Form 10-Q
period 1995-03-31
GENERAL COMMUNICATION INC
filed 1995-05-15
CIK 808461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



                                   (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ______________


                          Commission File No. 0-15279


                          GENERAL COMMUNICATION, INC.
             (Exact name of registrant as specified in its charter)



         STATE OF ALASKA                                    92-0072737
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)



         2550 Denali Street
         Suite 1000
         Anchorage, Alaska                                   99503
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: (907) 265-5600


Former name, former address and former fiscal year, if changed since last report

                    Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No        .

                    The number of shares outstanding of the registrant's classes of common stock, as of April 30, 1995 was:

                 19,648,113 shares of Class A common stock; and
                   4,177,520 shares of Class B common stock.

                                     INDEX

                          GENERAL COMMUNICATION, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995


                                                                         PAGE NO

PART I. FINANCIAL INFORMATION

        Item l.  Consolidated Financial Statements............................1

                 Consolidated Balance Sheets..................................1

                 Consolidated Statements of Operations........................3

                 Consolidated Statements of Stockholders'
                    Equity....................................................4

                 Consolidated Statements of Cash Flows........................5

                 Notes to Consolidated Financial Statements...................6

        Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations.............................................19


PART II.    OTHER INFORMATION

        Item 1.  Legal Proceedings............................................24

        Item 6.  Exhibits and Reports on Form 8-K.............................24


SIGNATURES....................................................................25


                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets



                                                                                                        (Unaudited)
                                                                                                         March 31, December 31,
                        ASSETS                                                                             1995       1994
                        ------                                                                             ----       ----
                                                                                                        (Amounts in thousands)
               Current assets:

                 Cash and cash equivalents (note 2) ..................................................   $ 3,023     1,649
                                                                                                         -------    ------

                 Receivables:
                         Trade .......................................................................    14,862    17,036
                         Other .......................................................................       239       221
                                                                                                         -------    ------
                                                                                                          15,101    17,257
                 Less allowance for doubtful receivables .............................................       347       409
                                                                                                         -------    ------
                         Net receivables .............................................................    14,754    16,848
                                                                                                         -------    ------

                 Prepaid and other current assets ....................................................     1,296     1,275
                 Deferred income taxes, net (note 6) .................................................       808       884
                 Inventory ...........................................................................       525       596
                 Notes receivable (note 3) ...........................................................       113       200
                                                                                                         -------    ------

                         Total current assets ........................................................    20,519    21,452
                                                                                                         -------    ------

               Property and equipment, at cost (notes 5 and 9)
                 Land ................................................................................        73        73
                 Distribution systems ................................................................    63,691    62,549
                 Support equipment ...................................................................    11,204    10,946
                 Property and equipment under capital leases .........................................     2,030     2,030
                                                                                                         -------    ------
                                                                                                          76,998    75,598
                 Less amortization and accumulated depreciation......................................     29,589    28,085
                                                                                                         -------    ------
                         Net property and equipment ..................................................    47,409    47,513
                                                                                                         -------    ------

               Notes receivable (note 3) .............................................................       772       767
               Investment securities available for sale (note 4) .....................................       785       785
               Other assets, at cost, net of amortization ............................................     2,907     3,732
                                                                                                         -------    ------

                         Total assets ................................................................   $72,392    74,249
                                                                                                         =======    ======

      See accompanying notes to consolidated financial statements.


                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (Continued)


                                                                                                          (Unaudited)
                                                                                                           March 31, December 31,
            LIABILITIES AND STOCKHOLDERS' EQUITY                                                              1995    1994
            ------------------------------------                                                              ----    ----
                                                                                                         (Amounts in thousands)
         Current liabilities:
           Current maturities of long-term debt (note 5) .............................................    $  1,565   1,585
           Current maturities of obligations under
             capital leases (note 9) .................................................................         258     249
           Accounts payable ..........................................................................       9,664  11,841
           Accrued liabilities .......................................................................         740     711
           Accrued payroll and payroll related obligations ...........................................       2,190   4,036
           Accrued income taxes (note 6) .............................................................         866     217
           Accrued interest ..........................................................................          80     101
           Deferred revenues .........................................................................       1,136   1,097
                                                                                                          --------  ------
                  Total current liabilities                                                                 16,499  19,837

         Long-term debt, excluding current maturities (note 5) .......................................      10,583  10,969
         Obligations under capital leases, excluding
           current maturities (note 9) ...............................................................         201     257
         Obligations under capital leases due to related parties,
           excluding current maturities (note 9) .....................................................         779     791
         Deferred income taxes, net (note 6) .........................................................       6,713   6,522
         Other liabilities ...........................................................................         860     780
                                                                                                           -------  ------
                  Total liabilities                                                                         35,635  39,156
                                                                                                           -------  ------

         Common stock (no par):
                  Class A.  Authorized
                   50,000,000 shares; issued and
                   outstanding 19,647,594 and 19,616,614
                   shares at March 31, 1995 and December 31,
                   1994, respectively ................................................................      13,875  13,830
                  Class B.  Authorized
                   10,000,000 shares; issued and
                   outstanding 4,178,039 and 4,179,019
                   shares at March 31, 1995 and December 31,
                   1994, respectively ................................................................       3,432   3,432
         Less cost of 105,111 Class A common
           shares held in treasury ...................................................................        (328)   (328)
         Paid-in capital .............................................................................       3,653   3,641
         Retained earnings ...........................................................................      16,125  14,518
                                                                                                           -------  ------
                  Total stockholders' equity                                                                36,757  35,093
                                                                                                           -------  ------
         Commitments and contingencies (notes 9 & 10)
                  Total liabilities and stockholders' equity                                              $ 72,392  74,249
                                                                                                           =======  ======

      See accompanying notes to consolidated financial statements.


                                     GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                                         Consolidated Statements of Operations



                                                            (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                         1995         1994
                                                         ----         ----
                                                    (Amounts in thousands
                                                   except per share amounts)
     Revenues:
       Transmission services (note 8) ...........   $  27,029       25,072
       Systems sales and service ................       1,871        2,321
       Other ....................................         793          798
                                                    ---------       ------
               Total revenues ...................      29,693       28,191

     Cost of sales ..............................      16,017       15,294
                                                    ---------       ------

               Contribution .....................      13,676       12,897
                                                    ---------       ------

     Operating costs and expenses:
       Operating and engineering ................       2,158        1,839
       Service ..................................       1,053        1,000
       Sales and communications .................       1,917        1,359
       General and administrative ...............       3,322        3,249
       Legal and regulatory .....................         405          267
       Bad debt .................................         283          262
       Depreciation and amortization ............       1,580        1,797
                                                    ---------       ------
               Total operating costs and expenses      10,718        9,773
                                                    ---------       ------

               Operating income .................       2,958        3,124
                                                    ---------       ------

     Other income (expense):
       Interest expense (notes 2 and 5) .........        (362)        (456)
       Interest income ..........................         150           39
                                                    ---------       ------
               Total other income (expense) .....        (212)        (417)
                                                    ---------       ------

               Earnings before income taxes .....       2,746        2,707

     Income tax expense (note 6) ................       1,139        1,009
                                                    ---------       ------

               Net earnings .....................   $   1,607        1,698
                                                    =========       ======

               Net earnings per common share ....   $     .07          .07
                                                    =========       ======


      See accompanying notes to consolidated financial statements.


                                     GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                                    Consolidated Statements of Stockholders' Equity




                                                      (Unaudited)                             (Unaudited)
                                                       Shares of         Class A     Class B   Class A
                                                      Common Stock       Common      Common  Shares Held Paid-in  Retained
                                                   Class A    Class B     Stock      Stock   in Treasury Capital  Earnings
                                                   -------    -------     -----      -----   ----------- -------  --------
                                                 (Amounts in thousands)                       (Amounts in thousands)


          Balances at December 31, 1993 .........    19,001     4,114    $13,470     3,432      (328)     3,252     7,384

          Net earnings ..........................        --        --         --        --        --         --     1,698
          Class B shares converted to Class A ...         4        (4)        --        --        --         --        --
          Tax effect of excess stock compensation
            expense for tax purposes over amounts
            recognized for financial reporting
            purposes ............................        --        --         --        --        --        116        --
          Shares issued under stock option plan .         1        --          1        --        --         --        --
          Shares issued and issuable under
            officer stock option agreements .....        45        --         10        --        --          9        --
                                                     ------     -----    -------     -----      ----      -----    ------

          Balances at March 31, 1994 ............    19,051     4,110    $13,481     3,432      (328)     3,377     9,082
                                                     ======     =====    =======     =====      ====      =====    ======

          Balances at December 31, 1994 .........    19,617     4,179    $13,830     3,432      (328)     3,641    14,518

          Net earnings ..........................        --        --         --        --        --         --     1,607
          Class B shares converted to Class A ...         1        (1)        --        --        --         --        --
          Tax effect of excess stock compensation
            expense for tax purposes over amounts
            recognized for financial reporting
            purposes ............................        --        --         --        --        --         11        --
          Shares issued under stock option plan .        30        --         45        --        --         --        --
          Shares issued and issuable under
            officer stock option agreements .....        --        --         --        --        --          1        --
                                                     ------     -----    -------     -----      ----      -----    ------

          Balances at March 31, 1995 ............    19,648     4,178    $13,875     3,432      (328)     3,653    16,125
                                                     ======     =====    =======     =====      ====      =====    ======


See accompanying notes to consolidated financial statements.


                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows



                                                                   (Unaudited)
                                                               Three Months Ended
                                                                    March 31,
                                                                 1995       1994
                                                                 ----       ----
                                                             (Amounts in thousands)
Cash flows from operating activities:
  Net earnings ............................................   $ 1,607      1,698
  Adjustments to reconcile net earnings
    to net cash provided (used) by operating activities:
        Depreciation and amortization .....................     l,580      1,797
        Provision for deferred income taxes ...............       278        329
        Other items not requiring cash (note 2) ...........        11        110
        Change in operating assets and liabilities (note 2)    (1,119)     1,253
                                                              -------     ------

          Net cash provided by operating activities .......     2,357      5,187
                                                              -------     ------

Cash flows from investing activities:
  Purchase of property and equipment ......................    (1,408)      (896)
  Refund of long-term deposits and purchases of other
    assets, net ...........................................       755        311
  Notes receivable payments ...............................        90          3
                                                              -------     ------

          Net cash used by investing activities ...........      (563)      (582)
                                                              -------     ------

Cash flows from financing activities:
  Repayments of long-term borrowings ......................      (465)    (1,827)
  Proceeds from stock issuance ............................        45         11
                                                              -------     ------

          Net cash used by financing activities ...........      (420)    (1,816)
                                                              -------     ------

          Increase in cash and cash equivalents ...........     1,374      2,789

Cash and cash equivalents at beginning of period ..........     1,649      2,623
                                                              -------     ------

Cash and cash equivalents at end of period ................   $ 3,023      5,412
                                                              =======     ======


See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(l)        Summary of Significant Accounting Principles

           (a)  General

           General Communication, Inc. ("GCI"), an Alaska corporation, was incorporated in 1979. GCI Communication Corp. ("GCC") , an Alaska corporation, is a wholly owned subsidiary of GCI and was incorporated in 1990. GCI Communication Services, Inc. ("Communication Services"), an Alaska corporation, is a wholly-owned subsidiary of GCI and was incorporated in 1992. GCI Leasing Co., Inc. ("Leasing Company"), an Alaska corporation, is a wholly-owned subsidiary of Communication Services and was incorporated in 1992. GCI and GCC are engaged in the transmission of interstate and intrastate private line and switched message long distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries. GCC also provides northbound services to certain common carriers terminating traffic in Alaska and sells and services dedicated communications systems and related equipment. Communication Services provides private network point-to-point data and voice transmission services between Alaska, Hawaii and the western contiguous United States. Leasing Company owns and leases capacity on an undersea fiber optic cable used in the transmission of interstate private line and switched message long distance services between Alaska and the remaining United States and foreign countries.

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
           Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 is not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

           (b)  Principles of Consolidation

           The consolidated financial statements include the accounts of GCI, its wholly-owned subsidiaries GCC and Communication Services, and Communication Services wholly owned subsidiary Leasing Company. All significant intercompany balances and transactions have been eliminated in consolidation.

           (c)  Net Earnings Per Common Share

           Primary  earnings  per common  share are  determined  by dividing net earnings  by the  weighted  number of common  and  common  equivalent shares outstanding (amounts in thousands):
                                                    1995     1994
                                                    ----     ----
                                                    (Unaudited)
               Weighted average common
                   shares outstanding .........   23,712   23,028
               Common equivalent shares
                   outstanding ................      672    1,514
                                                  ------   ------
               Shares used in computing primary
                   earnings per share .........   24,384   24,542
                                                  ======   ======


           The difference between shares for primary and fully diluted earnings per share was not significant in any period presented.

           (d)  Cash and Cash Equivalents

           Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash.

           (e)  Inventory

           Inventory of merchandise for resale and parts is stated at the lower of cost or market. Cost is determined using the first-in, first-out method for parts and the specific identification method for equipment held for resale.

           (f)  Property and Equipment

           Property and equipment is stated at cost. Construction costs of transmission facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments.

           Depreciation and amortization is computed on a straight-line basis based upon the shorter of the lease term or the estimated useful lives of the assets ranging from 3 to 20 years for distribution systems and 5 to 10 years for support equipment. Amortization of equipment financed under capitalized leases is included in depreciation expense.

           Repairs and maintenance are charged to operations, and renewals and additions are capitalized. Gains or losses are recognized at the time of ordinary retirements, sales or other dispositions of property.

           (g)  Marketable Securities

           Effective January 1, 1994, GCI and subsidiaries ("the Company") adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, securities when purchased, are classified in either the trading account securities portfolio, the securities available for sale portfolio, or the securities held to maturity portfolio. Securities are classified as trading account securities when the intent is profit maximization through market appreciation and resale. Securities are classified as available for sale when management intends to hold the securities for an indefinite period of time. Securities are classified as held to maturity when it is management's intent to hold these securities until maturity.

           Unrealized gains or losses on securities available for sale are excluded from earnings and reported as a net amount in a separate component of stockholders' equity. There was no cumulative effect on the financial statements from the adoption of SFAS No. 115. Securities available for sale are stated at fair market value which approximates cost.

           (h)  Other Assets

           Other assets, excluding deferred loan costs and goodwill, are recorded at cost and are amortized on a straight-line basis over 5 to 10 years. Deferred loan costs are recorded at cost and are amortized on a straight-line basis over the life of the associated loan.

           Goodwill totaled approximately $1,362,000 and $1,387,000 at March 31, 1995 and December 31, 1994, respectively, net of amortization of approximately $621,000 and $596,000, respectively. Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over twenty years.

           (i)  Revenue From Services and Products

           Revenues generated from long distance telecommunication services are recognized when the services are provided. System sales from the sale of equipment are recognized at the time the equipment is delivered or installed. Service revenues are derived primarily from maintenance contracts on equipment and are recognized on a prorated basis over the term of the contract. Other revenues are recognized when the service is provided.

           (j)  Income Taxes

           In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". SFAS No. 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The Company adopted SFAS No. 109 effective January 1, 1993.

           (k)  Reclassifications

           Reclassifications have been made to the 1994 financial statements to make them comparable with the 1995 presentation.

(2)        Consolidated Statements of Cash Flows Supplemental Disclosures

           For purposes of the Statement of Cash Flows, the Company's cash equivalents includes cash and all invested assets with original maturities of less than three months.

           Other  items  not   providing  or  requiring   cash  consist  of  (in
           thousands):
                                                                                            (Unaudited)
                         Three-month period ended March 31,                               1995       1994
                                                                                          ----       ----

                         Bad debt expense, net of write-offs .......................    $  (62)        31
                         Deferred compensation and compensatory
                            stock options ..........................................        81         79
                         Other non-cash income and expense items....................        (8)        --
                                                                                        ------        ---

                                                                                        $   11        110
                                                                                        ======        ===

           Changes in operating  assets and  liabilities  consist of (amounts in thousands):
                                                                                            (Unaudited)
                         Three-month period ended March 31,                               1995       1994
                                                                                          ----       ----

                         (Increase) decrease in accounts receivable ................   $ 2,174        (25)
                         (Increase) in other receivables ...........................       (18)       (24)
                         (Increase) decrease in inventory ..........................        71       (224)
                         (Increase) decrease in prepaid and other
                           current assets ..........................................       (19)       143
                         (Increase) in restricted cash .............................        --         (4)
                         Increase (decrease) in accounts payable ...................    (2,177)     1,493
                         Increase in accrued liabilities ...........................        29        388
                         (Decrease) in accrued payroll
                           and payroll related obligations .........................    (1,846)      (858)
                         (Decrease) in accrued interest ............................       (21)       (21)
                         Increase (decrease) in deferred revenue ...................        39       (121)
                         Increase in accrued income taxes ..........................       649        506
                                                                                       -------      -----

                                                                                       $(1,119)     1,253
                                                                                       =======      =====

           Income taxes paid totaled approximately $212,000 and $175,000 during the quarters ended March 31, 1995 and 1994, respectively.

           Interest paid totaled approximately $383,000 and $468,000 during the quarters ended March 31, 1995 and 1994, respectively.

           The Company recorded $11,000 and $116,000 during the quarters ended March 31, 1995 and 1994, respectively, as paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

(3)        Notes Receivable

           A summary of notes receivable follows:
                                                                                (Unaudited)
                                                                                 March 31, December 31,
                                                                                    1995     1994
                                                                                    ----     ----
                                                                                (Amounts in thousands)
                      Note receivable from officer bearing interest
                       at the rate paid by the Company  on its
                       senior  indebtedness,  secured by GCI Class A
                       common stock,  due on the 90th day after
                       termination of employment or July 30, 1998,
                       whichever is earlier ....................................   $ 500      500

                      Note  receivable  from officer  bearing  interest
                       at 10%,  secured by Company  stock;  payable
                       in equal  annual  installments  of $36,513 through
                       August 26, 2004..........................................     224      224

                      Notes receivable  from officers and others bearing
                       interest at 8% to 10%, secured by Company common
                       stock, shares of various common stock and equipment;
                       due December 31, 1995 through October 13, 1999  .........     104      194
                                                                                   -----     ----

                         Total notes receivable ................................     828      918

                         Less current portion ..................................    (113)    (200)

                         Plus long-term accrued interest .......................      57       49
                                                                                   -----     ----

                                                                                   $ 772      767
                                                                                   =====     ====

(4)        Investment Securities Available for Sale

           As of January 1, 1994 the Company adopted SFAS No. 115. Accordingly, the Company's marketable equity securities have been classified as available for sale securities and are reported at fair market value which approximates cost. The Company held no trading account investment securities at March 31, 1995.

(5)        Long-term Debt

           Long-term debt is summarized as follows:
                                               (Unaudited)
                                                March 31, December 31,
                                                  1995        1994
                                                  ----        ----
                                               (Amounts in thousands)

              Credit Agreement (a) .......   $   2,000       2,000

              Undersea Fiber and Equipment
                Loan Agreement (b) .......       9,197       9,500

              Financing Obligation (c) ...         951       1,054
                                             ---------      ------

                                                12,148      12,554

              Less current maturities ....       1,565       1,585
                                             ---------      ------

              Long-term debt, excluding
                current maturities .......   $  10,583      10,969
                                             =========      ======

           (a) GCI completed a refinancing of its senior indebtedness on May 14, 1993. The new senior facility is a reducing revolver that is amortized in quarterly payments or reductions of $650,000 beginning June 30, 1993 through December 31, 1996 and $812,500 per quarter thereafter through its expiration on December 31, 1997. The credit agreement provides for interest (8.44% at March 31, 1995), among other options, at the corporate base rate plus a margin of one to one and one-half percent depending on the Company's leverage ratio as defined in the agreement. A fee of .50% per annum is assessed on the unused portion of the facility.

                    The credit agreement contains, among others, covenants requiring maintenance of specific levels of operating cash flow to indebtedness, to interest expense, to fixed charges, and to pro forma debt service. The credit agreement includes limitations on acquisitions, additional indebtedness and capital expenditures, and prohibits payment of dividends, other than stock dividends. The Company was in compliance with all credit agreement covenants during the period commencing May 14, 1993 (date of the refinancing) through March 31, 1995.

                    Security for the credit agreement includes a pledge of the stock of the operating subsidiary, GCC, and a first lien on substantially all of its assets. GCI and its subsidiaries, Communication Services and Leasing Company, are liable as guarantors.

                    $2.25 million of the facility has been used to provide a letter of credit to secure payment of certain access charges associated with the Company's provision of telecommunications services within the state of Alaska.

                    In June, 1993, the Company entered into a two-year interest rate swap agreement with a Bank whereby the rate on $18,200,000 of debt (reduced by $422,500 per quarter beginning July 1, 1993) was fixed at 4.45 percent plus applicable margins. The interest effect of the difference between the fixed rate and the three-month LIBOR rate will either be added to or serve to reduce interest expense depending on the relative interest rates.

           (b) On December 31, 1992, Leasing Company entered into a $12,000,000 loan agreement, of which approximately $9,000,000 of the proceeds were used to acquire capacity on the undersea fiber optic cable linking Seward, Alaska and Pacific City, Oregon. Concurrently, Leasing Company leased the capacity under a ten year all events, take or pay, contract to MCI, who subleased the capacity back to the Company. The lease and sublease agreements provide for equivalent terms of 10 years and identical monthly payments of $200,000. The proceeds of the lease agreement with MCI were pledged as primary security for the financing. The loan agreement provides for monthly payments of $170,000 including principal and interest through the earlier of January 1, 2003, or until repaid. The loan agreement provides for interest at the prime rate plus one-quarter percent. Additional collateral includes substantially all of the assets of Leasing Company including the fiber capacity and a security interest in all of its outstanding stock. MCI has a second position security interest in the assets of Leasing Company.

           (c) As consideration for MCI's role in enabling Leasing Company to finance and acquire the undersea fiber optic cable capacity described at note 5(b) above, Leasing Company agreed to pay MCI $2,040,000 in sixty monthly payments of $34,000. For financial statement reporting purposes, the obligation has been recorded at its remaining present value, using a discount rate of 10% per annum. The agreement is secured by a second position security interest in the assets of Leasing Company.

           As of March 31, 1995 maturities of long-term debt were as follows (in thousands):
                            Year ending
                              March 31,
                              ---------

                                1996                           $  1,565
                                1997                              1,723
                                1998                              3,754
                                1999                              1,635
                                2000                              1,793
                                2001 and thereafter               1,678
                                                               --------
                                                               $ 12,148
                                                               ========

(6)        Income Taxes

           Total income tax expense for the quarters ended March 31, 1995 and 1994 were allocated as follows (amounts in thousands):

                                                              1995       1994
                                                              ----       ----
                                                                (Unaudited)
           Earnings from continuing operations             $ 1,139      1,009
           Stockholders' equity, for stock option
             compensation expense for tax purposes
             in excess of amounts recognized for
             financial reporting purposes                      (11)      (116)
                                                           -------      -----

                                                           $ 1,128        893
                                                           =======      =====

           Income tax expense for the quarters ended March 31, 1995 and 1994 consists of the following (amounts in thousands):

                                                              1995       1994
                                                              ----       ----
                                                                (Unaudited)
           Current tax expense:
                    Federal taxes                           $  641        603
                    State taxes                                220         77
                                                            ------      -----
                                                               861        680
                                                            ------      -----
           Deferred tax expense:
                    Federal taxes                              120        148
                    State taxes                                158        181
                                                            ------      -----
                                                               278        329
                                                            ------      -----

                                                            $1,139      1,009
                                                            ======      =====

           Total income tax expense (benefit) differed from the "expected" income tax expense (benefit) determined by applying the statutory federal income tax rate of 34% for the quarters ended March 31, 1995 and 1994 as follows (amounts in thousands):

                                                              1995       1994
                                                              ----       ----
                                                                 (Unaudited)
           "Expected" statutory tax expense                 $  934        920
           State income taxes, net of federal benefit          175        170
           Income tax effect of goodwill
              amortization, nondeductible
              expenditures and other items, net                 30        (81)
                                                            ------      -----

                                                            $1,139      1,009
                                                            ======      =====

           The  tax  effects  of  temporary   differences   that  give  rise  to
           significant  portions of the  deferred  tax assets and  deferred  tax liabilities  at March 31, 1995 and  December  31, 1994 are  presented below (amounts in thousands).
                                                                                     March 31, December 31,
                                                                                       1995     1994
                                                                                       ----     ----
                                                                                    (Unaudited)
              Net current deferred tax assets:
                    Accounts receivable, principally due to allowance for
                       for doubtful accounts .....................................   $  193      199
                    Compensated absences, accrued for financial reporting purposes      344      333
                    Federal and state alternative minimum tax credit carryforwards      248      330
                    Workers compensation and self insurance health reserves,
                       principally due to accrual for financial reporting purposes      188      185
                    Other ........................................................       25       36
                                                                                     ------    -----
                           Total gross current deferred tax assets ...............      998    1,083
                           Less valuation allowance ..............................     (190)    (199)
                                                                                     ------    -----
                           Net current deferred tax assets .......................   $  808      884
                                                                                     ======    =====
              Net long-term deferred tax assets:
                    Deferred compensation expense for financial
                       reporting purposes in excess of amounts recognized
                       for tax purposes ..........................................   $  536      511
                    Employee stock option compensation expense for financial
                       reporting purposes in excess of amounts recognized
                       for tax purposes ..........................................      235      234
                    Capital loss carryforwards ...................................      168      168
                    Other ........................................................      321      311
                                                                                     ------    -----
                           Total gross long-term deferred tax assets .............    1,260    1,224
                           Less valuation allowance ..............................     (235)    (226)
                                                                                     ------    -----
                           Net long-term deferred tax assets .....................    1,025      998
                                                                                     ------    -----
              Net long-term deferred tax liabilities:
                    Plant and equipment, principally due to differences in
                       depreciation ..............................................    7,724    7,507
                    Other ........................................................       14       13
                                                                                     ------    -----
                           Total gross long-term deferred tax liabilities ........    7,738    7,520
                                                                                     ------    -----
                           Net combined long-term deferred tax liabilities .......   $6,713    6,522
                                                                                     ======    =====

           The valuation allowance for deferred tax assets was $425,000 as of March 31, 1995 and December 31, 1994.

           Tax benefits associated with recorded deferred tax assets, net of valuation allowances, are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.

           For income tax reporting purposes, the Company has available an alternative minimum tax credit carryforward of approximately $248,000 which is available to reduce future federal regular income taxes, if any, over an indefinite period. In addition, the Company has capital loss carryovers totaling approximately $415,000 which expire in 1996 and 1997.

(7)        Stockholders' Equity

           Common Stock

           GCI's Class A common stock and Class B common stock are identical in all respects, except that each share of Class A common stock has one vote per share and each share of Class B common stock has ten votes per share. In addition, each share of Class B common stock outstanding is convertible, at the option of the holder, into one share of Class A common stock.

           On December 31, 1992, the Company entered into a letter of intent with MCI outlining the general terms and conditions of several proposed arrangements between them. Under the arrangements, MCI paid a total of $13,280,000 for 6,251,509 shares of Class A and 1,275,791 shares of Class B common stock of the Company which on a fully diluted basis represented approximately 31 and 30 percent of the issued and outstanding shares of the respective class.

           Stock Warrants

           On May 18, 1994 an officer of the Company exercised warrants. In exchange for $114, the Company issued 160,297 and 74,028 shares of GCI Class A and Class B common stock, respectively.

           Pursuant to the terms of a stock appreciation right granted in 1988, the Company issued to its former senior lender warrants to acquire 1,021,373 shares of GCI Class A common stock for $.85669 per share. Warrants to purchase 600,000 shares of Class A common stock were exercised in April and May, 1991, an additional 168,085 were exercised in September, 1991 and the remaining warrants to purchase 253,288 shares were exercised in September and October, 1994.

           Stock Option Plan

           In December 1986, GCI adopted a Stock Option Plan (the "Option Plan") in order to provide a special incentive to officers, non-employee directors, and employees by offering them an opportunity to acquire an equity interest in GCI. The Option Plan provides for the grant of options for a maximum of 2,350,000 shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an option expires or terminates, the shares subject to the option will be available for further grants of options under the Option Plan. The Option Plan is administered by GCI's Board of Directors or a committee of disinterested persons.

           Employees of GCI (including officers and directors), employees of affiliated companies and non-employee directors of GCI are eligible to participate in the Option Plan. The Option Plan provides that no options may be granted after December 20, 1996, and that all options granted under the Option Plan must expire not later than ten years after the date of grant. The exercise price may be less than, equal to, or greater than the fair market value of the shares on the date of grant. Options granted pursuant to the Option Plan are only exercisable if at the time of exercise the option holder is an employee or non-employee director of GCI.

           Information  for the  periods  ended  March  31,  1995 and 1994  with respect to the Plan follows:
                                                     Shares      Option Price
                                                     ------      ------------
           Outstanding at December 31, 1993       1,823,658       $0.75-$4.00
                    Granted                             ---       ---
                    Exercised                        (5,459)      $0.75-$2.25
                    Forfeited                           ---       ---
                                                  ---------

           Outstanding at March 31, 1994          1,818,199       $0.75-$4.00
                                                  =========

           Outstanding at December 31, 1994       1,729,699       $0.75-$4.00

                    Granted                             ---       ---
                    Exercised                       (20,000)      $2.25
                    Forfeited                       (11,500)      $4.00
                                                  ---------

           Outstanding at March 31, 1995          1,698,199       $0.75-$4.00
                                                  =========
           Available for grant at March 31, 1995    109,553
                                                  =========
           Exercisable at March 31, 1995            673,599
                                                  =========

           The options expire at various dates through June 2003.

           Stock Options Not Pursuant to a Plan

           In June 1989, officer John Lowber was granted options to acquire 100,000 Class A common shares at $.75 per share. The options vested in equal annual increments over a five-year period and expire February, 1999.

           The Company entered into an incentive agreement in June 1989 with Mr. Behnke, an officer of the Company. The incentive agreement provides for the acquisition of 95,190 remaining shares of Class A common stock of the Company for $.001 per share exercisable through June 16, 1997. The shares under the incentive agreement vested in equal annual increments over a three-year period.

           Class A Common Shares Held in Treasury

           The Company acquired 105,111 shares of its class A common stock in 1989 for approximately $328,000 to fund a deferred bonus agreement with Mr. Duncan, an officer of the Company. The agreement provides that the balance is payable after the later of a) termination of employment or b) six months after the effective date of the agreement.

           Employee Stock Purchase Plan

           In December 1986, GCI adopted an Employee Stock Purchase Plan (the "Plan") qualified under Section 401 of the Internal Revenue Code of 1986 (the "Code"). The Plan provides for acquisition of the Company's Class A and Class B common stock at market value. The Plan permits each employee of GCI and affiliated companies who has completed one year of service to elect to participate in the Plan. Eligible employees may elect to reduce their compensation in any even dollar amount up to 10 percent of such compensation up to a maximum of $9,240 in 1995; they may contribute up to 10 percent of their compensation with after-tax dollars, or they may elect a combination of salary reductions and after-tax contributions.

           GCI may match employee salary reductions and after tax contributions in any amount, elected by GCI each year, but not more than 10 percent of any one employee's compensation will be matched in any year. The combination of salary reductions, after tax contributions and GCI matching contributions cannot exceed 25 percent of any employee's compensation (determined after salary reduction) for any year. GCI's contributions will vest over six years. The employees' and GCI's contributions are currently invested primarily in GCI common stock. The Company's matching contributions allocated to participant accounts totaled approximately $301,000 and $221,000 for the quarters ended March 31, 1995 and 1994, respectively. The Plan may, at its discretion, purchase shares of common stock from the Company at market value or may purchase GCI common stock on the open market.

           Effective for Plan years beginning on or after January 1, 1995, the Plan was amended in December, 1994 to allow diversification of investments into selected securities or funds. Management anticipates that revisions to the Plan will be implemented during the third quarter of 1995. Employee contributions invested in the Company's Class A and Class B common stock will continue to receive up to 100% matching, as determined by the Company each year, in the Company's Class A and Class B common stock. Employee contributions invested in other than the Company's Class A and Class B common stock will receive up to 50% matching, as determined by the Company each year, in the Company's Class A and Class B common stock.

(8)        Sales to Major Customers

           The Company provides message telephone service to MCI and U.S. Sprint ("Sprint"), major customers. Pursuant to the terms of a contract with MCI, the Company earned revenues of approximately $5.1 million and $4.7 million for the three-month periods ended March 31, 1995 and 1994, respectively. The Company earned revenues pursuant to a contract with Sprint totaling approximately $3.4 million and $2.8 million for the three-month periods ended March 31, 1995 and 1994, respectively.

(9)        Leases

           The Company leases business offices, has entered into site lease agreements and uses certain equipment and satellite transponder capacity pursuant to operating lease arrangements. Rental costs under such arrangements amounted to approximately $1,658,000 and $997,000 for the quarters ended March 31, 1995 and 1994, respectively.

           The Company entered into a long-term capital lease agreement in 1991 with the wife of the Company's president for property occupied by the Company. Such lease is guaranteed by the Company. The lease term is 15 years with monthly payments of $14,400, increasing in

           $800 increments at each two year anniversary of the lease. Monthly lease costs increased to $15,200 effective October 1993 and will increase to $16,000 effective October 1995. If the owner sells the premises prior to the end of the tenth year of the lease, the owner will rebate to the Company one-half of the net sales price received in excess of $900,000. If the property is not sold prior to the tenth year of the lease, the owner will pay the Company the greater of one-half of the appreciated value of the property over $900,000, or $500,000. The leased asset was capitalized in 1991 at the owner's cost of $900,000 and the related obligation was recorded in the accompanying financial statements.

           The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets.

           It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

(10)       Commitments and Contingencies

           In the normal course of the Company's operations, it and GCC are involved in various legal and regulatory matters before the FCC and the APUC. While the Company does not anticipate that the ultimate disposition of such matters will result in abrupt changes in the competitive structure of the Alaska market or of the business of the Company, no assurances can be given that such changes will not occur and that such changes would not be materially adverse to GCI.

           Pursuant to the terms of a contract with one of its officers, in the event of his death or under certain other conditions the Company is obligated to make a payment of $450,000 to the officer or his estate. The Company acquired life insurance in 1993 to provide for this obligation.

           The Company was named by the FCC in March 1995 as the high bidder for one of the two 30 megahertz blocks of spectrum, with Alaska statewide coverage. Acquisition of the license for a cost of $1.65 million will allow GCI to introduce new PCS services in Alaska. The Company will be developing plans for PCS deployment throughout 1995 with construction of the system expected to begin in 1996 and service to be offered as early as 1997 or 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS




           Liquidity and Capital Resources

           The Company's liquidity (ability to generate adequate amounts of cash to meet the Company's need for cash) was affected by a net increase in the Company's cash and cash equivalents of approximately $1,374,000 from December 31, 1994 to March 31, 1995. Sources of cash in 1995 included the Company's operating activities which generated positive cash flow of approximately $2.4 million, and receipt of a partial refund of a PCS spectrum bid deposit totaling approximately $800,000. Uses of cash during the first quarter of 1995 included repayment of approximately $465,000 of long-term borrowings and capital lease obligations, and investment of approximately $1.4 million in distribution and support equipment.

           Net accounts receivable decreased $2.1 million from December 31, 1994 to March 31, 1995 resulting primarily from receipt of payments from several major customers in March 1995, in advance of the dates the payments are normally received.

           Payments of approximately $4 million of accounts payable, accrued payroll and payroll related obligations resulted in reduced balances at March 31, 1995 as compared to December 31, 1994.

           Working capital totaled $4,020,000 and $1,615,000 at March 31, 1995 and December 31, 1994, respectively. Working capital generated by operations and the deposit refund exceeded expenditures for property, equipment and other assets, repayment of long-term borrowings and capital lease obligations resulting in the increase of approximately $2.4 million at March 31, 1995 as compared to December 31, 1994.

           Cash flow from operating activities, as depicted in the Consolidating Statements of Cash Flows decreased approximately $2.8 million during the first quarter of 1995 as compared to the same period of 1994. Cash flow resulting from revenue growth and operating activities was offset by reductions in current obligations.

           The Company's expenditures for property and equipment totaled $1.4 million and $896,000 during the first quarter of 1995 and 1994, respectively. Management's capital expenditures plan for 1995 includes approximately $8.5 million in capital necessary to maintain the network and enhance transmission capacity to meet projected traffic demands.

           The two wideband transponders the Company owned reached the end of their expected useful life in August, 1994, at which time the Company leased temporary replacement capacity. The cost of the leased capacity and the transition to a different satellite resulted in an increase in distribution costs associated with transponder usage during the first quarter of 1995 as compared to the same period of 1994. The Company leased replacement transponder capacity on a long-term basis at a reduced rate subsequent to the transition period.

           The Company continues to evaluate the most effective means to integrate its telecommunications network with that of MCI. Such integration will require capital expenditures by the Company in an amount yet to be determined. Any investment in such capital expenditures is expected to be recovered by increased revenues from expanded service offerings and reductions in costs resulting from integration of the networks.

           The FCC concluded an auction of spectrum to be used for the provision of PCS in March, 1995. The Company was named by the FCC as the high bidder for one of the two 30 megahertz blocks of spectrum, with Alaska statewide coverage. Acquisition of the license for a cost of $1.65 million will allow GCI to introduce new PCS services in Alaska. The Company will be developing plans for PCS deployment throughout 1995 with construction of the system expected to begin in 1996 and service to be offered as early as 1997 or 1998. Expenditures for PCS deployment could total $50 to $100 million over the next 10 year period. The estimated cost for PCS deployment is expected to be funded through income from operations and additional debt and perhaps, equity financing.

           In anticipation of the auction of PCS spectrum by the FCC beginning in December, 1994, the Company obtained a commitment from its senior lender to amend its existing credit agreement to provide additional financing. The amendment would have increased the size of the facility to $25 million with repayment terms extending to December 31, 1999. At the Company's request, the commitment was terminated in April 1995. The Company expects to pursue additional debt or perhaps equity financing in late 1995 or 1996 depending on its needs. The Company's ability to deploy PCS services will be dependent on its ability to raise the necessary resources.

           Expenditures of approximately $2.5 million were made in 1994 developing new DAMA satellite communication technology. A four-module demonstration system was constructed in 1994 and will be integrated into the Company's telecommunication network in 1995. The digital DAMA system allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality. Deployment expenditures in 1995 are expected to be funded with cash generated from operations.

           Management expects that cash flow generated by the Company will be sufficient to meet no less than the minimum required for maintenance level capital expenditures and scheduled debt repayment. The Company's ability to invest in discretionary capital and other projects will depend upon its future cash flows and access to additional debt and/or equity financing.

           Results of Operations

           Quarter ended March 31, 1995 ("1995"), compared with quarter ended March 31, 1994 ("1994").

           The Company's message data and transmission services industry segment provides interstate and intrastate long distance telephone service to all communities within the state of Alaska through use of its facilities and interconnect agreements with other carriers. The Company's average rate per minute for message transmission services remained relatively constant during 1995 and 1994 at 18.7(cent) and 18.2(cent), respectively. Total revenues for 1995 were $29.7 million, an approximate 5.3 percent increase over 1994 revenues of $28.2 million. Revenue growth is attributed to three fundamental factors, as follows:

           (1) Growth in interstate telecommunication services which resulted in billable minutes of traffic carried totaling 105 and 99 million minutes in 1995 and 1994, respectively, or 83 percent of total 1995 minutes and 84 percent of total 1994 minutes, respectively.
           (2)Provision of intrastate telecommunication services which resulted in billable minutes of traffic carried totaling 21 and 19 million minutes in 1995 and 1994, respectively, or 17 percent of total 1995 and 16 percent of total 1994 minutes, respectively.

           (3) Increases in revenues derived from other common carriers ("OCC") including MCI and Sprint. OCC traffic accounted for $8.5 million or 28.6% and $7.5 million or 26.6% of total revenues in 1995 and 1994, respectively. Both MCI and Sprint are major customers of the Company. Loss of one or both of these customers would have a significant detrimental effect on revenues and on contribution. There are no other individual customers, the loss of which would have a material impact on the Company's revenues or gross profit.

           System sales and service revenues totaled $1.9 million and $2.3 million in 1995 and 1994, respectively. The decrease in system sales and service revenues is primarily attributed to fewer larger dollar equipment sales orders received during the first quarter of 1995 as compared to the same period of 1994.

           Transmission access and distribution costs, which represent cost of sales for transmission services, amounted to approximately 58.2 percent and 58.9 percent of transmission revenues during 1995 and 1994, respectively. The decrease in distribution costs as a percentage of transmission revenues during 1995 as compared to 1994 results from proportionate increases in revenues as compared to costs and decreases in access tariff charges commencing July 1994, offset by increases in costs associated with the Company's lease of replacement transponder capacity as previously described. Changes in distribution costs as a percentage of revenues will occur as the Company's traffic mix changes. The Company is unable to predict if or when access charge rates will change in the future and the impact of such changes on the Company's distribution costs.

           Total operating costs and expenses increased 9.7 percent during 1995 as compared to 1994. Marketing costs were increased during the quarter in response to the marked increase in advertising and telemarketing activity of the Company's competitor in advance of its anticipated acquisition by AT&T during the summer of 1995. Non-recurring costs associated with demonstration of the Company's prototype rural telecommunication technology in the Senate Russell building during the quarter resulted in increased costs as compared to the prior year. Operating and Engineering costs increased in relation to the increase in minutes of traffic carried and in part, in anticipation of the Company's expansion efforts. In general, the Company has dedicated additional resources in certain areas to pursue longer term opportunities. It must balance the desire to pursue such opportunities with the need to continue to improve current performance.

           Interest  expense  decreased  20.6 percent during 1995 as compared to
           1994.   The  decrease   resulted  from  reduction  of  the  Company's
           outstanding indebtedness.

           Income tax expense totaled $1,139,000 and $1,009,000 in 1995 and 1994, respectively, resulting from the application of statutory income tax rates to net earnings before income taxes. The Company has available alternative minimum tax credits of approximately $248,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period. In addition, the Company has capital loss carryovers totaling approximately $415,000 which expire in 1996 and 1997. Tax benefits associated with recorded deferred tax assets, net of valuation allowances, are considered to be more likely than not realizable through future reversals of existing taxable temporary differences, and future taxable income exclusive of reversing temporary differences and carryforwards.

           The Alaska economy is supported in large part by the oil and gas industry. ARCO announced a 715 person downsizing in July 1994. Similar downsizing was announced by other companies operating in the oil and gas industry in Alaska for late 1994 and 1995.

           The military presence in the state of Alaska provides a significant source of revenues to the economy of the state. A reduction in federal military spending or closure of a major facility in Alaska would have a substantial adverse impact on the state and would both directly and indirectly affect the Company. A reduction in the number of military personnel served by the Company and a reduction in the number of private lines required by the armed forces would have a direct effect on revenues. Indirect effects would include a reduction of services provided across the state in support of the military community and as a result, a reduction in the number of customers served by the Company and volume of traffic carried.

           The Pentagon released its recommendations for military base closings and realignments in March 1995 for the fourth and possibly final round of base closings since 1988. A review again within three or four years is possible. The recommendations propose closure and realignment of 146 of them for lack of need and realignment of functions for the more efficient use of that inventory.

           The following military installations located in Alaska were recommended for closure or realignment in the report: Fort Greely (realign, estimated loss of 438 military and 286 civilian jobs), Fort Wainwright (realign, estimated gain of 205 military and 56 civilian jobs), NAF Adak (closure, estimated loss of 540 military and 138 civilian jobs). If the proposed closures and realignments are approved, the loss of jobs and associated revenues is not expected to have a material effect on the Company's operations.

           No assurance can be given that funding for existing military installations in Alaska will not be adversely affected by reprioritization of needs for military installations or federal budget cuts in the future.

           In December 1991, the Financial Accounting Standards Board issued Statement of Financial Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"). SFAS No. 107 extends existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized, in the statement of financial position. The Company anticipates that the adoption of SFAS No. 107 in 1996 will not have a material effect on the consolidated financial statements.

           Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, securities when purchased, are classified in either the trading account securities portfolio, the securities available for sale portfolio, or the securities held to maturity portfolio. Unrealized gains or losses on securities available for sale are excluded from earnings and reported as a net amount in a separate component of stockholders' equity. There was no cumulative effect on the financial statements from the adoption of SFAS No. 115. The Company's marketable equity securities have been classified as available for sale securities and are reported at their fair market value which approximates cost. The Company held no trading account investment securities at December 31, 1994.

           In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instrument" ("SFAS No. 119"). SFAS No. 119 requires disclosures regarding amount, nature and terms of derivative financial instruments, for instance futures, forward, swap and option contracts and other instruments with similar characteristics. The Company anticipates that the adoption of SFAS No. 119 in 1996 will not have a material effect on consolidated financial statements.

           The Company generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, material and supplies, and plant and equipment. A portion of the increased labor and material and supplies costs directly affects income through increased maintenance and operating costs. The cumulative impact of inflation over a number of years has resulted in higher depreciation expense and increased costs for current replacement of productive facilities. However, operating efficiencies have partially offset this impact, as have price increases, although the latter have generally not been adequate to cover increased costs due to inflation. Competition and other market factors limit the Company's ability to price services and products based upon inflation's effect on costs.

      II.  OTHER INFORMATION

(l)        Legal Proceedings

           Information regarding pending legal proceedings to which the Company is a party is included in Notes 9 and 10 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

(6)        Exhibits and Reports on Form 8-K

           (a)      Exhibits - None

           (b)      Reports on Form 8-K filed during the quarter ended March 31,
                      1995 - None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     GENERAL COMMUNICATION, INC.



May 10, 1995                          By:         /s/ Ronald A. Duncan
- ------------                                      --------------------
   (Date)                                         Ronald A. Duncan, President
                                                  and Director
                                                  (Principal Executive Officer)



May 10, 1995                          By:         /s/ John M. Lowber
- ------------                                      ------------------
   (Date)                                         John M. Lowber, Senior Vice
                                                  President and Chief Financial
                                                  Officer
                                                  (Principal Financial Officer)



May 10, 1995                          By:         /s/ Alfred J. Walker
- ------------                                      -------------------
   (Date)                                         Alfred  J.  Walker, Vice
                                                  President and Chief
                                                  Accounting Officer
                                                  (Principal Accounting Officer)