Form 10-Q
period 1995-06-30
GENERAL COMMUNICATION INC
filed 1995-08-14
CIK 808461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



                                   (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995

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

     The number of shares outstanding of the registrant's classes of common stock, as of July 31, 1995 was:

                 19,658,741 shares of Class A common stock; and
                   4,176,892 shares of Class B common stock.

                                     INDEX

                          GENERAL COMMUNICATION, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1995


                                                                         PAGE NO

      PART I.     FINANCIAL INFORMATION

                  Item l.      Consolidated Financial Statements...............1

                               Consolidated Balance Sheets.....................1

                               Consolidated Statements of Operations...........3

                               Consolidated Statements of Stockholders'
                                 Equity........................................4

                               Consolidated Statements of Cash Flows...........5

                               Notes to Consolidated Financial Statements......6

                  Item 2.      Management's Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations................................19


      PART II.    OTHER INFORMATION

                  Item 1.      Legal Proceedings..............................24

                  Item 4.      Submission of Matters to a Vote of Security
                                 Holders......................................24

                  Item 6.      Exhibits and Reports on Form 8-K...............24


      SIGNATURES..............................................................25


                                      (i)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets



                                                         (Unaudited)
                                                           June 30, December 31,
   ASSETS                                                    1995       1994
   ------                                                    ----       ----
                                                          (Amounts in thousands)
Current assets:
  Cash and cash equivalents (note 2) ...............      $    428         1,649
                                                           -------      --------

  Receivables:
    Trade ..........................................        20,091        17,036
    Other ..........................................           271           221
                                                          --------      --------
                                                            20,362        17,257
  Less allowance for doubtful receivables ..........           363           409
                                                          --------      --------
          Net receivables ..........................        19,999        16,848
                                                          --------      --------

  Prepaid and other current assets .................         1,594         1,275
  Deferred income taxes, net (note 6) ..............           747           884
  Inventory ........................................           576           596
  Notes receivable (note 3) ........................           114           200
                                                          --------      --------

          Total current assets .....................        23,458        21,452
                                                          --------      --------

Property and equipment, at cost (notes 5 and 9)
  Land .............................................            73            73
  Distribution systems .............................        64,328        62,549
  Support equipment ................................        12,386        10,946
  Property and equipment under capital leases ......         2,030         2,030
                                                          --------      --------
                                                            78,817        75,598
  Less amortization and accumulated depreciation ...        31,048        28,085
                                                          --------      --------
          Net property and equipment ...............        47,769        47,513
                                                          --------      --------
Notes receivable (note 3) ..........................           850           767
Investment securities available for sale (note 4) ..           875           875
Other assets, at cost, net of amortization .........         3,992         3,642
                                                          --------      --------

          Total assets .............................      $ 76,944        74,249
                                                          ========      ========

See accompanying notes to consolidated financial statements.

                                       1                             (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (Continued)


                                                         (Unaudited)
                                                           June 30, December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                      1995       1994
   ------------------------------------                      ----       ----
                                                          (Amounts in thousands)
Current liabilities:
  Current maturities of long-term debt (note 5) ........   $  1,603       1,585
  Current maturities of obligations under
     capital leases (note 9) ...........................        266         249
  Accounts payable .....................................     13,165      11,841
  Accrued payroll and payroll related obligations ......      1,975       4,036
  Deferred revenues1 ...................................        361       1,097
  Accrued liabilities ..................................        863         711
  Accrued income taxes (note 6) ........................        187         217
  Accrued interest .....................................        123         101
                                                           --------    --------
          Total current liabilities ....................     19,543      19,837

Long-term debt, excluding current maturities (note 5) ..     10,169      10,969
Obligations under capital leases, excluding
   current maturities (note 9) .........................        144         257
Obligations under capital leases due to related parties,
   excluding current maturities (note 9) ...............        766         791
Deferred income taxes, net (note 6) ....................      6,840       6,522
Other liabilities ......................................        902         780
                                                           --------    --------
          Total liabilities ............................     38,364      39,156
                                                           --------    --------

Common stock (no par):
          Class A.  Authorized
             50,000,000 shares; issued and
             outstanding 19,658,741 and 19,616,614
             shares at June 30, 1995 and December 31,
             1994, respectively ........................     13,874      13,830
          Class B.  Authorized
             10,000,000 shares; issued and
             outstanding 4,176,892 and 4,179,019
             shares at June 30, 1995 and December 31,
             1994, respectively ........................      3,432       3,432
Less cost of 105,111 Class A common
    stock held in treasury .............................       (328)       (328)
Paid-in capital ........................................      3,641       3,641
Retained earnings ......................................     17,961      14,518
                                                           --------    --------
          Total stockholders' equity ...................     38,580      35,093
                                                           --------    --------
Commitments and contingencies (note 10)

          Total liabilities and stockholders' equity ...   $ 76,944      74,249
                                                           ========    ========

See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations



                                                                               (Unaudited)                        (Unaudited)
                                                                           Three Months Ended                   Six Months Ended
                                                                                June 30,                            June 30,
                                                                         1995              1994              1995              1994
                                                                         ----              ----              ----              ----
                                                                               (Amounts in thousands except per share amounts)
Revenues:
   Transmission services (note 8) ..........................         $ 29,101            25,838            56,130            50,409
   Systems sales and service ...............................            1,947             2,332             3,819             4,971
   Other ...................................................              812               792             1,604             1,767
                                                                     --------          --------          --------          --------
        Total revenues .....................................           31,860            28,962            61,553            57,147

Cost of sales ..............................................           17,834            14,575            33,827            29,816
                                                                     --------          --------          --------          --------

        Contribution .......................................           14,026            14,387            27,726            27,331
                                                                     --------          --------          --------          --------

Operating costs and expenses:
   Operating and engineering ...............................            1,971             1,836             4,129             3,676
   Service .................................................              592             1,186             1,646             2,187
   Sales and communications ................................            2,002             1,945             3,921             3,305
   General and administrative ..............................            3,874             3,327             7,194             6,573
   Legal and regulatory ....................................              403               371               808               636
   Bad debt ................................................              287                66               569               376
   Depreciation and amortization ...........................            1,560             1,767             3,164             3,565
                                                                     --------          --------          --------          --------
        Total operating costs and expenses .................           10,689            10,498            21,431            20,318
                                                                     --------          --------          --------          --------

        Operating income ...................................            3,337             3,889             6,295             7,013
                                                                     --------          --------          --------          --------

Other income (expense):
   Interest expense (notes 2 and 5) ........................             (321)             (401)             (592)             (856)
   Interest income .........................................               61                50               120                88
                                                                     --------          --------          --------          --------
        Total other income (expense) .......................             (260)             (351)             (472)             (768)
                                                                     --------          --------          --------          --------

        Earnings before income taxes .......................            3,077             3,538             5,823             6,245

Income tax expense (notes 2 and 6) .........................            1,241             1,416             2,380             2,425
                                                                     --------          --------          --------          --------

        Net earnings .......................................         $  1,836             2,122             3,443             3,820
                                                                     ========          ========          ========          ========

Net earnings per common share (note 1(c)) ..................         $    .08               .09               .14               .16
                                                                     ========          ========          ========          ========


See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity




                                                            (Unaudited)                           (Unaudited)
                                                             Shares of         Class A     Class B    Class A
                                                           Common Stock        Common      Common   Shares Held  Paid-in    Retained
                                                        Class A    Class B      Stock       Stock   in Treasury  Capital    Earnings
                                                        -------    -------      -----       -----   -----------  ------     --------
                                                      (Amounts in thousands)                   (Amounts in thousands)
Balances at December 31, 1993 ......................     19,001      4,114     $13,470      3,432       (328)      3,252       7,384

Net earnings .......................................         --         --          --         --         --          --       3,820
Class B shares converted to Class A ................          7         (7)         --         --         --          --          --
Tax effect of excess stock compensation
  expense for tax purposes over amounts
  recognized for financial reporting
  purposes .........................................         --         --          --         --         --         245          --
Shares issued under stock option plan ..............         12         --          21         --         --          --          --
Shares issued and issuable under
  officer stock option agreements ..................        255         74          11         --         --          16          --
                                                        -------    -------     -------    -------    -------     -------     -------

Balances at June 30, 1994 ..........................     19,275      4,181     $13,502      3,432       (328)      3,513      11,204
                                                        =======    =======     =======    =======    =======     =======     =======

Balances at December 31, 1994 ......................     19,617      4,179     $13,830      3,432       (328)      3,641      14,518

Net earnings .......................................         --         --          --         --         --          --       3,443
Class B shares converted to Class A ................          2         (2)         --         --         --          --          --
Tax effect of excess stock compensation
  expense for tax purposes under amounts
  recognized for financial reporting
  purposes .........................................         --         --          --         --         --          (3)         --
Shares issued under stock option plan ..............         20         --          44         --         --          --          --
Shares issued under officer stock
  option agreements ................................         20         --          --         --         --           3          --
                                                        -------    -------     -------    -------    -------     -------     -------

Balances at June 30, 1995 ..........................     19,659      4,177     $13,874      3,432       (328)      3,641      17,961
                                                        =======    =======     =======    =======    =======     =======     =======


See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows



                                                                   (Unaudited)
                                                                Six Months Ended
                                                                    June 30,
                                                                1995       1994
                                                                ----       ----
                                                             (Amounts in thousands)
Cash flows from operating activities:
  Net earnings ............................................   $ 3,443      3,820
  Adjustments to reconcile net earnings
    to net cash provided (used) by operating activities:
        Depreciation and amortization .....................     3,164      3,565
        Provision for deferred income taxes ...............       452        825
        Other items not requiring cash (note 2) ...........        60        (35)
        Change in operating assets and liabilities (note 2)    (3,733)       536
                                                              -------    -------

          Net cash provided by operating activities .......     3,386      8,711
                                                              -------    -------

Cash flows from investing activities:
  Purchase of property and equipment ......................    (3,270)    (2,596)
  Restricted cash investments .............................        --         (9)
  Notes receivable payments ...............................       105          6
  Notes receivable issued .................................       (86)       (55)
  Refund of long-term deposits and purchases of other
    assets, net ...........................................      (500)       (51)
                                                              -------    -------


          Net cash used by investing activities ...........    (3,751)    (2,705)
                                                              -------    -------

Cash flows from financing activities:
  Repayments of long-term borrowings ......................      (903)    (4,624)
  Proceeds from stock issuance ............................        47         32
                                                              -------    -------

          Net cash used by financing activities ...........      (856)    (4,592)
                                                              -------    -------

          Increase (decrease) in cash and cash equivalents     (1,221)     1,414

Cash and cash equivalents at beginning of period ..........     1,649      2,623
                                                              -------    -------

Cash and cash equivalents at end of period ................   $   428      4,037
                                                              =======    =======


See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statement


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

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
           Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1995 is not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

           (b)  Principles of Consolidation

           The consolidated financial statements include the accounts of GCI, its wholly-owned subsidiaries GCC and Communication Services, and Communication Services wholly owned subsidiary Leasing Company. All significant intercompany balances and transactions have been eliminated in consolidation.


                                       6                             (Continued)

           (c)  Net Earnings Per Common Share

           Primary earnings per common share are determined by dividing net earnings by the weighted number of common and common equivalent shares outstanding (amounts in thousands):

                                                       Three months ended      Six months ended
                                                            June 30,                June 30,
                                                         1995     1994           1995     1994
                                                          (Unaudited)             (Unaudited)
           Weighted average common shares outstanding   23,727   23,097         23,721   23,089

           Common equivalent shares outstanding            692      931            655    1,054
                                                        ------   ------         ------   ------

           Shares used in computing primary earnings
            per share                                   24,419   24,028         24,376   24,143
                                                        ======   ======         ======   ======

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


                                       7                             (Continued)

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

           Goodwill totaled approximately $1,336,000 and $1,387,000 at June 30, 1995 and December 31, 1994, respectively, net of amortization of approximately $647,000 and $596,000, respectively. Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over twenty years.

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


                                       8                             (Continued)

           (k)  Reclassifications

           Reclassifications have been made to the 1994 financial statements to make them comparable with the 1995 presentation.

(2)        Consolidated Statements of Cash Flows Supplemental Disclosures

           For purposes of the Consolidated Statements of Cash Flows, the Company's cash equivalents includes cash and all invested assets with original maturities of less than three months.

           Other  items  not   providing  or  requiring   cash  consist  of  (in
           thousands):

                                                       (Unaudited)
           Six-month period ended June 30,            1995     1994
                                                      ----     ----
           Bad debt expense, net of write-offs ...   $ (46)    (110)
           Deferred compensation and compensatory
              stock options ......................     124       75
           Other non-cash income and expense items     (18)      --
                                                     -----    -----

                                                     $  60      (35)
                                                     =====    =====

           Changes in operating  assets and  liabilities  consist of (amounts in thousands):
                                                                 (Unaudited)
            Six-month period ended June 30,                   1995         1994
                                                              ----         ----
           (Increase) in trade receivables .............   $ (3,055)       (958)
           (Increase) in other receivables .............        (50)        (94)
           (Increase) decrease in inventory ............         20        (133)
           (Increase) decrease in prepaid and other
             current assets ............................       (319)        325
           Increase in accounts payable ................      1,324       1,198
           (Decrease) in accrued payroll
             and payroll related obligations ...........     (2,061)       (427)
           Increase (decrease) in deferred revenue .....        264         (26)
           Increase in accrued liabilities .............        152         597
           Increase (decrease) in accrued income taxes .        (30)         41
           Increase in accrued interest ................         22          13
                                                           --------    --------

                                                           $ (3,733)        536
                                                           ========    ========

           Income taxes paid totaled  approximately  $1,957,500  and  $1,560,000
           during  the   six-month   periods  ended  June  30,  1995  and  1994,
           respectively.

           Interest paid totaled approximately $570,000 and $843,000 during the six-month periods ended June 30, 1995 and 1994, respectively.


                                       9                             (Continued)

           The Company recorded $245,000 during the six-month period ended June 30, 1994 as paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

(3)        Notes Receivable

           A summary of notes receivable follows:
                                                              (Unaudited)
                                                                June 30, December 31,
                                                                  1995      1994
                                                                  ----      ----
                                                              (Amounts in thousands)
           Note receivable from officer bearing interest
           at the rate paid by the Company  on its
           senior  indebtedness,  secured by GCI Class A
           common stock,  due on the 90th day after
           termination of employment or July 30, 1998,
           whichever is earlier ...............................    $ 500     500

           Note  receivable  from officer  bearing  interest
           at 10%,  secured by Company  stock;  payable
           in equal  annual  installments  of $36,513 through
           August 26, 2004 .....................................     224     224

           Notes receivable  from officers and others bearing
           interest at 8% to 10%,  secured by Company common
           stock,  shares of other common stock and equipment;
           due December 31, 1995 through August 26, 2004  ......     175     194
                                                                   -----   -----

             Total notes receivable ............................     899     918

             Less current portion ..............................    (114)   (200)

             Plus long-term accrued interest ...................      65      49
                                                                   -----   -----

                                                                   $ 850     767
                                                                   =====   =====

(4)        Investment Securities Available for Sale

           As of January 1, 1994 the Company adopted SFAS No. 115. Accordingly, the Company's marketable equity securities have been classified as available for sale securities and are reported at fair market value which approximates cost. The Company held no trading account investment securities at June 30, 1995.


                                       10                            (Continued)

(5)        Long-term Debt

           Long-term debt is summarized as follows:
                                             (Unaudited)
                                               June 30,  December 31,
                                                 1995        1994
                                                 ----        ----
                                              (Amounts in thousands)

              Credit Agreement (a) .......   $   2,000       2,000

              Undersea Fiber and Equipment
                Loan Agreement (b) .......       8,899       9,500

              Financing Obligation (c) ...         873       1,054
                                             ---------   ---------

                                                11,772      12,554

              Less current maturities ....       1,603       1,585
                                             ---------   ---------

              Long-term debt, excluding
                current maturities .......   $  10,169      10,969
                                             =========   =========

           (a) GCI completed a refinancing of its senior indebtedness on May 14, 1993. The new senior facility is a reducing revolver that is amortized in quarterly payments or reductions of $650,000 beginning June 30, 1993 through December 31, 1996 and $812,500 per quarter thereafter through its expiration on December 31, 1997. The credit agreement provides for interest (8.31% at June 30, 1995), among other options, at the corporate base rate plus a margin of one to one and one-half percent depending on the Company's leverage ratio as defined in the agreement. A fee of .50% per annum is assessed on the unused portion of the facility.

                    The credit agreement contains, among others, covenants requiring maintenance of specific levels of operating cash flow to indebtedness, to interest expense, to fixed charges, and to pro forma debt service. The credit agreement includes limitations on acquisitions, additional indebtedness and capital expenditures, and prohibits payment of dividends, other than stock dividends. The Company was in compliance with all credit agreement covenants during the period commencing May 14, 1993 (date of the refinancing) through June 30, 1995.

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

                    In June, 1993, the Company entered into a two-year interest rate swap agreement with a bank whereby the rate on $18,200,000 of debt (reduced by $422,500 per quarter beginning July 1, 1993) was fixed at 4.45 percent plus


                                       11                            (Continued)
                    applicable margins. The interest effect of the difference between the fixed rate and the three-month LIBOR rate was either added to or served to reduce interest expense depending on the relative interest rates. The agreement expired June 30, 1995.

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

           As of June 30, 1995 maturities of long-term debt were as follows (in thousands):

                            Year ending
                              June 30,
                              --------
                                1996                           $  1,603
                                1997                              2,135
                                1998                              3,324
                                1999                              1,674
                                2000                              1,835
                                2001 and thereafter               1,201
                                                               --------
                                                               $ 11,772
                                                               ========


                                       12                            (Continued)

(6)        Income Taxes

           Total income tax expense for the six-month periods ended June 30, 1995 and 1994 was allocated as follows (amounts in thousands):


                                                                         1995      1994
                                                                         ----      ----
                                                                           (Unaudited)
             Earnings from continuing operations ...................   $ 2,380     2,425
             Stockholders' equity, for stock option compensation
              expense for tax purposes less than (in excess of)
              amounts recognized for financial reporting purposes .          3      (245)
                                                                       -------   -------

                                                                       $ 2,383     2,180
                                                                       =======   =======

           Income tax expense for the six-month periods ended June 30, 1995 and 1994 consists of the following (amounts in thousands):

                                                                         1995       1994
                                                                         ----       ----
                                                                           (Unaudited)
             Current tax expense:
                    Federal taxes                                      $1,440      1,424
                    State taxes                                           488        176
                                                                       ------     ------
                                                                        1,928      1,600
                                                                       ------     ------
             Deferred tax expense:
                    Federal taxes                                         368        405
                    State taxes                                            84        420
                                                                       ------     ------
                                                                          452        825
                                                                       ------     ------

                                                                       $2,380      2,425
                                                                       ======     ======

           Total income tax expense (benefit) differed from the "expected" income tax expense (benefit) determined by applying the statutory federal income tax rate of 34% for the six-month periods ended June
           30, 1995 and 1994 as follows (amounts in thousands):

                                                                         1995       1994
                                                                         ----       ----
                                                                           (Unaudited)
             "Expected" statutory tax expense                          $1,980      2,123
             State income taxes, net of federal benefit                   377        394
             Income tax effect of goodwill
               amortization, nondeductible
               expenditures and other items, net                           23        (92)
                                                                       ------     ------

                                                                       $2,380      2,425
                                                                       ======     ======

                                       13                            (Continued)

           The  tax  effects  of  temporary   differences   that  give  rise  to
           significant  portions of the  deferred  tax assets and  deferred  tax liabilities  at June 30, 1995 and  December  31,  1994 are  presented below (amounts in thousands):

                                                                                      June 30, December 31,
                                                                                         1995     1994
                                                                                         ----     ----
                                                                                     (Unaudited)
              Net current deferred tax assets:
                Accounts receivable, principally due to allowance for
                  for doubtful accounts ............................................   $  179      199
                Compensated absences, accrued for financial reporting purposes .....      355      333
                Federal and state alternative minimum tax credit carryforwards .....      165      330
                Workers compensation and self insurance health reserves,
                  principally due to accrual for financial reporting purposes ......      190      185
                Other ..............................................................       35       36
                                                                                       ------   ------
                       Total gross current deferred tax assets .....................      924    1,083
                       Less valuation allowance ....................................     (177)    (199)
                                                                                       ------   ------
                       Net current deferred tax assets .............................   $  747      884
                                                                                       ======   ======
              Net long-term deferred tax assets:
                Deferred compensation expense for financial
                  reporting purposes in excess of amounts recognized
                  for tax purposes .................................................   $  561      511
                Employee stock option compensation expense for financial
                  reporting purposes in excess of amounts recognized
                  for tax purposes .................................................      191      234
                Capital loss carryforwards .........................................      168      168
                Other ..............................................................      368      311
                                                                                       ------   ------
                       Total gross long-term deferred tax assets ...................    1,288    1,224
                       Less valuation allowance ....................................     (248)    (226)
                                                                                       ------   ------
                       Net long-term deferred tax assets ...........................    1,040      998
                                                                                       ------   ------
              Net long-term deferred tax liabilities:
                Plant and equipment, principally due to differences in
                  depreciation .....................................................    7,729    7,507
                Other ..............................................................      151       13
                                                                                       ------   ------
                       Total gross long-term deferred tax liabilities ..............    7,880    7,520
                                                                                       ------   ------
                       Net combined long-term deferred tax liabilities .............   $6,840    6,522
                                                                                       ======   ======

           The valuation allowance for deferred tax assets was $425,000 as of June 30, 1995 and December 31, 1994.

           Tax benefits associated with recorded deferred tax assets, net of valuation allowances, are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.

           For income tax reporting purposes, the Company has available an alternative minimum tax credit carryforward of approximately $165,000 which is available to reduce future federal regular income taxes, if any, over an indefinite period. In addition, the Company has capital loss carryovers totaling approximately $415,000 which expire in 1996 and 1997.


                                       14                            (Continued)

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

           Stock Option Plan

           In December 1986, GCI adopted a Stock Option Plan (the "Option Plan") in order to provide a special incentive to officers, non-employee directors, and employees by offering them an opportunity to acquire an equity interest in GCI. The Option Plan provides for the grant of options for a maximum of 3,200,000 shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an option expires or terminates, the shares subject to the option will be available for further grants of options under the Option Plan. The Option Plan is administered by GCI's Board of Directors or a committee of disinterested persons.

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


                                       15                            (Continued)

           Information for the periods ended June 30, 1995 and 1994 with respect to the Plan follows:
                                                                     (Unaudited)
                                                                Shares    Option Price
                                                                ------    ------------
                      Outstanding at December 31, 1993 ...    1,823,658    $0.75-$4.00
                               Granted ...................           --    --
                               Exercised .................      (17,459)   $0.75-$2.25
                               Forfeited .................      (13,500)   $4.00
                                                              ---------

                      Outstanding at June 30, 1994 .......    1,792,699    $0.75-$4.00
                                                              =========

                      Outstanding at December 31, 1994 ...    1,729,699    $0.75-$4.00

                               Granted ...................      400,000    $4.00
                               Exercised .................      (20,000)   $2.25
                               Forfeited .................      (11,500)   $4.00
                                                              ---------

                      Outstanding at June 30, 1995 .......    2,098,199    $.75-$4.00
                                                              =========
                      Available for grant at June 30, 1995      559,553
                                                              =========
                      Exercisable at June 30, 1995 .......      805,499
                                                              =========

           The options expire at various dates through March 2005.

           Stock Options Not Pursuant to a Plan

           In June 1989, officer John Lowber was granted options to acquire 100,000 Class A common shares at $.75 per share. The options vested in equal annual increments over a five-year period and expire February, 1999.

           The Company entered into an incentive agreement in June 1989 with Mr. Behnke, an officer of the Company. The incentive agreement provides for the acquisition of 85,190 remaining shares of Class A common stock of the Company for $.001 per share exercisable through June 16, 1997. The shares under the incentive agreement vested in equal annual increments over a three-year period.

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


                                       16                            (Continued)

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

           GCI may match employee salary reductions and after tax contributions in any amount, elected by GCI each year, but not more than 10 percent of any one employee's compensation will be matched in any year. The combination of salary reductions, after tax contributions and GCI matching contributions cannot exceed 25 percent of any employee's compensation (determined after salary reduction) for any year. GCI's contributions will vest over six years. The Company's matching contributions allocated to participant accounts totaled approximately $208,000 and $197,000 for the quarters ended June 30, 1995 and 1994, respectively, and $509,000 and $418,000 for the six-month periods ended June 30, 1995 and 1994, respectively. The Plan may, at its discretion, purchase shares of common stock from the Company at market value or may purchase GCI common stock on the open market.

           Effective for Plan years beginning on or after January 1, 1995, the Plan was amended in December, 1994 to allow diversification of investments into selected securities or funds. Revisions to the Plan are in the process of being implemented as of July 1, 1995. Employee contributions invested in the Company's Class A and Class B common stock will continue to receive up to 100% matching, as determined by the Company each year, in the Company's Class A and Class B common stock. Employee contributions invested in other than the Company's Class A and Class B common stock will receive up to 50% matching, as determined by the Company each year, in the Company's Class A and Class B common stock.

(8)        Sales to Major Customers

           The Company provides message telephone service to MCI and U.S. Sprint ("Sprint"), major customers. Pursuant to the terms of a contract with MCI, the Company earned revenues of approximately $6.0 million and $4.8 million for the quarters ended June 30, 1995 and 1994, respectively, and approximately $11.1 million and $9.5 million for the six-month periods ended June 30, 1995 and 1994, respectively. The Company earned revenues pursuant to a contract with Sprint totaling approximately $3.6 million and $2.9 million for the quarters ended June 30, 1995 and 1994, respectively, and $7.0 million and $5.7 million for the six-month periods ended June 30, 1995 and 1994, respectively.

(9)        Leases

           The Company leases business offices, has entered into site lease agreements and uses certain equipment and satellite transponder capacity pursuant to operating lease arrangements. Rental costs under such arrangements amounted to approximately $1,761,000 and $1,047,000 for the quarters ended June 30, 1995 and 1994, respectively, and $3,431,000 and $2,046,000 for the six-month periods ended June 30, 1995 and 1994, respectively.


                                       17                            (Continued)

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

(10)       Commitments and Contingencies

           In the normal course of the Company's operations, it and GCC are involved in various legal and regulatory matters before the Federal Communication Commission (FCC) and the Alaska Public Utilities Commission. While the Company does not anticipate that the ultimate disposition of such matters will result in abrupt changes in the competitive structure of the Alaska market or of the business of the Company, no assurances can be given that such changes will not occur and that such changes would not be materially adverse to GCI.

           Pursuant to the terms of a contract with one of its officers, in the event of his death or under certain other conditions the Company is obligated to make a payment of $450,000 to the officer or his estate. The Company acquired life insurance in 1993 to provide for this obligation.

           In June 1995 the Company was awarded one of two 30 megahertz blocks of spectrum auctioned by the FCC. Acquisition of the license, with Alaska statewide coverage, for a cost of $1.65 million will allow GCI to introduce new personal communication services (PCS) in Alaska. The Company will be developing plans for PCS deployment throughout 1995 with construction of the system expected to begin in 1996 and service to be offered as early as 1997 or 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS




           Liquidity and Capital Resources

           The Company's liquidity (ability to generate adequate amounts of cash to meet the Company's need for cash) was affected by a net decrease in the Company's cash and cash equivalents of $1,221,000 from December 31, 1994 to June 30, 1995. Sources of cash in 1995 included the Company's operating activities which generated positive cash flow of $3.4 million net of changes in the components of working capital and repayments of notes receivable totaling $106,000. Uses of cash during the first six-month period of 1995 included repayment of $903,000 of long-term borrowings and capital lease obligations, investment of $3.3 million in distribution and support equipment, and payment of the final installment for a PCS spectrum license totaling approximately $521,000.

           Net receivables increased $3.2 million from December 31, 1994 to June 30, 1995 resulting from growth in receivables attributed to increased sales and receipt of a payment from a major customer in July 1995, in arrears of the date the payment is normally received.

           Payments of approximately $2 million of accrued payroll and payroll related obligations resulted in reduced balances at June 30, 1995 as compared to December 31, 1994.

           Working capital totaled $3.9 million and $1.6 million at June 30, 1995 and December 31, 1994, respectively. Working capital generated by operations exceeded expenditures for property, equipment and other assets, repayment of long-term borrowings and capital lease obligations, and additional investment in a PCS license resulting in the increase of $2.3 million at June 30, 1995 as compared to December 31, 1994.

           Cash flow from operating activities, as depicted in the Consolidated Statements of Cash Flows, decreased $5.3 million during the first six months of 1995 as compared to the same period of 1994. Cash flow generated from operating activities was reduced by payment of current obligations.

           The Company's expenditures for property and equipment totaled $3.3 million and $2.6 million during the first six-month periods of 1995 and 1994, respectively. Management's capital expenditures plan for 1995 includes approximately $8.5 million in capital necessary to pursue strategic initiatives, to maintain the network and to enhance transmission capacity to meet projected traffic demands.

           The two wideband transponders the Company owned reached the end of their expected useful life in August, 1994, at which time the Company leased replacement capacity. The cost of the leased capacity contributed to an increase in distribution costs during the first six months of 1995 as compared to the same period of 1994. The existing leased capacity is expected to meet the Company's requirements through 1996. The Company is currently involved in negotiations to provide for its capacity requirements subsequent to that time.

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

           The FCC concluded an auction of spectrum to be used for the provision of PCS in March, 1995. The Company was named by the FCC as the high bidder for one of the two 30 megahertz blocks of spectrum, with

           Alaska statewide coverage. Acquisition of the license for a cost of $1.65 million will allow GCI to introduce new PCS services in Alaska. The Company will be developing plans for PCS deployment throughout 1995 with construction of the system expected to begin in 1996 and service to be offered as early as 1997 or 1998. Expenditures for PCS deployment could total $50 to $100 million over the next 10 year period. The estimated cost for PCS deployment is expected to be funded through income from operations and additional debt and perhaps, equity financing. The Company expects to pursue additional debt or perhaps equity financing in late 1995 or 1996 depending on its needs. The Company's ability to deploy PCS services will be dependent on its available resources.

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

           Results of Operations

           The Company's message data and transmission services industry segment provides interstate and intrastate long distance telephone service to all communities within the state of Alaska through use of its facilities and interconnect agreements with other carriers. The Company's average rate per minute for message transmission services remained relatively constant during 1995 and 1994 at 18.7(cent) and 18.5(cent), respectively. Total revenues for the first six months of 1995 were $61.6 million, an approximate 7.7 percent increase over 1994 revenues of $57.1 million. Revenue growth is attributed to three fundamental factors, as follows:

           (1) Growth in interstate telecommunication services which resulted in billable minutes of traffic carried totaling 112 million and 100 million minutes in the second quarter of 1995 and 1994, respectively, or 83 percent of total 1995 and 1994 minutes, respectively, and billable minutes of traffic carried totaling 218 million and 200 million minutes in the first six months of 1995 and 1994, respectively, or 83 percent of total 1995 minutes and 84 percent of
           total  1994  minutes,   respectively.
           (2) Provision of intrastate telecommunication services which resulted in billable minutes of traffic carried totaling 22 and 20 million minutes in the second quarter of 1995 and 1994, respectively, or 17 percent of total 1995 and total 1994 minutes, respectively, and billable minutes of traffic carried totaling 43 million and 39 million minutes in the first six months of 1995 and 1994, respectively, or 17 percent of total 1995 minutes and 16 percent of total 1994 minutes, respectively.
           (3) Increases in revenues derived from other common carriers ("OCC") including MCI and Sprint. OCC traffic accounted for $9.6 million or 30.2% and $8.1 million or 28.0% of total revenues in the second quarter of 1995 and 1994, respectively. OCC traffic accounted for $18.1 million or 29.4% and $15.9 million or 27.8% of total revenues in the first six months of 1995 and 1994, respectively.

           Both MCI and Sprint are major customers of the Company. Loss of one or both of these customers would have a significant detrimental effect on revenues and on contribution. There are no other individual customers, the loss of which would have a material impact on the Company's revenues or gross profit.

           System sales and service revenues totaled $1.9 million and $2.3 million in the second quarters of 1995 and 1994, respectively, and totaled $3.8 million and $5.0 million in the first six months of 1995 and 1994, respectively. The decrease in system sales and service revenues is attributed to fewer larger dollar equipment sales orders received during the first six months of 1995 as compared to the same period of 1994 as well as a reduction of the company's outsourcing services provided to the oil field services industry.

           Transmission access and distribution costs, which represent cost of sales for transmission services, amounted to approximately 59.0 percent and 54.1 percent of transmission revenues during the second quarter of 1995 and 1994, respectively, and amounted to approximately
           58.5 percent and 55.9 percent of transmission revenues during the first six months of 1995 and 1994, respectively. The increase in distribution costs as a percentage of transmission revenues during 1995 as compared to 1994 results primarily from increases in costs associated with the Company's lease of transponder capacity as previously described. Changes in distribution costs as a percentage of revenues will occur as the Company's traffic mix changes. The Company is unable to predict if or when access charge rates will change in the future and the impact of such changes on the Company's distribution costs.

           Total operating costs and expenses increased 1.8 percent during the second quarter of 1995 as compared to 1994 and increased 5.5 percent during the first six months of 1995 as compared to 1994. Increases in operating and engineering, sales and communications, general and administrative, bad debt and legal costs were made to support the Company's expansion efforts and the increase in minutes of traffic carried. During the first six months of 1995 the Company incurred approximately $280,000 for what is expected to be nonrecurring costs related to a break in the undersea fiber optic cable and promotion of its new DAMA technology. In general, the Company has dedicated additional resources in certain areas to pursue longer term opportunities. It must balance the desire to pursue such opportunities with the need to continue to improve current performance. Continuing legal and regulatory costs are, in large part, associated with regulatory matters involving the FCC, the APUC, and the Alaska Legislature.

           Interest expense decreased 20.0 percent during the second quarter of 1995 as compared to 1994 and decreased 30.8 percent during the first six months of 1995 as compared to 1994. The decrease resulted primarily from reduction of the Company's outstanding indebtedness.

           Income tax expense totaled $1,241,000 and $1,416,000 in the second quarter of 1995 and 1994, respectively, resulting from the application of statutory income tax rates to net earnings before income taxes. Income tax expense totaled $2,380,000 and $2,425,000 in the first six months of 1995 and 1994, respectively, resulting from the application of statutory income tax rates to net earnings before income taxes. The Company has available alternative minimum tax credits of approximately $165,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period. In addition, the Company has capital loss carryovers totaling approximately $415,000 which expire in 1996 and 1997. Tax benefits associated with recorded deferred tax assets, net of valuation allowances, are considered to be more likely than not realizable through future reversals of existing taxable temporary differences, and future taxable income exclusive of reversing temporary differences and carryforwards.

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

           Effective January 1, 1994, the Company adopted SFAS No. 115. Under SFAS No. 115, securities when purchased, are classified in either the trading account securities portfolio, the securities available for sale portfolio, or the securities held to maturity portfolio. Unrealized gains or losses on securities available for sale are excluded from earnings and reported as a net amount in a separate component of stockholders' equity. There was no cumulative effect on the financial statements from the adoption of SFAS No. 115. The Company's marketable equity securities have been classified as available for sale securities and are reported at their fair market value which approximates cost. The Company held no trading account investment securities at December 31, 1994.

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

      II.  OTHER INFORMATION

(l)        Legal Proceedings

           Information regarding pending legal proceedings to which the Company is a party is included in Note 10 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

(4)        Submission of Matters to a Vote of Security Holders

           (a)    Date of meeting - June 20, 1995
                  Nature of meeting - annual meeting

           (c)    Matters voted upon:

                  Election of two directors, each for three-year terms, as part of Class III of a seven member classified board of Directors and to election of one director to complete the one remaining year of the three year term in Class I of that Board.

                                                                   Votes
                          Nominee              Votes For         Withheld
                          -------              --------          --------
                     John W. Gerdelman        55,265,953          127,031
                     Donne F. Fisher          55,265,674          127,310
                     James M. Schneider       55,266,541          126,443

                  Amendment of the Company's Stock Option Plan to increase the number of shares authorized and allocated by 850,000 shares of Class A common stock of the Company, and to eliminate arbitrary termination dates and terms of effectiveness specified in the Stock Option Plan so as to make its term terminable by action of the Board.

                           Votes for:               54,363,800
                           Votes against:              546,041
                           Votes withheld:             133,346


(6)        Exhibits and Reports on Form 8-K

           (a)    Exhibits - None

           (b) Reports on Form 8-K filed during the quarter ended June 30, 1995 - None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     GENERAL COMMUNICATION, INC.



August 9, 1995                        By:       /s/ Ronald A. Duncan
--------------                                  --------------------
    (Date)                                      Ronald A. Duncan, President and
                                                Director
                                                (Principal Executive Officer)



August 9, 1995                        By:       /s/ John M. Lowber
--------------                                  ------------------
    (Date)                                      John M. Lowber, Senior Vice
                                                President and Chief Financial
                                                Officer
                                                (Principal Financial Officer)



August 9, 1995                        By:       /s/ Alfred J. Walker
--------------                                  --------------------
    (Date)                                      Alfred  J.  Walker, Vice
                                                President and Chief Accounting
                                                Officer
                                                (Principal Accounting Officer)