Form 10-Q
period 1995-09-30
GENERAL COMMUNICATION INC
filed 1995-11-14
CIK 808461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



                                   (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1995

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

     The number of shares outstanding of the registrant's classes of common stock, as of October 31, 1995 was:

                 19,660,199 shares of Class A common stock; and
                    4,175,434 shares of Class B common stock.

                                      INDEX

                           GENERAL COMMUNICATION, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995


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

                  Item 6.      Exhibits and Reports on Form 8-K...............24


      SIGNATURES..............................................................25


                                      (i)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                   (Unaudited)
                                                   September 30,  December 31,
  ASSETS                                               1995           1994
  ------                                               ----           ----
                                                     (Amounts in thousands)
Current assets:
  Cash and cash equivalents (note 2) ............   $ 2,959          1,649
                                                    -------        -------

  Receivables:
          Trade .................................    18,765         17,036
          Other .................................       289            221
                                                    -------        -------
                                                     19,054         17,257
  Less allowance for doubtful receivables .......       285            409
                                                    -------        -------
          Net receivables .......................    18,769         16,848
                                                    -------        -------

  Prepaid and other current assets ..............     2,726          1,275
  Deferred income taxes, net (note 6) ...........       642            884
  Inventory .....................................       597            596
  Notes receivable (note 3) .....................       284            200
                                                    -------        -------

          Total current assets ..................    25,977         21,452
                                                    -------        -------

Property and equipment, at cost (notes 5 and 9)
  Land ..........................................        73             73
  Distribution systems ..........................    65,962         62,549
  Support equipment .............................    12,364         10,946
  Property and equipment under capital leases ...     2,030          2,030
                                                    -------        -------
                                                     80,429         75,598
  Less amortization and accumulated depreciation     32,544         28,085
                                                    -------        -------
          Net property and equipment ............    47,885         47,513
                                                    -------        -------

Notes receivable (note 3) .......................       808            767
Investment securities available for sale (note 4)       614            875
Other assets, at cost, net of amortization ......     4,297          3,642
                                                    -------        -------

          Total assets ..........................   $79,581         74,249
                                                    =======        =======

See accompanying notes to consolidated financial statements.

                                 1                                   (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Continued)

                                                              (Unaudited)
                                                             September 30,    December 31,
  LIABILITIES AND STOCKHOLDERS' EQUITY                           1995             1994
  ------------------------------------                           ----             ----
                                                               (Amounts in thousands)
Current liabilities:
  Current maturities of long-term debt (note 5) ..........   $  1,635            1,585
  Current maturities of obligations under
     capital leases (note 9) .............................        276              249
  Accounts payable .......................................     14,272           11,841
  Accrued payroll and payroll related obligations ........      1,844            4,036
  Deferred revenues ......................................      1,188            1,097
  Accrued liabilities ....................................        973              711
  Accrued income taxes (note 6) ..........................        206              217
  Accrued interest .......................................        114              101
                                                             --------         --------
          Total current liabilities ......................     20,508           19,837

Long-term debt, excluding current maturities (note 5) ....      8,748           10,969
Obligations under capital leases, excluding
   current maturities (note 9) ...........................         86              257
Obligations under capital leases due to related parties,
   excluding current maturities (note 9) .................        753              791
Deferred income taxes, net (note 6) ......................      7,164            6,522
Other liabilities ........................................        972              780
                                                             --------         --------
          Total liabilities ..............................     38,231           39,156
                                                             --------         --------

Stockholders' equity (notes 2, 6 and 7):
Common stock (no par):
          Class A.  Authorized
             50,000,000 shares; issued and
             outstanding 19,660,199 and 19,616,614
             shares at September 30, 1995 and December 31,
             1994, respectively ..........................     13,874           13,830
          Class B.  Authorized
             10,000,000 shares; issued and
             outstanding 4,175,434 and 4,179,019
             shares at September 30, 1995 and December 31,
             1994, respectively ..........................      3,432            3,432
Less cost of 120,111 and 105,111 Class A common
    stock held in treasury at September 30, 1995 and
    December 31, 1994, respectively ......................       (379)            (328)
Paid-in capital ..........................................      4,209            3,641
Retained earnings ........................................     20,214           14,518
                                                             --------         --------
          Total stockholders' equity .....................     41,350           35,093
                                                             --------         --------
Committments and contingencies (notes 9 and 10)

          Total liabilities and stockholders' equity .....   $ 79,581           74,249
                                                             ========         ========

See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                   (Unaudited)            (Unaudited)
                                               Three Months Ended      Nine Months Ended
                                                 September 30,           September 30,
                                                1995        1994        1995        1994
                                                ----        ----        ----        ----
                                            (Amounts in thousands except per share amounts)
Revenues:
   Transmission services (note 8) ........   $ 31,380      27,344      87,512      77,754
   Systems sales and service .............      1,310       2,698       5,128       7,669
   Other .................................        673         643       2,276       2,410
                                             --------    --------    --------    --------
        Total revenues ...................     33,363      30,685      94,916      87,833

Cost of sales ............................     17,815      15,945      51,681      45,762
                                             --------    --------    --------    --------

        Contribution .....................     15,548      14,740      43,235      42,071
                                             --------    --------    --------    --------

Operating costs and expenses:
   Operating and engineering .............      2,221       1,951       6,349       5,626
   Service ...............................        602       1,273       2,248       3,459
   Sales and communications ..............      2,578       1,786       6,500       5,092
   General and administrative ............      3,588       4,121      10,781      10,695
   Legal and regulatory ..................        419         343       1,227         977
   Bad debt ..............................        424         293         993         671
   Depreciation and amortization .........      1,608       1,623       4,733       5,188
                                             --------    --------    --------    --------
        Total operating costs and expenses     11,440      11,390      32,831      31,708
                                             --------    --------    --------    --------

        Operating income .................      4,108       3,350      10,404      10,363
                                             --------    --------    --------    --------

Other income (expense):
   Interest expense (notes 2 and 5) ......       (336)       (365)       (927)     (1,220)
   Interest income .......................         54          65         174         152
                                             --------    --------    --------    --------
        Total other income (expense) .....       (282)       (300)       (753)     (1,068)
                                             --------    --------    --------    --------

        Earnings before income taxes .....      3,826       3,050       9,651       9,295

Income tax expense (notes 2 and 6) .......      1,574       1,056       3,955       3,483
                                             --------    --------    --------    --------

        Net earnings .....................   $  2,252       1,994       5,696       5,812
                                             ========    ========    ========    ========

Net earnings per common share (note 1(c))    $    .09         .08         .23         .24
                                             ========    ========    ========    ========

See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity



                                               (Unaudited)                           (Unaudited)
                                                Shares of         Class A   Class B     Class A
                                               Common Stock        Common    Common   Shares Held Paid-in  Retained
                                             Class A   Class B     Stock     Stock    in Treasury Capital  Earnings
                                             -------   -------     -----     -----    ----------- -------  --------
                                          (Amounts in thousands)                   (Amounts in thousands)

Balances at December 31, 1993 ............    19,001     4,114    $13,470     3,432      (328)     3,252     7,384

Net earnings .............................        --        --         --        --        --         --     5,812
Class B shares converted to Class A ......         7        (7)        --        --        --         --        --
Tax effect of excess stock compensation
  expense for tax purposes over amounts
  recognized for financial reporting
  purposes ...............................        --        --         --        --        --        251        --
Shares issued under stock option plan ....        12        --         21        --        --         --        --
Shares issued under warrant agreement, net       150        --        101        --        --         --        --
Shares issued and issuable under
  officer stock option agreements ........       271        74         11        --        --         17        --
                                             -------   -------    -------   -------   -------    -------   -------

Balances at September 30, 1994 ...........    19,441     4,181    $13,603     3,432      (328)     3,520    13,196
                                             =======   =======    =======   =======   =======    =======   =======

Balances at December 31, 1994 ............    19,617     4,179    $13,830     3,432      (328)     3,641    14,518

Net earnings .............................        --        --         --        --        --         --     5,696
Class B shares converted to Class A ......         3        (3)        --        --        --         --        --
Tax effect of excess stock compensation
  expense for tax purposes over amounts
  recognized for financial reporting
  purposes ...............................        --        --         --        --        --        565        --
Shares purchased under deferred
   compensation plan .....................        --        --         --        --       (51)        --        --
Shares issued under stock option plan ....        20        --         44        --        --         --        --
Shares issued under officer stock
  option agreements ......................        20        --         --        --        --          3        --
                                             -------   -------    -------   -------   -------    -------   -------

Balances at September 30, 1995 ...........    19,660     4,176    $13,874     3,432      (379)     4,209    20,214
                                             =======   =======    =======   =======   =======    =======   =======

See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                   (Unaudited)
                                                                Nine Months Ended
                                                                  September 30,
                                                                 1995       1994
                                                                 ----       ----
                                                            (Amounts in thousands)
Cash flows from operating activities:
  Net earnings ............................................   $ 5,696      5,812
  Adjustments to reconcile net earnings
    to net cash provided (used) by operating activities:
        Depreciation and amortization .....................     4,733      5,188
        Provision for deferred income taxes ...............     1,449      1,293
        Other items not requiring cash (note 2) ...........        (8)       (19)
        Change in operating assets and liabilities (note 2)    (2,655)     4,096
                                                              -------    -------

          Net cash provided by operating activities .......     9,215     16,370
                                                              -------    -------

Cash flows from investing activities:
  Purchase of property and equipment ......................    (4,831)    (6,101)
  Restricted cash investments .............................        --        684
  Notes receivable payments ...............................       109          7
  Notes receivable issued .................................      (206)      (279)
  Refund of long-term deposits and purchases of other
    assets, net ...........................................      (668)       262
                                                              -------    -------

          Net cash used by investing activities ...........    (5,596)    (5,427)
                                                              -------    -------

Cash flows from financing activities:
  Repayments of long-term borrowings and capital lease
    obligations............................................    (2,353)    (6,073)
  Proceeds from stock issuance ............................        44        133
                                                              -------    -------

          Net cash used by financing activities ...........    (2,309)    (5,940)
                                                              -------    -------

          Increase in cash and cash equivalents ...........     1,310      5,003

Cash and cash equivalents at beginning of period ..........     1,649      2,623
                                                              -------    -------

Cash and cash equivalents at end of period ................   $ 2,959      7,626
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

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
           Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995 is not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

           (c)  Net Earnings Per Common Share

           Primary earnings per common share are determined by dividing net earnings by the weighted number of common and common equivalent shares outstanding (amounts in thousands):

                                                                Three months ended                 Nine months ended
                                                                   September 30,                     September 30,
                                                                 1995         1994                1995           1994
                                                                    (Unaudited)                       (Unaudited)
           Weighted average common shares outstanding          23,715        23,391             23,709         23,190

           Common equivalent shares outstanding                   627           876                611            940
                                                              -------       -------            -------        -------

           Shares used in computing primary earnings
             per share                                         24,342        24,267             24,320         24,130
                                                              =======       =======            =======        =======

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

           (h)  Other Assets

           Other assets, excluding deferred loan costs and goodwill, are recorded at cost and are amortized on a straight-line basis over 4 to 10 years. Deferred loan costs are recorded at cost and are amortized on a straight-line basis over the life of the associated loan.

           Goodwill totaled approximately $1,311,000 and $1,387,000 at September 30, 1995 and December 31, 1994, respectively, net of amortization of approximately $672,000 and $596,000, respectively. Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over twenty years.

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

           (j)  Income Taxes

           The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes" in January 1993. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled.

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

           Other items not (providing) or requiring cash consist of (in thousands):

                                                                 (Unaudited)
           Nine-month period ended September 30,              1995         1994
                                                             -----        -----

           Bad debt expense, net of write-offs .......       $(124)        (187)
           Deferred compensation and compensatory
              stock options ..........................         144          123
           Other non-cash income and expense items ...         (28)          45
                                                             -----        -----

                                                             $  (8)         (19)
                                                             ======        =====

           Changes in operating  assets and  liabilities  consist of (amounts in thousands):
                                                                  (Unaudited)
           Nine-month period ended September 30,               1995       1994
                                                             -------    -------

          (Increase) decrease in trade receivables ......   $(1,729)     1,696
          (Increase) in other receivables ...............       (68)      (132)
          (Increase) in inventory .......................        (1)       (34)
          (Increase) decrease in prepaid and other
             current assets ..............................   (1,451)       356
          (Increase) in income taxes receivable ..........       --       (252)
          Decrease in deposits ...........................       --         10
          Increase in accounts payable ...................    2,431      1,131
          Increase (decrease) in accrued payroll
             and payroll related obligations .............   (2,192)       337
          Increase (decrease) in deferred revenue.........       91        (81)
          Increase in accrued liabilities ................      262      1,129
          (Decrease) in accrued income taxes .............      (11)       (54)
          Increase (decrease) in accrued interest ........       13   s     (10)
                                                             -------    -------

                                                             $(2,655)     4,096
                                                             =======    =======

           Income taxes paid totaled approximately $2,517,500 and $2,496,000 during the nine-month periods ended September 30, 1995 and 1994, respectively.

           Interest paid totaled  approximately  $914,000 and $1,230,000  during
           the   nine-month   periods   ended   September  30,  1995  and  1994,
           respectively.

           The Company recorded $565,000 and $251,000 during the nine-month periods ended September 30, 1995 and 1994, respectively, as paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

(3)        Notes Receivable

           A summary of notes receivable follows:
                                                                  (Unaudited)
                                                                 September 30,     December 31,
                                                                     1995              1994
                                                                     ----              ----
                                                                     (Amounts in thousands)
           Note receivable from officer bearing interest
            at the rate paid by the Company  on its
            senior  indebtedness,  secured by GCI Class A
            common stock,  due on the 90th day after
            termination of employment or July 30, 1998,
            whichever is earlier.                                 $   500               500

           Note  receivable  from officer  bearing  interest
            at 10%,  secured by Company  stock;  payable
            in equal  annual  installments  of $36,513 through
            August 26, 2004.                                          224               224

           Notes receivable  from officers and others bearing
            interest at 7% to 10%, unsecured  and  secured by
            Company  common  stock,  shares of other common
            stock and equipment; due December 31, 1995
            through August 26, 2004.                                  292               194
                                                                   ------            ------

              Total notes receivable                                1,016               918

              Less current portion                                   (284)             (200)

              Plus long-term accrued interest                          76                49
                                                                   -------           -------

                                                                  $   808               767
                                                                   =======           =======

(4)        Investment Securities Available for Sale

           As of January 1, 1994 the Company adopted SFAS No. 115. Accordingly, the Company's marketable equity securities have been classified as available for sale securities and are reported at fair market value which approximates cost. The Company held no trading account investment securities at September 30, 1995.

(5)        Long-term Debt

           Long-term debt is summarized as follows:
                                                        (Unaudited)
                                                       September 30,    December 31,
                                                           1995             1994
                                                           ----             ----
                                                          (Amounts in thousands)

                    Credit Agreement (a)                $  1,000           2,000

                    Undersea Fiber and Equipment
                      Loan Agreement (b)                   8,591           9,500

                    Financing Obligation (c)                 792           1,054
                                                         -------         -------

                                                          10,383          12,554

                    Less current maturities                1,635           1,585
                                                         -------         -------

                    Long-term debt, excluding
                       current maturities                  8,748          10,969
                                                         =======         =======

           (a) GCI completed a refinancing of its senior indebtedness on May 14, 1993. The new senior facility is a reducing revolver that is amortized in quarterly payments or reductions of $650,000 beginning June 30, 1993 through December 31, 1996 and $812,500 per quarter thereafter through its expiration on December 31, 1997. The credit agreement provides for interest (8.13% at September 30, 1995), among other options, at the corporate base rate plus a margin of one to one and one-half percent depending on the Company's leverage ratio as defined in the agreement. A fee of .50% per annum is assessed on the unused portion of the facility.

                    The credit agreement contains, among others, covenants requiring maintenance of specific levels of operating cash flow to indebtedness, to interest expense, to fixed charges, and to pro forma debt service. The credit agreement includes limitations on acquisitions, additional indebtedness and capital expenditures, and prohibits payment of dividends, other than stock dividends. The Company was in compliance with all credit agreement covenants during the period commencing May 14, 1993 (date of the refinancing) through September 30, 1995.

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

           As of September 30, 1995 maturities of long-term debt were as follows (in thousands):

                            Year ending
                            September 30,

                                1996                           $  1,635
                                1997                              2,010
                                1998                              2,492
                                1999                              1,728
                                2000                              1,890
                                2001 and thereafter                 628
                                                               --------
                                                               $ 10,383

(6)        Income Taxes

           Total income tax expense for the nine-month  periods ended  September
           30, 1995 and 1994 was allocated as follows (amounts in thousands):

                                                                                    1995              1994
                                                                                    ----              ----
                                                                                          (Unaudited)
              Earnings from continuing operations                                 $3,955             3,483
              Stockholders' equity, for stock option compensation
                 expense for tax purposes in excess of amounts
                 recognized for financial reporting purposes                        (565)             (251)
                                                                                  ------            ------

                                                                                  $3,390             3,232
                                                                                  ======            ======

           Income tax expense for the nine-month periods ended September 30, 1995 and 1994 consists of the following (amounts in thousands):

                                                                                    1995              1994
                                                                                    ----              ----
                                                                                          (Unaudited)
           Current tax expense:
                    Federal taxes                                                 $1,775             1,925
                    State taxes                                                      731               265
                                                                                  ------            ------
                                                                                   2,506             2,190
                                                                                  ------            ------
           Deferred tax expense:
                    Federal taxes                                                  1,298               678
                    State taxes                                                      151               615
                                                                                  ------            ------
                                                                                   1,449             1,293
                                                                                  ------            ------

                                                                                  $3,955             3,483
                                                                                  ======            ======

           Total income tax expense (benefit) differed from the "expected" income tax expense (benefit) determined by applying the statutory federal income tax rate of 34% for the nine-month periods ended
           September 30, 1995 and 1994 as follows (amounts in thousands):

                                                                                    1995              1994
                                                                                    ----              ----
                                                                                          (Unaudited)
           "Expected" statutory tax expense                                       $3,281             3,160
           State income taxes, net of federal benefit                                582               581
           Income tax effect of goodwill
              amortization, nondeductible
              expenditures and other items, net                                       92              (258)
                                                                                  ------             -----

                                                                                  $3,955             3,483
                                                                                  ======             =====

           The  tax  effects  of  temporary   differences   that  give  rise  to
           significant  portions of the  deferred  tax assets and  deferred  tax liabilities at September 30, 1995 and December 31, 1994 are presented below (amounts in thousands):
                                                                                          September 30,  December 31,
                                                                                               1995         1994
                                                                                               ----         ----
                                                                                             (Unaudited)
                         Net current deferred tax assets:
                             Accounts receivable, principally due to allowance for
                                doubtful accounts                                            $   128         199
                             Compensated absences, accrued for financial reporting purposes      404         333
                             Federal and state alternative minimum tax credit carryforwards       18         330
                             Workers compensation and self insurance health reserves,
                                principally due to accrual for financial reporting purposes      193         185
                             Other                                                                75          36
                                                                                              ------     -------
                                    Total gross current deferred tax assets                      818       1,083
                                    Less valuation allowance                                  (  176)    (   199)
                                                                                              ------     -------
                                    Net current deferred tax assets                          $   642         884
                                                                                              ======     =======
                         Net long-term deferred tax assets:
                             Deferred compensation expense for financial
                                reporting purposes in excess of amounts recognized
                                for tax purposes                                             $   593         511
                             Employee stock option compensation expense for financial
                                reporting purposes in excess of amounts recognized
                                for tax purposes                                                 186         234
                             Capital loss carryforwards                                          168         168
                             Other                                                               217         311
                                                                                              ------     -------
                                    Total gross long-term deferred tax assets                  1,164       1,224
                                    Less valuation allowance                                 (   249)    (   226)
                                                                                              ------     -------
                                    Net long-term deferred tax assets                            915         998
                                                                                              ------     -------
                         Net long-term deferred tax liabilities:
                             Plant and equipment, principally due to differences in
                                depreciation                                                   7,918       7,507
                             Other                                                               161          13
                                                                                              ------     -------
                                    Total gross long-term deferred tax liabilities             8,079       7,520
                                                                                              ------     -------
                                    Net combined long-term deferred tax liabilities          $ 7,164       6,522
                                                                                              ======     =======

           The valuation allowance for deferred tax assets was $425,000 as of September 30, 1995 and December 31, 1994.

           Tax benefits associated with recorded deferred tax assets, net of valuation allowances, are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.

           For income tax reporting purposes, the Company has available an alternative minimum tax credit carryforward of approximately $18,000 which is available to reduce future federal regular income taxes, if any, over an indefinite period. In addition, the Company has capital loss carryovers totaling approximately $415,000 which expire in 1996 and 1997.

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

           Information  for the periods  ended  September 30, 1995 and 1994 with respect to the Plan follows:
                                                                                (Unaudited)
                                                                          Shares         Option Price
           Outstanding at December 31, 1993                            1,823,658       $0.75-$4.00
                    Granted                                                  ---       ---
                    Exercised                                            (22,459)      $0.75-$3.00
                    Forfeited                                            (21,500)      $4.00
                                                                       ---------

           Outstanding at September 30, 1994                           1,779,699       $0.75-$4.00
                                                                       =========

           Outstanding at December 31, 1994                            1,729,699       $0.75-$4.00

                    Granted                                              400,000       $4.00
                    Exercised                                            (20,000)      $2.25
                    Forfeited                                            (11,500)      $4.00
                                                                       ---------

           Outstanding at September 30, 1995                           2,098,199       $.75-$4.00
                                                                       =========
           Available for grant at September 30, 1995                     559,553
                                                                       =========
           Exercisable at September 30, 1995                             809,499
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

           Class A Common Shares Held in Treasury

           The Company acquired 105,111 shares of its Class A common stock in 1989 for approximately $328,000 to fund a deferred bonus agreement with Mr. Duncan, an officer of the Company. The agreement provides that the balance is payable after the later of a) termination of employment or b) six months after the effective date of the agreement. In September 1995, the Company acquired an additional 15,000 shares of Class A common stock for approximately $50,500 to fund additional deferred compensation agreements for two of its officers, including Mr. Duncan.

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

           GCI may match employee salary reductions and after tax contributions in any amount, elected by GCI each year, but not more than 10 percent of any one employee's compensation will be matched in any year. The combination of salary reductions, after tax contributions and GCI matching contributions cannot exceed 25 percent of any employee's compensation (determined after salary reduction) for any year. GCI's contributions will vest over nine years. The Company's matching contributions allocated to participant accounts totaled approximately $203,000 and $208,000 for the quarters ended September 30, 1995 and 1994, respectively, and $712,000 and $626,000 for the nine-month periods ended September 30, 1995 and 1994, respectively. The Plan may, at its discretion, purchase shares of common stock from the Company at market value or may purchase GCI common stock on the open market.

           Effective for Plan years beginning on or after January 1, 1995, the Plan was amended in December, 1994 to allow diversification of investments into selected securities or funds. Revisions to the Plan were implemented as of July 1, 1995. Employee contributions invested in the Company's Class A and Class B common stock will continue to receive up to 100% matching, as determined by the Company each year, in the Company's Class A and Class B common stock. Employee contributions invested in other than the Company's Class A and Class B common stock will receive up to 50% matching, as determined by the Company each year, in the Company's Class A and Class B common stock.

(8)        Sales to Major Customers

           The Company provides message telephone service to MCI and U.S. Sprint ("Sprint"), major customers. Pursuant to the terms of a contract with MCI, the Company earned revenues of approximately $6.7 million and $5.2 million for the quarters ended September 30, 1995 and 1994, respectively, and approximately $17.8 million and $14.7 million for the nine-month periods ended September 30, 1995 and 1994, respectively. The Company earned revenues pursuant to a contract with Sprint totaling approximately $4.0 million and $3.3s million for the quarters ended September 30, 1995 and 1994, respectively, and $11.0 million and $9.1 million for the nine-month periods ended September 30, 1995 and 1994, respectively.

(9)        Leases

           The Company leases business offices, has entered into site lease agreements and uses certain equipment and satellite transponder capacity pursuant to operating lease arrangements. Rental costs under such arrangements amounted to approximately $1,753,000 and $1,923,000 for the quarters ended September 30, 1995 and 1994, respectively, and $5,184,000 and $3,969,000 for the nine-month periods ended September 30, 1995 and 1994, respectively.

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

           In June 1995 the Company was awarded one of two 30 megahertz blocks of spectrum auctioned by the FCC. Acquisition of the license, with Alaska statewide coverage, for a cost of $1.65 million will allow GCI to introduce new personal communication services (PCS) in Alaska. The Company is developing plans for PCS deployment throughout 1995 with construction of the system expected to begin in 1996 and service to be offered as early as 1997 or 1998.

           The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The amount of the down payment required in 1996 and the balance payable upon delivery of the transponders as early as the fourth quarter of 1997 are dependent upon a number of factors. The Company does not expect the down payment to exceed $10.1 million and the remaining balance payable at delivery to exceed $46 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                    CONDITION AND RESULTS OF OPERATIONS

           Liquidity and Capital Resources

           The Company's liquidity (ability to generate adequate amounts of cash to meet the Company's need for cash) was affected by a net increase in the Company's cash and cash equivalents of $1.3 million from December 31, 1994 to September 30, 1995. Sources of cash in 1995 included the Company's operating activities which generated positive cash flow of $9.2 million net of changes in the components of working capital, and repayments of notes receivable totaling $109,000. Uses of cash during the nine-month period of 1995 included repayment of $2.4 million of long-term borrowings and capital lease obligations, investment of $4.8 million in distribution and support equipment, and payment of the final installment for a PCS spectrum license totaling approximately $521,000.

           Net receivables increased $1.9 million from December 31, 1994 to September 30, 1995 resulting from growth in receivables attributed to increased sales and receipt of a payment from a major customer in October 1995, beyond the cutoff date for recording in the current quarter.

           Payments of approximately $2.2 million of accrued payroll and payroll related obligations resulted in reduced balances at September 30, 1995 as compared to December 31, 1994.

           Working capital totaled $5.5 million and $1.6 million at September 30, 1995 and December 31, 1994, respectively. Working capital generated by operations exceeded expenditures for property, equipment and other assets, repayment of long-term borrowings and capital lease obligations, and the additional investment in the PCS license resulting in the increase of $3.9 million at September 30, 1995 as compared to December 31, 1994.

           Cash flow from operating activities, as depicted in the Consolidated Statements of Cash Flows, decreased $7.2 million during the nine months of 1995 as compared to the same period of 1994. Cash flow generated from operating activities was reduced by payment of current obligations.

           The Company's expenditures for property and equipment totaled $4.8 million and $6.1 million during the nine-month periods of 1995 and 1994, respectively. Management's capital expenditures plan for 1995 includes approximately $8.5 million in capital necessary to pursue strategic initiatives, to maintain the network and to enhance transmission capacity to meet projected traffic demands.

           The two wideband transponders the Company owned reached the end of their expected useful life in August, 1994, at which time the Company leased replacement capacity. The cost of the leased capacity contributed to an increase in distribution costs during the nine months of 1995 as compared to the same period of 1994. The existing leased capacity is expected to meet the Company's requirements until such time that capacity is available pursuant to the terms of a new long-term agreement which was executed in August of 1995.

           The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The amount of the down payment required in 1996 and the balance payable upon delivery of the transponders as early as the fourth quarter of 1997 are dependent upon a number of factors including the number of transponders required and the timing of their delivery and acquisition. The Company does not expect the down payment to exceed $10.1 million and the remaining balance payable coinciding with a staged delivery to exceed $46 million. The Company expects to amend its existing senior credit facility and provide a letter of credit to accommodate the payment in 1996 and expects to further amend or refinance its then existing credit agreement to fund its remaining commitment.

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

           Results of Operations

           The Company's message data and transmission services industry segment provides interstate and intrastate long distance telephone service to all communities within the state of Alaska through use of its facilities and interconnect agreements with other carriers. The Company's average rate per minute for message transmission services increased to 19.2(cent) per minute from 18.6(cent) per minute during the nine months of 1995 as compared to the same period in 1994, respectively. Total revenues for the nine months of 1995 were $94.9 million, an approximate 8.1 percent increase over 1994 revenues of $87.8 million. Rate per minute and revenue growth are attributed to three fundamental factors, as follows:

           (1) Growth in interstate telecommunication services which resulted in billable minutes of traffic carried totaling 121 million and 105 million minutes in the third quarter of 1995 and 1994, respectively, or 84 percent and 83 percent of total third quarter 1995 and 1994 minutes, respectively, and billable minutes of traffic carried totaling 338 million and 305 million minutes in the nine months of 1995 and 1994, respectively, or 84 percent of total year-to-date 1995
           and  1994   minutes,   respectively.

           (2) Provision of intrastate telecommunication services which resulted in billable minutes of traffic carried totaling 23.3 and 21.0 million minutes in the third quarter of 1995 and 1994, respectively, or 16 percent and 17 percent of total third quarter 1995 and 1994 minutes, respectively, and billable minutes of traffic carried totaling 66.6 million and 60.0 million minutes in the nine months of 1995 and 1994, respectively, or 16 percent of total year-to-date 1995 and 1994 minutes, respectively.
           (3) Increases in revenues derived from other common carriers ("OCC") including MCI and Sprint. OCC traffic accounted for $10.7 million or 32.2% and $8.5 million or 27.6% of total revenues in the third quarter of 1995 and 1994, respectively. OCC traffic accounted for $28.8 million or 30.4% and $23.8 million or 27.1% of total revenues in the nine months of 1995 and 1994, respectively.

           Both MCI and Sprint are major customers of the Company. Loss of one or both of these customers would have a significant detrimental effect on revenues and on contribution. There are no other individual customers, the loss of which would have a material impact on the Company's revenues or gross profit.

           System sales and service revenues totaled $1.3 million and $2.7 million in the third quarters of 1995 and 1994, respectively, and totaled $5.1 million and $7.7 million in the nine months of 1995 and 1994, respectively. The decrease in system sales and service revenues is attributed to fewer larger dollar equipment sales orders received during the nine months of 1995 as compared to the same period of 1994 as well as a reduction of the company's outsourcing services provided to the oil field services industry.

           Transmission access and distribution costs, which represent cost of sales for transmission services, amounted to approximately 54.6 percent and 54.9 percent of transmission revenues during the third quarter of 1995 and 1994, respectively, and amounted to approximately
           56.2 percent and 55.2 percent of transmission revenues during the nine months of 1995 and 1994, respectively. The increase in distribution costs as a percentage of transmission revenues for the nine months of 1995 as compared to the same period of 1994 results primarily from increases in costs associated with the Company's lease of transponder capacity as previously described. Changes in distribution costs as a percentage of revenues will occur as the Company's traffic mix changes. The Company is unable to predict if or when access charge rates will change in the future and the impact of such changes on the Company's distribution costs.

           Total operating costs and expenses increased 0.4 percent during the third quarter of 1995 as compared to 1994 and increased 3.5 percent during the nine months of 1995 as compared to 1994. Increases in operating and engineering, sales and communications, general and administrative, bad debt and legal costs were made to support the Company's expansion efforts and the increase in minutes of traffic carried. During the nine months of 1995 the Company incurred approximately $295,000 for what is expected to be nonrecurring costs related to a break in the undersea fiber optic cable and promotion of its new DAMA technology. In general, the Company has dedicated additional resources in certain areas to pursue longer term opportunities. It must balance the desire to pursue such opportunities with the need to continue to improve current performance. Continuing legal and regulatory costs are, in large part, associated with regulatory matters involving the FCC, the APUC, and the Alaska Legislature.

           Interest expense decreased 7.9 percent during the third quarter of 1995 as compared to 1994 and decreased 24.0 percent during the nine months of 1995 as compared to 1994. The decrease resulted primarily from reduction of the Company's outstanding indebtedness.

           Income tax expense totaled $1,574,000 and $1,056,000 in the third quarter of 1995 and 1994, respectively, and $3,955,000 and $3,483,000 in the nine months of 1995 and 1994, respectively, resulting from the application of statutory income tax rates to net earnings before income taxes. The Company has available alternative minimum tax credits of approximately $18,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period. In addition, the Company has capital loss carryovers totaling approximately $415,000 which expire in 1996 and 1997. Tax benefits associated with recorded deferred tax assets, net of valuation allowances, are considered to be more likely than not realizable through future reversals of existing taxable temporary differences, and future taxable income exclusive of reversing temporary differences and carryforwards.

           The Alaska economy is supported in large part by the oil and gas industry. ARCO announced a 715 person downsizing in July 1994. Similar downsizing was announced in 1994 by other companies operating in the oil and gas industry in Alaska for 1995.

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

(6)        Exhibits and Reports on Form 8-K

           (a)    Exhibit 27- Financial Data Schedule

           (b) Reports on Form 8-K filed during the quarter ended September 30, 1995 - None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     GENERAL COMMUNICATION, INC.



   November 8, 1995                     By:    /s/ Ronald A. Duncan
----------------------                         --------------------------------
       (Date)                                  Ronald A. Duncan, President and
                                               Director
                                               (Principal Executive Officer)



   November 8, 1995                     By:    /s/ John M. Lowber
----------------------                         --------------------------------
       (Date)                                  John M. Lowber, Senior Vice
                                               President and Chief Financial
                                               Officer
                                               (Principal Financial Officer)



   November 8, 1995                     By:    /s/ Alfred J. Walker
----------------------                         --------------------------------
       (Date)                                  Alfred  J.  Walker,
                                               Vice President and Chief
                                               Accounting Officer
                                               (Principal Accounting Officer)