Form 10-K
period 1995-12-31
GENERAL COMMUNICATION INC
filed 1996-03-29
CIK 808461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


          (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended December 31, 1995

                                       or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                        For the transition period from    to

                           Commission File No. 0-15279

                           GENERAL COMMUNICATION, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

           ALASKA                                                 92-0072737
- -------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

              2550 Denali Street Suite 1000 Anchorage, Alaska 99503
         ---------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (907) 265-5600

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

            Class A common stock                  Class B common stock
            --------------------                  --------------------
              (Title of class)                      (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading on February 29, 1996 was approximately $38,439,000.

The number of shares outstanding of the registrant's common stock as of February 29, 1996, was:
                 Class A common stock - 19,681,207 shares; and
                    Class B common stock - 4,175,434 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on or after June 5, 1996 are incorporated by reference into Part III of this report.

                           GENERAL COMMUNICATION, INC.

                         1995 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                                                            PAGE
PART I.........................................................................1
     Item 1.    BUSINESS.......................................................1
     Item 2.    PROPERTIES....................................................13
     Item 3.    LEGAL PROCEEDINGS.............................................14
     Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........14
PART II.......................................................................15

     Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS...........................................15
     Item 6.    SELECTED FINANCIAL DATA.......................................16
     Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................17
     Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
                DATA..........................................................22
     Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................45

PART III

     Incorporated by reference from the Company's Proxy Statement for its 1996 Annual Shareholders' Meeting

PART IV.......................................................................46

     Item 14.   EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K.......................................46

                                     PART I

Item 1.  BUSINESS

Background and Description of Business

     General Communication, Inc. ("GCI") is an Alaska-based corporation that supplies common-carrier long-distance and other telecommunication products and services to residential, commercial and government users. Telecommunication services that GCI and its subsidiaries ("the Company") provides are carried over facilities that are owned by the Company or are leased from other companies.

     GCI began commercial operations in November 1982 in competition with the former monopoly carrier, Alascom, Inc. ("Alascom"). In many respects, GCI's entry into the market parallels that of MCI Telecommunications Corporation ("MCI") which, in the contiguous United States, entered the market to compete with the former monopoly carrier American Telephone and Telegraph Company ("AT&T"). GCI followed in MCI's footsteps approximately a decade later.
MCI acquired an approximate 30 percent ownership interest in GCI during 1993.

Industry

    The U.S. telecommunication industry remains in a state of flux, with companies faced with the challenges of new technologies and rapid changes in the competitive and regulatory environment. Growing competition has resulted in lower prices, which should stimulate ongoing volume gains, even in the heavily saturated U.S. market. The policies of President Clinton's Administration, the Telecommunications Act of 1996, emerging technologies, and a blurring of distinctions among industry sectors all portend new revenue possibilities for the industry. Where the focus was once on regulation of a closely guarded monopoly, regulators are now ushering the telecommunication industry into an era of competition and reduced regulation. Decisions made now will influence the industry's future in ways difficult to foresee, as technology continues to catapult the industry forward.

    What once was a $94 billion telephone service industry before divestiture of the Bell System in 1984 has evolved into an estimated $200 billion-plus communications marketplace, comprised of the following:

       (1) $40 billion --  digitally  priced  long  distance  services;
       (2) $97 billion -- analog-priced local services;
       (3) $25 billion -- analog-priced cable TV services;
       (4) $15 billion -- analog-priced cellular services;
       (5) $4 billion -- digitally priced messaging/paging services; and
       (6) $20 billion -- digital private data and value-added services.

     Industry analysts in trade journals estimate that long distance revenues received by U.S. based interexchange carriers for public network services will grow to $77 billion in the year 2000 at a 5 percent compound annual rate. International revenues for these carriers are expected to continue to pace market growth, growing more than twice as fast as the mature domestic market, growing to $16.5 billion in 2000 at a better than 10 percent compound annual rate. International revenues for these carriers are roughly divided into thirds in terms of the region of the world from which they are generated: the Western Hemisphere, Europe and the remainder of the world, with the latter growing most rapidly, paced by traffic with the Pacific Rim.

     Expanding  voice  markets  such  as  computer-telephony   integration,  and
wireline and wireless PBXs, are expected to drive growth in the telecommunications market in 1996. These newer market segments contributed to a 15 percent overall increase in U.S. telecommunications revenues. The revenue growth is attributed to businesses' greater need for communications equipment, software and services. Telecommuting, Private Branch Exchanges ("PBXs") and internetworking are among the market forces pushing the growth.

     Trade journal analysts predicted that sales of wireless PBXs--systems that interface a wireless controller with an existing PBX--would grow from $394 million in 1995 to $3.3 billion in 1998. Wireless PBXs give employees wireless capabilities at their desktops. Improvements in high-speed wireline networking, such as building asynchronous transfer mode local area networks, also are allowing powerful messaging capabilities to connect workers. Video conferencing and unified messaging are two applications analysts expect to become popular in 1996. Data communications and internetworking revenue increased 19.4 percent last year as a result of added demand for enterprise networking.

     Sudden, widespread use of the Internet caused the modem market to grow by 50 percent, while integrated services digital network ("ISDN") lines became both widely available and desired, expanding 126 percent last year. Industry players expect the Internet phenomenon to spark growing interest in ISDN. Major vendors now are looking at linking voice mail systems through use of internetworking techniques over the Internet, such as standardized protocols and messaging features similar to E-mail.

     Communication sectors not traditionally competitive with telephone companies, such as cable and wireless services, are projected to grow an average 10.9% per year. This compares with the 3% average per year growth in revenue for traditional local telephone service from 1993 to 1998. Cable TV companies may gain a competitive advantage through marketing of cable modems. Computer-based services likely will be a strong market for cable TV firms. Cable modems may give them the ability to offer a competitive alternative to the second telephone line into the home, providing high-speed access to data services. Content is expected be the ultimate driver of Cable TV profits and may determine which companies gain the most market share.

     The emergence of new services -- especially digital cellular radio, personal communications services ("PCS"), interactive TV, and video dial tone -- has created opportunities for significant growth in local loop services. These opportunities are also laying the foundation for a restructuring of the newly competitive local loop services market. Not only are competitors entering the core business of the local telephone companies, but they are beginning to pursue the fast-growing markets that previously were closed to them, such as consumer video. Competition between telephony, cable TV, and PCS markets will increasingly overlap in the 1990s. As opportunities for new wireless and video services arise and competitors expand beyond their traditional markets, competition between existing telephone companies and these major industries is expected to intensify.

     Future mergers are expected throughout the telecommunications industry aimed at creating geographic clustering and expansion of the breadth of services offered to customers (i.e., local, long distance, cable and wireless). In addition, interexchange carriers are poised to enter the local service market. At the core of several of currently existing ventures are the integration of wireless and wireline technology. The ventures plan to provide services in which customers would use a phone similar to a portable cordless device linked to the existing wired infrastructure of the partners. When customers leave their homes or offices, the phones would become mobile and would be serviced through the wireless network that would be created by the venture. Moreover, the venture's local telephone services will be packaged with cable and multimedia services, long-distance service and entertainment services. Customers will be able to select the mix of services and products that fit their needs. Increased competition in 1996 may result in fewer players providing more expanded services
- -- growth by acquisition will be a key component of the survivors' strategy.

     On September, 23, 1993, the Federal Communications Commission ("FCC") adopted a broad set of rules for the licensing of PCS. The FCC concluded an auction of spectrum to be used for the provision of PCS in March, 1995. PCS systems are expected to make an individual carrying a pocket-sized phone available at the same number, whether at home, at work or traveling. Unlike cellular systems, a caller using PCS will not need to know the location of the person he or she is trying to reach. The difference in the way PCS systems are configured as compared to cellular systems means that PCS systems could be less costly to operate than cellular systems and therefore less expensive for users. Rapid growth of cellular telephone services and the anticipation of PCS services has generated substantial interest in wireless communications. The FCC's efforts are expected to encourage reduction of communication prices and put the technology within financial reach of most American homes and businesses.

     It is predicted that PCS will grow rapidly, reaching 17.9 million subscribers by 2005. By then, PCS services will be generating annual revenues of nearly $8 billion. PCS's success is expected to occur even with competition from other wireless services such as cellular, paging and enhanced specialized mobile radio. Increases in services are expected to be fueled by declining usage rates and expanded coverage.

     PCS licensees will be required to offer service to at least one-third of their market population within five years or risk losing their licenses. Service must be extended to two-thirds of the population within seven years and must reach 90% population coverage within 10 years.

     The Telecommunications Act of 1996 ("Act") was signed into law Feb. 8, 1996. It is expected to have a dramatic impact on the telecommunications industry, resulting in even greater changes than the 1984 breakup of the Bell System. Bell Operating Companies (BOCs) can immediately begin manufacturing, research and development; GTE Corp. can begin providing interexchange services through its telephone companies nationwide; laws in 27 states that foreclose competition are knocked down; co-carrier status for competitive local exchange carriers is ratified; and the concept of "physical collocation" of competitors' facilities in Local Exchange Carriers ("LECs") central offices, which an appeals court rejected, is resurrected.

     The legislation breaks down the old barriers that prevented three groups of companies--the LECs, including the BOCs, the long distance carriers, and the cable TV operators--from competing head-to-head with each other.

     The Act requires LECs to let new competitors into their business. It also requires the LECs to open up their networks to ensure that new market entrants have a fair chance of competing. The bulk of the legislation is devoted to establishing the terms under which the LECs, and more specifically the BOCs, must open up their networks.

     The principal beneficiaries of this "unbundling" are expected to be the interexchange carriers ("IXCs"), however the new regime offers opportunities for other service providers, particularly commercial mobile radio service ("CMRS") providers. Within the local exchange market, estimated to be worth more than $90 billion annually, consumers likely will be presented with an array of choices for local telephone service.

     The new legislation sets up four classes of carriers, with an increasing number of obligations placed on each one. The first group, telecommunications carriers, includes any provider that offers subscription-based telecommunication services.

     The second group includes LECs, which have five specific duties:
       (1) Resale: LECs cannot prohibit or impose unreasonable or discriminatory conditions or limitations on the resale of their services.
       (2) Number portability: LECs must provide to the extent technically feasible number portability, which would permit LEC subscribers to switch to another carrier without losing their existing phone numbers.

       (3) Dialing parity: LECs must provide dialing parity to competing providers so that their customers can access the services of another without special dialing requirements or delays.
       (4) Access: LECs must provide competing carriers with access to their rights-of-way, including poles, ducts, and conduits.
       (5) Reciprocal compensation: LECs must pay other carriers, including CMRS providers, the same fee to terminate calls originating on the LEC's network as the competing carrier has to pay to terminate calls on the LEC's network.

     The next class of carriers includes incumbent local exchange carriers, which are tasked with six duties. These include a duty
       (1)    to negotiate interconnection agreements;
       (2) to provide interconnection on request that is at least equal in quality to the services it provides itself;
       (3) to provide unbundled access to network elements, so that a competitor can buy only those LEC services that it needs (such as unbundled access to the local loop);
       (4)    to offer its services at wholesale rates for resale;
       (5)    to provide notice of changes in its network; and
       (6) to offer co-location of competing carriers' equipment in its switching offices.

     The final classification includes the BOCs, which are given authority to enter the intercity market, but only after they have satisfied a long list of requirements, including a fourteen-point checklist of specific actions--all aimed at easing the lot of the competing carrier.

     The Act is expected to require the Federal Communications Commission to begin no fewer than 50 rulemaking proceedings. The legislation calls for the establishment of a new federal-state joint board on universal service within 30 days of enactment. That board will have to develop proposals to revamp the universal service subsidy system that has evolved over the years which could be among the most far-reaching provisions of the Act.

     Enactment of the bill affects local exchange service markets almost immediately by requiring states to authorize local exchange service resale. Resellers will be able to market new bundled service packages to attract customers. Over the long term, the requirement that local exchange carriers unbundle access to their networks may lead to increased price competition. Local exchange service competition may not take hold immediately because interconnection arrangements are not in place in most areas.

General

     GCI was incorporated under the laws of the State of Alaska in 1979. From 1980 to January, 1987, GCI was a wholly-owned subsidiary of WestMarc Communications, Inc. ("WSMC"), formerly Western Tele-Communications, Inc., then a microwave communication common carrier. On January 23, 1987, WSMC distributed all of the outstanding shares of the Class A and Class B common stock of GCI to its shareholders. This distribution was made as a dividend to WSMC's shareholders of record at the close of business on December 29, 1986, on the basis of one share of GCI Class A common stock for each outstanding share of WSMC Class A common stock, and one share of GCI Class B common stock for each outstanding share of WSMC Class B common stock. Following the distribution GCI became an independent publicly-held company.

     Effective November 30, 1990, GCI transferred substantially all of its operating assets to its wholly owned subsidiary, GCI Communication Corp.
("GCC"), an Alaska corporation, which assumed all of GCI's liabilities and became the operating company. GCI serves as a holding company and remains liable as a guarantor on certain of GCC's obligations. All of the issued and outstanding shares of GCC were pledged as security under GCC's credit agreement with its senior lenders.

     The Company was authorized to and began providing intrastate services on May 15, 1991 on its own facilities in the areas where it provided interstate service and through resale of others' services where it has no facilities.

     GCI Communication Services, Inc. ("Communication Services"), an Alaska corporation, is a wholly-owned subsidiary of GCI and was incorporated in 1992. Communication Services provides private network point-to-point data and voice transmission services between Alaska, Hawaii and the western contiguous United States. Communication Services products are marketed directly by GCC.

     GCI Leasing Co., Inc. ("Leasing Company"), an Alaska corporation, is a wholly-owned subsidiary of Communication Services and was incorporated in 1992. Leasing Company owns and leases undersea fiber optic cable capacity for carrying a majority of the Company's interstate switched message and private line long distance services between Alaska and the remaining United States.

Products

      The Company offers a broad spectrum of telecommunication services to residential, commercial and government customers primarily throughout Alaska. The Company operates in two industry segments and offers five primary product lines. The message and data transmission services industry segment offers message toll, private line and private network services, and the system sales and service industry segment offers data communication equipment sales and technical services.

      The Company's message and data transmission services industry segment is engaged in the transmission of interstate and intrastate switched message toll service ("MTS") and private line and private network communication service between the major communities in Alaska, and the remaining United States and foreign countries. GCI's message toll services include intrastate, interstate and international direct dial, 800, calling card, operator and enhanced conference calling, as well as termination of northbound toll service for MCI, U.S. Sprint ("Sprint") and several large resellers without facilities in Alaska. GCI also provides origination of southbound calling card and 800 toll services. Private line and private network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location. Regulated telephone relay services for the deaf, hard-of-hearing and speech impaired are provided though the Company's operator service center. The Company offers its message services to commercial and residential subscribers. Subscribers may cancel service at any time. Toll related services account for approximately 93%, 90% and 90% of the Company's 1995, 1994 and 1993 total revenues, respectively.

      GCI has positioned itself as the price leader in the Alaska telecommunication market and, as such, rates charged for the Company's telecommunication services are designed to be equal to or below those for comparable services provided by the only other significant competitor in the Alaska telecommunications market, AT&T Alascom.

      In addition to providing communication services, GCC sells, services and operates, on behalf of certain customers, dedicated communication and computer networking equipment and provides field/depot, third party, technical support, consulting and outsourcing services through its systems sales and service industry segment.

      The Company also supplies integrated voice and data communication systems incorporating interstate and intrastate digital private lines, point-to-point and multipoint private network and small earth station services operating at data rates up to 1.544 mbs. In addition, the Company designs, installs and maintains data communication systems for commercial and government customers throughout Alaska. Presently, there are five companies in Alaska that actively sell and maintain data and voice communication systems. The Company's unique ability to integrate telecommunication networks and data communication equipment has allowed it to maintain its dominant market position on the basis of "value added" support rather than price competition.

      GCI has expanded its technical services business to include outsourcing, onsite technical contract services and telecommunication consulting. GCI was awarded a five year contract, effective April 1, 1992, to assume management responsibility for all of BP Exploration (Alaska) ("BP") telecommunication and computer networking assets in Alaska. BP is the largest oil company presently operating in Alaska. GCI was awarded a five year contract, effective October 31, 1995, to assume management responsibility for all of National Bank of Alaska telecommunication and computer networking assets in Alaska.

      Expenditures of approximately $2.5 million were made in 1994 developing new demand assigned multiple access ("DAMA") satellite communication technology. A four-module demonstration system was constructed in 1994 and was integrated into the Company's telecommunication network in 1995. Existing satellite technology relies on fixed channel assignments to a central hub. DAMA technology assigns satellite capacity on an as needed basis. The digital DAMA system allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality.

      The Company obtained the necessary APUC and FCC approvals waiving current prohibitions against construction of competitive facilities in rural Alaska, allowing for deployment of DAMA technology in 56 sites in rural Alaska on a demonstration basis. Construction and deployment will occur in 1996, with services expected to be provided during the fourth quarter of 1996. Total construction and deployment costs are expected to total $18 to $20 million.

      The FCC concluded an auction of spectrum to be used for the provision of PCS in March, 1995. The Company was named by the FCC as the high bidder for one of the two 30 megahertz blocks of spectrum, with Alaska statewide coverage. Acquisition of the license for a cost of $1.65 million will allow GCI to introduce new PCS services in Alaska. The Company began developing plans for PCS deployment in 1995 with technology service trials expected to take place in 1996 and service to be offered as early as 1997 or 1998.

      Neither GCI or any of its subsidiaries has revenues that are materially affected by seasonality. The Company has not expended material amounts during the last three fiscal years on customer-sponsored research activities.

Facilities

      Currently, GCI's facilities comprise earth stations at Eagle River, Fairbanks, Juneau, Prudhoe Bay, Valdez, Kodiak, Sitka, Ketchikan, Unalaska and Cordova, all in Alaska and at Issaquah, Washington, serving the communities in their vicinity. The Eagle River and Fairbanks earth stations are linked by digital microwave facilities to distribution centers in Anchorage and Fairbanks, respectively. The Issaquah earth station is connected with the Seattle distribution center by means of diversely routed fiber optic cable transmission systems, each having the capability to restore the other in the event of failure. The Juneau earth station and distribution center are co-located. The Ketchikan, Prudhoe Bay, Valdez, Kodiak, Sitka, Unalaska and Cordova installations consist only of an earth station. GCI constructed microwave facilities serving the Kenai Peninsula communities and owns a 49 percent interest in an earth station located on Adak Island in Alaska. GCI maintains an operator service center in Wasilla, Alaska. Each of the distribution centers contains electronic switches to route calls to and from local exchange companies and, in Seattle, to obtain access to MCI and other facilities to distribute GCI southbound traffic to the remaining 49 states and international destinations.

      Leasing Company owns a portion of an undersea fiber optic cable which allows the Company to carry its Anchorage, Eagle River, Wasilla, Palmer, Kenai Peninsula, Glenallen and approximately one-half of its Fairbanks area traffic to and from the contiguous lower 48 states over a terrestrial circuit, eliminating the one-quarter second delay associated with a satellite circuit. The Company's preferred routing for this traffic is via the undersea fiber optic cable which makes available satellite capacity to carry the Company's intrastate traffic.

     The Company employs satellite transmission for certain other major routes and uses advanced digital transmission technology throughout its system. The Company leases C-band transponders on AT&T's Telstar 303 satellite. The lease expires June 1996 and may be renewed, at the Company's option, through the end of the satellite's useful life, currently projected to be 1998. The Company will redirect its earth stations toward the Hughes Communications Galaxy, Inc. ("Hughes") Galaxy IX satellite upon its successful delivery by Hughes expected to occur in June 1996.

      GCI employs advanced transmission technologies to carry as many voice circuits as possible through a satellite transponder without sacrificing voice quality. Other technologies such as terrestrial microwave systems, metallic cable, and fiber optics tend to be favored more for point-to-point applications where the volume of traffic is substantial. With a sparse population spread over a wide geographic area, neither terrestrial microwave nor fiber optic transmission technology will be economically feasible in rural Alaska in the foreseeable future.

Customers

      The Company had approximately 85,600, 73,100 and 73,600 active Alaska subscribers to its message telephone service at December 31, 1995, 1994 and 1993, respectively. Approximately 9,500, 9,300 and 9,500 of these were business users at December 31, 1995, 1994 and 1993, respectively, and the remainder were residential customers. MTS revenues currently amount to approximately $9,050,000 per month.

      Substantially all service areas, except Bethel, Alaska, in which GCI has facilities have completed the equal access balloting process. GCI carries 33% to 49% of the southbound interstate MTS traffic and 21% to 48% of the intrastate MTS traffic originating in those service areas.

      In January, 1993 GCI entered into a five-year contract with MCI to provide facilities for MCI's Alaska message toll and 800 service traffic. The contract supplanted a previous contract and provides for expanded usage by MCI of GCI's facilities and usage by GCI of MCI's facilities. Revenues attributed to the contract in 1995, 1994 and 1993 totaled approximately $23,939,000, $19,512,000 and $16,068,000, or approximately 18.5%, 16.7%, and 15.7% of total revenues, respectively. The contract was amended in March 1996 extending its term three years to March 31, 2001.

      Services provided pursuant to a contract with Sprint resulted in revenues in 1995, 1994 and 1993 of approximately $14,885,000, $12,412,000 and $10,123,000 or approximately 11.5%, 10.6%, and 9.9% of total revenues, respectively.

      Both MCI and Sprint are major customers of the Company in its message and data transmission services industry segment. Loss of one or both of these customers would have a significant detrimental effect on the Company's revenues and contribution. There are no other individual customers, the loss of which would have a material impact on the Company's revenues or gross profit.

      The Company provided private line and private network communication products and services to approximately 566 commercial and government accounts in 1995. Private line and private network communication products and services currently generate approximately $1,050,000 in monthly, revenues.

     A summary of switched MTS traffic minutes follows:
                                                          Interstate Minutes
                                            -------------------------------------------------
                For                                                                   Calling           Intrastate
         Quarter Ended                      Southbound           Northbound             Card              Minutes
         -------------                      ----------           ----------             ----              -------
                                                                  (amounts in thousands)
      March 31, 1993                           47,100              34,713               3,947             16,178
      June 30, 1993                            49,928              34,651               3,811             17,283
      September 30, 1993                       54,403              36,282               4,043             18,770
      December 31, 1993                        56,549              39,348               4,459             17,989
                                              -------             -------              ------             ------

          Total 1993                          207,980             144,994              16,260             70,220
                                              =======             =======              ======             ======

      March 31, 1994                           56,118              39,664               4,431             18,910
      June 30, 1994                            58,809              38,293               4,220             20,534
      September 30, 1994                       61,715              39,678               4,210             21,253
      December 31, 1994                        59,902              40,424               4,605             19,786
                                              -------             -------              ------             ------

          Total 1994                          236,544             158,059              17,466             80,483
                                              =======             =======              ======             ======

      March 31, 1995                           60,140              41,600               4,351             21,208
      June 30, 1995                            65,031              43,721               4,113             23,051
      September 30, 1995                       71,918              45,027               4,233             23,883
      December 31, 1995                        72,319              46,545               5,518             25,228
                                              -------             -------              ------             ------

          Total 1995                          269,408             176,893              18,215             93,370
                                              =======             =======              ======             ======

     All minutes data were taken from GCC's billing statistics reports.

Markets

      The dominant carrier and GCI's primary competition in the Alaska market for interstate and intrastate MTS, private line and private network telecommunication services continues to be AT&T Alascom. Other carriers, such as MCI and Sprint can enter the market by constructing their own facilities in Alaska. At the present time, however, MCI, Sprint and several other carriers interconnect with GCC in Seattle and Dallas for delivery of their Alaska bound interstate traffic. Sprint and MCI also originate 800 services in Alaska on GCI's facilities.

      Five companies in Alaska actively sell and service data and voice communication systems. Other companies can enter the market at any time.

Financial Information About Industry Segments

      For financial information with respect to industry segments of GCI, reference is made to the information set forth in Note 8 of the Notes to Consolidated Financial Statements included in Part II of this Report, which Note is included herein by reference.

History of Telecommunication in Alaska

      The first telecommunication facilities in Alaska were telegraph lines operated by the U.S. Army. Later, telephone service was added, and the Alaska Communications System ("the ACS") grew to cover much of the state. Wherever military communication was not hampered, the Army allowed its circuits to be used for civilian purposes. Control of the ACS was transferred to the U.S. Air Force and eventually, the ACS supplied long distance trunks to local exchanges in the state's growing communities.

      As the civilian population increased, the need for a transition to commercial operation became apparent. In 1969, ten years after Alaska statehood, the Alaska Communications Disposal Act ("the Act") was passed by Congress. The RCA Corporation was the successful bidder under the Act and purchased the ACS. RCA formed a subsidiary, RCA Alaska Communications, later Alascom, to own and operate the system.

      Through its purchase of the ACS, Alascom became the sole long lines carrier in Alaska. In the lower 48 states, Alascom interconnected with AT&T. In Alaska, it interconnected with the telephone companies providing local exchange service. Additionally, Alascom was required to maintain a number of thin-line links to remote areas of the state. Under the terms of the ACS purchase agreement, Alascom was required to expand service to the less developed areas of Alaska. In 1979 Alascom was acquired by Pacific Power and Light, Inc., a utility holding company, which has since transferred Alascom to its publicly-traded subsidiary, Pacific Telecom, Inc. ("PTI").

      Rates initially charged for Alaska telecommunication services had been substantially higher than interstate rates in the contiguous states. In 1972 the FCC established a policy of rate integration intended to equalize all domestic interstate rates. This policy was used to support a subsidy mechanism to help Alascom cover higher costs associated with rural operations.

      When GCI began operations in 1982, AT&T provided almost all of the telecommunication services in the lower 48 states and Alascom provided almost all of the long distance telecommunication services in Alaska and between Alaska and the lower 48 states, Hawaii, and foreign countries. Although Alascom's business was highly subsidized, GCI competed with Alascom with no subsidy whatsoever.

      In 1983 the State of Alaska petitioned the FCC to initiate a rule making to determine how to rationalize the policies of rate integration and competition in the Alaska market in light of the rapid changes in the telecommunication industry brought on by the AT&T divestiture and changing FCC competition policies. This led the FCC to initiate a rule making proceeding ("the Alaska rule making proceeding") in 1984. Issues involved in the Alaska rule making proceeding, namely the harmonizing of the FCC's policies of competition and rate integration for the Alaska market and the implementation of a permanent structure for that market, were referred to a Federal-State Joint Board ("Joint Board"). Joint Board activity, including the consideration of several alternative market structures, continued through the adoption of a recommended transition mechanism in 1993, which was later adopted by the full FCC in 1994. This FCC action led to a negotiated buyout of Alascom by AT&T, as further described in Part I, History of Regulatory Affairs and Recent Developments below.

History of Regulatory Affairs

      The Company's activities in the telecommunication market are regulated by two agencies. The Communications Act of 1934 gives the FCC the authority to certificate market entry and regulate rates for interstate telecommunication. Intrastate telecommunication services are regulated by the Alaska Public Utilities Commission ("APUC").

      The Company's entry into the intrastate telecommunication market had been hampered because the APUC had no policy on intrastate competition. In May 1990 the Alaska legislature passed legislation mandating competition in the Alaska intrastate telecommunication market. The legislature further directed the APUC to adopt regulations governing a competitive telecommunication market and to begin accepting applications for service on February 15, 1991. On February 15, 1991 GCI, through its wholly-owned operating subsidiary GCC, filed an application to provide competitive intrastate telecommunication services. The Company was authorized to and began providing intrastate services on May 15, 1991 on its own facilities in the areas where it provided interstate service and through resale of others' services where it has no facilities.

      In the first quarter of 1992 the APUC granted GCC a Certificate of Public Convenience and Necessity to provide telephone relay services ("TRS") for the deaf, hard-of-hearing and speech impaired though the Company's operator service center in Wasilla, Alaska. GCC commenced its regulated TRS operations on June 21, 1992. Intrastate TRS operating costs, capital costs and a rate of return are being funded through a universal access surcharge billed by all local telephone companies in the state of Alaska. Under an FCC decision, starting in 1993, a portion of the TRS operating costs are recovered through an interstate pool administered by the National Exchange Carrier Association ("NECA").

      The FCC regulates dominant interstate carriers, such as the Company's only interstate competitor, AT&T/Alascom. Company's only interstate competitor, Alascom. Because, under the terms of the AT&T acquisition of Alascom, Alascom rates and services must "mirror" those offered by AT&T, changes in AT&T prices indirectly affect the rates and services of the Company. AT&T's prices, and thus those of Alascom, are regulated under a price cap plan whereby AT&T's rate of return is no longer regulated or restricted. AT&T is allowed to raise and lower prices for three groups of services within pre-established floor and ceiling levels with little regulatory oversight. These services include products offered to: 1) small businesses or residential customers; 2) users of 800 services and
3) large business customers. Price increases by AT&T generally improve the Company's ability to raise its prices while price decreases pressure the Company to follow. The Company has, so far, successfully adjusted its pricing and marketing strategies to respond to AT&T pricing practices.

      In 1983 the State of Alaska petitioned the FCC to commence a rulemaking proceeding to determine how to harmonize the FCC's policies of rate integration and competition in the Alaska market in light of the rapid changes in the telecommunications industry brought on by the AT&T divestiture and changing FCC competition policies. In 1984 the FCC initiated the Alaska rulemaking proceeding in response to the State's request. Issues involved in the Alaska rulemaking proceeding, namely the harmonizing of the FCC's policies of competition and rate integration for the Alaska market and the implementation of a permanent structure for that market, were referred to a Federal-State Joint Board ("Joint Board"), consisting of state utility commissioners and FCC commissioners.

      On May 17, 1993 the Joint Board issued a Tentative Recommendation and Order Inviting Comments. Comments were filed by the various parties, with the Company supporting this Tentative Recommendation. On October 26, 1993, the Joint Board made its Final Recommended Decision, rejecting the market structure plans previously advanced by Alascom and AT&T and, instead, recommended a market structure based on that set forth in the Tentative Recommendation.

      The Final Recommended Decision proposes to end the AT&T/Alascom Joint Services Arrangement ("JSA") on September 1, 1995, subject to the adoption and implementation of certain transition mechanisms. These include requiring AT&T to provide interstate MTS/WATS between Alaska and the other 49 states at integrated rates and under terms and conditions applicable to AT&T's services in the rest of the country. After the JSA is terminated, Alascom could offer interstate MTS/WATS independently from AT&T, under its own tariff and with no obligation to charge AT&T's integrated rates. During a four year transition, AT&T would be required to purchase services from Alascom to meet its MTS/WATS obligations. For the first one and one-half years AT&T would obtain such services under the continued JSA. For the remaining two and one-half years, after the termination of the JSA, AT&T would be required to purchase a declining amount of service from Alascom, with this obligation declining to zero at the end of this second phase.

      Final FCC action on the Joint Board's Final Recommended Decision, took place on May 19, 1994, and is contained in its Memorandum Opinion and Order, released May 19, 1994. In the Memorandum Opinion and Order, the FCC adopted the provisions of the Final Recommended Decision and set the termination of the JSA to be effective January 1, 1996. AT&T/Alascom has filed an appeal of the Memorandum Opinion and Order.

      On October 17, 1994, Pacific Telecom, Inc. ("PTI") announced a definitive agreement to sell the stock of Alascom to AT&T, subject to certain conditions, including state and federal regulatory approvals. AT&T, PTI and Alascom filed for such approvals before the FCC and the APUC on December 15, 1994, alleging that the buyout would further the Joint Board objectives and fulfill the provisions of the FCC Order. The Company participated fully in both transfer proceedings. The buyout was approved, with conditions, by the APUC on March 31, 1995 and the FCC on August 2, 1995.

      In the normal course of the Company's operations, it is involved in legal and regulatory matters before the FCC and the APUC. While management does not anticipate abrupt changes in the competitive structure of the Alaska market, no assurances can be given that such changes will not occur and that such changes would not be materially adverse to the Company.

Recent Developments

      The Company announced March 15, 1996 that it has signed letters of intent to acquire three Alaska cable companies that offer cable television service to more than 101,000 subscribers serving 74 percent of households throughout the state of Alaska. The Company intends to acquire Prime Cable of Alaska, Alaska Cablevision, Inc. of Kirkland, Washington and Alaskan Cable Network. Prime Cable operates the state's largest cable television system including stations in Anchorage, Bethel, Kenai and Soldotna, Alaska. Alaska Cablevision owns and operates cable stations in Petersburg, Wrangell, Cordova, Valdez, Kodiak, Homer, Seward, Nome and Kotzebue, Alaska. Alaskan Cable Network operates stations in Fairbanks, Juneau, Ketchikan and Sitka, Alaska. This acquisition will allow the Company to integrate cable services to bring more information not only to more customers, but in a manner that is quicker, more efficient and more cost effective than ever before. The purchase will facilitate consolidation of the cable operations and will provide a platform for developing new customer products and services over the next several years.

      The total purchase price is $280.7 million. According to terms of the letters of intent, GCI will issue 16.3 million shares of Class A Common stock to the owners of the three cable companies valued at $105.7 million. The balance of the purchase will be provided by approximately $175 million of bank financing. Additional capital will be provided from the sale of 2 million shares of GCI's Class A Common Stock to MCI Telecommunications Corporation for $6.50 per share.

      Definitive agreements are expected to be finalized in April 1996 at which time GCI will apply to the APUC to transfer the licenses of the cable companies. Once all regulatory approvals are granted, the cable companies will be consolidated into a single organization owned by the Company.

Employees

      GCC and affiliated companies employ approximately 435 persons as of February 20, 1996 in operations, engineering, marketing, network services, customer and operator services, data processing, billing, accounting, and administration. GCC and affiliated companies are not parties to any union contracts with their employees. In general, relations with employees have been satisfactory.

Environmental Regulations

      The Company and its subsidiaries may undertake activities which, under certain circumstances may affect the environment. Accordingly, they are subject to federal, state, and local regulations designed to preserve or protect the environment. The FCC, the Bureau of Land Management, the U.S. Forest Service, and the National Park Service are required by the National Environmental Policy Act of 1969 to consider the environmental impact prior to the commencement of facility construction. Management believes that compliance with such regulations has no material effect on the Company's consolidated operations. The principal effect of Company facilities on the environment would be in the form of construction of the facilities at various locations in Alaska. Company facilities have been constructed in accordance with federal, state, and local building codes and zoning regulations whenever and wherever applicable. Some of the facilities may be on lands which may be subject to state and federal wetland regulation.

      Uncertainty as to the applicability of environmental regulations is caused in major part by the federal government's decision to consider a change in the definition of wetlands, however, none of the Company's facilities has been constructed in areas which are subject to flooding, tsunami's, etc. and as such are most likely to fall outside any new wetland designation. Most of the Company's facilities are on lands leased by the Company, and, with respect to all of these facilities, the Company is unaware of any violations of lease terms or federal, state or local regulations pertaining to preservation or protection of the environment.

Foreign and Domestic Operations and Export Sales

      Although the Company has several agreements to facilitate the origination and termination of international toll traffic, it has neither foreign operations nor export sales. The Company conducts operations throughout the western contiguous United States, Alaska and Hawaii and believes that any subdivision of its operations into distinct geographic areas would not be meaningful. Revenues associated with international toll traffic were $5,643,000, $4,427,000 and $3,734,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Backlog of Orders and Inventory

      As of December 31, 1995 and 1994, the Company's systems sales and service industry segment had a backlog of equipment sales orders of approximately $258,000 and $608,000, respectively. The decrease in backlog as of December 31, 1995 can be attributed primarily to faster completion of outstanding sales orders in 1995. The Company expects that all of the orders in backlog at the end of 1995 will be delivered during 1996.

Patents, Trademarks and Licenses

      Neither GCI nor its affiliates hold patents, trademarks, franchises or concessions. The Communications Act of 1934 gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communication. The Company through its message and data transmission services industry segment holds licenses for its satellite and microwave transmission facilities for provision of its telecommunication services. The Company acquired a license for use of a

30 megahertz block of spectrum for provision of PCS services in Alaska. The Company's operations may require additional licenses in the future.

Other

      GCC has filed FCC tariffs for its international service, interstate domestic services, and domestic operator services.

      Each tariff contains the rates and other contractual terms applicable to customers who purchase the services covered by the tariff. In accord with the FCC's deregulatory approach with respect to non-dominant carriers, tariffs and tariff revisions filed by such carriers routinely become effective without intervention by the FCC or third parties.

      The State of Alaska has the authority to regulate telecommunications that originate and terminate within the state. In 1990 the State legislature introduced intrastate competition in Alaska. Subsequently, the APUC developed regulations that allow for the certification of additional carriers for such intrastate telecommunications and, to varying degrees, requires filing of tariffs and regulation of the rates for such services. Under the APUC's current policy and regulations, all certified carriers are required to file tariffs for the provision of intrastate services. When filing for a rate increase, the dominant carrier is required to file an accompanying rate case. Non-dominant carriers are not rate regulated. Tariff revisions filed by non-dominant carriers routinely become effective without intervention by the APUC or third parties. Tariffs can be filed or revised on 30 days notice.

      On March 15, 1996 the Company filed a tariff with the APUC requesting approval for provision of local services based on the terms of the Telecommunications Act of 1996 which, in part, requires local exchange carriers to open up their networks and allow resale of their services. Once APUC approval is obtained, the Company intends to offer local services through its facilities or resale of local exchange carrier facilities.

      No material portion of the businesses of the Company is subject to renegotiation of profits or termination of contracts at the election of the federal government.

Item 2.  PROPERTIES

      The Company leases its message and data transmission services industry segment's executive, corporate and administrative facilities in Anchorage, Fairbanks and Juneau, Alaska. GCC owns a 49 percent interest in an earth station located on Adak Island in Alaska. GCC's message and data transmission services segment owns properties and facilities including satellite earth stations, and distribution, transportation and office equipment. Additionally, GCC acquired in December 1992, access to capacity on an undersea fiber optic cable from Seward, Alaska to Pacific City, Oregon.

      The Company's systems sales and service industry segment occupies space in the buildings housing its executive offices and operating facilities in Anchorage, Fairbanks and Juneau, Alaska, and Seattle, Washington. Facilities in Fairbanks and Juneau, Alaska, and Seattle, Washington are occupied under short-term operating lease agreements. The Anchorage property is leased pursuant to a 15 year capital lease agreement.

      The undersea fiber optic cable capacity is owned subject to an outstanding mortgage. Substantially all of the Company's properties secure its senior credit agreement. See Note 5 to the Consolidated Financial Statements in Item 8 for further discussion.

      The two wideband transponders the Company owned reached the end of their expected useful life in August, 1994, at which time the Company leased temporary replacement capacity. The Company leased replacement transponder capacity subsequent to a transition period utilizing four C band transponders on AT&T's Telstar 303 satellite. The lease expires June 1996. The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The agreement provides for interim the interim lease of transponder capacity from June 1996 through the delivery of the purchased transponders as early as the fourth quarter of 1997. The amount of the down payment required in 1996 and the balance payable upon delivery of the transponders are dependent upon a number of factors including the number of transponders required and the timing of their delivery and acquisition. The Company does not expect the down payment to exceed $10.1 million and the remaining balance payable coinciding with a staged delivery to exceed $46 million. The Company amended its existing senior credit facility and provided a letter of credit to accommodate the payment in 1996 and expects to further amend or refinance its credit agreement to fund its remaining commitment.

      The  Company's   operating,   executive,   corporate  and   administrative
properties are in good condition. The Company considers its properties suitable and adequate for its present needs and are being fully utilized.

Item 3.  LEGAL PROCEEDINGS

      Neither the Company or any if its subsidiaries is a party to any material pending legal proceedings. Neither the Company's property nor that of any if its subsidiaries is subject to any material pending legal proceedings.

      The Company and its subsidiaries are a party to various claims and pending litigation as part of the normal course of business. In the opinion of management, the disposition of these matters is not expected to have a material adverse effect on the Company's financial statements. Neither the Company's property nor that of any if its subsidiaries is subject to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of stockholders of the Company during the fourth quarter of 1995.

                                    PART II


Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

Market Information for Common Stock

      Shares of the  Company's  Class A common  stock are  traded on the  Nasdaq
National  Market tier of the Nasdaq Stock Market under the symbol GNCMA.  Shares of the Company's Class B common stock are traded on the Over-the-Counter market.
The Company's  Class B common stock is  convertible  into the Company's  Class A common stock.  The  following  table sets forth the high and low sales price for the above-mentioned common stock for the periods indicated.  The prices, rounded up to the nearest  eighth,  represent  prices  between  dealers,  do not include retail  markups,  markdowns,  or commissions,  and do not necessarily  represent actual transactions.
                                                       Class A                               Class B
                                          -----------------------------------   -----------------------------------
                                                High               Low                High              Low
                                                ----               ---                ----              ---
1994:
     First Quarter                               5 7/8           4 1/8               5 7/8             4 1/8
     Second Quarter                              4 5/8           3 1/8               4 5/8             3 1/8
     Third Quarter                               5               3 1/2               5                 3 1/2
     Fourth Quarter                              5               4 1/8               5                 4 1/8

1995:
     First Quarter                               4 5/8           3 3/4               4 5/8             3 3/4
     Second Quarter                              4 1/4           3 7/8               4 1/4             3 7/8
     Third Quarter                               4 1/8           3 1/4               4 1/8             3 1/4
     Fourth Quarter                              5 1/8           3 3/4               5 1/8             3 3/4

Holders

      As of March 5, 1996 there were approximately 1,830 holders of record of the Company's Class A common stock and approximately 750 holders of record of the Company's Class B common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

Dividends

      The Company has never paid cash dividends on its Class A or Class B common stock and has no present intention of doing so. Payment of cash dividends in the future, if any, will be determined by the Company's Board of Directors in light of the Company's earnings, financial condition and other relevant considerations. GCC's existing bank loan agreements contain provisions that prohibit payment of dividends, other than stock dividends (see note 5(a) to the financial statements included in Part II of this Report).

Item 6.     SELECTED FINANCIAL DATA

      The following table presents selected historical  information  relating to financial condition and results of operations over the past five years.
                                                                                  Years ended December 31,
                                                                 -------------------------------------------------------
                                                                      1995       1994       1993       1992       1991
                                                                      ----       ----       ----       ----       ----
                                                                       (Amounts in thousands except per share amounts)
Revenues                                                          $129,279    116,981    102,213     96,499     75,522
Net earnings (loss) before income taxes                            $12,601     11,681      6,715      1,524     (1,422)
Net earnings (loss)                                                 $7,502      7,134      3,951        890     (1,092)
Earnings (loss) per share                                            $0.31       0.30       0.17       0.02      (0.12)
Total assets                                                       $84,765     74,249     71,610     72,351     70,167
Long-term debt, including current portion 1                         $9,980     12,554     20,823     37,235     24,850
Obligations under capital leases, including current portion  2      $1,047      1,297      1,522      1,720     10,975
Preferred stock 3                                                       $0          0          0      3,282      3,282
Total stockholders' equity 4                                       $43,016     35,093     27,210     14,870     13,554
Dividends declared per Common share 5                                $0.00       0.00       0.00       0.00       0.00
Dividends declared per Preferred share 6                             $0.00       0.00       0.44       1.78       1.69

1 The Company exercised the purchase option described in footnote (2) below in December 1992 to acquire capacity on a fiber optic undersea cable from Seward, Alaska to Pacific City, Oregon. Long term debt associated with this purchase is recorded in long-term debt and current portion of long-term debt in the Consolidated Financial Statements included in Part II of this Report.
2 The Company entered into a capital lease agreement in May 1991 for access to capacity on an undersea fiber optic cable from Seward, Alaska to Pacific City, Oregon. The lease term was ten years with monthly payments including maintenance of approximately $230,000 per month commencing August 22, 1991, the date the fiber optic cable became operational. The Company had an option expiring December 31, 1992 to purchase the leased capacity for
     $10.12 million, less the prior six month's lease payments, excluding maintenance. The lease was capitalized in 1991 at the underlying asset's fair market value and the related obligation was recorded in the Company's Consolidated Financial Statements.
3 In January, 1991, the Company sold 347,047 shares of non-voting Series A 15% Convertible Cumulative Preferred Stock to WestMarc Communications, Inc. for $9.5088 per share. The preferred stock accrued dividends on each share in cash or stock at the Company's discretion. The accrued dividends were payable semi-annually at the rate of 15% per annum if paid in cash or at the rate of 18.75% if paid in Class B Common Stock. Pursuant to an agreement with WestMarc Communications, Inc. the Company acquired and retired the preferred stock in 1993.
4 The 1993 increase in stockholders' equity is primarily attributed to the Company's issuance of common stock to MCI.
5 The Company has never paid a cash dividend on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company intends to retain its earnings, if any, for the development of its business. Payment of cash dividends in the future, if any, will be determined by the board of directors of the Company in light of the Company's earnings, financial condition, credit agreements and other relevant considerations. The Company's existing bank loan agreements contain provisions that prohibit payment of dividends, other than stock dividends, as further described in Note (5)(a) to the financial statements included in Part II of this Report.
6 The Company declared and issued stock dividends of approximately 304,000 and 286,000 shares of Class B Common Stock in 1992 and 1991, respectively, and paid dividends totaling $153,000 in 1993 on its non-voting Series A 15% Convertible Cumulative Preferred Stock.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      Year ended December 31, 1995 ("1995"), compared with year ended December 31, 1994 ("1994"), compared with year ended December 31, 1993 ("1993").

      The Company's liquidity (ability to generate adequate amounts of cash to meet the Company's need for cash) was affected by a net increase in the Company's cash and cash equivalents of $2.4 million from 1994 to 1995. Sources of cash in 1995 included the Company's operating activities which generated positive cash flow of $14.3 million net of changes in the components of working capital, proceeds from the sale of investment securities held for sale totaling $832,000, repayments of notes receivable totaling $184,000, and proceeds from the issuance of common stock of $82,000. Uses of cash during 1995 included repayment of $2.8 million of long-term borrowings and capital lease obligations, investment of $8.9 million in distribution and support equipment, and payment of the final installment for a PCS spectrum license totaling approximately $521,000.

      Net receivables increased $4.8 million from 1994 to 1995 resulting from increased sales and receipt of a payment from a major customer in January 1996, beyond the cutoff date for recording in the current year.

      Payments of approximately $1.9 million of accrued payroll and payroll related obligations resulted in reduced balances at 1995 as compared to 1994.

      Working capital totaled $5.1 million and $1.8 million at December 31, 1995 and 1994, respectively. Working capital generated by operations exceeded expenditures for property, equipment and other assets, repayment of long-term borrowings and capital lease obligations, and the additional investment in the PCS license resulting in the $3.3 million increase at December 31, 1995 as compared to 1994.

      Cash flow from operating activities, as depicted in the Consolidated Statements of Cash Flows, decreased $4.2 million in 1995 as compared 1994. Cash flow generated from operating activities was reduced by payment of current obligations. Cash flow from operating activities increased $6.8 million during 1994 as compared to 1993 primarily as a result of revenue growth and decreased distribution costs as a percentage of revenues as further described below.

      The Company's expenditures and other additions to property and equipment totaled $8.9 million, $10.6 million, and $5.7 million during 1995, 1994 and 1993, respectively. Management's capital expenditures plan for 1996 includes approximately $30 to $50 million in capital necessary to pursue strategic initiatives, to maintain the network and to enhance transmission capacity to meet projected traffic demands.

      The two wideband transponders the Company owned reached the end of their expected useful life in August, 1994, at which time the Company leased replacement capacity. The cost of the leased capacity contributed to an increase in distribution costs during 1995 as compared to 1994. The existing leased capacity is expected to meet the Company's requirements until such time that capacity is available pursuant to the terms of a new long-term agreement described below.

      The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The amount of the down payment required in 1996 and the balance payable upon delivery of the transponders as early as the fourth quarter of 1997 are dependent upon a number of factors including the number of transponders required and the timing of their delivery and acquisition. The Company does not expect the down payment to exceed $10.1 million and the remaining balance payable coinciding with a staged delivery to exceed $46 million. The Company amended its existing senior credit facility to provide a letter of credit to accommodate the required down payment in 1996 and expects to further amend or refinance its credit agreement to fund its remaining commitment.

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

      The FCC concluded an auction of spectrum to be used for the provision of PCS in March, 1995. The Company was named by the FCC as the high bidder for one of the two 30 megahertz blocks of spectrum, with Alaska statewide coverage. Acquisition of the license for a cost of $1.65 million will allow GCI to introduce new PCS services in Alaska. The Company began developing plans for PCS deployment in 1995 with limited technology service trials planned for 1996 and service to be offered as early as 1997 or 1998. Expenditures for PCS deployment could total $50 to $100 million over the next 10 year period. The estimated cost for PCS deployment is expected to be funded through income from operations and additional debt and perhaps, equity financing. The Company expects to arrange additional debt financing capacity in 1996. The Company's ability to deploy PCS services will be dependent on its available resources.

      Expenditures of approximately $2.5 million were made in 1994 developing new DAMA satellite communication technology. A four-module demonstration system was constructed in 1994 and was integrated into the Company's telecommunication network in 1995. Existing satellite technology relies on fixed channel assignments to a central hub. DAMA technology assigns satellite capacity on an as needed basis. The digital DAMA system allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality.

      The Company obtained the necessary APUC and FCC approvals waiving current prohibitions against construction of competitive facilities in rural Alaska, allowing for deployment of DAMA technology in 56 sites in rural Alaska on a demonstration basis. Construction and deployment will occur in 1996, with services expected to be provided during the fourth quarter of 1996. Construction and deployment costs are expected to total $18 to $20 million, and are expected to be funded through a combination of cash generated from operations and bank financing.

      The Company announced March 15, 1996 that it has signed letters of intent to acquire three Alaska cable companies that offer cable television service to more than 101,000 subscribers serving 74 percent of households throughout the state of Alaska. The Company intends to acquire Prime Cable of Alaska, Alaska Cablevision, Inc. of Kirkland, Washington and Alaskan Cable Network. Prime Cable operates the state's largest cable television system including stations in Anchorage, Bethel, Kenai and Soldotna, Alaska. Alaska Cablevision owns and operates cable stations in Petersburg, Wrangell, Cordova, Valdez, Kodiak, Homer, Seward, Nome and Kotzebue, Alaska. Alaskan Cable Network operates stations in Fairbanks, Juneau, Ketchikan and Sitka, Alaska. This acquisition will allow the Company to integrate cable services to bring more information not only to more customers, but in a manner that is quicker, more efficient and more cost effective than ever before. The purchase will facilitate consolidation of the cable operations and will provide a platform for developing new customer products and services over the next several years.

      The total purchase price is $280.7 million. According to terms of the agreements, GCI will issue 16.3 million shares of Class A Common stock to the owners of the three cable companies valued at $105.7 million. The balance of the purchase will be provided by approximately $175 million of bank financing. Additional capital will be provided from the sale of 2 million shares of GCI's Class A Common Stock to MCI Telecommunications Corporation for $6.50 per share.

      Definitive agreements are expected to be executed in April 1996 at which time GCI will apply to the APUC to transfer the licenses of the cable companies. Once all regulatory approvals are granted, the cable companies will be consolidated into a single organization owned by the Company.

      Management expects that cash flow generated by the Company will be sufficient to meet no less than the minimum required for maintenance level capital expenditures and scheduled debt repayment. The Company's ability to invest in discretionary capital and other projects will depend upon its future cash flows and access to additional debt and/or equity financing.

      Results of Operations

      Year ended December 31, 1995 ("1995"), compared with year ended December 31, 1994 ("1994"), compared with year ended December 31, 1993 ("1993").

      The Company's message data and transmission services industry segment provides interstate and intrastate long distance telephone service to all communities within the state of Alaska through use of its facilities and interconnect agreements with other carriers. The Company's average rate per minute for message transmission during 1995, 1994, and 1993 was 19.1(cent), 18.6(cent), and 18.2(cent), respectively. Total revenues for 1995 were $129.3 million, an approximate 10.5 percent increase over 1994 revenues of $117.0 million, which revenues increased 14.4 percent over 1993 revenues of $102.2 million. Revenue growth is attributed to the increase in the average rate per minute and to four fundamental factors, as follows:

      (1) Growth in interstate telecommunication services which resulted in billable minutes of traffic carried totaling 465, 415 and 365 million minutes in 1995, 1994 and 1993, respectively, or 83.2, 83.9 and 83.9 percent of total 1995, 1994 and 1993 minutes, respectively.
      (2) Provision of intrastate telecommunication services which resulted in billable minutes of traffic carried totaling 93.4, 79.6 and 70.1 million minutes in 1995, 1994 and 1993, respectively, or 16.8, 16.1, and 16.1 percent of total 1995, 1994 and 1993 minutes, respectively.
      (3) Increases in revenues derived from other common carriers ("OCC") including MCI and Sprint. OCC traffic accounted for $38.8 million or
           30.0 percent, $31.9 million or 27.3 percent, $26.2 million or 25.6 percent of total revenues in 1995, 1994 and 1993, respectively. Both MCI and Sprint are major customers of the Company. Loss of one or both of these customers would have a significant detrimental effect on revenues and on contribution. There are no other individual customers, the loss of which would have a material impact on the Company's revenues or gross profit.
      (4) Increased revenues associated with private line and private network transmission services, which increased 8 percent in 1995 as compared to 1994, increased 6 percent in 1994 as compared to 1993, and increased 8 percent in 1993 as compared to 1992.

      System sales and service revenues totaled $7.2 million, $9.1 million and $8.3 million in 1995, 1994 and 1993, respectively. The decrease in system sales and service revenues is attributed to fewer larger dollar equipment sales orders received during 1995 as compared to 1994 as well as a reduction of the company's outsourcing services provided to the oil field services industry.

      Transmission access and distribution costs, which represent cost of sales for transmission services, amounted to approximately 56.5 percent, 55.4 percent,
58.9 percent of transmission revenues during 1995, 1994 and 1993, respectively. The increase in distribution costs as a percentage of transmission revenues for 1995 as compared to 1994 results primarily from increases in costs associated with the Company's lease of transponder capacity as previously described. The decrease in distribution costs as a percentage of transmission revenues during 1994 as compared to 1993 results from proportionate increases in revenues as compared to costs and decreases in access tariff charges commencing July 1993, offset by increases in costs associated with the Company's lease of
replacement   transponder   capacity  as   previously   described.   Changes  in
distribution costs as a percentage of revenues will occur as the Company's traffic mix changes. The Company is unable to predict if or when access charge rates will change in the future and the impact of such changes on the Company's distribution costs.

      Sales and service cost of sales as a percentage of sales and service revenues amounted to approximately 73.3 percent, 70.4 percent and 65.7 percent during 1995, 1994 and 1993, respectively. Increases in cost of sales as a percentage of sales and service revenues result from reduced margins associated with equipment sales and service contracts.

      Contribution increased 5.3 percent during 1995 as compared to 1994, and increased 22.5 percent during 1994 as compared to 1993. Increases in distribution costs associated with the Company's lease of transponder capacity as previously described reduced the rate of growth in 1995 contribution as compared to 1994. Proportionate decreases in distribution costs during 1994 as compared to 1993 coupled with proportionate increases in revenues during the same period resulted in the 1994 increase.

      Total operating costs and expenses increased 5.7 percent during 1995 as compared to the same period in 1994, and increased 16.5 percent during 1994 as compared to the same period in 1993. 1995 and 1994 increases in operating and engineering, service, sales and communications, and general and administrative costs were necessary to support the Company's expansion efforts and the increase in minutes of traffic carried. During 1995 the Company incurred approximately $450,000 for what is expected to be nonrecurring costs related to breaks in the undersea fiber optic cable and promotion of its new DAMA technology. Additional costs were incurred during the fourth quarter of 1995 attributed to the promotion of the Company's calling plans. Significant marketing, telemarketing, and promotional expenditures were incurred in 1994 to promote the Company's introduction of new services and programs resulting from its strategic alliance with MCI, including MCI's Friend's and Family calling plan, 1-800-COLLECT, PhoneCash prepaid calling cards, and an Amway distributor resale program. Additional general and administrative costs were incurred in 1994 resulting from the Company's performance based bonus and incentive compensation plans which are funded from incremental operating cash flow. Increases in 1994 expenses were offset in part by reductions in bad debt and depreciation and amortization costs. In general, the Company has dedicated additional resources in certain areas to pursue longer term opportunities. It must balance the desire to pursue such opportunities with the need to continue to improve current performance.

      Continuing legal and regulatory costs are, in large part, associated with regulatory matters involving the FCC, the APUC, and the Alaska Legislature.

      Interest expense decreased 25.5 percent during 1995 as compared to 1994 and decreased 31.7 percent during 1994 as compared to 1993. The decreases in interest expense result primarily from reduction in the Company's outstanding indebtedness.

      Income tax expense totaled $5,099,000,  $4,547,000 and $2,764,000 in 1995,
1994 and 1993, respectively, resulting from the application of statutory income tax rates to net earnings before income taxes

      The Company has capital loss carryovers totaling approximately $56,000 which expire in 1997. Tax benefits associated with recorded deferred tax assets, net of valuation allowances, are considered to be more likely than not realizable through taxable income earned in carryback years, future reversals of existing taxable temporary differences, and future taxable income exclusive of reversing temporary differences and carryforwards.

      The Alaska economy is supported in large part by the oil and gas industry. ARCO announced a 715 person downsizing in July 1994. Similar downsizing was announced in 1994 by other companies operating in the oil and gas industry in Alaska for 1995.

      The Alaska economy is also supported by the United States armed services and the United States Coast Guard which maintain bases in Anchorage, Fairbanks, Adak, Kodiak, and other communities in Alaska. The military presence in the state of Alaska provides a significant source of revenues to the economy of the state. The Company provides message telephone services in a variety of ways to the United States government and its armed forces personnel. The Company provides private lines for secured point-to-point data and voice transmission services and long distance services individually to military personnel.

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

      On July 13, 1995, the president approved and Congress subsequently accepted the independent Defense Base Closure and Realignment Commission report to close 79 military bases and downsize 26 others. The commission estimates its list would save $19.3 billion over 20 years, at a cost nationwide of 43,742 military and civilian jobs and 49,823 indirect jobs. Since its first round of action in 1991, the Defense Base Closure and Realignment Commission has claimed more than $5 billion in savings by closing or realigning military bases.

      The following military installations located in Alaska were recommended for closure or realignment in the 1995 report: Fort Greely (realign, estimated loss of 438 military and 286 civilian jobs), Fort Wainwright (realign, estimated gain of 205 military and 56 civilian jobs), NAF Adak (closure, estimated loss of 540 military and 138 civilian jobs).

      The loss of jobs and associated revenues attributed to oil and gas industry and military workforce reductions is not expected to have a material effect on the Company's operations. No assurance can be given that funding for existing military installations in Alaska will not be adversely affected by reprioritization of needs for military installations or federal budget cuts in the future.

      In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instrument" ("SFAS No. 119"). SFAS No. 119 requires disclosures regarding amount, nature and terms of derivative financial instruments, for instance futures, forward, swap and option contracts and other instruments with similar characteristics. The Company anticipates that the adoption of SFAS No. 119 in 1996 will not have a material effect on its consolidated financial statements.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). This statement sets forth new standards for determining when long-lived assets are impaired and requires such impaired assets to be written down to fair value. The Company anticipates that the adoption of SFAS No. 121 in 1996 will not have a material effect on its consolidated financial statements.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. The Company anticipates that the adoption of SFAS No. 123 in 1996 will not have a material effect on its consolidated financial statements.

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


Item 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company are filed under this Item, beginning on Page 23. The financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this Report.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors and Stockholders
General Communication, Inc.:


We have audited the accompanying consolidated balance sheets of General Communication, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Communication, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.





                                             /s/KPMG PEAT MARWICK LLP


Anchorage, Alaska
March 15, 1996

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1995 and 1994

                           ASSETS                                                                                  1995      1994
           ---------------------------------------                                                                 ----      ----
                                                                                                              (Amounts in thousands)
       Current assets:
         Cash and cash equivalents ...........................................................................  $  4,017     1,649
                                                                                                                 -------    ------

         Receivables:
                 Trade .......................................................................................    21,737    17,036
                 Other .......................................................................................       253       221
                                                                                                                 -------    ------
                                                                                                                  21,990    17,257
         Less allowance for doubtful receivables .............................................................       295       409
                                                                                                                 -------    ------
                 Net receivables .............................................................................    21,695    16,848
                                                                                                                 -------    ------

         Prepaid and other current assets ....................................................................     1,566     1,344
         Deferred income taxes, net (note 6) .................................................................       746       884
         Inventory ...........................................................................................       991       674
         Notes receivable (note 3) ...........................................................................       167       200
                                                                                                                 -------    ------

                 Total current assets ........................................................................    29,182    21,599
                                                                                                                 -------    ------

       Property and equipment, at cost (notes 5, 8 and 9)
         Land ................................................................................................        73        73
         Distribution systems ................................................................................    67,434    63,272
         Support equipment ...................................................................................    11,610    10,223
         Property and equipment under capital leases .........................................................     2,030     2,030
                                                                                                                 -------    ------
                                                                                                                  81,147    75,598
         Less amortization and accumulated depreciation ......................................................    33,789    28,085
                                                                                                                 -------    ------
                 Net property and equipment in service .......................................................    47,358    47,513
         Construction in progress ............................................................................     3,096        --
                                                                                                                 -------    ------
                 Net property and equipment ..................................................................    50,454    47,513

       Notes receivable (note 3) .............................................................................       904       767
       Investment securities available for sale (note 4) .....................................................        --       785
       Other assets, at cost, net of amortization ............................................................     4,225     3,585
                                                                                                                 -------    ------

                 Total assets ................................................................................  $ 84,765    74,249
                                                                                                                 =======    ======

      See accompanying notes to consolidated financial statements.

                                       24                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                  (Continued)
        LIABILITIES AND STOCKHOLDERS' EQUITY                                                                   1995        1994
  ---------------------------------------------------                                                          ----        ----
                                                                                                            (Amounts in thousands)
  Current liabilities:
    Current maturities of long-term debt (note 5) .......................................................   $  1,689       1,585
    Current maturities of obligations under
       capital leases (note 9) ..........................................................................        282         249
    Accounts payable ....................................................................................     16,861      11,841
    Accrued payroll and payroll related obligations .....................................................      2,108       4,036
    Accrued liabilities .................................................................................      1,134         711
    Accrued income taxes (note 6) .......................................................................        547         217
    Accrued interest ....................................................................................        132         101
    Deferred revenues ...................................................................................      1,317       1,097
                                                                                                            --------      ------
            Total current liabilities ...................................................................     24,070      19,837

  Long-term debt, excluding current maturities (note 5) .................................................      8,291      10,969
  Obligations under capital leases, excluding
     current maturities (note 9) ........................................................................         26         257
  Obligations under capital leases due to related parties,
     excluding current maturities (note 9) ..............................................................        739         791
  Deferred income taxes, net (note 6) ...................................................................      7,004       6,522
  Other liabilities .....................................................................................      1,619         780
                                                                                                            --------      ------
            Total liabilities ...........................................................................     41,749      39,156
                                                                                                            --------      ------

  Stockholders' equity (notes 2, 6 and 7): Common stock (no par):
            Class A.  Authorized
               50,000,000 shares; issued and
               outstanding 19,680,199 and 19,616,614
               shares at December 31, 1995 and
               1994, respectively .......................................................................     13,912      13,830
            Class B.  Authorized
               10,000,000 shares; issued and
               outstanding 4,175,434 and 4,179,019
               shares at December 31, 1995 and
               1994, respectively .......................................................................      3,432       3,432
    Less cost of 122,611 and 105,111 Class A common
       shares held in treasury at December 31, 1995
       and 1994, respectively ...........................................................................       (389)       (328)
    Paid-in capital .....................................................................................      4,041       3,641
    Retained earnings ...................................................................................     22,020      14,518
                                                                                                            --------      ------
            Total stockholders' equity ..................................................................     43,016      35,093
                                                                                                            --------      ------
  Commitments, contingencies and subsequent
     event (notes 9, 11 and 12)
            Total liabilities and stockholders' equity ..................................................   $ 84,765      74,249
                                                                                                            ========      ======

  See accompanying notes to consolidated financial statements

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1995, 1994 and 1993


                                                                                                     1995         1994         1993
                                                                                                     ----         ----         ----
                                                                                     (Amounts in thousands except per share amounts)
Revenues (note 8):
  Transmission services .....................................................................   $ 120,005      105,789       91,838
  Systems sales and service .................................................................       7,193        9,138        8,299
  Other .....................................................................................       2,081        2,054        2,076
                                                                                                 --------      -------      -------

         Total revenues .....................................................................     129,279      116,981      102,213

Cost of sales ...............................................................................      70,221       60,896       56,437
                                                                                                 --------      -------      -------

         Contribution .......................................................................      59,058       56,085       45,776
                                                                                                 --------      -------      -------
Operating costs and expenses:
   Operating and engineering ................................................................       9,182        7,607        5,588
   Service ..................................................................................       2,793        4,751        3,798
   Sales and communications .................................................................       9,865        7,040        4,992
   General and administrative ...............................................................      14,492       14,788       13,037
   Legal and regulatory .....................................................................       1,540        1,334        1,372
   Bad debt .................................................................................       1,459          829        1,207
   Depreciation and amortization ............................................................       6,223        6,739        6,978
                                                                                                 --------      -------      -------

         Total operating costs and expenses .................................................      45,554       43,088       36,972
                                                                                                 --------      -------      -------

         Operating income (note 8) ..........................................................      13,504       12,997        8,804
                                                                                                 --------      -------      -------
Other income (expense):
   Interest expense (notes 2 and 5) .........................................................      (1,146)      (1,539)      (2,254)
   Interest income ..........................................................................         243          223          165
                                                                                                 --------      -------      -------

         Total other income (expense) .......................................................        (903)      (1,316)      (2,089)
                                                                                                 --------      -------      -------

         Earnings before income taxes ........................................................      12,601       11,681        6,715

Income tax expense (notes 2 and 6) ..........................................................      (5,099)      (4,547)      (2,764)
                                                                                                 --------      -------      -------

         Net earnings ........................................................................  $    7,502        7,134        3,951
                                                                                                 =========     ========     ========

         Net earnings per common share ......................................................   $     .31          .30          .17
                                                                                                 =========     ========     ========

     See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1995, 1994 and 1993
                                                            Shares of                  Class A   Class B  Class A
                                                           Common Stock     Preferred  Common    Common Shares Held Paid-in Retained
                                                         Class A    Class B    Stock    Stock     Stock in Treasury Capital Earnings
                                                       (Amounts in thousands)                     (Amounts in thousands)
Balances at December 31, 1992 .........................   12,639     2,853    $3,282     2,430    1,210     (328)    4,690    3,586

Net earnings ..........................................       --        --        --        --       --       --        --    3,951
Class B shares converted to Class A ...................       15       (15)       --        --       --       --        --       --
Tax effect of excess stock compensation
  expense for tax purposes over amounts
  recognized for financial reporting purposes .........       --        --        --        --       --      514        --       --
Retirement of shares ..................................     (562)   (3,282)     (359)       --       --   (1,987)       --
Preferred stock dividend paid .........................       --        --        --        --       --       --        --     (153)
Shares issued under stock option plan .................      118        --        --       124       --       --        --       --
Shares issued and issuable under
  officer  stock option agreements ....................      539        --        --       385       --       --        35       --
Shares issued, net of associated costs ................    6,252     1,276        --    10,890    2,222       --        --       --
                                                          ------     -----     -----    ------    -----   ------     -----   ------

Balances at December 31, 1993 .........................   19,001     4,114        --    13,470    3,432     (328)    3,252    7,384
Net earnings ..........................................       --        --        --        --       --       --        --    7,134
Class B shares converted to Class A ...................        9        (9)       --        --       --       --        --       --
Tax effect of excess stock compensation
  expense for tax purposes over amounts
  recognized for financial reporting purposes .........       --        --        --        --       --      371        --       --
Shares issued under stock option plan .................       37        --        --        96       --       --        --       --
Shares issued under warrant agreement, net ............      254        --        --       185       --       --        --       --
Shares issued and issuable under
  officer stock option agreements .....................      316        74        --        79       --       --        18       --
                                                          ------     -----     -----    ------    -----   ------     -----   ------

Balances at December 31, 1994 .........................   19,617     4,179 $      --    13,830    3,432     (328)    3,641   14,518
Net earnings ..........................................       --        --        --        --       --       --        --    7,502
Class B shares converted to Class A ...................        3        (3)       --        --       --       --        --       --
Tax effect of excess stock compensation
  expense for tax purposes over amounts
  recognized for financial reporting purposes .........       --        --        --        --       --      397        --       --
Shares purchased and held in Treasury .................       --        --        --        --       --      (61)       --       --
Shares issued under stock option plan .................       40        --        --        82       --       --        --       --
Shares issued and issuable under
  officer stock option agreements .....................       20        --        --        --       --       --         3       --
                                                          ------     -----     -----    ------    -----   ------     -----   ------

Balances at December 31, 1995 .........................   19,680     4,176    $   --    13,912    3,432     (389)    4,041   22,020
                                                          ======     =====     =====    ======    =====   =======    ======  =======

See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1995, 1994 and 1993

                                                                                  1995         1994       1993
                                                                                  ----         ----       ----
                                                                                      (Amounts in thousands)
                    Cash flows from operating activities:
                      Net earnings .........................................   $  7,502       7,134       3,951
                      Adjustments to reconcile net earnings
                        to net cash provided by operating activities:
                            Depreciation and amortization ..................      6,223       6,739       6,978
                            Deferred income tax expense ....................      1,017       1,588       1,136
                            Deferred compensation and compensatory
                              stock options ................................        433         343         183
                            Disposals of property and equipment ............        170          --          --
                            Bad debt expense, net of write-offs ............       (114)       (312)         46
                            Other noncash income and expense items .........        354         (36)          7
                      Change in operating assets and
                        liabilities (note 2) ...............................     (1,307)      3,063        (591)
                                                                               --------     -------      ------
                            Net cash provided by operating activities ......     14,278      18,519      11,710
                                                                               --------     -------      ------

                    Cash flows from investing activities:
                     Purchases of property and equipment ...................     (8,938)    (10,604)     (5,744)
                     Cash received from disposal of property and equipment .         --          --         105
                      Purchases of other assets including long-term deposits       (934)     (1,110)       (303)
                      Proceeds from the sale of available for sale security         832          --          --
                      Notes receivable issued ..............................       (251)       (339)       (602)
                      Payments received on notes receivable ................        184          10         964
                      Restricted cash investments ..........................         --         684       2,268
                                                                               --------     -------      ------
                            Net cash used in investing activities ..........     (9,107)    (11,359)     (3,312)
                                                                               --------     -------      ------

                    Cash flows from financing activities:
                      Long-term borrowings .................................         --          --      10,000
                      Repayments of long-term borrowings and
                        capital lease obligations ..........................     (2,824)     (8,494)    (26,610)
                      Proceeds from common stock issuance ..................         82         360      13,641
                      Purchase of treasury stock ...........................        (61)         --          --
                      Disbursements to retire common and
                         preferred stock ...................................         --          --      (5,627)
                      Dividends paid on preferred stock ....................         --          --        (153)
                                                                               --------     -------      ------
                            Net cash used by financing activities ..........     (2,803)     (8,134)     (8,749)
                                                                               --------     -------      ------

                      Net increase (decrease) in cash and cash equivalents .      2,368        (974)       (351)

                    Cash and cash equivalents at beginning of year .........      1,649       2,623       2,974
                                                                               --------     -------      ------

                    Cash and cash equivalents at end of year ...............   $  4,017       1,649       2,623
                                                                               ========     =======      ======

      See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      (l)  Summary of Significant Accounting Principles

           (a)  General

           General Communication, Inc. ("GCI"), an Alaska corporation, was incorporated in 1979. GCI Communication Corp. ("GCC") , an Alaska corporation, is a wholly owned subsidiary of GCI and was incorporated in 1990. GCI Network Systems, Inc. ("Network Systems"), formerly
           Transalaska Network Systems, Inc., an Alaska corporation, was a wholly-owned subsidiary of GCC and was incorporated in 1988. Effective December 31, 1993 Network Systems operations were merged into GCC. Both GCC and Network Systems operations continue to be provided by the surviving corporation, GCC, subsequent to the merger. GCI Communication Services, Inc. ("Communication Services"), an Alaska corporation, is a wholly-owned subsidiary of GCI and was incorporated in 1992. GCI Leasing Co., Inc. ("Leasing Company"), an Alaska corporation, is a wholly-owned subsidiary of Communication Services and was incorporated in 1992. GCI and GCC are engaged in the transmission of interstate and intrastate private line and switched message long distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries. GCC also provides northbound services to certain common carriers terminating traffic in Alaska and sells and services dedicated communications systems and related equipment. Communication Services provides private network point-to-point data and voice transmission services between Alaska, Hawaii and the western contiguous United States. Leasing Company owns and leases capacity on an undersea fiber optic cable used in the transmission of interstate private line and switched message long distance services between Alaska and the remaining United States and foreign countries.

           (b)  Principles of Consolidation

           The consolidated financial statements include the accounts of GCI, its wholly-owned subsidiaries GCC and Communication Services, and Communication Services wholly owned subsidiary Leasing Company. All significant intercompany balances and transactions have been eliminated in consolidation.

           (c)  Net Earnings Per Common Share

           Primary  earnings  per common  share are  determined  by dividing net earnings  (after  deducting  preferred stock dividends of $153,000 in
           1993) by the weighted number of common and common  equivalent  shares outstanding:
                                                   1995              1994             1993
                                                   ----              ----             ----
                                                                (in thousands)
                Weighted average common
                  shares outstanding              23,723            23,199           21,085
                Common equivalent shares
                  outstanding                        703               884            1,243
                                                  ------            ------           ------

                                                  24,426            24,083           22,328
                                                  ======            ======           ======

           The difference between shares for primary and fully diluted earnings per share was not significant in any period presented.

                                       29                           (Continued)

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

           (f)  Property and Equipment

           Property and equipment is stated at cost. Construction costs of transmission facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. Construction in progress represents distribution systems and support equipment not placed in service at December 31, 1995; management intends to place this equipment in service during 1996.

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

           (g)  Marketable Securities

           Effective January 1, 1994, GCI and subsidiaries ("the Company") adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities when purchased, are classified in either the trading account securities portfolio, the securities available for sale portfolio, or the securities held to maturity portfolio. Securities are classified as trading account securities when the intent is profit maximization through market appreciation and resale. Securities are classified as available for sale when management intends to hold the securities for an indefinite period of time. Securities are classified as held to maturity when it is management's intent to hold these securities until maturity.

           Unrealized gains or losses on securities available for sale are excluded from earnings and reported as a net amount in a separate component of stockholders' equity. There was no cumulative effect on the financial statements from the adoption of SFAS No. 115. Securities available for sale are stated at fair market value which approximates cost.

           (h)  Other Assets

           Other assets, excluding deferred loan costs and goodwill, are recorded at cost and are amortized on a straight-line basis over 2 to 15 years. Deferred loan costs are recorded at cost and are amortized on a straight-line basis over the life of the associated loan.

           Goodwill totaled approximately $1,286,000 and $1,387,000 at December 31, 1995 and 1994, respectively, net of amortization of approximately $697,000 and $596,000,

                                       30                           (Continued)
           respectively. Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over twenty years.

           (i)  Revenue From Services and Products

           Revenues generated from long distance telecommunication services are recognized when the services are provided. Revenues from the sale of equipment are recognized at the time the equipment is delivered or installed. Service revenues are derived primarily from maintenance contracts on equipment and are recognized on a prorated basis over the term of the contract. Other revenues are recognized when the service is provided.

           (j)  Interest Expense

           Interest costs incurred during the construction period of significant capital projects are capitalized. Interest capitalized by the Company totaled $112,000 during the year ended December 31, 1995.

           (k)  Income Taxes

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

           Effective January 1, 1993, the Company adopted SFAS No. 109. The adjustment required for this change in accounting for income taxes was recorded in the first quarter of 1993 and resulted in increases in current deferred tax assets and net long-term deferred tax liabilities, and provision of a valuation allowance for deferred tax assets. No cumulative effect adjustment to the Company's consolidated statement of operations was required.

           (l)  Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           (m)  Reclassifications

           Reclassifications have been made to the 1994 financial statements to make them comparable with the 1995 presentation.

                                       31                           (Continued)

(2)        Consolidated Statements of Cash Flows Supplemental Disclosures

           For purposes of the Statement of Cash Flows, the Company's cash equivalents includes cash and all invested assets with original maturities of less than three months.

           Changes  in  operating   assets  and   liabilities   consist  of  (in
           thousands):
           Year ended December 31,                                     1995              1994             1993
                                                                       ----              ----             ----
           (Increase) decrease in trade receivables               $  (4,701)               63           (2,287)
           (Increase) decrease in other receivables                     (32)              (91)             535
           (Increase) decrease in prepaid and other
              current assets                                           (222)              312             (477)
           (Increase) decrease in inventory                            (317)              (38)              70
           Decrease in income taxes receivable                          ---               ---               17
           Increase in accounts payable                               5,020             1,434              621
           Increase (decrease) in accrued liabilities                   423               195              (64)
           Increase (decrease) in accrued payroll
              and payroll related obligations                        (1,928)            1,238              857
           Increase in accrued income taxes                             330               163               54
           Increase (decrease) in accrued interest                       31                14              (43)
           Increase (decrease) in deferred revenues                     220               (90)             126
           Decrease in components of other liabilities                (131)              (137)             ---
                                                                   --------             -----           ------

                                                                  $  (1,307)            3,063             (591)
                                                                   =========            =====           ======

           Income  taxes paid  totaled  $3,752,000,  $2,796,000  and  $1,558,000 during 1995, 1994 and 1993, respectively.

           Interest  paid  totaled  approximately  $1,227,000,   $1,525,000  and
           $2,297,000 during 1995, 1994 and 1993, respectively.

           The Company  recorded  $397,000,  $371,000 and $514,000 in 1995, 1994 and 1993, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.


                                       32                           (Continued)

(3)        Notes Receivable

           A summary of notes receivable follows:
                                                                                         December 31,
                                                                                    1995              1994
                                                                                    ----              ----
                                                                                    (Amounts in thousands)
           Note receivable from officer bearing interest at the rate paid by the
            Company  on its senior  indebtedness,  secured by GCI Class A common stock,  due on the 90th day after  termination of employment or July
            30, 1998,whichever is earlier.                                       $   500               500

           Note  receivable  from officer  bearing  interest at 10%,  secured by
            Company  stock;  payable  in equal  annual  installments  of $36,513
            through August 26, 2004.                                                 224               224

           Notes  receivable from officers and others bearing  interest at 7% to
           10%,  unsecured and secured by Company common stock,  shares of other common stock and equipment; due September 20, 1996
           through August 26, 2004.                                                  261               194
                                                                                  ------             -----

              Total notes receivable                                                 985               918

              Less current portion                                                  (167)             (200)

              Plus long-term accrued interest                                         86                49
                                                                                  ------             -----

                                                                                 $   904               767
                                                                                  ======             =====

(4)        Investment Securities Available for Sale

           As of January 1, 1994 the Company adopted SFAS No. 115. Accordingly, the Company's marketable equity securities have been classified as available for sale securities and are reported at fair market value which approximate cost at December 31, 1994. The Company held no trading account investment securities or available for sale securities at December 31, 1995.


                                       33                           (Continued)

(5)        Long-term Debt

           Long-term debt is summarized as follows:
                                                             December 31,
                                                         --------------------
                                                         1995            1994
                                                         ----            ----
                                                        (Amounts in thousands)
                    Credit Agreement (a)             $  1,000           2,000

                    Undersea Fiber and Equipment
                      Loan Agreement (b)                8,271           9,500

                    Financing Obligation (c)              709           1,054
                                                      -------          ------

                                                        9,980          12,554

                    Less current maturities             1,689           1,585
                                                      -------          ------

                    Long-term debt, excluding
                      current maturities             $  8,291          10,969
                                                      =======          ======

           (a) GCI completed a refinancing of its senior indebtedness on May 14, 1993. The facility was amended on October 31, 1995 to provide financing for the initial letter of credit and subsequent down payment required pursuant to the terms of the Company's transponder purchase agreement with Hughes. The facility is comprised of two components, the first of which is a $15,750,000 reducing revolver requiring payments or reductions of $650,000 per quarter through December 31, 1996, and $812,500 thereafter through its expiration on December 31, 1997. $2.65 million of this component has been used to provide a letter of credit to secure payment of certain access charges associated with the Company's provision of telecommunications services within the state of Alaska. $4.6 million of this portion of the facility was available for additional borrowings at December 31, 1995, $3.3 million of which was drawn down in March 1996. The other component totals $10.08 million, and has been used to provide a $9.1 million letter of credit to Hughes. The letter of credit is expected to be drawn down by Hughes after delivery of transponder capacity scheduled for May or June of 1996. Once drawn upon, the facility will be repaid in quarterly installments of $455,000 beginning September 30, 1996, with all remaining outstanding principal due on December 31, 1997.

                    The Credit agreement provides for interest (8.18% at December 31, 1995), among other options, at LIBOR plus two and one-quarter to two and three-quarters percent depending on the Company's leverage ratio as defined in the Agreement. A fee of .50% per annum is assessed on the unused portion of the facility.

                    The credit agreement contains, among others, covenants requiring maintenance of specific levels of operating cash flow to indebtedness, to interest expense, to fixed charges, and to pro forma debt service. The credit agreement includes limitations on acquisitions and additional indebtedness, and prohibits payment of dividends, other than stock dividends. The Company was in compliance with all credit agreement covenants during the period commencing May 14, 1993 (date of the refinancing) through December 31, 1995.

                                       34                           (Continued)

                    Security for the credit agreement includes a pledge of the stock of GCC and Communication Services, and a first lien on substantially all of GCC's assets. GCI and its subsidiaries, Communication Services and Leasing Company, are liable as guarantors.

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

           As of December 31, 1995 maturities of long-term debt were as follows (in thousands):

                           Year ending
                           December 31,

                                1996                           $  1,689
                                1997                              2,882
                                1998                              1,631
                                1999                              1,780
                                2000                              1,942
                                2001 and thereafter                  56
                                                                -------
                                                               $  9,980
                                                                =======

                                       35                           (Continued)

(6)        Income Taxes

           Total income tax expense  (benefit) for the years ended  December 31,
           1995, 1994 and 1993 were allocated as follows (amounts in thousands):
                                                                                             Years ended December 31,
                                                                                             ------------------------
                                                                                     1995              1994              1993
                                                                                     ----              ----              ----
              Earnings from continuing operations                                  $5,099             4,547             2,764
              Stockholders' equity, for stock option compensation
                expense for tax purposes in excess of amounts
                recognized for financial reporting purposes                          (397)             (371)             (514)
                                                                                    -----             -----             -----

                                                                                   $4,702             4,176             2,250
                                                                                    =====             =====             =====

           Income tax expense consists of the following:

                                               Years ended December 31,
                                               ------------------------
                                         1995             1994              1993
                                         ----             ----              ----
                                                 (Amounts in thousands)
           Current tax expense:
                    Federal taxes       $3,077            2,604            1,615
                    State taxes          1,005              355               13
                                         -----            -----            -----
                                         4,082            2,959            1,628
                                         -----            -----            -----

           Deferred tax expense:
                    Federal taxes          780              816              508
                    State taxes            237              772              628
                                         -----            -----            -----
                                         1,017            1,588            1,136
                                         -----            -----            -----

                                        $5,099            4,547            2,764
                                         =====            =====            =====

           Total  income tax expense  differed  from the  "expected"  income tax expense  determined by applying the statutory federal income tax rate of 34% as follows:
                                                                          Years ended December 31,
                                                                          ------------------------
                                                                   1995             1994              1993
                                                                   ----             ----              ----
                                                                           (Amounts in thousands)

           "Expected" statutory tax expense                      $4,284            3,971             2,283
           State income taxes, net of federal benefit               820              742               424
           Income tax effect of goodwill
              amortization, nondeductible
              expenditures and other items, net                      (5)           (166)                57
                                                                  -----            -----             -----

                                                                 $5,099            4,547             2,764
                                                                  =====            =====             =====

                                       36                           (Continued)

           The  tax  effects  of  temporary   differences   that  give  rise  to
           significant  portions of the  deferred  tax assets and  deferred  tax liabilities at December 31, 1995 and 1994 are presented below.
                                                                                                                      December 31,
                                                                                                                     1995      1994
                                                                                                                     ----      ----
                                                                                                              (Amounts in thousands)
               Net current deferred tax assets:
                       Accounts receivable, principally due to allowance for
                         for doubtful accounts ................................................................   $   119       199
                       Compensated absences, accrued for financial reporting purposes .........................       400       333
                       Federal and state alternative minimum tax credit carryforwards .........................        --       330
                       Workers compensation and self insurance health reserves,
                         principally due to accrual for financial reporting purposes ..........................       183       185
                       Other ..................................................................................       133        36
                                                                                                                  -------     -----
                              Total gross current deferred tax assets .........................................       835     1,083
                              Less valuation allowance ........................................................       (89)     (199)
                                                                                                                  -------     -----
                              Net current deferred tax assets .................................................   $   746       884
                                                                                                                  =======     =====
                 Net long-term deferred tax assets:
                       Deferred compensation expense for financial
                         reporting purposes in excess of amounts recognized
                         for tax purposes .....................................................................   $   587       511
                       Employee stock option compensation expense for financial
                         reporting purposes in excess of amounts recognized
                         for tax purposes .....................................................................       206       234
                       Capital loss carryforwards .............................................................        23       168
                       Other ..................................................................................       453       311
                                                                                                                  -------     -----
                              Total gross long-term deferred tax assets .......................................     1,269     1,224
                              Less valuation allowance ........................................................      (136)     (226)
                                                                                                                  -------     -----
                              Net long-term deferred tax assets ...............................................     1,133       998
                                                                                                                  -------     -----
                 Net long-term deferred tax liabilities:
                       Plant and equipment, principally due to differences in
                         depreciation .........................................................................     7,997     7,507
                       Other ..................................................................................       140        13
                                                                                                                  -------     -----
                              Total gross long-term deferred tax liabilities ..................................     8,137     7,520
                                                                                                                  -------     -----
                              Net combined long-term deferred tax liabilities .................................   $ 7,004     6,522
                                                                                                                  =======     =====

           The valuation allowance for deferred tax assets was $225,000, $425,000 and $425,000 as of December 31, 1995, 1994 and 1993,
           respectively.

           Tax benefits associated with recorded deferred tax assets, net of valuation allowances, are considered to be more likely than not realizable through taxable income earned in carryback years, future reversals of existing taxable temporary differences, and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

           For income tax reporting purposes, the Company has available capital loss carryovers totaling approximately $56,000 which expire in 1997.

           The  Company's  U.S.  income  tax return  for 1993 was  selected  for
           examination  by  the  Internal   Revenue  Service  during  1995.  The
           examination commenced during the fourth

                                       37                           (Continued)
           quarter of 1995. Management believes this examination will not adversely affect the consolidated financial statements.

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

           MCI owns a total of 6,251,509 shares of GCI's Class A and 1,275,791 shares of GCI's Class B common stock which on a fully diluted basis represented approximately 31 and 30 percent of the issued and outstanding shares of the respective class.

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

                                       38                           (Continued)

      Information  for the years  1993,  1994 and 1995 with  respect to the Plan follows:
                                                                         Shares        Option Price
                                                                         ------        ------------
           Outstanding at December 31, 1992                           1,660,677        $0.75-$3.00
                                                                      ---------
                    Granted                                             298,500        $4.00
                    Exercised                                          (129,519)       $0.75-$2.25
                    Forfeited                                            (6,000)       $4.00
                                                                      ---------

           Outstanding at December 31, 1993                           1,823,658        $0.75-$4.00
                                                                      ---------
                    Granted                                                 ---        ---
                    Exercised                                           (72,459)       $0.75-$3.00
                    Forfeited                                           (21,500)       $4.00
                                                                      ---------

           Outstanding at December 31, 1994                           1,729,699        $0.75-$4.00
                    Granted                                             610,000        $4.00
                    Exercised                                           (40,000)       $1.87-$2.25
                    Forfeited                                           (11,500)       $4.00
                                                                      ---------

           Outstanding at December 31, 1995                           2,288,199        $0.75-$4.00
                                                                      =========
           Available for grant at December 31, 1995                     349,553
                                                                      =========
           Exercisable at December 31, 1995                             986,999
                                                                      =========

           The options expire at various dates through October 2005.

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

           Class A Common Shares Held in Treasury

           The Company acquired 105,111 shares of its Class A common stock in 1989 for approximately $328,000 to fund a deferred bonus agreement with Mr. Duncan, an officer of the Company. The agreement provides that the balance is payable after the later of a) termination of employment or b) six months after the effective date of the agreement. In September 1995, the Company acquired an additional 17,500 shares of Class A common stock for approximately $61,000 to fund additional deferred compensation agreements for two of its officers, including Mr. Duncan.

                                       39                           (Continued)

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

           GCI may match employee salary reductions and after tax contributions in any amount, elected by GCI each year, but not more than 10 percent of any one employee's compensation will be matched in any year. The combination of salary reductions, after tax contributions and GCI matching contributions cannot exceed 25 percent of any employee's compensation (determined after salary reduction) for any year. GCI's contributions vest over six years. Prior to July 1, 1995 employee and GCI contributions were invested in GCI common stock and employee contributions received up to 100% matching, as determined by the Company each year, in GCI common stock. Beginning July 1, 1995 employee contributions may be invested in GCI common stock, MCI common stock, Tele-Communications, Inc. common stock or various mutual funds. Beginning July 1, 1995 employee contributions invested in GCI common stock receive up to 100% matching, as determined by the Company each year, in GCI common stock. Employee contributions invested in other than GCI common stock receive up to 50% matching, as determined by the Company each year, in GCI common stock. The Company's matching contributions allocated to participant accounts totaled approximately $864,000, $792,000 and $485,000 for the years ended December 31, 1995, 1994, and 1993, respectively. The Plan may, at its discretion, purchase shares of common stock from the Company at market value or may purchase GCI common stock on the open market.


                                       40                           (Continued)

(8)        Industry Segments Data

           The Company is engaged in the design,  development,  sale and service
           of   telecommunication   services  and  products  in  two   principal
           industries:  (1)  message  and  data  transmission  services  and (2)
           telecommunication systems sales and service.
                                                                          1995              1994             1993
                                                                          ----              ----             ----
                                                                                  (Amounts in thousands)
           Net sales
                    Message and data transmission svcs.                 $122,086          107,843            93,914
                    Systems sales and service                              7,193            9,138             8,299
                                                                         -------          -------           -------
                             Total net sales                            $129,279          116,981           102,213
                                                                         =======          =======           =======

           Operating income
                    Message and data transmission svcs.                 $ 25,183           24,952            18,707
                    System sales and service                               1,847            2,112               428
                    Corporate                                            (13,526)         (14,067)          (10,331)
                                                                         -------          -------           -------
                             Total operating income                     $ 13,504           12,997             8,804
                                                                         =======          =======           =======

           Identifiable assets
                    Message and data transmission svcs.                 $ 69,715           60,335            59,277
                    Systems sales and service                              2,554            2,838             4,306
                    Corporate                                             12,496           11,076             8,027
                                                                         -------          -------           -------
                             Total identifiable assets                  $ 84,765           74,249            71,610
                                                                         =======          =======           =======

           Capital expenditures
                    Message and data transmission svcs.                 $  5,946           10,003             4,457
                    Systems sales and service                                ---              ---               369
                    Corporate                                              2,992              601               918
                                                                         -------          -------           -------
                             Total capital expenditures                 $  8,938           10,604             5,744
                                                                         =======          =======           =======

           Depreciation and amortization expense
                    Message and data transmission svcs.                 $  5,385            6,194             6,572
                    Systems sales and service                                 84              103               132
                    Corporate                                                754              442               274
                                                                         -------          -------           -------
                             Total depreciation and
                               amortization expense                     $  6,223            6,739             6,978
                                                                         =======          =======           =======

           Intersegment sales approximate market and are not significant. Identifiable assets are assets associated with a specific industry segment. General corporate assets consist primarily of cash, temporary cash investments and other assets and investments which are not specific to an industry segment. Goodwill and the related amortization associated with the acquisition of Network Systems is allocated to the message and data telephone services segment. Goodwill and the related amortization related to the acquisition of the Transalaska Data Systems, Inc. assets is allocated to the systems sales and service segment. Revenues derived from leasing operations are allocated to the message and data transmission services segment.

           The Company provides message telephone service to MCI and Sprint, major customers. Pursuant to the terms of a contract with MCI, the Company earned revenues of approximately $23,939,000, $19,512,000 and $16,068,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Amounts receivable from MCI totaled $4,256,000

                                       41                           (Continued)
           and $3,257,000 at December 31, 1995 and 1994, respectively. The Company earned revenues pursuant to a contract with Sprint totaling approximately $14,885,000, $12,412,000 and $10,123,000 for the years ended December 31, 1995, 1994 and 1993 respectively. Amounts receivable from Sprint totaled $2,362,000 and $981,000 at December 31, 1995 and 1994, respectively.

(9)        Leases

           The Company leases business offices, has entered into site lease agreements and uses certain equipment and satellite transponder capacity pursuant to operating lease arrangements. Rental costs under such arrangements amounted to approximately $4,353,000, $4,258,000 and $4,029,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

           A summary  of future  minimum  lease  payments  for all  leases as of
           December 31, 1995 follows:
           Year ending December 31:                                     Operating          Capital
           ------------------------                                     ---------          -------
                                                                         (Amounts in thousands)
                    1996                                                $  6,343              435
                    1997                                                   7,493              221
                    1998                                                   1,441              202
                    1999                                                   1,343              204
                    2000                                                   1,247              211
                    2001 and thereafter                                      778            1,301
                                                                         -------           ------
                    Total minimum lease payments                        $ 18,645            2,574
                                                                         =======
                    Less amount representing interest                                      (1,527)
                    Less current maturities of obligations
                      under capital leases                                                   (282)
                    Subtotal - long-term obligations under capital
                      leases                                                                  765
                    Less long-term obligations under capital leases due
                      to related parties,  excluding current maturities                      (739)
                                                                                           ------
                    Long-term obligations under capital leases,
                      excluding current maturities                                        $    26
                                                                                           ======

           The Company entered into a long-term capital lease agreement in 1991 with the wife of the Company's president for property occupied by the Company. The lease term is 15 years with monthly payments of $14,400, increasing in $800 increments at each two year anniversary of the lease. Monthly lease costs increased to $15,200 effective October 1993 and $16,000 effective October 1995. Monthly lease costs will increase to $16,800 in October 1997. If the owner sells the premises prior to the end of the tenth year of the lease, the owner will rebate to the Company one-half of the net sales price received in excess of $900,000. If the property is not sold prior to the tenth year of the lease, the owner will pay the Company the greater of one-half of the appreciated value of the property over $900,000, or $500,000. The leased asset was capitalized in 1991 at the owner's cost of $900,000 and the related obligation was recorded in the accompanying financial statements.

           The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets.

           It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                                       42                           (Continued)

(10)       Disclosure about Fair Value of Financial Instruments

           Statement of Financial Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107") requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. SFAS No. 107 specifically excludes certain items from its disclosure requirements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at December 31, 1995 for the Company's assets and liabilities approximate their fair values.

(11)       Commitments and Contingencies

           During 1995, the Company adopted a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. The Company may, at its discretion, contribute matching deferrals equal to the rate of matching selected by the Company. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of the Company with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled $340,000 as of December 31, 1995.

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

           In the normal course of the Company's operations, it is involved in various legal and regulatory matters before the FCC and the APUC. While the Company does not anticipate that the ultimate disposition of such matters will result in abrupt changes in the competitive structure of the Alaska market or of the business of the Company, no assurances can be given that such changes will not occur and that such changes would not be materially adverse to the Company.

(12)       Subsequent Event

           Subsequent to year-end, the Company announced that it has signed letters of intent to acquire three Alaska cable companies that offer cable television service to more than 101,000 subscribers serving 74 percent of households throughout the state of Alaska. The Company intends to acquire Prime Cable of Alaska, Alaska Cablevision, Inc. of Kirkland, Washington and Alaskan Cable Network. Prime Cable operates the state's largest cable television system including stations in Anchorage, Bethel, Kenai and Soldotna, Alaska. Alaska Cablevision owns and operates cable stations in Petersburg, Wrangell, Cordova, Valdez, Kodiak, Homer, Seward, Nome and Kotzebue, Alaska. Alaskan Cable Network operates stations in Fairbanks, Juneau, Ketchikan and Sitka, Alaska. This acquisition will allow the Company to integrate cable services to bring more information not only to more customers, but in a manner that is quicker, more efficient and more cost
           effective   than  ever   before.   The   purchase

                                       43                           (Continued)
           will facilitate consolidation of the cable operations and will provide a platform for developing new customer products and services over the next several years. Upon closing and after all approvals are obtained, the cable companies will be consolidated into a single organization owned by the Company.

           The total purchase price is $280.7 million. According to terms of the letters of intent, GCI will issue 16.3 million shares of Class A Common stock to the owners of the three cable companies valued at $105.7 million. The balance of the purchase will be provided by approximately $175 million of bank financing. Additional capital will be provided from the sale of 2 million shares of GCI's Class A Common Stock to MCI Telecommunications Corporation for $6.50 per share.

           The more significant contingencies which must be resolved include negotiation and execution of definitive agreements with the owners of the cable companies and MCI, approval of the transactions and transfer of licenses by the APUC and the FCC, and approval of the transactions by the Company's shareholders and senior lender and the cable companies' shareholders, partners and lenders.

           Management is confident that once the contingencies are resolved, the transactions will be financed through modification or assumption of an existing or negotiation of a new bank credit agreement facility. Although the Company has held discussions with existing lenders regarding such a facility, no agreement exists concerning the amounts or terms of such a facility.

(13)       Selected Quarterly Information (Unaudited)

                                                         Three months ended
                                    -------------------------------------------------------------
                                    Dec. 31, 1995  Sept. 30, 1995   June 30, 1995   Mar. 31, 1995
                                    -------------   --------------  -------------   -------------
                                           (Amounts in thousands, except per share amounts)
           Total revenues              $34,363          33,363          31,860          29,693
           Contribution                $15,808          15,548          14,026          13,676
           Net earnings                 $1,807           2,252           1,836           1,607
           Net earnings per share         $.07             .09             .08             .07

                                                         Three months ended
                                    -------------------------------------------------------------
                                    Dec. 31, 1994  Sept. 30, 1994   June 30, 1994   Mar. 31, 1994
                                    -------------  --------------   -------------   -------------
                                           (Amounts in thousands, except per share amounts)
           Total revenues              $29,143          30,685          28,962          28,191
           Contribution                $14,061          14,740          14,387          12,897
           Net earnings                 $1,320           1,994           2,122           1,698
           Net earnings per share         $.06             .08             .09             .07

                                       44                           (Continued)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                     PART IV



Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)(l)  Consolidated Financial Statements                         Page No.

           Included in Part II of this Report:

                  Independent Auditors' Report ...............................23

                  Consolidated Balance Sheets, December 31, 1995
                  and 1994 .............................................24 -- 25

                  Consolidated Statements of Operations,
                     Years ended December 31, 1995, 1994 and 1993 ............26

                  Consolidated Statements of Stockholders' Equity,
                     Years ended December 31, 1995, 1994 and 1993 ............27

                  Consolidated Statements of Cash Flows,
                     Years ended December 31, 1995, 1994 and 1993 ............28

                  Notes to Consolidated Financial Statements ...........29 -- 44

      (a)(2)  Consolidated Financial Statement Schedules

           Included in Part IV of this Report:

                  Independent Auditors' Report................................51

                  Schedule VIII - Valuation and Qualifying Accounts,
                     Years ended December 31, 1995, 1994 and 1993 ............52

      Other schedules are omitted as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

      (b)  Exhibits

           Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

               3 -  Articles of Incorporation and By-laws:

                    Restated Articles of Incorporation of General Communication,
                       Inc. dated August 16, 1993.
                    Incorporated herein by reference to the Company's  Quarterly
                            Report on Form 10-Q for the period ended March 31, 1994

                    Bylaws  of  General  Communication,  Inc.,  as  amended  and restated dated March 24, 1993
                    Incorporated herein by reference to the Company's  Quarterly
                            Report on Form 10-Q for the period ended March 31, 1994

               4 -  Instruments defining the rights of security holders:

                    Registration Rights Agreement, dated as of January 18, 1991, between General Communication, Inc. and WestMarc Communications, Inc.
                    Incorporated  herein by  reference to the  Company's  Annual
                       Report on Form 10-K for the year ended December 31, 1990.
                    Employee  stock  option  agreements  issued  to  individuals
                       Spradling, O'Hara, Strid, Behnke, Lewkowski and Snyder.
                    Incorporated  herein by  reference to the  Company's  Annual
                       Report on Form 10-K for the year ended December 31, 1991.
                    Lease agreement between GCI Communication Services, Inc. and
                       National Bank of Alaska Leasing Corporation dated January 15, 1992.
                    Incorporated  herein by  reference to the  Company's  Annual
                       Report on Form 10-K for the year ended December 31, 1992.
                    Stock  Purchase  Agreement  between  MCI  Telecommunications
                       Corporation and General Communication, Inc. dated March 31, 1993.
                    Incorporated  herein by reference to the  Company's  Current
                       Report on Form 8-K dated June 4, 1993.
                    Voting  Agreement  by  and  between  MCI  Telecommunications
                       Corporation,  Ronald  A.  Duncan,  Robert  M.  Walp,  and
                       WestMarc Communications, Inc., dated March 31, 1993.
                    Incorporated herein by reference to the Company's  Quarterly
                       Report on Form 10-Q for the period ended March 31, 1994

               10 - Material Contracts:

                    Denali Towers Lease
                    MCI Telecommunications Corporation Carrier Agreement
                    Westin Building Lease
                    All the  above  incorporated  herein  by  reference  to  the
                       Company's Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986.
                    Denali Towers Lease, Suites 1000 and 1105
                    Denali Towers Lease, Suites 910 and 1110
                    Denali Towers Lease, Suite 400
                    Hughes Transponder Lease Agreement
                    Duncan and Hughes Deferred Bonus Agreements
                    All of the  above  incorporated  herein by reference  to the
                       Company's Annual Report on Form 10-K for the year ended December 31, 1989.
                    Service  Agreement  dated  January 1, 1990  between  General
                       Communication, Inc. and US Sprint Communications Company Limited Partnership of Delaware
                    Incorporated  herein by  reference to the  Company's  Annual
                       Report on Form 10-K dated December 31, 1990.
                    Order  approving  Application  for a  Certificate  of Public
                       Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska.
                    Incorporated  herein by  reference to the  Company's  Annual
                       Report on Form 10-K dated December 31, 1991.
                    1986 Stock Option Plan, as amended
                    Loan  agreement  between  National  Bank of  Alaska  and GCI
                       Leasing Co., Inc. dated December 31, 1992.
                    Pledge  and  Security  Agreement  between  National  Bank of
                       Alaska and GCI Communication Services, Inc. dated December 31, 1992.
                    Lease Agreement between MCI  Telecommunications  Corporation and GCI Leasing Co., Inc. dated December 31, 1992.
                    Sublease    Agreement    between   MCI    Telecommunications
                       Corporation and General Communication, Inc. dated December 31, 1992.
                    Financial      Assistance      Agreement     between     MCI
                       Telecommunications Corporation and GCI Leasing Co., Inc. dated December 31, 1992.
                    All of the  above  incorporated herein by  reference  to the
                       Company's Annual Report on Form 10-K for the year ended December 31, 1992.
                    Letter of intent between MCI Telecommunications  Corporation and General Communication, Inc. dated December 31, 1992.
                    Incorporated  herein by reference to the  Company's  Current
                        Report on Form 8-K dated January 13, 1993.
                    MCI Carrier  Agreement   between   MCI    Telecommunications
                       Corporation and General Communication, Inc. dated January 1, 1993.
                    Contract for Alaska Access  Services  Agreement  between MCI
                       Telecommunications Corporation and General Communication, Inc. dated January 1, 1993.
                    All of the above  incorporated  herein by  reference  to the
                        Company's Current Report on Form 8-K dated June 4, 1993.
                    Promissory Note  Agreement  between  General  Communication,
                       Inc. and Ronald A. Duncan, dated August 13, 1993.
                    Deferred    Compensation     Agreement    between    General
                       Communication, Inc. and Ronald A. Duncan, dated August 13, 1993.
                    Pledge Agreement  between  General  Communication,  Inc. and
                       Ronald A. Duncan, dated August 13, 1993.

                    Amended  and  Restated  Credit  Agreement   between  General
                       Communication, Inc. and Nationsbank of Texas, N.A., dated April 30, 1993.
                    All of the  above incorporated  herein by  reference  to the
                       Company's Annual Report on Form 10-K for the year ended December 31, 1993.
                    Revised  Qualified  Employee  Stock Purchase Plan of General
                       Communication, Inc.
                    Summary Plan Description pertaining to the Revised Qualified
                       Employee  Stock  Purchase Plan of General  Communication,
                       Inc.
                    All of the above  incorporated  herein by  reference  to the
                       Company's Annual Report on Form 10-K for the year ended December 31, 1994.
                    Company's  press  release on the  letters  of intent,  dated
                       March 15, 1996
                    Amendments to Contract for Alaska Access, effective April 1,
                       1996
                    Amendments to MCI Carrier Agreement:
                         Sixth Amendment, effective April 1, 1996 (there was no fifth amendment as of the date of this report)
                         Fourth Amendment, dated September 24, 1995
                         Third Amendment, dated October 1, 1994
                         MCI Carrier Addendum MCI 800 DAL Service (First Amendment), dated April 20, 1994
                    All of the  above  incorporated  herein by reference  to the
                       Company's Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.

               10.1 -  The GCI Special Non-Qualified Deferred Compensation Plan
               10.2 -  Second  Amendment  to the Amended and  Restated  Credit
                       Agreement   between  General   Communication,   Inc.  and
                       Nationsbank of Texas, N.A., dated October 31, 1995.
               10.3 - Equipment Purchase Agreement between GCI Communication Corporation and Scientific-Atlanta, Inc.

               Licenses:

                214 Authorization
                International Resale Authorization
                Digital Electronic Message Service Authorization
                Fairbanks Earth Station License
                Fairbanks (Esro) Construction Permit for P-T-P Microwave Service Fairbanks (Polaris) Construction Permit for P-T-P Microwave Service
                Anchorage Earth Station  Construction Permit
                License for Eagle River P-T-P  Microwave  Service
                License for Juneau Earth Station
                Issaquah Earth Station Construction Permit
                All the above incorporated herein by reference to the Company's Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986.

               21 - Subsidiary of Registrant:
                    GCI Communication Corp.
                    State of Incorporation:  Alaska

                    Subsidiary of Registrant:
                    GCI Communication Services, Inc.
                    State of Incorporation:  Alaska

                    Subsidiary of Subsidiary of Registrant:
                    GCI Leasing Co., Inc.
                    State of Incorporation:  Alaska

               27 - Financial Data Schedule

               28 - Additional Exhibits:
                    The Articles of Incorporation of GCI Communication Corp.
                    The By-laws of GCI Communication Corp.
                    All of the above  incorporated  herein by  reference  to the
                       Company's Annual Report on Form 10-K for the period ended December 31, 1990
                    The By-laws of GCI Communication Services, Inc.
                    The Articles of Incorporation of GCI Communication Services,
                       Inc.
                    The By-laws of GCI Leasing Co., Inc.
                    The Articles of Incorporation of GCI Leasing Co., Inc.
                    All of the above  incorporated  herein by  reference  to the
                       Company's Annual Report on Form 10-K for the year ended December 31, 1992.

      (c)  Reports on Form 8-K

           None filed during the quarter ended December 31, 1995.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors and Stockholders
General Communication, Inc.:


Under date of March 15, 1996, we reported on the consolidated balance sheets of General Communication, Inc. and Subsidiaries ("Company") as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, which are included in the Company's 1995 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the consolidated financial statements, which is listed in the index in Item 14(a)(2) of the Company's 1995 Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.




                                              /s/KPMG PEAT MARWICK LLP





Anchorage, Alaska
March 15, 1996

                                  Schedule VIII
                                  -------------

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1995, 1994 and 1993


                                                                             Additions         Deductions
                                                                       --------------------    -----------
                                                         Balance at     Charged                 Write-offs      Balance
                                                          beginning    to profit                  net of        at end
             Description                                   of year     and loss       Other     recoveries      of year
- ----------------------------------------                 ----------    ---------      -----     ----------      -------
                                                                             (Amounts in thousands)
Year ended December 31, 1995:
 Allowance for doubtful
  receivables                                              $  409        1,459         ---           1,573         295
                                                            =====        =====         ===           =====         ===

Year ended December 31, 1994:
 Allowance for doubtful
  receivables                                              $  721          829         ---           1,141         409
                                                            =====        =====         ===           =====         ===

Year ended December 31, 1993:
 Allowance for doubtful
  receivables                                              $  675        1,207         ---           1,161         721
                                                            =====        =====         ===           =====         ===

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GENERAL COMMUNICATION, INC.


                                         By:    /s/ Ronald A. Duncan
                                                Ronald A. Duncan, President
                                                (Chief Executive Officer)

      Date:  March 15, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                Signature                    Title                    Date
      ----------------------         -------------------------    --------------
      /s/ Carter F. Page             Chairman of Board            March 15, 1996
      Carter F. Page                 and Director

      /s/ Robert M. Walp             Vice Chairman of Board and   March 15, 1996
      Robert M. Walp                 Director

      /s/ Ronald A. Duncan           President and Director,      March 15, 1996
      Ronald A. Duncan               (Chief Executive Officer)

      /s/ Donne F. Fisher            Director                     March 15, 1996
      Donne F. Fisher

      /s/ John W. Gerdelman          Director                     March 15, 1996
      John W. Gerdelman

      /s/ Larry E. Romrell           Director                     March 15, 1996
      Larry E. Romrell

      /s/ James M. Schneider         Director                     March 15, 1996
      James M. Schneider

      /s/ John M. Lowber             Senior Vice President,       March 15, 1996
      John M. Lowber                 Chief Financial Officer,
                                     Secretary and Treasurer

      /s/ Alfred J. Walker           Vice President and Chief     March 15, 1996
      Alfred J. Walker               Accounting Officer