Form 10-K/A
period 1995-12-31
GENERAL COMMUNICATION INC
filed 1996-04-29
CIK 808461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark one)
       [x] ANNUAL REPORT PURSUANT TO SECTION 13 of 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [Fee Required] (1)
                   For the fiscal year ended December 31, 1995

                                       or

               [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15
            OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                For the transition period from ______ to _______
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

              2550 Denali Street Suite 1000 Anchorage, Alaska 99503
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (907) 265-5600
        Securities Registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12 (g) of the Act:

Class A common stock                                       Class B common stock
  (Title of class)                                            (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading on April 15, 1996 was approximately $48,426,000.

         The number of shares outstanding of the registrant's common stock as of April 15, 1996, was:

                  Class A common stock - 19,696,207 shares; and
                    Class B common stock - 4,175,434 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.


- -----------------------
(1) Fee paid with initial filing of Form 10-K on or about March 29, 1996.

                           GENERAL COMMUNICATION, INC.
                        1995 ANNUAL REPORT ON FORM 10-K/A

                                TABLE OF CONTENTS

                                                                                                                Page
INTRODUCTION....................................................................................................  3

PART III......................................................................................................... 3

         Item 10.  Directors and Executive Officers of the Registrant ........................................... 3

         Item 11.  Executive Compensation ....................................................................... 7

         Item 12.  Security Ownership of Certain Beneficial Owners and Management .............................. 21

         Item 13.  Certain Relationships and Related Transactions .............................................. 30

Part IV......................................................................................................... 33

         Item 14.  Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K ......................................................................... 33

ASS008BD.WP5                                                            Page 2

                                  INTRODUCTION


         General Communication, Inc. ("Company") hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1995 ("Annual Report") on Form 10-K as set forth in the following pages. Specifically, the information required by Part III of Form 10-K which the Company had in its Annual Report included by incorporation by reference to certain portions of the Company's definitive Proxy Statement for its annual shareholder meeting to be held in 1996 ("Proxy Statement") and which Proxy Statement is to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is expressly filed with the Commission as an amendment to and expressly made a part of the Annual Report, i.e., Item 10, Part III, Item 11, Part III, Item 12, Part III, and Item 13, Part III of Form 10-K. In addition, the Company amends its Form 10-K for the year ended December 31, 1995 to include copies of four commercial agreements pursuant to Item 14, Part IV of Form 10-K.

                                    PART III

(1)  Item 10, Part III. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following text is extracted from the draft Proxy Statement. The record date for purposes of this amendment to the Annual Report has been set as April 15, 1995 ("Record Date"):

                              1. DIRECTOR ELECTIONS

General

         The board of directors of the Company ("Board") is classified into three classes: Class I, Class II, and Class III. Under the current Revised Bylaws to the Company ("Bylaws"), the number of directors is established as being not less than three nor more than twelve and may be changed from time to time by action of the Board.
Presently the number of directors constituting the Board is seven.

         Pursuant to the Acquisition Plan, the Board intends to adopt a resolution expanding the size of the Board from seven to nine positions and allocate one new position to each of Classes II and III. The Board then would consist of Classes I, II, and III, each with three members per class. The Board intends to adopt another resolution to fill the two new positions with individuals selected by the Prime Sellers pursuant to the Voting Agreement described further elsewhere in this Form 10-K, provided the shareholders of the Company ("Shareholders") approve the Acquisition Plan. See, "SHAREHOLDINGS OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT: Changes in Control - Acquisition Plan, Voting Agreement," and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS: Certain Transactions with Management and Others - Acquisition Plan." The Board intends to resolve further that these two new appointments would stand for election by the Shareholders at the Company's annual shareholder meeting to be held in 1996 ("Meeting") to complete the remaining one year and two year terms of their respective classes. Therefore, at the Meeting, three individuals will be elected to positions in Class I of the Board for three year terms, one individual will be elected to a position in Class II of the Board to serve the remaining one year of the three year term of that class, and one individual will be elected to a position in Class III of the Board to serve the remaining two years of the three year term of that class. The individuals so elected will serve subject to the provisions of the Bylaws and until the election and qualification of their respective successors.

         Management believes that its proposed nominees for election as directors are willing to serve as such, and it is intended that the proxy holders named in the accompanying form of Proxy or their substitutes will vote for the election of these nominees unless specifically instructed to the contrary. However,

ASS008BD.WP5                                                            Page 3
if any nominee at the time of the election is unable, unavailable or, for good cause, unwilling to serve and, as a consequence other nominees are designated, the proxy holders named in the Proxy or their substitutes will have discretion and authority to vote or refrain from voting in accordance with their judgment with respect to other nominees.


Business Background of Directors, Nominees, and Executive Officers of the
Company

         As of the Record Date the nominees proposed by management for election as directors at the Meeting were as follows: for Class I - John W. Gerdelman, Carter F. Page, and Robert M. Walp. Further information with respect to these nominees and all directors is set forth in the following table as of the Record Date. In addition, similar information is provided for executive officers of the Company. All executive officers are elected for annual terms, subject to their earlier death, resignation or removal in accordance with the Articles and Bylaws, until their successors are chosen and qualify. There are no family relations of first cousin or closer, among the persons named in the table, by blood, marriage, or adoption. The Board is unaware of any legal proceedings which may have occurred during the past five years and which would be material to an evaluation of the integrity or ability of any director or executive officer of the Company to serve. Furthermore, the Board is unaware of any legal proceedings which may have occurred in which any director or executive officer of the Company was or is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

ASS008BD.WP5                                                            Page 4

====================================================================================================================

                           DIRECTORS, NOMINEES, AND EXECUTIVE OFFICERS OF THE COMPANY

Name                                          Age            Positions, Business Experience
- --------------------------------------------- -------------- -------------------------------------------------------
Ronald A. Duncan (1)                          43             Director, President and Chief Executive Officer of
                                                             the Company since January 1, 1989.  Prior to that,
                                                             Mr. Duncan was the Executive Vice President and a
                                                             director of the Company from 1979 through December,
                                                             1988.

Donne F. Fisher (1)                           57             Nominee.  Director of the Company since 1980.  Mr.
                                                             Fisher has been a consultant to Tele-Communications,
                                                             Inc. ("TCI") since December, 1995 and has been a
                                                             director of TCI since 1980.  Prior to becoming a
                                                             consultant to TCI, he was Executive Vice President of
                                                             TCI from December, 1991 to December, 1995 and had
                                                             been a Senior Vice President of TCI from 1982 to
                                                             December, 1995.  He has served as Vice President,
                                                             Treasurer and Chief Financial Officer of most of
                                                             TCI's subsidiaries.  TCI is a cable television
                                                             company which owns and operates cable television
                                                             systems primarily located in the United States.


John W. Gerdelman (1)                         43             Nominee. Director of the Company since July, 1994.
                                                             Mr. Gerdelman has been President, Network Services
                                                             for MCI Telecommunications Corporation, a wholly
                                                             owned subsidiary of MCI Communications Corporation in
                                                             Washington, D.C., since September, 1994.  Prior to
                                                             that, he was Senior Vice President for MCI
                                                             Telecommunications Corporation from July, 1992 to
                                                             September, 1994.  Prior to that, he was President of
                                                             MCI Services, Inc. in Sergeant Bluff, Iowa from July,
                                                             1989 to July, 1992.  MCI through its subsidiaries
                                                             provides telecommunication and related services
                                                             throughout the country and internationally.

Carter F. Page (1)                            64             Director and Chairman of the Board of the Company
                                                             since 1980.  From December, 1987 to December, 1989,
                                                             Mr. Page served as a consultant to WestMarc
                                                             Communications, Inc., a wholly owned subsidiary of
                                                             TCI ("WSMC"), in matters related to the Company.  He
                                                             served as President and director of WSMC from 1972 to
                                                             December, 1987. Since then and to the present, he has
                                                             been managing general partner of Semaphore Partners,
                                                             a general partnership and investment vehicle in the
                                                             communications industry.

Larry E. Romrell (1)                          56             Director of the Company since 1980.  Mr. Romrell has
                                                             been an Executive Vice President of TCI since 1994,
                                                             President and director of TCI Technology Ventures,
                                                             Inc. since 1994, and Senior Vice President of TCI
                                                             since 1991, is the President of WSMC, and has been
                                                             employed by WSMC in various capacities from 1961.

ASS008BD.WP5                                                            Page 5

James M. Schneider (1)                        43             Nominee.  Director of the Company since July, 1994.
                                                             Mr. Schneider has been Senior Vice President Corporate
                                                             Finance Consumer Markets for MCI Communications
                                                             Corporation in Washington, D.C. since August,
                                                             1995.  Prior to that, he was Senior Vice President
                                                             Finance Consumer Markets for MCI Telecommunications
                                                             Corporation since November, 1993. Prior to that, he was
                                                             Corporate Controller for MCI from September, 1993 to
                                                             November, 1993.  Prior to that, Mr. Schneider was with
                                                             the accounting firm of Price Waterhouse from 1973 to
                                                             September, 1993 and was a partner in that firm from
                                                             October, 1983 to September, 1993.

Robert M. Walp (1)                            68             Director, Vice Chairman of the Company since January
                                                             1, 1989.  Prior to that, Mr. Walp served as President
                                                             and Chief Executive Officer and a Director of the
                                                             Company from 1979.

William C. Behnke                             38             Senior Vice President Marketing and Sales for the
                                                             Company since January, 1994.  Prior to that Mr.
                                                             Behnke was Vice President of the Company and
                                                             President of GCI Network Systems, Inc. from February,
                                                             1992 to January, 1994 when that corporation, a
                                                             subsidiary of GCI Communication Corp. (a wholly owned
                                                             subsidiary of the Company, "GCC"), was merged into
                                                             GCC.  Prior to that, he was Vice President of the
                                                             Company and General Manager of GCI Network Systems,
                                                             Inc. from June, 1989 to February, 1992.  Prior to
                                                             that, he was Senior Vice President for Transalaska
                                                             Data Systems, Inc. from August, 1984 to June, 1989.


Richard P. Dowling                            52             Senior Vice President - Corporate Development for the
                                                             Company since December, 1990.  Prior to that, Mr.
                                                             Dowling was Senior Vice President-Operations and
                                                             Engineering for the Company from December, 1989 to
                                                             December, 1990.  Prior to that he was Vice
                                                             President-Operations and Engineering for the Company
                                                             from 1981 to December, 1989.


G. Wilson Hughes                              50             Executive Vice President and General Manager of the
                                                             Company since June, 1991.  Prior to that, Mr. Hughes
                                                             was President and a member of the board of directors
                                                             of Northern Air Cargo, Inc. from March, 1989 to June,
                                                             1991.  Prior to that, he was President and a member
                                                             of the board of directors of Enserch Alaska Services,
                                                             Inc. from June, 1984 to December, 1988.

John M. Lowber                                46             Senior Vice President and Chief Financial Officer for
                                                             the Company since December, 1989.  Prior to that, Mr.
                                                             Lowber was Vice President-Administration for the
                                                             Company from 1985 to December, 1989.  He has been
                                                             Chief Financial Officer for the Company since
                                                             January, 1987 and Secretary/Treasurer of the Company
                                                             since July, 1988.  Prior to joining the Company, Mr.
                                                             Lowber was a senior manager at KPMG Peat Marwick.


Dana L. Tindall                               34             Senior Vice President-Regulatory Affairs since
                                                             January, 1994.  Prior to that Ms. Tindall was Vice
                                                             President-Regulatory Affairs for the Company from
                                                             January, 1991 to January, 1994.  Prior to that, she
                                                             was Director Regulatory Affairs for the Company from
                                                             October, 1989 through December, 1990, and prior to
                                                             that she was Manager Regulatory Affairs for the
                                                             Company from 1985 to October, 1989.

ASS008BD.WP5                                                            Page 6

============================================= ============== =======================================================

- ------------------------

1        Messrs.  Gerdelman,  Page, and Walp were, as of the Record Date, Class I directors whose terms will expire at the time of the 1996 annual  shareholder  meeting.  Messrs.  Duncan and Romrell  were, as of the Record
         Date,  Class II  directors  whose terms will expire at the time of the 1997  annual  shareholder  meeting.
         Messrs.  Fisher and Schneider were, as of the Record Date,  Class III directors whose terms will expire at the time of the 1998 annual  shareholder  meeting.  See,  "SHAREHOLDINGS  OF  PRINCIPAL  SHAREHOLDERS  AND
         MANAGEMENT: Changes in Control - Acquisition Plan."

- ------------------------

         In addition, one of the directors, Mr. Fisher, serves on the boards of directors of most of TCI's subsidiaries.

Compliance with Section 16(a) of the Exchange Act

         Based upon a review of Exchange Act Forms 3, 4, and 5 completed and furnished to it by Shareholders, the Company is unaware of any director, officer, or beneficial owner of more than 10 percent of any class of common stock of the Company who failed to file on a timely basis, as provided in those forms, reports required under Section 16(a) of that act during the year ended December 31, 1995.

(2)      Item 11, Part III.  EXECUTIVE COMPENSATION.

         The following text is extracted from the Proxy Statement:

Remuneration of Directors and Executive Officers

         Summary Compensation. The following table sets forth a summary of the compensation paid by the Company to its chief executive officer for services in all capacities for each of the years ended December 31, 1993, 1994, and 1995, respectively. It also sets forth similar information for the four most highly compensated executive officers of the Company aside from the chief executive officer rendering services to the Company and its subsidiaries, whose aggregate salary and bonuses exceeded $100,000 for the year ended December 31, 1995 (Mr. Duncan and these four executive officers, collectively, "Named Executive Officers").

ASS008BD.WP5                                                            Page 7

==============================================================================================================================
                                                           SUMMARY COMPENSATION TABLE
                                                                                      Long Term Compensation
                                                                             ------------------------------------

                                    Annual Compensation                                Awards           Payouts
                                 -------------------------                          -----------         -------

            (a)                  (b)        (c)        (d)         (e)           (f)          (g)            (h)          (i)

                                                               Other Annual  Restricted   Securities                  All Other
           Name &                                               Compensa-       Stock     Underlying        LTIP      Compen-
         Principal                       Salary (1)  Bonus (1)   tion (2),(3)  Awards     Options/SARs  Payouts (4)   sation (5)
          Position              Year        ($)        ($)         ($)           ($)          (#)            ($)          ($)
- ------------------------------------------------------------------------------------------------------------------------------
Ronald A. Duncan President      1995        89,550        -0-        14,736          -0-          -0-        -0-      144,470
and Chief Exec. Officer (6)     1994        89,550     99,960        41,322          -0-          -0-        -0-      110,400
                                1993        89,550     27,830       536,970          -0-          -0-        -0-      103,500



William C. Behnke               1995       110,002        -0-        41,931          -0-       50,000        -0-       20,000
Senior Vice President,          1994       109,168    136,194        90,049          -0-          -0-        -0-          -0-
Marketing and Sales (7)         1993        90,000     41,900        64,569          -0-          -0-        -0-          -0-


G. Wilson Hughes                1995       150,002        -0-        16,305          -0-      260,000        -0-       76,586
Executive Vice President        1994       150,003     89,698        15,843          -0-          -0-        -0-       61,059
and General Manager (8)         1993       149,547     31,666         9,342          -0-          -0-        -0-       58,074


John M. Lowber                  1995       125,000        -0-        15,321          -0-      100,000        -0-       65,000
Senior Vice President,          1994       125,514    117,757        12,814          -0-          -0-        -0-       65,000
Administration, Chief           1993       125,000     32,746       177,792          -0-          -0-        -0-       65,000
Financial Officer,
Secretary/Treasurer (9)

Dana L. Tindall                 1995       103,699     24,000        14,949          -0-          -0-        -0-          -0-
Senior Vice President,          1994        93,555     97,467        30,208          -0-          -0-        -0-          -0-
Regulatory Affairs (10)         1993        90,220     38,349        42,299          -0-       50,000        -0-          -0-

=============================================================================================================================

- ------------------------

1 Amounts shown include cash and non-cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers, including employee base salary and contributions to the Stock Purchase Plan (included in column (c) of this table) and bonuses (included in column (d) of this table). Does not include Company contributions to the Stock Purchase Plan for the account of the participating employee (included in column (e) of this table). Does not include value of options granted as shown in column
         (g) of this table in that they were not in-the-money at the time of grant. Mr. Lowber was as of December 31, 1995, the only employee of the Company. The other individuals named in this table were as of that date employees of GCC. Management of the Company anticipated that this arrangement would continue. See, "SHAREHOLDINGS OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT: Changes in Control - Pledges of Stock of Subsidiaries."

2 Perquisites and other personal benefits, securities and property for each Named Executive Officer did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for that individual.

3 During the years ended December 31, 1993 through 1995, Messrs. Duncan, Lowber, and Hughes and Ms. Tindall participated in the Company's Stock Purchase Plan through which those persons contributed funds under a payroll deduction arrangement, and the Company matched those contributions on a dollar-for-dollar basis. The contributions by the Company were made to all employees of the Company and its subsidiaries who participated in the plan, including the identified persons. Contributions identified in this column (e) are those of the Company to the plan only. Prior to July 1,

ASS008BD.WP5                                                            Page 8

         1995 employee and Company contributions were invested in Company common stock, and employee contributions received up to 100% matching, as determined by the Company each year, in Company common stock. On and after that date, employees could direct their contributions to be invested by the plan in Company common stock, MCI common stock, TCI common stock or various identified mutual funds. Also on and after that date, employee contributions directed into investments other than Company common stock are to receive Company matching contributions of up to 50 cents on the dollar as determined by the Board. The contributions are invested in the name of the plan and for the benefit of the respective participants in the plan. All securities were purchased or otherwise acquired at fair market value on the date of purchase or acquisition. See, "MATTERS TO BE ACTED UPON AT THE MEETING:
         1. DIRECTOR ELECTIONS - Remuneration of Directors and Executive Officers - Stock Purchase Plan."

4 The Company had no long term incentive plan during the three-year period ended December 31, 1995.

5 All incidental compensation to each Named Executive Officer did not for the years ended December 31, 1993 through 1995, exceed the lesser of $50,000 or 10% of total annual salary and bonus reported for the officer.

6 For 1995, column (e) includes $10,756 of Company matching contributions to the Stock Purchase Plan.

         For 1994, column (e) includes prepaid portion of salary for 1995 of $30,000 and $9,240 of Company matching contributions to the Stock Purchase Plan. For 1993, column (e) includes the value of options exercised (income derived), calculated as the fair market value less the exercise price of the options at $1.25 per share for 247,947 shares of Class A common stock granted in April, 1988, in the amount of $495,894 and includes prepaid portion of salary for 1994 of $30,000 and $8,994 of Company matching contributions to the Stock Purchase Plan.

         For 1993, 1994, and 1995 column (i), includes the deferred compensation agreement entered into between Mr. Duncan and the Company dated August 13, 1993 ("Second Duncan Deferred Compensation Agreement"). Under the Second Duncan Deferred Compensation Agreement, the Company is to pay to Mr. Duncan deferred compensation in an amount not to exceed $625,000 plus interest in addition to the regular compensation he now earns or may in the future earn. This deferred compensation is to be credited to Mr. Duncan each July 1 that he is employed by the Company in amounts as follows:

                                 Year                                   Amount
                                 ----                                   ------
                                 1993                                 $100,000
                                 1994                                  100,000
                                 1995                                  125,000
                                 1996                                  150,000
                                 1997                                  150,000
                                                                       -------
                                  Total                               $625,000

         The full amount of deferred compensation plus accrued interest will be due and payable to Mr. Duncan upon the termination of his employment with the Company, provided that, should he voluntarily terminate his employment or his employment is terminated for cause, only that portion of the deferred compensation credited as of the December 31 immediately preceding that termination plus interest will be due and payable and the remainder of the deferred compensation will be canceled. No compensation was received by Mr. Duncan under this agreement during the years ended December 31, 1993, 1994, or 1995.

7 For 1995, column (e) includes the value of options exercised (income derived) calculated as the fair market value less the exercise price of the options at $0.001 per share for 10,000 shares of Class A common stock granted in June, 1989 in the amount of $41,865.

         For 1994, column (e) includes the value of options exercised (income derived), calculated as the fair market value less the exercise price of the options at $.001 per share for 17,500 shares of Class A common stock granted in June, 1989 in the amount of $89,983. For 1993, column
         (e) includes the value of options exercised (income derived), calculated as the fair market value less the exercise price of the options at $.001 per share for 15,000 shares of Class A common stock granted in June, 1989 in the amount of $64,516.

         For 1995, column (i) include an allocation pursuant to a deferred compensation plan with Mr. Behnke of $20,000 of deferred compensation vesting over the five year period beginning in 1995.

8 For 1995, column (e) includes the Company's contributions to the Stock Purchase Plan for the benefit of Mr. Hughes in the amount of $12,750.

ASS008BD.WP5                                                            Page 9

         For 1994, column (e) includes the Company's contributions to the Stock Purchase Plan for the benefit of Mr. Hughes in the amount of $15,000.

         For 1993, column (e) includes the Company's contributions to the Stock Purchase Plan for the benefit of Mr. Hughes in the amount of $8,994.

         For 1993 through 1995, column (i), represents the amount accrued through a deferred compensation agreement entered into between Mr. Hughes and the Company dated April 30, 1991 ("Hughes Deferred Compensation Agreement") during and for the years ended December 31, 1993, 1994, and 1995. The Company entered into the Hughes Deferred Compensation Agreement, a five year deferred bonus agreement, with Mr. Hughes dated April 30, 1991. Under the Hughes Deferred Compensation Agreement, Mr. Hughes will receive deferred compensation of $50,000 per year accrued annually on December 31 of each year of the agreement. The agreement further provides that accumulated balances on Mr. Hughes deferred compensation will accrue interest at 10% per year, compounded annually. The plan was amended to provide for deferred compensation of $65,000 in 1995 and $75,000 per year in 1996 and in subsequent years. Each contribution vests over the following three years after the corresponding contribution. The agreement provides that after five years, or upon termination of his employment with the Company, Mr. Hughes may elect to have the full balance of the deferred compensation paid in cash, in a lump sum or in monthly installments for up to ten years. The agreement provides that in the event of a deferred payment, the residual balance will continue to accrue interest. Interest accrued under the agreement in the amounts of $8,074, $11,059, and $11,585 during the years ended December 31, 1993, 1994, and 1995, respectively. The agreement is part of an employment agreement described further elsewhere in this section. See, "MATTERS TO BE ACTED UPON AT THE
         MEETING: 1. DIRECTOR ELECTIONS - Employment Contracts and Termination of Employment and Change of Control Arrangements."

9 For 1995, column (e) includes $12,852 of Company matching contributions to the Stock Purchase Plan.

         For 1994, column (e) includes $11,844 of Company matching contributions pursuant to the Company's Stock Purchase Plan.

         For 1993, column (e), includes the value of options exercised (income derived), calculated as the fair market value less the exercise price of the option at $1.00 per share for 75,000 shares granted in April, 1988, in the amount of $168,750 and $8,500 of Company matching contributions to the Stock Purchase Plan.

         For 1993, 1994, and 1995, column (i), the amount accrued through the Lowber Deferred Compensation Agreement ("Lowber Deferred Compensation Agreement") during and for the years ended December 31, 1993 through
         1995, respectively. The Company entered into the Lowber Deferred Compensation Agreement providing for deferred compensation of $65,000 per year in each year of a seven year term and accruing annually on
         July 1 of each year of the term, the proceeds of which were used to purchase a life insurance policy which has been collaterally assigned to the Company to the extent of premiums paid by the Company. At the earlier of termination of employment or upon election by Mr. Lowber subsequent to the end of the seven year term of the agreement, the collateral assignment will be terminated with the Company. The agreement provides that if Mr. Lowber leaves the employment of the Company voluntarily, he will lose the unvested portion of the compensation. The Lowber Deferred Compensation Agreement is a part of Mr. Lowber's employment agreement with the Company described further elsewhere in this section. See, "MATTERS TO BE ACTED UPON AT THE
         MEETING: 1. DIRECTOR ELECTIONS - Compensation Committee Report on Executive Compensation."

10 For 1995, column (e) includes $12,802 of Company matching contributions pursuant to the Stock Purchase Plan.

         For 1994, column (e) includes $13,190 of Company matching contributions pursuant to the Stock Purchase Plan and the value of options exercised (income derived), calculated as the fair market value less the exercise price of $2.25 per share for 5,000 shares of Class A common stock granted December, 1989, in the amount of $15,312.

         For 1993, column (e) includes $6,145 of Company matching contributions pursuant to the Stock Purchase Plan and the value of options exercised (income derived), calculated as the fair market value less the exercise price of $.75 per share for 9,917 shares and $2.25 for 83 shares of Class A common stock granted in March, 1987 and December, 1989, respectively, in the total amount of $36,125.

- -------------------

ASS008BD.WP5                                                            Page 10

         Option/SAR Grants. The following table sets forth information on the individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs")), and freestanding SARs made during the Company's fiscal year ended December 31, 1995 to the Named Executive Officers. There were no tandem SARs or freestanding SARs associated with the Company during this period.


                                        OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                               Potential Realizable Value
                                                                                                       of Assumed
                                                                                                       Annual Rates
                                                                                                     of Stock Price
                                                                                                    Appreciation for
                                                  Individual Grants                                    Option Term
                                -----------------------------------------------------              ----------------


          (a)                  (b)                (c)               (d)             (e)            (f)           (g)

                            Number of
                           Securities         % of Total
                           Underlying        Options/SARs
                           Option/SARs        Granted to        Exercise or        Expir-
                            Granted (1)        Employees        Base Price (2)     ation
         Name                  (#)          in Fiscal Year         ($/Sh)           Date        5% ($) (3)    10% ($) (3)
- ------------------------ ---------------- -------------------- --------------- --------------- ------------ ---------------
Ronald A. Duncan                -0-               -0-                 -               -              -             -

William C. Behnke             50,0004             8.2               4.00           3/1/05         126,000       319,000

G. Wilson Hughes             260,0005            42.6               4.00           3/1/05         654,000      1,657,000

John M. Lowber               100,0006            16.4               4.00           3/1/05         252,000        638,000

Dana L. Tindall                 -0-               -0-                 -               -              -             -

- ------------------------

1        Options in Class A common stock.

2 The exercise price of the options was equal to the market price of the Class A common stock at the time of grant.

3 The potential realizable dollar value of a grant is calculated as the product of the following: (1) the difference between (i) the product of the per-share market price at the time of grant and the sum of 1 plus the adjusted stock price appreciation rate (the assumed rate of appreciation compounded annually over the term of the option) and (ii) the per-share exercise price of the option; and (2) the number of securities underlying the grant at fiscal year end.

4 The option is for 50,000 shares at $4.00 per share vesting in the following amounts on the indicated dates: (1) 5,000 shares on March 1, 1998; (2) 15,000 shares on March 1, 1999; (3) 15,000 shares on March 1,
         2000; and (4) 15,000 shares on March 1, 2001. The options were granted pursuant to the Stock Option Plan and will expire if not exercised before March 1, 2005.

5 The option is for 260,000 shares at $4.00 per share vesting in the following amounts on the indicated dates: (1) 60,000 shares on June 1, 1997; (2) 60,000 shares on June 1, 1998; (3) 60,000 shares on June 1,
         1999; and (4) 80,000 shares on June 1, 2000. The options were granted pursuant to the Stock Option Plan and will expire if not exercised before March 1, 2005.

ASS008BD.WP5                                                            Page 11

6 The option is for 100,000 shares at $4.00 per share vesting in the following amounts on the indicated dates: (1) 10,000 shares on March 1, 1998; (2) 30,000 shares on March 1, 1999; (3) 30,000 shares on March 1,
         2000; and (4) 30,000 shares on March 1, 2001. The options were granted pursuant to the Stock Option Plan and will expire if not exercised before March 1, 2005.

- ------------------------

         Aggregated Option/SAR Exercises and Year-End Option/SAR Value. The following table sets forth information concerning each exercise of stock options during the year ended December 31, 1995, by each of the Named Executive Officers and the fiscal year-end value of unexercised options. There were no tandem SARs or freestanding SARs associated with the Company during this period.

ASS008BD.WP5                                                            Page 12

                                           AGGREGATED OPTION/SAR EXERCISES
                                       IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                               OPTION/SAR VALUE TABLE

             (a)                        (b)                      (c)                     (d)                     (e)
                                                                                   Number of
                                                                                  Securities                Value of
                                                                                  Underlying             Unexercised
                                                                                 Unexercised            In-the-Money
                                                                                Options/SARs         Options/SARs at
                                                                               at FY-End (#)          FY-End ($) (1),(2)
                                  Shares Acquired            Value
                                     on Exercise          Realized (1)          Exercisable/            Exercisable/
             Name                        (#)                  ($)              Unexercisable           Unexercisable
- ------------------------------- --------------------- --------------- ----------------------- -----------------------
Ronald A. Duncan                        -0-                   -0-             90,000/110,000         180,000/220,000

William C. Behnke                      10,000               41,865            160,190/75,000         575,865/100,000

G. Wilson Hughes                        -0-                   -0-            200,000/310,000         650,000/422,500

John M. Lowber                          -0-                   -0-            167,500/182,500         560,000/265,000

Dana L. Tindall                         -0-                   -0-              71,400/85,000         155,600/170,000

- -----------------------

1 The dollar values in columns (c) and (e) of the table are calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options at exercise or fiscal year-end, respectively.

2 An option is "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the option.

- -----------------------

         Long-Term Incentive Plan Awards. The Company had no long-term incentive plan in operation during the year ended December 31, 1995.

         Stock Purchase Plan. The Company adopted the Qualified Employee Stock Purchase Plan in December, 1986, and the plan has subsequently been amended several times by shareholder and board of director actions ("Stock Purchase Plan"). The Stock Purchase Plan is qualified under Section 401 of the Internal Revenue Code of 1986. The plan has been allocated 2.4 million shares of Class A and 240,000 shares of Class B common stock of the Company for issuance to or acquisition by the plan. Of those amounts, as of the Record Date, 620,706 shares of Class A and 68,123 shares of Class B common stock remain available for issuance or acquisition by the plan.

         The Stock Purchase Plan permits each employee of the Company, each employee of a subsidiary of the Company, and each employee of a subsidiary of a subsidiary of the Company, who has completed one year of service and is at least 21 years of age to elect to participate in it. Eligible employees may elect to reduce their compensation in any even dollar amount up to 10% of such compensation through contributions to the plan up to a maximum of $9,500 for 1996. This limit is adjusted annually based upon inflation, at the direction of the Internal Revenue Service. An eligible employee may contribute up to 10%

ASS008BD.WP5                                                            Page 13
of the employee's compensation with after-tax dollars, or the employee may elect a combination of salary reductions and after-tax contributions.

         The Company may under the plan match employee salary reductions and after tax contributions in any amount up to 100% as elected by the Company each year. However, no more than 10% of any one employee's compensation will be matched in any year. The combination of salary reductions, after tax contributions, and Company matching contributions cannot exceed 25% of any employee's compensation (determined after salary reduction) for any year. The Company's contributions will vest over six years. Prior to July 1, 1995, employee and Company contributions were invested in Company common stock and employee contributions received up to 100% matching, as determined by the Company each year, in Company common stock. On and after that date, employees could direct their contributions to be invested by the plan in Company common stock, MCI common stock, TCI common stock or various identified mutual funds. Also on and after that date, employee contributions directed into investments other than Company common stock are to receive Company matching contributions of up to 50 cents on the dollar as determined by the Board. The contributions are invested in the name of the plan for the benefit of the respective participants in the plan.

         The Stock Purchase Plan is administered through a plan committee whose chair is the plan administrator. The assets of the plan are invested from time to time by the plan administrator under the direction of the trustee which as of the Record Date was National Bank of Alaska. As of the Record Date, the plan administrator was Alfred J. Walker. The plan administrator and members of the committee were all employees of the Company or its subsidiaries. The plan administrator and committee members are appointed by the Board. The committee has broad administrative discretion under the terms of the plan.

         The purpose of the Stock Purchase Plan is to provide employees of the Company, its subsidiaries, and their subsidiaries a convenient means of investing in the Company. The plan provides an incentive to employees as shareholders of the Company to redouble their efforts to make the Company successful and thereby increase the value of their investments. Through discretionary contributions by the Company to the plan which in turn increase the stock ownership in the Company by participants in the plan, the plan provides further incentive to employees of the Company.

         Stock Option Plan. The Company adopted its 1986 Stock Option Plan in December, 1986, and the plan has subsequently been amended several times by shareholder and board of directors action ("Stock Option Plan"). The Stock Option Plan is a non-qualified plan under the Internal Revenue Code of 1986.

         The Stock Option Plan has been allocated 3,200,000 shares of Class A common stock of the Company to be subject to options granted under the plan and further subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations, or certain other changes in corporate structure or capitalization. Of that amount, as of the Record Date, 2,289,900 shares were subject to outstanding options, 578,256 shares had been issued upon the exercise of options under the plan, and 331,844 shares of that stock remained available for subsequent granting of options under the plan.

         Through the Stock Option Plan, the Company acting through its board of directors may provide special incentives to officers, non-employee directors, and other key employees by offering them an opportunity to acquire an equity interest in the Company. An option granted under the Stock Option Plan may have an option exercise price less than, equal to, or greater than the fair market value on the date of grant of the option. Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is an employee, or non-employee director, of the Company.

ASS008BD.WP5                                                            Page 14

         The Stock Option Plan provides that all options granted under the plan must expire not later than ten years after the date of grant. If an option expires or terminates, the shares subject to the option will be available for future grants of options under the Stock Option Plan. The plan provides that it shall continue until such time as the Board's adoption, by a simple majority vote, of a resolution suspending or terminating the plan or discontinuing granting options under the plan. However, any such suspension, termination, or discontinuance will not affect options then outstanding under the plan. No options may be granted after termination of the plan.

         The Stock Option Plan is administered by a committee composed of the Board. Key employees, including officers and directors and non-employee directors of the Company, are eligible to participate in the plan. The committee selects the eligible employees to whom options are granted and, subject to the terms of the Stock Option Plan, the number of shares subject to each option. Subject to the provisions of the Stock Option Plan, the committee has broad discretion in administering the plan, and is authorized to determine the times at which options will be granted and exercisable and the fair market value of the shares covered by each option at the time of grant, to prescribe the form evidencing options, to interpret the plan, and to prescribe, amend, and rescind rules and regulations relating to the plan.

         Unfunded Deferred Compensation Plan. In February, 1995 the Company established a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees of the Company and its subsidiaries may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. Employees eligible to participate in the plan are determined by the Board.

         The Company may, at its discretion, contribute matching deferrals in amounts selected by the Company. Participants immediately vest in all elective deferrals and all income and gain attributable to that participation. Matching contributions and all income and gain attributable to them over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of the Company with respect to deferred compensation benefits of the plan.

         Compensation To Directors. In July, 1995, each director of the Company (with the exceptions of Messrs. Schneider and Gerdelman) received $2,000 in director fees for the 12 month period July, 1995 -June, 1996. Messrs. Schneider and Gerdelman, as a matter of MCI Communications Corporation policy, declined to accept such remuneration for serving on a board outside of MCI and its subsidiaries. During the year ended December 31, 1995, the directors of the Company received no other direct compensation for serving in those capacities but were reimbursed for travel and out-of-pocket expenses incurred in connection with attendance at meetings of the Board. The same policy was followed during calendar year 1996 up through the Record Date, and management anticipated that such policy would continue through the balance of 1996. It is anticipated that the directors will receive similar director fees in July, 1996 for the 12 month period July 1996 - June 1997.


Employment Contracts and Termination of Employment and Change of Control Arrangements

         The Company entered into employment agreements with Mr. Hughes in April, 1991 and with Mr. Lowber in July, 1992 and has deferred compensation agreements with Messrs. Duncan, Hughes, Behnke and Lowber, the terms of which are described elsewhere in this Proxy Statement. See footnotes 6 through 9 to the Summary Compensation Table in "MATTERS TO BE ACTED UPON AT THE MEETING: 1. DIRECTOR ELECTIONS - Remuneration of Directors and Executive Officers - Summary Compensation." The Company has no employment agreements with Ms. Tindall, the other Named Executive Officer.

ASS008BD.WP5                                                            Page 15

         The Company entered into a deferred compensation agreement with Mr. Duncan in June, 1989 ("First Duncan Deferred Compensation Agreement"). Under the First Duncan Deferred Compensation Agreement as of June 12, 1989, the Company credited an account on its books with $325,000 for the benefit of Mr. Duncan as a deferred bonus for Mr. Duncan's past service to the Company. Amounts in the account were to accrue interest at 10% per annum unless there was an investment election by Mr. Duncan to have the balance in the account treated as though it was invested in the common stock of the Company, In July, 1989, Mr. Duncan made the investment election, and the Company issued a total of 105,111 shares of Class A common stock in its name for the benefit of Mr. Duncan. The stock is not voted. The full amount of the deferred compensation will be due and payable to Mr. Duncan upon the termination of his employment with the Company. The Company entered into a Second Duncan Deferred Compensation Agreement with Mr. Duncan as further described in footnote 6 to the Summary Compensation Table found elsewhere in this Proxy Statement. See, "MATTERS TO BE ACTED UPON AT THE
MEETING: 1. DIRECTOR ELECTIONS - Remuneration of Directors and Executive Officers - Summary Compensation." In September, 1995, the Company agreed to buy back 100,000 shares of its Class A common stock to fund the vested portion subject to that second agreement. However, with the concurrence of Mr. Duncan, the Company subsequently during September-October, 1995 bought a total of only 13,750 shares under that second agreement for a total of $47,880, i.e., at a weighted average of $3.48 per share.

         Mr. Hughes' employment agreement provides for base compensation and in addition deferred compensation of $50,000 per year for five years accruing interest at 10% per annum, compounded annually. The plan was amended to provide for deferred compensation of $65,000 in 1995 and $75,000 per year in 1996 and in subsequent years. Each contribution vests over the following three years after the corresponding contributions. This compensation is tied to achievement of the Company's cash flow objectives with the opportunity for significant increases in the level of compensation if the Company exceeds those objectives. Mr. Hughes has also been granted stock options for 250,000 shares of Class A common stock at $1.75 per share which will vest over a period of five years, but one-half of any remaining unvested portion of the options will be vested at the option of the Company, should Mr. Hughes' employment with the Company be terminated by the Company. In September, 1995, the Company agreed to buy back 3,750 shares of its Class A common stock to fund certain of the vested portions subject to the Hughes Deferred Compensation Agreement. The total purchase price was $12,658, i.e., at $3.375 per share.

         Mr. Lowber's employment agreement provides for base compensation and in addition deferred compensation of $450,000 to vest over seven years at the rate of $65,000 per year, with full vesting to occur should he die, his position in the Company be terminated, or the Company terminate his employment. In addition, Mr. Lowber is to receive an annual cash bonus of $30,000 based upon Company and individual performance.

         The Company entered into a deferred compensation agreement with Mr. Behnke in February, 1995 ("Behnke Deferred Compensation Agreement'). Under the Behnke Deferred Compensation Agreement Mr. Behnke is to receive $20,000 per year, to vest over a five year period including the year of the allocation, and accruing interest at 10% per annum. The first allocation under the plan was made in December, 1995.

         Except as disclosed in this Proxy Statement, as of December 31, 1995 and the Record Date, there were no compensatory plans or arrangements including payments to be received from the Company with respect to the Named Executive Officers for the year ended December 31, 1995 where such a plan or arrangement resulted in or will result from the resignation, retirement, or any other termination of such individual's employment with the Company or its subsidiaries or from a change of control of the Company or a change in the individual's responsibilities following a change in control and where the amount involved, including all periodic payments or installments, exceeded $100,000.

ASS008BD.WP5                                                            Page 16

Report on Repricing of Options/SARs

         During the year ended December 31, 1995, the Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the Named Executive Officers, whether through amendment, cancellation or replacement grants, or any other means.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee is composed of the members of the Board, and the identity and relationships of the members of the committee to the Company are described elsewhere in this Proxy Statement. See, "MATTERS TO BE ACTED UPON AT THE MEETING: 1. DIRECTOR ELECTIONS - Business Background of Directors, Nominees, and Executive Officers of the Company," "SHAREHOLDINGS OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." During the year ended December 31, 1995, both Messrs. Walp and Duncan, executive officers of the Company, participated in deliberations of the Compensation Committee concerning executive officer compensation but not including their respective compensations.


Compensation Committee Report on Executive Compensation

         In January, 1994, the Board established a compensation committee composed of all of the members of the Board ("Compensation Committee"). The Board established the duties of the Compensation Committee as follows:

                  (1) Preparing, on an annual basis for the review of and action by the Board, a statement of policies, goals, and plans for executive officer and Board member compensation, if any, and, specifically a statement of expected performance and compensation of and the criteria on which compensation is based for the chief executive officer and such other executive officers of the Company as the Board may designate for this purpose;

                  (2) Monitoring the effect of ongoing events on and the effectiveness of existing compensation policies, goals, and plans, including but not limited to the status of the premise that all pay systems correlate with the compensation goals and policies of the Company, and, at its own direction or at the direction of the Board;

                  (3) Monitoring compensation-related publicity and public and private sector developments on executive compensation;

                  (4) Familiarizing itself with and monitoring the tax, accounting, corporate, and securities law ramifications of the compensation policies of the Company, including but not limited to comprehending a senior executive officer's total compensation package, its total cost to the Company and its total value to the recipient, paying close attention to salary, bonuses, individual insurance and health benefits, perquisites, loans made or guaranteed by the Company, special benefits to specific executive officers, individual pensions, and other retirement benefits;

                  (5)  Establishing  the overall cap on executive  compensation,
         the  measure  of  performance   for  executive   officers,   either  by
         predetermined measurements or by a subjective evaluation; and

                  (6) Striving to make the compensation plans of the Company simple, fair, and structured so as to maximize shareholder value.

ASS008BD.WP5                                                            Page 17

         For the year ended December 31, 1995, the duties of the Compensation Committee in the area of executive compensation specifically included addressing the reasonableness of compensation paid to executive officers. In doing so, the committee took into account how compensation compared to compensation paid by competing companies as well as the Company's performance and available resources.

         The compensation policy of the Company as established by the Compensation Committee is that a portion of the annual compensation of senior executive officers relates to and is contingent upon the performance of the Company. In addition, executive officers participating in deferred compensation agreements established by the Company are under those agreements unsecured creditors of the Company.

         In February, 1995 the Compensation Committee established compensation levels for all corporate officers including the Named Executive Officers. Also at that time the Compensation Committee established structured annual incentive bonus agreements with Mr. Duncan and with each of several of its executive officers, including Messrs. Behnke, Hughes and Lowber, and Ms. Tindall. The agreements included the premise that the Company's performance, or that of a division or subsidiary, as the case may be, for purposes of compensation would be measured by the Compensation Committee against goals established at that time and were reviewed and approved by the Board. The goals included targets for revenues and cash flow standards for the Company or the relevant division or subsidiary. Targeted objectives were set and measured from time to time by the Compensation Committee. Other business achievements of the Company obtained through the efforts of an executive officer were also taken into consideration in the evaluation of performance. See, "MATTERS TO BE ACTED UPON AT THE MEETING:
1. DIRECTOR ELECTIONS - Remuneration of Directors and Executive Officers - Summary Compensation."

         During the year ended December 31, 1995 the Compensation Committee monitored and provided direction for the Company's Stock Purchase Plan and Stock Option Plan. Because the incentive bonus standards set by the committee for the Company for that year were not met, no incentive bonuses tied to Company performance were awarded to the Named Executive Officers and other executive officers of the Company or to the officers of the subsidiaries of the Company. In addition, the Compensation Committee reviewed compensation levels of members of management, evaluated the performance of management, and considered management succession and related matters. The Compensation Committee reviewed in detail all aspects of compensation for the Named Executive Officers and other executive officers of the Company. Corresponding duties were carried out by the boards of directors of the subsidiaries of the Company with respect to employees of those entities, and the same individuals served as directors of each of these boards.

         The practice of the Compensation Committee in future years will likely be to review directly the compensation and performance of Mr. Duncan as chief executive officer and to review recommendations by Mr. Duncan for the compensation of other senior executive officers.


Performance Graph

         The following graph includes a line graph comparing the yearly percentage change in the Company's cumulative total shareholder return on its Class A common stock during the five year period from December 31, 1990 through December 31, 1995. This return is measured by dividing (1) the sum of (a) the cumulative amount of dividends for the measurement period (assuming dividend reinvestment, if any) and (b) the difference between the Company's share price at the end and the beginning of the measurement period, by (2) the share price at the beginning of that measurement period. This line graph is compared in the following graph with two other line graphs during that five year period: (1) a market

ASS008BD.WP5                                                            Page 18
index and (2) a peer index. The market index is the Center for Research in Securities Prices Index for the Nasdaq Stock Market for United States companies. It presents cumulative total returns for a broad based equity market assuming reinvestment of dividends and is based upon companies whose equity securities are traded on the Nasdaq Stock Market. The peer index is the Center for Research in Securities Prices Index for Nasdaq Telecommunications Stock. It presents cumulative total returns for the equity market in the telecommunications industry segment assuming reinvestment of dividends and is based on companies whose equity securities are traded on the Nasdaq Stock Market. The line graphs represent monthly index levels derived from compounding daily returns.

         In constructing each of the line graphs in the following graph, the closing price at the beginning point of the five year measurement period has been converted into a fixed investment, stated in dollars, in the Company's Class A common stock (or in the stocks represented by a given index in the cases of the two comparison indexes), with cumulative returns for each subsequent fiscal year measured as a change from that investment. Data for each succeeding fiscal year during the five-year measurement period are plotted with points showing the cumulative total return as of that point. The value of a shareholder's investment as of each point plotted on a given line graph is the number of shares held at that point multiplied by the then prevailing share price.

         The Company's Class B common stock is traded over-the-counter on a more limited basis, and therefore comparisons similar to those previously described for the Class A common stock are not directly available. However, the performance of Class B common stock may be analogized to that of the Class A common stock in that the Class B common stock is readily convertible to Class A common stock by request to the Company.

ASS008BD.WP5                                                            Page 19

         As to the electronic filing of the Form 10-K/A with the Securities and Exchange Commission, the Performance Graph is presented in the following tabular form giving the cumulative total returns as of the last business day for each year in question:


                                  COMPARISON OF FIVE YEAR-CUMULATIVE TOTAL RETURNS
                                                PERFORMANCE GRAPH FOR
                                             GENERAL COMMUNICATION, INC.


================================= ======================= ========================== ===============================

                                                          NASDAQ Stock               NASDAQ Peer
                                                          Market Index               Index for
Measurement Period                                        for U.S.                   Telecommunications
(Fiscal Year Covered)             Company                 Companies                  Stock
- --------------------------------- ----------------------- -------------------------- -------------------------------
Measurement Point

12/31/90                          $100.00                 $100.00                    $100.00

FYE 12/31/91                        90.48                  160.56                     137.92

FYE 12/31/92                       123.81                  186.87                     169.40

FYE 12/31/93                       241.27                  214.51                     261.20

FYE 12/30/94                       196.83                  209.69                     215.95

FYE 12/29/95                       260.32                  296.30                     259.94
================================= ======================= ========================== ===============================

ASS008BD.WP5                                                            Page 20

(3) Item 12, Part III. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following text is extracted from the Proxy Statement.

             SHAREHOLDINGS OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

Principal Shareholders

         So far as is known to management of the Company, as of the Record Date, the following persons each owned beneficially more than 5% of the outstanding shares of Class A common stock or Class B common stock of the Company. A beneficial owner includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares the following powers within 60 days of the Record Date: (1) voting power, which includes the power to vote or to direct the voting of shares of common stock of the Company; or (2) investment power, which includes the power to dispose of or to direct the disposition of, such shares of common stock of the Company. So far as is known to the Company, the persons named in the table had sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the footnotes to the table. Shares issuable upon exercise of outstanding options and warrants are deemed to be outstanding for the purpose of computing the percentage of ownership of persons owning such options or warrants but have not been deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

ASS008BD.WP5                                                            Page 21

==============================================================================================================
                                   SHAREHOLDINGS OF PRINCIPAL SHAREHOLDERS
            Title                                                  Amount and Nature
             of                Name and Address                       of Beneficial                   Percent
            Class              of Beneficial Owner                      Ownership                    of Class
- ------------------------------ ------------------------------- ------------------------- ---------------------
           Class A             Ronald A. Duncan                         1,281,971 (1)                     6.4
           Class B             2550 Denali St., Suite 1000                248,062 (1)                     5.9
                               Anchorage, Alaska 99503

           Class A             General Communication, Inc.              1,688,643                         8.6
           Class B             Employee Stock Purchase Plan               145,698                         3.5
                               2550 Denali Street, Suite 1000
                               Anchorage, Alaska  99503

           Class A             Bufka & Rodgers, Inc.                    1,116,900                         5.7
           Class B             425 North Martingale Road,                      -0-                          -
                               Suite 750
                               Schaumburg, Illinois  60173

           Class A             Kearns-Tribune Corporation                 300,200                         1.5
           Class B             400 Tribune Building                       225,000                         5.4
                               Salt Lake City, Utah 84111

           Class A             Bob Magness                                273,992 (2)                     1.4
           Class B             Chairman of the Board                      815,048 (2)                    19.5
                               Tele-Communications, Inc.
                               5619 DTC Parkway
                               Englewood, Colorado 80111

           Class A             MCI Telecommunications                   6,251,509 (3)                    31.7
           Class B                Corporation                           1,275,791 (3)                    30.5
                               1801 Pennsylvania Avenue, N.W.
                               Washington, D.C. 20006

           Class A             Robert M. Walp                             572,845 (4)                     2.9
           Class B             804 P Street, No. 4                        303,457 (4)                     7.3
                               Anchorage, Alaska 99501

           Class A             Voting Agreement                         7,638,900 (5)                    38.8
           Class B             c/o General Communication,               2,400,591 (5)                    57.5
                               Inc.
                               2550 Denali Street, Suite 1000
                               Anchorage, Alaska  99503
                               Attn: Ronald A. Duncan

           Class A             Wellington Management Co.                1,400,800 (6)                     7.1
           Class B             75 State Street                                 -0-                          -
                               Boston, Massachusetts 02109

           Class A             TCI GCI, Inc.                                   -0-                          -
           Class B             5619 DTC Parkway                           590,043 (7)                    14.1
                               Englewood, Colorado 80111

============================== =============================== ========================= =====================

- -------------------

1 Includes 18,560 shares of Class A and 8,242 shares of Class B common stock gifted by Mr. Duncan to the Amanda Miller Trust, where Ms. Miller is the daughter of Mr. Duncan's spouse, Dani Bowman, and Mr. Duncan has a reversionary interest in those shares. Includes 105,111 shares of Class A common stock of the Company held by the Company in its name but for the benefit of Mr. Duncan pursuant to the terms of the First Duncan Deferred Compensation Agreement and 13,750

ASS008BD.WP5                                                            Page 22

         shares of Class A common stock of the Company held by the Company in its name but for the benefit of Mr. Duncan pursuant to the terms of the Second Duncan Deferred Compensation Agreement. See "MATTERS TO BE ACTED UPON AT THE MEETING: 1. DIRECTOR ELECTIONS - Remuneration of Directors and Executive Officers - Summary Compensation." Includes 852,775 shares of Class A and 233,708 shares of Class B common stock of the Company owned by Mr. Duncan but subject to a Voting Agreement. See, "SHAREHOLDINGS OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT: Changes in Control - Voting Agreement." Does not include 5,760 shares of Class A or 27,020 shares of Class B common stock held by Ms. Bowman, to which Mr. Duncan disavows any interest.

         Mr. Duncan had as of the Record Date the following interests in the shares beneficially owned by him: (1) sole power to vote or to direct the vote - no shares of Class A or Class B common stock; (2) shared power to vote or to direct the vote -852,775 shares of Class A and 233,708 shares of Class B common stock; (3) sole power to dispose or to direct the disposition - 103,341 shares of Class A and no shares of Class B common stock; and (4) shared power to dispose or to direct the disposition - 841,209 shares of Class A and 239,820 shares of Class B common stock.

2 Includes 177,324 shares of Class A common stock of the Company and 194,440 shares of Class B common stock of the Company from the Estate of Betsy Magness, in which Mr. Magness is beneficial owner and executor.

         Mr. Magness owns 25 percent, beneficially and of record, and another 25 percent, beneficially as executor of the Estate of Betsy Magness, of the stock of KGBB, Inc., a Colorado corporation which holds 40,000 shares of Class A common stock of the Company, and as a result may be deemed to have shared voting and investment power over those 40,000 shares. The number of shares in the table includes 20,000 shares of Class A common stock of the Company directly and beneficially owned by Mr. Magness due to his shareholdings in KGBB, Inc.

3        All  of  these  shares  are  subject  to  a  Voting   Agreement.   See,
         "SHAREHOLDINGS OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT: Changes in Control - Voting Agreement."

         MCI Telecommunications Corporation had as of the Record Date the following interests in the shares beneficially owned by it: (1) sole power to vote or to direct the vote - no shares of Class A or Class B common stock; (2) shared power to vote or to direct the vote - 6,251,509 shares of Class A common stock and 1,275,791 shares of Class B common stock; (3) sole power to dispose or to direct the disposition
         - 6,251,509 shares of Class A and 1,275,791 shares of Class B common stock; (4) shared power to dispose or to direct the disposition - no shares of Class A or Class B common stock.

4 Includes 534,616 shares of Class A and 301,049 shares of Class B common stock of the Company owned by Mr. Walp but subject to a Voting Agreement. See, "SHAREHOLDINGS OF PRINCIPAL SHAREHOLDERS AND
         MANAGEMENT: Changes in Control - Voting Agreement."

         Mr. Walp had as of the Record Date the following interests in the shares beneficially owned by him: (1) sole power to vote or to direct the vote - no shares of Class A or Class B common stock; (2) shared power to vote or to direct the vote - 534,616 shares of Class A and 301,049 shares of Class B common stock; (3) sole power to dispose or to direct the disposition- 534,616 shares of Class A and 301,049 shares of Class B common stock; and (4) shared power to dispose or to direct the disposition - 38,229 shares of Class A and 2,408 shares of Class B common stock.

5        The Voting  Agreement is described  elsewhere in this Proxy  Statement.
         Does not include shares to be issued to the Prime Sellers. See "SHAREHOLDINGS OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT: Changes in Control - Voting Agreement."

6 Number of shares beneficially owned by the reporting person with shared dispositive power. Number of shares beneficially owned by the reporting person with shared voting power was 720,800 shares.

7 All of these shares are subject to the Voting Agreement. See, "SHAREHOLDINGS OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT: Changes in Control - Voting Agreement."

         TCI GCI, Inc. had as of the Record Date the following interests in the shares beneficially owned by it: (1) sole power to vote or to direct the vote - no shares of Class A or Class B common stock; (2) shared power to vote or to direct the vote - no shares of Class A common stock and 590,043 shares of Class B common stock; (3) sole power to dispose or to direct the disposition - no shares of Class A common stock and 590,043 shares of Class B common stock; (4) shared power to dispose or to direct disposition - no shares of Class A or Class B common stock.
- ------------------

ASS008BD.WP5                                                            Page 23

Management

         The following table sets forth information with respect to the beneficial ownership of shares of the Company's Class A and Class B common stock as of the Record Date by each director and nominee of the Company, by the Named Executive Officers and by all directors and executive officers of the Company as a group. Shares issuable upon exercise of outstanding options and warrants are deemed to be outstanding for the purpose of computing the percentage of ownership of the individual owning such options or warrants but have not been deemed to be outstanding for the purpose of computing the percentage of ownership of any other individual. So far as is known to the Company, the individuals identified in the table had sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the footnotes to the table.

ASS008BD.WP5                                                            Page 24

====================================================================================================================
                                    SHAREHOLDINGS OF MANAGEMENT OF THE COMPANY
                                                                     Amount and Nature
Title of                                                                    Beneficial                      Percent
 Class                         Name of Beneficial Owner                  Ownership (1),(2)                 of Class (3)
- ------------------------------ ---------------------------- --------------------------- ----------------------------
Class A                        William C. Behnke                               235,274                          1.2
Class B                                                                             -0-                           -

Class A                        Ronald A. Duncan                              1,281,971  (4)                     6.4
Class B                                                                        248,062  (4)                     5.9

Class A                        Donne F. Fisher                                 211,307  (5)                     1.0
Class B                                                                         27,688  (5)                       *

Class A                        John W. Gerdelman                                    -0- (6)                       -
Class B                                                                             -0- (6)                       -

Class A                        G. Wilson Hughes                                545,726  (7)                     2.7
Class B                                                                          2,642                            *

Class A                        John M. Lowber                                  413,488                          2.0
Class B                                                                          6,140                            *

Class A                        Carter F. Page                                  207,327                          1.0
Class B                                                                         25,246                            *

Class A                        Larry E. Romrell                                     -0- (5)                       *
Class B                                                                            328  (5)                       *

Class A                        James M. Schneider                                   -0- (6)                       -
Class B                                                                             -0- (6)                       -

Class A                        Dana L. Tindall                                 190,760                          1.0
Class B                                                                          3,647                            *

Class A                        Robert M. Walp                                  572,845  (8)                     2.9
Class B                                                                        303,457  (8)                     7.3

Class A                        All Directors and                            4,113,1755  (6)                    19.3
Class B                        Executive Officers as a                        699,3785  (6)                    16.8
                               Group
                               (13 Persons)
============================== ============================ =========================== ============================

- ------------------------

1 Includes interests of executive officers and directors in shares of common stock of the Company held as of December 31, 1995 by the trustees the Company's Stock Purchase Plan in that allocations under the plan are made quarterly on March 31, June 30, September 30, and December 31. These shares are not immediately accessible to participants  in that  plan.  See,  "MATTERS  TO BE  ACTED  UPON AT THE
         MEETING: 1. DIRECTOR ELECTIONS - Remuneration of Directors and Executive Officers - Summary Compensation and Stock Purchase Plan."

2 Includes options and warrants granted to individual directors and executive officers as of the Record Date.

3 An asterisk (*) means the person is the beneficial owner of less than 1% of the corresponding class of common stock.

4 Includes 18,560 shares of Class A and 8,242 shares of Class B common stock gifted by Mr. Duncan to the Amanda Miller Trust, where Ms. Miller is the daughter of Mr. Duncan's spouse Dani Bowman, and Mr. Duncan has a reversionary interest in those shares. Includes 105,111 shares of Class A common stock of the Company held by the Company in its name but for the benefit of Mr. Duncan pursuant to the terms of the First Duncan Deferred Compensation Agreement and 13,750 shares of Class A common stock of the Company held by the Company in its name but for the benefit of Mr. Duncan pursuant to the terms of the Second Duncan Deferred Compensation Agreement. See, "MATTERS TO BE ACTED UPON AT THE
         MEETING: 1. DIRECTOR ELECTIONS - Remuneration of Directors and Executive Officers - Summary

ASS008BD.WP5                                                            Page 25

         Compensation." Includes 852,775 shares of Class A and 233,708 shares of Class B common stock of the Company owned by Mr. Duncan but subject to a Voting Agreement. See, "SHAREHOLDINGS OF PRINCIPAL SHAREHOLDERS AND
         MANAGEMENT: Changes in Control - Voting Agreement." Does not include 5,760 shares of Class A or 27,020 shares of Class B common stock held by Ms. Bowman, to which Mr. Duncan disavows any interest.

         Mr. Duncan had as of the Record Date the following interest in the shares beneficially owned by him: (1) sole power to vote or to direct the vote - no shares of Class A or Class B common stock; (2) shared power to vote or to direct the vote -852,775 shares of Class A and 233,708 shares of Class B common stock; (3) sole power to dispose or to direct the disposition - 103,341 shares of Class A and no shares of Class B common stock; and (4) shared power to dispose or to direct the disposition - 841,209 shares of Class A and 239,780 shares of Class B common stock.

5 Does not include holdings of TCI GCI, Inc. in the Company, where TCI GCI, Inc. is a subsidiary of TCI and Mr. Fisher is a consultant for and Mr. Romrell is an officer of TCI.

6 Does not include holdings of MCI Telecommunications Corporation in the Company, where Messrs. Gerdelman and Schneider are officers of that corporation.

7 Includes 3,750 shares of Class A common stock of the Company held by the Company in its name but for the benefit of Mr. Hughes pursuant to the terms of the Hughes Deferred Compensation Agreement. See, "MATTERS TO BE ACTED UPON AT THE MEETING: 1. DIRECTOR ELECTIONS - Remuneration of Directors and Executive Officers - Summary Compensation."

8 Includes 534,616 shares of Class A and 301,049 shares of Class B common stock of the Company owned by Mr. Walp but subject to a Voting Agreement. See, "SHAREHOLDINGS OF PRINCIPAL SHAREHOLDERS AND
         MANAGEMENT: Changes in Control - Voting Agreement."

         Mr. Walp had as of the Record Date the following interests in the shares beneficially owned by him: (1) sole power to vote or to direct the vote - no shares of Class A or Class B common stock; (2) shared power to vote or to direct the vote - 534,616 shares of Class A and 301,049 shares of Class B common stock; (3) sole power to dispose or to direct the disposition - 534,616 shares of Class A and 301,049 shares of Class B common stock; and (4) shared power to dispose or to direct the disposition - 38,229 shares of Class A and 2,408 shares of Class B common stock.

- ----------------------

Changes in Control

         Acquisition Plan. On March 14, 1996 the Company entered into four non-binding letters of intent as an initial step in a plan of acquisition ("Acquisition Plan") to acquire several Alaskan cable companies ("Cable Companies") that offer cable television services to more than 101,000 subscribers serving approximately 74% of households throughout the state. The total purchase price is approximately $280.7 million, and, as a part of the Acquisition Plan, the Company is to issue approximately 16.3 million share of Class A common stock to the owners of the Cable Companies valued at $105.7 million. The balance of the purchase price is to be provided by approximately $175 million of bank financing. As a part of the Acquisition Plan, the Company proposes to raise additional capital separate from the acquisitions through a sale of 2 million shares of Class A common stock ("MCI Company Shares") to MCI Telecommunications Corporation ("MCI") valued at $13 million. The Company has entered into a non-binding letter of intent with MCI on that proposed sale. Both the shares to be issued to MCI and to the Cable Company owners are valued at $6.50 per share. The letters of intent provide that the definitive terms and conditions for several proposed transactions of the Acquisition Plan ("Proposed Transactions") are to be reduced to written agreements with final closings to occur not later than December 31, 1996. As of April 29, 1996, the Company was in the process of entering into those agreements ("Purchase Agreements"), subject to, among other conditions, the prior approval of the shareholders of the Company.

         The Cable Companies involved in the Proposed Transactions are as follows: (1) Prime Cable of Alaska, L.P. ("Prime"); (2) Alaska Cablevision, Inc. ("Alaska Cablevision"); (3) McCaw/Rock Homer Cable System, a joint venture, and McCaw/Rock Seward Cable System, a joint venture ("McCaw/Rock Homer

ASS008BD.WP5                                                            Page 26

Cable System" and "McCaw/Rock Seward Cable System," respectively, collectively, "McCaw/Rock Cable Systems"); and (4) Alaskan Cable Network, Inc. ("Alaskan Cable").

         Prime owns and operates cable television businesses located in Anchorage, Eagle River, Chugiak, Kenai, Soldotna, Bethel, Fort Richardson, and Elmendorf Air Force Base, Alaska ("Prime Alaska System"). Alaska Cablevision owns and operates cable television businesses and cable television systems located in Petersburg, Wrangell, Cordova, Valdez, Kodiak, Nome, and Kotzebue, Alaska. McCaw/Rock Homer Cable System owns and operates the cable television business and cable television system located in Homer, Alaska. McCaw/Rock Seward Cable System owns and operates the cable television business and cable television system located in Seward, Alaska. Alaskan Cable owns and operates cable television businesses and cable television systems located in Fairbanks, Juneau, Sitka and Ketchikan, Alaska.

         As a result of the final closing on the Proposed Transactions, there will be no material differences in the rights of shareholders of the Company. However, a substantial number of new shares of Class A common stock will be issued to certain of the Cable Companies or their principals, thus diluting the interest of existing shareholders.

         The Prime Purchase Agreement centers on the Company's offer to acquire all of the partnership and participation interests in Prime from the present holders of those securities who are entities affiliated with a Prime management group ("Prime Sellers"). As a result of the Proposed Transactions involving Prime, the Company would become the owner, directly or indirectly through wholly-owned subsidiaries, of 100% of the limited partner and general partner interests in Prime. Under the Prime Purchase Agreement, the Company is to deliver to the Prime Sellers at closing 11.8 million shares of its Class A common stock in payment and exchange for those security interests in Prime. Under that agreement the Prime Sellers are to have the right to require registration of those shares under the federal Securities Act of 1933, as amended ("Securities Act"), for the initial distribution to them and, if required, subsequent resales by them in the open market. Such rights are subject to restrictions on resales during the 149 day period commencing with the final closing date of the agreement. The Prime Purchase Agreement provides that Prime II Management, L.P., the manager of Prime as of the Record Date, is to enter into a management agreement ("Prime Management Agreement") with the Company whereby the limited partnership would for a fee provide management services to Prime with respect to the Prime Alaska System. The term of the Prime Management Agreement is to be nine years, but it is terminable after two years at the option of either party.

         The Prime Purchase Agreement is subject to a number of conditions precedent to its final closing including the obtaining of consents of various persons including state and federal regulators, shareholders of the parties involved including the Company, the Prime owners, lenders, and partners, and the Company's lenders. It is also subject to MCI purchasing the MCI Company Shares as further described below.

         Under the Prime letter of intent, the Company is to take such actions as are necessary to cause its Board to expand to include two additional members. The Company is to cooperate with the Prime Sellers to amend the Voting Agreement described elsewhere in this Proxy Statement in order that the Prime Sellers may become parties to that agreement and appoint two members to the Board as of the final closing on the Prime Purchase Agreement. See, "SHAREHOLDINGS OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT: Changes in Control - Voting Agreement." The right to designate one of those members to be elected to the Board is to continue until the Prime Sellers cease to own in the aggregate at least 10% of the outstanding Class A common stock of the Company. The other one of such two members is to continue until the Prime Management Agreement terminates.

         The Alaska Cablevision Purchase Agreement centers on the Company's offer to purchase all of the assets (excluding cash assets) of Alaska Cablevision. Alaska Cablevision has two affiliated

ASS008BD.WP5                                                            Page 27
companies, the McCaw/Rock Cable Systems, as described below. Under the Alaska Cablevision Purchase Agreement, the Company is to deliver to Alaska Cablevision on the final closing date as payment for the Alaska Cablevision assets $26,650,000 plus an amount equal to Alaska Cablevision's current assets as of that date payable as follows: (1) $16,650,000 plus an amount equal to Alaska Cablevision's current assets as of that date, in cash; and (2) $10,000,000 in subordinated notes of the Company convertible into shares of the Company's Class A common stock at conversion rates as set forth in the agreement. Should all of the notes be converted in accordance with the terms of the agreement, the Company would issue a total of 1,538,000 shares of Class A common stock. The notes are to bear simple, non-compounding interest at the lowest rate allowable by the Internal Revenue Service under imputed interest rules in effect as of the closing on the Alaska Cablevision Purchase Agreement. Any indebtedness on the notes not previously converted into common stock of the Company is to be due and payable in full in a single, lump sum payment on the tenth anniversary of the initial date of issuance of the notes. The notes are to be subordinated to the Company's presently existing and later incurred senior indebtedness. The notes are to be convertible on an annual basis into shares of common stock of the Company during a 15 day period each year for 10 years. Under the agreement and following the expiration of a 180 day period commencing with the final closing date on the agreement, the holders of those shares are to be entitled to one demand registration under the Securities Act per year for 10 years, and they are to have other piggyback registration rights with respect to those shares. The Alaska Cablevision Purchase Agreement is subject to a number of conditions precedent to its final closing including the obtaining of consents of various persons including state and federal regulators, shareholders of the Company and Alaska Cablevision, and the lenders of the Company and Alaska Cablevision.

         The McCaw/Rock Purchase Agreement centers on the Company's offer to purchase all of the assets (excluding cash assets) of the McCaw/Rock Cable
Systems. Under the Agreement the Company is to deliver to McCaw/Rock Cable Systems on the final closing date as payment for the assets of those systems $4,350,000 plus an amount equal to the systems' current assets as of that date payable in cash. The agreement is subject to a number of conditions precedent to its final closing including the obtaining of consents of various persons including state and federal regulators, shareholders of the Company and of the owners of the McCaw/Rock Cable Systems, and the lenders of the Company and the systems.

         The Alaskan Cable Purchase Agreement centers on the Company's offer to purchase all of the assets of Alaskan Cable. Under the agreement, the Company is to deliver to Alaskan Cable on the final closing date, as payment for those assets, $70 million, payable as follows: (1) $51 million in cash; and (2) 2,923,077 shares of the Company's Class A common stock. Under the agreement the present Alaskan Cable shareholder is to have the right to require registration of those shares under the Securities Act for the initial distribution to and subsequent resales by that person and subject further to restrictions on resales during the 149 day period commencing with the final closing date of the agreement. The Alaskan Cable Purchase Agreement is subject to a number of conditions precedent to its final closing including the obtaining of consents of various persons including state and federal regulators, shareholders of the Company and Alaskan Cable, and the lenders of the Company and Alaskan Cable.

         The MCI Purchase Agreement centers on the purchase by MCI of the MCI Company Shares to be issued by the Company upon final closing on the agreement and the payment of the purchase price by MCI. The agreement states that MCI's obligation to purchase the shares is contingent upon the consummation of the Prime Purchase Agreement. The agreement is further subject to a number of conditions precedent to its final closing including the obtaining of all required federal, state, and local regulatory consents and approvals, as well as any consents and approvals required by the shareholders of the Company or any material agreement of the Company. Under the agreement, MCI is to have the right to require registration under the Securities Act of a portion or all of those shares. These shares would be subject to the provisions of the Voting Agreement discussed elsewhere in this Proxy Statement, See, "SHAREHOLDINGS OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT: Changes in Control Voting Agreement."

ASS008BD.WP5                                                            Page 28

         Should the 18.3 million shares of Class A common stock to be issued under the Acquisition Plan be issued as of the Record Date, the percent shareholdings in the Company would become as follows: (1) Prime Sellers - 28%;
(2) MCI -- 23% (down from approximately 30% immediately prior to the closing on the Proposed Transactions involved in the Acquisition Plan); (3) the Company's employees and management combined -- 9%; (4) Alaskan Cable -- 7%; (5) Alaska Cablevision -- 4%; and (6) others -- 29%. The shareholdings of MCI, the Cable Companies, and certain other persons are subject to the Voting Agreement described elsewhere in this Proxy Statement. See, "SHAREHOLDINGS OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT: Changes in Control - Voting Agreement."

         Voting Agreement. As a part of the agreement for the issuance of 6,251,509 shares of Class A and 1,275,791 shares of Class B common stock of the Company to MCI in 1993 ("MCI Stock"), the Company agreed to assure the corporation that it may appoint a minimum of two members to the Company's expanded seven member board of directors. On May 28, 1993, three principal shareholders, including two officers and directors of the Company (Messrs. Duncan and Walp and WSMC), entered into a voting agreement ("Voting Agreement") with MCI which provides in part, that the voting stock of these persons will be voted at shareholder meetings as a block in favor of no more than two nominees by the corporation for no more than two positions on the board of directors at any one time. The Voting Agreement similarly commits MCI and the other three parties to vote their shares for four board nominees proposed by and allocated between the other parties.

         As a part of the Acquisition Plan, the parties to the Voting Agreement allowed the Prime Sellers, through a designated representative, to become a party to and participant in the agreement. The agreement is to be amended to accommodate the increase of the board of directors from seven to nine positions and to provide expressly that the voting stock of the participants in the Voting Agreement will be voted at shareholder meetings as a block in favor of no more than two nominees to be presented by the Prime Sellers for no more than two positions on the board at any one time. Such right to designate an individual to one of those positions to be elected to the board is to continue until the Prime Sellers cease to own in the aggregate at least 10% of the outstanding Class A common stock of the Company. The right to select an individual to the other one of such two positions is to continue until the Prime Management Agreement terminates.

         As of the Record Date, Mr. Gerdelman remained as one of the recommended MCI Telecommunications Corporation selections for the Board. It is anticipated that the parties to the Voting Agreement will cast all of their votes for Messrs. Gerdelman, Page, and Walp. It is anticipated that the parties to the Voting Agreement will cast all of their votes for these two nominees, and for the nominees proposed by the Prime Sellers, provided the shareholders approve the Acquisition Plan. As of the Record Date, the voting stock of the parties to the Voting Agreement (in April, 1995 WSMC transferred its shareholdings in the Company to TCI GCI, Inc., and TCI GCI, Inc. became subject to the Voting Agreement) constituted in excess of a simple majority of the outstanding voting power of the Company. The term of the Voting Agreement will be through the completion of the annual meeting of shareholders of the Company taking place in 1997 or until there is only one party to that agreement, which ever first occurs. However, the parties may extend the term upon unanimous consent.

         Pledges of Stock of Subsidiaries. Should the Company default on its obligations under the Credit Agreement with its present Senior Lender, that lender may exercise the pledge of stock provisions of that agreement pertaining to the subsidiaries of the Company and thereby gain direct control of the essential operating assets through which the Company and its subsidiaries provide telecommunication services. See, "CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS:   Certain   Transactions  with  Management  and  Others  -  Credit
Agreement."

ASS008BD.WP5                                                            Page 29

(4)      Item 13, Part III.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The following text is extracted from the Proxy Statement:

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions with Management and Others

         Acquisition Plan. The Acquisition Plan includes Proposed Transactions providing that the Prime Sellers will have the right to select individuals for nominees to two positions on the board of directors of the Company. The Acquisition Plan also provides registration rights to owners of certain of the Cable Companies. The Acquisition Plan requires the Company to enter into the Prime Management Agreement with an affiliate of the Prime Sellers. These transactions are further described elsewhere in this Proxy Statement. See, "Changes in Control - Acquisition Plan" elsewhere in this Proxy Statement.

         MCI Agreements. In December, 1992, MCI and the Company entered into a letter of intent outlining the general terms and conditions of several proposed arrangements between them to be subsequently reduced to separate agreements ("MCI Agreements"). Under the MCI Agreements, in addition to MCI acquiring a substantial portion of the outstanding common stock of the Company and entering into the Voting Agreement to ensure that it would be able to appoint or otherwise elect at least two members to the Board, MCI and the Company have established or will establish various business arrangements between them. These arrangements include the following: (1) providing telecommunications services by each party to the other; (2) licensing of certain MCI service marks to the
Company for use in Alaska; (3) leasing by MCI from the Company and the subleasing back by the Company of one-ninth of the undersea fiber optic cable linking Seward, Alaska with Pacific City, Oregon; (4) purchasing by MCI of certain service marks of the Company; (5) other communication network sharing; and (6) sharing of various marketing, engineering, and operating resources. As of the Record Date, the Company had executed access service, carrier, 1-800 collect service mark and product, and undersea fiber optic cable agreements with MCI pertaining to items (1)-(3) and was in the process of negotiating agreements pertaining to items (4)-(6). These arrangements have during the year ended December 31, 1995 resulted in revenues to MCI and its subsidiaries of approximately $8.4 million and revenues to the Company of approximately $24 million.

         In March, 1996, the Company and MCI amended the Contract for Alaska Access Services and the MCI Carrier Agreement, both of which agreements the parties had initially entered into effective January 1, 1993. The access agreement addresses transmission services provided by the Company to MCI for its traffic and the charges for such services. The carrier agreement addresses transmission services provided by MCI to the Company for its traffic and the charges for such services. The carrier agreement amendment is the fifth effective amendment to the agreement and extends the term of the agreement by three years. The prior amendments provided for new, expanded, or revised services by MCI to the Company and adjustments of charges for those services. The access agreement amendment is the first effective amendment to the agreement. It extends the term of the agreement by three years and reduces the rate in dollars to be charged by the Company for certain MCI traffic for the time period April 1, 1996 through July 1, 1999 and thereafter. The rate reduction, if applied to the number of minutes to be carried by the Company in 1996 and 1997, based upon minutes carried by the Company during 1995, would reduce the Company's 1996 and 1997 revenue by approximately $322,000 and $399,000, respectively. Those recent amendments to the two agreements do not otherwise change the agreements. The Company considered the amendments of both agreements together as in its best interest. With these amendments, the Company is assured that MCI, the Company's largest customer, will continue to make use of the Company's services during the extended term.

ASS008BD.WP5                                                            Page 30

         As a part of the Acquisition Plan, MCI has agreed to purchase an additional 2 million shares of Class A common stock of the Company. See, "SHAREHOLDINGS OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT: Changes in Control - Acquisition Plan."

         Credit Agreement. In May, 1993, the Company completed a refinancing which provided a new $15 million senior facility ("Credit Agreement") with NationsBank in Dallas, Texas ("Senior Lender"). The Credit Agreement continues a number of conditions imposed under previous credit agreements entered into by the Company. In compliance with one of those conditions, the Company previously formed GCC, an Alaska corporation and wholly owned subsidiary of the Company. On November 30, 1990 all of the Company's operating assets were transferred to GCC, where all of the outstanding capital stock of GCC was pledged to the then senior lenders of the Company. This reorganization proposal was approved by the shareholders of the Company at the June 7, 1990 annual shareholders meeting. That pledge is now made to the Senior Lender and will remain in place for so long as the Credit Agreement remains in effect. As of the Record Date, the outstanding common stock of GCC remained pledged to the Senior Lender. Throughout the year ended December 31, 1995 and from that date through the Record Date, the Company was in full compliance with all terms of the Credit Agreement. See, "ANNUAL REPORT."

         WSMC Agreements. The Company purchased services and used some facilities of WSMC to allow the Company to provide its telecommunication services in other states in the country. The total of such purchases from WSMC by the Company during the year ended December 31, 1995 was approximately $245,000.

         Duncan Lease. The Company entered into a long-term capital lease agreement in 1991 with a partnership of which Mr. Duncan, the Company's president, was a 50% owner. Mr. Duncan sold his interest in the partnership in 1992 but remained a guarantor on the note used to finance acquisition of the property. During 1993, Mr. Duncan married Dani Bowman, the individual to whom he sold his interest in the partnership, and as of the Record Date, the property was owned in its entirety by the president's spouse. The property under lease consists of a building presently occupied cupied by the Company. The lease term is 15 years with monthly payments of $14,400, increasing in $800 increments at each two year anniversary of the lease. The first incremental increase occurred in 1993. If the owner sells the premises prior to the end of the tenth year of the lease, the owner will rebate to the Company one-half of the net sales price received in excess of $900,000. If the property is not sold prior to the tenth year of the lease, the owner will pay the Company the greater of one-half of the appreciated value of the property over $900,000, or $500,000. The leased asset was capitalized in 1991 at the owner's cost of $900,000 and the related obligation was recorded in the financial statements for the Company as reflected in the Annual Report. See, "ANNUAL REPORT."

Indebtedness of Management

         On August 13, 1993 Mr. Duncan obtained a loan of $500,000 from the Company ("Duncan Loan") and executed a non-recourse promissory note to the Company which bears an interest rate equal to the variable rate paid by the Company on its Credit Agreement with its Senior Lender. Mr. Duncan is to pay off the Duncan Loan in one payment of principal and accrued interest 90 days after the termination of his employment with the Company or July 30, 1998, whichever is earlier. The money was used to pay down a portion of the indebtedness of Mr. Duncan on the WSMC Loans allowing for the release to Mr. Duncan of 223,000 shares of Class A common stock used as collateral on that loan. Those shares were then pledged as collateral to secure the Duncan Loan. See, "SHAREHOLDINGS OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT: Changes in Control - Duncan Stock Pledges." The largest outstanding balance of principal and interest on the Duncan Loan during the year ended December 31, 1995 was $585,966 on that date. As of the Record Date the outstanding balance of principal and interest on the Duncan Loan was $597,223.

ASS008BD.WP5                                                            Page 31

         During 1995, the Company made payments to others on behalf of Mr. Duncan in the amount of $592. These payments, when added to advances made to Mr. Duncan in prior years totalled $15,594. Mr. Duncan reimbursed the Company $14,144 during 1995, which left a total of $1,450 outstanding at December 31, 1995.

         In May, 1994 Mr. Duncan received additional loans totalling $55,000 from the Company and executed two promissory notes totalling that amount. The terms were for interest to accrue at 7% per annum with principal to be paid in August, 1994. The notes were extended, and the full principal and interest in the amount of $55,686 was paid on March 6, 1995.

         In September, 1995, Mr. Duncan received an additional loan in the amount of $70,000. The terms were for interest to accrue at the variable rate paid by the Company on its Credit Agreement with its Senior Lender. The full principal and interest owed in the amount of $71,486 were paid in full on December 29, 1995.

         In April, 1993 Mr. Behnke obtained a loan from the Company in the amount of $48,000 and executed a promissory note. The note bears interest at 9% per annum, is secured by options to purchase 85,190 shares of Class A common stock of the Company, and was due on December 31, 1995. The Company extended the due date on the note to June 30, 1997. Accrued interest on the note totalled $11,540 at December 31, 1995 and $12,782 on the Record Date. In September, 1995 Mr. Behnke obtained another loan from the Company in the amount of $50,000 and executed a promissory note. The note bears interest at a rate equal to that paid by the Company to its Senior Lender pursuant to the Company's senior credit facility. The note is secured by the same options to purchase those 85,190 shares of Class A common stock and is due on June 30, 1997. Accrued interest on the note totalled $1,150 at December 31, 1995 and $2,276 on the Record Date.

         In August, 1994 and April, 1995 Mr. Dowling received loans from the Company of $224,359 and $86,000 respectively, and executed promissory notes secured by 160,297 shares of Company Class A and 74,028 shares of Class B common stock. The notes bear interest at 10% per annum and are payable in ten equal installments of principal and interest with the first payment on each due in August, 1996. Payment has not been made on the notes. The Company has extended the term of the notes with ten equal installments of principal and interest over a period of ten years due in August of each year with the first payment on each note due in August, 1996. Accrued interest totalled $36,476 at December 31, 1995 and $45,405 on the Record Date.

         Except as disclosed in this Proxy Statement, neither as a group nor individually did any director, executive officer, nominee for election as a director, any member of the immediate family of these persons, or any corporation or organization of which such director, executive officer, or nominee is an executive officer or partner and is directly or indirectly the beneficial owner of 10% or more of any class of equity securities of that corporation, or any trust or other estate in which such director, executive officer, or nominee of the Company has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity have during the year ended December 31, 1995 nor during the portion of calendar year 1996 ended on the Record Date, an indebtedness to the Company in an amount in excess of $60,000.

ASS008BD.WP5                                                            Page 32

                                     PART IV

(5) Item 14, Part IV. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (c)      Exhibits.

                  (1) Exhibit A: Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI
                           Communication    Corp.;

                  (2) Exhibit B: Galaxy X Transponder Service Agreement between Hughes Communications Satellite Services, Inc. and GCI Communication Corp.;

                  (3) Exhibit C: Framework Agreement between National Bank of Alaska and General Communication, Inc.; and

                  (4) Exhibit D: 1996 Call-Off Contract between National Bank of Alaska and General Communication, Inc.


These four commercial agreements have been included as exhibits to this Form 10-K/A in that they were executed in the year ended December 31, 1995 but were not included in the Company's Form 10-K for that year. Portions of the agreements identified as Exhibits A, C, and D have been redacted in that they are considered confidential by the Company. The unredacted agreements have been separately filed with the Securities and Exchange Commission pursuant to Rule 101(c)(1)(i) of Regulation S-T.

ASS008BD.WP5                                                            Page 33

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GENERAL COMMUNICATION, INC.


                                         By: /s/ Ronald A. Duncan
                                            Ronald A. Duncan, President
                                            (Chief Executive Officer)

Date:  April 25, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                   Title                     Date


/s/ Carter F. Page                  Chairman of the Board        April 25, 1996
Carter F. Page                      and Director

/s/ Robert M. Walp                  Vice Chairman of the Board   April 23, 1996
Robert M. Walp                      and Director

/s/ Ronald A. Duncan                President and Director,      April 25, 1996
Ronald A. Duncan                    (Chief Executive Officer)

/s/ Donne F. Fisher                 Director                     April 25, 1996
Donne F. Fisher

/s/ John W. Gerdelman               Director                     April 25, 1996
John W. Gerdelman

/s/ Larry E. Romrell                Director                     April 25, 1996
Larry E. Romrell

/s/ James M. Schneider              Director                     April 25, 1996
James M. Schneider

/s/ John M. Lowber                  Senior Vice President,       April 25, 1996
John M. Lowber                      Chief Financial Officer,
                                    Secretary and Treasurer

/s/ Alfred J. Walker                Vice President and Chief     April 25, 1996
Alfred J. Walker                    Accounting Officer

ASS008BD.WP5                                                            Page 34