Form 10-Q
period 1996-03-31
GENERAL COMMUNICATION INC
filed 1996-05-15
CIK 808461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



                                   (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

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

                    The number of shares outstanding of the registrant's classes of common stock, as of April 30, 1996 was:

                 19,718,236 shares of Class A common stock; and
                    4,177,434 shares of Class B common stock.

                                      INDEX

                           GENERAL COMMUNICATION, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                                                                                    PAGE NO
      PART I.     FINANCIAL INFORMATION

                  Item l.      Consolidated Financial Statements..........................................1

                               Consolidated Balance Sheets................................................1

                               Consolidated Statements of Operations......................................3

                               Consolidated Statements of Stockholders'
                                 Equity...................................................................4

                               Consolidated Statements of Cash Flows......................................5

                               Notes to Consolidated Financial Statements.................................6

                  Item 2.      Management's Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations............................................................20


      PART II.    OTHER INFORMATION

                  Item 1.      Legal Proceedings..........................................................26

                  Item 6.      Exhibits and Reports on Form 8-K...........................................26


      SIGNATURES..........................................................................................27


                                      (i)

                                     GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                                              Consolidated Balance Sheets


                                                                                                      (Unaudited)
                                                                                                        March 31,       December 31,
                                 ASSETS                                                                   1996                1995
      ----------------------------------------------------------                                        --------            -------
                                                                                                           (Amounts in thousands)
Current assets:
        Cash and cash equivalents (note 2) .............................................               $ 2,069                 4,017
                                                                                                       -------               -------

        Receivables:
                Trade ..................................................................                23,826                21,737
                Other ..................................................................                   233                   253
                                                                                                       -------               -------
                                                                                                        24,059                21,990
        Less allowance for doubtful receivables ........................................                   258                   295
                                                                                                       -------               -------
                Net receivables ........................................................                23,801                21,695
                                                                                                       -------               -------

        Prepaid and other current assets ...............................................                 1,891                 1,566
        Deferred income taxes, net (note 5) ............................................                   763                   746
        Inventory ......................................................................                 1,025                   991
        Notes receivable (note 3) ......................................................                   178                   167
                                                                                                       -------               -------

                Total current assets ...................................................                29,727                29,182
                                                                                                       -------               -------

      Property and equipment, at cost (notes 4 and 8)
        Land ...........................................................................                    73                    73
        Distribution systems ...........................................................                72,814                67,434
        Support equipment ..............................................................                14,121                11,610
        Property and equipment under capital leases ....................................                 2,030                 2,030
                                                                                                       -------               -------
                                                                                                        89,038                81,147
        Less amortization and accumulated depreciation .................................                35,551                33,789
                                                                                                       -------               -------
                Net property and equipment in service ..................................                53,487                47,358
        Construction in progress .......................................................                 2,155                 3,096
                                                                                                       -------               -------
                Net property and equipment .............................................                55,642                50,454

      Notes receivable (note 3) ........................................................                 1,032                   904
      Other assets, at cost, net of amortization .......................................                 4,194                 4,225
                                                                                                       -------               -------

                Total assets ...........................................................               $90,595                84,765
                                                                                                       =======               =======

      See accompanying notes to consolidated financial statements.

                                      (1)

                                     GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                                              Consolidated Balance Sheets
                                                      (Continued)

                                                                                                    (Unaudited)
                                                                                                      March 31,         December 31,
            LIABILITIES AND STOCKHOLDERS' EQUITY                                                        1996                  1995
      ------------------------------------------------                                                -------                -------
                                                                                                          (Amounts in thousands)
Current liabilities:
  Current maturities of long-term debt (note 4) ........................................             $  1,751                 1,689
  Current maturities of obligations under
     capital leases (note 8) ...........................................................                  250                   282
  Accounts payable .....................................................................               16,839                16,861
  Accrued payroll and payroll related obligations ......................................                2,181                 2,108
  Accrued liabilities ..................................................................                  980                 1,134
  Accrued income taxes (note 5) ........................................................                1,464                   547
  Accrued interest .....................................................................                  142                   132
  Deferred revenues ....................................................................                1,197                 1,317
                                                                                                     --------              --------
          Total current liabilities ....................................................               24,804                24,070

Long-term debt, excluding current maturities (note 4) ..................................               11,111                 8,291
Obligations under capital leases, excluding
   current maturities ..................................................................                    5                    26
Obligations under capital leases due to related parties,
   excluding current maturities (note 8) ...............................................                  725                   739
Deferred income taxes, net (note 5) ....................................................                7,034                 7,004
Other liabilities ......................................................................                1,745                 1,619
                                                                                                     --------              --------
          Total liabilities ............................................................               45,424                41,749
                                                                                                     --------              --------

Stockholders' equity (notes 2, 5 and 6): Common stock (no par):
          Class A.  Authorized
             50,000,000 shares; issued and
             outstanding 19,681,207 and 19,680,199
             shares at March 31, 1996 and December 31,
             1995, respectively ........................................................               13,913                13,912
          Class B.  Authorized
             10,000,000 shares; issued and
             outstanding 4,175,434 shares at
             March 31, 1996 and December 31, 1995 ......................................                3,432                 3,432
  Less cost of 122,611 Class A common
    shares held in treasury ............................................................                 (389)                 (389)
  Paid-in capital ......................................................................                4,058                 4,041
  Retained earnings ....................................................................               24,157                22,020
                                                                                                     --------              --------
          Total stockholders' equity ...................................................               45,171                43,016
                                                                                                     --------              --------
Commitments and contingencies (notes 8 and 10)
          Total liabilities and stockholders' equity ...................................             $ 90,595                84,765
                                                                                                     ========              ========
      See accompanying notes to consolidated financial statements.

                                      (2)

                                     GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                                         Consolidated Statements of Operations

                                                                                                            (Unaudited)
                                                                                                        Three Months Ended
                                                                                                              March 31,
                                                                                                    1996                      1995
                                                                                                  -------                   -------
                                                                                                       (Amounts in thousands
                                                                                                      except per share amounts)
Revenues:
  Transmission services (note 7) ...............................................                 $ 34,308                    27,029
  Systems sales and service ....................................................                    2,925                     1,871
  Other ........................................................................                      736                       793
                                                                                                 --------                  --------
          Total revenues .......................................................                   37,969                    29,693

Cost of sales ..................................................................                   21,302                    16,762
                                                                                                 --------                  --------

          Contribution .........................................................                   16,667                    12,931
                                                                                                 --------                  --------

Operating costs and expenses:
  Operating and engineering ....................................................                    2,624                     2,158
  Sales and communications .....................................................                    3,086                     1,917
  General and administrative ...................................................                    4,285                     3,630
  Legal and regulatory .........................................................                      441                       405
  Bad debt .....................................................................                      397                       283
  Depreciation and amortization ................................................                    1,887                     1,580
                                                                                                 --------                  --------
          Total operating costs and expenses ...................................                   12,720                     9,973
                                                                                                 --------                  --------

          Operating income .....................................................                    3,947                     2,958
                                                                                                 --------                  --------

Other income (expense):
  Interest expense (notes 2 and 4) .............................................                     (330)                     (362)
  Interest income ..............................................................                       70                       150
                                                                                                 --------                  --------
          Total other income (expense) .........................................                     (260)                     (212)
                                                                                                 --------                  --------

          Earnings before income taxes .........................................                    3,687                     2,746

Income tax expense (note 5) ....................................................                    1,550                     1,139
                                                                                                 --------                  --------

          Net earnings .........................................................                 $  2,137                     1,607
                                                                                                 ========                  ========

          Net earnings per common share ........................................                 $    .09                       .07
                                                                                                 ========                  ========


      See accompanying notes to consolidated financial statements.

                                      (3)

                                     GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                                    Consolidated Statements of Stockholders' Equity


                                                           (Unaudited)                          (Unaudited)
                                                             Shares of          Class A    Class B    Class A
                                                           Common Stock         Common     Common   Shares Held   Paid-in   Retained
                                                        Class A    Class B      Stock      Stock    in Treasury   Capital   Earnings
                                                        -------    -------      -----      -----    -----------   -------   --------
                                                       (Amounts in thousands)                       (Amounts in thousands)
Balances at December 31, 1994 .......................     19,617      4,179     $13,830      3,432       (328)      3,641     14,518

Net earnings ........................................         --         --          --         --         --          --      1,607
Class B shares converted to Class A .................          1         (1)         --         --         --          --         --
Tax effect of excess stock compensation
  expense for tax purposes over amounts
  recognized for financial reporting
  purposes ..........................................         --         --          --         --         --          11         --
Shares issued under stock option plan ...............         30         --          45         --         --          --         --
Shares issued and issuable under
  officer stock option agreements ...................         --         --          --         --         --           1         --
                                                         -------     -------    -------    -------     -------    -------     ------

Balances at March 31, 1995 ..........................     19,648      4,178     $13,875      3,432       (328)      3,653     16,125
                                                         =======    =======     =======    =======    =======     =======    =======

Balances at December 31, 1995 .......................     19,680      4,176     $13,912      3,432       (389)      4,041     22,020

Net earnings ........................................         --         --          --         --         --          --      2,137
Tax effect of excess stock compensation
  expense for tax purposes over amounts
  recognized for financial reporting
  purposes ..........................................         --         --          --         --         --          16         --
Shares issued under stock option plan ...............          1         --           1         --         --          --         --
Shares issued and issuable under
  officer stock option agreements ...................         --         --          --         --         --           1         --
                                                         -------    -------     -------    -------     -------    -------    -------

Balances at March 31, 1996 ..........................     19,681      4,176     $13,913      3,432       (389)      4,058     24,157
                                                         =======    =======     =======    =======     =======    =======    =======



See accompanying notes to consolidated financial statements.

                                      (4)

                                     GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                                         Consolidated Statements of Cash Flows


                                                                                                              (Unaudited)
                                                                                                          Three Months Ended
                                                                                                                March 31,
                                                                                                        1996                  1995
                                                                                                       ------                ------
                                                                                                          (Amounts in thousands)
Cash flows from operating activities:
  Net earnings .........................................................................              $ 2,137                 1,607
  Adjustments to reconcile net earnings
    to net cash provided (used) by operating activities:
        Depreciation and amortization ..................................................                l,887                 1,580
        Deferred income tax expense ....................................................                   13                   278
        Deferred compensation and compensatory
          stock options ................................................................                  143                    81
        Bad debt expense, net of write-offs ............................................                  (37)                  (62)
        Other noncash income and expense items .........................................                  (11)                   (8)
        Change in operating assets and liabilities (note 2) ............................               (1,773)               (1,119)
                                                                                                      -------               -------

          Net cash provided by operating activities ....................................                2,359                 2,357
                                                                                                      -------               -------

Cash flows from investing activities:
  Purchase of property and equipment ...................................................               (6,950)               (1,408)
  Refund of long-term deposits and purchases of other
    assets, net ........................................................................                  (45)                  755
  Notes receivable issued ..............................................................                 (130)                 --
  Payments received on notes receivable ................................................                    2                    90
                                                                                                      -------               -------

          Net cash used by investing activities ........................................               (7,123)                 (563)
                                                                                                      -------               -------

Cash flows from financing activities:
  Long-term borrowings .................................................................                3,300                  --
  Repayments of long-term borrowings and capital
    lease obligations ..................................................................                 (485)                 (465)
  Proceeds from common stock issuance ..................................................                    1                    45
                                                                                                      -------               -------

          Net cash provided (used) by financing activities .............................                2,816                  (420)
                                                                                                      -------               -------

          Increase (decrease) in cash and cash equivalents .............................               (1,948)                1,374

Cash and cash equivalents at beginning of period .......................................                4,017                 1,649
                                                                                                      -------               -------

Cash and cash equivalents at end of period .............................................              $ 2,069                 3,023
                                                                                                      =======               =======


      See accompanying notes to consolidated financial statements.

                                      (5)

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

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
           Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

           (b)  Principles of Consolidation

           The consolidated financial statements include the accounts of GCI, its wholly-owned subsidiaries GCC and Communication Services, and Communication Services wholly owned subsidiary Leasing Company. All significant intercompany balances and transactions have been eliminated in consolidation.


                                      (6)

           (c)  Net Earnings Per Common Share

           Primary  earnings  per common  share are  determined  by dividing net earnings  by the  weighted  number of common  and  common  equivalent shares outstanding (amounts in thousands):
                                                                         Three months ended
                                                                              March 31,
                                                                        1996              1995
                                                                        ----              ----
                                                                             (Unaudited)
                Weighted average common
                    shares outstanding                                 23,724            23,712
                Common equivalent shares
                    outstanding                                         1,130               672
                                                                       ------            ------
                Shares used in computing primary
                    earnings per share                                 24,854            24,384
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

           (f)  Property and Equipment

           Property and equipment is stated at cost. Construction costs of transmission facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. Construction in progress represents distribution systems not placed in service at March 31, 1996 and distribution systems and support equipment not placed in service at December 31, 1995; management intends to place this equipment in service during 1996.

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


                                      (7)

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

           Goodwill totaled approximately $1,260,000 and $1,286,000 at March 31, 1996 and December 31, 1995, respectively, net of amortization of approximately $723,000 and $697,000, respectively. Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over twenty years.

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

           (j)  Interest Expense

           Interest costs incurred during the construction period of significant capital projects are capitalized. Interest capitalized by the Company totaled $87,000 during the three month period ended March 31, 1996 and $112,000 during the year ended December 31, 1995.

           (k)  Income Taxes

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


                                      (8)

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

           (m)  Reclassifications

           Reclassifications have been made to the 1995 financial statements to make them comparable with the 1996 presentation.

(2)        Consolidated Statements of Cash Flows Supplemental Disclosures

           For purposes of the Statement of Cash Flows, the Company's cash equivalents includes cash and all invested assets with original maturities of less than three months.

           Changes in operating  assets and  liabilities  consist of (amounts in thousands):
                                                                                                                (Unaudited)
            Three-month period ended March 31,                                                           1996                 1995
                                                                                                        ------               ------
           (Increase) decrease in trade receivables ..............................................     $(2,089)               2,174
           (Increase) decrease in other receivables ..............................................          20                  (18)
           Increase in prepaid and other
            current assets .......................................................................        (374)                 (19)
           (Increase) decrease in inventory ......................................................         (34)                  71
           Decrease in accounts payable ..........................................................         (22)              (2,177)
           Increase (decrease) in accrued payroll
            and payroll related obligations ......................................................          73               (1,846)
           Increase (decrease) in accrued liabilities ............................................        (154)                  29
           Increase in accrued income taxes ......................................................         917                  649
           Increase (decrease) in accrued interest ...............................................          10                  (21)
           Increase (decrease) in deferred revenue ...............................................        (120)                  39
                                                                                                       -------               ------

                                                                                                       $(1,773)              (1,119)
                                                                                                       =======               ======

           Income taxes paid totaled approximately $633,000 and $212,000 during the quarters ended March 31, 1996 and 1995, respectively.

           Interest paid totaled approximately $407,000 and $383,000 during the quarters ended March 31, 1996 and 1995, respectively.

           The Company recorded $16,000 and $11,000 during the quarters ended March 31, 1996 and 1995, respectively, as paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

                                      (9)

(3)        Notes Receivable

           A summary of notes receivable follows:
                                                                                 (Unaudited)
                                                                                  March 31,       December 31,
                                                                                    1996              1995
                                                                                    ----              ----
                                                                                    (Amounts in thousands)
           Note receivable from officer bearing interest at the rate paid by the
            Company  on its senior  indebtedness,  secured by GCI Class A common stock,  due on the 90th day after  termination of employment or July
            30, 1998, whichever is earlier.                                      $   500               500

           Note  receivable  from officer  bearing  interest at 10%,  secured by
            Company  stock;  payable  in equal  annual  installments  of $36,513
            through August 26, 2004.                                                 224               224

           Notes receivable  from officers and others bearing  interest at 7% to
            10%, unsecured and secured by Company common stock,  shares of other common stock and equipment; due September 20, 1996 through
            August 26, 2004.                                                         389               261
                                                                                  ------            ------

              Total notes receivable                                               1,113               985

              Less current portion                                                  (178)             (167)

              Plus long-term accrued interest                                         97                86
                                                                                  ------            ------

                                                                                 $ 1,032               904
                                                                                  ======            ======

                                      (10)

(4)        Long-term Debt

           Long-term debt is summarized as follows:
                                                                                (Unaudited)
                                                                                 March 31,      December 31,
                                                                                   1996             1995
                                                                                   ----             ----
                                                                                   (Amounts in thousands)

                    Credit Agreement (a)                                        $  4,300           1,000

                    Undersea Fiber and Equipment
                      Loan Agreement (b)                                           7,938           8,271

                    Financing Obligation (c)                                         624             709
                                                                                  ------          ------

                                                                                  12,862           9,980

                    Less current maturities                                        1,751           1,689
                                                                                  ------          ------

                    Long-term debt, excluding
                      current maturities                                         $11,111           8,291
                                                                                  ======          ======

           (a) GCI completed a refinancing of its senior indebtedness on May 14, 1993. The facility was amended on October 31, 1995 to provide financing for the initial letter of credit and subsequent down payment required pursuant to the terms of the Company's transponder purchase agreement with Hughes Communications Galaxy IX, Inc. ("Hughes"). The facility was comprised of two components, the first of which was a $15,750,000 reducing revolver requiring payments or reductions of $650,000 per quarter through December 31, 1996, and $812,500 thereafter through its expiration on December 31, 1997. $2.65 million of this component had been used to provide a letter of credit to secure payment of certain access charges associated with the Company's provision of telecommunications services within the state of Alaska. $1.5 million of this portion of the facility was available for additional borrowings at March 31, 1996. The other component totaled $10.08 million, and was used to provide a $9.1 million letter of credit to Hughes. The letter of credit was expected to be drawn down by Hughes after delivery of transponder capacity scheduled for June of 1996.

                    The Credit agreement provided for interest (7.625% at March 31, 1996), among other options, at LIBOR plus two and one-quarter to two and three-quarters percent depending on the Company's leverage ratio as defined in the Agreement. A fee of .50% per annum was assessed on the unused portion of the facility.

                    The Company entered into a new $62.5 million interim credit facility with its senior lender during April of 1996. The interim facility replaced in its entirety, the facility described above. The new facility will allow the Company to invest up to $60 million in capital expenditures during the next year. The Company expects to restructure the facility prior to its maturity on April 25, 1997. The interim facility will allow the Company to pursue certain of its immediate priorities while it continues to refine other strategic initiatives and related financial requirements.

                    The interim facility provides for interest, among other options, at LIBOR plus one and three quarters to two and one quarter percent, depending on the Company's

                                      (11)
                    leverage ratio as defined in the agreement. A fee of .50% per annum is assessed on the unused portion of the facility.

                    The interim facility contains, among others, covenants requiring maintenance of specific levels of operating cash flow to indebtedness and to interest expense. The credit agreement includes limitations on acquisitions and additional indebtedness, and prohibits payment of dividends, other than stock dividends. The Company was in compliance with all credit agreement covenants during the period commencing May 14, 1993 (date of the initial refinancing) through March 31, 1996.

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

                                      (12)

           As of March 31, 1996 maturities of long-term debt were as follows (in thousands):

                           Year ending
                            March 31,

                                1997                         $    1,751
                                1998                              6,138
                                1999                              1,681
                                2000                              1,830
                                2001                              1,462
                                2002 and thereafter                 ---
                                                               --------
                                                               $ 12,862
                                                               ========

(5)        Income Taxes

           Total income tax expense  (benefit) for the quarters  ended March 31,
           1996 and 1995 were allocated as follows (amounts in thousands):
                                                                                    1996              1995
                                                                                    ----              ----
                                                                                          (Unaudited)
              Earnings from continuing operations                                 $1,550             1,139
              Stockholders' equity, for stock option
                compensation expense for tax purposes
                in excess of amounts recognized for
                financial reporting purposes                                         (16)              (11)
                                                                                   -----             -----

                                                                                  $1,534             1,128
                                                                                   =====             =====

           Income tax  expense  for the  quarters  ended March 31, 1996 and 1995 consists of the following (amounts in thousands):
                                                                                    1996              1995
                                                                                    ----              ----
                                                                                          (Unaudited)
           Current tax expense:
                    Federal taxes                                                 $1,180               641
                    State taxes                                                      357               220
                                                                                   -----             -----
                                                                                   1,537               861
                                                                                   -----             -----
           Deferred tax expense:
                    Federal taxes                                                     10               120
                    State taxes                                                        3               158
                                                                                   -----             -----
                                                                                      13               278
                                                                                   -----             -----

                                                                                  $1,550             1,139
                                                                                   =====             =====

                                      (13)

           Total income tax expense differed from the "expected" income tax expense determined by applying the statutory federal income tax rate of 35% for the quarters ended March 31, 1996 and 1995 as follows
           (amounts in thousands):

                                                                                    1996              1995
                                                                                    ----              ----
                                                                                          (Unaudited)
           "Expected" statutory tax expense                                       $1,290               961
           State income taxes, net of federal benefit                                236               175
           Income tax effect of goodwill
              amortization, nondeductible
              expenditures and other items, net                                       24                 3
                                                                                   -----             -----

                                                                                  $1,550             1,139
                                                                                   =====             =====

           The  tax  effects  of  temporary   differences   that  give  rise  to
           significant  portions of the  deferred  tax assets and  deferred  tax liabilities  at March 31, 1996 and  December  31, 1995 are  presented below (amounts in thousands).
                                                                                             March 31,   December 31,
                                                                                               1996         1995
                                                                                               ----         ----
                                                                                            (Unaudited)
                       Net current deferred tax assets:
                             Accounts receivable, principally due to allowance for
                                for doubtful accounts                                        $   115         119
                             Compensated absences, accrued for financial reporting purposes      408         400
                             Workers compensation and self insurance health reserves,
                                principally due to accrual for financial reporting purposes      181         183
                             Other                                                               148         133
                                                                                               -----      ------
                                    Total gross current deferred tax assets                      852         835
                                    Less valuation allowance                                  (   89)    (    89)
                                                                                               -----      ------
                                    Net current deferred tax assets                          $   763         746
                                                                                               =====      ======
                       Net long-term deferred tax assets:
                             Deferred compensation expense for financial
                                reporting purposes in excess of amounts recognized
                                for tax purposes                                             $   616         587
                             Employee stock option compensation expense for financial
                                reporting purposes in excess of amounts recognized
                                for tax purposes                                                 200         206
                             Capital loss carryforwards                                           23          23
                             Other                                                               593         453
                                                                                               -----      ------
                                    Total gross long-term deferred tax assets                  1,432       1,269
                                    Less valuation allowance                                  (  136)    (   136)
                                                                                               -----      ------
                                    Net long-term deferred tax assets                          1,296       1,133
                                                                                               -----      ------
                       Net long-term deferred tax liabilities:
                             Plant and equipment, principally due to differences in
                                depreciation                                                   8,152       7,997
                             Other                                                               178         140
                                                                                               -----      ------
                                    Total gross long-term deferred tax liabilities             8,330       8,137
                                                                                               -----      ------
                                    Net combined long-term deferred tax liabilities           $7,034       7,004
                                                                                               =====      ======

                                      (14)

           The valuation allowance for deferred tax assets was $225,000 as of March 31, 1996 and December 31, 1995.

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

           The  Company's  U.S.  income  tax return  for 1993 was  selected  for
           examination  by  the  Internal   Revenue  Service  during  1995.  The
           examination commenced during the fourth quarter of 1995. Management believes this examination will not adversely affect the consolidated financial statements.

 (6)       Stockholders' Equity

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

           Pursuant to the terms of a stock appreciation right granted in 1988, the Company issued to a former senior lender warrants to acquire 1,021,373 shares of GCI Class A common stock for $.85669 per share. Warrants to purchase 600,000 shares of Class A common stock were exercised in April and May, 1991, an additional 168,085 were exercised in September, 1991 and the remaining warrants to purchase 253,288 shares were exercised in September and October, 1994.

                                      (15)

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

           Employees of GCI (including officers and directors), employees of affiliated companies and non-employee directors of GCI are eligible to participate in the Option Plan. The Option Plan provides that all options granted under the Option Plan must expire not later than ten years after the date of grant. The exercise price may be less than, equal to, or greater than the fair market value of the shares on the date of grant. Options granted pursuant to the Option Plan are only exercisable if at the time of exercise the option holder is an employee or non-employee director of GCI.

           Information  for the  periods  ended  March  31,  1996 and 1995  with respect to the Plan follows:
                                                                         Shares    Option Price
                                                                         ------    ------------
           Outstanding at December 31, 1994                           1,729,699    $0.75-$4.00

                    Granted                                                 ---    ---
                    Exercised                                           (20,000)   $2.25
                    Forfeited                                           (11,500)   $4.00
                                                                      ---------

           Outstanding at March 31, 1995                              1,698,199    $0.75-$4.00
                                                                      =========

           Outstanding at December 31, 1995                           2,288,199    $0.75-$4.00

                    Granted                                              61,000    $3.75-$4.50
                    Exercised                                           (16,008)   $0.75-$1.75
                    Forfeited                                           (43,291)   $0.75-$4.00
                                                                      ---------

           Outstanding at March 31, 1996                              2,289,900    $0.75-$4.50
                                                                      =========
           Available for grant at March 31, 1996                        331,844
                                                                      =========
           Exercisable at March 31, 1996                                934,300
                                                                      =========

           The options expire at various dates through February 2006.

           Stock Options Not Pursuant to a Plan

           In June 1989, officer John Lowber was granted options to acquire 100,000 Class A common shares at $.75 per share. The options vested in equal annual increments over a five-year period and expire February, 1999.

                                      (16)

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

           Employee Stock Purchase Plan

           In December 1986, GCI adopted an Employee Stock Purchase Plan (the "Plan") qualified under Section 401 of the Internal Revenue Code of 1986 (the "Code"). The Plan provides for acquisition of the Company's Class A and Class B common stock at market value. The Plan permits each employee of GCI and affiliated companies who has completed one year of service to elect to participate in the Plan. Eligible employees may elect to reduce their compensation in any even dollar amount up to 10 percent of such compensation up to a maximum of $9,500 in 1996; they may contribute up to 10 percent of their compensation with after-tax dollars, or they may elect a combination of salary reductions and after-tax contributions.

           GCI may match employee salary reductions and after tax contributions in any amount, elected by GCI each year, but not more than 10 percent of any one employee's compensation will be matched in any year. The combination of salary reductions, after tax contributions and GCI matching contributions cannot exceed 25 percent of any employee's compensation (determined after salary reduction) for any year. GCI's contributions vest over six years. Prior to July 1, 1995 employee and GCI contributions were invested in GCI common stock and employee contributions received up to 100% matching, as determined by the Company each year, in GCI common stock. Beginning July 1, 1995 employee contributions may be invested in GCI, MCI, or Tele-Communications, Inc. common stock or in various mutual funds. Beginning July 1, 1995 employee contributions invested in GCI common stock receive up to 100% matching, as determined by the Company each year, in GCI common stock. Employee contributions invested in other than GCI common stock receive up to 50% matching, as determined by the Company each year, in GCI common stock. The Company's matching contributions allocated to participant accounts totaled approximately $227,000 and $301,000 for the quarters ended March 31, 1996 and 1995, respectively. The Plan may, at its discretion, purchase shares of common stock from the Company at market value or may purchase GCI common stock on the open market.

(7)        Sales to Major Customers

           The Company provides message telephone service to MCI and U.S. Sprint ("Sprint"), major customers. Pursuant to the terms of a contract with MCI, the Company earned revenues of approximately $6.4 million and $5.1 million for the three-month periods ended March 31,

                                      (17)

           1996 and 1995, respectively. The Company earned revenues pursuant to a contract with Sprint totaling approximately $4.3 million and $3.4 million for the three-month periods ended March 31, 1996 and 1995, respectively.

(8)        Leases

           The Company leases business offices, has entered into site lease agreements and uses certain equipment and satellite transponder capacity pursuant to operating lease arrangements. Rental costs under such arrangements amounted to approximately $1,202,000 and $1,055,000 for the quarters ended March 31, 1996 and 1995, respectively.

           The Company entered into a long-term capital lease agreement in 1991 with the wife of the Company's president for property occupied by the Company. The lease term is 15 years with monthly payments of $14,400, increasing in $800 increments at each two year anniversary of the lease. Monthly lease costs increased to $16,000 effective October 1995 and will increase to $16,800 effective October 1997. If the owner sells the premises prior to the end of the tenth year of the lease, the owner will rebate to the Company one-half of the net sales price received in excess of $900,000. If the property is not sold prior to the tenth year of the lease, the owner will pay the Company the greater of one-half of the appreciated value of the property over $900,000, or $500,000. The leased asset was capitalized in 1991 at the owner's cost of $900,000 and the related obligation was recorded in the accompanying financial statements.

           The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets.

           It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

(9)        Disclosure about Fair Value of Financial Instruments

           Statement of Financial Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107") requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. SFAS No. 107 specifically excludes certain items from its disclosure requirements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at March 31, 1996 and December 31, 1995 for the Company's financial assets and liabilities approximate their fair values.

(10)       Commitments and Contingencies

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

           In March 1996 the Company announced that it had signed letters of intent to acquire three Alaska cable companies that offer cable television service to more than 101,000 subscribers serving 74 percent of households throughout the state of Alaska. The Company intends to acquire

                                      (18)

           Prime Cable of Alaska, Alaska Cablevision, Inc. of Kirkland, Washington and Alaskan Cable Network. Prime Cable operates the state's largest cable television system including stations in Anchorage, Bethel, Kenai and Soldotna, Alaska. Alaska Cablevision owns and operates cable stations in Petersburg, Wrangell, Cordova, Valdez, Kodiak, Homer, Seward, Nome and Kotzebue, Alaska. Alaskan Cable Network operates stations in Fairbanks, Juneau, Ketchikan and Sitka, Alaska. This acquisition is expected to allow the Company to integrate cable services to bring more information not only to more customers, but in a manner that is quicker, more efficient and more cost effective than ever before. The purchase will facilitate consolidation of the cable operations and will provide a platform for developing new customer products and services over the next several years. Upon closing and after all approvals are obtained, the cable companies will be consolidated into a single organization owned by the Company.

           The total purchase price is $280.7 million. According to terms of the letters of intent, GCI will issue 16.3 million shares of Class A Common stock to the owners of the three cable companies valued at $105.7 million. The balance of the purchase is expected to be provided by approximately $175 million of bank financing. Additional capital will be provided from the sale of 2 million shares of GCI's Class A Common Stock to MCI Telecommunications Corporation for $6.50 per share. As of May 10, 1996, definitive purchase and sale agreements with the owners of the cable companies had been executed.

           The more significant remaining contingencies which must be resolved include execution of definitive agreements with MCI, approval of the transactions and transfer of licenses by the Alaska Public Utilities Commission ("APUC") and the Federal Communications Commission ("FCC"), and approval of the transactions by the Company's shareholders and senior lender and the cable companies' shareholders, partners and lenders.

           Management is confident that once the contingencies are resolved, the transactions will be financed through modification or assumption of an existing or negotiation of a new bank credit facility. Although the Company has held discussions with existing lenders regarding such a facility, no agreement exists concerning the amounts or terms of such a facility.

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

                                      (19)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995



           The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

           Liquidity and Capital Resources

           The Company's liquidity (ability to generate adequate amounts of cash to meet the Company's need for cash) was affected by a net decrease in the Company's cash and cash equivalents of $1.9 million from 1995 to 1996. Sources of cash in 1996 included the Company's operating activities which generated positive cash flow of $2.4 million net of changes in the components of working capital, and long-term borrowings of $3.3 million. Uses of cash during 1996 included repayment of $485,000 of long-term borrowings and capital lease obligations and investment of $6.95 million in distribution and support equipment and systems.

           Net receivables increased $2.1 million from 1995 to 1996 resulting from increased sales and amounts billed in March 1996 for a nonrecurring equipment sales contract.

           Working capital (current assets less current liabilities) totaled $4.9 million and $5.1 million at March 31, 1996 and December 31, 1995, respectively. Expenditures for property and equipment and repayment of long-term borrowings and capital lease obligations exceeded working capital generated by operations resulting in the $200,000 decrease at March 31, 1996 as compared to December 31, 1995.

           The Company's expenditures for property and equipment totaled $6.95 million and $1.41 million during the first quarter of 1996 and 1995, respectively. Management's capital expenditures plan for 1996 includes approximately $30 to $50 million in capital necessary to pursue strategic initiatives, to maintain the network and to enhance transmission capacity to meet projected traffic demands.

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

                                      (20)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

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

           The Company obtained necessary APUC and FCC approvals waiving current prohibitions against construction of competitive facilities in rural Alaska, allowing for deployment of DAMA technology in 56 sites in rural Alaska on a demonstration basis. Construction and deployment will occur in 1996, with services expected to be provided during the fourth quarter of 1996. Construction and deployment costs are expected to total $18 to $20 million, and are expected to be funded through a combination of cash generated from operations and bank financing. Existing satellite technology relies on fixed channel assignments to a central hub. The Company's new DAMA communication technology assigns satellite capacity on an as needed basis. The digital DAMA system allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality.

           The Company announced March 15, 1996 that it has signed letters of intent to acquire three Alaska cable companies that offer cable television service to more than 101,000 subscribers serving 74 percent of households throughout the state of Alaska. The Company intends to acquire Prime Cable of Alaska, and the assets of Alaska Cablevision, Inc. of Kirkland, Washington and of Alaskan Cable Network. Prime Cable operates the state's largest cable television system including stations in Anchorage, Bethel, Kenai and Soldotna, Alaska. Alaska Cablevision owns and operates cable stations in Petersburg, Wrangell, Cordova, Valdez, Kodiak, Homer, Seward, Nome and Kotzebue, Alaska. Alaskan Cable Network operates stations in Fairbanks, Juneau, Ketchikan and Sitka, Alaska. This acquisition is expected to allow the Company to integrate cable services to bring more information not only to more customers, but in a manner that is quicker, more efficient and more cost effective than ever before. The purchase will facilitate consolidation of the cable operations and is expected to provide a platform for developing new customer products and services over the next several years.

           The total purchase price is $280.7 million. According to terms of the agreements, GCI will issue 16.3 million shares of Class A Common stock to the owners of the three cable companies valued at $105.7 million. The balance of the purchase is expected to be provided by approximately $175 million of bank financing. Additional capital will be provided from the sale of 2 million shares of GCI's Class A Common Stock to MCI Telecommunications Corporation for $6.50 per share.

           Definitive agreements have been executed for the Prime Cable of Alaska, Alaska Cablevision, Inc. of Kirkland, Washington and Alaskan Cable Network transactions. Definitive agreements for the MCI transaction are expected to be executed in May 1996 at which time GCI will apply to the APUC to transfer the licenses of the cable companies. Once all

                                      (21)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

           regulatory approvals are granted, the cable companies will be consolidated into a single organization owned by the Company.

           The Company entered into a new $62.5 million interim credit facility with its senior lender during April of 1996. The new facility will allow the Company to invest up to $50 million in capital expenditures during the next year. The Company expects to restructure the facility prior to its maturity on April 25, 1997. The interim facility will allow the Company to pursue certain of its immediate priorities while it continues to refine other strategic initiatives and related financial requirements. The Company's ability to continue to invest in discretionary capital and other projects will depend upon its future cash flows and access to necessary debt and/or equity financing.

           Results of Operations

           Quarter ended March 31, 1996 ("1996"), compared with quarter ended March 31, 1995 ("1995").

           The Company's message data and transmission services industry segment provides interstate and intrastate long distance telephone service to all communities within the state of Alaska through use of its facilities and interconnect agreements with other carriers. The Company's average rate per minute for message transmission during 1996 and 1995 was 18.8(cent), respectively.

           Total revenues for 1996 were $37.97 million, a 27.9 percent increase over 1995 revenues of $29.69 million. Revenue growth is attributed to six fundamental factors, as follows:

           (1) Growth in interstate telecommunication services which resulted in billable minutes of traffic carried totaling 133.3 and 105.2 million minutes in 1996 and 1995, respectively, or 82.2 and 83.6 percent of
           total  1996  and  1995  minutes,   respectively.
           (2) Provision of intrastate telecommunication services which resulted in billable minutes of traffic carried totaling 28.8 and 20.6 million minutes in 1996 and 1995, respectively, or 17.8 and 16.4 percent of total 1996 and 1995 minutes, respectively.
           (3) Increases in revenues derived from other common carriers ("OCC") including MCI and Sprint. OCC traffic accounted for $10.7 million or
           28.2 percent, and $8.5 million or 28.6 percent of total revenues in 1996 and 1995, respectively. Both MCI and Sprint are major customers of the Company. Loss of one or both of these customers would have a significant detrimental effect on revenues and on contribution. There are no other individual customers, the loss of which would have a material impact on the Company's revenues or gross profit.
           (4) Increased revenues associated with private line and private network transmission services, which increased 26.4 percent to $3.40 million in 1996 as compared to $2.69 million 1995.
           (5) Increased revenues associated with product sales, which increased
           116.1 percent to $1.50 million in 1996 as compared to $0.70 million in 1995.
           (6) Increased revenues associated with network services revenues, which increased 20.3 percent to $1.42 million in 1996 as compared to $1.18 million in 1995.

           Transmission access and distribution costs, which represent cost of sales for transmission services, amounted to approximately 56.5 percent and 58.2 percent of transmission revenues during 1996 and 1995, respectively. The decrease in distribution costs as a percentage of transmission revenues during 1996 as compared to 1995 results primarily from recording a refundable amount in the first quarter of 1996 of approximately $430,000 for a local exchange carrier's excess earnings in 1993 and 1994. Changes in distribution costs as a

                                      (22)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

           percentage of revenues will occur as the Company's traffic mix changes. The Company is unable to predict if or when access charge rates will change in the future and the impact of such changes on the Company's distribution costs.

           Contribution increased 28.9 percent during 1996 as compared to 1995 resulting from increased telecommunications revenues at a consistent average rate per minute, increased revenues derived from equipment sales and network services, and a reduction in distribution costs as previously described.

           Total operating costs and expenses as a percentage of revenues decreased from 33.59 percent in 1995 to 33.50 percent in 1996 and increased 27.5 percent from $9.973 million in 1995 to $12.720 million in 1996. This increase is primarily due to (1) increased personnel costs in sales, customer service, engineering, operations and management information services related to the introduction of new products and services, and increased sales and customer service volumes; and (2) increased sales, advertising and telemarketing costs due to the introduction of the Company's Great Rate and other proprietary rate plans. In general, the Company has dedicated additional resources in certain areas to pursue longer term opportunities. It must balance the desire to pursue such opportunities with the need to continue to improve current performance.

           Continuing legal and regulatory costs are, in large part, associated with regulatory matters involving the FCC, the APUC, and the Alaska Legislature.

           EBITDA (earnings before interest, taxes, depreciation and amortization), increased approximately 28% to $5.8 million in 1996 from $4.5 million in 1995. EBITDA, a measure of the Company's ability to generate cash flows, should be considered in addition to, but not as a substitute for, or superior to, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA, also known as operating cash flow, is often used by analysts when evaluating companies in the telecommunications industry.

           Interest expense decreased 8.8 percent during 1996 as compared to 1995. The decrease in interest expense results primarily from reduction in the Company's average outstanding indebtedness and an increase in the amount of interest capitalized during 1996.

           Income tax expense totaled $1.550 million and $1.139 million in 1996 and 1995, respectively, resulting from the application of statutory income tax rates to net earnings before income taxes.

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

           The Alaska economy is supported in large part by the oil and gas industry. Several oil and gas companies announced workforce reductions in 1994 and 1995. The Company is unable to predict if or when future workforce reductions may take place.

           The Alaska economy is also supported by the United States armed services and the United States Coast Guard which maintain bases in Anchorage, Fairbanks, Adak, Kodiak, and other communities in Alaska. The military presence in the state of Alaska provides a significant

                                      (23)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

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

           The loss of jobs and associated revenues attributed to oil and gas industry and military workforce reductions is not expected to have an immediate material effect on the Company's operations. No assurance can be given that funding for existing military installations in Alaska will not be adversely affected by reprioritization of needs for military installations or federal budget cuts in the future.

           The Telecommunications Act of 1996 ("Act") was signed into law Feb. 8, 1996. Under the provisions of the Act, Bell Operating Companies can immediately begin manufacturing, research and development; GTE Corp. can begin providing interexchange services through its telephone companies nationwide; laws in 27 states that foreclose competition are knocked down; co-carrier status for competitive local exchange carriers is ratified; and the concept of "physical collocation" of competitors' facilities in Local Exchange Carriers central offices, which an appeals court rejected, is resurrected.

           As allowed by the Act, the Company and AT&T Alascom recently filed with the APUC for authorization to provide local service in the Anchorage area and have requested negotiations with the Anchorage Telephone Utility ("ATU") for interconnection and the resale of local service. Additionally, ATU has indicated that it intends to enter the long distance market by the end of 1996.

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

           The Company is unable to determine the impact on its operations of the Act, the rulemaking proceedings, the actions of the federal-state joint board or ATU's possible entry into the long distance market.

           In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS No. 119"). SFAS No. 119 requires disclosures regarding amount, nature and terms of derivative financial instruments, for instance futures, forward, swap and option contracts and other instruments with similar characteristics. The Company anticipates that the adoption of SFAS No. 119 in 1996 will not have a material effect on its consolidated financial statements.

                                      (24)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

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

                                      (25)

      II.  OTHER INFORMATION

(l)        Legal Proceedings

           No reportable events have occurred which would require modification of the discussion under Item 3--Legal Proceedings contained in the Company's Report on Form 10-K for the Year Ended December 31, 1995.

(6)        Exhibits and Reports on Form 8-K

           (a)      Exhibit 27 - Financial Data Schedule

           (b) Reports on Form 8-K filed during the quarter ended March 31, 1996.

                    Form 8-K filed with the Securities and Exchange Commission on March 28, 1996:
                    On March 14, 1996 the Company entered into four non-binding letters of intent to acquire several Alaskan cable companies that offer cable television service to more than 101,000 subscribers serving approximately 74 percent of households throughout the state. The Company proposed to raise a portion of the capital for these acquisitions through a sale of additional stock to MCI Telecommunications Corporation ("MCI"). The Company entered into a non-binding letter of intent with MCI on that proposed sale. The Company has in addition amended two carrier agreements with MCI.

                                      (26)

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    GENERAL COMMUNICATION, INC.



             May 8, 1996           By:  /s/ Ronald A. Duncan
               (Date)                   Ronald A. Duncan, President and Director
                                        (Principal Executive Officer)



             May 8, 1996           By:  /s/ John M. Lowber
               (Date)                  John M. Lowber, Senior Vice President
                                        and Chief Financial Officer
                                        (Principal Financial Officer)



             May 8, 1996           By:  /s/ Alfred J. Walker
               (Date)                   Alfred  J.  Walker, Vice President and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)


                                      (27)