Form 10-Q
period 1996-06-30
GENERAL COMMUNICATION INC
filed 1996-08-14
CIK 808461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



                                   (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

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

      The number of shares outstanding of the registrant's classes of common stock, as of July 31, 1996 was:

                 19,840,463 shares of Class A common stock; and
                    4,085,461 shares of Class B common stock.

                                      INDEX

                           GENERAL COMMUNICATION, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996


                                                                         PAGE NO

      PART I.     FINANCIAL INFORMATION

                  Item l.      Consolidated Financial Statements..............1

                               Consolidated Balance Sheets....................1

                               Consolidated Statements of Operations..........3

                               Consolidated Statements of Stockholders'
                                 Equity.......................................4

                               Consolidated Statements of Cash Flows..........5

                               Notes to Consolidated Financial Statements.....6

                  Item 2.      Management's Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations...............................20

      PART II.    OTHER INFORMATION

                  Item 1.      Legal Proceedings.............................27

                  Item 6.      Exhibits and Reports on Form 8-K..............27


      SIGNATURES.............................................................28



                                      (i)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                               (Unaudited)
                                                            June 30,  December 31,
                     ASSETS                                   1996         1995
    ----------------------------------------                  ----         ----
                                                            (Amounts in thousands)
Current assets:
  Cash and cash equivalents (note 2) .................     $  1,391        4,017
                                                           --------     --------

  Receivables:
          Trade ......................................       25,784       21,737
          Income taxes (note 5) ......................          728           --
          Other ......................................          280          253
                                                           --------     --------
                                                             26,792       21,990
  Less allowance for doubtful receivables ............          311          295
                                                           --------     --------
          Net receivables ............................       26,481       21,695
                                                           --------     --------

  Prepaid and other current assets ...................        2,294        1,566
  Deferred income taxes, net (note 5) ................          813          746
  Inventory ..........................................          952          991
  Notes receivable (note 3) ..........................          429          167
                                                           --------     --------

          Total current assets .......................       32,360       29,182
                                                           --------     --------

Property and equipment, at cost (notes 4 and 8)
  Land ...............................................           73           73
  Distribution systems ...............................       70,772       67,434
  Support equipment ..................................       14,822       11,610
  Property and equipment under capital leases ........        2,030        2,030
                                                           --------     --------
                                                             87,697       81,147
  Less amortization and accumulated depreciation .....       37,316       33,789
                                                           --------     --------
          Net property and equipment in service ......       50,381       47,358
  Construction in progress ...........................       13,280        3,096
                                                           --------     --------
          Net property and equipment .................       63,661       50,454

Notes receivable (note 3) ............................          947          904
Transponder purchase deposit (notes 4 and 10) ........        7,800           --
Other assets,
at cost, net of amortization ...........        4,875        4,225
                                                           --------     --------

          Total assets ...............................     $109,643       84,765
                                                           ========     ========

See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Continued)

                                                                        (Unaudited)
                                                                    June 30,   December 31,
            LIABILITIES AND STOCKHOLDERS' EQUITY                      1996         1995
      ------------------------------------------------                ----         ----
                                                                    (Amounts in thousands)
Current liabilities:
  Current maturities of long-term debt (note 4) ...............   $  23,890        1,689
  Current maturities of obligations under
     capital leases (note 8) ..................................         198          282
  Accounts payable.............................................      16,314       16,861
  Accrued payroll and payroll related obligations .............       2,410        2,108
  Accrued liabilities .........................................       1,408        1,134
  Accrued income taxes (note 5) ...............................          --          547
  Accrued interest.............................................         209          132
  Deferred revenues ...........................................       1,035        1,317
                                                                  ---------    ---------
          Total current liabilities ...........................      45,464       24,070

Long-term debt, excluding current maturities (note 4) .........       6,343        8,291
Obligations under capital leases, excluding
   current maturities (note 8) ................................           3           26
Obligations under capital leases due to related parties,
   excluding current maturities (note 8) ......................         709          739
Deferred income taxes, net (note 5) ...........................       7,824        7,004
Deferred revenues .............................................          --           --
Other liabilities .............................................       1,807        1,619
                                                                  ---------    ---------
          Total liabilities ...................................      62,150       41,749
                                                                  ---------    ---------

Stockholders' equity (notes 2, 5 and 6): Common stock (no par):
          Class A.  Authorized 50,000,000 shares;
             issued and outstanding 19,768,150
             and 19,680,199 shares at June 30, 1996
             and December 31, 1995, respectively ..............      14,015       13,912
          Class B.  Authorized 10,000,000 shares;
             issued and outstanding 4,159,657
             and 4,175,434 shares at June 30, 1996
             and December 31, 1995, respectively ..............       3,432        3,432
  Less cost of 122,611 Class A common
    shares held in treasury ...................................        (389)        (389)
  Paid-in capital .............................................       4,127        4,041
  Retained earnings ...........................................      26,308       22,020
                                                                  ---------    ---------
          Total stockholders' equity ..........................      47,493       43,016
                                                                  ---------    ---------
Commitments and contingencies (notes 8 and 10)
          Total liabilities and stockholders' equity ..........   $ 109,643       84,765
                                                                  =========    =========
See accompanying notes to consolidated financial statements

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                                             (Unaudited)                        (Unaudited)
                                                                         Three Months Ended                   Six Months Ended
                                                                              June 30,                            June 30,
                                                                        1996             1995              1996               1995
                                                                        ----             ----              ----               ----
                                                                             (Amounts in thousands except per share amounts)
Revenues:
   Transmission services (note 7) ..........................         $ 36,232            29,372            70,540            56,670
   Systems sales and service ...............................            2,431             1,947             5,356             3,819
   Other ...................................................              536               541             1,273             1,064
                                                                     --------          --------          --------          --------
        Total revenues .....................................           39,199            31,860            77,169            61,553

Cost of sales ..............................................           22,474            18,140            43,776            34,892
                                                                     --------          --------          --------          --------

        Contribution .......................................           16,725            13,720            33,393            26,661
                                                                     --------          --------          --------          --------

Operating costs and expenses:
   Operating and engineering ...............................            2,820             1,971             5,445             4,129
   Sales and communications ................................            2,761             2,002             5,848             3,921
   General and administrative ..............................            4,386             4,160             8,670             7,775
   Legal and regulatory ....................................              410               403               850               808
   Bad debt ................................................              460               287               857               569
   Depreciation and amortization ...........................            1,918             1,560             3,805             3,164
                                                                     --------          --------          --------          --------
        Total operating costs and expenses .................           12,755            10,383            25,475            20,366
                                                                     --------          --------          --------          --------

        Operating income ...................................            3,970             3,337             7,918             6,295
                                                                     --------          --------          --------          --------

Other income (expense):
   Interest expense (notes 2 and 4) ........................             (473)             (321)             (804)             (592)
   Interest income .........................................              105                61               176               120
                                                                     --------          --------          --------          --------
        Total other income (expense) .......................             (368)             (260)             (628)             (472)
                                                                     --------          --------          --------          --------

        Earnings before income taxes .......................            3,602             3,077             7,290             5,823

Income tax expense (notes 2 and 5) .........................            1,452             1,241             3,002             2,380
                                                                     --------          --------          --------          --------

        Net earnings .......................................         $  2,150             1,836             4,288             3,443
                                                                     ========          ========          ========          ========

Net earnings per common share (note 1(c)) ..................         $    .09               .08               .17               .14
                                                                     ========          ========          ========          ========


See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity



                                                            (Unaudited)                           (Unaudited)
                                                             Shares of        Class A     Class B    Class A
                                                           Common Stock        Common      Common   Shares Held  Paid-in   Retained
                                                        Class A    Class B      Stock       Stock   in Treasury  Capital   Earnings
                                                        -------    -------      -----       -----   -----------  -------   --------
                                                      (Amounts in thousands)                  (Amounts in thousands)

Balances at December 31, 1994 ......................     19,617      4,179     $13,830      3,432       (328)      3,641      14,518

Net earnings .......................................         --         --          --         --         --          --       3,443
Class B shares converted to Class A ................          2         (2)         --         --         --          --          --
Tax effect of excess stock compensation
  expense for tax purposes under amounts
  recognized for financial reporting
  purposes .........................................         --         --          --         --         --          (3)         --
Shares issued under stock option plan ..............         20         --          44         --         --          --          --
Shares issued under officer stock
  option agreements ................................         20         --          --         --         --           3          --
                                                        -------    -------     -------    -------    -------     -------     -------

Balances at June 30, 1995 ..........................     19,659      4,177     $13,874      3,432       (328)      3,641      17,961
                                                        =======    =======     =======    =======    =======     =======     =======

Balances at December 31, 1995 ......................     19,680      4,176     $13,912      3,432       (389)      4,041      22,020

Net earnings .......................................         --         --          --         --         --          --       4,288
Class B shares converted to Class A ................         16        (16)         --         --         --          --          --
Tax effect of excess stock compensation
  expense for tax purposes under amounts
  recognized for financial reporting
  purposes .........................................         --         --          --         --         --          85          --
Shares issued under stock option plan ..............         72         --         103         --         --          --          --
Shares issued under officer stock
  option agreements ................................         --         --          --         --         --           1          --
                                                        -------    -------     -------    -------    -------     -------     -------

Balances at June 30, 1996 ..........................     19,768      4,160     $14,015      3,432       (389)      4,127      26,308
                                                        =======    =======     =======    =======    =======     =======     =======


See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES


                      Consolidated Statements of Cash Flows
                                                                    (Unaudited)
                                                                  Six Months Ended
                                                                      June 30,
                                                                  1996       1995
                                                                  ----       ----
                                                               (Amounts in thousands)
Cash flows from operating activities:
  Net earnings ............................................   $  4,288       3,443
  Adjustments to reconcile net earnings
    to net cash provided (used) by operating activities:
        Depreciation and amortization .....................      3,805       3,164
        Deferred income tax expense .......................        838         452
        Deferred compensation and compensatory
          stock options ...................................        189         124
        Bad debt expense, net of write-offs ...............         16         (46)
        Other noncash income and expense items ............        (25)        (18)
        Change in operating assets and liabilities (note 2)     (6,214)     (3,733)
                                                              --------    --------

          Net cash provided by operating activities .......      2,897       3,386
                                                              --------    --------

Cash flows from investing activities:
  Purchase of property and equipment ......................    (16,734)     (3,270)
  Refund of long-term deposits and purchases of other
    assets, net ...........................................       (924)       (500)
  Payment of transponder deposit ..........................     (7,800)         --
  Notes receivable issued .................................       (290)        (86)
  Payments received on notes receivable ...................          6         105
                                                              --------    --------

          Net cash used by investing activities ...........    (25,742)     (3,751)
                                                              --------    --------

Cash flows from financing activities:
  Long-term borrowings ....................................     21,100          --
  Repayments of long-term borrowings and capital
    lease obligations .....................................       (984)       (903)
  Proceeds from common stock issuance .....................        103          47
                                                              --------    --------

          Net cash provided (used) by financing activities      20,219        (856)
                                                              --------    --------

          Decrease in cash and cash equivalents ...........     (2,626)     (1,221)

Cash and cash equivalents at beginning of period ..........      4,017       1,649
                                                              --------    --------

Cash and cash equivalents at end of period ................   $  1,391         428
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

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
           Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

           (b)  Principles of Consolidation

           The consolidated financial statements include the accounts of GCI, its wholly-owned subsidiaries GCC, and Communication Services, and Communication Services wholly owned subsidiary Leasing Company. All significant intercompany balances and transactions have been eliminated in consolidation.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           (c)  Net Earnings Per Common Share

           Primary  earnings  per common  share are  determined  by dividing net earnings  by the  weighted  number of common  and  common  equivalent shares outstanding (amounts in thousands):
                                                                 Three months ended                 Six months ended
                                                                      June 30,                          June 30,
                                                                1996             1995             1996             1995
                                                                ----             ----             ----             ----
                                                                     (Unaudited)                       (Unaudited)
           Weighted average common shares outstanding          23,787           23,727           23,759           23,721

           Common equivalent shares outstanding                 1,347              692            1,266              655
                                                               ------           ------           ------           ------

           Shares used in computing primary earnings
              per share                                        25,134           24,419           25,025           24,376
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

           (f)  Property and Equipment

           Property and equipment is stated at cost. Construction costs of transmission facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. Construction in progress represents distribution systems not placed in service at June 30, 1996 and distribution systems and support equipment not placed in service at December 31, 1995; management intends to place this equipment in service during 1996.

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


                                       7                             (continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           (g)  Other Assets

           Other assets, excluding deferred loan costs and goodwill, are recorded at cost and are amortized on a straight-line basis over 2 to 15 years. Deferred loan costs are recorded at cost and are amortized on a straight-line basis over the life of the associated loan.

           Goodwill totaled approximately $1,235,000 and $1,286,000 at June 30, 1996 and December 31, 1995, respectively, net of amortization of approximately $748,000 and $697,000, respectively. Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over twenty years.

           (h)  Revenue From Services and Products

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

           (i)  Interest Expense

           Interest costs incurred during the construction period of significant capital projects are capitalized. Interest capitalized by the Company totaled $147,000 and $82,000 during the six-month and three-month periods ended June 30, 1996, respectively, and $112,000 during the year ended December 31, 1995.

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

            (k)  Use of Estimates

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

           (l)  Reclassifications

           Reclassifications have been made to the 1995 financial statements to make them comparable with the 1996 presentation.


                                       8                             (continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


 (2)       Consolidated Statements of Cash Flows Supplemental Disclosures

           For purposes of the Statement of Cash Flows, the Company's cash equivalents includes cash and all invested assets with original maturities of less than three months.

           Changes in operating  assets and liabilities  consist of (amounts in thousands):
                                                                              (Unaudited)
           Six-month period ended June 30,                                  1996       1995
                                                                            ----       ----
           Increase in trade receivables .............................   $(4,047)    (3,055)
           Increase in income taxes receivable .......................      (728)        --
           Increase in other receivables .............................       (27)       (50)
           Increase in prepaid and other
             current assets ..........................................      (728)      (319)
           Decrease in inventory .....................................        39         20
           Increase (decrease) in accounts payable ...................      (547)     1,324
           Increase (decrease) in accrued payroll
             and payroll related obligations .........................       302     (2,061)
           Increase in accrued liabilities ...........................       274        152
           Decrease in accrued income taxes ..........................      (547)       (30)
           Increase in accrued interest ..............................        77         22
           Increase (decrease) in deferred revenue....................      (282)       264
                                                                         -------    -------

                                                                         $(6,214)    (3,733)
                                                                         =======    =======

           Income taxes paid totaled  approximately  $3,440,500  and  $1,957,000
           during  the   six-month   periods  ended  June  30,  1996  and  1995,
           respectively.

           Interest paid totaled approximately $874,000 and $570,000 during the six-month periods ended June 30, 1996 and 1995, respectively.

           The Company recorded $85,000 during the six-month period ended June 30, 1996 as paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.


                                       9                             (continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


 (3)       Notes Receivable

           A summary of notes receivable follows:
                                                                                 (Unaudited)
                                                                                  June 30,        December 31,
                                                                                    1996              1995
                                                                                    ----              ----
                                                                                    (Amounts in thousands)
           Note receivable from officer bearing interest at the rate paid by the
            Company  on its senior  indebtedness,  secured by GCI Class A common stock,  due on the 90th day after  termination of employment or July
            30, 1998, whichever is earlier.                                      $   500               500

           Note  receivable  from officer  bearing  interest at 10%,  secured by
            Company  stock;  payable  in equal  annual  installments  of $36,513
            through August 26, 2004.                                                 224               224

           Notes receivable  from officers and others bearing  interest at 7% to
            10%, unsecured and secured by Company common stock,  shares of other common stock and equipment; due September 20, 1996
            through August 26, 2004.                                                 545               261
                                                                                  ------            ------

              Total notes receivable                                               1,269               985

              Less current portion                                                  (429)             (167)

              Plus long-term accrued interest                                        107                86
                                                                                  ------           -------

                                                                                 $   947               904
                                                                                  ======            ======

                                       10                            (continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)        Long-term Debt

           Long-term debt is summarized as follows:
                                                                               (Unaudited)
                                                                                 June 30,       December 31,
                                                                                   1996             1995
                                                                                   ----             ----
                                                                                   (Amounts in thousands)
                    Credit Agreement (a)                                        $ 22,100           1,000

                    Undersea Fiber and Equipment
                      Loan Agreement (b)                                           7,595           8,271

                    Financing Obligation (c)                                         538             709
                                                                                --------          ------

                                                                                  30,233           9,980

                    Less current maturities                                       23,890           1,689
                                                                                --------          ------

                    Long-term debt, excluding
                      current maturities                                       $   6,343           8,291
                                                                                ========          ======

           (a) The Company entered into a new $62.5 million interim credit facility with its senior lender during April 1996. The interim facility replaced in its entirety the prior senior facility described in the Company's December 31, 1995 Form 10-K. The new facility allows the Company to invest up to $60 million in capital expenditures through the first quarter of 1997. The Company expects to restructure the facility prior to its maturity on April 25, 1997. Since the entire facility matures within the twelve-month period ending June 30, 1997, the outstanding balance at June 30, 1996 is included in current maturities of long-term debt.

                    The interim facility will allow the Company to pursue certain of its immediate priorities while it continues to refine other strategic initiatives and related financial requirements.

                    The interim facility provides for interest (7.25% at June 30, 1996), among other options, at LIBOR plus one and three quarters to two and one quarter percent, depending on the Company's leverage ratio as defined in the agreement. A fee of 0.50% per annum is assessed on the unused portion of the facility.

                    The interim facility provides a remaining $1.3 million letter of credit required pursuant to the terms of the
                    Company's transponder purchase agreement with Hughes Communications Galaxy, Inc. ("Hughes"). The letter of credit will be drawn down by Hughes if the Company exercises an option during 1996 to acquire additional transponder capacity. $2.65 million of the facility has been used to provide a letter of credit to secure payment of certain access charges associated with the Company's provision of telecommunications services within the state of Alaska.

                    The interim facility contains, among others, covenants requiring maintenance of specific levels of operating cash flow to indebtedness and to interest expense. The credit agreement includes limitations on acquisitions and


                                       11                            (continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                    additional indebtedness, and prohibits payment of dividends, other than stock dividends. The Company was in compliance with all credit agreement covenants during the period commencing April (date of the new interim credit facility) through June 30, 1996.

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

           (c) As consideration for MCI's role in enabling Leasing Company to finance and acquire the undersea fiber optic cable capacity described at note 4(b) above, Leasing Company agreed to pay MCI $2,040,000 in sixty monthly payments of $34,000. For financial statement reporting purposes, the obligation has been recorded at its remaining present value, using a discount rate of 10% per annum. The agreement is secured by a second position security interest in the assets of Leasing Company.

                    As of June 30, 1996 maturities of long-term debt were as follows (in thousands):

                            Year ending
                              June 30,

                                1997                           $ 23,890
                                1998                              1,776
                                1999                              1,718
                                2000                              1,869
                                2001                                980
                                2002 and thereafter                 ---
                                                               --------
                                                               $ 30,233
                                                               ========


                                       12                            (continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)        Income Taxes

           Total income tax expense  (benefit) for the  six-month  periods ended
           June  30,  1996  and 1995  were  allocated  as  follows  (amounts  in thousands):
                                                                                    1996              1995
                                                                                    ----              ----
                                                                                         (Unaudited)
              Earnings from continuing operations                                 $3,002             2,380
              Stockholders' equity, for stock option
                compensation expense for tax purposes
                in (excess of) less than amounts recognized
                for financial reporting purposes                                     (85)                3
                                                                                   -----            ------

                                                                                  $2,917             2,383
                                                                                   =====            ======

           Income tax  expense  for the  six-month  periods  ended June 30,  1996 and 1995  consists  of the  following
           (amounts in thousands):
                                                                                    1996              1995
                                                                                    ----              ----
                                                                                          (Unaudited)
           Current tax expense:
                    Federal taxes                                                 $1,673             1,440
                    State taxes                                                      491               488
                                                                                   -----             -----
                                                                                   2,164             1,928
                                                                                   -----             -----
           Deferred tax expense:
                    Federal taxes                                                    641               368
                    State taxes                                                      197                84
                                                                                   -----             -----
                                                                                     838               452
                                                                                   -----             -----

                                                                                  $3,002             2,380
                                                                                   =====             =====

           Total  income tax expense  differed  from the  "expected"  income tax expense  determined by applying the statutory federal income tax rate of 35% for the  six-month  periods  ended  June 30,  1996 and 1995 as follows (amounts in thousands):
                                                                                    1996              1995
                                                                                    ----              ----
                                                                                         (Unaudited)
           "Expected" statutory tax expense                                       $2,551             1,980
           State income taxes, net of federal benefit                                447               377
           Income tax effect of goodwill
              amortization, nondeductible
              expenditures and other items, net                                        4                23
                                                                                   -----             -----

                                                                                  $3,002             2,380
                                                                                   =====             =====

                                       13                            (continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           The  tax  effects  of  temporary   differences   that  give  rise  to
           significant  portions of the  deferred  tax assets and  deferred  tax liabilities  at June 30, 1996 and  December  31,  1995 are  presented below (amounts in thousands).
                                                                                     June 30, December 31,
                                                                                       1996     1995
                                                                                       ----     ----
                                                                                   (Unaudited)
              Net current deferred tax assets:
                Accounts receivable, principally due to allowance for
                  for doubtful accounts .....................................        $  123      119
                Compensated absences, accrued for financial reporting purposes          419      400
                Workers compensation and self insurance health reserves,
                  principally due to accrual for financial reporting purposes           199      183
                Other ........................................................          163      133
                                                                                     ------   ------
                       Total gross current deferred tax assets ...............          904      835
                       Less valuation allowance ..............................          (91)     (89)
                                                                                     ------   ------
                       Net current deferred tax assets .......................       $  813      746
                                                                                     ======   ======
              Net long-term deferred tax assets:
                Deferred compensation expense for financial
                  reporting purposes in excess of amounts recognized
                  for tax purposes ..........................................        $  646      587
                Sweepstakes expense for financial reporting purposes
                  in excess of amounts recognized for tax purposes ..........           225      215
                Employee stock option compensation expense for financial
                  reporting purposes in excess of amounts recognized
                  for tax purposes ..........................................           199      206
                Capital loss carryforwards ...................................           23       23
                Other ........................................................          247      238
                                                                                     ------   ------
                       Total gross long-term deferred tax assets .............        1,340    1,269
                       Less valuation allowance ..............................         (134)    (136)
                                                                                     ------   ------
                       Net long-term deferred tax assets .....................        1,206    1,133
                                                                                     ------   ------
              Net long-term deferred tax liabilities:
                Plant and equipment, principally due to differences in
                  depreciation ..............................................         8,879    7,997
                Other ........................................................          151      140
                                                                                     ------   ------
                       Total gross long-term deferred tax liabilities ........        9,030    8,137
                                                                                     ------   ------
                       Net combined long-term deferred tax liabilities .......       $7,824    7,004
                                                                                     ======   ======

           The valuation allowance for deferred tax assets was $225,000 as of June 30, 1996 and December 31, 1995.

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


                                       14                            (continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


            The Company's U.S. income tax return for 1993 was selected for examination by the Internal Revenue Service during 1995. The examination commenced during the fourth quarter of 1995 and was completed during the second quarter of 1996. The Company received a no change letter upon completion of the examination.

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

           MCI owns a total of 6,251,509 shares of GCI's Class A and 1,275,791 shares of GCI's Class B common stock which on a fully diluted basis represented approximately 32 and 31 percent of the issued and outstanding shares of the respective class.

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

                                       15                            (continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           Information for the periods ended June 30, 1996 and 1995 with respect to the Plan follows:
                                                                          Shares       Option Price
                                                                          ------       ------------
           Outstanding at December 31, 1994                            1,729,699       $0.75-$4.00

                    Granted                                              400,000       $4.00
                    Exercised                                            (20,000)      $2.25
                    Forfeited                                            (11,500)      $4.00
                                                                       ---------

           Outstanding at June 30, 1995                                2,098,199       $0.75-$4.00
                                                                       =========

           Outstanding at December 31, 1995                            2,288,199       $0.75-$4.00

                    Granted                                               61,000       $3.75-$4.50
                    Exercised                                            (72,174)      $0.75-$4.00
                    Forfeited                                            (43,291)      $0.75-$4.00
                                                                       ---------

           Outstanding at June 30, 1996                                2,233,734       $0.75-$4.50
                                                                       =========
           Available for grant at June 30, 1996                          331,844
                                                                       =========
           Exercisable at June 30, 1996                                1,010,834
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


                                       16                            (continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

           GCI may match employee salary reductions and after tax contributions in any amount, elected by GCI each year, but not more than 10 percent of any one employee's compensation will be matched in any year. The combination of salary reductions, after tax contributions and GCI matching contributions cannot exceed 25 percent of any employee's compensation (determined after salary reduction) for any year. GCI's contributions vest over six years. Prior to July 1, 1995 employee and GCI contributions were invested in GCI common stock and employee contributions received up to 100% matching, as determined by the Company each year, in GCI common stock. Beginning July 1, 1995 employee contributions may be invested in GCI, MCI, or Tele-Communications, Inc. common stock or in various mutual funds. Such employee contributions invested in GCI common stock receive up to 100% matching, as determined by the Company each year, in GCI common stock. Employee contributions invested in other than GCI common stock receive up to 50% matching, as determined by the Company each year, in GCI common stock. The Company's matching contributions allocated to participant accounts totaled approximately $254,000 and $208,000 for the quarters ended June 30, 1996 and 1995, respectively, and $482,000 and $509,000 for the six-month periods ended June 30, 1996 and 1995, respectively. The Plan may, at its discretion, purchase shares of common stock from the Company at market value or may purchase GCI common stock on the open market.

(7)        Sales to Major Customers

           The Company provides message telephone service to MCI and U.S. Sprint ("Sprint"), major customers. Pursuant to the terms of a contract with MCI, the Company earned revenues of approximately $7.4 million and $6.0 million for the quarters ended June 30, 1996 and 1995, respectively, and approximately $13.8 million and $11.1 million for the six-month periods ended June 30, 1996 and 1995, respectively. The Company earned revenues pursuant to a contract with Sprint totaling approximately $4.7 million and $3.6 million for the quarters ended June 30, 1996 and 1995, respectively, and $9.0 million and $7.0 million for the six-month periods ended June 30, 1996 and 1995, respectively.

(8)        Leases

           The Company leases business offices, has entered into site lease agreements and uses certain equipment and satellite transponder capacity pursuant to operating lease arrangements. Rental costs under such arrangements amounted to approximately $1,570,000 and $1,111,000 for the quarters ended June 30, 1996 and 1995, respectively, and $2,772,000 and $2,166,000 for the six-month periods ended June 30, 1996 and 1995, respectively.


                                       17                            (continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

(9)        Disclosure about Fair Value of Financial Instruments

           Statement of Financial Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107") requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. SFAS No. 107 specifically excludes certain items from its disclosure requirements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at June 30, 1996 and December 31, 1995 for the Company's financial assets and liabilities approximate their fair values.

 (10)      Commitments and Contingencies

           The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The amount of the down payment required in 1996 and the balance payable upon expected delivery of the transponders in 1998 are dependent upon a number of factors. The Company does not expect the down payment to exceed $9.1 million (of which $7.8 million had been paid as of June 30, 1996) and the remaining balance payable at delivery to exceed $46 million.

           In March 1996 the Company announced that it had signed letters of intent to acquire six Alaska cable companies that offer cable television service to more than 101,000 subscribers with facilities passing 74 percent of households throughout the state of Alaska. The Company intends to acquire Prime Cable of Alaska, Alaska Cablevision, Inc. of Kirkland, Washington, McCaw/Rock Seward Cable System, McCaw/Rock Homer Cable System, and Alaskan Cable companies, composed of three corporations. Prime Cable operates the state's largest cable television system including stations in Anchorage, Bethel, Kenai and Soldotna, Alaska. Alaska Cablevision, Inc. owns and operates cable stations in Petersburg, Wrangell, Cordova, Valdez, Kodiak, Nome and Kotzebue, Alaska. McCaw/Rock Seward Cable System operates stations in Seward, Alaska. McCaw/Rock Homer Cable System operates stations in Homer, Alaska. Alaskan Cable companies operate stations in Fairbanks, Juneau, Ketchikan and Sitka, Alaska. This acquisition is expected to allow the Company to integrate cable services to bring more information  not  only to more  customers,  but in a  manner  that is


                                       18                            (continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           quicker, more efficient and more cost effective than ever before. The purchase will facilitate consolidation of the cable operations and will provide a platform for developing new customer products and services over the next several years. Upon closing and after all approvals are obtained, the cable companies will be consolidated into one or more organizations owned by the Company.

           The total purchase price is $280.7 million. According to terms of the agreements, GCI will issue 16.3 million shares of Class A common stock to certain of the owners of the cable companies valued at $105.7 million. The balance of the purchase is expected to be provided by approximately $175 million of bank financing. Additional capital will be provided from the sale of 2 million shares of GCI's Class A common stock to MCI Telecommunications Corporation for $6.50 per share. As of May 10, 1996, definitive purchase and sale agreements with the owners of the cable companies had been executed.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                    FOR THE THREE AND SIX MONTH PERIODS ENDED

                             JUNE 30, 1996 AND 1995



           The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

           Liquidity and Capital Resources

           The Company's liquidity (ability to generate adequate amounts of cash to meet the Company's need for cash) was affected by a net decrease in the Company's cash and cash equivalents of $2.6 million from December 31, 1995 to June 30, 1996. Sources of cash in 1996 included the Company's operating activities which generated positive cash flow of $2.9 million net of changes in the components of working capital, and long-term borrowings of $21.1 million. Uses of cash during 1996 included repayment of $984,000 of long-term borrowings and capital lease obligations, investment of $16.7 million in distribution and support equipment and systems, payment of loan fees totaling $439,000, expenditures associated with the cable company acquisitions totaling approximately $240,000, payment of $7.8 million as a transponder purchase deposit, and investment in other assets.

           Net receivables increased $4.8 million from December 31, 1995 to June 30, 1996 resulting from: 1) increased MTS sales in 1996 as compared to 1995, 2) amounts billed in late May and June 1996 to a customer pursuant to a new network services contract, 3) increased amounts due from other common carriers attributed to growth in their traffic carried by the Company, 4) increased private line sales activity in 1996 as compared to 1995, and 5) recording refundable income taxes at June 30, 1996.

           Working  capital  (current assets less current  liabilities)  totaled
           ($13.1) million (deficit) and $5.1 million at June 30, 1996 and December 31, 1995, respectively. As disclosed in Note 4 to the accompanying Consolidated Financial Statements, the Company expects to restructure its senior credit facility prior to its maturity on April 25, 1997. Since the entire facility matures within the twelve-month period ending June 30, 1997, the outstanding balance at June 30, 1996 is included in current maturities of long-term debt. Except for the classification of the Company's senior indebtedness as current, working capital at June 30, 1996 totaled $9.0 million, a $3.9 million increase from December 31, 1995. Working capital generated by operations and proceeds from borrowings exceeded expenditures for property and equipment and repayment of borrowings and capital lease obligations resulting in the $3.9 million increase at June 30, 1996 as compared to December 31, 1995.

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

           The Company's expenditures for property and equipment totaled $16.7 million and $3.3 million during the first two quarters of 1996 and 1995, respectively. Management's capital expenditures plan for 1996 includes approximately $30 to $50 million in capital necessary to pursue strategic initiatives, to maintain the network and to enhance transmission capacity to meet projected traffic demands.

                                       20                            (continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                    FOR THE THREE AND SIX MONTH PERIODS ENDED

                             JUNE 30, 1996 AND 1995


           The two wideband transponders the Company owned reached the end of their expected useful life in August, 1994, at which time the Company leased replacement capacity. The existing leased capacity is expected to meet the Company's requirements until such time that capacity is available pursuant to the terms of a new long-term agreement described below.

           The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The amount of the down payment required in 1996 and the balance payable upon delivery of the transponders as early as the fourth quarter of 1997 are dependent upon a number of factors including the number of transponders required and the timing of their delivery and acquisition. The Company does not expect the down payment to exceed $9.1 million and the remaining balance payable coinciding with a staged delivery to exceed $46 million. The Company amended its existing senior credit facility to provide for the required down payment in 1996 and expects to further amend or refinance its credit agreement to fund its remaining commitment.

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

           The FCC concluded an auction of spectrum to be used for the provision of PCS in March, 1995. The Company was named by the FCC as the high bidder for one of the two 30 megahertz blocks of spectrum, with Alaska statewide coverage. Acquisition of the license for a cost of $1.65 million will allow GCI to introduce new PCS services in Alaska. The Company began developing plans for PCS deployment in 1995 with limited technology service trials planned for 1996 and early 1997 with service offerings expected as early as late 1997 or 1998. Expenditures for PCS deployment could total $50 to $100 million over the next 10 year period. The estimated cost for PCS deployment is expected to be funded through income from operations and additional debt and perhaps, equity financing. The Company's ability to deploy PCS services will be dependent on its available resources.

           The Company obtained necessary APUC and FCC approvals waiving current prohibitions against construction of competitive facilities in rural Alaska, allowing for deployment of DAMA technology in 56 sites in rural Alaska on a demonstration basis. Construction and deployment will be completed in the fourth quarter of 1996, with services expected to be provided at that time. Construction and deployment costs are expected to total $18 to $20 million, and are being funded through a combination of cash generated from operations and bank financing. The Company's expenditures for DAMA construction and deployment totaled approximately $12.2 million through June 30, 1996. Existing satellite technology relies on fixed channel assignments to a central hub. The Company's new DAMA communication technology assigns satellite capacity on an as needed basis. The digital DAMA system allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality. A four-module demonstration system was constructed in 1994 and was integrated into the Company's telecommunication network in 1995.

                                       21                            (continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                    FOR THE THREE AND SIX MONTH PERIODS ENDED

                             JUNE 30, 1996 AND 1995


           The Company announced March 15, 1996 that it has signed letters of intent to acquire six Alaska cable companies that offer cable television service to more than 101,000 subscribers serving 74 percent of households throughout the state of Alaska. The Company intends to acquire Prime Cable of Alaska, and the assets of Alaska Cablevision, Inc. of Kirkland, Washington, McCaw/Rock Seward Cable System, McCaw/Rock Homer Cable System, and Alaskan Cable companies, composed of three corporations. Prime Cable operates the state's largest cable television system including stations in Anchorage, Bethel, Kenai and Soldotna, Alaska. Alaska Cablevision, Inc. owns and operates cable stations in Petersburg, Wrangell, Cordova, Valdez, Kodiak, Nome and Kotzebue, Alaska. McCaw/Rock Seward Cable System operates stations in Seward, Alaska. McCaw/Rock Homer Cable System operates stations in Homer, Alaska. Alaskan Cable companies operate stations in Fairbanks, Juneau, Ketchikan and Sitka, Alaska. This acquisition is expected to allow the Company to integrate cable services to bring more information not only to more customers, but in a manner that is quicker, more efficient and more cost effective than ever before. The purchase will facilitate consolidation of the cable operations and is expected to provide a platform for developing new customer products and services over the next several years.

           The total purchase price is $280.7 million. According to terms of the agreements, GCI will issue 16.3 million shares of Class A common stock to certain of the owners of the cable companies valued at $105.7 million. The balance of the purchase is expected to be provided by approximately $175 million of bank financing. Additional capital will be provided from the sale of 2 million shares of GCI's Class A common stock to MCI Telecommunications Corporation for $6.50 per share.

           Definitive agreements have been executed for the Prime Cable of Alaska, Alaska Cablevision, Inc. of Kirkland, Washington, McCaw/Rock Seward Cable System, McCaw/Rock Homer Cable System, and Alaskan Cable Companies transactions. Definitive agreements for the MCI transaction are expected to be executed in August 1996. The Company has applied to the APUC to transfer the franchises of the cable companies. Once all regulatory approvals are granted, and all remaining contingencies are resolved, the cable companies will be consolidated into one or more organizations owned by the Company.

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

           Results of Operations

           The Company's message data and transmission services industry segment provides interstate and intrastate long distance telephone service to all communities within the state of Alaska through use of its facilities and interconnect agreements with other carriers. The Company's average rate per minute for message transmission services during the first 6 months of 1996 was $0.183 as compared to $0.188 for the same period in 1995. The decrease in the average rate per minute results from the Company's promotion of and customers' enrollment in new calling plans offering discounted rates and length of service rebates.

           Total revenues for the first six months of 1996 were $77.2 million, a
           25.3 percent increase over total revenues for the same period of 1995 of $61.6 million. Total revenues for the second quarter of 1996 were $39.2 million, a 22.9 percent increase over total revenues for

                                       22                            (continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                    FOR THE THREE AND SIX MONTH PERIODS ENDED

                             JUNE 30, 1996 AND 1995


           the same period of 1995 of $31.9 million. Revenue growth is attributed to five fundamental factors, as follows:

           (1) Growth in interstate telecommunication services which resulted in billable minutes of traffic carried totaling 141 million and 112 million minutes in the second quarter of 1996 and 1995, respectively, or 82 and 83 percent of total 1996 and 1995 minutes, respectively, and billable minutes of traffic carried totaling 275 million and 218 million minutes in the first six months of 1996 and 1995, respectively, or 83 and 84 percent of total 1996 and 1995 minutes, respectively.
           (2) Provision of intrastate telecommunication services which resulted in billable minutes of traffic carried totaling 31 million and 22 million minutes in the second quarter of 1996 and 1995, respectively, or 18 and 17 percent of total 1996 and total 1995 minutes, respectively, and billable minutes of traffic carried totaling 60 million and 43 million minutes in the first six months of 1996 and 1995, respectively, or 17 and 16 percent of total 1996 and 1995 minutes, respectively.

           Interstate and intrastate minutes and revenue growth are primarily the result of the Company's customer acquisition program which commenced during the third quarter of 1995.

           (3) Increases in revenues derived from other common carriers ("OCC") including MCI and Sprint. OCC traffic accounted for $12 million or 31% and $10 million or 31% of total revenues in the second quarter of 1996 and 1995, respectively. OCC traffic accounted for $23 million or 29% and $18 million or 29% of total revenues in the first six months of 1996 and 1995, respectively. Both MCI and Sprint are major customers of the Company. Loss of one or both of these customers would have a significant detrimental effect on revenues and on contribution. Except as described in (5) below, there are no other individual customers, the loss of which would have a material impact on the Company's revenues or gross profit.
           (4) Increased revenues associated with private line and private network transmission services, which increased 39 percent to $3.9 million in the second quarter of 1996 as compared to $2.8 million in the same period of 1995, and increased 33 percent to $7.3 million in the first six months of 1996 as compared to $5.5 million in the same period of 1995.
           (5) Increased revenues associated with network services revenues, which increased 94 percent to $1.3 million in the second quarter of 1996 as compared to $650,000 in the same period of 1995, and increased 47 percent to $2.7 million in the first six months of 1996 as compared to $1.8 million in the same period of 1995. Revenue growth is primarily attributed to the commencement of telecommunication services offered to National Bank of Alaska during the second quarter of 1996 pursuant to a six year contract. The following services will be provided during the transition period expected to be completed in the third quarter of 1996: 1) branch deployment, 2) upgrade of existing local area network environments, and 3) wide area network deployment. The Company will provide operation and management services after the transition period throughout the remainder of the contract term. Transition services are billable based on the scope-of-work. Recurring operation and management services are billable as incurred and are subject to targeted cost ceilings. National Bank of Alaska is a national bank and the largest financial institution in the State of Alaska. It provides banking and financial services and operates over 50 branch offices in both urban

                                       23                            (continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                    FOR THE THREE AND SIX MONTH PERIODS ENDED

                             JUNE 30, 1996 AND 1995


           and bush areas throughout the state, the largest network of bank branch offices in the state. The Company considers the agreement with National Bank of Alaska significant in that it offers the Company the opportunity to provide telecommunication services to a highly visible customer throughout the state over an extended period of time.

           Transmission access and distribution costs, which represent cost of sales for transmission services, amounted to approximately 57 percent and 58 percent of transmission revenues during the second quarter of 1996 and 1995, respectively, and amounted to approximately 57 percent and 60 percent of transmission revenues during the first six months of 1996 and 1995, respectively. The decrease in distribution costs as a percentage of transmission revenues during 1996 as compared to 1995 results primarily from recording refundable amounts in the first two quarters of 1996 totaling approximately $960,000 for a local exchange carrier and National Exchange Carrier Association excess earnings in 1993 and 1994. Changes in distribution costs as a percentage of revenues will occur as the Company's traffic mix changes. The Company is unable to predict if or when access charge rates will change in the future and the impact of such changes on the Company's distribution costs.

           Contribution increased 22 percent during the second quarter of 1996 as compared to the same period of 1995 and increased 25 percent during the fist six months of 1996 as compared to the same period of 1995. Increases in both periods resulted from increased revenues derived from private line and network services, increased OCC revenues billed at a consistent average rate per minute, and reductions in distribution costs as previously described. Such increases were offset, in part, by a reduced average rate per minute earned on interstate and intrastate telecommunication services.

           Total operating costs and expenses as a percentage of revenues decreased from 32.6 percent in the second quarter of 1995 to 32.5 percent in the same period of 1996 and increased 22.9 percent from $10.4 million in the second quarter of 1995 to $12.8 million in the same period of 1996. Total operating costs and expenses as a percentage of revenues remained constant at 33% in the second quarter of 1996 as compared to the same period of 1995 and increased 25.1 percent from $20.4 million in the first six months of 1995 to $25.5 million in the same period of 1996. Both increases in aggregate costs are primarily due to (1) increased personnel costs in sales, customer service, credit, engineering, operations and management information services related to the introduction of new products and services, and increased sales and customer service volumes; and (2) increased sales, advertising and telemarketing costs due to the introduction of the Company's Great Rate, Great Dividend and other proprietary rate plans. In general, the Company has dedicated additional resources in certain areas to pursue longer term opportunities. It must balance the desire to pursue such opportunities with the need to continue to improve current performance.

           Continuing legal and regulatory costs are, in large part, associated with regulatory matters involving the FCC, the APUC, and the Alaska Legislature.

           EBITDA (earnings before interest, taxes, depreciation and amortization), increased approximately 20% to $5.9 million in the second quarter of 1996 from $4.9 million in the same period of 1995, and increased approximately 24% to $11.7 million in the first six months of 1996 from $9.5 million in the same period of 1995. EBITDA, a measure of the Company's ability to generate cash flows, should be considered in addition to, but not as a substitute for, or superior to, other measures of financial performance reported in accordance

                                       24                            (continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                    FOR THE THREE AND SIX MONTH PERIODS ENDED

                             JUNE 30, 1996 AND 1995


           with generally accepted accounting principles. EBITDA, also known as operating cash flow, is often used by analysts when evaluating companies in the telecommunications industry.

           Interest expense increased 47 percent to $473,000 during the second quarter of 1996 as compared to $321,000 during the same period of 1995, and increased 36 percent to $804,000 during the fist six months of 1996 as compared to $592,000 during the same period of 1995. The increases in interest expense in both periods result primarily from increases in the Company's average outstanding indebtedness, offset in part by increases in the amount of interest capitalized during 1996.

           Income tax expense totaled $1.5 million and $1.2 million in the second quarter of 1996 and the same period of 1995, respectively, and totaled $3.0 million and $2.4 million in the first six months of 1996 and the same period of 1995, respectively, resulting from the application of statutory income tax rates to net earnings before income taxes.

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

                                       25                            (continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                    FOR THE THREE AND SIX MONTH PERIODS ENDED

                             JUNE 30, 1996 AND 1995


           down; co-carrier status for competitive local exchange carriers is ratified; and the concept of "physical collocation" of competitors' facilities in Local Exchange Carriers central offices, which an appeals court rejected, is resurrected.

           As allowed by the Act, the Company and AT&T Alascom filed with the APUC in 1996 for authorization to provide local service in the Anchorage area and requested negotiations with the Anchorage Telephone Utility ("ATU") for interconnection and the resale of local service. The Company, in July 1996, has further requested arbitration by the APUC of the interconnection and resale issues with ATU. Additionally, ATU has indicated that it intends to enter the long distance market by the end of 1996. ATU applied to the APUC during June, 1996 for approval to provide intrastate service through the purchase of long-distance service at wholesale rates from the Company and AT&T Alascom and then resell the service back to Anchorage customers at retail rates.

           The Act requires the Federal Communications Commission to open no fewer than 50 rulemaking proceedings. The legislation calls for the establishment of a new federal-state joint board on universal service within 30 days of enactment. That board will have to develop proposals to revamp the universal service subsidy system that has evolved over the years which could be among the most far-reaching provisions of the Act.

            The Company is unable to determine the impact on its operations of the Act, the rulemaking proceedings, the actions of the federal-state joint board or ATU's possible entry into the long distance market

            In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 establishes financial accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires the recognition of financial assets and servicing assets, if any, that are controlled by the Company, the derecognition of financial assets, if any, when control is surrendered, and the derecognition of liabilities, if any, when control has been surrendered in the transfer of financial assets. The Company anticipates that the adoption of SFAS No. 125 in 1997 will not have a material effect on its consolidated financial statements.

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

           (b) Reports on Form 8-K filed during the quarter ended June 30, 1996 - None

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     GENERAL COMMUNICATION, INC.



             August 7, 1996                        By:    /s/ Ronald A. Duncan
                 (Date)                                   Ronald A. Duncan,
                                                          President and Director
                                                          (Principal Executive
                                                           Officer)



             August 7, 1996                        By:    /s/ John M. Lowber
                 (Date)                                   John M. Lowber,
                                                          Senior Vice President
                                                          and Chief Financial
                                                          Officer
                                                          (Principal Financial
                                                           Officer)



             August 7, 1996                        By:    /s/ Alfred J. Walker
                 (Date)                                   Alfred  J.  Walker,
                                                          Vice President and
                                                          Chief Accounting
                                                          Officer
                                                          (Principal Accounting
                                                           Officer)