Form 10-Q
period 1996-09-30
GENERAL COMMUNICATION INC
filed 1996-11-14
CIK 808461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



                                   (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from             to


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

                    The number of shares outstanding of the registrant's classes of common stock, as of October 31, 1996 was:

                 36,578,966 shares of Class A common stock; and
                    4,082,035 shares of Class B common stock.

                                      INDEX

                           GENERAL COMMUNICATION, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                                                                                    PAGE NO
                                                                                                    -------
      PART I.     FINANCIAL INFORMATION

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


      PART II.    OTHER INFORMATION

                  Item 1.      Legal Proceedings..........................................................28

                  Item 6.      Exhibits and Reports on Form 8-K...........................................28


      SIGNATURES..........................................................................................29


                                      (i)

                                     GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                                              Consolidated Balance Sheets


                                                                                   (Unaudited)
                                                                                  September 30,     December 31,
                          ASSETS                                                       1996             1995
      -------------------------------------------------------                          ----             ----
                                                                                       (Amounts in thousands)
      Current assets:
        Cash and cash equivalents (note 2)                                          $   5,255            4,017
                                                                                     --------          -------

        Receivables:
                Trade                                                                  24,922           21,737
                Income taxes (note 5)                                                     591              ---
                Other                                                                     300              253
                                                                                     --------          -------
                                                                                       25,813           21,990
        Less allowance for doubtful receivables                                           298              295
                                                                                     --------          -------
                Net receivables                                                        25,515           21,695
                                                                                     --------          -------

        Prepaid and other current assets                                                2,423            1,566
        Inventory                                                                         891              991
        Deferred income taxes, net (note 5)                                               878              746
        Notes receivable (note 3)                                                         447              167
                                                                                     --------          -------

                Total current assets                                                   35,409           29,182
                                                                                     --------          -------

      Property and equipment, at cost (notes 4 and 8)
        Land                                                                               73               73
        Distribution systems                                                           74,468           67,434
        Support equipment                                                              15,363           11,610
        Property and equipment under capital leases                                     2,030            2,030
                                                                                     --------          -------
                                                                                       91,934           81,147
        Less amortization and accumulated depreciation                                 38,981           33,789
                                                                                     --------          -------
                Net property and equipment in service                                  52,953           47,358
        Construction in progress                                                       17,076            3,096
                                                                                     --------          -------
                Net property and equipment                                             70,029           50,454

      Notes receivable (note 3)                                                           740              904
      Transponder deposit (notes 4 and 10)                                              7,800              ---
      Other assets, at cost, net of amortization                                        5,769            4,225
                                                                                     --------          -------

                Total assets                                                        $ 119,747           84,765
                                                                                     ========          =======

      See accompanying notes to consolidated financial statements.



                                       1                             (Continued)

                                     GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                                              Consolidated Balance Sheets
                                                      (Continued)

                                                                                   (Unaudited)
                                                                                  September 30,     December 31,
            LIABILITIES AND STOCKHOLDERS' EQUITY                                       1996             1995
      -------------------------------------------------------                          ----             ----
                                                                                       (Amounts in thousands)
      Current liabilities:
        Current maturities of long-term debt (note 4)                               $  31,929            1,689
        Current maturities of obligations under
           capital leases (note 8)                                                        144              282
        Accounts payable                                                               15,132           16,861
        Accrued payroll and payroll related obligations                                 3,116            2,108
        Deferred revenues                                                               1,134            1,317
        Accrued liabilities                                                             1,422            1,134
        Accrued income taxes (note 5)                                                     ---              547
        Accrued interest                                                                  415              132
                                                                                     --------          -------
                Total current liabilities                                              53,292           24,070

      Long-term debt, excluding current maturities (note 4)                             5,864            8,291
      Obligations under capital leases, excluding
         current maturities (note 8)                                                      ---               26
      Obligations under capital leases due to related parties,
         excluding current maturities (note 8)                                            694              739
      Deferred income taxes, net (note 5)                                               8,841            7,004
      Other liabilities                                                                 1,858            1,619
                                                                                     --------          -------
                Total liabilities                                                      70,549           41,749
                                                                                     --------          -------

      Stockholders' equity (notes 2, 5 and 6):
      Common stock (no par):
                Class A.  Authorized 50,000,000
                   shares; issued and outstanding
                   19,852,463 and 19,680,199 shares
                   at September 30, 1996 and December 31,
                   1995, respectively                                                  14,099           13,912
                Class B.  Authorized 10,000,000
                   shares; issued and outstanding
                   4,085,461 and 4,175,434 shares
                   at September 30, 1996 and December 31,
                   1995, respectively                                                   3,432            3,432
      Less cost of 199,081 and 122,111 Class A common
          stock held in treasury at September 30, 1996 and
          December 31, 1995, respectively                                              (1,010)            (389)
      Paid-in capital                                                                   4,229            4,041
      Retained earnings                                                                28,448           22,020
                                                                                     --------          -------
                Total stockholders' equity                                             49,198           43,016
                                                                                     --------          -------
      Commitments, contingencies and subsequent
        event (notes 8, 10 and 11)
                Total liabilities and stockholders' equity                          $ 119,747           84,765
                                                                                     ========          =======

      See accompanying notes to consolidated financial statements.

                                     GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                                         Consolidated Statements of Operations

                                                                      (Unaudited)                    (Unaudited)
                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                                 1996             1995          1996           1995
                                                                 ----             ----          ----           ----
                                                                   (Amounts in thousands except per share amounts)
Revenues:
   Transmission services (note 7)                              $  36,190         31,649        106,729         88,320
   Systems sales and service                                       1,935          1,310          7,291          5,128
   Other                                                             539            404          1,812          1,468
                                                                --------       --------       --------       --------
        Total revenues                                            38,664         33,363        115,832         94,916

Cost of sales                                                     22,226         18,117         66,350         53,036
                                                                --------       --------       --------       --------

        Contribution                                              16,438         15,246         49,482         41,880
                                                                --------       --------       --------       --------

Operating costs and expenses:
   Operating and engineering                                       2,515          2,221          7,550          6,349
   Sales and communications                                        3,020          2,578          8,920          6,500
   General and administrative                                      4,098          3,888         12,776         11,674
   Legal and regulatory                                              420            419          1,271          1,227
   Bad debt                                                          556            424          1,413            993
   Depreciation and amortization                                   1,812          1,608          5,616          4,733
                                                                --------       --------       --------       --------
        Total operating costs and expenses                        12,421         11,138         37,546         31,476
                                                                --------       --------       --------       --------

        Operating income                                           4,017          4,108         11,936         10,404
                                                                --------       --------       --------       --------

Other income (expense):
   Interest expense (notes 2 and 4)                                 (415)          (336)        (1,219)          (927)
   Interest income                                                   146             54            321            174
                                                                --------       --------       --------       --------
        Total other income (expense)                                (269)          (282)          (898)          (753)
                                                                --------       ---------      ---------      ---------

        Earnings before income taxes                               3,748          3,826         11,038          9,651

Income tax expense (notes 2 and 5)                                 1,608          1,574          4,610          3,955
                                                                --------       --------       --------       --------

        Net earnings                                           $   2,140          2,252          6,428          5,696
                                                                ========       ========       ========       ========

Net earnings per common share (note 1(c))                      $     .09            .09            .26            .23
                                                                ========    ===========       ========       ========

See accompanying notes to consolidated financial statements.

                                     GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                                    Consolidated Statements of Stockholders' Equity


                                             (Unaudited)                           (Unaudited)
                                              Shares of         Class A     Class B   Class A
                                            Common Stock        Common      Common  Shares Held  Paid-in   Retained
                                         Class A    Class B      Stock      Stock   in Treasury  Capital   Earnings
                                         -------    -------      -----      -----   -----------  -------   --------
                                       (Amounts in thousands)                   (Amounts in thousands)

Balances at December 31, 1994              19,617     4,179    $13,830     3,432       (328)     3,641       14,518

Net earnings                                  ---       ---        ---       ---        ---        ---        5,696
Class B shares converted to Class A             3        (3)       ---       ---        ---        ---          ---
Tax effect of excess stock compensation
  expense for tax purposes over amounts
  recognized for financial reporting
  purposes                                    ---       ---        ---       ---        ---        565          ---
Shares acquired pursuant to officer
   deferred compensation agreement            ---       ---        ---       ---        (51)       ---          ---
Shares issued under stock option plan          20       ---         44       ---        ---        ---          ---
Shares issued under officer stock
  option agreements                            20       ---        ---       ---        ---          3          ---
                                           ------     -----     ------     -----     ------     ------      -------

Balances at September 30, 1995             19,660     4,176    $13,874     3,432       (379)     4,209       20,214
                                           ======     =====     ======     =====     ======      =====       ======

Balances at December 31, 1995              19,680     4,176    $13,912     3,432       (389)     4,041       22,020

Net earnings                                  ---       ---        ---       ---        ---        ---        6,428
Class B shares converted to Class A            90       (90)       ---       ---        ---        ---          ---
Tax effect of excess stock compensation
  expense for tax purposes over amounts
  recognized for financial reporting
  purposes                                    ---       ---        ---       ---        ---        187          ---
Shares acquired pursuant to officer
   deferred compensation agreement            ---       ---        ---       ---       (621)       ---          ---
Shares issued under stock option plan          82       ---        187       ---        ---        ---          ---
Shares issued under officer stock
  option agreements                           ---       ---        ---       ---        ---          1          ---
                                           ------     -----     ------     -----     ------     ------      -------

Balances at September 30, 1996             19,852     4,086    $14,099     3,432     (1,010)     4,229       28,448
                                           ======     =====     ======     =====     ======      =====       ======

See accompanying notes to consolidated financial statements.

                                     GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                                         Consolidated Statements of Cash Flows

                                                                                            (Unaudited)
                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                     1996                1995
                                                                                     ----                ----
                                                                                      (Amounts in thousands)
      Cash flows from operating activities:
        Net earnings                                                             $   6,428               5,696
        Adjustments to reconcile net earnings
          to net cash provided (used) by operating activities:
              Depreciation and amortization                                          5,616               4,733
              Deferred income tax expense                                            1,892               1,449
              Deferred compensation and compensatory
                stock options                                                          240                 144
              Bad debt expense, net of write-offs                                        3                (124)
              Other noncash income and expense items                                    28                 (28)
              Change in operating assets and liabilities (note 2)                   (5,460)             (2,655)
                                                                                  --------             -------

                Net cash provided by operating activities                            8,748               9,215
                                                                                  --------             -------

      Cash flows from investing activities:
        Purchase of property and equipment                                         (24,767)             (4,831)
        Payment of transponder deposit                                              (7,800)                ---
        Refund of long-term deposits and purchases of other
          assets, net                                                               (1,964)               (668)
        Notes receivable issued                                                       (397)               (206)
        Payments received on notes receivable                                          249                 109
                                                                                  --------             -------

                Net cash used by investing activities                              (34,679)             (5,596)
                                                                                  --------             -------

      Cash flows from financing activities:
        Long-term borrowings                                                        29,100                 ---
        Repayments of long-term borrowings and capital lease
          obligations                                                               (1,496)             (2,353)
        Purchase of treasury stock                                                    (621)                ---
        Proceeds from common stock issuance                                            187                  44
                                                                                  --------             -------

                Net cash provided (used) by financing activities                    27,170              (2,309)
                                                                                  --------             -------

                Increase in cash and cash equivalents                                1,238               1,310

      Cash and cash equivalents at beginning of period                               4,017               1,649
                                                                                  --------             -------

      Cash and cash equivalents at end of period                                 $   5,255               2,959
                                                                                  ========             =======

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

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
           Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



           (c)  Net Earnings Per Common Share

           Primary  earnings  per common  share are  determined  by dividing net earnings  by the  weighted  number of common  and  common  equivalent shares outstanding (amounts in thousands):
                                                                Three months ended                 Nine months ended
                                                                   September 30,                     September 30,
                                                                 1996         1995                1996           1995
                                                                 ----         ----                ----           ----
                                                                    (Unaudited)                       (Unaudited)
           Weighted average common shares outstanding          23,734        23,715             23,700         23,709

           Common equivalent shares outstanding                 1,356           627              1,147            611
                                                              -------        ------             ------         ------

           Shares used in computing primary earnings
                per share                                      25,090        24,342             24,847         24,320
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

           (f)  Property and Equipment

           Property and equipment is stated at cost. Construction costs of transmission facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. Construction in progress represents distribution systems and support equipment not placed in service at September 30, 1996 and December 31, 1995; management intends to place this equipment in service during 1996 and 1997.

           The Company's investment in jointly owned earth station assets on Adak Island, Alaska is stated at cost and is depreciated on a straight-line basis over lives ranging from 10 to 12 years. Revenues derived from customers whose service transits the joint facilities are recognized based upon the level of service and supporting facilities that are provided by each owner.

           Depreciation and amortization is computed on a straight-line basis based upon the shorter of the lease term or the estimated useful lives of the assets ranging from 3 to 20 years for distribution systems and 5 to 10 years for support equipment. Amortization of equipment financed under capitalized leases is included in depreciation expense.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



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

           The cost of the Company's PCS license has been capitalized as a long-term other asset and interest has been capitalized in the December 31, 1995 and September 30, 1996 financial statements. Upon placing the associated assets into service, the recorded cost of the license will be amortized over a 40 year period using the straight line method.

           Goodwill totaled approximately $1,209,000 and $1,286,000 at September 30, 1996 and December 31, 1995, respectively, net of amortization of approximately $774,000 and $697,000, respectively. Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over twenty years.

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

           (i)  Interest Expense

           Interest costs incurred during the construction period of significant capital projects are capitalized. Interest capitalized by the Company totaled $489,000 and $636,000 during the three-month and nine-month periods ended September 30, 1996, respectively, and $112,000 during the year ended December 31, 1995.

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

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



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

 (2)       Consolidated Statements of Cash Flows Supplemental Disclosures

           For purposes of the Statement of Cash Flows, the Company's cash equivalents include cash and all invested assets with original maturities of less than three months.

           Changes in operating  assets and  liabilities  consist of (amounts in thousands):
                                                                                (Unaudited)
            Nine-month period ended September 30,                           1996             1995
                                                                            ----             ----
            Increase in trade receivables                               $ (3,185)          (1,729)
            Increase in income tax receivables                              (591)             ---
            Increase in other receivables                                    (47)             (68)
            Increase in prepaid and other
              current assets                                                (857)          (1,451)
            (Increase) decrease in inventory                                 100               (1)
            Increase (decrease) in accounts payable                       (1,729)           2,431
            Increase (decrease) in accrued payroll
              and payroll related obligations                              1,008           (2,192)
            Increase in accrued liabilities                                  288              262
            Decrease in accrued income taxes                                (547)             (11)
            Increase in accrued interest                                     283               13
            Increase (decrease) in deferred revenue                         (183)              91
                                                                         -------         --------

                                                                        $ (5,460)          (2,655)
                                                                         =======         =========

           Income taxes paid totaled approximately $3,856,000 and $2,517,000 during the nine-month periods ended September 30, 1996 and 1995, respectively.

           Interest paid totaled  approximately  $1,572,000 and $914,000  during
           the   nine-month   periods   ended   September  30,  1996  and  1995,
           respectively.

           The Company recorded $187,000 and $565,000 during the nine-month periods ended September 30, 1996 and 1995, respectively, as paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



 (3)       Notes Receivable

           A summary of notes receivable follows:
                                                                                 (Unaudited)
                                                                                September 30,     December 31,
                                                                                    1996              1995
                                                                                    ----              ----
                                                                                    (Amounts in thousands)
           Note receivable from officer bearing interest
            at the rate paid by the Company on its
            senior indebtedness, secured by GCI Class A
            common stock, due on the 90th day after
            termination of employment or July 30, 1998,
            whichever is earlier.                                                 $  500               500

           Note receivable from officer bearing interest
            at 10%, secured by Company stock; payable
            in equal annual installments of $36,513 through
            August 26, 2004.                                                         224               224

           Notes receivable  from officers and others bearing
            interest at 7% to 10%, unsecured and secured by
            Company common stock, shares of other common
            stock and equipment; due on demand and
            through August 26, 2004.                                                 345               261
                                                                                   -----              ----

              Total notes receivable                                               1,069               985

              Less current portion                                                  (447)             (167)

              Plus long-term accrued interest                                        118                86
                                                                                   -----             -----

                                                                                  $  740               904
                                                                                   =====             =====

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(4)        Long-term Debt

           Long-term debt is summarized as follows:
                                                                                (Unaudited)
                                                                               September 30,    December 31,
                                                                                   1996             1995
                                                                                   ----             ----
                                                                                   (Amounts in thousands)
                    Credit Agreement (a)                                        $ 30,100           1,000

                    Undersea Fiber and Equipment
                      Loan Agreement (b)                                           7,245           8,271

                    Financing Obligation (c)                                         448             709
                                                                                 -------          ------

                                                                                  37,793           9,980

                    Less current maturities                                       31,929           1,689
                                                                                 -------          ------

                    Long-term debt, excluding
                      current maturities                                        $  5,864           8,291
                                                                                 =======          ======

           (a) The Company entered into a new $62.5 million interim credit facility with its senior lender during April 1996. The interim facility replaced in its entirety the prior senior facility described in the Company's December 31, 1995 Form 10-K. The new facility allows the Company to invest up to $60 million in capital expenditures through the first quarter of 1997. The Company expects to restructure the facility prior to its maturity on April 25, 1997. Since the entire facility matures within the twelve-month period ending September 30, 1997, the outstanding balance at September 30, 1996 is included in current maturities of long-term debt.

                    The interim facility will allow the Company to pursue certain of its immediate priorities while it continues to refine other strategic initiatives and related financial requirements.

                    The interim facility provides for interest (7.345% weighted average interest rate at September 30, 1996), among other options, at LIBOR plus one and three quarters to two and one quarter percent, depending on the Company's leverage ratio as defined in the agreement. A fee of 0.50% per annum is assessed on the unused portion of the facility.

                    $3.4 million of the facility has been used to provide a letter of credit to secure payment of certain access charges associated with the Company's provision of telecommunications services within the state of Alaska.

                    The interim facility contains, among others, covenants requiring maintenance of specific levels of operating cash flow to indebtedness and to interest expense. The credit agreement includes limitations on acquisitions and additional indebtedness, and prohibits payment of dividends, other than stock dividends. The Company was in compliance with all credit agreement covenants during the period commencing April (date of the new interim credit facility) through September 30, 1996.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



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

           As of September 30, 1996 maturities of long-term debt were as follows (in thousands):

                             Year ending
                             September 30,
                             -------------
                               (unaudited)
                                1997                           $ 31,929
                                1998                              1,712
                                1999                              1,755
                                2000                              1,910
                                2001                                487
                                2002 and thereafter                 ---
                                                                -------
                                                               $ 37,793
                                                                =======

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(5)        Income Taxes

           Total income tax expense  (benefit) for the nine-month  periods ended
           September  30, 1996 and 1995 were  allocated  as follows  (amounts in thousands):
                                                                                    1996              1995
                                                                                    ----              ----
                                                                                          (Unaudited)
              Earnings from continuing operations                                 $4,610             3,955
              Stockholders' equity, for stock option
                compensation expense for tax purposes
                in excess of amounts recognized
                for financial reporting purposes                                    (187)             (565)
                                                                                   -----            ------

                                                                                  $4,423             3,390
                                                                                   =====            ======

           Income tax expense for the  nine-month  periods  ended  September 30,
           1996 and 1995 consists of the following (amounts in thousands):
                                                                                    1996              1995
                                                                                    ----              ----
                                                                                          (Unaudited)
           Current tax expense:
                    Federal taxes                                                 $1,960             1,775
                    State taxes                                                      758               731
                                                                                   -----             -----
                                                                                   2,718             2,506
                                                                                   -----             -----
           Deferred tax expense:
                    Federal taxes                                                  1,591             1,298
                    State taxes                                                      301               151
                                                                                   -----             -----
                                                                                   1,892             1,449
                                                                                   -----             -----

                                                                                  $4,610             3,955
                                                                                   =====             =====

           Total  income tax expense  differed  from the  "expected"  income tax expense  determined by applying the statutory federal income tax rate of 35% for the nine-month  periods ended  September 30, 1996 and 1995 as follows (amounts in thousands):
                                                                                    1996              1995
                                                                                    ----              ----
                                                                                          (Unaudited)
           "Expected" statutory tax expense                                       $3,863             3,378

           State income taxes, net of federal benefit                                688               582

           Income tax effect of goodwill
              amortization, nondeductible
              expenditures and other items, net                                       59                (5)
                                                                                   -----             -----

                                                                                  $4,610             3,955
                                                                                   =====             =====

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



           The  tax  effects  of  temporary   differences   that  give  rise  to
           significant  portions of the  deferred  tax assets and  deferred  tax liabilities at September 30, 1996 and December 31, 1995 are presented below (amounts in thousands).
                                                                                           September 30, December 31,
                                                                                               1996         1995
                                                                                               ----         ----
                                                                                            (Unaudited)
                       Net current deferred tax assets:
                             Accounts receivable, principally due to allowance for
                                for doubtful accounts                                        $   120         119
                             Compensated absences, accrued for financial reporting purposes      434         400
                             Workers compensation and self insurance health reserves,
                                principally due to accrual for financial reporting purposes      230         183
                             Other                                                               184         133
                                                                                              ------      ------
                                    Total gross current deferred tax assets                      968         835
                                    Less valuation allowance                                 (    90)    (    89)
                                                                                              ------      ------
                                    Net current deferred tax assets                          $   878         746
                                                                                              ======      ======
                       Net long-term deferred tax assets:
                             Deferred compensation expense for financial
                                reporting purposes in excess of amounts recognized
                                for tax purposes                                             $   731         587
                             Sweepstakes expense for financial reporting purposes
                                in excess of amounts recognized for tax purposes                 244         215
                             Employee stock option compensation expense for financial
                                reporting purposes in excess of amounts recognized
                                for tax purposes                                                 199         206
                             Capital loss carryforwards                                           23          23
                             Other                                                               248         238
                                                                                              ------      ------
                                    Total gross long-term deferred tax assets                  1,445       1,269
                                    Less valuation allowance                                 (   135)    (   136)
                                                                                              ------      ------
                                    Net long-term deferred tax assets                          1,310       1,133
                                                                                              ------      ------
                       Net long-term deferred tax liabilities:
                             Plant and equipment, principally due to differences in
                                depreciation                                                   9,301       7,997
                             Software development expense for tax purposes in
                                excess of amounts recognized for financial reporting
                                purposes                                                         541         ---
                             Other                                                               309         140
                                                                                              ------      ------
                                    Total gross long-term deferred tax liabilities            10,151       8,137
                                                                                              ------      ------
                                    Net combined long-term deferred tax liabilities          $ 8,841       7,004
                                                                                              ======      ======

           The valuation allowance for deferred tax assets was $225,000 as of September 30, 1996 and December 31, 1995.

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

           MCI owns a total of 6,251,509 shares of GCI's Class A and 1,275,791 shares of GCI's Class B common stock which on a fully diluted basis represents approximately 31 percent of the issued and outstanding shares of each of the classes.

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

           Employees of GCI (including officers and directors), employees of affiliated companies and non-employee directors of GCI are eligible to participate in the Option Plan. The Option Plan provides that all options granted under the Option Plan must expire not later than ten years after the date of grant. The exercise price may be less than, equal to, or greater than the fair market value of the shares on the date of grant. If at the time an option is granted the exercise price is less than the market value of the underlying common stock, the "in the money" amount at the time of grant is expensed ratably over the vesting period of the option. Options granted pursuant to the Option Plan are only exercisable if at the time of exercise the option holder is an employee or non-employee director of GCI.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



           Information  for the periods  ended  September 30, 1996 and 1995 with respect to the Plan follows (unaudited):
                                                                          Shares         Option Price
                                                                          ------         ------------
           Outstanding at December 31, 1994                            1,729,699        $0.75-$4.00

                    Granted                                              400,000        $4.00
                    Exercised                                            (20,000)       $2.25
                    Forfeited                                            (11,500)       $4.00
                                                                       ---------

           Outstanding at September 30, 1995                           2,098,199        $0.75-$4.00
                                                                       =========

           Outstanding at December 31, 1995                            2,288,199        $0.75-$4.00

                    Granted                                               61,000        $3.75-$4.50
                    Exercised                                            (82,291)       $0.75-$4.00
                    Forfeited                                            (78,291)       $0.75-$4.50
                                                                       ---------

           Outstanding at September 30, 1996                           2,188,617        $0.75-$4.50
                                                                       =========
           Available for grant at September 30, 1996                     366,844
                                                                       =========
           Exercisable at September 30, 1996                           1,006,397
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

           Class A Common Shares Held in Treasury

           The Company acquired 105,111 shares of its Class A common stock in 1989 for approximately $328,000 to fund a deferred bonus agreement with Mr. Duncan, an officer of the Company. The agreement provides that the balance is payable after the later of a) termination of employment or b) six months after the effective date of the agreement. In September 1995 and July 1996, the Company acquired a total of 93,970 additional shares of Class A common stock for approximately $672,000 to fund additional deferred compensation agreements for two of its officers, including Mr. Duncan.

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

           GCI may match employee salary reductions and after tax contributions in any amount, elected by GCI each year, but not more than 10 percent of any one employee's compensation will be matched in any year. The combination of salary reductions, after tax contributions and GCI matching contributions cannot exceed 25 percent of any employee's compensation (determined after salary reduction) for any year. GCI's contributions vest over six years. Prior to July 1, 1995 employee and GCI contributions were invested in GCI common stock and employee contributions received up to 100% matching, as determined by the Company each year, in GCI common stock. Beginning July 1, 1995 employee contributions may be invested in GCI, MCI, or Tele-Communications, Inc. common stock or in various mutual funds. Such employee contributions invested in GCI common stock receive up to 100% matching, as determined by the Company each year, in GCI common stock. Employee contributions invested in other than GCI common stock receive up to 50% matching, as determined by the Company each year, in GCI common stock. The Company's matching contributions allocated to participant accounts totaled approximately $257,000 and $203,000 for the quarters ended September 30, 1996 and 1995, respectively, and $738,000 and $712,000 for the nine-month periods ended September 30, 1996 and 1995, respectively. The Plan may, at its discretion, purchase shares of common stock from the Company at market value or may purchase GCI common stock on the open market.

(7)        Sales to Major Customers

           The Company provides message telephone service to MCI and U.S. Sprint ("Sprint"), major customers. Pursuant to the terms of a contract with MCI, the Company earned revenues of approximately $8.0 million and $6.7 million for the quarters ended September 30, 1996 and 1995, respectively, and approximately $21.9 million and $17.8 million for the nine-month periods ended September 30, 1996 and 1995, respectively. The Company earned revenues pursuant to a contract with Sprint totaling approximately $4.9 million and $4.0 million for the quarters ended September 30, 1996 and 1995, respectively, and $13.4 million and $11.0 million for the nine-month periods ended September 30, 1996 and 1995, respectively.

(8)        Leases

           The Company leases business offices, has entered into site lease agreements and uses certain equipment and satellite transponder capacity pursuant to operating lease arrangements. Rental costs under such arrangements amounted to approximately $1,632,000 and $1,102,000 for the quarters ended September 30, 1996 and 1995, respectively, and $4,404,000 and $3,268,000 for the nine-month periods ended September 30, 1996 and 1995, respectively.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



           The Company entered into a long-term capital lease agreement in 1991 with the wife of the Company's president for property occupied by the Company. The lease term is 15 years with monthly payments increasing in $800 increments at each two year anniversary of the lease. Monthly lease costs totaled $16,000 effective October 1995 and will increase to $16,800 effective October 1997. If the owner sells the premises prior to the end of the tenth year of the lease, the owner will rebate to the Company one-half of the net sales price received in excess of $900,000. If the property is not sold prior to the tenth year of the lease, the owner will pay the Company the greater of one-half of the appreciated value of the property over $900,000, or $500,000. The leased asset was capitalized in 1991 at the owner's cost of $900,000 and the related obligation was recorded in the accompanying financial statements.

           The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets.

           It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

(9)        Disclosure about Fair Value of Financial Instruments

           Statement of Financial Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107") requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. SFAS No. 107 specifically excludes certain items from its disclosure requirements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at September 30, 1996 and December 31, 1995 for the Company's financial assets and liabilities approximate their fair values.

 (10)      Commitments and Contingencies

           The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The amount of the down payment required in 1996 and the balance payable upon expected delivery of the transponders in 1998 are dependent upon a number of factors. The Company does not expect the down payment to exceed $9.1 million (of which $7.8 million had been paid as of September 30, 1996) and the remaining balance payable at delivery to exceed $37 million.

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

(11)       Subsequent Event

           Effective October 31, 1996, following shareholder and regulatory approvals, the Company completed the acquisition of seven Alaska cable companies that offer cable television service to more than 105,000 basic subscribers with facilities passing 74 percent of households throughout the state of Alaska. Under the terms of the transactions, to be accounted for using

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



           the purchase method, the final purchase price was $285.7 million, which was the aggregate value for all the cable systems and included certain transaction and financing costs. The purchase price for the net assets of Alaskan Cable Network was $70 million ($51 million in cash and 2,923,077 shares of Class A stock); the price for the net assets of Alaska Cablevision, Inc. was $31 million ($21 million in cash and $10 million in notes convertible into approximately 1,538,000 shares of Class A stock); and, for Prime Cable of Alaska, LP ("Prime"), 11,800,000 shares of Class A stock and assumption of Prime's long-term debt. Financing for the transactions resulted from borrowings under a new $205 million bank credit facility and from additional capital provided from the sale of 2 million shares of GCI's Class A common stock to MCI Telecommunications Corporation for $6.50 per share.

           Prime operates the state's largest cable television system including stations in Anchorage, Bethel, Kenai and Soldotna, Alaska. Alaska Cablevision, Inc. owns and operates cable stations in Petersburg, Wrangell, Cordova, Valdez, Kodiak, Nome and Kotzebue, Alaska. McCaw/Rock Seward Cable System operates stations in Seward, Alaska. McCaw/Rock Homer Cable System operates stations in Homer, Alaska. Alaskan Cable companies operate stations in Fairbanks, Juneau, Ketchikan and Sitka, Alaska.

           The final closing required approval of the Alaska Public Utilities Commission (APUC), which was granted on September 23, 1996. The APUC approval included several conditions placed on the transfer, such as continuing the existing conditions requiring provision of public access channels and requiring the cable operations to file annual income and operating statements.

           Pro forma revenue, net income and net income per share for the nine-month periods ended September 30, 1996 and 1995 will be provided through a timely filed amendment to Form 10-Q.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


           The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

           Liquidity and Capital Resources

           The Company's liquidity (ability to generate adequate amounts of cash to meet the Company's need for cash) was affected by a net increase in the Company's cash and cash equivalents of $1.2 million from December 31, 1995 to September 30, 1996. Sources of cash in 1996 included the Company's operating activities which generated positive cash flow of $8.7 million net of changes in the components of working capital, long-term borrowings of $29.1 million, and payments on notes receivable of $249,000. Uses of cash during 1996 included investment of $24.8 million in distribution and support equipment and systems, payment of a $7.8 million transponder purchase deposit, repayment of $1.5 million of long-term borrowings and capital lease obligations, purchase $621,000 of treasury stock to fund a deferred compensation agreement, payment of loan fees totaling $439,000, expenditures associated with the cable company acquisitions totaling approximately $589,000, and investment in other assets.

           Net receivables increased $3.8 million from December 31, 1995 to September 30, 1996 resulting from: 1) increased MTS sales in 1996 as compared to 1995, 2) increased amounts due from other common carriers attributed to growth in their traffic carried by the Company, 3) increased private line sales activity in 1996 as compared to 1995, and 4) recording refundable income taxes at September 30, 1996.

           Working capital (current assets less current liabilities) totaled ($17.9) million (deficit) and $5.1 million at September 30, 1996 and December 31, 1995, respectively. As disclosed in Note 4 to the accompanying Consolidated Financial Statements, the Company expects to restructure its senior credit facility prior to its maturity on April 25, 1997. Since the entire facility matures within the twelve-month period ending June 30, 1997, the outstanding balance at September 30, 1996 is included in current maturities of long-term debt. Except for the classification of the Company's senior indebtedness as current, working capital at September 30, 1996 totaled $12.2 million, a $7.1 million increase from December 31, 1995. Working capital generated by operations and proceeds from borrowings exceeded expenditures for property and equipment, payment of a transponder deposit, and repayment of borrowings and capital lease obligations resulting in the $7.1 million increase at September 30, 1996 as compared to December 31, 1995.

           Cash flow from operating activities, as depicted in the Consolidated Statements of Cash Flows, decreased $467,000 in the first nine months of 1996 as compared to the same period of 1995. Cash flow increases resulting from revenue growth as further described below were offset by an increase in trade receivables and payment of current obligations, resulting in the net decrease in 1996.

           The Company's expenditures for property and equipment, including construction in progress, totaled $24.8 million and $4.8 million during the first three quarters of 1996 and 1995, respectively. Management's capital expenditures plan for 1996 includes approximately $30 to $50 million in capital necessary to pursue strategic initiatives, to maintain the network and to enhance transmission capacity to meet projected traffic demands.

           The two wideband transponders the Company owned reached the end of their expected useful life in August, 1994, at which time the Company leased replacement capacity. The

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



           existing   leased   capacity  is  expected  to  meet  the   Company's
           requirements until such time that capacity is available pursuant to the terms of a new long-term agreement described below.

           The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The amount of the down payment required in 1996 and the balance payable upon expected delivery of the transponders in 1998 are dependent upon a number of factors including the number of transponders required and the timing of their delivery and acquisition. The Company does not expect the down payment to exceed $9.1 million (of which $7.8 million was paid at September 30, 1996) and the remaining balance payable on delivery to exceed $37 million. The Company amended its existing senior credit facility to provide for the required down payment in 1996 and expects to further amend or refinance its credit agreement to fund its remaining commitment.

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

           The FCC concluded an auction of spectrum to be used for the provision of PCS in March, 1995. The Company was named by the FCC as the high bidder for one of the two 30 megahertz blocks of spectrum, with Alaska statewide coverage. Acquisition of the license for a cost of $1.65 million will allow GCI to introduce new PCS services in Alaska. The Company began developing plans for PCS deployment in 1995 with limited technology service trials planned for the fourth quarter of 1996 and early 1997 with service offerings expected as early as late 1997 or 1998. Expenditures for PCS deployment could total $50 to $100 million over the next 10 year period. The estimated cost for PCS deployment is expected to be funded through income from operations and additional debt and perhaps, equity financing. The Company's ability to deploy PCS services will be dependent on its available resources.

           The Company obtained necessary APUC and FCC approvals waiving current prohibitions against construction of competitive facilities in rural Alaska, allowing for deployment of DAMA technology in 56 sites in rural Alaska on a demonstration basis. Construction and deployment will be completed in the fourth quarter of 1996, with services expected to be provided at that time. Construction and deployment costs are expected to total $18 to $20 million, and are being funded through a combination of cash generated from operations and bank financing. The Company's expenditures for DAMA construction and deployment totaled approximately $14.8 million through September 30, 1996. Existing satellite technology relies on fixed channel assignments to a central hub. The Company's new DAMA communication technology assigns satellite capacity on an as needed basis. The digital DAMA system allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality. A four-module demonstration system was constructed in 1994 and was integrated into the Company's telecommunication network in 1995.

           Effective October 31, 1996, following shareholder and regulatory approvals, the Company completed the acquisition of seven Alaska cable companies that offer cable television service to more than 105,000 basic subscribers with facilities passing 74 percent of households throughout the state of Alaska. Under the terms of the transactions, to be accounted for using the purchase method, the final purchase price was $285.7 million, which was the aggregate value for all the cable systems and included certain transaction and financing costs. The

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



           purchase price for the net assets of Alaskan Cable Network was $70 million ($51 million in cash and 2,923,077 shares of Class A stock); the price for the net assets of Alaska Cablevision, Inc. was $31 million ($21 million in cash and $10 million in notes convertible into approximately 1,538,000 shares of Class A stock); and, for Prime Cable of Alaska, LP ("Prime"), 11,800,000 shares of Class A stock and assumption of Prime's long-term debt. Financing for the transactions resulted from borrowings under a new $205 million bank credit facility and from additional capital provided from the sale of 2 million shares of GCI's Class A common stock to MCI Telecommunications Corporation for $6.50 per share.

           Prime operates the state's largest cable television system including stations in Anchorage, Bethel, Kenai and Soldotna, Alaska. Alaska Cablevision, Inc. owns and operates cable stations in Petersburg, Wrangell, Cordova, Valdez, Kodiak, Nome and Kotzebue, Alaska. McCaw/Rock Seward Cable System operates stations in Seward, Alaska. McCaw/Rock Homer Cable System operates stations in Homer, Alaska. Alaskan Cable companies operate stations in Fairbanks, Juneau, Ketchikan and Sitka, Alaska.

           The final closing required approval of the Alaska Public Utilities Commission (APUC), which was granted on September 23, 1996. The APUC approval included several conditions placed on the transfer, such as continuing the existing conditions requiring provision of public access channels and requiring the cable operations to file annual income and operating statements.

           These transactions are expected to allow the Company to integrate cable services to bring more information not only to more customers, but in a manner that is quicker, more efficient and more cost effective than ever before. The purchase will facilitate consolidation of the cable operations and will provide a platform for developing new customer products and services over the next several years.

           The Company entered into a new $62.5 million interim credit facility with its senior lender during April 1996. The new facility will allow the Company to invest up to $60 million in capital expenditures during the one-year term of the facility. The Company expects to restructure the facility prior to its maturity on April 25, 1997. The interim facility will allow the Company to pursue certain of its immediate priorities while it continues to refine other strategic initiatives and related financial requirements. Additional capacity of approximately $25 million on the new $205 million bank credit facility, depending on cable company performance, will be available to upgrade and expand certain cable facilities and equipment.

           The Company's ability to continue to invest in discretionary capital and other projects will depend upon its future cash flows and access to necessary debt and/or equity financing.

           Results of Operations

           The Company's message data and transmission services industry segment includes the provision of interstate and intrastate long distance telephone service to all communities within the state of Alaska through use of its facilities and interconnect agreements with other carriers. The Company's average rate per minute for message transmission services during the first 9 months of 1996 was 18.8(cent) as compared to 19.2(cent) for the same period in 1995. The decrease in the average rate per minute results from the Company's promotion of and customers' enrollment in new calling plans offering discounted rates and length of service rebates.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



           Total revenues for the first nine months of 1996 were $115.8 million, a 22.0 percent increase over total revenues for the same period of 1995 of $94.9 million. Total revenues for the third quarter of 1996 were $38.7 million, a 15.9 percent increase over total revenues for the same period of 1995 of $33.4 million.
           Revenue growth is attributed to five fundamental factors, as follows:

           (1) Growth in interstate telecommunication services which resulted in billable minutes of traffic carried totaling 147 million and 121 million minutes in the third quarter of 1996 and 1995, respectively, or 83 and 84 percent of total 1996 and 1995 minutes, respectively, and billable minutes of traffic carried totaling 422 million and 338 million minutes in the first nine months of 1996 and 1995, respectively, or 82 and 84 percent of total 1996 and 1995 minutes, respectively.

           (2) Provision of intrastate telecommunication services which resulted in billable minutes of traffic carried totaling 31 million and 23 million minutes in the third quarter of 1996 and 1995, respectively, or 17 and 16 percent of total 1996 and total 1995 minutes, respectively, and billable minutes of traffic carried totaling 91 million and 67 million minutes in the first nine months of 1996 and 1995, respectively, or 18 and 16 percent of total 1996 and 1995 minutes, respectively.

           Interstate and intrastate minutes and revenue growth are primarily the result of the Company's customer acquisition program which commenced during the third quarter of 1995.

           (3) Increases in revenues derived from other common carriers ("OCC") including MCI and Sprint. OCC traffic accounted for $13 million or 33% and $11 million or 32% of total revenues in the third quarter of 1996 and 1995, respectively. OCC traffic accounted for $36 million or 31% and $29 million or 30% of total revenues in the first nine months of 1996 and 1995, respectively. Both MCI and Sprint are major customers of the Company. Loss of one or both of these customers would have a significant detrimental effect on revenues and on contribution. Except as described in (5) below, there are no other individual customers, the loss of which would have a material impact on the Company's revenues or gross profit.

           (4) Increased revenues associated with private line and private network transmission services, which increased 15 percent to $3.3 million in the third quarter of 1996 as compared to $2.9 million in the same period of 1995, and increased 27 percent to $10.6 million in the first nine months of 1996 as compared to $8.4 million in the same period of 1995.

           (5) Increased revenues associated with network services revenues, which increased 46 percent to $1.1 million in the third quarter of 1996 as compared to $750,000 in the same period of 1995, and increased 47 percent to $3.8 million in the first nine months of 1996 as compared to $2.6 million in the same period of 1995. Revenue growth is primarily attributed to the commencement of telecommunication services offered to National Bank of Alaska during the second quarter of 1996 pursuant to a six year contract. The following services were provided during the transition period that was completed in the third quarter of 1996: 1) branch deployment, 2) upgrade of existing local area network environments, and 3) wide area network deployment. The Company will continue to provide operation and management services after the transition period throughout the remainder of the contract term. Transition services are billable based on the scope-of-work. Recurring operation and management services are billable as incurred and are subject to targeted cost ceilings. National Bank of

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



                  Alaska is a national bank and the largest financial institution in the State of Alaska. It provides banking and financial services and operates over 50 branch offices in both urban and bush areas throughout the state, the largest network of bank branch offices in the state. The Company considers the agreement with National Bank of Alaska significant in that it offers the Company the opportunity to provide telecommunication services to a highly visible customer throughout the state over an extended period of time.

           Transmission access and distribution costs, which represent cost of sales for transmission services, amounted to approximately 57 percent and 55 percent of transmission revenues during the third quarter of 1996 and 1995, respectively, and amounted to approximately 57 percent of transmission revenues during each of the first nine month periods of 1996 and 1995. The increase in distribution costs as a percentage of transmission revenues during 1996 as compared to 1995 results primarily from reduced average rate per minute billed to customers in 1996 as compared to 1995 without an offsetting reduction in the rate per minute billed to the Company for access and termination services, offset in part by refunds in the first two quarters of 1996 totaling approximately $960,000 for a local exchange carrier and National Exchange Carrier Association excess earnings in 1993 and 1994. Changes in distribution costs as a percentage of revenues will also occur as the Company's traffic mix changes. The Company is unable to predict if or when access charge rates will change in the future and the impact of such changes on the Company's distribution costs.

           Contribution increased 8 percent during the third quarter of 1996 as compared to the same period of 1995 and increased 18 percent during the fist nine months of 1996 as compared to the same period of 1995. Increases in both periods resulted from increased revenues derived from private line and network services, increased OCC revenues billed at a consistent average rate per minute, and reductions in distribution costs as previously described. Such increases were offset, in part, by a reduced average rate per minute earned on interstate and intrastate telecommunication services.

           Total operating costs and expenses as a percentage of revenues decreased from 33 percent in the third quarter of 1995 to 32 percent in the same period of 1996 and increased 12 percent from $11.1 million in the third quarter of 1995 to $12.4 million in the same period of 1996.

           Total operating costs and expenses as a percentage of revenues decreased from 33 percent in the nine-month period ending September 30, 1995 to 32 percent in the same period of 1996 and increased 19 percent from $31.5 million in the first nine months of 1995 to $37.5 million in the same period of 1996.

           Increases in aggregate operating costs and expenses for both periods are primarily due to following four factors:

           (1) Increased personnel and other costs totaling approximately $1.5 million for the nine-month period ending September 30, 1996 in sales and customer service, credit, engineering, operations and management information services. Such costs are associated with the development and introduction of new products and services including local services, cable television services, rural message and data telephone services, PCS services, and internet services.

           (2)     Increased sales and customer service volumes.

           (3)     Additional  bad  debt  expense   directly   associated   with
                   increased revenues.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


           (4) Increased sales, advertising and telemarketing costs due to the introducation of the Company's Great Rate, Great Dividend and other proprietary rate plans.

           In general, the Company has dedicated additional resources in certain areas and product lines to pursue longer term opportunities. It must balance the desire to pursue such opportunities with the need to continue to improve current performance.

           Continuing legal and regulatory costs are, in large part, associated with regulatory matters involving the FCC, the APUC, and the Alaska Legislature.

           EBITDA (earnings before interest, taxes, depreciation and amortization), increased approximately 2% to $5.8 million in the third quarter of 1996 from $5.7 million in the same period of 1995, and increased approximately 16% to $17.6 million in the first nine months of 1996 from $15.1 million in the same period of 1995. EBITDA, a measure of the Company's ability to generate cash flows, should be considered in addition to, but not as a substitute for, or superior to, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA, also known as operating cash flow, is often used by analysts when evaluating companies in the telecommunications industry.

           Interest expense increased 24 percent to $415,000 during the third quarter of 1996 as compared to $336,000 during the same period of 1995, and increased 31 percent to $1,219,000 during the fist nine months of 1996 as compared to $927,000 during the same period of 1995. The increases in interest expense in both periods result primarily from increases in the Company's average outstanding indebtedness, offset in part by increases in the amount of interest capitalized during 1996.

           Income tax expense totaled approximately $1.6 million in each of the third quarter periods of 1996 and 1995, respectively, and totaled $4.6 million and $4.0 million in the first nine months of 1996 and the same period of 1995, respectively, resulting from the application of statutory income tax rates to net earnings before income taxes.

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

           The Company offers a broad spectrum of telecommunication services to residential, commercial and governmental customers primarily throughout Alaska. As a result of this geographic concentration, the Company's growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on the Company. Oil revenues over the past several years have contributed in excess of 75% of the revenues from all segments of the Alaska economy. The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.1 million barrels per day in 1988. Over the past several years, it has begun to decline and is expected to average approximately 1.4 million barrels per day in 1996. The volume of oil transported by that pipeline is expected to decrease to 1.0 million barrels per day within a few years, based upon present developed oil fields using the pipeline for transport. The trend of continued decline is inevitable, short of new recovery techniques and discovery and development of other oil fields with access to the present pipeline. The probability of discovery of such oil reserves sufficient to maintain oil production at present-day levels will

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



           be challenging at best. No assurance can be given that such production levels can be maintained. With the decline of oil production, all segments of the Alaska economy will be affected. The Company has, since its entry into the telecommunication marketplace aggressively marketed its services to seek a larger share of the available market. However, with a small population of approximately 600,000 people, one-half of whom are located in the Anchorage area and the rest of whom are spread out over the vast reaches of Alaska, the customer base in Alaska is limited. No assurance can be given that the driving forces in the Alaska economy, and in particular, oil production, will continue at levels to provide an environment for expanded economic activity, let alone a stable economy and demand for telecommunication services. The loss of jobs and associated revenues attributed to potential oil and gas industry workforce reductions is not expected to have an immediate material effect on the Company's operations.

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

           As allowed by the Act, the Company and AT&T Alascom filed with the APUC in 1996 for authorization to provide local service in the Anchorage area and requested negotiations with the Anchorage Telephone Utility ("ATU") for interconnection and the resale of local service. The Company, in July 1996, has further requested arbitration by the APUC of the interconnection and resale issues with ATU. Additionally, ATU has indicated that it intends to enter the long distance market by the end of 1996. ATU applied to the APUC during June, 1996 and subsequently received approval to provide intrastate service through the purchase of long-distance service at wholesale rates from the Company and AT&T Alascom and then resell the service back to Anchorage customers at retail rates.

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

           The Company is unable to determine the impact on its operations of the Act, the rulemaking proceedings, the arbitration proceedings, the actions of the federal-state joint board or ATU's possible entry into the long distance market.

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

(6)        Exhibits and Reports on Form 8-K

           (a)    Exhibit 27- Financial Data Schedule

           (b) Reports on Form 8-K filed during the quarter ended September 30, 1996 - None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GENERAL COMMUNICATION, INC.



          November 13, 1996                 By:    /s/ Ronald A. Duncan
             (Date)                         Ronald A. Duncan, President and
                                            Director
                                                   (Principal Executive Officer)



          November 13, 1996                 By:    /s/ John M. Lowber
             (Date)                         John M. Lowber, Senior Vice
                                            President and Chief Financial
                                            Officer
                                                   (Principal Financial Officer)



          November 13, 1996                 By:    /s/ Alfred J. Walker
             (Date)                         Alfred J. Walker, Vice President and
                                            Chief Accounting Officer
                                                   (Principal Accounting
                                                    Officer)