Form 10-Q/A
period 1996-09-30
GENERAL COMMUNICATION INC
filed 1996-12-04
CIK 808461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A


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

                           GENERAL COMMUNICATION, INC.

                                   FORM 10-Q/A

                                TABLE OF CONTENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                                                        PAGE NO
                                                                        -------

INTRODUCTION..................................................................1


PART I.           FINANCIAL INFORMATION

                  Item l.      Notes to Consolidated Financial Statements.....2


PART II.          OTHER INFORMATION

                  Item 6.      Exhibits and Reports on Form 8-K...............3


SIGNATURES....................................................................4





                                       (i)

                                  INTRODUCTION
                                  ------------

           General Communication, Inc. ("Company") hereby amends footnote 11 to consolidated financial statements of its Form 10-Q for the quarterly period ended September 30, 1996 as set forth below and on the following pages. Specifically, footnote 11 to the Company's consolidated financial statements is amended to include pro forma operating data and pro forma per-share data for the Company including operating data for Prime Cable of Alaska L.P., Alaska Cablevision, Inc., McCaw/Rock Seward Cable System, McCaw/Rock Homer Cable System, and Alaskan Cable companies. In addition, the Company amends its Form 10-Q for the quarterly period ended September 30, 1996 to include the Financial Data Schedule as Exhibit 27.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  ADDITIONAL DISCLOSURE INCLUDED IN FOOTNOTE 11



(11)       Subsequent Event

           The  following  table  sets  forth  for  the  periods  indicated,  in comparative columnar form, pro forma operating data and pro forma per-share data for the Company including operating data for Prime Cable of Alaska L.P., Alaska Cablevision, Inc., McCaw/Rock Seward Cable System, McCaw/Rock Homer Cable System, and Alaskan Cable companies. Results of operations and per share data, where applicable, is provided for the following items: (1) revenue; (2) income before extraordinary items; (3) cumulative effect of accounting changes; and (4) net income. The pro forma information shown is derived from unaudited financial statements and gives effect to the cable company acquisitions as if they had occurred as of the beginning of the periods presented. Company common stock issued pursuant to the cable company acquisitions is valued at approximately $5.89 per share for purposes of the pro forma presentation below.

           The pro forma financial data are unaudited and are not necessarily indicative of the results of operations of the Company that would have occurred had the cable company acquisitions been completed as of the beginning of the periods indicated or of the future results of operations of the Company.

                                                                     Pro Forma Operating Data
                                                                     Nine-Month Periods Ended
                                                                          September 30,
                                                                          -------------
                                                                 1996                      1995
                                                                 ----                      ----
                                                       (amounts in thousands except per share data)
              Total revenues                                  $ 157,965                  135,221
              Income before extraordinary items               $   4,880                    3,634
              Cumulative effect of accounting
                changes                                       $      --                       --
              Net income                                      $   4,880                    3,634
              Net income per share                            $    0.12                     0.09

II.        OTHER INFORMATION


(6)        Exhibits and Reports on Form 8-K

           (a)    Exhibit 27- Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GENERAL COMMUNICATION, INC.



    November  22, 1996                      By:     /s/ Ronald A. Duncan
            (Date)                                  Ronald A. Duncan, President
                                                    and Director
                                                    (Principal Executive
                                                     Officer)



    November  22, 1996                      By:     /s/ John M. Lowber
            (Date)                                  John M. Lowber, Senior Vice
                                                    President and Chief
                                                    Financial Officer
                                                    (Principal Financial
                                                     Officer)



    November  22, 1996                      By:     /s/ Alfred J. Walker
            (Date)                                  Alfred J. Walker, Vice
                                                    President and Chief
                                                    Accounting Officer
                                                    (Principal Accounting
                                                     Officer)