Form 10-K
period 1996-12-31
GENERAL COMMUNICATION INC
filed 1997-03-31
CIK 808461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


            (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended December 31, 1996
                                       or
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                        For the transition period from to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading on February 28, 1997 was approximately $111,240,000.

The number of shares outstanding of the registrant's common stock as of March 21, 1997, was:
                 Class A common stock - 38,159,299 shares; and
                    Class B common stock - 4,071,659 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on or after June 6, 1997 are incorporated by reference into Part III of this report.

                           GENERAL COMMUNICATION, INC.

                         1996 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----
      PART I..........................................................................................................3


         Item 1.  BUSINESS............................................................................................3
            General Background and Description of Business............................................................3
            Industries................................................................................................4
            Geographic Concentration and Alaska Economy...............................................................7
            Products..................................................................................................8
            Facilities...............................................................................................11
            Customers................................................................................................12
            Alaska Voice, Video and Data Markets.....................................................................14
            Competition..............................................................................................15
            Financial Information About Industry Segments............................................................19
            Recent Developments......................................................................................19
            Employees................................................................................................20
            Environmental Regulations................................................................................20
            Foreign and Domestic Operations and Export Sales.........................................................20
            Backlog of Orders and Inventory..........................................................................21
            Patents, Trademarks, Licenses, Certificates..............................................................21
            Regulation, Franchise Authorizations and Tariffs.........................................................21
            Other....................................................................................................22

         Item 2.  PROPERTIES.........................................................................................22

         Item 3.  LEGAL PROCEEDINGS..................................................................................25

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................25

      PART II........................................................................................................26


         Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY   AND RELATED STOCKHOLDER MATTERS........................26
            Market Information for Common Stock......................................................................26
            Holders..................................................................................................26
            Dividends................................................................................................26

         Item 6.  SELECTED FINANCIAL DATA............................................................................27

         Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL  CONDITION AND RESULTS OF OPERATIONS............28

         Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
           DATA......................................................................................................35

         Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............67

      PART III
        Incorporated by reference from the Company's Proxy Statement for its 1997 Annual Shareholder's Meeting.

      PART IV........................................................................................................68
         Item 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K.......................................................................................................68

                                     PART I

Item 1.  BUSINESSItem 1.   BUSINESS

General Background and Description of Business

         General Communication, Inc. ("GCI"), an Alaska-based corporation, together with its subsidiaries (collectively the "Company"), is a diversified telecommunications provider with a leading position in facilities-based long distance service in the state of Alaska and, as a result of recent acquisitions, has become Alaska's leading cable television service provider. The Company seeks to become the first significant provider in Alaska of an integrated package of telecommunications and cable television services. Complementing its long distance, cable, and cellular resale operations, the Company has announced plans to provide facilities based competitive local exchange and wireless communications services in Alaska's major population centers. The Company expects to launch local exchange services in Anchorage as early as the second half of 1997. The Company also acquired a state-wide 30 MHz B block personal communication service ("PCS") license in June 1995 for approximately $1.7 million and is currently evaluating various technologies for a proposed wireless PCS network.

     Telecommunication Services. GCI supplies a full range of common-carrier long-distance and other telecommunication products and services to residential, commercial and government users. The Company operates a state-of-the-art, competitive telecommunications network employing the latest digital transmission technology based upon fiber optic and digital microwave facilities within and between Anchorage, Fairbanks and Juneau, a digital fiber optic cable linking Alaska to the networks of other carriers in the lower 49 states and the use of satellite transmission to remote areas of Alaska (and for certain interstate traffic as well).

     The Company also offers data communication equipment sales and technical services. Telecommunication services that the Company provides are carried over facilities that are owned by the Company or are leased from other companies. The Company was authorized to and began providing intrastate services on May 15, 1991 on its own facilities in the areas where it provided interstate service and through resale of others' services where it has no facilities.

     GCI began commercial operations in November 1982 in competition with the former monopoly carrier, Alascom, Inc. ("Alascom"). In many respects, GCI's entry into the market parallels that of MCI Telecommunications Corporation ("MCI") which, in the contiguous United States, entered the market to compete with the former monopoly carrier American Telephone and Telegraph Company ("AT&T"). GCI followed in MCI's footsteps approximately a decade later. MCI acquired an approximate 30 percent ownership interest in GCI during 1993. Following the Company's acquisition of cable television companies as described below, MCI's ownership interest at December 31, 1996 totaled approximately 23.4 percent.

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

     Cable Services. As a result of acquisitions completed effective October 31, 1996, the Company has become Alaska's leading cable television service provider to residential, commercial and government users in the state of Alaska. The Company's cable systems serve 21 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks, and Juneau. As of December 31, 1996 the Company cable systems passed approximately 162,500 homes or approximately 74% of all households in Alaska and served approximately 102,115 subscribers representing approximately 63% of households passed. The Company cable systems consisted of approximately 1,780 miles of installed cable plant having 300 to 450 MHz of channel capacity.

     Cable television services are provided through GCI Cable, Inc. ("GCI Cable") and through its ownership in Prime Cable of Alaska L.P., and GCI Cable's wholly owned subsidiaries GCI Cable/Fairbanks, Inc., and GCI Cable/Juneau, Inc. GCI Cable and its subsidiaries are Alaska corporations and were incorporated in 1996. GCI Cable is a wholly-owned subsidiary of GCI. Prime Cable of Alaska L.P. is a Delaware limited partnership.

Industries

     The Company believes that the size and growth potential of the voice, video and data market, the increasing deregulation of telecommunications services, and the increased convergence of telephony, wireless and cable services offer the Company considerable opportunities to integrate its telecommunications and cable services and expand into communications markets both within and, longer-term, outside of Alaska. The Company expects the rate of growth in industry-wide telecommunications revenues to increase as the historical dominance of monopoly providers is challenged as a result of deregulation. Considerable deregulation has already taken place in the United States as a result of the Federal Telecommunications Act of 1996 (the "1996 Telecom Act") with the barriers to competition between telecommunications, local exchange and cable providers being lowered. The Company believes that its acquisition of cable television systems and its development of local exchange service and PCS leave it well positioned to take advantage of this deregulation process in telecommunications markets.

     The telecommunications and cable television industries have been characterized by rapid technological change, frequent new service introductions and evolving industry standards. The U.S. telecommunication industry remains in a state of flux, with companies faced with the challenges of new technologies and rapid changes in the competitive and regulatory environment. Growing competition has resulted in lower prices, which could stimulate ongoing volume gains, even in the heavily saturated U.S. market. The 1996 Telecom Act, emerging technologies, and a blurring of distinctions among industry sectors all portend new revenue possibilities for the industry. Where the focus was once on regulation of a closely guarded monopoly, regulators are now ushering the telecommunication industry into an era of competition and reduced regulation. Decisions made now will influence the industry's future in ways difficult to foresee, as technology continues to catapult the industry forward.

     Expanding voice markets such as computer-telephony integration, and wireline and wireless Private Branch Exchanges ("PBXs"), are expected to continue to drive growth in the telecommunications market in 1997. These newer market segments contributed to a 15 percent overall increase in U.S. telecommunications revenues. The revenue growth is attributed to businesses' greater need for communications equipment, software and services. Telecommuting, PBXs and internetworking are among the market forces pushing the growth.

     Analysts predicted that sales of wireless PBXs--systems that interface a wireless controller with an existing PBX--would grow from $394 million in 1995 to $3.3 billion in 1998. Wireless PBXs give employees wireless capabilities at their desktops. Improvements in high-speed wireline networking, such as building asynchronous transfer mode local area networks, also are allowing powerful messaging capabilities to connect workers. Videoconferencing and unified messaging are two applications analysts expect to become popular in the future. Data communications and internetworking revenue increased 19.4 percent last year as a result of added demand for enterprise networking.

     Sudden, widespread use of the Internet caused the modem market to grow by 50 percent, while integrated services digital network ("ISDN") lines became both widely available and desired, expanding 126 percent last year. Industry players expect the Internet phenomenon to spark growing interest in ISDN. Major vendors now are looking at linking voice mail systems through use of internetworking techniques over the Internet, such as standardized protocols and messaging features similar to electronic mail.

     Communication sectors not traditionally competitive with telephone companies, such as cable and wireless services, are projected to grow an average of 10.9% per year. This compares with the projected 3% average per year growth in revenue for traditional local telephone services through 1998. Cable TV companies may gain a competitive advantage through marketing of cable modems. Computer-based services likely will be a strong market for cable TV firms. Cable modems may enable them to offer a competitive alternative to the second telephone line into the home, providing high-speed access to data services. Content is expected be the ultimate driver of Cable TV profits and may determine which companies gain the most market share.

     The emergence of new services, especially digital cellular radio, personal communications services, interactive TV, and video dial tone, has created opportunities for significant growth in local loop services. These opportunities are also laying the foundation for a restructuring of the newly competitive local loop services market. Not only are competitors entering the core business of the local telephone companies, but they are beginning to pursue the fast-growing markets that previously were closed to them, such as consumer video. Competition between telephony, cable TV, and PCS markets will increasingly overlap in the 1990s. As opportunities for new wireless and video services arise and competitors expand beyond their traditional markets, competition between existing telephone companies and these major industries is expected to intensify.

     Mergers continue to be expected throughout the telecommunications industry aimed at creating geographic clustering and expansion of the breadth of services offered to customers (i.e., local, long distance, cable and wireless). In addition, interexchange carriers are poised to enter the local service market. At the core of several of currently existing ventures are the integration of wireless and wireline technology. The ventures plan to provide services in which customers would use a phone similar to a portable cordless device linked to the existing wired infrastructure of the partners. When customers leave their homes or offices, the phones would become mobile and would be serviced through the wireless network that would be created by the venture. Moreover, the venture's local telephone services will be packaged with cable and multimedia services, long-distance service and entertainment services. Customers will be able to select the mix of services and products that fit their needs. Increased competition in 1997 may result in fewer players providing more expanded services. Growth by acquisition will be a key component of the survivors' strategy.

     On September, 23, 1993, the FCC adopted a broad set of rules for the licensing of PCS. The FCC concluded an auction of spectrum to be used for the provision of PCS in March, 1995. PCS systems are expected to make an individual carrying a pocket-sized phone available at the same number, whether at home, at work or traveling. Unlike cellular systems, a caller using PCS will not need to know the location of the person he or she is trying to reach. The difference in the way PCS systems are configured as compared to cellular systems means that PCS systems could be less costly to operate than cellular systems and therefore less expensive for users. Rapid growth of cellular telephone services and the anticipation of PCS services has generated substantial interest in wireless communications. The FCC's efforts are expected to encourage reduction of communication prices and put the technology within financial reach of most American homes and businesses.

     Industry analysts predict that PCS will grow rapidly, reaching 17.9 million subscribers by 2005. By then, PCS services will be generating annual revenues of nearly $8 billion. PCS's success is expected to occur even with competition from other wireless services such as cellular, paging and enhanced specialized mobile radio. Increases in services are expected to be fueled by declining rates and expanded coverage.

     PCS licensees will be required to offer service to at least one-third of their market population within five years or risk losing their licenses. Service must be extended to two-thirds of the population within 10 years.

     The 1996 Telecom Act was signed into law Feb. 8, 1996. It is expected to have a dramatic impact on the telecommunications industry, resulting in even greater changes than the 1984 breakup of the Bell System. Bell Operating Companies ("BOCs") can immediately begin manufacturing, research and development; GTE Corp. can begin providing interexchange services through its telephone companies nationwide; laws in 27 states that foreclose competition are knocked down; co-carrier status for competitive local exchange carriers is ratified; and the concept of "physical collocation" of competitors' facilities in Local Exchange Carriers ("LECs") central offices, which an appeals court rejected, is resurrected.

     The legislation breaks down the old barriers that prevented three groups of companies, the LECs, including the BOCs, the long distance carriers, and the cable TV operators, from competing head-to-head with each other.

     The Act requires LECs to let new competitors into their business. It also requires the LECs to open up their networks to ensure that new market entrants have a fair chance of competing. The bulk of the legislation is devoted to establishing the terms under which the LECs, and more specifically the BOCs, must open up their networks.

     The principal beneficiaries of this "unbundling" are expected to be the interexchange carriers ("IXCs"), however opportunities exist for other service providers, particularly commercial mobile radio service ("CMRS") providers. Within the local exchange market consumers likely will be presented with an array of choices for local telephone service.

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

     The 1996 Telecom Act substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). The 1996 Telecom Act provides that rate regulation of the cable programming service tier will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act.

     The confluence of new technology and consumer response is forcing competition among telephone, computer, and entertainment industries just as each industry converges on similar digital technologies. As opportunities for new wireless and video services arise and competitors expand beyond their traditional markets, competition between existing telephone companies and these major industries will likely intensify. To survive in this competitive environment, the Company must respond to this technologically driven change with services that its customers demand.

  Geographic Concentration and Alaska Economy

     The Company offers telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, the Company's growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on the Company. Oil revenues over the past several years have contributed in excess of 75% of the revenues from all segments of the Alaska economy. The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in 1988. Over the past several years, it has begun to decline and is expected to average approximately
1. 4 million barrels per day in 1997. The volume of oil transported by that pipeline is expected to decrease to 1. 0 million barrels per day in less than ten years, based upon present developed oil fields using the pipeline for transport.

     The two largest producers of oil in Alaska (the primary users of the TransAlaska Oil Pipeline System) independently resolved in 1996 to substantiate their commitment to resource development in the state by redoubling their respective efforts to explore, develop and produce new oil fields and to enhance recovery from existing fields to offset the decline in production from the Prudhoe Bay field. One of these producers has resolved to staunch that decline by 1999. Both companies have invested large sums of money in developing and implementing oil recovery techniques at the Prudhoe Bay field and other nearby fields. Effective March 1997, the State of Alaska passed new legislation relaxing state oil royalties with respect to marginal oil fields that the oil companies claim would not be economic to develop otherwise. No assurance can be given that these two oil companies or other oil companies doing business in Alaska will be successful in discovering new fields or further developing existing fields which are economic to develop and produce oil with access to the pipeline or other means of transport to market, even with the reduced level of royalties. Should the oil companies not be successful in these discoveries or developments, the trend of continued decline in oil production from the Prudhoe Bay field area is inevitable with a corresponding adverse impact on the economy of the state, in general, and on demand for telecommunications and cable television services, and, therefore, on the Company, in particular.

     The Company has, since its entry into the telecommunication marketplace aggressively marketed its services to seek a larger share of the available market. However, with a small population of approximately 600,000 people, one-half of whom are located in the Anchorage area and the rest of whom are spread out over the vast reaches of Alaska, the customer base in Alaska is limited. No assurance can be given that the driving forces in the Alaska economy, and in particular, oil production, will continue at levels to provide an environment for expanded economic activity.

Products

     Telecommunication Services. The Company offers a broad spectrum of telecommunication services to residential, commercial and government customers primarily throughout Alaska. The Company operates in three industry segments and offers four primary product lines. The telecommunication services industry segment offers long-distance message toll services, private line and private network services, the cable television industry segment offers cable television services, and the local services industry segment intends to offer local telecommunication services.

     The Company's long distance services industry segment is engaged in the transmission of interstate and intrastate switched MTS and private line and private network communication service between the major communities in Alaska, and the remaining United States and foreign countries. The Company's message toll services include intrastate, interstate and international direct dial, 800, calling and debit card, operator and enhanced conference calling, as well as termination of northbound toll service for MCI, U. S. Sprint ("Sprint") and several large resellers who do not have facilities of their own in Alaska. The Company also provides origination of southbound calling card and 800 toll services for MCI and Sprint customers. Regulated telephone relay services for the deaf, hard-of-hearing and speech impaired are provided through the Company's operator service center. The Company offers its message services to commercial, residential, and government subscribers. Subscribers may generally cancel service at any time. Toll related services account for approximately 86.5%, 92.8% and 90.4% of the Company's 1996, 1995 and 1994 total revenues, respectively. Private line and private network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location.

     The Company has positioned itself as the price leader in the Alaska telecommunication market and, as such, rates charged for the Company's telecommunication services are designed to be equal to or below those for comparable services provided by its competitors.

     In addition to providing communication services, the Company designs, sells, services and operates, on behalf of certain customers, dedicated communication and computer networking equipment and provides field/depot, third party, technical support, consulting and outsourcing services through its systems sales and service business. The Company also supplies integrated voice and data communication systems incorporating interstate and intrastate digital private lines, point-to-point and multipoint private network and small earth station services. The Company's equipment sales and services revenue totaled $10.4 million in the year ended December 31, 1996, or approximately 6.3% of total revenues. Presently, there are five companies in Alaska that actively sell and maintain data and voice communication systems.

     The Company's ability to integrate telecommunications networks and data communication equipment has allowed it to maintain its market position on the basis of "value added" support rather than price competition. The Company has expanded its technical services business to include outsourcing, onsite technical contract services and telecommunications consulting. The Company has consolidated its technical services business into a new department, Enterprise Services. This department provides a number of technical operating and engineering services directly to commercial customers. These services are blended with other GCI transport products into unique customer solutions, including managed services and outsourcing. In addition to serving many commercial customers through projects and managed services, Enterprise Services has two significant outsource management contracts. The Company was awarded a 3 year extension to its existing outsource contract with BP Exploration (Alaska) ("BP") and given additional work scope associated with the customer's North Slope telecommunications operations. In this Contract, which would otherwise have expired in April 1997, the Company has assumed overall responsibility for the customer's Alaska communications services. BP is the largest oil company presently operating in Alaska. The Company has entered into the second contract year of a five-year outsource contract with National Bank of Alaska. The Company has assumed responsibility for the bank's communications services in over 65 branch locations throughout the State.

      The Company, using its new demand assigned multiple access ("DAMA") facilities, expanded its network to 56 additional locations within the state of Alaska in 1996 which facilities management expects to be fully operational in 1997. The digital DAMA system allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality. The Company obtained the necessary Alaska Public Utilities Commission ("APUC") and Federal Communications Commission ("FCC") approvals waiving current prohibitions against construction of competitive facilities in rural Alaska, allowing for deployment of DAMA technology in 56 sites in rural Alaska on a demonstration basis. Construction and partial deployment occurred in 1996, with services in some areas commencing during the fourth quarter of 1996. Construction and deployment costs are expected to total $19 to $20 million, of which $18.9 million had been incurred through December 31, 1996.

     The FCC concluded an auction of spectrum to be used for the provision of PCS in March, 1995. The Company was named by the FCC as the high bidder for one of the two 30 megahertz blocks of spectrum, with Alaska statewide coverage. Acquisition of the license for a cost of $1.7 million is anticipated to allow the Company to introduce new PCS services in Alaska.

     Cable Services. The programming services offered to subscribers of the Company's cable television systems differ by system (all information as of December 31, 1996).

      Anchorage, Bethel, Kenai and Soldotna systems. Each system offered a basic service. In addition, Anchorage and Bethel offer a cable programming service ("CPS"). A new product tier ("NPT") is only offered in the Anchorage cable system. The Anchorage system, which is located in the urban center for Alaska, is fully addressable, with all optional services scrambled, aside from the broadcast basic. Kenai, Soldotna, and Bethel had fewer channels, less service options and less an urban orientation, and use traps for program control. As a result, these smaller systems do not have access to pay-per-view services.

     The composition and rates of the levels of service vary between the systems. Anchorage cable system offers a basic service that includes the 18-channel basic. The Anchorage cable system offers a CPS which includes 26 channels at an additional cost. Subscribers, for an additional cost, received the six channel NPT service which includes TNT, CNN, Discovery, America's Talking, Outdoor Life and the Sci-/Fi Channel. The Bethel cable system offers a basic service and a CPS of 13 channels for an additional cost per month. The basic service for the Kenai/Soldotna cable system consisted of 32 channels. Pay TV services are available either individually or as part of a value package. Commercial subscribers such as hospitals, hotels and motels were charged negotiated monthly service fees. Apartment and other multi-unit dwelling complexes received basic services at a negotiated bulk rate.

     Fairbanks, Juneau, Ketchikan and Sitka systems. The programming services currently offered to subscribers are structured so that each cable system offered a basic service and a CPS. Each of the cable systems has different basic service packages at different rates. The Fairbanks cable system offered a CPS that included 12 channels and no pay-per-view service. The cable system "satellite service" included the limited service options plus 24 additional channels. The Juneau cable system offered an 11-channel basic service package and a CPS Tier 1 that included the basic service plus an additional 4 channels. The system also offered a CPS Tier 2 which consisted of the basic service plus an additional 34 channels. The Ketchikan system offered an 8-channel basic service and a CPS Tier 1 which consisted of the basic service plus 33 additional channels. The system also offered a CPS Tier 2 which consisted of the basic service, the CPS Tier 1 and an additional 4 channels. The Sitka system offered an 8 channel basic service. An expanded basic service included the basic service plus 38 additional channels.

     Kodiak, Valdez, Cordova, Petersburg, Wrangell, Kotzebue and Nome systems. These systems offered up to 30 channels of the most popular basic cable channels, as well as the major broadcast networks, packaged into three levels of service. The basic service consisted of three channels, one of which was a PBS channel. The CPS Tier 1 (which included the basic service) had either 24 or 25 channels. The CPS Tier 2 had between 8 and 14 cable channels. In addition, each system offered 4 or 5 channels of premium pay services, except for Kodiak which offered 8 channels of premium pay services and 3 channels of pay-per-view programming. In 1994, the Kodiak cable system was rebuilt to allow added channel capacity. At that time, addressability was added to the system in order to add the 3 channels of pay-per-view movies.

     Seward system. The Seward cable system offered 39 channels packaged into two levels of service. The basic service consisted of 3 channels, one of which was a PBS channel. The CPS had 30 channels (including the basic service). All of the channels, with the exception of local origination programming, were received via satellite. In addition there were five channels of premium pay services. The system is fully addressable. In addition, the system provides 12 channels to 300 outlets in a State of Alaska correction facility through a separate receive and headend site.

     Homer system. The Homer cable system offered 36 cable channels packaged into two levels of service. The basic service consisted of 7 channels, including the local translator channels. The CPS had 36 channels (including the basic service channels). All of the channels, with the exception of three local translator channels and local origination programming were received via satellite. In addition there were five channels of premium pay services. The system was fully addressable.

      Seasonality. Long distance revenues have historically been highest in the summer months as a result of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers tend to watch more television, and spend more time at home, during these months. The Company's ability to implement construction projects is also reduced during the winter months because of cold temperatures, snow and short daylight hours.

     Customer-sponsored research. The Company has not expended material amounts during the last three fiscal years on customer-sponsored research activities.

Facilities

     Telecommunication Services. Currently, the Company's telecommunication facilities comprise earth stations at Eagle River, Fairbanks, Juneau, Prudhoe Bay, Valdez, Kodiak, Sitka, Ketchikan, Unalaska and Cordova, all in Alaska and at Issaquah, Washington, serving the communities in their vicinity. The Eagle River and Fairbanks earth stations are linked by digital microwave facilities to distribution centers in Anchorage and Fairbanks, respectively. The Issaquah earth station is connected with the Seattle distribution center by means of diversely routed fiber optic cable transmission systems, each having the capability to restore the other in the event of failure. The Juneau earth station and distribution center are co-located. The Ketchikan, Prudhoe Bay, Valdez, Kodiak, Sitka, Unalaska and Cordova installations consist only of an earth station. GCI constructed microwave facilities serving the Kenai Peninsula communities and owns a 49 percent interest in an earth station located on Adak Island in Alaska. The Company maintains an operator service center in Wasilla, Alaska. Each of the distribution centers contains electronic switches to route calls to and from local exchange companies and, in Seattle, to obtain access to MCI and other facilities to distribute the Company's southbound traffic to the remaining 49 states and international destinations. During 1996, the Company expanded its network by constructing DAMA earth station facilities in 56 additional communities in rural Alaska.

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

     The Company employs satellite transmission for certain other major routes and uses advanced digital transmission technology throughout its system. Pursuant to a purchase and lease-purchase option agreement entered into in August 1995 the Company leases C-band transponders on Hughes Communications Galaxy, Inc. ("Hughes") Galaxy IX satellite and has agreed to acquire satellite transponders on Hughes Galaxy X satellite to meet its long-term satellite capacity requirements. The Galaxy X satellite is expected to be placed in service during the third quarter of 1998. The Company paid a $9.1 million deposit to Hughes during 1996. The balance payable upon expected delivery of the transponders in 1998 is not expected to exceed $41 million.

     The Company employs advanced transmission technologies to carry as many voice circuits as possible through a satellite transponder without sacrificing voice quality. Other technologies such as terrestrial microwave systems, metallic cable, and fiber optics tend to be favored more for point-to-point applications where the volume of traffic is substantial. With a sparse population spread over a wide geographic area, neither terrestrial microwave nor fiber optic transmission technology will be economically feasible in rural Alaska in the foreseeable future.

     Cable Services. The Company's cable television businesses are located in Anchorage, Eagle River, Chugiak, Kenai, Soldotna, Bethel, Fort Richardson, Elmendorf Air Force Base, Fairbanks, Fort Wainwright, Eielson Air Force Base, Juneau, Sitka, Ketchikan, Petersburg, Wrangell, Cordova, Valdez, Kodiak, Kotzebue, and Nome, Alaska. Company facilities include cable plant and head-end distribution equipment. Certain of the head-end distribution centers are co-located with customer service and administrative offices.

Customers

     Telecommunication Services. The Company had approximately 93,900, 85,600 and 73,100 active Alaska subscribers to its message telephone service at December 31, 1996, 1995 and 1994, respectively. Approximately 11,000, 9,500 and 9,300 of these were business and government users at December 31, 1996, 1995 and 1994, respectively, and the remainder were residential customers. MTS revenues averaged approximately $9.9 million per month during 1996.

     Substantially all service areas, in which the Company has facilities, except Bethel, Alaska and most locations serviced by DAMA facilities, have completed the equal access balloting process. The Company estimates it carries 33% to 49% of the southbound interstate MTS traffic and 21% to 48% of the intrastate MTS traffic originating in those service areas.

      A summary of switched MTS traffic minutes follows:
                                                Interstate Minutes
                                      ---------------------------------------
                                                                                                Combined
                                                                                               Interstate
                                                                                    Inter-         and
                                         South-bound  North-bound    Calling       national   International Intrastate
     For Quarter ended                                                 Card         Minutes      Minutes      Minutes
     ----------------------------------------------------------------------------------------------------------------
                                                                 (amounts in thousands)
     March 31, 1994                          54,884      39,664        4,431         1,234        100,213      18,711
     June 30, 1994                           57,493      38,293        4,220         1,316        101,322      20,318
     September 30, 1994                      60,301      39,678        4,210         1,414        105,603      21,048
     December 31, 1994                       58,548      40,424        4,605         1,354        104,931      19,564
                                             ------      ------        -----         -----        -------      ------

         Total 1994                         231,226     158,059       17,466         5,318        412,069      79,641
                                            =======     =======       ======         =====        =======      ======

     March 31, 1995                          58,759      41,600        4,351         1,381        106,091      21,208
     June 30, 1995                           63,475      43,721        4,113         1,556        112,865      23,051
     September 30, 1995                      70,219      45,027        4,233         1,699        121,178      23,883
     December 31, 1995                       70,570      46,545        5,518         1,749        124,382      25,228
                                             ------      ------        -----         -----        -------      ------

         Total 1995                         263,023     176,893       18,215         6,385        464,516      93,370
                                            =======     =======       ======         =====        =======      ======

     March 31, 1996                          76,369      49,158        6,094         1,890        133,511      28,910
     June 30, 1996                           81,753      51,465        6,049         1,964        141,231      30,671
     September 30, 1996                      86,094      52,856        6,453         1,896        147,299      31,253
     December 31, 1996                       82,255      55,675        7,863         1,774        147,567      30,374
                                             ------      ------        -----         -----        -------      ------

         Total 1996                         326,471     209,154       26,459         7,524        569,608     121,208
                                            =======     =======       ======         =====        =======     =======

      All minutes data were taken from the Company's billing statistics reports.

     In 1993, the Company entered into a significant business relationship with MCI which includes the following agreements: (1) the Company agreed to terminate all Alaska-bound MCI long distance traffic and MCI agreed to terminate all of the Company's long distance traffic terminating in the lower 49 states excluding Washington, Oregon and Hawaii; (2) MCI licensed certain service marks to the Company for use in Alaska; (3) MCI, in connection with providing to the Company credit enhancement to permit the Company to purchase an undersea cable linking Seward, Alaska, with Pacific City, Oregon, leased from the Company all of the capacity owned by the Company on the undersea fiber optic cable and the Company leased such capacity back from MCI; (4) MCI purchased certain service marks of the Company; and (5) the parties agreed to share some communications network resources and various marketing, engineering and operating resources. The Company also handles MCI's 800 traffic originating in Alaska and terminating in the lower 49 states and handles traffic for MCI's calling card customers when they are in Alaska. Concurrently with these agreements, MCI purchased approximately 31% of GCI's Common Stock and presently controls nominations to two seats on the Board. In conjunction with the Cable Acquisition Transactions, MCI purchased an additional two million shares at a premium to the then current market price for $13 million or $6.50 per share.

     Revenues attributed to the MCI Agreement in 1996, 1995, and 1994 totaled $29.2 million, $23.9 million and $19.5 million, or 17.7%, 18.5%, and 16.7% of total revenues, respectively. The contract was amended in March, 1996 extending its term three years to March 31, 2001. The amendment also reduced the rate in dollars to be charged by the Company for certain MCI traffic for the period April 1, 1996 through July 1, 1999 and thereafter. The rate reduction applied to the number of minutes carried by the Company in 1996 reduced the Company's 1996 revenue by approximately $322,000. With the amendments, the Company is assured that MCI, the Company's largest customer, will continue to make use of the Company's service during the extended term.

     In 1993 the Company entered into a long-term agreement with Sprint, pursuant to which the Company agreed to terminate all Alaska-bound Sprint long-distance traffic and Sprint agreed to handle substantially all of the Company's international traffic. Services provided pursuant to the contract with Sprint resulted in revenues in 1996, 1995, and 1994 of approximately $18.8 million, $14.9 million, and $12.4 million or approximately 11.4%, 11.5%, and 10.6% of total revenues, respectively.

     Both MCI and Sprint are major customers of the Company in its telecommunication services industry segment. Loss of one or both of these customers would have a significant detrimental effect on the Company's revenues and contribution. There are no other individual customers, the loss of which would have a material impact on the Company's revenues or gross profit.

      The Company provided private line and private network communication products and services to approximately 790 commercial and government accounts in 1996. Private lines and private network communication products and services generated approximately 8.6% of total long-distance revenues in the year ended December 31, 1996.

     Although the Company has several agreements to facilitate the origination and termination of international toll traffic, it has neither foreign operations nor export sales (see -Foreign and Domestic Operations and Export Sales).

      Cable Services. As of December 31, 1996, the Company's cable television systems passed approximately 162,500 homes and served approximately 102,115 subscribers. Revenues derived from cable television services totaled $9.5 million for the two-month period of initial operations ended December 31, 1996.

Alaska Voice, Video and Data Markets

     The Alaskan voice, video and data markets are unique within the United States. Alaska is physically distant from the rest of the United States and is characterized by large geographical size and relatively small, dense population clusters (with the exception of population centers such as Anchorage, Fairbanks and Juneau). It lacks a well-developed terrestrial transportation infrastructure, and the majority of Alaska's communities are accessible only by air or water. As a result, Alaska's telecommunications networks are different from those found in the lower 49 states.

     Alaska today relies extensively on satellite-based long distance transmission for intrastate calling between remote communities where investment in a terrestrial network would be uneconomic or impractical. Also, given the remoteness of Alaska's communities and lack, in many cases, of major civic institutions such as hospitals, libraries and universities, Alaskans are dependent on telecommunications to access the resources and information of large metropolitan areas in the rest of the U.S. and elsewhere. In addition to satellite-based communications, the telecommunications infrastructure in Alaska includes traditional copper wire, digital microwave links between Anchorage and Fairbanks and Juneau and fiber optic cable. For interstate and international communication, Alaska is currently connected to the lower 49 states by undersea fiber optic cable with a capacity of nine DS3s and is backed-up by additional satellite capacity.

     Prior to 1982, Alascom was the sole long distance carrier in Alaska. Under an agreement with the State of Alaska, Alascom was required to maintain a number of low bandwidth links and expand service to remote or less developed areas of the state. Interstate rates initially charged for Alaska telecommunications services had been substantially higher than interstate rates in the contiguous 48 states. In 1972, the FCC established a policy of rate integration intended to equalize all domestic interstate rates based on distances of calls. This policy was used to support a subsidy mechanism to help Alascom cover higher costs associated with rural operations. When the Company began providing interstate long distance service in 1982, AT&T Corp. ("AT&T") provided almost all of the telecommunications services in the lower 49 states, and Alascom provided almost all of the long distance telecommunications services in Alaska and between Alaska and the lower 49 states and foreign countries. Although Alascom's business was highly subsidized, the Company competed against Alascom without the advantage of a subsidy. In 1983, the State of Alaska petitioned the FCC to initiate a rulemaking to determine how to rationalize the policies of rate integration and competition in the Alaska market in light of the rapid changes in the telecommunications industry brought on by the AT&T divestiture and changing FCC competition policies. This action ultimately led to a negotiated buyout of Alascom from Pacific Telecom, Inc. ("PTI") by AT&T in August 1995 for consideration of approximately $350 million. After the buyout, Alascom changed its name to AT&T Alascom.

     The Alaskan telecommunications business today comprises three distinct markets: long distance services (interstate and intrastate), local exchange services and wireless communications services (cellular and eventually PCS). In the local exchange market, the Company will compete against various incumbent local exchange carriers including the Anchorage Telephone Utility ("ATU") and PTI in Juneau. PTI is also expected to be the local exchange carrier in Fairbanks by the end of 1997. In the wireless communications services market, the Company's PCS business expects to compete against the cellular subsidiaries of AT&T and ATU in the Anchorage market and the cellular subsidiaries of PTI and others outside of Anchorage. In the long distance market, the Company competes against AT&T Alascom and may in the future compete against ATU or new market entrants. For calendar year 1996, the Company estimates that the aggregate telecommunications market in Alaska generated revenues of approximately $704 million. Of this amount, approximately $387 million was attributable to interstate and intrastate long distance service, $282 million was attributable to local exchange services, and $35 million was attributable to wireless communications services.

     The market for programmed video services in Alaska includes traditional broadcast television, cable television, wireless cable, and direct broadcast satellite ("DBS") systems. The urban centers in Alaska are served by broadcast television stations including network affiliates and independent stations.
Anchorage, Fairbanks and Juneau are served by seven, four and two broadcast stations, respectively. In addition, several smaller communities such as Bethel are served by one local television station. In addition, other rural communities without cable systems receive a single state sponsored channel of television by a satellite dish and a low power transmitter.

     In Alaska, cable television was introduced in the 1970s to provide television signals to communities with few or no available off-air television signals and to communities with poor reception or other reception difficulties caused by terrain interference. Since that time, as on the national level, the cable television providers in Alaska have added non-broadcast programming, utilized improved technology to increase channel capacity and expanded service markets to include more densely populated areas and those communities in which off-air reception is not problematic.

     At present, 21 communities and areas in Alaska, including the state's three largest urban areas (Anchorage, Fairbanks and Juneau) are served by the Company's Cable Systems. As of December 31, 1996, the acquired cable systems passed 162,500 homes or approximately 74% of all households in Alaska. A number of cable operators other than the Company provide cable service in Alaska. All of these companies are relatively small, with the largest having fewer than 6,000 subscribers.

Competition

     Telecommunication Services. The telecommunications industry is intensely competitive, rapidly evolving and subject to constant technological change. Competition is based upon pricing, customer service, billing services and perceived quality. Certain of the Company's competitors are substantially larger and have greater financial, technical and marketing resources than the Company. Although the Company believes it has the human and technical resources to pursue its strategy and compete effectively in this competitive environment, its success will depend upon its continued ability to profitably provide high quality, high value services at prices generally competitive with, or lower than, those charged by its competitors.

     The Company's principal competitor in long distance services, AT&T Alascom, has substantially greater resources than the Company. This competitor's interstate rates are integrated with those of AT&T Corp. and are regulated in part by the FCC. While the Company initially competed based upon offering substantial discounts, those discounts have been eroded in recent years due to lowering of prices by AT&T Alascom. Under the terms of AT&T's acquisition of Alascom, AT&T Alascom rates and services must "mirror" those offered by AT&T, so changes in AT&T prices indirectly affect the rates and services of the Company. AT&T's and AT&T Alascom's prices are regulated under a price cap plan whereby their rate of return is no longer regulated or restricted. AT&T and AT&T Alascom are allowed to raise and lower prices for three groups of services within pre-established floor and ceiling levels with little regulatory oversight. These services include products offered to the following: (1) small businesses or residential customers; (2) users of 800 services; and (3) large business customers including government. Price increases by AT&T and AT&T Alascom generally improve the Company's ability to raise its prices while price decreases pressure the Company to follow. The Company has, so far, successfully adjusted its pricing and marketing strategies to respond to AT&T pricing practices. However, if AT&T Alascom significantly lowers its rates, the Company may be forced to reduce its rates, which could have a material adverse effect on the Company.

     In the local exchange market, the Company believes that the 1996 Telecom Act and state legislative regulatory initiatives and developments, as well as a recent series of transactions and proposed transactions between telephone companies, long distance carriers and cable companies, increase the likelihood that barriers to local exchange competition will be substantially reduced or removed. These initiatives include requirements that local exchange carriers negotiate with entities such as the Company to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the incumbent local exchange carriers. Certain pricing provisions of the Interconnection Decision implementing the interconnection portions of the 1996 Telecom Act have been challenged and are currently stayed by the U.S. Court of Appeals for the Eighth Circuit, on a jurisdictional basis. While the stay may affect the level of prices in the near term, it does not appear that it will limit or delay the development of competition in the Alaskan local exchange switched services market. In addition the 1996 Telecom Act expressly prohibits any legal barriers to competition in intrastate or interstate communications service under state and local laws. The 1996 Telecom Act further empowers the FCC, after notice and an opportunity for comment, to preempt the enforcement of any statute, regulation or legal requirement that prohibits, or has the effect of prohibiting, the ability of any entity to provide any intrastate or interstate telecommunications service.

     The 1996 Telecom Act provides incumbent local exchange carriers with new competitive opportunities. The 1996 Telecom Act removes previous restrictions concerning the provision of long distance service by local exchange carriers and also provides them with increased pricing flexibility. Under the 1996 Telecom Act, the Regional Bell Operating Companies will, upon the satisfaction of certain conditions, be able to offer long distance services that would enable them to duplicate the "one-stop" integrated telecommunications approach used by the Company. The Company believes that it has certain advantages over these companies in providing its telecommunications services, including the Company's brand awareness by Alaskan customers, its owned telecommunications network, and management's prior experience in, and knowledge of, the Alaskan market. The 1996 Telecom Act provides that rates charged by incumbent local exchange carriers for interconnection to the incumbent carrier's network are to be nondiscriminatory and based upon the cost of providing such interconnection, and may include a "reasonable profit," which terms are subject to interpretation by regulatory authorities. If the incumbent local exchange carriers charge alternative providers such as the Company unreasonably high fees for interconnection to the local exchange carriers' networks, or significantly lower their retail rates for local exchange services, the Company's local service business could be placed at a significant competitive disadvantage.

     In May 1996, ATU filed an application with the APUC to provide long distance telecommunications services as a reseller of intrastate telecommunications services throughout the state of Alaska. The application was acted upon favorably in September 1996. ATU has also announced plans to offer interstate long distance services. ATU is a public utility owned by the Municipality of Anchorage.

     Competition for the Company's PCS services will come primarily from traditional cellular providers and new PCS entrants. Anchorage has mature cellular systems in both the wireline (ATU) and non-wireline (AT&T Wireless) license blocks that together have achieved approximately a 20% penetration of potential subscribers based on the number of existing wireline access lines.
Fairbanks and Juneau have not achieved the cellular penetration that has occurred in Anchorage. Cellular pricing has been high in Alaska compared to the lower 48 states, but rates in Anchorage have become more competitive since the Company entered the cellular resale market two years ago.

     Of the five other PCS licensees, none have announced plans for service in Alaska. The Alaska A block PCS license that was awarded at the same time as the Company's PCS license, has been offered for sale, but no transaction had taken place as of March 15, 1997. The high cost per POP of a PCS system infrastructure may deter some license owners from building a system. PCS has the potential disadvantage when compared to cellular service of requiring the licensee to enter into interconnection agreements with cellular providers in order to permit PCS subscribers with dual mode handsets to continue to receive service once they stray from the PCS service area. However, the Company believes that the portion of the Alaska population which will need to operate outside the Company's planned PCS service areas is small.

     Cable Services. Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services and home video products, including videotape cassette and video records. The extent to which a cable television system is competitive depends, in part, upon the cable system's ability to provide quality programming and other services at competitive prices.

     The 1996 Telecom Act authorizes LECs and others to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to subscribers. Certain LECs in Alaska may seek to provide video services within their telephone service areas through a variety of distribution methods. Cable systems could be placed at a competitive disadvantage if the delivery of video services by LECs becomes widespread since LECs may not be required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable systems under such franchises. Issues of cross-subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs who provide video services.

     Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act gives local franchising authorities jurisdiction over basic cable service rates and equipment in the absence of "effective competition," prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems. Well financed businesses from outside the cable industry (such as the public utilities that own certain of the poles on which cable is attached) may become competitors for franchises or providers of competing services.

     The Cable Systems face limited additional competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment and office complexes and private residential developments. The operators of these SMATV systems often enter into exclusive agreements with building owners or homeowners' associations. Due to the widespread availability of reasonably priced earth stations, SMATV systems now can offer both improved reception of local television stations and many of the same satellite-delivered program services offered by franchised cable systems. The ability of the Cable Systems to compete for subscribers in residential and commercial developments served by SMATV operators is uncertain. The 1996 Telecom Act gives cable operators greater flexibility with respect to pricing of cable television services provided to subscribers in multi-dwelling unit residential and commercial developments. It also broadens the definition of SMATV systems not subject to regulation as a franchised cable television service.

     The availability of reasonably-priced home satellite dish earth stations ("HSDs") enables individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. Furthermore, the 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSD owners certain satellite-delivered cable programs at competitive costs.

     In recent years, the FCC and the Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include, among others, direct broadcast satellite ("DBS") services which transmit signals by satellite to receiving facilities located on the premises of subscribers. Programming is currently available to the owners of HSDs through conventional, medium and high-powered satellites.
Primestar Partners L.P., a consortium comprised of cable operators and a satellite company, commenced operation in 1990 of a medium-power DBS satellite system using the Ku portion of the frequency spectrum and, as of December 31, 1996, provided service consisting of approximately 95 channels of programming, including broadcast signals and pay-per-view services. DirecTV, which has entered into a marketing alliance with AT&T, began offering nationwide high-power DBS service in 1994 accompanied by extensive marketing efforts. Several other major companies are preparing to develop and operate high-power DBS systems, including MCI and News Corp. DBS systems are expected to use video compression technology to increase the channel capacity of their systems to provide movies, broadcast stations and other program services competitive with those of cable systems. The extent to which DBS systems are competitive with the service provided by cable systems depends, among other things, on the availability of reception equipment at reasonable prices and on the ability of DBS operators to provide competitive programming. DBS services do not currently provide local programming and DBS signals are subject to degradation from atmospheric conditions such as rain and snow. The receipt of DBS signals in Alaska currently has the disadvantage of requiring subscribers to install larger satellite dishes (generally four to six feet in diameter) because of the weaker satellite signals available in northern latitudes. In addition, existing satellites have a relatively low altitude above the horizon when viewed from Alaska, making their signals subject to interference from mountains, buildings and other structures.

     Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS") providers which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by several of the Company's cable systems, including Anchorage, Fairbanks and Juneau. Additionally, the FCC has allocated frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS. MMDS operations have the disadvantage of requiring line-of-sight access, making their signals subject to interference from mountains, buildings and other structures, and are subject to interference from rain, snow and wind. The Company is unable to predict whether wireless video services will have a material impact on its operations.

     Other  new  technologies  may  become  competitive  with  non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air interactive video and data service that will permit two-way interaction with commercial and educational programming along with informational and data services. LECs and other common carriers also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The FCC has conducted spectrum auctions for licenses to provide PCS. PCS will enable license holders, including cable operators, to provide voice and data services. The Company recently acquired a PCS license.

     Advances in communications technology as well as changes in the marketplace are constantly occurring. The Company cannot predict the effect that ongoing or future developments might have on the telecommunications and cable television industries or on the Company specifically.

Financial Information About Industry Segments

     For financial information with respect to industry segments of GCI, reference is made to the information set forth in Note 9 of the Notes to Consolidated Financial Statements included in Part II of this Report.

Recent Developments

     Acquisitions. Effective October 31, 1996, the Company acquired securities and assets ("Cable Acquisition Transactions") of the following seven cable television companies ("Cable Companies"): (1) all of the equity interests in Prime Cable of Alaska, L.P., a Delaware limited partnership ("Prime"); (2) substantially all of the assets of three corporations comprising Alaskan Cable
Network: Alaskan Cable Network/Fairbanks, Inc. ("Alaskan Cable/Fairbanks"); Alaskan Cable Network/Juneau, Inc. ("Alaskan Cable/Juneau"); and Alaskan Cable Network/Ketchikan-Sitka, Inc. ("Alaskan Cable/Ketchikan"); (3) substantially all of the assets of Alaska Cablevision, Inc., a Delaware corporation ("Alaska Cablevision"); (4) McCaw/Rock Homer Cable Systems, J.V., an Alaska joint venture ("McCaw/Rock Homer"); and (5) McCaw/Rock Seward Cable Systems, J.V., an Alaska joint venture ("McCaw/Rock Seward"). These seven Cable Companies provide cable television services to more than 102,000 subscribers through distribution systems passing approximately 74% of the households throughout Alaska.

     The total purchase price for the acquisition of the Cable Companies was $280.1 million. The purchase price included issuance of 14.7 million shares of GCI's class A common stock and cash, debt assumption and issuance of subordinated notes. Financing for the transactions came from borrowings under a new $205 million bank credit facility and from additional capital provided from the sale of 2.0 million shares of GCI's Class A common stock to MCI for $6.50 per share. The convertible, subordinated notes were converted in accordance with their terms into approximately 1.5 million shares of the Company's Class A Common Stock in January 1997.

     The acquisition is expected to allow the Company to integrate cable services to bring more information not only to more customers, but in a manner that is quicker, more efficient and more cost effective than ever before. The purchase will facilitate consolidation of the cable operations and is expected to provide a platform for developing new customer products and services over the next several years.

     Local Telecommunication Services. The Company filed an application in March, 1996 with the APUC for authority to provide facilities based local services in the Anchorage area using the ATU local loop and through wholesale resale of ATU's retail service offerings. The APUC approved the Company's application in February 1997 and granted the Company authority to provide local services in the Anchorage area. Additionally, the APUC on January 15, 1997, approved an arbitrated interconnection agreement between ATU and the Company. This agreement will enable the company to sell ATU's local retail services at a discount from retail rates. The agreement also enables the Company to sell unbundled ATU network elements and to collocate certain of its switching and transmission equipment facilities within ATU's wire centers.

     During 1996, the Company completed construction of 38 miles of a planned 130 mile fiber optic Metropolitan Area Network in Anchorage, over which it plans to offer facilities-based local service to selected major customers, in those cases where it is economically feasible to directly connect them to the network. Additionally, the Metropolitan Area Network will provide supplemental capacity and connectivity for cable television services. The Company intends to offer local service to selected customers during the second half of 1997.

Employees

     The Company and its subsidiaries employ approximately 758 persons as of February 1, 1997, including employees involved with the operation of the recently-acquired cable systems. The Company and its subsidiaries are not parties to any union contracts with their employees. The Company believes that its future success will depend upon its continued ability to attract and retain highly skilled and qualified employees. The Company believes that its relations with its employees are satisfactory.

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

     In the course of operating the cable television systems, the Company has used various materials defined as hazardous by applicable governmental regulations. These materials have been used for insect repellent, locate paint and pole treatment, and as heating fuel, transformer oil, cable cleaner, batteries, and in various other ways in the operation of those systems. Management of the Company does not believe that these materials, when used in accordance with manufacturer instructions, pose an unreasonable hazard to those who use them or to the environment.

Foreign and Domestic Operations and Export Sales

     Although the Company has several agreements to facilitate the origination and termination of international toll traffic, it has neither foreign operations nor export sales. The Company conducts operations throughout the western contiguous United States, Alaska and Hawaii and believes that any subdivision of its operations into distinct geographic areas would not be meaningful. Revenues associated with international toll traffic were $6.3 million, $5.6 million and $4.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Backlog of Orders and Inventory

     As of December 31, 1996 and 1995, the Company's long distance services segment had a backlog of equipment sales orders of approximately $364,000 and $258,000, respectively. The increase in backlog as of December 31, 1996 can be attributed primarily to sales growth in 1996 as compared to 1995. The Company expects that all of the orders in backlog at the end of 1996 will be delivered during 1997.

Patents, Trademarks, Licenses, Certificates of Public Convenience and Necessity, and Military Franchises

     Telecommunication Services. Neither GCI nor its affiliates hold patents, trademarks, franchises or concessions. The Communications Act of 1934 gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communication. The Company through its long distance services industry segment holds licenses for its satellite and microwave transmission facilities for provision of its telecommunication services. The Company acquired a license for use of a 30 megahertz block of spectrum for provision of PCS services in Alaska. The Company's operations may require additional licenses in the future.

     Cable Services. Applications for transfer of control of 15 certificates of public convenience and necessity held by the acquired cable companies to the Company were approved in an APUC order dated September 23, 1996, with transfers to be effective on October 31, 1996. Such transfer of control allowed the Company to take control and operate the cable systems of the acquired cable companies located in Alaska.

     The approval of the transfer of the 15 certificates of public convenience and necessity to the Company by the FCC is not required under federal law, with one area of limited exception. The Cable Companies operate in part through the use of several radio-band frequencies licensed through the FCC. These licenses were transferred to the Company prior to October 31, 1996.

     The Company obtained consent of the military commanders at the military bases serviced by the acquired cable systems to the assignment of the respective franchises for those bases.

Regulation, Franchise Authorizations and Tariffs

         The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state, and local regulation and legislation affecting the telecommunications and cable television industries. Other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which these industries operate. Neither the outcome of these proceedings nor their impact upon the telecommunications and cable television industries or the Company can be predicted at this time. This section also sets forth a brief description of regulatory, environmental, and tariff issues pertaining to the operations of the Company.

     The Company is subject to regulation by the FCC and by the APUC as a non-dominant provider of long distance services. Among other regulatory requirements, the Company is required to file tariffs with the FCC for international service, and with the APUC for intrastate service but such tariffs routinely become effective without intervention by the FCC, APUC or other third parties since the Company is a non-dominant carrier. The Company received approval from the APUC in February 1997 to permit the Company to provide local exchange services throughout the existing service area of the Municipality of Anchorage d/b/a Anchorage Telephone Utility. Military franchise requirements also affect the Company in its provision of telecommunications and cable television services to military bases. Substantial changes in the federal regulation of the telecommunications and the cable industries were accomplished through the 1996 Telecom Act which was signed into law in February, 1996. Certain provisions of the 1996 Telecom Act could materially affect growth and operation of the telecommunications and cable industries and the services provided by the Company. Although the 1996 Telecom Act is expected to substantially lessen regulatory burdens, the telecommunications and cable television industries may be subject to additional competition as a result thereof. There are numerous rulemakings which have been and which will be undertaken by the FCC, which will interpret and implement the 1996 Telecom Act's provisions. In addition, certain provisions of the 1996 Telecom Act are not immediately effective. Furthermore, certain of the 1996 Telecom Act's provisions have been, and are likely to continue to be, judicially challenged. The Company is unable to predict the outcome of such rulemakings or litigation or the substantive effect (financial or otherwise) of the 1996 Telecom Act and the rulemakings on the Company. The Company is also subject to federal and state regulation as a cable television operator pursuant to the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and 1992 Cable Act, both amended by the 1996 Telecom Act. The 1992 Cable Act significantly expanded the scope of cable television regulation on an industry-wide basis by imposing rate regulation, carriage requirements for local broadcast stations, customer service obligations and other requirements. The 1992 Cable Act and the FCC's rules implementing that Act generally have increased the administrative and operational expenses and in certain instances required rate reductions for cable television systems and have resulted in additional regulatory oversight by the FCC and state or local (depending on the regulatory scheme) authorities.

      Because the Company is authorized to offer local exchange services in Alaska, it will be regulated as a competitive LEC by the APUC. In addition, the Company will be subject to other regulatory requirements, including certain requirements imposed by the 1996 Telecom Act on all LECs, which requirements include permitting resale of LEC services, number portability, dialing parity, and reciprocal compensation.

      As a PCS licensee, the Company is subject to regulation by the FCC, and must comply with certain buildout and other conditions of the license, as well as with the FCC's regulations governing the PCS service. On a more limited basis, the Company may be subject to certain regulatory oversight by the APUC (e.g., in the areas of consumer protection and transfer of its license), although states are not permitted to regulate the rates of PCS and other commercial mobile service providers. PCS licensees may also be subject to regulatory requirements of local jurisdictions pertaining to, among other things, the siting of tower facilities.

Other

     No material portion of the businesses of the Company is subject to renegotiation of profits or termination of contracts at the election of the federal government.


Item 2.  PROPERTIES

     Telecommunication Services. The Company operates a state-of-the-art, competitive telecommunications network employing the latest digital transmission technology based upon fiber optic and digital microwave facilities within and between Anchorage, Fairbanks and Juneau, a digital fiber optic cable linking Alaska to the contiguous 48 states and providing access to other carriers' networks for communications around the world, and the use of satellite transmission to remote areas of Alaska (and for certain interstate traffic as well).

     The Company leases its long distance services industry segment's executive, corporate and administrative facilities in Anchorage, Fairbanks and Juneau, Alaska. The Company's operating, executive, corporate and administrative properties are in good condition. The Company considers its properties suitable and adequate for its present needs and are being fully utilized.

     The Company's long distance services segment owns properties and facilities including satellite earth stations, and distribution, transportation and office equipment. Additionally, the Company acquired in December 1992, access to capacity on an undersea fiber optic cable from Seward, Alaska to Pacific City, Oregon. The undersea fiber optic cable capacity is owned subject to an outstanding mortgage. Substantially all of the Company's properties secure its credit agreement and senior loan. See Note 6 to the Consolidated Financial Statements in Item 8 for further discussion.

     The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders on the Hughes Galaxy X satellite to meet its long-term satellite capacity requirements. The balance payable upon delivery of the transponders as early as the second quarter of 1998 is dependent upon a number of factors. The Company does not expect the remaining balance payable at delivery to exceed $41 million. The Company expects to further amend or refinance its credit agreement to fund its remaining commitment. The agreement provides for the interim lease of transponder capacity on the Hughes Galaxy IX satellite from June 1996 through the delivery of the transponders to be purchased.

     The Company employs advanced transmission technologies to carry as many voice circuits as possible through a satellite transponder without sacrificing voice quality. Other technologies such as terrestrial microwave systems, metallic cable, and fiber optics tend to be favored more for point-to-point applications where the volume of traffic is substantial. With a sparse population spread over a wide geographic area, neither terrestrial microwave nor fiber optic transmission technology will be economically feasible in rural Alaska in the foreseeable future.

     The Company's MTS services and private line and network services, excluding vSAT services, are distributed via its C-band satellite network which is also used for transmission to remote areas of Alaska. In connection with its C-band distribution, the Company owns and operates five 13-meter earth stations in Anchorage, Fairbanks, Juneau, Alaska and Issaquah, Washington and Dallas, Texas. In addition, the Company owns and operates six 9-meter and three 7-meter earth stations throughout the state. The Company also owns 49% of a 13-meter earth station in Adak, Alaska providing MTS and private line services. During 1996 the Company installed six 9-meter earth stations in Barrow, Kotzebue, Nome, Bethel, Dillingham, and King Salmon, Alaska.

     The Company also uses its C-band capacity to operate a DAMA satellite network to serve rural communities in Alaska, which includes features of both a toll switch and a satellite transmission network. Most existing satellite technology relies on fixed channel assignments to a central hub. The Company's DAMA communication technology, developed in 1994, assigns satellite capacity on an as needed basis. The digital DAMA system allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality. A four-module demonstration system was constructed in 1994 and was integrated into the Company's telecommunications network in 1995. The Company's 56 site DAMA project in rural communities of Alaska is substantially complete, and half of the sites are currently providing service. The DAMA system is currently capable of interfacing with local exchange carriers using standard toll to local office signaling protocols.

     The Company's Ku-band satellite network uses one leased Ku-band transponder on the Hughes SBS5 satellite and will transition to an owned Ku-band transponder on the Galaxy X satellite once that satellite is successfully launched. The Ku-band network is higher power and is used primarily for point-to-point data communications. The Company's Ku-band network comprises an 8.1-meter hub station located in Anchorage, a 7.3-meter hub station located near

Seattle, Washington, and provides services to 98 customer owned vSAT earth stations located throughout the state of Alaska, 95 customer owned vSAT earth stations in Hawaii, and 6 customer owned vSAT earth stations in the lower 48 states.

     The Company utilizes leased digital microwave facilities from AT&T Alascom to carry long distance traffic among and between Anchorage, Juneau and Fairbanks Most of the Company's interstate long distance traffic is carried to the contiguous 48 states, Hawaii and international destinations over an undersea fiber optic cable that connects Pacific City, Oregon to Miura, Japan, with a branch to Seward, Alaska. Of the nine DS3s of capacity in this undersea cable, the Company owns one and leases 28% of another DS3 channel.

     The Company's switched network consists of three medium capacity DSC digital toll switches located in Anchorage, Fairbanks and Juneau, the three main urban centers in Alaska. The Company owns and operates these switching centers as well as a fourth digital toll switch in Seattle, Washington. The Company leases switching capacity in Dallas, Texas from GTE Telecom. These switches provide a wide range of toll services including routing of direct dial, calling card, toll free and operator assisted calls.

     Since 1990, the Company has utilized signaling system number 7 ("SS7") in its main toll switched network to speed call setup. In 1993, the Company began SS7 interconnection with other interexchange carriers and local exchange carriers so that approximately half of the state's interstate direct dial and toll free (800) traffic is currently processed using SS7 signaling. The Company leases and operates a toll tandem switch located in Anchorage that provides the Company's first intelligent network service for routing of toll free calls.

     The Company's future switched network plans call for consolidating its network on new combined long distance and local switches. Such a switch (a Lucent 5ESS switch) was installed in Anchorage for activation in April 1997 and is expected to be interconnected with the incumbent local exchange carrier's network to allow carriage of local access traffic beginning as early as the second half of 1997. Additional 5ESS combined long distance/local switches are planned for installation in Seattle, Washington in 1997 or 1998, and for Fairbanks and Juneau in 1998. These new switching systems will enable the Company to offer local and long distance traffic, as well as operator assisted calls, via a single switching platform. The switches will be SSP functional, allowing the removal of the Company's current leased toll tandem switch. The Company plans to add enhanced SS7 signaling capabilities and to introduce advanced intelligent network switched services to its network in 1997.

     The traffic patterns experienced by the Company in the Alaskan market vary by location. The majority of interstate traffic is carried to and from the lower 49 by undersea fiber optic cable, with some traffic carried by leased digital microwave facilities and satellite. In Anchorage, 93% of interstate long distance traffic is routed to and from the lower 49 states via undersea fiber and 7% of interstate traffic is routed via satellite. In Fairbanks, interstate traffic is split 50% on a combined route of leased digital microwave facilities and undersea fiber and 50% routed via satellite. Juneau's interstate traffic is routed entirely by satellite. Intrastate traffic between Anchorage, Fairbanks and Juneau is carried by a combination of leased digital microwave facilities and satellite. Anchorage's intrastate traffic to Fairbanks is routed via leased digital microwave facilities and intrastate traffic to Juneau is routed 52% by leased digital microwave facilities and 48% by satellite. Intrastate traffic between Juneau and Fairbanks is carried by leased digital microwave facilities. In addition, the Company carries some traffic between Juneau and Ketchikan and Sitka via leased digital microwave facilities. All other intrastate traffic is carried predominantly by satellite.

     The Company recently installed a new network monitoring and control center in Anchorage, Alaska. The new control center enables the Company to centralize its network personnel and to remotely monitor and reconfigure the network as needed. This capability will result in reduced staffing and technical experience levels required for maintenance of the Company's facilities.

     Cable Services. The Cable Systems serve 21 communities and areas in Alaska including Anchorage, Fairbanks and Juneau, the state's three largest urban areas. As of December 31, 1996, the Cable Systems passed 162,500 homes or approximately 74% of all households in Alaska and served 102,115 subscribers representing 63% of households passed by the Cable Systems. As of that date, the Cable Systems consisted of approximately 1,780 miles of installed cable plant having between 300 to 450 MHz of channel capacity (or enough capacity to carry from 70 to 130 channels).

Item 3.  LEGAL PROCEEDINGS

      Except as set forth in this item, neither the Company, its property or any of its subsidiaries or their property is a party to or subject to any material pending legal proceedings. The Company and its subsidiaries are parties to various claims and pending litigation as part of the normal course of business. The Company is also involved in several administrative proceedings and filings with the FCC and state regulatory authorities. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business which management believes, even if resolved unfavorably to the Company, would not have a materially adverse affect on the Company's business or financial statements.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a)  Date of meeting - October 17, 1996
            Nature of meeting - 1996 annual meeting

       (b)  Election of Directors:

            Names of directors elected at the meeting:
                  John W. Gerdelman Votes: 33,599,891 For; 4,412 Withheld Carter F. Page Votes: 33,599,891 For; 4,412 Withheld
                  Robert M. Walp  Votes:  33,599,891 For; 4,412 Withheld

            Names of directors whose term of office continued after the meeting:
                  Ronald A. Duncan
                  Donne F. Fisher
                  John W. Gerdelman
                  Carter F. Page
                  Larry E. Romrell
                  James M. Schneider
                  Robert M. Walp

       (c)  Other matters voted upon:

              Approval of a plan of acquisition  allowing the Company to acquire all of the assets or securities of seven companies offering cable television services in Alaska, expanding the Company Board by two positions and in addition increasing its capital by issuing and selling shares of the Company's Class A common stock to MCI.

               Votes:  33,559,849 For; 412 Against; 44,042 Abstain

       (d)  Not applicable.

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
                                                       Class A                               Class B
                                          -----------------------------------   -----------------------------------
                                                High               Low                High              Low
1995:
     First Quarter                               4 5/8           3 3/4               4 5/8             3 3/4
     Second Quarter                              4 1/4           3 7/8               4 1/4             3 7/8
     Third Quarter                               4 1/8           3 1/4               4 1/8             3 1/4
     Fourth Quarter                              5 1/8           3 3/4               5 1/8             3 3/4

1996:
     First Quarter                               6 7/8           4 1/2               6 7/8             4 1/2
     Second Quarter                              9 1/4           6                   9 1/4             6
     Third Quarter                               8 3/8           5 3/4               8 3/8             5 3/4
     Fourth Quarter                              8 1/4           5 3/4               8 1/4             5 3/4


Holders

     As of March 27, 1997 there were 1,771 holders of record of the Company's Class A common stock and 697 holders of record of the Company's Class B common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

Dividends

      The Company has never paid cash dividends on its Class A or Class B common stock and has no present intention of doing so. Payment of cash dividends in the future, if any, will be determined by the Company's Board of Directors in light of the Company's earnings, financial condition and other relevant considerations. GCC's existing bank loan agreements contain provisions that prohibit payment of dividends, other than stock dividends (see note 6 to the financial statements included in Part II of this Report).

Item 6.     SELECTED FINANCIAL DATA

      The following table presents selected historical  information  relating to financial condition and results of operations over the past five years.
                                                                                  Years ended December 31,
                                                                --------------------------------------------------------
                                                                   1996       1995       1994       1993         1992
                                                                        (Amounts in thousands except per share amounts)

Revenues                                                          $164,894    129,279    116,981    102,213     96,499
Net earnings before income taxes                                   $12,690     12,601     11,681      6,715      1,524
Net earnings                                                        $7,462      7,502      7,134      3,951        890
Net earnings per common share                                        $0.27       0.31       0.30       0.17       0.02
Total assets1                                                     $447,335     84,765     74,249     71,610     72,351
Long-term debt, including current portion (1)                     $223,242      9,980     12,554     20,823     37,235
Obligations under capital leases, including current portion          $ 746      1,047      1,297      1,522      1,720
Preferred stock (2)                                                     $0          0          0          0      3,282
Total stockholders' equity (1, 3)                                 $149,554     43,016     35,093     27,210     14,870
Dividends declared per Common share (4)                              $0.00       0.00       0.00       0.00       0.00
Dividends declared per Preferred share (5)                           $0.00       0.00       0.00       0.44       1.78

------------------------
1 Increases in the Company's  total  assets,  long-term  debt and  stockholders'
  equity in 1996 as compared to 1995 result in part from the cable company acquisitions and MCI stock issuance described in Notes (2) and (8) to the financial statements included in Part II of this Report.
2 In January,  1991, the Company sold 347,047 shares of non-voting  Series A 15%
  Convertible Cumulative Preferred Stock to WestMarc Communications, Inc. for $9.5088 per share. The preferred stock accrued dividends on each share in cash or stock at the Company's discretion. The accrued dividends were payable semi-annually at the rate of 15% per annum if paid in cash or at the rate of 18.75% if paid in Class B Common Stock. Pursuant to an agreement with WestMarc Communications, Inc. the Company acquired and retired the preferred stock in 1993.
3 The 1993  increase in  stockholders'  equity is  primarily  attributed  to the
  Company's issuance of common stock to MCI.
4 The  Company has never paid a cash  dividend on its common  stock and does not anticipate paying any dividends in the foreseeable future. The Company intends to retain its earnings, if any, for the development of its business. Payment of cash dividends in the future, if any, will be determined by the board of directors of the Company in light of the Company's earnings, financial condition, credit agreements and other relevant considerations. The Company's existing bank loan agreements contain provisions that prohibit payment of dividends, other than stock dividends, as further described in Note (6) to the financial statements included in Part II of this Report.
5 The Company  declared and issued  stock  dividends  of  approximately  304,000 shares of Class B Common Stock in 1992, and paid dividends totaling $153,000 in 1993 on its non-voting Series A 15% Convertible Cumulative Preferred Stock.

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


      The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and the other financial data appearing elsewhere.

                      Factors Affecting Future Performance

      Future operating results of the Company will depend upon many factors and will be subject to various risks and uncertainties, including those set forth in this and other sections of Form 10-K. The information contained in Form 10-K includes forward looking statements regarding the Company and the Cable Companies' future performance. In particular, Form 10-K contains pro forma data and comparative per share data giving effect to the consummation of the cable company acquisitions. This pro forma information is based upon numerous assumptions and is subject to various risks. Some or all of these assumptions may prove to be inaccurate. Future results of the Company may differ materially from any forward looking statement due to such assumptions and risks.

                                    Overview

      The Company has historically reported revenues principally from the provision of interstate and intrastate long distance telecommunications services to residential, commercial and governmental customers and to other common carriers (principally MCI and Sprint). These services accounted for 86.5% of the Company's telecommunications revenues in 1996. The balance of telecommunications revenues have been attributable to corporate network management contracts, telecommunications equipment sales and service and other miscellaneous revenues (including revenues from prepaid and debit calling cards, the installation and leasing of customers' VSAT equipment and fees charged to MCI and Sprint for certain billing services). Factors that have the greatest impact on year-to-year changes in telecommunications revenues include the rate per minute charged to customers and usage volumes, usually expressed as minutes of use.

      The Company's telecommunications cost of sales and services has consisted principally of the direct costs of providing services, including local access charges paid to LECs for the origination and termination of long distance calls in Alaska, fees paid to other long distance carriers to carry calls that terminate in areas not served by the Company's network (principally the lower 49 states, most of which calls are carried over MCI's network, and international locations, which calls are carried principally over Sprint's network), and the cost of equipment sold to the Company's customers. In 1996, local access charges accounted for 49.8% of the telecommunication cost of sales and services, fees paid to other long distance carriers represented 34.7%, satellite transponder lease and undersea fiber maintenance costs represented 9.1%, and telecommunications equipment accounted for 5.2% of telecommunication cost of sales.

      The Company's selling, general, and administrative expenses have consisted of operating and engineering, service, sales and marketing, general and administrative, legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities and certain equipment costs). A significant portion of selling, general, and administrative expenses, 28.6% in 1996, represents the cost of the Company's sales, advertising and promotion programs.

      The Company expects to commence offering local exchange services initially in Anchorage during the second half of 1997, and expects that local services will represent less than 2.0% of revenues in 1997 and less than 8.0% in 1998. The Company expects that it may generate moderately negative EBITDA from local services during this time period. EBIDTA is an acronym representing earnings before interest, taxes, depreciation and amortization. As a measure of a company's ability to generate cash flows, EBITDA should be considered in addition to, but not as a substitute for, or superior to, other measures of financial performance reported in accordance with generally accepted accounting principles. EBIDTA, also known as operating cash flow, is often used by analysts when evaluating companies in the cable television industry.

         The Company began developing plans for PCS wireless communications service deployment in 1995 and is currently evaluating alternative technologies for its proposed PCS network. The Company expects to launch its PCS service as early as 1999.


                              Results of Operations

      The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated:

                                                         Year Ended December 31,                  Percentage Change
                                                         -----------------------                  -----------------
                                                                                                  1995          1996
                                                                                                   vs.           vs.
                                                       1994        1995        1996               1994          1995
                                                       ----        ----        ----               ----          ----
          Statement of Operations Data:
          Revenues
             Telecommunications services.....        100.0%      100.0%       94.2%              10.5%         20.2%
             Cable services..................          ---          ---        5.8%                ---           ---
          Total revenues.....................        100.0%      100.0%      100.0%              10.5%         27.5%
             Cost of sales and services......         54.6%       55.8%       56.2%              12.9%         28.5%
             Selling, general and
                administrative
                expenses.....................         28.6%       29.2%       28.1%              12.6%         23.1%
             Depreciation and
                amortization.................          5.7%        4.6%        5.7%             (9.7)%         57.0%
          Operating income...................         11.1%       10.4%       10.0%               3.9%         21.5%
          Net earnings before income taxes...         10.0%        9.7%        7.7%               7.9%          0.7%
          Net earnings.......................          6.1%        5.8%        4.5%               5.2%        (0.5)%

          Other Financial Data:
          Cable operating income (1).........           ---         ---       23.2%                ---           ---
          Cable EBITDA  (1)(2)...............           ---         ---       48.4%                ---           ---
          Consolidated EBITDA (2)............         16.8%       15.1%       15.7%             (0.7)%         33.4%

      (1)  Computed as a percentage of total cable services revenues.
      (2)  Computed before deducting management fees.

      Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.

      Revenues

      Total revenues increased 27.5% from $129.3 million in 1995 to $164.9 million in 1996. Long distance transmission revenues from commercial, residential, governmental, and other common carrier customers increased 18.8% from $120.0 million in 1995 to $142.6 million in 1996. This increase reflected a 22.6% increase in interstate minutes of use to 569.6 million minutes and a 29.8% increase in intrastate minutes of use to 121.2 million minutes, principally due to a new marketing program which the Company launched during the third quarter of 1995. This program consisted of the introduction of a new flat-rate calling plan ("Great Rate") coupled with telemarketing, direct sales, and the promotion of a $1 million sweepstakes. Revenue growth in 1996 was also due to a 23.7% increase in revenues from other common carriers (principally MCI and Sprint), from $38.8 million in 1995 to $48.0 million in 1996 and a 23.7% increase in private line and private network transmission services revenues, from $11.4 million in 1995 to $14.1 million in 1996. Systems sales and services revenues increased 44.4% from $7.2 million in 1995 to $10.4 million in 1996, primarily due to the commencement in the second quarter of 1996 of services provided under a new outsourcing contract with National Bank of Alaska. The Company also reported two months' of cable services revenues in 1996 following its acquisition of the Cable Systems effective October 31, 1996.

      The above increases in revenues were offset in part by a 6.3% reduction in the Company's average rate per minute on long distance traffic from $0.191 per minute in 1995 to $0.179 per minute in 1996. The decrease in rates resulted from the Company's promotion of and customers' enrollment in new calling plans offering discounted rates and length of service rebates, such new plans being prompted in part by the Company's primary long distance competitor, AT&T Alascom, reducing its rates.

      Cost of Sales and Services

      Cost of sales and services was $72.1 million in 1995 and $92.7 million in 1996. As a percentage of total revenues, cost of sales and services increased from 55.8% in 1995 to 56.2% in 1996. The increase in cost of sales and services as a percentage of revenues during 1996 as compared to 1995 resulted primarily from the reduced average rate per minute billed to customers in 1996 as compared to 1995 without an offsetting reduction in the rate per minute billed to the Company for the local access and interstate termination services it obtains from third parties. These increases were offset in part by refunds in the first two quarters of 1996 aggregating approximately $960,000 from a local exchange carrier and the National Exchange Carriers Association in respect of earnings by them which exceeded regulatory requirements.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 23.1% from $37.7 million in 1995 to $46.4 million in 1996, and, as a percentage of revenues, decreased from 29.2% in 1995 to 28.1% in 1996. Selling, general and administrative expenses increased as a result of increased sales and customer service volumes, bad debt expense totaling $1.7 million for 1996 compared to $1.5 million in 1995 (directly associated with increased revenues), and increased sales, advertising and telemarketing costs totaling $9.9 million in 1995 compared to $13.3 million in 1996 due to the introduction of various marketing plans and other proprietary rate plans. Additionally, selling, general and administrative expenses increased in 1996 due to increased personnel and other costs totaling $2.7 million in sales, engineering, operations, accounting, human resources, legal and regulatory, and management information services. Such costs were associated with the development and introduction, or planned introduction, of new products and services including local services, cable television services, rural message and data telephone services, PCS services, and Internet services.

      Depreciation and Amortization

      Depreciation and amortization expense increased 56.7% from $6.0 million in 1995 to $9.4 million in 1996. This increase resulted primarily from the Company's acquisition of the Cable Systems effective October 31, 1996.

      Interest Expense, Net

      Interest expense, net of interest income, increased 309.7% from $903,000 in 1995 to $3.7 million in 1996. This increase resulted primarily from increases in the Company's average outstanding indebtedness resulting primarily from its acquisition of the Cable Systems and construction of new facilities in rural Alaska, offset in part by increases in the amount of interest capitalized during 1996.

      Income Tax Expense

      Income tax expense increased 2.0% from $5.1 million in 1995 to $5.2 million in 1996 due to an increase in net earnings before income taxes and a slightly higher effective income tax rate from 40.5% in 1995 to 41.2% in 1996.

      As a result of its acquisition of the Cable Companies described further below, the Company acquired net operating loss carryforwards for income tax purposes totaling $58.5 million which begin to expire in 2004 if not utilized. The Company's utilization of these carryforwards is subject to certain limitations pursuant to section 382 of the Internal Revenue Code. A valuation allowance of $8.1 million was established to offset the deferred tax assets related to these carryforwards due to uncertainty regarding realizability. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. The Company estimates that its effective income tax rate for financial statement purposes will be approximately 42% in 1997.

      Year Ended December 31, 1995 Compared to Year Ended December 31, 1994.

      Revenues

      Total revenues increased 10.5% from $117.0 million in 1994 to $129.3 million in 1995. Revenue growth was primarily attributable to increases in minutes of use and the average rate per minute for long distance traffic. The Company's average rate per minute increased 2.7% from $0.186 in 1994 to $0.191 in 1995. Interstate minutes of use increased 12.7% to 464.5 million minutes and intrastate minutes of use increased 17.3% to 93.4 million minutes. Revenue growth was also attributable to a 21.6% increase in revenues derived from other common carriers (principally MCI and Sprint), from $31.9 million in 1994 to $38.8 million in 1995, and a 7.6% increase in private line and private network transmission services revenues, from $10.6 million in 1994 to $11.4 million in 1995.

      These increases in revenues were partially offset by a 20.9% decline in system sales and services revenues from $9.1 million in 1994 to $7.2 million in 1995. This decline was due to fewer large-dollar equipment sales orders received during 1995 as well as a temporary reduction in the level of the Company's outsourcing services provided to the oil field services industry.

      Cost of Sales and Services

      Cost of sales and services were $63.9 million in 1994 and $72.1 million in 1995. Cost of sales and services as a percentage of total revenues increased from 54.6% of revenues in 1994 to 55.8% in 1995. The increase in cost of sales and services as a percentage of revenues for 1995 as compared to 1994 resulted primarily from increases in costs associated with the Company's lease of transponder capacity. The two wideband transponders the Company owned reached the end of their expected useful life in August, 1994, at which time the Company leased replacement capacity. The cost of the leased capacity contributed to an increase in distribution costs during 1995 as compared to 1994. During 1995 the Company incurred approximately $450,000 for nonrecurring costs related to breaks in the undersea fiber optic cable and costs associated with its new DAMA technology. The Company also experienced reduced margins associated with equipment sales and service contracts.


      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 12.5% from $33.5 million in 1994 to $37.7 million in 1995. As a percentage of total revenues, selling, general and administrative expenses increased from 28.6% in 1994 to 29.2% in 1995. Increases in selling, general and administrative expenses for the period were primarily due to increased personnel necessary to support the Company's expansion efforts and the increase in minutes of traffic carried. Additional costs were incurred during the fourth quarter of 1995 attributable to promotion of the Company's calling plans.

      Depreciation and Amortization

      Depreciation and amortization expense decreased 9.1% from $6.6 million in 1994 to $6.0 million in 1995 resulting primarily from the Company's retirement of two owned wideband transponders in August 1994 that were replaced with leased rather than owned capacity.

      Interest Expense, Net

      Interest expense, net of interest income, decreased 30.5% from $1.3 million in 1994 to $903,000 in 1995. This decrease resulted primarily from a reduction in the Company's average outstanding indebtedness.

      Income Tax Expense

      Income tax expense increased 13.3% from $4.5 million in 1994 to $5.1 million in 1995 due to an increase in net earnings before income taxes and a higher effective income tax rate from 38.9% in 1994 to 40.5% in 1995.

                         Liquidity and Capital Resources

      The Company reported cash flows from operating activities in 1996 of $22.4 million net of changes in the components of working capital. Additional sources of cash in 1996 included long-term borrowings of $208.0 million, sales of additional common stock to MCI of $13.0 million, and payments on notes receivable of $288,000. The Company's uses of cash included payment of the cash portion of the consideration for the acquisition of the Cable Companies. The total purchase price for the acquisition of the Cable Companies was $280.1 million and was financed by the Company through the issuance of approximately
14.7 million shares of GCI's class A common stock valued at $86.7 million, cash, debt assumption of $105.2 million, and issuance of subordinated notes totaling $10 million. The subordinated notes were converted in accordance with their terms into approximately 1.5 million shares of the Company's Class A Common Stock in January 1997.

     The Company's expenditures for property and equipment, including construction in progress, totaled $38.6 million and $8.9 million during 1996 and 1995, respectively. The Company anticipates that capital expenditures plan for 1997 includes approximately $60 to $65 million in capital necessary to pursue its business plans, to maintain the network and to enhance transmission capacity to meet projected traffic demands. Planned capital expenditures over the next five years include $160 million to $180 million for long-distance network expansion, (excluding completion of the Company's rural DAMA network), $50 million to $60 million for facilities and equipment necessary to commence providing local exchange services, and $45 million to $50 million for upgrades to the Cable Systems The Company has not yet finalized its construction plans for a PCS network and therefore cannot predict the level or timing of its PCS network expenditures. Sources of funds for these planned capital expenditures will likely include internally generated cash flows, borrowings under the Company's credit facilities, and additional debt and equity offerings. Sufficient additional financing has not been arranged as of March 25, 1997 for total planned capital expenditures. To the extent that the necessary financing is not obtained, certain of the Company's capital expenditures will be postponed until such financing is obtained.

      Other uses of cash during 1996 included payment of a $9.1 million transponder purchase deposit, repayment of $5.0 million of long-term borrowings and capital lease obligations, purchase of $621,000 of stock held by an officer which stock is held in treasury to satisfy a deferred compensation obligation in lieu of satisfying the obligation in cash, payment of loan fees totaling $764,000, and investment in other assets.

      Net receivables increased $7.1 million from December 31, 1995 to December 31, 1996 resulting from: (1) increased MTS revenues in 1996 as compared to 1995;
(2) increased amounts due from other common carriers attributed to growth in their traffic carried by the Company; (3) increased private line sales activity in 1996 as compared to 1995; and (4) increases in receivables resulting from the cable company acquisitions.

      The Company reported a working capital deficit of $22.8 million as of December 31, 1996 as compared to working capital of $5.1 million at December 31, 1995. As disclosed in Note 6 to the accompanying Consolidated Financial Statements, the Company restructured its senior credit facility in April 1996. Since the entire facility matures within the twelve-month period ending December 31, 1997, the outstanding balance as of December 31, 1996 was included in current maturities of long-term debt. Except for the classification of the Company's senior indebtedness as current, working capital at December 31, 1996 totaled $7.3 million, a $2.2 million increase from December 31, 1995.

      The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The amount payable upon expected delivery of the transponders in 1998 is dependent upon a number of factors including the number of transponders required and the timing of their delivery and acquisition. The Company does not expect the remaining balance payable on delivery to exceed $41 million.

      The Company obtained necessary APUC and FCC approvals and commenced construction and deployment of DAMA technology in 56 sites in rural Alaska on a demonstration basis in 1996. Construction and deployment is expected to be substantially completed in mid 1997, with services expected to be provided at that time. Construction and deployment costs are expected to total $19 to $20 million, of which $18.9 million had been incurred through December 31, 1996.

      Alaska Economy

      The Company offers telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, the Company's growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, in particular oil production, as well as tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on the Company. Oil revenues over the past several years have contributed in excess of 75% of the revenues from all segments of the Alaska economy. The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in 1988. Over the past several years, it has begun to decline and is expected to average approximately 1.4 million barrels per day in 1997. The volume of oil transported by that pipeline is expected to decrease to 1.0 million barrels per day in less than ten years, based upon present developed oil fields using the pipeline for transport.

      The two largest producers of oil in Alaska independently resolved in 1996 to pursue exploration, development and production activities within Alaska. Both producers have invested large sums of money in oil recovery technology and development to enhance oil recovery in marginal oil fields. Effective March 1997 the State of Alaska passed new legislation relaxing state oil royalties on marginal oil fields to facilitate development of such marginal oil fields. No assurance can be given that oil companies will be successful in discovering new oil fields, further developing existing oil fields, or increasing yields in marginal oil fields. If the oil companies are not successful, continued decline in oil production is likely in the future. This decline would adversely affect the state and demand for telecommunications and cable television services.

      Seasonality

      Long distance revenues have historically been highest in the summer months as a result of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers tend to watch more television, and spend more time at home, during these months. The Company's ability to implement construction projects is also reduced during the winter months because of cold temperatures, snow and short daylight hours.

      Inflation

      The Company does not believe that inflation has a significant effect on its operations.

      Accounting Pronouncement

      In June 1996, the Final Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

Item 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company are filed under this Item, beginning on Page 36. The financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this Report.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
General Communication, Inc.:


We have audited the accompanying consolidated balance sheets of General Communication, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of GCI Cable, Inc., a wholly owned subsidiary, which 1996 statements reflect total assets of $310 million and total revenues of $9.5 million of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for GCI Cable, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Communication, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                              KPMG PEAT MARWICK LLP

Anchorage, Alaska
February 21, 1997

                         Report of Independent Auditors



Board of Directors
GCI Cable, Inc. and Subsidiaries


We  have  audited  the  consolidated  balance  sheet  of  GCI  Cable,  Inc.  and
Subsidiaries ("the Company") as of December 31, 1996 and the related consolidated statements of operations, shareholder's equity and cash flows for the period from inception (April 12, 1996) to December 31, 1996 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GCI Cable, Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the period from inception (April 12, 1996) to December 31, 1996 in conformity with generally accepted accounting principles.




                                                    ERNST & YOUNG LLP

Austin, Texas
February 14, 1997

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995


                            ASSETS                                         1996          1995
------------------------------------------------------------------     ---------------------------
                                                                           (Amounts in thousands)
      Current assets:
         Cash and cash equivalents                                    $     13,349         4,017
                                                                       ---------------------------

         Receivables:
              Trade                                                         27,953        21,737
              Other                                                          1,412           253
                                                                       ---------------------------
                                                                            29,365        21,990
         Less allowance for doubtful receivables                               597           295
                                                                       ---------------------------
              Net receivables                                               28,768        21,695
                                                                       ---------------------------

         Prepaid and other current assets                                    2,236         1,566
         Deferred income taxes, net (note 7)                                   835           746
         Inventories                                                         1,589           991
         Notes receivable (note 4)                                             325           167
                                                                       ---------------------------

              Total current assets                                          47,102        29,182
                                                                       ---------------------------

      Property and equipment, at cost (notes 6, 9,
         10 and 11)
         Land and buildings                                                    692            73
         Telephony distribution systems                                     81,414        67,434
         Cable television distribution systems                              52,284             0
         Transportation equipment                                            1,064             0
         Support equipment                                                  19,994        11,610
         Property and equipment under capital leases                         2,030         2,030
                                                                       ---------------------------
                                                                           157,478        81,147
         Less amortization and accumulated depreciation                     41,497        33,789
                                                                       ---------------------------

              Net property and equipment in service                        115,981        47,358
         Construction in progress                                           20,770         3,096
                                                                       ---------------------------
              Net property and equipment                                   136,751        50,454

      Notes receivable (note 4)                                              1,016           904
      Intangible assets, net of amortization
         (notes 2 and 5)                                                   250,920         3,125
      Transponder deposit (note 13)                                          9,100             0
      Deferred loan costs, net of amortization                                 900           110
      Other assets, at cost, net of amortization                             1,546           990
                                                                       ---------------------------

              Total assets                                            $    447,335        84,765
                                                                       ===========================

      See accompanying notes to consolidated financial statements.


                                       38                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Continued)

             LIABILITIES AND STOCKHOLDERS' EQUITY                           1996           1995
-------------------------------------------------------------------     ---------------------------
                                                                           (Amounts in thousands)
   Current liabilities:
      Current maturities of long-term debt (note 6)                    $     31,969         1,689
      Current maturities of obligations under capital leases
         (note 11)                                                               71           282
      Accounts payable                                                       23,677        16,861
      Accrued payroll and payroll related obligations                         3,830         2,108
      Accrued liabilities                                                     4,173         1,134
      Accrued income taxes (note 7)                                               0           547
      Accrued interest                                                        2,708           132
      Subscriber deposits and deferred revenues                               3,449         1,317
                                                                        ---------------------------
         Total current liabilities                                           69,877        24,070

      Long-term debt, excluding current maturities
         (note 6)                                                           191,273         8,291
      Obligations under capital leases, excluding
         current maturities (note 11)                                             0            26
      Obligations  under  capital  leases due to  related  parties, excluding current maturities
         (notes 10 and 11)                                                      675           739
      Deferred income taxes, net (note 7)                                    33,720         7,004
      Other liabilities                                                       2,236         1,619
                                                                        ---------------------------
         Total liabilities                                                  297,781        41,749
                                                                        ---------------------------

   Stockholders' equity (notes 2, 3, 6, 7 and 8):
   Common stock (no par):
      Class   A.   Authorized   50,000,000   shares;   issued   and
         outstanding  36,586,973 and 19,680,199  shares at December
         31, 1996 and 1995, respectively                                    113,421        13,912

      Class B. Authorized  10,000,000 shares;  issued and outstanding
         4,074,028 and  4,175,434  shares at  December  31,  1996 and
         1995,  respectively; convertible on a share-per-share basis
         into Class A common stock                                            3,432         3,432

      Less cost of 199,081 and 122,611 Class A common shares held in
         treasury at December 31, 1996 and 1995, respectively               (1,010)         (389)

   Paid-in capital                                                            4,229         4,041
   Retained earnings                                                         29,482        22,020
                                                                        ---------------------------

         Total stockholders' equity                                         149,554        43,016
                                                                        ---------------------------

   Commitments and contingencies (notes 11 and 13)

              Total liabilities and stockholders' equity               $    447,335        84,765
                                                                        ===========================

See accompanying notes to consolidated financial statements.


                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994

                                                                         1996             1995              1994
                                                                     ---------         ---------         ---------
                                                                      (Amounts in thousands except per share amounts)
Revenues (notes 9 and 10):
  Telecommunication services                                        $  155,419           129,279           116,981
  Cable services                                                         9,475                 0                 0
                                                                     ---------         ---------         ---------
     Tota1 revenues                                                    164,894           129,279           116,981

Cost of sales and services                                              92,664            72,091            63,877
Selling, general and administrative expenses                            46,412            37,691            33,468
Depreciation and amortization                                            9,409             5,993             6,639
                                                                     ---------         ---------         ---------
     Operating income (note 9)                                          16,409            13,504            12,997

Interest expense, net (notes 3 and 6)                                    3,719               903             1,316
                                                                     ---------         ---------         ---------
     Net earnings before income taxes                                   12,690            12,601            11,681

Income tax expense (notes 3 and 7)                                       5,228             5,099             4,547
                                                                     ---------         ---------         ---------
     Net earnings                                                   $    7,462             7,502             7,134
                                                                     =========         =========         =========
     Net earnings per common share                                  $     0.27              0.31              0.30
                                                                     =========         =========         =========

See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994

                                                                                            Class A
                                                  Shares of         Class A       Class B    Shares
                                                 Common Stock       Common        Common     Held in  Paid-in   Retained
      (Amounts in thousands)                 Class A      Class B   Stock         Stock     Treasury  Capital   Earnings
                                             -------      -------   -----         -----     --------  -------   --------
Balances at December 31, 1993                 19,001       4,114  $ 13,470        3,432       (328)    3,252     7,384
Net earnings                                     ---         ---       ---          ---         ---      ---     7,134
Class B shares converted to Class A                9         (9)       ---          ---         ---      ---       ---
Tax effect of excess stock compensation
    expense for tax purposes over
    amounts recognized for financial
    reporting purposes                           ---         ---       ---          ---         ---      371       ---
Shares issued under stock option plan             72         ---        96          ---         ---      ---       ---
Shares issued under warrant agreement,
    net                                          254         ---       185          ---         ---      ---       ---
Shares issued and issuable under
    officer stock option agreements              281          74        79          ---         ---       18       ---
                                           ---------------------------------------------------------------------------

Balances at December 31, 1994                 19,617       4,179    13,830        3,432       (328)    3,641    14,518

Net earnings                                     ---         ---       ---          ---         ---      ---     7,502
Class B shares converted to Class A                3         (3)       ---          ---         ---      ---       ---
Tax effect of excess stock compensation
    expense for tax purposes over
    amounts recognized for financial
    reporting purposes                           ---         ---       ---          ---         ---      397       ---
Shares purchased and held in Treasury            ---         ---       ---          ---        (61)      ---       ---
Shares issued under stock option plan             40         ---        82          ---         ---      ---       ---
Shares issued and issuable under
    officer stock option agreements               20         ---       ---          ---         ---        3       ---
                                           ---------------------------------------------------------------------------

Balances at December 31, 1995                 19,680       4,176    13,912        3,432       (389)    4,041    22,020
Net earnings                                     ---         ---       ---          ---         ---      ---     7,462
Class B shares converted to Class A              102       (102)       ---          ---         ---      ---       ---
Tax effect of excess stock compensation
  expense for tax purposes over amounts
  recognized for financial reporting
  purposes                                       ---         ---       ---          ---         ---      187       ---
Shares issued to MCI (notes 2 and 8)           2,000         ---    13,000          ---         ---      ---       ---
Shares issued pursuant to
  acquisitions, net of costs totaling
  $432 (note 2)                               14,723         ---    86,278          ---         ---      ---       ---
Shares purchased and held in Treasury            ---         ---       ---          ---       (621)      ---       ---
Shares issued under stock option plan             82         ---       231          ---         ---      ---       ---
Shares issued and issuable under
  officer stock option agreements                ---         ---       ---          ---         ---        1       ---
                                           ---------------------------------------------------------------------------

Balances at December 31, 1996                 36,587       4,074  $113,421        3,432     (1,010)    4,229    29,482
                                           ===========================================================================

See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994

                                                                         1996            1995           1994
                                                                     ------------    -----------    -----------
                                                                             (Amounts in thousands)
Cash   flows    from    operating activities:
  Net earnings                                                      $    7,462           7,502          7,134
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                                        9,409           5,993          6,639
    Amortization of deferred loan costs                                     63             230            100
    Deferred income tax expense                                          2,252           1,017          1,588
    Deferred compensation and compensatory
      stock options                                                        619             433            343
    Disposals of property and equipment                                     30             170              0
    Bad debt expense, net of write-offs                                   (34)           (114)          (312)
    Other noncash income and expense items                                (42)             354           (36)
    Change in operating assets and liabilities
      (note 3)                                                           2,612         (1,307)          3,063
                                                                     ------------    -----------    -----------
Net cash provided by operating activities                               22,371          14,278         18,519
                                                                     ------------    -----------    -----------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash
    acquired (notes 2 and 3)                                          (72,818)               0              0
  Purchases of property and equipment                                 (38,642)         (8,938)       (10,604)
  Purchases of other assets including long-term
    deposits                                                          (10,959)           (510)        (1,110)
  Proceeds from the sale of investment security                              0             832              0
  Notes receivable issued                                                (515)           (251)          (339)
  Payments received on notes receivable                                    288             184             10
  Restricted cash investments                                                0               0            684
                                                                     ------------    -----------    -----------
Net cash used in investing activities                                (122,646)         (8,683)       (11,359)
                                                                     ------------    -----------    -----------

Cash flows from financing activities:
  Long-term borrowings                                                 208,000               0              0
  Repayments of long-term borrowings and capital
    lease obligations                                                  (5,039)         (2,824)        (8,494)
  Proceeds from common stock issuance                                   13,231              82            360
  Purchase of treasury stock                                             (621)            (61)              0
  Retirement of bank debt assumed                                    (105,200)               0              0
  Payment of deferred loan costs                                         (764)           (424)              0
                                                                     ------------    -----------    -----------
Net cash provided (used) by financing activities                       109,607         (3,227)        (8,134)
                                                                     ------------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                     9,332           2,368          (974)

Cash and cash equivalents at beginning of year                           4,017           1,649          2,623
                                                                     ------------    -----------    -----------

Cash and cash equivalents at end of year                            $   13,349           4,017          1,649
                                                                     ============    ===========    ===========

See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (l)  Organization and summary of Significant Accounting Principles

           (a)  Organization

           General Communication, Inc. ("GCI"), an Alaska corporation, was incorporated in 1979. GCI Communication Corp. ("GCC"), an Alaska corporation, is a wholly owned subsidiary of GCI and was incorporated in 1990. GCI Communication Services, Inc. ("Communication Services"), an Alaska corporation, is a wholly-owned subsidiary of GCI and was incorporated in 1992. GCI Leasing Co., Inc. ("Leasing Company"), an Alaska corporation, is a wholly-owned subsidiary of Communication Services and was incorporated in 1992. GCI and GCC are engaged in the transmission of interstate and intrastate private line and switched message long distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries. GCC also provides northbound services to certain common carriers terminating traffic in Alaska and sells and services dedicated communications systems and related equipment. Communication Services provides private network point-to-point data and voice transmission services between Alaska, Hawaii and the western contiguous United States. Leasing Company owns and leases capacity on an undersea fiber optic cable used in the transmission of interstate private line and switched message long distance services between Alaska and the remaining United States and foreign countries.

           Cable television services are provided through GCI Cable, Inc. and through its ownership in Prime Cable of Alaska L.P. ("Prime"), and through GCI Cable, Inc.'s wholly owned subsidiaries GCI Cable/Fairbanks, Inc., and GCI Cable/Juneau, Inc. (collectively "GCI Cable" or "Cable Companies"). GCI Cable, Inc. and its subsidiaries are Alaska corporations and were incorporated in 1996. GCI Cable, Inc. is a wholly-owned subsidiary of GCI. Prime is a limited partnership organized under the laws of the state of Delaware whose partnership interests are wholly owned by GCI Cable, Inc.

           (b)  Principles of Consolidation

           The consolidated financial statements include the accounts of GCI, its wholly-owned subsidiaries GCC, Communication Services, GCI Cable, and Communication Services' wholly owned subsidiary Leasing Company (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.



                                       43                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           (c)  Net Earnings Per Common Share

           Primary  earnings  per common  share are  determined  by dividing net earnings  by the  weighted  number of common  and  common  equivalent shares outstanding:
                                                                             1996           1995          1994
                                                                          ----------    ----------    ----------
                                                                                  (Amounts in thousands)
               Weighted average common shares outstanding                    26,498        23,723        23,199

               Common equivalent shares outstanding                           1,170           703           884
                                                                          ----------    ----------    ----------

                                                                             27,668        24,426        24,083
                                                                          ==========    ==========    ==========

           The difference between shares for primary and fully diluted earnings per share was not significant in any period presented.

           (d)  Cash and Cash Equivalents

           Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash.

           (e)  Inventories

           Inventory of merchandise for resale and parts is stated at the lower of cost or market. Cost is determined using the first-in, first-out method for parts and the specific identification method for equipment held for resale.

           Cable television inventories are carried at the lower of cost (weighted average unit cost) or market.

           (f)  Property and Equipment

           Telecommunications Property and Equipment

           Property and equipment is stated at cost. Construction costs of transmission facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. Construction in progress represents distribution systems and support equipment not placed in service on December 31, 1996; management intends to place this equipment in service during 1997.

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




                                       44                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           Repairs and maintenance are charged to operations, and renewals and additions are capitalized. Gains or losses are recognized at the time of ordinary retirements, sales or other dispositions of property.

           Cable Television Property and Equipment

           Cable television equipment depreciation is computed by the straight-line method over the estimated useful lives of the assets. The composite method and a 10 year life are used for cable television distribution systems. Under the composite method, proceeds from the retirement of cable television distribution system assets are credited to the allowance for depreciation. Gains or losses on disposition of property, plant and equipment (other than cable television distribution systems) are credited or charged to income. Maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized.


           (g)  Other Assets

           Intangible assets are valued at the lower of unamortized cost or fair value. Management reviews the valuation and amortization of intangible assets on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value.

           Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over periods of 20 to 40 years. Goodwill and certificates of operating rights arising from the 1996 acquisition of the Cable Companies are amortized using the straight line method over forty years.

           Other  assets,   excluding  deferred  loan  costs,   certificates  of
           operating rights and goodwill, are recorded at cost and are amortized on a straight-line basis over 2 to 15 years.

           The cost of the Company's PCS license and related financing costs have been capitalized as a long-term other asset. Once the associated assets are placed into service, the recorded cost of the license will begin being amortized over a 40 year period using the straight line method.

           (h)  Deferred Loan Costs

           Debt   issuance   costs  are   deferred  and   amortized   using  the
           straight-line method, which approximates the interest method, over the term of the related debt.

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

           Cable television and private line telecommunication revenues are generally billed in advance and are recognized as the associated service is provided.



                                       45                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           Other revenues are recognized when the service is provided.

           (j)  Advertising Expense

           The Company expenses advertising costs as incurred. Advertising expenses were approximately $3,061,000, $1,924,000 and $796,000 for 1996, 1995 and 1994, respectively.

           (k)  Interest Expense

           Interest costs incurred during the construction period of significant capital projects are capitalized. Interest capitalized by the Company totaled $1,034,000, $112,000, and $0 during the years ended December 31, 1996, 1995, and 1994.

           (l)  Income Taxes

           Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent that the benefits are more likely to be realized than not.

           (m)  Stock Option Plan

           Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

           (n)  Use of Estimates

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



                                       46                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


            (o)  Concentrations of Credit Risk

            Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash, temporary investments, and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly-rated financial institutions. At December 31, 1996, substantially all of the Company's cash balances were invested in short-term liquid money instruments. Though limited to one geographical area, the concentration of credit risk with respect to the Company's receivables is minimized due to the large number of customers, individually small balances, short payment terms and required deposits.

           (p) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

           The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

           (q)  Reclassifications

           Reclassifications have been made to the 1994 and 1995 financial statements to make them comparable with the 1996 presentation.

      (2)  Acquisition of Cable Television Systems

           Effective October 31, 1996, following shareholder and regulatory approvals, the Company completed the acquisition of seven Alaska cable television companies ("Cable Systems"). Under the terms of the transactions, accounted for using the purchase method, the final purchase price was $280.1 million, which was the aggregate value for all the Cable Systems and included certain transaction and financing costs. The purchase price included issuance of 14.7 million shares of GCI's class A common stock and cash, debt assumption and issuance of subordinated notes. Financing for the transactions resulted from borrowings under a new $205 million bank credit facility and from additional capital provided from the sale of two million shares of GCI's Class A common stock to MCI Telecommunications Corporation for $6.50 per share.

           Acquisition costs totaling $304.4 million were allocated to tangible and identifiable intangible assets and liabilities based upon fair market values. Approximately $206.5 million was allocated to the certificate of operating rights and approximately $42.4 was allocated to goodwill.

           Various tax attributes of Prime gave rise to a deferred tax liability (see Note 7) of $24.4 million recorded by the Company as a result of the acquisition.



                                       47                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           During January 1997, holders of the GCI subordinated notes exercised a conversion option which allowed them to exchange their notes for GCI Class A common shares at a predetermined conversion price of $6.50 per share. As a result, the note holders will receive a total of 1,538,457 shares of GCI Class A common stock. As of January 1997, 1,415,385 shares were issued for the converted notes. The remaining shares will be issued upon release of the related notes still held in escrow (see below).

           The final closing required approval of the Alaska Public Utilities Commission (APUC), which was granted on September 23, 1996. The APUC approval included several conditions placed on the transfer, such as continuing the existing conditions requiring provision of public access channels and requiring the cable operations to file annual income and operating statements.

           In connection with the Acquisitions, GCI placed 1,093,750 shares of GCI Class A common stock, $800,000 of GCI subordinated notes, and $150,000 cash into an indemnity escrow account. The various selling entities collectively placed the same amounts in escrow. Upon satisfactory completion of the indemnity period (180 days after each closing), the escrowed amounts will be returned to GCI and the various sellers.

           The following table sets forth for the periods indicated, in comparative columnar form, unaudited pro forma operating data and pro forma per-share data for the Company including operating data for Prime Cable of Alaska L.P., Alaska Cablevision, Inc., and Alaskan Cable companies. Results of operations and per share data, where applicable, is provided for the following items: (1) total revenues;
           (2) earnings before extraordinary items; (3) cumulative effect of accounting changes; and (4) net earnings. The pro forma information shown gives effect to the cable company acquisitions as if they had occurred as of the beginning of the periods presented. Company common stock issued pursuant to the cable company acquisitions is valued at approximately $5.89 per share (the trading price for the shares on the dates surrounding the announcement of the transactions) for purposes of the pro forma presentation below.

           The pro forma  financial  data are unaudited and are not  necessarily indicative  of the results of  operations  of the Company  that would have occurred had the cable company acquisitions been completed as of the  beginning  of the  earliest  periods  presented or of the future results of operations of the Company.
                                                                                      Years Ended
                                                                                      December 31,
                                                                                      ------------
                                                                                  1996            1995
                                                                                  ----            ----
                                                                              (Amounts in thousands except
                                                                                   per share amounts)
                 Total revenues                                                 $210,762         182,308
                 Net earnings                                                     $6,700           5,918
                 Net earnings  per common share                                    $0.16            0.14
                 Shares used in computation                                       41,604          41,149


                                       48                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(3)        Consolidated Statements of Cash Flows Supplemental Disclosures

           Changes  in  operating   assets  and   liabilities   consist  of  (in
           thousands):
                      Year ended December 31,                               1996          1995        1994
                                                                        -----------    ----------   ---------
                                                                                 (Amounts in thousands)
                   (Increase) decrease in trade receivables            $   (4,604)      (4,701)         63
                   (Increase) in other receivables                           (134)         (32)       (91)
                   (Increase) decrease in prepaid and other
                     current assets                                          (467)        (222)        312
                   (Increase) decrease in inventory                            412        (317)       (38)
                   (Increase) in income taxes receivable                   (1,026)            0          0
                   Increase in accounts payable                              5,517        5,020      1,434
                   Increase in accrued liabilities                             914          423        195
                   Increase (decrease) in accrued payroll and
                     payroll related obligations                             1,723      (1,928)      1,238
                   Increase (decrease) in accrued income taxes               (547)          330        163
                   Increase in accrued interest                              2,188           31         14
                   Increase (decrease) in deferred revenues                    (4)          220       (90)
                   (Decrease) in components of other liabilities           (1,360)        (131)      (137)
                                                                        -----------    ----------   ---------
                                                                       $     2,612      (1,307)      3,063
                                                                        ===========    ==========   =========

           Acquisitions of businesses, net of cash acquired for the year ended December 31, 1996 consists of (in thousands):

                   Fair value of asset acquired                       $ 304,441
                   Bank debt and net working capital deficit
                    assumed                                           (110,538)
                   Common stock issued to sellers                      (86,710)
                   Convertible, subordinated debt issued
                    to sellers                                         (10,000)
                   Net deferred income tax liability                   (24,375)
                                                                       --------

                     Net cash used to acquire business                $  72,818
                                                                       ========

           Income  taxes paid  totaled  $4,361,000,  $3,752,000  and  $2,796,000 during 1996, 1995 and 1994, respectively.

           Interest  paid  totaled  approximately  $2,657,000,   $1,227,000  and
           $1,525,000 during 1996, 1995 and 1994, respectively.

           The Company  recorded  $187,000,  $397,000 and $371,000 in 1996, 1995 and 1994, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.




                                       49                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)        Notes Receivable

           A summary of notes receivable follows:
                                                                                        December 31,
                                                                                   --------------------
                                                                                     1996         1995
                                                                                   --------------------
                                                                                  (Amounts in thousands)
                  Note receivable from officer bearing interest at the rate paid by the Company on its senior indebtedness,  secured by GCI
                      Class  A  common   stock,   due  on  the  90th  day  after
                      termination  of employment or July 30, 1998,  whichever is
                      earlier.                                                    $   500          500

                  Note receivable from officer bearing interest at 10%,  secured by Company stock;  payable in equal annual installments of
                      $36,513 through August 26, 2004.                                224          224

                  Notes receivable from officers and others bearing  interest at
                      7% to 10%,  unsecured and secured by Company common stock, shares of other common stock and equipment;  due on demand
                      and through August 26, 2004.                                    488          261

                                                                                   --------------------
                  Total notes receivable                                            1,212          985

                  Less current portion                                              (325)        (167)

                  Plus long-term accrued interest                                     129           86

                                                                                   --------------------
                                                                                  $ 1,016          904
                                                                                   ====================

                                       50                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


  (5)      Intangible Assets

           Intangible assets consist of the following (thousands of dollars):
                                                                               December 31,
                                                                     ------------------------------
                                                                          1996                1995
                                                                     ------------------------------
                      Certificates of operating rights              $   206,492                   0
                      Goodwill                                           44,347               1,983
                      PCS license and related costs                       1,913               1,802
                      Other intangibles                                     121                 439
                                                                     ------------------------------
                                                                        252,873               4,224
                      Less amortization                                   1,953               1,099
                                                                     ------------------------------
                      Intangible assets, net                        $   250,920               3,125
                                                                     ==============================

(6)        Long-term Debt

           Long-term debt is summarized as follows:
                                                                              December 31,
                                                                     ------------------------------
                                                                         1996               1995
                                                                     ------------------------------
                                                                        (Amounts in thousands)
                     Senior loan (a)                                $    175,900                 0
                     Credit Agreement (b)                                 30,100             1,000
                     Convertible, subordinated
                         notes (c)                                        10,000                 0
                     Undersea Fiber and Equipment Loan
                          Agreement (d)                                    6,886             8,271
                     Financing Obligation (e)                                356               709
                                                                     ------------------------------
                                                                         223,242             9,980

                     Less current maturities                              31,969             1,689
                                                                     ------------------------------
                     Long-term debt, excluding current
                          maturities                                $    191,273             8,291
                                                                     ==============================

           (a) GCI Cable entered into a credit facility totaling $205 million ("Senior Loan") effective October 31, 1996, associated with the acquisition of the cable companies. Loans (advances) made pursuant to the Senior Loan mature on September 30, 2005 or such earlier date as payment of the loans are due, whether by acceleration or otherwise.

                    The Senior Loan provides for interest at the bank's prime rate plus 1.875%. At GCI Cable's option, interest on all or a specified portion of the indebtedness may be fixed for periods ranging from one to six months based on Eurodollar rates plus 2.875%. Upon the request of GCI Cable and the approval of the banks, the period of a Eurodollar advance can be extended beyond six months. The interest rates under the new agreement are subject to reductions of up to 1.75% per annum if certain financial tests are met. GCI Cable is required to pay a commitment fee equal to 0.50% per annum on the unused portion of the commitment. In addition, if the obligations under the Senior Loan are not repaid


                                       51                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                    in full on or before September 30, 1997, GCI Cable has agreed to pay an additional fee of $712,500. Interest and fees are payable quarterly.

                    The Senior Loan facility contains, among others, covenants requiring maintenance of specific levels of operating cash flow to indebtedness and to interest expense. The Senior Loan facility includes limitations on acquisitions and additional indebtedness, and prohibits any direct or indirect distribution, dividend, redemption or other payment to any person on account of any general or limited partnership interest in, or shares of capital stock or other securities of GCI Cable or any of its subsidiaries. GCI Cable was in compliance with all credit agreement covenants during the period commencing October 31, 1996 (date of the Senior Loan) through December 31, 1996.

                    While GCI Cable may elect at any time to reduce amounts due and available under the loan agreement, a mandatory prepayment is required each May, beginning in May 2000, if, for the prior year ended December 31, GCI Cable's Operating Cash Flow (defined as net income before extraordinary items and gains and losses on asset sales, plus interest expense, depreciation, amortization, bank fees, deferred management fees, expenses and other amounts deferred under the management agreement, income tax expense and other non-cash expenses) exceeds payments made for cash interest expense, permanent prepayments of principal amounts outstanding under the loan agreement, bank fees, cash income tax payments, capital expenditures, amounts previously deferred under the management agreement and capital lease obligations. GCI Cable is required to make a prepayment in the amount of 50% of such excess. Additionally, a mandatory prepayment may be required in the event of asset sales (other than dispositions of obsolete inventory and equipment in the ordinary course of business) or the issuance of capital stock or other debt or equity securities. All such mandatory prepayments permanently reduce the amounts due and available under the loan commitment.

                    The loan agreement is collateralized by essentially all of GCI Cable Inc.'s assets as well as a pledge of GCI Cable's stock by GCI.

                    In connection with the funding of the loan agreement, GCI Cable Inc. paid bank fees and other expenses of approximately $764,000, which will be amortized to interest expense over the life of the agreement.

           (b) GCI entered into a new $62.5 million interim telephony credit facility with its senior lender during April 1996. The interim facility replaced in its entirety the prior senior facility described in the Company's December 31, 1995 Form 10-K. The new facility allows the Company to invest up to $60 million in capital expenditures through the first quarter of 1997. The Company plans to restructure the facility prior to its maturity on April 25, 1997. Since the entire facility matures within the twelve-month period ending December 31, 1997, the outstanding balance at December 31, 1996 is included in current maturities of long-term debt.

                    The interim facility provides for interest (7.33% weighted average interest rate at December 31, 1996), among other options, at LIBOR plus one and three quarters to two and one quarter percent, depending on the Company's leverage ratio as defined in the agreement. A fee of 0.50% per annum is assessed on the unused portion of the facility.



                                       52                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                    $3.4 million of the facility has been used to provide a letter of credit to secure payment of certain access charges associated with the Company's provision of telecommunications services within the state of Alaska.

                    The interim facility contains, among others, covenants requiring maintenance of specific levels of operating cash flow to indebtedness and to interest expense. The credit agreement includes limitations on acquisitions and additional indebtedness, and prohibits payment of dividends, other than stock dividends. The Company was in compliance with all credit agreement covenants during the period commencing April (date of the new interim credit facility) through December 31, 1996.

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

           (c) GCI issued subordinated notes totaling $10 million in connection with the acquisitions described in Note 2. The notes bear simple, non compounding interest at the lowest allowable rate of the Internal Revenue Service under imputed interest rules in effect at closing. The notes are subordinated to all of the Company's senior indebtedness. During January 1997, the holders of the GCI subordinated notes exercised a conversion option which allowed them to exchange their notes for GCI Class A common shares at a predetermined conversion price of $6.50 per share. As a result, the former note holders received 1,538,457 shares of GCI Class A common stock.

           (d) On December 31, 1992, Leasing Company entered into a $12,000,000 loan agreement, of which approximately $9,000,000 of the proceeds were used to acquire capacity on the undersea fiber optic cable linking Seward, Alaska and Pacific City, Oregon. Concurrently, Leasing Company leased the capacity under a ten year all events, take or pay, contract to MCI, who subleased the capacity back to the Company. The lease and sublease agreements provide for equivalent terms of 10 years and identical monthly payments of $200,000. The proceeds of the lease agreement with MCI were pledged as primary security for the financing. The loan agreement provides for monthly payments of $170,000 including principal and interest through the earlier of January 1, 2003, or until repaid. The loan agreement provides for interest at the prime rate plus one-quarter percent. Additional collateral includes substantially all of the assets of Leasing Company including the fiber capacity and a security interest in all of its outstanding stock. MCI has a second position security interest in the assets of Leasing Company.

           (e) As consideration for MCI's role in enabling Leasing Company to finance and acquire the undersea fiber optic cable capacity described at note 6(d) above, Leasing Company agreed to pay MCI $2,040,000 in sixty monthly payments of



                                       53                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                    $34,000. For financial statement reporting purposes, the obligation has been recorded at its remaining present value, using a discount rate of 10% per annum. The agreement is secured by a second position security interest in the assets of Leasing Company.

           As of December 31, 1996 maturities of long-term debt including mandatory reductions of loan commitments pursuant to the Company's Senior Loan were as follows (in thousands):

                     Year ending December 31,
                     ------------------------
                     1997                                     $    31,969
                     1998                                           1,647
                     1999                                           6,917
                     2000                                           4,497
                     2001                                           5,125
                     2002 and thereafter                          163,087
                                                               -----------
                                                                  213,242
                     Subordinated debt converted into
                     GCI Class A common stock in
                     January 1997                                  10,000
                                                               -----------
                                                              $   223,242
                                                               ===========

(7)        Income Taxes

           Total income tax expense  (benefit) for the years ended  December 31,
           1996, 1995 and 1994 were allocated as follows:
                                                                                        Years ended
                                                                                       December 31,
                                                                            ----------------------------------
                                                                               1996        1995        1994
                                                                            ----------------------------------
                                                                                  (Amounts in thousands)
                     Earnings from continuing operations                   $    5,228     5,099       4,547

                     Stockholders' equity, for stock option compensation
                         expense for tax  purposes in excess of amounts
                         recognized  for financial reporting purposes           (187)      (397)       (371)
                                                                            ----------------------------------

                                                                           $    5,041      4,702       4,176
                                                                            ==================================



                                       54                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           Income tax expense consists of the following:
                                                                                        Years ended
                                                                                       December 31,
                                                                            ----------------------------------
                                                                               1996        1995        1994
                                                                            ----------------------------------
                                                                                  (Amounts in thousands)
                     Current tax expense:
                         Federal taxes                                     $     2,292     3,077       2,604
                         State taxes                                               684     1,005         355
                                                                            ----------------------------------
                                                                                 2,976     4,082       2,959
                                                                            ----------------------------------

                     Deferred tax expense:
                         Federal taxes                                           1,734       780         816
                         State taxes                                               518       237         772
                                                                            ----------------------------------
                                                                                 2,252     1,017       1,588
                                                                            ----------------------------------
                                                                           $     5,228     5,099       4,547
                                                                            ==================================

           Total income tax expense differed from the "expected" income tax expense determined by applying the statutory federal income tax rate of 34% as follows:

                                                                                       Years ended
                                                                                       December 31,
                                                                           -----------------------------------
                                                                              1996        1995         1994
                                                                           -----------------------------------
                                                                                  (Amounts in thousands)
                     "Expected" statutory tax expense                     $      4,314     4,284       3,971
                     State income taxes, net of federal benefit                    793       820         742
                     Income tax effect of goodwill amortization,
                        nondeductible expenditures and other items, net             55        41           0
                     Change in valuation allowance                               (225)     (200)           0
                     Other                                                         291       154       (166)
                                                                           -----------------------------------

                                                                          $      5,228     5,099       4,547
                                                                           ===================================



                                       55                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           The  tax  effects  of  temporary   differences   that  give  rise  to
           significant  portions of the  deferred  tax assets and  deferred  tax liabilities at December 31, 1996 and 1995 are presented below.
                                                                                         December 31,
                                                                                  ------------------------
                                                                                      1996          1995
                                                                                  ------------------------
                                                                                 (Amounts in thousands)
                     Net current deferred tax assets:
                        Accounts receivable, principally due to allowance
                           for doubtful accounts                                 $        98           119
                        Compensated absences, accrued for financial
                           reporting purposes                                            380           400
                        Workers compensation and self insurance health
                           reserves, principally due to accrual for
                           financial reporting purposes                                  243           183
                        Other                                                            114           133
                                                                                  ------------------------
                           Total gross current deferred tax assets                       835           835
                           Less valuation allowance                                        0            89
                                                                                  ------------------------
                           Net current deferred tax assets                       $       835           746
                                                                                  ========================


                      Net long-term deferred tax assets:
                        Net operating loss carryforwards                         $    23,507             0
                        Deferred compensation expense for financial
                           reporting purposes in excess of amounts
                           recognized for tax purposes
                                                                                         617           587
                        Employee stock option compensation expense for financial
                           reporting  purposes  in excess of amounts  recognized
                           for tax purposes
                                                                                         198           206
                        Sweepstakes award in excess of amounts recognized
                           for tax purposes                                              211           215
                        Other                                                            197           261
                                                                                  ------------------------
                           Total gross long-term deferred tax assets
                                                                                      24,730         1,269
                           Less valuation allowance                                    8,129           136
                                                                                  ------------------------
                           Net long-term deferred tax assets                          16,601         1,133
                                                                                  ------------------------

                     Net long-term deferred tax liabilities:
                        Plant and equipment, principally due to
                           differences in depreciation                                50,163         7,997
                        Other                                                            158           140
                                                                                  ------------------------
                           Total gross long-term deferred tax liabilities
                                                                                      50,321         8,137
                                                                                  ------------------------
                        Net combined long-term deferred tax liabilities
                                                                                 $    33,720         7,004
                                                                                  ========================


                                       56                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           In conjunction with the acquisition of the Cable Companies the Company incurred a net deferred income tax liability of $24,375,000 which is net of gross deferred tax assets of $23,253,000 and a valuation allowance of $8,129,000.

           The valuation allowance for deferred tax assets was $8,129,000, $225,000 and $425,000 as of December 31, 1996, 1995 and 1994,
           respectively.

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

           At December 31, 1996, the Company has tax net operating loss carryforwards of approximately $58,475,000 which will begin expiring in 2004 if not utilized. The Company's utilization of these carryforwards is subject to certain limitations pursuant to section 382 of the Internal Revenue Code. A valuation allowance of $8,129,000 was recognized to offset the deferred tax assets related to these carryforwards due to uncertainty regarding realizability. If realized, the tax benefit for the carryforwards offset by the valuation allowance will be applied to reduce goodwill and other non-current intangibles, and then applied to reduce income tax expense.

           The  Company's  U.S.  income  tax return  for 1993 was  selected  for examination by the Internal Revenue Service during 1995. The examination commenced during the fourth quarter of 1995 and was completed during the second quarter of 1996. The Company received a no change letter upon completion of the examination.

 (8)       Stockholders' Equity

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

           After the transaction described in Note 2, MCI owns a total of 8,251,509 shares of GCI's Class A and 1,275,791 shares of GCI's Class B common stock which on a fully diluted basis represented approximately 23 and 31 percent of the issued and outstanding shares of the respective class at December 31, 1996.

           After the transaction described in Note 2, the owners of the cable television properties acquired in 1996 own a total of 14,723,077 shares of GCI's Class A common stock which on a fully diluted basis represented approximately 40 percent of the issued and outstanding Class A common shares at December 31, 1996.

           Stock Warrants

           On May 18, 1994 an officer of the Company exercised warrants. In exchange for $114, the Company issued 160,297 and 74,028 shares of GCI Class A and Class B common stock, respectively.



                                       57                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

           Information  for the years  1994,  1995 and 1996 with  respect to the
           Plan follows:
                                                                                      Weighted
                                                                                       Average              Range of
                                                                                      Exercise              Exercise
                                                                   Shares               Price                Prices
                                                                ---------------      -------------        ---------------
                Outstanding at December 31, 1993                      1,823,658         $2.87             $0.75-$4.00
                                                                ---------------

                    Granted                                                 ---                           ---
                    Exercised                                          (72,459)         $2.39             $0.75-$3.00
                    Forfeited                                          (21,500)                           $4.00
                                                                ---------------

                Outstanding at December 31, 1994                      1,729,699         $2.88             $0.75-$4.00
                                                                ---------------


                                       58                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                    Granted                                             610,000                           $4.00
                    Exercised                                          (40,000)         $2.06             $1.87-$2.25
                    Forfeited                                          (11,500)                           $4.00
                                                                ---------------

                Outstanding at December 31, 1995                      2,288,199         $3.19             $0.75-$4.00
                                                                ---------------

                    Granted                                             321,000         $5.79             $3.75-$6.50
                    Exercised                                          (82,291)         $2.80             $0.75-$4.00
                    Forfeited                                          (79,785)         $3.11             $0.75-$4.50
                                                                ---------------

                Outstanding at December 31, 1996                      2,447,123         $3.54             $0.75-$6.50
                                                                ===============

                Available for grant at December 31, 1996                108,338
                                                                ===============

           The  options  expire at  various  dates  through  December  2006.  At
           December 31, 1996 and 1995, the weighted-average remaining contractual lives of options outstanding were 6.73 and 7.15 years, respectively.

           At December 31, 1996 and 1995, the number of options  exercisable was
           1,275,903  and  986,999,   respectively,   and  the  weighted-average
           exercise price of those options was $2.85 and $2.56, respectively.

           The per share weighted-average fair value of stock options granted during 1996 was $3.50 for compensatory options and $2.28 for non-compensatory options; for 1995, the per share weighted-average fair value of non-compensatory stock options granted was $1.62. The amounts were determined as of the options' grant dates using a qualified binomial option-pricing model with the following weighted-average assumptions: 1996 - risk-free interest rate of 6.3% and an expected life of 8 years; 1995 - risk-free interest rate of 6.25% and an expected life of 8 years.

           Had  compensation  cost for the  Company's  1995 and 1996  grants for stock-based  compensation plans been determined  consistent with SFAS
           123, the  Company's  net income and net income per common share would approximate the pro forma amounts below (in millions except per share data):
                                                                              As Reported       Pro Forma
                                                                              -----------       ---------
                      1995:
                      Net earnings                                              $7,502            $7,438
                      Net earnings per common share                             $0.31             $0.30

                      1996:
                      Net earnings                                              $7,462            $7,322
                      Net earnings per common share                             $0.27             $0.26

           Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not



                                       59                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

           Stock Options Not Pursuant to a Plan

           In June 1989, an officer was granted options to acquire 100,000 Class A common shares at $.75 per share. The options vested in equal annual increments over a five-year period and expire February, 1999.

           The Company entered into an incentive agreement in June 1989 with an officer providing for the acquisition of 85,190 remaining shares of Class A common stock of the Company for $.001 per share exercisable through June 16, 1997. The shares under the incentive agreement vested in equal annual increments over a three-year period.

           Class A Common Shares Held in Treasury

           The Company acquired 105,111 shares of its Class A common stock in 1989 for approximately $328,000 to fund a deferred bonus agreement with an officer of the Company. The agreement provides that the balance is payable after the later of a) termination of employment or
           b) six months after the effective date of the agreement. In September 1995 and July 1996, the Company acquired a total of 93,970 additional shares of Class A common stock for approximately $672,000 to fund additional deferred compensation agreements for two of its officers.

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

           GCI may match employee salary reductions and after tax contributions in any amount, elected by GCI each year, but not more than 10 percent of any one employee's compensation will be matched in any year. The combination of salary reductions, after tax contributions and GCI matching contributions cannot exceed 25 percent of any employee's compensation (determined after salary reduction) for any year. GCI's contributions vest over six years. Prior to July 1, 1995 employee and GCI contributions were invested in GCI common stock and employee contributions received up to 100% matching, as determined by the Company each year, in GCI common stock. Beginning July 1, 1995 employee contributions may be invested in GCI common stock, MCI common stock, Tele-Communications, Inc. common stock or various mutual funds. Such employee contributions invested in GCI common stock receive up to 100% matching, as determined by the Company each year, in GCI common stock. Employee contributions invested in other than GCI common stock receive up to 50% matching, as determined by the Company each year, in GCI common stock. The Company's matching contributions allocated to participant accounts totaled approximately $1,013,000, $864,000 and $792,000 for the years ended December 31,
           1996, 1995, and



                                       60                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           1994, respectively. The Plan may, at its discretion, purchase shares of common stock from the Company at market value or may purchase GCI common stock on the open market.

(9)        Industry Segments Data

            The  Company is engaged in the  provision  or sale of  services  and
            products   in  three   principal   industries:   (1)   long-distance
            telecommunication  services  ("long-distance  services"),  (2) cable television  services,  and,  on a  pre-operating  basis,  (3)  local telecommunication services ("local services").

                                                                                        December 31,
                                                                            -------------------------------------
                                                                               1996         1995         1994
                                                                            -------------------------------------
                                                                                   (Amounts in thousands)
                Net sales
                     Long-distance services                                $     155,419   129,279      116,981
                     Cable television services                                     9,475         0            0
                                                                            -------------------------------------
                        Total net sales                                    $     164,894   129,279      116,981
                                                                            =====================================

                Operating income
                     Long-distance services                                $      15,083    13,504       12,997
                     Cable television services                                     2,196         0            0
                     Local services                                                 (870)        0            0
                                                                            -------------------------------------
                        Total operating income                             $      16,409    13,504       12,997
                                                                            =====================================

                Identifiable assets
                     Long-distance services                                $     133,780    81,377       72,744
                     Cable television services                                    62,039         0            0
                                                                            -------------------------------------
                        Total identifiable assets                          $     195,819    81,377       72,744
                                                                            =====================================

                Capital expenditures
                     Long-distance services                                $      37,793     8,938       10,604
                     Cable television services                                       849         0            0
                                                                            -------------------------------------
                        Total capital expenditures                         $      38,642     8,938       10,604
                                                                            =====================================

                Depreciation and amortization expense
                     Long-distance services                                $       7,189     5,993        6,639
                     Cable television services                                     2,220         0            0
                                                                            -------------------------------------
                        Total depreciation and amortization expense        $       9,409     5,993        6,639
                                                                           =====================================

           Reclassifications have been made to 1995 and 1994 data to make them comparable with the 1996 presentation. Intersegment sales approximate market and are not significant. Identifiable assets are assets associated with a specific industry segment. Revenues derived from leasing operations are allocated to the message and data transmission services segment. Long-distance services includes equipment sales and service which were previously reported as a separate segment.

           The Company provides message telephone service to MCI and Sprint, major customers (see Note 10). The Company earned revenues pursuant to a contract with Sprint totaling approximately $18,781,000, $14,885,000 and $12,412,000 for the years ended December




                                       61                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           31, 1996, 1995 and 1994 respectively. Amounts receivable from Sprint totaled $1,683,000 and $2,362,000 at December 31, 1996 and 1995,
           respectively.

(10)       Related Party Transactions

           Pursuant to the terms of a contract with MCI, a major shareholder of the Company (see note 8), the Company earned revenues of approximately $29,208,000, $23,939,000 and $19,512,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Amounts receivable from MCI totaled $5,252,000 and $4,256,000 at December 31, 1996 and 1995, respectively. The Company paid MCI for distribution of its traffic in the lower 49 states totaling approximately $12,224,000, $12,556,000 and $10,252,000 for the years ended December
           31, 1996, 1995 and 1994, respectively.

           The Company entered into a long-term capital lease agreement in 1991 with the wife of the Company's president for property occupied by the Company. The lease is guaranteed by the Company. The lease term is 15 years with monthly payments increasing in $800 increments at each two year anniversary of the lease. Monthly lease costs will increase to $16,800 effective October 1997. If the owner sells the premises prior to the end of the tenth year of the lease, the owner will rebate to the Company one-half of the net sales price received in excess of $900,000. If the property is not sold prior to the tenth year of the lease, the owner will pay the Company the greater of one-half of the appreciated value of the property over $900,000, or $500,000. The leased asset was capitalized in 1991 at the owner's cost of $900,000 and the related obligation was recorded in the accompanying financial statements.

           The Cable Company is a party to a Management Agreement with Prime II Management, L.P. ("PMLP"). Certain of the Prime sellers are affiliated with PMLP. The Management Agreement expires on October 31, 2005, however, it will be terminated earlier upon loss of a license to operate the systems, sale of the systems, breach of contract, or upon exercise of an option to terminate the Management Agreement by PMLP or GCI Cable any time after October 31, 1998. Under the terms of the Management Agreement, PMLP manages the operations of the acquired cable television systems for fees of $1,000,000 in the first year, $750,000 in the second year, and $500,000 thereafter (unless the agreement is terminated as outlined above) and reimbursement for certain expenses. The fees and reimbursed expenses are payable on a monthly basis. Under the terms of the bank loan agreement (Note 6), the Cable Company must defer payment of management fees if it fails to meet certain financial ratio covenants. Any deferred fees bear interest at a rate of 17.5% per annum. In connection with the agreement, the Cable Company incurred approximately $197,000 in management fees and reimbursable expenses for the period ended December 31, 1996.

(11)       Leases

           The Company leases business offices, has entered into site lease agreements and uses certain equipment and satellite transponder capacity pursuant to operating lease arrangements. Rental costs under such arrangements amounted to approximately $7,364,000, $4,353,000 and $4,258,000 for the years ended December 31, 1996, 1995 and 1994, respectively.



                                       62                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           A summary  of future  minimum  lease  payments  for all  leases as of
           December 31, 1996 follows:
                 Year ending December 31:                                        Operating        Capital
                 ------------------------                                      ------------------------------
                                                                                   (Amounts in thousands)
                             1997                                             $       10,772             194
                             1998                                                      8,211             202
                             1999                                                      4,990             204
                             2000                                                      3,283             211
                             2001                                                      1,870             214
                             2002 and thereafter                                       2,568           1,265
                                                                               -----------------------------
                             Total minimum lease payments                     $       31,694           2,290
                                                                               ==============
                             Less amount representing interest                                        (1,544)
                     Less current maturities of obligations under
                        capital leases                                                                   (71)
                                                                                              ---------------
                     Subtotal - long-term obligations under capital
                        leases                                                                           675
                     Less long-term obligations under capital leases
                        due to related parties, excluding current
                        maturities                                                                      (675)
                                                                                              ---------------
                     Long-term obligations under capital leases,
                        excluding current maturities                                         $             0
                                                                                              ===============

           The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets.

           It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

(12)       Disclosure about Fair Value of Financial Instruments

           Statement of Financial Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107") requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. SFAS No. 107 specifically excludes certain items from its disclosure requirements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at December 31, 1996 and 1995 for the Company's financial assets and liabilities approximate their fair values.

(13)       Commitments and Contingencies

           Deferred Compensation Plan

           During 1995, the Company adopted a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. The Company may, at its discretion, contribute matching deferrals equal to the rate of matching selected by the Company. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year



                                       63                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of the Company with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled $222,000 and $340,000 as of December 31, 1996 and 1995, respectively.

           Satellite Transponders

           The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The balance payable upon expected delivery of the transponders in 1998 is dependent upon a number of factors. The Company does not expect the remaining balance payable at delivery to exceed $41 million.

           Self-Insurance

           The Company is self-insured for losses and liabilities related primarily to health and welfare claims up to predetermined amounts above which third party insurance applies. A reserve of $450,000 was recorded at December 31, 1996 to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserve. While management uses what it believes is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

           Litigation

           The Company is involved in various lawsuits and legal proceedings which have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position of the Company.

           Cable Service Rate Reregulation

           Beginning in April 1993, the Federal Communications Commission ("FCC") adopted regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 ("The Cable Act of 1992"). Included are rules governing rates charged by cable operators for the basic service tier, the installation, lease and maintenance of equipment (such as converter boxes and remote control units) used by subscribers to receive this tier and for cable programming services other than programming offered on a per-channel or per-program basis (the "regulated services"). Generally, the regulations require affected cable systems to charge rates for regulated services that have been reduced to prescribed benchmark levels, or alternatively, to support rates using costs-of-service methodology.

           The regulated services rates charged by the Company may be reviewed by the State of Alaska, operating through the Alaska Public Utilities Commission ("APUC") for basic service, or by the FCC for cable programming service. Refund liability for basic service rates is limited to a one year period. Refund liability for cable programming service rates may be calculated from the date a complaint is filed with the FCC until the rate reduction is implemented.


                                       64                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           In order for the State of Alaska to exercise rate regulation authority over the Company's basic service rates, 25% of a systems' subscribers must request such regulation by filing a petition with the APUC. At December 31, 1996, the State of Alaska has rate regulation authority over the Juneau system's basic service rates. (The Juneau system serves 9% of the Company's total basic service subscribers at December 31, 1996.) Juneau's current rates have been approved by the APUC and there are no other pending filings with the APUC, therefore, there is no refund liability for basic service at this time.

           Complaints by subscribers relating to cable programming service rates were filed with, and accepted by, the FCC for certain franchise areas, however, PCOA's filings made in response to those complaints related to the period prior to July 15, 1994 were approved by the FCC. Therefore, the potential liability for cable programming service refunds would be limited to the period subsequent to July 15, 1994 for these areas. Management of the Company believes that it has complied in all material respects with the provisions of the FCC rules and regulations and that the Company is, therefore, not liable for any refunds. Accordingly, no provision has been made in the financial statements for any potential refunds. The FCC rules and regulations are, however, subject to judgmental interpretations, and the impact of potential rate changes or refunds ordered by the FCC could cause the Company to make refunds and/or to be in default of certain debt covenants.

           In February 1996, a telecommunications bill was signed into federal law which impacts the cable industry. Most notably, the bill allows cable system operators to provide telephony services, allows telephone companies to offer video services, and provides for deregulation of cable programming service rates by 1999. Management of the Company believes the bill will not have a significant adverse impact on the financial position or results of operations of the Company.

(14)       Supplementary Financial Data

           The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1996 and 1995.

           (Amounts in thousands, except per share amounts)
                                                 First         Second           Third          Fourth         Total
               1996                             Quarter        Quarter         Quarter         Quarter         Year
               ----                             -------        -------         -------         -------         ----
               Total revenues                   $37,969         37,199          38,664          51,062        164,894
               Net earnings                      $2,137          2,150           2,140           1,035          7,462
               Net earnings per share             $0.09           0.09            0.09            0.00           0.27

                                                 First         Second           Third          Fourth         Total
               1995                             Quarter        Quarter         Quarter         Quarter         Year
               ----                             -------        -------         -------         -------         ----
               Total revenues                   $29,693         31,860          33,363          34,363        129,279
               Net earnings                      $1,607          1,836           2,252           1,807          7,502
               Net earnings per share             $0.07           0.08            0.09            0.07           0.31




                                       65                           (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(15)       Supplemental financial information

           (Amounts in thousands)

                                                                     1996                           1995         1994
                                               ---------------------------------------------------------------------------
                                                   Long-                                            Long-        Long-
                                                 Distance      Cable       Local    Combined       Distance     Distance
                                               ---------------------------------------------------------------------------
Revenues:
  Telecommunication revenues                  $   155,419            0         0     155,419        129,279      116,981
  Cable television revenues                             0        9,475         0       9,475              0            0
                                               ---------------------------------------------------------------------------
     Total revenues                               155,419        9,475         0     164,894        129,279      116,981
Cost of sales and services:
  Distributions costs and costs of services        90,597            0         0      90,597         72,091       63,877
  Programming and copyright costs                       0        2,067         0       2,067              0            0
                                               ---------------------------------------------------------------------------
     Total cost of sales and services              90,597        2,067         0      92,664         72,091       63,877
Selling, general and administrative expenses:
  Operating and engineering                         9,095            0        92       9,187          9,182        7,607
  Cable television, including
      management fees of $197                           0        2,992         0       2,991              0            0
  Sales and communications                         13,013            0        28      13,041          9,865        7,040
  General and administrative                       17,349            0       316      17,666         15,645       16,658
  Legal and regulatory                              1,357            0       434       1,791          1,540        1,334
  Bad debts                                         1,736            0         0       1,736          1,459          829
Depreciation and amortization                       7,189        2,220         0       9,409          5,993        6,639
                                               ---------------------------------------------------------------------------

Operating income (loss)                       $    15,083        2,196     ( 870)     16,409         13,504       12,997
                                               ===========================================================================

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                     PART IV



Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                              Page No.
                                                                                                              --------
      (a)(l)  Consolidated Financial Statements

           Included in Part II of this Report:

                  Independent Auditors' Reports                                                                36 -- 37

                  Consolidated Balance Sheets, December 31, 1996 and 1995                                      38 -- 39


                  Consolidated Statements of Operations,
                     Years ended December 31, 1996, 1995 and 1994                                              40


                  Consolidated Statements of Stockholders' Equity,
                     Years ended December 31, 1996, 1995 and 1994                                              41


                  Consolidated Statements of Cash Flows,
                     Years ended December 31, 1996, 1995 and 1994                                              42


                  Notes to Consolidated Financial Statements                                                   43 -- 66


      (a)(2)  Consolidated Financial Statement Schedules

           Included in Part IV of this Report:

                  Independent Auditors' Report                                                                 75

                  Schedule VIII - Valuation and Qualifying Accounts,
                     Years ended December 31, 1996, 1995 and 1994                                              76

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

               4 -  Instruments defining the rights of security holders:

                    Registration Rights Agreement, dated as of January 18, 1991, between General Communication, Inc. and WestMarc Communications, Inc.
                    Incorporated  herein by  reference to the  Company's  Annual
                         Report on Form  10-K for the year  ended  December  31,
                         1990.
                    Employee  stock  option  agreements  issued  to  individuals
                         Spradling, O'Hara, Strid, Behnke, Lewkowski and Snyder.
                    Incorporated  herein by  reference to the  Company's  Annual
                         Report on Form  10-K for the year  ended  December  31,
                         1991.
                    Lease agreement between GCI Communication Services, Inc. and
                         National Bank of Alaska Leasing Corporation dated January 15, 1992.
                    Incorporated  herein by  reference to the  Company's  Annual
                         Report on Form  10-K for the year  ended  December  31,
                         1992.
                    Stock Purchase  Agreement  between  MCI   Telecommunications
                         Corporation and General Communication, Inc. dated March 31, 1993.
                    Incorporated  herein by reference to the  Company's  Current
                         Report on Form 8-K dated June 4, 1993.
                    Stock Purchase  Agreement, dated as of  September  13, 1996, between General Communication, Inc. and MCI Telecommunications Corporation.
                    Voting Agreement,  dated  October 31,  1996,  among Prime II
                         Management, L.P., as agent for the Prime Sellers, MCI Telecommunications Corporation, Ronald A. Duncan, Robert M.
                         Walp, and TCI GCI, Inc. (6)
                    Registration  Rights  Agreement,  dated  October  31,  1996, between General Communication, Inc. and the Prime Sellers.

------------------------
6 Included as an exhibit to the Prime Purchase Agreement filed with the Company's S-4 Registration Statement dated October 4, 1996.

                    Registration  Rights  Agreement,  dated  October  31,  1996, between General Communication, Inc., and Alaskan Cable Network/Fairbanks, Inc. ("ACNFI"), Alaskan Cable Network/Juneau, Inc. ("ACNJI"), Alaskan Cable Network/Ketchikan-Sitka, Inc. ("ACNKSI") and Jack Kent Cooke, Inc. (7)
                    Registration  Rights  Agreement,  dated  October  31,  1996, between General Communication, Inc., and the owners of Alaska Cablevision, Inc. (8)
                    All of the above incorporated herein by reference to the Company's Form S-4 Registration Statement dated October 4, 1996.

               10 - Material Contracts:

                    Westin Building Lease
                    Incorporated   herein   by   reference   to  the   Company's
                         Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986.
                    Duncan and Hughes Deferred Bonus Agreements
                    Incorporated  herein by  reference to the  Company's  Annual
                         Report on Form  10-K for the year  ended  December  31,
                         1989.
                    Order approving Application  for  a  Certificate  of  Public
                         Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska.
                    Incorporated  herein by  reference to the  Company's  Annual
                         Report on Form 10-K dated December 31, 1991.
                    1986 Stock Option Plan, as amended
                    Loan agreement  between  National  Bank  of  Alaska  and GCI
                         Leasing Co., Inc. dated December 31, 1992.
                    Pledge and  Security  Agreement  between  National  Bank  of
                         Alaska and GCI Communication Services, Inc. dated December 31, 1992.
                    Lease Agreement between MCI  Telecommunications  Corporation and GCI Leasing Co., Inc. dated December 31, 1992.
                    Sublease    Agreement    between   MCI    Telecommunications
                         Corporation and General Communication, Inc. dated December 31, 1992.
                    Financial     Assistance      Agreement      between     MCI
                         Telecommunications Corporation and GCI Leasing Co., Inc. dated December 31, 1992.
                    All of the above incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
                    Letter of intent between MCI Telecommunications  Corporation and General  Communication,  Inc.  dated  December  31,
                         1992.
                    Incorporated  herein by reference to the  Company's  Current
                         Report on Form 8-K dated January 13, 1993.
                    MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993.
                    Contract for Alaska Access  Services  Agreement  between MCI
                         Telecommunications Corporation and General Communication, Inc. dated January 1, 1993.
                    All of the above incorporated herein by reference to the Company's Current Report on Form 8-K dated June 4, 1993.
                    Promissory Note  Agreement  between  General  Communication,
                         Inc. and Ronald A. Duncan, dated August 13, 1993.
                    Deferred    Compensation     Agreement    between    General
                         Communication, Inc. and Ronald A. Duncan, dated August 13, 1993.



------------------------
7 Included as an exhibit to the Alaskan Cable Network  Purchase  Agreement filed with the Company's S-4 Registration Statement dated October 4, 1996.
8 Included as an exhibit to the Alaska Cablevision Purchase Agreement filed with the Company's S-4 Registration Statement dated October 4, 1996.

                    Pledge Agreement  between  General  Communication,  Inc. and
                         Ronald A. Duncan, dated August 13, 1993.
                    All of the above incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
                    Revised Qualified  Employee  Stock  Purchase Plan of General
                         Communication, Inc.
                    Summary Plan Description pertaining to the Revised Qualified
                         Employee Stock Purchase Plan of General Communication, Inc.
                    All of the above incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
                    The GCI Special Non-Qualified Deferred Compensation Plan Transponder Purchase Agreement for Galaxy X between Hughes
                         Communications Galaxy, Inc. and GCI Communication Corp.
                    Equipment  Purchase   Agreement  between  GCI  Communication
                         Corporation and Scientific-Atlanta, Inc.
                    All of the above incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
                    Management Agreement, between Prime II Management, L.P., and
                       GCI Cable, Inc., dated October 31, 1996. (9)
                    Securities  Purchase and Sale Agreement,  dated May 2, 1996, among General Communication, Inc., and the Prime Sellers.
                    Agreement and Plan of Merger of ACI with and into GCI Cable,
                       Inc., dated October 31, 1996.
                    Certificate  of  Merger  Merging  ACI into GCI  Cable,  Inc.
                         (filed in Delaware on October 31, 1996).
                    Articles of Merger  between GCI Cable,  Inc., and ACI (filed in Delaware on October 31, 1996).
                    Agreement  and  Plan of  Merger  of PCFI   with and into GCI
                       Cable, Inc., dated October 31, 1996.
                    Certificate  of Merger  Merging  PCFI into GCI  Cable,  Inc.
                       (filed in Delaware on October 31, 1996).
                    Articles of Merger between GCI Cable and PCFI (for filing in
                       Alaska) Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI.
                    Asset Purchase Agreement,  dated May 10, 1996, among General
                       Communication, Inc., and Alaska Cablevision, Inc.
                    Asset Purchase Agreement,  dated May 10, 1996, among General
                       Communication, Inc., and McCaw/Rock Homer Cable System, J.V.
                    Asset  Purchase  Agreement,  dated  May  10,  1996,  between
                       General Communication, Inc., and McCaw/Rock Seward Cable System, J.V.
                    Allof the  above  incorporated  herein by  reference  to the
                       Company's Form S-4 Registration Statement dated October 4, 1996.
                    Amendment No. 1 to Securities  Purchase and Sale  Agreement,
                       dated October 31, 1996, among General Communication, Inc., and the Prime Sellers Agent.
                    First  Amendment to Asset Purchase Agreement,  dated October
                       30, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI.
                    Third  Amended and Restated  Credit  Agreement,  dated as of
                       October 31, 1996, between GCI Communication Corp., and NationsBank of Texas, N.A.



------------------------
9 Included as an exhibit to the Prime Purchase Agreement filed with the Company's S-4 Registration Statement dated October 4, 1996.

                    Loan  Agreement   among  GCI  Cable,   Inc.,   as  Borrower;
                       Toronto-Dominion (Texas), Inc., et al., as of October 31, 1996.
                    Allof the  above  incorporated  herein by  reference  to the
                       Company's Current Report on Form 8-K dated November 13, 1996.
               Licenses:

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

               21 - Subsidiary of Registrant:
                    GCI Communication Corp.
                    State of Incorporation:  Alaska

                    Subsidiary of Registrant:
                    GCI Communication Services, Inc.
                    State of Incorporation:  Alaska

                    Subsidiary of Subsidiary of Registrant:
                    GCI Leasing Co., Inc.
                    State of Incorporation:  Alaska

               21.1 Subsidiary of Registrant:
                    GCI Cable, Inc.
                    State of Incorporation:  Alaska

               21.2 Subsidiary of Subsidiary of Registrant:
                    GCI Cable / Fairbanks, Inc.
                    State of Incorporation:  Alaska

               21.3 Subsidiary of Subsidiary of Registrant:
                    GCI Cable / Juneau, Inc.
                    State of Incorporation:  Alaska

               21.4 Subsidiary of Subsidiary of Registrant:
                    GCI Cable Holdings, Inc.
                    State of Incorporation:  Alaska

               23.1 Consents of experts

               27 - Financial Data Schedule

               99 - Additional Exhibits:
                    The Articles of Incorporation of GCI Communication Corp.
                    The By-laws of GCI Communication Corp.
                    All of the above incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1990
                    The By-laws of GCI Communication Services, Inc.
                    The  Articles   of   Incorporation   of  GCI   Communication
                         Services, Inc.
                    The By-laws of GCI Leasing Co., Inc.
                    The Articles of Incorporation of GCI Leasing Co., Inc.
                    All of the above incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

               99.1   The By-laws of GCI Cable, Inc.
               99.2   The Articles of Incorporation of GCI Cable, Inc.
               99.3   The By-laws of GCI Cable / Fairbanks, Inc.
               99.4   The  Articles of  Incorporation  of GCI Cable / Fairbanks,
                      Inc.
               99.5   The By-laws of GCI Cable / Juneau, Inc.
               99.6   The Articles of Incorporation of GCI Cable / Juneau, Inc.
               99.7   The By-laws of GCI Cable Holdings, Inc.
               99.8   The Articles of Incorporation of GCI Cable Holdings, Inc.

      (c)  Reports on Form 8-K

           Form 8-K filed with the Securities and Exchange Commission on November 13, 1996 describing the Company's closing as of October 31, 1996 of the following purchase and acquisition transactions and certain other related agreements: (1) Prime Securities Purchase and Sale Agreement; (2) the Alaskan Cable Purchase Agreement; (3) Alaska Cablevision Asset Purchase Agreement; (4) McCaw/Rock Homer Asset Purchase Agreement; (5) McCaw/Rock Seward Asset Purchase Agreement; and (6) MCI Stock Purchase Agreement. The transactions include other agreements entered into as of the closing date or otherwise implemented as of that date and a new voting agreement entered into between certain holders of Class A and Class B common stock. Through the transactions the Company acquired interests in seven cable companies providing services in Alaska

           As part of the consideration for the acquisition of Prime Cable of Alaska, L.P. and Alaskan Cable Companies, the Company, as of the closing date, issued and sold 14,723,077 shares of Company Class A common stock which was divided between those companies for further distribution to their respective security holders and subject to share holdback. Through the MCI Stock Purchase Agreement the Company issued, as of the closing date, 2 million shares of Company Class A common stock. The transactions were approved by the shareholders of the Company at its annual meeting held on October 17, 1996. The security holders of each of the Cable Companies approved the transaction corresponding to their respective Cable Companies or otherwise consented to the transactions on or prior to October 30, 1996.

           Portions of the Company Stock were held back as of the closing date for deposit in escrow with third-party escrow agents to secure each party's corresponding indemnification for breaches of representations, warranties and covenants. If no breach of the corresponding purchase agreement occurs the escrowed shares will be released to the party which deposited them into the corresponding escrow, effective 180 days after the closing date. A portion of the Prime Company Shares are subject to other escrow and holdback conditions.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
General Communication, Inc.:


Under date of February 21, 1997, we reported on the consolidated balance sheets of General Communication, Inc. and Subsidiaries ("Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in the Company's 1996 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the consolidated financial statements, which is listed in the index in Item 14(a)(2) of the Company's 1996 Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.




                                                KPMG PEAT MARWICK LLP





Anchorage, Alaska
February 21, 1997

                                  Schedule VIII


                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1996, 1995 and 1994


                                                                             Additions         Deductions
                                                                       --------------------    -----------
                                                         Balance at     Charged                 Write-offs      Balance
                                                          beginning    to profit                  net of        at end
                    Description                            of year     and loss       Other     recoveries      of year
--------------------------------------------               -------     --------       -----     ----------      -------
                                                                             (Amounts in thousands)
Year ended December 31, 1996:
 Allowance for doubtful
  receivables                                              $  295        1,736         354  (1)      1,788         597
                                                            =====        =====       =====          ======       =====


Year ended December 31, 1995:
 Allowance for doubtful
  receivables                                              $  409        1,459         ---           1,573         295
                                                            =====       ======       =====          ======       =====

Year ended December 31, 1994:
 Allowance for doubtful
  receivables                                              $  721          829         ---           1,141         409
                                                            =====       ======       =====          ======       =====

(1) Allowance for doubtful receivables acquired pursuant to the Cable Company acquisitions described in footnote (2) to the Company's consolidated financial statements.

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

      Date:  March 28, 1997

      Pursuant to the requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities and on the date indicated.
             Signature                                Title                                          Date
      -------------------------                   ----------------------------                   -----------------
      /s/ Carter F. Page                          Chairman of Board                              March 28, 1997
      Carter F. Page                                 and Director

      /s/ Robert M. Walp                          Vice Chairman of Board and                     March 28, 1997
      Robert M. Walp                                 Director

      /s/ Ronald A. Duncan                        President and Director,                        March 28, 1997
      Ronald A. Duncan                               (Chief Executive Officer)

                                                  Director
      Donne F. Fisher

                                                  Director
      Jeffery C. Garvey

      /s/ John W. Gerdelman                       Director                                       March 28, 1997
      John W. Gerdelman

                                                  Director
      William P. Glasgow

      /s/ Donald Lynch                            Director                                       March 28, 1997
      Donald Lynch

                                                  Director
      Larry E. Romrell

      /s/ James M. Schneider                      Director                                       March 25, 1997
      James M. Schneider

                                   (Continued)

SIGNATURES
(Continued)

             Signature                                Title                                          Date
      -------------------------                   ----------------------------                   -----------------

      /s/ John M. Lowber                          Senior Vice President, Chief                   March 28, 1997
      John M. Lowber                                 Financial Officer, Secretary
                                                     and Treasurer

      /s/ Alfred J. Walker                        Vice President and Chief                       March 28, 1997
      Alfred J. Walker                               Accounting Officer