Form 10-K/A
period 1996-12-31
GENERAL COMMUNICATION INC
filed 1997-04-30
CIK 808461

As filed with the Securities and Exchange Commission on April 30, 1997.

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from ............... to .............

                         Commission file number 0-15279

                           GENERAL COMMUNICATION, INC.
             (Exact name of registrant as specified in its charter)

            Alaska                                               92-0072737
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

             2550 Denali Street, Suite 1000, Anchorage, Alaska 99503
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (907) 265-5600

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

          Class A common stock                        Class B common stock
            (Title of class)                            (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading on February 28, 1997 was approximately $111,240,000.

            The number of shares outstanding of the registrant's common stock as of March 21, 1997, was:

                  Class A common stock - 38,159,299 shares; and
                    Class B common stock - 4,071,659 shares.
===============================================================================

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following table sets forth certain information about each of the directors and executive officers of General Communication, Inc. (the "Company") as of April 30, 1997. The Company's board of directors (the "Board") currently consists of ten directors, divided into three classes of directors serving staggered three-year terms. The executive officers serve at the pleasure of the Board.

           Name                                   Age              Position
           ----                                   ---              --------
           Carter F. Page(1)(2)                    65         Chairman, Director

           Ronald A. Duncan(1)                     44         President, Chief Executive Officer and
                                                              Director

           Robert M. Walp(1)                       69         Vice Chairman and Director

           John M. Lowber(2)                       47         Senior Vice President, Chief Financial
                                                              Officer, Secretary and Treasurer

           G. Wilson Hughes                        51         Executive Vice President and General Manager

           William C. Behnke                       39         Senior Vice President Marketing and Sales

           Richard P. Dowling                      53         Senior Vice President Corporate Development

           Dana L. Tindall                         35         Senior Vice President Regulatory Affairs

           Donne F. Fisher(1)(2)                   58         Director

           Jeffery C. Garvey(1)                    48         Director

           John W. Gerdelman(1)                    44         Director

           William P. Glasgow(1)                   38         Director

           Donald Lynch(1)                         49         Director

           Larry E. Romrell(1)                     57         Director

           James M. Schneider(1)                   44         Director



------------

(1)      Member of Audit Committee and Compensation Committee.
(2)      Member of Finance Committee.

         Carter F. Page. Mr. Page has served as Chairman and director of the Company since 1980. His term as director expires in 1999. From December 1987 to December 1989, he served as a consultant to WestMarc Communications, Inc. ("WestMarc") in matters related to the Company. Mr. Page served as President and director of WestMarc from 1972 to December 1987. Since then and to the present, he has been managing general partner of Semaphore Partners, a general partnership and investment vehicle in the communications industry.

         Ronald A. Duncan. Mr. Duncan is a co-founder of the Company and has been a director since 1979. His term as director expires in 1997. Mr. Duncan is his own nominee to the Board pursuant to the Voting Agreement among certain shareholders of the Company that was entered into on October 31, 1996 (the "Voting Agreement"). Mr. Duncan has served as President and Chief Executive Officer of the Company since January 1, 1989. From 1979 through December 1988 he was the Executive Vice President of the Company.

         Robert M. Walp. Mr. Walp is a co-founder of the Company. He has been a director of the Company since 1979, has served as Vice Chairman of the Company since January 1, 1989 and is also an employee of the Company. Mr. Walp is his own nominee to the Board pursuant to the Voting Agreement. His term as director expires in 1999. From 1979 through 1988, Mr. Walp served as President and Chief Executive Officer of the Company.

         John M. Lowber. Mr. Lowber has served as Chief Financial Officer of the Company since January 1987, as Secretary and Treasurer since July 1988 and as Senior Vice President-Administration since December 1989. Mr. Lowber was Vice President-Administration for the Company from 1985 to December 1989. Prior to joining the Company, Mr. Lowber was a senior manager at KPMG Peat Marwick.

         G. Wilson Hughes. Mr. Hughes has served as Executive Vice President and General Manager of the Company since June 1991. Mr. Hughes was President and a member of the board of directors of Northern Air Cargo, Inc. from March 1989 to June 1991. From June 1984 to December 1988 he was President and a member of the board of directors of Enserch Alaska Services, Inc.

         William C. Behnke. Mr. Behnke has served as Senior Vice President-Marketing and Sales for the Company since January 1994. Mr. Behnke was Vice President of the Company and President of GCI Network Systems, Inc., a former subsidiary of the Company, from February 1992 to January 1994. From June 1989 to February 1992 he was Vice President of the

Company and General Manager of GCI Network Systems, Inc. From August 1984 to June 1989 Mr. Behnke was Senior Vice President for TransAlaska Data Systems, Inc.

         Richard P. Dowling. Mr. Dowling has served as Senior Vice President-Corporate Development for the Company since December 1990. Mr. Dowling was Senior Vice President-Operations and Engineering for the Company from December 1989 to December 1990. From 1981 to December 1989 he served as Vice President-Operations and Engineering for the Company.

         Dana  L.   Tindall.   Ms.   Tindall   has   served   as   Senior   Vice
President-Regulatory Affairs since January 1994. Ms. Tindall was Vice President-Regulatory Affairs for the Company from January 1991 to January 1994. From October 1989 through December 1990, Ms. Tindall was Director of Regulatory Affairs for the Company and she served as Manager of Regulatory Affairs for the Company from 1985 to October 1989. In addition, Ms. Tindall was an adjunct professor of Telecommunications Economics at Alaska Pacific University from September through December 1995.

         Donne F. Fisher. Mr. Fisher has served as a director of the Company since 1980 and is one of Tele-Communication's ("TCI") nominees to the Board pursuant to the Voting Agreement. His term as director expires in 1998. Mr. Fisher has been a consultant to TCI since January 1996 and a director of TCI since 1980. From 1982 until 1996, he held various executive officer positions with TCI and its subsidiaries. Mr. Fisher serves on the boards of directors of most of TCI's subsidiaries and the boards of directors of DMX, Inc. and United Video Satellite Group, Inc. Mr. Fisher also acts as executor of the estate of Mr. Bob Magness, one of the Company's principal shareholders.

         Jeffery C. Garvey. Mr. Garvey has served as a director of the Company since his appointment by the Board in December 1996 to fill a new seat created in the expansion of the Board from seven to ten members and is one of Prime Cable of Alaska, L.P.'s ("Prime") nominees to the Board pursuant to the Voting Agreement. His term as director expires this year. Since June 1989 Mr. Garvey has been General Partner of Austin Ventures, L.P. ("Austin Ventures"), a shareholder of Alaska Cable, Inc. (one of the entities merged into a subsidiary of the Company as a part of the acquisition by the Company effective October 31, 1996 of cable television systems (the "Cable Systems") throughout Alaska from several unrelated sellers). Mr. Garvey joined Austin Ventures in 1979, and prior to that he was Senior Vice President in charge of the National and Specialized Lending Divisions of PNC Bank (formerly Provident National Bank) in Philadelphia, Pennsylvania. From 1971 to 1976 he held several positions with Pittsburgh National Bank focusing on broadcast communications.

         John W. Gerdelman. Mr. Gerdelman has served as a director of the Company since July 1994 and is one of MCI Telecommunications Corp.'s ("MCI") nominees to the Board pursuant to the Voting Agreement. His term as director expires in 1999. Mr. Gerdelman has been President, Network Services, for MCI, a wholly-owned subsidiary of MCI Communications Corporation, since September 1994. He was Senior Vice President for MCI from July 1992 to September 1994. From July 1989 to July 1992 Mr. Gerdelman was President of MCI Services, Inc., a subsidiary of MCI.

         William P. Glasgow. Mr. Glasgow has served as a director of the Company since his appointment by the Board in December 1996 to fill a new seat created in the expansion of the Board from seven to ten members and is one of Prime's nominees to the Board pursuant to the Voting Agreement. His term as director expires in 1998. Mr. Glasgow has been President of Prime II Management, Inc., a Delaware corporation, and sole general partner of Prime II Management, L.P. ("Prime Management") since July 1996. Mr. Glasgow was President of Prime Cable Fund I, Inc., a Delaware corporation and the sole general partner of Prime from July 1996 to the merger of the corporation with a subsidiary of the Company as a part of the acquisition of the Cable Systems. Prior to that he was Senior Vice President-Finance of both corporations from September 1991 and Vice President-Finance of Prime Cable Fund I, Inc. from February 1989 to September 1991. Mr. Glasgow joined Prime Cable Corp. (an affiliate of Prime II Management, Inc.) in 1983 and served in various capacities until that corporation was liquidated in 1987.

         Donald Lynch. Mr. Lynch has served as a director of the Company since his appointment by the Board in December 1996 to fill a new seat created in the expansion of the Board from seven to ten members and is one of MCI's nominees to the Board pursuant to the Voting Agreement. His term as director expires in 1997. Mr. Lynch is a Senior Vice President of MCI and has been with MCI for over 15 years in various executive positions.

         Larry E. Romrell. Mr. Romrell has served as a director of the Company since 1980 and is one of TCI's nominees to the Board pursuant to the Voting Agreement. His term as director expires in 1997. Since 1994, Mr. Romrell has been an Executive Vice President of TCI and the President and a director of TCI Technology Ventures, Inc. From 1991 to 1994, Mr. Romrell was a Senior Vice President of TCI. Mr. Romrell is also a director of Teleport Communications Group, Inc. and of United Video Satellite Group. He serves on the compensation committee of United Video Satellite Group.

         James M. Schneider. Mr. Schneider has served as a director of the Company since July 1994. His term as director expires in 1998. Mr. Schneider has been the Vice President Finance for Dell Computer Corporation since September 1996. Prior to that he was Senior Vice President Finance for MCI Communications Corporation in Washington, D.C. since September 1993. Mr. Schneider was with the accounting firm of Price Waterhouse from 1973 to September 1993 and was a partner in that firm from October 1983 to September 1993.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation

         The following table sets forth certain information concerning the cash and non-cash compensation earned during fiscal years 1994, 1995 and 1996 by the Company's Chief Executive Officer and by each of the four other most highly compensated executive officers of the Company or its subsidiaries whose individual combined salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1996 (collectively, the "Named Executive Officers").

                                        SUMMARY COMPENSATION TABLE

                                                                                 Long Term
                                                                                Compensation
                                          Annual Compensation                      Awards
                           ------------------------------------------------   ---------------
                                                                  Other
                                                                  Annual         Securities    All Other
Name and                                                        Compensa-        Underlying    Compensa-
Principal Position             Year     Salary($)    Bonus($)    tion($)        Options (#)   tion ($)(1)(2)
------------------             ----     ---------    --------    -------        -----------   --------------

Ronald A. Duncan               1996      120,000(3)      3,000       -0-               -0-         178,633
   President and Chief         1995      119,550(4)        -0-       -0-               -0-         159,206
   Executive Officer           1994       89,550(4)     99,960       -0-               -0-         121,747


William C. Behnke              1996         110,000      5,363       -0-               -0-          22,066
   Senior Vice President,      1995         110,002        -0-       -0-            50,000          20,066
   Marketing and Sales         1994         109,168    136,194       -0-               -0-              66


G. Wilson Hughes               1996         150,000      6,040       -0-               -0-         100,920
   Executive Vice President    1995         150,002        -0-       -0-           260,000          91,046
   and General Manager         1994         150,003     89,698       -0-               -0-          75,686


John M. Lowber                 1996         125,000      5,860       -0-               -0-          78,842
   Senior Vice President,      1995         125,000        -0-       -0-           100,000          80,321
   Administration, Chief       1994         125,514    117,757       -0-               -0-          77,814
   Financial Officer,
   Secretary/Treasurer


Dana L. Tindall                1996         110,000     34,630       -0-               -0-          10,203
   Senior Vice President,      1995         103,699     24,000       -0-               -0-          14,949
   Regulatory Affairs          1994          93,555     99,082       -0-               -0-          63,241(5)

-------------

(1) The amounts reflected in this column include accruals under deferred compensation agreements between the Company and the named individuals as follows: Mr. Duncan, $161,551, $144,470 and $110,425 in 1996, 1995
         and 1994, respectively; Mr. Behnke, $22,000 and $20,000 in 1996 and 1995, respectively; Mr. Hughes, $85,128, $74,741 and $59,843 in 1996,
         1995 and 1994, respectively and Mr. Lowber, $65,000 in each of 1996, 1995 and 1994. See "Employment and Deferred Compensation Agreements."

(2) The amounts reflected in this column also include matching contributions by the Company under the Company's Employee Stock Purchase Plan (described below under the heading "Stock Purchase Plan") as follows: Mr. Duncan, $15,000, $10,756, and $9,240 in


         1996, 1995 and 1994,  respectively;  Mr. Hughes, $14,475,  $12,750, and
         $15,000 in 1996,  1995 and 1994,  respectively;  Mr.  Lowber,  $12,857,
         $12,852,  and  $11,844 in 1996,  1995 and 1994,  respectively;  and Ms.
         Tindall,  $10,137,  $12,802,  and  $13,190  in  1996,  1995  and  1994,
         respectively. Amounts shown for Mr. Duncan include premiums of $82 under a term life insurance policy paid in each of 1996, 1995 and 1994; $2,000 paid to Mr. Duncan in each of 1996, 1995 and 1994 for serving on the Board; and $1,898 paid to Mr. Duncan in 1995 in lieu of a contribution by the Company to the Stock Purchase Plan. Amounts shown for Mr. Behnke include premiums of $66 under a term life insurance policy paid in each of 1996, 1995 and 1994. Amounts shown for Mr. Hughes include premiums of $1,317, $1,305 and $843 under a term life insurance policy paid in each of 1996, 1995 and 1994, respectively; and $2,250 paid to Mr. Hughes in 1995 in lieu of a contribution by the Company to the Stock Purchase Plan. Amounts shown for Mr. Lowber include premiums of $985, $980 and $970 under a term life insurance policy paid in each of 1996, 1995 and 1994, respectively; and $1,489 paid to Mr. Lowber in 1995 in lieu of a contribution by the Company to the Stock Purchase Plan. Amounts shown for Ms. Tindall include premiums of $66, $54 and $51 under a term life insurance policy paid in 1996, 1995 and 1994, respectively; and $2,093 paid to Ms. Tindall in 1995 in lieu of a contribution by the Company to the Stock Purchase Plan.

(3) Does not include $50,000 of Mr. Duncan's 1997 salary that was paid in advance during 1996.

(4) Mr. Duncan received $30,000 of his 1995 salary as an advance in 1994. The $30,000 advance payment is included in his 1995 salary.

(5) The Company and Ms. Tindall entered into a deferred compensation agreement dated August 15, 1994, which provides that, in the event Ms. Tindall exercises stock options pursuant to the Stock Option Agreement between the Company and Ms. Tindall dated June 2, 1993, the Company will pay to Ms. Tindall $1.00 per share so excercised, up to a maximum of $50,000.

Option Exercises and Fiscal Year-End Values

         The following table sets forth information concerning each exercise of stock options during the year ended December 31, 1996 by each of the Named
Executive Officers and the fiscal year-end value of unexercised options held by each of the Named Executive Officers.
                         AGGREGATED OPTION/SAR EXERCISES
                         IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

                                                                   Number of Securities      Value of Unexercised
                                                                        Underlying               In-the-Money
                                                                        Unexercised             Options/SARS at
                                                                       Options/SARS              FY-End ($)(1)
                                                                       at FY-End (#)
                                 Shares Acquired      Value
     Name                        on Exercise (#)    Realized($)   Exercisable/Unexercisable  Exercisable/Unexercisable
-----------------                ---------------    -----------   -------------------------  -------------------------
Ronald A. Duncan                       -0-              -0-                140,000/60,000            717,500/307,500

William C. Behnke                      -0-              -0-                185,190/50,000          1,204,584/206,250

G. Wilson Hughes                       -0-              -0-               250,000/260,000        1,593,750/1,072,500

John M. Lowber                         -0-              -0-               205,000/145,000          1,275,625/643,125

Dana L. Tindall                     9,517(2)         16,357(2)             106,400/50,000            528,100/236,250

-------------

(1) Represents the difference between the fair market value of the securities underlying the options and the exercise price of the options based on the last trading price on December 31, 1996.
(2) The Company paid $16,357 to Ms. Tindall for cancellation of options to purchase 9,517 shares of Class A Common Stock with an exercise price per share of $2.25. The payment amount was calculated by multiplying the number of shares by the difference between the market price of the Class A Common Stock on the date of such cancellation and the exercise price of the options canceled.

Employment and Deferred Compensation Agreements

         The Company entered into a Deferred Bonus Agreement with Mr. Duncan in June 1989 (the "First Duncan Agreement"). Under the First Duncan Agreement, the Company credited $325,000 to Mr. Duncan as of June 12, 1989 as a deferred bonus for Mr. Duncan's past service to the Company. Amounts in the account were to accrue interest at 10% per annum unless there was an irrevocable investment election by Mr. Duncan to have the balance in the account treated as though it were invested in the common stock of the Company. In July 1989, Mr. Duncan made such election, and the Company purchased a total of 105,111 shares of its Class A common stock ("Class A Common Stock") in its name for the benefit of Mr. Duncan, which are held in treasury and are not voted. The full amount of the deferred bonus, including the distribution of any stock, will be due and payable to Mr. Duncan upon the termination of his employment with the Company.

         The Company entered into a Deferred Compensation Agreement with Mr. Duncan in August 1993 (as amended, the "Second Duncan Agreement"), under which the Company will pay to Mr. Duncan deferred compensation in an amount not to exceed $625,000, plus interest at the rate paid by the Company under its $62.5 million credit facility with its senior lender (as described in Note 6(b) to the Consolidated Financial Statements of the Company, the "Senior Credit Agreement"), in addition to his regular compensation. This deferred compensation is to be credited to Mr. Duncan each July 1 that he is employed by the Company in amounts as follows:

                                 Year                                   Amount
                                 ----                                   ------

                                 1993                                 $100,000
                                 1994                                  100,000
                                 1995                                  125,000
                                 1996                                  150,000
                                 1997                                  150,000
                                                                       -------
                                 Total                                $625,000
                                                                       =======

All deferred compensation (including the present value of any uncredited amounts) plus accrued interest will be due and payable in ten equal annual payments to Mr. Duncan upon the termination of his employment with the Company; provided that, should he voluntarily terminate his employment or if his employment is terminated for cause, only that portion (with interest) of the deferred compensation credited as of the December 31 immediately preceding his termination will be due and payable, and the remainder of the deferred compensation will be forfeited. In September 1995, the Company agreed with Mr. Duncan that the vested and unvested portions of his deferred compensation under the Second Duncan Agreement would be payable in shares of Class A Common Stock in lieu of cash. To fund this obligation, the Company bought a total of 13,750 shares in the open market during September 1995 and October 1995 at a weighted average price of $3.48 per share. The Company also purchased from Mr. Duncan an additional

76,470 shares of Class A Common Stock at the then market price of $8.125 per share. In lieu of the 1997 payment, Mr. Duncan will receive credit for 18,372 shares of Class A Common Stock. Accordingly, the balance owed Mr. Duncan pursuant to the Second Duncan Agreement is denominated in 90,220 shares of Class A Common Stock. The Company is holding the shares in treasury until the shares are distributed to Mr. Duncan. The shares are not voted and may not be disposed of by the Company or Mr. Duncan.

         On April 30, 1991, the Company entered into a deferred compensation agreement with Mr. Hughes (as amended, the "Hughes Agreement"). Under the terms of the Hughes Agreement, Mr. Hughes is entitled to an annual base salary of $150,000 and customary benefits. Pursuant to the agreement, Mr. Hughes was granted stock options in 1991 for 250,000 shares of Class A Common Stock at an exercise price of $1.75 per share, all of which are fully vested and exercisable. The Hughes Agreement also provides for Mr. Hughes to receive deferred compensation, with interest compounded annually at 10%, of $50,000 in each of 1992, 1993 and 1994, $65,000 in 1995 and $75,000 in 1996 and each year thereafter, to accrue on December 31 of each year. Each contribution by the Company is accrued at the end of the year in which the contribution is made. Upon termination, Mr. Hughes may elect to have the full balance of the deferred compensation paid in cash, in a lump sum or in monthly installments for up to ten years. If the monthly installment method is chosen, the unpaid balance will continue to accrue interest at 10%. Interest accrued under the Hughes Agreement in the amounts of $9,843, $9,741 and $10,128 during the years ended December 31, 1994, 1995, and 1996, respectively. In September 1995, the Company agreed to buy 3,750 shares of its Class A Common Stock from Mr. Hughes at a purchase price of $3.375 per share to fund certain of the vested portions of Mr. Hughes' deferred compensation. The stock is held in treasury by the Company for the benefit of Mr. Hughes, and is not voted and may not be disposed of by the Company or Mr. Hughes.

         The Company entered into an employment and deferred compensation agreement with Mr. Lowber in July 1992. Under the terms of the agreement, Mr. Lowber is entitled to an annual base salary of $125,000 and customary benefits. In addition, Mr. Lowber is eligible to receive an annual cash bonus of up to $30,000 based upon the Company's and his performance. The agreement also provides for Mr. Lowber to receive deferred compensation of $450,000 ($65,000 per year from July 1992 through July 1999). If Mr. Lowber's employment or position with the Company is terminated, or if he dies, the entire $450,000 will be immediately payable. If Mr. Lowber voluntarily resigns, he will lose the unvested portion of his deferred compensation. The deferred compensation has been used to purchase a life insurance policy which has been collaterally assigned to the Company to the extent of premiums paid by the Company. The Company's deferred compensation contributions will be made each July 1 through July 1999 and are fully vested when made. At the earlier of termination of employment or upon election by Mr. Lowber subsequent to the end of the seven year term of the agreement, the collateral assignment of the insurance policy will be terminated.

         In February 1995, the Company agreed to pay deferred compensation to Mr. Behnke in the amount of $20,000 for each of 1995 and 1996, each contribution by the Company to vest at the end of the calendar year during which the allocation was made, and accruing interest at 10% per annum. The first allocation under the plan was made in December 1995. Effective January 1, 1997, the Company and Mr. Behnke entered into a compensation agreement (the "Behnke Agreement") which provides for compensation through December 31, 2001. The Behnke Agreement provides for base compensation of $150,000 per year increasing $5,000 annually for the years ending December 31, 1999, 2000 and 2001. The Behnke Agreement provides for target incentive compensation of $45,000 per year of which 78% will be deferred. Pursuant to the Behnke Agreement, the Company agreed to grant Mr. Behnke an option to purchase 100,000 shares of Class A Common Stock at an exercise price of $7.00 per share, which will vest in equal amounts on January 1 of 2000, 2001 and 2002. Pursuant to the Behnke Agreement, the Company will create a deferred compensation account for Mr. Behnke in the amount of $285,000, of which $40,000 was vested December 31, 1996 and the rest of which will vest as earned under the incentive compensation provision of the Behnke Agreement. Mr. Behnke may direct the Company to invest the entire $285,000 in common stock of the Company. The vested portions of the deferred compensation account will be paid to Mr. Behnke upon termination of his employment with the Company.

         In February 1995 the Company established a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees of the Company may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. Employees eligible to participate in the plan are determined by the Board. The Company may, at its discretion, contribute matching deferrals in amounts selected by the Company. Participants immediately vest in all elective deferrals and all income and gain attributable to that participation. Matching contributions and all income and gain attributable to them vest over a six-year period. Participants may elect to be paid in either a single lump-sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death or total disability and change of control or insolvency of the Company. Participants are general unsecured creditors of the Company with respect to deferred compensation benefits of the plan. Mr. Lowber participated in the plan with respect to a deferral of $56,000 earned in 1995 which was paid in 1996.

Stock Option Plan

         Under the Company's 1986 Stock Option Plan, as amended (the "Stock Option Plan"), the Company is authorized to grant non-qualified options to purchase up to 3,200,000 shares of Class A Common Stock to officers, employees, non-employee directors and other key employees of the Company. The number of shares for which options may be granted is subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations and certain other changes in corporate structure or capitalization. As of December 31, 1996, 2,447,123 shares were subject to outstanding options, 644,539 shares had been issued upon the exercise of options under the Stock Option Plan, and 108,338 shares remained available for additional grants under the Stock Option Plan.

         The Stock Option Plan is administered by the Board or a committee of disinterested persons which selects optionees and determines the terms of each option, including the number of shares covered by each option, the exercise price and the option exercise period which, under the Stock Option Plan, may be from six months through up to ten years from the date of grant. Options granted that have not become exercisable terminate upon the termination of the employment or directorship of the optionholder, and exercisable options terminate from one month to one year after such termination, depending on the cause of such termination. If an option expires or terminates, the shares subject to such option become available for additional grants under the Stock Option Plan.

Stock Purchase Plan

         In December 1986, the Company adopted an Employee Stock Purchase Plan (as amended, the "Stock Purchase Plan"), that is qualified under Section 401 of the Internal Revenue Code of 1986, as amended. All employees of the Company who are 21 years of age or older and have completed at least one year of service are eligible to participate in the Stock Purchase Plan. Eligible employees may elect to reduce their compensation in any even dollar amount up to 10% of such compensation up to a maximum per employee of $9,500 for 1997. Employees may contribute up to 10% of their compensation with after-tax dollars, or they may elect a combination of salary reductions and after-tax contributions. Subject to certain limitations, the Company may make matching contributions of Company common stock for the benefit of employees, which contributions vest over six years. No more than 10% of any one employee's compensation will be matched in any year. In addition, the combination of salary reductions, after-tax contributions and Company matching contributions cannot exceed 25% of any employee's compensation (determined after salary reduction) for any year.

         Prior to July 1, 1995, employee and Company contributions were invested in Company common stock. On and after that date, employees could direct their contributions to be invested in Company common stock, MCI common stock, TCI common stock or various identified mutual funds. Employee contributions invested in Company common stock are eligible to receive up to 100% Company matching in Company common stock, as determined by the Company each year. Employee contributions that are directed into investments other than Company common stock are eligible to receive Company matching contributions in Company common stock of up to 50%, as determined by the Company each year. All contributions are invested in the name of the plan for the benefit of the respective participants in the plan. The participants do not have voting or disposition power with respect to the Company shares allocated to their accounts; such shares are voted by the plan committee.

         The Stock Purchase Plan is administered through a plan administrator (currently Alfred J. Walker) and a plan committee appointed by the Board. The assets of the plan are invested from time to time by the trustee at the direction of the plan committee. The plan administrator and members of the plan committee are all employees of the Company or its subsidiaries. The plan committee has broad administrative discretion under the terms of the plan.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee is composed of all of the members of the Board. Messrs. Duncan and Walp are members of the Compensation Committee and are also employees of the Company. During the year ended December 31, 1996, Messrs. Walp and Duncan did not participate in deliberations of the Compensation Committee concerning their own compensation.

         In July 1996, the Company purchased 76,470 shares of its Class A Common Stock from Mr. Duncan at the then market price of $8.125 per share. The shares were purchased for the purpose of funding Mr. Duncan's deferred compensation account under the Second Duncan Agreement, following his election to have the balance owed to him denominated in Class A Common Stock in lieu of cash. The Company is holding the shares in treasury until the shares are distributed to Mr. Duncan. The shares are not voted and may not be disposed of by the Company or Mr. Duncan.

         The Company entered into a long-term capital lease agreement (the "Lease") in 1991 with a partnership in which Mr. Duncan held a 50% ownership interest. Mr. Duncan sold his interest in the partnership in 1992 to Dani Bowman, who later became Mr. Duncan's spouse, but remained a guarantor on the note issued by National Bank of Alaska that was used to finance the acquisition of the property subject to the Lease. The property under the Lease consists of a building presently occupied by the Company as the Company's headquarters (the "Property"). The Lease term is 15 years with monthly payments of $14,400, increasing in $800 increments at each two year anniversary of the Lease, beginning in 1993. If the partnership sells the Property prior to the end of the tenth year of the Lease, the partnership will pay to the Company one-half of the net proceeds in excess of $900,000. If the Property is not sold prior to the tenth year of the Lease, the partnership will pay to the Company the greater of
(i) one-half of the appreciated value of the Property over $900,000 and (ii) $500,000. The Property was capitalized in 1991 at the partnership's cost of $900,000 and the Lease obligation was recorded in the consolidated financial statements of the Company filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Director Compensation

         In December 1996, each person who was then a director of the Company (other than the MCI representatives) received $2,000 in director fees for the period from July 1996 to June 1997. It is MCI's policy that its directors not accept remuneration for serving on a board of directors other than those of MCI and its subsidiaries. The non-MCI directors who joined the Company in December will receive a prorated fee for the July 1996 to July 1997 period. During the year ended December 31, 1996, the directors on the Board received no other direct compensation for serving on the Board, but were reimbursed for travel and out-of-pocket expenses incurred in connection with attendance at meetings of the Board.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

         The  following  table  sets forth  certain  information  regarding  the beneficial  ownership  of Class A Common  Stock and  Class B Common  Stock as of
March 30, 1997 by (1) each person known by the Company to beneficially own 5% or more of the outstanding  shares of Class A Common Stock or Class B Common Stock,
(2) each director of the Company, (3) each of the Named Executive Officers,  and
(4) all current executive  officers and directors of the Company as a group. All information  with  respect to  beneficial  ownership  has been  furnished to the
Company by the  respective  shareholders  of the  Company  and does not  include shares held in treasury under any deferred compensation agreement,  with respect to which participants have no voting or investment power.
                                                       Amount and Nature
                                         Title of        of Beneficial                               Combined
Name and Address of Beneficial Owner(1)    Class           Ownership         Percent of Class      Voting Power
--------------------------------------- ------------- --------------------- ------------------- --------------------
Parties to Voting Agreement

MCI Telecommunications Corporation
1801 Pennsylvania Ave., N.W.              Class A             8,251,509(2)               21.6%                26.6%
Washington, D.C.                          Class B             1,275,791(2)               31.3%

Prime Cable Growth Partners, L.P.
  and its affilitates (15)
3000 One American Center
600 Congress Avenue                       Class A             7,423,569(2)               19.5%                 9.4%
Austin, TX 78701                          Class B                      ---                 ---

William Blair Venture Partners III
  Limited Partnership
222 West Adams Street                     Class A             1,237,262(2)                3.2%                 1.6%
Chicago, IL   60606                       Class B                      ---                 ---

Austin Ventures, L.P.
114 West 7th Street, Suite 1300           Class A               791,848(2)                2.1%                 1.0%
Austin, TX   78701                        Class B                      ---                 ---

Centennial Fund III, L.P.
1428 15th Street                          Class A               742,357(2)                1.9%                    *
Denver, CO   80202                        Class B                      ---                 ---

Ronald A. Duncan                          Class A          1,011,988(2)(3)                2.6%                 4.3%
                                          Class B            239,929(2)(3)                5.9%

Robert M. Walp                            Class A            572,845(2)(4)                1.5%                 4.6%
                                          Class B            303,457(2)(4)                7.5%

Tele-Communications, Inc.
5619 DTC Parkway                          Class A                      ---                 ---                 7.5%
Englewood, CO 80111                       Class B               590,043(2)               14.5%

BancBoston Capital, Inc.
100 Federal Street                        Class A               332,323(2)                   *                    *
Boston, MA   02110                        Class B                      ---                 ---





                                                       Amount and Nature                             Combined
                                         Title of        of Beneficial       Percent of Class      Voting Power
Name and Address of Beneficial Owner(1)    Class           Ownership
--------------------------------------- ------------- --------------------- ------------------- --------------------

First Chicago NBD Corporation
One First National Plaza                  Class A               301,407(2)                   *                    *
Chicago, IL   60670                       Class B                      ---                 ---

Madison Dearborn Partners V
Three First National Plaza
Suite 1330                                Class A                30,916(2)                   *                    *
Chicago, IL   60602                       Class B                      ---                 ---

Aggregate Shares Subject to               Class A            20,422,112(5)               53.7%                56.4%
   Voting Agreement                       Class B             2,400,591(5)               59.0%

Jack Kent Cooke Incorporated
Kent Farms Route 713                      Class A                2,923,077                7.7%                 3.7%
Middleburg, VA 20117                      Class B                      ---                 ---

Kearns-Tribune Corporation
400 Tribune Building                      Class A                  300,200                   *                 3.2%
Salt Lake City, UT 84111                  Class B                  225,000                5.5%

General Communication, Inc.(6)            Class A                1,959,566                5.1%                 4.3%
Employee Stock Purchase Plan              Class B                  145,147                3.6%
2550 Denali Street, Suite 1000
Anchorage, AK  99503

William C. Behnke                         Class A               185,274(7)                   *                    *
                                          Class B                      ---                 ---

Donne F. Fisher (individually and as      Class A               287,975(8)                   *
Co-Personal Representative to the         Class B               648,491(8)               15.9%                 8.6%
Estate of Bob Magness)

Jeffery C. Garvey                         Class A                 8,246(9)                   *
                                          Class B                      ---                 ---

John W. Gerdelman                         Class A                      ---                 ---
                                          Class B                      ---                 ---

William P. Glasgow                        Class A                      ---                 ---
                                          Class B                      ---                 ---

G. Wilson Hughes                          Class A              285,357(10)                   *                    *
                                          Class B                2,735(10)                   *

John M. Lowber                            Class A              271,762(11)                   *                    *
                                          Class B                6,266(11)                   *

Donald Lynch                              Class A                      ---                 ---
                                          Class B                      ---                 ---

Carter F. Page                            Class A              197,488(12)                   *                    *
                                          Class B                   25,246                   *

Larry E. Romrell                          Class A                      ---                   *                    *
                                          Class B                      328                   *

James M. Schneider                        Class A                      ---                 ---
                                          Class B                      ---                 ---

Dana L. Tindall                           Class A              143,905(13)                   *                    *
                                          Class B                3,792(13)                   *

All Directors and Executive Officers      Class A         3,259,933(8)(14)                8.3%                20.5%
As a Group (15 Persons)                   Class B         1,307,420(8)(14)               32.1%




------------

* Represents beneficial ownership of less than 1% of the corresponding class of common stock.

(1) Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. Shares of Common Stock that a person has the right to acquire within 60 days of March 30, 1997 are deemed to be beneficially owned by such person and are included in the computation of the ownership and voting percentages only of such person. Each person has sole voting and investment power with respect to the shares indicated except as otherwise stated in the footnotes to the table.
(2) Each of these persons is party to a Voting Agreement dated as of October 31, 1996 (the "Voting Agreement") and may be deemed to be the beneficial owner of all of the 20,422,112 shares of Class A Common Stock and 2,400,591 shares of Class B Common Stock that are subject to the Voting Agreement. MCI and Centennial report shared voting and investment power with respect to shares held by them that are subject to the Voting Agreement. Madison Dearborn reports shared voting power with respect to shares held by it that are subject to the Voting Agreement. Prime, Austin Ventures, William Blair and Messrs. Duncan and Walp report shared voting power with respect to shares held by them that are subject to the Voting Agreement and shares held by other parties to the Voting Agreement. Prime also reports shared investment power with respect to shares held by it. BancBoston reports no voting power with respect to share held by it that are subject to the Voting Agreement.
(3) Includes 140,000 shares of Class A Common Stock which Mr. Duncan has the right to acquire within 60 days of March 30, 1997 by the exercise of vested stock options. Includes 95,683 shares of Class A Common Stock and 6,221 shares of Class B Common Stock allocated to Mr. Duncan under the Stock Purchase Plan. Does not include 105,111 or 90,220 shares of Class A Common Stock held by the Company in treasury pursuant to the First Duncan Agreement and the Second Duncan Agreement, respectively. Does not include 18,560 shares of Class A Common Stock or 8,242 shares of Class B Common Stock held by the Amanda Miller Trust, with respect to which Mr. Duncan has no voting or investment power. Does not include 5,760 shares of Class A Common Stock or 27,020 shares of Class B Common Stock held by Dani Bowman, Mr. Duncan's wife, of which Mr. Duncan disclaims beneficial ownership.
(4) Includes 38,229 shares of Class A Common Stock and 2,408 shares of Class B Common Stock allocated to Mr. Walp under the Stock Purchase Plan.
(5) Does not include shares allocated to Messrs. Duncan and Walp under the Stock Purchase Plan or shares that Mr. Duncan has the right to acquire by exercise of vested stock options.
(6) Voting and investment power with respect to shares held by the Stock Purchase Plan are exercised by the plan committee comprised of Manuel Hernandez, Valerie Longeski, Jimmy Sipes and Tami Graff, each of whom is an employee of the Company.
(7) Includes 185,190 shares which Mr. Behnke has the right to acquire within 60 days of March 30, 1997 by the exercise of vested stock options.
(8) Includes 76,668 shares of Class A Common Stock and 620,803 shares of Class B Common Stock held by the Estate of Bob Magness, to which Mr. Fisher is Co-Personal Representative.
(9) Mr. Garvey is a general partner of Austin Ventures, L.P. and disclaims beneficial ownership of any shares held by that partnership and other general partners of that partnership.
(10) Includes 250,000 shares of Class A Common Stock which Mr. Hughes has the right to acquire within 60 days of March 30, 1997 by the exercise of vested stock options. Includes 28,670 shares of Class A Common Stock and 2,735 shares of Class B Common Stock allocated to Mr. Hughes under the Stock Purchase Plan. Does not include 3,750 shares of Class A Common Stock held in treasury by the Company pursuant to the terms of the Hughes Agreement.
(11) Includes 205,000 shares which Mr. Lowber has the right to acquire within 60 days of March 30, 1997 by the exercise of vested stock options. Includes 59,117 shares of Class A Common Stock and 5,996 shares of Class B Common Stock allocated to Mr. Lowber under the Stock Purchase Plan.
(12) Does not include 8,550 shares of Class A Common Stock held in trust for the benefit of Mr. Page's grandchildren of which Mr. Page disclaims beneficial ownership. The trustee of the trust is Keith Page, Mr. Page's son.
(13) Includes 106,400 shares which Ms. Tindall has the right to acquire within 60 days of March 30, 1997 by the exercise of vested stock options. Includes 143,905 shares of Class A Common Stock and 3,792 shares of Class B Common Stock allocated to Ms. Tindall under the Stock Purchase Plan.
(14) Includes 991,950 shares of Class A Common Stock which such persons have the right to acquire within 60 days of March 30, 1997 through the exercise of vested stock options. Does not include ownership of parties to the Voting Agreement other than Messrs. Duncan and Walp.
(15) Represents the aggregate number of shares reported by the following group members in a Schedule 13D filed with the Securities and Exchange Commission on November 12, 1996: Prime Cable G.P., Inc., Prime Cable Growth Partners, L.P., Prime Cable Limited Partnership, Prime II Managemment Group, Inc., Prime II Management, Inc., Prime II Management, L.P., Prime Investors, L.P., Prime Venture I Holdings, L.P., Prime Venture I, Inc. and Prime Venture II, L.P.

Voting Agreement

         Eight of the ten directors of the Company are nominated by certain shareholders (the "Voting Shareholders") of the Company who are party to a voting agreement (the "Voting

Agreement") that was entered into on October 31, 1996, in connection with the Company's acquisition of Prime. Pursuant to the Voting Agreement, each Voting Shareholder will vote its stock and take all actions within its power to maintain the size of the Board at eight or more directors and to cause to be elected to the Board (1) two directors nominated by MCI; (2) one director nominated by Mr. Duncan; (3) one director nominated by Mr. Walp; (4) two directors nominated by TCI; and (5) two directors nominated by certain direct and indirect sellers of the equity interests in Prime (the "Voting Prime Sellers") for so long as (i) the Voting Prime Sellers (and their distributees who agree in writing to be bound by the terms of the agreement) collectively own at least 10% of the then issued and outstanding shares of Class A Common Stock and (ii) the Prime Management Agreement is in full force and effect; provided that if only one of these two conditions is met, the Voting Prime Sellers are entitled to nominate only one director, and if neither of these conditions is met, the Voting Prime Sellers are not entitled to nominate any directors. The obligation of the Voting Shareholders to vote for the Voting Prime Sellers' nominees and maintain the Board at eight or more directors exists for so long as the Voting Prime Sellers collectively own 10% of the issued and then-outstanding shares of Class A Common Stock or so long as the Prime Management Agreement is in effect. The Voting Agreement states that the shares subject to it are also to be voted on other matters to which the parties unanimously agree, but, as of April 30, 1997, no other matters are subject to the Voting Agreement.

         If any Voting Shareholder (other than the Voting Prime Sellers) disposes of more than 25% of the votes represented by its holdings of common stock of the Company, such Voting Shareholder will cease to be subject to the Voting Agreement and such disposition triggers on behalf of each other Voting Shareholder the right to withdraw from the Voting Agreement. Unless earlier terminated, the Voting Agreement will continue until the earlier of completion of the annual shareholder meeting of the Company in June 2001 or until there is only one party to the Voting Agreement.

Pledged Assets and Securities

         The obligations of the Company and its subsidiaries under its existing credit facilities are secured by substantially all of the assets of the Company and the Cable Systems. Upon a default by the Company under such agreements, the Company's lenders could gain control of the assets of the Company, including the capital stock of the Company's subsidiaries.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MCI Agreements

         MCI, which holds 21.6% and 31.3% of the outstanding Class A Common Stock and Class B Common Stock, respectively, entered into a significant business relationship with the Company in 1993 which includes the following agreements (the "MCI Agreement"): (1) the

Company agreed to terminate all Alaska-bound MCI long distance traffic and MCI agreed to terminate all of the Company's long distance traffic terminating in the lower 49 states, excluding Washington, Oregon and Hawaii; (2) MCI licensed certain service marks to the Company for use in Alaska; (3) MCI, in connection with providing to the Company credit enhancement to permit the Company to purchase an undersea cable linking Seward, Alaska, with Pacific City, Oregon, leased from the Company all of the capacity owned by the Company on the undersea fiber optic cable and the Company leased such capacity back from MCI; (4) MCI purchased certain service marks of the Company; and (5) the parties agreed to share some communications network resources and various marketing, engineering and operating resources. The Company also handles MCI's 800 traffic originating in Alaska and terminating in the lower 49 states and handles traffic for MCI's calling card customers when they are in Alaska. Revenues attributed to the MCI Agreement in 1996 were approximately $29.2 million, or approximately 17.7%, of total revenues. Concurrently with the MCI Agreement, MCI purchased approximately 31% of the Company's then outstanding Class A Common Stock and presently controls nominations to two seats on the Board pursuant to the Voting Agreement. MCI's current nominees are Mr. Gerdelman, the President of Network Services for MCI, and Mr. Lynch, a Senior Vice President of MCI. Concurrently with the
Company's acquisition of the Cable Systems effective October 31, 1996, MCI purchased an additional two million shares of Class A Common Stock for $13 million or $6.50 per share, a premium to the market price immediately preceding the announcement of the acquisition of $5.00 per share.

WestMarc Agreements

         The Company purchased services and used certain facilities of WestMarc, a wholly-owned subsidiary of TCI, to allow the Company to provide its telecommunications services in certain of the lower 49 states. The total of such purchases from WestMarc by the Company during the year ended December 31, 1996 was approximately $244,000. TCI controls two nominations to the Board pursuant to the Voting Agreement. TCI's current nominees are Mr. Fisher, a consultant to and director of TCI, and Mr. Romrell, an Executive Vice President of TCI.

Indebtedness of Management

         As of December 31, 1996, Mr. Duncan was indebted to the Company in the aggregate principal amount of $650,017 plus accrued interest of $123,845 (the "Outstanding Duncan Loans"). Mr. Duncan borrowed $500,000 of the Outstanding Duncan Loans from the Company in August 1993 to repay a portion of indebtedness to WestMarc that he assumed from others. The $500,000 loan accrues interest at the Company's variable rate under the Senior Credit Agreement and is secured by 223,000 shares of Class A Common Stock owned by Mr. Duncan pursuant to the Pledge Agreement between Mr. Duncan and the Company dated August 13, 1993. The principal becomes due and payable, together with accrued interest, on the earlier of the termination of Mr. Duncan's employment with the Company and July 30, 1998. This note is nonrecourse to Mr. Duncan.

         The Company loaned $150,000 of the Outstanding Duncan Loans to Mr. Duncan in December 1996. The $150,000 loan accrues interest at the Company's variable rate under the Senior Credit Agreement, is unsecured and becomes due and payable, together with accrued interest, on December 31, 2001. The remaining $17 of the Outstanding Duncan Loans represents payments made by the Company to others on behalf of Mr. Duncan during 1996. Such amount does not accrue interest, is unsecured and is due and payable on demand.

         The largest aggregate principal amount of indebtedness owed by Mr. Duncan to the Company during 1996 was $650,017, all of which remained outstanding at December 31, 1996. During 1996, Mr. Duncan borrowed from and repaid to the Company the principal amount of $210,000. The $210,000 loan accrued interest at the Company's variable rate under the Senior Credit Agreement and was secured by Class A Common Stock owned by Mr. Duncan. During 1996, Mr. Duncan also repaid the Company for $1,638 of payments made by the Company to others on behalf of Mr. Duncan during 1995. Such amounts did not accrue interest and were unsecured. The Company loaned an additional $50,000 to Mr. Duncan in January 1997, which amount bears interest at the Company's variable rate under the Senior Credit Agreement, is unsecured and is due and payable, together with accrued interest, on December 31, 2001.

         As of December 31, 1996, Mr. Behnke, Mr. Dowling and Ms. Tindall were indebted to the Company in the respective principal amounts of $98,000, $310,359 and $70,000, plus accrued interest of $20,762, $67,513 and $4,974, respectively. The $98,000 owed by Mr. Behnke is secured by options to purchase 85,190 shares of Class A Common Stock (the "Behnke Collateral"), is due and payable, together with accrued interest, on June 30, 1997, and consists of (i) $48,000 borrowed in April 1993, which amount bears interest at 9% per annum and (ii) $50,000 borrowed in September 1995, which amount bears interest at the Company's variable rate under the Senior Credit Agreement. The $310,359 owed by Mr. Dowling bears interest at the rate of 10% per annum, is secured by 160,297 shares of Class A Common Stock and 74,028 shares of Class B Common Stock and consists of $224,359 borrowed in August 1994 and $86,000 borrowed in April 1995, each to pay income taxes due upon exercise of stock options. Mr. Dowling's loans are payable in equal installments of principal and interest each year for ten years beginning in August 1995. Payment has not yet been made on the notes, and Mr. Dowling is currently negotiating extensions of the notes with the Company. The Company loaned Ms. Tindall $70,000 in January 1996, which amount bears interest at the Company's variable rate under the Senior Credit Agreement, is secured by options to purchase 156,400 shares of Class A Common Stock, and is due and payable, together with accrued interest, on January 16, 1999. Ms. Tindall is required to make prepayments on the note equal to 20% of the gross amount of any incentive compensation earned by her. The largest aggregate principal amount of indebtedness owed by each of Mr. Behnke, Mr. Dowling and Ms. Tindall to the Company during 1996 was $118,762, $377,872 and $74,974, respectively. The Company loaned an additional $50,000 to Mr. Behnke in January 1997, which amount bears interest at the at the Company's variable rate under the Senior Credit Agreement, is secured by the Behnke Collateral and is due and payable, together with accrued interest, on June 30, 1997.

         The Company loaned $45,000 to Mr. Hughes in December 1995. The principal under the promissory note bears interest at the Company's variable rate under the Senior Credit Agreement, is secured by options to purchase 250,000 shares of Class A Common Stock and by 6,703 shares of Class A Common Stock and 3,016 shares of Class B Common Stock owned by Mr. Hughes (the "Hughes Collateral") and is due, together with accrued interest, on March 31, 1997. Accrued interest under the note totaled $3,690 at December 31, 1996. In August 1996, Mr. Hughes received an advance of $25,000 from the Company. This indebtedness does not bear interest, is secured by the Hughes Collateral and is to be repaid from future incentive compensation payments earned by Mr. Hughes.

         The Company loaned $185,000 to Mr. Lowber in March 1997 to purchase real property. The promissory note will be secured by a deed of trust for such property, bears interest at 6.49% and is due and payable, together with accrued interest, in three equal annual installments beginning June 30, 2000.

Registration Rights Agreements

         The Company has entered into registration rights agreements (the "Registration Rights Agreements") with TCI, MCI and the former owners of Prime, "Alaskan Cable" (comprised of Alaskan Cable Network/Fairbanks, Inc., Alaskan Cable Network/Juneau, Inc. and Alaskan Cable Network/Ketchikan-Sitka, Inc.) and Alaska Cablevision, Inc. ("Alaska Cablevision"). Approximately 24,513,048 shares of Class A Common Stock and 1,865,834 shares of Class B Common Stock were subject to the Registration Rights Agreements as of December 31, 1996, after giving effect to the conversion of the $10,000,000 of Alaska Cablevision convertible notes in January 1997. The terms of the Registration Rights Agreements vary although they generally share several common terms.

         If the Company proposes to register any of its securities under the Securities Act of 1993, as amended (the "Securities Act") for its own account, the Company must notify all of the holders under the Registration Rights Agreements of the Company's intent to register such common stock and allow the holders an opportunity to include their shares ("Registrable Shares") in the
Company's registration. Each holder also has the right under certain circumstances to require the Company to register all or any portion of such holder's Registrable Shares under the Securities Act. The Registration Rights Agreements are subject to certain limitations and restrictions including the right of the Company to limit the number of Registrable Shares included in the registration. Generally, the Company is required to pay all registration expenses in connection with each registration of Registrable Shares pursuant to the Registration Rights Agreements.

         The Registration Rights Agreements between the Company and certain sellers of Prime (the "Prime Sellers") and between the Company and Alaskan Cable require the Company to effect no more than two registrations at the request of each holder; provided that each registration request by the Prime Sellers or Alaskan Cable must include Registrable Shares having an aggregate market value of not less than $2.5 million. The first demand registration under the Prime and Alaskan Cable Registration Rights Agreements may be requested only by the holders of a minimum of 25% of the Registrable Shares.

         The Registration Rights Agreement between the Company and the shareholders of Alaska Cablevision requires the Company to effect no more than 10 registrations at the request of such shareholders; provided, that each registration request must include at least 150,000 Registrable Shares. The first demand registration under the Alaska Cablevision Registration Rights Agreement may be requested only by the holders of a minimum of 10% of the Registrable Shares.

         The Registration Rights Agreement between the Company and MCI dated March 31, 1993 requires the Company to effect no more than two registrations at the request of MCI; provided, that each registration request by MCI must include Registrable Shares having an aggregate market value of more than $500,000. MCI executed a second Registration Rights Agreement with the Company dated October 31, 1996 pursuant to which the Company is required to effect no more than two registrations at the request of MCI, each request to cover Registrable Shares having an aggregate market value of at least $1.5 million.

         Under the Registration Rights Agreement between the Company and TCI (originally with WestMarc but transferred to TCI when the Registrable Shares were transferred by WestMarc), the Company is required, subject to specified limitations, to effect no more than two registrations at the request of TCI, so long as the request relates to Registrable Shares having an aggregate market value of more than $500,000.

         The  demand   registration  rights  described  in  the  four  preceding
paragraphs are in addition to piggy-back registration rights.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GENERAL COMMUNICATION, INC.


                                      By:  /s/ Ronald A. Duncan
                                          President and Chief Executive Officer
Date:   April 30, 1997