Form 10-Q
period 1997-03-31
GENERAL COMMUNICATION INC
filed 1997-05-15
CIK 808461

As filed with the Securities and Exchange Commission on May 15, 1997.

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

                                   (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997
                                       OR

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

                    The number of shares outstanding of the registrant's classes of common stock, as of April 30, 1997 was:

                 38,164,553 shares of Class A common stock; and
                    4,071,490 shares of Class B common stock.

===============================================================================

                                      INDEX

                           GENERAL COMMUNICATION, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                                                                                    PAGE NO
                                                                                                    -------
      PART I.  FINANCIAL INFORMATION

                  Item l.      Consolidated Financial Statements..........................................3

                               Consolidated Balance Sheets as of March 31, 1997 and
                                  December 31, 1996.......................................................3

                               Consolidated Statements of Operations for the three
                                  months ended March 31, 1997 and 1996....................................5

                               Consolidated Statements of Stockholders'
                                 Equity for the three months ended March 31, 1997
                                 and 1996.................................................................6

                               Consolidated Statements of Cash Flows for the three
                                  months ended March 31, 1997 and 1996....................................7

                               Notes to Interim Condensed Consolidated Financial
                                  Statements..............................................................8

                  Item 2.      Management's Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations............................................................12


      PART II.  OTHER INFORMATION

                  Item 1.      Legal Proceedings..........................................................19

                  Item 6.      Exhibits and Reports on Form 8-K...........................................19


      SIGNATURES..........................................................................................20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                         GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS





                                                                          (Unaudited)
                                                                           March 31,        December 31,
                            ASSETS                                           1997               1996
------------------------------------------------------------------     ----------------- ------------------
                                                                               (Amounts in thousands)
      Current assets:
         Cash and cash equivalents                                          $   4,730             13,349
         Receivables, net of allowance for doubtful
             receivables of $776 and $597                                      28,842             28,768
         Prepaid and other current assets                                       2,288              2,236
         Deferred income taxes, net                                               871                835
         Inventories                                                            1,666              1,589
         Notes receivable                                                         330                325
                                                                              -------            -------

              Total current assets                                             38,727             47,102
                                                                              -------            -------

      Property and equipment in service, net                                  122,089            115,981
      Construction in progress                                                 19,901             20,770
                                                                              -------            -------
              Net property and equipment                                      141,990            136,751
                                                                              -------            -------

      Other assets:
         Deferred loan costs, net                                                 759                900
         Notes receivable                                                       1,344              1,016
         Transponder deposit                                                    9,100              9,100
         Other assets, at cost, net                                             1,715              1,546
         Intangible assets, net                                               249,243            250,920
                                                                              -------            -------
              Total other assets                                              262,161            263,482
                                                                              -------            -------

              Total assets                                                  $ 442,878            447,335
                                                                              =======            =======

      See  accompanying  notes  to  interim  condensed   consolidated  financial
statements.

                                     GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                                (Continued)





                                                                           (Unaudited)
                                                                            March 31,         December 31,
             LIABILITIES AND STOCKHOLDERS' EQUITY                             1997                1996
-------------------------------------------------------------------     ----------------- -------------------
                             (Amounts in thousands)
   Current liabilities:
      Current maturities of long-term debt                                   $  31,938            31,969
      Current maturities of obligations under capital leases                        74                71
      Accounts payable                                                          22,320            23,677
      Accrued payroll and payroll related obligations                            3,679             3,830
      Accrued liabilities                                                        4,269             4,173
      Accrued interest                                                             351             2,708
      Subscriber deposits and deferred revenues                                  3,444             3,449
                                                                               -------           -------
         Total current liabilities                                              66,075            69,877

      Long-term debt, excluding current maturities                             180,873           191,273
      Obligations under capital leases due to related parties,
         excluding current maturities                                              655               675
      Deferred income taxes, net                                                34,020            33,720
      Other liabilities                                                          2,160             2,236
                                                                               -------           -------
         Total liabilities                                                     283,783           297,781
                                                                               -------           -------

   Stockholders' equity:
   Common stock (no par):
      Class A. Authorized 50,000,000 shares;  issued and outstanding
         38,159,468 and  36,586,973  shares  at March  31,  1997 and
         December  31,  1996, respectively                                     123,498           113,421

      Class B. Authorized  10,000,000 shares;  issued and outstanding
         4,071,490 and  4,074,028  shares  at  March  31,  1997 and
         December  31,  1996, respectively; convertible on a
         share-per-share  basis  into  Class A common stock                      3,432             3,432

      Less cost of 202,768 and 199,081 Class A common shares held in treasury at March 31, 1997 and December 31, 1996,
         respectively                                                          (1,039)           (1,010)

   Paid-in capital                                                               4,247             4,229
   Retained earnings                                                            28,957            29,482
                                                                               -------           -------

         Total stockholders' equity                                            159,095           149,554
                                                                               -------           -------
   Commitments and contingencies (note 5)
         Total liabilities and stockholders' equity                          $ 442,878           447,335
                                                                               =======           =======

See accompanying notes to interim condensed consolidated financial statements.

                                    GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            (Unaudited)
                                                                         Three Months Ended
                                                                             March 31,
                                                                     1997                 1996
                                                              ------------------    ------------------
                                                                      (Amounts in thousands
                                                                     except per share amounts)
   Revenues:
     Telecommunication services                                  $  39,225               37,969
     Cable services                                                 13,656                  ---
                                                                    ------               ------
       Total revenues                                               52,881               37,969

   Cost of sales and services                                       27,168               21,302
   Selling, general and administrative expenses                     16,301               10,833
   Depreciation and amortization                                     6,120                1,887
                                                                    ------               ------
       Operating income                                              3,292                3,947

   Interest expense, net                                             3,949                  260
                                                                    ------               ------
       Net earnings (loss) before income taxes                       (657)                3,687

   Income tax expense (benefit)                                      (132)                1,550
                                                                    ------               ------
       Net earnings (loss)                                       $   (525)                2,137
                                                                    ======               ======

       Net earnings (loss) per common share                      $  (0.01)                 0.09
                                                                    ======               ======

       Weighted average number of shares of common
         stock and common stock equivalents outstanding             43,167               24,854
                                                                    ======               ======

       See accompanying notes to interim condensed consolidated financial statements.

                                    GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                                                             Class A
      (Unaudited)                                   Shares of        Class A      Class B     Shares
                                                  Common Stock       Common       Common      Held in      Paid-in    Retained
      (Amounts in thousands)                 Class A     Class B     Stock        Stock       Treasury     Capital    Earnings
                                             -------     -------     -----        -----       --------     -------    --------
Balances at December 31, 1995                 19,680       4,176  $ 13,912        3,432          (389)       4,041    22,020
Net earnings                                     ---         ---       ---          ---            ---         ---     2,137
Tax effect of excess stock
  compensation expense for tax
  purposes over amounts recognized
  for financial reporting purposes               ---         ---       ---          ---            ---          16       ---
Shares issued under stock option plan              1         ---         1          ---            ---         ---       ---
Shares issued and issuable under
officer stock option agreements                  ---         ---       ---          ---            ---           1       ---
                                           ----------------------------------------------------------------------------------

Balances at March 31, 1996                    19,681       4,176    13,913        3,432          (389)       4,058    24,157
                                           ==================================================================================

Balances at December 31, 1996                 36,587       4,074   113,421        3,432        (1,010)       4,229    29,482
Net loss                                         ---         ---       ---          ---            ---         ---     (525)
Tax effect of excess stock  compensation
  expense for tax purposes  over amounts
  recognized for financial reporting
  purposes                                       ---         ---       ---          ---            ---          18       ---
Class B shares converted to Class A                3         (3)       ---          ---            ---         ---       ---
Shares issued upon conversion of
    convertible note (notes 2 and 3)           1,538         ---     9,983          ---            ---         ---       ---
Shares purchased and held in Treasury            ---         ---       ---          ---           (29)         ---       ---
Shares issued under stock option plan             31         ---        94          ---            ---         ---       ---
                                           ----------------------------------------------------------------------------------

Balances at March 31, 1997                    38,159       4,071  $123,498        3,432        (1,039)       4,247    28,957
                                           ==================================================================================

See accompanying notes to interim condensed consolidated financial statements.

                                 GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   (Unaudited)
                                                                              Three Months Ended
                                                                                    March 31,
                                                                              1997             1996
                                                                      ----------------    ----------------
                                                                              (Amounts in thousands)
   Cash flows from operating activities:
     Net earnings (loss)                                                 $    (525)            2,137
     Adjustments to reconcile net earnings (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                                          5,979            1,887
       Amortization of deferred loan costs                                      141                0
       Deferred income tax expense                                              264               13
       Deferred compensation and compensatory stock options                    (58)              143
       Bad debt expense, net of write-offs                                      179             (37)
       Other noncash income and expense items                                    16             (11)
       Change in operating assets and liabilities (note 2)                  (4,156)          (1,773)
                                                                           --------          -------
   Net cash provided by operating activities                                  1,840            2,359
                                                                           --------          -------

   Cash flows from investing activities:
     Purchases of property and equipment                                    (9,529)          (6,950)
     Purchases of other assets                                                (197)             (45)
     Notes receivable issued                                                  (337)            (130)
     Payments received on notes receivable                                        4                2
                                                                           --------          -------
   Net cash used in investing activities                                   (10,059)          (7,123)
                                                                           --------          -------

   Cash flows from financing activities:
     Long-term borrowings                                                    10,000            3,300
     Repayments of long-term borrowings and capital lease obligations      (10,448)            (485)
     Proceeds from common stock issuance                                         77                1
     Purchase of treasury stock                                                (29)                0
                                                                           --------          -------
   Net cash provided (used) by financing activities                           (400)            2,816
                                                                           --------          -------

   Net increase (decrease) in cash and cash equivalents                     (8,619)          (1,948)

   Cash and cash equivalents at beginning of period                          13,349            4,017
                                                                           --------          -------

   Cash and cash equivalents at end of period                            $    4,730            2,069
                                                                           ========          =======

See accompanying notes to interim condensed consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



(l)        General

           The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements include the consolidated accounts of General Communication, Inc. and its wholly-owned subsidiaries (collectively, the "Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year information has been reclassified to conform to the current quarter presentation. Operating results for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

(2)        Consolidated Statements of Cash Flows Supplemental Disclosures

           Changes  in  operating   assets  and   liabilities   consist  of  (in
           thousands):
                                                                              (Unaudited)
                   Three-month periods ended March 31,                      1997          1996
                                                                        -----------    ----------
                                                                        (Amounts in thousands)
                   (Increase) decrease in trade receivables             $     138       (2,089)
                   (Increase) decrease in other receivables                 (391)            20
                   Increase  in prepaid and other current assets             (52)         (374)
                   Increase in inventory                                     (77)          (34)
                   Increase in accounts payable                           (1,357)          (22)
                   Increase (decrease)in accrued liabilities                   96         (154)
                   Increase (decrease) in accrued payroll and
                           payroll related obligations                      (151)            73
                   Increase in accrued income taxes                             0           917
                   Increase (decrease) in accrued interest                (2,357)            10
                   Decrease in deferred revenues                              (5)         (120)
                                                                          -------       -------
                                                                        $ (4,156)       (1,773)
                                                                          =======       =======

           The holders of $10 million of convertible subordinated notes exercised their conversion rights in January 1997 resulting in the exchange of such notes for 1,538,457 shares of the Company's Class A common stock.

           Income taxes paid totaled $0 and $633,000 during the quarters ended March 31, 1997 and 1996, respectively.

           Interest paid totaled $6.3 million and $407,000 during the quarters ended March 31, 1997 and 1996, respectively.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


           The Company recorded $18,000 and $16,000 during the quarters ended March 31, 1997 and 1996, respectively, as paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

 (3)       Long-term Debt

           The Company extended the maturity date of its $62.5 million interim telephony credit facility during April 1997. The interim facility matures in July 1997 and is expected to be extended further or refinanced prior to that time. Since the facility matures within the twelve-month period ending March 31, 1998, the outstanding balance at March 31, 1997 is included in current maturities of long-term debt.

 (4)       Stockholders' Equity

           During January 1997, holders of $10 million of convertible subordinated notes exercised their conversion rights which allowed them to exchange their notes for GCI Class A common shares at a conversion price of $6.50 per share. As a result, the note holders were issued a total of 1,538,457 shares of GCI Class A common stock.

 (5)       Commitments and Contingencies

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

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


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

           In order for the State of Alaska to exercise rate regulation authority over the Company's basic service rates, 25% of a systems' subscribers must request such regulation by filing a petition with the APUC. At March 31, 1997, the State of Alaska has rate regulation authority over the Juneau system's basic service rates. (The Juneau system serves 9% of the Company's total basic service subscribers at March 31, 1997.) Juneau's current rates have been approved by the APUC and there are no other pending filings with the APUC, therefore, there is no refund liability for basic service at this time.

           Complaints by subscribers relating to cable programming service rates were filed with, and accepted by, the FCC for certain franchise areas, however, filings made in response to those complaints related to the period prior to July 15, 1994 were approved by the FCC. Therefore, the potential liability for cable programming service refunds would be limited to the period subsequent to July 15, 1994 for these areas. Management of the Company believes that it has complied in all material respects with the provisions of the FCC rules and regulations and that the Company is, therefore, not liable for any refunds. Accordingly, no provision has been made in the financial statements for any potential refunds. The FCC rules and regulations are, however, subject to judgmental interpretations, and the impact of potential rate changes or refunds ordered by the FCC could cause the Company to make refunds and/or to be in default of certain debt covenants.

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

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

 (6)       Supplemental financial information
            (Amounts in thousands)
(Unaudited)
                                               ------------------------------------------------- ------------
Three-month periods ended March 31,                                  1997                           1996
                                               ------------------------------------------------- ------------
                                                   Long-                                             Long-
                                                 Distance      Cable       Local      Combined     Distance
                                               ------------------------------------------------- ------------
Revenues:
   Telecommunication revenues                 $    39,225          ---       ---      39,225         37,969
   Cable revenues                                     ---       13,656       ---      13,656            ---
                                               ------------------------------------------------- ------------
     Total revenues                                39,225       13,656       ---      52,881         37,969
                                               ------------------------------------------------- ------------
Cost of sales and services:
   Distribution costs and costs of
     services                                      23,884          ---       118      24,002         21,302
   Programming and copyright costs                    ---        3,166       ---       3,166            ---
                                               ------------------------------------------------- ------------
     Total cost of sales and services              23,884        3,166       118      27,168         21,302
Selling, general and administrative
   expenses:
   Operating and engineering                        2,792          ---       ---       2,792          2,624
   Cable television, including
       management fees of $273                        ---        4,368       ---       4,368            ---
   Sales and communications                         2,864          ---        50       2,914          3,086
   General and administrative                       4,887          ---       369       5,256          4,285
   Legal and regulatory                               351          ---        97         448            441
   Bad debts                                          426           97       ---         523            397
Depreciation and amortization                       2,623        3,497       ---       6,120          1,887
                                               ------------------------------------------------- ------------

     Operating income (loss)                  $     1,398        2,528     (634)       3,292          3,947
                                               ================================================= ============

PART I.
ITEM 2.



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

                      Factors Affecting Future Performance

      Future operating results of the Company will depend upon many factors and will be subject to various risks and uncertainties, including those set forth in this section of Form 10-Q. The information contained in Form 10-Q includes forward looking statements regarding the Company and the Cable Companies' future performance. Future results of the Company may differ materially from any forward looking statements due to such risks and uncertainties.

                                    Overview

      The Company has historically reported revenues principally from the provision of interstate and intrastate long distance telecommunication services to residential, commercial and governmental customers and to other common carriers (principally MCI Telecommunications Corporation ("MCI") and U. S.
Sprint ("Sprint")). These services accounted for 92.6% of the Company's telecommunication revenues and 68.7% of the Company's total revenues during the first quarter of 1997. Commencing with the acquisition of cable television assets and companies ("Cable Systems") effective October 31, 1996, the Company now reports revenues from cable television services which accounted for 25.8% of the Company's total revenues during the period. The balance of the Company's telecommunications revenues have been attributable to corporate network management contracts, telecommunications equipment sales and service and other miscellaneous revenues (including revenues from prepaid and debit calling cards, the installation and leasing of customers' vSAT equipment and fees charged to MCI and Sprint for certain billing services). Factors that have the greatest impact on year-to-year changes in telecommunication revenues include the rate per minute charged to customers and usage volumes, usually expressed as minutes of use. Factors that have the greatest impact on year-to-year changes in cable television revenues include the rate per subscriber and the number of subscribers.

      The Company's telecommunication cost of sales and services consists principally of the direct costs of providing services, including local access charges paid to local exchange carriers for the origination and termination of long distance calls in Alaska, fees paid to other long distance carriers to carry calls that terminate in areas not served by the Company's network (principally the lower 49 states, most of which calls are carried over MCI's network, and international locations, which calls are carried principally over Sprint's network), and the cost of equipment sold to the Company's customers. During the first quarter of 1997, local access charges accounted for 45.7% of the telecommunication cost of sales and services, fees paid to other long distance carriers represented 32.1%, satellite transponder lease and undersea fiber maintenance costs represented 9.4%, and telecommunications equipment accounted for 2.9% of telecommunication cost of sales. The Company's cable television cost of sales and services has consisted principally of the direct costs of providing services, including programming and copyright charges.

      The Company's selling, general, and administrative expenses consists of operating and engineering, service, sales and marketing, general and administrative and legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities and certain equipment costs). A significant portion of selling, general, and administrative expenses, 17.9% in the first quarter of 1997, represents the cost of the Company's sales, advertising and promotion programs.

      The Company expects to commence offering local exchange services initially in Anchorage during the second half of 1997, and expects that local services will represent less than 2.0% of revenues in 1997 and less than 8.0% in 1998. The Company expects that it may generate moderately negative EBITDA from local services during this time period. EBITDA is an acronym representing earnings before interest, taxes, depreciation and amortization. As a measure of a company's ability to generate cash flows, EBITDA should be considered in addition to, but not as a substitute for, or superior to, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA, also known as operating cash flow, is often used by analysts when evaluating companies in the telecommunications and cable television industries.

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

                             Results of Operations

      The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated:

                                                       Quarter Ended March 31,                    Percentage
                                                       -----------------------                      Change
                                                                                                    1997
                                                                                                     vs.
                                                       1996                    1997                 1996
                                                       ----                    ----                 ----
          Statement of Operations Data:
          Revenues
             Telecommunication services              100.0%                   74.2%                  3.3%
             Cable services..................           ---                   25.8%                   ---
          Total revenues.....................        100.0%                  100.0%                 39.2%
             Cost of sales and services......         56.1%                   51.4%                 27.5%
             Selling, general and
                administrative expenses......         28.5%                   30.8%                 50.5%
             Depreciation and
                amortization.................          5.0%                   11.6%                224.3%
          Operating income...................         10.4%                    6.2%               (16.6%)
          Net earnings (loss) before income
             taxes...........................          9.7%                  (1.2%)                   ---
          Net earnings (loss) ...............          5.6%                  (1.0%)                   ---

          Other Financial Data:
          Cable operating income (1).........           ---                   18.5%                   ---
          Cable EBITDA  (1) (2)..............           ---                   46.1%                   ---
          Consolidated EBITDA (2)............         15.4%                   18.3%                 66.0%


      (1)  Computed as a percentage of total cable services revenues.
      (2)  Computed before deducting management fees.

Quarter Ended March 31, 1997 ("1997") Compared to Quarter Ended March 31, 1996 ("1996").

      Revenues

      Total revenues increased 39.2% from $38.0 million in 1996 to $52.9 million in 1997. Long distance transmission revenues from commercial, residential, governmental, and other common carrier customers increased 6.5% from $34.1 million in 1996 to $36.3 million in 1997. This increase in revenues resulted in part from a 12% increase in minutes of interstate traffic carried, which traffic totaled 149.3 million minutes and a 9.4% increase in intrastate traffic, which traffic totaled 31.5 million minutes during the quarter. The increases in traffic resulted from growth in the underlying economy, usage stimulation resulting from reductions in rates, an increase in the number of presubscribed lines assigned to the Company, and an expansion of the Company's service area resulting from turn-up of a number of new satellite earth station facilities located in rural Alaska. Revenue and minutes growth were also driven by an increase in services provided to other common carriers (principally MCI and Sprint), which other common carrier revenues increased from $10.7 million in 1996 to $13.4 million in 1997. System sales and network service revenues decreased 20.7% from $2.9 million in 1996 to $2.3 million in 1997, principally due to the temporary increase in the level of activity in the prior year related to the provision of services under a new outsourcing contract with National Bank of Alaska. Private line and private network transmission revenues increased 5.9% from $3.4 million in 1996 to $3.6 million in 1997. The Company reported three months of cable services revenues in 1997 following its acquisition of the Cable Systems effective October 31, 1996. The Company estimates that its facilities pass approximately 162,700 homes in Alaska and that it has 104,423 basic subscribers as of March 31, 1997. There was little change in the number of subscribers, the rates charged those subscribers, and the number of homes passed by the Cable Systems during the three-month period ended March 31, 1997.

      The increases in telecommunication services revenues were offset in part by a 6.0% reduction in the Company's average rate per minute on long distance traffic from $.184 per minute in 1996 to $.173 per minute in 1997. The decrease in the average rate per minute resulted from the Company's promotion of and customer's widespread acceptance of new calling plans offering discounted rates and length of service rebates.

      Cost of Sales and Services

      Cost of sales and services totaled $21.3 million in 1996 and $27.2 million in 1997. $3.2 million of this increase resulted from cable services programming and copyright charges incurred during the first quarter of 1997. Long distance transmission services costs increased from $19.2 million in 1996 to $21.7 million in 1997. The increase in transmissions costs was approximately proportional to the increase in the number of minutes carried in the first quarter of 1997

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 50.9% from $10.8 million in 1996 to $16.3 million in 1997, and, as a percentage of revenues, increased from 28.5% in 1996 to 30.7% in 1997. Selling, general and administrative expenses increased as a result of increased sales and customer service volumes, and was offset by a reduction in sales, advertising and telemarketing costs which totaled $3.1 million in 1996 as compared to $2.9 million in 1997. Bad debt expense totaling $523,000 for 1997 compared to $397,000 in 1996 (directly associated with increased revenues). Selling, general and administrative expenses also increased in 1997 due to increased personnel and other costs totaling $1.1 million in sales, engineering, operations, accounting, human resources, legal and regulatory, and management information services. Such costs were associated with the development and introduction, or planned introduction, of new products and services including local services, PCS services, and Internet services. Cable services selling, general and administrative costs totaled $4.4 million during the quarter ended March 31, 1997.

      Depreciation and Amortization

      Depreciation and amortization expense increased $4.2 million from $1.9 million in 1996 to $6.1 million in 1997. Of this increase, $3.5 million resulted from the Company's acquisition of the Cable Systems effective October 31, 1996 with the balance of the increase attributable to the Company's $38 million investment in facilities during 1996.

      Interest Expense, Net

      Interest expense, net of interest income, increased from $260,000 in 1996 to $3.9 million in 1997. This increase resulted primarily from increases in the Company's average outstanding indebtedness resulting primarily from its acquisition of the Cable Systems and investment in new facilities during 1996, offset in part by increases in the amount of interest capitalized during 1997.

      Income Tax Expense

      Income tax expense decreased from $1.6 million in 1996 to a benefit of $132,000 in 1997 due to the Company incurring a net loss before income taxes in 1997 as compared to net earnings in 1996. The Company's effective income tax rate decreased from 42.0% in 1996 to 20.1% in 1997 due to the net loss and the proportional amount of items that are nondeductible for tax purposes.

      As a result of its acquisition of the Cable Systems described further below, the Company acquired net operating loss carryforwards for income tax purposes totaling $58.5 million which begin to expire in 2004 if not utilized. The Company's utilization of these carryforwards is subject to certain limitations pursuant to section 382 of the Internal Revenue Code. A valuation allowance of $8.1 million was established to offset the deferred tax assets related to these carryforwards due to uncertainty regarding realizability. The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward periods are reduced.

                         Liquidity and Capital Resources

      The Company reported cash flows from operating activities in 1997 of $1.8 million net of changes in the components of working capital. Additional sources of cash in 1997 included long-term borrowings of $10 million. The Company issued subordinated notes in 1996 totaling $10 million as a portion of the consideration for the acquisition of the Cable Systems. The notes were converted in accordance with their terms into approximately 1.5 million shares of the Company's Class A Common Stock in January 1997.

      The Company's expenditures for property and equipment, including construction in progress, totaled $9.5 million and $7.0 million during 1997 and 1996, respectively. The Company's capital expenditures plan for 1997 includes approximately $65 to $70 million in capital necessary to pursue its business plans, to maintain the network and to enhance transmission capacity to meet projected traffic demands. Planned capital expenditures over the next five years include $245 million to $265 million for long-distance network expansion, $140 million to $160 million for facilities and equipment necessary to commence providing local exchange and PCS services, and $65 million to $85 million for upgrades to the Cable Systems. Sources of funds for these planned capital expenditures will likely include internally generated cash flows, borrowings under the Company's credit facilities, and additional debt and equity offerings. Sufficient additional financing has not been arranged as of May 14, 1997 for total planned capital expenditures. To the extent that the necessary financing is not obtained, certain of the Company's capital expenditures will be postponed until such financing is obtained.

      Other uses of cash during 1997 included repayment of $10.4 million of long-term borrowings and capital lease obligations and issuance of $337,000 of notes receivables.

      Net receivables increased $5.0 million from March 31, 1996 to March 31, 1997 resulting from: (1) increased message telephone service revenues in 1997 as compared to 1996; (2) increased amounts due from other common carriers attributed to growth in their traffic carried by the Company; (3) increased private line sales activity in 1997 as compared to 1996; and (4) increases in receivables resulting from the cable company acquisitions.

      The Company reported a working capital deficit of $27.3 million as of March 31, 1997 as compared to a working capital deficit of $22.8 million at December 31, 1996. As disclosed in Note 3 to the accompanying Interim Condensed Consolidated Financial Statements, during April 1997 the Company extended the maturity of its telephony senior credit facility from April 1997 to July 1997. Since the entire facility matures within the twelve-month period ending March 31, 1998, the outstanding balance as of March 31, 1997 was included in current maturities of long-term debt. Except for the classification of the Company's senior indebtedness as current, working capital at March 31, 1997 totaled $4.6 million, a $4.6 million decrease from working capital similarly recomputed at December 31, 1996. The Company expects to further extend or refinance its senior credit facility prior to its due date.

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

      Alaska Economy

      The Company offers telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, the Company's growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, in particular oil production, as well as tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on the Company. Oil revenues over the past several years have contributed in excess of 75% of unrestricted state government revenues from all segments of the Alaska economy. The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in 1988. Over the past several years, it has begun to decline and is expected to average approximately 1.4 million barrels per day in 1997. The volume of oil transported by that pipeline is expected to decrease to 1.0 million barrels per day in less than ten years, based upon present developed oil fields using the pipeline for transport.

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

      Accounting Pronouncement

      Financial Accounting Standards No. 128, Earnings Per Share, supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or common stock equivalents. The statement replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

      Due to an immaterial difference between Primary and Fully Diluted EPS, the Company has historically only presented a single EPS. The Company in the future will present both Basic and Diluted EPS for income (loss) from continuing operations and net income (loss). The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. After adoption, all prior period EPS data will be restated. The adoption of the new statement will have minimal effect on the Company's EPS.

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

           Information regarding pending legal proceedings to which the Company is a party is included in Note 5 of Notes to Interim Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits:
                   Exhibit 10.1 - First  Amendment to Third Amended and Restated
                        Credit Agreement entered into among GCI Communication Corp., NationsBank of Texas, N.A., Toronto Dominion (Texas), Inc., Credit Lyonnais New York Branch, and National Bank of Alaska.
                   Exhibit 27 - Financial Data Schedule

           (b) Reports on Form 8-K filed during the quarter ended March 31, 1997 - None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     GENERAL COMMUNICATION, INC.



        May 14, 1997        By:                      /s/ Ronald A. Duncan
           (Date)                                   Ronald A. Duncan, President
                                                    and Director
                                                    (Principal Executive
                                                    Officer)



        May 14, 1997        By:                      /s/ John M. Lowber
           (Date)                                   John M. Lowber, Senior Vice
                                                    President and Chief
                                                    Financial Officer
                                                    (Principal Financial
                                                    Officer)



        May 14, 1997        By:                      /s/ Alfred J. Walker
           (Date)                                   Alfred J. Walker, Vice
                                                    President and Chief
                                                    Accounting Officer
                                                    (Principal Accounting
                                                    Officer)