Form 10-Q
period 1997-06-30
GENERAL COMMUNICATION INC
filed 1997-08-14
CIK 808461

As filed with the Securities and Exchange Commission on August 14, 1997.
============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

                                   (Mark One)
           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                                       OR

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

      The number of shares outstanding of the registrant's classes of common stock, as of August 1, 1997 was:
                   45,268,680 shares of Class A common stock; and
                    4,067,253 shares of Class B common stock.
============================================================================

                                     INDEX

                           GENERAL COMMUNICATION, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997


                                                                                                    PAGE NO
                                                                                                    -------
PART I.  FINANCIAL INFORMATION

                  Item l.      Consolidated Financial Statements..........................................3

                               Consolidated Balance Sheets as of June 30, 1997 and
                                  December 31, 1996.......................................................3

                               Consolidated Statements of Operations for the three
                                  and six months ended June 30, 1997 and 1996.............................5

                               Consolidated Statements of Stockholders'
                                 Equity for the six months ended June 30, 1997
                                 and 1996.................................................................6

                               Consolidated Statements of Cash Flows for the six
                                  months ended June 30, 1997 and 1996.....................................7

                               Notes to Interim Condensed Consolidated Financial
                                  Statements..............................................................8

                  Item 2.      Management's Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations............................................................13


PART II.  OTHER INFORMATION

                  Item 1.      Legal Proceedings..........................................................23

                  Item 6.      Exhibits and Reports on Form 8-K...........................................23


SIGNATURES................................................................................................24



PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                         GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS


                                                                           (Unaudited)
                                                                             June 30,       December 31,
                            ASSETS                                             1997             1996
------------------------------------------------------------------     ---------------- -----------------
                                                                              (Amounts in thousands)
Current assets:
     Cash and cash equivalents                                           $     7,225            13,349
     Receivables, net of allowance for doubtful
         receivables of $905 and $597                                         32,074            28,768
     Prepaid and other current assets                                          2,723             2,236
     Deferred income taxes, net                                                1,047               835
     Inventories                                                               3,237             1,589
     Notes receivable                                                            588               325
                                                                             -------           -------
         Total current assets                                                 46,894            47,102
                                                                             -------           -------

Property and equipment in service, net                                       133,877           115,981
Construction in progress                                                      15,864            20,770
                                                                             -------           -------
         Net property and equipment                                          149,741           136,751
                                                                             -------           -------

Other assets:
     Deferred loan costs, net                                                    689               900
     Notes receivable                                                          1,297             1,016
     Transponder deposit                                                       9,100             9,100
     Other assets, at cost, net                                                2,113             1,546
     Intangible assets, net                                                  247,575           250,920
                                                                             -------           -------
         Total other assets                                                  260,774           263,482
                                                                             -------           -------

         Total assets                                                    $   457,409           447,335
                                                                             =======           =======

     See  accompanying  notes  to  interim  condensed   consolidated   financial
statements.




                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                           (Unaudited)
                                                                            June 30,       December 31,
             LIABILITIES AND STOCKHOLDERS' EQUITY                             1997             1996
-------------------------------------------------------------------     ---------------  ----------------
                                                                              (Amounts in thousands)
   Current liabilities:
      Current maturities of long-term debt                                $    1,824         31,969
      Current maturities of obligations under capital leases                       3             71
      Accounts payable                                                        24,937         23,677
      Accrued payroll and payroll related obligations                          3,039          3,830
      Accrued liabilities                                                      5,192          4,173
      Accrued interest                                                         2,240          2,708
      Subscriber deposits and deferred revenues                                3,542          3,449
                                                                             -------        -------
         Total current liabilities                                            40,777         69,877

      Long-term debt, excluding current maturities                           219,063        191,273
      Obligations under capital leases due to related parties,
         excluding current maturities                                            636            675
      Deferred income taxes, net                                              36,389         33,720
      Other liabilities                                                        2,125          2,236
                                                                             -------        -------
         Total liabilities                                                   298,990        297,781
                                                                             -------        -------

   Stockholders' equity:
   Common stock (no par):
      Class A.  Authorized 50,000,000 shares; issued and
         outstanding 38,167,109 and 36,586,973 shares at
         June 30, 1997 and December 31, 1996, respectively                   123,513        113,421
      Class B.  Authorized 10,000,000 shares; issued and
         outstanding  4,068,934 and 4,074,028 shares at June
         30, 1997 and December 31, 1996, respectively; convertible
         on a share-per-share basis into Class A common stock                  3,432          3,432
      Less cost of 202,768 and 199,081 Class A common shares
         held in treasury at June 30, 1997 and December 31, 1996,
         respectively                                                        (1,039)        (1,010)

   Paid-in capital                                                             4,388          4,229
   Retained earnings                                                          28,125         29,482
                                                                             -------        -------

         Total stockholders' equity                                          158,419        149,554
                                                                             -------        -------
   Commitments and contingencies (note 5)
         Total liabilities and stockholders' equity                       $  457,409        447,335
                                                                             =======        =======

See accompanying notes to interim condensed consolidated financial statements.




                             GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Operations
                                                        (Unaudited)                    (Unaudited)
                                                   Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                   1997            1996           1997            1996
                                                  ------          ------         ------          ------
                                                    (Amounts in thousands expect per share amounts)
Revenues:
  Telecommunication services                   $  42,131          39,199         81,356          77,169
  Cable services                                  14,055            ---          27,711            ---
                                                  ------          ------        -------          ------
    Total revenues                                56,186          39,199        109,067          77,169

Cost of sales and services                        29,778          22,474         56,946          43,776
Selling, general and administrative
   expenses                                       18,014          10,837         34,315          21,670
Depreciation and amortization                      5,608           1,918         11,728           3,805
                                                 -------          ------        -------          ------

      Operating income                             2,786           3,970          6,078           7,918

Interest expense, net                              4,228             368          8,177             628
                                                 -------          ------        -------          ------

      Net earnings (loss) before income
            taxes                                (1,442)           3,602         (2,099)          7,290

Income tax expense (benefit)                       (610)           1,452           (742)          3,002
                                                 -------          ------        -------          ------

      Net earnings (loss)                      $   (832)           2,150         (1,357)          4,288
                                                 =======          ======        =======          ======

      Net earnings (loss) per common
          share                                $  (0.02)            0.09         (0.03)            0.17
                                                 =======          ======        =======          ======


Weighted average number of shares
  of common stock and common
  stock equivalents outstanding                   43,474          25,134         43,418          25,025
                                                 =======          ======        =======          ======

See accompanying notes to interim condensed consolidated financial statements.



                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                                                             Class A
      (Unaudited)                                 Shares of        Class A       Class B     Shares
                                                 Common Stock      Common        Common      Held in   Paid-in   Retained
(Amounts in thousands)                         Class A   Class B    Stock         Stock     Treasury   Capital   Earnings
                                               -------   -------   --------      -------    --------   -------   --------
Balances at December 31, 1995                  19,680      4,176   $ 13,912       3,432       (389)     4,041     22,020

Net earnings                                      ---        ---        ---         ---         ---       ---      4,288
Tax effect of excess stock
  compensation expense for tax
  purposes over amounts recognized
  for financial reporting purposes                ---        ---        ---         ---         ---        85        ---
Class B shares converted to Class A                16       (16)
Shares issued under stock option plan              72        ---        103         ---         ---       ---        ---
Shares issued and issuable under officer
  stock option agreements                          ---       ---         ---        ---         ---         1        ---
                                               --------------------------------------------------------------------------

Balances at June 30, 1996                      19,768      4,160   $ 14,015       3,432       (389)     4,127     26,308

                                               ==========================================================================

Balances at December 31, 1996                  36,587      4,074    113,421       3,432     (1,010)     4,229     29,482

Net loss                                          ---        ---        ---         ---         ---       ---     (1,357)

Tax effect of excess stock  compensation
  expense for tax purposes  over amounts
  recognized for financial reporting
  purposes                                        ---        ---        ---         ---         ---       159        ---
Class B shares converted to Class A                 5        (5)        ---         ---         ---       ---        ---
Shares issued upon conversion of
    convertible note (notes 2 and 4)            1,538        ---      9,983         ---         ---       ---        ---
Shares purchased and held in Treasury             ---        ---        ---         ---        (29)       ---        ---
Shares issued under stock option plan              37        ---        109         ---         ---       ---        ---
                                               --------------------------------------------------------------------------

Balances at June 30, 1997                      38,167      4,069   $123,513       3,432     (1,039)     4,388     28,125

                                               ==========================================================================

See accompanying notes to interim condensed consolidated financial statements.



                                 GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  (Unaudited)
                                                                                Six Months Ended
                                                                                    June 30,
                                                                           1997                1996
                                                                      ----------------    ----------------
                                                                             (Amounts in thousands)
Cash flows from operating activities:
   Net earnings (loss)                                                 $  (1,357)            4,288
   Adjustments to reconcile net earnings (loss)
      to net cash provided by operating activities:
         Depreciation and amortization                                    11,728             3,805
         Deferred income tax expense                                       2,457               838
         Deferred compensation and compensatory
           stock options                                                    (111)              189
         Bad debt expense, net of write-offs                                 308                16
         Other noncash income and expense items                              168               (25)
         Change in operating assets and liabilities
           (note 2)                                                       (4,636)           (6,214)
                                                                         -------           --------
   Net cash provided by operating activities                               8,557             2,897
                                                                         -------           --------
Cash flows from investing activities:
      Purchases of property and equipment                                (21,100)          (16,734)
      Refunds of long-term deposits and purchases of
           other assets                                                     (655)             (924)
      Payment of transponder deposit                                         ---            (7,800)
      Notes receivable issued                                               (549)             (290)
      Payments received on notes receivable                                    5                 6
                                                                         -------           --------
Net cash used in investing activities                                    (22,299)          (25,742)
                                                                         -------           --------
Cash flows from financing activities:
      Long-term borrowings                                                20,000            21,100
      Repayments of long-term borrowings and capital
           lease obligations                                             (12,462)             (984)
      Proceeds from common stock issuance                                    109               103
      Purchase of treasury stock                                             (29)              ---
                                                                         -------           --------
Net cash provided by financing activities                                  7,618            20,219
                                                                         -------           --------

Net decrease in cash and cash equivalents                                 (6,124)           (2,626)

    Cash and cash equivalents at beginning of period                      13,349             4,017
                                                                          ------           --------

    Cash and cash equivalents at end of period                         $   7,225             1,391
                                                                           =====           ========

       See accompanying notes to interim condensed consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

           Notes to Interim Condensed Consolidated Financial Statements

                                   (Unaudited)



 (l)       General

           The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements include the consolidated accounts of General Communication, Inc. and its wholly-owned subsidiaries (collectively, the "Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year information has been reclassified to conform to the current quarter presentation.
           Operating results for the quarter ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

           Reclassifications have been made to the 1996 financial statements to make them comparable with the 1997 presentation.

(2)        Consolidated Statements of Cash Flows Supplemental Disclosures

           Changes  in  operating   assets  and   liabilities   consist  of  (in
           thousands):

                                                                                  (Unaudited)
               Six-month periods ended June 30,                               1997           1996
                                                                          -----------    ----------
                                                                            (Amounts in thousands)
               Increase in trade and other receivables                    $ (1,478)        (4,074)
               Increase in income tax receivable                            (2,136)          (728)
               Increase in prepaid and other current
                  assets                                                      (487)          (728)
               (Increase) decrease in inventory                             (1,648)            39
               Increase (decrease in accounts payable                        1,260           (547)
               Increase in accrued liabilities                               1,019            274
               Increase (decrease) in accrued payroll and
                  payroll related obligations                                 (791)           302
               Increase in accrued income taxes                                ---           (547)
               Increase (decrease) in accrued interest                        (468)            77
               Increase (decrease) in deferred revenues                         93           (282)
                                                                           --------        --------
                                                                          $ (4,636)        (6,214)
                                                                           ========        =======

           The holders of $10 million of convertible subordinated notes exercised their conversion rights in January 1997 resulting in the exchange of such notes for 1,538,457 shares of the Company's Class A common stock.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

           Notes to Interim Condensed Consolidated Financial Statements

                                   (Unaudited)


           Income taxes paid totaled $0 and $3,440,500 during the six-month periods ended June 30, 1997 and 1996, respectively.

           Interest paid totaled $9,649,000 million and $874,000 during the six-month periods ended June 30, 1997 and 1996, respectively.

           The Company recorded $159,000 and $85,000 during the six months ended June 30, 1997 and 1996, respectively, as paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

 (3)       Long-term Debt

           The Company extended the maturity date of its $62.5 million interim telephony credit facility during April 1997. The interim facility matured in July 1997 and was repaid at maturity from proceeds from the Company's public stock and debt offerings and a new credit facility. See Note (6).

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

            Litigation

            The Company is involved in various lawsuits and legal proceedings which have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

            Notes to Interim Condensed Consolidated Financial Statements

                                   (Unaudited)


           Cable Service Rate Deregulation

           Beginning in April 1993, the Federal Communications Commission ("FCC") adopted regulations implementing the Cable Television Consumer Protection and Competition Act of 1992. Included are rules governing rates charged by cable operators for the basic service tier, the installation, lease and maintenance of equipment (such as converter boxes and remote control units) used by subscribers to receive this tier and for cable programming services other than programming offered on a per-channel or per-program basis (the "regulated services"). Generally, the regulations require affected cable systems to charge rates for regulated services that have been reduced to prescribed benchmark levels, or alternatively, to support rates using costs-of-service methodology.

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

           In order for the State of Alaska to exercise rate regulation authority over the Company's basic service rates, 25% of a systems' subscribers must request such regulation by filing a petition with the APUC. At June 30, 1997, the State of Alaska has rate regulation authority over the Juneau system's basic service rates. (The Juneau system serves 9% of the Company's total basic service subscribers at June 30, 1997.) Juneau's current rates have been approved by the APUC and there are no other pending filings with the APUC, therefore, there is no refund liability for basic service at this time.

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

           In February 1996, the Telecommunications Act of 1996 was signed into federal law which impacts the cable industry. Most notably, the bill allows cable system operators to provide telephony services, allows telephone companies to offer video services, and provides for deregulation of cable programming service rates by 1999. Management of the Company believes the bill will not have a significant adverse impact on the financial position or results of operations of the Company.

                 GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

           Notes to Interim Condensed Consolidated Financial Statements

                                   (Unaudited)


(6)        Subsequent Events

           Undersea Fiber Optic Cable Contract Commitment

           The Company signed a contract in July, 1997 for the construction of a $115 million fiber optic cable connecting the cities of Anchorage, Juneau and Seattle via a subsea route. Subsea and terrestrial connections will extend the fiber optic cable to Fairbanks via Whittier and Valdez. Construction efforts will begin during the late summer of 1998 with commercial services expected to commence in December 1998. Pursuant to the contract, the Company paid $8.2 million August 1, 1997 and will pay the remaining balance in installments through December 1998 based on completion of certain key milestones. Approximately $50 million of proceeds from the public offerings described below will be contributed to Alaska United Fiber System Partnership, a wholly owned partnership recently created to construct and deploy the fiber optic cable. Additional committed bank debt will fund the remaining cost of construction and deployment.

           Public Offerings and Debt Refinancing

           General Communication, Inc. issued 7,000,000 shares of its class A common stock on August 1, 1997 for $7.25 per share, before deducting underwriting discounts and commissions. Net proceeds to General Communication, Inc. totaled $47,959,100.

           Concurrently with the stock offering, $180,000,000 of 9.75% senior notes due 2007 were issued by GCI, Inc., a newly created wholly owned subsidiary of General Communication, Inc. Net proceeds to GCI, Inc. after deducting underwriting discounts and commissions totaled $174,600,000.

           The Company, through its subsidiary GCI Holdings, Inc. ("Holdings", a newly created wholly owned subsidiary of GCI, Inc.) entered into a new $250,000,000 credit facility effective August 1, 1997 that matures on June 30, 2005 and bears interest at either Libor plus 0.75% to 2.5%, depending on the leverage ratio of Holdings and its restricted subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and its restricted subsidiaries. $57,700,000 was borrowed under the credit agreement on August 1, 1997.

           Net proceeds of the stock and senior note offerings and an initial draw on the new credit facility were used to reduce borrowings outstanding under the Company's credit facilities in place as of June 30, 1997 and to provide initial funding for construction of the undersea fiber optic cable described above. The Company expects to borrow funds under its new credit facility in the future to fund capital expenditures and for other general corporate purposes.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

            Notes to Interim Condensed Consolidated Financial Statements

                                   (Unaudited)

( 7 )      Supplemental financial information
           ----------------------------------
                 (Amounts in thousands)
(Unaudited)
                                               ------------------------------------------------- ------------
Six-month periods ended June 30,                                     1997                           1996
---------------------------------------------- ------------------------------------------------- ------------
                                                  Long-                                              Long-
                                                 Distance      Cable       Local     Combined      Distance
                                               ------------------------------------------------- ------------
Revenues:
   Telecommunication revenues                   $  81,356          ---       ---      81,356         77,169
   Cable revenues                                     ---       27,711       ---      27,711            ---
                                               ------------------------------------------------- ------------
Total revenues                                     81,356       27,711       ---     109,067         77,169
                                               -------------------------------------------------- ------------

Cost of sales and services:
   Distribution costs and costs of
     services                                      50,379          ---       236      50,615         43,776
   Programming and copyright
     costs                                            ---        6,331       ---       6,331            ---
                                               -------------------------------------------------- ------------
Total cost of sales and services                   50,379        6,331       236      56,946         43,776
                                               -------------------------------------------------- ------------

Selling, general and administrative expenses:
   Operating and engineering                        5,430          ---       ---       5,430          5,445
   Cable television, including
       management fees of $545                        ---        9,286       ---       9,286            ---
   Sales and communications                         6,580          ---       229       6,809          5,848
   General and administrative                       9,969          ---       779      10,748          8,670
   Legal and regulatory                               696          ---       204         900            850
   Bad debts                                          936          206       ---       1,142            857
                                               -------------------------------------------------- ------------

Total selling, general and administrative
     expenses                                      23,611        9,492     1,212      34,315         21,670
                                               -------------------------------------------------- ------------

Depreciation and amortization                       4,918        6,810       ---      11,728          3,805
                                               -------------------------------------------------- ------------
     Operating income (loss)                    $   2,448        5,078    (1,448)      6,078          7,918
                                               ================================================== ============


PART I.
ITEM 2.



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Interim Condensed Consolidated Financial Statements and the notes thereto. As used herein, EBITDA consists of earnings before interest (net), income taxes, depreciation, amortization and other income (expense). EBITDA is a measure commonly used in the telecommunications and cable television industries to analyze companies on the basis of operating performance. It is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.

                                    OVERVIEW

The Company has historically reported revenues principally from the provision of interstate and intrastate long distance telecommunications services to residential, commercial and governmental customers and to other common carriers (principally MCI Telecommunications, Inc. ("MCI") and U.S. Sprint ("Sprint")). These services accounted for approximately 93.5% of the Company's telecommunications services revenues during the first six months of 1997. The balance of telecommunications services revenues have been attributable to corporate network management contracts, telecommunications equipment sales and service and other miscellaneous revenues (including revenues from prepaid and debit calling cards, the installation and leasing of customers' VSAT equipment and fees charged to MCI and Sprint for certain billing services). Factors that have the greatest impact on year-to-year changes in telecommunications services revenues include the rate per minute charged to customers and usage volumes, usually expressed as minutes of use. These factors in turn depend in part upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, in particular oil production, as well as tourism, government and United States military spending.

The Company's telecommunications cost of sales and services has consisted principally of the direct costs of providing services, including local access charges paid to local exchange carriers ("LECs") for the origination and termination of long distance calls in Alaska, fees paid to other long distance carriers to carry calls that terminate in areas not served by the Company's network (principally the lower 49 states, most of which calls are carried over MCI's network, and international locations, which calls are carried principally over Sprint's network), and the cost of equipment sold to the Company's customers. During the first six months of 1997, local access charges accounted for 45.6% of telecommunications cost of sales and services, fees paid to other long distance carriers represented 37.0%, satellite transponder lease and undersea fiber maintenance costs represented 8.4%, and telecommunications equipment accounted for 3.4% of telecommunications cost of sales and services.

The Company's telecommunications selling, general, and administrative expenses have consisted of operating and engineering, service, sales and marketing, management information systems, general and administrative, legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities and certain equipment costs). A significant portion of telecommunications selling, general, and administrative expenses, 27.9% during the six months ended June 30, 1997, represents the cost of the Company's advertising, promotion and market analysis programs.

Following the cable system acquisitions effective October 31, 1996, the Company now reports a significant level of revenues and EBITDA from the provision of cable services. During the first six months of 1997, cable revenues and EBITDA represented 25.4% and 66.8%, respectively, of consolidated revenues and EBITDA. The cable systems serve 21 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

The Company  generates cable services  revenues from three primary sources:  (1)
programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; and (3) advertising sales. During the six months ended June 30, 1997 programming services generated 85.9% of total cable services revenues, equipment rental and installation fees accounted for 8.0% of such revenues, advertising sales accounted for 3.7% of such revenues, and other services accounted for the remaining 2.4% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services, and the average number of subscribers during a given reporting period.

The cable systems' operating, selling, general and administrative expenses have consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising, rental expense, property taxes and depreciation and amortization. In the first six months of 1997 programming and copyright expenses represented approximately 27.8% of total cable operating expenses. Marketing and advertising costs represented approximately 1.8% of such total expenses and depreciation and amortization represented 30.1% of such expenses. The Company anticipates that depreciation and amortization and interest expense on a consolidated basis will be substantially higher in 1997 as compared to 1996 resulting primarily from the cable company acquisitions. As a result, the Company anticipates recording a net loss in 1997.

The Company expects to commence offering local exchange services initially in Anchorage during the second half of 1997, and expects that local exchange services will represent less than 2.0% of revenues in 1997 and less than 8.0% of revenues in 1998. The Company expects that it will generate moderately negative EBITDA from local exchange services during this time period.

In 1995 the Company began developing plans for PCS wireless communications service deployment and is currently evaluating various technologies for a proposed PCS network. The Company expects to launch PCS service in Anchorage as early as 1999.


RESULTS OF OPERATIONS

The following table sets forth selected financial data of the Company as a percentage of total revenues for the periods indicated and the percentage changes in such data as compared to the corresponding prior year period:


                                                                                              Percentage Change
                                                                                          Six Months    Three Months
                                           Six Months Ended       Three Months Ended       1997 vs.       1997 vs.
                                               June 30,                June 30,           Six Months    Three Months
                                            1996       1997        1996        1997          1996          1996
                                            ----       ----        ----        ----          ----          ----
Statement of Operations Data:
Revenues
   Telecommunications services            100.0%       74.6%      100.0%       75.0%          5.4%          7.5%
   Cable services                           0.0%       25.4%        0.0%       25.0%           ---           ---
                                      ---------------------------------------------------------------------------
Total revenues                            100.0%      100.0%      100.0%      100.0%         41.3%         43.3%
   Cost of sales and services              56.7%       52.2%       57.3%       53.0%         30.1%         32.5%
   Selling, general and
      administrative expenses              28.1%       31.5%       27.6%       32.1%         58.4%         66.2%
   Depreciation and amortization            4.9%       10.8%        4.9%       10.0%        208.2%        192.4%
                                      ---------------------------------------------------------------------------
Operating income                           10.3%        5.6%       10.1%        5.0%        -23.2%        -29.8%
Net earnings (loss) before
   income taxes                             9.4%       -1.9%        9.2%       -2.6%       -128.8%       -140.0%
Net earnings (loss)                         5.6%       -1.2%        5.5%       -1.5%       -131.6%       -138.7%

Other Operating Data:
Cable operating income (1)                  0.0%       18.3%        0.0%       18.1%            NA            NA
Cable EBITDA (1)                            0.0%       42.9%        0.0%       41.7%            NA            NA
Consolidated EBITDA                        15.2%       16.3%       15.0%       14.9%         51.9%         42.6%

--------------------------------------
(1) Computed as a percentage of total cable services revenues.

THREE MONTHS ENDED JUNE 30, 1997 ("1997") COMPARED TO THREE MONTHS ENDED JUNE 30, 1996 ("1996")

REVENUES. Total revenues increased 43.4% from $39.2 million in 1996 to $56.2 million in 1997. Long distance transmission revenues from commercial, residential, governmental, and other common carrier customers increased 9.2% from $36.0 in 1996 to $39.3 million in 1997. This increase in revenues resulted in part from a 8.4% increase in minutes of interstate and international traffic carried, which traffic totaled 153.0 million minutes during the quarter, and a 10.8% increase in minutes of intrastate traffic, which traffic totaled 33.9 million minutes during the quarter. The increases in traffic resulted from growth in the underlying economy, usage stimulation resulting from reductions in rates, an increase in the number of presubscribed lines assigned to the Company, and an expansion of the Company's service area resulting from the turn-up of a number of new satellite earth station facilities located in rural Alaska. Revenue and minutes growth were also driven by an increase in services provided to other common carriers (principally MCI and Sprint), which other common carrier revenues increased 16.5% from $12.1 million in 1996 to $14.1 million in 1997. Private line and private network transmission revenues increased 5.1% from $3.9 million in 1996 to $4.1 million in 1997. The Company reported six months of cable services revenues in 1997 following its acquisition of the cable systems effective October 31, 1996. There was little change in the number of subscribers or the number of homes passed by the cable systems during the three-month period ended June 30, 1997. Anchorage area basic rates were increased approximately 4.4% in April 1997 to reduce margin compression resulting from increasing programming costs.

The increases in telecommunication services revenues were offset in part by a 2.7% reduction in the Company's average revenue per minute on long distance traffic from $0.183 per minute for the second quarter of 1996 to $0.178 per minute for the same period of 1997. The decrease in the average revenue per minute resulted from the Company's promotion of, and customers' acceptance of new calling plans offering discounted rates and length of service rebates, offset in part by an increase in calling card rates commencing May 1997.

COST OF SALES AND SERVICES. Cost of sales and services totaled $22.5 million in 1996 and $29.8 million in 1997. Of this increase, $3.2 million resulted from cable services programming and copyright charges incurred during 1997. Transmission access and distribution costs, which represent cost of sales for transmission services, increased 16.5% from $20.6 million in 1996 to $24.0 million in 1997 and amounted to approximately 57.1 percent and 60.9 percent of transmission revenues in 1996 and 1997, respectively. The increase in distribution costs as a percentage of transmission revenues results primarily from reduced average rate per minute billed to customers in 1997 as compared to 1996 without an offsetting reduction in the rate per minute billed to the Company for access and termination services. Additionally, 1996 costs were
reduced  by  a  refund   received  in  the  second   quarter  of  1996  totaling
approximately $530,000 from the National Exchange Carriers Association in respect of earnings which exceeded regulatory requirements. 1996 transmission access and distribution costs excluding this refund were 58.6% of transmission services revenues. Changes in distribution costs as a percentage of revenues will also occur as the Company's traffic mix changes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 66.7% from $10.8 million in 1996 to $18.0 million in 1997, and, as a percentage of total revenues, increased from 27.6% in 1996 to 32.1% in 1997. Selling, general and administrative expenses increased as a result of (1) increased sales, advertising and telemarketing costs which totaled $2.8 million in 1996 as compared to $3.9 million in 1997; (2) bad debt expense totaling $460,000 in 1996 compared to $619,000 in 1997 (directly associated with increased revenues); and (3) increased costs totaling $850,000 in engineering, operations, accounting, human resources, legal and regulatory, and management information services. Such costs were associated with the development and introduction, or planned introduction, of new products and services including local exchange services, PCS services, and Internet services. Cable services selling, general and administrative costs totaled $5.0 million in 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $3.7 million from $1.9 million in 1996 to $5.6 million in 1997. Of this increase, $3.3 million resulted from the Company's acquisition of the cable systems effective October 31, 1996, with the balance of the increase attributable to the Company's $38.6 million investment in facilities during 1996 for which a full year of depreciation will be recorded during the year ending December 31, 1997.

INTEREST EXPENSE, NET. Interest expense, net of interest income, increased from $368,000 in 1996 to $4.2 million in 1997. This increase resulted primarily from increases in the Company's average outstanding indebtedness incurred in connection with its acquisition of the cable systems and investment in new facilities during 1996, offset in part by increases in the amount of interest capitalized during 1997.

INCOME TAX EXPENSE. Income tax expense decreased from $1.5 million in 1996 to a benefit of $610,000 in 1997 due to the Company incurring a net loss before income taxes in 1997 as compared to net earnings in 1996.

SIX MONTHS ENDED JUNE 30, 1997 ("1997") COMPARED TO SIX MONTHS ENDED JUNE 30, 1996 ("1996")

REVENUES. Total revenues increased 41.3% from $77.2 million in 1996 as compared to $109.1 million in 1997. Long distance transmission revenues from commercial, residential, other common carriers and governmental customers increased 7.8% from $70.1 million in 1996 to $75.6 million in 1997. This increase reflected a 10.1% increase in interstate and international minutes of use to 302 million minutes and a 10.1% increase in intrastate minutes of use to 65.5 million minutes. Approximately $4.8 million of the long distance transmission revenue growth in 1997 was due to a 21.1% increase in revenues from other common carriers (principally MCI and Sprint), from $22.8 million in 1996 to $27.6 million in 1997. Revenue growth in 1997 was also due to (1) a 4.1% increase in private line and private network transmission services revenues, from $7.3 million in 1996 to $7.6 million in 1997; and (2) reporting six months' of cable services revenues in 1997 following the Company's acquisition of the cable systems effective October 31, 1996.

The above increases in revenues were offset in part by a 3.8% reduction in the Company's average revenue per minute on long distance traffic from $0.183 per minute in 1996 to $0.176 per minute in 1997. The decrease in revenues per minute resulted from the Company's promotion of and customers' enrollment in new calling plans offering discounted rates and length of service rebates. Systems sales and services revenues decreased 13.0% from $5.4 million in 1996 to $4.7 million in 1997, primarily due to fewer larger dollar equipment sales in 1997 as compared to 1996.

COST OF SALES AND SERVICES. Cost of sales and services was $43.8 million in 1996 and $56.9 million in 1997. As a percentage of total revenues, cost of sales and services decreased from 56.7% in 1996 to 52.2% in 1997. The decrease in cost of sales and services as a percentage of revenues during 1997 as compared to 1996 resulted primarily from the addition of cable television operations commencing October 31, 1996 which has proportionately lower cost of sales and services as a percentage of revenues than does telecommunication operations.

Transmission access and distribution costs increased 14.8% from $39.8 million in 1996 to $45.7 million in 1997 and amounted to approximately 56.7% and 60.4% of transmission revenues in 1996 and 1997, respectively. The increase in distribution costs as a percentage of transmission revenues results primarily from reduced average rate per minute billed to customers in 1997 as compared to 1996 without an offsetting reduction in the rate per minute billed to the Company for access and termination services. Additionally, 1996 costs were reduced by refunds received in the first and second quarters totaling approximately $960,000 from a local exchange carrier and the National Exchange Carriers Association in respect of earnings by them which exceeded regulatory requirements. 1996 transmission access and distribution costs excluding these refunds were 58.1% of transmission services revenues. Changes in distribution costs as a percentage of revenues will also occur as the Company's traffic mix changes. Increases in cost of products sold and network services cost of sales as a proportion of the associated revenues also contributed to the increase in 1997 costs as compared to 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 58.1% from $21.7 million in 1996 to $34.3 million in 1997. As a percentage of total revenues, selling, general and administrative expenses increased from 28.1% in 1996 to 31.5% in 1997. Selling, general and administrative expenses increased as a result of increased sales and customer service volumes, additional bad debt expense totaling $1.1 million in 1997 compared to $857,000 in 1996 (directly associated with increased revenues), and increased sales, advertising and telemarketing costs totaling $6.8 million in 1997 compared to $5.8 million in 1996, due to the introduction of new services, various marketing plans and other proprietary rate plans. Additionally, selling, general and administrative expenses increased in 1997 due to an increase of approximately $2.2 million in engineering, operations, accounting, human resources, legal and regulatory, and management information services expenses. Such costs were associated with the development and introduction, or planned introduction, of new products and services including local services, cable television services, rural message and data telephone services, PCS services, and Internet services. Cable services selling, general and administrative costs totaled $9.5 million in 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 207.9% from $3.8 million in 1996 to $11.7 million in 1997. This increase resulted primarily from the Company's acquisition of the cable systems effective October 31, 1996.

INTEREST EXPENSE, NET. Interest expense, net of interest income, increased from $628,000 in 1996 to $8.2 million in 1997. This increase resulted primarily from increases in the Company's average outstanding indebtedness resulting primarily from its acquisition of the cable systems and construction of new facilities in rural Alaska, offset in part by increases in the amount of interest capitalized during 1997.

INCOME TAX EXPENSE. Income tax expense decreased from $3.0 million in 1996 to a benefit of $742,000 in 1997 due to the Company incurring a net loss before income taxes in 1997 as compared to net earnings in 1996. The Company's effective income tax rate decreased from 41.2% in 1996 to 35.4% in 1997 due to the net loss and the proportional amount of items that are nondeductible for income tax purposes.

As a result of its acquisition of the cable systems, the Company acquired net operating loss carryforwards ("NOL carryforwards") for income tax purposes totaling $58.5 million which begin to expire in 2004 if not utilized. However, the Company's utilization of these NOL carryforwards is subject to certain limitations pursuant to Section 382 of the Internal Revenue Code. Because of the limitation on the NOL carryforwards, the Company established an $8.1 million valuation allowance to offset the gross amount of the deferred tax asset. The amount of the valuation allowance was based on an estimate of the amount of the NOL carryforwards that will not be utilized, and the effective income tax rate. The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward periods are reduced.

SEASONALITY; FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The following chart provides selected unaudited statement of operations data from the Company's quarterly results of operations during 1996 and 1997:

                                          (Dollars in thousands, except per share amounts)
                                        First        Second       Third      Fourth      Total
                                       Quarter       Quarter     Quarter     Quarter      Year
                                     -----------------------------------------------------------
                1996
Revenues
   Telecommunications services         $  37,969      39,199     38,664      39,587     155,419
   Cable services                            ---         ---        ---       9,475       9,475
                                     -----------------------------------------------------------
Total revenues                            37,969      39,199     38,664      49,062     164,894

Operating income                           3,947       3,970      4,017       4,475      16,409


                                         (Dollars in thousands, except per share amounts)
                                        First        Second       Third      Fourth      Total
                                       Quarter       Quarter     Quarter     Quarter      Year
                                     -----------------------------------------------------------

Net earnings (loss)                    $   2,137       2,150      2,140       1,035       7,462
                                     ===========================================================

Net earnings (loss) per share          $    0.09        0.09       0.09        0.02        0.27
                                     ===========================================================

Cable EBITDA                           $     ---         ---        ---       4,416       4,416


Consolidated EBITDA                    $   5,834       5,888      5,829       8,267      25,818



                1997

Revenues
   Telecommunications services         $  39,225      42,131
   Cable services                         13,656      14,055
                                     ------------------------
Total revenues                            52,881      56,186


Operating income                           3,292       2,786

Net earnings (loss)                    $   (525)       (832)
                                     ========================

Net earnings (loss) per share          $  (0.01)      (0.02)
                                     ========================

Cable EBITDA                           $   6,025       5,863


Consolidated EBITDA                    $   9,412       8,394


Total revenues in the quarter ended June 30, 1997 were $56.2 million, representing a 6.2% increase over total revenues in the first quarter of 1997 of $52.9 million. This increase in revenues resulted in part from (1) by a 7.4% increase in telecommunications services revenues to $42.1 million in the second quarter of 1997 from $39.2 million during the first quarter of 1997. This increase is attributable in part to the increase in minutes of traffic carried during the second quarter of 1997 of approximately 6.0 million minutes as compared to the first quarter of 1997 (a 3.3% increase), (2) an increase in the average rate per minute billed during the second quarter of 1997 of approximately $0.005 as compared to the first quarter of 1997 (a 2.9% increase), and (3) an increase in cable services revenues to $14.1 million in the second quarter of 1997 from $13.7 million in the first quarter of 1997.

Operating expenses increased during the second quarter of 1997 as compared to the first quarter of 1997 principally as a result of (1) turn-up costs, including rent and utilities, of the Company's new rural DAMA satellite earth-station facilities, and (2) personnel, sales, engineering, operations, management information systems, accounting, human resources, legal and regulatory expenses associated with the development and introduction, or planned introduction, of new products and services including local services, PCS services and Internet services.

The Company expects that its EBITDA and EBITDA margins during 1997 may improve due to (1) cable service rate increases beginning in April 1997, and (2) revenue generation from the Company's rural telephony expansion and new service and product offerings to offset expenses already generated by these endeavors. The Company reported a net loss of $832,000 for the second quarter of 1997 as compared to net loss of $525,000 during the first quarter of 1997. The net loss was attributable to (1) increased sales and marketing costs and pre-operating costs for local services incurred during the second quarter of 1997 as compared to the first quarter of 1997, (2) increased interest expense, and (3) margin compression as previously described.

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

ACCOUNTING PRONOUNCEMENTS

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

In February 1997, the Accounting Standards Board issued SFAS No. 129, Disclosure Of Information About Capital Structure. SFAS No. 129 consolidates the existing guidance in authoritative literature relating to a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. Capital structure disclosures required by this standard include liquidation preferences of preferred stock, information about the pertinent rights and privileges of the outstanding equity securities, and the redemption amounts for all issues of capital stock that are redeemable at fixed or determinable prices on fixed or determinable dates. Management of the Company does not expect that adoption of SFAS No. 129 will have a material impact on the Company's financial statement disclosures.

In June 1997, the Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is applicable to all entities that provide a full set of financial statements consisting of a statement of financial position, results of operations and cash flows. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997. Management of the Company does not expect that adoption of SFAS No. 130 will have a material impact on the Company's financial statement disclosures.

In June 1997, the Accounting Standards Board issued SFAS No. 131, Financial Reporting for Segments of a Business Enterprise which applies to all public business enterprises. SFAS No. 131 specifies the computation, presentation, and disclosure requirements for business segment information. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business
Enterprise, but retains the requirement to report information about major customers. It amends SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Management of the Company does not expect that adoption of SFAS No. 131 will have a material impact on the Company's financial statement disclosures.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported cash flows from operating activities during the six months ended June 30, 1997 of $8.6 million, net of changes in the components of working capital. Additional sources of cash during the six months ended June 30, 1997 included long-term borrowings of $20.0 million. The Company's expenditures for property and equipment, including construction in progress, totaled $16.7 million and $21.1 million during the six months ended June 30, 1996 and 1997, respectively. Uses of cash during the first two quarters of 1997 included repayment of $12.5 million of long-term borrowings and capital lease obligations and an increase in notes receivable of $549,000.

Net receivables increased $3.3 million from December 31, 1996 to June 30, 1997 resulting from: (1) increased MTS revenues in 1997 as compared to 1996; (2) increased amounts due from other common carriers attributed to growth in their traffic carried by the Company; and (3) increased private line sales activity in 1997 as compared to 1996.

The Company reported a working capital deficit of $22.8 million as of December 31, 1996. The Company's then existing credit facility matured within the following twelve-month period resulting in the outstanding balance as of December 31, 1996 being included in current maturities of long-term debt. Except for the classification of the Company's senior indebtedness as current, working capital at December 31, 1996 totaled $4.6 million. Working capital at June 30, 1997 totaled $6.1 million, a $1.5 million increase from working capital recomputed at December 31, 1996.

General Communication, Inc. issued 7.0 million shares of its class A common stock on August 1, 1997 for $7.25 per share, before deducting underwriting discounts and commissions. Net proceeds to General Communication, Inc. totaled $47,959,100. Concurrently with the stock offering, $180.0 million of 9.75% senior notes due 2007 were issued to the public by GCI, Inc., a newly created wholly owned subsidiary of General Communication, Inc. Net proceeds to GCI, Inc. after deducting underwriting discounts and commissions totaled $174,600,000.

Concurrently with the public offerings described above, GCI Holdings, Inc. ("Holdings", a newly created wholly-owned subsidiary of GCI, Inc.) entered into a new $250,000,000 credit facility effective August 1, 1997. The new facility matures June 30, 2005 and bears interest at either Libor plus 0.75% to 2.5%, depending on the leverage ratio of Holdings and its restricted subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and its restricted subsidiaries. $57,700,000 was drawn on the credit facility on August 1, 1997.

The new credit facility and the public notes impose restrictions on the operations and activities of the Company, including requirements that the Company comply with certain financial covenants and financial ratios. Under the credit facility, Holdings may not permit the ratio of senior debt to annualized operating cash flow of Holdings and its restricted subsidiaries to exceed 3.5 to 1.0, total debt to annualized operating cash flow to exceed 7.0 to 1.0, and annualized operating cash flow to interest expense to exceed 1.5 to 1.0.

Each of the foregoing ratios decreases in specified increments during the life of the credit facility. The credit facility will also require Holdings to maintain a ratio of annualized operating cash flow to debt service of Holdings and its restricted subsidiaries of at least 1.25 to 1.0, and annualized operating cash flow to fixed charges of at least 1.0 to 1.0 (which adjusts to
1.05 to 1.0 in April, 2003 and thereafter). The credit facility will also limit capital expenditures of Holdings and its restricted subsidiaries to no more than $55.0 million (post-closing), $90.0 million, and $65.0 million in 1997, 1998 and 1999, respectively. The public notes impose a requirement that the leverage ratio of GCI, Inc. and its restricted subsidiaries will not exceed 7.5 to 1.0 prior to December 31, 1999 and 6.0 to 1.0 thereafter, subject to the ability of GCI, Inc. and its restricted subsidiaries to incur specified permitted indebtedness without regard to such ratios.

Net proceeds from the public offerings and new credit facility were used to retire amounts owing under the Company's existing credit agreements, fund $50 million in capital for use in constructing an undersea fiberoptic cable, and for working capital requirements.

The Company anticipates that its capital expenditures in 1997 may total as much as $135 million. Planned capital expenditures over the next five years include $240.0 million to $260.0 million to fund expansion of long distance facilities, (including approximately $40.0 million for satellite transponders and approximately $115.0 million for new undersea fiber optic cable facilities which will be financed by GCI Transport Co. Inc., a newly created subsidiary of GCI Holdings, Inc.) between $140.0 million and $160.0 million to fund development, construction and operating costs of its local exchange and PCS networks and businesses; and between $65.0 million and $85.0 million to upgrade its cable television plant and to purchase equipment for new cable television services. Sources of funds for these planned capital expenditures include net proceeds of the public offerings described above, internally generated cash flows and borrowings under the Company's new credit facility described above and its separate committed financing for GCI Transport Co., Inc., all of which funds will be necessary to complete the Company's planned capital expenditures.

Management expects that cash flow generated by the Company and funds provided by its public offerings and credit facilities will be sufficient to meet its planned capital expenditures and working capital requirements. The Company's ability to invest in discretionary capital and other projects will depend upon its future cash flows and access to borrowings under its credit facilities.

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

           (b) Reports on Form 8-K filed during the quarter ended June 30, 1997 - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GENERAL COMMUNICATION, INC.



      August 14, 1997       By:        /s/ Ronald A. Duncan
           (Date)                      Ronald A. Duncan, President and Director
                                       (Principal Executive Officer)



      August 14, 1997       By:        /s/ John M. Lowber
           (Date)                      John M. Lowber, Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



      August 14, 1997       By:        /s/ Alfred J. Walker
           (Date)                      Alfred J. Walker, Vice President and
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)