Form 10-K405
period 1997-12-31
GENERAL COMMUNICATION INC
filed 1998-03-31
CIK 808461

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


            (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                             ---------------------
                                       or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                to
                                          --------------    --------------
                           Commission File No. 0-15279

                           GENERAL COMMUNICATION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               ALASKA                                   92-0072737
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

  2550 Denali Street Suite 1000  Anchorage, Alaska                   99503
  ------------------------------------------------                 ---------
     (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (907) 265-5600

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

           Class A common stock                  Class B common stock
          ----------------------                -----------------------
             (Title of class)                      (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes /X/    No   .
                         ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading on February 27, 1998 was approximately $240,855,000.

         The number of shares outstanding of the registrant's common stock as of February 27, 1998, was:

                  Class A common stock - 45,329,069 shares; and

                    Class B common stock - 4,062,864 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on June 4, 1998 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           GENERAL COMMUNICATION, INC.

                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
 PART I........................................................................................................3

    Item 1.  Business..........................................................................................3
       General Background and Description of Business..........................................................3
       Industries..............................................................................................3
       Geographic Concentration and Alaska Economy.............................................................6
       Products................................................................................................7
       Seasonality.............................................................................................9
       Customer-Sponsored Research.............................................................................9
       Facilities..............................................................................................9
       Customers..............................................................................................10
       Alaska Voice, Video and Data Markets...................................................................12
       Competition............................................................................................13
       Financial Information About Industry Segments..........................................................17
       Recent Developments....................................................................................17
       Employees..............................................................................................19
       Environmental Regulations..............................................................................19
       Foreign and Domestic Operations and Export Sales.......................................................20
       Backlog of Orders and Inventory........................................................................20
       Patents, Trademarks, Licenses, Certificates............................................................20
       Regulation, Franchise Authorizations and Tariffs.......................................................21
       Other..................................................................................................23

    Item 2.  Properties.......................................................................................23

    Item 3.  Legal Proceedings................................................................................24

    Item 4.  Submission of Matters to a Vote Of Security Holders..............................................24

 PART II......................................................................................................25

    Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters........................25
       Market Information for Common Stock....................................................................25
       Holders................................................................................................25
       Dividends..............................................................................................25

    Item 6.  Selected Financial Data..........................................................................26

    Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations............27

    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......................................40

    Item 8.  Consolidated Financial Statements  and Supplementary Data........................................40

    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............40

 PART III.....................................................................................................40

 PART IV......................................................................................................72

    Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K...................72

                                     PART I

Item 1.  BUSINESS

General Background and Description of Business

     General Communication, Inc. ("GCI") was incorporated in 1979 under the laws of the State of Alaska. GCI is primarily a holding company and together with its subsidiaries (collectively the "Company"), is a diversified telecommunications provider with a leading position in facilities-based long distance service in the State of Alaska and is Alaska's leading cable television service provider. The Company seeks to become the first significant provider in Alaska of an integrated package of long distance, local and wireless telecommunications services, cable television services and Internet services.

     Complementing its long distance, cable, and cellular resale operations, the Company introduced facilities based competitive local exchange services in Anchorage, Alaska in 1997. The Company has announced plans to provide similar competitive local exchange services in Alaska's other major population centers. The Company also acquired a state-wide 30 MHz B block personal communication service ("PCS") license in June 1995 and is currently evaluating various technologies for a proposed wireless PCS network. The Company has obtained financing and has begun construction of an undersea fiber optic cable linking Alaska with the lower 48 states. The Company plans to offer retail Internet services in 1998.

     Telecommunication Services. The Company supplies a full range of common-carrier long-distance and other telecommunication products and services to residential, commercial and government users. The Company operates a state-of-the-art, competitive telecommunications network employing the latest digital transmission technology based upon fiber optic and digital microwave facilities within and between Anchorage, Fairbanks and Juneau, a digital fiber optic cable linking Alaska to the networks of other carriers in the lower 49 states and the use of satellite transmission to remote areas of Alaska (and for certain interstate traffic as well). The Company also offers data communication equipment sales and technical services. Telecommunication services that the Company provides are carried over facilities that are owned by the Company or are leased from other companies.

     Cable Services. As a result of acquisitions completed effective October 31, 1996, the Company has become Alaska's leading cable television service provider to residential, commercial and government users in the State of Alaska. The Company's cable systems serve 26 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks, and Juneau. The Company cable systems consist of approximately 1,820 miles of installed cable plant having 300 to 450 MHz of channel capacity.

     Local Services. The Company's local services division entered the local services market in Anchorage in 1997, providing services to residential, commercial, and government users. The Company can access approximately 95% of Anchorage area local loops from its colocated remote digital facilities and digital line carrier installations. The Company offers resale of its competitor's local service where the Company does not have access to loop facilities.

Industries

     General. The Company's management believes that the size and growth potential of the voice, video and data market, the increasing deregulation of telecommunications services, and the increased convergence of telephony, wireless and cable services offer the Company considerable opportunities to integrate its telecommunications and cable services and expand into communications markets both within and, longer-term, outside of Alaska. The Company's management expects the rate of growth in industry-wide telecommunications revenues to increase as the historical dominance of monopoly providers is challenged as a result of deregulation. Considerable deregulation has already taken place in the United States as a result of the Federal

Telecommunications Act of 1996 (the "1996 Telecom Act") with the barriers to competition between telecommunications, local exchange and cable providers being lowered. The Company's management believes that its acquisition of cable television systems and its development of local exchange service and ultimately, PCS leave it well positioned to take advantage of this deregulation of telecommunications markets.

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

     The impact of deregulation will continue to affect the telecommunications industry going forward. The participation of interexchange carriers ("IXCs") in the local market should eventually exert downward pressure on pricing. In the short-run, however, some analysts expect the reduction in access fees to reduce the subsidy to local services, and local rates may increase. At the same time, growing use of the Internet and computer networking, and the continuing transformation to an information-based economy, are expected to stimulate demand for new facilities and higher usage levels. In addition, the growing number of teenagers in the home, stemming from the rise in births that began in the 1980s, are expected to generate an added demand for access lines in the home.

     Deregulation is expected to drive access rates down, but lower long distance rates should lead to increased long distance volume, which should help offset the drop in rates. Currently, Internet service providers ("ISPs") are exempt from paying access fees, a key factor in allowing them to offer flat-rate pricing which has helped drive Internet usage. The Regional Bell Operating Companies ("RBOCs") have petitioned the Federal Communications Commissions ("FCC") to require the ISPs to pay access fees. Access revenue growth is expected to trend downward over the remainder of the decade, but total revenues are expected increase to $35.0 billion in 2000.

     The size of the competitive local marketplace has doubled in the year and a half since passage of the 1996 Telecom Act. Many companies now compete with incumbent providers. Many of the facilities-based competitive local exchange carriers ("CLECs") have begun to deploy digital switches to compete head-to-head with incumbents in the switched dial tone arena. Still other CLECs have begun to offer high-speed data services including Internet access for ISPs, Intranets for corporate customers, and frame relay over state-of-the-art asynchronous transfer mode network backbones.

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

     Telecommunication Services. Among telecommunications services, toll service revenues represented the largest component, spurred by double-digit increases in international toll calls, an outgrowth of the expansion in international trade, and volume gains in domestic long distance service that more than offset price declines. Industry analysts believe that declining access fees resulting from deregulation, along with increased competition as local exchange carriers ("LECs") enter the interLATA market, will lower the cost of long distance service, which should further boost volume, as will continued economic expansion. Growth in Internet usage is expected to increase demand as Internet-access providers lease lines in order to facilitate Internet traffic.

     Cable Services. The programmed video services industry includes traditional broadcast television, cable television, wireless cable, and direct broadcast satellite ("DBS") systems. Cable television providers have added non-broadcast programming, utilized improved technology to increase channel capacity and expanded service markets to include more densely populated areas and those communities in which off-air reception is not problematic. Broadcast television stations including network affiliates and independent stations generally serve the urban centers. One or more local television stations may serve smaller communities. Rural communities may not receive local broadcasting or have cable systems but may receive direct broadcast programming via a satellite dish.

     In Alaska, cable television was introduced in the 1970s to provide television signals to communities with few or no available off-air television signals and to communities with poor reception or other reception difficulties caused by terrain interference. Since that time, as on the national level, the cable television providers in Alaska have added non-broadcast programming.

     Local Services. 1997 was distinguished by its lack of progress in opening the local access market up to significant competition on an industry-wide basis. While the most lucrative business customers have benefited from increased choice and lower prices, residential customers in most areas will have to wait as long distance companies and competitive local exchange carriers drive to lower access costs through regulatory relief, development of their own local access solutions or the use of third party suppliers.

      Use of the Internet and expansion in the use of local areas networks ("LANs") and wide area networks ("WANs") generated an increased demand for access lines. In the home, the growing use of computers, faxes, and the Internet led to increases in access lines and usage. The emergence of new services, including digital cellular radio, personal communications services, interactive TV, and video dial tone, has created opportunities for significant growth in local loop services. These opportunities are also laying the foundation for a restructuring of the newly competitive local loop services market. Not only are competitors entering the core business of the local telephone companies, but they are beginning to pursue the fast-growing markets that previously were closed to them, such as consumer video.

     Wireless Services. Wireless communications services have posted annual growth rates in excess of 20 percent over the last decade. Declining prices and the increased productivity that mobile communications provides for both businesses and consumers have stimulated usage and spending. Declining prices have been an important factor in generating penetration growth for both the cellular and paging industries. Increased competition is prompting many cellular carriers to consider adopting dual branding strategies, segmenting the market into early adopter and mass market audiences and targeting each with a different branded level of service.

     The FCC adopted a broad set of rules for the licensing of PCS in September 1993. The FCC concluded an auction of spectrum to be used for the provision of PCS in March 1995. The FCC's efforts are expected to encourage reduction of communication prices and put the technology within financial reach of most American homes and businesses. PCS licensees will be required to offer service to at least one-third of their market population within five years or risk losing their licenses. Service must be extended to two-thirds of the population within 10 years. Industry analysts predict that PCS will grow rapidly, reaching
17.9 million subscribers by 2005. PCS's success is expected to occur even with competition from other wireless services such as cellular, paging and enhanced specialized mobile radio. Increases in services are expected to be fueled by declining rates and expanded coverage. All wireless communications services are expected to continue to expand at double-digit rates over the remainder of the decade.

     New and Emerging Services. Communication sectors not traditionally competitive with telephone companies, such as cable and wireless services, are projected to grow an average of 10.9% per year. This compares with the projected 3% average per year growth in revenue for traditional local telephone services through 1998. Cable TV companies may gain a competitive advantage through marketing of cable modems. Computer-based services likely will be a strong market for cable TV firms. Cable modems may enable them to offer a competitive alternative to the second telephone line into the home, providing high-speed access to data services. Content is expected to be the ultimate driver of Cable TV profits and may determine which companies gain the most market share.

     Unlicensed PCS is an emerging area for on-site or campus-wide use. The unlicensed spectrum, previously occupied by microwave users, is in the process of being cleared for PCS by the FCC-endorsed industry coalition given this charter. Analysts believe the expansion of unlicensed PCS should lead to a jump in spending on in-building wireless communications equipment.

  Geographic Concentration and Alaska Economy

     The Company offers telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, the Company's growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on the Company. Oil revenues over the past several years have contributed in excess of 75% of the revenues from all segments of the Alaska economy and are projected to account for 77% in 1998.

     The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in 1988. Over the past several years, it has begun to decline. The two largest producers of oil in Alaska (the primary users of the TransAlaska Oil Pipeline System) continue to explore, develop and produce new oil fields and to enhance recovery from existing fields to offset the decline in production from the Prudhoe Bay field. Both companies have invested large sums of money in developing and implementing oil recovery techniques at the Prudhoe Bay field and other nearby fields. New oil field development is expected to result in an increase in oil production in 2000 and 2001. Oil production is projected to decline over the long term at approximately 6 percent per year.

     Effective March 1997, the State of Alaska passed new legislation relaxing state oil royalties with respect to marginal oil fields that the oil companies claim would not be economic to develop otherwise. No assurance can be given that these two oil companies or other oil companies doing business in Alaska will be successful in discovering new fields or further developing existing fields which are economic to develop and produce oil with access to the pipeline or other means of transport to market, even with the reduced level of royalties. Should the oil companies not be successful in these discoveries or developments, the long term trend of continued decline in oil production from the Prudhoe Bay field area is inevitable with a corresponding adverse impact on the economy of the state, in general, and on demand for telecommunications and cable television services, and, therefore, on the Company, in particular.

     Market prices for North Slope oil have declined to below $11 per barrel in March 1998, below the average price of approximately $18 per barrel used by the State of Alaska to budget its oil related revenues. The State of Alaska maintains surplus accounts that are intended to fund budgetary shortfalls and would be expected to fund all or a portion of the revenue shortfall. The Company is not able to predict the effect of declines in the price of North Slope oil on the State of Alaska's economy or on the Company.

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

Products

     The Company operates in three industry segments and offers five primary product lines. The telecommunication services industry segment offers long-distance message toll services, private line and private network services, the cable services industry segment offers cable television services, and the local services industry segment offers local telecommunication services.

     Telecommunication Services. The Company offers a broad spectrum of telecommunication services to residential, commercial and government customers primarily throughout Alaska.

     The Company's long-distance services industry segment is engaged in the transmission of interstate and intrastate switched MTS and private line and private network communication service between the major communities in Alaska, and the remaining United States and foreign countries. The Company's message toll services include intrastate, interstate and international direct dial, 800 and 888, calling and debit card, operator and enhanced conference calling, as well as termination of northbound toll service for MCI, U. S. Sprint ("Sprint") and several large resellers who do not have facilities of their own in Alaska. The Company also provides origination of southbound calling card and 800 and 888 toll services for MCI and Sprint customers. Regulated telephone relay services for the deaf, hard-of-hearing and speech impaired are provided through the Company's operator service center. The Company offers its message services to commercial, residential, and government subscribers. Subscribers may generally cancel service at any time. Toll related services account for approximately 70.0%, 86.5%, and 92.8% of the Company's 1997, 1996, and 1995 total revenues, respectively. Private line and private network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location.

     The Company has positioned itself as a price and customer service leader in the Alaska telecommunication market. Rates charged for the Company's telecommunication services are designed to be equal to or below those for comparable services provided by its competitors.

     In addition to providing communication services, the Company designs, sells, services and operates, on behalf of certain customers, dedicated communication and computer networking equipment and provides field/depot, third party, technical support, consulting and outsourcing services through its systems sales and service business. The Company also supplies integrated voice and data communication systems incorporating interstate and intrastate digital private lines, point-to-point and multipoint private network and small earth station services. The Company's equipment sales and services revenue totaled $10.2 million in the year ended December 31, 1997, or approximately 4.6% of total revenues. Presently, there are five companies in Alaska that actively sell and maintain data and voice communication systems.

     The Company's ability to integrate telecommunications networks and data communication equipment has allowed it to maintain its market position on the basis of "value added" support rather than price competition. The Company has expanded its technical services business to include outsourcing, onsite technical contract services and telecommunications consulting. The Company has consolidated its technical services business into a new department, Enterprise Services. This department provides a number of technical operating and engineering services directly to commercial customers. These services are blended with other transport products into unique customer solutions, including managed services and outsourcing.

      The Company, using its new demand assigned multiple access ("DAMA") facilities, expanded its network to 56 additional locations within the State of Alaska in 1996. The digital DAMA system allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality. The Company obtained the necessary Alaska Public Utilities Commission ("APUC") and FCC approvals waiving current prohibitions against construction of competitive facilities in rural Alaska, allowing for deployment of DAMA technology in 56 sites in rural Alaska on a demonstration basis. Construction and partial deployment occurred in 1996, with deployment completed in 1997. At December 31, 1997 all but four sites were operating. The remaining sites are expected to begin operations in 1998. Construction, deployment and upgrade costs totaled $23.0 million through December 31, 1997.

     The FCC concluded an auction of spectrum to be used for the provision of PCS in March 1995. The FCC named the Company as the high bidder for one of the two 30 megahertz blocks of spectrum, with Alaska statewide coverage. Acquisition of the license for a cost of $1.7 million is anticipated to allow the Company to introduce new PCS services in Alaska.

     Cable Services. The programming services offered to subscribers of the Company's cable television systems differ by system (all information as of December 31, 1997).

     Anchorage, Bethel, Kenai and Soldotna systems. Each system offered a basic service. In addition, Anchorage and Bethel offer a cable programming service ("CPS"). A new product tier ("NPT") is only offered in the Anchorage cable system. The Anchorage system, which is located in the urban center for Alaska, is fully addressable, with all optional services scrambled, aside from the broadcast basic. Kenai, Soldotna, and Bethel had fewer channels, less service options and less an urban orientation, and use traps for program control. As a result, these smaller systems do not have access to pay-per-view services. These systems are expected to be upgraded in 1998 which will provide additional channel capacity and capabilities that will allow for new services such as pay-per-view and two-way transmissions.

     The composition and rates of the levels of service vary between the systems. The Anchorage cable system offers a basic service that includes 18-channels. The Anchorage cable system offers a CPS that includes 26 channels at an additional cost. Subscribers, for an additional cost, receive the six channel NPT service which includes TNT, CNN, Discovery, MSNBC, Outdoor Life and the Sci-/Fi Channel. The Bethel cable system offers a basic service and a CPS of 13 channels for an additional cost per month. The basic service for the Kenai/Soldotna cable system consisted of 32 channels. Pay TV services are available either individually or as part of a discounted value package. Commercial subscribers such as hospitals, hotels and motels were charged negotiated monthly service fees. Apartment and other multi-unit dwelling complexes received basic services at a negotiated bulk rate.

     Fairbanks, Juneau, Ketchikan and Sitka systems. The programming services currently offered to subscribers are structured so that each cable system offered a basic service and a CPS. Each of the cable systems has different basic service packages at different rates. Fairbanks, the second largest city in Alaska, has a fully addressable system and offers a 12-channel basic and 33 channel CPS tier. Two channels of pay-per-view are available to basic and CPS subscribers. Fairbanks, North Pole, Fort Wainwright, and Eielson Air Force Base are all served by the Fairbanks headend and have the same lineup. Fort Greely, a remote military post, is a stand-alone system, which is fully addressable. Fort Greely has 8 basic channels, a 21-channel CPS tier, and 1 pay-per-view channel available to all subscribers. The Juneau cable system offered an 11-channel basic service package and a Tier 1 that included the basic service plus an additional 4 channels. The system also offered a CPS Tier 2 that consisted of the basic service plus Tier 1 service and additional 34 channels. The Ketchikan system offered an 8-channel basic service and a CPS Tier 1 that consisted of the basic service plus 33 additional channels. The system also offered a NPT Tier 2 that consisted of the basic service, the CPS Tier 1 and an additional 5 channels. The Sitka system offered an 8 channel basic service. An expanded basic service included the basic service plus 38 additional channels.

     The Juneau, Ketchikan and Sitka systems are expected to be upgraded in 1998. When complete, the systems will have the capacity to add an additional 16 channels. The Juneau and Ketchikan systems are expected to become addressable in 1998 allowing the introduction of additional pay-per-view channels.

     Kodiak, Valdez, Cordova, Petersburg, Wrangell, Kotzebue and Nome systems. These systems offered up to 30 channels of the most popular basic cable channels, as well as the major broadcast networks, packaged into three levels of service. The basic service consisted of three channels, one of which was a PBS channel. The CPS Tier 1 (which included the basic service) had either 24 or 25 channels. The CPS Tier 2 had between 8 and 14 cable channels. In addition, each system offered 4 or 5 channels of premium pay services, except for Kodiak, which offered 8 channels of premium pay services and 3 channels of pay-per-view programming. In 1994, the Kodiak cable system was rebuilt to allow added channel capacity. At that time, addressability was added to the system in order to add the 3 channels of pay-per-view movies. In 1998 Kodiak, Kotzebue, Nome, Valdez and Cordova plant upgrades are expected to be completed allowing for additional services and new technology.

     Seward system. The Seward cable system was upgraded in 1997. Total channels were increased to 49 channels offered, packaged into two levels of service. Basic service was expanded from 3 to 8 channels. CPS had 30 channels (including the basic service) and was expanded to 44. All of the channels, with the exception of local origination programming and a single translator channel licensed to the City of Seward, were received via satellite. In addition there were five channels of premium pay services. The system is fully addressable. The system provides 12 channels to 300 outlets in a State of Alaska correction facility through a separate receive and headend site.

     Homer system. The Homer cable system was upgraded in 1997. Total channels were increased to 50 packaged into two levels of service. Basic service was expanded from 8 channels to 12. CPS had 36 channels (including the basic service channels) and was expanded to 45 channels. All of the channels, with the exception of four local translator channels and local origination programming, are received via satellite. In addition, five channels of premium pay services are offered. The system is fully addressable.

      Local Services. The Company began offering local exchange services initially in Anchorage during late September 1997. The Company's digital loop carrier ("DLC") system allows the Company to offer its own full featured, switched-based local service products to both residential and commercial customers. The Company can gain access to approximately 95% of the Anchorage area local loops from colocated remote facilities and DLC installations. In areas where the company does not have access to loop facilities, it offers resale of the Anchorage Telephone Utility's ("ATU") local service. ATU is a public utility owned by the Municipality of Anchorage.

Seasonality

      Long distance revenues have historically been highest in the summer months as a result of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers tend to watch more television, and spend more time at home, during these months. Local service operations are not expected to exhibit significant seasonality. The Company's ability to implement construction projects is also reduced during the winter months because of cold temperatures, snow and short daylight hours.

Customer-sponsored research.

      The Company has not expended material amounts during the last three fiscal years on customer-sponsored research activities.

Facilities

     Telecommunication Services. Currently, the Company's telecommunication facilities comprise earth stations at Eagle River, Fairbanks, Juneau, Prudhoe Bay, Valdez, Kodiak, Sitka, Ketchikan, Unalaska and Cordova, all in Alaska and at Issaquah, Washington, serving the communities in their vicinity. The Eagle River and Fairbanks earth stations are linked by digital microwave facilities to distribution centers in Anchorage and Fairbanks, respectively. The Issaquah earth station is connected with the Seattle distribution center by means of diversely routed fiber optic cable transmission systems, each having the capability to restore the other in the event of failure. The Juneau earth station and distribution centers are co-located. The Ketchikan, Prudhoe Bay, Valdez,

Kodiak, Sitka, Unalaska and Cordova installations consist only of an earth station. The Company constructed microwave facilities serving the Kenai Peninsula communities and owns a 49 percent interest in an earth station located on Adak Island in Alaska. The Company maintains an operator service center in Wasilla, Alaska. Each of the distribution centers contains electronic switches to route calls to and from local exchange companies and, in Seattle, to obtain access to MCI and other facilities to distribute the Company's southbound traffic to the remaining 49 states and international destinations. During 1996, the Company expanded its network by constructing DAMA earth station facilities in 56 additional communities in rural Alaska.

     Leasing Company owns a portion of an undersea fiber optic cable which allows the Company to carry its Anchorage, Eagle River, Wasilla, Palmer, Kenai Peninsula, Glenallen and approximately one-half of its Fairbanks area traffic to and from the contiguous lower 48 states over a terrestrial circuit, eliminating the one-quarter second delay associated with a satellite circuit. The Company's preferred routing for this traffic is via the undersea fiber optic cable, which makes available satellite capacity to carry the Company's intrastate traffic.

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

     The Company employs advanced transmission technologies to carry as many voice circuits as possible through a satellite transponder without sacrificing voice quality. Other technologies such as terrestrial microwave systems, metallic cable, and fiber optics tend to be favored more for point-to-point applications where the volume of traffic is substantial. With a sparse population spread over a wide geographic area, neither terrestrial microwave or fiber optic transmission technology will be economically feasible in rural Alaska in the foreseeable future.

     Cable Services. The Company's cable television businesses are located in Anchorage, Eagle River, Chugiak, Peters Creek, Kenai, Soldotna, Bethel, Fort Richardson, Elmendorf Air Force Base, Fairbanks, Fort Wainwright, North Pole, Fort Greely, Eielson Air Force Base, Juneau, Sitka, Ketchikan, Petersburg, Wrangell, Cordova, Homer, Sitka, Valdez, Kodiak, Kotzebue, and Nome, Alaska. Company facilities include cable plant and head-end distribution equipment. Certain of the head-end distribution centers are co-located with customer service and administrative offices.

     Local Telecommunication Services. During 1997 the Company installed a host 5ESS switching system. Additionally the Company colocated beside or within ATU's local switching offices six (6) remote facilities to access unbundled loop network elements. In February 1998 the Company installed a digital loop carrier system beside a smaller, seventh ATU wire center. These remote and DLC facilities are interconnected to the host switch via Company-owned diversely routed fiber optic links.

Customers

     Telecommunication Services. The Company had approximately 89,000, 93,900 and 85,600 active Alaska subscribers to its message telephone service at December 31, 1997, 1996 and 1995, respectively. Approximately 11,500, 11,000 and 9,500 of these were business and government users at December 31, 1997, 1996 and 1995, respectively, and the remainder were residential customers. MTS revenues averaged approximately $10.9 million per month during 1997.

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

     A summary of switched MTS traffic minutes follows:

                                                Interstate Minutes
                                             ------------------------------
                                                                                                 Combined
                                                                                                Interstate
                                                                                   Inter-        and Inter-
                                             South-      North-     Calling       national        national    Intrastate
     For Quarter ended                       bound       bound        Card         Minutes         Minutes      Minutes
[6~     -------------------------------------------------------------------------------------------------------------------
                                                                  (amounts in thousands)
     March 31, 1995                          58,759      41,600        4,351         1,381         106,091       21,208
     June 30, 1995                           63,475      43,721        4,113         1,556         112,865       23,051
     September 30, 1995                      70,219      45,027        4,233         1,699         121,178       23,883
     December 31, 1995                       70,570      46,545        5,518         1,749         124,382       25,228
                                            -------     -------       ------         -----         -------      -------
         Total 1995                         263,023     176,893       18,215         6,385         464,516       93,370
                                            -------     -------       ------         -----         -------      -------
                                            -------     -------       ------         -----         -------      -------
     March 31, 1996                          76,369      49,158        6,094         1,890         133,511       28,910
     June 30, 1996                           81,753      51,465        6,049         1,964         141,231       30,671
     September 30, 1996                      86,094      52,856        6,453         1,896         147,299       31,253
     December 31, 1996                       82,255      55,675        7,863         1,774         147,567       30,374
                                            -------     -------       ------         -----         -------      -------
         Total 1996                         326,471     209,154       26,459         7,524         569,608      121,208
                                            -------     -------       ------         -----         -------      -------
                                            -------     -------       ------         -----         -------      -------
     March 31, 1997                          83,284      56,588        8,110         1,741         149,723       32,020
     June 30, 1997                           85,933      58,420        7,189         1,795         153,337       34,405
     September 30, 1997                      93,510      60,390        5,530         1,842         161,272       34,755
     December 31, 1997                       87,657      61,992        5,157         1,703         156,509       31,962
                                            -------     -------       ------         -----         -------      -------
         Total 1997                         350,384     237,390       25,986         7,081         620,841      133,142
                                            -------     -------       ------         -----         -------      -------
                                            -------     -------       ------         -----         -------      -------

----------------
     All minutes data were taken from the Company's billing statistics reports.

     In 1993, the Company entered into a significant business relationship with MCI which includes the following agreements: (1) the Company agreed to terminate all Alaska-bound MCI long distance traffic and MCI agreed to terminate all of the Company's long distance traffic terminating in the lower 49 states excluding Washington, Oregon and Hawaii; (2) MCI licensed certain service marks to the Company for use in Alaska; (3) MCI, in connection with providing to the Company credit enhancement to permit the Company to purchase an undersea cable linking Seward, Alaska, with Pacific City, Oregon, leased from the Company all of the capacity owned by the Company on the undersea fiber optic cable and the Company leased such capacity back from MCI; (4) MCI purchased certain service marks of the Company; and (5) the parties agreed to share some communications network resources and various marketing, engineering and operating resources. The Company also handles MCI's 800 and 888 traffic originating in Alaska and terminating in the lower 49 states and handles traffic for MCI's calling card customers when they are in Alaska. Concurrently with these agreements, MCI purchased approximately 31% (19.3% as of December 31, 1997) of GCI's Common Stock and presently controls nominations to two seats on the Board. In conjunction with the Cable Acquisition Transactions, MCI purchased an additional two million shares at a premium to the then current market price for $13 million or $6.50 per share.

     Revenues attributed to the MCI Agreement in 1997, 1996, and 1995 totaled $34.3 million, $29.2 million and $23.9 million, or 15.3%, 17.7% and 18.5% of total revenues, respectively. The contract was amended in March 1996 extending its term three years to March 31, 2001. The amendment also reduced the rate in dollars to be charged by the Company for certain MCI traffic for the period April 1, 1996 through July 1, 1999 and thereafter. With the amendments, the Company is assured that

MCI, the Company's largest customer, will continue to make use of the Company's service during the extended term.

     In 1993 the Company entered into a long-term agreement with Sprint, pursuant to which the Company agreed to terminate all Alaska-bound Sprint long-distance traffic and Sprint agreed to handle substantially all of the Company's international traffic. Services provided pursuant to the contract with Sprint resulted in revenues in 1997, 1996 and 1995 of approximately $24.4 million, $18.8 million and $14.9 million, or approximately 10.9%, 11.4% and 11.5% of total revenues, respectively.

     Both MCI and Sprint are major customers of the Company in its telecommunication services industry segment. Loss of one or both of these customers would have a significant detrimental effect on the Company's revenues and contribution. There are no other individual customers, the loss of which would have a material impact on the Company's revenues or gross profit.

      The Company provided private line and private network communication products and services to approximately 781 commercial and government accounts in 1997. Private lines and private network communication products and services generated approximately 7.1% of total long-distance revenues in the year ended December 31, 1997.

     Although the Company has several agreements to facilitate the origination and termination of international toll traffic, it has neither foreign operations nor export sales (see -Foreign and Domestic Operations and Export Sales).

     Cable Services. As of December 31, 1997 the Company cable systems passed approximately 167,500 homes or approximately 78% of all households in Alaska, and served approximately 108,000 subscribers. 1997 revenues derived from cable television services totaled $55.2 million.

     Local Services. The Company had approximately 3,300 active Anchorage subscribers to its local telecommunication service at December 31, 1997. 1997 revenues derived from local services totaled $610,000.

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

     Prior to 1982, Alascom was the sole long distance carrier in Alaska. Under an agreement with the State of Alaska, Alascom was required to maintain a number of low bandwidth links and expand service to remote or less developed areas of the state. Interstate rates initially charged for Alaska telecommunications services had been substantially higher than interstate rates in the contiguous 48 states. In 1972, the FCC established a policy of rate integration intended to equalize all domestic interstate rates based on distances of calls. This policy was used to support a subsidy mechanism to help Alascom cover higher costs associated with rural operations. When the Company began providing interstate long distance service in 1982, AT&T Corp. ("AT&T") provided almost all of the telecommunications services in the lower 49 states, and Alascom provided almost all of the long distance telecommunications services in Alaska and between Alaska and the lower 49 states and foreign countries. Although Alascom's business was highly subsidized, the Company competed against Alascom without the advantage of a subsidy. In 1983, the State of Alaska petitioned the FCC to initiate a rulemaking to determine how to rationalize the policies of rate integration and competition in the Alaska market in light of the rapid changes in the telecommunications industry brought on by the AT&T divestiture and changing FCC competition policies. This action ultimately led to a negotiated purchase of Alascom from Pacific Telecom, Inc. ("PTI") by AT&T in August 1995 for consideration of approximately $350 million. After the purchase, Alascom changed its name to AT&T Alascom.

     The Alaskan telecommunications business today comprises three distinct markets: long distance services (interstate and intrastate), local exchange services and wireless communications services (cellular and eventually PCS). In the local exchange market, the Company will compete against various incumbent local exchange carriers including ATU in Anchorage and PTI in Juneau. PTI acquired the local exchange portion of the Fairbanks Municipal Utilities System in 1997 and now provides local exchange services in Fairbanks. In the wireless communications services market, the Company's PCS business expects to compete against the cellular subsidiaries of AT&T and ATU in the Anchorage market and the cellular subsidiaries of PTI and others outside of Anchorage. In the long distance market, the Company competes against AT&T Alascom, ATU and the Matanuska Telephone Cooperative and may in the future compete against new market entrants. For calendar year 1997, the Company estimates that the aggregate telecommunications market in Alaska generated revenues of approximately $758 million. Of this amount, approximately $433 million was attributable to interstate and intrastate long distance service, $289 million was attributable to local exchange services, and $36 million was attributable to wireless communications services.

     The market for programmed video services in Alaska includes traditional broadcast television, cable television, wireless cable, and DBS systems. Broadcast television stations including network affiliates and independent stations serve the urban centers in Alaska. Seven, four and two broadcast stations serve Anchorage, Fairbanks and Juneau, respectively. In addition, several smaller communities such as Bethel are served by one local television station. In addition, other rural communities without cable systems receive a single state sponsored channel of television by a satellite dish and a low power transmitter.

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

     At present 26 communities and areas in Alaska, including the state's three largest urban areas (Anchorage, Fairbanks and Juneau) are served by the Company's cable systems. A number of cable operators other than the Company provide cable service in Alaska. All of these companies are relatively small, with the largest having fewer than 6,500 subscribers.

Competition

     The Company is one of Alaska's leading providers of telecommunication and cable television services and maintains a strong competitive position. There is active competition in the sale of substantially all products and services offered by the Company.

     The principal methods of competition in the Company's services are customer service, product innovation, quality and price. The company believes that its competitive strength rests on its customer service capabilities, its state-of-the-art facilities, its ability to develop new and improved products and services in response to the needs of its customers, and the consistent high quality of its products and services.

     Telecommunication Services. The telecommunications industry is intensely competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, the types of services offered, customer service, billing services, perceived quality, reliability and availability. Certain of the Company's competitors are substantially larger and have greater financial, technical and marketing resources than the Company. Although the Company believes it has the human and technical resources to pursue its strategy and compete effectively in this competitive environment, its success will depend upon its ability to profitably provide high quality, high value services at prices generally competitive with, or lower than, those charged by its competitors.

     The Company's principal competitor in long distance services, AT&T Alascom, has substantially greater resources than the Company. This competitor's interstate rates are integrated with those of AT&T Corp. and are regulated in part by the FCC. While the Company initially competed based upon offering substantial discounts, those discounts have been eroded in recent years due to lowering of prices by AT&T Alascom. Under the terms of AT&T's acquisition of Alascom, AT&T Alascom rates and services must "mirror" those offered by AT&T, so changes in AT&T prices indirectly affect the rates and services of the Company. AT&T's and AT&T Alascom's interstate prices are regulated under a price cap plan whereby their rate of return is no longer regulated or restricted. Price increases by AT&T and AT&T Alascom generally improve the Company's ability to raise its prices while price decreases pressure the Company to follow. The Company has, so far, successfully adjusted its pricing and marketing strategies to respond to AT&T pricing practices. However, if AT&T Alascom significantly lowers its rates, the Company may be forced to reduce its rates, which could have a material adverse effect on the Company.

     As allowed under the 1996 Telecom Act, ATU and other LECs entered the interstate and international long distance market and pursuant to APUC authorization entered the intrastate long distance market in 1997. ATU and other LECs resell other carriers' services in the provision of their interstate and intrastate long distance services.

     Cable Services. Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services and home video products, including videotape cassette and video disks. The extent to which a cable television system is competitive depends, in part, upon the cable system's ability to provide quality programming and other services at competitive prices.

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

     Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act gives local franchising authorities jurisdiction over basic cable service rates and equipment in the absence of "effective competition," prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems. Well-financed businesses from outside the cable industry (such as the public utilities that own certain of the poles on which cable is attached) may become competitors for franchises or providers of competing services.

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

     In recent years, the FCC and the Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include, among others, DBS services that transmit signals by satellite to receiving facilities located on the premises of subscribers. Programming is currently available to the owners of DBS facilities through conventional, medium and high-powered satellites.

     DBS systems are expected to use video compression technology to increase the channel capacity of their systems to provide movies, broadcast stations and other program services competitive with those of cable systems. The extent to which DBS systems are competitive with the service provided by cable systems depends, among other things, on the availability of reception equipment at reasonable prices and on the ability of DBS operators to provide competitive programming. DBS services do not currently provide local programming and DBS signals are subject to degradation from atmospheric conditions such as rain and snow. The receipt of DBS signals in Alaska currently has the disadvantage of requiring subscribers to install larger satellite dishes (generally three to six feet in diameter) because of the weaker satellite signals currently available in northern latitudes. In addition, existing satellites have a relatively low altitude above the horizon when viewed from Alaska, making their signals subject to interference from mountains, buildings and other structures.

     Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS") providers which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by several of the Company's cable systems, including Anchorage, Fairbanks and Juneau. Additionally, the FCC has allocated frequencies in the 28 gHz band for a new multichannel wireless video service similar to MMDS. MMDS operations have the disadvantage of requiring line-of-sight access, making their signals subject to interference from mountains, buildings and other structures, and are subject to interference from rain, snow and wind. In 1997 ATU purchased a minority interest in a MMDS provider that currently provides service in some portions of Anchorage and Fairbanks. At this time, the MMDS service has not been integrated with ATU's telecommunications services. The Company is unable to predict whether wireless video services will have a material impact on its operations.

     Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air interactive video and data service that will permit two-way interaction with commercial and educational programming along with informational and data services. LECs and other common carriers also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The FCC has conducted spectrum auctions for licenses to provide PCS. PCS will enable license holders, including cable operators, to provide voice and data services. The Company acquired a license to provide PCS services in Alaska.

     Advances in communications technology as well as changes in the marketplace are constantly occurring. The Company cannot predict the effect that ongoing or future developments might have on the telecommunications and cable television industries or on the Company specifically.

     Local Services. In the local exchange services market, the Company believes that the 1996 Telecom Act and state legislative regulatory initiatives and developments, as well as a recent series of transactions and proposed transactions between telephone companies, long distance carriers and cable companies, increase the likelihood that barriers to local exchange competition will be substantially reduced or removed. These initiatives include requirements that local exchange carriers negotiate with entities such as the Company to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the incumbent local exchange carriers.

     Local exchange carriers in Alaska outside of Anchorage have a "rural [6~exemption" from some of their obligations until and unless the exemption is terminated by the APUC. Certain pricing provisions of the Interconnection Decision implementing the interconnection portions of the 1996 Telecom Act have been challenged and are currently stayed by the U.S. Court of Appeals for the Eighth Circuit, on a jurisdictional basis. In addition the 1996 Telecom Act expressly prohibits any legal barriers to competition in intrastate or interstate communications service under state and local laws. The 1996 Telecom Act further empowers the FCC, after notice and an opportunity for comment, to preempt the enforcement of any statute, regulation or legal requirement that prohibits, or has the effect of prohibiting, the ability of any entity to provide any intrastate or interstate telecommunications service.

     In early 1997 the Company received approval from the APUC to provide local exchange services throughout ATU's existing service area. The APUC also approved an interconnection agreement negotiated and arbitrated between the Company and ATU pursuant to the terms of the 1996 Telecom Act. By early 1998, the Company has positioned itself to offer local exchange services to substantially all consumers in the ATU service area, primarily through its own facilities and unbundled local loops leased from ATU.

     The 1996 Telecom Act also provides incumbent local exchange carriers with new competitive opportunities. The Company believes that it has certain advantages over these companies in providing its telecommunications services, including the Company's brand awareness by Alaskan customers, its facilities based telecommunications network, and management's prior experience in, and knowledge of, the Alaskan market. The 1996 Telecom Act provides that rates charged by incumbent local exchange carriers for interconnection to the incumbent carrier's network are to be nondiscriminatory and based upon the cost of providing such interconnection, and may include a "reasonable profit," which terms are subject to interpretation by regulatory authorities. If the incumbent local exchange carriers charge alternative providers such as the Company unreasonably high fees for interconnection to the local exchange carriers' networks, or significantly lower their retail rates for local exchange services, the Company's local service business could be placed at a significant competitive disadvantage.

     Wireless Services. Competition for the Company's proposed PCS services will come primarily from traditional cellular providers and new PCS entrants. Anchorage has mature cellular systems in both the wireline (ATU) and non-wireline (AT&T Wireless) license blocks that together have achieved an estimated 20% penetration of potential subscribers based on the number of existing wireline access lines. Fairbanks and Juneau have not achieved the cellular penetration that has occurred in Anchorage. Cellular pricing has been high in Alaska compared to the lower 48 states, but rates in Anchorage have become more competitive since the Company entered the cellular resale market three years ago.

     Of the five other PCS licensees, the Alaska A block PCS license owner has announced plans for service in Alaska as early as 1998. The high cost per POP of a PCS system infrastructure may deter some license owners from building a system. PCS has the potential disadvantage when compared to cellular service of requiring the licensee to enter into interconnection agreements with cellular providers in order to permit PCS subscribers with dual mode handsets to continue to receive service once they stray from the PCS service area. However, the Company believes that the portion of the Alaska population, which will need to operate outside the Company's planned PCS service areas, is small.

Financial Information About Industry Segments

     For financial information with respect to industry segments of the Company, reference is made to the information set forth in note 9 of the Notes to Consolidated Financial Statements included in Part II of this Report.

Recent Developments

     Financing Completed. The Company completed a major financing effort in August 1997 which raised $550 million through a combination of the issuance of 7 million shares of class A stock, sale of senior notes totaling $180 million, and refinancing its credit agreements. More than $350 million of these proceeds will be invested in new telecommunication facilities in Alaska over the next five years. Part of this investment will be the Company's $125 million fiber optic project called Alaska United. The balance will complete a major upgrade and expansion of the Company's telecommunications and cable systems throughout the state and the purchase of new satellite transponders. These systems will be connected to each other and the lower 48 by the Alaska United fiber and the Company's satellite systems.

     Alaska United Project. The Alaska United project will provide a high capacity fiber optic link between Fairbanks, Anchorage, Valdez, and Juneau, Alaska, and the lower 48 states through Seattle, Washington. Its initial capacity will be more than five times the maximum capacity of Alaska's current undersea fiber to the lower 48. After a preliminary route survey was completed and initial cost components determined, a detailed sea floor survey was commissioned and completed in 1996. The results of this survey pinpointed the exact route that the Alaska United fiber would take. The Company entered into a contract with Tyco Submarine Systems, Ltd. ("TSS"), one of the world's leading submarine cable vendor which has installed more than 150,000 miles of undersea cable. TSS is to design, engineer, manufacture and install the undersea cable. On August 1, 1997 the Company issued a down payment to TSS to begin construction. Manufacturing of the cable and its electronics has been underway since that time. The cable is expected to be laid from August to October 1998. Testing will occur after that, and services are expected to commence in December 1998.

     Alaska United will land in Whittier, Valdez and Juneau, Alaska. From Whittier, the fiber will follow the railroad, highway, and over-land rights-of-ways to Anchorage. Between Whittier and Valdez, the Company will construct a second undersea fiber optic cable. The cable will connect in Valdez with a fiber being constructed by Kanas Telecom, Inc. ("Kanas") as described below. In Juneau and Seattle, Alaska United will connect to the Company's existing network.

     The Alaska United fiber will be 2,331 miles long (1,995 miles undersea and 336 over land). It will have a total design capacity of 10 billion bits per second (22 times what is currently available); it can route traffic in different directions in the event of equipment failures; and, once paired with the

Company's existing capacity on the North Pacific Cable, users can achieve route diversity to achieve multiple fiber paths for back-up purposes. It will deliver a minimum of 32,256 simultaneous clear channel voice or data circuits at transmission speeds of 2.5 billion bits per second. As demand increases, capacity can be quadrupled to support a minimum of 129,024 simultaneous clear channel voice or data circuits at speeds of 10 billion bits per second. Currently, the only fiber optic cable connecting Alaska with the contiguous United States is nearing its capacity limit of 6,048 simultaneous voice or data circuits at transmission speeds of 420 million bits per second.

     Financing for the Alaska United undersea fiber project includes $75 million available through a new bank credit agreement dated January 27, 1998 and $50 million from funds raised through the issuance of senior notes described above.

     Fiber Capacity Exchange. The Company and Kanas signed a contract November 21, 1997 that provides for an exchange of fiber optic cable capacity between Anchorage and Fairbanks via Valdez. The Company and Kanas will trade "dark fiber" capacity connecting Fairbanks, Valdez, Whittier and Anchorage. Dark fiber is fiber optic line capacity without the electronic equipment needed to repeat the signal. Each company will provide their own electronic equipment to place their fiber into service. The Company will provide Kanas with dark fiber from Valdez to Anchorage. Kanas will provide the Company with dark fiber between Valdez and Fairbanks. Demand for bandwidth capacity is expected to grow sharply in the coming years to accommodate faster Internet access, ISDN, new data services and higher transmission rates.

     The Company plans to build an underwater fiberoptic cable connecting Valdez with Whittier, and will construct a new fiberoptic link from Whittier to tie into the Company's Anchorage fiber network, all part of the Alaska United Project described above. Kanas' fiber optic system will follow the Trans-Alaska Pipeline from Valdez to Fairbanks, continuing north to Prudhoe Bay. The system is expected to be available for commercial service during December of 1998.

     Acquisition. Effective December 2, 1997, the Company purchased all of the outstanding shares of Astrolabe Group, Inc. ("Astrolabe"). Astrolabe was founded in 1995 as a technology management-consulting firm helping Alaska based clients effectively plan, implement and operationally manage their network and information system investments. Astrolabe helps clients throughout Alaska manage their rural telecommunication networks, distributed information systems and distance delivery of health care educational services. Astrolabe has been an integral part of the Company's School Access project, providing the Internet software infrastructure central to the value of the Company's distance education product offerings. Following the acquisition, Astrolabe was merged into GCI Communication Corp. and operates as a distinct division named GCI Network Solutions. The $1,324,000 purchase was accounted for using the purchase method. The purchase price consisted of a payment of $600,000 and the issuance of options to purchase 100,000 shares of GCI's Class A common stock for $.01 per share.

     Local Services. PTI, the company providing local telephone services in Fairbanks and Juneau, Alaska, petitioned the APUC to exempt them from local service competition under the 1996 Telecom Act. PTI is owned by Century Telephone Company of Louisiana, one of the largest independent telephone companies in the Nation. The Company requested that the "rural exemption" be terminated. In January 1998, the APUC denied the Company's request to terminate the rural exemption. The basis of the APUC's decision was primarily that various rulemaking proceedings (including Universal Service, local competition, access charge reform, and rate restructuring) must be completed before the exemption would be revoked. Those rulemaking proceedings are now underway. Other legislative and judicial efforts are also underway to achieve a change in the APUC ruling. The Company may, however, provide local service on its own facilities to a limited number of consumers in Juneau and Fairbanks.

     The Company believes local services competition is in the best interests of consumers and intends to vigorously contest the APUC decision. The Company cannot predict the effect that ongoing or future regulatory developments might have on competitive local services markets in Alaska or on the Company specifically.

     Expansion in Rural Alaska. Both the APUC and the FCC maintain a restriction that prevents the Company from constructing duplicative satellite earth stations to provide interexchange services to approximately 200 of the smallest villages in Alaska. In 1995, the Company obtained a waiver to build facilities in 50 of those villages. In the Company's opinion, the APUC restriction has been preempted by section 253 of the 1996 Telecom Act, which prevents any state from maintaining any rule that prohibits any entity from providing any telecommunications service. The Company has requested the FCC to preempt the APUC's restriction and the Company is also seeking a removal of the federal restriction. Removal of both restrictions will enable the Company to construct facilities throughout Alaska. Until that time, the Company relies on the facilities of AT&T Alascom for the termination of traffic.

     Cable Services Expansion. The Company completed construction of 109 miles of a planned 160 mile fiber optic Metropolitan Area Network ("MAN") in Anchorage during 1996 and 1997, over which it began offering facilities-based local service to selected major customers in those cases where it was economically feasible to directly connect them to the network. Additionally, the Metropolitan Area Network will provide supplemental capacity and connectivity for cable television services and will improve the quality and reliability of services. The Company plans to upgrade cable television systems across the state with the installation of fiber optics and two-way capability. This will allow the Company to add more channels, develop new services and install cable modems that will provide high-speed access to the Internet.

Customer Service Integration. Customer service groups were consolidated in the Company's call centers during 1997 and new customer service representatives and support personnel were added throughout the state. Consolidation of customer service across product lines allows customers to access and change information and service from any of the Company's statewide offices. Customer service hours were expanded to 24 hours a day 7 days a week throughout the state.

Employees

     The Company and its subsidiaries employ approximately 950 persons as of February 28, 1998. The Company and its subsidiaries are not parties to any union contracts with their employees. The Company believes that its future success will depend upon its continued ability to attract and retain highly skilled and qualified employees. The Company believes that its relations with its employees are satisfactory.

Environmental Regulations

     The Company and its subsidiaries may undertake activities which, under certain circumstances may affect the environment. Accordingly, they are subject to federal, state, and local regulations designed to preserve or protect the environment. The FCC, the Bureau of Land Management, the U.S. Forest Service, and the National Park Service are required by the National Environmental Policy Act of 1969 to consider the environmental impact prior to the commencement of facility construction. Management believes that compliance with such regulations has no material effect on the Company's consolidated operations. The principal effect of Company facilities on the environment would be in the form of construction of facilities at various locations in Alaska. Company facilities have been constructed in accordance with federal, state and local building codes and zoning regulations whenever and wherever applicable. Some facilities may be on lands that may be subject to state and federal wetland regulation.

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

     The Company's Alaska United project consists, in part, of deploying fiber optic cable facilities between Anchorage, Whittier, Valdez, and Juneau, Alaska and Seattle, Washington. The engineered route passes over wetlands and other environmentally sensitive areas. The Company believes its construction methods used for buried cable have a very minimal impact on the environment. The agencies, among others, that are involved in permitting and oversight of the Company's cable deployment efforts are the US Army Corps of Engineers, The National Marine Fisheries Service, US Fish & Wildlife, US Coast Guard, NOAA, Alaska Department of Natural Resources, and the Alaska Dept. of Government Coordination. The Company is unaware of any violations of federal, state or local regulations or permits pertaining to preservation or protection of the environment.

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

Foreign and Domestic Operations and Export Sales

      Although the Company has several agreements to facilitate the origination and termination of international toll traffic, it has neither foreign operations nor export sales. The Company conducts operations throughout the western contiguous United States, Alaska and Hawaii and believes that any subdivision of its operations into distinct geographic areas would not be meaningful. Revenues associated with international toll traffic were $7.6 million, $8.3 million and $7.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Backlog of Orders and Inventory

      As of December 31, 1997 and 1996, the Company's long distance services segment had a backlog of equipment sales orders of approximately $104,000 and $364,000, respectively. The decrease in backlog as of December 31, 1997 can be attributed primarily to faster completion of outstanding sales orders in 1997 as compared to 1996. The Company expects that all of the orders in backlog at the end of 1997 will be delivered during 1998.

Patents, Trademarks, Licenses, Certificates of Public Convenience and Necessity, and Military Franchises

     Telecommunication and Local Services. Neither the Company nor its affiliates hold patents, trademarks, franchises or concessions for telecommunications services or local services. The Communications Act of 1934 gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communication. The Company through its long distance services industry segment holds licenses for its satellite and microwave transmission facilities for provision of its telecommunication services. The Company acquired a license for use of a 30-megahertz block of spectrum for providing PCS services in Alaska. The PCS license has an initial duration of 10 years. The Company expects to renew the PCS license for an additional 10-year term under FCC rules. The Company's operations may require additional licenses in the future.

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

     The Company is subject to regulation by the FCC and by the APUC as a non-dominant provider of long distance services. Among other regulatory requirements, the Company is required to file tariffs with the FCC for interstate and international service, and with the APUC for intrastate service but such tariffs routinely become effective without intervention by the FCC, APUC or other third parties since the Company is a non-dominant carrier. The Company received approval from the APUC in February 1997 to permit the Company to provide local exchange services throughout ATU's existing service area. Military franchise requirements also affect the Company in its provision of telecommunications and cable television services to military bases.

     1996 Telecom Act. A key industry development was passage of the 1996 Telecom Act that was signed into law February 8, 1996. The Act is intended by Congress to open up the marketplace to competition and is expected to have a dramatic impact on the telecommunications industry. The legislation breaks down the old barriers that prevented three groups of companies, the LECs, including the RBOCs, the long distance carriers, and the cable TV operators, from competing head-to-head with each other. The Act requires LECs to let new competitors into their business. It also requires the LECs to open up their networks to ensure that new market entrants have a fair chance of competing. The bulk of the legislation is devoted to establishing the terms under which the LECs, and more specifically the RBOCs, must open up their networks.

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

     The 1996 Telecom Act substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending The Communications Act of 1934 including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). The 1996 Telecom Act provides that rate regulation of the cable programming service tier will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act.

      The FCC adopted detailed rules in 1996 to govern interconnection to incumbent local networks by new market entrants. Some LECs and state public utility commissions appealed these rules to the U.S. Court of Appeals, which prevented most of the pricing rules from taking effect, pending a full review by the court.

      In 1997, the court struck down the FCC's pricing rules. It ruled that the Telecom Act left jurisdiction over pricing matters to the states. The court also struck down certain other FCC rules on jurisdictional or substantive grounds. The U.S. Supreme Court has agreed to review the appeals court decision.

      In 1997, the FCC issued important decisions on the structure and level of access charges and universal service. These decisions will impact the industry in several ways, including the following:

         - An additional subsidy was created to support telecommunications services for schools, libraries and rural health care providers. All carriers providing telecommunications services will be required to fund this program, which is capped at $2.7 billion per year. However, LECs can pass their portion of these costs on to long distance carriers.

         - Per-minute interstate access rates charged by LECs will decline over time to become cost-based, beginning in July 1997.

         - Certain monthly flat-rate charges paid by some local telephone customers will increase beginning in 1998.

         - Certain per-minute access charges paid by long distance companies were converted to flat monthly charges based on pre-subscribed lines.

         - A basis has been established for replacing implicit access subsidies with an explicit interstate universal service fund beginning in 1999.

      A number of LECs, long distance companies and others have appealed some or all of the FCC's orders. The effective date of the orders has not been delayed, but the appeals are expected to take a year or more to conclude. The impact of these FCC decisions on the Company is difficult to determine, but is not expected to be material.

     Some BOCs have also challenged the Telecom Act restrictions on their entry into long distance markets as unconstitutional. A federal district court in Wichita Falls, Texas, ruled the restrictions unlawful because they constituted a legislative act that imposed punishment without a judicial proceeding. The United States government and others filed appeals of this decision. The federal district court delayed implementing its decision pending resolution of the appeals. The Company is unable to predict the outcome of such rulemakings or litigation or the substantive effect (financial or otherwise) of the 1996 Telecom Act and the rulemakings on the Company.

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

     Because the Company is authorized to offer local exchange services in Anchorage, it will be regulated as a CLEC by the APUC. In addition, the Company will be subject to other regulatory requirements, including certain requirements imposed by the 1996 Telecom Act on all LECs, which requirements include permitting resale of LEC services, number portability, dialing parity, and reciprocal compensation.

     As a PCS licensee, the Company is subject to regulation by the FCC, and must comply with certain buildout and other conditions of the license, as well as with the FCC's regulations governing the PCS service. On a more limited basis, the Company may be subject to certain regulatory oversight by the APUC (e.g., in the areas of consumer protection), although states are not permitted to regulate the rates of PCS and other commercial mobile service providers. PCS licensees may also be subject to regulatory requirements of local jurisdictions pertaining to, among other things, the siting of tower facilities.

Other

       No material portion of the businesses of the Company is subject to renegotiation of profits or termination of contracts at the election of the federal government.

Item 2.  PROPERTIES

     General. The Company's property, plant and equipment totaled $224.4 million at December 31, 1997, of which $131.3 relates to telecommunications services, $74.5 relates to cable services, and $18.6 relates to local services. These properties consist primarily of switching equipment, satellite earth stations, fiber-optic networks, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, transportation equipment, computer equipment and general office equipment. Substantially all of the Company's properties secure its credit agreement and senior loan. See note 6 to the Notes to Consolidated Financial Statements included in Part II of this Report for further discussion.

     Telecommunication Services. The Company operates a state-of-the-art, competitive telecommunications network employing the latest digital transmission technology based upon fiber optic and digital microwave facilities within and between Anchorage, Fairbanks and Juneau. The Company's network includes a digital fiber optic cable linking Alaska to the contiguous 48 states and providing access to other carriers' networks for communications around the world. The Company uses satellite transmission to remote areas of Alaska and for certain interstate traffic.

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

     The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders on the Hughes Galaxy X satellite to meet its long-term satellite capacity requirements. The balance payable upon expected delivery of the transponders in the third quarter of 1998 is not expected to exceed $41 million. The Company's remaining commitment will likely be funded from its senior credit agreement. The purchase and lease-purchase option agreement provides for the interim lease of transponder capacity on the Hughes Galaxy IX satellite from June 1996 through the delivery of the purchased transponders.

     The Company leases its long distance services industry segment's executive, corporate and administrative facilities in Anchorage, Fairbanks and Juneau, Alaska. The Company's operating, executive, corporate and administrative properties are in good condition. The Company considers its properties suitable and adequate for its present needs and are being fully utilized.

     Cable Services. The Cable Systems serve 26 communities and areas in Alaska including Anchorage, Fairbanks and Juneau, the state's three largest urban areas. As of December 31, 1997 the Cable Systems consisted of approximately 1,820 miles of installed cable plant having between 300 to 450 MHz of channel capacity (or enough capacity to carry from 70 to 130 channels). The Company leases its cable services industry segment's operating facilities in substantially all locations. Such properties are in good condition. The Company considers its properties suitable and adequate for its present and anticipated future needs.

     Local Services. The Company operates a state-of-the-art, competitive telecommunications network employing the latest digital transmission technology based upon fiber optic facilities within Anchorage. The Company leases its local services industry segment's operating facilities in Anchorage. Such properties are in good condition. The Company considers its properties suitable and adequate for its present and anticipated future needs.

Item 3.  LEGAL PROCEEDINGS

      Except as set forth in this item, neither the Company, its property nor any of its subsidiaries or their property is a party to or subject to any material pending legal proceedings. The Company and its subsidiaries are parties to various claims and pending litigation as part of the normal course of business. The Company is also involved in several administrative proceedings and filings with the FCC and state regulatory authorities. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business which management believes, even if resolved unfavorably to the Company, would not have a materially adverse affect on the Company's business or financial statements.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a)  Date of meeting - November 25, 1997
            Nature of meeting - 1997 annual meeting

       (b) Election of Directors:

            Names of directors elected at the meeting:

             Ronald A. Duncan       Votes:  75,488,274 For;  333,094  Withheld
             Jeffery C. Garvey      Votes:  75,489,066 For;  332,302  Withheld
             William P. Glasgow     Votes:  75,149,466 For;  671,902  Withheld
             Donald Lynch           Votes:  75,149,965 For;  671,403  Withheld
             Larry E. Romrell       Votes:  72,208,309 For;  3,612,310  Withheld

            Names of directors whose term of office continued after the meeting:
             Carter F. Page
             Robert M. Walp
             Donne F. Fisher
             John W. Gerdelman
             James M. Schneider

       (c) Other matters voted upon:

             Adoption of an amendment to the Restated Articles of Incorporation for the Company increasing the number of authorized shares of Class A common stock from 50 million to 100 million shares.

             Votes: 75,185,292 For; 584,104 Against; 51,972 Abstain

             Increasing the number of shares of the Company's Class A common stock allocated to the Company's Revised 1986 Stock Option Plan by
             2.5 million shares of Class A common stock.

             Votes: 68,118,255 For; 3,036,531 Against; 69,564 Abstain

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

                                        Class A                           Class B
                               ---------------------------     -------------------------------
                                  High            Low              High             Low
1996:
     First Quarter                6 7/8           4 1/2           6 7/8             4 1/2
     Second Quarter               9 1/4           6               9 1/4             6
     Third Quarter                8 3/8           5 3/4           8 3/8             5 3/4
     Fourth Quarter               8 1/4           5 3/4           8 1/4             5 3/4

1997:
     First Quarter                8 1/8           6               8 1/8             6
     Second Quarter               8 5/8           6 1/4           8 5/8             6 1/4
     Third Quarter                9 1/4           6 1/2           9 1/4             6 1/2
     Fourth Quarter               8 1/8           6 3/8           8 1/8             6 3/8


Holders

      As of December 31, 1997 there were 1,768 holders of record of the Company's Class A common stock and 665 holders of record of the Company's Class B common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

Dividends

     GCI and GCI, Inc. have never paid cash dividends on their common stock and have no present intention of doing so. Payment of cash dividends in the future, if any, will be determined by the Company's Board of Directors in light of the Company's earnings, financial condition and other relevant considerations. The Company's existing bank loan agreements contain provisions that prohibit payment of dividends, other than stock dividends (see note 6 to the Consolidated Financial Statements included in Part II of this Report).

Item 6.     SELECTED FINANCIAL DATA

      The following table presents selected historical information relating to financial condition and results of operations over the past five years.

                                                                             Years ended December 31,
                                                          -----------------------------------------------------------
                                                             1997         1996        1995        1994         1993
                                                          ---------      -------     -------     -------     -------
                                                                  (Amounts in thousands except per share amounts)
Revenues 1                                                $ 223,809      164,894     129,279     116,981     102,213
Net earnings (loss) before income taxes and
    extraordinary item 2                                  $  (2,235)      12,690      12,601      11,681       6,715
Loss on early extinguishment of debt, net of income tax
    benefit of $180                                       $     521            0           0           0           0
Net earnings (loss)                                       $  (2,183)       7,462       7,502       7,134       3,951
Basic net earnings (loss) per common share                $   (0.05)        0.28        0.32        0.30        0.19
Diluted net earnings (loss) per common share              $   (0.05)        0.27        0.31        0.30        0.18
Total assets 3                                            $ 545,302      447,335      84,765      74,249      71,610
Long-term debt, including current portion 3               $ 250,084      223,242       9,980      12,554      20,823
Obligations under capital leases, including current       $   1,188          746       1,047       1,297       1,522
    portion

Total stockholders' equity 3, 4                           $ 204,439      149,554      43,016      35,093      27,210
Dividends declared per Common share 5                     $    0.00         0.00        0.00        0.00        0.00
Dividends declared per Preferred share 6                  $    0.00         0.00        0.00        0.00        0.44

     1 The 1997 revenue increase is primarily attributed to the Company's reporting 12 months of cable television service revenues as compared to two months reported in 1996.

     2 The Company's net loss in 1997 is attributed to additional depreciation, amortization and interest expense resulting from the cable company acquisitions in October 1996 and startup losses from the Company's entry into the local services segment.

     3 Increases in the Company's total assets, long-term debt and stockholders' equity in 1996 as compared to 1995 result in part from the cable company acquisitions and MCI stock issuance described in notes (2) and (8) to the Notes to Consolidated Financial Statements included in Part II of this Report.

     4 The 1997 increase in stockholders' equity is primarily attributed to the Company's equity offering in August 1997, described in note (8) to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report.

     5 The Company has never paid a cash dividend on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company intends to retain its earnings, if any, for the development of its business. Payment of cash dividends in the future, if any, will be determined by the board of directors of the Company in light of the Company's earnings, financial condition, credit agreements and other relevant considerations. The Company's existing bank loan agreements contain provisions that prohibit payment of dividends, other than stock dividends, as further described in note
          (6) to the Notes to Consolidated Financial Statements included in Part II of this Report.

     6 The Company declared and issued stock dividends of approximately 304,000 shares of Class B Common Stock in 1992, and paid dividends totaling $153,000 in 1993 on its non-voting Series A 15% Convertible Cumulative Preferred Stock. The Preferred Stock was acquired and retired in 1993.

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

                      FACTORS AFFECTING FUTURE PERFORMANCE

      Future operating results of the Company will depend upon many factors and will be subject to various risks and uncertainties, including those set forth in this and other sections of Form 10-K. The information contained in Form 10-K includes forward-looking statements regarding the Company's future performance. Future results of the Company may differ materially from any forward-looking statement due to such assumptions and risks. Future performance cannot be ensured.

                                    OVERVIEW

      Long Distance Telecommunications Services. The Company has historically reported revenues principally from the provision of interstate and intrastate long distance telecommunications services to residential, commercial and governmental customers and to other common carriers (principally MCI Telecommunications, Inc. ("MCI") and U.S. Sprint ("Sprint")). These services accounted for approximately 93.3% of the Company's telecommunications services revenues during 1997. The balance of telecommunications services revenues have been attributable to corporate network management contracts, telecommunications equipment sales and service and other miscellaneous revenues (including revenues from prepaid and debit calling cards, the installation and leasing of customers' very small aperture terminal ("Vsat") equipment and fees charged to MCI and Sprint for certain billing services). Factors that have the greatest impact on year-to-year changes in telecommunications services revenues include the rate per minute charged to customers and usage volumes, usually expressed as minutes of use. These factors in turn depend in part upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, in particular oil production, as well as tourism, government and United States military spending.

      The Company's telecommunications cost of sales and services has consisted principally of the direct costs of providing services, including local access charges paid to LECs for the origination and termination of long distance calls in Alaska, fees paid to other long distance carriers to carry calls that terminate in areas not served by the Company's network (principally the lower 49 states, most of which calls are carried over MCI's network, and international locations, which calls are carried principally over Sprint's network), and the cost of equipment sold to the Company's customers. During 1997, local access charges accounted for 46.3% of telecommunications cost of sales and services, fees paid to other long distance carriers represented 37.9%, satellite transponder lease and undersea fiber maintenance costs represented 9.2%, telecommunications equipment accounted for 3.4%, and enterprise services and outsourcing costs represented 2.1% of telecommunications cost of sales and services.

      The Company's telecommunications selling, general, and administrative expenses have consisted of operating and engineering, service, sales and communications, management information systems, general and administrative, legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities and certain equipment costs). A significant portion of telecommunications selling, general, and administrative expenses, 28.7% during 1997, represents the cost of the Company's advertising, promotion and market analysis programs.

      Cable Services. Following the cable system acquisitions effective October 31, 1996, the Company now reports a significant level of revenues and EBITDA from the provision of cable services. During 1997, cable revenues and EBITDA represented 24.7% and 60.6%, respectively, of consolidated revenues and EBITDA. The cable systems serve 26 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

      The Company generates cable services revenues from three primary sources:
(1) programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; and (3) advertising sales. During 1997 programming services generated 86.8% of total cable services revenues, equipment rental and installation fees accounted for 7.7% of such revenues, advertising sales accounted for 3.9% of such revenues, and other services accounted for the remaining 1.6% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services, and the average number of subscribers during a given reporting period.

      The cable systems' cost of sales and selling, general and administrative expenses have consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising, rental expense, and property taxes. During 1997 programming and copyright expenses represented approximately 40.1% of total cable cost of sales and selling, general and administrative expenses. Marketing and advertising costs represented approximately 6.0% of such total expenses.

      Local Services. The Company began offering local exchange services in Anchorage during late September 1997. Local exchange services revenues totaled $610,000 representing less than 1.0% of total revenues in 1997. The Company expects local services revenues to represent less than 6.0% of total revenues in 1998. During 1997 operating and engineering expenses represented approximately 12.0% of total local services cost of sales and selling, general and administrative expenses. Marketing and advertising costs represented approximately 6.0% of such total expenses, customer service, and general and administrative costs represented approximately 75.9% of such total expenses. The Company expects that it will generate operating losses and negative EBITDA from local exchange services during 1998.

      PCS Services. The Company began developing plans for PCS wireless communications service deployment in 1995 and is currently evaluating various vendors for a proposed PCS network. In 1997 the Company conducted a technical trial of its candidate technology. The Company currently expects to launch PCS service in Anchorage in 1999, although it may be deferred beyond that date.

      Depreciation and amortization and interest expense on a consolidated basis is expected to be higher in 1998 as compared to 1997 resulting primarily from additional depreciation on 1997 and 1998 capital expenditures. As a result, the Company anticipates recording a net loss in 1998.

                              RESULTS OF OPERATIONS

      The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated:

                                       Year Ended December 31,   Percentage Change
                                       -----------------------   -----------------
                                                                   1996     1997
                                                                    vs.      vs.
                                       1997     1996     1995      1995     1996
                                      ------   ------   ------   -------   -------
  Statement of Operations Data:
    Revenues:
       Telecommunications services    100.0%    94.3%    75.1%     20.2%      8.1%
       Cable services                  --        5.7%    24.6%     --       482.2%
       Local services                  --       --        0.3%     --        --
                                      ------   ------   ------   -------   -------
    Total revenues                    100.0%   100.0%   100.0%     27.5%     35.7%
       Cost of sales and services      55.8%    56.2%    49.6%     28.5%     19.9%
       Selling, general and
          administrative
          expenses                     29.2%    28.1%    32.9%     23.1%     58.5%
       Depreciation and
          amortization                  4.6%     5.7%    10.6%     57.0%    152.6%
                                      ------   ------   ------   -------   -------
    Operating income                   10.4%    10.0%     6.9%     21.5%     (6.3)%
                                      ------   ------   ------   -------   -------
    Net earnings (loss) before income
       taxes and extraordinary item     9.7%     7.7%    (1.0)%     0.7%    (117.6)%
    Extraordinary item                 --       --       (0.2)%    --        --
                                      ------   ------   ------   -------   -------
    Net earnings (loss)                 5.8%     4.5%    (1.0)%    (0.5)%   (129.3)%
                                      ------   ------   ------   -------   -------
                                      ------   ------   ------   -------   -------
  Other Operating Data:
    Cable operating income (1)         --       23.2%    18.9%     --       374.6%
    Cable EBITDA  (1)                  --       46.6%    43.0%     --       437.7%
    Local operating loss (2)           --       --      (708.5)%   --       396.8%
    Local EBITDA  (2)                  --       --      (622.5)%   --       336.4%
    Consolidated EBITDA                15.1%    15.7%    17.5%     63.9%     51.6%

--------------------
     (1)  Computed as a percentage of total cable services revenues.
     (2)  Computed as a percentage of total local services revenues.

      Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

      Revenues

      Total revenues increased 35.7% from $164.9 million in 1996 to $223.8 million in 1997. The Company reported two months' of cable services revenues in 1996 following its acquisition of the Cable Systems effective October 31, 1996. Cable revenues increased $45.7 million to $55.2 million resulting from 12 months' of activity being recorded in 1997. Long distance transmission revenues from commercial, residential, governmental, and other common carrier customers increased 9.8% from $142.6 million in 1996 to $156.6 million in 1997. This increase reflected a 9.0% increase in interstate minutes of use to 620.8 million minutes and a 9.8% increase in intrastate minutes of use to 133.1 million minutes. Long distance revenue growth in 1997 was largely due to a 22.3% increase in revenues from other common carriers (principally MCI and Sprint), from $48.0 million in 1996 to $58.7 million in 1997 and a 12.7% increase in private line and private network transmission services revenues, from $14.1 million in 1996 to $15.9 million in 1997.

      The above increases in revenues were offset in part by a 1.1% reduction in the Company's average rate per minute on long distance traffic from $0.179 per minute in 1996 to $0.177 per minute in 1997. The decrease in rates resulted from the Company's promotion of and customers' enrollment in new calling plans offering discounted rates and length of service rebates, such new plans being prompted in part by the Company's primary long distance competitor, AT&T Alascom, reducing its rates and entry of local exchange carriers into long distance markets served by the Company. Systems sales and services revenues decreased 6.4% from $10.9 million in 1996 to $10.2 million in 1997, primarily due to a reduced number of large equipment sales transactions in 1997 as compared to 1996. Other long distance revenues decreased $0.7 million to $1.1 million due primarily to reduced revenues from short term Vsat leases.

      Cost of Sales and Services

      Cost of sales and services totaled $92.7 million in 1996 and $111.1 million in 1997. As a percentage of total revenues, cost of sales and services decreased from 56.2% in 1996 to 49.6% in 1997. The decrease in cost of sales and services as a percentage of revenues is primarily attributed to changes in the Company's product mix. The Company reported 12 months of cable operations in 1997 as compared to two months in 1996. Cable cost of sales and services as a percentage of sales are less than long distance and local services cost of sales and services as a percentage of sales. The increase in cable revenues as a percentage of total revenues (5.8% in 1996 to 24.7% in 1997) resulted in an overall decrease in the Company's cost of sales and services as a percentage of sales.

      Additionally, cost of sales and services as a percentage of revenues were reduced in part by reductions in the rate per minute billed to the Company for the local access and interstate termination services it obtains from third parties. Decreases in 1997 cost of sales and services as compared to 1996 were offset in part by refunds in the first two quarters of 1996 aggregating approximately $960,000 from a local exchange carrier and the National Exchange Carriers Association in respect of earnings by them that exceeded regulatory requirements.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 58.6% from $46.4 million in 1996 to $73.6 million in 1997, and, as a percentage of revenues, increased from 28.1% in 1996 to 32.9% in 1997. This increase resulted from:

          1. The Company's reporting 12 months' of cable television selling, general and administrative expenses in 1997 ($18.8 million) as compared to two months' in 1996 ($3.0 million).

          2. Operating, engineering, sales, customer service and administrative costs totaling $4.1 million as compared to $870,000 in 1996 associated with the Company's local services segment which initiated service in September 1997.

          3. Increased telecommunication general and administrative expenses of $5.1 million in 1997 due to increased personnel and other costs in customer service, engineering, operations, accounting, human resources, legal and regulatory, and management information services. Cost increases were associated with the development, introduction, or planned introduction, and support of new products and services including cable television services, rural message and data telephone services, PCS services, and Internet services. Increased customer service expenses were associated with support of increased sales volumes and expenditures necessary to integrate customer service operations across product lines.

          4. Bad debt expense totaling $3.0 million for 1997 compared to $1.7 million in 1996 (directly associated with increased revenues).

          5. Increased telecommunication segment sales, advertising and telemarketing costs totaling $13.0 million in 1996 compared to $14.8 million in 1997. Increased selling costs were associated with the introduction of various marketing plans and other proprietary rate plans and cross promotion of products and services.

      Depreciation and Amortization

      Depreciation and amortization expense increased 153.2% from $9.4 million in 1996 to $23.8 million in 1997. Of this increase, $13.3 million resulted from the Company's acquisition of the cable systems effective October 31, 1996, with the balance of the increase attributable to the Company's $38.6 million investment in facilities during 1996 for which a full year of depreciation was recorded during the year ending December 31, 1997 and the 1997 investment of $73.7 million in facilities for which a partial year of depreciation was recorded during 1997.

      Interest Expense, Net

      Interest expense, net of interest income, increased 375.7% from $3.7 million in 1996 to $17.6 million in 1997. This increase resulted primarily from increases in the Company's average outstanding indebtedness resulting primarily from its acquisition of the Cable Systems, construction of new facilities in rural Alaska, expansion and upgrades of cable television facilities, and investment in local services equipment and facilities. Such increases were offset in part by increases in the amount of interest capitalized during 1997.

      Loss on Extinguishment of Debt

      The Company recorded a net loss on extinguishment of debt of $521,000 in 1997 resulting from refinancing its previously outstanding Senior Credit Facility effective August 1, 1997. The loss resulted from the write-off of unamortized deferred debt issuance costs. The loss is reported in the accompanying Consolidated Financial Statements net of an income tax benefit of $180,000.

      Income Tax Expense

      Income tax expense decreased from $5.2 million in 1996 to a benefit of $0.6 million in 1997 due to the Company incurring a net loss before income taxes and extraordinary item in 1997 as compared to net earnings in 1996. The Company's effective income tax rate decreased from 41.2% in 1996 to 25.6% in 1997 due to the net loss and the proportional amount of items that are nondeductible for income tax purposes.

      As a result of its acquisition of the Cable Companies, the Company has available net operating loss carryforwards for income tax purposes totaling $37.6 million at December 31, 1997 which begin to expire in 2004 if not utilized. The Company's utilization of these carryforwards is subject to certain limitations pursuant to section 382 of the Internal Revenue Code.

      The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. The Company estimates that its effective income tax rate for financial statement purposes will be approximately 25% in 1998. The Company expects that its operations will generate net income before income taxes during the carryforward periods to allow utilization of loss carryforwards for which no allowance has been established.

      A deferred tax asset was established related to these carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

      Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.

      Revenues

      Total revenues increased 27.5% from $129.3 million in 1995 to $164.9 million in 1996. Long distance transmission revenues from commercial, residential, governmental, and other common carrier customers increased 18.8% from $120.0 million in 1995 to $142.6 million in 1996. This increase reflected a 22.6% increase in interstate minutes of use to 569.6 million minutes and a 29.8% increase in intrastate minutes of use to 121.2 million minutes, principally due to a new marketing program which the Company launched during the third quarter of 1995. This program consisted of the introduction of a new flat-rate calling plan ("Great Rate") coupled with telemarketing, direct sales, and the promotion of a $1 million sweepstakes. Revenue growth in 1996 was also due to a 23.7% increase in revenues from other common carriers (principally MCI and Sprint), from $38.8 million in 1995 to $48.0 million in 1996 and a 23.7% increase in private line and private network transmission services revenues, from $11.4 million in 1995 to $14.1 million in 1996. Systems sales and services revenues increased 47.3% from $7.4 million in 1995 to $10.9 million in 1996, primarily due to the commencement in the second quarter of 1996 of services provided under a new outsourcing contract with National Bank of Alaska. The Company also reported two months' of cable services revenues in 1996 following its acquisition of the Cable Systems effective October 31, 1996.

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

      Cost of Sales and Services

      Cost of sales and services was $72.1 million in 1995 and $92.7 million in 1996. As a percentage of total revenues, cost of sales and services increased from 55.8% in 1995 to 56.2% in 1996. The increase in cost of sales and services as a percentage of revenues during 1996 as compared to 1995 resulted primarily from the reduced average rate per minute billed to customers in 1996 as compared to 1995 without an offsetting reduction in the rate per minute billed to the Company for the local access and interstate termination services it obtains from third parties. These increases were offset in part by refunds in the first two quarters of 1996 aggregating approximately $960,000 from a local exchange carrier and the National Exchange Carriers Association in respect of earnings by them that exceeded regulatory requirements.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 23.1% from $37.7 million in 1995 to $46.4 million in 1996, and, as a percentage of revenues, decreased from 29.2% in 1995 to 28.1% in 1996. Selling, general and [6~administrative expenses increased as a result of increased sales and customer service volumes, bad debt expense totaling $1.7 million for 1996 compared to $1.5 million in 1995 (directly associated with increased revenues), and increased sales, advertising and telemarketing costs totaling $9.9 million in 1995 compared to $13.3 million in 1996 due to the introduction of various marketing plans and other proprietary rate plans. Additionally, selling, general and administrative expenses increased in 1996 due to increased personnel and other costs totaling $2.7 million in sales, engineering, operations, accounting, human resources, legal and regulatory, and management information services. Such costs were associated with the development and introduction, or planned introduction, of new products and services including local services, cable television services, rural message and data telephone services, PCS services, and Internet services.

      Depreciation and Amortization

      Depreciation and amortization expense increased 56.7% from $6.0 million in 1995 to $9.4 million in 1996 resulting primarily from the Company's acquisition of the cable systems effective October 31, 1996 and the Company's $8.9 million investment in facilities during 1995 for which a full year of depreciation was recorded during the year ending December 31, 1996 and the 1996 investment of $38.6 million in facilities for which a partial year of depreciation was recorded during 1996.

      Interest Expense, Net

      Interest expense, net of interest income, increased 311.1% from $0.9 million in 1995 to $3.7 million in 1996. This increase resulted primarily from increases in the Company's average outstanding indebtedness resulting primarily from its acquisition of the Cable Systems and capital expenditures. Such increases were offset in part by increases in the amount of interest capitalized during 1996.

      Income Tax Expense

      Income tax expense increased 2.0% from $5.1 million in 1995 to $5.2 million in 1996 due to an increase in net earnings before income taxes and a higher effective income tax rate from 40.5% in 1995 to 41.2% in 1996.

          SEASONALITY; FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

      The following chart provides selected unaudited statement of operations data from the Company's quarterly results of operations during 1996 and 1997:

                                                     (Dollars in thousands, except per share amounts)
                                           First         Second         Third           Fourth          Total
                                          Quarter        Quarter         Quarter        Quarter          Year
                                         --------------------------------------------------------------------
               1996
               ----
Revenues
   Telecommunications services           $ 37,969         39,199         38,664         39,587        155,419
   Cable services                            --             --             --            9,475          9,475
                                         --------------------------------------------------------------------
Total revenues                             37,969         39,199         38,664         49,062        164,894

Operating income                            3,947          3,970          4,017          4,475         16,409

Net earnings                             $  2,137          2,150          2,140          1,035          7,462
                                         --------------------------------------------------------------------
                                         --------------------------------------------------------------------
Basic net earnings per share             $   0.09           0.09           0.08           0.03           0.28
                                         --------------------------------------------------------------------
                                         --------------------------------------------------------------------
Diluted net earnings per share           $   0.08           0.08           0.08           0.03           0.27
                                         --------------------------------------------------------------------
                                         --------------------------------------------------------------------
Other financial data:

     Cable EBITDA                        $   --             --             --           4,416          4,416
                                         --------------------------------------------------------------------
                                         --------------------------------------------------------------------
     Consolidated EBITDA                 $  5,834          5,888          5,829          8,267         25,818
                                         --------------------------------------------------------------------
                                         --------------------------------------------------------------------
             1997
             ----
Revenues

   Telecommunications services           $ 39,225         42,131         44,407         42,271        168,034
   Cable services                          13,656         14,055         13,294         14,160         55,165
   Local services                            --             --              255            355            610
                                         --------------------------------------------------------------------
Total revenues                             52,881         56,186         57,956         56,786        223,809

Operating income                            3,292          2,786          3,786          5,518         15,382

                                                     (Dollars in thousands, except per share amounts)
                                           First         Second         Third           Fourth          Total
                                          Quarter        Quarter         Quarter        Quarter          Year
                                         --------------------------------------------------------------------
Extraordinary item, net of income
     tax benefit                             --             --              433             88            521

Net income (loss)                        $   (525)          (832)          (928)           102         (2,183)
                                         --------------------------------------------------------------------
                                         --------------------------------------------------------------------
Basic net earnings (loss) per
   share                                 $  (0.01)         (0.02)         (0.02)          0.00          (0.05)
                                         --------------------------------------------------------------------
                                         --------------------------------------------------------------------
Diluted net earnings (loss) per
     share                               $  (0.01)         (0.02)         (0.02)          0.00          (0.05)
                                         --------------------------------------------------------------------
                                         --------------------------------------------------------------------
Other financial data:
     Cable EBITDA                        $  6,025          5,863          5,687          6,168         23,743
                                         --------------------------------------------------------------------
                                         --------------------------------------------------------------------
     Local EBITDA                        $   (634)          (814)          (540)        (2,443)        (3,797)
                                         --------------------------------------------------------------------
                                         --------------------------------------------------------------------
     Consolidated EBITDA                 $  9,412          8,394          9,553         11,790         39,149
                                         --------------------------------------------------------------------
                                         --------------------------------------------------------------------

      Total revenues for the quarter ended December 31, 1997 were $56.8 million, representing a 2.1% decrease from total revenues in the third quarter of 1997 of $58.0 million. This decrease in revenues resulted in part from (1) a 4.7% decrease in telecommunications services revenues to $42.3 million in the fourth quarter of 1997 from $44.4 million during the third quarter of 1997. This decrease is attributable in part to a decrease in minutes of traffic carried during the fourth quarter of 1997 of approximately 7.6 million minutes as compared to the third quarter of 1997 (a 3.9% decrease), and (2) a decrease in the average rate per minute billed during the fourth quarter of 1997 of approximately $0.005 as compared to the third quarter of 1997 (a 2.7% decrease). Long distance telecommunications revenues are generally lower during the winter months as compared to the summer months. In addition, entry of two local exchange carriers into the Anchorage area long distance market contributed to the reductions in revenue and minutes of use. Partially offsetting this decrease was an increase in cable services revenues to $14.2 million in the fourth quarter of 1997 from $13.3 million in the third quarter of 1997. As further described below, cable revenues are generally higher during the winter months as compared to the summer months.

      Cost of sales and services for the quarter ended December 31, 1997 were $25.3 million, representing a 12.5% decrease from total cost of sales and services in the third quarter of 1997 of $28.9 million. Reduced cost of sales resulted from reduced revenues during the fourth quarter as previously described and cost reductions as a percentage of revenues in the fourth quarter as compared to the third quarter of 1997.

      Selling, general and administrative expenses increased $198,000 during the fourth quarter of 1997 as compared to the third quarter of 1997 principally as a result of personnel, sales, engineering, operations, customer service, management information systems, accounting, human resources, legal and regulatory expenses associated with the development and introduction, or planned introduction, of new products and services including local services, PCS services and Internet services.

      The Company reported a net income of $102,000 for the fourth quarter of 1997 as compared to a net loss of $928,000 during the third quarter of 1997. The reduced net loss was primarily attributable to (1) fourth quarter cost of sales and services reductions that exceeded the reduction in revenues as compared to the third quarter, and (2) the write-off of $701,000 in deferred debt issuance costs during the third quarter of 1997.

      Long distance revenues have historically been highest in the summer months as a result of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers spend more time at home and tend to watch more television during these months. Local service operations are not expected to exhibit significant seasonality. The Company's ability to implement construction projects is also reduced during the winter months because of cold temperatures, snow and short daylight hours.

                            ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all changes in equity during a period except those due to owner investments and distributions. It includes items such as foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities This standard does not change the display or components of present-day net income. Statement 130 is applicable to all entities that provide a full set of financial statements consisting of a statement of financial position, results of operations and cash flows. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997. Management of the Company expects that adoption of SFAS No. 130 in the first quarter of 1998 will not have a material impact on the Company's financial statement disclosures.

      In June 1997, the Accounting Standards Board issued SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise" which applies to all public business enterprises. This new standard requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and how it measures segment performance. SFAS 131 requires companies to disclose a measure of segment profit or loss, segment assets, and reconciliations to consolidated totals It also requires entity-wide disclosures about a company's products and services, its major customers and the material countries in which it holds assets and reports revenues. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Management of the Company expects that adoption of SFAS No. 131 will not have a material impact on the Company's year-end 1998 financial statement disclosures.

      In February 1998, the Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 standardizes the disclosure requirements for pensions and postretirement benefits where practical. It also eliminates certain disclosures and requires additional information on changes in benefit obligations and fair values of plan assets. The Company will adopt SFAS 132 in its 1998 year-end financial statements. SFAS 132 is not expected to have a significant effect on the Company's pension and postretirement benefit plan disclosures.

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's 1997 cash flows from operating activities totaled $30.8 million, net of changes in the components of working capital. Additional sources of cash during 1997 included long-term borrowings of $268.3 million and class A common stock offering proceeds totaling $50.8 million as further described below. The Company's expenditures for property and equipment, including construction in progress, totaled $38.6 million and $64.6 million in 1996 and 1997, respectively. Uses of cash during 1997 included repayment of $231.0 million of long-term borrowings and capital lease obligations, payment of deferred debt issuance costs, underwriting fees and commissions totaling $13.3 million, investment of $39.4 million in restricted cash, payment of undersea fiberoptic cable construction deposits totaling $9.1 million, and an increase in notes receivable of $698,000.

      Net receivables increased $5.3 million from December 31, 1996 to December 31, 1997 resulting from increased revenues in 1997 as compared to 1996 and an increase in refundable income taxes in 1997 of $3.7 million.

      The Company reported a working capital deficit of $22.8 million as of December 31, 1996. The Company's then existing credit facility matured within the following twelve-month period resulting in the outstanding balance as of December 31, 1996 being included in current maturities of long-term debt. Except for the classification of the Company's senior indebtedness as current, working capital at December 31, 1996 totaled $4.6 million. Working capital at December 31, 1997 totaled $5.0 million, a $0.4 million increase from working capital recomputed at December 31, 1996.

      General Communication, Inc. issued 7.0 million shares of its class A common stock on August 1, 1997 for $7.25 per share, before deducting underwriting discounts and commissions. Net proceeds to General Communication, Inc. totaled $48.0 million. Concurrently with the stock offering, GCI, Inc., a newly created wholly owned subsidiary of General Communication, Inc., issued $180.0 million of 9.75% senior notes due 2007 to the public. Net proceeds to GCI, Inc. after deducting underwriting discounts and commissions totaled $174.6 million.

      Concurrently with the public offerings described above, GCI Holdings, Inc. ("Holdings", a newly created wholly-owned subsidiary of GCI, Inc.) entered into new $200,000,000 and $50,000,000 credit facilities effective August 1, 1997. The new facilities mature June 30, 2005 and bear interest at either Libor plus 0.75% to 2.5%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. $64.7 million was drawn on the credit facilities as of December 31, 1997.

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

      Net proceeds from the public offerings and new credit facility were used to retire amounts owing under the Company's then existing credit agreements, fund $50 million in capital for use in constructing an undersea fiberoptic cable, and for working capital requirements.

      On January 27, 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle (see notes 13 and 14 to the accompanying Notes to Consolidated Financial Statements). The Fiber Facility provides up to $75 million in construction financing and will bear interest at either Libor plus 3.0%, or at the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $40,000,000-60,000,000 or less. $1,018,750 was borrowed under the facility at closing. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended to a 12 year term loan at any time between the second and fifth anniversary of closing the facility if the Company can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, interest and principal installments based on the extended maturity.

      The Fiber Facility contains, among others, covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs, interest and principal installments. The Fiber Facility also contains a guarantee that requires, among other terms and conditions, Alaska United complete the project by the completion date and pay any non-budgeted costs of the project.

      The Fiber Facility is collateralized by all of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska United.

      The Company's expenditures for property and equipment, including construction in progress, totaled $65.5 million and $38.6 million during 1997 and 1996, respectively. The Company anticipates that its capital expenditures in 1998 may total as much as $225.0 million, including approximately $40.0 million for satellite transponders and approximately $125.0 million for new undersea fiber optic cable facilities which have been financed by the Alaska United Fiber System Partnership ("Alaska United"). Planned capital expenditures over the next five years include $50.0 million to $70.0 million to fund expansion of long distance facilities, between $120.0 million and $140.0 million to fund development, construction and operating costs of its local exchange and PCS networks and businesses; and between $55.0 million and $65.0 million to upgrade its cable television plant and to purchase equipment for new cable television services. Sources of funds for these planned capital expenditures include net proceeds of the public offerings described above, internally generated cash flows and borrowings under the Company's new credit facilities described above and borrowings on GCI Transport Co., Inc.'s new $75 million project financing described above. All such funds will be necessary to complete the Company's planned capital expenditures.

     The Alaska United project will provide a high capacity fiber optic link between Fairbanks, Anchorage, Valdez, and Juneau, Alaska, and the lower 48 states through Seattle, Washington. Its initial capacity will be more than five times the capacity of Alaska's current undersea fiber to the lower 48. After a preliminary route survey was completed and initial cost components determined, a detailed sea floor survey was commissioned. In November 1996, the Company paid $1 million to conduct the sub-sea mapping. On August 1, 1997 the Company issued a down payment to TSS to begin construction. Manufacturing of the cable and its electronics has been underway since that time. The cable is expected to be laid from August to October 1998. Testing will occur after that, and services are expected to commence in December 1998.

     Financing for Alaska United includes $75 million through Credit Lyonnais and other lenders and $50 million from funds raised through the issuance of senior notes described above.

      The Company's ability to invest in discretionary capital and other projects will depend upon its future cash flows and access to borrowings under its credit facilities. Management anticipates that cash flow generated by the Company and borrowings under its credit facilities will be sufficient to meet its planned capital expenditures and working capital requirements

     Effective December 2, 1997, the Company purchased all of the outstanding shares of Astrolabe Group, Inc. Astrolabe was founded in 1995 as a technology management consulting firm helping Alaska based clients effectively plan, implement and operationally manage their network and information system investments. Astrolabe helps clients throughout Alaska manage their rural telecommunication networks, distributed information systems and distance delivery of health care educational services. Astrolabe has been an integral part of the Company's School Access project, providing the Internet software infrastructure central to the value of the Company's distance education product offerings. Following the acquisition, Astrolabe was merged into GCI Communication Corp. and operates as a distinct division named GCI Network Solutions. The $1,324,000 purchase was accounted for using the purchase method. The purchase price consisted of a payment of $600,000 and the issuance of options to purchase 100,000 shares of GCI's Class A common stock for $.01 per share.

      The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The amount payable upon expected delivery of the transponders during the third quarter of 1998 is not expected to exceed $41 million.

                                 ALASKA ECONOMY

     The Company offers telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, the Company's growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on the Company. Oil revenues over the past several years have contributed in excess of 75% of the revenues from all segments of the Alaska economy and are expected to account for 77% in 1998.

     The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in 1988. Over the past several years, it has begun to decline. The two largest producers of oil in Alaska (the primary users of the TransAlaska Oil Pipeline System) continue to explore, develop and produce new oil fields and to enhance recovery from existing fields to offset the decline in production from the Prudhoe Bay field. Both companies have invested large sums of money in developing and implementing oil recovery techniques at the Prudhoe Bay field and other nearby fields. New oil field development is expected to result in an increase in oil production in 2000 and 2001. Oil production is projected to decline over the long term at approximately 6 percent per year.

     Effective March 1997, the State of Alaska passed new legislation relaxing state oil royalties with respect to marginal oil fields that the oil companies claim would not be economic to develop otherwise. No assurance can be given that these two oil companies or other oil companies doing business in Alaska will be successful in discovering new fields or further developing existing fields which are economic to develop and produce oil with access to the pipeline or other means of transport to market, even with the reduced level of royalties. Should the oil companies not be successful in these discoveries or developments, the long term trend of continued decline in oil production from the Prudhoe Bay field area is inevitable with a corresponding adverse impact on the economy of the state, in general, and on demand for telecommunications and cable television services.

     Market prices for North Slope oil have declined to below $11 per barrel in March 1998, below the average price of approximately $18 per barrel used by the State of Alaska to budget its oil related revenues. The State of Alaska maintains surplus accounts that are intended to fund budgetary shortfalls and would be expected to fund all or a portion of the revenue shortfall. The Company is not able to predict the effect of declines in the price of North Slope oil on Alaska's economy or on the Company.

                                   SEASONALITY

      Long distance revenues have historically been highest in the summer months as a result of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers tend to watch more television, and spend more time at home, during these months. The Company's local services revenues are not expected to exhibit significant seasonality. The Company's ability to implement construction projects is also reduced during the winter months because of cold temperatures, snow and short daylight hours.

                                 YEAR 2000 COSTS

      The "Year 2000" issue affects the Company's installed computer systems, network elements, software applications, and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or system failures.

      The Company has established a year 2000 task force to coordinate the identification, evaluation, and implementation of changes to financial and operating computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to insure that the systems and applications will recognize and process the year 2000 and beyond. Major areas of potential business impact have been identified and are being assessed, and initial conversion efforts are underway using both internal and external resources.

      The Year 2000 issue may also affect the systems and applications of the Company's customers and vendors. The Company is also contacting others with whom it conducts business to receive the appropriate warranties and assurances that those third parties are, or will be, Year 2000 compliant.

      The total cost of modifications and conversions is not known at this time. The Company's management estimates that the incremental cost of compliance over the cost of normal software upgrades and replacements and its effect on the Company's future results of operations totals approximately $3 million in each of 1998 and 1999, subject to further review as part of the detailed conversion planning. The cost of modifications and conversions is being expensed as incurred.

      If compliance is not achieved in a timely manner, the Year 2000 issue could have a material effect on the Company's operations. However, the Company is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue and is addressing the most critical applications first. As a result, the Company's management does not believe its operations will be materially adversely affected.

      Funds for year 2000 costs are expected to be provided from the Company's operating activities and credit facilities. Management must balance the requirements for funding discretionary capital expenditures with required year 2000 efforts given its limited resources.

                             REGULATORY DEVELOPMENTS

      See Part I, Item 1, Recent Developments and Regulation, Franchise Authorizations and Tariffs for regulatory developments affecting the Company.

                                    INFLATION

      The Company does not believe that inflation has a significant effect on its operations.

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                    The Company's exposure to market risk - through derivative financial instruments and other financial instruments, such as investments in marketable securities and long-term debt - is not material.

Item 8.         CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    The consolidated financial statements of the Company are
                filed under this Item, beginning on Page 41. The financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                    None.

                                    PART III

Incorporated by reference from the Company's Proxy Statement for its 1998 Annual Shareholders' Meeting.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
General Communication, Inc.:

We have audited the accompanying consolidated balance sheets of General Communication, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Communication, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                 /s/ KPMG PEAT MARWICK LLP
                                                 ----------------------------
                                                 KPMG PEAT MARWICK LLP

Anchorage, Alaska
March 4, 1998

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                       ASSETS                                   1997      1996
-----------------------------------------------              --------   --------
                                                            (Amounts in thousands)
Current assets:
   Cash and cash equivalents                                 $  3,048     13,349
                                                             --------   --------
   Receivables:
        Trade                                                  29,599     28,015
        Income tax receivable (note 7)                          4,752      1,026
        Other                                                     649        228
                                                             --------   --------
                                                               35,000     29,269
   Less allowance for doubtful receivables                      1,070        597
                                                             --------   --------
        Net receivables                                        33,930     28,672
                                                             --------   --------
   Prepaid and other current assets                             2,520      2,236
   Deferred income taxes, net (note 7)                          1,675        835
   Inventories                                                  2,164      1,589
   Notes receivable (note 4)                                      897        421
                                                             --------   --------
        Total current assets                                   44,234     47,102
                                                             --------   --------
Restricted cash (note 13)                                      39,406          0
                                                             --------   --------
Property and equipment, at cost (notes 6, 9, 10 and 11)
   Land and buildings                                             981        692
   Telephony distribution systems                             116,016     81,414
   Cable television distribution systems                       69,445     52,284
   Transportation equipment                                     2,643      1,064
   Support equipment                                           32,596     19,994
   Property and equipment under capital leases                  2,718      2,030
                                                             --------   --------
                                                              224,399    157,478
   Less amortization and accumulated depreciation              58,406     41,497
                                                             --------   --------
        Net property and equipment in service                 165,993    115,981
   Construction in progress                                    18,513     20,770
                                                             --------   --------
        Net property and equipment                            184,506    136,751

Intangible assets, net of amortization (notes 2 and 5)        246,534    250,920
Transponder deposit (note 13)                                   9,100      9,100
Undersea fiber optic cable deposit (note 13)                    9,094          0
Deferred loan and Senior Notes costs, net of amortization       9,379        900
Notes receivable (note 4)                                       1,331      1,016
Other assets, at cost, net of amortization                      1,718      1,546
                                                             --------   --------
        Total assets                                         $545,302    447,335
                                                             --------   --------
                                                             --------   --------

                See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Continued)

      LIABILITIES AND STOCKHOLDERS' EQUITY                                  1997           1996
-------------------------------------------------------------------     ------------- -------------
                                                                           (Amounts in thousands)
Current liabilities:
   Current maturities of long-term debt (note 6)                         $   1,634       31,969
   Current maturities of obligations under capital leases
      (note 11)                                                                198           71
   Accounts payable                                                         25,107       23,677
   Accrued payroll and payroll related obligations                           4,630        3,830
   Accrued liabilities                                                       6,019        4,173
   Accrued interest                                                          7,649        2,708
   Subscriber deposits and deferred revenues                                 3,898        3,449
   Accrued income taxes (note 7)                                               111            0
                                                                         ---------    ---------
      Total current liabilities                                             49,246       69,877

   Long-term debt, excluding current maturities (note 6)                   248,450      191,273
   Obligations under capital leases, excluding
      current maturities (note 11)                                             400            0
   Obligations  under  capital  leases due to  related  parties,
      excluding current maturities (notes 10 and 11)                           590          675
   Deferred income taxes, net (note 7)                                      38,904       33,720
   Other liabilities                                                         3,273        2,236
                                                                         ---------    ---------
      Total liabilities                                                    340,863      297,781
                                                                         ---------    ---------

Stockholders' equity (notes 2, 3, 6, 7 and 8):
Common stock (no par):
   Class A. Authorized 100,000,000 shares; issued and
      outstanding 45,279,045 and 36,586,973 shares at
      December 31, 1997 and 1996, respectively                             170,322      113,421

   Class B. Authorized 10,000,000 shares; issued and
      outstanding 4,062,892 and 4,074,028 shares at
      December 31, 1997 and 1996, respectively;
      convertible on a share-per-share basis into Class A                    3,432        3,432
     common stock

   Less cost of 202,768 and 199,081 Class A common
      shares held in treasury at December 31, 1997 and
      1996, respectively                                                    (1,039)      (1,010)

Paid-in capital                                                              4,425        4,229
Retained earnings                                                           27,299       29,482
                                                                         ---------    ---------
      Total stockholders' equity                                           204,439      149,554
                                                                         ---------    ---------
Commitments and contingencies (notes 11 and 13)
           Total liabilities and stockholders' equity                    $ 545,302      447,335
                                                                         ---------    ---------
                                                                         ---------    ---------

See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years ended December 31, 1997, 1996 and 1995

                                                               1997        1996        1995
                                                            ---------    ---------   ---------
                                                       (Amounts in thousands except per share amounts)
Revenues (notes 9 and 10):
   Telecommunication services                               $ 168,644      155,419     129,279
   Cable services                                              55,165        9,475           0
                                                            ---------    ---------   ---------
        Total revenues                                        223,809      164,894     129,279

Cost of sales and services                                    111,077       92,664      72,091
Selling, general and administrative expenses                   73,583       46,412      37,691
Depreciation and amortization                                  23,767        9,409       5,993
                                                            ---------    ---------   ---------
        Operating income (note 9)                              15,382       16,409      13,504
Interest expense, net (notes 3 and 6)                          17,617        3,719         903
                                                            ---------    ---------   ---------
        Net  earnings  (loss)  before  income  taxes  and
           extraordinary item                                  (2,235)      12,690      12,601
Income tax expense (benefit) (notes 3 and 7)                     (573)       5,228       5,099
                                                            ---------    ---------   ---------
        Net earnings (loss) before  extraordinary loss on
           early extinguishment of debt                        (1,662)       7,462       7,502
Loss on early  extinguishment  of debt, net of income tax
   benefit of $180 (note 6)                                       521            0           0
                                                            ---------    ---------   ---------
        Net earnings (loss)                                 $  (2,183)       7,462       7,502
                                                            ---------    ---------   ---------
                                                            ---------    ---------   ---------
Basic earnings (loss) per common share:
   Net earnings (loss) before extraordinary loss            $   (0.04)        0.28        0.32
   Extraordinary loss                                           (0.01)        0.00        0.00
                                                            ---------    ---------   ---------
        Net earnings (loss)                                 $   (0.05)        0.28        0.32
                                                            ---------    ---------   ---------
                                                            ---------    ---------   ---------
Diluted earnings (loss) per common share:
   Net earnings (loss) before extraordinary loss            $   (0.04)        0.27        0.31
   Extraordinary loss                                           (0.01)        0.00        0.00
                                                            ---------    ---------   ---------
        Net earnings (loss)                                 $   (0.05)        0.27        0.31
                                                            ---------    ---------   ---------
                                                            ---------    ---------   ---------

      See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1997, 1996 and 1995

                                                                                          Class A
                                                 Shares of         Class A     Class B    Shares
                                            Common      Stock      Common      Common     Held in     Paid-in   Retained
(Amounts in thousands)                      Class A     Class B     Stock      Stock      Treasury    Capital   Earnings
                                           -----------------------------------------------------------------------------
Balances at December 31, 1994                19,617      4,179    $ 13,830      3,432       (328)      3,641     14,518

Net earnings                                   --         --          --         --         --          --        7,502
Class B shares converted to Class A               3         (3)       --         --         --          --         --
Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes (note 7)                           --         --          --         --         --           397       --

Shares purchased and held in Treasury          --         --          --         --          (61)       --         --

Shares issued under stock option plan            40       --            82       --         --          --         --

Shares issued and issuable under officer
   stock option agreements                       20       --          --         --         --             3       --
                                           ----------------------------------------------------------------------------
Balances at December 31, 1995                19,680      4,176      13,912      3,432       (389)      4,041     22,020

Net earnings                                   --         --          --         --         --          --        7,462

Class B shares converted to Class A             102       (102)       --         --         --          --         --

Tax effect of excess stock
   compensation expense for tax
   purposes over amounts recognized for
   financial reporting purposes (note 7)       --         --          --         --         --           187       --

Shares issued to MCI (notes 2 and 8)          2,000       --        13,000       --         --          --         --

Shares issued pursuant to
   acquisitions, net of costs totaling
   $432 (note 2)                             14,723       --        86,278       --         --          --         --

Shares purchased and held in Treasury          --         --          --         --         (621)       --         --

Shares issued under stock option plan            82       --           231       --         --          --         --

Shares issued and issuable under officer
   stock option agreements                     --         --          --         --         --             1       --
                                           ----------------------------------------------------------------------------
Balances at December 31, 1996                36,587      4,074     113,421      3,432     (1,010)      4,229     29,482

Net loss                                       --         --          --         --         --          --       (2,183)

Class B shares converted to Class A              11        (11)       --         --         --          --         --

Tax effect of excess stock compensation
   expense for tax purposes over
   amounts  recognized for financial
   reporting purposes (note 7)                 --         --          --         --         --            65       --

Shares issued upon public offering, net
   of issuance costs of $4,024 (note 8)       7,000       --        46,726       --         --          --         --

Shares issued upon conversion of
   convertible note net of fees of $16
   (notes 2 and 8)                            1,538       --         9,983       --         --          --         --

Shares acquired pursuant to officer
   deferred compensation agreement             --         --          --         --          (29)       --         --

Shares issued under stock option plan            57       --           192       --         --            63       --

Shares issued and issuable under officer
   stock option agreements                       86       --          --         --         --            68       --
                                           ----------------------------------------------------------------------------
Balances at December 31, 1997                45,279      4,063    $170,322      3,432     (1,039)      4,425     27,299
                                           ----------------------------------------------------------------------------
                                           ----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1997, 1996 and 1995

                                                                  1997        1996         1995
                                                               ---------    ---------    ---------
                                                                       (Amounts in thousands)
 Cash flows from operating activities:
    Net earnings (loss)                                        $  (2,183)       7,462        7,502
    Adjustments to reconcile net earnings
    to net cash provided by operating activities:
        Depreciation and amortization                             23,191        9,346        5,763
        Amortization of deferred loan costs                          576           63          230
        Deferred income tax expense                                4,410        2,252        1,017
        Deferred compensation and compensatory stock options
                                                                     477          507          433
        Disposals of property and equipment                           71           30          170
        Loss on early extinguishment of debt                         701            0            0
        Bad debt expense, net of write-offs                          473          (34)        (114)
        Other noncash income and expense items                      (125)         (42)         354
        Change in operating assets and liabilities (note 3)        3,202        2,724       (1,307)
                                                               ---------    ---------    ---------
 Net cash provided by operating activities                        30,793       22,308       14,048
                                                               ---------    ---------    ---------
 Cash flows from investing activities:
    Acquisitions of businesses, net of cash acquired (notes
        2 and 3)                                                    (547)     (72,818)           0
    Purchases of property and equipment                          (64,644)     (38,642)      (8,938)
    Restricted cash investments                                  (39,406)           0            0
    Purchases of other assets, including long-term
        deposits                                                  (1,292)     (10,959)        (510)
    Payment of undersea fiber optic cable deposits                (9,094)           0            0
    Proceeds from the sale of investment security                      0            0          832
    Notes receivable issued                                         (698)        (515)        (251)
    Payments received on notes receivable                             32          288          184
                                                               ---------    ---------    ---------
 Net cash used in investing activities                          (115,649)    (122,646)      (8,683)
                                                               ---------    ---------    ---------
 Cash flows from financing activities:
    Long-term borrowings- senior notes                           180,000            0            0
    Long-term borrowings- bank debt and leases                    88,305      208,000            0
    Repayments of long-term borrowings and capital lease
        obligations                                             (231,021)      (5,039)      (2,824)
    Retirement of bank debt assumed                                    0     (105,200)           0
    Proceeds from equity offering                                 50,750            0            0
    Proceeds from common stock issuance                              192       13,231           82
    Purchase of treasury stock                                       (29)        (621)         (61)
    Payment of debt and stock issuance costs                     (13,642)        (701)        (194)
                                                               ---------    ---------    ---------
 Net cash provided (used) by financing activities                 74,555      109,670       (2,997)
                                                               ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents             (10,301)       9,332        2,368
Cash and cash equivalents at beginning of year                    13,349        4,017        1,649
                                                               ---------    ---------    ---------
    Cash and cash equivalents at end of year                   $   3,048       13,349        4,017
                                                               ---------    ---------    ---------
                                                               ---------    ---------    ---------

 See accompanying notes to consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (l)   Organization and summary of Significant Accounting Principles

           (a)  Organization

           General Communication, Inc. ("GCI"), an Alaska corporation, was incorporated in 1979. GCI, Inc., an Alaska corporation, was incorporated in 1997 and is a wholly owned subsidiary of GCI. GCI Holding, Inc. ("Holdings") is a wholly owned subsidiary of GCI, Inc. and was incorporated in 1997. GCI Communication Corp. ("GCC"), an Alaska corporation, is a wholly owned subsidiary of Holdings and was incorporated in 1990. GCI Communication Services, Inc. ("Communication Services"), an Alaska corporation, is a wholly owned subsidiary of Holdings and was incorporated in 1992. GCI Leasing Co., Inc. ("Leasing Company"), an Alaska corporation, is a wholly owned subsidiary of Communication Services and was incorporated in 1992. GCI, GCI, Inc., Holdings and GCC are engaged in the transmission of interstate and intrastate private line and switched message long distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries. GCC also provides northbound services to certain common carriers terminating traffic in Alaska and sells and services dedicated communications systems and related equipment. Communication Services provides private network point-to-point data and voice transmission services between Alaska, Hawaii and the western contiguous United States. Leasing Company owns and leases capacity on an undersea fiber optic cable used in the transmission of interstate private line and switched message long distance services between Alaska and the remaining United States and foreign countries.

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

           GCI Transport Co., Inc., Fiber Hold Co., Inc., GCI Fiber Co., Inc., and GCI Satellite Co., Inc., all Alaska corporations, were incorporated in 1997 to finance the acquisition of satellite transponders and to construct and deploy the fiber optic cable system further described in note 13. GCI Transport Co., Inc. is a wholly owned subsidiary of Holdings. Fiber Hold Co., Inc., GCI Fiber Co., Inc., and GCI Satellite Co., Inc. are wholly-owned subsidiaries of GCI Transport Co., Inc. Alaska United Fiber System Partnership ("Alaska United") was organized in 1997 to construct, own and operate the fiber optic cable system described above and in note 13. Alaska United is a partnership wholly owned by the Company through GCI Fiber Co., Inc. and Fiber Hold Co., Inc.

           (b) Principles of Consolidation

           The consolidated financial statements include the accounts of GCI, its wholly-owned subsidiary GCI, Inc, GCI, Inc.'s wholly-owned subsidiary Holdings, Holdings' wholly-owned subsidiaries GCC, Communication Services, GCI Cable, Communication Services' wholly-owned subsidiary Leasing Company, GCI Transport Co., Inc, GCI Transport Co., Inc.'s wholly-owned subsidiaries GCI Fiber Co., Inc. and Fiber Hold Co., Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Co., Inc.'s wholly owned partnership Alaska United (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (c)  Net Earnings (Loss) Per Common Share

           In February 1997 the Financial Accounting Standards Board (FASB) issued SFAS 128, "Earnings per Share" ("SFAS 128"). This new standard simplifies the earnings per share ("EPS") calculation and makes the U.S. standard for computing EPS more consistent with international accounting standards. The Company adopted SFAS 128 in 1997. EPS for prior years has been restated to comply with SFAS 128.

           Under SFAS 128, primary EPS was replaced with a more simple calculation called basic EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average common shares outstanding. Previously, primary EPS was based on the weighted average of both outstanding and issuable shares assuming all dilutive options had been exercised. Under SFAS 128, fully diluted EPS has not changed significantly, but has been renamed diluted EPS. Diluted EPS includes the effect of all potentially dilutive securities, such as options and convertible preferred stock.

           Shares used to calculate EPS consist of the following (amounts in thousands):

                                              1997     1996     1995
                                             ------   ------   ------
Weighted average common shares outstanding   44,924   26,498   23,600

 Common equivalent shares outstanding             0      802      389
                                             ------   ------   ------
                                             44,924   27,300   23,989
                                             ------   ------   ------
                                             ------   ------   ------

           Common equivalent shares outstanding of 1,407,000 are anti-dilutive at December 31, 1997 and are not included in the diluted net earnings
           (loss) per share calculation.

           (d)  Cash and Cash Equivalents

           Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash.

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

           (f)  Property and Equipment

           Telecommunications Property and Equipment

           Telecommunications property and equipment is stated at cost. Construction costs of transmission facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. Construction in progress represents distribution systems and support equipment not placed in service on December 31, 1997; management intends to place this equipment in service during 1998 and 1999.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

           Cable Television Property and Equipment

           Cable television property and equipment is stated at cost. Cable television equipment depreciation is computed by the straight-line method over the estimated useful lives of the assets. The composite method and a 10-year life are used for cable television distribution systems. Under the composite method, proceeds from the retirement of cable television distribution system assets are credited to the allowance for depreciation. Gains or losses on disposition of property, plant and equipment (other than cable television distribution systems) are credited or charged to income. Maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized.

           (g)  Intangible Assets

           Intangible assets are valued at unamortized cost. Management reviews the valuation and amortization of intangible assets on a periodic basis, taking into consideration any events or circumstances which might indicate diminished value. The assessment of the recoverability is based on whether the asset can be recovered through undiscounted future cash flows.

           Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over periods of 20 to 40 years. Goodwill and certificates of operating rights arising from the 1996 acquisition of the Cable Companies are amortized using the straight line method over forty years.

           The cost of the Company's PCS license and related financing costs have been capitalized as an intangible asset. Once the associated assets are placed into service, the recorded cost of the license will begin being amortized over a 40-year period using the straight-line method.

           (h)  Deferred Loan and Senior Notes Costs

           Debt and Senior Notes issuance costs are deferred and amortized using the straight-line method, which approximates the interest method, over the term of the related debt and notes.

           (i)  Other Assets

           Other assets are recorded at cost and are amortized on a straight-line basis over periods of 8-10 years.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (j)  Revenue from Services and Products

           Revenues generated from long distance telecommunication services are recognized when the services are provided. Revenues from the sale of equipment are recognized at the time the equipment is delivered or installed. Service revenues are derived primarily from maintenance contracts on equipment and are recognized on a prorated basis over the term of the contract.

           Cable television, local service and private line telecommunication revenues are generally billed in advance and are recognized as the associated service is provided.

           Other revenues are recognized when the service is provided.

           (k)  Research and Development and Advertising Expense

           The Company expenses advertising and research and development costs as incurred. Advertising expenses were approximately $2,897,000, $2,411,000 and $1,924,000 for 1997, 1996 and 1995, respectively.

           (l)  Interest Expense

           Interest costs incurred during the construction period of significant capital projects are capitalized. Interest capitalized by the Company totaled $1,886,000, $1,034,000, and $112,000 during the years ended
           December 31, 1997, 1996, and 1995.

           (m)  Income Taxes

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

           (n)  Stock Option Plan

           The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation," ("SFAS 123") which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

            (o)  Use of Estimates

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

            (p)  Concentrations of Credit Risk

            Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, temporary investments, and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. At December 31, 1997, substantially all of the Company's cash and restricted cash balances were invested in short-term liquid money instruments. The Company's customers are located primarily throughout Alaska. As a result of this geographic concentration, the Company's growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as tourism, government, and United States military spending. Though limited to one geographical area, the concentration of credit risk with respect to the Company's receivables is minimized due to the large number of customers, individually small balances, short payment terms and required deposits.

           (q) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

           The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

           (r)  Year 2000 Costs

           The "Year 2000" issue affects the Company's installed computer systems, network elements, software applications, and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000. The total cost of modifications and conversions is not known at this time. The Company's management estimates that the incremental cost of compliance over the cost of normal software upgrades and replacements and its effect on the Company's future results of operations totals approximately $3 million in each of 1998 and 1999, subject to further review as part of the detailed conversion planning. The cost of modifications and conversions is being expensed as incurred.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (s)  Reclassifications

           Reclassifications have been made to the 1995 and 1996 financial statements to make them comparable with the 1997 presentation.

     (2)   Acquisitions

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

           During January 1997, holders of the GCI subordinated notes exercised a conversion option which allowed them to exchange their notes for GCI Class A common shares at a predetermined conversion price of $6.50 per share. As a result, the note holders received a total of 1,538,457 shares of GCI Class A common stock.

           The final closing required approval of the Alaska Public Utilities Commission (APUC), which was granted on September 23, 1996. The APUC approval included several conditions placed on the transfer, such as continuing the existing conditions requiring provision of public access channels and requiring the cable operations to file annual income and operating statements.

           Astrolabe Group, Inc.

           Effective December 2, 1997, the Company purchased all of the outstanding shares of Astrolabe Group, Inc. The $1,324,000 purchase was accounted for using the purchase method. The purchase price consisted of a payment of $600,000 and the issuance of options to purchase 100,000 shares of GCI's Class A common stock for $.01 per share.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
[6~
     (3)   Consolidated Statements of Cash Flows Supplemental Disclosures

           Changes in operating assets and liabilities consist of (amounts in thousands):

            Year ended December 31,                      1997       1996       1995
                                                       -------    -------    -------
          (Increase) in trade receivables              $(1,119)    (4,604)    (4,701)
          (Increase) in income tax receivable           (3,726)    (1,026)         0
          (Increase) in other receivables                 (421)      (134)       (32)
          (Increase) in prepaid and other current
              assets                                      (274)      (467)      (222)
          (Increase) decrease in inventories              (575)       412       (317)
          Increase in accounts payable                   1,192      5,517      5,020
   [6~       Increase in accrued liabilities                1,846        914        423
          Increase (decrease) in accrued payroll and
              payroll related obligations                  800      1,723     (1,928)
          Increase (decrease) in accrued income
              taxes                                        111       (547)       330
          Increase in accrued interest                   4,941      2,188         31
          Increase (decrease) in subscriber deposits
              and deferred revenues                        449         (4)       220
          Increase (decrease) in components of other
              liabilities                                  (22)    (1,248)      (131)
                                                       -------    -------    -------
                                                       $ 3,202      2,724     (1,307)
                                                       -------    -------    -------
                                                       -------    -------    -------

           Acquisitions of businesses, net of cash acquired consists of (amounts in thousands):

                    Year ended December 31,                             1997        1996
                                                                      --------    --------
          Fair value of assets acquired, net of liabilities assumed   $  1,259    304,441
          Bank debt and net working capital deficit assumed                  0   (110,538)
          Common stock issued to sellers                                     0    (86,710)
          Convertible, subordinated debt issued to sellers                   0    (10,000)
          Net deferred income tax liability                                  0    (24,375)
          Deferred credit                                                 (712)         0
                                                                      --------   --------
                                                                      --------   --------
          Net cash used to acquire business                           $    547     72,818
                                                                      --------   --------
                                                                      --------   --------

           The holders of $10 million of convertible subordinated notes exercised their conversion rights in January 1997 resulting in the exchange of such notes for 1,538,457 shares of the Company's Class A common stock.

           Net income tax refunds received totaled $1,546,000 during 1997 and income taxes paid totaled $4,361,000 and $3,752,000 during 1996 and 1995, respectively.

           Interest paid totaled approximately $17,732,000, $2,657,000 and $1,227,000 during 1997, 1996 and 1995, respectively.

           The Company recorded $65,000, $187,000 and $397,000 in 1997, 1996 and
           1995, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (4)   Notes Receivable

           Notes receivable consist of the following (amounts in thousands):

                                                                               December 31,
                                                                           ------------------
                                                                            1997       1996
                                                                           -------    -------
           Note receivable from officer bearing interest at the rate paid by the Company on its senior indebtedness, secured by GCI
               Class A common stock, due on the 90th day after
               termination of employment or July 30,
               1998, whichever is earlier                                  $   500        500

           Note receivable from officer bearing interest at 10%, secured by Company stock; payable in equal annual installments of
               $36,513 through
               August 26, 2004                                                 224        224

           Notes receivable from officers and others bearing interest at
               7% to 10%, unsecured and secured by Company common stock,
               shares of other common stock and equipment; due on demand
               and through August 26, 2004. (1)                              1,155        493

           Interest receivable                                                 349        220
                                                                           -------    -------
           Total notes receivable                                            2,228      1,437

           Less current portion, including current interest
               receivable                                                     (897)      (421)
                                                                           -------    -------

           Long-term portion, including long-term interest
               receivable                                                  $ 1,331      1,016
                                                                           =======    =======


           (1) The Company has no current plans to call the notes due on demand during 1998.

      (5)  Intangible Assets

           Intangible assets consist of the following (amounts in thousands):

                                                   December 31,
                                              -------------------
                                                 1997      1996
                                              --------   --------
           Certificates of operating rights   $206,492    206,492
           Goodwill                             45,922     44,347
           PCS license and related costs         2,051      1,913
           Other intangibles                       260        121
                                              --------   --------
                                               254,725    252,873
           Less amortization                     8,191      1,953
                                              --------   --------
           Intangible assets, net             $246,534    250,920
                                              --------   --------
                                              --------   --------

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (6)   Long-term Debt

           Long-term debt consists of the following (amounts in thousands):

                                                      December 31,
                                                 -------------------
                                                   1997      1996
                                                 --------   --------
           Senior notes (a)                      $180,000          0
           Senior GCI Holdings loan (b)            64,700          0
           Senior GCI Cable loan (c)                    0    175,900
           Credit Agreement (d)                         0     30,100
           Convertible, subordinated notes (e)          0     10,000
           Undersea Fiber and Equipment Loan
              Agreement (f)                         5,384      6,886
           Financing Obligation (g)                     0        356
                                                 --------   --------
                                                  250,084    223,242
           Less current maturities                  1,634     31,969
                                                 --------   --------
                                                 --------   --------
           Long-term debt, excluding current
              maturities                         $248,450    191,273
                                                 --------   --------
                                                 --------   --------

          (a)       On August 1, 1997 GCI, Inc. issued $180,000,000 of 9.75%
                    senior notes due 2007 ("Senior Notes"). The Senior Notes were issued at face value. Net proceeds to GCI, Inc. after deducting underwriting discounts and commissions totaled $174,600,000. Issuance costs will be amortized to interest expense over the term of the Senior Notes.

                    The Senior Notes are not redeemable prior to August 1, 2002. After August 1, 2002 the Senior Notes are redeemable at the option of GCI, Inc. under certain conditions and at stated redemption prices. The Senior Notes include limitations on additional indebtedness and prohibit payment of dividends, payments for the purchase, redemption, acquisition or retirement of GCI, Inc.'s stock, payments for early retirement of debt subordinate to the note, liens on property, and asset sales. GCI, Inc. was in compliance with all covenants during the period commencing August 1, 1997 (date of the notes) through December 31, 1997.

                    Net proceeds from the stock (see note 8) and Senior Note offerings and initial draws on the new Senior Holdings Loan (see note 6(b)) facilities were used to repay borrowings outstanding under the Company's then existing credit facilities and to provide initial funding for construction of the Alaska United undersea fiber optic cable (see note
                    13). The Company expects to borrow funds under its new credit facilities in the future to fund capital expenditures and for other general corporate purposes.

          (b) The Company, through Holdings, entered into new $200,000,000 and $50,000,000 credit facilities ("Senior Holdings Loan") effective August 1, 1997 that mature on June 30, 2005 and bear interest at either Libor plus 0.75% to 2.25%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.125%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Borrowings under the Senior Holdings Loan facilities totaled $64,700,000 at December 31, 1997. The Company is required to pay a

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    commitment fee equal to 0.375% per annum on the unused portion of the commitment. Commitment fee expense on the Senior Holdings Loan totaled $240,000 in 1997.

                    While Holdings may elect at any time to reduce amounts due and available under the Senior Loan facilities, a mandatory prepayment is required each quarter, beginning September 30, 2000 as follows:

                                                Percentage of Reduction of
                       Date of Payment           Outstanding Facilities
                 --------------------------------------------------------------

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
                       December 31, 2005              7.500% and all remaining
                                                      outstanding balances

                    The Senior Holdings Loan facilities contain, among others, covenants requiring maintenance of specific levels of operating cash flow to indebtedness and to interest expense. The Senior Holdings Loan facilities include limitations on acquisitions and additional indebtedness, and prohibit any direct or indirect distribution, dividend, redemption or other payment to any person on account of any general or limited partnership interest in, or shares of capital stock or other securities of Holdings or any of its subsidiaries. Holdings was in compliance with all Senior Holdings Loan facilities covenants during the period commencing August 1, 1997 (date of the loans) through December 31, 1997.

                    The Senior Holdings Loan facilities are collateralized by essentially all of Holdings' assets as well as a pledge of Holdings' stock by GCI, Inc.

                    $3.4 million of the Senior Holdings Loan facilities have been used to provide a letter of credit to secure payment of certain access charges associated with the Company's provision of telecommunications services within the State of Alaska.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    In connection with the funding of the Senior Holdings Loan facilities, Holdings paid bank fees and other expenses of approximately $2,916,000, which will be amortized to interest expense over the life of the agreement.

          (c) GCI Cable entered into a credit facility totaling $205 million ("Senior GCI Cable Loan") effective October 31, 1996, associated with the acquisition of the cable companies as described in note 2. In August 1997, the Senior GCI Cable Loan was repaid using proceeds from the Senior Notes (see note 6(a)) and the Senior Holdings Loan (see note 6(b)).

                    In connection with the funding of the loan agreement, GCI Cable Inc. paid bank fees and other expenses of approximately $764,000 in 1996. The unamortized portion of these bank fees and other expenses (net of an income tax benefit of $180,000) was recognized as an extraordinary loss on the early extinguishment of debt in 1997.

          (d) The Company entered into a $62,500,000 interim telephony credit facility with its senior lender during April 1996. In August 1997, the Credit Agreement was repaid using proceeds from the Senior Notes (see note 6(a)) and the Senior GCI Holdings Loan (see note 6(b)).

          (e) GCI issued convertible subordinated notes totaling $10,000,000 in connection with the cable acquisitions described in note 2. During January 1997, the holders of the GCI subordinated notes exercised a conversion option which allowed them to exchange their notes for GCI Class A common shares at a predetermined conversion price of $6.50 per share. As a result, the former note holders received 1,538,457 shares of GCI Class A common stock.

          (f) On December 31, 1992, Leasing Company entered into a $12,000,000 loan agreement, of which approximately $9,000,000 of the proceeds were used to acquire capacity on the undersea fiber optic cable linking Seward, Alaska and Pacific City, Oregon. Concurrently, Leasing Company leased the capacity under a ten year all events, take or pay, contract with MCI, who subleased the capacity back to the Company. The lease and sublease agreements provide for equivalent terms of 10 years and identical monthly payments of $200,000. The proceeds of the lease agreement with MCI were pledged as primary security for the financing. The loan agreement provides for monthly payments of $170,000 including principal and interest through the earlier of January 1, 2003, or until repaid. The loan agreement provides for interest at the prime rate plus one-quarter percent. Additional collateral includes substantially all of the assets of Leasing Company including the fiber capacity and a security interest in all of its outstanding stock. MCI has a second position security interest in the assets of Leasing Company.

           (g) As consideration for MCI's role in enabling Leasing Company to finance and acquire the undersea fiber optic cable capacity described at note 6(d) above, Leasing Company agreed to pay MCI $2,040,000 in sixty monthly payments of $34,000. For financial statement reporting purposes, the obligation was recorded at its remaining present value, using a discount rate of 10% per annum. The agreement was secured by a second position security interest in the assets of Leasing Company. The obligation was fully paid at December 31, 1997.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           As of December 31, 1997 maturities of long-term debt were as follows (amounts in thousands):

            Year ending December 31,
            ------------------------
                1998                               $       1,634
                1999                                       1,782
                2000                                       1,945
                2001                                          23
                2002                                           0
                2003 and thereafter                      244,700
                                                   -------------
                                                   $     250,084
                                                   -------------
                                                   -------------

     (7)   Income Taxes

           Total income tax expense (benefit) were allocated as follows:

                                                                     Years ended
                                                                     December 31,
                                                            -----------------------------
                                                              1997      1996       1995
                                                            -------    -------    -------
                                                                 (Amounts in thousands)
           Earnings (loss) from continuing operations       $  (573)     5,228      5,099

           Extraordinary item                                  (180)         0          0

           Stockholders' equity, for stock option
               compensation expense for tax purposes in
               excess of amounts recognized for financial
               reporting purposes                               (65)      (187)      (397)
                                                            -------    -------    -------
                                                            $  (818)     5,041      4,702
                                                            -------    -------    -------
                                                            -------    -------    -------

           Income tax expense consists of the following:

                                            Years ended
                                            December 31,
                                   ----------------------------
                                     1997      1996       1995
                                   -------    -------   -------
                                      (Amounts in thousands)
           Current tax expense:
               Federal taxes       $(4,267)     2,292     3,077
               State taxes            (830)       684     1,005
                                   -------    -------   -------
                                    (5,097)     2,976     4,082
                                   -------    -------   -------
           Deferred tax expense:
               Federal taxes         3,734      1,734       780
               State taxes             610        518       237
                                   -------    -------   -------
                                     4,344      2,252     1,017
                                   -------    -------   -------
                                   -------    -------   -------
                                   $  (753)     5,228     5,099
                                   -------    -------   -------
                                   -------    -------   -------

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           Total income tax expense differed from the "expected" income tax expense determined by applying the statutory federal income tax rate of 34% as follows:

                                                                        Years ended
                                                                        December 31,
                                                                -----------------------------
                                                                  1997      1996       1995
                                                                -------    -------    -------
   [6~                                                                  (Amounts in thousands)
           "Expected" statutory tax expense                     $  (997)     4,314      4,284
           State income taxes, net of federal benefit              (181)       793        820
           Income tax effect of goodwill amortization,

              nondeductible expenditures and other items, net       107         55         41
           Change in valuation allowance                              0       (225)      (200)
           Other                                                    318        291        154
                                                                -------    -------    -------
                                                                $  (753)     5,228      5,099
                                                                -------    -------    -------
                                                                -------    -------    -------

           The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below.

                                                                     December 31,
                                                                  -----------------
                                                                    1997      1996
                                                                  -------   -------
                                                                (Amounts in thousands)
           Net current deferred tax assets:
              Accounts receivable, principally due to allowance
                 for doubtful accounts                            $   430        98
              Compensated absences, accrued for financial
                 reporting purposes                                   566       380
              Workers compensation and self insurance health
                 reserves, principally due to accrual for
                 financial reporting purposes                         266       243
              Other                                                   413       114
                                                                  -------   -------
                 Total gross current deferred tax assets            1,675       835
                 Less valuation allowance                               0         0
                                                                  -------   -------
                 Net current deferred tax assets                  $ 1,675       835
                                                                  -------   -------
                                                                  -------   -------

            Net long-term deferred tax assets:
              Net operating loss carryforwards                    $15,378    15,378
              Alternative minimum tax credits                         751         0
              Deferred compensation expense for financial
                 reporting purposes in excess of amounts
                 recognized for tax purposes                          966       617
              Employee stock option compensation expense for
                 financial reporting purposes in excess of
                 amounts recognized for tax purposes                  198       198
              Sweepstakes award in excess of amounts recognized
                 for tax purposes                                     206       211
              Other                                                    75       197
                                                                  -------   -------
                 Total long-term deferred tax assets               17,574    16,601
                                                                  -------   -------

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                     December 31,
                                                                  -----------------
                                                                    1997      1996
                                                                  -------   -------
                                                                (Amounts in thousands)
           Net long-term deferred tax liabilities:
              Plant and equipment, principally due to
                 differences in depreciation                       51,643    50,163
              Amortizable assets                                    3,898         0
              Other                                                   937       158
                                                                  -------   -------
                Total gross long-term deferred tax liabilities     56,478    50,321
                                                                  -------   -------
              Net combined long-term deferred tax liabilities     $38,904    33,720
                                                                  -------   -------
                                                                  -------   -------

           In conjunction with the acquisition of the Cable Companies in 1996 the Company incurred a net deferred income tax liability of $24,375,000.

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

           At December 31, 1997, the Company has acquired tax net operating loss carryforwards of approximately $37,616,000 that will begin expiring in 2004 if not utilized. The Company's utilization of these carryforwards is subject to certain limitations pursuant to section 382 of the Internal Revenue Code.

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

           After the transaction described in note 2, MCI owns a total of 8,251,509 shares of GCI's Class A and 1,275,791 shares of GCI's Class B common stock which represented approximately 18 and 31 percent and 23 and 31 percent of the issued and outstanding shares of the respective class at December 31, 1997 and 1996, respectively.

           After the transaction described in note 2, the owners of the cable television properties acquired in 1996 owned a total of 14,723,077 shares of GCI's Class A common stock representing approximately 40 percent of the issued and outstanding Class A common shares at December 31, 1996. The holders of the GCI subordinated notes exercised a conversion option in January 1997. As a result the noteholders received 1,538,457 shares of GCI's Class A common stock.

           GCI issued 7,000,000 shares of its Class A common stock on August 1, 1997 for $7.25 per share, before deducting underwriting discounts and commissions. Net proceeds to GCI totaled $47,959,000. Other costs associated with the stock issuance totaled $1,233,000.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           Stock Option Plan

           In December 1986, GCI adopted a Stock Option Plan (the "Option Plan") in order to provide a special incentive to officers, non-employee directors, and employees by offering them an opportunity to acquire an equity interest in GCI. The Option Plan, as amended in 1998, provides for the grant of options for a maximum of 5,700,000 shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an option expires or terminates, the shares subject to the option will be available for further grants of options under the Option Plan. The Option Committee of GCI's Board of Directors administers the Option Plan.

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

           Information for the years 1995, 1996 and 1997 with respect to the Plan follows:

                                                                         Weighted
                                                                          Average      Range of
                                                                          Exercise     Exercise
                                                           Shares          Price       Prices
                                                        ------------     ---------- ------------
           Outstanding at December 31, 1994               1,729,699          $2.88   $0.75-$4.00

               Granted                                      610,000          $4.00   $4.00
               Exercised                                    (40,000)         $2.06   $1.87-$2.25
               Forfeited                                    (11,500)         $4.00   $4.00
                                                        -----------
           Outstanding at December 31, 1995               2,288,199          $3.19   $0.75-$4.00

               Granted                                      321,000          $5.79   $3.75-$6.50
               Exercised                                    (82,291)         $2.80   $0.75-$4.00
               Forfeited                                    (79,785)         $3.11   $0.75-$4.50
                                                        -----------

           Outstanding at December 31, 1996               2,447,123          $3.54   $0.75-$6.50

               Granted                                    1,051,000          $6.36   $0.01-$7.63
               Exercised                                    (57,285)         $3.37   $0.75-$4.00
               Forfeited                                    (65,938)         $4.82   $0.75-$6.50
                                                        -----------

           Outstanding at December 31, 1997               3,374,900          $4.39   $0.01-$7.63
                                                        -----------
                                                        -----------
           Available for grant at December 31, 1997

                                                          1,623,276
                                                        -----------
                                                        -----------

           The options expire at various dates through December 2007. At December 31, 1997, 1996 and 1995, the weighted-average remaining contractual lives of options outstanding were 6.82, 6.73 and 7.15 years, respectively.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           At December 31, 1997, 1996 and 1995, the number of options exercisable was 1,664,015, 1,275,903 and 986,999, respectively, and the weighted-average exercise price of those options was $3.15, $2.85 and $2.56, respectively.

           The per share weighted-average fair value of stock options granted during 1997 was $6.71 for compensatory options and $6.50 for non-compensatory options; for 1996, $6.94 per share for compensatory options and $4.40 for non-compensatory options; for 1995, the per share weighted-average fair value of non-compensatory stock options granted was $3.87. The amounts were determined as of the options' grant dates using a qualified Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 - risk-free interest rate of 5.46%, volatility of 1.8558 and an expected life of 5.5 years; 1996 - risk-free interest rate of 5.48%, volatility of 1.8558 and an expected life of 5.7 years; 1995 - risk-free interest rate of 5.49%, volatility of 1.8558 and an expected life of 5.9 years.

           Had compensation cost for the Company's 1995, 1996 and 1997 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per common share would approximate the pro forma amounts below (in thousands except per share data):

                                                  As Reported   Pro Forma
                                                  -----------   ---------
           1995:
           Net earnings                            $   7,502       7,484
           Basic net earnings per common share     $    0.32        0.32
           Diluted net earnings per common share   $    0.31        0.31

           1996:
           Net earnings                            $   7,462       7,212
           Basic net earnings per common share     $    0.28        0.27
           Diluted net earnings per common share   $    0.27        0.26

           1997:
           Net loss                                $  (2,183)     (3,387)
           Basic net loss per common share         $   (0.05)      (0.08)
           Diluted net loss per common share       $   (0.05)      (0.08)


           Pro forma net income (loss) reflects options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above since compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

           Stock Options Not Pursuant to a Plan

           In June 1989, an officer was granted options to acquire 100,000 Class A common shares at $.75 per share. The options vested in equal annual increments over a five-year period and expire February 1999.

           The Company entered into an incentive agreement in June 1989 with an officer providing for the acquisition of 85,190 remaining shares of Class A common stock of the Company for $.001 per share exercisable through June 1997. The shares under the incentive agreement vested in equal annual increments over a three-year period and were exercised in June 1997.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           Class A Common Shares Held in Treasury

           The Company acquired 105,111 shares of its Class A common stock in 1989 for approximately $328,000 to fund a deferred bonus agreement with an officer of the Company. The agreement provides that the balance is payable after the later of termination of employment or six months after the effective date of the agreement. In September 1995, July 1996 and March 1997, the Company acquired a total of 97,657 additional shares of Class A common stock for approximately $711,000 to fund additional deferred compensation agreements for two of its officers.

           Employee Stock Purchase Plan

           In December 1986, GCI adopted an Employee Stock Purchase Plan (the "Plan") qualified under Section 401 of the Internal Revenue Code of 1986 (the "Code"). The Plan provides for acquisition of the Company's Class A and Class B common stock at market value. The Plan permits each employee of GCI and affiliated companies who has completed one year of service to elect to participate in the Plan. Eligible employees may elect to reduce their compensation in any even dollar amount up to 10 percent of such compensation up to a maximum of $9,500 in 1997; they may contribute up to 10 percent of their compensation with after-tax dollars, or they may elect a combination of salary reductions and after-tax contributions.

           GCI may match employee salary reductions and after tax contributions in any amount, elected by GCI each year, but not more than 10 percent of any one employee's compensation will be matched in any year. The combination of salary reductions, after tax contributions and GCI matching contributions cannot exceed 25 percent of any employee's compensation (determined after salary reduction) for any year. GCI's contributions vest over six years. Prior to July 1, 1995 employee and GCI contributions were invested in GCI common stock and employee contributions received up to 100% matching, as determined by the Company each year, in GCI common stock. Beginning July 1, 1995 employee contributions may be invested in GCI common stock, MCI common stock, Tele-Communications, Inc. common stock or various mutual funds. Such employee contributions invested in GCI common stock receive up to 100% matching, as determined by the Company each year, in GCI common stock. Employee contributions invested in other than GCI common stock receive up to 50% matching, as determined by the Company each year, in GCI common stock. The Company's matching contributions allocated to participant accounts totaled approximately $1,800,000, $1,013,000 and $864,000 for the years ended December 31,
           1997, 1996, and 1995, respectively. The Plan may, at its discretion, purchase shares of common stock from the Company at market value or may purchase GCI common stock on the open market. In 1998 the Company expects to fund employer matching contributions through the issuance of new shares of common stock rather than market purchases.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (9)   Industry Segments Data

            The Company is engaged in the provision or sale of services and products in three principal industries: (1) long-distance telecommunication services ("long-distance services"), (2) cable television services, and, on a pre-operating basis until September 1997, (3) local telecommunication services ("local services").

                                                                             December 31,
                                                                 -----------------------------------
                                                                    1997        1996         1995
                                                                 ---------    ---------    ---------
                                                                        (Amounts in thousands)
           Net sales
                Long-distance services                           $ 168,034      155,419      129,279
                Cable television services                           55,165        9,475            0
                Local services                                         610            0            0
                                                                 ---------    ---------    ---------
                   Total net sales                               $ 223,809      164,894      129,279
                                                                 ---------    ---------    ---------
                                                                 ---------    ---------    ---------
           Operating income
                Long-distance services                           $   9,281       15,083       13,504
                Cable television services                           10,423        2,196            0
                Local services                                      (4,322)        (870)           0
                                                                 ---------    ---------    ---------
                   Total operating income                        $  15,382       16,409       13,504
                                                                 ---------    ---------    ---------
                                                                 ---------    ---------    ---------
           Identifiable assets
                Long-distance services                           $ 198,091      133,780       81,377
                Cable television services                           71,073       62,039            0
                Local services                                      20,224            0            0
                                                                 ---------    ---------    ---------
                   Total identifiable assets                     $ 289,388      195,819       81,377
                                                                 ---------    ---------    ---------
                                                                 ---------    ---------    ---------
           Capital expenditures
                Long-distance services                           $  30,088       37,793        8,938
                Cable television services                           18,226          849            0
                Local services                                      16,330            0            0
                                                                 ---------    ---------    ---------
                   Total capital expenditures                    $  64,644       38,642        8,938
                                                                 ---------    ---------    ---------
                                                                 ---------    ---------    ---------
           Depreciation and amortization expense
                Long-distance services                           $   9,922        7,189        5,993
                Cable television services                           13,320        2,220            0
                Local services                                         525            0            0
                                                                 ---------    ---------    ---------
                   Total depreciation and amortization expense
                                                                 $  23,767        9,409        5,993
                                                                 ---------    ---------    ---------
                                                                 ---------    ---------    ---------

           Intersegment sales approximate market and are not significant. Identifiable assets are assets associated with a specific industry segment. Revenues derived from leasing operations are allocated to the message and data transmission services segment. Long-distance services includes equipment sales and service which were previously reported as a separate segment.

           The Company provides message telephone service to MCI (see note 10) and Sprint, major customers. The Company earned revenues pursuant to a contract with Sprint totaling approximately $24,357,000, $18,781,000 and $14,885,000 for the years ended December 31, 1997,
           1996 and 1995 respectively. As a percentage of total revenues, Sprint revenues

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           totaled 10.9%, 11.4% and 11.5% for the years ended December 31, 1997, 1996 and 1995 respectively.

     (10)  Related Party Transactions

           Pursuant to the terms of a contract with MCI, a major shareholder of GCI (see note 8), the Company earned revenues of approximately $34,315,000, $29,208,000 and $23,939,000 for the years ended December
           31, 1997, 1996 and 1995, respectively. . As a percentage of total revenues, MCI revenues totaled 15.3%, 17.7% and 18.5% for the years ended December 31, 1997, 1996 and 1995 respectively. Net amounts receivable from MCI totaled $3,933,000 and $2,028,000 at December 31, 1997 and 1996, respectively. The Company paid MCI for distribution of its traffic in the lower 49 states amounts totaling approximately $14,319,000, $12,224,000 and $12,556,000 for the years ended December
           31, 1997, 1996 and 1995, respectively.

           The Company entered into a long-term capital lease agreement in 1991 with the wife of the Company's president for property occupied by the Company. The lease is guaranteed by the Company. The lease term is 15 years with monthly payments increasing in $800 increments at each two year anniversary of the lease. Monthly lease costs will increase to $17,600 effective October 1999. If the owner sells the premises prior to the end of the tenth year of the lease, the owner will rebate to the Company one-half of the net sales price received in excess of $900,000. If the property is not sold prior to the tenth year of the lease, the owner will pay the Company the greater of one-half of the appreciated value of the property over $900,000, or $500,000. The leased asset was capitalized in 1991 at the owner's cost of $900,000 and the related obligation was recorded in the accompanying financial statements.

           The Cable Company is a party to a Management Agreement with Prime II Management, L.P. ("PMLP"). Certain of the Prime sellers are affiliated with PMLP. The Management Agreement expires on October 31, 2005, however, it can be terminated earlier upon loss of a license to operate the systems, sale of the systems, breach of contract, or upon exercise of an option to terminate the Management Agreement by PMLP or GCI Cable any time after October 31, 1998. Under the terms of the Management Agreement, PMLP manages the operations of the acquired cable television systems for fees of $1,000,000 in the first year, $750,000 in the second year, and $500,000 thereafter (unless the agreement is terminated as outlined above) and reimbursement for certain expenses. The fees and reimbursed expenses are payable on a monthly basis. In connection with the agreement, the Cable Company incurred approximately $1,040,000 and $197,000 in management fees and reimbursable expenses for the period ended December 31, 1997 and 1996, respectively.

     (11)  Leases

           The Company leases business offices, has entered into site lease agreements and uses certain equipment and satellite transponder capacity pursuant to operating lease arrangements. Rental costs under such arrangements amounted to approximately $11,574,000, $7,364,000 and $4,353,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           A summary of future minimum lease payments for all leases as of December 31, 1997 follows:

         Year ending December 31:                                  Operating        Capital
         ------------------------                               --------------- ---------------
                                                                     (Amounts in thousands)
                     1998                                          $   8,541             354
                     1999                                              5,839             357
                     2000                                              5,524             352
                     2001                                              3,913             337
                     2002                                              2,409             240
                     2003 and thereafter                           $  11,105             866
                                                                   ---------          ------
                     Total minimum lease payments                     37,331           2,506
                                                                   ---------
                                                                   ---------
                     Less amount representing interest                                (1,318)
             Less current maturities of obligations under
                capital leases                                                          (198)
                                                                                      -------
             Subtotal - long-term obligations under capital
                leases                                                                   990
             Less long-term obligations under capital leases
                due to related parties, excluding current
                maturities                                                              (590)
                                                                                      -------
             Long-term obligations under capital leases,

                excluding current maturities                                       $     400
                                                                                      -------
                                                                                      -------

           The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets.

           It is expected that in the normal course of business, except for satellite transponder capacity, leases that expire will be renewed or replaced by leases on other properties.

     (12)  Disclosure about Fair Value of Financial Instruments

           Statement of Financial Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. SFAS 107 specifically excludes certain items from its disclosure requirements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at December 31, 1997 and 1996 for the Company's financial assets and liabilities approximate their fair values.

     (13)  Commitments and Contingencies

           Deferred Compensation Plan

           During 1995, the Company adopted a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. The Company may, at its discretion, contribute matching deferrals equal to the rate of matching selected by the Company. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of the Company with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled approximately $58,000, $167,000 and $90,000 as of December 31, 1997, 1996 and 1995, respectively.

           Satellite Transponders

           The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The balance payable upon expected delivery of the transponders during the third quarter of 1998 in addition to the $9.1 million deposit previously paid is not expected to exceed $41 million.

           Self-Insurance

           The Company is self-insured for losses and liabilities related primarily to health and welfare claims up to predetermined amounts above which third party insurance applies. A reserve of $500,000 was recorded at December 31, 1997 to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserve. While management uses what it believes is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

           Litigation

           The Company is involved in various lawsuits and legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position, results of operations and liquidity of the Company.

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

           The regulated services rates charged by the Company may be reviewed by the State of Alaska, operating through the Alaska Public Utilities Commission ("APUC") for basic service, or by the FCC for cable programming service. Refund liability for basic service rates is limited to a one-year period. Refund liability for cable programming service rates may be calculated from the date a complaint is filed with the FCC until the rate reduction is implemented.

           In order for the State of Alaska to exercise rate regulation authority over the Company's basic service rates, 25% of a systems' subscribers must request such regulation by filing a petition with the APUC. At December 31, 1997, the State of Alaska has rate regulation authority over the Juneau system's basic service rates. (The Juneau system serves 9% of the

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           Company's total basic service subscribers at December 31, 1997.) Juneau's current rates have been approved by the APUC and there are no other pending filings with the APUC, therefore, there is no refund liability for basic service at this time.

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

           In February 1996, a telecommunications bill was signed into federal law that impacts the cable industry. Most notably, the bill allows cable system operators to provide telephony services, allows telephone companies to offer video services, and provides for deregulation of cable programming service rates by 1999. Management of the Company believes the bill will not have a significant adverse impact on the financial position or results of operations of the Company.

           Undersea Fiber Optic Cable Contract Commitment

           The Company signed a contract in July 1997 for construction of the undersea portion of a $125 million fiber optic cable system connecting the cities of Anchorage, Juneau, and Seattle via a subsea route. Subsea and terrestrial connections will extend the fiber optic cable to Fairbanks via Whittier and Valdez. Construction efforts will begin during the late summer of 1998 with commercial services expected to commence in December 1998. Pursuant to the contract, the Company paid $9.1 million in 1997 and will pay the remaining balance in installments through December 1998 based on completion of certain key milestones. Approximately $39.4 million of proceeds from the public offerings (see note 8), net of the $9.1 million paid in 1997, were contributed to Alaska United. The use of such proceeds is restricted to funding the construction and deployment of the fiber optic cable system and is reported as Restricted Cash in the accompanying Consolidated Financial Statements. The Company has secured up to $75 million in bank financing to fund the remaining cost of construction and deployment (see note 14).

           Fiber Capacity Exchange

           The Company and Kanas Telecom, Inc. ("Kanas") signed a contract November 21, 1997 that provides for an exchange of fiber optic cable capacity between Anchorage and Fairbanks via Valdez. The Company and Kanas will trade "dark fiber" capacity connecting Fairbanks, Valdez, Whittier and Anchorage. Each company will provide their own electronic equipment to place their fiber into service. The Company will provide Kanas with dark fiber from Valdez to Anchorage. Kanas will provide the Company with dark fiber between Valdez and Fairbanks.

      (14) Subsequent Event

           On January 27, 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle as further described in note 13. The Fiber Facility provides up

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           to $75 million in construction financing and will bear interest at either Libor plus 3.0%, or at the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $40,000,000-60,000,000 or less. $1,018,750 was borrowed under the facility at closing. Alaska United is required to pay a commitment fee equal to 0.375% per annum on the unused portion of the commitment. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended to a 12 year term loan at any time between the second and fifth anniversary of closing the facility if the Company can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, interest and principal installments based on the extended maturity.

           The Fiber Facility contains, among others, covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs, interest and principal installments. The Fiber Facility also a contains a guarantee that requires, among other terms and conditions, Alaska United complete the project by the completion date and pay any non-budgeted costs of the project.

           The Fiber Facility is collateralized by all of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska United.

     (15)  Supplementary Financial Data

           The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997 and 1996.

           (Amounts in thousands, except per share amounts)

                                              First        Second      Third        Fourth       Total
           1997                              Quarter       Quarter     Quarter      Quarter       Year
           ----                             --------      --------    --------     --------     --------
           Total revenues                    $52,881       56,186       57,956       56,786      223,809
           Net earnings (loss)               $  (525)        (832)        (928)         102       (2,183)
           Basic earnings (loss) per
            common share:
             Net earnings (loss)
               before extraordinary
               item                           $(0.01)       (0.02)       (0.01)        0.00        (0.04)
             Extraordinary loss                $0.00         0.00        (0.01)        0.00        (0.01)
             Net earnings (loss)              $(0.01)       (0.02)       (0.02)        0.00        (0.05)

           Diluted earnings (loss)
             per common share:
             Net earnings (loss)
               before extraordinary
               item                           $(0.01)       (0.02)       (0.01)        0.00        (0.04)
             Extraordinary loss                $0.00         0.00        (0.01)        0.00        (0.01)
             Net earnings (loss)              $(0.01)       (0.02)       (0.02)        0.00        (0.05)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                              First        Second      Third        Fourth       Total
           1996                              Quarter       Quarter     Quarter      Quarter       Year
           ----                             --------      --------    --------     --------     --------
           Total revenues                    $37,969       39,199       38,664       49,062      164,894
           Net earnings                       $2,137        2,150        2,140        1,035        7,462
           Basic earnings per share            $0.09         0.09         0.09         0.03         0.28
           Diluted earnings per share
                                               $0.09         0.09         0.09         0.03         0.27

      (16) Supplemental Financial Information
           (Amounts in thousands)

                                                                      1997
                                                    ------------------------------------------
                                                     Long-
                                                    Distance    Cable      Local      Combined
                                                    --------   --------   --------    --------
           Revenues:
              Telecommunication revenues            $168,034          0        610     168,644
              Cable revenues                               0     55,165          0      55,165
                                                    --------   --------   --------    --------
                Total revenues                       168,034     55,165        610     223,809
                                                    --------   --------   --------    --------
           Cost of sales and services:
              Distribution costs and costs of
                services                              98,200          0        267      98,467
              Programming and copyright costs              0     12,610          0      12,610
                                                    --------   --------   --------    --------
                Total cost of sales and services      98,200     12,610        267     111,077
                                                    --------   --------   --------    --------
                Contribution                          69,834     42,555        343     112,732
                                                    --------   --------   --------    --------
           Selling, general and administrative
              expenses:
              Telephony operating and engineering     11,006          0        530      11,536
              Cable television, including
                  management fees of $1,040                0     18,427          0      18,427
              Sales and communications                14,508          0        264      14,772
              General and administrative              22,477          0      3,346      25,823
              Bad debts                                2,640        385          0       3,025
           Depreciation and amortization               9,922     13,320        525      23,767
                                                    --------   --------   --------    --------

                Operating income (loss)             $  9,281     10,423     (4,322)     15,382
                                                    --------   --------   --------    --------
                                                    --------   --------   --------    --------

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                           1996                            1995
                                                     -------------------------------------------------   ---------
                                                       Long-                                               Long-
                                                     Distance       Cable        Local       Combined     Distance
                                                     --------     --------     --------      --------     --------
           Revenues:
              Telecommunication revenues             $155,419            0            0       155,419      129,279
              Cable revenues                                0        9,475            0         9,475            0
                                                     --------     --------     --------      --------     --------
                Total revenues                        155,419        9,475            0       164,894      129,279
                                                     --------     --------     --------      --------     --------
           Cost of sales and services:
              Distribution costs and costs of
                services                               90,597            0            0        90,597       72,091
              Programming and copyright costs               0        2,067            0         2,067            0
                                                     --------     --------     --------      --------     --------
                Total cost of sales and services       90,597        2,067            0        92,664       72,091
                                                     --------     --------     --------      --------     --------
                Contribution                           64,822        7,408            0        72,230       57,188

           Selling, general and administrative
              expenses:
              Telephony operating and
                 engineering                            9,095            0           92         9,187        9,182
              Cable television, including
                  management fees of $197                   0        2,992            0         2,992            0
              Sales and communications                 13,013            0           28        13,041        9,865
              General and administrative               17,349            0          316        17,665       15,645
              Legal and regulatory                      1,357            0          434         1,791        1,540
              Bad debts                                 1,718            0            0         1,736        1,459
           Depreciation and amortization                7,189        2,220            0         9,409        5,993
                                                     --------     --------     --------      --------     --------
                Operating income (loss)              $ 15,083        2,196         (870)       16,409       13,504
                                                     --------     --------     --------      --------     --------
                                                     --------     --------     --------      --------     --------

                                     PART IV

Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(l)  Consolidated Financial Statements                                   Page No.
                                                                                  --------
           Included in Part II of this Report:

                  Independent Auditor's Report ...................................   41

                  Consolidated Balance Sheets, December 31, 1997 and 1996 ........   42 -- 43

                  Consolidated Statements of Operations,
                     Years ended December 31, 1997, 1996 and 1995 ................   44

                  Consolidated Statements of Stockholders' Equity,
                     Years ended December 31, 1997, 1996 and 1995 ................   45

                  Consolidated Statements of Cash Flows,
                     Years ended December 31, 1997, 1996 and 1995 ................   46

                  Notes to Consolidated Financial Statements .....................   47 -- 71


      (a)(2)  Consolidated Financial Statement Schedules

           Included in Part IV of this Report:

                  Independent Auditors' Report ...................................   78

                  Schedule VIII - Valuation and Qualifying Accounts,
                     Years ended December 31, 1997, 1996 and 1995 ................   79


      Other schedules are omitted as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

      (b)  Exhibits

           Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

    Exhibit
       No.        Description
   -----------    --------------------------------------------------------------
       3.1 Restated Articles of Incorporation of the Company dated August 16, 1993. *
       3.2    Bylaws of the Company (1)
       4.1 1997 Amendment No. 1 to Voting Agreement dated October 31, 1996, among Prime II Management L.P., as agent for the Voting Prime Sellers, MCI Telecommunications Corporation, Ronald A. Duncan, Robert M. Walp and TCI GCI, Inc. *
       10.1 Registration Rights Agreement, dated as of January 18, 1991, between General Communication, Inc. and WestMarc Communications, Inc (2)
       10.2 Employee stock option agreements issued to individuals Spradling, O'Hara, Strid, Behnke, Lewkowski and Snyder (3)
       10.3   Registration Rights Agreement, dated October 31, 1996, between
              General Communication, Inc. and the Prime Sellers (12)
       10.4   Registration Rights Agreement, dated October 31, 1996, between
              General Communication, Inc., and Alaskan Cable Network/Fairbanks, Inc. ("ACNFI"), Alaskan Cable Network/Juneau, Inc. ("ACNJI"), Alaskan Cable Network/ Ketchikan-Sitka, Inc. ("ACNKSI") and Jack Kent Cooke, Inc. (12)
       10.5 Registration Rights Agreement, dated October 31, 1996, between General Communication, Inc., and the owners of Alaska Cablevision, Inc. ("ACI") (12)
       10.6 Lease agreement between GCI Communication Services, Inc. and National Bank of Alaska Leasing Corporation dated January 15, 1992
              (4)
       10.7   Westin Building Lease (5)
       10.8   Duncan and Hughes Deferred Bonus Agreements (6)
       10.9 Compensation Agreement between General Communication, Inc. and William C. Behnke dated January 1, 1997 (19)
       10.10 Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska
              (3)
       10.11  1986 Stock Option Plan, as amended (21)
       10.12 Loan agreement between National Bank of Alaska and GCI Leasing Co., Inc. dated December 31, 1992 (4)
       10.13  Pledge and Security Agreement between National Bank of Alaska and
              GCI Communication Services, Inc. dated December 31, 1992 (4)
       10.14  Lease Agreement between MCI Telecommunications Corporation and GCI
              Leasing Co., Inc. dated December 31, 1992 (4)
       10.15 Sublease Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated December 31, 1992 (4)
       10.16 Financial Assistance Agreement between MCI Telecommunications Corporation and GCI Leasing Co., Inc. dated December 31, 1992 (4)
       10.17  Letter of intent between MCI Telecommunications Corporation and
              General Communication, Inc. dated December 31, 1992 (7)
       10.18  MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (8)
       10.19 Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (8)
       10.20 Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
       10.21 Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
       10.22 Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)

       10.23 Revised Qualified Employee Stock Purchase Plan of General Communication, Inc. (10)
       10.24 Summary Plan Description pertaining to the Revised Qualified Employee Stock Purchase Plan of General Communication, Inc. (10)
       10.25  The GCI Special Non-Qualified Deferred Compensation Plan (11)
       10.26  Transponder Purchase Agreement for Galaxy X between Hughes
              Communications Galaxy, Inc. and GCI Communication Corp. (11)
       10.27  Equipment Purchase Agreement between GCI Communication Corporation and Scientific-Atlanta, Inc. (11) 10.28 Management Agreement,
              between Prime II Management, L.P., and GCI Cable, Inc., dated October 31, 1996 (12) 10.29 Third Amended and Restated Credit Agreement, dated as of October 31, 1996, between GCI Communication Corp., and NationsBank of Texas, N.A. (13)
       10.30 Loan Agreement among GCI Cable, Inc., as Borrower and Toronto-Dominion (Texas), Inc., et al., as of October 31, 1996
              (13)
       10.31  Licenses (5)
              10.31.1   214 Authorization
              10.31.2   International Resale Authorization
              10.31.3   Digital Electronic Message Service Authorization
              10.31.4   Fairbanks Earth Station License
              10.31.5 Fairbanks (Esro) Construction Permit for P-T-P Microwave Service
              10.31.6 Fairbanks (Polaris) Construction Permit for P-T-P Microwave Service
              10.31.7   Anchorage Earth Station Construction Permit
              10.31.8   License for Eagle River P-T-P Microwave Service
              10.31.9   License for Juneau Earth Station
              10.31.10 Issaquah Earth Station Construction Permit
       10.32  ATU Interconnection Agreement between GCI Communication Corp. and
              Municipality of Anchorage, executed January 15, 1997 (18)
       10.33  First Amendment to Third Amended and Restated Credit Agreement
              entered into among GCI Communication Corp., NationsBank of Texas, N.A., Toronto Dominion (Texas), Inc., Credit Lyonnais New York Branch, and National Bank of Alaska (15)
       10.34 Second Amendment to Third Amended and Restated Credit Agreement entered into among GCI Communication Corp., NationsBank of Texas, N.A., Toronto Dominion (Texas), Inc., Credit Lyonnais New York Branch, and National Bank of Alaska (20)
       10.35 Securities Purchase and Sale Agreement, dated May 2, 1996, among General Communication, Inc., and the Prime Sellers (12)
       10.36 Agreement and Plan of Merger of ACI with and into GCI Cable, Inc., dated October 31, 1996 (12)
       10.37 Certificate of Merger Merging ACI into GCI Cable, Inc. (filed in Delaware on October 31, 1996) (12)
       10.38 Articles of Merger between GCI Cable Inc., and ACI (filed in Delaware on October 31, 1996) (12)
       10.39 Agreement and Plan of Merger of PCFI with and into GCI Cable, Inc., dated October 31, 1996 (12)
       10.40 Certificate of Merger Merging PCFI into GCI Cable, Inc., (filed in Delaware on October 31, 1996) (12)
       10.41 Articles of Merger between GCI Cable, Inc., and PCFI (for filing in Alaska) (12)
       10.42 Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (12)
       10.43  Asset Purchase Agreement, dated May 10, 1996, among General
              Communication, Inc., and Alaska Cablevision, Inc. (12)
       10.44  Asset Purchase Agreement, dated May 10, 1996, among General
              Communication, Inc., and McCaw/Rock Homer Cable System, J.V. (12)
       10.45 Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and McCaw/Rock Seward Cable System, J.V. (12)
       10.46 Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among General Communication, Inc., and the Prime Sellers Agent (13)

       10.47 First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI
              (13)
       10.48 Amendment to Revised Qualified Employee Stock Purchase Plan of General Communication, Inc. (18)
       10.49  Form of Agreement Waiving Right to Exercise Stock Options (18)
       10.50 Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order U-96-89(8) dated January 14, 1997 (18)
       10.51 First Amendment to Loan Agreement among GCI Cable, Inc., as Borrower, and Toronto-Dominion (Texas), Inc., et al., as of October 31, 1996 (20)
       10.52  Amendment to the MCI Carrier Agreement executed April 20, 1994
              (18)
       10.53  Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994
              (16)
       10.54 MCI Carrier Addendum--MCI 800 DAL Service effective February 1, 1994 (16)
       10.55 Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (16)
       10.56 Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (16)
       10.57 Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (18)
       10.58  Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996
              (16)
       10.59  Seventh Amendment to MCI Carrier Agreement dated November 27, 1996
              (20)
       10.60 First Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated April 1, 1996 (20)
       10.61 Letter of Intent between General Communication, Inc. and MCI Telecorp dated August 6, 1993 (19)
       10.62 Service Mark License Agreement between MCI Communications Corporation and General Communication, Inc. dated April 13, 1994
              (19)
       10.63 Radio Station Authorization (Personal Communications Service License), Issue Date June 23, 1995 (19)
       10.64  Framework Agreement between National Bank of Alaska (NBA) and
              General Communication, Inc. dated October 31, 1995 (17)
       10.65  1997 Call-Off Contract between National Bank of Alaska (NBA) and
              General Communication, Inc. (GCI) dated November 1, 1996 (20)
       10.66 Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc. and GCI Network Systems dated April 1, 1992 (20)
       10.67 Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August 1, 1996 (20)
       10.68 Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc. (3)
       10.69 Certificate of Public Convenience and Necessity No. 436 for Telecommunications Service (Relay Services) (19)
       10.70 Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings dated September 23, 1996 (19)
       10.71 Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (19)
       10.72 Contract for Alaska Access Services among General Communication, Inc. and GCI Communication Corp., and Sprint Communications Company L.P. dated June 1, 1993 (20)
       10.73 First Amendment to Contract for Alaska Access Services between General Communication, Inc. and Sprint Communications Company L.P. dated as of August 7, 1996 (20)
       10.74 Employment and Deferred Compensation Agreement between General Communication, Inc. and John M. Lowber dated July 1992 (19)
       10.75 Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated August 15, 1994 (19)
       10.76 Transponder Lease Agreement between General Communication Incorporated and Hughes Communications Satellite Services, Inc., executed August 8, 1989 (9)
       10.77 Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and Hughes Communications Galaxy, Inc. dated August 24, 1995 (19)

       10.78 Order Approving Application, Subject to Conditions; Requiring Filing; and Approving Proposed Tariff on an Inception Basis, dated February 4, 1997 (19)
       10.79 Resale Solutions Switched Services Agreement between Sprint Communications Company L.P. and GCI Communications, Inc. dated May 31, 1996 (20)
       10.80 Commitment Letter from Credit Lyonnais New York Branch, NationsBank of Texas, N.A. and TD Securities (USA) Inc. for Fiber Facility dated as of July 3, 1997 (19)
       10.81 Commitment Letter from NationsBank for Credit Facility dated July 2, 1997 (19)
       10.82 Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp. dated as of July 11, 1997. *
       10.83 Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System Partnership Contract Variation No. 1 dated as of December 1, 1997. *
       10.84 $200,000,000 Amended and Restated Credit Agreement between GCI Holdings, Inc. and NationsBank of Texas, N.A., as administrative agent, Credit Lyonnais New York Branch, as documentation agent, and TD Securities (USA), Inc. as syndication agent, dated as of November 14, 1997. *
       10.85 $50,000,000 Amended and Restated Credit Agreement between GCI Holdings, Inc. and NationsBank of Texas, N.A., as administrative agent, Credit Lyonnais New York Branch, as documentation agent, and TD Securities (USA), Inc. as syndication agent, dated as of November 14, 1997. *
       21.1   Subsidiaries of the Registrant *
       23.1   Consent of KPMG Peat Marwick LLP (Accountant for Company)*
       27.1   Financial Data Schedule*
       27.2   Restated Financial Data Schedule December 31, 1996*
       27.3   Restated Financial Data Schedule December 31, 1995*
       99     Additional Exhibits
              99.1   The Articles of Incorporation of GCI Communication Corp.(2)
              99.2   The By-laws of GCI Communication Corp. (2)
              99.3 The Articles of Incorporation of GCI Communication Services, Inc. (4)
              99.4   The By-laws of GCI Communication Services, Inc. (4)
              99.5   The Articles of Incorporation of GCI Leasing Co., Inc. (4)
              99.6   The By-laws of GCI Leasing Co., Inc. (4)
              99.7   The By-laws of GCI Cable, Inc. (14)
              99.8   The Articles of Incorporation of GCI Cable, Inc. (14)
              99.9   The By-laws of GCI Cable / Fairbanks, Inc. (14)
              99.10 The Articles of Incorporation of GCI Cable / Fairbanks, Inc. (14)
              99.11  The By-laws of GCI Cable / Juneau, Inc. (14)
              99.12  The Articles of Incorporation of GCI Cable / Juneau, Inc.
                     (14)
              99.13  The By-laws of GCI Cable Holdings, Inc. (14)
              99.14  The Articles of Incorporation of GCI Cable Holdings, Inc.
                     (14)
              99.15  The By-laws of GCI Holdings, Inc. (19)
              99.16  The Articles of Incorporation of GCI Holdings, Inc. (19)
              99.17  The Articles of Incorporation of GCI, Inc. (18)
              99.18  The Bylaws of GCI, Inc. (18)
              99.19  The By-laws of GCI Transport, Inc. *
              99.20  The Articles of Incorporation of GCI Transport, Inc. *
              99.21  The By-laws of Fiber Hold Co., Inc. *
              99.22  The Articles of Incorporation of Fiber Hold Co., Inc. *
              99.23  The By-laws of GCI Fiber Co., Inc. *
              99.24  The Articles of Incorporation of GCI Fiber Co., Inc. *
              99.25  The By-laws of GCI Satellite Co., Inc. *
              99.26  The Articles of Incorporation of GCI Satellite Co., Inc. *
              99.27  The Partnership Agreement of Alaska United Fiber System *

      -------------------------

*      Filed herewith.
1 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994
2 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990

3 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991
4 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992
5 Incorporated by reference to the Company's Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
6 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.
7 Incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 1993.
8 Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1993.
9 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
10 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
11 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
12 Incorporated by reference to the Company's Form S-4 Registration Statement dated October 4, 1996.
13 Incorporated by reference to the Company's Current Report on Form 8-K dated November 13, 1996.
14 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
15 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
16 Incorporated by reference to the Company's Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.
17 Incorporated by reference to the Company's Amendment to Annual Report dated December 31, 1995 on Form 10-K/A as amended on August 6, 1996.
18 Incorporated herein by reference to the Company's Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
19 Incorporated herein by reference to the Company's Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
20 Incorporated herein by reference to the Company's Amendment No. 2 to Form S-3/A Registration Statement (File No. 333-28001) dated July 21, 1997.
21 Incorporated herein by reference to the Company's Amendment No. 3 to Form S-3/A Registration Statement (File No. 333-28001) dated July 22, 1997.
22 Incorporated herein by reference to the Company's Form S-8 POS Registration Statement (File No. 33-60222) dated February 20, 1998.

      (c)  Reports on Form 8-K

           None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
General Communication, Inc.:

Under date of March 4, 1998, we reported on the consolidated balance sheets of General Communication, Inc. and Subsidiaries ("Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the Company's 1997 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the consolidated financial statements, which is listed in the index in Item 14(a)(2) of the Company's 1997 Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                            /s/ KPMG PEAT MARWICK LLP
                                            ---------------------------------
                                            KPMG PEAT MARWICK LLP

Anchorage, Alaska
March 4, 1998

                                   Schedule VIII

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1996 and 1995

                                                               Additions           Deductions
                                                          ----------------------- ------------
                                              Balance at   Charged                Write-offs     Balance
                                              beginning    to profit                net of       at end
                    Description                of year     and loss       Other   recoveries     of year
           ------------------------------    -----------  ----------    --------- -------------  ---------
                                                               (Amounts in thousands)
           Year ended December 31, 1997:
            Allowance for doubtful
             receivables                        $ 597        3,025        --         2,552        1,070
                                                -----        -----        -----      -----          ---
                                                -----        -----        -----      -----          ---
           Year ended December 31, 1996:
            Allowance for doubtful
             receivables                        $ 295        1,736        354(1)     1,788          597
                                                -----        -----        -----      -----          ---
                                                -----        -----        -----      -----          ---
           Year ended December 31, 1995:
            Allowance for doubtful
             receivables                        $ 409        1,459        --         1,573          295
                                                -----        -----        -----      -----          ---
                                                -----        -----        -----      -----          ---





(1) Allowance for doubtful receivables acquired pursuant to the Cable Company acquisitions described in Note 2 to the Company's consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENERAL COMMUNICATION, INC.

                                   By:    /s/ Ronald A. Duncan
                                         -------------------------------
                                          Ronald A. Duncan, President
                                             (Chief Executive Officer)

      Date:  March 25, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            Signature                       Title                             Date
       ----------------                 -----------                       ----------
      /s/ Carter F. Page              Chairman of Board
-------------------------------         and Director                    March 26, 1998
      Carter F. Page

      /s/ Robert M. Walp              Vice Chairman of Board and
-------------------------------         Director                        March 25, 1998
      Robert M. Walp

      /s/ Ronald A. Duncan            President and Director,
-------------------------------         (Chief Executive Officer)       March 25, 1998
      Ronald A. Duncan

      /s/ Donne F. Fisher             Director                          March 25, 1998
-------------------------------
      Donne F. Fisher

      /s/ Jeffery C. Garvey           Director                          March 25, 1998
-------------------------------
      Jeffery C. Garvey

                                      Director                          ----------------
-------------------------------
      John W. Gerdelman

                                      Director                          ----------------
-------------------------------
      William P. Glasgow

     /s/ Donald Lynch                 Director                          March 27, 1998
-------------------------------
      Donald Lynch

                                   (Continued)

      SIGNATURES

      (Continued)

            Signature                       Title                             Date
       ----------------                 -----------                       ----------


                                      Director
-------------------------------                                         -----------------
      Larry E. Romrell


                                      Director
-------------------------------                                         -----------------
      James M. Schneider


      /s/ John M. Lowber              Senior Vice President, Chief
-------------------------------         Financial Officer, Secretary    March 25, 1998
      John M. Lowber                    and Treasurer


      /s/ Alfred J. Walker            Vice President and Chief
-------------------------------         Accounting Officer              March 25, 1998
      Alfred J. Walker