Form 10-Q
period 1998-03-31
GENERAL COMMUNICATION INC
filed 1998-05-15
CIK 808461

As filed with the Securities and Exchange Commission on May 15, 1998.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

                                   (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998
                                       OR

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

The number of shares outstanding of the registrant's classes of common stock, as of April 30, 1998 was:
                 45,341,813 shares of Class A common stock; and
                    4,062,520 shares of Class B common stock.

                                      INDEX

                           GENERAL COMMUNICATION, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                                                                                    PAGE NO

PART I.  FINANCIAL INFORMATION
                  Item l.      Consolidated Financial Statements..........................................3

                               Consolidated Balance Sheets as of March 31, 1998
                                  (unaudited) and December 31, 1997.......................................3

                               Consolidated Statements of Operations for the three
                                  months ended March 31, 1998 (unaudited)
                                  and 1997 (unaudited)....................................................5

                               Consolidated Statements of Stockholders' Equity
                                  for the three months ended March 31, 1998
                                  (unaudited) and 1997 (unaudited)........................................6

                               Consolidated Statements of Cash Flows for the three
                                  months ended March 31, 1998 (unaudited)
                                  and 1997 (unaudited)....................................................7

                               Notes to Interim Condensed Consolidated Financial
                                  Statements..............................................................8

                  Item 2.      Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations......................................16


PART II.  OTHER INFORMATION

                  Item 1.      Legal Proceedings..........................................................26

                  Item 6.      Exhibits and Reports on Form 8-K...........................................27


SIGNATURES................................................................................................28

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                            March 31        December 31,
                            ASSETS                                            1998              1997
--------------------------------------------------------------------    ----------------- -----------------
                                                                                (Amounts in thousands)
Current assets:
     Cash and cash equivalents                                        $          3,933             3,048
                                                                        ----------------- -----------------
     Receivables:
         Trade                                                                  33,633            29,599
         Income taxes                                                            7,612             4,752
         Other                                                                     526               649
                                                                        ----------------- -----------------
                                                                                41,771            35,000
     Less allowance for doubtful receivables                                     1,185             1,070
                                                                        ----------------- -----------------
         Net receivables                                                        40,586            33,930

     Prepaid and other current assets                                            2,893             2,520
     Deferred income taxes, net                                                  1,683             1,675
     Inventories                                                                 2,575             2,164
     Notes receivable                                                              765               897
                                                                        ----------------- -----------------

         Total current assets                                                   52,435            44,234

Restricted cash (note 5)                                                        26,254            39,406
                                                                        ----------------- -----------------

Property and equipment in service, net                                         181,021           165,993
Construction in progress                                                        34,569            18,513
                                                                        ----------------- -----------------
         Net property and equipment                                            215,590           184,506
                                                                        ----------------- -----------------

Other assets:
     Intangible assets, net of amortization                                    245,073           246,534
     Deferred loan and Senior Notes costs, net of amortization                  10,170             9,379
     Transponder deposit (note 5)                                                9,100             9,100
     Undersea fiber optic cable deposit (note 5)                                   ---             9,094
     Notes receivable                                                            1,424             1,331
     Other assets, at cost, net of amortization                                  2,737             1,718
                                                                        ----------------- -----------------
         Total other assets                                                    268,504           277,156
                                                                        ----------------- -----------------

         Total assets                                                 $        562,783           545,302
                                                                        ================= =================

See accompanying notes to interim condensed consolidated financial statements.




                                       3                            (Continued)

                                          GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                           (Continued)

                                                                           (Unaudited)
                                                                            March 31,        December 31,
           LIABILITIES AND STOCKHOLDERS' EQUITY                               1998              1997
------------------------------------------------------------------      ----------------- -----------------
                                                                                (Amounts in thousands)
Current liabilities:
     Current maturities of long-term debt (note 3)                    $          1,669             1,634
     Current maturities of obligations under capital leases                        205               198
     Accounts payable                                                           21,664            25,107
     Accrued interest                                                            3,540             7,649
     Accrued payroll and payroll related obligations                             5,627             4,630
     Accrued liabilities                                                         5,437             6,019
     Subscriber deposits and deferred revenues                                   4,225             3,898
     Accrued income taxes                                                          111               111
                                                                        ----------------- -----------------
         Total current liabilities                                              42,478            49,246

Long-term debt, excluding current maturities (note 3)                          272,045           248,450
Obligations under capital leases, including related party
  obligations, excluding current maturities                                        937               990
Deferred income taxes, net of deferred income tax benefit                       40,871            38,904
Other liabilities                                                                3,384             3,273
                                                                        ----------------- -----------------
         Total liabilities                                                     359,715           340,863
                                                                        ----------------- -----------------

Stockholders' equity (note 4):
Common stock (no par):
     Class A. Authorized 100,000,000 shares; issued and outstanding
       45,335,248 and 45,279,045 shares at March 31,1998 and
       December 31, 1997, respectively (note 4)                                170,477           170,322
     Class B. Authorized 10,000,000 shares; issued and outstanding
       4,062,685 and 4,062,892 shares at March 31, 1998 and
       December 31, 1997, respectively; convertible on a
       share-per-share basis into Class A common stock                           3,432             3,432
     Less cost of 202,768 Class A common shares held in
       treasury at March 31, 1998 and December 31, 1997                         (1,039)           (1,039)
Paid-in capital                                                                  4,515             4,425
Retained earnings                                                               25,683            27,299
                                                                        ----------------- -----------------
         Total stockholders' equity                                            203,068           204,439
                                                                        ----------------- -----------------
Commitments and contingencies (note 5)
         Total liabilities and stockholders' equity                  $         562,783           545,302
                                                                        ================= =================

See accompanying notes to interim condensed  consolidated  financial statements.

                              GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  (Unaudited)
                                                                              Three Months Ended
                                                                                   March 31,
                                                                            1998               1997
                                                                      ------------------  -----------------
                                                                   (Amounts in thousands except per share
                                                                                  amounts)
Revenues:
     Telecommunication services                                     $       43,951            39,225
     Cable services                                                         14,201            13,656
                                                                      ------------------ -----------------
         Total revenues                                                     58,152            52,881

Cost of sales and services                                                  27,315            27,168
Selling, general and administrative expenses                                20,334            16,301
Depreciation and amortization                                                8,066             6,120
                                                                      ------------------ -----------------

         Operating income                                                    2,437             3,292

Interest expense, net                                                        4,944             3,949
                                                                      ------------------ -----------------

         Net loss before income taxes                                       (2,507)             (657)

Income tax benefit                                                            (891)             (132)
                                                                      ------------------ -----------------

         Net loss                                                   $       (1,616)             (525)
                                                                      ================== =================

Basic net loss per common share                                     $        (0.03)            (0.01)
                                                                      ================== =================

Diluted net loss per common share                                   $        (0.03)            (0.01)
                                                                      ================== =================

See accompanying notes to interim condensed consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                                           Class A
                                             Shares of Common      Class A    Class B      Shares
(Unaudited)                                        Stock           Common     Common       Held in     Paid-in    Retained
(Amounts in thousands)                        Class A Class B       Stock      Stock       Treasury    Capital    Earnings
                                           --------------------------------------------------------------------------------
Balances at December 31, 1996                  36,587      4,074   $ 113,421      3,432     (1,010)      4,229      29,482
Net loss                                          ---        ---         ---        ---         ---        ---       (525)
Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting             ---        ---         ---        ---         ---         18         ---
   purposes
Class B shares converted to Class A                 3        (3)         ---        ---         ---        ---         ---
Shares issued upon conversion of
   convertible note                             1,538        ---       9,983        ---         ---        ---         ---
Shares purchased and held in Treasury             ---        ---         ---        ---        (29)        ---         ---
Shares issued under stock option plan              31        ---          94        ---         ---        ---         ---
                                           -------------------------------------------------------------------------------
Balances at March 31, 1997                     38,159      4,071   $ 123,498      3,432     (1,039)      4,247      28,957
                                           ===============================================================================

Balances at December 31, 1997                  45,279      4,063   $ 170,322      3,432     (1,039)      4,425      27,299
Net earnings                                      ---        ---         ---        ---         ---        ---     (1,616)
Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting             ---        ---         ---        ---         ---         10         ---
   purposes
Shares issued under stock option plan              56        ---         170        ---         ---         80         ---
Stock offering issuance costs (note 4)            ---        ---        (15)        ---         ---        ---         ---
                                           --------------------------------------------------------------------------------
Balances at March 31, 1998                     45,335      4,063   $ 170,477      3,432     (1,039)      4,515      25,683
                                           ================================================================================


See accompanying notes to consolidated financial statements.

                              GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  (Unaudited)
                                                                               Three Months Ended
                                                                                   March 31,
                                                                           1998              1997
                                                                      ---------------- -----------------
                                                                             (Amounts in thousands)
Cash flows from operating activities:
     Net loss                                                       $         (1,616)            (525)
     Adjustments to reconcile net earnings (loss)
         to net cash provided by operating activities:
              Depreciation and amortization                                    8,066            6,120
              Deferred income tax expense                                      1,969              264
              Deferred compensation and compensatory stock
                 options                                                         168              (58)
              Bad debt expense, net of write-offs                                115              179
              Other noncash income and expense items                             (26)              16
              Change in operating assets and liabilities
              (note 2)                                                       (14,342)          (4,156)
                                                                      ---------------- -----------------
      Net cash provided (used) by operating activities                        (5,666)           1,840
                                                                      ---------------- -----------------

Cash flows from investing activities:
         Purchases of property and equipment                                 (28,167)          (9,529)
         Restricted cash investment                                           13,152              ---
         Purchases of other assets                                            (1,160)            (197)
         Notes receivable issued                                                 (30)            (337)
         Payments received on notes receivable                                    95                4
                                                                      ---------------- -----------------
Net cash used in investing activities                                        (16,110)         (10,059)
                                                                      ---------------- -----------------

Cash flows from financing activities:
         Long-term borrowings - bank debt and leases                          24,027           10,000
         Repayments of long-term borrowings and capital lease
              obligations                                                       (443)         (10,448)
         Stock offering issuance costs (note 4)                                  (15)             ---
         Payment of debt issuance costs                                       (1,078)             ---
         Proceeds from common stock issuance                                     170               77
         Purchase of treasury stock                                              ---              (29)
                                                                      ---------------- -----------------
Net cash provided (used) by financing activities                              22,661             (400)
                                                                      ---------------- -----------------

Net increase (decrease) in cash and cash equivalents                             885           (8,619)

     Cash and cash equivalents at beginning of period                          3,048           13,349
                                                                      ---------------- -----------------

     Cash and cash equivalents at end of period                     $          3,933            4,730
                                                                      ================ =================

See accompanying notes to interim condensed consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


(1)        General

           (a)  Organization

           General  Communication,  Inc.  ("GCI"),  an Alaska  corporation,  was incorporated in 1979. GCI, Inc., an Alaska corporation, was incorporated in 1997 and is a wholly owned subsidiary of GCI. GCI Holdings, Inc. ("Holdings") is a wholly owned subsidiary of GCI, Inc. and was incorporated in 1997. GCI Communication Corp. ("GCC"), an Alaska corporation, is a wholly owned subsidiary of Holdings and was incorporated in 1990. GCI Communication Services, Inc. ("Communication Services"), an Alaska corporation, is a wholly owned subsidiary of Holdings and was incorporated in 1992. GCI Leasing Co., Inc. ("Leasing Company"), an Alaska corporation, is a wholly owned subsidiary of Communication Services and was incorporated in 1992. GCI, GCI, Inc., Holdings and GCC are engaged in the transmission of interstate and intrastate private line and switched message long distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries. GCI, GCI, Inc., Holdings and GCC also provide northbound services to certain common carriers terminating traffic in Alaska and sells and services dedicated communications systems and related equipment. Communication Services provides private network point-to-point data and voice transmission services between Alaska, Hawaii and the western contiguous United States. Leasing Company owns and leases capacity on an undersea fiber optic cable used in the transmission of interstate private line and switched message long distance services between Alaska and the remaining United States and foreign countries.

           Cable television services are provided through GCI Cable, Inc. its wholly owned subsidiaries GCI Cable/Fairbanks, Inc., and GCI Cable/Juneau, Inc. (collectively "GCI Cable" or "Cable Companies"). GCI Cable, Inc. and its subsidiaries are Alaska corporations and were incorporated in 1996. GCI Cable, Inc. is a wholly owned subsidiary of Holdings.

           GCI Transport Co., Inc., Fiber Hold Company, Inc., GCI Fiber Co., Inc., and GCI Satellite Co., Inc., all Alaska corporations, were incorporated in 1997 to finance the acquisition of satellite transponders and to construct and deploy the fiber optic cable system further described in note 5. GCI Transport Co., Inc. is a wholly owned subsidiary of Holdings. Fiber Hold Company, Inc., GCI Fiber Co., Inc., and GCI Satellite Co., Inc. are wholly-owned subsidiaries of GCI Transport Co., Inc. Alaska United Fiber System Partnership ("Alaska United") was organized in 1997 to construct, own and operate the fiber optic cable system described in note 5. Alaska United is a partnership wholly owned by the Company through GCI Fiber Co., Inc. and Fiber Hold Co., Inc.




                                       8                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


           (b)  Net Loss Per Common Share

           Shares used to  calculate  net loss per common  share  consist of the following (amounts in thousands):
                                                                            1998         1997
                                                                         ------------ -----------
                   Weighted average common shares outstanding                 49,190      43,167
                   Common equivalent shares outstanding                          ---         ---
                                                                         ------------ -----------
                                                                              49,190      43,167
                                                                         ============ ===========

           Common equivalent shares outstanding of 862,000 and 853,000 are anti-dilutive at March 31, 1998 and 1997 and are not included in the diluted net loss per share calculation.

           (c)  Other

           The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements include the consolidated accounts of General Communication, Inc. and its wholly owned subsidiaries (collectively, the "Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.




                                       9                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


(2)        Consolidated Statements of Cash Flows Supplemental Disclosures

           Changes in operating assets and liabilities consist of:
                                                                                         (Unaudited)
                  Three-month periods ended March 31,                               1998              1997
                  -----------------------------------
                                                                              ------------------ ----------------
                                                                                    (Amounts in thousands)
                   Increase in receivables                                  $           (6,771)            (253)
                   Increase  in prepaid and other current assets                          (373)             (52)
                   Increase in inventory                                                  (411)             (77)
                   Decrease in accounts payable                                         (3,443)          (1,357)
                   Increase (decrease) in accrued liabilities                             (582)              96
                   Increase (decrease) in accrued payroll and payroll
                       related obligations                                                 997             (151)
                   Decrease in accrued interest                                         (4,109)          (2,357)
                   Increase in deferred revenues                                           327               (5)
                   Increase in other liabilities                                            23              ---
                                                                              ------------------ ----------------
                                                                            $          (14,342)          (4,156)
                                                                              ================== ================

           The holders of $10 million of convertible subordinated notes exercised their conversion rights in January 1997 resulting in the exchange of such notes for 1,538,457 shares of the Company's Class A common stock.

           No income taxes were paid during the three-month periods ended March 31, 1998 and 1997, respectively.

           Interest  paid  totaled   $10,800,000   and  $6,300,000   during  the
           three-month periods ended March 31, 1998 and 1997, respectively.

(3)        Long-term Debt

           In January 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle as further described in note 5. The Fiber Facility provides up to $75 million in construction financing and will bear interest at either Libor plus 3.0%, or at the Company's choice, the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or at the Company's choice, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60,000,000 or less. Alaska United is required to pay a commitment fee equal to 0.375% per annum on the unused portion of the commitment. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended to a 12 year term loan at any time between the second and fifth anniversary of closing the facility if the Company can




                                       10                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


           demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, and interest and principal installments based on the extended maturity.

           The Fiber Facility contains, among others, covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs, interest and principal installments. Additional covenants pertain to the timely completion of certain project construction milestones. The Fiber Facility also contains a guarantee that requires, among other terms and conditions, Alaska United complete the project by the completion date and pay any non-budgeted costs of the project.

           All of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska United, collateralize the Fiber Facility.

           On August 1, 1997 GCI, Inc. issued $180,000,000 of 9.75% senior notes due 2007 ("Senior Notes"). The Senior Notes were issued at face value. Net proceeds to GCI, Inc. after deducting underwriting discounts and commissions totaled $174,600,000. Issuance costs will be amortized to interest expense over the term of the Senior Notes.

           The Senior Notes are not redeemable prior to August 1, 2002. After August 1, 2002 the Senior Notes are redeemable at the option of GCI, Inc. under certain conditions and at stated redemption prices. The Senior Notes include limitations on additional indebtedness and prohibit payment of dividends, payments for the purchase, redemption, acquisition or retirement of GCI, Inc.'s stock, payments for early retirement of debt subordinate to the note, liens on property, and asset sales. GCI, Inc. was in compliance with all covenants during the period commencing August 1, 1997 (date of the notes) through March 31, 1998.

  (4)      Stockholders' Equity

           During January 1997, holders of $10 million of convertible subordinated notes exercised their conversion rights, which allowed them to exchange their notes for GCI Class A common shares at a conversion price of $6.50 per share. As a result, the note holders were issued a total of 1,538,457 shares of GCI Class A common stock.

           GCI issued 7,000,000 shares of its class A common stock on August 1, 1997 for $7.25 per share, before deducting underwriting discounts and commissions. Net proceeds to GCI totaled $47,959,100.

  (5)      Commitments and Contingencies

           Deferred Compensation Plan

           During 1995, the Company adopted a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other




                                       11                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


           deferrals of compensation. The Company may, at its discretion, contribute matching deferrals equal to the rate of matching selected by the Company. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of the Company with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled approximately $0 and $12,000 during the quarters ended March 31, 1998 and 1997, respectively.

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





                                       12                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


           In order for the State of Alaska to exercise rate regulation authority over the Company's basic service rates, 25% of a systems' subscribers must request such regulation by filing a petition with the APUC. At March 31, 1998, the State of Alaska has rate regulation authority over the Juneau system's basic service rates. (The Juneau system serves approximately 9% of the Company's total basic service subscribers at March 31, 1998.) Juneau's current rates have been approved by the APUC and there are no other pending filings with the APUC, therefore, there is no refund liability for basic service at this time.

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

           Undersea Fiber Optic Cable Contract Commitment

           The Company  signed a contract in July 1997 for  construction  of the undersea portion of a $125 million fiber optic cable system connecting the cities of Anchorage, Juneau, and Seattle via a subsea route. Subsea and terrestrial connections will extend the fiber optic cable to Fairbanks via Whittier and Valdez. Subsea construction efforts will begin during the late summer of 1998 with commercial services expected to commence in December 1998. Pursuant to the contract, the Company made progress payments of $9.1 million during the year ended December 31, 1997 and $13.6 million during the three-month period ended March 31, 1998. The Company will pay the remaining balance in installments through December 1998 based on completion of certain key milestones. Approximately $39.4 million of proceeds from the Senior Notes offering (see note 3), net of the $9.1 million paid in 1997, were contributed to Alaska United. The use of such proceeds is restricted to funding the construction and deployment of the fiber optic cable system and is reported as Restricted Cash in the accompanying Interim Condensed Consolidated





                                       13                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


           Financial Statements. The Company has secured up to $75 million in bank financing to fund the remaining cost of construction and deployment (see note 3).

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

(6)        Supplemental financial information

           (Amounts in thousands)
             (Unaudited)                                    Three-month period ended March 31, 1998
                                                            ------------------------------------------------
                                                                Long-
                                                              Distance     Cable      Local      Combined
                                                            ------------ ----------- --------- -------------
             Revenues:
                Telecommunication revenues              $       42,937         ---     1,014      43,951
                Cable revenues                                     ---      14,201       ---      14,201
                                                            ------------ ----------- --------- -------------
                   Total revenues                               42,937      14,201     1,014      58,152
                                                            ------------ ----------- --------- -------------
             Cost of sales and services:
                Distribution costs and costs of
                  services                                      23,045         ---       875      23,920
                Programming and copyright costs                    ---       3,395       ---       3,395
                                                            ------------ ----------- --------- -------------
                   Total cost of sales and services             23,045       3,395       875      27,315
                                                            ------------ ----------- --------- -------------
                   Contribution                                 19,892      10,806       139      30,837
                                                            ------------ ----------- --------- -------------
             Selling, general and administrative expenses:
                Telephony operating and engineering              2,675         ---       262       2,937
                Cable television, including
                    management fees of $188                        ---       4,863       ---       4,863
                Sales and communications                         3,129         ---       267       3,396
                General and administrative                       6,907         ---     1,694       8,601
                Bad debts                                          389         148       ---         537
                                                            ------------ ----------- --------- -------------
                   Total selling, general and
                     administrative expenses                    13,100       5,011     2,223      20,334

             Depreciation and amortization                       3,375       3,624     1,067       8,066
                                                            ============ =========== ========= =============

                   Operating income (loss)              $        3,417        2,171   (3,151)      2,437
                                                            ============ =========== ========= =============




                                       14                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


                                                            Three-month period ended March 31, 1997
                                                            ------------------------------------------------
                                                                Long-
                                                              Distance     Cable      Local      Combined
                                                            ------------ ----------- --------- -------------
             Revenues:
                Telecommunication revenues              $       39,225         ---       ---      39,225
                Cable revenues                                     ---      13,656       ---      13,656
                                                            ------------ ----------- --------- -------------
                   Total revenues                               39,225      13,656       ---      52,881
                                                            ------------ ----------- --------- -------------
             Cost of sales and services:
               Distribution costs and costs of
                  services                                      23,884         ---       118      24,002
               Programming and copyright costs                     ---       3,166       ---       3,166
                                                            ------------ ----------- --------- -------------
                   Total cost of sales and services             23,884       3,166       118      27,168
                                                            ------------ ----------- --------- -------------
                   Contribution                                 15,341      10,490      (118)     25,713
                                                            ------------ ----------- --------- -------------
             Selling, general and administrative
               expenses:
               Telephony operating and engineering               2,792         ---       ---       2,792
               Cable television, including
                  management fees of $271                          ---       4,368       ---       4,368
               Sales and communications                          2,864         ---        50       2,914
               General and administrative                        5,238         ---       466       5,704
               Bad debts                                           426          97       ---         523
                                                            ------------ ----------- --------- -------------
                   Total selling, general and
                     administrative expenses                    11,320       4,465       516      16,301

             Depreciation and amortization                       2,623       3,497       ---       6,120
                                                            ============ =========== ========= =============

                   Operating income (loss)              $        1,398        2,528     (634)      3,292
                                                            ============ =========== ========= =============

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

                      FACTORS AFFECTING FUTURE PERFORMANCE

      Future operating results of the Company will depend upon many factors and will be subject to various risks and uncertainties, including those set forth in this and other sections of Form 10-Q. The information contained in Form 10-Q includes forward-looking statements regarding the Company's future performance. Future results of the Company may differ materially from any forward-looking statement due to such assumptions and risks. Future performance cannot be ensured.

                                    OVERVIEW

      Long Distance Telecommunications Services. The Company has historically reported revenues principally from the provision of interstate and intrastate long distance telecommunications services to residential, commercial and governmental customers and to other common carriers (principally MCI Telecommunications, Inc. ("MCI") and Sprint Corporation ("Sprint")). These services accounted for approximately 91.5% of the Company's telecommunications services revenues during the first quarter of 1998. The balance of telecommunications services revenues have been attributable to corporate network management contracts, telecommunications equipment sales and service, Internet services and other miscellaneous revenues (including revenues from prepaid and debit calling cards, the installation and leasing of customers' very small aperture terminal ("Vsat") equipment and fees charged to MCI and Sprint for certain billing services). Factors that have the greatest impact on year-to-year changes in long distance telecommunications services revenues include the rate per minute charged to customers and usage volumes, usually expressed as minutes of use. These factors in turn depend in part upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, in particular oil production, as well as tourism, government and United States military spending.

      The Company's long distance telecommunications cost of sales and services has consisted principally of the direct costs of providing services, including local access charges paid to local exchange carriers ("LECs") for the origination and termination of long distance calls in Alaska, fees




                                       16                            (Continued)
paid to other long distance carriers to carry calls that terminate in areas not served by the Company's network (principally the lower 49 states, most of which calls are carried over MCI's network, and international locations, which calls are carried principally over Sprint's network), and the cost of equipment sold to the Company's customers. During the first quarter of 1998, local access charges accounted for 38.8% of telecommunications cost of sales and services, fees paid to other long distance carriers represented 35.2%, satellite transponder lease and undersea fiber maintenance costs represented 10.1%, enterprise services and outsourcing costs represented 7.4%, and telecommunications equipment costs accounted for 2.8% of telecommunications cost of sales and services.

      The Company's long distance telecommunications selling, general, and administrative expenses have consisted of operating and engineering, customer service, sales and communications, management information systems, general and administrative, and legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities, insurance and property taxes). A significant portion of telecommunications selling, general, and administrative expenses, 23.9% during the first quarter of 1998, represents the cost of the Company's advertising, promotion and market analysis programs.

      Cable Services. During the first quarter of 1998, cable revenues and EBITDA represented 24.4% and 55.2%, respectively, of consolidated revenues and EBITDA. The cable systems serve 26 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

      The Company  generates cable services revenues from three primary sources:
(1) programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; and (3) advertising sales. During the first quarter of 1998 programming services generated 86.5% of total cable services revenues, equipment rental and installation fees accounted for 7.6% of such revenues, advertising sales accounted for 3.9% of such revenues, and other services accounted for the remaining 2.0% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services, and the average number of subscribers during a given reporting period.

      The cable systems' cost of sales and selling, general and administrative expenses have consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising, rental expense, and property taxes. During the first quarter of 1998 programming and copyright expenses represented approximately 40.4% of total cable cost of sales and selling, general and administrative expenses. Marketing and advertising costs represented approximately 12.3% of such total expenses.

      Plant upgrades in Petersburg and Wrangell were completed during the first quarter of 1998. A plant upgrade to 550 MHz began in Anchorage during the first quarter of 1998 with completion expected during the second quarter of 1998. Plant upgrades allow the Company to offer additional programming services and value to its customers.




                                       17                            (Continued)

      Local Services. The Company began offering local exchange services in Anchorage during late September 1997. Local exchange services revenues totaled $1.0 million during the first quarter of 1998 representing 1.7% of total revenues. The Company expects local services revenues to represent less than 6.0% of total revenues in 1998. During the first quarter of 1998 operating and engineering expenses represented approximately 8.5% of total local services cost of sales and selling, general and administrative expenses. Marketing and advertising costs represented approximately 8.6% of such total expenses, customer service, and general and administrative costs represented approximately 54.7% of such total expenses. The Company expects that it will continue to generate operating losses and negative EBITDA from local exchange services during 1998. Factors that have the greatest impact on year-to-year changes in local services revenues include the rates charged to customers the number of customers served.

      Internet Services. The Company's statewide SchoolAccess services (Internet access and related products and services for Alaska schools) commenced January 1998. SchoolAccess revenues totaled $903,000 during the first quarter of 1998 representing 1.6% of total revenues. The Company began offering retail Internet services in April 1998. The Company expects Internet services revenues will represent less than 3.0% of total revenues in 1998. Factors that have the greatest impact on year-to-year changes in Internet services revenues include the rates charged to customers the number of customers served.

      PCS Services. The Company began developing plans for PCS wireless communications service deployment in 1995 and is currently evaluating various vendors for a proposed PCS network. In 1997 the Company conducted a technical trial of its candidate technology. The Company currently expects to launch PCS service in Anchorage in 1999, although it may be deferred beyond that date.

      Depreciation and amortization and interest expense on a consolidated basis is expected to be higher in 1998 as compared to 1997 resulting primarily from additional depreciation on 1997 and 1998 capital expenditures and additional outstanding long-term debt. As a result, the Company expects that it will continue to record net losses in 1998.



                                       18                            (Continued)

                              RESULTS OF OPERATIONS

      The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated and the percentage changes in such data as compared to the corresponding prior year period:

(Underlying data rounded to the nearest thousands)
                                                                Quarter Ended              Percentage
          (Unaudited)                                             March 31,                  Change
                                                                  ---------                  ------
                                                                                            1997 vs.
                                                           1997              1998             1998
          Statement of Operations Data:                 ------------    -------------     -------------
          Revenues:
              Telecommunications services...........          74.2%            73.8%              9.5%
              Cable services........................          25.8%            24.4%              4.0%
              Local services........................            ---             1.8%               ---
                                                        ------------    -------------     -------------
          Total revenues...........................          100.0%           100.0%             10.0%
              Cost of sales and services...........           51.4%            47.0%              0.5%
              Selling, general and administrative
                 expenses..........................           30.8%            35.0%             24.7%
              Depreciation and amortization........           11.6%            13.9%             31.8%
                                                        ------------    -------------     -------------
          Operating income.........................            6.2%             4.2%           (26.0)%
                                                        ------------    -------------     -------------
          Net loss before income taxes.............          (1.2)%           (4.3)%            281.6%
                                                        ------------    -------------     -------------

          Net loss                                           (1.0)%           (2.8)%            207.8%
                                                        ============    =============     =============

          Other Operating Data:
              Cable operating income (1)...........           18.5%            15.3%           (14.1)%
              Cable EBITDA  (1)........................       44.1%            40.8%            (3.8)%
              Local operating loss (2).............             ---         (310.7)%            397.0%
              Local EBITDA  (2)....................             ---         (205.5)%            228.7%
              Consolidated EBITDA..................           17.8%            18.1%             11.6%

   --------------------------
   (1) Computed as a percentage of total cable services  revenues.
   (2) Computed as a percentage of total local services revenues.



                                       19                            (Continued)

THREE MONTHS ENDED March 31, 1998 ("1998") COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 ("1997")

      REVENUES. Total revenues increased 10.0% from $52.9 million in 1997 to $58.2 million in 1998. Long distance transmission revenues from commercial, residential, governmental, and other common carrier customers increased 8.3% from $36.3 million in 1997 to $39.3 million in 1998. This increase reflected a 5.6% increase in interstate minutes of use to 158.2 million minutes and a 3.1% increase in intrastate minutes of use to 33.0 million minutes. Long distance revenue growth in 1998 was largely due to a 7.5% increase in revenues from other common carriers (principally MCI and Sprint), from $13.4 million in 1997 to $14.4 million in 1998 and a 25.0% increase in private line and private network transmission services revenues, from $3.6 million in 1997 to $4.5 million in 1998. The Company's average rate per minute on long distance traffic was constant at $0.173 per minute in 1998 as compared to 1997. Cable revenues increased 3.6% from $13.7 million in 1997 to $14.2 million in 1998 resulting primarily from a 4.0% increase in basic subscribers of approximately 4,200 as of March 31, 1998 as compared to March 31, 1997. The number of homes passed by the cable systems increased approximately 940 during the three-month period ended March 31, 1998. The Company began offering local services in Anchorage in September 1997 with first quarter 1998 revenues totaling $1.0 million.

      Product sales and network services revenues increased 4.2% from $2.4 million in 1997 to $2.5 million in 1998, primarily due to increased network services revenues in 1998 as compared to 1997.

      COST OF SALES AND SERVICES. Cost of sales and services totaled $27.2 million in 1997 and $27.3 million in 1998. As a percentage of total revenues, cost of sales and services decreased from 51.4% in 1997 to 47.0% in 1998. The decrease in cost of sales and services as a percentage of revenues is primarily attributed to: 1) a refund received in the first quarter of 1998 totaling approximately $1.1 million from a local exchange carrier in respect of its earnings that exceeded regulatory requirements, 2) reductions in access charges paid by the Company to other carriers for distribution of its traffic, 3) avoidance of access charges resulting from the Company's distribution and termination of its traffic on its own network instead of paying other carriers to distribute and terminate its traffic, and 4) changes in the Company's product mix.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 24.7% from $16.3 million in 1997 to $20.3 million in 1998, and, as a percentage of revenues, increased from 30.8% in 1997 to 35.0% in 1998. This increase resulted from:

           1. Operating, engineering, sales, customer service and administrative costs totaling $516,000 in 1997 as compared to $2.2 million in 1998 associated with the Company's local services segment which initiated service in September 1997. The first quarter increase was necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate the expected growth in the Company's local services customer base.
           2. Increased telecommunication general and administrative expenses of $13.1 million in 1998 as compared to $11.3 million in 1997 due to increased personnel and other costs in customer service, engineering, operations, accounting, human resources, legal and




                                       20                            (Continued)
                regulatory, and management information services. Cost increases were associated with the development, introduction, or planned introduction, and support of new products and services including rural message and data telephone services, PCS services, and Internet services. Increased customer service expenses were associated with support of increased sales volumes and expenditures necessary for continuing integration of customer service operations across product lines.
           3. Increased telecommunication segment sales, advertising and telemarketing costs totaling $2.9 million in 1997 compared to $3.1 million in 1998. Increased selling costs were associated with the introduction of various marketing plans and other proprietary rate plans and cross promotion of products and services.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 31.8% from $6.1 million in 1997 to $8.1 million in 1998. The increase is attributable to the Company's $64.6 million investment in facilities during 1997 for which a full year of depreciation will be recorded during 1998 and the first quarter 1998 facilities investment of $28.2 million.

      INTEREST EXPENSE, NET. Interest expense, net of interest income, increased 25.2% from $3.9 million in 1997 to $4.9 million in 1998. This increase resulted from increases in the Company's average outstanding indebtedness resulting primarily from construction of new long distance and local telecommunication equipment and facilities and expansion and upgrades of cable television facilities. Such increases were offset in part by increases in the amount of interest capitalized during 1998.

      INCOME TAX BENEFIT. Income tax benefit increased from $132,000 in 1997 to $891,000 in 1998 due to an increase in the net loss before income taxes in 1998 as compared to 1997. The Company's effective income tax rate increased from 20.1% in 1997 to 35.5% in 1998 due to the increased net loss and the proportional amount of items that are nondeductible for income tax purposes.

      As a result of its acquisition of the Cable Companies, the Company has available net operating loss carryforwards for income tax purposes totaling $37.6 million at March 31, 1998 which begin to expire in 2004 if not utilized. The Company's utilization of these carryforwards is subject to certain limitations pursuant to section 382 of the Internal Revenue Code.

      The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. The Company estimates that its effective income tax rate for financial statement purposes will be approximately 36% in 1998. The Company expects that its operations will generate net income before income taxes during the carryforward periods to allow utilization of loss carryforwards for which no allowance has been established.





                                       21                            (Continued)

                 FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

      The following chart provides  selected  unaudited  statement of operations data from the Company's quarterly results of operations during 1997 and 1998:
                                                        (Dollars in thousands, except per share amounts)
                                                 First          Second        Third            Fourth           Total
(Unaudited)                                     Quarter         Quarter       Quarter          Quarter          Year
                                          ------------------------------------------------------------------------------
                 1997
                 ----
Revenues
     Telecommunications services        $          39,225         42,131          44,407         42,271         168,034
     Cable services                                13,656         14,055          13,294         14,160          55,165
     Local services                                   ---            ---             255            355             610
                                          ------------------------------------------------------------------------------
Total revenues                                     52,881         56,186          57,956         56,786         223,809
Operating income                                    3,292          2,786           3,786          5,518          15,382
Extraordinary item, net of income tax
     benefit                                          ---            ---             433             88             521
Net income (loss)                       $            (525)          (832)           (928)           102          (2,183)
                                          ==============================================================================
Basic net earnings (loss) per share     $           (0.01)         (0.02)          (0.02)          0.00           (0.05)
                                          ==============================================================================
Diluted net earnings (loss) per share   $           (0.01)         (0.02)          (0.02)          0.00           (0.05)
                                          ==============================================================================
Other financial data:
     Cable EBITDA                       $           6,025          5,863           5,687          6,168          23,743
                                          ==============================================================================
     Local EBITDA                       $            (634)          (814)           (540)        (2,443)         (3,797)
                                          ==============================================================================
     Consolidated EBITDA                $           9,412          8,394           9,553         11,790          39,149
                                          ==============================================================================

                 1998
                 ----
Revenues
     Telecommunications services        $          42,937                                                        42,937
     Cable services                                14,201                                                        14,201
     Local services                                 1,014                                                         1,014
                                          ------------------------------------------------------------------------------
Total revenues                                     58,152                                                        58,152
Operating income                                    2,437                                                         2,437
Net loss                                $          (1,616)                                                       (1,616)
                                          ==============================================================================
Basic net loss per share                $           (0.03)                                                        (0.03)
                                          ==============================================================================
Diluted net loss per share              $           (0.03)                                                        (0.03)
                                          ==============================================================================
Other financial data:
     Cable EBITDA                       $           5,795                                                         5,795
                                          ==============================================================================
     Local EBITDA                       $          (2,084)                                                       (2,084)
                                          ==============================================================================
     Consolidated EBITDA                $          10,503                                                        10,503
                                          ==============================================================================


                                       22                            (Continued)

      Total revenues for the quarter ended March 31, 1998 were $58.2 million, representing a 2.5% increase from total revenues in the fourth quarter of 1997 of $56.8 million. This increase in total revenues resulted from the following:

        1. A 1.4% increase in telecommunications services revenues to $42.9 million in the first quarter of 1998 from $42.3 million during the fourth quarter of 1997. This increase is attributable in part to an increase in minutes of traffic carried during the first quarter of 1998 of approximately 5.6 million minutes as compared to the fourth quarter of 1997 (a 3.0% increase).
        2. An increase in Internet revenues included in the Telecommunications segment totaling $800,000 in 1998.
        3. An increase in local services revenues totaling $659,000 in 1998.
        4. These increases were offset, in part, by a reduction in the average rate per minute billed by the company during the first quarter of 1998 of approximately $0.003 as compared to the fourth quarter of 1997 (a 0.6% decrease).

      Cost of sales and services for the quarter ended March 31, 1998 totaled $27.3 million, representing a 7.9% increase from total cost of sales and services in the fourth quarter of 1997 of $25.3 million. Increased cost of sales resulted from:

        1. A 1.4% increase in long-distance  telecommunications  revenues.
        2. An increase in local services costs totaling $1.0 million in 1998.
        3. Universal Service Fund costs totaling $665,000 in 1998.
        4. An increase in Internet costs included in the Telecommunications segment totaling $368,000 in 1998.
        5. These increases were offset, in part, by a refund in the first quarter of 1998 aggregating approximately $1.1 million from a local exchange carrier in respect of its earnings that exceeded regulatory requirements.

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

                            ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Accounting Standards Board issued SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise" which applies to all public business enterprises. This new standard requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and how it measures segment performance. SFAS 131 requires companies to disclose a measure of segment profit or loss, segment assets, and reconciliations to consolidated totals. It also requires entity-wide disclosures about a company's products and services, its major customers and the material countries in which it holds assets and




                                       23                            (Continued)
reports revenues. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Management of the Company expects that adoption of SFAS No. 131 will not have a material impact on the Company's year-end 1998 financial statement disclosures.

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

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's first quarter 1998 ("1998") cash used by operating activities totaled $5.7 million, net of changes in the components of working capital. Sources of cash during 1998 included long-term borrowings of $24.0 million and class A common stock sales proceeds totaling $170,000. The Company's expenditures for property and equipment, including construction in progress, totaled $9.5 million and $28.2 million for the quarters ended March 31, 1997 and 1998, respectively. Uses of cash during 1998 included repayment of $443,000 of long-term borrowings and capital lease obligations, payment of deferred debt issuance costs totaling $1.1 million and an increase in other assets of $1.2 million.

      Net receivables increased $6.7 million from December 31, 1997 to March 31, 1998 resulting from increased revenues in 1998 as compared to 1997 and an increase in refundable income taxes in 1998 of $2.9 million.

      Accounts payable decreased $3.4 million and accrued interest decreased $4.1 million from December 31, 1997 to March 31, 1998 resulting from the Company's payment of amounts accrued at December 31, 1997 during the first quarter of 1998.

      Working capital at March 31, 1998 totaled $10.0 million, a $15.0 million increase from the working capital deficit of $5.0 million at December 31, 1997. The increase in working capital is primarily attributed to 1) payment of accounts payable and accrued interest at December 31, 1997 with cash generated by operating activities, 2) payment of amounts accrued for facilities expansion and equipment at December 31, 1997 with cash generated by operating activities and cash obtained through the Company's credit agreements, and 3) increases in trade accounts receivable and refundable income taxes.

      On January 27, 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle (see notes 3 and 5 to the accompanying Notes to Interim Condensed Consolidated Financial Statements). The Fiber Facility provides up to $75 million in construction financing and will bear interest at either Libor plus 3.0%, or at the Company's choice, the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or at the Company's choice, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is



                                       24                            (Continued)

$60,000,000 or less. Alaska United is required to pay a commitment fee equal to 0.375% per annum on the unused portion of the commitment. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended to a 12 year term loan at any time between the second and fifth anniversary of closing the facility if the Company can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, and interest and principal installments based on the extended maturity. $1.0 million was borrowed under the facility at March 31, 1998.

      The Fiber Facility contains, among others, covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs, interest and principal installments. Additional covenants pertain to the timely completion of certain project construction milestones. The Fiber Facility also contains a guarantee that requires, among other terms and conditions, Alaska United complete the project by the completion date and pay any non-budgeted costs of the project. All of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska United, collateralize the Fiber Facility.

      The Company's expenditures for property and equipment, including construction in progress, totaled $28.2 million and $9.5 million during the first quarters of 1998 and 1997, respectively. The Company anticipates that its capital expenditures in 1998 may total as much as $225.0 million, including approximately $40.0 million for satellite transponders and approximately $125.0 million for new undersea fiber optic cable facilities. Planned capital expenditures over the next five years include $50.0 million to $70.0 million to fund expansion of long distance facilities, between $120.0 million and $140.0 million to fund development, construction and operating costs of its local exchange and PCS networks and businesses; and between $55.0 million and $65.0 million to upgrade its cable television plant and to purchase equipment for new cable television services. Sources of funds for these planned capital expenditures include internally generated cash flows and borrowings under the Company's credit facilities including borrowings under the new $75 million project financing described above. All such funds will be necessary to complete the Company's capital expenditure plans.

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



                                       25                            (Continued)

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

      The total cost of modifications and conversions is not known at this time. The Company's management estimates that the incremental cost of compliance over the cost of normal software upgrades and replacements and its effect on the Company's future results of operations totals approximately $3 million in each of 1998 and 1999, subject to further review as part of the detailed conversion planning. The cost of modifications and conversions is being expensed as incurred. 1998 Costs incurred through March 31 totaled approximately $80,000.

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

ITEM 6.    Exhibits and Reports on Form 8-K

                 (a) Exhibits:

                     Exhibit 27 - Financial Data Schedule  *

                 (b) Reports on Form 8-K filed  during the  quarter  ended March
                     31, 1998 - None


           ---------------------
           * Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                GENERAL COMMUNICATION, INC.


           May 12, 1998                 By:     /s/  Ronald A. Duncan
---------------------------------              --------------------------------
              (Date)                            Ronald A. Duncan, President
                                                and Director
                                                (Principal Executive Officer)



           May 12, 1998                 By:     /s/  John M. Lowber
---------------------------------              --------------------------------
              (Date)                            John M. Lowber, Senior Vice
                                                President and Chief Financial
                                                Officer
                                                (Principal Financial Officer)



           May 12, 1998                 By:     /s/  Alfred J. Walker
---------------------------------              --------------------------------
              (Date)                            Alfred J. Walker, Vice President
                                                and Chief Accounting Officer
                                                (Principal Accounting Officer)