Form 10-Q
period 1998-06-30
GENERAL COMMUNICATION INC
filed 1998-08-14
CIK 808461

As filed with the Securities and Exchange Commission on August 14, 1998.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

                                   (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                                       OR

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

The number of shares outstanding of the registrant's classes of common stock, as of July 31, 1998 was:
                 45,397,961 shares of Class A common stock; and
                   4,062,520 shares of Class B common stock.

                                                       INDEX

                                            GENERAL COMMUNICATION, INC.

                                                     FORM 10-Q

                                        FOR THE QUARTER ENDED JUNE 30, 1998

                                                                                                    PAGE NO
                                                                                                    -------

PART I.  FINANCIAL INFORMATION
                  Item l.      Consolidated Financial Statements..........................................3

                               Consolidated Balance Sheets as of June 30, 1998
                                  (unaudited) and December 31, 1997.......................................3

                               Consolidated Statements of Operations for the three
                                  and six-month periods ended June 30, 1998 (unaudited)
                                  and 1997 (unaudited)....................................................5

                               Consolidated Statements of Stockholders' Equity
                                  for the six months ended June 30, 1998
                                  (unaudited) and 1997 (unaudited)........................................6

                               Consolidated Statements of Cash Flows for the six
                                  months ended June 30, 1998 (unaudited)
                                  and 1997 (unaudited)....................................................7

                               Notes to Interim Condensed Consolidated Financial
                                  Statements..............................................................8

                  Item 2.      Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations......................................16


PART II.  OTHER INFORMATION

                  Item 1.      Legal Proceedings..........................................................31

                  Item 4.      Submission of Matters to a Vote of Security Holders........................31

                  Item 6.      Exhibits and Reports on Form 8-K...........................................32


SIGNATURES................................................................................................33

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                             June 30        December 31,
                            ASSETS                                            1998              1997
--------------------------------------------------------------------    ----------------- -----------------
                                                                                (Amounts in thousands)
Current assets:
     Cash and cash equivalents                                        $            274             3,048
                                                                        ----------------- -----------------
     Receivables:
         Trade                                                                  36,798            29,599
         Income taxes                                                            8,870             4,752
         Other                                                                     385               649
                                                                        ----------------- -----------------
                                                                                46,053            35,000
     Less allowance for doubtful receivables                                     1,058             1,070
                                                                        ----------------- -----------------
         Net receivables                                                        44,995            33,930

     Prepaid and other current assets                                            1,942             2,520
     Deferred income taxes, net                                                  3,692             1,675
     Inventories                                                                 2,857             2,164
     Notes receivable                                                              260               897
                                                                        ----------------- -----------------

         Total current assets                                                   54,020            44,234

Restricted cash (note 4)                                                           ---            39,406
                                                                        ----------------- -----------------

Property and equipment in service, net                                         176,974           165,993
Construction in progress                                                        98,615            18,513
                                                                        ----------------- -----------------
         Net property and equipment                                            275,589           184,506
                                                                        ----------------- -----------------

Other assets:
     Intangible assets, net of amortization                                    243,839           246,534
     Deferred loan and Senior Notes costs, net of amortization
                                                                                10,325             9,379
     Transponder deposit (note 4)                                                9,100             9,100
     Undersea fiber optic cable deposit (note 4)                                   ---             9,094
     Notes receivable                                                            1,411             1,331
     Other assets, at cost, net of amortization                                  3,663             1,718
                                                                        ----------------- -----------------
         Total other assets                                                    268,338           277,156
                                                                        ----------------- -----------------

         Total assets                                                 $        597,947           545,302
                                                                        ================= =================

See accompanying notes to interim condensed consolidated financial statements.



                                       3                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                      (Unaudited)
                                                                                       June 30,         December 31,
                         LIABILITIES AND STOCKHOLDERS' EQUITY                            1998               1997
            ------------------------------------------------------------------     ----------------- -----------------
                                                                                          (Amounts in thousands)
               Current liabilities:
                  Current maturities of long-term debt (note 3)                  $          1,706           1,634
                  Current maturities of obligations under capital leases                      211             198
                  Accounts payable                                                         23,319          25,107
                  Accrued interest                                                          8,449           7,649
                  Accrued payroll and payroll related obligations                           5,945           4,630
                  Accrued liabilities                                                       6,157           6,019
                  Subscriber deposits and deferred revenues                                 4,440           3,898
                  Accrued income taxes                                                        ---             111
                                                                                   ----------------- -----------------
                     Total current liabilities                                             50,227          49,246

               Long-term debt, excluding current maturities (note 3)                      299,953         248,450
               Obligations under capital leases, including related party
                  obligations, excluding current maturities                                   884             990
               Deferred income taxes, net of deferred income tax benefit                   42,992          38,904
               Other liabilities                                                            3,352           3,273
                                                                                   ----------------- -----------------
                     Total liabilities                                                    397,408         340,863
                                                                                   ----------------- -----------------

               Stockholders' equity:
               Common stock (no par):
                  Class A. Authorized 100,000,000 shares; issued and outstanding
                     45,342,813  and  45,279,045  shares  at June  30,  1998 and
                     December 31, 1997, respectively                                      170,492         170,322
                  Class B. Authorized  10,000,000 shares; issued and outstanding
                     4,062,520  and  4,062,892  shares  at  June  30,  1998  and
                     December  31,   1997,   respectively;   convertible   on  a
                     share-per-share basis into Class A common stock                        3,432           3,432
                  Less cost of 347,958 and 202,768 Class A common shares held in treasury at June 30, 1998 and December 31,
                     1997, respectively                                                    (1,607)         (1,039)
               Paid-in capital                                                              4,605           4,425
               Retained earnings                                                           23,617          27,299
                                                                                   ----------------- -----------------
                     Total stockholders' equity                                           200,539         204,439
                                                                                   ----------------- -----------------
               Commitments and contingencies (note 4)
                     Total liabilities and stockholders' equity                  $        597,947         545,302
                                                                                   ================= =================

            See accompanying notes to interim condensed consolidated financial statements.

                              GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           (Unaudited)                          (Unaudited)
                                                        Three Months Ended                    Six Months Ended
                                                             June 30,                             June 30,
                                                       1998           1997                 1998             1997
                                                   -------------- --------------      ---------------- ----------------
                                                            (Amounts in thousands, except per share amounts)
Revenues:
     Telecommunication services                  $       48,900          42,131               92,851           81,356
     Cable services                                      14,041          14,055               28,242           27,711
                                                   -------------- --------------      ---------------- ----------------
         Total revenues                                  62,941          56,186              121,093          109,067

Cost of sales and services                               29,355          29,778               56,670           56,946
Selling, general and administrative                      23,543          18,014               43,877           34,315
Depreciation and amortization                             8,596           5,608               16,662           11,728
                                                   -------------- --------------      ---------------- ----------------

         Operating income                                 1,447           2,786                3,884            6,078

Interest expense, net                                     4,767           4,228                9,711            8,177
                                                   -------------- --------------      ---------------- ----------------

         Net loss before income taxes                   (3,320)         (1,442)              (5,827)          (2,099)

Income tax benefit                                        1,254             610                2,145              742
                                                   -------------- --------------      ---------------- ----------------

         Net loss                                $      (2,066)           (832)              (3,682)          (1,357)
                                                   ============== ==============      ================ ================

Basic net loss per common share                  $        (.04)           (.02)                (.08)            (.03)
                                                   ============== ==============      ================ ================

Diluted net loss per common share                $        (.04)           (.02)                (.08)            (.03)
                                                   ============== ==============      ================ ================

See accompanying notes to interim condensed consolidated financial statements.

                                       GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                            Class A
                                             Shares of Common       Class A     Class B     Shares
(Unaudited)                                        Stock            Common      Common      Held in     Paid-in    Retained
(Amounts in thousands)                        Class A Class B        Stock       Stock      Treasury    Capital    Earnings
                                           --------------------------------------------------------------------------------
Balances at December 31, 1996                  36,587      4,074   $ 113,421      3,432     (1,010)      4,229      29,482
Net loss                                          ---        ---         ---        ---         ---        ---     (1,357)
Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                       ---        ---         ---        ---         ---        159         ---
Class B shares converted to Class A                 5        (5)         ---        ---         ---        ---         ---
Shares issued upon conversion of
   convertible note                             1,538        ---       9,983        ---         ---        ---         ---
Shares purchased and held in Treasury             ---        ---         ---        ---        (29)        ---         ---
Shares issued under stock option plan              37        ---         109        ---         ---        ---         ---
                                           --------------------------------------------------------------------------------
Balances at June 30, 1997                      38,167      4,069   $ 123,513      3,432     (1,039)      4,388      28,125
                                           ================================================================================

Balances at December 31, 1997                  45,279      4,063   $ 170,322      3,432     (1,039)      4,425      27,299
Net loss                                          ---        ---         ---        ---         ---        ---     (3,682)
Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                       ---        ---         ---        ---         ---         20         ---
Shares purchased and held in Treasury             ---        ---         ---        ---       (568)        ---         ---
Shares issued under stock option plan              64        ---         185        ---         ---        160         ---
Stock offering issuance costs                     ---        ---        (15)        ---         ---        ---         ---
                                           --------------------------------------------------------------------------------
Balances at June 30, 1998                      45,343      4,063   $ 170,492      3,432     (1,607)      4,605      23,617
                                           ================================================================================

See accompanying notes to consolidated financial statements.

                              GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  (Unaudited)
                                                                                Six Months Ended
                                                                                   June 30,
                                                                           1998              1997
                                                                      ---------------- -----------------
                                                                          (Amounts in thousands)
Cash flows from operating activities:
     Net loss                                                       $         (3,682)          (1,357)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
              Depreciation and amortization                                    16,662           11,728
              Deferred income tax expense                                       2,091            2,457
              Deferred compensation and compensatory stock
                 options                                                          250            (111)
              Bad debt expense, net of write-offs                                (12)              308
              Other noncash income and expense items                              147              168
              Change in operating assets and liabilities (note 2)            (10,283)          (4,636)
                                                                      ---------------- -----------------
      Net cash provided by operating activities                                 5,173            8,557
                                                                      ---------------- -----------------

Cash flows from investing activities:
         Purchases of property and equipment                                 (94,853)         (21,100)
         Restricted cash investment                                            39,406              ---
         Purchases of other assets                                            (2,468)            (655)
         Notes receivable issued                                                (200)            (549)
         Payments received on notes receivable                                   610                 5
                                                                      ---------------- -----------------
      Net cash used in investing activities                                  (57,505)         (22,299)
                                                                      ---------------- -----------------

Cash flows from financing activities:
         Long-term borrowings - bank debt and leases                           52,382           20,000
         Repayments of long-term borrowings and capital lease
              obligations                                                       (900)         (12,462)
         Stock offering issuance costs                                           (15)              ---
         Payment of debt issuance costs (note 3)                              (1,526)              ---
         Proceeds from common stock issuance                                      185              109
         Purchase of treasury stock                                             (568)             (29)
                                                                      ---------------- -----------------
      Net cash provided by financing activities                                49,558            7,618
                                                                      ---------------- -----------------

      Net decrease in cash and cash equivalents                               (2,774)          (6,124)

      Cash and cash equivalents at beginning of period                          3,048           13,349
                                                                      ---------------- -----------------

      Cash and cash equivalents at end of period                    $             274            7,225
                                                                      ================ =================

See accompanying notes to interim condensed consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


(1)        General

           (a)  Organization

           General  Communication,  Inc.  ("GCI"),  an Alaska  corporation,  was incorporated in 1979. GCI, Inc., an Alaska corporation, was incorporated in 1997 and is a wholly owned subsidiary of GCI. GCI Holdings, Inc. ("Holdings") is a wholly owned subsidiary of GCI, Inc. and was incorporated in 1997. GCI Communication Corp. ("GCC"), an Alaska corporation, is a wholly owned subsidiary of Holdings and was incorporated in 1990. GCI Communication Services, Inc. ("Communication Services"), an Alaska corporation, is a wholly owned subsidiary of Holdings and was incorporated in 1992. GCI Leasing Co., Inc. ("Leasing Company"), an Alaska corporation, is a wholly owned subsidiary of Communication Services and was incorporated in 1992. GCI, GCI, Inc., Holdings and GCC are engaged in the transmission of interstate and intrastate private line and switched message long distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries. GCI, GCI, Inc., Holdings and GCC also provide northbound services to certain common carriers terminating traffic in Alaska and sell and service dedicated communications systems and related equipment. Communication Services provides private network point-to-point data and voice transmission services between Alaska, Hawaii and the western contiguous United States. Leasing Company owns and leases capacity on an undersea fiber optic cable used in the transmission of interstate private line and switched message long distance services between Alaska and the remaining United States and foreign countries.

           Cable television services are provided through GCI Cable, Inc. its wholly owned subsidiaries GCI Cable/Fairbanks, Inc., and GCI Cable/Juneau, Inc. GCI Cable, Inc. and its subsidiaries are Alaska corporations and were incorporated in 1996. GCI Cable, Inc. is a wholly owned subsidiary of Holdings.

           GCI Transport Co., Inc., Fiber Hold Company, Inc., GCI Fiber Co., Inc., and GCI Satellite Co., Inc., all Alaska corporations, were incorporated in 1997 to finance the acquisition of satellite transponders and to construct and deploy the fiber optic cable system further described in note 4. GCI Transport Co., Inc. is a wholly owned subsidiary of Holdings. Fiber Hold Company, Inc., GCI Fiber Co., Inc., and GCI Satellite Co., Inc. are wholly-owned subsidiaries of GCI Transport Co., Inc. Alaska United Fiber System Partnership ("Alaska United") was organized in 1997 to construct, own and operate the fiber optic cable system described in note 4. Alaska United is a partnership wholly owned by the Company through GCI Fiber Co., Inc. and Fiber Hold Co., Inc.




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

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

           (b)  Net Loss Per Common Share

           Shares used to  calculate  net loss per common  share  consist of the following (amounts in thousands):
                                                                     Three Months Ended         Six Months Ended
                                                                           June 30,                 June 30,
                                                                        1998       1997          1998        1997
                                                                    ----------- ----------    ---------- -----------
                   Weighted average common shares outstanding
                                                                         49,056     43,474         49,050    43,418
                                                                    =========== ==========    =========== ==========

           Common equivalent shares outstanding of 857,000 and 817,000 are anti-dilutive June 30, 1998 and 1997 and are not included in the diluted net loss per share calculation.

           (c)  Other

           The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements include the consolidated accounts of General Communication, Inc. and its wholly owned subsidiaries (collectively, the "Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.



                                       9                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(2)        Consolidated Statements of Cash Flows Supplemental Disclosures

           Changes in operating assets and liabilities consist of:
                  Six-month periods ended June 30,                                  1998              1997
                  --------------------------------                            ------------------ ----------------
                                                                                    (Amounts in thousands)
                   Increase in receivables                                  $          (11,164)          (3,614)
                   Increase (decrease) in prepaid and other current
                       assets                                                               578            (487)
                   Increase in inventory                                                  (693)          (1,648)
                   Increase (decrease) in accounts payable                              (1,788)            1,260
                   Increase in accrued liabilities                                          138            1,019
                   Increase (decrease) in accrued payroll and payroll
                       related obligations                                                1,315            (791)
                   Increase (decrease) in accrued interest                                  800            (468)
                   Increase in deferred revenues                                            542               93
                   Decrease in other liabilities                                           (11)              ---
                                                                              ------------------ ----------------
                                                                            $          (10,283)          (4,636)
                                                                              ================== ================

           The holders of $10 million of convertible subordinated notes exercised their conversion rights in January 1997 resulting in the exchange of such notes for 1,538,457 shares of the Company's Class A common stock.

           No income taxes were paid during the six-month periods ended June 30, 1998 and 1997.

           Interest paid totaled $12,181,000 and $9,649,000 during the six-month periods ended June 30, 1998 and 1997, respectively.



                                       10                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(3)        Long-term Debt

           In January 1998, Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle as further described in note 4. The Fiber Facility provides up to $75 million in construction financing and will bear interest at either Libor plus 3.0%, or at the Company's choice, the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or at the Company's choice, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60,000,000 or less. Alaska United is required to pay a commitment fee equal to 0.375% per annum on the unused portion of the commitment. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended to a 12 year term loan at any time between the second and fifth anniversary of closing the facility if the Company can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, and interest and principal installments based on the extended maturity.

           The Fiber Facility contains, among others, covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs, interest and principal installments. Additional covenants pertain to the timely completion of certain project construction milestones. The Fiber Facility also contains a guarantee that requires, among other terms and conditions, Alaska United complete the project by the completion date and pay any non-budgeted costs of the project. Alaska United was in compliance with all covenants during the period commencing January 1998 (date of the Fiber Facility) through June 30, 1998.

           All of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska United, collateralize the Fiber Facility.

           The Company was in compliance with all covenants of its senior notes and senior credit facility through June 30, 1998.

  (4)      Commitments and Contingencies

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



                                       11                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

           Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of the Company with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled approximately $0 and $89,000 during the six-month periods ended June 30, 1998 and 1997, respectively.

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

           Litigation

           The Company is from time to time involved in various lawsuits and legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

           In order for the State of Alaska to exercise rate regulation authority over the Company's basic service rates, 25% of a systems' subscribers must request such regulation by filing a



                                       12                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

           petition with the APUC. At June 30, 1998, the State of Alaska has rate regulation authority over the Juneau system's basic service rates. (The Juneau system serves approximately 8.5% of the Company's total basic service subscribers at June 30, 1998.) Juneau's current rates have been approved by the APUC and there are no other pending filings with the APUC, therefore, there is no refund liability for basic service at this time.

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

           Undersea Fiber Optic Cable Contract Commitment

           The Company  signed a contract in July 1997 for  construction  of the undersea portion of a $125 million fiber optic cable system connecting the cities of Anchorage, Juneau, and Seattle via a subsea route. Subsea and terrestrial connections will extend the fiber optic cable to Fairbanks via Whittier and Valdez. Subsea construction efforts will begin during the late summer of 1998 with commercial services expected to commence in December 1998. Pursuant to the contract, the Company made progress payments of $9.1 million during the year ended December 31, 1997 and $66.2 million during the six-month period ended June 30, 1998. The Company will pay the remaining balance in installments through December 1998 based on completion of certain key milestones. Approximately $39.4 million of proceeds from the senior notes offering, net of the $9.1 million paid in 1997, were contributed to Alaska United. The use of such proceeds was restricted to funding the construction and deployment of the fiber optic cable system and was reported as Restricted Cash in the accompanying Interim Condensed Consolidated Financial Statements at December 31, 1997. In January 1998, the Company secured up to $75 million in bank financing to fund the expected remaining cost of construction and deployment (see note 3), of which $29.4 million has been borrowed at June 30, 1998.



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

 (5)       Supplemental Financial Information
           (Amounts in thousands)
                                                                   Six-month period ended June 30, 1998
                                                            ------------------------------------------------
                                                                Long-
                                                              Distance     Cable      Local      Combined
                                                            ------------ ----------- --------- -------------
             Revenues:
                Telecommunication revenues              $       89,789         ---     3,062      92,851
                Cable revenues                                     ---      28,242       ---      28,242
                                                            ------------ ----------- --------- -------------
                   Total revenues                               89,789      28,242     3,062     121,093
                                                            ------------ ----------- --------- -------------
             Cost of sales and services:
                Distribution costs and costs of
                  services                                      47,886         ---     2,122      50,008
                Programming and copyright costs                    ---       6,662       ---       6,662
                                                            ------------ ----------- --------- -------------
                   Total cost of sales and services             47,886       6,662     2,122      56,670
                                                            ------------ ----------- --------- -------------
                   Contribution                                 41,903      21,580       940      64,423
                                                            ------------ ----------- --------- -------------
             Selling, general and administrative expenses:
                Telephony operating and engineering              5,675         ---       775       6,450
                Cable television, including
                    management fees of $408                        ---       9,863       ---       9,863
                Sales and communications                         9,038         ---       534       9,572
                General and administrative                      12,665         ---     4,079      16,744
                Bad debts                                        1,018         230       ---       1,248
                                                            ------------ ----------- --------- -------------
                   Total selling, general and
                     administrative expenses                    28,396      10,093     5,388      43,877

             Depreciation and amortization                       7,501       7,861     1,300      16,662
                                                            ------------ ----------- --------- -------------

                   Operating income (loss)              $        6,006       3,626    (5,748)      3,884
                                                            ============ =========== ========= =============



                                       14                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                                                   Six-month period ended June 30, 1997
                                                            ------------------------------------------------
                                                                Long-
                                                              Distance     Cable      Local      Combined
                                                            ------------ ----------- --------- -------------
             Revenues:
                Telecommunication revenues              $       81,356         ---       ---      81,356
                Cable revenues                                     ---      27,711       ---      27,711
                                                            ------------ ----------- --------- -------------
                   Total revenues                               81,356      27,711       ---     109,067
                                                            ------------ ----------- --------- -------------
             Cost of sales and services:
               Distribution costs and costs of
                  services                                      50,379         ---       236      50,615
               Programming and copyright costs                     ---       6,331       ---       6,331
                                                            ------------ ----------- --------- -------------
                   Total cost of sales and services             50,379       6,331       236      56,946
                                                            ------------ ----------- --------- -------------
                   Contribution                                 30,977      21,380      (236)     52,121
                                                            ------------ ----------- --------- -------------
             Selling, general and administrative
               expenses:
               Telephony operating and engineering               5,430         ---       ---       5,430
               Cable television, including
                  management fees of $271                          ---       9,286       ---       9,286
               Sales and communications                          6,580         ---       229       6,809
               General and administrative                       10,665         ---       983      11,648
               Bad debts                                           936         206       ---       1,142
                                                            ------------ ----------- --------- -------------
                   Total selling, general and
                     administrative expenses                    23,611       9,492     1,212      34,315

             Depreciation and amortization                       4,918       6,810       ---      11,728
                                                            ------------ ----------- --------- ------------

                   Operating income (loss)              $        2,448       5,078    (1,448)      6,078
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

           FACTORS AFFECTING FUTURE PERFORMANCE AND FORWARD LOOKING STATEMENTS

        Certain  statements  in this  quarterly  report on Form 10-Q  constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996 ("Securities Reform Act"). These statements may be preceded by, followed by, or include the words "believes," "expects," "anticipates," or similar expressions. For those statements, the Company claims protection of the safe-harbor for forward-looking statements contained in the Securities Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance and achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such statements. The reader is cautioned that important factors, such as the following risks, uncertainties, and other factors, in addition to those contained elsewhere in this document, could affect future results of the Company, its long-distance telecommunication services, local access services, and cable services and could cause those results to differ materially from those expressed in the forward-looking statements:

             - Material  adverse  changes  in  the  economic  conditions  in the markets served by the Company
             - Regulatory and competitive  environment of the business  segments in which the Company operates
             - Uncertainties  inherent in new business  strategies,  new product launches and development plans, including local access services, Internet services, PCS services, digital video services, cable modem services, and transmission services
             - Rapid technological changes
             - Development  and  financing of  telecommunication,  local access,
               PCS,   and  cable   networks  and   services
             - Future financial performance,  including availability,  terms and deployment of capital
             - Availability of qualified personnel



                                       16                            (Continued)

             - Changes in, or failure, or inability,  to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, the Alaska Public Utilities Commission, and adverse outcomes from regulatory proceedings
             - Competitor  responses to the Company's  products and services and overall market acceptance of such products and services
             - The cost of the Company's year 2000 compliance efforts
             - Uncertainties  in federal  military  spending levels and military base closures in markets in which the Company operates

      These forward-looking statements (and such risks, uncertainties and other factors) are made only as of the date of this report and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this document to reflect any change in the Company's expectations with regard to those statements or any other change in events, conditions or circumstances on which any such statement is based.


                                    OVERVIEW

      Long distance telecommunications services. The Company has historically reported revenues principally from the provision of interstate and intrastate long distance telecommunications services to residential, commercial and governmental customers and to other common carriers (principally MCI Telecommunications, Inc. ("MCI") and Sprint Corporation ("Sprint")). These services accounted for approximately 90.0% of the Company's telecommunications services revenues during the second quarter of 1998. The balance of telecommunications services revenues have been attributable to corporate network management contracts, telecommunications equipment sales and service, Internet services and other miscellaneous revenues (including revenues from prepaid and debit calling cards, the installation and leasing of customers' very small aperture terminal ("VSAT") equipment and fees charged to MCI and Sprint for certain billing services). Factors that have the greatest impact on year-to-year changes in long distance telecommunications services revenues include the rate per minute charged to customers and usage volumes, usually expressed as minutes of use. These factors in turn depend in part upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, in particular oil production, as well as tourism, fisheries, government and United States military spending.

      The Company's long distance telecommunications cost of sales and services has consisted principally of the direct costs of providing services, including local access charges paid to local exchange carriers ("LECs") for the origination and termination of long distance calls in Alaska, fees paid to other long distance carriers to carry calls that terminate in areas not served by the Company's network (principally the lower 49 states, most of which calls are carried over MCI's network, and international locations, which calls are carried principally over Sprint's network), and the cost of equipment sold to the Company's customers. During the second quarter of 1998, local access charges accounted for 41.2% of telecommunications cost of sales and services, fees paid to other long distance carriers represented 31.7%, satellite transponder lease and undersea fiber maintenance costs represented 9.2%, enterprise services and outsourcing costs represented 5.6%, Internet costs accounted for 7.1%, and telecommunications equipment costs accounted for 4.4% of telecommunications cost of sales and services.



                                       17                            (Continued)

      The Company's long distance telecommunications selling, general, and administrative expenses have consisted of operating and engineering, customer service, sales and communications, management information systems, general and administrative, and legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities, insurance and property taxes). A significant portion of long distance telecommunications selling, general, and administrative expenses, 38.6% during the second quarter of 1998, represents the cost of the Company's advertising, promotion and market analysis programs.

      Long distance telecommunications services face significant competition from AT&T Alascom, Inc., long-distance resellers, and from local telephone companies that have entered the long-distance market as allowed by the 1996 federal Telecommunications Act. The number of active long-distance customers billed by the Company has decreased approximately 1.1% during the second quarter of 1998, and has decreased approximately 2.4% during the first two quarters of 1998. Increased usage volumes and traffic carried for other common carriers have offset usage reductions attributed to decreased active customers billed. The Company believes its approach to developing, pricing, and providing long-distance telecommunication services will continue to allow it to be competitive in providing those services.

      Cable services. During the second quarter of 1998, cable revenues and EBITDA represented 22.3% and 56.7%, respectively, of consolidated revenues and EBITDA. The cable systems serve 26 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

      The Company  generates cable services revenues from three primary sources:
(1) programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; and (3) advertising sales. During the second quarter of 1998 programming services generated 88.2% of total cable services revenues, equipment rental and installation fees accounted for 7.7% of such revenues, and advertising sales and other services accounted for the remaining 4.1% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services, and the average number of subscribers during a given reporting period.

      The cable systems' cost of sales and selling, general and administrative expenses have consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising, rental expense, and property taxes. During the second quarter of 1998 programming and copyright expenses represented approximately 39.1% of total cable cost of sales and selling, general and administrative expenses. Marketing and advertising costs represented approximately 12.2% of such total expenses.

      Cable services face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment. The Company believes its cable television services will continue to be competitive based on providing, at



                                       18                            (Continued)
reasonable prices, a greater variety of programming and other communication services than are available off-air or through other alternative delivery sources and upon superior technical performance and customer service.

      Local access services. The Company began offering local exchange services in Anchorage during late September 1997 and provided service to approximately 24,000 lines at June 30, 1998. Approximately 4,000 additional lines were sold and awaiting connection at June 30, 1998. Local exchange services revenues totaled $2.0 million during the second quarter of 1998 representing 3.2% of total second quarter 1998 revenues.

      During the second quarter of 1998 operating and engineering expenses represented approximately 11.6% of total local access services cost of sales and selling, general and administrative expenses. Marketing and advertising costs represented approximately 6.1% of such total expenses, and customer service, and general and administrative costs represented approximately 54.1% of such total expenses.

      Local exchange services EBITDA totaled ($2.4) million during the second quarter of 1998. The Company expects that its local exchange services will continue to generate operating losses and negative EBITDA during 1998 and a portion of 1999. Factors that have the greatest impact on year-to-year changes in local access services revenues include the rates charged to customers and the number of customers served.

      The Company's local access services faces significant competition from the Anchorage Telephone Utility and AT&T Alascom, Inc. The Company believes its approach to developing, pricing, and providing local access telecommunication services will continue to allow it to be competitive in providing those services.

      Internet services. The Company's statewide SchoolAccess services (Internet access and related products and services for Alaska schools) commenced January 1998. SchoolAccess revenues totaled $1.1 million during the second quarter of 1998 representing 1.8% of total revenues. The Company began offering retail
Internet services in April 1998. Factors that have the greatest impact on year-to-year changes in Internet services revenues include the rates charged to customers and the number of customers served.

      The Company competes with several Internet service providers in its markets. The Company believes its approach to developing, pricing, and providing Internet services will continue to allow it to be competitive in providing those services.

      PCS services. The Company began developing plans for PCS wireless communications service deployment in 1995 and is currently evaluating various vendors for a proposed PCS network. In 1997 the Company conducted a technical trial of its candidate technology. The Company currently expects to launch PCS service in Anchorage in 1999, although it may be deferred beyond that date.

      Other expenses and net loss. Depreciation and amortization and interest expense on a consolidated basis is expected to be higher in 1998 as compared to 1997 resulting primarily from


                                       19                            (Continued)
additional depreciation on 1997 and 1998 capital expenditures and additional outstanding long-term debt. As a result, the Company expects that it will continue to record net losses in 1998.

                              RESULTS OF OPERATIONS

      The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated and the percentage changes in such data as compared to the corresponding prior year period:

(Underlying data rounded to the nearest thousands)

                                                                                                  Percentage Change
                                                                                             Six Months    Three Months
                                           Six Months Ended       Three Months Ended          1998 vs.       1998 vs.
                                               June 30,                June 30,              Six Months    Three Months
(Unaudited)                                 1997        1998        1997        1998            1997             1997
                                            ----        ----        ----        ----            ----             ----
Statement of Operations Data:
Revenues
     Telecommunications services            74.6%       74.1%       75.0%      74.4%            10.4%           11.2%
     Cable services                         25.4%       23.3%       25.0%      22.3%             1.9%          (0.1)%
     Local access services                   0.0%        2.6%        0.0%       3.3%               NA              NA
----------------------------------------------------------------------------------------------------------------------
Total revenues                             100.0%      100.0%      100.0%     100.0%            11.0%           12.0%
     Cost of sales and services             52.2%       46.8%       53.0%      46.6%           (0.5)%          (1.4)%
     Selling, general and                   31.5%       36.2%       32.1%      37.4%            27.9%           30.7%
        administrative expenses
     Depreciation and amortization          10.8%       13.8%       10.0%      13.7%            42.1%           53.3%
----------------------------------------------------------------------------------------------------------------------
Operating income                             5.5%        3.2%        4.9%       2.3%          (36.1)%         (48.1)%
Net loss before income taxes               (1.9)%      (4.8)%      (2.6)%     (5.3)%           177.6%          130.2%
Net loss                                   (1.2)%      (3.0)%      (1.5)%     (3.3)%           171.3%          148.3%

Other Operating Data:
Cable operating income (1)                  18.3%       12.8%       18.1%      10.4%          (28.6)%         (42.9)%
Cable EBITDA (1)                            42.9%       40.7%       41.7%      40.5%           (3.4)%          (2.9)%
Local operating loss (2)                       NA    (187.7)%          NA   (126.8)%           297.0%          219.0%
Local EBITDA (2)                               NA    (145.3)%          NA   (115.4)%           207.2%          190.4%
Consolidated EBITDA                         16.3%       17.0%       14.9%      16.0%            15.4%           19.6%

   --------------------------
   (1) Computed as a percentage of total cable services  revenues.
   (2) Computed as a percentage of total local access services revenues.



                                       20                            (Continued)

THREE MONTHS ENDED JUNE 30, 1998 ("1998") COMPARED TO THREE MONTHS ENDED JUNE 30, 1997 ("1997")

      REVENUES. Total revenues increased 12.0% from $56.2 million in 1997 to $62.9 million in 1998. Long distance transmission revenues from commercial, residential, governmental, and other common carrier customers increased 7.4% from $39.3 million in 1997 to $42.2 million in 1998. This increase reflected a 9.4% increase in interstate minutes of use to 167.3 million minutes and a 1.6% increase in intrastate minutes of use to 34.9 million minutes. Long distance revenue growth in 1998 was largely due to a 26.9% increase in revenues from other common carriers (principally MCI and Sprint) and private line services, from $18.2 million in 1997 to $23.1 million in 1998. The Company's average rate per minute on long distance traffic decreased 5.1% from $0.178 per minute in 1997 to $0.169 per minute in 1998.

      Cable revenues remained relatively constant at approximately $14.0 million in 1997 and 1998. The number of homes passed by the cable systems and basic subscribers increased approximately 860 and 5,100, respectively, at June 30, 1998 as compared to June 30, 1997. Pay-per-view and premium service revenue decreases offset increases attributable to subscriber growth. The Company began offering local access services in Anchorage in September 1997 with second quarter 1998 revenues totaling $2.0 million. Product sales and network services revenues increased 52.2% from $2.3 million in 1997 to $3.5 million in 1998, primarily due to increased network services revenues and SchoolAccess revenues in 1998 as compared to 1997.

      COST OF SALES AND SERVICES. Cost of sales and services totaled $29.8 million in 1997 and $29.4 million in 1998. As a percentage of total revenues, cost of sales and services decreased from 53.0% in 1997 to 46.6% in 1998. The decrease in cost of sales and services as a percentage of revenues is primarily attributed to: 1) reductions in access charges paid by the Company to other carriers for distribution of its traffic, 2) avoidance of access charges resulting from the Company's distribution and termination of its traffic on its own network instead of paying other carriers to distribute and terminate its traffic, and 3) changes in the Company's product mix.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 30.7% from $18.0 million in 1997 to $23.5 million in 1998, and, as a percentage of revenues, increased from 32.1% in 1997 to 37.4% in 1998. This increase resulted from:

              - Operating,    engineering,    sales,    customer   service   and
                administrative costs totaling $696,000 in 1997 as compared to $3.2 million in 1998 associated with the Company's local access services segment which initiated service in September 1997. The second quarter increase was necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate the expected growth in the Company's local access services customer base.



                                       21                            (Continued)

              - Increased  telecommunication  segment  operating,   engineering,
                general and administrative expenses totaling $9.4 million in 1998 as compared to $8.6 million in 1997 due to increased personnel and other costs in customer service, engineering, operations, accounting, human resources, legal and regulatory, and management information services. Cost increases were associated with the development, introduction, or planned introduction, and support of new products and services including rural message and data telephone services, PCS services, digital video services, cable modem services, and Internet services. Increased customer service expenses were associated with support of increased sales volumes and expenditures necessary for continuing integration of customer service operations across product lines.

              - Increased   telecommunication  segment  sales,  advertising  and
                telemarketing costs totaling $3.7 million in 1997 compared to $5.9 million in 1998. Increased selling costs were associated with the introduction of various marketing plans and other proprietary rate plans and continuing cross promotion of products and services.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 53.3% from $5.6 million in 1997 to $8.6 million in 1998. The increase is attributable to the Company's $64.6 million investment in facilities during 1997 for which a full year of depreciation will be recorded during 1998 and the 1998 facilities investment of $94.9 million through June 30.

      INTEREST EXPENSE, NET. Interest expense, net of interest income, increased 14.3% from $4.2 million in 1997 to $4.8 million in 1998. This increase resulted from increases in the Company's average outstanding indebtedness resulting primarily from the purchase and construction of new long distance and local telecommunication equipment and facilities and expansion and upgrades of cable television facilities.

      INCOME TAX BENEFIT. Income tax benefit increased from $610,000 in 1997 to $1.3 million in 1998 due to an increase in the net loss before income taxes in 1998 as compared to 1997. The Company's effective income tax rate decreased from 42.3% in 1997 to 37.8% in 1998 due to the increased net loss and the proportional amount of items that are nondeductible for income tax purposes.



                                       22                            (Continued)

SIX MONTHS ENDED JUNE 30, 1998 ("1998") COMPARED TO SIX MONTHS ENDED JUNE 30, 1997 ("1997")

      REVENUES. Total revenues increased 11.0% from $109.1 million in 1997 to $121.1 million in 1998. Long distance transmission revenues from commercial, residential, governmental, and other common carrier customers increased 7.8% from $75.6 million in 1997 to $81.5 million in 1998. This increase reflected a 7.6% increase in interstate minutes of use to 325.8 million minutes and a 2.2% increase in intrastate minutes of use to 67.9 million minutes. Long distance revenue growth in 1998 was largely due to a 19.6% increase in revenues from other common carriers (principally MCI and Sprint) and private line services, from $35.2 million in 1997 to $42.1 million in 1998. The Company's average rate per minute on long distance traffic decreased 2.8% from $0.176 per minute in 1997 to $0.171 per minute in 1998 primarily due to the introduction of discounted residential and commercial international calling plans.

      Cable revenues increased 1.9% from $27.7 million in 1997 to $28.2 million in 1998. The number of homes passed by the cable systems and basic subscribers increased approximately 860 and 5,100, respectively, at June 30, 1998 as compared to June 30, 1997. Pay-per-view and premium service revenue decreases partially offset increases attributable to subscriber growth. Local access services revenues totaled $3.1 million in 1998. Product sales and network services revenues increased 27.7% from $4.7 million in 1997 to $6.0 million in 1998, primarily due to increased network services revenues and SchoolAccess revenues in 1998 as compared to 1997.

      COST OF SALES AND SERVICES. Cost of sales and services totaled $56.9 million in 1997 and $56.7 million in 1998. As a percentage of total revenues, cost of sales and services decreased from 52.2% in 1997 to 46.8% in 1998. The decrease in cost of sales and services as a percentage of revenues is primarily attributed to: 1) a refund received in the first quarter of 1998 totaling approximately $1.1 million from a local exchange carrier in respect of its earnings that exceeded regulatory requirements, 2) reductions in access charges paid by the Company to other carriers for distribution of its traffic, 3) avoidance of access charges resulting from the Company's distribution and termination of its traffic on its own network instead of paying other carriers to distribute and terminate its traffic, and 4) changes in the Company's product mix.



                                       23                            (Continued)

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 28.0% from $34.3 million in 1997 to $43.9 million in 1998, and, as a percentage of revenues, increased from 31.4% in 1997 to 36.3% in 1998. This increase resulted from:

              - Operating,    engineering,    sales,    customer   service   and
                administrative costs totaling $1.2 million in 1997 as compared to $5.4 million in 1998 associated with the Company's local access services segment which initiated service in September 1997.

              - Increased  telecommunication  segment  operations,  engineering, general and administrative expenses totaling $19.4 million in 1998 as compared to $17.0 million in 1997 due to increased personnel and other costs in customer service, engineering, operations, accounting, human resources, legal and regulatory, and management information services. Cost increases were associated with the development, introduction, or planned introduction, and support of new products and services including rural message and data telephone services, PCS services, digital video services, cable modem services, and Internet services. Increased customer service expenses were associated with support of increased sales volumes and expenditures necessary for continuing integration of customer service operations across product lines.

              - Increased   telecommunication  segment  sales,  advertising  and
                telemarketing costs totaling $6.6 million in 1997 compared to $9.0 million in 1998. Increased selling costs were associated with the introduction of various marketing plans and other proprietary rate plans and cross promotion of products and services.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 42.1% from $11.7 million in 1997 to $16.7 million in 1998. The increase is attributable to the Company's $64.6 million investment in facilities during 1997 for which a full year of depreciation will be recorded during 1998 and the 1998 facilities investment of $94.9 million through June 30.

      INTEREST EXPENSE, NET. Interest expense, net of interest income, increased 18.3% from $8.2 million in 1997 to $9.7 million in 1998. This increase resulted from increases in the Company's average outstanding indebtedness resulting primarily from the purchase and construction of new long distance and local telecommunication equipment and facilities and expansion and upgrades of cable television facilities.

      INCOME TAX BENEFIT. Income tax benefit increased from $742,000 in 1997 to $2.1 million in 1998 due to an increase in the net loss before income taxes in 1998 as compared to 1997. The Company's effective income tax rate increased from 35.4% in 1997 to 36.8% in 1998 due to the increased net loss and the proportional amount of items that are nondeductible for income tax purposes.



                                       24                            (Continued)

      As a result of its acquisition of the Cable Companies, the Company has available net operating loss carryforwards for income tax purposes totaling $37.6 million at June 30, 1998 which begin to expire in 2004 if not utilized. The Company's utilization of these carryforwards is subject to certain limitations pursuant to section 382 of the Internal Revenue Code.

      The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. The Company estimates that its effective income tax rate for financial statement purposes will be approximately 38% in 1998. The Company expects that its operations will generate net income before income taxes during the carryforward periods to allow utilization of loss carryforwards for which no allowance has been established.

                 FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

      The following chart provides  selected  unaudited  statement of operations data from the Company's quarterly results of operations during 1997 and 1998:
                                                        (Dollars in thousands, except per share amounts)
                                                 First         Second            Third        Fourth            Total
(Unaudited)                                     Quarter        Quarter          Quarter       Quarter           Year
                                          -----------------------------------------------------------------------------
                 1997
Revenues
     Telecommunications services        $          39,225         42,131          44,407         42,271         168,034
     Cable services                                13,656         14,055          13,294         14,160          55,165
     Local access services                            ---            ---             255            355             610
                                          -----------------------------------------------------------------------------
Total revenues                                     52,881         56,186          57,956         56,786         223,809
Operating income                                    3,292          2,786           3,786          5,518          15,382
Extraordinary item, net of income tax
     benefit                                          ---            ---             433             88             521
Net income (loss)                       $           (525)          (832)           (928)            102         (2,183)
                                          =============================================================================
Basic net earnings (loss) per share
                                        $          (0.01)         (0.02)          (0.02)           0.00          (0.05)
                                          =============================================================================
Diluted net earnings (loss) per share
                                        $          (0.01)         (0.02)          (0.02)           0.00          (0.05)
                                          =============================================================================
Other financial data:
     Cable EBITDA                       $           6,025          5,863           5,687          6,168          23,743
                                          =============================================================================
     Local EBITDA                       $           (634)          (814)           (540)        (1,809)         (3,797)
                                          =============================================================================
     Consolidated EBITDA                $           9,412          8,394           9,553         11,790          39,149
                                          =============================================================================


                                       25                            (Continued)

                                                        (Dollars in thousands, except per share amounts)
                                                 First         Second            Third         Fourth           Total
(Unaudited)                                     Quarter        Quarter          Quarter       Quarter           Year
                                          -----------------------------------------------------------------------------
                 1998
Revenues
     Telecommunications services        $          42,937         46,852                                         89,789
     Cable services                                14,201         14,041                                         28,242
     Local access services                          1,014          2,048                                          3,062
                                          -----------------------------------------------------------------------------
Total revenues                                     58,152         62,941                                        121,093
Operating income                                    2,437          1,447                                          3,884
Net loss                                $         (1,616)        (2,066)                                        (3,682)
                                          =============================================================================
Basic net loss per share                $          (0.03)         (0.04)                                         (0.08)
                                          =============================================================================
Diluted net loss per share              $          (0.03)         (0.04)                                         (0.08)
                                          =============================================================================
Other financial data:
     Cable EBITDA                      $            5,795          5,692                                         11,487
                                          =============================================================================
     Local EBITDA                       $         (2,084)        (2,364)                                        (4,448)
                                          =============================================================================
     Consolidated EBITDA                $          10,503         10,043                                         20,546
                                          =============================================================================

      Total revenues for the quarter ended June 30, 1998 were $62.9 million, representing a 8.1% increase from total revenues in the first quarter of 1998 of $58.2 million. This increase in total revenues resulted from the following:

              - A 6.6% increase in telecommunications services revenues to $46.9 million in the second quarter of 1998 from $44.0 million during the first quarter of 1998. This increase is attributable in part to an increase in minutes of traffic carried during the second quarter of 1998 of approximately 10.8 million minutes as compared to the first quarter of 1998 (a 5.6% increase).

              - An increase in local  access  services  revenues  totaling  $1.0 million in the second quarter of 1998 as compared to the first quarter of 1998 (a 102.0% increase)

              - These  increases  were  offset,  in part,  by a reduction in the average rate per minute billed by the company during the second quarter of 1998 of approximately $0.004 as compared to the first quarter of 1998 (a 2.4% decrease).

      Cost of sales and services for the quarter ended June 30, 1998 totaled $29.4 million, representing a 7.7% increase from total cost of sales and services in the first quarter of 1998 of $27.3 million. Increased cost of sales resulted primarily from the 8.1% increase in revenues described above, and were offset, in part, by a refund in the first quarter of 1998 aggregating approximately $1.1 million from a local exchange carrier in respect of its earnings that exceeded regulatory requirements.



                                       26                            (Continued)

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

      In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") 98-5, "Reporting on the costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Management of the Company expects that the adoption of SOP 98-5 will result in a one-time expense of approximately $375,000 (net of income tax effect) in the first quarter of 1999 associated with the write-off of unamortized start-up costs.

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's first and second quarter 1998 ("1998") cash provided by operating activities totaled $5.2 million, net of changes in the components of working capital. Sources of cash during 1998 included long-term borrowings of $52.4 million and class A common stock sales proceeds totaling $185,000. The Company's expenditures for property and equipment, including construction in progress, totaled $21.1 million and $94.9 million for the six-month periods ended June 30, 1997


                                       27                            (Continued)
and 1998, respectively. Uses of cash during 1998 included repayment of $900,000 of long-term borrowings and capital lease obligations, payment of deferred debt issuance costs totaling $1.5 million, an increase in other assets of $2.5 million, and purchases of treasury stock totaling $568,000.

      Net receivables increased $11.1 million from December 31, 1997 to June 30, 1998 resulting from increased revenues in 1998 as compared to 1997 and an increase in refundable income taxes in 1998.

      Accounts payable decreased $1.8 million from December 31, 1997 to June 30, 1998 resulting from the Company's payment of amounts accrued at December 31, 1997 during the first quarter of 1998.

      Accrued interest increased $800,000 from December 31, 1997 to June 30, 1998 resulting from interest incurred on additional indebtedness outstanding during 1998 as compared to December 31, 1997.

      Working capital at June 30, 1998 totaled $3.8 million, a $8.8 million increase from the working capital deficit of $5.0 million at December 31, 1997. The increase in working capital is primarily attributed to 1) payment of accounts payable at December 31, 1997 with cash generated by operating activities, 2) payment of amounts accrued for facilities expansion and equipment at December 31, 1997 with cash generated by operating activities and cash obtained through the Company's credit agreements, and 3) increases in trade accounts receivable and refundable income taxes.

      On January 27, 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle (see notes 3 and 4 to the accompanying Notes to Interim Condensed Consolidated Financial Statements). The Fiber Facility provides up to $75 million in construction financing and will bear interest at either Libor plus 3.0%, or at the Company's choice, the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or at the Company's choice, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60,000,000 or less. Alaska United is required to pay a commitment fee equal to 0.375% per annum on the unused portion of the commitment. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended to a 12 year term loan at any time between the second and fifth anniversary of closing the facility if the Company can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, and interest and principal installments based on the extended maturity. $29.4 million was borrowed under the facility at June 30, 1998.

      The Fiber Facility contains, among others, covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs, interest and principal installments. Additional covenants pertain to the timely completion of certain project construction milestones. The Fiber Facility also contains a guarantee that requires, among other terms and conditions, Alaska United complete the project by the completion date and pay any non-


                                       28                            (Continued)
budgeted costs of the project. All of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska United, collateralize the Fiber Facility.

      The Alaska United project will provide a high capacity fiber optic link between Fairbanks, Anchorage, Valdez, and Juneau, Alaska, and the lower 48 states through Seattle, Washington. Its initial capacity will be more than five times the capacity of Alaska's current undersea fiber to the lower 48. After a preliminary route survey was completed and initial cost components determined, a detailed sea floor survey was commissioned. On August 1, 1997 the Company issued a down payment to Tyco Submarine Systems, Inc. to begin construction.
Manufacturing of the cable and its electronics has been underway since that time. The cable is expected to be laid from late August to October 1998. Testing will occur after that, and services are expected to commence in December 1998.

      The Company was notified in August 1998 that a potential customer for Alaska United's fiber services (AT&T) has selected another carrier to meet its immediate needs for additional fiber capacity to and from Alaska. AT&T stated that it elected to lease a minimum amount of capacity for a short term and that the Company will have the opportunity to provide fiber capacity in the future. The other carrier's facilities were under construction at June 30, 1998 with service expected to commence in late 1998 or 1999. The Company will use half the capacity of the Alaska United project to carry its own traffic, in addition to its existing owned and leased facilities. While the Alaska United project would have received a financial benefit from carrying AT&T's traffic, the project can be supported solely by the Company's own network capacity requirements. GCI will continue to pursue opportunities to sell capacity on its system to AT&T and others.

      The Company's expenditures for property and equipment, including construction in progress, totaled $94.9 million and $21.1 million during the first two quarters of 1998 and 1997, respectively. The Company anticipates that its capital expenditures in 1998 may total as much as $225.0 million, including approximately $40.0 million for satellite transponders and approximately $125.0 million for new undersea fiber optic cable facilities. Planned capital expenditures over the next five years include $50.0 million to $70.0 million to fund expansion of long distance facilities, between $120.0 million and $140.0 million to fund development, construction and operating costs of its local exchange and PCS networks and businesses; and between $55.0 million and $65.0 million to continue to upgrade its cable television plant and to purchase equipment for new cable television services, including digital video services and cable modem services. Sources of funds for these planned capital expenditures are expected to include internally generated cash flows and borrowings under the Company's credit facilities including borrowings under the new $75 million project financing described above.

      The Company's ability to invest in discretionary capital and other projects will depend upon its future cash flows and access to borrowings under its credit facilities. Management anticipates that cash flow generated by the Company and borrowings under its credit facilities will be sufficient to meet its planned capital expenditures and working capital requirements.



                                       29                            (Continued)

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

      The total cost of modifications and conversions is not known at this time. The Company's management estimates that the incremental cost of compliance over the cost of normal software upgrades and replacements and its effect on the Company's future results of operations totals approximately $2 million in 1998 and $4 million in 1999, subject to further review as part of the detailed conversion planning. The cost of modifications and conversions is being expensed as incurred. 1998 Costs incurred through June 30 totaled approximately $260,000.

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


                                       30                            (Continued)

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

           Information regarding pending legal proceedings to which the Company is a party is included in Note 4 of Notes to Interim Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4.    Submission of Matters to a Vote of Security Holders

           (a) Date of meeting - June 4, 1998
               Nature of meeting - 1998 annual meeting

           (b) Election of Directors:
               Names of directors elected at the meeting:
                  Donne F. Fisher     Votes:  54,009,905 for; 1,367,485 withhold
                  William P. Glasgow  Votes:  54,990,085 for; 387,305 withhold
                  James M. Schneider  Votes:  55,105,849 for; 271,541 withhold

               Names of directors whose term of office continued after the meeting:
                  Ronald A. Duncan
                  Jeffery C. Garvey
                  John W. Gerdelman
                  Donald Lynch
                  Carter F. Page
                  Larry E. Romrell
                  Robert M. Walp

           (c) Other matters voted upon:
                  None

           (d) Not applicable.



                                       31                            (Continued)

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                Exhibit  10.86 -  Credit  and  Security  Agreement  Dated  as of
                    January 27, 1998 among Alaska United Fiber System Partnership as Borrower and The Lenders Referred to Herein and Credit Lyonnais New York Branch as Administrative Agent and Nationsbank of Texas, N.A. as Syndication Agent and TD Securities (USA), Inc. as Documentation Agent *

                Exhibit 27.1 - Financial Data Schedule  *

           (b) Reports on Form 8-K filed during the quarter  ended June 30, 1998
           - None


           ---------------------
           * Filed herewith.



                                       32                            (Continued)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           GENERAL COMMUNICATION, INC.


         August 12, 1998                   By:       /s/  Ronald A. Duncan
---------------------------------                    ---------------------------
              (Date)                                 Ronald A. Duncan, President
                                                     and Director
                                                     (Principal Executive
                                                     Officer)



         August 12, 1998                   By:       /s/  John M. Lowber
---------------------------------                    ---------------------------
              (Date)                                 John M. Lowber, Senior Vice
                                                     President and Chief
                                                     Financial Officer
                                                     (Principal Financial
                                                     Officer)



         August 12, 1998                   By:       /s/  Alfred J. Walker
---------------------------------                    ---------------------------
              (Date)                                 Alfred J. Walker, Vice
                                                     President and Chief
                                                     Accounting Officer
                                                     (Principal Accounting
                                                     Officer)