Form 10-Q
period 1998-09-30
GENERAL COMMUNICATION INC
filed 1998-11-16
CIK 808461

As filed with the Securities and Exchange Commission on November 16, 1998.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

                                   (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

The number of shares outstanding of the registrant's classes of common stock, as of October 31, 1998 was:

                 45,648,021 shares of Class A common stock; and
                   4,062,460 shares of Class B common stock.

                                      INDEX

                           GENERAL COMMUNICATION, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                                                                                    PAGE NO
                                                                                                    -------
PART I.  FINANCIAL INFORMATION

                  Item l.      Consolidated Financial Statements..........................................3

                               Consolidated Balance Sheets as of September 30, 1998
                                  (unaudited) and December 31, 1997.......................................3

                               Consolidated Statements of Operations for the three
                                  and nine-month periods ended September 30, 1998
                                  (unaudited) and 1997 (unaudited)........................................5

                               Consolidated Statements of Stockholders' Equity
                                  for the nine months ended September 30, 1998
                                  (unaudited) and 1997 (unaudited)........................................6

                               Consolidated Statements of Cash Flows for the nine
                                  months ended September 30, 1998 (unaudited)
                                  and 1997 (unaudited)....................................................7

                               Notes to Interim Condensed Consolidated Financial
                                  Statements..............................................................8

                  Item 2.      Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations......................................15


PART II.  OTHER INFORMATION

                  Item 1.      Legal Proceedings..........................................................29

                  Item 6.      Exhibits and Reports on Form 8-K...........................................29


SIGNATURES................................................................................................30


PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                           GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)
                                                                           September 30,     December 31,
                            ASSETS                                             1998              1997
---------------------------------------------------------------------    ----------------- -----------------
                                                                                 (Amounts in thousands)
Current assets:
     Cash and cash equivalents                                         $          7,499             3,048
                                                                         ----------------- -----------------
     Receivables:
         Trade                                                                   37,118            29,599
         Income taxes                                                             4,200             4,752
         Other                                                                      374               649
                                                                         ----------------- -----------------
                                                                                 41,692            35,000
     Less allowance for doubtful receivables                                      1,000             1,070
                                                                         ----------------- -----------------
         Net receivables                                                         40,692            33,930

     Prepaid and other current assets                                             2,814             2,520
     Deferred income taxes, net                                                   3,716             1,675
     Inventories                                                                  2,397             2,164
     Notes receivable                                                               509               897
                                                                         ----------------- -----------------

         Total current assets                                                    57,627            44,234

Restricted cash (note 4)                                                            ---            39,406
                                                                         ----------------- -----------------

Property and equipment in service, net                                          194,755           165,993
Construction in progress                                                        110,555            18,513
                                                                         ----------------- -----------------
         Net property and equipment                                             305,310           184,506
                                                                         ----------------- -----------------

Other assets:
     Cable franchise agreements, net of amortization                            196,600           200,470
     Other intangible assets, net of amortization                                45,677            46,064
     Deferred loan and Senior Notes costs, net of amortization                   10,128             9,379
     Transponder deposit (note 4)                                                 9,100             9,100
     Undersea fiber optic cable deposit (note 4)                                    ---             9,094
     Notes receivable                                                             1,436             1,331
     Other assets, at cost, net of amortization                                   4,136             1,718
                                                                         ----------------- -----------------
         Total other assets                                                     267,077           277,156
                                                                         ----------------- -----------------

         Total assets                                                  $        630,014           545,302
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



                                       3                             (Continued)

                                                       GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                               CONSOLIDATED BALANCE SHEETS
                                                                       (Continued)

                                                                                      (Unaudited)
                                                                                     September 30,      December 31,
                       LIABILITIES AND STOCKHOLDERS' EQUITY                              1998               1997
          --------------------------------------------------------------------     ----------------- -----------------
                                                                                          (Amounts in thousands)
             Current liabilities:
                Current maturities of long-term debt (note 3)                    $          1,744           1,634
                Current maturities of obligations under capital leases                        411             198
                Accounts payable                                                           26,238          26,015
                Accrued interest                                                            4,016           7,649
                Accrued payroll and payroll related obligations                             5,687           4,344
                Accrued liabilities                                                         5,154           5,397
                Subscriber deposits and deferred revenues                                   4,868           3,898
                Accrued income taxes                                                          ---             111
                                                                                   ----------------- -----------------
                   Total current liabilities                                               48,118          49,246

             Long-term debt, excluding current maturities (note 3)                        337,332         248,450
             Obligations under capital leases, including related party
                obligations, excluding current maturities                                   1,361             990
             Deferred income taxes, net of deferred income tax benefit                     40,905          38,904
             Other liabilities                                                              3,327           3,273
                                                                                   ----------------- -----------------
                   Total liabilities                                                      431,043         340,863
                                                                                   ----------------- -----------------

             Stockholders' equity:
             Common stock (no par):
                Class A. Authorized  100,000,000 shares;  issued and outstanding
                   45,648,021  and  45,279,045  shares at September 30, 1998 and
                   December 31, 1997, respectively                                        170,911         170,322
                Class B. Authorized  10,000,000  shares;  issued and outstanding
                   4,062,460  and  4,062,892  shares at  September  30, 1998 and
                   December   31,   1997,   respectively;   convertible   on   a
                   share-per-share basis into Class A common stock                          3,432           3,432
                Less cost of 347,958 and 202,768  Class A common  shares held in treasury at September 30, 1998 and December 31, 1997,
                   respectively                                                           (1,607)         (1,039)
             Paid-in capital                                                                4,694           4,425
             Retained earnings                                                             21,541          27,299
                                                                                   ----------------- -----------------
                   Total stockholders' equity                                             198,971         204,439
                                                                                   ----------------- -----------------
             Commitments and contingencies (note 4)
                   Total liabilities and stockholders' equity                    $        630,014         545,302
                                                                                   ================= =================

See accompanying notes to interim condensed consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Unaudited)                         (Unaudited)
                                                          Three Months Ended                  Nine Months Ended
                                                            September 30,                       September 30,
                                                         1998           1997                1998              1997
                                                     -------------- ---------------    ---------------- -----------------
                                                              (Amounts in thousands, except per share amounts)
Revenues:
   Telecommunication services                      $       48,282          44,662             141,133           126,018
   Cable services                                          14,484          13,294              42,726            41,005
                                                     -------------- ---------------    ---------------- -----------------
     Total revenues                                        62,766          57,956             183,859           167,023

Cost of sales and services                                 29,690          28,868              86,360            85,814
Selling, general and administrative                        23,004          19,535              66,881            53,850
Depreciation and amortization                               8,342           5,767              25,004            17,495
                                                     -------------- ---------------    ---------------- -----------------

     Operating income                                       1,730           3,786               5,614             9,864

Interest expense, net                                       4,987           4,588              14,698            12,765
                                                     -------------- ---------------    ---------------- -----------------

     Net loss before income taxes and
       extraordinary item                                 (3,257)           (802)             (9,084)           (2,901)


Income tax benefit                                        (1,181)           (307)             (3,326)           (1,049)
                                                     -------------- ---------------    ---------------- -----------------

     Net loss before extraordinary loss on
       early extinguishment of debt                       (2,076)           (495)             (5,758)           (1,852)

Loss on early extinguishment of debt, net
       of income tax benefit of $268                          ---             433                 ---               433
                                                     -------------- ---------------    ---------------- -----------------

     Net loss                                      $      (2,076)           (928)             (5,758)           (2,285)
                                                     ============== ===============    ================ =================

Basic loss per common share:
   Net loss before extraordinary loss              $        (.04)           (.01)               (.12)             (.04)
   Extraordinary loss                                         ---           (.01)                 ---             (.01)
                                                     ============== ===============    ================ =================
     Net loss                                      $        (.04)           (.02)               (.12)             (.05)
                                                     ============== ===============    ================ =================

Diluted loss per common share:
   Net loss before extraordinary loss              $        (.04)           (.01)               (.12)             (.04)
   Extraordinary loss                                         ---           (.01)                 ---             (.01)
                                                     ============== ===============    ================ =================
     Net loss                                      $        (.04)           (.02)               (.12)             (.05)
                                                     ============== ===============    ================ =================

See accompanying notes to interim condensed consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                                    Class A
                                                     Shares of Common        Class A      Class B   Shares
(Unaudited)                                               Stock              Common       Common    Held in     Paid-in    Retained
(Amounts in thousands)                               Class A   Class B       Stock        Stock     Treasury    Capital    Earnings
                                                   --------------------------------------------------------------------------------
Balances at December 31, 1996                          36,587     4,074    $ 113,421      3,432     (1,010)      4,229      29,482
Net loss                                                  ---       ---          ---        ---         ---        ---     (2,285)
Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting purposes            ---       ---          ---        ---         ---        198         ---
Class B shares converted to Class A                        10      (10)          ---        ---         ---        ---         ---
Shares issued in public offering                        7,000       ---       46,734        ---         ---        ---         ---
Shares issued upon conversion of convertible note       1,538       ---        9,983        ---         ---        ---         ---
Shares purchased and held in Treasury                     ---       ---          ---        ---        (29)        ---         ---
Shares issued under stock option plan                     142       ---          188        ---         ---        ---         ---
Shares issued and issuable under officer stock
   option agreements                                      ---       ---          ---        ---         ---         51         ---
                                                   --------------------------------------------------------------------------------
Balances at September 30, 1997                         45,277     4,064    $ 170,326      3,432     (1,039)      4,478      27,197
                                                   ================================================================================

Balances at December 31, 1997                          45,279     4,063    $ 170,322      3,432     (1,039)      4,425      27,299
Net loss                                                  ---       ---          ---        ---         ---        ---     (5,758)
Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting purposes            ---       ---          ---        ---         ---         30         ---
Class B shares converted to Class A                         1       (1)          ---        ---         ---        ---         ---
Shares purchased and held in Treasury                     ---       ---          ---        ---       (568)        ---         ---
Shares issued under stock option plan                     314       ---          827        ---         ---        239         ---
Notes issued upon stock option exercise                   ---       ---        (637)        ---         ---        ---         ---
Shares sold to Employee Stock Purchase Plan                54       ---          414        ---         ---        ---         ---
Stock offering issuance costs                             ---       ---         (15)        ---         ---        ---         ---
                                                   --------------------------------------------------------------------------------
Balances at September 30, 1998                         45,648     4,062    $ 170,911      3,432     (1,607)      4,694      21,541
                                                   ================================================================================

See accompanying notes to consolidated financial statements.

                                           GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              (Unaudited)
                                                                                            Nine Months Ended
                                                                                             September 30,
                                                                                         1998           1997
                                                                                     -------------- ------------
                                                                                      (Amounts in thousands)
        Cash flows from operating activities:
             Net loss                                                             $       (5,758)      (2,285)
             Adjustments to reconcile net loss to net cash provided by
               operating activities:
                 Depreciation and amortization                                             25,004       17,495
                 Deferred income tax expense                                                 (10)        3,956
                 Deferred compensation and compensatory stock options                         290           44
                 Bad debt expense, net of write-offs                                         (70)          312
                 Other noncash income and expense items                                       127          ---
                 Loss on early extinguishment of debt                                         ---          701
                 Change in operating assets and liabilities (note 2)                      (8,253)      (4,930)
                                                                                     -------------- ------------
              Net cash provided by operating activities                                    11,330       15,293
                                                                                     -------------- ------------

        Cash flows from investing activities:
                 Purchases of property and equipment, including
                   construction period interest                                         (130,167)     (40,699)
                 Restricted cash investment                                                39,406     (40,253)
                 Payment of undersea fiber optic cable deposit                                ---      (8,247)
                 Purchases of other assets                                                (2,991)        (935)
                 Notes receivable issued                                                    (939)        (596)
                 Payments received on notes receivable                                      1,095            7
                                                                                     -------------- ------------
              Net cash used in investing activities                                      (93,596)     (90,723)
                                                                                     -------------- ------------

        Cash flows from financing activities:
                 Long-term borrowings - Senior Notes                                          ---      180,000
                 Long-term borrowings - bank debt and leases                               89,219       80,700
                 Repayments of long-term borrowings and capital lease
                   obligations                                                              (494)    (229,932)
                 Proceeds from equity offering                                                ---       50,750
                 Stock offering issuance costs                                               (15)      (4,016)
                 Payment of debt issuance costs (note 3)                                  (1,615)      (9,268)
                 Proceeds from common stock issuance                                          190          188
                 Purchase of treasury stock                                                 (568)         (29)
                                                                                     -------------- ------------
              Net cash provided by financing activities                                    86,717       68,393
                                                                                     -------------- ------------

              Net (increase) decrease in cash and cash equivalents                          4,451      (7,037)

              Cash and cash equivalents at beginning of period                              3,048       13,349
                                                                                     -------------- ------------

              Cash and cash equivalents at end of period                          $         7,499        6,312
                                                                                     ============== ============

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

           Cable television services are provided through GCI Cable, Inc. and its wholly owned subsidiaries GCI Cable/Fairbanks, Inc., and GCI Cable/Juneau, Inc. (collectively "GCI Cable" or "Cable Companies"). GCI Cable, Inc. and its subsidiaries are Alaska corporations and were incorporated in 1996. GCI Cable, Inc. is a wholly owned subsidiary of Holdings.

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

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


           (b)  Net Loss Per Common Share

           Shares used to  calculate  net loss per common  share  consist of the following (amounts in thousands):
                                                                     Three Months Ended         Nine Months Ended
                                                                        September 30,             September 30,
                                                                        1998       1997          1998        1997
                                                                    ----------- ----------    ----------- ----------
                 Weighted average common shares outstanding              49,056     48,096         49,050    44,933
                                                                    =========== ==========    =========== =========

           Common equivalent shares outstanding of 1,167,000 and 894,000 are anti-dilutive September 30, 1998 and 1997 and are not included in the diluted net loss per share calculation.

           (c) Reclassifications

           Reclassifications have been made to the 1997 financial statements to make them comparable with the 1998 presentation.

           (d)  Other

           The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements include the consolidated accounts of General Communication, Inc. and its wholly owned subsidiaries (collectively, the "Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.



                                       9                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


(2)        Consolidated Statements of Cash Flows Supplemental Disclosures

           Changes in operating assets and liabilities consist of:
                Nine-month periods ended September 30,                                1998              1997
                --------------------------------------
                                                                              ------------------ ----------------
                                                                                    (Amounts in thousands)
                 Increase in receivables                                    $           (6,803)          (6,583)
                 Increase in prepaid and other current assets                             (294)            (829)
                 Increase in inventory                                                    (233)          (1,624)
                 Increase in accounts payable                                               223            1,165
                 Decrease in accrued liabilities                                            171            1,926
                 Increase (decrease) in accrued payroll and payroll
                     related obligations                                                  1,343             (61)
                 Increase (decrease) in accrued interest                                (3,633)              648
                 Increase in deferred revenues                                              970              428
                 Increase in other liabilities                                                3              ---
                                                                              ------------------ ----------------
                                                                            $           (8,253)          (4,930)
                                                                              ================== ================

           The holders of $10 million of convertible subordinated notes exercised their conversion rights in January 1997 resulting in the exchange of such notes for 1,538,457 shares of the Company's Class A common stock.

           The Company received income tax refunds of $3,750,000 and $180,000 during the nine-month periods ended September 30, 1998 and 1997, respectively. No income taxes were paid during the nine-month periods ended September 30, 1998 and 1997.

           Interest  paid  totaled   $24,058,000  and  $15,423,000   during  the
           nine-month periods ended September 30, 1998 and 1997, respectively.

           During the nine-month period ended September 30, 1998 the Company funded the employer matching portion of the Employee Stock Purchase Plan by issuing GCI Class A Common Stock. valued at $414,000.



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

           The Fiber Facility contains, among others, covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs, interest and principal installments. Additional covenants pertain to the timely completion of certain project construction milestones. The Fiber Facility also contains a guarantee that requires, among other terms and conditions, Alaska United complete the project by the completion date and pay any non-budgeted costs of the project. Alaska United was in compliance with all covenants during the period commencing January 1998 (date of the Fiber Facility) through September 30, 1998.

           All of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska United, collateralize the Fiber Facility.

           The Company was in compliance with all covenants of its senior notes and senior credit facility through September 30, 1998.

  (4)      Commitments and Contingencies

           Deferred Compensation Plan

           During 1995, the Company adopted a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. The Company may, at its discretion, contribute matching deferrals equal to the rate of matching selected by the Company. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon


                                       11                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


           termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of the Company with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled $0 and $89,000 during the nine-month periods ended September 30, 1998 and 1997, respectively.

           Satellite Transponders

           The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The launch of the satellite in August 1998 failed. The Company did not assume launch risk and the launch has been rescheduled for the fourth quarter of 1999. The Company will continue to lease transponder capacity until the delivery of the transponders on the replacement satellite. The balance payable upon expected delivery of the transponders during the fourth quarter of 1999 in addition to the $9.1 million deposit previously paid totals approximately $43.5 million.

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

           In order for the State of Alaska to exercise rate regulation authority over the Company's basic service rates, 25% of a systems' subscribers must request such regulation by filing a


                                       12                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


           petition with the APUC. At September 30, 1998, the State of Alaska has rate regulation authority over the Juneau system's basic service rates. (The Juneau system serves approximately 8.4% of the Company's total basic service subscribers at September 30, 1998.) Juneau's current rates have been approved by the APUC and there are no other pending filings with the APUC, therefore, there is no refund liability for basic service at this time.

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

           Undersea Fiber Optic Cable Contract Commitment

           The Company  signed a contract in July 1997 for  construction  of the undersea portion of a $125 million fiber optic cable system connecting the cities of Anchorage, Juneau, and Seattle via a subsea route. Subsea and terrestrial connections will extend the fiber optic cable to Fairbanks via Whittier and Valdez. Subsea construction efforts began in September 1998 with commercial services expected to commence in January or February 1999. Pursuant to the contract, the Company made progress payments of $9.1 million during the year ended December 31, 1997 and $75.9 million during the nine-month period ended September 30, 1998. The Company will pay the remaining balance in installments through January 1999 based on completion of certain key milestones. Approximately $39.4 million of proceeds from the senior notes offering, net of the $9.1 million paid in 1997, were contributed to Alaska United. The use of such proceeds was restricted to funding the construction and deployment of the fiber optic cable system and was reported as Restricted Cash in the accompanying Interim Condensed Consolidated Financial Statements at December 31, 1997. In January 1998, the Company secured up to $75 million in bank financing to fund the expected remaining cost of construction and deployment (see note 3), of which $54.2 million has been borrowed at September 30, 1998.


                                       13                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


            Fiber Capacity Exchange

            The Company and Kanas Telecom, Inc. ("Kanas") signed a contract November 21, 1997 that provides for an exchange of fiber optic cable capacity between Anchorage and Fairbanks via Valdez. The Company and Kanas will trade unused fiber capacity connecting Fairbanks, Valdez, Whittier and Anchorage. Each company will provide their own electronic equipment to place their fiber into service. The Company will provide Kanas with unused fiber capacity from Valdez to Anchorage. Kanas will provide the Company with unused fiber capacity between Valdez and Fairbanks.

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

                      Factors Affecting Future Performance
                         AND FORWARD LOOKING STATEMENTS

        Certain  statements  in this  quarterly  report on Form 10-Q  constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996 ("Securities Reform Act"). These statements may be preceded by, followed by, or include the words "believes," "expects," "anticipates," or similar expressions. For those statements, the Company claims protection of the safe-harbor for forward-looking statements contained in the Securities Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance and achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such statements. The reader is cautioned that important factors, such as the following risks, uncertainties, and other factors, in addition to those contained elsewhere in this document, could affect future results of the Company, its long-distance telecommunication services, local access services, and cable services and could cause those results to differ materially from those expressed in the forward-looking statements:

           - Material adverse changes in the economic conditions in the markets served by the Company
           - Regulatory and competitive environment of the business segments in which the Company operates
           - Uncertainties inherent in new business strategies, new product launches and development plans, including local access services, Internet services, PCS services, digital video services, cable modem services, and transmission services
           - Rapid technological changes
           - Development and financing of telecommunication, local access, PCS, and cable networks and services
           - Future financial performance, including availability, terms and deployment of capital
           - Availability of qualified personnel
           - Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, the Alaska Public Utilities Commission, and adverse outcomes from regulatory proceedings
           - Competitor responses to the Company's products and services and overall market acceptance of such products and services
           - The Company's responses to competitive products, services and pricing
           - The cost of the Company's year 2000 compliance efforts



                                       15                            (Continued)

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


                                    OVERVIEW

      Long distance telecommunications services. The Company has historically reported revenues principally from the provision of interstate and intrastate long distance telecommunications services to residential, commercial and governmental customers and to other common carriers (principally MCI Telecommunications, Inc., now MCI WorldCom ("MCI") and Sprint Corporation ("Sprint")). These services accounted for approximately 90.7% of the Company's telecommunications services revenues during the third quarter of 1998. The balance of telecommunications services revenues have been attributable to corporate network management contracts, telecommunications equipment sales and service, Internet services and other miscellaneous revenues (including revenues from prepaid and debit calling cards, the installation and leasing of customers' very small aperture terminal ("VSAT") equipment and fees charged to MCI and Sprint for certain billing services). Factors that have the greatest impact on year-to-year changes in long distance telecommunication services revenues include the rate per minute charged to customers and usage volumes, usually expressed as minutes of use. These factors in turn depend in part upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, in particular oil production, as well as tourism, fisheries, government and United States military spending.

      The Company's long distance telecommunications cost of sales and services has consisted principally of the direct costs of providing services, including local access charges paid to local exchange carriers ("LECs") for the origination and termination of long distance calls in Alaska, fees paid to other long distance carriers to carry calls that terminate in areas not served by the Company's network (principally the lower 49 states, most of which calls are carried over MCI's network, and international locations, which calls are carried principally over Sprint's network), and the cost of equipment sold to the Company's customers. During the third quarter of 1998, local access charges accounted for 41.3% of telecommunications cost of sales and services, fees paid to other long distance carriers represented 33.4%, satellite transponder lease and undersea fiber maintenance costs represented 9.2%, enterprise services and outsourcing costs represented 6.4%, cellular costs accounted for 3.6%, telecommunications equipment costs accounted for 3.6%, and Internet and other costs accounted for the remaining 2.5% of telecommunications cost of sales and services.

      The Company's long distance telecommunications selling, general, and administrative expenses have consisted of operating and engineering, customer service, sales and communications, management information systems, general and administrative, and legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities, insurance and property taxes). A significant portion of long


                                      16                            (Continued)
distance telecommunications selling, general, and administrative expenses, 25.4% during the third quarter of 1998, represents the cost of the Company's advertising, promotion and market analysis programs.

      Long distance telecommunications services face significant competition from AT&T Alascom, Inc., long-distance resellers, and from local telephone companies that have entered the long-distance market. The number of active long-distance customers billed by the Company has decreased approximately 4.5% during the third quarter of 1998, has decreased approximately 6.7% during the first three quarters of 1998, and has decreased approximately 8.3% from September 30, 1997. Gains in the number of commercial and small business customers billed were more than offset by a reduction in the number of residential customers billed. Increased usage volumes and traffic carried for other common carriers have generally offset usage reductions attributed to the decrease in the number of active residential customers billed. The Company believes its approach to developing, pricing, and providing long-distance telecommunication services will continue to allow it to be competitive in providing those services.

      Cable services. During the third quarter of 1998, cable revenues represented 23.1% of consolidated revenues. The cable systems serve 26 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

      The Company  generates cable services revenues from three primary sources:
(1) programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; and (3) advertising sales. During the third quarter of 1998 programming services generated 85.3% of total cable services revenues, equipment rental and installation fees accounted for 7.8% of such revenues, and advertising sales and other services accounted for the remaining 6.9% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services, and the average number of subscribers during a given reporting period.

      The cable systems' cost of sales and selling, general and administrative expenses have consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising, rental expense, and property taxes. During the third quarter of 1998 programming and copyright expenses represented approximately 40.0% of total cable cost of sales and selling, general and administrative expenses. Marketing and advertising costs represented approximately 9.6% of such total expenses.

      Cable services face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment. The Company believes its cable television services will continue to be competitive based on providing, at reasonable prices, a greater variety of programming and other communication services than are available off-air or through other alternative delivery sources and upon superior technical performance and customer service.

      Local access services. The Company began offering local exchange services in Anchorage during late September 1997 and provided service to approximately 26,700 lines at September 30, 1998. Approximately 2,500 additional lines were sold and awaiting connection at September 30,


                                       17                            (Continued)

1998. Local exchange services revenues totaled $2.7 million during the third quarter of 1998 representing 4.4% of total third quarter 1998 revenues.

      During the third quarter of 1998 operating and engineering expenses represented approximately 10.7% of total local access services cost of sales and selling, general and administrative expenses. Marketing and advertising costs represented approximately 7.8% of such total expenses, and customer service, and general and administrative costs represented approximately 81.5% of such total expenses.

      The Company expects that its local exchange services will continue to generate operating losses during 1998 and a portion of 1999. Factors that have the greatest impact on year-to-year changes in local access services revenues include the rates charged to customers and the number of customers served.

      The Company's local access services face significant competition from the Anchorage Telephone Utility ("ATU") and AT&T Alascom, Inc. The Company believes its approach to developing, pricing, and providing local access telecommunication services will continue to allow it to be competitive in providing those services.

      In October 1998 the Municipality of Anchorage approved Alaska Communications Systems, Inc.'s ("ACS") offer to acquire the operations of ATU. ACS is an entity formed by Fox Paine & Company, LLC ("Fox Paine") and a management team led by former executives of Pacific Telecom, Inc. ("PTI"). The sale of ATU was approved by the citizens of the Municipality in April 1998. Consummation of the transaction is subject to regulatory approval and other conditions.

      Century Telephone Enterprises, Inc. ("CenturyTel") reported in August 1998 that it entered into a definitive agreement to sell the stock of its Alaska operations to ALEC Acquisition Corporation ("ALEC"). ALEC is led by former executives of PTI and Fox Paine. It is anticipated that the transaction will close in first quarter 1999, subject to regulatory approvals and customary closing conditions. CenturyTel acquired the Alaska properties as part of the PTI acquisition completed in December 1997.

      Management of the Company does not believe the sale of ATU or the CenturyTel properties will have a material adverse effect on the Company's financial position or results of operations.

      Internet services. The Company's statewide SchoolAccess services (Internet access and related products and services for Alaska schools) commenced January 1998. Internet SchoolAccess revenues totaled $613,000 during the third quarter of 1998 representing 1.0% of total revenues. The Company began offering retail Internet services in April 1998. Factors that have the greatest impact on year-to-year changes in Internet services revenues include the rates charged to customers and the number of customers served.

      The Company competes with several Internet service providers in its markets. The Company believes its approach to developing, pricing, and providing Internet services will continue to allow it to be competitive in providing those services.



                                       18                            (Continued)

      PCS services. The Company began developing plans for PCS wireless communications service deployment in 1995 and subsequently conducted a technical trial of its candidate technology. The Company has invested approximately $2.1 million in its PCS license at September 30, 1998. PCS licensees are required to offer service to at least one-third of their market population within five years or risk losing their licenses. Service must be extended to two-thirds of the population within 10 years. The Company is currently reevaluating its wireless strategy and expects to complete such reevaluation within the next six months. The Company expects that its wirless strategy will allow retention of the PCS license pursuant to its terms.

      Other expenses and net loss. Depreciation and amortization and interest expense on a consolidated basis is expected to be higher in 1998 as compared to 1997 resulting primarily from additional depreciation on 1997 and 1998 capital expenditures and additional outstanding long-term debt. As a result, the Company expects that it will continue to record net losses in 1998 and into 1999.

                              RESULTS OF OPERATIONS

      The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated and the percentage changes in such data as compared to the corresponding prior year period:

(Underlying data rounded to the nearest thousands)
                                                                                               Percentage Change
                                                                                          Nine Months     Three Months
                                        Nine Months Ended      Three Months Ended           1998 vs.        1998 vs.
                                          September 30,           September 30,           Nine Months     Three Months
(Unaudited)                              1997        1998        1997        1998             1997            1997
                                         ----        ----        ----        ----             ----            ----
Statement of Operations Data:
Revenues
     Telecommunications services        75.3%       73.6%       76.6%       72.5%             7.6%           2.5%
     Cable services                     24.6%       23.2%       22.9%       23.1%             4.2%           9.0%
     Local access services               0.1%        3.2%        0.5%        4.4%         2,176.9%         976.1%
----------------------------------------------------------------------------------------------------------------------
Total revenues                         100.0%      100.0%      100.0%      100.0%            10.1%           8.3%
     Cost of sales and services         51.4%       47.0%       49.8%       47.3%             0.6%           2.8%
     Selling, general and
     administrative expenses            32.2%       36.4%       33.7%       36.7%            24.2%          17.8%
     Depreciation and amortization      10.5%       13.6%       10.0%       13.3%            42.9%          44.7%
----------------------------------------------------------------------------------------------------------------------
Operating income                         5.9%        3.0%        6.5%        2.7%          (43.1)%        (54.3)%
Net loss before income taxes           (1.7)%      (4.9)%      (1.4)%      (5.2)%           213.1%         306.1%
Net loss                               (1.4)%      (3.8)%      (1.6)%      (5.2)%           203.7%         251.0%



                                       19                            (Continued)

                                        Nine Months Ended      Three Months Ended           1998 vs.        1998 vs.
                                          September 30,           September 30,           Nine Months     Three Months
(Unaudited)                              1997        1998        1997        1998             1997            1997
                                         ----        ----        ----        ----             ----            ----
Other Operating Data:
Cable operating income (1)              26.3%       12.9%       19.5%       13.0%          (48.8)%        (27.4)%
Local operating loss (2)             (640.4)%    (148.9)%    (165.1)%    (105.5)%           429.3%         587.9%

--------------------------
(1) Computed as a percentage of total cable services  revenues.
(2) Computed as a percentage of total local access services revenues.

THREE MONTHS ENDED SEPTEMBER 30, 1998 ("1998") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997 ("1997")

      REVENUES. Total revenues increased 8.3% from $58.0 million in 1997 to $62.8 million in 1998. Long distance transmission revenues from commercial, residential, governmental, and other common carrier customers remained constant at $41.3 million in 1998 as compared to 1997. Interstate minutes of use increased 3.9% to 166.6 million minutes in 1998 while intrastate minutes of use increased 2.6% to 35.7 million minutes in 1998. The Company's average rate per minute on long distance traffic decreased 7.8% from $0.180 per minute in 1997 to $0.166 per minute in 1998. The rate per minute decrease offset increased interstate minutes of usage resulting in constant long distance transmission revenues in 1998 as compared to 1997. Revenues derived from the Company's new Internet service offerings totaled $1.1 million in 1998 as compared to $29,000 in 1997.

      Cable revenues increased 9.0% from $13.3 million in 1997 to $14.5 million in 1998. The number of homes passed by the cable systems and basic subscribers increased approximately 7,140 and 4,130, respectively, at September 30, 1998 as compared to September 30, 1997. Increases attributable to subscriber growth and rate increases offset pay-per-view and premium service revenue decreases.

      The Company began offering competitive local access services in Anchorage in September 1997, with 1998 revenues totaling $2.7 million as compared to $255,000 in 1997.

      COST OF SALES AND SERVICES. Cost of sales and services totaled $28.9 million in 1997 and $29.7 million in 1998. As a percentage of total revenues, cost of sales and services decreased from 49.8% in 1997 to 47.3% in 1998. The decrease in cost of sales and services as a percentage of revenues is primarily attributed to: 1) reductions in access charges paid by the Company to other carriers for distribution of its traffic, 2) avoidance of access charges resulting from the Company's distribution and termination of its traffic on its own network instead of paying other carriers to distribute and terminate its traffic, and 3) changes in the Company's product mix.

      SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES.   Selling,  general  and
administrative expenses increased 17.9% from $19.5 million in 1997 to $23.0 million in 1998, and,


                                       20                            (Continued)
as a percentage of total revenues, increased from 33.7% in 1997 to 36.7% in 1998. This increase resulted primarily from operating, engineering, sales, customer service and administrative costs totaling $627,000 in 1997 as compared to $3.4 million in 1998 associated with the Company's local access services segment which initiated service in September 1997. The third quarter increase was necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate expected growth in the Company's local access services customer base.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 43.1% from $5.8 million in 1997 to $8.3 million in 1998. The increase is attributable to the Company's $64.6 million investment in facilities during 1997 for which a full year of depreciation will be recorded during 1998 and the 1998 facilities investment of $130.2 million through September 30.

      INTEREST EXPENSE, NET. Interest expense, net of interest income, increased 8.7% from $4.6 million in 1997 to $5.0 million in 1998. This increase resulted from increases in the Company's average outstanding indebtedness resulting primarily from the purchase and construction of new long distance and local telecommunication equipment and facilities and expansion and upgrades of cable television facilities.

      INCOME TAX BENEFIT. Income tax benefit increased from $307,000 in 1997 to $1.2 million in 1998 due to an increase in the net loss before income taxes in 1998 as compared to 1997. The Company's effective income tax rate decreased from 38.3% in 1997 to 36.3% in 1998 due to the increased net loss and the proportional amount of items that are nondeductible for income tax purposes.

NINE MONTHS ENDED SEPTEMBER 30, 1998 ("1998") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997 ("1997")

      REVENUES. Total revenues increased 10.1% from $167.0 million in 1997 to $183.9 million in 1998. Long distance transmission revenues from commercial, residential, governmental, and other common carrier customers increased 5.0% from $116.9 million in 1997 to $122.8 million in 1998. This increase reflected a 7.2% increase in interstate minutes of use to 496.4 million minutes and a 2.4% increase in intrastate minutes of use to 103.6 million minutes. Long distance revenue growth in 1998 was largely due to a 12.0% increase in revenues from other common carriers (principally MCI and Sprint) and private line services, from $55.2 million in 1997 to $61.8 million in 1998. The Company's average rate per minute on long distance traffic decreased 4.5% from $0.177 per minute in 1997 to $0.169 per minute in 1998 primarily due to the introduction of additional discounted residential, commercial and international calling plans. Revenues derived from the Company's new Internet service offerings totaled $3.0 million in 1998 as compared to $88,000 in 1997. Local access services revenues totaled $5.8 million in 1998 as compared to $255,000 in 1997. Product sales and network services revenues increased 15.6% from $7.7 million in 1997 to $8.9 million in 1998, primarily due to increased network services revenues and SchoolAccess revenues in 1998 as compared to 1997.



                                       21                            (Continued)

      Cable revenues increased 4.1% from $41.0 million in 1997 to $42.7 million in 1998. The number of homes passed by the cable systems and basic subscribers increased approximately 7,140 and 4,130, respectively, at September 30, 1998 as compared to September 30, 1997. Increases attributable to subscriber growth and rate increases offset pay-per-view and premium service revenue decreases.

      COST OF SALES AND SERVICES. Cost of sales and services totaled $85.8 million in 1997 and $86.4 million in 1998. As a percentage of total revenues, cost of sales and services decreased from 51.4% in 1997 to 47.0% in 1998. The decrease in cost of sales and services as a percentage of revenues is primarily attributed to: 1) a refund received in the first quarter of 1998 totaling approximately $1.1 million from a local exchange carrier in respect of its earnings that exceeded regulatory requirements, 2) reductions in access charges paid by the Company to other carriers for distribution of its traffic, 3) avoidance of access charges resulting from the Company's distribution and termination of its traffic on its own network instead of paying other carriers to distribute and terminate its traffic, and 4) changes in the Company's product mix.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 24.1% from $53.9 million in 1997 to $66.9 million in 1998, and, as a percentage of revenues, increased from 32.3% in 1997 to 36.4% in 1998. This increase resulted from:

             - Operating, engineering, sales, customer service and administrative costs totaling $1.8 million in 1997 as compared to $8.8 million in 1998 associated with the Company's local access services segment which initiated service in September 1997.

             - Increased telecommunication segment operations, engineering, general and administrative expenses totaling $30.3 million in 1998 as compared to $27.6 million in 1997 due to increased personnel and other costs in customer service, engineering, operations, accounting, human resources, legal and regulatory, and management information services. Cost increases were associated with the development, introduction, or planned introduction, and support of new products and services including rural message and data telephone services, PCS services, digital video services, cable modem services, and Internet services. Increased customer service expenses were associated with support of increased sales volumes and expenditures necessary for continuing integration of customer service operations across product lines.

             - Increased telecommunication segment sales, advertising and telemarketing costs totaling $10.4 million in 1997 compared to $12.8 million in 1998. Increased selling costs were associated with the introduction of various marketing plans and other proprietary rate plans and cross promotion of products and services.

             - Increased cable segment selling, general and administrative costs totaling $14.0 million in 1997 compared to $15.0 million in 1998, primarily due to increased sales, advertising and telemarketing costs.



                                       22                            (Continued)

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 42.9% from $17.5 million in 1997 to $25.0 million in 1998. The increase is attributable to the Company's $64.6 million investment in facilities during 1997 for which a full year of depreciation will be recorded during 1998 and the 1998 facilities investment of $130.2 million through September 30.

      INTEREST EXPENSE, NET. Interest expense, net of interest income, increased 14.8% from $12.8 million in 1997 to $14.7 million in 1998. This increase resulted from increases in the Company's average outstanding indebtedness resulting primarily from the purchase and construction of new long distance and local telecommunication equipment and facilities and expansion and upgrades of cable television facilities.

      INCOME TAX BENEFIT. Income tax benefit increased from $1.0 million in 1997 to $3.3 million in 1998 due to an increase in the net loss before income taxes in 1998 as compared to 1997. The Company's effective income tax rate increased from 36.2% in 1997 to 36.6% in 1998 due to the increased net loss and the proportional amount of items that are nondeductible for income tax purposes.

      As a result of its acquisition of the Cable Companies, the Company has available net operating loss carryforwards for income tax purposes totaling $37.6 million at September 30, 1998 which begin to expire in 2004 if not utilized. The Company's utilization of these carryforwards is subject to certain limitations pursuant to section 382 of the Internal Revenue Code.

      The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. The Company estimates that its effective income tax rate for financial statement purposes will be approximately 37% in 1998. The Company expects that its operations will generate net income before income taxes during the carryforward periods to allow utilization of loss carryforwards for which no allowance has been established.

                 FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

      The following chart provides selected unaudited statement of operations data from the Company's quarterly results of operations during 1997 and 1998:

                                                 First          Second         Third          Fourth           Total
(Unaudited)                                     Quarter        Quarter        Quarter         Quarter           Year
                                          ------------------------------------------------------------------------------
                 1997                                   (Dollars in thousands, except per share amounts)
                 ----
Revenues
  Telecommunications
    Services                            $          39,225          42,131         44,407          42,271        168,034
  Cable services                                   13,656          14,055         13,294          14,160         55,165
  Local access services                               ---             ---            255             355            610
                                          ------------------------------------------------------------------------------
Total revenues                                     52,881          56,186         57,956          56,786        223,809
Operating income                                    3,292           2,786          3,786           5,518         15,382


                                       23                            (Continued)

                                                 First          Second         Third          Fourth           Total
(Unaudited)                                     Quarter        Quarter        Quarter         Quarter           Year
                                          ------------------------------------------------------------------------------
                 1997                                   (Dollars in thousands, except per share amounts)
                 ----
  Extraordinary item, net of income
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
                                          ==============================================================================

                                                 First          Second         Third          Fourth           Total
(Unaudited)                                     Quarter        Quarter        Quarter         Quarter           Year
                                          ------------------------------------------------------------------------------
                 1998                                   (Dollars in thousands, except per share amounts)
                 ----
Revenues
  Telecommunications
    services                            $          42,937          46,852         45,538                        135,327
  Cable services                                   14,201          14,041         14,484                         42,726
  Local access services                             1,014           2,048          2,744                          5,806
                                          ------------------------------------------------------------------------------
Total revenues                                     58,152          62,941         62,766                        183,859
Operating income                                    2,437           1,447          1,730                          5,614
Net loss                                $         (1,616)         (2,066)        (2,076)                        (5,758)
                                          ==============================================================================
Basic net loss per share                $          (0.03)          (0.04)         (0.04)                         (0.12)
                                          ==============================================================================
Diluted net loss per share              $          (0.03)          (0.04)         (0.04)                         (0.12)
                                          ==============================================================================

      Total revenues for the quarter ended September 30, 1998 were $62.8 million, representing a 0.2% decrease from total revenues in the second quarter of 1998 of $62.9 million. This decrease in total revenues resulted from the following:

             - A 3.0% decrease in telecommunications services revenues to $45.5 million in the third quarter of 1998 from $46.9 million during the second quarter of 1998. This decrease is attributable to 1) a reduction in the average rate per minute billed by the company during the third quarter of 1998 of approximately $0.003 as compared to the second quarter of 1998 (a 1.8% decrease), 2) reduced SchoolAccess revenues as expected during the summer months while public schools are not in session, and 3) reduced product sales and network services revenues. Decreases were offset in part by an increase in minutes of traffic carried during the third quarter of 1998 of approximately 3.9 million minutes as compared to the second quarter of 1998 (a 1.9% increase).

             - An increase in local access services revenues totaling $696,000 in the third quarter of 1998 as compared to the second quarter of 1998 (a 34.0% increase).

             - An increase in cable services revenues totaling $443,000 in the third quarter of 1998 as compared to the second quarter of 1998 (a 3.2% increase).

      Cost of sales and services for the quarter ended September 30, 1998 totaled $29.7 million, representing a 1.0% increase from total cost of sales and services in the second quarter of 1998 of


                                       24                            (Continued)

$29.4 million. Increased cost of sales resulted primarily from a change in the Company's product mix.

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

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's first three quarters of 1998 ("1998") cash provided by operating activities totaled $11.3 million, net of changes in the components of working capital. Sources of cash during 1998 included long-term borrowings of $89.2 million, payments received on notes receivable


                                       25                            (Continued)
totaling $1.1 million, and class A common stock sales proceeds totaling $190,000. The Company's expenditures for property and equipment, including construction in progress, totaled $40.7 million and $130.2 million for the nine-month periods ended September 30, 1997 and 1998, respectively. Uses of cash during 1998 included repayment of $494,000 of long-term borrowings and capital lease obligations, payment of deferred debt issuance costs totaling $1.6 million, an increase in other assets of $3.0 million, and purchases of treasury stock to fund deferred compensation agreements totaling $568,000.

      Net receivables increased $6.8 million from December 31, 1997 to September 30, 1998 resulting from increased revenues in 1998 as compared to 1997 and an increase in refundable income taxes in 1998.

      Accrued interest decreased $3.6 million from December 31, 1997 to September 30, 1998 resulting from payment of Senior Note accrued interest in January 1998 totaling $8.8 million, offset by interest accrued on additional indebtedness outstanding during 1998 as compared to December 31, 1997.

      Working capital at September 30, 1998 totaled $9.5 million, a $14.5 million increase from the working capital deficit of $5.0 million at December 31, 1997. The increase in working capital is primarily attributed to 1) payment of accounts payable at December 31, 1997 with cash generated by 1998 operating activities, 2) payment of amounts accrued for facilities expansion and equipment at December 31, 1997 with cash generated by 1998 operating activities and cash obtained through the Company's credit agreements, and 3) increases in trade accounts receivable and refundable income taxes.

      On January 27, 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle (see notes 3 and 4 to the accompanying Notes to Interim Condensed Consolidated Financial Statements). The Fiber Facility provides up to $75 million in construction financing and will bear interest at either Libor plus 3.0%, or at the Company's choice, the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or at the Company's choice, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60,000,000 or less. Alaska United is required to pay a commitment fee equal to 0.375% per annum on the unused portion of the commitment. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended to a 12 year term loan at any time between the second and fifth anniversary of closing the facility if the Company can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, and interest and principal installments based on the extended maturity. $54.2 million was borrowed under the facility at September 30, 1998.

      The Fiber Facility contains, among others, covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs, interest and principal installments. Additional covenants pertain to the timely completion of certain project construction milestones. The Fiber Facility also contains a guarantee that requires, among other terms and conditions, Alaska United complete the project by the completion date and pay any non-


                                       26                            (Continued)
budgeted costs of the project. All of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska United, collateralize the Fiber Facility.

      The Alaska United project will provide a high capacity fiber optic link between Fairbanks, Anchorage, Valdez, and Juneau, Alaska, and the lower 48 states through Seattle, Washington. Its initial capacity will be more than five times the capacity of Alaska's current undersea fiber to the lower 48. After a preliminary route survey was completed and initial cost components determined, a detailed sea floor survey was commissioned. On August 1, 1997 the Company issued a down payment to Tyco Submarine Systems, Inc. to begin construction.
Manufacturing of the cable and its electronics has been completed and cable deployment commenced in September 1998. Cable deployment is expected to be complete in December 1998. Testing will occur after that, and services are expected to commence in January or February 1999.

      The Company was notified in August 1998 that a potential customer for Alaska United's fiber services (AT&T) has selected another carrier to meet its immediate needs for additional fiber capacity to and from Alaska. AT&T informed the Company that it elected to lease a minimum amount of capacity for a short term and that the Company will have the opportunity to provide fiber capacity in the future. According to public announcements made by the other carrier, the other carrier's facilities were under construction at September 30, 1998 with service expected to commence in 1999. The Company will use approximately half the capacity of the Alaska United project to carry its own traffic, in addition to its existing owned and leased facilities. While the Alaska United project would have received a financial benefit from carrying AT&T's traffic, the project can be supported solely by the Company's own network capacity requirements. GCI continues to pursue opportunities to sell capacity on its system to AT&T and others.

      The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The launch of the satellite in August 1998 failed. The Company did not assume launch risk and the launch has been rescheduled for the fourth quarter of 1999. The Company will continue to lease transponder capacity until the delivery of the transponders on the replacement satellite. The balance payable upon expected delivery of the tranponders during the fourth quarter of 1999 in addition to the $9.1 million deposit previously paid totals approximately $43.5 million.

      The Company's expenditures for property and equipment, including construction in progress, totaled $130.2 million and $40.7 million during the first three quarters of 1998 and 1997, respectively. The Company anticipates that its capital expenditures in 1998 may total as much as $170.0 million, including approximately $125.0 million for new undersea fiber optic cable facilities. Planned capital expenditures over the next five years include those necessary for continued expansion of the Company's long distance and local exchange facilities, the development and construction of a PCS network, and continued upgrades to its cable television plant. The Company expects to pay an additional $43.5 million to purchase seven satellite transponders in late 1999. Sources of funds for these planned capital expenditures are expected to include internally generated cash flows and borrowings under the Company's credit facilities including borrowings under the new $75 million project financing described above.

      The Company's ability to invest in discretionary capital and other projects will depend upon its



                                       27                            (Continued)
future cash flows and access to borrowings under its credit facilities. Management anticipates that cash flow generated by the Company and borrowings under its credit facilities will be sufficient to fund capital expenditures and its working capital requirements. Should cash flows be insufficient to support additional borrowings, such investment in capital expenditures will likely be reduced.

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

      The Year 2000 issue may also affect the systems and applications of the Company's customers and vendors. Non-compliance of customers, vendors and business partners systems and applications may affect the Company through common electronic interfaces to switching, billing and other systems. The Company is contacting others with whom it conducts business to receive the appropriate warranties and assurances that those third parties are, or will be, Year 2000 compliant.

      The total cost of modifications and conversions is not known at this time. The Company's management estimates that the incremental cost of compliance over the cost of normal software upgrades and replacements and its effect on the Company's future results of operations totals approximately $1.3 million in 1998 and $4 million in 1999, subject to further review as part of the ongoing detailed conversion planning. The cost of modifications and conversions is being expensed as incurred. 1998 Costs incurred through September 30 totaled $687,000.

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

      Contingency plans are being prepared to handle the most reasonably likely worst case scenarios. The Company expects to have completed and tested such plans by the end of the second quarter of 1999.



                                       28                            (Continued)

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

                None.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits:

               Exhibit 27 - Financial Data Schedule *

           (b) Reports on Form 8-K filed during the quarter ended September 30, 1998 - None


           ---------------------
           * Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GENERAL COMMUNICATION, INC.


         November 12, 1998                 By:     /s/  Ronald A. Duncan
-----------------------------------                -----------------------------
               (Date)                              Ronald A. Duncan, President
                                                   and Director
                                                   (Principal Executive Officer)



         November 12, 1998                 By:     /s/  John M. Lowber
-----------------------------------                -----------------------------
               (Date)                              John M. Lowber, Senior Vice
                                                   President and Chief Financial
                                                   Officer
                                                   (Principal Financial Officer)



         November 12, 1998                 By:     /s/  Alfred J. Walker
-----------------------------------                -----------------------------
               (Date)                              Alfred J. Walker, Vice
                                                   President and Chief
                                                   Accounting Officer
                                                   (Principal Accounting
                                                   Officer)