Form 10-K405
period 1998-12-31
GENERAL COMMUNICATION INC
filed 1999-04-14
CIK 808461

FORM 10-K
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading on February 26, 1999 was approximately $159,669,544.

      The number of shares outstanding of the registrant's common stock as of February 26, 1999, was:
                 Class A common stock - 45,949,783 shares; and
                    Class B common stock - 4,056,252 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on June 10, 1999 are incorporated by reference into Part III of this report.

                                                 GENERAL COMMUNICATION, INC.
                                               1998 ANNUAL REPORT ON FORM 10-K
                                                      TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                     ----
Glossary................................................................................................................3


Cautionary statement regarding forward looking statements..............................................................10


Part I.................................................................................................................11

   Item 1.  Business...................................................................................................11
      General..........................................................................................................11
      Financial information about the Company's industry segments......................................................11
      Historical development of the Company's business during the past fiscal year.....................................12
      Narrative description of the business done and intended to be done by the Company................................14
      Alaska voice, video and data markets.............................................................................15
        Long Distance Telecommunication services.......................................................................15
        Cable services.................................................................................................21
        Local access services..........................................................................................26
        Internet services..............................................................................................28
      Environmental regulations........................................................................................30
      Patents, trademarks, licenses, certificates of public convenience and necessity, and military franchises.........31
      Regulation, franchise authorizations and tariffs.................................................................32
      Financial information about the Company's foreign and domestic operations and export sales.......................42
      Seasonality......................................................................................................42
      Customer sponsored research......................................................................................43
      Backlog of orders and inventory..................................................................................43
      Geographic concentration and Alaska economy......................................................................43
      Employees........................................................................................................45
      Other............................................................................................................45
   Item 2.  Properties.................................................................................................45
   Item 3.  Legal Proceedings..........................................................................................46
   Item 4.  Submission of matters to a vote of security holders........................................................46

Part II................................................................................................................47

   Item 5.  Market for the registrant's common equity and related stockholder matters..................................47
      Market Information for Common Stock..............................................................................47
      Holders..........................................................................................................47
      Dividends........................................................................................................47
   Item 6.  Selected Financial Data....................................................................................48
   Item 7.  Management's discussion and analysis of financial condition and results of operations......................49
   Item 7A.  Quantitative and qualitative disclosures about market risk................................................65
   Item 8.  Consolidated financial statements and supplementary data...................................................66
   Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure.......................66

Part III...............................................................................................................66


Part IV................................................................................................................99

   Item 14.  Exhibits, consolidated financial statement schedules, and reports on Form 8-K.............................99

                                    GLOSSARY


ACCESS CHARGES -- Expenses incurred by an IXC and paid to LECs for accessing the local networks of the LECs in order to originate and terminate long-distance calls and provide the customer connection for private line services.

ALASKA UNITED -- Alaska United Fiber System Partnership -- a Alaska partnership wholly owned by the Company. Alaska United was organized to construct and operate a new fiber optic cable connecting various locations in Alaska and the lower 49 states and foreign countries through Seattle, Washington.

APUC -- ALASKA PUBLIC UTILITY COMMISSION -- A state regulatory body empowered to establish and enforce rules and regulations governing public utility companies and others, such as the Company, within the state of Alaska (sometimes referred to as Public Service Commissions, or PSCs, or Public Utility Commissions, or
PUCs).

ATM -- Asynchronous Transfer Mode -- An international ISDN high-speed, high-volume, packet-switching transmission protocol standard. ATM uses short, uniform, 53-byte cells to divide data into efficient, manageable packets for very fast switching through a high-performance communications network. The 53-byte cells contain 5-byte destination address headers and 48 data bytes. ATM is the first packet-switched technology designed from the ground up to support integrated voice, video, and data communication applications. It is well-suited to high-speed WAN transmission bursts. ATM currently accommodates transmission speeds from 64 kilobytes per second to 622 megabits per second. ATM may support gigabit speeds in the future.

BASIC SERVICE -- The basic service tier includes, at a minimum, all signals of domestic television broadcast stations provided to any subscriber, any public, educational, and governmental programming required by the franchise to be carried on the basic tier, and any additional video programming service added to the basic tier by the cable operator.

BOC -- BELL SYSTEM OPERATING COMPANY -- A LEC owned by any of the remaining five Regional Bell Operating Companies, which are holding companies established following the AT&T Divestiture Decree to serve as parent companies for the BOCs.

BACKBONE -- A centralized high-speed network that interconnects smaller, independent networks.

BANDWIDTH -- The number of bits of information which can move through a communications medium in a given amount of time.

BRI -- Basic Rate Interface -- An ISDN offering that allows two 64 kilobytes per second "B" channels and one 16 kilobytes per second "D" channel to be carried over one typical single pair of copper wires. The type of service that would be used to connect a small branch or home office to a remote network. Through the use of Bonding (bandwidth on Demand) the two 64 kilobytes per second channels can be combined to create more bandwidth as it becomes necessary. For data services such as Internet access, these channels can be bonded together to provide 2B+D transmission at a rate of 128 kilobytes per second. New technology increases the bandwidth of ISDN BRI connections to 230 kilobytes per second.

BROADBAND -- A high-capacity communications circuit/path, usually implying a speed greater than 1.544 megabits per second.

CAP -- Competitive Access Provider -- A company that provides its customers with an alternative to the LEC for local transport of private line and special access telecommunications services.

CENTRAL OFFICES -- The switching centers or central switching facilities of the LECs.

CLEC --  Competitive  Local  Exchange  Carrier.  -- A company that  provides its
customers   with  an   alternative   to  the  ILEC  for   local   transport   of
telecommunications services, as allowed under the 1996 Telecom Act.

CO-CARRIER STATUS -- A regulatory scheme under which the incumbent LEC is required to integrate new, competing providers of local exchange service, into the systems of traffic exchange, inter-carrier compensation, and other inter-carrier relationships that already exist among LECs in most jurisdictions.

COLLOCATION -- The ability of a CAP to connect its network to the LEC's central offices. Physical collocation occurs when a CAP places its network connection equipment inside the LEC's central offices. Virtual collocation is an alternative to physical collocation pursuant to which the LEC permits a CAP to connect its network to the LEC's central offices on comparable terms, even though the CAP's network connection equipment is not physically located inside the central offices.

THE COMPANY -- GCI and its direct and indirect subsidiaries.

COMPRESSION / DECOMPRESSION -- A method of encoding/decoding signals that allows transmission (or storage) of more information than the media would otherwise be able to support. Both compression and decompression require processing capacity, but with many products, the time is not noticeable.

CPS -- a Cable Programming Service -- (also known as CPST, Cable Programming Service Tier). CPS includes any video programming provided over a cable system, regardless of service tier, including installation or rental of equipment used for the receipt of such video programming, other than (1) video programming carried on the basic service tier, (2) video programming offered on a pay-per-channel or pay-per-programming basis, or (3) a combination of multiple channels of pay-per-channel or pay-per-programming basis so long as the combined service consists of commonly-identified video programming and is not bundled with any regulated tier of service.

DAMA -- Demand Assigned Multiple Access -- The Company's digital satellite earth station technology that allow calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality.

DARK FIBER -- An inactive fiber-optic strand without electronics or optronics. Dark fiber is not connected to transmitters, receivers and regenerators.

DBS -- Direct Broadcast Satellite -- Subscription television service obtained from satellite transmissions using frequency bands that are internationally allocated to the broadcast satellite services. Direct-to-home service such as DBS has its origins in the large direct-to-home satellite antennas which were first introduced in the 1970's for the reception of video programming transmitted via satellite. Because these first-generation direct-to-home satellites operated in the C-band frequencies at low power, direct-to-home satellite antennas, or dishes, as they are also known, generally needed to be seven to ten feet in diameter in order to receive the signals being transmitted. More recently, licensees have been using the Ku and extended Ku-bands to provide direct-to-home services enabling subscribers to use a receiving home satellite dish less than one meter in diameter.

DS-3 -- A data communications circuit that is equivalent to 28 multiplexed T-1 channels capable of transmitting data at 44.736 megabits per second (sometimes called a T-3).

DEDICATED  --  Telecommunications   lines  dedicated  or  reserved  for  use  by
particular customers.

DIGITAL -- A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission and switching technologies employ a sequence of these pulses to represent information as opposed to the continuously variable analog signal. The precise digital numbers minimize distortion (such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission).

DLC -- Digital Loop Carrier -- A digital transmission system designed for subscriber loop plant. Multiplexes a plurality of circuits onto very few wires or onto a single fiber pair.

EQUAL ACCESS -- Connection provided by a LEC permitting a customer to be automatically connected to the IXC of the customer's choice when the customer dials "1". Also refers to a generic concept under which the BOCs must provide access services to AT&T's competitors that are equivalent to those provided to AT&T.

FCC -- Federal Communications Commission -- A federal regulatory body empowered to establish and enforce rules and regulations governing public utility companies and others, such as the Company.

FDDI -- Fiber Distributed Data Interface -- Based on fiber optics, FDDI is a 100 megabit per second LAN technology used to connect computers, printers, and workstations at very high speeds. FDDI is also used as backbone technology to interconnect other LANs.

FRAME RELAY -- A wideband (64 kilobits per second to 1.544 megabits per second) packet-based data interface standard that transmits bursts of data over WANs. Frame-relay packets vary in length from 7 to 1024 bytes. Data oriented, it is generally not used for voice or video.

GCC -- GCI Communication Corp., an Alaska corporation and a wholly owned subsidiary of Holdings

GCI -- General Communication, Inc., an Alaska corporation and the Registrant.

GCI, Inc. -- a wholly owned subsidiary of GCI, an Alaska corporation and issuer of $180 million of publicly traded bonds.

HOLDINGS -- a wholly owned subsidiary of GCI, Inc., an Alaska corporation and party to the Company's Senior Holdings Loan.

HSD -- Home Satellite Dish - see DBS.

INBOUND "800" or "888" Service -- A service that assesses long-distance telephone charges to the called party.

ILEC -- Incumbent Local Exchange Carrier -- with respect to an area, the LEC that -- (A) on the date of enactment of the Telecommunications Act of 1996, provided telephone exchange service in such area; and (B)(i) on such date of enactment, was deemed to be a member of the exchange carrier association pursuant to section 69.601(b) of the FCC's regulations (47 C.F.R. 69.601(b)); or
(ii) is a person or entity that, on or after such date of enactment, became a successor or assign of a member described in clause (i).

INTEREXCHANGE -- Communication between two different LATAs.

ISDN -- Integrated Services Digital Network -- A set of standards for transmission of simultaneous voice, data and video information over fewer channels than would otherwise be needed, through the use of out-of-band signalling. The most common ISDN system provides one data and two voice circuits over a traditional copper wire pair, but can represent as many as 30 channels. Broadband ISDN extends the ISDN capabilities to services in the Gigabit range. (See BRI and PRI)

ISP -- Internet Service Provider -- a company providing retail and/or wholesale Internet services.

INTERNET -- A global collection of interconnected computer networks which use TCP/IP, a common communications protocol.

IXC -- Interexchange Carrier -- A long-distance carrier providing services between local exchanges.

LAN -- Local Area Network -- The interconnection of computers for the purpose of sharing files, programs and various devices such as printers and high-speed modems. LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs.

LATA -- Local Access And Transport Area -- The approximately 200 geographic areas defined pursuant to the AT&T Divestiture Decree. The BOCs are generally prohibited from providing long-distance service between the LATA in which they provide local exchange services, and any other LATA.

LEC -- Local Exchange Carrier -- A company providing local telephone services. Each BOC is a LEC.

LINE COSTS -- Primarily includes the sum of access charges and transport charges.

LMDS -- Local Multipoint Distribution System -- LMDS uses microwave signals (millimeterwave signals) in the 28 gHz spectrum to transmit voice, video, and data signals within small cells 3-10 miles in diameter. LMDS allows license holders to control up to 1.3 gHz of wireless spectrum in the 28 gHz Ka-band. The
1.3 gHz can be used to carry digital data at speeds in excess of one gigabit per second. LMDS uses a specific band in the microwave spectrum, known as millimeter waves or the 28 gHz "Ka-band." More tangibly, if LMDS were used on a point-to-point basis the beam would be about as wide as a pencil lead (about a millimeter) and would have a frequency of approximately 28 billion cycles per second. The extremely high frequency used and the need for point to multipoint transmissions limits the distance that a receiver can be from a transmitter. This means that LMDS will be a "cellular" technology, based on multiple, contiguous, or overlapping cells. LMDS is expected to provide customers with multichannel video programming, telephony, video communications, and two-way data services. Incumbent LECs and cable companies may not obtain the in-region 1150 MHz license for three years. Within 10 years, licenses will be required to provide 'substantial service' in their service regions.

LOCAL EXCHANGE -- A geographic area generally determined by a PUC, in which calls generally are transmitted without toll charges to the calling or called party.

LOCAL NUMBER PORTABILITY -- The ability of an end user to change Local Exchange Carriers while retaining the same telephone number.

LOWER 48 STATES or LOWER 48 -- refers to the 48 contiguous states south of or below Alaska.

LOWER 49 STATES OR LOWER 49 -- refers to the 48 contiguous states south of or below Alaska and Hawaii.

MAN -- Metropolitan Area Network -- LANs interconnected within roughly a 50 mile radius. MANs typically use fiber optic cable to connect various wire LANs. Transmission speeds may vary from 2 to 100 Megabits per second.

MDU -- Multiple Dwelling Unit -- MDUs include multiple-family buildings, such as apartment and condominium complexes.

MMDS -- Multichannel Multipoint Distribution Service - also known as wireless cable. The Multipoint Distribution Service (MDS) was established by the FCC in 1972. Originally the Commission thought MDS would be used primarily to transmit business data. However, the service became increasingly popular in transmitting entertainment programming. Unlike conventional broadcast stations whose transmissions are received universally, MDS programming is designed to reach only a subscriber based audience. In 1983 the Commission reassigned eight channels from the Instructional Television Fixed Service (ITFS) to MDS. These eight channels make up the MMDS. Frequently, MDS and MMDS channels are used in combination with ITFS channels to provide video entertainment programming to subscribers.

NARROWBAND -- A voice grade low-capacity communications circuit/path. It usually implies a speed of 56 kilobits per second or less.

NETWORK SWITCHING CENTER -- A location where installed switching equipment routes long-distance calls and records information with respect to calls such as the length of the call and the telephone numbers of the calling and called parties.

NETWORK SYSTEMS INTEGRATION -- Involves the creation of turnkey telecommunications networks and systems including: (i) route and site selection;
(ii) rights of way and legal authorizations and/or acquisition; (iii) design and engineering of the system, including technology and vendor assessment and selection, determining fiber optic circuit capacity, and establishing reliability/flexibility standards; and (iv) project and construction management, including contract negotiations, purchasing and logistics, installation as well as testing.

NPT -- a New Product Tier -- a cable programming service tier offered to subscribers at prices set by the cable operator.

OCC -- Other Common Carrier -- A long-distance carrier other than the Company.

PCS -- Personal Communication Services -- PCS encompasses a range of advanced wireless mobile technologies and services. It promises to permit communications to anyone, anyplace and anytime while on the move. The Cellular Telecommunications Industry Association (CTIA) defines PCS as a "wide range of wireless mobile technologies, chiefly cellular, paging, cordless, voice, personal communications networks, mobile data, wireless PBX, specialized mobile radio, and satellite-based systems." The FCC defines PCS as a "family of mobile or portable radio communications services that encompasses mobile and ancillary fixed communications services to individuals and businesses and can be integrated with a variety of competing networks."

PBX -- Private Branch Exchange -- A customer premise communication switch used to connect customer telephones (and related equipment) to LEC central office lines (trunks), and to switch internal calls within the customer's telephone system. Modern PBXs offer numerous software-controlled features such as call forwarding and call pickup. A PBX uses technology similar to that used by a central office switch (on a smaller scale). (The acronym PBX originally stood for "Plug Board Exchange.")

POP -- Point of Presence -- The physical access location interface between a LEC and a IXC network. The point to which the telephone company terminates a subscriber's circuit for long-distance service or leased line communications.

PRI -- Primary Rate Interface -- An ISDN circuit transmitting at T1 (DS-1) speed (equivalent to 24 voice-grade channels). One of the channels ("D") is used for signaling, leaving 23 ("B") channels for data and voice communication.

PRIVATE LINE -- Uses dedicated circuits to connect customer's equipment at both ends of the line. Does not provide any switching capability (unless supported by customer premise equipment). Usually includes two local loops and an IXC circuit.

PRIVATE NETWORK -- A communications network with restricted (controlled) access, usually made up of private lines (with some PBX switching).

PUBLIC SWITCHED NETWORK -- That portion of a LEC's network available to all users generally on a shared basis (i.e., not dedicated to a particular user). Traffic along the public switched network is generally switched at the LEC's central offices.

RBOC -- Regional Bell Operating Company -- Any of the remaining five regional Bell holding companies which the AT&T Divestiture Decree established to serve as parent companies for the BOCs.

RECIPROCAL COMPENSATION -- The same compensation of a new CLEC for termination of a local call by the BOC on its network, as the new competitor pays the BOC for termination of local calls on the BOC network.

SCHOOLACCESS(TM) -- the Company's Internet and related services offering to schools in Alaska. The federal mandate through the 1996 Telecom Act to provide universal service resulted in schools across Alaska qualifying for varying levels of discounts to support the provision of Internet services. The Universal Service Administrative Company through its Schools and Libraries Division administers this federal program.

SDN -- Software Defined Network -- A switched long-distance service for very large users with multiple locations. Instead of putting together their own network, large users can get special usage rates for calls carried on regular switched long-distance lines.

SECURITIES REFORM ACT -- Private Securities Litigation Reform Act of 1996.

SENIOR  HOLDINGS  LOAN  --  Holding's   $200,000,000   and  $50,000,000   credit
facilities. See note 6(b) to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report.

SETTLEMENT RATES -- The rates paid to foreign carriers by United States international carriers to terminate outbound (from the United States) switched traffic and by foreign carriers to United States international carriers to terminate inbound (to the United States) switched traffic.

SMATV -- Satellite Master Antenna Television -- (also known as "private cable systems") are multichannel video programming distribution systems that serve residential, multiple-dwelling units ("MDUs"), and various other buildings and complexes. A SMATV system typically offers the same type of programming as a cable system, and the operation of a SMATV system largely resembles that of a cable system -- a satellite dish receives the programming signals, equipment processes the signals, and wires distribute the programming to individual dwelling units. The primary difference between the two is that a SMATV system typically is an unfranchised, stand-alone system that serves a single building or complex, or a small number of buildings or complexes in relatively close proximity to each other.

SONET -- Synchronous Optical Network -- A 1984 standard for optical fiber transmission on the public network. 52 megabits per second to 13.22 Gigabits per second, effective for ISDN services including ATM.

TCP/IP -- Transmission Control Protocol/Internet Protocol -- A suite of network protocols that allows computers with different architectures and operating system software to communicate with other computers on the Internet.

T-1 -- A data communications circuit capable of transmitting data at 1.5 megabits per second.

TARIFF -- The schedule of rates and regulations set by communications common carriers and filed with the appropriate federal and state regulatory agencies; the published official list of charges, terms and conditions governing provision of a specific communications service or facility, which functions in lieu of a contract between the subscriber or user and the supplier or carrier.

TOKEN RING -- A local area network technology used to interconnect personal computers, file servers, printers, and other devices. Token Ring LANs typically operate at either 4 megabits per second or 16 megabits per second.

TRANSPORT CHARGES -- Expenses paid to facilities-based carriers for transmission between or within LATAs.

TRS  SERVICES  --   Telecommunications   Relay  Services  --  Enables  telephone
conversations between people with and without hearing or speech disabilities. TRS relies on communications assistants ("CA") to relay the content of calls between users of text telephones ("TTYs") and users of traditional handsets (voice users). For example, a TTY user may telephone a voice user by calling a TRS provider where a CA will place the call to the voice user and relay the conversation by transcribing spoken content for the TTY user and reading text aloud for the voice user.

WAN -- Wide Area Network -- Remote computer communications system. WANs allow file sharing among geographically distributed workgroups (typically at higher cost and slower speed than LANs or MANs). WANs typically use common carriers' circuits and networks. WANs may serve as a customized communication backbone that interconnects all of an organization's local networks with communications trunks that are designed to be appropriate for anticipated communication rates and volumes between nodes.

WORLD WIDE WEB or WEB -- A collection of computer systems supporting a communications protocol that permits multi-media presentation of information over the Internet.

1984 CABLE ACT -- The Cable Communications Policy Act of 1984.

1992 CABLE ACT -- The Cable Television Consumer Protection and Competition Act of 1992.

1996 TELECOM ACT -- The Telecommunications Act of 1996 - The 1996 Telecom Act was signed into law February 8, 1996. Under its provisions, BOCs can immediately begin manufacturing, research and development; GTE Corp. can begin providing interexchange services through its telephone companies nationwide; laws in 27 states that foreclose competition are knocked down; co-carrier status for CLECs is ratified; and the concept of physical collocation of competitors' facilities in LECs central offices, which an appeals court rejected, is resurrected.

The legislation breaks down the old barriers that prevented three groups of companies, the LECs, including the BOCs, the long-distance carriers, and the cable TV operators, from competing head-to-head with each other. The Act requires LECs to let new competitors into their business. It also requires the LECs to open up their networks to ensure that new market entrants have a fair chance of competing. The bulk of the legislation is devoted to establishing the terms under which the LECs, and more specifically the BOCs, must open up their networks.

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

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, certain statements in this annual report on Form 10-K constitute forward-looking statements within the meaning of the Securities Reform Act. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of the Company may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of the Company, including statements concerning future operating performance, the Company's share of new and existing markets, the Company's short- and long-term revenue and earnings growth rates, and general industry growth rates and the Company's performance relative thereto. These forward looking statements rely on a number of assumptions concerning future events, including the outcome of litigation, the adoption and implementation of balanced and effective rules and regulations by the FCC and the state public regulatory agencies, and the Company's ability to achieve a significant market penetration in new markets. These forward looking statements are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements.

These  statements  may be  preceded  by,  followed  by,  or  include  the  words
"believes," "expects, " "anticipates," or similar expressions. For those statements, the Company claims protection of the safe-harbor for forward-looking statements contained in the Securities Reform Act. The reader is cautioned that important factors, such as the following risks, uncertainties, and other factors, in addition to those contained elsewhere in this document, could affect future results of the Company, its long-distance services, local access services, Internet services, cable services, and wireless services and could cause those results to differ materially from those expressed in the forward-looking statements:

     - Material adverse changes in the economic conditions in the markets served by the Company;
     - The efficacy of the rules and regulations to be adopted by the FCC and state public regulatory agencies to implement the provisions of the 1996 Telecom Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
     - The Company's responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include local, cable and Internet services; the extent and pace at which different competitive environments develop for each segment of the Company's business; the extent and duration for which competitors from each segment of the telecommunications industry are able to offer combined or full service packages prior to the Company being able to do so; the degree to which the Company experiences material competitive impacts to its traditional service offerings prior to achieving adequate local service entry; and competitor responses to the Company's products and services and overall market acceptance of such products and services;
     - The outcome of negotiations with ILECs and state regulatory arbitrations and approvals with respect to interconnection agreements; and the ability to purchase unbundled network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local exchange service at competitive rates;
     - Success and market acceptance for new initiatives, many of which are untested; the level and timing of the growth and profitability of new initiatives, particularly local access services, Internet (consumer and business) services and wireless services; start-up costs associated with entering new markets, including advertising and promotional efforts; successful deployment of new systems and applications to support new initiatives; and local conditions and obstacles;
     - Uncertainties inherent in new business strategies, new product launches and development plans, including local access services, Internet services, wireless services, digital video services, cable modem services, and transmission services;

     -    Rapid technological changes;
     - Development and financing of telecommunication, local access, wireless, Internet and cable networks and services;
     - Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements;
     -    Availability of qualified personnel;
     - Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, the Alaska Public Utilities Commission, and adverse outcomes from regulatory proceedings;
     -    The cost of the Company's year 2000 compliance efforts;
     - Uncertainties in federal military spending levels and military base closures in markets in which the Company operates.
     - Other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

These forward-looking statements (and such risks, uncertainties and other factors) are made only as of the date of this report and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this document to reflect any change in the Company's expectations with regard to those statements or any other change in events, conditions or circumstances on which any such statement is based. Readers are cautioned not to put undue reliance on such forward looking statements.

                                     PART I

Item 1.  BUSINESS.

General
GCI was incorporated in 1979 under the laws of the State of Alaska and has its principal executive offices at 2550 Denali Street, Suite 1000, Anchorage, AK 99503 (telephone number 907-265-5600). Internet users can access information about the Company and its services at http://www.gci.com/ and http://www.alaskaunited.com/. Internet services are hosted by the Company at http://www.gci.net/.

GCI is primarily a holding company and together with its direct and indirect subsidiaries, is a diversified telecommunications provider with a leading position in facilities-based long-distance service in the State of Alaska and is Alaska's leading cable television and Internet services provider.

The Company seeks to become the first significant provider in Alaska of an integrated package of long-distance, local and wireless telecommunications services, cable television services and Internet services that would be well positioned to take advantage of growth opportunities in the communications, data and entertainment markets.

Financial information about the Company's industry segments
The  Company  has  four  reportable  segments:   long-distance  services,  cable
services, local access services and Internet services.

A full range of common-carrier long-distance and other telecommunication services are offered to business, government, other telecommunications companies and consumer customers, through its networks of fiber optic cables, digital microwave, and fixed and transportable satellite earth stations. Individually insignificant business units including Network Solutions, cellular resale and product sales are included in the "other" industry segment. None of these business units have ever met the quantitative thresholds for determining reportable segments.

The Company provides cable television services to residential, commercial and government users in the State of Alaska. The Company's cable systems serve 26 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks and Juneau. Anchorage cable plant upgrades in 1998 enabled the Company to offer digital cable television services and retail cable modem service (through its Internet segment) in Anchorage, complementing its existing service offerings. The Company plans to expand its product offerings as plant upgrades in other communities in Alaska are completed.

The Company introduced facilities based competitive local exchange services in Anchorage, Alaska in 1997. The Company has announced plans to provide similar competitive local exchange services in Alaska's other major population centers, as access is allowed by the APUC.

The Company began offering wholesale and retail Internet services in 1998. Deployment of the new undersea fiber optic cable described below will allow the Company to offer enhanced services with high-bandwidth requirements.

For financial  information with respect to industry segments of the Company, see note 9 of the Notes to Consolidated Financial Statements included in Part II of this Report.

Historical development of the Company's business during the past fiscal year Alaska United Project. The Company undertook a major construction project (referred to as Alaska United) with the goal of significantly increasing its communications bandwidth to and from locations in Alaska and the lower 49 states and through interconnection agreements with other carriers, to foreign locations. After a preliminary route survey was completed and initial cost components determined, a detailed sea floor survey was commissioned and completed in 1996. The results of this survey pinpointed the exact route that the Alaska United fiber would take. The Company entered into a contract with Tyco Submarine Systems, Ltd. ("TSS"), one of the world's leading submarine cable vendor which has installed more than 150,000 miles of undersea cable. TSS was engaged to design, engineer, manufacture and install the undersea cable. The cable was laid during the period from August to December 1998. Testing occurred after that and services commenced in late January 1999 for the Anchorage to Fairbanks segment and early February 1999 for the complete system. With construction of Alaska United complete, the Company began to transition traffic from leased satellite, terrestrial and microwave facilities to Alaska United facilities in early February 1999.

The Alaska United project provides a high capacity fiber optic link between points in Alaska and the lower 48 states through Seattle, Washington. Alaska United lands at cable terminal stations in Whittier, Valdez and Juneau, Alaska. From Whittier, the fiber follows the Alaska railroad, highway, and over-land rights-of-ways to Anchorage. Between Whittier and Valdez, the Company constructed a second undersea fiber optic cable. The cable connects in Valdez with a fiber constructed by Kanas Telecom, Inc. ("Kanas"). The Company exchanged Dark Fiber with Kanas to obtain facilities from Valdez to Fairbanks. In Juneau and Seattle, Alaska United connects through terminal stations to the Company's existing network. The cable terminal stations house the power feed equipment necessary to power the undersea fiber optic cable system and the SONET equipment which transports data across the terrestrial network and the undersea fiber network.

The Alaska United system is 2,331 miles long (1,995 miles undersea and 336 over land) and has a total design capacity of 10 billion bits per second (22 times what was currently available). It can route traffic in different directions in the event of equipment failures, and once paired with the Company's existing capacity on the North Pacific Cable, users can achieve route diversity to achieve multiple fiber paths for back-up purposes. It will deliver a minimum of 32,256 simultaneous clear channel voice or data circuits at transmission speeds of 2.5 billion bits per second. As demand increases, capacity can be quadrupled to support a minimum of 129,024 simultaneous clear channel voice or data circuits at speeds of 10 billion bits per second. The only other fiber optic cable connecting Alaska with the contiguous United States had reached its capacity limit of 6,048 simultaneous voice or data circuits at transmission speeds of 420 million bits per second.

Financing for the Alaska United undersea fiber project included $75 million through a separate bank credit agreement dated January 27, 1998 and $50 million from funds raised through the 1997 issuance of senior notes. See note 6 to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report.

Local Access Services. The Company began offering local exchange services in Anchorage in September 1997 and provided service to approximately 28,300 and 3,300 lines at December 31, 1998 and 1997, respectively.

The Company's local access services face significant competition from the municipally owned utility Anchorage Telephone Utility ("ATU") and AT&T Alascom, Inc. In October 1998 the Municipality of Anchorage approved Alaska Communications Systems, Inc.'s ("ACS") offer to acquire the operations of ATU. ACS is an entity formed by Fox Paine & Company, LLC ("Fox Paine") and a management team led by former executives of Pacific Telecom, Inc. ("PTI"). The sale of ATU was approved by the citizens of the Municipality in April 1998. Consummation of the transaction is subject to regulatory approval and other conditions.

Century Telephone Enterprises, Inc. ("CenturyTel") reported in August 1998 that it entered into a definitive agreement to sell the stock of its Alaska operations to ALEC Acquisition Corporation ("ALEC"). ALEC is led by former executives of PTI and Fox Paine. It is anticipated that the transaction will close in the second quarter 1999, subject to regulatory approvals and customary closing conditions. CenturyTel acquired the Alaska properties as part of the PTI acquisition completed in December 1997.

Due to uncertainties surrounding regulatory approvals and possible new requirements that may be imposed by regulatory authorities, the Company is not able to determine if the sale of ATU or the CenturyTel properties will have a material effect on the Company's financial position, results of operations or liquidity.

PTI, through subsidiary companies, provides local telephone services in Fairbanks and Juneau, Alaska. Although the PTI subsidiaries are classified as Rural Telephone Companies under the 1996 Telecom Act, PTI is currently owned by Century Telephone Company of Louisiana, one of the largest independent telephone companies in the Nation. PTI subsidiaries' legal status entitles them to an exemption of certain material interconnection terms of the 1996 Telecom Act, until such "rural exemption" is lifted by the State of Alaska. The Company requested that continuation of the "rural exemption" of the PTI subsidiaries relating to the Fairbanks and Juneau markets be examined. In January 1998, the APUC denied the Company's request to terminate the rural exemption. The basis of the APUC's decision was primarily that various rulemaking proceedings (including Universal Service and access charge reform) must be completed before the exemption would be revoked. Those rulemaking proceedings have been largely completed. Further, in March 1999 the Company received a favorable decision on its appeal of the APUC decision, and the issues have been remanded to the APUC for proceedings leading to a decision on or before July 2, 1999. Other legislative and judicial efforts are also underway to achieve a change in the APUC ruling. The Company may, however, provide local service on its own facilities to a limited number of consumers in Juneau and Fairbanks.

The Company believes local access services competition is in the best interests of consumers and intends to vigorously pursue before the APUC in the remanded proceedings that the "rural exemption" not be continued for the Fairbanks and Juneau markets. The Company cannot, however, predict the effect that ongoing or future regulatory developments might have on competitive local access services markets in Alaska or on the Company specifically. See Part I, Item 1. Business, Regulation, Franchise Authority and Tariffs.

Cable Services Expansion. The Company completed an $11.5 million upgrade to its Anchorage cable infrastructure in 1998 that significantly increased the capacity and reliability of the system, made it possible to support two-way applications such as cable modems (as further described below) and digital cable television programming, and provides the capacity for additional program offerings.

Digital cable television services were offered in Anchorage in 1998, offering enhanced picture and audio quality, over 100 channels of programs, 40 channels of digital music, and many channels of premium and pay-per-view products.

Internet Services. The Company's statewide SchoolAccess(TM) services (Internet access and related products and services for Alaska schools) commenced January 1998.

GCI began a limited rollout of its dial-up Internet service in April 1998, which allowed the Company to test its new state-of-the-art Internet platform. The Company began its broad based offering in October 1998 and initiated a major promotion in February 1999. Services were initially offered to residents of Anchorage, Fairbanks, Kodiak, Juneau, Kenai, Soldotna, Palmer and Wasilla, Alaska. Other Alaska communities were added over the next several months and continue to be added. GCI.net service supports 56 kilobit per second dial-up connections with support for both V.90 and Kflex technologies. The Company believes its service has one of the best first-try connect rates and the fastest speeds available of any provider in Alaska. The Company plans to introduce additional service upgrades and promotional offerings in the future.

The Company began a limited introduction of cable modem services in 1998, providing high-speed, dedicated access to the Internet.

Satellite Transponders. The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The launch of the satellite in August 1998 failed. The Company did not assume launch risk and the launch has been rescheduled for the fourth quarter of 1999. The Company will continue to lease transponder capacity until the delivery of the transponders on the replacement satellite.

Rural Equal Access. In 1996 the Company constructed 56 new earth stations in Western and Northern Alaska. As construction of those DAMA stations were completed, the Company requested Equal Access from the LECs serving those communities. Under Federal Communications Commission rules, substantially all LECs have three years to comply with an equal access request. The three year time period is expiring for many of those locations and LECs started implementing the equal access conversion process in late 1998 and will continue to convert locations though March 1999. As a result, approximately 34 rural DAMA-served communities will be converted during this period to equal access enabling the Company's customers to access its network without dialing extra digits.

PCS and LMDS licenses. The Company began developing plans for PCS wireless communications service deployment in 1995 and subsequently conducted a technical trial of its candidate technology. The Company has invested approximately $2.2 million in its PCS license at December 31, 1998. PCS licensees are required to offer service to at least one-third of their market population within five years or risk losing their licenses. Service must be extended to two-thirds of the population within 10 years. The Company invested approximately $275,000 in its LMDS license in 1998. LMDS licensees are required to provide 'substantial service' in their service regions within 10 years. The Company is currently evaluating its wireless strategy and expects to complete such evaluation within the next six months. The Company expects that its wireless strategy will allow retention of the PCS and LMDS licenses pursuant to their terms.

Narrative  description  of the  business  done  and  intended  to be done by the
Company
General
The Company operates a broadband communications network that permits the delivery of a seamless integrated bundle of communications, entertainment and information services. The Company offers a wide array of consumer communications and entertainment services--including local telephone, long-distance and wireless communications, cable television, consulting services, network and desktop computing outsourced services, and dial-up and cable modem Internet access services at a wide range of speeds--all under the GCI brand name.

The Company's management believes that the size and growth potential of the voice, video and data market, the increasing deregulation of telecommunication services, and the increased convergence of telephony, wireless, and cable services offer the Company considerable opportunities to integrate its telecommunication, Internet and cable services and expand into communications
markets  both  within  and,  longer-term,   outside  of  Alaska.  The

Company's management expects the rate of growth in industry-wide telecommunication revenues to continue to increase as the historical dominance of monopoly providers is challenged as a result of deregulation. Considerable deregulation has already taken place in the United States as a result of the 1996 Telecom Act with the barriers to competition between long-distance, local exchange and cable providers being lowered. The Company's management believes that its acquisition of cable television systems and its development of local exchange service, Internet services, and wireless services leave it well positioned to take advantage of deregulated markets.

The Company is one of Alaska's leading providers of telecommunication, Internet and cable television services and maintains a strong competitive position. There is active competition in the sale of substantially all products and services offered by the Company.

For calendar year 1998, the Company estimates that the aggregate telecommunications, cable television, and Internet markets in Alaska generated revenues of approximately $931 million. Of this amount, approximately $475 million was attributable to interstate and intrastate long-distance service, $327 million was attributable to local exchange services, $72 million was attributed to cable television, $38 million was attributable to wireless communications services, and $19 million was attributable to Internet services.

Alaska Voice, Video and Data Markets
The Alaskan voice, video and data markets are unique within the United States. Alaska is physically distant from the rest of the United States and is characterized by large geographical size and relatively small, dense population clusters (with the exception of population centers such as Anchorage, Fairbanks and Juneau). It lacks a well-developed terrestrial transportation infrastructure, and the majority of Alaska's communities are accessible only by air or water. As a result, Alaska's telecommunication networks are different from those found in the lower 49 states.

Alaska today relies extensively on satellite-based long-distance transmission for intrastate calling between remote communities where investment in a terrestrial network would be uneconomic or impractical. Also, given the remoteness of Alaska's communities and lack, in many cases, of major civic institutions such as hospitals, libraries and universities, Alaskans are dependent on telecommunications to access the resources and information of large metropolitan areas in the rest of the U.S. and elsewhere. In addition to satellite-based communications, the telecommunications infrastructure in Alaska includes traditional copper wire, digital microwave links between Anchorage and Fairbanks and Juneau and fiber optic cable. For interstate and international communication, Alaska is currently connected to the lower 49 states by two undersea fiber optic cables with a current capacity of 57 DS3s (can be upgraded to 201 DS3s) and is backed-up by additional satellite capacity.

Fiber optics is the preferred method of carrying Internet, voice, video and data communications, eliminating the delay commonly found in satellite connections. Widespread use of high capacity fiber optic facilities will allow expansion of business, government and educational infrastructure in Alaska.

Long-Distance Services
Industry. With the Communications Act of 1934, telecommunications was established as a regulated industry. The main objective of this act was to create an affordable and universal telephone service for the American people. As a result, AT&T was granted exclusive rights to serve the telecommunications industry. The next several decades brought significant improvements in technology. New advances created opportunities for providers of lower-cost services to enter the market, and in order to facilitate the entry of these new competitors, regulatory policies were changed. The government stepped into the market on January 1, 1984, and broke-up AT&T's near monopoly. The government's objective was to provide for greater competition in the telecommunications industry, as well as make room for the creation of more diversified products.

The Federal Communications Commission set price caps in 1989 to regulate the prices that AT&T could charge for their services. Yet, by 1991 the market had become so much more competitive with regards to both long-distance and local calls, that the FCC decided to deregulate most of AT&T's services.

The United States Congress passed the 1996 Telecom Act that permitted the local phone companies, the long-distance companies, and the cable service firms to penetrate each other's market. This has provided the telecommunications industry with new capabilities resulting in an industry that is more competitive than ever before. To reduce the burden and facilitate competitive advantages, companies are merging and acquiring other telecommunication and cable television firms.

The long-distance telephone services market according to the Standard and Poor's telecommunication survey is worth over $68 billion. AT&T is the main contributor to this sum, contributing over 50% of the total revenues. The rest of the share of the revenues is contributed by MCI WorldCom, Sprint Corp. ("Sprint"), and over 400 smaller firms. Under new regulations, BOCs and ILECs are able to enter the long-distance market, providing additional competitive pressures on the industry. To retain customers, as in the case of the long-distance carriers, and to win customers for the new competitors, rates may continue to be reduced.

Advancements within the next few years are expected to combine services directed toward voice communication with other activities such as data sharing, on-screen collaboration, faxing, and game playing, among many other things.

The Company believes that the telecommunications industry in 1999 will be significantly impacted by federal and state regulators. Consummation of mergers between long-distance companies, local access services companies, and cable television companies is expected continue to blur the distinction between product lines and competitors. Synergies developed through mergers and acquisitions and obtaining end-to-end connectivity with customers is expected to drive profitability and success in penetrating new markets. Industry analysts believe that successful competitors will be the companies that can minimize regulatory battles and begin to offer a full suite of integrated services to their customers, using a network that is largely under their control.

Growth in data is expected to be a key component of continuing industry revenue growth. ISPs have become major customers and many long-distance companies have acquired ISPs and web-hosting companies.

General. The Company supplies a full range of common-carrier long-distance and other telecommunication products and services. The Company operates a state-of-the-art, competitive telecommunications network employing the latest digital transmission technology based upon fiber optic and digital microwave facilities within and between Anchorage, Fairbanks and Juneau, including a self-constructed and financed digital fiber optic cable and additional owned capacity on another undersea fiber optic cable, both linking Alaska to the networks of other carriers in the lower 49 states, and the use of satellite transmission to remote areas of Alaska (and for certain inter-state traffic as well). Virtually all switched services are computer controlled, digitally switched, and interconnected by a packet switched signaling network.

The Company provides interstate and intrastate long-distance services throughout Alaska using its own facilities or facilities leased from other carriers. The Company also provides (or joins in providing with other carriers) telecommunication services to and from Alaska, Hawaii, the lower 48 states, and many foreign nations and territories.

The Company offers cellular services by reselling other cellular providers' services. The Company expects to offer wireless services over its own facilities, and has purchased in FCC auctions PCS and LMDS wireless broadband licenses covering markets in Alaska. The Company is required by the FCC to provide adequate broadband PCS service to at least one-third of the population in its licensed areas within five years of being licensed and two-thirds of the population in its licensed areas within ten years of being licensed. The Company is required by the FCC to provide `substantial service' in its service region within 10 years to retain its LMDS license. The licenses are granted for ten year terms from the original date of issuance and may be renewed by the Company by meeting the FCC's renewal criteria and upon compliance with the FCC's renewal procedures.

Products. The Company's long-distance services industry segment is engaged in the transmission of interstate and intrastate switched MTS and private line and private network communication service between the major communities in Alaska, and the remaining United States and foreign countries. The Company's message toll services include intrastate, interstate and international direct dial, toll-free 800, 888 and 877 services, 900 services, GCI calling card, debit card, operator and enhanced conference calling, frame relay, SDN, ISDN technology based services, as well as termination of northbound toll service for MCI WorldCom, Sprint and several large resellers who do not have facilities of their own in Alaska. The Company also provides origination of southbound calling card and toll-free 800, 888 and 877 toll services for MCI WorldCom and Sprint. Regulated telephone relay services for the deaf, hard-of-hearing and speech impaired are provided through the Company's operator service center. The Company offers its message services to commercial, residential, and government subscribers. Subscribers may generally cancel service at any time. Toll related services account for approximately 65.0%, 70.0%, and 86.0% of the Company's 1998, 1997, and 1996 revenues, respectively. Private line and private network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location.

The Company has positioned itself as a price and customer service leader in the Alaska telecommunication market. Rates charged for the Company's long-distance services are designed to be equal to or below those for comparable services provided by its competitors.

In addition to providing communication services, the Company also designs, sells, services and operates, on behalf of certain customers, dedicated communication and computer networking equipment and provides field/depot, third party, technical support, telecommunications consulting and outsourcing services through its Network Solutions business. The Company also supplies integrated voice and data communication systems incorporating interstate and intrastate digital private lines, point-to-point and multipoint private network and small earth station services. The Company's Network Solutions sales and services revenue totaled $13.3, $10.2 and $10.8 million in the years ended December 31, 1998, 1997 and 1996, respectively, or approximately 5.4%, 4.5% and 6.6% of total revenues, respectively. Presently, there are five companies in Alaska that actively sell and maintain data and voice communication systems.

The Company's ability to integrate telecommunications networks and data communication equipment has allowed it to maintain its market position on the basis of "value added" support services rather than price competition. These services are blended with other transport products into unique customer solutions, including managed services and outsourcing.

Facilities. Currently, the Company's telecommunication facilities comprise major earth stations at Eagle River, Fairbanks, Juneau, Prudhoe Bay, Valdez, Kodiak, Sitka, Ketchikan, Unalaska and Cordova, all in Alaska and at Issaquah, Washington, serving the communities in their vicinity. The Eagle River and Fairbanks earth stations are linked by digital microwave facilities to distribution centers in Anchorage and Fairbanks, respectively. The Issaquah earth station is connected with the Seattle distribution center by means of diversely routed fiber optic cable transmission systems, each having the capability to restore the other in the event of failure. The Juneau earth station and distribution centers are colocated. The Ketchikan, Prudhoe Bay, Valdez, Kodiak, Sitka, Unalaska and Cordova installations consist only of an earth station. The Company constructed microwave facilities serving the Kenai Peninsula communities and owns a 49 percent interest in an earth station located on Adak Island in Alaska. The Company maintains an operator service center in Wasilla, Alaska. Each of the distribution centers contains electronic switches to route calls to and from local exchange companies and, in Seattle, to obtain access to MCI WorldCom, Sprint and other facilities to distribute the Company's southbound traffic to the remaining 49 states and international destinations.

The Company, using its DAMA facilities, expanded its network to 56 additional locations within the State of Alaska in 1996. The digital DAMA system allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality. The Company obtained the necessary APUC and FCC approvals waiving current prohibitions against construction of competitive facilities in rural Alaska, allowing for deployment of DAMA technology in 56 sites in rural Alaska on a demonstration basis. Construction and partial deployment occurred in 1996, with deployment completed in 1997. All sites were operational at December 31, 1998.

As described previously, the Company completed construction and placed into service in February 1999 a fiber optic cable connecting Anchorage, Whittier, Valdez, Fairbanks and Juneau, Alaska and Seattle Washington. The Company also owns a portion of an additional undersea fiber optic cable. The fiber optic cables allow the Company to carry its Anchorage, Eagle River, Wasilla, Palmer, Kenai Peninsula, Valdez, Whittier, Glenallen, Fairbanks, and Juneau area traffic to and from the contiguous lower 48 states over terrestrial circuits, eliminating the one-quarter second delay associated with satellite circuits. The Company's preferred routing for this traffic is via undersea fiber optic cable, which makes available satellite capacity to carry the Company's rural interstate and intrastate traffic.

The Company employs satellite transmission for rural intrastate traffic and certain other major routes and uses advanced digital transmission technology throughout its system. Pursuant to a purchase and lease-purchase option agreement entered into in August 1995 the Company leases C-band transponders on Hughes Communications Galaxy, Inc. (now PanAmSat Corporation ("PanAmSat")) Galaxy IX satellite and has agreed to acquire satellite transponders on PanAmSat Galaxy XR satellite to meet its long-term satellite capacity requirements. The Galaxy XR satellite is expected to be placed in service during the fourth quarter of 1999.

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

Customers. The Company had approximately 82,000, 89,000 and 93,900 active Alaska subscribers to its message telephone service at December 31, 1998, 1997 and 1996, respectively. Approximately 12,100, 11,500 and 11,000 of these were business and government users at December 31, 1998, 1997 and 1996, respectively, and the remainder were residential customers. Reductions in residential customer counts are primarily attributed to new competitive pressures in Anchorage and other markets served by the Company. MTS revenues averaged approximately $11.1 million per month during 1998.

Equal access conversions have been completed in all communities served with Company owned facilities. The Company estimates that it carries over 40% of business MTS traffic and approximately 35% of residential MTS traffic as a statewide average for both originating interstate and intrastate traffic.

A summary of switched MTS traffic minutes follows:
                                       Interstate Minutes
                             ---------------------------------------
                                                                                  Combined
                                                                                 Interstate
                                                                       Inter-    and Inter-     Intra-
                                   South-        North-      Calling  national    national       state       Total
For Quarter ended                  bound         bound        Card    Minutes     Minutes       Minutes     Minutes
----------------------------------------------------------------------------------------------------------------------
                                                              (amounts in thousands)
 March 31, 1996                    76,369        49,158       6,094    1,890      133,511        28,910     162,421
 June 30, 1996                     81,753        51,465       6,049    1,964      141,231        30,671     171,902
 September 30, 1996                86,094        52,856       6,453    1,896      147,299        31,253     178,552
 December 31, 1996                 82,255        55,675       7,863    1,774      147,567        30,374     177,941
                             -----------------------------------------------------------------------------------------

     Total 1996                   326,471       209,154      26,459    7,524      569,608       121,208     690,816
                             =========================================================================================

                                       Interstate Minutes
                             ---------------------------------------
                                                                                  Combined
                                                                                 Interstate
                                                                       Inter-    and Inter-     Intra-
                                   South-        North-      Calling  national    national       state       Total
For Quarter ended                  bound         bound        Card    Minutes     Minutes       Minutes     Minutes
----------------------------------------------------------------------------------------------------------------------
                                                              (amounts in thousands)
 March 31, 1997                    83,284        56,588       8,110    1,741      149,723        32,020     181,743
 June 30, 1997                     85,933        58,420       7,189    1,795      153,337        34,405     187,742
 September 30, 1997                93,510        60,390       5,530    1,842      161,272        34,755     196,027
 December 31, 1997                 87,657        61,992       5,157    1,703      156,509        31,962     188,471
                             -----------------------------------------------------------------------------------------

     Total 1997                   350,384       237,390      25,986    7,081      620,841       133,142     753,983
                             =========================================================================================

 March 31, 1998                    86,899        64,116       4,810    1,889      157,714        33,082     190,796
 June 30, 1998                     93,817        67,296       4,353    1,910      167,376        34,890     202,266
 September 30, 1998               103,423        61,690       4,227    1,940      171,280        35,748     207,028
 December 31, 1998                 90,792        61,514       4,197    1,706      158,209        33,598     191,807
                             -----------------------------------------------------------------------------------------

     Total 1998                   374,931       254,616      17,587    7,445      654,579       137,318     791,897
                             =========================================================================================

All minutes data were taken from the Company's billing statistics reports.

In 1993, the Company entered into a significant business relationship with MCI (now MCI WorldCom) which includes the following agreements:

     - the Company agreed to terminate all Alaska-bound MCI long-distance traffic and MCI agreed to terminate all of the Company's long-distance traffic terminating in the lower 49 states excluding Washington, Oregon and Hawaii;
     -    MCI licensed certain service marks to the Company for use in Alaska;
     - MCI, in connection with providing to the Company credit enhancement to permit the Company to purchase a portion of an undersea cable linking Seward, Alaska, with Pacific City, Oregon, leased from the Company all of the capacity owned by the Company on the undersea fiber optic cable and the Company leased such capacity back from MCI;
     -    MCI purchased certain service marks of the Company; and
     - the parties agreed to share some communications network resources and various marketing, engineering and operating resources. The Company also handles MCI's 800, 888 and 877 traffic originating in Alaska and terminating in the lower 49 states and handles traffic for MCI's calling card customers when they are in Alaska. Concurrently with these agreements, MCI purchased approximately 31% (19.1% as of December 31, 1998) of GCI's Common Stock and presently controls nominations to two seats on the Board. In conjunction with the Cable Acquisition Transactions, MCI purchased an additional two million shares at a premium to the then current market price for $13 million or $6.50 per share.

Revenues attributed to MCI WorldCom in 1998, and MCI in 1997 and 1996 totaled $35.9 million, $34.3 million and $29.2 million, or 14.5%, 15.3% and 17.7% of total revenues, respectively. The contract was amended in March 1996 extending its term three years to March 31, 2001. The amendment also reduced the rate in dollars to be charged by the Company for certain MCI WorldCom traffic for the period April 1, 1996 through July 1, 1999 and thereafter.

In 1993 the Company entered into a long-term agreement with Sprint, pursuant to which the Company agreed to terminate all Alaska-bound Sprint long-distance traffic and Sprint agreed to handle substantially all of the Company's international traffic. Services provided pursuant to the contract with Sprint resulted in revenues in

1998,  1997 and 1996 of  approximately  $25.4  million,  $24.4 million and $18.8
million,   or   approximately   10.3%,   10.9%  and  11.4%  of  total  revenues,
respectively.

With the contracts and amendment described above, the Company is assured that MCI WorldCom and Sprint, the Company's two largest customers, will continue to make use of the Company's service during the extended term. Both MCI WorldCom and Sprint are major customers of the Company in its long-distance services industry segment. Loss of one or both of these customers would have a significant detrimental effect on the Company's revenues and contribution. There are no other individual customers, the loss of which would have a material impact on the Company's revenues or gross profit.

Other common carriers traffic routed to the Company for termination in Alaska is largely dependent on traffic routed to MCI WorldCom and Sprint by their customers. Pricing pressures, new program offerings and market consolidation continue to evolve in the markets served by MCI WorldCom and Sprint. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, the Company's traffic will also likely be reduced, and the Company's pricing may be reduced to respond to competitive pressures. The Company is unable to predict the effect on the Company of such changes, however given the materiality of other common carriers revenues to the Company, a significant reduction in traffic or pricing could have a material adverse effect on the Company's financial position, results of operations and liquidity.

The Company provided private line and private network communication products and services, including SchoolAccess(TM) private line facilities, to approximately 1,269 commercial and government accounts in 1998. Approximately 7.9%, 7.1% and 8.5% of total revenues were generated by these products and services during the years ended December 31, 1998, 1997 and 1996, respectively.

Although the Company has several agreements to facilitate the origination and termination of international toll traffic, it has neither foreign operations nor export sales (see Part I, Item 1. Business, Foreign and Domestic Operations and Export Sales).

Competition. The long-distance industry is intensely competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, the types of services offered, customer service, billing services, perceived quality, reliability and availability. Certain of the Company's competitors are substantially larger and have greater financial, technical and marketing resources than the Company. Although the Company believes it has the human and technical resources to pursue its strategy and compete effectively in this competitive environment, its success will depend upon its ability to profitably provide high quality, high value services at prices generally competitive with, or lower than, those charged by its competitors.

In the long-distance market, the Company competes against AT&T Alascom, ATU, the Matanuska Telephone Cooperative, certain smaller rural LEC affiliates, and may in the future compete against new market entrants. AT&T Alascom, the Company's principal competitor in long-distance services, has substantially greater resources than the Company. This competitor's interstate rates are integrated with those of AT&T Corp. and are regulated in part by the FCC. While the Company initially competed based upon offering substantial discounts, those discounts have been eroded in recent years due to lowering of prices by AT&T Alascom and entry of other competitors into the long-distance markets served by the Company. Under the terms of AT&T's acquisition of Alascom, AT&T Alascom rates and services must mirror those offered by AT&T, so changes in AT&T prices indirectly affect the rates and services of the Company. AT&T's and AT&T Alascom's interstate prices are regulated under a price cap plan whereby their rate of return is no longer regulated or restricted. Price increases by AT&T and AT&T Alascom generally improve the Company's ability to raise its prices while price decreases pressure the Company to follow. The Company believes it has, so far, successfully adjusted its pricing and marketing strategies to respond to AT&T and other competitors' pricing practices. However, if competitors significantly lower their rates, the Company may be forced to reduce its rates, which could have a material adverse effect on the Company.

As allowed under the 1996 Telecom Act, ATU and other LECs entered the interstate and international long-distance market, and pursuant to APUC authorization, entered the intrastate long-distance market in 1997. ATU and other LECs resell other carriers' services in the provision of their interstate and intrastate long-distance services

A carrier has publicly announced that it has begun construction of fiber optic facilities connecting points in Alaska to the lower 48 states, with service expected to commence in 1999. An additional fiber system would provide direct competition to the Company's provision of service on its owned fiber optic facilities. The Company believes it can successfully compete with products and services offered by the competing carrier.

In the wireless communications services market, the Company's PCS business expects to compete against the cellular subsidiaries of AT&T and ATU in the Anchorage market and the cellular subsidiaries of PTI and others outside of Anchorage.

Cable Services
Industry. The programmed video services industry includes traditional broadcast television, cable television, wireless cable, and DBS systems. Cable television providers have added non-broadcast programming, utilized improved technology to increase channel capacity and expanded service markets to include more densely populated areas and those communities in which off-air reception is not problematic. Broadcast television stations including network affiliates and independent stations generally serve the urban centers. One or more local television stations may serve smaller communities. Rural communities may not receive local broadcasting or have cable systems but may receive direct broadcast programming via a satellite dish.

In Alaska, cable television was introduced in the 1970s to provide television signals to communities with few or no available off-air television signals and to communities with poor reception or other reception difficulties caused by terrain interference. Since that time, as on the national level, the cable television providers in Alaska have added non-broadcast programming.

Advancements in technology, facility upgrades and network expansion to enable migration to digital programming are expected to have a significant impact on cable services in the future. The industry is expected to be challenged by changing federal, state and local regulations, intense competition, and uncertain technologies and standards.

Acquisitions and mergers are shaping the cable industry in a technological convergence similar to what is happening in the telecommunications industry. AT&T has received stockholder and regulatory approvals and closed its $48 billion takeover of cable television provider Tele-Communications Inc. in February 1999, gaining the last mile connection to homeowners with fiber and coaxial cable over which it is expected to sell online access and Internet phone service. AT&T is also negotiating with other cable companies for access to their lines.

Convergence of TV and the Internet isn't expected to become a widespread phenomenon until at least 2000. Analysts expect that as many as 5 million cable subscribers may sign up in 1999 for high-speed cable modems that will give them access to the Internet. The Company is currently offering such high-speed cable modem access in the Anchorage area.

Basic cable pricing is expected to be impacted by two forces; possible reimposition of rate regulations and additional competition from wireless cable providers. After averaging 3.4% growth for the last five years, industry analysts project that cable subscriber growth in 1999 may slow to 1.8%, or 66.6 million homes. Industry analysts predict that cable providers may see a 12% hike in ad revenues, to $6.9 billion.

Direct-broadcast satellite operators increased their subscriptions by approximately 39% in 1998, to 8.9 million, according to industry analysts. The industry is expected to add 2.6 million subscribers in 1999. With digital transmissions and compression, cable operators are better able to offer a variety and quality of channels to rival DBS, with pay-per-view choices that can approximate video-on-demand.

Digital video is projected to grow significantly over the next three to four years as cable network upgrade efforts are completed and the cost of digital set-top technology decreases. Margins related to digital programming are expected to climb due to the ability to reuse programming at low or no incremental cost.

Analysts believe data services will be an additional opportunity for cable providers in the next three to five years and that cable will be the most widely available, most cost efficient way to access the Internet at very high speeds and with high video quality. The incremental opportunity for cable from data may rival that of digital video according to industry analysts. Additional opportunities are expected in voice-over cable applications that will allow cable providers to offer local telephone service to cable subscribers.

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

General. As a result of acquisitions completed effective October 31, 1996, the Company has become Alaska's leading cable television service provider to residential, commercial and government users in the State of Alaska. The Company's cable television systems serve 26 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks, and Juneau. The state-wide Company cable systems consist of approximately 1,806 miles of installed cable plant having 300 to 550 MHz of channel capacity.

The Company completed a $12.5 million upgrade in 1998 that significantly increased the capacity and reliability of the Anchorage and Juneau cable systems. The Company laid more than 200 miles of fiber optic cable in Anchorage and increased the carrying capacity of 900 miles of cable television line from 450 MHz to 550 MHz.

The result of such upgrades is an increase in channel capacity and system reliability, facilitating the delivery of additional video programming and new services such as enhanced video, high-speed Internet access and telephony, and the capability to support two-way applications such as cable modems and digital cable. The Company completed field testing and deployed its digital converter cable service in Anchorage in 1998. Digital compression has enabled the Company to increase the channel capacity of its Anchorage cable communications systems to more than 100 channels, provide digital audio channels, as well as improve picture and sound quality.

Products. The programming services offered to subscribers of the Company's cable television systems differ by system (all information as of December 31, 1998).

Anchorage, Bethel, Kenai and Soldotna systems. Each system offers a basic service. In addition, Anchorage and Bethel offer a CPS. A NPT is only offered in the Anchorage cable system. The Anchorage system, which is located in the urban center for Alaska, is fully addressable, with all optional services scrambled, aside from the broadcast basic. Kenai, Soldotna, and Bethel had fewer channels, less service options and less an urban orientation, and use traps for program control. As a result, these smaller systems do not have access to pay-per-view services.

The composition and rates of the levels of service vary between the systems. The Anchorage cable system offers a basic service that includes 21 channels. The Anchorage cable system offers a CPS that includes 29 channels at an additional cost. Subscribers, for an additional cost, receive the six channel NPT service which includes TNT, CNN, Discovery, MSNBC, Outdoor Life and the Sci-/Fi Channel. The Bethel cable system offers a basic service and a CPS of 13 channels for an additional cost per month. Basic service for the Kenai/Soldotna cable system consisted of 32 channels. Pay TV services are available either individually or as part of a value package. Commercial subscribers such as hospitals, hotels and motels were charged negotiated monthly service fees. Apartment and other multi-unit dwelling complexes received basic services at a negotiated bulk rate.

Fairbanks, Juneau, Ketchikan and Sitka systems. The programming services currently offered to subscribers are structured so that each cable system offers a basic service and a CPS. Each of the cable systems has different basic service packages at different rates. Fairbanks, the second largest city in Alaska, has a fully addressable system and offers a 12 channel basic and 33 channel CPS tier. Three channels of pay-per-view are available to basic and CPS subscribers. Fairbanks, North Pole, Fort Wainwright, and Eielson Air Force Base are all served by the Fairbanks headend and have the same lineup. Fort Greely, a remote military post, is a stand-alone system, which is fully addressable. Fort Greely has 8 basic channels, a 21 channel CPS tier, and 1 pay-per-view channel available to all subscribers. The Juneau cable system offers a 13 channel basic service package and a Tier 1 that includes basic service plus an additional 4 channels. The system also offers a CPS Tier 2 that consists of basic service plus Tier 1 service and additional 40 channels. The Ketchikan system offers a 9 channel basic service and a CPS Tier 1 that consists of basic service plus 33 additional channels. The system also offers a NPT Tier 2 that consists of basic service, the CPS Tier 1 and an additional 5 channels. The Sitka system offers an 8 channel basic service. Expanded basic service includes basic service plus 40 additional channels.

The Juneau system was upgraded in 1998. The Ketchikan and Sitka systems are expected to be upgraded in 2000. The Juneau upgrade consisted of extending the bandwidth to 550Mhz, activating the reverse and introducing advanced analog set top boxes. The new set tops allowed Juneau subscribers access to impulse pay per view including highly secured 24 hour adult products, 30 channels of CD quality music and a new on screen navigator.

Kodiak, Valdez, Cordova, Petersburg, Wrangell, Kotzebue and Nome systems. These systems offer up to 30 channels of the most popular basic cable channels, as well as the major broadcast networks, packaged into three levels of service. In Nome, Kotzebue and Cordova, basic service consists of three channels, one of which is a PBS channel. PBS service is also included with the 10 channels of basic service in Kodiak, 7 in Valdez and 5 each in Wrangell and Petersburg. In addition, Wrangell and Petersburg have matching line-ups with 30 channel CPS tiers, 10 channel NPT tiers and 5 channels of premium service. Nome offers a 23 channel CPS Tier 1, 9 channel CPS Tier 2 and 5 channels of premium service. Kotzebue closely matches Nome with the exception of one less channel in both CPS Tier 1 and premium offering. In addition to basic service, Cordova offers a 22 channel CPS Tier 1, 10 Channel CPS Tier 2 with 4 premium channels available.

In 1998,  system  upgrades  were  completed in Kodiak and Valdez.  In Kodiak,  6 channels were added to basic service. The CPS tier added 8 new channels including Disney which was formally a premium service. The NPT tier was reduced to 11 channels with 2 new networks. Premium services were repackaged for better value. The total available channels are now 47. Nome and Kotzebue systems are being upgraded with completion expected in March 1999. The upgrade will allow the launch of additional programming and the shift of Disney from premium to tier service. The Cordova system is expected to be upgraded in 2000.

Seward system. The Seward cable system was upgraded in 1997. Total channels were increased to 49, packaged in two levels of service. Basic service was expanded from 3 to 8 channels. CPS had 30 channels (including basic service) and was expanded to 44. All of the channels, with the exception of local origination programming and a single translator channel licensed to the City of Seward, were received via satellite. In addition there were five channels of premium pay services. The system is fully addressable. The system provides 12 channels to 300 outlets in a State of Alaska correction facility through a separate receive and headend site.

Homer system. The Homer cable system was upgraded in 1997. Total channels were increased to 50 packaged into two levels of service. Basic service was expanded from 8 channels to 12. CPS had 36 channels (including basic service channels) and was expanded to 45 channels. All of the channels, with the exception of four local translator channels and local origination programming, are received via satellite. In addition, five channels of premium pay services are offered. The system is fully addressable.

Facilities. The Company's cable television businesses are located in Anchorage, Eagle River, Chugiak, Peters Creek, Kenai, Soldotna, Bethel, Fort Richardson, Elmendorf Air Force Base, Fairbanks, Fort Wainwright, North Pole, Fort Greely, Eielson Air Force Base, Juneau, Sitka, Ketchikan, Petersburg, Wrangell, Cordova, Homer, Sitka, Valdez, Kodiak, Kotzebue, and Nome, Alaska. Company facilities include cable plant and head-end distribution equipment. Certain of the head-end distribution centers are colocated with customer service and administrative offices.

Customers. As of December 31, 1998 the Company cable systems passed approximately 171,000 homes or approximately 77% of all households in Alaska, and served approximately 112,000 subscribers. 1998 revenues derived from cable television services totaled $57.6 million, or 23.4% of total revenues in 1998. As of December 31, 1997 the Company cable systems passed approximately 167,500 homes or approximately 78% of all households in Alaska, and served approximately 108,000 subscribers. 1997 revenues derived from cable television services totaled $55.2 million, or 24.7% of total revenues.

Competition. A number of cable operators other than the Company provide cable service in Alaska. All of these companies are relatively small, with the largest having fewer than 6,500 subscribers. Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services, Internet services and home video products, including videotape cassette and video disks. The extent to which a cable television system is competitive depends, in part, upon the cable system's ability to provide quality programming and other services at competitive prices.

The Company's Fairbanks, Alaska system faces significant competition from alternative cable television providers. Upgrades to the Company's Fairbanks facilities, expanded product offerings and increased marketing efforts are expected to increase market penetration from 45.6% at December 31, 1998. The Company's average market penetration rate for all systems was 61.4% at December 31, 1998.

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

The Cable Systems face limited additional competition from private SMATV systems that serve condominiums, apartment and office complexes and private residential developments. The operators of these SMATV systems often enter into exclusive agreements with building owners or homeowners' associations. Due to the widespread availability of reasonably priced earth stations, SMATV systems now can offer both improved reception of local television stations and many of the same satellite-delivered program services offered by franchised cable systems. The ability of the Cable Systems to compete for subscribers in residential and commercial developments served by SMATV operators is uncertain. The 1996 Telecom Act gives cable operators greater flexibility with respect to pricing of cable television services provided to subscribers in multi-dwelling unit residential and commercial developments. It also broadens the definition of SMATV systems not subject to regulation as a franchised cable television service.

The availability of reasonably-priced HSD earth stations enables individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. Furthermore, the 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSD owners certain satellite-delivered cable programs at competitive costs.

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

DBS systems are expected to use video compression technology to increase the channel capacity of their systems to provide movies, broadcast stations and other program services competitive with those of cable systems. The extent to which DBS systems are competitive with the service provided by cable systems depends, among other things, on the availability of reception equipment at reasonable prices and on the ability of DBS operators to provide competitive programming. DBS services do not currently provide local programming and DBS signals are subject to degradation from atmospheric conditions such as rain and snow. The receipt of DBS signals in Alaska currently has the disadvantage of requiring subscribers to install larger satellite dishes (generally three to six feet in diameter) because of the weaker satellite signals currently available in northern latitudes. In addition, existing satellites have a relatively low altitude above the horizon when viewed from Alaska, making their signals subject to interference from mountains, buildings and other structures. This could change in the future as more transponder space becomes available in the western arc through consolidation of DBS operators.

Cable television systems also compete with wireless program distribution services such as MMDS providers which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by several of the Company's cable systems, including Anchorage, Fairbanks and Juneau. Additionally, the FCC has allocated frequencies in the 28 gHz band for a new multichannel wireless video service similar to MMDS. MMDS operations have the disadvantage of requiring line-of-sight access, making their signals subject to interference from mountains, buildings and other structures, and are subject to interference from rain, snow and wind. In 1997 ATU purchased a minority interest in a MMDS provider that currently provides service in some portions of Anchorage and Fairbanks. At this time, the MMDS service has not been integrated with ATU's telecommunications services. The Company is unable to predict whether wireless video services will have a material impact on its operations.

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

Local Access Services
Industry. 1998 was distinguished by a continuing lack of significant progress in opening the local access market up to competition on an industry-wide basis. While the most lucrative business customers have benefited from increased choice and lower prices, residential customers in most areas will have to wait as long-distance companies and CLECs drive to lower access costs through regulatory relief, development of their own local access solutions such as telephony over cable, LMDS wireless access, or the use of third party suppliers.

Use of the Internet and expansion in the use of LANs and WANs have generated an increased demand for access lines. In the home, the growing use of computers, faxes, and the Internet led to increases in access lines and usage. The emergence of new services, including digital cellular, personal communications services, interactive TV, and video dial tone, has created opportunities for significant growth in local loop services. These opportunities are also laying the foundation for a restructuring of the newly competitive local loop services market. Not only are competitors entering the core business of the local telephone companies, but they are beginning to pursue the fast-growing markets that previously were closed to them, such as consumer video.

General. The Company's local access services division entered the local services market in Anchorage in 1997, providing services to residential, commercial, and government users. The Company can access approximately 93% of Anchorage area local loops from its collocated remote digital facilities and DLC installations.

The Company has experienced significant difficulty in successfully converting customers from the ILEC, due to, among other factors, a lack of access to the ILEC's operational support systems that would allow the Company to access its customer's information held by the ILEC, lack of adequate state-level regulations supporting local competition, and disputes with the ILEC over interpretation of interconnection and arbitration agreements. In spite of strong demand, in the third and fourth quarters of 1998 the Company delayed active marketing to residential local service customers in Anchorage. The Company will continue to pursue resolution of these existing operational and interconnection issues while continuing to develop alternative methods of local entry.

Products. The Company began offering local exchange services initially in Anchorage during late September 1997. The Company's DLC system allows it to offer full featured, switched-based local service products to both residential and commercial customers. In areas where the Company does not have access to loop facilities, it offers resale of the ILEC's local service.

The Company offers a number of specially priced package offerings and offers the only local customer service representatives in Alaska who are available 24 hours a day. Features offered include enhanced call waiting, caller ID, caller ID on call waiting, free caller ID box, anonymous call rejection, call forwarding, call forward busy, call forward no answer, enhanced call waiting, fixed call forwarding, follow me call, intercom service forwarding, multi-distinctive ring, per line blocking, selective call forwarding, selective call acceptance, selective call rejection, selective distinctive alert, speed calling, three way calling, voice mail, inside wire repair plan, non-listed number, and non-published number.

Facilities. During 1997 the Company installed a host 5ESS switching system. Additionally the Company collocated six remote facilities beside or within the ILEC's local switching offices to access unbundled loop network elements and installed a DLC system beside a smaller, seventh ILEC wire center. These remote and DLC facilities are interconnected to the host switch via Company-owned diversely routed fiber optic links. During 1998, the Company expanded its capacity at each of the remote facilities to allow access to approximately 79,000 Anchorage loops. Additionally, the Company provided its own facilities-based services to over 80 of

Anchorage's larger business customers through further expansion and deployment of SONET fiber transmission facilities, leased and HDSL T-1 facilities, and DLC facilities.

Customers. The Company had approximately 28,300 and 3,300 active lines in service from Anchorage subscribers to its local access services at December 31, 1998 and 1997, respectively. 1998 and 1997 revenues derived from local access services totaled $9.9 million and $610,000, respectively, representing approximately 4.0% and 0.3% of the Company's total revenues in 1998 and 1997, respectively. Approximately 1,000 additional lines were sold and awaiting connection at December 31, 1998.

Competition. In the local exchange services market, the Company believes that the 1996 Telecom Act, judicial decisions, and state legislative and regulatory developments will increase the likelihood that barriers to local exchange competition will be substantially reduced or removed. These initiatives include requirements that LECs negotiate with entities such as the Company to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the ILECs.

LECs in Alaska outside of Anchorage have a "rural exemption" from some of their obligations until and unless the exemption is examined and not continued by the APUC. Certain pricing provisions of the FCC's Interconnection Decision implementing the interconnection portions of the 1996 Telecom Act have been challenged and were stayed by the U.S. Court of Appeals for the Eighth Circuit, on a jurisdictional basis. The United States Supreme Court, in February 1999, upheld the jurisdictional basis of the FCC's decisions, and has remanded the proceeding back to the Eighth Circuit for further proceedings. In addition the 1996 Telecom Act expressly prohibits any legal barriers to competition in intrastate or interstate communications service under state and local laws. The 1996 Telecom Act further empowers the FCC, after notice and an opportunity for comment, to preempt the enforcement of any statute, regulation or legal requirement that prohibits, or has the effect of prohibiting, the ability of any entity to provide any intrastate or interstate telecommunications service. See
Part I, Item 1. Business, Regulation, franchise authorizations and tariffs for more information.

In the local exchange market, the Company will compete against various ILECs including ATU in Anchorage and PTI in Juneau. PTI acquired the local exchange portion of the Fairbanks Municipal Utilities System in 1997 and now provides local exchange services in Fairbanks. The ACS acquisition of ATU is expected to close in 1999. ACS management includes former executives of PTI. See - Part I,
Item 1. Business, Historical development of the Company's business during the past fiscal year Local Access Services for more information.

In early 1997 the Company received approval from the APUC to provide local exchange services throughout ATU's existing service area. The APUC also approved an interconnection agreement negotiated and arbitrated between the Company and ATU pursuant to the terms of the 1996 Telecom Act. The Company now offers local exchange services to substantially all consumers in the ATU service area, primarily through its own facilities and unbundled local loops leased from ATU.

The Company intends to enter new markets, particularly Juneau and Fairbanks, with its local access services. Full competitive entry into new markets is subject to approval by the APUC. See -Regulation, Franchise Authorizations and Tariffs, Telecommunications Operations for more information.

The 1996 Telecom Act also provides ILECs with new competitive opportunities. The Company believes that it has certain advantages over these companies in providing its telecommunications services, including the Company's brand awareness by Alaskan customers, its facilities based telecommunications network, and management's prior experience in, and knowledge of, the Alaskan market. The 1996 Telecom Act provides that rates charged by ILECs for interconnection to the incumbent carrier's network are to be nondiscriminatory and based upon the cost of providing such interconnection, and may include a "reasonable profit," which terms are subject to interpretation by regulatory authorities. If ILECs charge alternative providers (such as the Company) unreasonably high fees for interconnection to the LECs' networks, or significantly lower their retail rates for local exchange services, the alternative provider's local service business could be placed at a significant competitive disadvantage.

Internet Services
Industry. The Internet continues to expand at a significant rate, with the number of sites almost doubling each year. In February 1998 there were more than 29 million sites on the Internet worldwide, with a projected 90 million connected by the turn of the century. The signs are that the Internet will become as commonplace as the TV in a few years. Analysts predict that the amount of Internet traffic will likely continue to rise as fast as capacity allows for the foreseeable future. Voice over the Internet may have a major impact on business and the entire telecommunications industry in the future.

The use of Intranets has significantly increased, with an estimated 60 to 70 percent of US corporations using an Intranet. Current growth rates suggest that 138 million people worldwide will be connected from their desks to an in-house Intranet by 2001.

An Intranet allows information to be decentralized in an organization. It uses Internet-compatible standards, available on virtually any computer. An Intranet is also - by mainframe computer standards - fast and inexpensive to set up. This adds to its appeal, particularly for larger companies with complex legacy data systems.

Industry analysts believe that one of the key tools for business advantage over the next two years will be the Extranet. This is an Intranet (internal, secure, full of sensitive data) connected to trusted customers and suppliers. Implementing an Extranet creates the concept of the virtual enterprise, in which all the organizations in a supply chain integrate their systems and operations. This concept is not new, but has been achieved in the past using EDI on private networks. Extranets promise to remove many of the obstacles which have prevented firms from sharing their data (stock levels, production schedules, demand forecasts) with customers and suppliers. However, there are issues of standards, lack of consumer confidence and security.

Music sits perfectly in the digital stream so it comes as no surprise that leading record companies and music retailers are selling direct over the Internet. According to industry analysts, CD sales to date are small - $47 million in 1997 - but are predicted to grow fast. Technology may turn products into a service, delivered over the Internet.

Concerns about Internet-based commerce remain. One serious preoccupation is that an overloaded Internet might crash. However, capacity on the Internet continues to increase. Technology enables fiber to carry more data, and more cables and satellite channels are being introduced. In 1995, the world's entire telecom traffic amounted to a data rate of a terabit a second. Currently, a single optical fiber strand can carry three times that data.

While more viewers are tuning out television networks, they're logging onto the Internet. In 1999, 43.9 million American households are expected by industry analysts to be able to go online, roughly 43% of the country raising online-shopping revenues by a projected 69%, to $11.9 billion, while advertising revenues will increase by a projected 62%, to $3.3 billion.

Major court decisions and legislative action are expected to shape the worldwide Internet in 1999, including
     -    the impact of the U.S. vs. Microsoft antitrust trial,
     -    possible  recognition  that  traditional   encryption   regulation  is
          obsolete,
     - minimum-regulation approaches to information privacy as a new consumer movement tries to use international privacy law to rein in the behavior of large corporations in the U.S. economy,
     - the potential for continuing increases in inexperienced investors investing through online brokers and increased instances of investor losses that lead to arbitration claims against the brokers,
     - the impact of more Internet patents preventing others from doing certain things, such as designing and maintaining certain types of Web sites,
     -    the legality of hyperlinking without permission,

     - pending re-introduction of database legislation in Congress that would create a new form of intellectual property in databases,
     - decisions regarding whether cryptographic source code is First Amendment speech, and hence exportable, or that no program is covered by the First Amendment,
     - renewed calls by the FBI and others for domestic controls of obscenity-related cryptography, and
     -    the  development  of rating and filtering  systems  outside the United
          States.

General. The Company's Internet services division entered the Internet services market in 1998, providing retail services to residential, commercial, and government users and providing wholesale carrier services to other ISPs. Cable network upgrades in the Anchorage area have allowed the Company to offer high-speed cable modem Internet access, the first of its kind in Alaska.

Products. The Company currently offers two types of Internet access for residential use: dial up Internet access and high-speed cable modem Internet access. The Company's initial residential high-speed cable modem Internet service offers 256 kilobits per second access speed as compared with up to 56 kilobits per second access through standard copper wire modem access. Free 24-hour customer service and technical support via telephone or online are provided. The service also offers free data transfer up to five gigabytes per month and can be left connected 24-hours-a-day, 365-days-a-year, allowing for real-time information and e-mail access.

The Company believes cable modem services will be the next generation of Internet access. This service is expected to appeal to families, professionals who work-at-home, educators, those involved in electronic commerce and people who enjoy interactive computer games. Cable modem access overcomes the limitations of slower dial-up service and the higher cost of dedicated Internet services and provides always-available, high-speed access to the Internet. Cable modems use Company owned coaxial cable that provides cable television service, instead of the traditional copper wire from the ILEC. Coaxial cable has a much greater carrying capacity than telephone wire and can be used to simultaneously deliver both cable television and Internet access services.

The Company currently offers several Internet service packages for commercial use: Dial up access, frame relay and high-speed cable modem Internet access. The Company's business high-speed cable modem Internet service offers access speeds ranging from 128 kilobits per second to 512 kilobits per second, free monthly data transfers of up to 25 gigabytes and free 24-hour customer service and technical support. Business services also include dedicated Internet access, a personalized web page and e-mail addressing.

Significant new marketing campaigns were introduced in February and March 1999 featuring bundled residential and commercial Internet products. Additional bandwidth was made available to the Company's Internet segment resulting from completion of the Alaska United Project as previously described. The new Internet offerings are coupled with the Company's long-distance and local services offerings and provide free basic Internet services if certain long-distance or local services plans are selected. Value-added Internet features are available for additional charges.

The Company provides Internet access for Alaska schools using a platform including many of the latest advancements in technology. Services are delivered through a locally available circuit, existing Company lines, or satellite earth stations.

Facilities. The Internet is an interconnected global public computer network of tens of thousands of packet-switched networks using the Internet protocol. The Internet is effectively a network of networks routing data throughout the world. Access to the Internet is provided by the Company using a platform including many of the latest advancements in technology. The physical platform is concentrated in Anchorage and is extended into many remote areas of the state. The Company's Internet platform includes:

     - A frame relay trunk connecting the Anchorage POP to an Internet access point in Seattle.
     - Routers on each end of the frame relay trunk to control the flow of data over the trunk.

     - The Anchorage POP consists of a main router, a bank of servers that perform proxy and cache functions, database servers providing authentication and user demographic data, and access servers for dial in users.

SchoolAccess(TM) Internet service delivery to over 152 schools in rural Alaska is accomplished by three variations on primary delivery systems:

     - In communities where the Company has terrestrial interconnects or existing service over regional earth stations, the Company has configured intermediate distribution POPs. Schools that are within these service boundaries are connected locally to one of those POPs.
     - In communities where the Company has extended telecommunications services via its DAMA earth station program, SchoolAccess(TM) is provided via a satellite trunk circuit to an intermediate distribution POP at the Eagle River Earth Station.
     - In communities or remote locations where the Company has not extended telecommunications services, SchoolAccess(TM) is provided via a dedicated (usually on premise) DAMA VSAT satellite station. The DAMA connects to an intermediate distribution POP located in Anchorage.

In all cases, Internet access is delivered to a router located at the service point. The Company's Internet management platform constantly monitors this demarcation router; continual communication is maintained with all of the routers in the network. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance. The management platform has the capability to remotely access the routers, permitting changes in router configuration without the need to physically be at the service point.

GCI.net offers a unique combination of innovative network design and aggressive performance management. The new Internet platform has received a certification of Cisco Powered Network status, placing it in the top one percent of all service providers worldwide and the only ISP in Alaska with such designation.

The Company operates and maintains what it believes is the largest, most reliable, and highest performance Internet network in the State of Alaska.

Customers. The Company had approximately 7,200 active residential subscribers to its Internet service at February 9, 1999. 1998 revenues derived from Internet services totaled $4.6 million, representing approximately 1.9% of the Company's total revenues.

Competition. The Internet industry is intensely competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, the types of services offered, customer service, billing services, perceived quality, reliability and availability. Although the Company believes it has the human and technical resources to pursue its strategy and compete effectively in this competitive environment, its success will depend upon its ability to profitably provide high quality, high value bundled services at prices generally competitive with, or lower than, those charged by its competitors.

As of December 31, 1998, the Company competed with more than 25 Alaska based Internet providers, and competed with other domestic, non-Alaska based providers that provide national service coverage. Several of the providers have substantially greater financial, technical and marketing resources than the Company. The Company has, so far, successfully adjusted its pricing and marketing strategies to respond to competitors' pricing practices.

Environmental Regulations
The Company and its subsidiaries may undertake activities which, under certain circumstances may affect the environment. Accordingly, they are subject to federal, state, and local regulations designed to preserve or protect the environment. The FCC, the Bureau of Land Management, the U.S. Forest Service, and the National Park Service are required by the National Environmental Policy Act of 1969 to consider the environmental impact prior to the commencement of facility construction. Management believes that compliance with such regulations has no material effect on the Company's consolidated operations. The principal effect of Company facilities on the environment would be in the form of construction of facilities and networks at various locations in Alaska and between Alaska and Seattle Washington. Company facilities have been constructed in accordance with federal, state and local building codes and zoning regulations whenever and wherever applicable. Some facilities may be on lands that may be subject to state and federal wetland regulation.

Uncertainty as to the applicability of environmental regulations is caused in major part by the federal government's decision to consider a change in the definition of wetlands. Most of the Company's facilities are on lands leased by the Company, and, with respect to all of these facilities, the Company is unaware of any violations of lease terms or federal, state or local regulations pertaining to preservation or protection of the environment.

The Company's Alaska United project consists, in part, of deploying land-based and undersea fiber optic cable facilities between Anchorage, Whittier, Valdez, and Juneau, Alaska and Seattle, Washington. The engineered route passes over wetlands and other environmentally sensitive areas. The Company believes its construction methods used for buried cable have a very minimal impact on the environment. The agencies, among others, that are involved in permitting and oversight of the Company's cable deployment efforts are the US Army Corps of Engineers, The National Marine Fisheries Service, US Fish & Wildlife, US Coast Guard, National Oceanic and Atmospheric Administration, Alaska Department of Natural Resources, and the Alaska Office of the Governor - Governmental Coordination. The Company is unaware of any violations of federal, state or local regulations or permits pertaining to preservation or protection of the environment.

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

Patents, Trademarks, Licenses, Certificates of Public Convenience and Necessity, and Military Franchises
Neither the Company nor its affiliates hold patents, franchises or concessions for telecommunications services or local access services. The Company holds registered service marks for the terms SchoolAccess(TM), Free Fridays for Business(TM) and Unlimited Weekends(TM). The Communications Act of 1934 gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communication. The Company through its long-distance services industry segment holds licenses for its satellite and microwave transmission facilities for provision of its long-distance services. The Company acquired a license for use of a 30-megahertz block of spectrum for providing PCS services in Alaska. The PCS license has an initial duration of 10 years. The Company expects to renew the PCS license for an additional 10-year term under FCC rules. The Company acquired a LMDS license in 1998 for use of a 150-megahertz block of spectrum in the 28 gigahertz Ka-band for providing wireless services. The LMDS license has an initial duration of 10 years. Within 10 years, licensees will be required to provide 'substantial service' in their service regions. The Company's operations may require additional licenses in the future.

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

Regulation, Franchise Authorizations and Tariffs
The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state, and local regulation and legislation affecting the Company's businesses. Other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which these industries operate. Neither the outcome of these proceedings nor their impact upon the industries in which the Company operates or the Company itself can be predicted at this time.

Telecommunications Operations. The following is a summary of federal laws, regulations and tariffs, and a description of certain state and local laws pertaining to the telecommunications operations of the Company (long-distance, local access and wireless).

General. The Company is subject to regulation by the FCC and by the APUC as a non-dominant provider of long-distance services. Among other regulatory requirements, the Company is required to file tariffs with the FCC for interstate and international service, and with the APUC for intrastate service but such tariffs routinely become effective without intervention by the FCC, APUC or other third parties since the Company is a non-dominant carrier. The Company received approval from the APUC in February 1997 to permit the Company to provide local access services throughout ATU's existing service area. Military franchise requirements also affect the Company in its provision of telecommunications and cable television services to military bases.

Because the Company is authorized to offer local access services in Anchorage, it is regulated as a CLEC by the APUC. In addition, the Company will be subject to other regulatory requirements, including certain requirements imposed by the 1996 Telecom Act on all LECs, which requirements include permitting resale of LEC services, number portability, dialing parity, and reciprocal compensation.

As a PCS and LMDS licensee, the Company is subject to regulation by the FCC, and must comply with certain buildout and other conditions of the license, as well as with the FCC's regulations governing the PCS and LMDS services. On a more limited basis, the Company may be subject to certain regulatory oversight by the APUC (e.g., in the areas of consumer protection), although states are not permitted to regulate the rates of PCS, LMDS and other commercial wireless service providers. PCS and LMDS licensees may also be subject to regulatory requirements of local jurisdictions pertaining to, among other things, the siting of tower facilities.

1996 Telecom Act and Related Rulings. A key industry development was passage of the 1996 Telecom Act that was signed into law February 8, 1996. The Act is intended by Congress to open up the marketplace to competition and has had a dramatic impact on the telecommunications industry. The legislation breaks down the old barriers that prevented three groups of companies, the LECs, including the RBOCs, the long-distance carriers, and the cable TV operators, from competing head-to-head with each other. The Act requires LECs to let new competitors into their business. It also requires the LECs to open up their networks to ensure that new market entrants have a fair chance of competing. The bulk of the legislation is devoted to establishing the terms under which the LECs must open up their networks.

Enactment of the bill affected local exchange service markets almost immediately by requiring states to authorize local exchange service competition. Competitors, including resellers are able to market new bundled service packages to attract customers. Over the long term, the requirement that LECs unbundle access to their networks may lead to increased price competition. Local exchange service competition may not take hold immediately because interconnection arrangements are not in place in most areas.

In August 1996, the FCC adopted rules and regulations, including pricing rules (the "Pricing Rules") to implement the local competition provisions of the 1996
Telecom  Act,   including   with  respect  to  the  terms  and
conditions of interconnection with LEC networks and the standards governing the purchase of unbundled network elements and wholesale services from LECs. These implementing rules rely on state public utilities commissions to develop the specific rates and procedures applicable to particular states within the framework prescribed by the FCC.

On July 18, 1997, the United States Court of Appeals for the Eighth Circuit issued a decision holding that the FCC lacks authority to establish pricing rules to implement the sections of the local competition provisions of the 1996 Telecom Act applicable to interconnection with LEC networks and the purchase of unbundled network elements and wholesale services from LECs. Accordingly, the Court vacated the rules that the FCC had adopted in August 1996, and which had been stayed by the Court since September 1996. However, since the stay was issued, most states have used the Pricing Rules as guidelines in establishing permanent rates, or interim rates that will apply pending the determination of permanent rates in subsequent state proceedings. Nevertheless, there can be no assurance that the prices and other conditions established in each state will provide for effective local service entry and competition or provide the Company with new market opportunities.

On October 14, 1997, the Eighth Circuit Court of Appeals vacated an FCC Rule that had prohibited ILECs from separating network elements that are combined in the LEC's network, except at the request of the competitor purchasing the elements. This decision increased the difficulty and costs of providing competitive local access services through the use of unbundled network elements purchased from the ILECs.

On January 25, 1999, the United States Supreme Court issued a decision reversing in material part the decisions of the Eighth Circuit, and specifically upholding the authority of the FCC to establish pricing rules and preventing the separation of network elements that are already combined. The Supreme Court remanded the cases to the Eighth circuit for further proceedings consistent with its decision.

In 1997, the FCC issued important decisions on the structure and level of access charges and universal service. These decisions will impact the industry in several ways, including the following:

     - An additional subsidy was created to support telecommunications services for schools, libraries and rural health care providers. All carriers providing telecommunications services are required to fund this program, which is capped at $2.7 billion per year. However, LECs can pass their portion of these costs on to long-distance carriers.
     - Per-minute interstate access rates charged by LECs will decline over time to become cost-based.
     - Certain monthly flat-rate charges paid by some local telephone customers increased beginning in 1998.
     - Certain per-minute access charges paid by long-distance companies were converted to flat monthly charges based on pre-subscribed lines.
     - A basis has been established for replacing implicit access subsidies with an explicit interstate universal service fund beginning in 1999.

A number of LECs, long-distance companies and others have appealed some or all of the FCC's orders. The effective date of the orders has not been delayed, but the appeals are expected to take a year or more to conclude. The impact of these FCC decisions on the Company is difficult to determine, but is not expected to be material.

Some BOCs have also challenged the 1996 Telecom Act restrictions on their entry into long-distance markets as unconstitutional. A federal district court in Wichita Falls, Texas, ruled the restrictions unlawful because they constituted a legislative act that imposed punishment without a judicial proceeding. The United States government and others filed appeals of this decision. The federal district court delayed implementing its decision pending resolution of the appeals. The Company is unable to predict the outcome of such rulemakings or litigation or the substantive effect (financial or otherwise) of the 1996 Telecom Act and the rulemakings on the Company.

On January 26, 1998, the United States Supreme Court agreed to review the aforementioned decisions of the Eighth Circuit Court of Appeals. Under the normal procedures of the Court, arguments were heard and a decision is expected in 1999.

In February 1999 the U.S. Supreme Court lifted a court order that barred the FCC from imposing local phone competition rules on the five Bell companies as a condition for allowing them to offer long-distance service. The decision was widely expected. The justices, without comment, voided a second Eighth Circuit Court of Appeals opinion. The lower court had barred the FCC from imposing those same pricing rules as requirements for approval of long-distance applications.

The BOCs continue to challenge the substance of the FCC rules, arguing that the rules do not allow them to fully recover the money they spent building their networks. The Eighth Circuit Court of Appeals may rule on this issue in 1999.

On March 4, 1999, an Alaska Superior Court Judge determined that the APUC erred in reaching its decision to deny the Company's request to provide full local telephone service in Fairbanks and Juneau, Alaska. This service would be provided in competition against PTI, the existing monopoly provider. The Court remanded the case back to the APUC for proceedings leading to a decision on or before July 2, 1999. Among other things, the Court has instructed the APUC to correctly assign the burden of proof to PTI rather than the Company, and to decide on the Company's specific requests to provide service in Fairbanks and Juneau based on criteria established in the 1996 Telecom Act. The Court stated that "this must be accomplished cognizant of the intent of the Telecommunications Act to promote competition in the local market." The Company believes this decision is important to bring about the benefits of competition to other communities in Alaska.

Reciprocal Compensation. In response to requests by carriers that the FCC clarify how local telephone companies should compensate one another for delivering traffic to Internet service providers, the FCC concluded on February 25, 1999 that long-distance carriers are bound by their existing interconnection agreements, as interpreted by state commissions, and thus are subject to reciprocal compensation obligations to the extent provided by such agreements or as determined by state commissions. The FCC declared that Internet traffic is jurisdictionally mixed and appears to be largely interstate in nature. But the decision preserves the rule that exempts the Internet and other information services from interstate access charges. This means that those consumers who continue to access the Internet by dialing a seven-digit number will not incur long-distance charges when they do so. In a notice of proposed rulemaking, the FCC also asked for comment on proposals governing future carrier-to-carrier compensation for handling this traffic.

Specifically, the FCC had been asked by parties to determine whether local telephone companies are entitled to receive reciprocal compensation for delivering calls to their customers that are information service providers, particularly ISPs. Generally, new entrants to the local telephone business contend that calls to ISPs are local traffic and, therefore, subject to reciprocal compensation. Incumbent local telephone companies, on the other hand, generally contend that calls to ISPs are beyond the scope of reciprocal compensation agreements.

The FCC, in its decision, noted that it traditionally has determined the jurisdictional nature of communications by the end points of the communication. Accordingly, the FCC concluded that the calls at issue in that proceeding do not terminate at the ISPs' local servers, but continue to their ultimate destinations, specifically at websites that are often located in other states or countries. As a result, the FCC found that, although some Internet traffic is intrastate, a substantial portion of Internet traffic is interstate and therefore subject to federal jurisdiction.

This jurisdictional decision does not, however, determine whether calls to ISPs are subject to reciprocal compensation in any particular instance. The FCC noted that parties may have agreed that ISP-bound traffic should be subject to reciprocal compensation, or a state commission, in the exercise of its statutory authority to arbitrate interconnection disputes, may have imposed reciprocal compensation obligations for this traffic. In either case, the FCC noted that carriers are bound by their existing interconnection contracts, as interpreted by state commissions.

The FCC also stated that adopting a federal rule to govern reciprocal compensation in the future would serve the public interest. As a general matter, the FCC tentatively concluded that commercial negotiations are the ideal means of establishing the terms of interconnection contracts, and reciprocal compensation agreements in particular. The FCC, therefore, asked for comment on two alternative proposals for implementing such a regime in the future.

The FCC tentatively concluded that inter-carrier compensation for this interstate traffic should be governed prospectively by interconnection agreements negotiated and arbitrated under sections 251 and 252 of the Act.
Resolution of failures to reach agreement on inter-carrier compensation for interstate ISP-bound traffic then would occur through arbitrations conducted by state commissions, which are appealable to federal district courts. The FCC also asked for comment on an alternative proposal, under which inter-carrier compensation would be governed by a set of federal rules, and disputes would be resolved by federal, state, or third-party arbitrators.

Cable Services. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable services industry and a description of certain state and local laws.

General. The Company is subject to federal and state regulation as a cable television operator pursuant to the 1984 Cable Act and 1992 Cable Act, both amended by the 1996 Telecom Act. The 1992 Cable Act significantly expanded the scope of cable television regulation on an industry-wide basis by imposing rate regulation, carriage requirements for local broadcast stations, customer service obligations and other requirements. The 1992 Cable Act and the FCC's rules implementing that Act generally have increased the administrative and operational expenses and in certain instances required rate reductions for cable television systems and have resulted in additional regulatory oversight by the FCC and state or local authorities.

Principal responsibility for implementing the policies of the 1934, 1984 and 1992 Cable Acts and the 1996 Telecom Act is allocated between the FCC and state or local franchising authorities. The FCC and state regulatory agencies are required to conduct numerous rulemaking and regulatory proceedings to implement the 1996 Telecom Act, and such proceedings may materially affect the cable industry.

Rate Regulation. The 1992 Cable Act authorized rate regulation for cable communications services and equipment in communities that are not subject to "effective competition," as defined by federal law. Most cable communications systems are now subject to rate regulation for basic cable service and equipment by local officials under the oversight of the FCC, which has prescribed detailed criteria for such rate regulation. The 1992 Cable Act also requires the FCC to resolve complaints about rates for CPSTs (other than programming offered on a per channel or per program basis, which programming is not subject to rate regulation) and to reduce any such rates found to be unreasonable. The 1996 Telecom Act eliminates the right of individuals to file CPST rate complaints with the FCC and requires the FCC to issue a final order within 90 days after receipt of CPST rate complaints filed by any franchising authority. The 1992 Cable Act limits the ability of cable television systems to raise rates for basic and certain cable programming services (collectively, the "Regulated Services").

FCC regulations govern rates that may be charged to subscribers for Regulated Services. The FCC uses a benchmark methodology as the principal method of regulating rates for Regulated Services. Cable operators are also permitted to justify rates using a cost-of-service methodology, which contains a rebuttable presumption of an industry-wide 11.25% after tax rate of return on an operator's allowable rate base. Franchising authorities are empowered to regulate the rates charged for monthly basic service, for additional outlets and for the installation, lease and sale of equipment used by subscribers to receive the basic cable service tier, such as converter boxes and remote control units. The FCC's rules require franchising authorities to regulate these rates on the basis of actual cost plus a reasonable profit, as defined by the FCC. Cable operators required to reduce rates may also be required to refund overcharges with interest. The FCC has also adopted comprehensive and restrictive regulations allowing operators to modify their regulated rates on a quarterly or annual basis using various methodologies that account for changes in the number of regulated channels, inflation and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations. The Company cannot predict whether the FCC will modify these "going forward" regulations in the future.

The 1996 Telecom Act provides for rate deregulation of CPSTs by March 1999, although legislation has been proposed to extend the regulatory period. Deregulation may occur sooner for systems in markets where comparable video programming services, other than DBS, are offered by local telephone companies, or their affiliates, or by third parties using the local telephone company's facilities, or where "effective competition" is established under the 1992 Cable Act. The 1996 Telecom Act also modifies the uniform rate provision of the 1992 Cable Act by prohibiting regulation of nonpredatory bulk discount rates offered to subscribers in commercial and residential developments and permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

Anti-Buy Through Provisions. The 1992 Cable Act requires cable systems to permit subscribers to purchase video programming offered by the operator on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier, unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to offer programming in the manner required by the statute is available until a system obtains such capability, but not later than December 2002. The FCC may waive such time periods, if deemed necessary. Many of the Company's systems do not have the technological capability to offer programming in the manner required by the statute and thus currently are exempt from complying with the requirement.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or to negotiate for "retransmission consent" to carry the station. A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to the mandatory carriage or retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems are required to obtain retransmission consent for all distant commercial television stations (except for commercial satellite-delivered independent "superstations" such as WGN), commercial radio stations and certain low-power television stations carried by such systems. In March 1997, the US Supreme Court upheld the constitutional validity of the 1992 Cable Act's mandatory signal carriage requirements. The FCC will conduct a rulemaking in the future to consider the requirements, if any, for mandatory carriage of digital television signals.

Designated Channels. The Communications Act permits franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act also requires a cable system with 36 or more channels to designate a portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. The FCC has adopted rules regulating: (i) the maximum reasonable rate a cable operator may charge for commercial use of the designated channel capacity; (ii) the terms and conditions for commercial use of such channels; and (iii) the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity.

Franchise Procedures. The 1984 Cable Act affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions and prohibits non-grandfathered cable systems from operating without a franchise in such jurisdictions. The 1992 Cable Act encourages competition with existing cable systems by (i) allowing municipalities to operate their own cable systems without franchises; (ii) preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and (iii) prohibiting (with limited exceptions) the common ownership of cable systems and colocated MMDS or SMATV systems. The FCC has relaxed its restrictions on ownership of SMATV systems to permit a cable operator to acquire SMATV systems in the operator's existing franchise area so long as the programming services provided through the SMATV system are offered according to the terms and conditions of the cable operator's local franchise agreement. The 1996 Telecom Act provides that the cable/SMATV and cable/MMDS cross-ownership rules do not apply in any franchise area where the operator faces "effective competition" as defined by federal law.

The Cable Acts also provide that in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. The Cable Acts limit the payment of franchise fees to 5% of revenues derived from cable operations and permit the cable operator to obtain modification of franchise requirements by the franchise authority or judicial action if warranted by changed circumstances. A federal appellate court held that a cable operator's gross revenue includes all revenue received from subscribers, without deduction, and overturned an FCC order which had held that a cable operator's gross revenue does not include money collected from subscribers that is allocated to pay local franchise fees. The Company cannot predict the ultimate resolution of these matters. The 1996 Telecom Act generally prohibits franchising authorities from (i) imposing requirements in the cable franchising process that require, prohibit or restrict the provision of telecommunications services by an operator, (ii) imposing franchise fees on revenues derived by the operator from providing telecommunications services over its cable system, or (iii) restricting an operator's use of any type of subscriber equipment or transmission technology.

The 1984 Cable Act contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. The 1992 Cable Act made several changes to the renewal process which could make it easier for a franchising authority to deny renewal. Moreover, even if the franchise is renewed, the franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. The Company believes that it has generally met the terms of its franchises and has provided quality levels of service. The Company anticipates that its future franchise renewal prospects generally will be favorable.

Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose certain substantive franchise requirements (e. g. access channels, universal service and other technical requirements). These decisions have been inconsistent and, until the US Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

Ownership Limitations. Pursuant to the 1992 Cable Act, the FCC adopted rules prescribing national subscriber limits and limits on the number of channels that can be occupied on a cable system by a video programmer in which the operator has an attributable interest. The effectiveness of these FCC horizontal ownership limits has been stayed because a federal district court found the statutory limitation to be unconstitutional. An appeal of that decision has been consolidated with appeals challenging the FCC's regulatory ownership restrictions and is pending. The 1996 Telecom Act eliminates the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area and directs the FCC to review its broadcast-cable ownership restrictions. Pursuant to the mandate of the 1996 Telecom Act, the FCC eliminated its regulatory restriction on cross-ownership of cable systems and national broadcasting networks.

LEC Ownership of Cable Systems. The 1996 Telecom Act made far-reaching changes in the regulation of LECs that provide cable services. The 1996 Telecom Act eliminated federal legal barriers to competition in the local telephone and cable communications businesses, preempted legal barriers to competition that previously existed in state and local laws and regulations, and set basic standards for relationships between telecommunications providers. The 1996 Telecom Act eliminated the statutory telephone company/cable television cross-ownership prohibition, thereby allowing LECs to offer video services in their telephone service areas. LECs may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. The 1996 Telecom Act generally limits acquisitions and prohibits certain joint ventures between LECs and cable operators in the same market.

Pole Attachment. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber optic cables and that are using such cables for the distribution of non-video services. The FCC has concluded that, in the absence of state regulation, it has jurisdiction to determine whether utility companies have justified their demand for additional rental fees and that the Communications Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's pole. The FCC's existing pole attachment rate formula, which may be modified by a pending rulemaking, governs charges for utilities for attachments by cable operators providing only cable services. The 1996 Telecom Act and the FCC's implementing regulations modify the current pole attachment provisions of the Communications Act by immediately permitting certain providers of telecommunications services to rely upon the protections of the current law and by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The FCC adopted new regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These new pole attachment rate regulations will become effective in February 2001. Any resulting increase in attachment rates will be phased in equal annual increments over a period of five years, beginning in February 2001. The ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on the Company cannot be determined at this time.

Other Statutory Provisions. The 1992 Cable Act, the 1996 Telecom Act and FCC regulations preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors and requires such programmers to sell their programming to other multichannel video distributors. These provisions limit the ability of program suppliers affiliated with cable companies or with common carriers providing satellite-delivered video programming directly to their subscribers to offer exclusive programming arrangements to their affiliates. In December 1997, the FCC initiated a rulemaking to address a number of possible changes to its program access rules. Among the issues on which the FCC has sought comment is whether the FCC has jurisdiction to extend its program access rules to terrestrially-delivered programming, and if it does have such jurisdiction, whether it should expand the rules in this fashion. This rulemaking is pending at the FCC.

The 1992 Cable Act requires cable operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming or alternatively to carry such programming only at "safe harbor" time periods currently defined by the FCC as the hours between 10 p. m. to 6 a. m. The Communications Act also includes provisions, among others, concerning horizontal and vertical ownership of cable systems, customer service, subscriber privacy, marketing practices, equal employment opportunity, obscene or indecent programming, regulation of technical standards and equipment compatibility.

Other FCC Regulations. The FCC revised its cable inside wiring rules to provide a more specific procedure for the disposition of internal cable wiring that belongs to an incumbent cable operator that is forced to terminate its cable services in a MDU building by the building owner. The FCC is also considering additional rules relating to MDU inside wiring that, if adopted, may disadvantage incumbent cable operators. The FCC has various rulemaking proceedings pending that will implement the 1996 Telecom Act; it also has adopted regulations implementing various provisions of the 1992 Cable Act and the 1996 Telecom Act that are the subject of petitions requesting reconsideration of various aspects of its rulemaking proceedings. Other FCC regulations covering such areas as equal employment opportunity, syndicated program exclusivity, network program non-duplication, closed captioning of video programming, registration of cable systems, maintenance of various records and public inspection files, microwave frequency usage, origination cablecasting and sponsorship identification, antenna structure notification, marking and lighting, carriage of local sports broadcast programming, application of rules governing political broadcasts, limitations on advertising contained in non-broadcast children's programming, consumer protection and customer service, indecent programming, programmer access to cable systems, programming agreements, technical standards, consumer electronics equipment compatibility and DBS implementation. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

Other bills and administrative proposals pertaining to cable communications have previously been introduced in Congress or considered by other governmental bodies over the past several years. It is probable that further attempts will be made by Congress and other governmental bodies relating to the regulation of communications services.

Copyright. Cable communications systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The nature and amount of future payments for broadcast signal carriage cannot be predicted at this time. In a report to Congress, the Copyright Office recommended that Congress make major revisions of both the cable television and satellite compulsory licenses to make them as simple as possible to administer, to provide copyright owners with full compensation for the use of their works, and to treat every multichannel video delivery system the same, except to the extent that technological differences or differences in the regulatory burdens placed upon the delivery system justify different copyright treatment. The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect the Company's ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to the Company's subscribers. The Company cannot predict the outcome of this legislative activity.

Cable operators distribute programming and advertising that use music controlled by the two principal major music performing rights organizations, the Association of Songwriters, Composers, Artists and Producers ("ASCAP") and Broadcast Music, Inc. ("BMI"). In October 1989, the special rate court of the US District Court for the Southern District of New York imposed interim rates on the cable industry's use of ASCAP-controlled music. The same federal district court established a special rate court for BMI. BMI and cable industry representatives concluded negotiations for a standard licensing agreement covering the performance of BMI music contained in advertising and other information inserted by operators into cable programming and on certain local access and origination channels carried on cable systems. ASCAP and cable industry representatives have met to discuss the development of a standard licensing agreement covering ASCAP-controlled music in local origination and access channels and pay-per- view programming. Although the Company cannot predict the ultimate outcome of these industry negotiations or the amount, if any, of license fees it may be required to pay for past and future use of
ASCAP-controlled   music,  it  does  not  believe  such  license  fees  will  be significant to the Company's financial position, results of operations or liquidity.

State and Local Regulation. Because a cable communications system uses local streets and rights-of-way, cable systems are subject to state and local regulation. Cable communications systems generally are operated pursuant to non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable service rates, franchise fees, franchise term, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, indemnification of the franchising authority, use and occupancy of public streets and types of cable services provided. The 1992 Cable Act immunizes franchising authorities from monetary damage awards arising from regulation of cable communications systems or decisions made on franchise grants, renewals, transfers and amendments.

Internet Operations. The following is a summary of federal laws, regulations and tariffs, and a description of certain state and local laws pertaining to the Internet operations of the Company.

With significant growth in Internet activity and commerce over the past several years the FCC and other regulatory bodies have been challenged to develop new models that allow them to achieve the public policy goals of competition and universal service. Many aspects of regulation and coordination of Internet activities and traffic are evolving and are facing unclear regulatory futures. Changes in regulations in the future will have a significant impact on ISPs, Internet commerce and Internet services.

The Internet has been able to grow and develop outside the existing regulatory structure because the FCC has made conscious decisions to limit the application of its rules. The federal government's efforts have been directed away from burdening the Internet with regulation. ISPs and other companies in the Internet industry have not been required to gain regulatory approval for their actions. The 1996 Telecom Act adopts such a position. The 1996 Act states that it is the policy of the United States "to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by Federal or State regulation."

Regulatory policy approaches toward the Internet have focused on several areas: avoiding unnecessary regulation, questioning the applicability of traditional rules, Internet governance (such as the allocation of domain names), intellectual property, network reliability, privacy, spectrum policy, standards, security, and international regulation.

Government may influence the evolution of the Internet in many ways, including directly regulating, participating in technical standards development, providing funding, restricting anti-competitive behavior by dominant firms, facilitating industry cooperation otherwise prohibited by antitrust laws, promoting new technologies, encouraging cooperation between private parties, representing the United States in international intergovernmental bodies, and large-scale purchasing of services.

There are many ways Internet growth could be negatively impacted which may require future regulation and oversight. Moving toward proprietary standards or closed networks would reduce the degree to which new services could leverage the existing infrastructure. The absence of competition in the ISP market, or the telecommunications infrastructure market, could reduce incentives for innovation. Excessive or misguided government intervention could distort the operation of the marketplace, and lead companies to expend valuable resources working through the regulatory process. Insufficient government involvement may also, however, have negative consequences. Some issues may require a degree of central coordination, even if only to establish the initial terms of a distributed, locally-controlled system. The end result, in the absence of collective action, may be an outcome that no one favors. In addition, the failure of the federal government to identify Internet-related areas that should not be subject to regulation leaves open opportunities for state, local, or international bodies to regulate excessively and/or inconsistently.

There is no one entity or organization that governs the Internet. Each facilities-based network provider that is interconnected with the global Internet controls operational aspects of their own network. Certain functions, such as domain name routing and the definition of the TCP/IP protocol, are coordinated by an array of quasi-governmental, intergovernmental, and non-governmental bodies. The United States government, in many cases, has handed over responsibilities to these bodies through contractual or other arrangements.

In other cases, entities have emerged to address areas of need such as the Internet Society ("ISOC"), a non-profit professional society founded in 1992. ISOC organizes working groups and conferences, and coordinates some of the efforts of other Internet administrative bodies. Internet standards and protocols are developed primarily by the Internet Engineering Task Force ("IETF"), an open international body mostly comprised of volunteers. The work of the IETF is coordinated by the Internet Engineering Steering Group, and the Internet Architecture Board, which are affiliated with ISOC. The Internet Assigned Numbers Authority handles Internet addressing matters under a contract between the Department of Defense and the Information Sciences Institute at the University of Southern California.

The legal authority of any of these bodies is unclear. Most of the underlying architecture of the Internet was developed under the auspices, directly or indirectly, of the United States government. The government has not, however, defined whether it retains authority over Internet management functions, or whether these responsibilities have been delegated to the private sector. The degree to which any existing body can lay claim to representing "the Internet community" is also unclear. Membership in the existing Internet governance entities is drawn primarily from the research and technical communities.

The 1996 Telecom Act provides little direct guidance as to whether the FCC has authority to regulate Internet-based services. Section 223 concerns access by minors to obscene, harassing, and indecent material over the Internet and other interactive computer networks, and sections 254, 706, and 714 address mechanisms to promote the availability of advanced telecommunications services, possibly including Internet access. Section 230 states a policy goal "to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by Federal or State regulation." None of these sections, however, specifically addresses the FCC's jurisdiction.

Nothing in the 1996 Telecom Act expressly limits the FCC's authority to regulate services and facilities connected with the Internet, to the extent that they are covered by more general language in any section of the Act. Moreover, it is not clear what such a limitation would mean even if it were adopted. The Communications Act directs the FCC to regulate "interstate and foreign commerce in communication by wire and radio," and the FCC and state public utility commissions indisputably regulate the rates and conditions under which ISPs purchase services and facilities from telephone companies. Given the absence of clear statutory guidance, the FCC must determine whether or not it has the authority or the obligation to exercise regulatory jurisdiction over specific Internet-based activities. The FCC may also decide whether to forebear from regulating certain Internet-based services. Forbearance allows the FCC to decline to adopt rules that would otherwise be required by statute. Under section 401 of the 1996 Telecom Act, the FCC must forbear if regulation would not be necessary to prevent anticompetitive practices and to protect consumers, and forbearance would be consistent with the public interest. Finally, the FCC could consider whether to preempt state regulation of Internet services that would be inconsistent with achievement of federal goals.

The FCC has not attempted to regulate the companies that provide the software and hardware for Internet telephony, or the access providers that transmit their data, as common carriers or telecommunications service providers. In March 1996, America's Carriers Telecommunication Association ("ACTA"), a trade association primarily comprised of small and medium-size interexchange carriers, filed a petition with the FCC asking the FCC to regulate Internet telephony. ACTA argues that providers of software that enables real-time voice communications over the Internet should be treated as common carriers and subject to the regulatory requirements of Title II. The FCC has sought comment on ACTA's request. Other countries are considering similar issues.

The FCC has not considered whether any of the rules that relate to radio and television broadcasters should also apply to analogous Internet-based services. The vast majority of Internet traffic today travels over wire facilities, rather than the radio spectrum. As a policy matter, however, a continuous, live, generally-available music broadcast over the Internet may appear similar to a traditional radio broadcast, and the same arguments may be made about streaming video applications. The FCC will need to consider the underlying policy principles that, in the language of the Act and in FCC decisions, have formed the basis for regulation of the television and radio broadcast industries.

The FCC does not regulate the prices charged by ISPs or Internet backbone providers. However, the vast majority of users connect to the Internet over facilities of existing telecommunications carriers. Those telecommunications carriers are subject to varying levels of regulation at both the federal and the state level. Thus, regulatory decisions exercise a significant influence over the economics of the Internet market. Economics is expected to drive the development of both the Internet and of other communications technologies.

Internet access is understood to be an enhanced service under FCC rules, therefore ISPs are treated as end users, rather than carriers, for purposes of the FCC's interstate access charge rules. This distinction, created when the FCC established the access charge system in 1983, is often referred to as the "ESP exemption." Thus, when ISPs purchase lines from LECs, the ISPs buy those lines under the same tariffs that any business customer would use -- typically voice grade measured business lines or 23 channel ISDN primary rate interface (PRI). Although these services generally involve a per-minute usage charge in addition to a monthly fee, the usage charge is assessed only for outbound calls. ISPs, however, exclusively use these lines to receive calls from their customers, and thus effectively pay flat monthly rates. By contrast, IXCs that interconnect with LECs are considered carriers, and thus are required to pay interstate access charges for the services they purchase. Most of the access charges that carriers pay are usage-sensitive in both directions. Thus, IXCs are assessed per-minute charges for both originating and terminating calls. The FCC concluded in the Local Competition Order that the rate levels of access charges appear to significantly exceed the incremental cost of providing these services. The FCC in December 1996 launched a comprehensive proceeding to reform access charges in a manner consistent with economic efficiency and the development of local competition.

The revenue effects of Internet usage today depend to a significant extent on the structure of state tariffs. Internet usage generates less revenue for LECs in states where flat local service rates have been set low, with compensating revenues in the form of per-minute intrastate toll charges. Because ISPs only receive local calls, they do not incur these usage charges. By contrast, in states where flat charges make up a higher percentage of LEC revenues, ISPs will have a less significant revenue effect. ISP usage is also affected by the relative pricing of services such as ISDN Primary Rate Interface (PRI), frame relay, and fractional T-1 connections, which are alternatives to analog business lines. The prices for these services, and the price difference on a per-voice-channel basis between the options available to ISPs, varies widely across different states. In many cases, tariffs for these and other data services are based on assumptions that do not reflect the realities of the Internet access market today. The scope of local calling areas also affects the architecture of Internet access services. In states with larger unmeasured local calling areas, ISPs need fewer POPs in order to serve the same customers through a local call.

The Company is presently unable to determine what the impact of potential Internet regulatory actions and decisions will be on the Company's liquidity, results of operations and cash flows.

Financial information about the Company's foreign and domestic operations and export sales
Although the Company has several agreements to facilitate the origination and termination of international toll traffic, it has neither foreign operations nor export sales. The Company conducts operations throughout the western contiguous United States, Alaska and Hawaii and believes that any subdivision of its operations into distinct geographic areas would not be meaningful. Revenues associated with international toll traffic were $7.0 million, $7.6 million and $8.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Seasonality
Long-distance revenues have historically been highest in the summer months as a result of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers tend to watch more television, and spend more time at home, during these months. Local service and Internet operations are not expected to exhibit significant seasonality. The Company's ability to implement construction projects is also reduced during the winter months because of cold temperatures, snow and short daylight hours.

Customer-sponsored research
The Company has not expended material amounts during the last three fiscal years on customer-sponsored research activities.

Backlog of Orders and Inventory
As of December 31, 1998 and 1997, the Company's long-distance services segment had a backlog of equipment sales orders of approximately $202,000 and $104,000, respectively. The increase in backlog as of December 31, 1998 can be attributed primarily to sales growth in 1998 as compared to 1997. The Company expects that all of the orders in backlog at the end of 1998 will be delivered during 1999.

Geographic Concentration and Alaska Economy
The Company offers voice and data telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, the Company's growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on the Company. Almost $4 of every $10 produced in Alaska comes from the oil industry. 73 percent ($1.5 billion) of core Alaska state treasury receipts came from the oil industry in 1998 through production taxes, ad valorem taxes, corporate income taxes, royalties and lease payments.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in 1988. Production has begun to decline in recent years and is presently down 40% from the 1988 levels. The two largest producers of oil in Alaska (the primary users of the TransAlaska Oil Pipeline System) continue to explore, develop and produce new oil fields and to enhance recovery from existing fields to offset the decline in production from the Prudhoe Bay field. Both companies have invested large sums of money in developing and implementing oil recovery techniques at the Prudhoe Bay field and other nearby fields.

Market prices for North Slope oil declined to below $10 per barrel in 1998, well below the average price used by the State of Alaska to budget its oil related revenues. Oil companies and service providers have announced cost cutting measures to offset a portion of the declining revenues. Oil company and related oil field service company layoffs reportedly will result in a reduction of oil industry jobs by at least 39 percent in 1999.

BP Alaska Exploration ("BP") announced that it would cut costs in Alaska by 30 percent, including layoffs of approximately 600 employees and other cost-cutting measures such as decreased production and delayed exploration efforts. Projects that are underway are reportedly not affected by the cutbacks, however BP did notify state officials that it would delay its exploration of the Genesee test site east of Prudhoe.

Atlantic Richfield Company ("ARCO") announced that it would cut 80 Alaska jobs, which reportedly amounts to five percent of its workforce in the state. ARCO has also indicated that the cost cuts will not affect the development of the Alpine field west of Prudhoe Bay.

BP Amoco announced in April 1999 its intention to purchase ARCO for $26.8 billion. BP Amoco and ARCO together reportedly hold approximately 75 percent of the ownership of the Alaska North Slope oil fields and in the company that operates the Trans-Alaska Pipeline System. Alaska law stipulates that no single company can hold drilling leases to more than 500,000 onshore state-owned acres.

The BP Amoco-ARCO combination would control about 860,000 acres, however the companies have reportedly said they will give up 360,000 acres to comply with Alaska laws. Realignment of operations following the acquisition reportedly will result in the layoff of 400 personnel in Alaska. The Company is not able to predict the effect of the acquisition of ARCO by BP Amoco on Alaska's economy or on the Company.

The effects of low oil prices will impact the state of Alaska's economy, and is expected to particularly hurt state and local government and oil service companies. As much as half of the drilling fleet that worked on the slope in 1998 could be idle during 1999. Oil field service and drilling contractors cut operating costs to adjust for decreasing production and exploration. The Company, as an outsourcing services provider to the oil industry, reduced its outsourcing work force by 8 employees in February 1999.

The state of Alaska December 1998 forecast for future oil production and state revenues indicates that analysts do not expect oil prices to recover for approximately two years. As a result, the Alaska Department of Revenue forecast anticipates that production will fall from 1.28 million barrels a day in Fiscal Year 1998 to 1.18 million in Fiscal Year 1999.

Since actual revenues to the state of Alaska are expected to fall significantly short of budgeted revenues, (an estimated $1.04 billion deficit for the coming budget year), the Governor of the state of Alaska has announced his intention to implement cost-cutting and revenue enhancing measures. The state of Alaska maintains surplus accounts that are intended to fund budgetary shortfalls and would be expected to fund a portion of the revenue shortfall.

Although the depressed oil prices are expected to have a substantial effect on Alaska's economy, analysts believe that tourism, air cargo, and service sectors are strong enough to offset a portion of the downturn. These industries have helped offset the prevailing pattern of oil industry downsizing that has occurred during much of the last several years. Three other factors that support Alaska's economy are the healthy national economy, low interest rates, and low inflation. Construction is expected to remain strong over the next few years; $315 million of federal money is expected to be distributed to the state of Alaska for highways and other federally supported projects.

Effective March 1997, the State of Alaska passed new legislation relaxing state oil royalties with respect to marginal oil fields that the oil companies claim would not be economic to develop otherwise. No assurance can be given that oil companies doing business in Alaska will be successful in discovering new fields or further developing existing fields which are economic to develop and produce oil with access to the pipeline or other means of transport to market, even with the reduced level of royalties.

Should oil companies not be successful in these discoveries or developments, or the price of oil remain at its current depressed levels, the long term trend of continued decline in oil production from the Prudhoe Bay field area is inevitable with a corresponding adverse impact on the economy of the state, in general, and on demand for telecommunications and cable television services, and, therefore, on the Company, in particular. The Company is not able to predict the effect of declining production and prices on the State of Alaska's economy or on the Company.

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

Employees
The Company and its direct and indirect subsidiaries employ approximately 972 persons as of February 19, 1999. The Company and its subsidiaries are not parties to any union contracts with their employees. The Company believes that its future success will depend upon its continued ability to attract and retain highly skilled and qualified employees. The Company believes that its relations with its employees are satisfactory.

Other
No material portion of the businesses of the Company is subject to renegotiation of profits or termination of contracts at the election of the federal government.

Item 2.  PROPERTIES

General. The Company's property, plant and equipment in service totaled $282.8 million at December 31, 1998, of which $148.0 relates to long-distance services, $95.6 relates to cable services, $27.9 relates to local access services, and $11.3 relates to Internet services. These properties consist primarily of switching equipment, satellite earth stations, fiber-optic networks, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, routers, servers, transportation equipment, computer equipment and general office equipment. Substantially all of the Company's properties secure its Senior Holdings Loan and Fiber Facility. See note 6 to the Notes to Consolidated Financial Statements included in Part II of this Report for further discussion.

The Company's construction in progress totaled $119.6 million at December 31, 1998, of which $114.9 relates to Alaska United fiber-optic facilities connecting Anchorage, Juneau, Fairbanks, Valdez and Whittier, Alaska to Seattle Washington, and $4.7 relates to telecommunications and Internet construction projects that were not complete at December 31, 1998.

Long-Distance Services. The Company operates a state-of-the-art, competitive telecommunications network employing the latest digital transmission technology based upon fiber optic and digital microwave facilities within and between Anchorage, Fairbanks and Juneau. The Company's network includes digital fiber optic cables linking Alaska to the contiguous 48 states and providing access to other carriers' networks for communications around the world. The Company uses satellite transmission to remote areas of Alaska and for certain interstate traffic.

The Company's long-distance services segment owns properties and facilities including satellite earth stations, and distribution, transportation and office equipment. Additionally, the Company acquired in December 1992, access to capacity on an undersea fiber optic cable from Seward, Alaska to Pacific City, Oregon. The undersea fiber optic cable capacity is owned subject to an outstanding mortgage. The Company completed construction of an additional fiber optic cable facility linking Alaska to Seattle, Washington in February, 1999, which is owned subject to an outstanding mortgage.

The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders on the PanAmSat Galaxy XR satellite to meet its long-term satellite capacity requirements. The balance payable upon expected delivery of the transponders during the fourth quarter of 1999 in addition to the $9.1 million deposit previously paid totals approximately $43.5 million. The Company's remaining commitment will likely be funded from its Senior Holdings Loan. The purchase and lease-purchase option agreement provides for the interim lease of transponder capacity on the PanAmSat Galaxy IX satellite through the delivery of the purchased transponders.

The Company leases its long-distance services industry segment's executive, corporate and administrative facilities in Anchorage, Fairbanks and Juneau, Alaska. The Company's operating, executive, corporate and administrative properties are in good condition. The Company considers its properties suitable and adequate for its present needs and are being fully utilized.

Cable Services. The Cable Systems serve 26 communities and areas in Alaska including Anchorage, Fairbanks and Juneau, the state's three largest urban areas. As of December 31, 1998 the Cable Systems consisted of approximately 1,806 miles of installed cable plant having between 300 to 550 MHz of channel capacity. The Company leases its cable services industry segment's operating facilities in substantially all locations. Such properties are in good condition. The Company considers its properties suitable and adequate for its present and anticipated future needs.

Local Access Services. The Company operates a state-of-the-art, competitive local access telecommunications network employing the latest digital transmission technology based upon fiber optic facilities within Anchorage. The Company leases its local access services industry segment's operating facilities in Anchorage. Such properties are in good condition. The Company considers its properties suitable and adequate for its present and anticipated future needs.

Internet Services. The Company operates a state-of-the-art, competitive Internet network employing the latest available technology. The Company leases its Internet services industry segment's operating facilities, located primarily in Anchorage. Such properties are in good condition. The Company considers its properties suitable and adequate for its present and anticipated future needs.

Item 3.  LEGAL PROCEEDINGS

Except as set forth in this item, neither the Company, its property nor any of its subsidiaries or their property is a party to or subject to any material pending legal proceedings. The Company and its subsidiaries are parties to various claims and pending litigation as part of the normal course of business. The Company is also involved in several administrative proceedings and filings with the FCC, Department of Labor and state regulatory authorities. In the opinion of management, except as noted below, the nature and disposition of these matters are considered routine and arising in the ordinary course of business which management believes, even if resolved unfavorably to the Company, would not have a materially adverse affect on the Company's business or its financial position, results of operations or liquidity.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a)  Date of meeting - June 4, 1998
            Nature of meeting - 1998 annual meeting of shareholders

       (b) Election of Directors:

           Names of directors elected at the meeting:
              Donne F. Fisher       Votes:  54,009,905 For;  1,367,485  Withheld
              William P. Glasgow    Votes:  54,990,085 For;  387,305  Withheld
              James M. Schneider    Votes:  55,105,849 For;  271,541  Withheld

           Names of directors whose term of office continued after the meeting:
              Carter F. Page
              Ronald A. Duncan
              Robert M. Walp
              Jeffrey C. Garvey
              John W. Gerdelman
              Donald T. Lynch
              Larry E. Romrell

       (c) Not applicable.

       (d) Not applicable.


                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market  Information  for Common Stock.  Shares of GCI's Class A common stock are traded on the Nasdaq  National  Market tier of The Nasdaq Stock Market under the symbol  GNCMA.  Shares  of  GCI's  Class  B  common  stock  are  traded  on  the
Over-the-Counter  market.  The following table sets forth the high and low sales price for the  above-mentioned  common  stock  for the  periods  indicated.  The prices,  rounded up to the nearest eighth,  represent prices between dealers, do not include retail markups,  markdowns,  or commissions,  and do not necessarily represent actual transactions.
                                                       Class A                               Class B
                                          -----------------------------------   -----------------------------------
                                                 High            Low                   High            Low
                                                 ----            ---                   ----            ---
1997:
     First Quarter                               8 1/8           6                     8 1/8           6
     Second Quarter                              8 5/8           6 1/4                 8 5/8           6 1/4
     Third Quarter                               9 1/4           6 1/2                 9 1/4           6 1/2
     Fourth Quarter                              8 1/8           6 3/8                 8 1/8           6 3/8

1998:
     First Quarter                               8 3/8           6 1/8                 8 3/8           6 1/8
     Second Quarter                              8               5 1/2                 8               5 1/2
     Third Quarter                               6 1/8           2 5/8                 6 1/8           2 5/8
     Fourth Quarter                              5               2 1/2                 5               2 1/2

Holders. As of December 31, 1998 there were 1,873 holders of record of GCI's Class A common stock and 626 holders of record of GCI's Class B common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

Dividends. GCI and GCI, Inc. have never paid cash dividends on their common stock and have no present intention of doing so. Payment of cash dividends in the future, if any, will be determined by GCI's Board of Directors in light of the Company's earnings, financial condition and other relevant considerations. The Company's existing bank loan agreements contain provisions that prohibit payment of dividends, other than stock dividends (see note 6 to the Consolidated Financial Statements included in Part II of this Report).

Item 6.  SELECTED FINANCIAL DATA

The  following  table  presents  selected  historical  information  relating  to financial condition and results of operations over the past five years.
                                                                            Years ended December 31,
                                                             -------------------------------------------------------
                                                                1998       1997       1996       1995       1994
                                                                ----       ----       ----       ----       ----
                                                                (Amounts in thousands except per share amounts)
     Revenues (1)                                           $    246,795   223,809    164,894   129,279    116,981
     Net earnings (loss) before income taxes and
     extraordinary item (2)                                 $   (10,920)   (2,235)     12,690    12,601     11,681
     Loss on early extinguishment of debt, net of
     income tax benefit of $180                             $          0       521          0         0          0
     Net earnings (loss)                                    $    (6,797)   (2,183)      7,462     7,502      7,134
     Basic net earnings (loss) per common share             $     (0.14)    (0.05)       0.28      0.32       0.30
     Diluted net earnings (loss) per common share           $     (0.14)    (0.05)       0.27      0.31       0.30
     Total assets (3)                                       $    646,116   545,302    447,335    84,765     74,249
     Long-term debt, including current portion (3)          $    351,657   250,084    223,242     9,980     12,554
     Obligations under capital leases, including
     current portion                                        $      2,186     1,188        746     1,047      1,297
     Total stockholders' equity (3, 4)                      $    200,007   204,439    149,554    43,016     35,093
     Dividends declared per Common share (5)                $       0.00      0.00       0.00      0.00       0.00

     1 The 1997 revenue increase is primarily attributed to the Company's reporting 12 months of cable television service revenues as compared to two months reported in 1996.
     2 The Company's net losses in 1998 and 1997 are primarily attributed to additional depreciation, amortization and interest expense resulting from the cable company acquisitions in October 1996 and startup losses from the Company's entry into local access services and Internet services markets.
     3 Increases in the Company's total assets, long-term debt and stockholders' equity in 1996 as compared to 1995 result in part from the cable company acquisitions and MCI (now MCI WorldCom) stock issuance described in notes 2 and 8 to the Notes to Consolidated Financial Statements included in Part II of this Report. Increases in assets and long-term debt in 1998 as compared to 1997 result primarily from the Company's construction of a fiber-optic system connecting points in Alaska with Seattle Washington as further described in note 11 to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report.
     4 The 1997 increase in stockholders' equity is primarily attributed to the Company's equity offering in August 1997, described in note 8 to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report.
     5 The Company has never paid a cash dividend on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company intends to retain its earnings, if any, for the development of its business. Payment of cash dividends in the future, if any, will be determined by the board of directors of the Company in light of the Company's earnings, financial condition, credit agreements and other relevant considerations. The Company's existing bank loan agreements contain provisions that prohibit payment of dividends, other than stock dividends, as further described in note 6 to the Notes to Consolidated Financial Statements included in Part II of this Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and other financial data appearing elsewhere in this Report on Form 10-K. See -Cautionary Statement Regarding Forward-Looking Statements.

                                    Overview

The Company has experienced significant growth in recent years through both strategic acquisitions and growth in its existing businesses. The Company has historically met its cash needs for operations through its cash flows from operating activities. Cash requirements for acquisitions and capital expenditures have been provided through the Company's financing activities, as well as its existing cash and cash equivalents.

Long-distance services. The Company has historically reported revenues principally from the provision of interstate and intrastate long-distance services to residential, commercial and governmental customers and to other common carriers (principally MCI, now MCI WorldCom, and Sprint). These services accounted for approximately 91.9% of the Company's long-distance services revenues during 1998. Factors that have the greatest impact on year-to-year changes in telecommunications services revenues include the rate per minute charged to customers and usage volumes, usually expressed as minutes of use. These factors in turn depend in part upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, in particular oil production, as well as tourism, government and United States military spending.

The Company's telecommunication cost of sales and services has consisted principally of the direct costs of providing services, including local access charges paid to LECs for the origination and termination of long-distance calls in Alaska, fees paid to other long-distance carriers to carry calls that terminate in areas not served by the Company's network (principally the lower 49 states, most of which calls are carried over MCI's network, and international locations, which calls are carried principally over Sprint's network), and the cost of equipment sold to the Company's customers. During 1998, local access charges accounted for 42.6% of telecommunications cost of sales and services, fees paid to other long-distance carriers represented 33.2%, satellite transponder lease and undersea fiber maintenance costs represented 10.0%, telecommunications equipment accounted for 4.8%, and network solutions and outsourcing costs represented 7.0% of telecommunications cost of sales and services.

The Company's long-distance selling, general, and administrative expenses have consisted of operating and engineering, customer service, sales and communications, management information systems, general and administrative, legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities, insurance and property taxes). A significant portion of long-distance selling, general, and administrative expenses, 30.9% during 1998, represents the cost of the Company's advertising, promotion and market analysis programs.

Long-distance telecommunication services face significant competition from AT&T Alascom, Inc., long-distance resellers, and from local telephone companies that have entered the long-distance market. The number of active long-distance customers billed by the Company has decreased approximately 7.9% during 1998. Gains in the number of commercial and small business customers billed were more than offset by a reduction in the number of residential customers billed. Increased usage volumes and traffic carried for other common carriers have generally offset usage reductions attributed to the decrease in the number of active residential customers billed. The Company believes its approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow it to be competitive in providing those services.

Other common carrier traffic routed to the Company for termination in Alaska is largely dependent on traffic routed to MCI WorldCom and Sprint by their customers. Pricing pressures, new program offerings and market consolidation continue to evolve in the markets served by MCI WorldCom and Sprint. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, the Company's traffic will also likely be reduced, and the Company's pricing may be reduced to respond to competitive pressures. The Company is unable to predict the effect on the Company of such changes, however given the materiality of other common carrier revenues to the Company, a significant reduction in traffic or pricing could have a material adverse effect on the Company's financial position, results of operations and liquidity.

Services included in the Other segment as described in note 9 to the accompanying consolidated financial statements are included in the Long-Distance Services segment for purposes of this Management's Discussion and Analysis.

See Part I, Item 1. Business, Long-distance Services, Competition for additional information regarding long-distance services competition.

Cable services. Following the cable system acquisitions effective October 31, 1996, the Company now reports a significant level of revenues from the provision of cable services. During 1998, cable revenues represented 23.4% of consolidated revenues. The cable systems serve 26 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

The Company  generates cable services  revenues from three primary sources:  (1)
programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; and (3) advertising sales. During 1998 programming services generated 85.7% of total cable services revenues, equipment rental and installation fees accounted for 7.9% of such revenues, advertising sales accounted for 5.0% of such revenues, and other services accounted for the remaining 1.4% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services, and the average number of subscribers during a given reporting period.

The cable systems' cost of sales and selling, general and administrative expenses have consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising, rental expense, and property taxes. During 1998 programming and copyright expenses represented approximately 40.1% of total cable cost of sales and selling, general and administrative expenses. Marketing and advertising costs represented approximately 9.5% of such total expenses.

Cable services face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment. The Company believes its cable television services will continue to be competitive based on providing, at reasonable prices, a greater variety of programming and other communication services than are available off-air or through other alternative delivery sources and upon superior technical performance and customer service. See Part I, Item 1. Business, Cable Services, Competition for additional information regarding cable services competition.

Local access services. The Company began offering local exchange services in Anchorage during late September 1997. The Company generates local access services revenues from four primary sources: (1) business and residential basic dial tone revenues; (2) business private line and special access revenues; (3) reciprocal access revenues from the incumbent LEC; and (4) business and residential feature and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. Local exchange services revenues totaled $9.9 million representing 4.0% of total revenues in 1998. The primary factors that contribute to year-to-year changes in local access services revenues are the average number of business and residential subscribers during a given reporting period and the average monthly rates charged for non-traffic sensitive services.

Operating and engineering expenses represented approximately 8.8% of total local access services cost of sales and selling, general and administrative expenses during 1998. Marketing and advertising costs represented approximately 4.7% of such total expenses, customer service and general and administrative costs represented approximately 53.4% of such total expenses, and local access cost of sales represented approximately 33.1% of such total expenses. The Company expects that it will generate operating losses from local exchange services during 1999.

The Company's local access services face significant competition from ATU and AT&T Alascom, Inc. The Company believes its approach to developing, pricing, and providing local access services will continue to allow it to be competitive in providing those services. See Part I, Item 1. Business, Local Access Services, Competition and Part I, Item 1. Business, Historical development of the Company's business during the past fiscal year, Local Access Services for additional information regarding local access services competition.

Internet services. The Company began offering Internet services in several markets in Alaska during 1998. The Company generates Internet services revenues from three primary sources: (1) access product services, including commercial DIAS, ISP DIAS, and retail dial-up service revenues; (2) SchoolAccess(TM) DIAS and server revenues; and (3) network management services. Internet services revenues totaled $4.6 million representing 1.9% of total revenues in 1998. The primary factors that contribute to year-to-year changes in Internet services revenues are average monthly subscription rates, the number of customers selecting added features, and the average number of subscribers during a given reporting period.

Operating and general and administrative expenses represented approximately 17.4% of total Internet services cost of sales and selling, general and administrative expenses during 1998.

Significant new marketing campaigns were introduced in February and March 1999 featuring bundled residential and commercial Internet products. Additional bandwidth was made available to the Company's Internet segment resulting from completion of the Alaska United Project. The new Internet offerings are coupled with the Company's long-distance and local services offerings and provide free basic Internet services if certain long-distance or local services plans are selected. Value-added Internet features are available for additional charges.

The Company competes with a number of Internet service providers in its markets. The Company believes its approach to developing, pricing, and providing Internet services will continue to allow it to be competitive in providing those services. See Part I., Item 1. Business, Internet Services, Competition for information regarding Internet services competition.

Other services, other expenses and net loss. Telecommunications services revenues reported in the "Other" segment have been attributable to corporate network management contracts, telecommunications equipment sales and service, other miscellaneous revenues (including revenues from prepaid and debit calling cards, the installation and leasing of customers' very small aperture terminal ("Vsat") equipment, and fees charged to MCI WorldCom and Sprint for certain billing services), and costs associated with PCS wireless communications services. The Company began developing plans for PCS service deployment in 1995 and subsequently conducted a technical trial of its candidate technology. The Company has invested approximately $2.1 million in its PCS license at December 31, 1998. PCS licensees are required to offer service to at least one-third of their market population within five years or risk losing their licenses. Service must be extended to two-thirds of the population within 10 years. The Company is currently reevaluating its wireless strategy and expects to complete such reevaluation within the next six months. The Company expects that its wireless strategy will allow retention of the PCS license pursuant to its terms.

Depreciation and amortization and interest expense on a consolidated basis is expected to be higher in 1999 as compared to 1998 resulting primarily from additional depreciation on 1998 and 1999 capital expenditures and additional outstanding long-term debt. As a result, the Company anticipates recording net losses in 1999.

                              Results of Operations

The  following  table sets forth  selected  Statement  of  Operations  data as a percentage of total revenues for the periods indicated  (underlying data rounded to the nearest thousands):
                                                         Year Ended December 31,            Percentage Change
                                                         -----------------------            -----------------
                                                                                            1998        1997
                                                                                             vs.         vs.
                                                     1998         1997          1996        1997        1996
                                                     ----         ----          ----        ----        ----
Statement of Operations Data:
    Revenues:
           Long-distance services                    70.7%        75.0%         94.3%       4.1%         8.0%
           Cable services                            23.4%        24.6%          5.7%       4.5%       482.2%
           Local services                             4.0%         0.3%           ---   1,524.3%           NA
           Internet services                          1.9%         0.1%           ---   2,422.5%           NA
                                               ----------------------------------------------------------------
           Total revenues                           100.0%       100.0%        100.0%      10.3%        35.7%
    Cost of sales and services                       47.0%        49.6%         56.2%       4.5%        19.9%
    Selling, general and administrative
       expenses                                      36.1%        32.9%         28.1%      21.2%        58.5%
    Depreciation and amortization                    13.0%        10.6%          5.7%      34.8%       152.6%
                                               ----------------------------------------------------------------
           Operating income                           3.9%         6.9%         10.0%    (37.9%)       (6.1%)
           Net earnings (loss) before income
              taxes                                 (4.4%)       (1.0%)          7.7%   (388.6%)     (117.6%)
           Net earnings (loss)                      (2.8%)       (1.0%)          4.5%   (211.4%)     (129.3%)
Other Operating Data:
    Cable operating income (1)                       12.4%        18.9%         23.2%    (31.7%)       374.6%
    Local operating loss (2)                      (112.2%)     (581.8%)            NA   (213.3%)       307.9%
    Internet operating (loss) income (3)              0.1%      (13.4%)            NA     106.1%           NA

-----------------------------------------------
(1) Computed as a percentage of total cable services revenues.
(2) Computed as a percentage  of total local  services  revenues.
(3) Computed as a percentage of total Internet services revenues.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

Revenues. Total revenues increased 10.3% from $223.8 million in 1997 to $246.8 million in 1998. Long-distance transmission revenues from commercial, residential, governmental, and other common carrier customers increased 2.6% from $156.6 million in 1997 to $160.6 million in 1998. This increase reflected a 5.3% increase in interstate minutes of use to 654.0 million minutes and a 4.6% increase in intrastate minutes of use to 137.3 million minutes. Long-distance revenue growth in 1998 was largely due to a 4.4% increase in revenues from other common carriers (principally MCI WorldCom and Sprint), from $58.7 million in 1997 to $61.3 million in 1998. Private line and private network transmission services revenues increased 22.0%, from $15.9 million in 1997 to $19.4 million in 1998.

The above increases in long-distance transmission revenues were offset in part by a 5.1% reduction in the Company's average rate per minute on long-distance traffic from $0.177 per minute in 1997 to $0.168 per minute in 1998. The decrease in rates resulted from the Company's promotion of and customers' enrollment in new calling plans offering discounted rates and length of service rebates, such new plans being prompted in part by the Company's primary long-distance competitor, AT&T Alascom, reducing its rates and entry of LECs into long-distance markets served by the Company. Operator services revenues decreased 14.3% from $7.0 million in 1997 to $6.0 million in 1998. Traffic carried by the Company's operator service center decreased in part from increased usage of prepaid calling cards and cellular telephones by tourists visiting the state of Alaska.

Systems sales and services revenues (included in long-distance segment revenues) increased 30.7% from $10.2 million in 1997 to $13.3 million in 1998, primarily due to an increase in the number of large equipment sales transactions in 1998 as compared to 1997 and increased revenues derived from outsourcing services.

Cable revenues increased 4.5% from $55.2 million in 1997 to $57.6 million in 1998. Programming services revenues increased 3.1% to $49.4 million in 1998 resulting from an increase of 3,900 basic subscribers served by the Company and an increase of $0.47 in revenue per average basic subscriber, per month. New facility construction efforts in 1998 resulted in additional homes passed which contributed to additional subscribers and revenues. Other factors included facility upgrades which allowed the introduction of digital cable services in Anchorage, increased promotional and advertising efforts and increases in basic and premium service rates in certain areas. Advertising sales revenues increased 31.9% to $2.9 million in 1998 due to increased promotion of the Company's advertising and ad insertion capabilities. Equipment rental and installation revenues increased 6.2% to $4.5 million in 1998 due to increased equipment rentals and installation services provided by the Company. Offsetting these increases were reductions in pay-per-view and premium service revenues.

Local access services revenues increased from $610,000 in 1997 to $9.9 million in 1998. 1998 revenues reflect a full 12 months of local services operations and growth as compared to start-up operations in 1997. At December 31, 1998 approximately 28,000 lines were in service and approximately 1,000 additional lines were awaiting connection.

Internet services revenues increased from $182,000 in 1997 to $4.6 million in 1998. 1998 revenues reflect a full 12 months of Internet services operations and growth as compared to start-up operations in 1997. The Company had approximately 7,200 active residential subscribers to its Internet service at February 9, 1999.

Cost of sales and services. Cost of sales and services totaled $111.1 million in 1997 and $116.1 million in 1998. As a percentage of total revenues, cost of sales and services decreased from 49.6% in 1997 to 47.0% in 1998. The decrease in cost of sales and services as a percentage of revenues is primarily attributed to changes in the Company's product mix due to the addition of new product lines for a full year of operations (local access services and Internet), and reduced long-distance cost of sales as a percentage of long-distance revenues. The margin improvement was partially offset by increased cable services cost of sales as a percentage of cable services revenues.

The decrease in long-distance cost of sales and services as a percentage of revenues is primarily attributed to: 1) a refund received in the first quarter of 1998 totaling approximately $1.1 million from a LEC in respect of its earnings that exceeded regulatory requirements, 2) reductions in access charges paid by the Company to other carriers for distribution of its traffic, and 3) avoidance of access charges resulting from the Company's distribution and termination of its traffic on its own network instead of paying other carriers to distribute and terminate its traffic. The Company expects margins to widen as increasing amounts of traffic are carried on its own facilities.

Cable cost of sales and services as a percentage of revenues is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services. Cable services rate increases did not keep pace with increases in programming and copyright costs in 1998. Programming costs increased on most of the Company's offerings and the Company incurred additional costs on new programming introduced in 1998.

Local access services cost of sales and services totaled 61.7% and 43.8% as a percentage of 1998 and 1997 local access services revenues, respectively. Internet services cost of sales and services totaled 74.1% and 132.4% as a percentage of 1998 and 1997 Internet services revenues, respectively. The Company's local access and Internet services operations commenced in 1997. Fluctuations in cost of sales and services as a percentage of revenues are expected to occur as start-up products develop into mature product lines.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 22.0% from $73.6 million in 1997 to $89.8 million in 1998, and, as a percentage of revenues, increased from 32.9% in 1997 to 36.4% in 1998. This increase resulted from:

     - Local access services operating, engineering, sales, customer service and administrative cost increases, from $3.4 million in 1997 as compared to $12.3 million in 1998. The Company initiated local access services in September 1997. The increase was necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate expected growth in the Company's local access services customer base.
     - Increased long-distance general and administrative expenses of $3.2 million in 1998 due to increased personnel and other costs in customer service, engineering, operations, accounting, human resources, legal and regulatory, and management information services. Increased customer service expenses were associated with support of increased sales volumes and expenditures necessary to integrate customer service operations across product lines.
     - Increased long-distance sales, advertising, telemarketing, carrier relations, business development and rural services costs totaling $15.3 million in 1997 compared to $17.6 million in 1998. Increased selling costs were associated with the introduction of various marketing plans and other proprietary rate plans and cross promotion of products and services.
     - Cable services operating, engineering, sales, customer service and administrative cost increases, from $18.8 million in 1997 as compared to $19.8 million in 1998. The increase was primarily incurred to promote and market the Company's cable services.
     - Internet services operating, engineering, sales, customer service and administrative cost increases, from $27,000 in 1997 as compared to $715,000 in 1998. The Company initiated its Internet services in 1998. The increase was necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate expected growth in the Company's Internet services customer base.

Depreciation and amortization. Depreciation and amortization expense increased 34.5% from $23.8 million in 1997 to $32.0 million in 1998. The increase is attributable to the Company's $64.6 million of facilities placed into service during 1997 for which a full year of depreciation was recorded during the year ending December 31, 1998 and the $58.4 million of facilities placed into service in 1998 for which a partial year of depreciation was recorded during 1998 on equipment and facilities placed into service in 1998.

Interest expense, net. Interest expense, net of interest income, increased 12.5% from $17.6 million in 1997 to $19.8 million in 1998. This increase resulted primarily from increases in the Company's average outstanding indebtedness resulting primarily from construction of new long-distance and Internet facilities, expansion and upgrades of cable television facilities, and investment in local access services equipment and facilities. Such increases were offset in part by increases in the amount of interest capitalized during 1998.

Income tax benefit. Income tax benefit increased from $0.6 million in 1997 to $4.1 million in 1998 due to the Company incurring a larger net loss before income taxes and extraordinary item in 1998 as compared to 1997. The Company's effective income tax rate increased from 25.6% in 1997 to 37.8% in 1998 due to the net loss and the proportional amount of items that are nondeductible for income tax purposes.

In conjunction with the 1996 Cable Companies acquisition, the Company incurred a net deferred income tax liability of $24.4 million and acquired net operating losses totaling $57.6 million. The Company determined that approximately $20 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with its December 31, 1996 income tax returns to forego utilization of such acquired losses under Internal Revenue Code section 1.1502-32(b)(4). Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. At December

31, 1998, the Company has (1) tax net operating loss carryforwards of approximately $51.0 million that will begin expiring in 2008 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.0 million available to offset regular income taxes payable in future years. The Company's utilization of remaining net operating loss carryforwards is subject to certain limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through taxable income earned in carryback years, future reversals of existing taxable temporary differences, and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company estimates that its effective income tax rate for financial statement purposes will be approximately 38% in 1999. The Company expects that its operations will generate net income before income taxes during the carryforward periods to allow utilization of loss carryforwards for which no allowance has been established.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

Revenues. Total revenues increased 35.7% from $164.9 million in 1996 to $223.8 million in 1997. The Company reported two months' of cable services revenues in 1996 following its acquisition of the Cable Systems effective October 31, 1996. Cable revenues increased $45.7 million to $55.2 million resulting from 12 months' of activity being recorded in 1997. Long-distance transmission revenues from commercial, residential, governmental, and other common carrier customers increased 9.8% from $142.6 million in 1996 to $156.6 million in 1997. This increase reflected a 9.0% increase in interstate minutes of use to 620.8 million minutes and a 9.8% increase in intrastate minutes of use to 133.1 million minutes. Long-distance revenue growth in 1997 was largely due to a 22.3% increase in revenues from other common carriers (principally MCI and Sprint), from $48.0 million in 1996 to $58.7 million in 1997 and a 12.7% increase in private line and private network transmission services revenues, from $14.1 million in 1996 to $15.9 million in 1997.

The above increases in revenues were affected in part by a 1.1% reduction in the Company's average rate per minute on long-distance traffic from $0.179 per minute in 1996 to $0.177 per minute in 1997. The decrease in rates resulted from the Company's promotion of and customers' enrollment in new calling plans offering discounted rates and length of service rebates, such new plans being prompted in part by the Company's primary long-distance competitor, AT&T Alascom, reducing its rates and entry of LECs into long-distance markets served by the Company. Systems sales and services revenues decreased 6.4% from $10.9 million in 1996 to $10.2 million in 1997, primarily due to a reduced number of large equipment sales transactions in 1997 as compared to 1996. Other long-distance revenues decreased $0.7 million to $1.1 million due primarily to reduced revenues from short term Vsat leases.

Cost of sales and services. Cost of sales and services totaled $92.7 million in 1996 and $111.1 million in 1997. As a percentage of total revenues, cost of sales and services decreased from 56.2% in 1996 to 49.6% in 1997. The decrease in cost of sales and services as a percentage of revenues is primarily attributed to changes in the Company's product mix. The Company reported 12 months of cable operations in 1997 as compared to two months in 1996. Cable cost of sales and services as a percentage of sales are less than long-distance and local services cost of sales and services as a percentage of sales. The increase in cable revenues as a percentage of total revenues (5.8% in 1996 to 24.7% in 1997) resulted in an overall decrease in the Company's cost of sales and services as a percentage of sales.

Additionally, cost of sales and services as a percentage of revenues were affected in part by reductions in the rate per minute billed to the Company for the local access and interstate termination services it obtains from third parties. Decreases in 1997 cost of sales and services as compared to 1996 were offset in part by refunds in the first two quarters of 1996 aggregating approximately $960,000 from a LEC and the National Exchange Carriers Association in respect of earnings by them that exceeded regulatory requirements.

Local access services cost of sales and services totaled 43.8% as a percentage of 1997 local access services revenues. Internet services cost of sales and services totaled 132.4% as a percentage of 1997 Internet services revenues. The Company's local access and Internet services operations commenced in 1997. Fluctuations in cost of sales and services as a percentage of revenues are expected to occur as start-up products develop into mature product lines.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 58.6% from $46.4 million in 1996 to $73.6 million in 1997, and, as a percentage of revenues, increased from 28.1% in 1996 to 32.9% in 1997. This increase resulted from:

     -    The  Company's  reporting  12  months'  of cable  television  selling, general and administrative expenses in 1997 ($18.8 million) as compared to two months' in 1996 ($3.0 million).
     - Operating, engineering, sales, customer service and administrative costs totaling $4.1 million as compared to $870,000 in 1996 associated with the Company's local services segment which initiated service in September 1997.
     - Increased telecommunication general and administrative expenses of $5.1 million in 1997 due to increased personnel and other costs in customer service, engineering, operations, accounting, human resources, legal and regulatory, and management information services. Cost increases were associated with the development, introduction, or planned introduction, and support of new products and services including cable television services, rural message and data telephone services, PCS services, and Internet services. Increased customer service expenses were associated with support of increased sales volumes and expenditures necessary to integrate customer service operations across product lines.
     - Bad debt expense totaling $3.0 million for 1997 compared to $1.7 million in 1996 (directly associated with increased revenues).
     - Increased long-distance segment sales, advertising, telemarketing, carrier relations, business development and rural services costs totaling $13.0 million in 1996 compared to $15.3 million in 1997.
          Increased selling costs were associated with the introduction of various marketing plans and other proprietary rate plans and cross promotion of products and services.

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

Income tax expense. Income tax expense decreased from $5.2 million in 1996 to a benefit of $0.6 million in 1997 due to the Company incurring a net loss before income taxes and extraordinary item in 1997 as compared to net earnings in 1996. The Company's effective income tax rate decreased from 41.2% in 1996 to 25.6% in 1997 due to the net loss and the proportional amount of items that are nondeductible for income tax purposes.

SEASONALITY; FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The following  chart provides  selected  unaudited  statement of operations data from the Company's quarterly results of operations during 1998 and 1997:
                                                            (Amounts in thousands, except per share amounts)
                                                      -------------------------------------------------------------
                                                          First      Second       Third      Fourth        Total
                                                         Quarter     Quarter     Quarter     Quarter       Year
                                                      -------------------------------------------------------------
     1998
     ----
     Revenues
         Long-distance services                    $      42,034      45,838      44,478      42,306      174,656
         Cable services                            $      14,201      14,041      14,484      14,914       57,640
         Local access services                     $       1,014       2,048       2,744       4,102        9,908
         Internet services                         $         903       1,014       1,060       1,614        4,591
                                                      -------------------------------------------------------------
     Total revenues                                $      58,152      62,941      62,766      62,936      246,795
     Operating income                              $       2,437       1,447       1,730       3,230        8,844
     Net income (loss)                             $     (1,616)     (2,066)     (2,076)     (1,039)      (6,797)
     Basic EPS                                     $      (0.03)      (0.04)      (0.04)      (0.02)       (0.14)
     Diluted EPS                                   $      (0.03)      (0.04)      (0.04)      (0.02)       (0.14)

     1997
     ----
     Revenues
         Telecommunications services               $      39,201      42,097      44,378      42,176      167,852
         Cable services                            $      13,656      14,055      13,294      14,160       55,165
         Local access services                     $         ---         ---         255         355          610
         Internet services                         $          24          34          29          95          182
                                                      -------------------------------------------------------------
     Total revenues                                $      52,881      56,186      57,956      56,786      223,809
     Operating income                              $       3,292       2,786       3,786       5,518       15,382
     Loss on debt extinguishment                   $         ---         ---         433          88          521
     Net income (loss)                             $       (525)       (832)       (928)         102      (2,183)
     Basic extraordinary item per share            $         ---         ---      (0.01)         ---       (0.01)
     Diluted extraordinary item per share          $         ---         ---      (0.01)         ---       (0.01)
     Basic net loss per share                      $      (0.01)      (0.02)      (0.02)         ---       (0.05)
     Diluted net loss per share                    $      (0.01)      (0.02)      (0.02)         ---       (0.05)

Total revenues for the quarter ended December 31, 1998 ("fourth quarter") were $62.9 million, representing a 0.2% increase from total revenues in the third quarter of 1998 ("third quarter") of $62.8 million. Increased new business line revenues (local access services and Internet services) were offset by decreased long-distance services revenues. The decrease in long-distance services revenues resulted in part from a 7.4% decrease in minutes of traffic carried during the fourth quarter (approximately 15.3 million minutes) as compared to the third quarter and a decrease in the average rate per minute billed during the fourth quarter (approximately $0.004) as compared to the third quarter (a 2.2% decrease). Entry of two LECs into the Anchorage area long-distance market contributed to the reductions in revenue and minutes of use. Partially offsetting this decrease was an increase in cable services revenues to $14.9 million in the fourth quarter from $14.5 million in the third quarter. As further described below, cable revenues are generally higher during the winter months as compared to the summer months.

Cost of sales and services for the third and fourth quarters were consistent at approximately $29.7 million. As a percentage of revenues, fourth quarter cost of sales and services was 47.2% as compared to 47.3 % for the third quarter.

Selling, general and administrative expenses for the third and fourth quarters were consistent at approximately $23.0 million. As a percentage of sales, fourth quarter selling, general and administrative expenses were 36.5% as compared to
36.7 % for the third quarter.

The Company reported a net loss of $1.1 million for the fourth quarter as compared to a net loss of $2.1 million during the third quarter. The reduced net loss was primarily attributable to reduced depreciation expense during the fourth quarter as compared to the third quarter. The Company forecasts annual capital expenditures and computes depreciation expense during the year based on such forecasts. The actual amount of capital additions placed into service in 1998 was less than the estimates used to compute depreciation expense during prior quarters of 1998, resulting in reduced depreciation expense in the fourth quarter.

Long-distance revenues have historically been highest in the summer months as a result of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers spend more time at home and tend to watch more television during these months. Local service operations are not expected to exhibit significant seasonality. The Company's ability to implement construction projects is also reduced during the winter months because of cold temperatures, snow and short daylight hours.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's 1998 cash flows from operating activities totaled $21.8 million, net of changes in the components of working capital. Additional sources of cash during 1998 included long-term borrowings of $103.2 million, release to the Company of $39.4 million of cash restricted to fund capital expenditures, repayments of notes receivable totaling $1.8 million, proceeds from GCI's issuance of a stock warrant totaling $708,000, and class A common stock issuance proceeds totaling $190,000. The Company's expenditures for property and equipment, including construction in progress, totaled $149.0 million and $64.6 million in 1998 and 1997, respectively. Uses of cash during 1998 included repayment of $2.0 million of long-term borrowings and capital lease obligations, purchases of other assets totaling $3.1 million, payment of deferred debt and stock issuance costs totaling $1.7 million, an increase in notes receivable of $1.7 million, and purchase of GCI's common stock to fund deferred compensation agreements totaling $568,000.

Net receivables increased $8.7 million from December 31, 1997 to December 31, 1998 resulting from increased revenues in 1998 as compared to 1997, and from receivables associated with the Company's provision of its SchoolAccess(TM) services which totaled $4.5 million at December 31, 1998. The Company is processing reimbursement requests for each of the schools utilizing its SchoolAccess(TM) services for funding from the new federal School and Libraries Corporation. The Company expects payment of outstanding balances during the second and third quarters of 1999.

Working capital totaled $8.3 million at December 31, 1998, a $13.3 million increase from the working capital deficit of $5.0 million as of December 31, 1997. The increase in working capital is primarily attributed to increased cash balances from 1998 operating activities including increases in trade accounts receivable, and cash obtained through the Company's credit agreements, stock option and stock warrant transactions.

The  Holdings  $200,000,000  ($150,000,000  as amended) and  $50,000,000  credit facilities mature June 30, 2005. The Holdings Loan facilities were amended in 1999 (see below) and bear interest, as amended, at either Libor plus 1.00% to 2.50%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.00% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. $106.7 million and $64.7 million were drawn on the credit facilities as of December 31, 1998 and 1997, respectively. Amounts drawn on the credit agreements during 1998 were used to fund property and equipment expansions and upgrades and provided working capital necessary for new product lines (local access services and Internet services).

On April 13, 1999, the Company obtained amendments from its lenders that are parties to its Holdings credit facilities (see note 6 to the Accompanying Notes to Consolidated Financial Statements). These amendments contain, among other things, provisions for payment of a one-time amendment fee of 0.25% of the aggregate commitment, an increase in the commitment fee by 0.125% per annum on the unused portion of the commitment, and an increase in the interest rate by 0.25%. The amended facilities reduce the aggregate commitment by $50 million to $200 million, and limit capital expenditures to $35 million in 1999, $35 million in 2000 with no limits thereafter (excluding amounts to be paid for purchased satellite transponder facilities). The amended facilities require that Holdings receive $20 million in proceeds from a GCI preferred stock issuance by May 31, 1999 (see below).

The amended Holding's credit facilities and GCI, Inc.'s public notes (see note 6 to the accompanying Notes to Consolidated Financial Statements) contain restrictions on the operations and activities of the Company, including requirements that the Company comply with certain financial covenants and financial ratios. Under the amended Holding's credit facility, Holdings may not permit the ratio of senior debt to annualized operating cash flow of Holdings and certain of its subsidiaries to exceed 3.5 to 1.0 through March 31, 1999 (3.0 to 1.0 from April 1, 1999 through December 31, 1999), total debt to annualized operating cash flow to exceed 7.0 to 1.0 from closing of the amendments to June 30, 1999 (6.25 to 1.00 from July 1, 1999 through March 31, 2000), and annualized operating cash flow to interest expense to exceed 1.5 to 1.0 from closing of the amendments to September 30, 1999 (1.75 to 1.0 from October 1, 1999 through March 31, 2000). Each of the foregoing ratios decreases in specified increments during the life of the credit facility. The credit facility requires Holdings to maintain a ratio of annualized operating cash flow to debt service of Holdings and certain of its subsidiaries of at least 1.25 to 1.0, and annualized operating cash flow to fixed charges of at least 1.0 to 1.0 (which adjusts to 1.05 to 1.0 in April, 2003 and thereafter). The public notes impose a requirement that the leverage ratio of GCI, Inc. and certain of its subsidiaries will not exceed 7.5 to 1.0 prior to December 31, 1999 and 6.0 to 1.0 thereafter, subject to the ability of GCI, Inc. and certain of its subsidiaries to incur specified permitted indebtedness without regard to such ratios.

On January 27, 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle (see note 11 to the accompanying Notes to Consolidated Financial Statements). The Fiber Facility provides up to $75 million in construction financing and bears interest at either Libor plus 3.0%, or at the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or, at the Company's option, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $40,000,000-60,000,000 or less. Alaska United is required to pay a commitment fee equal to 0.375% per annum on the unused portion of the commitment. $61.2 million was borrowed under the facility at December 31, 1998. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended an additional two years at any time between the second and fifth anniversary of closing the facility if the Company can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, interest, and principal installments based on the extended maturity.

The Fiber Facility contains, among others, covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs, interest and principal installments. Additional covenants pertain to the timely completion of certain project construction milestones. The Fiber Facility also contains a guarantee that requires, among other terms and conditions, Alaska United complete the project by the completion date and pay any non-budgeted costs of the project. All of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska United, collateralize the Fiber Facility. Construction of the fiber facility was completed and the facility was placed into service on February 4, 1999. The project was completed on-budget.

The Company will use approximately half the capacity of the Alaska United project to carry its own traffic, in addition to its existing owned and leased facilities. One of the Company's large commercial customers signed agreements in February and March 1999 for the immediate lease of three DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the lower 48 states. The lease agreements provide for three year terms, with renewal options for additional terms. The Company continues to pursue opportunities to lease capacity on its system.

The Company's expenditures for property and equipment, including construction in progress, totaled $149.0 million and $65.5 million during 1998 and 1997, respectively. The Company anticipates that its capital expenditures in 1999 may total as much as $68.5 million, including approximately $43.5 million for satellite transponders. Planned capital expenditures over the next five years include those necessary for continued expansion of the Company's long-distance, local exchange and Internet facilities, the development and construction of a PCS network, and continued upgrades to its cable television plant. Sources of funds for these planned capital expenditures are expected to include internally generated cash flows and borrowings under the Company's credit facilities described above.

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

On April 2, 1999 the Company received commitments for the issuance of 20,000 shares of convertible redeemable accreting preferred stock ("Preferred Stock"). Proceeds totaling $20 million (before payment of costs and expenses) will be used for general corporate purposes and to provide additional liquidity. The Company's amended Senior Holdings Loan facilities limit use of such proceeds (see note 6 to the accompanying Notes to Consolidated Financial Statements). The Preferred Stock contains a $1,000 per share liquidation preference, plus accrued but unpaid dividends and fees. Dividends will be payable semi-annually at the rate of 8.5% of the liquidation preference. Prior to the five-year anniversary following closing, dividends are payable, at the Company's option, in cash or in additional fully-paid shares of Preferred Stock. Dividends are payable only in cash following the five-year anniversary of closing. Mandatory redemption is required 12 years from the date of closing. The Company and Holders of the Preferred Stock will have the right after the four-year anniversary of closing (or occurrence of a triggering event, as defined) to convert the stated value, in whole or in part, into registered shares of GCI class A common stock. The conversion price will be the lesser of $6.00 or 120% of the average closing price of GCI's class A common stock for the 10 trading days prior to closing.

At any time subsequent to the third anniversary following closing, and assuming the stock is trading at two times the conversion price, the Company may require immediate conversion at a price equal to two times the conversion price. The Preferred Stock, subject to lender approval, will be exchangeable in whole or in part, at the Company's option, into subordinated debt with terms and conditions comparable to those governing the Preferred Stock. The Preferred Stock will be senior to all other classes of the Company's equity securities, and will have voting rights equal to that number of shares of common stock into which it can be converted. The holders of the Preferred Stock will, as a class, be entitled to elect one GCI director. Closing is expected to take place prior to April 30, 1999.

The long-distance services, local access services, cable services, Internet services and wireless services industries are experiencing increasing competition and rapid technological changes. The Company's future results of operations will be affected by its ability to react to changes in the competitive environment and by its ability to implement new technologies. The Company is unable to determine how competition, technological changes and its net operating losses will affect its ability to obtain financing.

The Company believes that it will be able to meet its current and long-term liquidity and capital requirements, including fixed charges, through its cash flows from operating activities, existing cash, cash equivalents, short-term investments, credit facilities, and other external financing and equity sources.

                          NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Management of the Company expects that adoption of SFAS No. 133 will not have a material impact on the Company's year-end 2000 financial statements.

In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") 98-5, "Reporting on the costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Management of the Company expects that the adoption of SOP 98-5 will result in a one-time expense of approximately $365,000 (net of income tax effect) in the first quarter of 1999 associated with the write-off of unamortized start-up costs.

                                 Alaska Economy

The Company offers telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, the Company's growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on the Company. Oil revenues over the past several years have contributed in excess of 75% of the revenues from all segments of the Alaska economy and are expected to account for 73% in 1999.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in 1988. Over the past several years, it has begun to decline. Market prices for North Slope oil declined to below $10 per barrel in 1998, well below the average price per barrel used by the State of Alaska to budget its oil related revenues. Oil companies and service providers have announced cost cutting measures to offset a portion of the declining revenues. Oil company and related oil field service company layoffs reportedly will result in a reduction of oil industry jobs by at least 39 percent in 1999.

The effects of low oil prices will impact the state of Alaska's economy, and is expected to particularly hurt state and local government and oil service companies. As much as half of the drilling fleet that worked on the slope in 1998 could be idle during 1999. Oil field service and drilling contractors cut operating costs to adjust for decreasing production and exploration. The Company, as an outsourcing services provider to the oil industry, reduced its outsourcing work force by 8 employees in February 1999.

Since oil revenues to the state of Alaska are expected to fall significantly short of budgeted revenues, (estimated at $1.04 billion for the coming budget year), the Governor of the state of Alaska has announced his intention to implement cost-cutting and revenue enhancing measures. The State of Alaska maintains surplus accounts that are intended to fund budgetary shortfalls and would be expected to fund a portion of the revenue shortfall.

BP Amoco announced in April 1999 its intention to purchase ARCO for $26.8 billion. BP Amoco and ARCO together reportedly hold approximately 75 percent of the ownership of the Alaska North Slope oil fields and in the company that operates the Trans-Alaska Pipeline System. Alaska law stipulates that no single company can hold drilling leases to more than 500,000 onshore state-owned acres.

The BP Amoco-ARCO combination would control about 860,000 acres, however the companies have reportedly said they will give up 360,000 acres to comply with Alaska laws. Realignment of operations following the acquisition reportedly will result in the layoff of 400 positions in Alaska.

No assurance can be given that oil companies doing business in Alaska will be successful in discovering new fields or further developing existing fields which are economic to develop and produce oil with access to the pipeline or other means of transport to market, even with the reduced level of royalties. The Company is not able to predict the effect of declines in the price of North Slope oil or the acquisition of ARCO by BP Amoco on Alaska's economy or on the Company. See Part I, Item 1. Business, Geographic Concentration and Alaska Economy.

                                   Seasonality

Long-distance revenues have historically been highest in the summer months as a result of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers tend to watch more television, and spend more time at home, during these months. The Company's local access services revenues are not expected to exhibit significant seasonality. The Company's Internet access services are expected to reflect seasonality trends similar to the cable television segment. The Company's ability to implement construction projects is reduced during the winter months because of cold temperatures, snow and short daylight hours.

                                 Year 2000 Costs

Many financial information and operational systems in use today may not be able to interpret dates after December 31, 1999 because such systems allow only two digits to indicate the year in a date. As a result, such systems are unable to distinguish January 1, 2000 from January 1, 1900, which could have adverse consequences on the operations of an entity and the integrity of information processing. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a shut down in a company's operations, a temporary inability to process transactions, send invoices or engage in similar normal business activities. This potential problem is referred to as the "Year 2000" or "Y2K" issue.

State of readiness. The Company has undertaken various initiatives to evaluate the Year 2000 readiness of the products and services sold by the Company
("Products"), the information technology systems used in the Company's operations ("IT Systems"), its non-IT systems, such as power to its facilities, HVAC systems, building security, voice mail and other systems, as well as the readiness of its customers and suppliers. The

Company has identified eight Year 2000 target areas that cover the entire scope of the Company's business and has internally established teams committed to completing an 8-step Compliance Validation Process ("CVP") for each target area. Each team is expected to fully complete this process on or before September 1, 1999. The table below identifies the Company's target areas as well as the 8-step CVP with its expected timeline. Team activity is currently focused towards the process of completing Phase 2.

        ----------------------------------------------- ---------------------------------------------------------------------
                    Year 2000 Target Areas                               Compliance Validation Process
        ----------------------------------------------- ---------------------------------------------------------------------
        1.   Business Computer Systems                         PHASE 1
        2.   Technical Infrastructure                   1. Team Formation               Completed 1st quarter 1997
        3.   End-User Computing                         2. Inventory Assessment         Completed 4th quarter 1998
        4.   Switching and Head-end Equipment           3. Compliance Assessment        Completed 4th quarter 1998
        5.   Logistics                                  4. Risk Assessment              Completed 4th quarter 1998
        6.   Facilities
        7.   Customers                                  ------------------------------- -------------------------------------
        8.   Suppliers/Key Service Providers                   PHASE 2
                                                        5. Resolution/Remediation       Expected completion 2nd quarter 1999
                                                        6. Validation                   Expected completion 3rd quarter 1999
                                                        7. Contingency Plan             Expected completion 3rd quarter 1999
                                                        8. Sign-Off Acceptance          Expected completion 4th quarter 1999
        ----------------------------------------------- ------------------------------- -------------------------------------

In 1997, the Company established a corporate-wide Year 2000 task force to address Y2K issues. This effort is comprehensive and encompasses software, hardware, electronic data interchange, networks, PC's, facilities, embedded chips, century certification, supplier and customer readiness, contingency planning, and domestic and international operations. The Company is currently on schedule and is more than 50% complete as of December 31, 1998. The Company has tested, replaced or upgraded most of its critical business applications and systems and has begun the century testing phase for these critical technology systems. The target date to repair or replace the remaining critical business information systems is June 30, 1999. The Company is assessing its telephone and cable systems and equipment and the target date to complete equipment and facilities efforts is also June 30, 1999. The Company has prioritized its third-party relationships as critical, severe or sustainable, has completed the assessment phase for third parties (except for assessment of its key customers which is scheduled to be complete in March 1999), has requested a Y2K contract warranty in many new key contracts and is developing contingency plans for critical third parties, including key customers, suppliers and other service providers.

With respect to the Company's relationships with third parties, the Company relies both domestically and internationally upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers. Although these service providers are outside the Company's control, the Company has mailed letters to those with whom it believes its relationships are material and has verbally communicated with some of its strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether products and services purchased from or by such entities are Year 2000 ready.

Over 400 companies have been contacted directly by mail, by telephone, through on-site visits or through inquiry of their Y2K Internet web sites to determine their state of readiness. Responses vary from confirmation that the supply of products or services provided to the Company will continue without interruption or delay through the year 2000, to providing their plans for making their products or service delivery systems Y2K compliant. The Company is currently evaluating the sufficiency of the responses received from these third parties. The Company intends to complete follow-up activities, including but not limited to site surveys, phone surveys and mailings, with significant vendors and service providers as part of the Phase 2 validation.

Costs to address year 2000 issues. Costs related to the Y2K issue are expensed as incurred and are funded through the Company's operating cash flows and its credit agreements. Through December 31, 1998, the Company has expensed incremental remediation costs totaling $1.1 million, with remaining incremental remediation costs estimated at approximately $2.9 million. Management must balance the requirements for funding discretionary capital expenditures with required year 2000 efforts given its limited resources. The Company has not deferred any critical information technology projects because of its Year 2000 program efforts, which are being addressed primarily through a dedicated team within the Company's information technology group.

Time and cost estimates are based on currently available information and could be affected by the ability to correct all relevant computer codes and equipment, and the Y2K readiness of the Company's business partners, among other factors. At this time, the Company does not possess information necessary to estimate the potential financial impact of Year 2000 compliance issues relating to its vendors, customers and other third parties.

Risk of year 2000 issues. If necessary modifications and conversions by the Company are not made on a timely basis, or if key third parties are not Y2K ready, Y2K problems could have a material adverse effect on the Company's financial condition, results of operations and liquidity. However, the Company is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue and is addressing the most critical applications first.

Although the Company considers them unlikely, the Company believes that the following several situations, not in any particular order, make up the Company's most reasonably likely worst case Year 2000 scenarios:

     - Disruption of electrical power supplies resulting from extended regional power failure(s). The Company's major switching and information systems are protected by emergency standby electrical generators in the event of short-term power outages. If electrical supplies from regional electric utilities are disrupted for longer periods of time, the Company may be required to power-down its electronic switching, head-end and computer equipment. The Company is closely monitoring electrical utilities that provide service to the Company for their Year 2000 readiness. Based on their progress reports and completion of assessments, the Company believes that there will be no significant impact on its operations in the major communities served by the Company. Many of the electrical companies serving smaller rural communities employ equipment that is manual or controlled by non date-effecting equipment, however they may experience outages if they do not receive fuel from their suppliers.
     - Disruption of a Significant Customer's Ability to Accept Products or Pay Invoices. The Company's significant customers are large, well-informed customers, mostly in the telecommunications and oil and gas industries, who are disclosing information to their vendors that indicates they are well along the path toward Year 2000 compliance. These customers have demonstrated their awareness of the Year 2000 issue by issuing requirements of their suppliers and indicating the stages of identification and remediation which they consider adequate for progressive calendar quarters leading up to the century mark. The Company's significant customers, moreover, are substantial companies that the Company believes would be able to make adjustments in their processes as required to cause timely payment of invoices.
     - Disruption of Supplies and Materials. In early 1998 the Company began an ongoing process of surveying its vendors with regard to their Year 2000 readiness and is now in the process of assessing and cataloging their responses to the survey. The Company is hopeful of receiving adequate responses from remaining critical vendors and many non-critical vendors within the first two quarters of 1999. The Company expects to work with vendors that show a need for assistance or that provide inadequate responses, and in many cases expects that survey results will be refined significantly by such work. Where ultimate survey results show that the need arises, the Company will arrange for back-up vendors before the changeover date. Supplies and materials necessary for invoicing and other functions will be acquired in bulk prior to December 31, 1999 to provide an adequate inventory to bridge up to three months of vendor supply chain disruptions.
     - Disruption of the Company's administrative and billing IT systems. The Company is proceeding with a scheduled upgrade of its current financial software systems to state-of-the-art systems and such process has required Year 2000 compliance in the various invitations for proposals. Year 2000 testing is occurring as upgrades proceed and, in addition, will occur after all upgrades are completed at the end of the first quarter of 1999. The Company's billing and information systems continue to be assessed and remediated. System processes have been prioritized so that critical date-sensitive systems and functionality are remediated first. Non-critical systems and functionality are remediated following critical systems. The Company's efforts are proceeding on-target and on-budget. Accordingly, the Company believes that, after assessment and remediation, if any disruptions do occur, such will be dealt with promptly and will be no more severe with respect to correction or impact than would be an unexpected billing or information system error.
     - Disruption of the Company's Non-IT Systems. The Company continues to conduct a comprehensive assessment of all non-IT systems, including among other things its switching and head-end systems and operations, with respect to both embedded processors and obvious computer control. For some systems, upgrades are already scheduled and it is expected that the Phase 1 assessments will highlight by the end of the second quarter of 1999 any further remediation needs. Considering the nature of the equipment and systems involved, the Company expects that the timing of assessment to be such that it will be able to complete any remediation efforts on a reasonably short schedule, and in any case before arrival of the Year 2000. The Company also believes that, after such assessment and remediation, if any disruptions do occur, such will be dealt with promptly and will be no more severe with respect to correction or impact than would be an unexpected breakdown of well-maintained equipment.
     - De-Listing of Company as a Vendor to Certain Customers. Several of the Company's principal customers have required updated reports in the form of answers to extensive multiple-choice surveys on the Company's Year 2000 compliance efforts. According to these customers, failure to reply to the readiness survey would have led to de-listing as a service supplier at the present time, resulting in possible current inability to bid on procurements requiring service delivery in the future. The Company has responded to these reports on a timely basis. The Company has not been de-listed as a supplier to any customers. Several significant customers have scheduled monitoring meetings during 1999.

Contingency plans. The Company is in the process of developing specific contingency plans for potential Year 2000 disruptions. The aforementioned 8-step Compliance Validation Process includes contingency planning by each team and such plans, as developed, will be carefully reviewed by the Company. The Company is developing contingency plans for its most critical areas, but details of such plans will depend on the Company's final assessment of the problem as well as the evaluation and success of its remediation efforts. Future disclosures will include contingency plans as they become available.

                             REGULATORY DEVELOPMENTS

See Part I, Item 1 Business., Regulation, Franchise Authorizations and Tariffs for regulatory developments affecting the Company.

                                    Inflation

The Company does not believe that inflation has a significant effect on its operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's Senior Holdings Loan described in note 6 to the financial statements as well as in Management's Discussion and Analysis carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 0.75% to 2.25%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.125%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Should the lenders' base rate or the leverage ratios change, the Company's interest expense will increase or decrease accordingly. As of December 31, 1998, the Company had borrowed $106.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $1,067,000 in additional gross interest cost on an annual basis.

The Company's Fiber Facility described in note 6 to the financial statements as well as in Management's Discussion and Analysis carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 3.0%, or at the Company's choice, the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or at the Company's choice, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60,000,000 or less. Should the lenders' base rate or the leverage ratios change, the Company's interest expense will increase or decrease accordingly. As of December 31, 1998, the Company had borrowed $61.2 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $612,000 in additional gross interest cost on an annual basis.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated  financial statements of the Company are filed under this Item,
beginning  on  Page  67.  The  financial   statement  schedules  required  under
Regulation S-X are filed pursuant to Item 14 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III

Incorporated herein by reference from the Company's Proxy Statement for its 1999 Annual Shareholders' meeting.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors and Stockholders
General Communication, Inc.:


We have audited the accompanying consolidated balance sheets of General Communication, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Communication, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                                 /s/

                                                 KPMG LLP

Anchorage, Alaska
March 26, 1999, except for notes 6 and 12, which are dated as of April 13, 1999

                                   GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                                                          December 31,
                            ASSETS                                                      1998        1997
---------------------------------------------------------------------------------    ----------- -----------
                                                                                      (Amounts in thousands)
Current assets:
    Cash and cash equivalents                                                      $      12,008       3,048
                                                                                     ----------- -----------

    Receivables:
        Trade                                                                             38,890      29,599
        Income taxes (note 7)                                                              4,262       4,752
        Other                                                                                412         649
                                                                                     ----------- -----------
                                                                                          43,564      35,000
        Less allowance for doubtful receivables                                              887       1,070
                                                                                     ----------- -----------
           Net receivables                                                                42,677      33,930
                                                                                     ----------- -----------

    Prepaid and other current assets                                                       2,132       2,520
    Deferred income taxes, net (note 7)                                                    1,947       1,675
    Inventories                                                                            1,878       2,164
    Notes receivable (note 4)                                                                650         897
                                                                                     ----------- -----------

           Total current assets                                                           61,292      44,234
                                                                                     ----------- -----------

Restricted cash (note 11)                                                                    ---      39,406
                                                                                     ----------- -----------

Property and equipment in service, at cost (notes 6, 9, 10, and 11):
    Land and buildings                                                                     1,109         981
    Telephony distribution systems                                                       144,896     116,016
    Cable television distribution systems                                                 89,736      69,445
    Support equipment                                                                     42,056      32,596
    Transportation equipment                                                               2,183       2,643
    Property and equipment under capital leases                                            2,819       2,718
                                                                                     ----------- -----------
                                                                                         282,799     224,399
    Less accumulated depreciation                                                         82,972      58,406
                                                                                     ----------- -----------
        Net property and equipment in service                                            199,827     165,993
        Construction in progress                                                         119,645      18,513
                                                                                     ----------- -----------
           Net property and equipment                                                    319,472     184,506
                                                                                     ----------- -----------

Cable  franchise  agreements,  net of  amortization  of  $11,184  and  $6,022 at
   December 31, 1998 and 1997, respectively (note 2)                                     195,308     200,470
Other intangible assets, net of amortization (notes 2 and 5)                              45,874      46,064
Deferred loan and Senior Notes costs, net of amortization                                  9,877       9,379
Transponder deposit (note 11)                                                              9,100       9,100
Undersea fiber optic cable deposit (note 11)                                                 ---       9,094
Notes receivable (note 4)                                                                  1,432       1,331
Other assets, at cost, net of amortization                                                 3,761       1,718
                                                                                     ----------- -----------
           Total other assets                                                            265,352     277,156
                                                                                     ----------- -----------
           Total assets                                                            $     646,116     545,302
                                                                                     =========== ===========

See accompanying notes to consolidated financial statements.
                                                                     (Continued)

                                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                          Consolidated Balance Sheets
                                                  (Continued)
                                                                                           December 31,
             LIABILITIES AND STOCKHOLDERS' EQUITY                                       1998         1997
---------------------------------------------------------------------------------    ----------- -----------
                                                                                      (Amounts in Thousands)
Current liabilities:
    Current maturities of long-term debt (note 6)                                  $       1,799       1,634
    Current maturities of obligations under capital leases (notes 10
       and 11)                                                                               511         198
    Accounts payable                                                                      27,550      24,965
    Accrued interest                                                                       8,072       7,649
    Accrued payroll and payroll related obligations                                        6,555       5,680
    Accrued liabilities                                                                    3,197       5,111
    Subscriber deposits and deferred revenues                                              5,300       3,898
    Accrued income taxes (note 7)                                                            ---         111
                                                                                     ----------- -----------
        Total current liabilities                                                         52,984      49,246

Long-term debt, excluding current maturities (note 6)                                    349,858     248,450
Obligations under capital leases, excluding
   current maturities (note 11)                                                            1,189         400
Obligations under capital leases due to related party, excluding
    current maturities (notes 10 and 11)                                                     486         590
Deferred income taxes, net of deferred income tax benefit (note 7)                        38,275      38,904
Other liabilities                                                                          3,317       3,273
                                                                                     ----------- -----------
        Total liabilities                                                                446,109     340,863
                                                                                     ----------- -----------

Stockholders' equity (notes 2, 3, 6, 7 and 8): Common stock (no par):
        Class A.  Authorized 100,000,000 shares; issued and outstanding
          45,895,415 and 45,279,045 shares at December 31, 1998 and
          1997, respectively                                                             172,708     170,322

        Class B. Authorized  10,000,000 shares; issued and outstanding 4,060,620 and  4,062,892  shares at December  31,  1998 and 1997,  respectively;
          convertible on a share-per-share basis into
          Class A common stock                                                             3,432       3,432

        Less cost of 347,958 and 202,768  Class A common shares held in treasury
          at December 31, 1998 and 1997, respectively                                     (1,607)     (1,039)

    Paid-in capital                                                                        5,609       4,425
    Notes receivable issued upon stock option exercise (note 4)                             (637)        ---
    Retained earnings                                                                     20,502      27,299
                                                                                     ----------- -----------

        Total stockholders' equity                                                       200,007     204,439
                                                                                     ----------- -----------
        Commitments and contingencies (notes 10, 11 and 12)
        Total liabilities and stockholders' equity                                 $     646,116     545,302
                                                                                     =========== ===========

See accompanying notes to consolidated financial statements.

                                          GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                          Years ended December 31, 1998, 1997 and 1996

                                                                           1998              1997             1996
                                                                       -------------     ------------     -------------
                                                                        (Amounts in thousands except per share amounts)
Revenues (notes 9 and 10)                                            $     246,795          223,809           164,894

Cost of sales and services                                                 116,073          111,077            92,664
Selling, general and administrative expenses                                89,833           73,583            46,412
Depreciation and amortization expense (note 9)                              32,045           23,767             9,409
                                                                       -------------     ------------     -------------

        Operating income (note 9)                                            8,844           15,382            16,409

Interest expense, net (notes 3 and 6)                                       19,764           17,617             3,719
                                                                       -------------     ------------     -------------

        Net earnings (loss) before income taxes and
          extraordinary item                                               (10,920)          (2,235)           12,690

Income tax expense (benefit) (notes 3 and 7)                                (4,123)            (573)            5,228
                                                                       -------------     ------------     -------------

        Net earnings (loss) before extraordinary loss on early
          extinguishment of debt                                            (6,797)          (1,662)            7,462

        Loss on early extinguishment of debt, net of income tax
          benefit of $180 (note 6)                                             ---              521               ---
                                                                       -------------     ------------     -------------

        Net earnings (loss)                                          $      (6,797)          (2,183)            7,462
                                                                       =============     ============     =============

Basic earnings (loss) per common share:
    Net earnings (loss) before extraordinary loss                    $       (0.14)           (0.04)             0.28
    Extraordinary loss                                                        0.00            (0.01)             0.00
                                                                       -------------     ------------     -------------
        Net earnings (loss)                                          $       (0.14)           (0.05)             0.28
                                                                       =============     ============     =============

Diluted earnings (loss) per common share:
    Net earnings (loss) before extraordinary loss                    $       (0.14)           (0.04)             0.27
    Extraordinary loss                                                        0.00            (0.01)             0.00
                                                                       -------------     ------------     -------------
        Net earnings (loss)                                          $       (0.14)           (0.05)             0.27
                                                                       =============     ============     =============

See accompanying notes to consolidated financial statements.

                                           GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Stockholders' Equity
                                           Years ended December 31, 1998, 1997 and 1996
                                                                                              Class A             Notes
                                                          Shares of        Class A    Class B  Shares            Receiv-
                                                         Common Stock      Common     Common   Held in  Paid-in   able   Retained
(Amounts in thousands)                                 Class A  Class B    Stock      Stock   Treasury  Capital  Issued  Earnings
                                                    -------------------------------------------------------------------------------
Balances at December 31, 1995                           19,680   4,176    $13,912     3,432     (389)    4,041      ---     22,020
Net earnings                                               ---     ---        ---       ---       ---      ---      ---      7,462
Class B shares converted to Class A shares                 102   (102)        ---       ---       ---      ---      ---        ---
Tax effect of excess stock compensation expense
   for tax purposes over amounts recognized for
   financial reporting purposes (note 7)                   ---     ---        ---       ---       ---      187      ---        ---
Shares issued to MCI (notes 2 and 8)                     2,000     ---     13,000       ---       ---      ---      ---        ---
Shares issued pursuant to acquisitions, net of
   costs totaling $432 (note 2)                         14,723     ---     86,278       ---       ---      ---      ---        ---
Shares purchased and held in Treasury                      ---     ---        ---       ---     (621)      ---      ---        ---
Shares issued under stock option plan                       82     ---        231       ---       ---      ---      ---        ---
Shares issued and issuable under officer stock
   option agreements                                       ---     ---        ---       ---       ---        1      ---        ---
                                                    -------------------------------------------------------------------------------

Balances at December 31, 1996                           36,587   4,074    113,421     3,432   (1,010)    4,229      ---     29,482
Net loss                                                   ---     ---        ---       ---       ---      ---      ---    (2,183)
Class B shares converted to Class A shares                  11    (11)        ---       ---       ---      ---      ---        ---
Tax effect of excess stock compensation expense
   for tax purposes over amounts  recognized for
   financial reporting purposes (note 7)                   ---     ---        ---       ---       ---       65      ---        ---
Shares issued upon public offering, net of
   issuance costs of $4,024 (note 8)                     7,000     ---     46,726       ---       ---      ---      ---        ---
Shares issued upon conversion of convertible note
   net of fees of $16 (notes 2 and 8)                    1,538     ---      9,983       ---       ---      ---      ---        ---
Shares acquired pursuant to officer deferred
   compensation agreement                                  ---     ---        ---       ---      (29)      ---      ---        ---
Shares issued under stock option plan                       57     ---        192       ---       ---       63      ---        ---
Shares issued and issuable under officer stock
   option agreements                                        86     ---        ---       ---       ---       68      ---        ---
                                                    -------------------------------------------------------------------------------

Balances at December 31, 1997                           45,279   4,063    170,322     3,432   (1,039)    4,425      ---     27,299
Net loss                                                   ---     ---        ---       ---       ---      ---      ---    (6,797)
Class B shares converted to Class A shares                   2     (2)        ---       ---       ---      ---      ---        ---
Tax effect of excess stock compensation expense
   for tax purposes over amounts  recognized for
   financial reporting purposes (note 7)                   ---     ---        ---       ---       ---      157      ---        ---
Shares purchased and held in Treasury                      ---     ---        ---       ---     (568)      ---      ---        ---
Shares issued under stock option plan (note 8)             315     ---        827       ---       ---      319      ---        ---
Notes issued upon stock option exercise (note 4)           ---     ---        ---       ---       ---      ---    (637)        ---
Shares issued to Employee Stock Purchase Plan              299     ---      1,574       ---       ---      ---      ---        ---
Warrants issued (note 8)                                   ---     ---        ---       ---       ---      708      ---        ---
Stock offering issuance costs                              ---     ---       (15)       ---       ---      ---      ---        ---
                                                    -------------------------------------------------------------------------------

Balances at December 31, 1998                           45,895   4,061   $172,708     3,432   (1,607)    5,609    (637)     20,502
                                                    ===============================================================================

See accompanying notes to consolidated financial statements.

                                         GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Cash Flows
                                         Years ended December 31, 1998, 1997 and 1996
                                                                                 1998             1997             1996
                                                                            -------------     -----------     ------------
                                                                                         (Amounts in thousands)
Cash flows from operating activities:
    Net earnings (loss)                                                   $       (6,797)          (2,183)          7,462
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Depreciation and amortization                                             32,045           23,767           9,409
        Deferred income tax (benefit) expense                                       (744)           4,410           2,252
        Employee Stock Purchase Plan expense funded with stock                     1,574              ---             ---
        Deferred compensation and compensatory stock options                         376              477             507
        Disposals of property and equipment                                           62               71              30
        Loss on early extinguishment of debt                                         ---              701             ---
        Bad debt expense (recovery), net of write-offs                              (183)             473             (34)
        Other noncash income and expense items                                        92             (125)            (42)
        Change in operating assets and liabilities (note 3)                       (4,643)           3,202           2,724
                                                                            -------------    -------------    ------------
           Net cash provided by operating activities                              21,782           30,793          22,308
                                                                            -------------    -------------    ------------
Cash flows from investing activities:
    Acquisitions of businesses, net of cash acquired (notes 2 and 3)                 ---             (547)        (72,818)
    Purchases of property and equipment, including construction period
       interest                                                                 (148,973)         (64,644)        (38,642)
    Restricted cash investment                                                    39,406          (39,406)            ---
    Purchases of other assets and intangible assets                               (3,140)          (1,292)        (10,959)
    Payment of undersea fiber optic cable deposit                                    ---           (9,094)            ---
    Notes receivable issued                                                       (1,715)            (698)           (515)
    Payments received on notes receivable                                          1,769               32             288
                                                                            -------------    -------------    ------------
           Net cash used in investing activities                                (112,653)        (115,649)       (122,646)
                                                                            -------------    -------------    ------------
Cash flows from financing activities:
    Long-term borrowings - senior notes                                              ---          180,000             ---
    Long-term borrowings - bank debt                                             103,224           88,305         208,000
    Repayments of long-term borrowings and capital lease obligations              (2,017)        (231,021)         (5,039)
    Retirement of bank debt assumed                                                  ---              ---        (105,200)
    Proceeds from equity offering                                                    ---           50,750             ---
    Proceeds from common stock issuance                                              190              192          13,231
    Payment of debt and stock issuance costs                                      (1,706)         (13,642)           (701)
    Proceeds from warrant issuance                                                   708              ---             ---
    Purchase of treasury stock                                                      (568)             (29)           (621)
                                                                            -------------    -------------    ------------
           Net cash provided by financing activities                              99,831           74,555         109,670
                                                                            -------------    -------------    ------------
           Net increase (decrease) in cash and cash equivalents                    8,960          (10,301)          9,332

           Cash and cash equivalents at beginning of year                          3,048           13,349           4,017
                                                                            -------------    -------------    ------------

           Cash and cash equivalents at end of year                       $       12,008            3,048          13,349
                                                                            =============    =============    ============

 See accompanying notes to consolidated financial statements.

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(l)     Organization and Summary of Significant Accounting Principles

        (a)    Organization and Business
               General Communication, Inc. ("GCI"), an Alaska corporation, was incorporated in 1979. GCI and its direct and indirect subsidiaries (collectively, the "Company") offer long-distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries. Cable television services are offered throughout Alaska and facilities-based competitive local access services are offered in Anchorage, Alaska. The Company provides services to certain common carriers terminating traffic in Alaska, interstate and intrastate private line services, Internet services, managed services to certain commercial customers and sells and services dedicated communications systems and related equipment. Private network point-to-point data and voice transmission services between Alaska, Hawaii and the western contiguous United States are offered and the Company owns and leases capacity on two undersea fiber optic cables used in the transmission of interstate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries.

        (b)    Principles of Consolidation
               The consolidated financial statements include the accounts of GCI, its wholly-owned subsidiary GCI, Inc, GCI, Inc.'s wholly-owned subsidiary GCI Holdings, Inc., GCI Holding Inc.'s wholly-owned subsidiaries GCI Communication Corp., GCI
               Communication Services, Inc. and GCI Cable, Inc., GCI Communication Services' wholly-owned subsidiary GCI Leasing Co., Inc., GCI Transport Company, Inc., GCI Transport Co., Inc.'s wholly-owned subsidiaries GCI Fiber Co., Inc. and Fiber Hold Company, Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Company, Inc.'s wholly owned partnership Alaska United Fiber System
               Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

        (c)    Earnings (Loss) Per Common Share

               The Company follows the provisions of SFAS No. 128, "Earnings per
               Share." Basic earnings (loss) per share is calculated by dividing income (loss)  available to common  shareholders  by the weighted average  common  shares  outstanding.  Diluted EPS  includes  the effect of all potentially  dilutive  securities,  such as options
               and  convertible   preferred  stock.  Shares  used  to  calculate
               earnings  (loss) per share consist of the  following  (amounts in thousands):
                                                                             1998           1997           1996
                                                                          -----------    ----------    ----------
                 Weighted average common shares outstanding                 49,186         44,924        26,498
                 Common equivalent shares outstanding                          ---            ---           802
                                                                          -----------    ----------    ----------
                                                                            49,186         44,924        27,300
                                                                          ===========    ==========    ==========

               Common equivalent shares outstanding of 521,000 and 816,000 are anti-dilutive at December 31, 1998 and 1997, respectively, and are not included in the diluted net earnings (loss) per share calculation. Weighted average shares associated with outstanding stock options totaling 2,071,000, 1,073,000 and 35,000 at December 31, 1998, 1997 and 1996, respectively, have been excluded from the diluted earnings (loss) per share calculations because the options' exercise price was greater than the average market price of the common shares.

        (d)    Cash and Cash Equivalents
               Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash.



                                       73                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


        (e)    Inventories
               Inventory of merchandise for resale and parts is stated at the lower of cost or market. Cost is determined using the first-in, first-out method for parts and either the first-in, first-out method or the specific identification method for equipment held for resale.

        (f)    Property and Equipment
               Telecommunications Property and Equipment
               Telecommunications property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. Construction in progress represents telecommunications distribution systems and support equipment not placed in service on December 31, 1998; management intends to place this equipment in service during 1999.

               Telecommunications equipment depreciation is computed on a straight-line basis based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable, ranging from 5 to 24 years for buildings, telecommunications distribution equipment (including switches and earth stations), support equipment, transportation equipment and property and equipment under capital lease. Maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Gains or losses are recognized at the time of ordinary retirements, sales or other dispositions of property.

               Cable Television Property and Equipment
               Cable television property and equipment is stated at cost. Cable television equipment depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 10 years for cable distribution facilities, head-end systems, converters, support equipment and transportation equipment. Maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Gains or losses are recognized at the time of ordinary retirements, sales or other dispositions of property.

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

               Cable franchise agreements represent certain perpetual operating rights to provide cable services and are being amortized on a straight-line basis over 40 years.

               Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over periods of 20 to 40 years.

               The cost of the Company's PCS license and related financing costs have been capitalized as an intangible asset. Once the associated assets are placed into service, the recorded cost of the license and related financing costs will begin being amortized over a 40-year period using the straight-line method.



                                       74                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


        (h)    Deferred Loan and Senior Notes Costs
               Debt and Senior Notes issuance costs are deferred and amortized using the straight-line method, which approximates the interest method, over the term of the related debt and notes. Amortization of issuance costs for the Alaska United Fiber Facility (see note
               6) are charged to Construction in Progress during the construction period of the undersea fiber optic cable (see note
               11).

        (i)    Other Assets
               Other assets are recorded at cost and are amortized on a straight-line basis over periods of 2-10 years.

        (j)    Revenue from Services and Products
               Revenues generated from long-distance services are recognized when the services are provided. Revenues from the sale of equipment are recognized at the time the equipment is delivered or installed. Service revenues are derived primarily from maintenance contracts on equipment and are recognized on a prorated basis over the term of the contract. Cable television, local service, Internet service and private line telecommunication revenues are generally billed in advance and are recognized as the associated service is provided. Other revenues are recognized when the service is provided.

        (k)    Research and Development and Advertising Expense
               The Company  expenses  advertising  and research and  development costs as incurred. Advertising expenses were approximately $5,028,000, $2,897,000 and $2,411,000 for the years ended 1998,
               1997 and 1996, respectively.

        (l)    Interest Expense
               Interest costs incurred during the construction period of significant capital projects are capitalized. Interest costs capitalized by the Company totaled $7,764,000, $1,886,000, and $1,034,000 during the years ended December 31, 1998, 1997 and 1996.

        (m)    Income Taxes
               Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for their future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent that the benefits are more likely to be realized than not.

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



                                       75                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


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

        (p)    Concentrations of Credit Risk
               Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. At December 31, 1998, substantially all of the Company's cash and cash equivalents were invested in short-term liquid money instruments. The Company's customers are located primarily throughout Alaska. As a result of this geographic concentration, the Company's growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and
               United States military spending. Though limited to one geographical area, the concentration of credit risk with respect to the Company's receivables is minimized due to the large number of customers, individually small balances, short payment terms and deposit requirements by certain product lines.

        (q)    Fair Value of Financial Instruments
               SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. SFAS No. 107 specifically excludes certain items from its disclosure requirements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at December 31, 1998 and 1997 for the Company's financial assets and liabilities approximate their fair values.

        (r) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
               The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

        (s)    New Accounting Pronouncements
               In June 1998, the Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Management of the Company expects that



                                       76                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


               adoption of SFAS No. 133 will not have a material impact on the Company's year-end 2000 financial statements.

               In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") 98-5, "Reporting on the costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Management of the Company expects that the adoption of SOP 98-5 will result in a one-time expense of approximately $365,000 (net of income tax effect) in the first quarter of 1999 associated with the write-off of unamortized start-up costs.

        (t)    Year 2000 Costs
               The Company charges incremental Y2K assessment and remediation costs to expense as incurred.

        (u)    Reclassifications
               Reclassifications have been made to the 1996 and 1997 financial statements to make them comparable with the 1998 presentation.

(2)     Acquisitions

        Cable Television Systems
        Effective October 31, 1996, following shareholder and regulatory approvals, the Company completed the acquisition of seven Alaska cable television companies ("Cable Systems"). Under the terms of the transactions, accounted for using the purchase method, the final purchase price was $280.1 million, which was the aggregate value for all the Cable Systems and included certain transaction and financing costs. The purchase price included issuance of 14.7 million shares of GCI's Class A common stock and cash, debt assumption and issuance of subordinated notes. Financing for the transactions was obtained through borrowings under a new $205 million bank credit facility and from additional capital provided from the sale of two million shares of GCI's Class A common stock to MCI (now MCI WorldCom) for $6.50 per share.

        Acquisition costs totaling $304.4 million were allocated to tangible and identifiable intangible assets and liabilities based upon fair market values. Approximately $206.5 million was allocated to the franchise agreements and approximately $42.4 was allocated to goodwill.

        Various tax attributes of the Cable Systems gave rise to a deferred tax liability (see note 7) of $24.4 million recorded by the Company as a result of the acquisition.

        During January 1997, holders of the GCI subordinated notes exercised a conversion option which allowed them to exchange their notes for GCI Class A common shares at a predetermined conversion price of $6.50 per share. As a result, the note holders received a total of 1,538,457 shares of GCI Class A common stock.

        The final closing required approval of the Alaska Public Utilities Commission ("APUC"), which was granted on September 23, 1996. The APUC approval included several conditions placed on the transfer, such as continuing the existing conditions requiring provision of public access channels and requiring the cable operations to file annual income and operating statements.

        Astrolabe Group, Inc.
        Effective December 2, 1997, the Company purchased all of the outstanding shares of Astrolabe Group, Inc. The $1,324,000 purchase was accounted for using the purchase method. The purchase price consisted of a



                                       77                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


        payment of $600,000 and the issuance of options to purchase 100,000 shares of GCI's Class A common stock for $.01 per share.

 (3)    Consolidated Statements of Cash Flows Supplemental Disclosures

        Changes in  operating  assets and  liabilities  consist of  (amounts  in thousands):
          Year ended December 31,                                        1998            1997             1996
                                                                     ------------    ------------    -------------
          (Increase) in accounts receivable                        $      (9,054)         (1,540)          (4,738)
          (Increase) decrease in income tax receivable                       490          (3,726)          (1,026)
          (Increase) decrease in prepaid and other current assets            388            (274)            (467)
          (Increase) decrease in inventories                                 286            (575)             412
          Increase in accounts payable                                     2,585           1,050            5,517
          Increase (decrease) in accrued liabilities                      (1,914)            938              914
          Increase in accrued payroll and payroll related
              obligations                                                    875           1,850            1,723
          Increase (decrease) in accrued income taxes                       (111)            111             (547)
          Increase in accrued interest                                       423           4,941            2,188
          Increase (decrease) in subscriber deposits and
              deferred revenues                                            1,402             449               (4)
           (Decrease) in components of other liabilities                     (13)            (22)          (1,248)
                                                                     ------------    ------------    -------------

                                                                   $      (4,643)          3,202            2,724
                                                                     ============    ============    =============

        Acquisitions of businesses, net of cash acquired consists of (amounts in thousands):
          Year ended December 31,                                                         1997          1996
                                                                                     ----------------------------
          Fair value of assets acquired, net of liabilities assumed                $     1,259          304,441
          Bank debt and net working capital deficit assumed                                ---         (110,538)
          Common stock issued to sellers                                                   ---          (86,710)
          Convertible, subordinated debt issued to sellers                                 ---          (10,000)
          Net deferred income tax liability                                                ---          (24,375)
          Deferred credit                                                                 (712)             ---
                                                                                     ------------    ------------
              Net cash used to acquire businesses                                  $       547           72,818
                                                                                     ============    ============

          No acquisitions occurred in 1998.

        The holders of $10 million of convertible subordinated notes exercised their conversion rights in January 1997 resulting in the exchange of such notes for 1,538,457 shares of the Company's Class A common stock.

        Net income tax refunds received totaled $4,243,000 and $1,546,000 during the years ended 1998 and 1997, respectively, and income taxes paid totaled $4,361,000 during the year ended 1996.

        Interest  paid  totaled  approximately   $29,630,000,   $17,709,000  and
        $4,572,000 during the years ended 1998, 1997 and 1996, respectively.




                                       78                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


        The Company recorded $157,000, $65,000 and $187,000 during the years ended 1998, 1997 and 1996, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

        During the year ended December 31, 1998 the Company funded the employer matching portion of Employee Stock Purchase Plan contributions by issuing GCI Class A Common Stock valued at $1,574,000.

 (4)    Notes Receivable

        Notes receivable consist of the following (amounts in thousands):
                                                                                              December 31,
                                                                                      ---------------------------
                                                                                          1998           1997
                                                                                      ---------------------------
           Note receivable from officer bearing interest at the rate paid by the
              Company on its senior indebtedness, unsecured, due on November 1,
              2002                                                                  $         600           ---
           Note receivable from officer bearing interest at the rate paid by the
              Company on its senior indebtedness,  secured by GCI Class A common stock, due on the 90th day after termination of employment or July
              30, 1998, whichever is earlier                                                  ---           500
           Note receivable from officer bearing interest at the rate paid by the
              Company on its senior indebtedness, partially secured by GCI Class
              A and Class B common stock, due on December 31, 2001                            350           ---
           Note receivable from officer bearing interest at 10%, secured by
              Company stock; due in full on August 26, 2004                                   224           224
           Notes receivable from officers and others bearing interest up to 10%
              or at the rate paid by the  Company  on its  senior  indebtedness, unsecured  and secured by Company  common  stock,  shares of other
              common stock, property and equipment; due through August 26, 2004             1,289         1,155
           Interest receivable                                                                256           349
                                                                                      ---------------------------
               Total notes receivable                                                       2,719         2,228
               Less notes receivable issued upon stock option exercise,
                 classified as a component of stockholders' equity                            637           ---
               Less current portion, including current interest receivable                    650           897
                                                                                      ---------------------------

               Long-term portion, including long-term interest receivable           $       1,432         1,331
                                                                                      ===========================


                                       79                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


(5)     Other Intangible Assets

        Other intangible assets consist of the following (amounts in thousands):
                                                                                        December 31,
                                                                               -----------------------------
                                                                                     1998          1997
                                                                               -----------------------------
              Goodwill                                                       $       45,954         45,922
              PCS license and related costs                                           2,196          2,051
              Other intangibles                                                       1,181            260
                                                                               -----------------------------
                                                                                     49,331         48,233
              Less accumulated amortization                                           3,457          2,169
                                                                               -----------------------------
                  Other intangible assets, net of amortization               $       45,874         46,064
                                                                               =============================

(6)     Long-term Debt

        Long-term debt consists of the following (amounts in thousands):
                                                                                        December 31,
                                                                                ----------------------------
                                                                                    1998           1997
                                                                                ----------------------------
              Senior notes (a)                                               $      180,000        180,000
              Senior Holdings Loan (b)                                              106,700         64,700
              Fiber Facility (c)                                                     61,224            ---
              Undersea Fiber and Equipment Loan Agreement (d)                         3,733          5,384
                                                                                ----------------------------
                                                                                    351,657        250,084
              Less current maturities                                                 1,799          1,634
                                                                                ----------------------------
              Long-term debt, excluding current maturities                   $      349,858        248,450
                                                                                ============================

        (a) On August 1, 1997 GCI, Inc. issued $180,000,000 of 9.75% senior notes due 2007 ("Senior Notes"). The Senior Notes were issued at face value. Net proceeds to GCI, Inc. after deducting underwriting discounts and commissions totaled $174,600,000. Issuance costs of $5,576,000 are being amortized to amortization expense over the term of the Senior Notes.

               The Senior Notes are not redeemable prior to August 1, 2002. After August 1, 2002 the Senior Notes are redeemable at the option of GCI, Inc. under certain conditions and at stated redemption prices. The Senior Notes include limitations on additional indebtedness and prohibit payment of dividends, payments for the purchase, redemption, acquisition or retirement of GCI, Inc.'s stock, payments for early retirement of debt subordinate to the note, liens on property, and asset sales. GCI, Inc. was in compliance with all covenants during the year ending December 31, 1998. The Senior Notes are unsecured obligations of the Company.

               Net proceeds from the stock (see note 8) and Senior Note offerings and initial draws on the new Senior Holdings Loan (see note 6(b)) facilities were used to repay borrowings outstanding under the Company's then existing credit facilities and to provide initial funding for construction of the Alaska United undersea fiber optic cable (see notes 6 (c) and 11).

        (b) The Company, through Holdings, entered into $200,000,000 ($150,000,000 as amended) and $50,000,000 credit facilities ("Senior Holdings Loan") effective August 1, 1997 that mature on June 30, 2005. The Senior Holdings Loan facilities, as amended effective April 13, 1999, bear interest at either



                                       80                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


               Libor plus 1.00% to 2.50%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.00% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Borrowings under the Senior Holdings Loan facilities totaled $106,700,000 and $64,700,000 at December 31, 1998 and 1997, respectively. The Company is required to pay a commitment fee equal to 0.50% per annum on the unused portion of the commitment. Commitment fee expense on the Senior Holdings Loan totaled $512,000 and $240,000 during the years ended December 31, 1998 and 1997, respectively.

               While  Holdings  may elect at any time to reduce  amounts due and available under the Senior Holdings Loan facilities,  a mandatory prepayment is required each quarter if the outstanding borrowings at the following dates of payment exceed the allowable borrowings using the following percentages:
                                                                              Percentage of
                                                                               Reduction of
                                                                               Outstanding
                             Date Range of Quarterly Payments                   Facilities
                  -------------------------------------------------------- -------------------
                  September 30, 2000 through December 31, 2001                   3.750%
                  March 31, 2002 through December 31, 2003                       5.000%
                  March 31, 2004 through December 31, 2004                       5.625%
                  March 31, 2005                                                 7.500%
                  July 31, 2005                                                  7.500% and all remaining outstanding
                                                                                 balances

               The  facilities  contain,   among  others,   covenants  requiring
               maintenance of specific levels of operating cash flow to indebtedness and to interest expense, and limitations on acquisitions and additional indebtedness. The facilities prohibit any direct or indirect distribution, dividend, redemption or other payment to any person on account of any general or limited partnership interest in, or shares of capital stock or other securities of Holdings or any of its subsidiaries. The amended facilities require that Holdings receive $20 million in proceeds from a GCI preferred stock issuance by May 31, 1999 (see note
               12). Holdings was in compliance with all Senior Holdings Loan facilities covenants during the year ended December 31, 1998.

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

               In connection with the funding of the Senior Holdings Loan facilities, Holdings paid bank fees and other expenses of approximately $2,972,000, which is being amortized to amortization expense over the life of the agreement.

               In connection with the April 13, 1999 amendment, the Company agreed to pay all fees and expenses of its lenders, including an amendment fee of 0.25% of the aggregate commitment.

        (c) On January 27, 1998, the Company, through Alaska United, closed a $75,000,000 project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks,



                                       81                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


               Valdez, Whittier, Juneau and Seattle as further described in note
               11. Borrowings under the Fiber Facility totaled $61,224,000 at December 31, 1998. The Fiber Facility provides up to $75 million in construction financing and bears interest at either Libor plus 3.0%, or at the Company's choice, the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or at the Company's choice, the lender's prime rate plus
               1.25%-1.5%   when  the  loan  balance  is  $60,000,000  or  less.
               Borrowings under the Fiber Facility totaled $61,224,000 at December 31, 1998. Alaska United is required to pay a commitment fee equal to 0.375% per annum on the unused portion of the commitment. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended to a 12 year term loan at any time between the second and fifth anniversary of closing the facility if the Company can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, and interest and principal installments based on the extended maturity.

               The Fiber Facility contains, among others, covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs and interest and principal installments. Additional covenants pertain to the timely completion of certain project construction milestones. The Fiber Facility also contains a guarantee that requires, among other terms and conditions, Alaska United complete the project by the completion date (April 1, 1999) and pay any non-budgeted costs of the project. Alaska United was in compliance with all covenants during the period commencing January 27, 1998 (date of the Fiber Facility) through December 31, 1998.

               All of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska United, collateralize the Fiber Facility.

               In connection with the funding of the Fiber Facility, Alaska United paid bank fees and other expenses of $2,019,000 which are being amortized to Construction in Progress during the construction period of the undersea fiber optic cable. When the fiber optic cable is place in service the issuance costs will be amortized to amortization expense over the life of the agreement.

        (d) On December 31, 1992, Leasing Company entered into a $12,000,000 loan agreement ("Undersea Fiber and Equipment Loan Agreement"), of which approximately $9,000,000 of the proceeds were used to acquire capacity on the undersea fiber optic cable linking
               Seward, Alaska and Pacific City, Oregon. Concurrently, Leasing Company leased the capacity under a ten year all events, take or pay, contract with MCI (now MCI WorldCom), who subleased the capacity back to the Company. The lease and sublease agreements provide for equivalent terms of 10 years and identical monthly payments of $200,000. The proceeds of the lease agreement with MCI were pledged as primary security for the financing. The loan agreement provides for monthly payments of $170,000 including principal and interest through the earlier of January 1, 2003, or until repaid. The loan agreement provides for interest at the prime rate less one-quarter percent. Additional collateral includes substantially all of the assets of Leasing Company including the fiber capacity and a security interest in all of its outstanding stock. MCI as a second position security interest in the assets of Leasing Company.

        (e) GCI Cable entered into a credit facility totaling $205,000,000 effective October 31, 1996, associated with the acquisition of the Cable Companies as described in note 2. In August 1997, the Senior GCI Cable Loan was repaid using proceeds from the Senior Notes (see note 6(a)) and the Senior Holdings Loan (see note 6(b)).

               In connection with the funding of the loan agreement, GCI Cable, Inc. paid bank fees and other expenses of approximately $764,000 in 1996. The unamortized portion of these bank fees and other



                                       82                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


               expenses (net of income tax benefit of $180,000) was recognized as an extraordinary loss on the early extinguishment of debt in 1997.

        (f) The Company entered into a $62,500,000 interim telephony credit facility with its senior lender during April 1996. In August 1997, the Credit Agreement was repaid using proceeds from the Senior Notes (see note 6(a)) and the Senior GCI Holdings Loan (see note 6(b)).

        (g) GCI issued convertible subordinated notes totaling $10,000,000 in connection with the cable acquisitions described in note 2. During January 1997, the holders of the GCI subordinated notes exercised a conversion option which allowed them to exchange their notes for GCI Class A common shares at a predetermined conversion price of $6.50 per share. As a result, the former note holders received 1,538,457 shares of GCI Class A common stock.

         (h) As consideration for MCI's (now MCI WorldCom) role in enabling Leasing Company to finance and acquire the undersea fiber optic cable capacity described at note 6(d) above, Leasing Company agreed to pay MCI $2,040,000 in sixty monthly payments of $34,000. For financial statement reporting purposes, the obligation was recorded at its remaining present value, using a discount rate of 10% per annum. The agreement was secured by a second position security interest in the assets of Leasing Company. The obligation was fully paid at December 31, 1997.

        As of December 31, 1998  maturities  of  long-term  debt were as follows
        (amounts in thousands):
                  Year ending December 31,
                  1999                                 $        1,799
                  2000                                          1,934
                  2001                                            ---
                  2002                                            ---
                  2003                                         12,950
                  2004 and thereafter                         334,974
                                                         --------------
                                                       $      351,657
                                                         ==============

(7)     Income Taxes

        Total income tax expense (benefit) was allocated as follows:

                                                                                         Years ended
                                                                                        December 31,
                                                                             ---------------------------------
                                                                                1998          1997      1996
                                                                             ---------------------------------
                                                                                   (Amounts in thousands)
                  Earnings (loss) from continuing operations                 $  (4,123)       (573)     5,228
                  Extraordinary item                                               ---        (180)       ---
                                                                             ---------------------------------
                                                                                (4,123)       (753)     5,228
                  Stockholders' equity, for stock option
                     compensation expense for tax purposes in
                     excess of amounts recognized for financial
                     reporting purposes                                           (157)        (65)      (187)
                                                                             ---------------------------------

                                                                             $  (4,280)       (818)     5,041
                                                                             =================================



                                       83                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


        Income tax expense (benefit) consists of the following:
                                                                                        Years ended
                                                                                        December 31,
                                                                             ---------------------------------
                                                                                1998          1997      1996
                                                                             ---------------------------------
                                                                                   (Amounts in thousands)
                  Current tax expense (benefit):
                      Federal taxes                                        $    (2,858)     (4,333)     2,292
                      State taxes                                                 (521)       (830)       684
                                                                             ---------------------------------
                                                                                (3,379)     (5,163)     2,976
                                                                             ---------------------------------

                  Deferred tax expense (benefit):
                      Federal taxes                                               (629)      3,800      1,734
                      State taxes                                                 (115)        610        518
                                                                             ---------------------------------
                                                                                  (744)      4,410      2,252
                                                                             ---------------------------------

                                                                           $    (4,123)       (753)     5,228
                                                                             =================================

        Total income tax expense (benefit) differed from the "expected" income tax expense (benefit) determined by applying the statutory federal income tax rate of 34% as follows:

                                                                                                Years ended
                                                                                                December 31,
                                                                                  ---------------------------------------
                                                                                         1998          1997       1996
                                                                                  ---------------------------------------
                                                                                             (Amounts in thousands)
                  "Expected" statutory tax expense (benefit)                    $       (3,713)        (997)      4,314
                  State income taxes, net of federal benefit                              (594)        (181)        793
                  Income tax effect of goodwill amortization, nondeductible
                     expenditures and other items, net                                     441          107          55
                  Change in valuation allowance                                            ---          ---        (225)
                  Other                                                                   (257)         318         291
                                                                                  ---------------------------------------

                                                                                $       (4,123)        (753)      5,228
                                                                                  =======================================



                                       84                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


        The tax effects of temporary  differences  that give rise to significant portions of the  deferred tax assets and  deferred  tax  liabilities  at
        December 31, 1998 and 1997 are presented below.
                                                                                         December 31,
                                                                                  --------------------------
                                                                                       1998         1997
                                                                                  --------------------------
                                                                                     (Amounts in thousands)
                  Net current deferred tax assets:
                      Accounts receivable, principally due to allowance for
                         doubtful accounts                                      $          354          430
                      Compensated absences, accrued for financial reporting
                         purposes                                                          804          566
                      Workers compensation and self insurance health
                         reserves, principally due to accrual for financial
                         reporting purposes                                                244          266
                      Other                                                                545          413
                                                                                  --------------------------
                          Total gross current deferred tax assets                        1,947        1,675
                          Less valuation allowance                                         ---          ---
                                                                                  --------------------------

                             Net current deferred tax assets                    $        1,947        1,675
                                                                                  ==========================

                  Net long-term deferred tax assets:
                      Net operating loss carryforwards                          $       20,871       15,378
                      Alternative minimum tax credits                                    2,081          751
                      Deferred compensation expense for financial reporting
                         purposes in excess of amounts recognized for tax
                         purposes                                                        1,027          966
                      Employee stock option compensation expense for
                         financial reporting purposes in excess of amounts
                         recognized for tax purposes                                       327          198
                      Sweepstakes award in excess of amounts recognized for
                         tax purposes                                                      201          206
                      Other                                                                 99           75
                                                                                  --------------------------
                          Total long-term deferred tax assets                           24,606       17,574
                                                                                  --------------------------

                  Net long-term deferred tax liabilities:
                      Plant and equipment, principally due to differences in
                         depreciation                                                   56,244       51,643
                      Amortizable assets                                                 4,784        3,898
                      Costs recognized for tax purposes in excess of amounts
                         recognized for book purposes                                    1,319          ---
                      Other                                                                534          937
                                                                                  --------------------------
                          Total gross long-term deferred tax liabilities                62,881       56,478
                                                                                  --------------------------
                             Net combined long-term deferred tax liabilities
                                                                                $       38,275       38,904
                                                                                  ==========================

        In conjunction with the 1996 Cable Companies acquisition, the Company incurred a net deferred income tax liability of $24.4 million and acquired net operating losses totaling $57.6 million. The Company determined that approximately $20 million of the acquired net operating losses would not be utilized for income tax



                                       85                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


        purposes, and elected with its December 31, 1996 income tax returns to forego utilization of such acquired losses under Internal Revenue Code
        section   1.1502-32(b)(4).   Deferred   tax  assets  were  not  recorded
        associated with the foregone losses and, accordingly, no valuation allowance was provided. At December 31, 1998, the Company has (1) tax net operating loss carryforwards of approximately $51.0 million that will begin expiring in 2008 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.0 million available to offset regular income taxes payable in future years. The Company's utilization of remaining acquired net operating loss carryforwards is subject to annual limitations pursuant to Internal Revenue Code section 382 which could reduce or defer the utilization of these losses.

        Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through taxable income earned in carryback years, future reversals of existing taxable temporary differences, and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

        After the transaction described in note 2, MCI (now MCI WorldCom) owns a total of 8,251,509 shares of GCI's Class A and 1,275,791 shares of GCI's Class B common stock which represent approximately 18 and 31 percent of the issued and outstanding shares of the respective class at December 31, 1998 and 1997, respectively.

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

        Stock Option Plan
        In December 1986, GCI adopted a Stock Option Plan (the "Option Plan") in order to provide a special incentive to the Company's officers, non-employee directors, and employees by offering them an opportunity to acquire an equity interest in GCI. The Option Plan, as amended in 1998, provides for the grant of options for a maximum of 5,700,000 shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an option expires or terminates, the shares subject to the option will be available for further grants of options under the Option Plan. The Option Committee of GCI's Board of Directors administers the Option Plan.

        The Option Plan provides that all options granted under the Option Plan must expire not later than ten years after the date of grant. If at the time an option is granted the exercise price is less than the market value of the



                                       86                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


        underlying common stock, the "in the money" amount at the time of grant is expensed ratably over the vesting period of the option. Options granted pursuant to the Option Plan are only exercisable if at the time of exercise the option holder is an employee or non-employee director of GCI.

        Information for the years 1996, 1997 and 1998 with respect to the Option
        Plan follows:
                                                                                        Weighted
                                                                                        Average
                                                                                        Exercise           Range of
                                                                     Shares              Price          Exercise Prices
                                                                ---------------      -------------     ------------------
                      Outstanding at December 31, 1995              2,288,199            $3.19            $0.75-$4.00

                  Granted                                             321,000            $5.79            $3.75-$6.50
                  Exercised                                           (82,291)           $2.80            $0.75-$4.00
                  Forfeited                                           (79,785)           $3.11            $0.75-$4.50
                                                                ---------------

                      Outstanding at December 31, 1996              2,447,123            $3.54            $0.75-$6.50

                  Granted                                           1,051,000            $6.36            $0.01-$7.63
                  Exercised                                           (57,285)           $3.37            $0.75-$4.00
                  Forfeited                                           (65,938)           $4.82            $0.75-$6.50
                                                                ---------------

                      Outstanding at December 31, 1997              3,374,900            $4.39            $0.01-$7.63

                  Granted                                           1,150,459            $6.38            $3.25-$7.25
                  Exercised                                          (264,600)           $2.98            $1.00-$4.00
                  Forfeited                                          (181,000)           $6.49            $4.00-$7.00
                                                                ---------------

                      Outstanding at December 31, 1998              4,079,759            $4.95            $0.01-$7.63
                                                                ===============

                      Available for grant at December
                       31, 1998                                       657,817
                                                                ===============

        Stock Options Not Pursuant to a Plan
        In June 1989, an officer was granted options to acquire 100,000 Class A common shares at $.75 per share. The options vested in equal annual increments over a five-year period, expiring in February 1999. Options to acquire 50,000 shares were exercised during 1998.

        The Company entered into an incentive agreement in June 1989 with an officer providing for the acquisition of 85,190 remaining shares of Class A common stock of the Company for $.001 per share exercisable through June 1997. The shares under the incentive agreement vested in equal annual increments over a three-year period and were exercised in June 1997.

        Stock Warrants Not Pursuant to a Plan
        The Company entered into a warrant agreement in December 1998 with Prime II Management, L.P. ("PMLP"). In lieu of cash payments for services under the amended Management Agreement, PMLP agreed to accept a stock warrant which provides for the purchase of 425,000 shares of GCI class A common stock, with immediate vesting at the option date and an exercise price of $3.25 per share. The warrant expires December 2003.



                                       87                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


        The Company entered into a warrant agreement in exchange for services in December 1998 with certain of its legal counsel which provides for the purchase of 16,667 shares of GCI class A common stock, vesting in December 1999, with an exercise price of $3.00 per share, and expiring December 2003.

        SFAS 123 Disclosures
        The Company's stock options and warrants expire at various dates through December 2008. At December 31, 1998, 1997 and 1996, the weighted-average remaining contractual lives of options outstanding were 6.71, 6.82 and
        6.73 years, respectively.

        At December 31, 1998, 1997 and 1996, the number of exercisable shares under option was 1,827,130, 1,664,015 and 1,275,903, respectively, and the weighted-average exercise price of those options was $3.49, $3.15 and $2.85, respectively.

        The per share weighted-average fair value of stock options granted during 1998 was $4.08 for compensatory and non-compensatory options; for 1997, $6.71 per share for compensatory options and $6.50 per share for non-compensatory options; and for 1996, $6.94 per share for compensatory options and $4.40 per share for non-compensatory options. The amounts were determined as of the options' grant dates using a qualified Black-Scholes option-pricing model with the following weighted-average assumptions: 1998 - risk-free interest rate of 4.75%, volatility of
        0.6951 and an expected life of 5.7 years; 1997 - risk-free interest rate of 5.46%, volatility of 1.8558 and an expected life of 5.5 years; and 1996 - risk-free interest rate of 5.48%, volatility of 1.8558 and an expected life of 5.7 years.

        Summary  information  about the  Company's  stock  options and  warrants outstanding at December 31, 1998:
                          Options and Warrants Outstanding                             Options and Warrants Exercisable
          -----------------------------------------------------------------------   -------------------------------------
                                                   Weighted
                                      Number        Average
                                    outstanding    Remaining        Weighted             Number           Weighted
           Range of Exercise          as of       Contractual       Average          Exercisable as   Average Exercise
                 Prices              12/31/98        Life        Exercise Price       of 12/31/98           Price
          -----------------------------------------------------------------------   -------------------------------------
             $0.01 - $1.75            406,000        4.15            $1.17                336,000           $1.41
             $3.00 - $3.00            778,667        3.52            $3.00                762,000           $3.00
             $3.25 - $3.75             79,459        9.71            $3.28                  3,330           $3.75
             $4.00 - $4.00            792,300        5.84            $4.00                445,300           $4.00
             $4.50 - $4.50             20,000        7.09            $4.50                 20,000           $4.50
             $6.00 - $6.00            459,500        8.78            $6.00                 91,000           $6.00
             $6.50 - $6.50            430,500        8.73            $6.50                 38,500           $6.50
             $6.63 - $6.94            115,000        9.08            $6.84                      0           $0.00
             $7.00 - $7.00            671,000        8.31            $7.00                 88,000           $7.00
             $7.25 - $7.63            390,000        8.77            $7.39                 43,000           $7.54
                                -------------------------------------------------   -------------------------------------
             $0.01 - $7.63          4,142,426        6.71            $4.89              1,827,130           $3.49
                                =================================================   =====================================


                                       88                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


        Had  compensation  cost for the Company's 1996, 1997 and 1998 grants for stock-based compensation plans been determined consistent with SFAS 123, the  Company's  net income (loss) and net income (loss) per common share would  approximate the pro forma amounts below (in thousands  except per share data):
                                                                    As Reported        Pro Forma
                                                                 -----------------------------------
          1996:
          Net earnings                                                $  7,462            7,212
          Basic net earnings per common share                         $   0.28             0.27
          Diluted net earnings per common share                       $   0.27             0.26

          1997:
          Net loss                                                    $(2,183)          (3,387)
          Basic net loss per common share                             $ (0.05)           (0.08)
          Diluted net loss per common share                           $ (0.05)           (0.08)

          1998:
          Net loss                                                    $(6,797)          (8,697)
          Basic net loss per common share                             $ (0.14)           (0.18)
          Diluted net loss per common share                           $ (0.14)           (0.18)

        Pro forma net income (loss) reflects options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above since compensation cost is reflected over the options' vesting period of generally 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

        Class A Common Shares Held in Treasury
        The Company acquired 105,111 shares of its Class A common stock in 1989 for approximately $328,000 to fund a deferred bonus agreement with an officer of the Company. The agreement provides that the balance is payable after the later of termination of employment or six months after the effective date of the agreement. In September 1995, July 1996 and March 1997, the Company acquired a total of 97,657 additional shares of Class A common stock for approximately $711,000 to fund additional deferred compensation agreements for two of its officers. In April and May, 1998, the Company acquired a total of 145,000 additional shares of Class A common stock for approximately $568,000 to fund additional deferred compensation agreements for three of its officers.

        Employee Stock Purchase Plan
        In December 1986, GCI adopted an Employee Stock Purchase Plan (the "Plan") qualified under Section 401 of the Internal Revenue Code of 1986 (the "Code"). The Plan provides for acquisition of GCI's Class A and Class B common stock at market value. The Plan permits each employee of GCI and affiliated companies who has completed one year of service to elect to participate in the Plan. Eligible employees may elect to reduce their compensation in any even dollar amount up to 10 percent of such compensation up to a maximum of $10,000 in 1998; they may contribute up to 10 percent of their compensation with after-tax dollars, or they may elect a combination of salary reductions and after-tax contributions.

        The Company may match employee salary reductions and after tax contributions in any amount, elected by GCI's board of directors each year, but not more than 10 percent of any one employee's compensation will be matched in any year. The combination of salary reductions, after tax contributions and matching contributions cannot exceed 25 percent of any employee's compensation (determined after salary reduction) for any year. Matching contributions vest over six years. Employee contributions may be invested in GCI common stock, MCI WorldCom common stock, Tele-Communications, Inc. ("TCI") common stock or various



                                       89                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


        mutual funds. AT&T's recent acquisition of TCI will result in the conversion of TCI shares of common stock into AT&T shares of common stock. Alternative investment choices may be offered by the Plan commencing as early as the third or fourth quarter of 1999. Employee contributions invested in GCI common stock receive up to 100% matching, as determined by GCI's board of directors each year, in GCI common stock. Employee contributions invested in other than GCI common stock receive up to 50% matching, as determined by the GCI's board of directors each year, in GCI common stock. The Company's matching contributions allocated to participant accounts totaled approximately $2,278,000, $1,800,000 and $1,013,000 for the years ended December 31,
        1998, 1997, and 1996, respectively. The Plan may, at its discretion, purchase shares of GCI common stock from GCI at market value or may purchase GCI's common stock on the open market. In 1998 the Company funded employer matching contributions through the issuance of new shares of GCI common stock rather than market purchases and expects to continue to do so in 1999.

(9)     Industry Segments Data

        The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998 which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

        The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manage and offer distinct products with different production and delivery processes.

        The Company has four reportable segments as follows:

         Long-distance services. A full range of common-carrier long-distance services are offered to business, government, other telecommunications companies and consumer customers, through its networks of fiber optic cables, digital microwave, and fixed and transportable satellite earth stations.

         Cable services. The Company provides cable television services to residential, commercial and government users in the State of Alaska. The Company's cable systems serve 26 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks and Juneau. Anchorage cable plant upgrades in 1998 enabled the Company to offer digital cable television services and retail cable modem service (through its Internet Services segment) in Anchorage, complementing its existing service offerings. The Company plans to expand its product offerings as plant upgrades are completed in other communities in Alaska.

         Local access services. The Company introduced facilities based competitive local exchange services in Anchorage in 1997. The Company has announced plans to ultimately provide similar competitive local exchange services in Alaska's other major population centers, as access is allowed by the APUC.

         Internet services. The Company began offering wholesale and retail Internet services in 1998. Deployment of the new undersea fiber optic cable (see note 11) will allow the Company to offer enhanced services with high-bandwidth requirements.

         Other services. Services provided by the Company that are included in the other segment are managed services, product sales and cellular telephone services. Included in the other segment are the results of insignificant business units described above which do meet the quantitative thresholds for determining reportable segments. None of these business units have ever met the quantitative thresholds for determining reportable segments. Also included in the other segment are corporate related expenses, including marketing,



                                       90                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


         customer service, management information systems, accounting, legal and regulatory, human resources and other general and administrative expenses.

     The Company evaluates performance and allocates resources based on (1) profit or loss from operations before depreciation, amortization, interest and income taxes, and (2) operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in note 1. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

     All revenues are earned through sales of services and products within the United States of America ("USA"). All of the Company's long-lived assets are located within the USA.

     Summarized  financial  information   concerning  the  Company's  reportable
     segments follows (amounts in thousands):
                                                       Long-                    Local
                                                      Distance     Cable        Access     Internet
                                                      Services    Services     Services    Services      Other      Total
                                                 --------------------------------------------------------------------------
                          1998
                          ----
         Revenues:
           Intersegment                               $  2,716      1,330         1,284        ---          ---      5,330
           External                                    157,350     57,640         9,908      4,591       17,306    246,795
                                                 --------------------------------------------------------------------------
              Total revenues                           160,066     58,970        11,192      4,591       17,306    252,125
                                                 --------------------------------------------------------------------------

         Cost of sales and services:
           Intersegment                                  1,284        ---         1,254      2,727          ---      5,265
           External                                     79,323     13,407         6,113      3,402       13,828    116,073
                                                 --------------------------------------------------------------------------
              Total cost of sales and services          80,607     13,407         7,367      6,129       13,828    121,338
                                                 --------------------------------------------------------------------------

         Contribution:
           Intersegment                                  1,432      1,330            30    (2,727)          ---         65
           External                                     78,027     44,233         3,795      1,189        3,478    130,722
                                                 --------------------------------------------------------------------------
              Total contribution                        79,459     45,563         3,825    (1,538)        3,478    130,787

         Selling, general and administrative
           expenses                                     21,019     15,630         8,477        782       43,926     89,833
                                                 --------------------------------------------------------------------------
                                                        58,440     29,933       (4,652)    (2,320)     (40,448)     40,954
         Depreciation and amortization                   6,976     17,281         2,597        501        4,690     32,045
                                                 --------------------------------------------------------------------------
         Operating income (loss)                      $ 51,464     12,652       (7,249)    (2,821)     (45,138)      8,909
                                                 ==========================================================================

         Total assets                                 $231,727    316,976        31,062     16,535       49,816    646,116
                                                 ==========================================================================

         Capital expenditures                         $110,177     20,727         8,104      3,836        6,129    148,973
                                                 ==========================================================================



                                       91                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                                                       Long-                    Local
                                                      Distance     Cable        Access     Internet
                                                      Services    Services     Services    Services      Other      Total
                                                 --------------------------------------------------------------------------
                          1997
         Revenues:
           Intersegment                               $    ---        516           ---        ---          172        688
           External                                    154,681     55,165           610        182       13,171    223,809
                                                 --------------------------------------------------------------------------
              Total revenues                           154,681     55,681           610        182       13,343    224,497
                                                 --------------------------------------------------------------------------

         Cost of sales and services:
           Intersegment                                    ---        ---           472        ---          ---        472
           External                                     86,346     12,610           739        241       11,141    111,077
                                                 --------------------------------------------------------------------------
              Total cost of sales and services          86,346     12,610         1,211        241       11,141    111,549
                                                 --------------------------------------------------------------------------

         Contribution:
           Intersegment                                    ---        516         (472)        ---          172        216
           External                                     68,335     42,555         (129)       (59)        2,030    112,732
                                                 --------------------------------------------------------------------------
              Total contribution                        68,335     43,071         (601)       (59)        2,202    112,948

         Selling, general and administrative
           expenses                                     18,724     18,812         2,802        26        33,219     73,583
                                                 --------------------------------------------------------------------------
                                                        49,611     24,259       (3,403)       (85)     (31,017)     39,365
         Depreciation and amortization                   6,676     13,320           525         3         3,243     23,767
                                                 --------------------------------------------------------------------------
         Operating income (loss)                      $ 42,935     10,939       (3,928)       (88)     (34,260)     15,598
                                                 ==========================================================================

         Total assets                                 $161,968    311,643        20,357      8,510       42,824    545,302
                                                 ==========================================================================

         Capital expenditures                         $ 23,107     18,199         9,379      7,496        6,463     64,644
                                                 ==========================================================================

                          1996
         Revenues:
           Intersegment                               $    ---         40           ---        ---          ---         40
           External                                    141,374      9,475           ---        ---       14,045    164,894
                                                 --------------------------------------------------------------------------
              Total revenues                           141,374      9,515           ---        ---       14,045    164,934
                                                 --------------------------------------------------------------------------

         Cost of sales and services:
           Intersegment                                     40        ---           ---        ---          ---         40
           External                                     80,193      2,067           ---        ---       10,404     92,664
                                                 --------------------------------------------------------------------------
              Total cost of sales and services          80,233      2,067           ---        ---       10,404     92,704
                                                 --------------------------------------------------------------------------

         Contribution:
           Intersegment                                   (40)         40           ---        ---          ---        ---
           External                                     61,181      7,408           ---        ---        3,641     72,230
                                                 --------------------------------------------------------------------------
              Total contribution                        61,141      7,448           ---        ---        3,641     72,230


                                       92                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


                                                       Long-                    Local
                                                      Distance     Cable        Access     Internet
                                                      Services    Services     Services    Services      Other      Total
                                                 --------------------------------------------------------------------------
         Selling, general and administrative
           expenses                                     15,442      2,992           842        ---       27,136     46,412
                                                 --------------------------------------------------------------------------
                                                        45,699      4,456         (842)        ---     (23,495)     25,818
         Depreciation and amortization                   5,025      2,220           ---        ---        2,164      9,409
                                                 --------------------------------------------------------------------------
         Operating income (loss)                      $ 40,674      2,236         (842)        ---     (25,659)     16,409
                                                 ==========================================================================

         Total assets                                 $102,739    306,743         3,475        154       34,224    447,335
                                                 ==========================================================================

         Capital expenditures                         $ 27,765        909         3,475        154        6,339     38,642
                                                 ==========================================================================

         -----------------------
         Long-distance services, local access service and Internet services are billed utilizing a unified accounts receivable system and are not reported separately by business segment. All such accounts receivable are included above in the long-distance services segment for all periods presented.

        A  reconciliation  of total segment  revenues to  consolidated  revenues follows:
         Years ended December 31,                                                    1998            1997           1996
                                                                            -----------------------------------------------
         Total segment revenues                                            $        252,125         224,497        164,934
         Less intersegment revenues eliminated in consolidation                      (5,330)           (688)           (40)
                                                                            -----------------------------------------------
              Consolidated revenues                                        $        246,795         223,809        164,894
                                                                            ===============================================

        A reconciliation  of total segment  operating income to consolidated net income (loss) before income taxes and extraordinary item follows:
         Years ended December 31,                                                     1998            1997          1996
                                                                            -----------------------------------------------
         Total segment operating income                                    $          8,909          15,598         16,409
         Less intersegment contribution eliminated in consolidation                     (65)           (216)           ---
                                                                            -----------------------------------------------
              Consolidated operating income                                           8,844          15,382         16,409
         Interest expense, net                                                      (19,764)        (17,617)        (3,719)
                                                                            -----------------------------------------------
              Consolidated net income (loss) before income taxes and
                extraordinary item                                         $        (10,920)         (2,235)        12,690
                                                                            ===============================================

        The Company provides message telephone service to MCI WorldCom (see note
        10) and Sprint, major customers. The Company earned revenues, included in the long-distance segment, pursuant to a contract with Sprint totaling approximately $25,398,000, $24,357,000 and $18,781,000 for the
        years ended December 31, 1998, 1997 and 1996 respectively. As a percentage of total revenues, Sprint revenues totaled 10.3%, 10.9% and 11.4% for the years ended December 31, 1998, 1997 and 1996 respectively.

 (10)   Related Party Transactions

        Pursuant to the terms of a contract with MCI WorldCom, a major shareholder of GCI (see note 8), the Company earned revenues of approximately $35,892,000, $34,315,000 and $29,208,000 for the years ended December 31, 1998, 1997 and 1996, respectively. As a percentage of total revenues, MCI WorldCom revenues totaled 14.5%, 15.3% and 17.7% for the years ended December 31, 1998, 1997 and 1996 respectively. Amounts receivable, net of accounts payable, from MCI WorldCom totaled $4,836,000 and



                                       93                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


        $3,933,000 at December 31, 1998 and 1997, respectively. The Company paid MCI WorldCom for distribution of its traffic in the lower 49 states amounts totaling approximately $12,639,000, $14,319,000 and $12,224,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

        GCI Cable, Inc. ("GCI Cable") is a party to a Management Agreement with Prime II Management, L.P. ("PMLP"). Certain of the Prime sellers are affiliated with PMLP. The Management Agreement began on November 1, 1996 and expires on October 31, 2005, however, it can be terminated earlier upon loss of a license to operate the systems, sale of the systems, breach of contract, or upon exercise of an option to terminate the Management Agreement by PMLP or GCI Cable any time after October 31, 2000. The agreement was amended December 15, 1998.

        Under the terms of the amended Management Agreement, PMLP performs certain services for GCI Cable and will be compensated as follows:

             November 01, 1996 through October 31, 1997    $1,000,000
             November 01, 1997 through December 31, 1997   $  125,000
             January 01, 1998 through January 31, 1999     Warrant to purchase
                                                           425,000 shares of GCI
                                                           stock
             February 01, 1999 through October 31, 1999    $  200,000
             November 01, 1999 through October 31, 2000    $  400,000
             (plus reimbursement for certain expenses)

        In connection with the agreement, GCI Cable received services valued at approximately $752,000, $1,040,000 and $197,000 including reimbursable expenses for the periods ended December 31, 1998, 1997 and 1996, respectively.

 (11)   Commitments and Contingencies

        Leases
        The Company as Lessee. The Company leases business offices, has entered into site lease agreements and uses certain equipment and satellite transponder capacity pursuant to operating lease arrangements. Rental costs under such arrangements amounted to approximately $11,609,000, $11,574,000 and $7,364,000 for the years ended December 31, 1998, 1997 and 1996, respectively.



                                       94                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


        A summary of future minimum lease payments for all leases as of December
        31, 1998 follows:
           Year ending December 31:                                             Operating      Capital
                                                                              ---------------------------
                                                                                 (Amounts in thousands)
               1999                                                         $       13,388           771
               2000                                                                  5,549           767
               2001                                                                  3,937         1,127
               2002                                                                  2,377           466
               2003                                                                  2,204           381
               2004 and thereafter                                                   3,093           643
                                                                              ---------------------------
                   Total minimum lease payments                             $       30,548         4,155
                                                                              =============
                   Less amount representing interest                                              (1,969)
                   Less current maturities of obligations under capital
                     leases                                                                         (511)
                                                                                            -------------
                  Subtotal - long-term obligations under capital leases                            1,675
                  Less long-term obligations under capital leases due to
                     related party, excluding current maturities                                    (486)
                                                                                            -------------
                  Long-term obligations under capital leases, excluding
                     related party,  excluding current maturities                          $       1,189
                                                                                            =============

        The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets. It is expected that in the normal course of business, except for satellite transponder capacity, leases that expire will be renewed or replaced by leases on other properties.

        The Company as Lessor. Subsequent to December 31, 1998, the Company signed agreements with a large commercial customer for the immediate lease of three DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the lower 48 states. The lease agreements provide for three year terms, with renewal options for additional terms.

        Deferred Compensation Plan
        During 1995, the Company adopted a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. The Company may, at its discretion, contribute matching deferrals equal to the rate of matching selected by the Company. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of the Company with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled approximately $117,000, $58,000 and $167,000 as of December 31, 1998, 1997 and 1996, respectively.

        Satellite Transponders
        The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The launch of the satellite in August 1998 failed. The Company did not assume launch risk and the launch has been rescheduled for the



                                       95                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


        fourth quarter of 1999. The Company will continue to lease transponder capacity until delivery of the transponders on the replacement satellite. The balance payable upon expected delivery of the transponders during the fourth quarter of 1999 in addition to the $9.1 million deposit previously paid totals approximately $43.5 million.

        Self-Insurance
        The Company is self-insured for losses and liabilities related primarily to health and welfare claims up to predetermined amounts above which third party insurance applies. A reserve of $545,000 was recorded at December 31, 1998 to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserve. While management uses what it believes is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

        Litigation
        The Company is involved in various disputes, lawsuits, legal proceedings and regulatory matters that have arisen in the normal course of business. While the ultimate results of these items cannot be predicted with certainty, management does not expect at this time the resolution of them to have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

        Until March 31, 1999, the regulated services rates charged by the Company may be reviewed by the State of Alaska, operating through the APUC for basic service, or by the FCC for cable programming service. Refund liability for basic service rates is limited to a one-year period. Refund liability for cable programming service rates may be calculated from the date a complaint is filed with the FCC until the rate reduction is implemented. Beginning March 31, 1999, the rates for cable programming services (service tiers above basic service) will no longer be regulated. Only regulation of basic rates, initially through the APUC, will remain.

        In order for the State of Alaska to exercise rate regulation authority over the Company's basic service rates, 25% of a systems' subscribers must request such regulation by filing a petition with the APUC. At December 31, 1998, the State of Alaska has rate regulation authority over the Juneau system's basic service rates. (The Juneau system serves 8.3% of the Company's total basic service subscribers at December 31, 1998.) Juneau's current rates have been approved by the APUC and there are no other pending filings with the APUC, therefore, there is no refund liability for basic service at this time.

        Undersea Fiber Optic Cable Contract Commitment
        The Company signed a contract in July 1997 for construction of the undersea portion of a fiber optic cable system connecting the cities of Anchorage, Juneau, and Seattle via a subsea route. The total system is expected to cost approximately $125 million. Subsea and terrestrial connections extended the fiber optic cable to Fairbanks via Whittier and Valdez. Construction efforts began in September 1998 and were completed in early February 1999. Commercial services commenced in February 1999. Pursuant to the



                                       96                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


        contract, the Company paid $77.2 million and $9.1 million during the years ended December 31, 1998 and 1997, respectively, and will pay the remaining balance in installments through April 1999. Approximately $39.4 million of proceeds from the public offerings (see note 8), net of the $9.1 million paid in 1997, were contributed to Alaska United. The use of such proceeds was restricted to funding the construction and deployment of the fiber optic cable system and was reported as Restricted Cash at December 31, 1997 in the accompanying Consolidated Financial Statements. The restricted cash was released to Alaska United in 1998 to fund construction and deployment efforts. In January 1998, the Company secured up to $75 million in bank financing to fund the remaining cost of construction and deployment, of which $61.2 million was outstanding at December 31, 1998 (see note 6 (c)).

        Year 2000
        In 1997, the Company initiated a plan to identify, assess and remediate Year 2000 issues within each of its significant computer programs and certain equipment which contain micro-processors. The plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Company has divided the plan into two major phases. The first phase, including team formation, inventory assessment, compliance assessment and risk assessment, were completed during 1998. The second phase, including resolution/remediation, validation, contingency planning and sign-off acceptance, was in progress at December 31, 1998. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The plan anticipates that by mid-1999 the conversion, implementation and testing phases will be completed. The current budget for the total cost of remediation (including replacement software and hardware) and testing, as set forth in the plan, is approximately $4.0 million.

        The Company is in the process of identifying and contacting critical suppliers and customers whose computerized systems interface with the Company's systems, regarding their plans and progress in addressing their Year 2000 issues. The Company has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

        The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's operations, liquidity or financial condition.

(12)    Subsequent Event
        On April 2, 1999 the Company received commitments for the issuance of 20,000 shares of convertible redeemable accreting preferred stock ("Preferred Stock"). Proceeds totaling $20 million (before payment of costs and expenses) will be used for general corporate purposes and to provide additional liquidity. The Company's amended Senior Holdings Loan facilities limit use of such proceeds (see note 6). The Preferred Stock contains a $1,000 per share liquidation preference, plus accrued but unpaid dividends and fees. Dividends will be payable semi-annually at the rate of 8.5% of the liquidation preference. Prior to the five-year anniversary following closing, dividends are payable, at the Company's option, in cash or in additional fully-paid shares of Preferred Stock. Dividends are payable only in cash following the five-year anniversary of closing. Mandatory redemption is required 12 years from the date of closing.



                                       97                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


        The Company and Holders of the Preferred Stock will have the right after the four-year anniversary of closing (or occurrence of a triggering event, as defined) to convert the stated value, in whole or in part, into registered shares of GCI class A common stock. The conversion price will be the lesser of $6.00 or 120% of the average closing price of GCI's class A common stock for the 10 trading days prior to closing.

        At any time subsequent to the third anniversary  following closing,  and assuming the stock is trading at two times the conversion price, the Company may require immediate conversion at a price equal to two times the conversion price. The Preferred Stock, subject to lender approval, will be exchangeable in whole or in part, at the Company's option, into subordinated debt with terms and conditions comparable to those governing the Preferred Stock. The Preferred Stock will be senior to all other classes of the Company's equity securities, and will have voting rights equal to that number of shares of common stock into which it can be converted. The holders of the Preferred Stock will, as a class, be entitled to elect one GCI director. Closing is expected to take place prior to April 30, 1999.

(13)    Supplementary Financial Data

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1998 and 1997.

        (Amounts in thousands, except per share amounts)
                                                             First      Second        Third      Fourth      Total
                                                            Quarter     Quarter      Quarter     Quarter      Year
                                                            -------     -------      -------     -------      ----
       1998
       ----
       Total revenues                                 $     58,152      62,941       62,766      62,936      246,795
       Net loss                                       $     (1,616)     (2,066)      (2,076)     (1,039)      (6,797)
       Basic net loss per common share                $      (0.03)      (0.04)       (0.04)      (0.02)       (0.14)
       Diluted net loss per common share              $      (0.03)      (0.04)       (0.04)      (0.02)       (0.14)

       1997
       ----
       Total revenues                                 $     52,881      56,186       57,956      56,786      223,809
       Net earnings (loss)                            $       (525)       (832)        (928)        102       (2,183)
       Basic loss per common share:
         Net loss before extraordinary item           $      (0.01)      (0.02)       (0.01)        ---        (0.04)
         Extraordinary loss                           $        ---         ---        (0.01)        ---        (0.01)
         Net loss                                     $      (0.01)      (0.02)       (0.02)        ---        (0.05)
       Diluted loss per common share:
         Net loss before extraordinary item           $      (0.01)      (0.02)       (0.01)        ---        (0.04)
         Extraordinary loss                           $        ---         ---        (0.01)        ---        (0.01)
         Net loss                                     $      (0.01)      (0.02)       (0.02)        ---        (0.05)


                                                           PART IV


Item 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                                                            Page No.
                                                                                                            --------
(a)(l)  Consolidated Financial Statements

           Included in Part II of this Report:

                  Independent Auditor's Report..............................................................67

                  Consolidated Balance Sheets, December 31, 1998 and 1997...................................68 -- 69

                  Consolidated Statements of Operations,
                     Years ended December 31, 1998, 1997 and 1996...........................................70

                  Consolidated Statements of Stockholders' Equity,
                     Years ended December 31, 1998, 1997 and 1996...........................................71

                  Consolidated Statements of Cash Flows,
                     Years ended December 31, 1998, 1997 and 1996...........................................72

                  Notes to Consolidated Financial Statements................................................73 -- 98

(a)(2)  Consolidated Financial Statement Schedules

           Included in Part IV of this Report:

                  Independent Auditors' Report..............................................................106

                  Schedule VIII - Valuation and Qualifying Accounts,
                     Years ended December 31, 1998, 1997 and 1996...........................................107

      Other schedules are omitted as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(b)     Exhibits

        Listed  below are the  exhibits  that are filed as a part of this Report
        (according  to the  number  assigned  to them in Item 601 of  Regulation
        S-K):
         Exhibit No.                                          Description
        ------------------------------------------------------------------------------------------------------------
          3.1            Restated Articles of Incorporation of the Company dated August 16, 1993. (23)
          3.2            Bylaws of the Company  (1)
          4.1            1997 Amendment No. 1 to Voting Agreement dated October 31, 1996, among Prime II
                            Management L.P., as agent for the Voting Prime Sellers, MCI Telecommunications
                            Corporation, Ronald A. Duncan, Robert M. Walp and TCI GCI, Inc. (23)
          10.1           Employee stock option agreements issued to individuals Spradling, O'Hara, Strid, Behnke,
                            Lewkowski and Snyder (3)
          10.2           Lease agreement between GCI Communication Services, Inc. and National Bank of Alaska
                            Leasing Corporation dated January 15, 1992 (4)
          10.3           Westin Building Lease (5)
          10.4           Duncan and Hughes Deferred Bonus Agreements (6)
          10.5           Compensation Agreement between General Communication, Inc. and William C. Behnke dated
                            January 1, 1997 (19)
          10.6           Order approving Application for a Certificate of Public Convenience and Necessity to
                            operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility
                            within Alaska (3)
          10.7           1986 Stock Option Plan, as amended (21)
          10.8           Loan agreement between National Bank of Alaska and GCI Leasing Co., Inc. dated December
                            31, 1992 (4)
          10.9           Pledge and Security Agreement between National Bank of Alaska and GCI Communication
                            Services, Inc. dated December 31, 1992 (4)
          10.10          Lease Agreement between MCI Telecommunications Corporation and GCI Leasing Co., Inc.
                            dated December 31, 1992 (4)
          10.11          Sublease Agreement between MCI Telecommunications Corporation and General Communication,
                            Inc. dated December 31, 1992 (4)
          10.12          Financial Assistance Agreement between MCI Telecommunications Corporation and GCI
                            Leasing Co., Inc. dated December 31, 1992 (4)
          10.13          MCI Carrier Agreement between MCI Telecommunications Corporation and General
                            Communication, Inc. dated January 1, 1993 (8)
          10.14          Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (8)
          10.15          Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
          10.16          Deferred Compensation Agreement between General Communication, Inc. and Ronald A.
                            Duncan, dated August 13, 1993 (9)
          10.17          Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August
                            13, 1993 (9)
          10.18          Revised Qualified Employee Stock Purchase Plan of General Communication, Inc. (10)
          10.19          Summary Plan Description pertaining to the Revised Qualified Employee Stock Purchase
                            Plan of General Communication, Inc. (10)
          10.20          The GCI Special Non-Qualified Deferred Compensation Plan (11)

         Exhibit No.                                          Description
        ------------------------------------------------------------------------------------------------------------
          10.21          Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc.
                            and GCI Communication Corp. (11)
          10.22          Equipment Purchase Agreement between GCI Communication Corporation and
                            Scientific-Atlanta, Inc. (11)
          10.23          Management Agreement, between Prime II Management, L.P., and GCI Cable, Inc., dated
                            October 31, 1996 (12)
          10.24          Third Amended and Restated Credit Agreement, dated as of October 31, 1996, between GCI
                            Communication Corp., and NationsBank of Texas, N.A. (13)
          10.25          Licenses: (5)
          10.25.1           214 Authorization
          10.25.2           International Resale Authorization
          10.25.3           Digital Electronic Message Service Authorization
          10.25.4           Fairbanks Earth Station License
          10.25.5           Fairbanks (Esro) Construction Permit for P-T-P Microwave Service
          10.25.6           Fairbanks (Polaris) Construction Permit for P-T-P Microwave Service
          10.25.7           Anchorage Earth Station Construction Permit
          10.25.8           License for Eagle River P-T-P Microwave Service
          10.25.9           License for Juneau Earth Station
          10.25.10          Issaquah Earth Station Construction Permit
          10.26          ATU Interconnection Agreement between GCI Communication Corp. and Municipality of
                            Anchorage, executed January 15, 1997 (18)
          10.27          First Amendment to Third Amended and Restated Credit Agreement entered into among GCI
                            Communication Corp., NationsBank of Texas, N.A., Toronto Dominion (Texas), Inc.,
                            Credit Lyonnais New York Branch, and National Bank of Alaska (15)
          10.28          Second Amendment to Third Amended and Restated Credit Agreement entered into among GCI
                            Communication Corp., NationsBank of Texas, N.A., Toronto Dominion (Texas), Inc.,
                            Credit Lyonnais New York Branch, and National Bank of Alaska (20)
          10.29          Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc.,
                            ACNFI, ACNJI and ACNKSI (12)
          10.30          Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and
                            Alaska Cablevision, Inc. (12)
          10.31          Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and
                            McCaw/Rock Homer Cable System, J.V. (12)
          10.32          Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and
                            McCaw/Rock Seward Cable System, J.V. (12)
          10.33          Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among
                            General Communication, Inc., and the Prime Sellers Agent (13)
          10.34          First Amendment to Asset Purchase  Agreement,  dated October 30, 1996, among General
                            Communication, Inc., ACNFI, ACNJI and ACNKSI (13)
          10.35          Amendment to Revised Qualified Employee Stock Purchase Plan of General Communication,
                            Inc.  (18)
          10.36          Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order
                            U-96-89(8) dated January 14, 1997 (18)
          10.37          Amendment to the MCI Carrier Agreement executed April 20, 1994 (18)
          10.38          Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (16)
          10.39          MCI Carrier Addendum--MCI 800 DAL Service effective February 1, 1994 (16)
          10.40          Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (16)
          10.41          Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (16)

         Exhibit No.                                          Description
        ------------------------------------------------------------------------------------------------------------
          10.42          Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (18)
          10.43          Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (16)
          10.44          Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (20)
          10.45          First Amendment to Contract for Alaska Access Services between General Communication,
                            Inc. and MCI Telecommunications Corporation dated April 1, 1996 (20)
          10.46          Service Mark License Agreement between MCI Communications Corporation and General
                            Communication, Inc. dated April 13, 1994 (19)
          10.47          Radio Station Authorization (Personal Communications Service License), Issue Date June
                            23, 1995 (19)
          10.48          Framework Agreement between National Bank of Alaska (NBA) and General Communication,
                            Inc. dated October 31, 1995 (17)
          10.49          1997 Call-Off Contract between National Bank of Alaska (NBA) and General Communication,
                            Inc. (GCI) dated November 1, 1996 (20)
          10.50          Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc.
                            and GCI Network Systems dated April 1, 1992 (20)
          10.51          Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August
                            1, 1996 (20)
          10.52          Lease Agreement dated September 30, 1991 between RDB Company and General Communication,
                            Inc. (3)
          10.53          Certificate of Public Convenience and Necessity No. 436 for Telecommunications Service
                            (Relay Services) (19)
          10.54          Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings
                            dated September 23, 1996 (19)
          10.55          Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (19)
          10.56          Contract for Alaska Access Services among General Communication, Inc. and GCI
                            Communication Corp., and Sprint Communications Company L.P. dated June 1, 1993 (20)
          10.57          First Amendment to Contract for Alaska Access Services between General Communication,
                            Inc. and Sprint Communications Company L.P. dated as of August 7, 1996 (20)
          10.58          Employment and Deferred Compensation Agreement between General Communication, Inc. and
                            John M. Lowber dated July 1992 (19)
          10.59          Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated August 15, 1994 (19)
          10.60          Transponder Lease Agreement between General Communication Incorporated and Hughes
                            Communications Satellite Services, Inc., executed August 8, 1989 (9)
          10.61          Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and
                            Hughes Communications Galaxy, Inc. dated August 24, 1995 (19)
          10.62          Order Approving Application, Subject to Conditions; Requiring Filing; and Approving
                            Proposed Tariff on an Inception Basis, dated February 4, 1997 (19)
          10.63          Resale Solutions Switched Services Agreement between Sprint Communications Company L.P.
                            and GCI Communications, Inc. dated May 31, 1996 (20)
          10.64          Commitment Letter from Credit Lyonnais New York Branch, NationsBank of Texas, N.A. and
                            TD Securities (USA) Inc. for Fiber Facility dated as of July 3, 1997 (19)
          10.65          Commitment Letter from NationsBank for Credit Facility dated July 2, 1997 (19)
          10.66          Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp.
                            dated as of July 11, 1997. (23)

         Exhibit No.                                          Description
        ------------------------------------------------------------------------------------------------------------
          10.67          Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System
                            Partnership Contract Variation No. 1 dated as of December 1, 1997. (23)
          10.68          $200,000,000 Amended and Restated Credit Agreement between GCI Holdings, Inc. and
                            NationsBank of Texas, N.A., as administrative agent, Credit Lyonnais New York Branch, as documentation agent, and TD Securities (USA), Inc. as syndication agent, dated as of November 14, 1997. (23)
          10.69          $50,000,000 Amended and Restated Credit Agreement between GCI Holdings, Inc. and
                            NationsBank of Texas, N.A., as administrative agent, Credit Lyonnais New York Branch, as documentation agent, and TD Securities (USA), Inc. as syndication agent, dated as of November 14, 1997. (23)
          10.70          Credit and Security Agreement Dated as of January 27, 1998 among Alaska United Fiber
                            System Partnership as Borrower and The Lenders Referred to Herein and Credit Lyonnais
                            New York Branch as Administrative Agent and Nationsbank of Texas, N.A. as Syndication
                            Agent and TD Securities (USA) , Inc. as Documentation Agent. (24)
          10.71          Third Amendment to Contract for Alaska Access Services between General Communication,
                            Inc. and MCI Telecommunications Corporation dated February 27, 1998 *  See note
          21.1           Subsidiaries of the Registrant (23)
          23.1           Consent of KPMG LLP (Accountant for Company) *
          27.1           Financial Data Schedule *
          99             Additional Exhibits:
          99.1              The Articles of Incorporation of GCI Communication Corp. (2)
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
          99.19             The By-laws of GCI Transport, Inc. (23)
          99.20             The Articles of Incorporation of GCI Transport, Inc. (23)
          99.21             The By-laws of Fiber Hold Co., Inc. (23)
          99.22             The Articles of Incorporation of Fiber Hold Co., Inc. (23)
          99.23             The By-laws of GCI Fiber Co., Inc. (23)
          99.24             The Articles of Incorporation of GCI Fiber Co., Inc. (23)
          99.25             The By-laws of GCI Satellite Co., Inc. (23)
          99.26             The Articles of Incorporation of GCI Satellite Co., Inc. (23)

         Exhibit No.                                          Description
        ------------------------------------------------------------------------------------------------------------
          99.27             The Partnership Agreement of Alaska United Fiber System (23)

          -------------------------
             *           Filed herewith.
           Note          Certain  information  has  been  redacted from  Exhibit
                            10.71 which the Company desires to keep undisclosed and a copy of the unredacted document has been filed separately with the Securities and Exchange Commission.


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



            21           Incorporated  herein by reference  to the  Company's Amendment No. 3 to Form S-3/A
                            Registration Statement (File No. 333-28001) dated July 22, 1997.
            22           Incorporated herein by reference to the Company's Form S-8 POS Registration Statement
                            (File No. 33-60222) dated February 20, 1998.
            23           Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997.
            24           Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

(c)     Reports on Form 8-K

        None.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




The Board of Directors and Stockholders
General Communication, Inc.:


Under date of March 26, 1999, we reported on the consolidated balance sheets of General Communication, Inc. and Subsidiaries ("Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the Company's 1998 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the consolidated financial statements, which is listed in the index in Item 14(a)(2) of the Company's 1998 Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                                     /s/

                                                     KPMG LLP





Anchorage, Alaska
March 26, 1999

                                                        Schedule VIII
                                                        -------------


                                         GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                                              Valuation and Qualifying Accounts

                                         Years ended December 31, 1998, 1997 and 1996


                                                                             Additions          Deductions
                                                                       --------------------     ----------
                                                         Balance at     Charged                 Write-offs      Balance
                                                          beginning    to profit                  net of        at end
                    Description                            of year     and loss       Other     recoveries      of year
-----------------------------------------------          ----------    ---------      -----     ----------      -------
                                                                             (Amounts in thousands)
Year ended December 31, 1998:
 Allowance for doubtful
  receivables                                              $1,070        2,795         ---           2,978         887
                                                            =====       ======       =====          ======      ======

Year ended December 31, 1997:
 Allowance for doubtful
  receivables                                              $  597        3,025         ---           2,552       1,070
                                                            =====       ======       =====          ======     =======

Year ended December 31, 1996:
 Allowance for doubtful
  receivables                                              $  295        1,736         354  (1)      1,788         597
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

Date:  March 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the date indicated.
              Signature                                        Title                                 Date
--------------------------------------      ------------------------------------------       -------------------

/s/ Carter F. Page                          Chairman of Board and Director                   March 19, 1999
--------------------------------------                                                       -------------------
Carter F. Page

/s/ Robert M. Walp                          Vice Chairman of Board and Director              March 24, 1999
--------------------------------------                                                       -------------------
Robert M. Walp

/s/ Ronald A. Duncan                        President and Director                           March 24, 1999
--------------------------------------      (Principal Executive Officer)                    -------------------
Ronald A. Duncan

/s/ Ronald R. Beaumont                      Director                                         March 19, 1999
--------------------------------------                                                       -------------------
Ronald R. Beaumont

/s/ Donne F. Fisher                         Director                                         March 24, 1999
--------------------------------------                                                       -------------------
Donne F. Fisher

/s/ William P. Glasgow                      Director                                         March 24, 1999
--------------------------------------                                                       -------------------
William P. Glasgow

/s/ Stephen R. Mooney                       Director                                         March 18, 1999
--------------------------------------                                                       -------------------
Stephen R. Mooney

/s/ Larry E. Romrell                        Director                                         March 24, 1999
--------------------------------------                                                       -------------------
Larry E. Romrell

                                                                     (Continued)


SIGNATURES
(Continued)


              Signature                                        Title                                 Date
--------------------------------------      ------------------------------------------       -------------------


/s/ James M. Schneider                      Director                                         March 24, 1999
--------------------------------------                                                       -------------------
James M. Schneider

/s/ John M. Lowber                          Senior Vice President, Chief Financial           March 24, 1999
--------------------------------------      Officer, Secretary and Treasurer                 -------------------
John M. Lowber                              (Principal Financial Officer)


/s/ Alfred J. Walker                        Vice President, Chief Accounting                 March 24, 1999
--------------------------------------      Officer                                          -------------------
Alfred J. Walker                            (Principal Accounting Officer)