Form 10-K405/A
period 1998-12-31
GENERAL COMMUNICATION INC
filed 1999-04-30
CIK 808461

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 of 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading on April 23, 1999 was approximately $161,104,000.

     The number of shares outstanding of the registrant's common stock as of
                              April 23, 1999, was:

                  Class A common stock - 45,952,747 shares; and
                    Class B common stock - 4,054,488 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.



                                                                     Form 10-K/A

                           GENERAL COMMUNICATION, INC.
                        1998 ANNUAL REPORT ON FORM 10-K/A

                                TABLE OF CONTENTS
                                -----------------

INTRODUCTION.................................................................3

PART III.....................................................................3
   Item 10, Part III.  Directors and Executive Officers of the Registrant....3
   Item 11, Part III.  Executive Compensation................................8
   Item 12, Part III.  Security Ownership of Certain Beneficial Owners and
                       Management...........................................22
   Item 13, Part III.  Certain Relationships and Related Transactions.......30

SIGNATURES..................................................................42

                                  INTRODUCTION

         General Communication, Inc. ("Company") hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1998 ("Annual Report") on Form 10-K as set forth in the following pages. Specifically, the information required by Part III of Form 10-K which the Company had in its Annual Report included by incorporation by reference to certain portions of the Company's definitive Proxy Statement for its annual shareholder meeting to be held in 1999 ("Proxy Statement") and which Proxy Statement is to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is expressly filed with the Commission as an amendment to and expressly made a part of the Annual Report, i.e., Item 10, Part III, Item 11, Part III, Item 12, Part III, and Item 13, Part III of Form 10-K.


                                    PART III

(1) Item 10, Part III.  Directors  and Executive  Officers of the  Registrant.

         The following text is extracted from the draft Proxy Statement. The record date for purposes of this amendment to the Annual Report has been set as April 14, 1999 ("Record Date"):

                              MANAGEMENT OF COMPANY

Directors and Executive Officers

         The following table sets forth certain  information about the Company's directors and executive officers as of the Record Date.
         Name                                            Age           Position
         ----                                            ---           --------
         Carter F. Page (1,2,3)                           67           Chairman and Director
         Ronald A. Duncan (1,3)                           46           President, Chief Executive Officer and Director
         Robert M. Walp (1,3)                             71           Vice Chairman and Director
         John M. Lowber (2)                               49           Senior Vice President, Chief Financial Officer,
                                                                       Secretary and Treasurer
         G. Wilson Hughes                                 53           Executive Vice President and General Manager

                                                                     Form 10-K/A

         Name                                            Age           Position
         ----                                            ---           --------
         William C. Behnke                                41           Senior Vice President-Marketing and Sales
         Richard P. Dowling                               55           Senior Vice President-Corporate Development
         Dana L. Tindall                                  37           Senior Vice President-Regulatory Affairs
         Ronald R. Beaumont (1,3,4)                       50           Director
         Donne F. Fisher (1,2,3)                          60           Director
         William P.Glasgow (1,3,4)                        40           Director
         Stephen R. Mooney (1,4)                          39           Director
         Larry E. Romrell (1,3,4)                         59           Director
         James M. Schneider (1,3)                         46           Director

------------------------
1 Member of Audit Committee and Compensation Committee.

2 Member of Finance Committee.

3 The present  classification of the Board is as follows: (1) Class I -- Messrs.
  Beaumont, Page, and Walp, whose present terms expire at the time of the Annual Meeting; (2) Class II -- Messrs. Duncan, Mooney and Romrell whose present terms expire at the time of the 2000 annual shareholder meeting; and (3) Class III -- Messrs. Fisher, Glasgow, and Schneider, whose present terms expire at the time of the 2001 annual shareholder meeting.

4 Member of Option Committee.
------------------------

         Carter F. Page. Nominee. Mr. Page has served as Chairman and a director of the Company since 1980. From December 1987 to December 1989, he served as a consultant to WestMarc Communications, Inc. ("WestMarc") in matters related to the Company. Mr. Page served as President and director of WestMarc from 1972 to December 1987. Since then and as of the Record Date, he has been managing general partner of Semaphore Partners, a general partnership and investment vehicle in the communications industry.


                                                                     Form 10-K/A

         Ronald A. Duncan. Mr. Duncan is a co-founder of the Company and has been a director of the Company since 1979. Mr. Duncan has served as President and Chief Executive Officer of the Company since January 1, 1989. From 1979 through December 1988 he was the Executive Vice President of the Company. Mr. Duncan's term as director expires in 2000. He is his own nominee to the Board pursuant to the Voting Agreement. See, "Certain Transactions: Voting Agreement."

         Robert M. Walp. Nominee. Mr. Walp is a co-founder of the Company and has been a director of the Company since 1979. Mr. Walp has served as Vice Chairman of the Company since January 1, 1989 and is an employee of the Company. From 1979 through 1988, he served as President and Chief Executive Officer of the Company. Mr. Walp is his own nominee to the Board pursuant to the Voting Agreement. "Certain Transactions: Voting Agreement."

         John M. Lowber. Mr. Lowber has served as Chief Financial Officer of the Company since January 1987, as Secretary and Treasurer since July 1988 and as Senior Vice President since December 1989. He was Vice President-Administration for the Company from 1985 to December 1989. Prior to joining the Company, Mr. Lowber was a senior manager at KPMG Peat Marwick.

         G. Wilson Hughes. Mr. Hughes has served as Executive Vice President and General Manager of the Company since June 1991. He was President and a member of the board of directors of Northern Air Cargo, Inc. from March 1989 to June 1991. From June 1984 to December 1988, Mr. Hughes was President and a member of the board of directors of Enserch Alaska Services, Inc.

         William C. Behnke. Mr Behnke has served as Senior Vice President-Marketing and Sales for the Company since January 1994. He was Vice President of the Company and President of GCI Network Systems, Inc., a former subsidiary of the Company, from February 1992 to January 1994. From June 1989 to February 1992, Mr. Behnke was Vice President of the Company and General Manager of GCI Network Systems, Inc. From August 1984 to June 1989, he was Senior Vice President for TransAlaska Data Systems, Inc.

         Richard P. Dowling. Mr. Dowling has served as Senior Vice President-Corporate Development for the Company since December 1990. He was Senior Vice President-Operations and Engineering for the Company from December 1989 to December 1990. From 1981 to December 1989, Mr. Dowling served as Vice President-Operations and Engineering for the Company.

         Dana L. Tindall. Ms. Tindall has served as Senior Vice President-Regulatory Affairs since January 1994. She was Vice President-Regulatory Affairs for the Company from January 1991 to January 1994. From October 1989 through December 1990, Ms. Tindall was Director of Regulatory Affairs for the Company, and she

                                                                     Form 10-K/A
served as Manager of Regulatory Affairs for the Company from 1985 to October 1989. In addition, Ms. Tindall was an adjunct professor of telecommunications economics at Alaska Pacific University from September through December 1995.

         Ronald R. Beaumont. Nominee. Mr. Beaumont has served as a director of the Company since his appointment by the Board in February 1999. He has more than 25 years experience in the telecommunications industry. Mr. Beaumont has been President of Operations and Technology at MCI WorldCom since September 1998. Prior to that, he was President of WorldCom Network Services from its formation, after the merger of WorldCom and MFS Communications in December 1996, to September 1998. Prior to that, he was President and Chief Executive Officer of MFS North America, Inc. from October 1994 to December 1996. Mr. Beaumont is one of MCI WorldCom's nominees to the Board pursuant to the Voting Agreement. "Certain Transactions: Voting Agreement."

         Donne F. Fisher. Mr. Fisher has served as a director of the Company since 1980. Mr. Fisher had been a consultant to Tele-Communications, Inc. ("TCI") from January 1996 to and a director of TCI from 1980 to March 1999 when TCI merged into AT&T. From 1982 until 1996, he held various executive officer positions with TCI and its subsidiaries. Mr. Fisher had served on the board of directors of most of TCI's subsidiaries through the years and continues to serve on the board of TCI Music, Inc. He presently manages his personal assets and is involved in the management of Fisher Capital Partners, Ltd. His term as director of the Company expires in 2001.

         William P. Glasgow. Mr. Glasgow has served as a director of the Company since 1996. Since July 1996, he has been President of Prime II Management, Inc., a Delaware corporation and sole general partner of Prime Management. Prior to that, he was Senior Vice President-Finance from September 1991 and Vice
President-Finance of Prime Cable Fund I, Inc. from February 1989 to September 1991. Mr. Glasgow joined Prime Cable Corp. (an affiliate of Prime II Management, Inc.) in 1983 and served in various capacities until that corporation was liquidated in 1987. His term as director of the Company expires in 2001. In the past, he has been a nominee recommended by the parties to the Voting Agreement in accordance with the terms of that agreement and at the request of Prime Management as described elsewhere in this section. "Certain Transactions: Voting Agreement."

         Stephen R. Mooney. Nominee. Mr. Mooney has served as a director of the Company since his appointment by the Board in January 1999. He has been Vice President of MCI WorldCom Venture Fund, Inc. since February 1999. Prior to that, he held various corporate development positions with MCI Communications Corporation and MCImetro, Inc. Mr. Mooney is one of MCI WorldCom's nominees to the Board pursuant to the Voting Agreement. See, within this section, "-- Voting Agreement."

                                                                     Form 10-K/A

         Larry E. Romrell. Mr. Romrell has served as a director of the Company since 1980. He has served as consultant for AT&T since March 1999. Prior to that, from 1994 to March 1999, he was an Executive Vice President of TCI and the President and a director of TCI Technology Ventures, Inc. From 1991 to 1994, Mr. Romrell was a Senior Vice President of TCI. He is also a director of Teleport Communications Group, Inc. and of United Video Satellite Group. He serves on the compensation committee of United Video Satellite Group. His term as director of the Company expires in 2000.

         James M. Schneider. Mr. Schneider has served as a director of the Company since July 1994. He has been Senior Vice President - Finance for Dell Computer Corporation since September 1998. Prior to that, from September 1996 to September 1998 he was Vice President-Finance for that corporation. Prior to that, from September 1993 to September 1996, he was Senior Vice President for MCI Communications Corporation in Washington, D.C. Mr. Schneider was with the accounting firm of Price Waterhouse from 1973 to September 1993 and was a partner in that firm from October 1983 to September 1993. His term as director of the Company expires in 2001.

Legal Proceedings

         The Board is unaware of any legal proceedings which may have occurred during the past five years and which would be material to an evaluation of the ability or integrity of any director or executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based upon a review of Forms 3, 4, and 5 adopted pursuant to the Exchange Act and completed and furnished to the Company by its shareholders and any amendments to those forms furnished to the Company, the Company is unaware of any director, officer, or beneficial owner of more than 10% of any class of common stock of the Company who failed to file on a timely basis, as provided in those forms, reports required under Section 16(a) of that act during the year ended December 31, 1998.

                                                                     Form 10-K/A

(2)  Item  11,  Part  III.   Executive   Compensation.

     The following text is extracted from the Proxy Statement:

Director Compensation

         Board members waived and did not receive director fees for the period from July 1998 through June 1999. During the year ended December 31, 1998, the directors on the Board received no direct compensation for serving on the Board and its committees. However, they were reimbursed for travel and out-of-pocket expenses incurred in connection with attendance at meetings of the Board and its committees.

         In February 1997, the Company made contingent grants, pursuant to the Stock Option Plan, to each of Messrs. Fisher, Page, and Schneider. The corresponding option agreements were issued in February 1998. Each option was for 25,000 shares with an exercise price of $7.50 per share. The options vest in 25% increments for each year that the optionee participates in at least 50% of Board meetings. As of the Record Date, options for 12,500 shares had separately vested for each of these individuals.

Executive Compensation

         Summary Compensation. The following table sets forth certain information concerning the cash and non-cash compensation earned during fiscal years 1996, 1997, and 1998 by the Company's Chief Executive Officer and by each of the four other most highly compensated executive officers of the Company or its subsidiaries whose individual combined salary and bonus each exceeded $100,000 during the fiscal year ended December 31, 1998 (collectively, "Named Executive Officers").

                                                                     Form 10-K/A

                                               SUMMARY COMPENSATION TABLE
                                                                                           Long-Term
                                                                                         Compensation
                                                      Annual Compensation                   Awards
                                           ----------------------------------------  ---------------------
                                                                                                                All Other
                                                                     Other Annual    Securities Underlying       Compen-
Name and Principal Position       Year     Salary ($)  Bonus ($)   Compensation ($)       Options (#)        sation ($) (1,2)
---------------------------       ----     ----------  ---------   ----------------  ---------------------   ----------------
Ronald A. Duncan                  1998    195,000 (3)       -0-         -0-               200,000                  15,642
  President and Chief             1997    216,649 (4)    20,400         -0-                   -0-                 167,354
  Executive Officer               1996    120,000 (5)     3,000         -0-                   -0-                 178,633

William C. Behnke                 1998        149,381     3,442         -0-                 5,425                     372
  Senior Vice President-          1997        148,336    30,960         -0-               100,000                   4,503
  Marketing and Sales             1996        110,000     5,363         -0-                   -0-                  22,066

G. Wilson Hughes                  1998        150,006       -0-         -0-                   -0-                  21,341
  Executive Vice President        1997        150,004    29,600         -0-                   -0-                 106,434
  and General Manager             1996        150,000     6,040         -0-                   -0-                 100,920

John M. Lowber                    1998        149,381       -0-         -0-                 5,425                  90,847
  Senior Vice President,          1997        148,962    72,200         -0-               100,000                  87,073
  Chief Financial Officer         1996        125,000     5,860         -0-                   -0-                  78,842
  and Secretary/Treasurer

Dana L. Tindall                   1998        159,340       -0-         -0-                 5,787                  21,813
  Senior Vice President-          1997        157,921    21,600         -0-               100,000                  19,168
  Regulatory Affairs              1996        110,000    34,630         -0-                  -0-                   10,203


------------------------
1 The  amounts   reflected  in  this  column  include  accruals  under  deferred compensation agreements between the Company and the named individuals as follows: Mr. Duncan, $60, $150,000, and $161,551 in 1998, 1997, and 1996,
  respectively;  Mr. Behnke,  $114,  $4,200, and $22,000 in 1998, 1997 and 1996,
  respectively; Mr. Hughes, $4,894, $90,113, and $85,128 in 1998, 1997, and 1996
  respectively; and Mr. Lowber, $65,000 in each of 1998, 1997, and 1996. See, within this section, "--Employment and Deferred Compensation Agreements."

2 The amounts reflected in this column also include matching contributions by the Company under the Stock Purchase Plan as follows: Mr. Duncan, $15,000, $15,000, and $15,000 in 1998, 1997, and 1996, respectively; Mr. Hughes,
  $15,000,  $14,868,  and $14,475 in 1998,  1997,  and 1996,  respectively;  Mr.
  Lowber, $12,857,  $12,305, and $12,857 in 1998, 1997, and 1996,  respectively;
  and Ms.  Tindall,  $15,000,  $9,500,  and  $10,137  in 1998,  1997,  and 1996,
  respectively. Amounts shown for Mr. Duncan include premiums of $174 under a term life insurance policy paid in 1998, $174 under a term life insurance policy paid in 1997 and $82 under a term life insurance policy paid in 1996; $2,000 paid to Mr. Duncan in each of 1997 and 1996 for serving on the Board. Amounts shown for Mr. Behnke include premiums of $102 under a term life insurance policy paid in 1998, $102 under a term life insurance policy paid in 1997 and $66 paid under a term life insurance policy in 1996. Amounts shown for Mr. Hughes include premiums of $1,447, $1,317, and $1,317 under life insurance policies paid in each of 1998, 1997 and 1996, respectively. Amounts shown for Mr. Lowber include premiums of $983, $985, and $985 under life insurance policies paid in each of 1998, 1997 and 1996, respectively. Amounts shown for Ms. Tindall include premiums of $66, $66, and $66 under a term life insurance policy paid in 1998, 1997 and 1996, respectively. Includes a waiver of accrued interest on January 1, 1999 on notes owed to the Company by Ms. Tindall and Mr. Lowber in the amounts of $6,639 and $12,007, respectively and on January 1, 1998 of $9,552 and $8,783, respectively.

3 Does not include $50,000 of Mr. Duncan's 1999 salary that was paid in advance during 1998.

4 Does not include $50,000 of Mr. Duncan's 1998 salary that was paid in advance during 1997.

5 Does not include  $50,000 of Mr. Duncan's 1997 salary that was paid in advance during 1996.
------------------------

                                                                     Form 10-K/A

Option/SAR Grants

         The following table sets forth information on the individual grants of stock options (whether or not in tandem with stock appreciation rights
("SARs")),  and  freestanding  SARs made during the Company's  fiscal year ended
December 31, 1998 to its Named Executive Officers. There were no tandem SARs or freestanding SARs associated with the Company during this period.


                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                      Potential Realizable
                                                                                     Value of Assumed Annual
                                                                                      Rates of Stock Price
                                                                                        Appreciation for
                                 Individual Grants                                        Option Term
------------------------------------------------------------------------------       -----------------------
                        Number of       % of Total
                        Securities     Options/SARs     Exercise
                        Underlying      Granted to         or
                        Option/SARs     Employees         Base
                        Granted (1)   in Fiscal Year    Price (2)   Expiration
Name                        (#)             (%)          ($/Sh)        Date          5%($) (3)    10%($) (3)
----                    -----------   --------------    ---------   ----------       ---------    ----------
Ronald A. Duncan          200,000          12.6           7.25       1/30/08           820,272    2,165,028

William C. Behnke           5,425           0.3           3.25      12/01/08            15,507       35,135

G. Wilson Hughes              ---            ---           ---           ---               ---          ---

John M. Lowber              5,425           0.3           3.25      12/01/08            15,507       35,135

Dana L. Tindall             5,787           0.4           3.25      12/01/08            16,541       37,479

------------------------

1 Options in Class A common stock.

2 The exercise price of the options was in excess of the market price of the Class A common stock at the time of grant.

3 The potential  realizable dollar value of a grant is calculated as the product of (a) the difference between (i) the product of the per-share market price at the time of grant and the sum of 1 plus the adjusted stock price appreciation rate (the assumed rate of appreciation compounded annually over the term of the option or SAR) and (ii) the per-share exercise price of the option or SAR and (b) the number of securities underlying the grant at fiscal year end.
------------------------

                                                                     Form 10-K/A

Option Exercise and Fiscal Year-End Values

         The following table sets forth information concerning each exercise of stock options during the year ended December 31, 1998 by each of the Named
Executive Officers and the fiscal year-end value of unexercised options held by each of the Named Executive Officers.


                                          AGGREGATED OPTION/SAR EXERCISES
                                      IN LAST FISCAL YEAR AND FISCAL YEAR END
                                                 OPTION/SAR VALUES
                                                       Number of Securities                Value of Unexercised
                                                      Underlying Unexercised            In-the-Money Options/SARs
                                                 Options/SAR at Fiscal Year-End (#)    at Fiscal Year-End ($) (1)
                                                 ----------------------------------    --------------------------
                        Shares
                      Acquired on       Value
Name                  Exercise(#)    Realized($)   Exercisable     Unexercisable       Exercisable   Unexercisable
----                  -----------    -----------   -----------     -------------       -----------   -------------
Ronald A. Duncan        200,000           ---            ---          200,000                ---           ---

William C. Behnke           ---           ---        105,000          150,425            106,563         7,220

G. Wilson Hughes            ---           ---        370,000          140,000            585,625         8,750

John M. Lowber           50,000       146,875        210,000          195,425            325,625        10,033

Dana L. Tindall           6,400        42,400        150,000          105,787            109,375         4,702


------------------------
1 Represents  the  difference  between the fair market  value of the  securities underlying the options/SAR and the exercise price of the options/SAR based upon the last trading price on December 31, 1998.
------------------------

Employment and Deferred Compensation Agreements

         On April 30, 1991, the Company entered into a deferred compensation agreement with Mr. Hughes (as amended in 1996, "Hughes Agreement"). Under the terms of the Hughes Agreement, Mr. Hughes is entitled to an annual base salary of $150,000 and customary benefits. Mr. Hughes' salary was reduced to $135,000 effective December 1, 1998. Pursuant to the agreement, Mr. Hughes was granted stock options in 1991 for 250,000 shares of Class A common stock at an exercise price of $1.75 per share, all of which are fully vested and exercisable. The Hughes Agreement also provides for Mr. Hughes to receive deferred compensation, with interest compounded annually at 10% of $50,000 in each of 1992, 1993, and 1994, $65,000 in 1995 and $75,000 in 1996 and each year thereafter, to accrue on December 31 of each year. Each contribution by the Company is accrued at the end of the year in which the contribution is made. Mr. Hughes did not receive a contribution

                                                                     Form 10-K/A
during the year ended December 31, 1998. Upon termination of his employment with the Company, Mr. Hughes may elect to have the full balance of the deferred compensation paid in cash, in a lump sum or in monthly installments for up to ten years. If the monthly installment method is chosen, the unpaid balance will continue to accrue interest at 10%.

         Interest accrued under the Hughes Agreement in the amounts of $10,128, $15,113, and $4,894 during the years ended December 31, 1996, 1997 and 1998, respectively. In March 1997 at the request of Mr. Hughes, the Company purchased 3,687 shares of Company Class A common stock from Mr. Hughes at a purchase price of $7.75 per share to fund certain of the vested portions of Mr. Hughes' deferred compensation under the Hughes Agreement. In May 1998, again at the request of Mr. Hughes, the Company purchased an additional 30,000 shares of Company Class A common stock in the open market at a price of $6.63 per share to fund the remaining balance of the vested portion of his deferred compensation balance. Mr. Hughes' interest in 10,165 of these shares had not yet vested as of the Record Date. The stock is held in treasury by the Company for the benefit of Mr. Hughes, is not voted and may not be disposed of by the Company or Mr. Hughes.

         The Company entered into an employment and deferred compensation agreement with Mr. Lowber in July 1992. Under the terms of the agreement, as amended in 1996, Mr. Lowber is entitled to an annual base salary of $150,000 effective January 1, 1997 and customary benefits. Mr. Lowber's salary was reduced to $135,000 effective December 1, 1998. In addition, Mr. Lowber is eligible to receive an annual cash bonus of up to $30,000 based upon the Company's and his performance. The agreement also provides for Mr. Lowber to receive deferred compensation of $450,000 ($65,000 per year from July 1992 through July 1999).

         If Mr. Lowber's employment or position with the Company is terminated, or if he dies, the entire $450,000 will be immediately payable. If Mr. Lowber voluntarily resigns, he will lose the unvested portion of his deferred compensation. The deferred compensation has been used to purchase a life insurance policy which has been collaterally assigned to the Company to the extent of premiums paid by the Company. The Company's deferred compensation contributions will be made each July 1 through 1999 and are fully vested when made. At the earlier of termination of employment or upon election by Mr. Lowber subsequent to the end of the seven-year term of the agreement, the collateral assignment of the insurance policy will be terminated.

         In February 1995, the Company agreed to pay deferred compensation to Mr. Behnke in the amount of $20,000 per year for each of 1995 and 1996, each contribution by the Company to vest at the end of the calendar year during which the allocation was made, and accruing interest at 10% per annum. The first allocation under the plan was made in December 1995. The interest accrued under this

                                                                     Form 10-K/A
deferred compensation plan was $2,000, $4,200, and $114 during the years ended December 31, 1996, 1997 and 1998, respectively. Effective January 1, 1997, the Company and Mr. Behnke entered into a compensation agreement ("Behnke Agreement") which provides for compensation through December 31, 2001. The Behnke Agreement provides for base compensation of $150,000 per year, increasing $5,000 annually for the years ending December 31, 1999, 2000 and 2001. The Behnke Agreement provides for target incentive compensation of $45,000 per year of which 78% will be deferred. Mr. Behnke's compensation was reduced to $135,000 effective December 1, 1998.

         Pursuant to the Behnke Agreement, the Company agreed to grant Mr. Behnke an option to purchase 100,000 shares of Class A common stock at an exercise price of $7.00 per share, which will vest in equal amounts on January 1, 2000, 2001 and 2002. Pursuant to the Behnke Agreement, the Company has created a deferred compensation account for Mr. Behnke in the amount of $285,000, of which $64,149 plus accrued interest of $6,314 was vested December
31, 1998 and the rest of which will vest as earned under the incentive compensation provision of the Behnke Agreement. Mr. Behnke may direct the Company to invest the entire $285,000 in the Company's common stock. The vested portions of the deferred compensation account will be paid to Mr. Behnke upon termination of his employment with the Company. At the request of Mr. Behnke, effective October 1997, the Company purchased from him 23,786 shares of Company Class A common stock at a price of $7.78 per share to fund a portion of his deferred compensation account. As of the Record Date, Mr. Behnke had a vested interest in 9,055 of those shares held for his benefit.


Non-Qualified, Unfunded Deferred Compensation Plan

         In February 1995, the Company established a non-qualified, unfunded, deferred compensation plan to provide a means by which certain employees of the Company may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. Employees eligible to participate in the plan are determined by the Board. The Company may, at its discretion, contribute matching deferrals in amounts selected by the Company. Participants immediately vest in all elective deferrals and all income and gain attributable to that participation. Matching contributions and all income and gain attributable to them vest on a case-by-case basis as determined by the Company. Participants may elect to be paid in either a single lump-sum payment or annual installments over a period not to exceed ten years. Vested balances are payable upon termination of employment, unforeseen emergencies, death or total disability and change of control or insolvency of the Company. Participants are general unsecured creditors of the Company with respect to deferred compensation benefits of the plan.

                                                                     Form 10-K/A

         During the year ended December 31, 1998 and up through the Record Date, none of the Named Executive Officers had participated in this plan.

         Except as disclosed in this Proxy Statement, as of December 31, 1998 and the Record Date, there were no compensatory plans or arrangements, including payments to be received from the Company, with respect to the Named Executive Officers for the year ended December 31, 1998. This statement is limited to situations where such a plan or arrangement resulted in or will result from the resignation, retirement, or any other termination of a Named Executive Officer's employment with the Company or its subsidiaries or from a change of control of the Company or a change in that officer's responsibilities following a change in control and where the amount involved, including all periodic payments or installments, exceeded $100,000.


Long-Term Incentive Plan Awards

         The Company had no long-term incentive plan in operation during the year ended December 31, 1998.


Stock Purchase Plan

         In December 1986, the Company adopted a Qualified Employee Stock Purchase Plan which has been subsequently amended from time to time ("Stock Purchase Plan"). The plan is qualified under Section 401 of the Internal Revenue Code of 1986, as amended. All employees of the Company, who have completed at least one year of service, are eligible to participate in the plan. Eligible employees may elect to reduce their taxable compensation in any even dollar amount up to 10% of such compensation up to a maximum per employee of $10,000 for 1999. Employees may contribute up to an additional 10% of their compensation with after-tax dollars. Subject to certain limitations, the Company may make matching contributions of common stock for the benefit of employees. Such a contribution will vest in increments over the first six years of employment. Thereafter, they are fully vested when made. No more than 10% of any one employee's compensation will be matched in any year. In addition, the combination of salary reductions, after-tax contributions and Company matching contributions for any employee cannot exceed the lesser of $30,000 or 25% of such employees' compensation (determined after salary reduction) for any year.

         With the merger in September 1998 of MCI Communications Corporation into WorldCom, Inc., the plan now offers investment in the surviving corporation MCI WorldCom. With the announcement in July 1998 of a proposed merger of TCI and AT&T with AT&T to become the surviving corporation and subsequent completion of the merger in March 1999, the Stock Purchase Plan no longer allows investments in

                                                                     Form 10-K/A

TCI. Under the terms of the Stock Purchase Plan, employees can direct their contributions to be invested in MCI WorldCom common stock and various identified mutual funds, as well as the common stock of the Company.

         As of the Record Date, the Stock Purchase Plan was considering alternatives to these mutual fund investments and investments in MCI WorldCom.

         Employee contributions invested in Company common stock are eligible to receive up to 100% Company matching contributions in common stock as determined by the Company each year. Employee contributions that are directed into investments other than Company common stock are eligible to receive Company matching contributions of up to 50%, as determined by the Company each year, for the purchase by or otherwise issuance to the Plan of additional shares of common stock of the Company. All contributions are invested in the name of the plan for the benefit of the respective participants in the plan. The participants generally do not have voting or disposition power with respect to the Company shares allocated to their accounts. Those shares are voted by a committee for the plan.

         The Stock Purchase Plan is administered through a plan administrator (currently Alfred J. Walker), and the plan's committee is appointed by the Board. The assets of the plan are invested from time to time by the trustee at the direction of the plan's committee, except that participants have the right to direct the investment of their contributions to the Stock Purchase Plan (although an election to invest in Company common stock is generally irrevocable). The plan administrator and members of the plan's committee are all employees of the Company or its subsidiaries. The plan's committee has broad administrative discretion under the terms of the plan.

         At its October 31, 1998 meeting, the Board approved an allocation to the Stock Purchase Plan of an additional 2,000,000 shares of Class A and 400,000 shares of Class B common stock of the Company. The new allocation was subject to prior plan commitments for the issuance or otherwise acquisition of Company stock. That is, as of the date of and immediately subsequent to the board approval, 1,295,013 shares of Class A and 464,320 shares of Class B common stock remained allocated to the plan and available for issuance by the Company or otherwise acquisition by the plan for the benefit of participants in the plan.


Stock Option Plan

         In December 1986, the Company adopted the 1986 Stock Option Plan, which has been subsequently amended from time to time. Its present form is the Stock Option Plan.

                                                                     Form 10-K/A

         Under the plan, the Company is authorized to grant non-qualified options to purchase shares of Class A common stock to key employees of the Company, a subsidiary of the Company, or a subsidiary of a subsidiary of the Company (including officers and directors who are employees) and non-employee directors of the Company or those subsidiaries. The number of shares of Class A common stock allocated to the Stock Option Plan was increased to 5.7 million shares upon approval by the shareholders of the Company at its 1997 annual meeting. The number of shares for which options may be granted is subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations and certain other changes in corporate structure or capitalization.

         As of the Record Date, 4,254,934 shares were subject to outstanding options under the Stock Option Plan, 967,624 shares had been issued upon the exercise of options under the plan and 477,442 shares remained available for additional grants under the plan.

         As of the Record Date, the Stock Option Plan was administered by an option committee composed of four members of the Board i.e., the Option Committee. The members of that committee are identified elsewhere in this Proxy Statement. See, "Management of Company: Board and Committee Meetings." The Option Committee was established by the Board in July 1997. Prior to that date, the entire Board administered the plan.

         The Option Committee selects optionees and determines the terms of each option, including the number of shares covered by each option, the exercise price and the option exercise period which, under the Stock Option Plan, may be from six months through up to ten years from the date of grant. Options granted that have not become exercisable terminate upon the termination of the employment or directorship of the optionholder. Exercisable options terminate from one month to one year after such termination, depending on the cause of such termination. If an option expires or terminates, the shares subject to such option become available for additional grants under the Stock Option Plan.


Report on Repricing of Options/SARs

         During the year ended December 31, 1998, the Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the Named Executive Officers, whether through amendment, cancellation or replacement grants, or any other means.

                                                                     Form 10-K/A

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee is composed of all members of the Board, and the identity and relationships of the Board members to the Company are described elsewhere in this Proxy Statement. See, "Management of Company: Directors and Executive Officers"; "Ownership of Company"; and "Certain Transactions." During the year ended December 31, 1998, Messrs. Duncan (a Named Executive Officer) and Walp participated in deliberations of the Compensation Committee concerning executive officer compensation other than deliberations concerning their own compensation.


Compensation Committee Report on Executive Compensation

         In January 1994, the Board established the Compensation Committee composed of all of the members of the Board. The duties of the Compensation Committee are as follows:

         - Preparing, on an annual basis for the review of and action by the Board, a statement of policies, goals, and plans for executive officer and Board member compensation, if any --

                  - Statement is specifically to address expected performance and compensation of and the criteria on which compensation is based for the chief executive officer and such other executive officers of the Company as the Board may designate for this purpose

         -        Monitoring   the   effect  of   ongoing   events  on  and  the
                  effectiveness of existing compensation policies, goals, and plans --

                  - Events specifically include but are not limited to the status of the premise that all pay systems correlate with the compensation goals and policies of the Company

                  -        Report from time to time, its findings to the Board

         -        Monitoring   compensation-related  publicity  and  public  and
                  private sector developments on executive compensation

         - Familiarizing itself with and monitoring the tax, accounting, corporate, and securities law ramifications of the compensation policies of the Company, including but not limited to --

                                                                     Form 10-K/A

                  - Comprehending a senior executive officer's total compensation package

                  - Comprehending the package's total cost to the Company and its total value to the recipient

                  - Paying close attention to salary, bonuses, individual insurance and health benefits, perquisites, loans made or guaranteed by the Company, special benefits to specific executive officers, individual pensions, and other retirement benefits

         - Establishing the overall cap on executive compensation and the measure of performance for executive officers, either by predetermined measurement or by a subjective evaluation

         - Striving to make the compensation plans of the Company simple, fair, and structured so as to maximize shareholder value

         For the year ended December 31, 1998, the duties of the Compensation Committee in the area of executive compensation specifically included addressing the reasonableness of compensation paid to executive officers. In doing so, the committee took into account how compensation compared to compensation paid by competing companies as well as the Company's performance and available resources.

         The compensation policy of the Company as established by the Compensation Committee is that a portion of the annual compensation of senior executive officers relates to and is contingent upon the performance of the Company. In addition, executive officers participating in deferred compensation agreements established by the Company are, under those agreements, unsecured creditors of the Company.

         In February 1997, the Compensation Committee established compensation levels for all corporate officers, including the Named Executive Officers. Also at that time the Compensation Committee established structured annual incentive bonus agreements with Mr. Duncan and with each of several of its senior and other executive officers, including Messrs. Behnke, Hughes and Lowber, and Ms. Tindall. The agreements included the premise that the Company's performance, or that of a division or subsidiary, as the case may be, for purposes of compensation would be measured by the Compensation Committee against goals established at that time and were reviewed and approved by the Board. The goals included targets for revenues and cash flow standards for the Company or the relevant division or subsidiary. Targeted objectives were set and measured from time to time by the Compensation Committee. Other business achievements of the Company obtained through the efforts of an executive officer were also taken into consideration in the evaluation of performance. Performances were evaluated and no bonuses were issued as

                                                                     Form 10-K/A
described elsewhere in this section. See, within this section, "-- Executive Compensation."

         During the year ended December 31, 1998 the Compensation Committee monitored and provided direction for the Stock Purchase Plan and Stock Option Plan. In addition, the Compensation Committee reviewed compensation levels of members of management, evaluated the performance of management, and considered management succession and related matters. The Compensation Committee reviewed in detail all aspects of compensation for the Named Executive Officers and other executive officers of the Company and its subsidiaries.

         The practice of the Compensation Committee in future years will likely be to continue to review directly the compensation and performance of Mr. Duncan as chief executive officer and to review recommendations by Mr. Duncan for the compensation of other senior executive officers.


Performance Graph

         The following graph includes a line graph comparing the yearly percentage change in the Company's cumulative total shareholder return on its Class A common stock during the five-year period from December 31, 1993 through December 31, 1998. This return is measured by dividing (1) the sum of (a) the cumulative amount of dividends for the measurement period (assuming dividend reinvestment, if any) and (b) the difference between the Company's share price at the end and the beginning of the measurement period, by (2) the share price at the beginning of that measurement period. This line graph is compared in the following graph with two other line graphs during that five-year period, i.e., a market index and a peer index. The market index is the Center for Research in Securities Prices Index for the Nasdaq Stock Market for United States companies. It presents cumulative total returns for a broad based equity market assuming reinvestment of dividends and is based upon companies whose equity securities are traded on the Nasdaq Stock Market. The peer index is the Center for Research in Securities Prices Index for Nasdaq Telecommunications Stock. It presents cumulative total returns for the equity market in the telecommunications industry segment assuming reinvestment of dividends and is based upon companies whose equity securities are traded on the Nasdaq Stock Market. The line graphs represent monthly index levels derived from compounding daily returns.

         In constructing each of the line graphs in the following graph, the closing price at the beginning point of the five-year measurement period has been converted into a fixed investment, stated in dollars, in the Company's Class A common stock (or in the stock represented by a given index, in the cases of the two comparison indexes), with cumulative returns for each subsequent fiscal year measured as a change from that

                                                                     Form 10-K/A
investment. Data for each succeeding fiscal year during the five-year measurement period are plotted with points showing the cumulative total return as of that point. The value of a shareholder's investment as of each point plotted on a given line graph is the number of shares held at that point multiplied by the then prevailing share price.

         The Company's Class B common stock is traded over-the-counter on a more limited basis. Therefore, comparisons similar to those previously described for the Class A common stock are not directly available. However, the performance of Class B common stock may be analogized to that of the Class A common stock in that the Class B common stock is readily convertible into Class A common stock by request to the Company.

                                                                     Form 10-K/A

                                        Comparison of Five-Year Cumulative Return
                                    Performance Graph for General Communication, Inc.


         COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS PERFORMANCE GRAPH FOR GENERAL
                      COMMUNICATION, INC., NASDAQ STOCK MARKET INDEX FOR
              UNITED STATES COMPANIES, AND NASDAQ TELECOMMUNICATIONS STOCK (1,2,3,4)
-----------------------------------------------------------------------------------------------------------
                                                        Nasdaq Stock Market                Nasdaq
      Measurement Period                                   Index for U.S.            Telecommunication
     (Fiscal Year Covered)          Company ($)            Companies ($)                 Stock ($)
-----------------------------------------------------------------------------------------------------------
         FYE 12/31/93                  100.0                   100.0                       100.0
         FYE 12/31/94                   81.6                    97.8                        83.5
         FYE 12/31/95                  107.9                   138.3                       109.3
         FYE 12/31/96                  171.1                   170.0                       111.7
         FYE 12/31/97                  139.5                   208.3                       163.8
         FYE 12/31/98                   85.5                   293.5                       270.0

------------------------
1 The lines represent monthly index levels derived from compounded daily returns that include all dividends.

2 The indexes are reweighted daily, using the market capitalization on the previous trading day.

3 If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

4 The index level for all series was set to $100.00 on 12/31/1993.
------------------------

                                                                     Form 10-K/A

(3) Item 12, Part III. Security Ownership of Certain Beneficial Owners and Management

    The following text is extracted from the Proxy Statement:



                              OWNERSHIP OF COMPANY

Principal Shareholders

         The following table sets forth, as of the Record Date, certain information regarding the beneficial ownership of Company Class A common stock and Class B common stock by each of the following:

         - Each person known by the Company to beneficially own 5% or more of the outstanding shares of Class A common stock or Class B common stock

         -        Each director of the Company

         -        Each of the Named Executive Officers

         - All current executive officers and directors of the Company as a group

All information with respect to beneficial ownership has been furnished to the Company by the respective shareholders of the Company.


                                              Amount and                                             Combined
                                              Nature of                      % of Total Shares        Voting
Name and Address of             Title of      Beneficial                        Outstanding           Power
Beneficial Owner (1)              Class      Ownership (#)   % of Class (%)  (Class A & B) (%)   (Class A & B) (%)
------------------------        --------   ----------------  --------------  -----------------   -----------------
Parties to Voting
Agreement:

MCI WorldCom (2)                 Class A      8,251,509           18.0              19.1               24.3
515 East Amite Street            Class B      1,275,791           31.5
Jackson, MS  39201-2702


Ronald A. Duncan (2)             Class A    967,887 (3)            2.1               2.9                6.5
                                 Class B    460,002 (3)           11.4

                                                                     Form 10-K/A


                                              Amount and                                             Combined
                                              Nature of                      % of Total Shares        Voting
Name and Address of             Title of      Beneficial                        Outstanding           Power
Beneficial Owner (1)              Class      Ownership (#)   % of Class (%)  (Class A & B) (%)   (Class A & B) (%)
------------------------        --------   ----------------  --------------  -----------------   -----------------

Robert M. Walp (2)               Class A    373,845 (4)              *               1.4                 4.0
                                 Class B    303,457 (4)            7.5


Aggregate Shares Subject         Class A  9,448,587 (5)       20.1 (5)          23.0 (5)            34.5 (5)
  to Voting Agreement            Class B  2,030,591 (5)       50.1 (5)


GCI Qualified Employee Stock     Class A      2,806,748            6.1               5.9                 4.9
Stock Purchase Plan              Class B        137,782            3.4
2550 Denali St., Ste. 1000
Anchorage, AK  99503

Kim Magness                      Class A  258,992 (6,7)              *               2.2                10.1
c/o Raymond L. Sutton, Jr.       Class B  844,848 (6,7)           20.8
303 East 17th Ave., Ste. 1100
Denver, CO  80203-1264

Gary Magness                     Class A  264,317 (6,7)              *               2.2                10.1
c/o Raymond L. Sutton, Jr.       Class B  843,448 (6,7)           20.8
303 East 17th Ave., Ste. 1100
Denver, CO  80203-1264

William C. Behnke                Class A    146,488 (8)              *                 *                   *
                                 Class B            ---            ---


Ronald R. Beaumont               Class A            ---            ---               ---                 ---
                                 Class B            ---            ---


Donne F. Fisher                  Class A 349,835 (9,10)              *               1.6                 5.5
                                 Class B 437,688 (9,10)           10.8


William P. Glasgow               Class A   22,0852 (11)              *                 *                   *
                                 Class B            ---            ---


G. Wilson Hughes                 Class A   513,046 (12)            1.1               1.0                  *
                                 Class B     2,763 (12)              *


John M. Lowber                   Class A   331,003 (13)              *                 *                   *
                                 Class B     6,287 (13)              *


Stephen R. Mooney                Class A            ---            ---               ---                 ---
                                 Class B            ---            ---

                                                                     Form 10-K/A


                                              Amount and                                             Combined
                                              Nature of                      % of Total Shares        Voting
Name and Address of             Title of      Beneficial                        Outstanding           Power
Beneficial Owner (1)              Class      Ownership (#)   % of Class (%)  (Class A & B) (%)   (Class A & B) (%)
------------------------        --------   ----------------  --------------  -----------------   -----------------

Carter F. Page                   Class A  83,987 (9,14)              *                 *                 2.5
                                 Class B        198,246            5.2


Larry E. Romrell                 Class A            ---            ---                 *                   *
                                 Class B            328              *


James M. Schneider               Class A     42,500 (9)              *                 *                   *
                                 Class B            ---            ---


Dana L. Tindall                  Class A   196,044 (15)              *                 *                   *
                                 Class B     3,820 (15)              *


All Directors and Executive      Class A 3,376,970 (16)            7.2               9.5                21.0
  Officers As a Group            Class B 1,489,772 (16)           37.0
  (14 Persons)

------------------------
* Represents beneficial ownership of less than 1% of the corresponding class of common stock.

1 Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. Shares of common stock of the Company that a person has the right to acquire within 60 days of the Record Date are deemed to be beneficially owned by such person and are included in the computation of the ownership and voting percentages only of such person. Each person has sole voting and investment power with respect to the shares indicated except as otherwise stated in the footnotes to the table.

2 Each of these persons is a party to Voting Agreement and can be deemed a beneficial owner of all of the 2,030,591 shares of Class A common stock and 9,448,587 shares of Class B common stock that are subject to the Voting Agreement. See, within this section, "--Changes in Control." MCI WorldCom reported shared voting and investment power with respect to shares held by it that are subject to the Voting Agreement. Messrs. Duncan and Walp reported shared voting power with respect to shares held by each of them that were subject to the Voting Agreement.

3 Includes 106,425 shares of Class A common stock and 6,251 shares of Class B common stock allocated to Mr. Duncan under the Stock Purchase Plan. Does not include 195,331 shares of Class A common stock held by the Company in treasury pursuant to deferred compensation agreements with the Company. See, "Management of Company: Executive Compensation." Does not include 18,560 shares of Class A common stock or 8,242 shares of Class B common stock held by the Amanda Miller Trust, with respect to which Mr. Duncan has no voting or investment power. Does not include 5,760 shares of Class A common stock or 27,020 shares of Class B common stock held by Dani Bowman, Mr. Duncan's wife, of which Mr. Duncan disclaims beneficial ownership.

4 Includes 38,229 shares of Class A common stock and 2,408 shares of Class B common stock allocated to Mr. Walp under the Stock Purchase Plan.

5 Does not include shares allocated to Messrs. Duncan and Walp under the Stock Purchase Plan.

                                                                     Form 10-K/A

6 Includes 76,688 shares of Class A and 620,608 shares of Class B common stock owned by Magness FT Investment Company, LLC of which Mr. Magness owns a 50% interest.

7 Includes 177,324 shares of Class A and 198,440 shares of Class B common stock owned by Magness Securities, LLC of which Mr. Magness owns a 50% interest.

8 Includes 120,000 shares which Mr. Behnke has the right to acquire within 60 days of the Record Date by the exercise of vested stock options. Does not include 9,055 shares of Company Class A common stock held in treasury by the Company pursuant to the Behnke deferred compensation agreement.

9 Includes 12,500 shares of Company Class A common stock each to Messrs. Fisher, Page, and Schneider which they each respectively have the right to acquire within 60 days of the Record Date by the exercise of respective stock options.

10 Includes 300,200 shares of Class A and 225,000 shares of Class B common stock owned by Fisher Capital Partners, Ltd., the corporate general partner of which is controlled by Mr. Fisher.

11 Does not include shareholdings of Prime II Management, Inc. and its affiliate
   Prime Management, whose shareholdings included 278,031 shares of Company Class A common stock and a warrant to purchase 425,000 shares of Class A common stock, and does not include 158 shares beneficially owned by minor children of Mr. Glasgow. Mr. Glasgow claims not to have or share investment control of the shares held by these entities, and he disclaims any beneficial ownership of the shares held by these entities or held by his children.

12 Includes 430,000 shares of Class A common stock which Mr. Hughes has the right to acquire within 60 days of the Record Date by the exercise of vested stock options. Includes 39,046 shares of Class A common stock and 2,763 shares of Class B common stock allocated to Mr. Hughes under the Stock Purchase Plan. Does not include 37,437 shares of Class A common stock held in treasury by the Company pursuant to the Hughes Agreement. See, "Management of
   Company: Employment and Deferred Compensation Agreements."

13 Includes 190,000 shares which Mr. Lowber has the right to acquire within 60 days of the Record Date by the exercise of vested stock options. Includes 33,358 shares of Class A common stock and 6,017 shares of Class B common stock allocated to Mr. Lowber under the Stock Purchase Plan.

14 Does not include 8,550 shares of Class A common stock held in trust for the benefit of Mr. Page's grandchildren of which Mr. Page disclaims beneficial ownership. The trustee of the trust is Keith Page, Mr. Page's son.

15 Includes 150,000 shares which Ms. Tindall has the right to acquire within 60 days of the Record Date by the exercise of vested stock options. Includes 45,785 shares of Class A common stock and 3,820 shares of Class B common stock allocated to Ms. Tindall under the Stock Purchase Plan.

16 Includes 1,077,500 shares of Class A common stock which such persons have the right to acquire within 60 days of the Record Date through the exercise of vested stock options. Includes 287,601 shares of Class A common stock and 24,412 shares of Class B common stock allocated to such persons under the Stock Purchase Plan. Does not include ownership of parties to the Voting Agreement other than Messrs. Duncan and Walp.
------------------------

                                                                     Form 10-K/A

Changes in Control

         Preferred Stock Offering. With the Company's anticipated issuance and sale of the Preferred Stock Shares pursuant to the Preferred Stock Offering (see, "Certain Transactions: Preferred Stock Offering"), the purchasers of those shares would have the right to vote on all matters presented for vote to the holders of common stock of the Company on an as-converted basis. In addition, the holders of the Preferred Stock Shares would have limited voting rights as a class or otherwise to require the Company to request their consent on specific actions which might be taken including amending the Restated Articles of Incorporation of the Company ("Articles"), restructuring the Company, paying dividends, and redeeming stock. Under the present Articles and the Article Amendments (proposed in part to allow the effectiveness of certain terms of the issuance of the Preferred Stock Shares), the Class A common stock and Class B common stock must vote for directors and on those specific actions as one class, with limited exceptions as set forth in the Alaska Corporations Code. These exceptions center on action to amend the articles of incorporation of a corporation in certain specific areas including changes in the designations, preferences, limitations, or relative rights of shares of the class. Furthermore, under the terms of the proposed Preferred Stock Offering, the investors in the Preferred Stock Shares would have the right to convert their shares into common stock of the Company. In addition, as a part of the terms of the Preferred Stock Offering, the Board would increase its size from the present nine directors to ten directors and would fill the vacancy with an individual to be recommended by the holders of those shares. Should the holders of common stock of the Company not elect that individual, the holders of the Preferred Stock Shares would have the right to appoint an observer at the meetings of the board. The Preferred Stock Offering further provided that these rights of the holders of Preferred Stock Shares relating to the Board seat and observer are to remain effective so long as any of the Preferred Stock Shares remain outstanding.

         Voting Agreement. As of the Record Date, the Voting Agreement provided, in part, that the voting stock of the parties to it will each be voted at shareholder meetings as a block in favor of two nominees proposed by MCI WorldCom (succeeding to the rights of MCI Telecommunications Corporation) and one nominee each for Messrs. Duncan and Walp. In addition, these parties to the agreement agreed under certain conditions, to vote for one nominee to the Board recommended by Prime Management. As of the Record Date and since Mr. Glasgow (Prime Management's nominee in past annual meetings) was not up for election at the Annual Meeting, the Company did not expect that Prime Management would submit a nominee for the Annual Meeting. See, within this section, "-- Changes in Control -- MCI Merger into WorldCom" and "Certain Transactions: Voting Agreement."

         Pledged Assets and Securities. The obligations of the Company under its credit facilities are secured by substantially all of the assets of the Company and its

                                                                     Form 10-K/A
direct and indirect subsidiaries. Upon a default by the Company under such agreements, the Company's lenders could gain control of the assets of the Company, including the capital stock of the Company's subsidiaries. The Company has been at all times since January 1, 1998 and up through the Record Date, in compliance with all material terms of these credit facilities. Briefly, these obligations and pledges are as follows.

         Credit Facility. On August 1, 1997, through a wholly owned subsidiary, GCI Holdings, Inc. an Alaska corporation ("GCI Holdings"), the Company entered into a new credit facility ("Credit Facility"). The Credit Facility was entered into in part to refinance and pay off the then existing telephony and cable television credit facilities of the Company and to provide longer term financing of the development of telephony and cable services of the Company. GCI Holdings was formed specifically to be the obligor under the Credit Facility. See, within this section, "-- Senior Notes." The aggregate principal amount available to be borrowed under the Credit Facility is $200 million (a portion of which is a separate $50 million tranche. The Credit Facility is secured by substantially all of the assets of the Company and provides for the following restrictions and limitations:

         -        Restricts the payment of cash dividends

         -        Limits borrowings

         -        Limits the incurrence of additional long term indebtedness

         -        Limits the issuance of additional equity

         -        Requires the maintenance of certain financial ratios

         -        Limits liens

         -        Limits investments

         -        Limits changes of management

         -        Limits changes of control

         -        Limits transactions with affiliates

         -        Limits mergers and acquisitions

         -        Limits asset sales

         -        Limits changes in business

                                                                     Form 10-K/A

The Credit Facility matures on June 30, 2005, subject to required reductions in the commitment amounts commencing September 30, 2000. The obligations of GCI Holdings under the Credit Facility are secured by a lien on substantially all its assets and its restricted subsidiaries, including the stock of those subsidiaries, subject to the existing lien securing the Fiber Lease Facility as described elsewhere in this section. See, within this section, "-- Fiber Lease Facility."

         As of December 31, 1998, the Company had outstanding indebtedness of approximately $106.7 million under the Credit Facility. The total indebtedness under the facility, as of the Record Date, was approximately $106.7 million.

         Fiber Facility. In January 1998, the Company entered into a separate credit facility to finance the construction of its new undersea fiber optic cable ("Fiber Facility"). As of the Record Date, the total indebtedness incurred under the facility was $75 million. Indebtedness incurred under the Fiber Facility matures ten years after the initial closing of the facility and accrues interest at a rate selected by the Company equal to LIBOR plus 3.0% or the prime rate plus 1.75%. The borrower under the Fiber Facility is Alaska United Fiber System Partnership, an indirect wholly-owned subsidiary of the Company and an unrestricted subsidiary under the Credit Facility and the Indenture associated with the Senior Notes. See, within this section, "-- Senior Notes." Indebtedness under the Fiber Facility is secured by substantially all assets of the partnership. Other subsidiaries of the Company, including GCI Holdings and GCI, Inc. have entered into various agreements intended to assure the ability of that partnership to meet its obligations under the Fiber Facility, including leases of capacity, keep-well agreements, and a completion guarantee.

         As of December 31, 1998, the Company had outstanding indebtedness of approximately $61.2 million under the Fiber Facility. The total indebtedness under the facility, as of the Record Date, was approximately $75 million.

         Fiber Lease Facility. On December 31, 1992, GCI Leasing, Co., Inc., an indirect wholly-owned subsidiary of the Company ("Leasing Company"), entered into a $12 million loan agreement ("Fiber Lease Facility"), of which approximately $9 million of the proceeds were used to acquire capacity on the undersea fiber optic cable linking Seward, Alaska and Pacific City, Oregon. Concurrently, Leasing Company leased the capacity under a ten year all events, take-or-pay contract to MCI Communications Corporation, which subleased the capacity back to the Company. The lease and sublease agreements provide for equivalent terms of 10 years and identical monthly payments of $200,000. The proceeds of the lease agreement with MCI Communications Corporation were pledged as primary security for the financing. The Fiber Lease Facility provides for monthly payments of $170,000 including principal and interest through the earlier of January 1, 2003, or until repaid. The Fiber Lease Facility provides for interest at the prime rate less one-quarter percent. Additional collateral includes substantially all of the assets of Leasing Company including the

                                                                     Form 10-K/A
fiber capacity and a security interest in all of its outstanding stock. MCI WorldCom (succeeding to the rights of MCI Communications Corporation) has a second position security interest in the assets of Leasing Company. See, within this section, "-- Changes in Control -- MCI Merger into WorldCom."

         As of December 31, 1998, the Company had  outstanding  indebtedness  of
approximately   $3.7  million  under  the  Fiber  Lease   Facility.   The  total
indebtedness under that facility, as of the Record Date, was $3.2 million.

         TCI Merger into AT&T. TCI, i.e., Tele-Communications, Inc., a former signatory to the Voting Agreement, announced in June 1998 its pending merger with AT&T Corp ("AT&T"), with the latter corporation being the surviving corporation, subject to approval of their respective shareholders. In March 1999, AT&T announced that the merger had been approved by the shareholders of both corporations and that the Federal Communications Commission had imposed no major conditions on the merger. Prior to the merger announcement, Kearns-Tribune Corporation, a subsidiary of TCI, held 300,200 shares of Company Class A and 225,000 shares of Company Class B common stock. These shares were sold prior to consummation of that merger. The Company expects that the two individuals formerly identified as TCI's allocation to the Company's board through the Voting Agreement, (Messrs. Fisher and Romrell) will continue as directors of the Company. See, "Ownership of Company: Principal Shareholders."

         MCI Merger into WorldCom. On September 14, 1998, MCI Communications Corporation was acquired by WorldCom, Inc. through a merger with the surviving corporation called MCI WorldCom, Inc., i.e., MCI WorldCom. It is the Company's understanding that the contract rights of MCI Communications Corporation directly or through its subsidiaries in its agreements with the Company have been acquired by MCI WorldCom. Similarly, the stock ownership by MCI Telecommunications Corporation has become ownership by MCI WorldCom.


Senior Notes

         On August 1, 1997, GCI, Inc., an Alaska corporation and wholly-owned subsidiary of the Company, publicly sold $180 million of unsecured 9.75% senior notes ("Senior Notes"). The Senior Notes are due in the year 2007. GCI, Inc. was formed specifically to issue the Senior Notes. The Senior Notes are subject to the terms of an indenture ("Indenture") entered into by GCI, Inc. Upon the occurrence of a change of control, as defined in the Indenture, GCI, Inc. is required to offer to purchase the Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.

                                                                     Form 10-K/A

         The Indenture provides that the Senior Notes are redeemable at the option of GCI, Inc. at specified redemption prices commencing in 2002. In addition, prior to August 1, 2000, GCI, Inc. is permitted to redeem up to 33-1/3% of the Senior Notes out of the net cash proceeds of one or more public equity offerings. The terms of the Senior Notes contain limitations on the ability of GCI, Inc. and its restricted subsidiaries to incur additional indebtedness, limitations on investments, payment of dividends and other restricted payments and limitations on liens, asset sales, mergers, transactions with affiliates and operation of unrestricted subsidiaries. The Indenture also limits the ability of GCI, Inc. and its restricted subsidiaries to enter into or allow to exist specified restrictions on the ability of GCI, Inc. to receive distributions from restricted subsidiaries.

         For purposes of the Indenture and the Senior Notes, the restricted subsidiaries consist of all direct or indirect subsidiaries of the Company, with the exception of the unrestricted subsidiaries. As of the Record Date, the unrestricted subsidiaries were entities formed by the Company in conjunction with its Fiber Facility as described elsewhere in this section. These unrestricted subsidiaries consisted of GCI Transport Co., Inc., GCI Satellite Co., Inc., GCI Fiber Co., Inc., Fiber Hold Co., Inc. and Alaska United Fiber System Partnership. See, within this section, "-- Changes in Control -- Pledged Assets and Securities -- Fiber Facility" and "-- Pledged Assets and Securities -- Fiber Lease Facility."

         Both the Company and GCI, Inc. have since January 1, 1998 and up through the Record Date been in compliance with all material terms of the Indenture including making timely payments on the obligations of GCI, Inc.


(4) Item 13, Part III. Certain  Relationships and Related  Transactions

    The following text is extracted from the Proxy Statement:



                              CERTAIN TRANSACTIONS

Preferred Stock Offering

         In March 1999, the Company entered into a letter of intent to issue and sell 20,000 convertible, redeemable, accreting shares of its Preferred Stock ("Preferred Stock Shares") in an offering to certain prospective investors ("Preferred Stock Offering"). The proposed offering is conditioned on a summary description of specific terms and conditions which the parties are to use as the basis to prepare the formal terms of the offer and sale of the Preferred Stock Shares. The prospective investors under the Preferred Stock Offering are Toronto Dominion Investments, Inc. with

                                                                     Form 10-K/A
offices in the State of Delaware, and Prime VIII, L.P., a Delaware limited partnership with offices in the State of Texas, or affiliates of these persons. Under the terms of the letter, unless extended in writing, at the sole discretion of Toronto Dominion, all obligations of Toronto Dominion under the letter will expire automatically if definitive documentation is not executed and delivered and the investment closed on or before April 30, 1999.

         The term sheet provides that the purchase price for the Preferred Stock Shares is $20 million, and those shares must be ranked senior to all other classes of equity securities of the Company. The holders of the Preferred Stock are to receive dividends at the rate of 8.5% of a liquidation preference payable semiannually, in cash, or in additional fully paid shares of Preferred Stock. The liquidation preference specified in the term sheet is $1,000 per share, plus accrued but unpaid dividends and fees. The term sheet provides for mandatory redemption twelve years from the date of closing on the sale of stock or upon the occurrence of certain events. These events include an acceleration of certain obligations of the Company or its subsidiaries having an outstanding balance in excess of $5 million, a change in control of the Company, commencement of bankruptcy or insolvency proceedings against the Company, a breach of the agreement for the issuance of the Preferred Stock Shares, a liquidation or dissolution of the Company, or a merger, consolidation or sale of assets of the Company which would significantly and adversely affect the rights and preferences of the Preferred Stock Shares.

         The term sheet provides that the Preferred Stock Shares are convertible at any time into shares of Class A common stock of the Company with a conversion price which is the lesser of $6.00 per share or 120% of the average closing price of the Company's common stock for the ten trading days prior to the closing. The term sheet further provides for mandatory conversion, in the discretion of the Company, at any time subsequent to the third anniversary of the closing at a price equal to two times the conversion price previously described, assuming the stock is trading at no less than two times the conversion price. The term sheet includes in the event the Company is unable or unwilling to redeem the Preferred Stock Shares subject to the terms of the mandatory or optional redemption, the investors will have the option to convert their Preferred Stock Shares into Class A common stock of the Company. The term sheet further provides that the Preferred Stock Shares are exchangeable, in whole but not in part, at the Company's option into subordinated debt with terms and conditions comparable to those governing the Preferred Stock.

         The term sheet provides that the holders of the Preferred Stock Shares will have the right to vote on all matters presented for vote to the holders of common stock on an as-converted basis. Additionally, the Preferred Stock Offering requires as long as the Preferred Stock Shares remain outstanding and unconverted, the holders of it will have the right to vote, as a class, and the Company must obtain the

                                                                     Form 10-K/A
written consent of holders of a majority (or higher as required by Alaska law) of that stock to take any of the following actions:

         - Amend the Articles or amend or repeal the Bylaws in a way which significantly and adversely affects the rights or preferences of holders of the Preferred Stock Shares

         - Merge or consolidate the Company with another entity or sell all or substantially all of its assets, in any case where the terms of that action would significantly and adversely affect the rights, privileges, and preferences of those Preferred Stock Shares

         -        Liquidate or dissolve the Company

         - Declare or pay any dividends on capital stock of the Company other than to the holders of the Preferred Stock Shares or set aside any sum for any such purpose

         - Purchase, redeem or otherwise acquire for value, or pay into or set aside as a sinking fund for such purpose, any capital stock of the Company, other than those Preferred Stock Shares, or any warrant, option or right to purchase any such capital stock, other than those Preferred Stock Shares

         - Issue additional shares of Preferred Stock except as may be required under the terms and conditions of the issuance of those Preferred Stock Shares

         Of these six specific actions, the Alaska Corporations Code, generally, requires shareholder approval of the first three. However, the code allows a corporation to specify in its articles of incorporation that its board shall have the exclusive right to adopt, alter, amend or repeal its bylaws. The Articles provide that the Board has that exclusive right with respect to the Bylaws. The last three specific actions, typically, do not require shareholder approval. That is, under the present Articles, the last three actions, normally, are matters upon which the Board has authority to act.

         With the issuance of the Preferred Stock Shares, the holders of that stock may recommend one individual to the Board. The Board has agreed to expand the size of the Board from the present nine to ten seats and, upon qualification, appoint that individual to that new seat to serve until the next shareholder meeting. At that shareholder meeting, the individual would be required to stand for election to complete the term of the class of directors to which the individual was assigned. The Board has also agreed to include the individual recommended by those holders on the subsequent Board slate for election of directors and actively to seek the election

                                                                     Form 10-K/A
of that individual to the Board. The Board has further agreed that, should the holders of common stock of the Company not elect that individual, the holders of Preferred Stock Shares will have the right to appoint an observer at the meetings of the Board. The Board has also agreed that these rights of the holders of Preferred Stock Shares relating to the Board seat and observer are to remain effective so long as any of the Preferred Stock Shares remain outstanding.

         The term sheet provides that the holders of the Preferred Stock Shares will have a right of first refusal to acquire up to a total of $5 million in the next private financing that the Company might choose to initiate.

         There are a number of conditions precedent to the Toronto Dominion's investment in the Preferred Stock Shares, including a $5 million investment in the Preferred Stock Shares by Prime VIII to complement the $15 million investment by Toronto Dominion. In addition, the Company must seek and obtain amendments to its senior credit facilities to the satisfaction of Toronto Dominion. The term sheet provides that the Preferred Stock Shares shall be convertible at any time into freely tradeable Class A common stock of the Company. It is possible that this term will be accommodated through the Company's entering to a registration rights agreement with the holders of the Preferred Stock.

         As of the Record Date, the Company was seriously considering making the Preferred Stock Offering, i.e., complying with the requirements of the term sheet, to the extent allowed by its present Articles. Subsequently, on April 21, 1999, the Board by resolution, approved the Statement of the Stock Designation for the issuance of Series B Preferred Stock ("1999 Designation") in the Preferred Stock Offering and the Series B Preferred Stock Agreement.

         The 1999 Designation is in the form of a resolution adopted by the Board. The designation sets forth the specific rights of holders of the Preferred Stock Shares, i.e., the Series B Preferred Stock, including dividend rights, liquidation rights, redemption rights, voting rights, and conversion rights. The Series B Preferred Stock Agreement sets forth the terms of the sale of the stock and representations and warranties of the parties, and includes other rights of the holders of the stock, e.g., and registration rights of the investors. Both documents generally fall within the scope of the term sheet as previously outlined.

         The Board filed the 1999 Designation with the Alaska Department of Commerce and Economic Development in accordance with the Alaska Corporations Code. Under the code, that filing constitutes an amendment to the Articles. Management expects that, should the transaction go forward, the Company should receive $20 million in return for the issuance of the Preferred Stock Shares.

                                                                     Form 10-K/A

         Management of the Company is aware of certain limitations in the present Articles which conflict with the voting rights sought by the investors. Management has informed the investors of these limitations and has assured them that the Board would adopt a resolution to amend the Articles to accommodate the Preferred Stock Offering and would submit such an amendment to a vote of and recommend its adoption by the Shareholders at the Annual Meeting. The Board intends to complete these tasks.


MCI WorldCom Agreements

         As of the Record Date, MCI WorldCom owned 19.1% of the outstanding combined common stock of the Company, representing 24.3% of the total voting power of that common stock. See "Ownership of Company: Changes in Control -- MCI Merger into WorldCom." As the successor to MCI Communications Corporation, MCI WorldCom has a significant business relationship with the Company, including the following:

         - Under the MCI WorldCom Traffic Carriage Agreement, the Company agrees to terminate all Alaska-bound MCI WorldCom long distance traffic and MCI WorldCom agrees to terminate all of the Company's long distance traffic terminating in the lower 49 states, excluding Washington, Oregon and Hawaii

         - MCI WorldCom licenses certain service marks to the Company for use in Alaska

         - MCI WorldCom, in connection with providing to the Company credit enhancement to permit the Company to purchase a portion of an undersea cable linking Seward, Alaska with Pacific City, Oregon leases from the Company all of the capacity owned by the Company on the undersea fiber optic cable and the Company leases such capacity back from MCI WorldCom

         - MCI WorldCom has purchased certain service marks of the Company

         -        The  parties  agree  to  share  some  communications   network
                  resources and various marketing, engineering and operating resources

         The Company handles MCI WorldCom's 800 traffic originating in Alaska and terminating in the lower 49 states and handles traffic for MCI WorldCom's calling card customers when they are in Alaska, while MCI WorldCom originates calls for the Company's calling card customers when they are in the lower 49 states. Revenues

                                                                     Form 10-K/A
attributed to the MCI WorldCom Traffic Carriage Agreement in 1998 were approximately $35.9 million, or approximately 15% of total revenues.


WestMarc Agreements

         The Company purchases services and uses certain facilities of WestMarc, a wholly-owned subsidiary of TCI, now AT&T, to allow the Company to provide its telecommunications services in certain of the lower 49 states. The total of such purchases from WestMarc by the Company during the years ended December 31, 1997 and 1998 were approximately $588,000 and $70,000, respectively. The Company expects to continue purchasing services from WestMarc at levels comparable to past purchases. See, "Ownership of Company: Change of Control -- TCI Merger into AT&T."

         Until it sold all of its directly owned common stock in the Company in August 1997, TCI controlled nominations to two seats on the Board pursuant to the Voting Agreement. While a party to the Voting Agreement, TCI's nominees to the Board were Messrs. Fisher and Romrell. Management of the Company currently expects that these former TCI nominees to the Board will continue as directors of the Company.


Prime Management Agreement

         In connection with its acquisition of several cable systems in 1996, the Company entered into a management agreement ("Prime Management Agreement") with Prime Management, i.e., Prime II Management, L.P., a Delaware limited partnership, to manage those systems. Under the Voting Agreement, the parties to it agreed to vote for the nominee of Prime Management in the election of directors to the Board. The Company is unaware of the total shareholdings in the Company by Prime Management and its affiliates. See, "Certain Transactions:
Voting Agreement"; and "Ownership of Company: Changes in Control -- Voting Agreement."

         Under the Prime Management Agreement, the Company paid to Prime Management a net annualized fee for managing the Company's cable systems in the amount of $1,000,000 for the year ending October 31, 1997. The Company will pay to Prime Management fees for similar services in the amount of $200,000 for the nine-month period ended October 31, 1999 and $400,000 for the year ended October 31, 2000. For services under the Prime Management Agreement Prime II Management, LP agreed to accept $125,000 and a stock warrant which provides for the purchase of 425,000 shares of GCI Class A common stock at a price of $3.25 per share. The warrant expires December 2003. Any portion of the management fee which is past due shall bear interest at a rate per annum equal to 17.5% until paid.

                                                                     Form 10-K/A

In addition, the Company is required to reimburse Prime Management for any costs and expenses incurred by it in connection with managing the Company's cable systems, including travel and entertainment expenses (the contract states that such costs and expenses are not anticipated to exceed $200,000 on an annualized basis). The Prime Management Agreement has a term of nine years but either party may terminate the agreement in its discretion after October 31, 2000.


Voting Agreement

         The Voting Agreement was entered into in 1996 in connection with the Company's acquisition of Prime Cable of Alaska, L.P., a Delaware limited partnership, and other cable television systems in Alaska. It was amended in December 1997 and presently provides that each party to the agreement must vote the party's common stock for the nominees of the other parties in the election of directors to the Board. As of the Record Date, the parties to the agreement and the number of directors which each party may nominate under these terms were as follows:

         -        Two directors nominated by MCI WorldCom

         -        One director nominated by Mr. Duncan

         -        One director nominated by Mr. Walp

         In addition, through the 1997 amendment to the Voting Agreement, the parties agreed to allow Prime II Management, L.P., a Delaware limited partnership ("Prime Management") and a former party to the agreement, to recommend one nominee to the Board for so long as the Prime Management Agreement is in full force and effect and to vote for that nominee notwithstanding Prime Management's no longer being a party to the agreement. The Prime Management Agreement is described elsewhere in this Proxy Statement. See, "Certain
Transactions: Prime Management Agreement" and "Ownership of Company: Changes in Control -- Voting Agreement."

         The Voting Agreement states that the shares subject to it are also to be voted on other matters to which the parties unanimously agree. However, as of the Record Date, the Company was unaware of any other matters subject to the Voting Agreement.

         Under the terms of the Voting Agreement, if any party to it disposes of more than 25% of the votes represented by its holdings of the common stock of the Company, such party will cease to be subject to the agreement and such disposition will trigger on behalf of each other party to the agreement the right to withdraw from the agreement. Unless earlier terminated, the Voting
Agreement   will  continue  until

                                                                     Form 10-K/A
the earlier of completion of the annual shareholder meeting of the Company in June 2001 or until there is only one party to the Voting Agreement.


Duncan Lease

         The Company entered into a long-term capital lease agreement ("Duncan Lease") in 1991 with a partnership in which Mr. Duncan, the President and Chief Executive Officer and a director of the Company, held a 50% ownership interest. Mr. Duncan sold his interest in the partnership in 1992 to Dani Bowman, who later became Mr. Duncan's spouse. However, Mr. Duncan remains a guarantor on the note that was used to finance the acquisition of the property subject to the Duncan Lease. That property consists of a building presently occupied by the Company. The Duncan Lease term is 15 years with monthly payments of $14,400, increasing in $800 increments at each two-year anniversary of the lease, beginning in 1993. If the partnership sells the property subject to the Duncan Lease prior to the end of the tenth year of the Duncan Lease, the partnership will pay to the Company one-half of the net proceeds in excess of $900,000. If that property is not sold prior to the end of the tenth year of the lease, the partnership will pay to the Company the greater of (1) one-half of the appreciated value of the property over $900,000 or (2) $500,000. The property subject to the Duncan Lease was capitalized in 1991 at the partnership's cost of $900,000, and the Duncan Lease obligation was recorded in the consolidated financial statements of the Company.

         On September 11, 1997, the Company purchased for $150,000, a parcel of property adjoining the property subject to the Duncan Lease. The parcel was purchased to provide space for additional parking facilities for the Company's use of the adjoining property under the Duncan Lease. A portion of the parcel, valued at $87,900, was simultaneously deeded to Dani Bowman in order to accommodate the platting requirements of the Municipality of Anchorage necessary to allow use of the parcel for parking facilities. The Company plans to exchange a note receivable for the parcel and to lease the parcel at market rates from Dani Bowman.

                                                                     Form 10-K/A

Hughes and Behnke Stock Sales

         In March 1997, the Company purchased 3,687 shares of Class A common stock from Mr. Hughes at the then market price of $7.75 per share. The shares were purchased for the purpose of funding Mr. Hughes's deferred compensation account under the Hughes Agreement. The Company is holding the shares in treasury until they are distributed to Mr. Hughes. While in that status, the shares are not voted and may not be disposed of by the Company or Mr. Hughes. In May 1998, again at the request of Mr. Hughes, the Company purchased an additional 30,000 shares of Company Class A common stock in the open market at a price of $6.63 per share to fund the remaining balance of the vested portion of Mr. Hughes' deferred compensation balance. Mr. Hughes' interest in 10,165 of these shares had not yet vested as of the Record Date. See, "Management of
Company: Executive Compensation" and "-- Employment and Deferred Compensation Agreements."

         Effective October 24, 1997, the Company purchased 23,786 shares of Company Class A common stock from Mr. Behnke at $7.78 per share to fund a portion of his deferred compensation under the Behnke Agreement. See, "Management of Company: Executive Compensation" and "-- Employment and Deferred Compensation Agreements."


Indebtedness of Management

         A significant portion of the compensation paid to executive officers of the Company is in the form of stock options. Because insider sales of capital stock of the Company upon exercise of such options may have a negative impact on the price of the Company's common stock, the Board has encouraged executive officers of the Company not to exercise stock options and sell the underlying stock to meet personal financial requirements. The Company has instead extended loans to such executive officers secured by their shares or options. As of the Record Date, total indebtedness of management was $2,226,000 (including accrued interest of $252,391), $654,860 in principal amount of which was secured by shares or options, $369,058 of which was otherwise secured by collateral of the borrowers, and $950,000 of which was unsecured.

         As of the Record Date, Mr. Duncan was indebted to the Company in the aggregate principal amount of $950,000 plus accrued interest of $74,199 ("Outstanding Duncan Loans"). The Outstanding Duncan Loans were made to Mr. Duncan for his personal use. They consist of a loan of $150,000 made in December 1996, an additional loan of $50,000 made in January 1997, an additional loan of $150,000 made in December 1997 and an additional loan of $600,000 made in October 1998. These loans accrue interest at the Company's variable rate under the Company's

                                                                     Form 10-K/A
senior credit facility, are unsecured and become due and payable, together with accrued interest, on December 31, 2001.

         Mr. Duncan borrowed $500,000 from the Company in August 1993 to repay a portion of indebtedness to WestMarc that he assumed from others. The $500,000 loan accrued interest at the Company's variable rate under its senior credit facility and was secured by 223,000 shares of Class A and Class B common stock owned by Mr. Duncan pursuant to the Pledge Agreement between Mr. Duncan and the Company dated August 13, 1993. The outstanding principal and accrued interest in the total amount of $171,929 were repaid on March 31, 1998.

         The largest aggregate principal amount of indebtedness owed by Mr. Duncan to the Company at any time since January 1, 1998 was $950,000, all of which remained outstanding as of the Record Date.

         As of the Record Date, Mr. Behnke, Mr. Dowling and Ms. Tindall were indebted to the Company in the respective principal amounts of $109,002, $335,858, and $120,000, plus accrued interest of $23,161, $131,561, and $2,236 respectively.

         The $109,002 owed by Mr. Behnke, is secured by an option to purchase 100,000 shares of Company Class A common stock ("Behnke Collateral"), all of which is due and payable, together with accrued interest, on June 30, 1999, and consists of the following:

         - $9,002 (remaining balance on a $48,000 loan entered into in April 1993) borrowed for his personal requirements, which amount bears interest at 9% per annum

         -        $50,000   borrowed  in   September   1995  for  his   personal
                  requirements, which amount bears interest at the Company's variable rate under its senior credit facility

         -        $50,000   borrowed   in   January   1997   for  his   personal
                  requirements, which amount bears interest at the Company's variable rate under the Company's senior credit facility

         The $335,858 owed by Mr. Dowling bears interest at the Company's variable rate under its Senior Credit Facility, is secured by 160,297 shares of Class A common stock and 74,028 shares of Class B common stock. This indebtedness consists of $224,359 borrowed in August 1994 and $86,000 borrowed in April 1995, each to pay income taxes due upon exercise of stock options, and an additional $20,000 borrowed in June 1997, and an additional $5,500 in June 1998, all for his personal requirements. Mr. Dowling's loans are payable in full on August 26, 2004.

                                                                     Form 10-K/A

         The Company loaned Ms. Tindall $70,000 in January 1996 and an additional $50,000 in May 1998, both for her personal requirements, which amounts bear interest at the rate of 6.54% per annum, are secured by options to purchase 150,000 shares of Class A common stock and are due and payable, together with accrued interest, on January 1, 2001. So long as Ms. Tindall remains in the employ of the Company, the accrued interest payment will be waived at the beginning of each year. Interest forgiven for the year ended December 31, 1998 was $6,639. Interest accrued as of the Record Date totaled $2,236.

         The largest aggregate principal amount of indebtedness owed to the Company by each of Mr. Behnke, Mr. Dowling and Ms. Tindall at any time since January 1, 1998 and through the Record Date was $148,000, $335,858, and $120,000, respectively.

         The Company loaned $45,000 to Mr. Hughes in December 1995 for his personal requirements. The principal under the promissory note bears interest at the Company's variable rate under its senior credit facility, is secured by options to purchase 250,000 shares of Class A common stock ("Hughes Collateral"). The principal is due, together with accrued interest, on June 30, 2000. In August 1996 and April 1999, Mr. Hughes received advances of $25,000 and $20,000, respectively, from the Company which bear interest at the Company's variable rate under its senior credit facility. This indebtedness is secured by the Hughes Collateral. The $25,000 advance is to be repaid by Mr. Hughes on June 30, 2000. The $20,000 advance is to be paid by him in June 1999. As of the Record Date, the accrued interest under the advances was $13,640.

         The Company loaned $185,000 to Mr. Lowber during April 1997 to purchase real property. The promissory note is secured by the cash surrender value of a life insurance policy, bears interest at 6.49% and will be due and payable, together with accrued interest, in three equal annual installments beginning June 30, 2000. So long as Mr. Lowber remains in the employ of the Company, the accrued interest will be waived at the beginning of each year. Interest forgiven for the year ended December 31, 1998 was $12,007. In July 1998, September 1998, and February 1999, the Company loan Mr. Lowber, $46,819, $33,935, and $103,303, respectively. The proceeds of the loans were used to exercise a stock option agreement and pay income taxes resulting from exercise. The notes are secured by the cash surrender value of a life insurance policy, bear interest at the Company's variable rate under its senior credit facility and are due on June 30, 2000. Interest accrued as of the Record Date totalled $7,594.

                                                                     Form 10-K/A

Registration Rights Agreements

         The Company is a party to registration rights agreements ("Registration Rights Agreements") with MCI WorldCom (succeeding to the rights of MCI Telecommunications Corporation) and certain other persons. Since January 1, 1998 and up through the Record Date, the Company believed the only party to those agreements who owned of record or beneficially more than five percent of any class of the Company's common stock was MCI WorldCom. None of these persons, other than those identified elsewhere in this Proxy Statement, were directors, officers, nominees for election as directors, or members of the immediate family of such directors, officers, or nominees of the Company. All of the MCI WorldCom shareholdings of the Company are subject to its Registration Rights Agreement with the Company. See, "Management of Company: Directors and Executive Officers" and "Ownership of Company."

         The terms of the Registration Rights Agreements vary, although they generally share several common terms. The basic terms are as follows.

         If the Company proposes to register any of its securities under the Securities Act of 1933, as amended ("Securities Act") for its own account or for the account of other shareholders, the Company must notify all of the holders under the Registration Rights Agreements of the Company's intent to register such common stock. In addition, the Company must allow the holders an opportunity to include their shares ("Registrable Shares") in that registration. Each holder also has the right, under certain circumstances, to require the Company to register all or any portion of such holder's Registrable Shares under the Securities Act. The Registration Rights Agreements are subject to certain limitations and restrictions including the right of the Company to limit the number of Registrable Shares included in the registration. Generally, the Company is required to pay all registration expenses in connection with each
registration  of  Registrable   Shares  pursuant  to  the  Registration   Rights
Agreements.

         The Registration Rights Agreement between the Company and MCI WorldCom, dated March 31, 1993, specifically requires the Company to effect no more than two registrations at the request of MCI WorldCom. However, each registration request by MCI WorldCom must include Registrable Shares having an aggregate market value of more than $500,000. MCI WorldCom executed a second Registration Rights Agreement with the Company dated October 31, 1996, pursuant to which the Company is required to effect no more than two registrations at the request of MCI WorldCom, each request to cover Registrable Shares having an aggregate market value of at least $1.5 million.

                                                                     Form 10-K/A

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  GENERAL COMMUNICATION, INC.


                                                  By:/s/
                                                     Ronald A. Duncan, President
                                                     (Chief Executive Officer)

Date:  April 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the date indicated.
           Signature                                      Title                                Date
------------------------------------           ----------------------------------          --------------
/s/                                            Chairman of the Board and Director          April 28, 1999
------------------------------------
Carter F. Page

/s/                                            Vice Chairman of the Board and              April 28, 1999
------------------------------------           Director
Robert M. Walp

/s/                                            President and Director, (Chief              April 28, 1999
------------------------------------           Executive Officer)
Ronald A. Duncan

                                               Director                                    April   , 1999
------------------------------------
Ronald R. Beaumont

/s/                                            Director                                    April 28, 1999
------------------------------------
Donne F. Fisher

                                                                     Form 10-K/A

           Signature                                      Title                                Date
------------------------------------           ----------------------------------          --------------

/s/                                            Director                                    April 28, 1999
------------------------------------
William P. Glasgow

/s/                                            Director                                    April 29, 1999
------------------------------------
Stephen R. Mooney

/s/                                            Director                                    April 29, 1999
------------------------------------
Larry E. Romrell

/s/                                            Director                                    April 28, 1999
------------------------------------
James M. Schneider

/s/                                            Senior Vice President, Chief                April 28, 1999
------------------------------------           Financial Officer, Secretary and
John M. Lowber                                 Treasurer (Principal Financial
                                               Officer)


/s/                                            Vice President and Chief                    April 28, 1999
------------------------------------           Accounting Officer (Principal
Alfred J. Walker                               Accounting Officer)

                                                                     Form 10-K/A
                                                                         Page 43