Form 10-K405
period 1999-12-31
GENERAL COMMUNICATION INC
filed 2000-03-30
CIK 808461

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading on February 28, 2000 was approximately $215,690,967.

        The number of shares outstanding of the registrant's common stock as of February 29, 2000, was:

                 Class A common stock - 47,395,894 shares; and
                    Class B common stock - 3,909,014 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on June 8, 2000 are incorporated by reference into Part III of this report.

                           GENERAL COMMUNICATION, INC.
                         1999 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS
                                                                                                                     Page
                                                                                                                     ----
Glossary................................................................................................................3

Cautionary statement regarding forward-looking statements...............................................................9

Part I.................................................................................................................11

   Item 1.  Business...................................................................................................11
     General...........................................................................................................11
     Financial information about industry segments.....................................................................11
     Historical development of our business during the past fiscal year................................................11
     Narrative description of our business.............................................................................15
     Environmental regulations.........................................................................................32
     Patents, trademarks, licenses, certificates of public convenience and necessity, and military franchises..........32
     Regulation, franchise authorizations and tariffs..................................................................33
     Financial information about our foreign and domestic operations and export sales..................................44
     Seasonality.......................................................................................................44
     Customer-sponsored research.......................................................................................44
     Backlog of orders and inventory...................................................................................44
     Geographic concentration and alaska economy.......................................................................44
     Employees.........................................................................................................46
     Other.............................................................................................................47
   Item 2.   Properties................................................................................................47
   Item 3.   Legal proceedings.........................................................................................49
   Item 4.   Submission of matters to a vote of security holders.......................................................49

Part II................................................................................................................50

   Item 5.  Market for the registrant's common equity and related stockholder matters..................................50
   Item 6.  Selected financial data....................................................................................51
   Item 7.  Management's discussion and analysis of financial condition and results of operations......................52
   Item 7a. Quantitative and qualitative disclosures about market risk.................................................67
   Item 8.  Consolidated financial statements and supplementary data...................................................68
   Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure.......................68

Part III...............................................................................................................68

Part IV...............................................................................................................101
   Item 14.  Exhibits, consolidated financial statement schedules, and reports on form 8-k............................101

This Annual Report on Form 10-K is for the year ending December 31, 1999. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

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

ATM -- Asynchronous Transfer Mode -- An international ISDN high-speed, high-volume, packet switching transmission protocol standard. ATM uses short, uniform, 53-byte cells to divide data into efficient, manageable packets for very fast switching through a high-performance communications network. The 53-byte cells contain 5-byte destination address headers and 48 data bytes. ATM is the first packet-switched technology designed from the ground up to support integrated voice, video, and data communication applications. It is well suited to high-speed WAN transmission bursts. ATM currently accommodates transmission speeds from 64 kbps to 622 mbps. ATM may support gigabit speeds in the future.

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

BANDWIDTH -- The number of bits of information that can move through a communications medium in a given amount of time.

BRI -- Basic Rate Interface -- An ISDN offering that allows two 64 kbps "B" channels and one 16 kbps "D" channel to be carried over one typical single pair of copper wires. This is the type of service that would be used to connect a small branch or home office to a remote network. Through the use of Bonding (bandwidth on Demand) the two 64 kbps channels can be combined to create more bandwidth as it becomes necessary. For data services such as Internet access, these channels can be bonded together to provide 2B+D transmission at a rate of 128 kbps. New technology increases the bandwidth of ISDN BRI connections to 230 kbps.

BROADBAND -- A high-capacity communications circuit/path, usually implying a speed greater than 1.544 mbps.

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

THE COMPANY -- GCI and its direct and indirect subsidiaries, also referred to as "we," "us" and "our."

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

DBS -- Direct Broadcast Satellite -- Subscription television service obtained from satellite transmissions using frequency bands that are internationally allocated to the broadcast satellite services. Direct-to-home service such as DBS has its origins in the large direct-to-home satellite antennas that were first introduced in the 1970's for the reception of video programming transmitted via satellite. Because these first-generation direct-to-home satellites operated in the C-band frequencies at low power, direct-to-home satellite antennas, or dishes, as they are also known, generally needed to be seven to ten feet in diameter in order to receive the signals being transmitted. More recently, licensees have been using the Ku and extended Ku-bands to provide direct-to-home services enabling subscribers to use a receiving home satellite dish less than one meter in diameter.

DS-3 -- A data communications circuit that is equivalent to 28 multiplexed T-1 channels capable of transmitting data at 44.736 mbps (sometimes called a T-3).

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

FRAME RELAY -- A wideband (64 kilobits per second to 1.544 mbps) packet-based data interface standard that transmits bursts of data over WANs. Frame-relay packets vary in length from 7 to 1024 bytes. Data oriented, it is generally not used for voice or video.

FTC -- Federal Trade Commission -- A federal regulatory body empowered to establish and enforce rules and regulations governing companies involved in trade and commerce.

GCC -- GCI Communication Corp., an Alaska corporation and a wholly owned subsidiary of Holdings.

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

LMDS -- Local Multipoint Distribution System -- LMDS uses microwave signals (millimeterwave signals) in the 28 GHz spectrum to transmit voice, video, and data signals within small cells 3-10 miles in diame-ter. LMDS allows license holders to control up to 1.3 GHz of wireless spectrum in the 28 GHz Ka-band. The 1.3 GHz can be used to carry digital data at speeds in excess of one gigabit per second. LMDS uses a specific band in the microwave spectrum, known as millimeter waves or the 28 GHz "Ka-band." More tangibly, if LMDS were used on a point-to-point basis the beam would be about as wide as a pencil lead (about a millimeter) and would have a frequency of approximately 28 billion cycles per second. The extremely high frequency used and the need for point to multipoint transmissions limits the distance that a receiver can be from a transmitter. This means that LMDS will be a "cellular" technology, based on multiple, contiguous, or overlapping cells. LMDS is expected to provide customers with multichannel video programming, telephony, video communications, and two-way data services. Incumbent LECs and cable companies may not obtain the in-region 1150 MHz license for three years. Within 10 years, licenses will be required to provide 'substantial service' in their service regions.

LOCAL EXCHANGE -- A geographic area generally determined by a PUC, in which calls generally are transmitted without toll charges to the calling or called party.

LOCAL NUMBER PORTABILITY -- The ability of an end user to change Local Exchange Carriers while retaining the same telephone number.

LOWER 48 STATES or LOWER 48 -- refers to the 48 contiguous states south of or below Alaska.

LOWER 49 STATES OR LOWER 49 -- refers to Hawaii and the 48 contiguous states south of or below Alaska.

MAN -- Metropolitan Area Network -- LANs interconnected within roughly a 50-mile radius. MANs typically use fiber optic cable to connect various wire LANs. Transmission speeds may vary from 2 to 100 Mbps.

MDU -- Multiple Dwelling Unit -- MDUs include multiple-family buildings, such as apartment and condominium complexes.

MMDS -- Multichannel Multipoint Distribution Service - also known as wireless cable. The FCC established the Multipoint Distribution Service (MDS) in 1972. Originally the Commission thought MDS would be used primarily to transmit business data. However, the service became increasingly popular in transmitting entertainment programming. Unlike conventional broadcast stations whose transmissions are received universally, MDS programming is designed to reach only a subscriber based audience. In 1983 the Commission reassigned eight channels from the Instructional Television Fixed Service (ITFS) to MDS. These eight channels make up the MMDS. Frequently, MDS and MMDS channels are used in combination with ITFS channels to provide video entertainment programming to subscribers.

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

PRIVATE NETWORK -- A communications network with restricted (controlled) access usually made up of private lines (with some PBX switching).

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

RCA -- REGULATORY COMMISSION OF ALASKA -- A state regulatory body empowered to establish and enforce rules and regulations governing public utility companies and others, such as The Company, within the state of Alaska (sometimes referred to as Public Service Commissions, or PSCs, or Public Utility Commissions, or
PUCs). Previously known as the Alaska Public Utilities Commission (APUC).

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

SECURITIES REFORM ACT - The Private Securities Litigation Reform Act of 1995.

SENIOR HOLDINGS LOAN -- Holding's $150,000,000 and $50,000,000 credit facilities. You should see note 5(b) to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report for more information.

SETTLEMENT RATES -- The rates paid to foreign carriers by United States international carriers to terminate outbound (from the United States) switched traffic and by foreign carriers to United States international carriers to terminate inbound (to the United States) switched traffic.

SLC -- Subscriber Line Charge -- A charge for the telephone line that connects a local telephone company to the subscriber's telephone system or medium.

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

SONET -- Synchronous Optical Network -- A 1984 standard for optical fiber transmission on the public network. 52 mbps to 13.22 Gigabits per second, effective for ISDN services including ATM.

TCP/IP -- Transmission Control Protocol/Internet Protocol -- A suite of network protocols that allows computers with different architectures and operating system software to communicate with other computers on the Internet.

T-1 -- A data communications circuit capable of transmitting data at 1.5 mbps.

TARIFF -- The schedule of rates and regulations set by communications common carriers and filed with the appropriate federal and state regulatory agencies; the published official list of charges, terms and conditions governing provision of a specific communications service or facility, which functions in lieu of a contract between the subscriber or user and the supplier or carrier.

TOKEN RING -- A local area network technology used to interconnect personal computers, file servers, printers, and other devices. Token Ring LANs typically operate at either 4 mbps or 16 mbps.

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

WAN -- Wide Area Network - A remote computer communications system. WANs allow file sharing among geographically distributed workgroups (typically at higher cost and slower speed than LANs or MANs). WANs typically use common carriers' circuits and networks. WANs may serve as a customized communication backbone that interconnects all of an organization's local networks with communications trunks that are designed to be appropriate for anticipated communication rates and volumes between nodes.

WORLD WIDE WEB or WEB -- A collection of computer systems supporting a communications protocol that permits multi-media presentation of information over the Internet.

1984 CABLE ACT -- The Cable Communications Policy Act of 1984.

1992 CABLE ACT -- The Cable Television Consumer Protection and Competition Act of 1992.

1996 TELECOM ACT -- The Telecommunications Act of 1996 - The 1996 Telecom Act was signed into law February 8, 1996. Under its provisions, BOCs were allowed to immediately begin manufacturing, research and development; GTE Corp. could begin providing interexchange services through its telephone companies nationwide; laws in 27 states that foreclosed competition were knocked down; co-carrier status for CLECs was ratified; and the physical collocation of competitors' facilities in LECs central offices was allowed.

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

The 1996 Telecom Act substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). The 1996 Telecom Act eliminated rate regulation of the cable programming service tier in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act.


            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

You should carefully review the information contained in this Annual Report, but should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, in addition to historical information, we state our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions and are subject to risks and uncertainties. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including those outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Securities Reform Act.

    - Material adverse changes in the economic conditions in the markets we serve;
    - The efficacy of the rules and regulations to be adopted by the FCC and state public regulatory agencies to implement the provisions of the 1996 Telecom Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
    - Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include local, cable and Internet services; the extent and pace at which different competitive environments develop for each segment of our business; the extent and duration for which competitors from each segment of the telecommunications industry are able to offer combined or full service packages prior to our being able to do so; the degree to which we experience material competitive impacts to our traditional service offerings prior to achieving adequate local service entry; and competitor responses to our products and services and overall market acceptance of such products and services;
    - The outcome of our negotiations with ILECs and state regulatory arbitrations and approvals with respect to interconnection agreements; and our ability to purchase unbundled network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local exchange service at competitive rates;
    - Success and market acceptance for new initiatives, many of which are untested; the level and timing of the growth and profitability of new initiatives, particularly local access services, Internet (consumer and business) services and wireless services; start-up costs associated with entering new markets, including advertising and promotional efforts; successful deployment of new systems and applications to support new initiatives; and local conditions and obstacles;
    - Uncertainties inherent in new business strategies, new product launches and development plans, including local access services, Internet services, wireless services, digital video services, cable modem services, and transmission services;
    - Rapid technological changes;
    - Development and financing of telecommunication, local access, wireless, Internet and cable networks and services;
    - Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements;
    - Availability of qualified personnel;
    - Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the RCA, and adverse outcomes from regulatory proceedings;
    - The remaining cost of our year 2000 compliance efforts;
    - Uncertainties in federal military spending levels and military base closures in markets in which we operate;
    - Other risks detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

These forward-looking statements (and such risks, uncertainties and other factors) are made only as of the date of this report and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this document to reflect any change in our expectations with regard to those statements or any other change in events, conditions or circumstances on which any such statement is based. Readers are cautioned not to put undue reliance on such forward-looking statements.

                                     PART I


Item 1.  BUSINESS.

General
In this Annual Report, "we," "us" and "our" refer to General Communication, Inc. and its direct and indirect subsidiaries.

GCI was incorporated in 1979 under the laws of the State of Alaska and has its principal executive offices at 2550 Denali Street, Suite 1000, Anchorage, AK 99503 (telephone number 907-265-5600). Internet users can access information about GCI and its services at http://www.GCI.com/ and http://www.alaskaunited.com/. The Company hosts Internet services at http://www.GCI.net/.

GCI is primarily a holding company and together with its direct and indirect subsidiaries, is a diversified telecommunications provider with a leading position in facilities-based long-distance service in the State of Alaska and is Alaska's leading cable television and Internet services provider.

We are the first significant provider in Alaska of an integrated package of long-distance, local and wireless telecommunications services, cable television services and Internet services and are well positioned to take advantage of growth opportunities in the communications, data and entertainment markets.

Financial information about industry segments
We have four reportable segments: long-distance services, cable services, local access services and Internet services.

We offer a full range of common carrier long-distance and other telecommunication services to business, government, other telecommunications companies and consumer customers, through our networks of fiber optic cables, digital microwave, and fixed and transportable satellite earth stations. Individually insignificant business units including network solutions, cellular resale and product sales are included in the "other" industry segment. None of these business units have ever met the quantitative thresholds for determining reportable segments.

We provide cable television services to residential, commercial and government users in the State of Alaska. Our cable systems serve 26 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks and Juneau. Cable plant upgrades have enabled us to complement existing services by offering digital cable television services in Anchorage and Fairbanks, enhanced analog services in Juneau, and retail cable modem service (through our Internet segment) in Anchorage, Fairbanks and Juneau. We plan to expand our product offerings as plant upgrades in other communities in Alaska are completed.

We have provided facilities based competitive local exchange services in Anchorage since 1997, and plan to provide similar competitive local exchange services in Alaska's other major population centers. Access to other major population centers depends on RCA approvals and negotiation and implementation of interconnection agreements with ILECs.

We have offered wholesale and retail Internet services since 1998. Deployment of the new undersea fiber optic cable described below has allowed us to offer enhanced services with high-bandwidth requirements.

You should see Note 10 to our Notes to Consolidated Financial Statements included in Part II of this Report for information about our operations by industry segment.

Historical development of our business during the past fiscal year
Alaska United Project. We undertook a major construction project (referred to as Alaska United) with the goal of significantly increasing our communications bandwidth to and from locations in Alaska and the lower 49 states and through interconnection agreements with other carriers, to foreign locations. After a preliminary route survey was completed and initial cost components determined, we commissioned a detailed sea floor survey that was completed in 1996. The results of this survey pinpointed the exact route that the Alaska United fiber would take. We entered into a contract with Tyco Submarine Systems, Ltd. ("TSS"), one of the world's leading submarine cable vendors that has installed more than 150,000 miles of undersea cable. TSS was engaged to design, engineer, manufacture, and install the undersea cable. The cable was laid during the period from August to December 1998. Testing occurred after that and services commenced in late January 1999 for our Anchorage to Fairbanks segment and early February 1999 for the complete system. With construction of Alaska United complete, we transitioned traffic from leased satellite, terrestrial and microwave facilities to Alaska United facilities during the first quarter of 1999.

The Alaska United project provides a high capacity fiber optic link between points in Alaska and the lower 48 states through Seattle, Washington. Alaska United lands at our cable terminal stations in Whittier, Valdez and Juneau, Alaska. From Whittier, the fiber follows the Alaska railroad, highway, and over-land rights-of-ways to Anchorage. Between Whittier and Valdez, we constructed a second undersea fiber optic cable. The cable connects in Valdez with a fiber constructed by Kanas Telecom, Inc. ("Kanas"). We exchanged Dark Fiber with Kanas to obtain fiber facilities from Valdez to Fairbanks.

Kanas' largest customer filed notice of termination of its contract with Kanas. Since that time, the ownership structure of Kanas has been reorganized, with MCI WorldCom, Inc. becoming the principal owner and we now provide operational support. We continue to use the Kanas fiber facilities to carry our traffic to and from Fairbanks. We are unable to determine the ultimate resolution of these issues at this time. However we have alternative network facilities available to reroute any affected traffic.

In Juneau and Seattle, Alaska United connects through terminal stations to our existing network. The cable terminal stations house the power feed equipment necessary to power the undersea fiber optic cable system and the SONET equipment that transports data across the terrestrial network and the undersea fiber network.

Our Alaska United system is 2,331 miles long (1,995 miles undersea and 336 over land) and has a total design capacity of 10 billion bits per second (22 times what was previously available). It can route traffic in different directions in the event of equipment failures, and users have route diversity to achieve multiple fiber paths for back-up purposes when paired with our existing capacity on the North Pacific Cable. It currently delivers a minimum of 32,256 simultaneous clear channel voice or data circuits at transmission speeds of 2.5 billion bits per second. As demand increases, capacity can be quadrupled to support a minimum of 129,024 simultaneous clear channel voice or data circuits at speeds of 10 billion bits per second.

Financing for the Alaska United undersea fiber project included $75 million through a separate bank credit agreement dated January 27, 1998 and $50 million from funds obtained through the 1997 issuance of senior notes. You should see note 5 to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report for more information.

Satellite Transponders. We entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet our long-term satellite capacity requirements. The launch of the satellite in August 1998 failed. We did not assume launch risk and the launch was rescheduled for the first quarter of 2000.

The replacement Galaxy XR satellite was successfully launched January 24, 2000 from Arianespace Space Center in Kourou, French Guiana, and was made available to us March 5, 2000. We continue to transition our satellite communications traffic to Galaxy XR, and upon final acceptance, intend to finalize a long-term lease purchase transaction. We will continue to lease transponder capacity until all telecommunications traffic is successfully transitioned to the new satellite. The satellite increases our satellite capacity and provides long-distance voice, fax, Internet and data traffic capabilities primarily for our customers in rural Alaska. We will use six C- and one Ku-band transponders on Galaxy XR once it achieves in-orbit check-out. The seven transponders represent a capital lease investment of approximately $48 million. Each transponder is capable of carrying a minimum of 1,800 simultaneous voice or data calls.

The Ku-band transponder will be used to carry high-speed Internet traffic to more than half of Alaska schools, as well as voice and data services to remote fishing, mining and logging operations. Voice/fax, Internet, telemedicine and distance education applications will be delivered over both C-band and Ku-band.

Local Access Services. We began offering local exchange services in Anchorage in September 1997 and provided service to approximately 45,100, 28,300 and 3,300 lines at December 31, 1999, 1998 and 1997, respectively.

Our local access services segment face significant competition from Alaska Communications Systems, Inc.'s subsidiaries ("ACS") and AT&T Alascom, Inc.

The sale of Anchorage Telephone Utility ("ATU") to ACS, our primary ILEC competitor, was completed in May 1999. Subsequent to the sale and as a result of a settlement agreement between us and ACS, our relations have normalized somewhat with greater cooperation at operational levels resulting in some improvement in order processing and repair activity interfaces and procedures. Electronic access to certain of the ILEC's systems, while a scheduled term of the settlement agreement, has yet to be realized as software development allowing such access is still under development by ACS. Efforts to complete the development of software interfaces continued throughout the first quarter of 2000. In the interim ACS has agreed to process our residential and small business orders in a timelier manner, significantly reducing order delivery intervals for:
    - new and additional lines,
    - move orders,
    - orders for feature additions or changes, and
    - switch orders that move ACS subscribers to our service.

On March 4, 1999, an Alaska Superior Court Judge determined that the APUC (now
RCA) erred in reaching its prior decision to deny our request to provide full local telephone service in Fairbanks and Juneau, Alaska. This service would be provided in competition against PTI (now a subsidiary of ACS), the existing monopoly provider. Among other things, the Court instructed the APUC to correctly assign the burden of proof to PTI rather than us, and to decide on our specific requests to provide service in Fairbanks and Juneau based on criteria established in the 1996 Telecom Act. The Court remanded the case back to the APUC for proceedings leading to their ruling. On July 1, 1999, the APUC ruled that the rural exemptions from local competition in Juneau, Fairbanks and North Pole would not be continued, which allowed us to negotiate for unbundled elements for the provision of competitive local service in these markets. The ILEC moved for reconsideration of this decision, and on October 11, 1999 the new RCA issued an order also allowing the rural exemptions in the Fairbanks and Juneau markets to expire. The ILEC has appealed these decisions. See Part I,
Item 1. Business, Regulation, franchise authorizations and tariffs for more information. We believe this decision is important to bring about the benefits of competition to other communities in Alaska. We are currently in arbitration with the ILEC for interconnection and unbundled network elements for the provisioning of competitive local assess services in these markets. We expect the RCA to approve an interconnection agreement for unbundled elements by September 2000.

In early 2001 we anticipate we will be competing with ACS subsidiaries in Fairbanks, Juneau, Fort Wainwright and Eielson Air Force Base (military bases near Fairbanks), and in North Pole. You should see Part I, Item 1. Business, Historical development of the Company's business during the past fiscal year - Local Access Services for more information. We also compete against AT&T in the Anchorage service area. AT&T offers local exchange service only to residential customers through total service resale. We expect further competitors in the Anchorage, Fairbanks and Juneau marketplaces, as Alaska Fiber Star and DSLnet have filed bonafide requests for interconnection with ACS. The Company expects competition from these latter entrants in the business customer telephony access, Internet access, DSL and private line markets. We believe our long-standing presence in Alaska and the strength of our brand (as well as ACS's) will make competitive entry difficult for these new entrants.

Cable Services Expansion. We completed $7.2 and $11.5 million upgrades to our cable infrastructure in 1999 and 1998, respectively. These expenditures significantly increased the capacity and reliability of our systems, making possible two-way applications such as cable modems (as further described below) and digital cable television programming, and provided capacity for additional program offerings.

Digital cable television services were offered in Anchorage in 1998, offering enhanced picture and audio quality, over 100 channels of programs, 40 channels of digital music, and many channels of premium and pay-per-view products. Digital cable service allows us to use digital compression to substantially increase the capacity of our cable communications systems, improve picture quality and provide CD quality audio. Digital cable subscriber counts increased from 1,200 at December 31, 1998 to 5,800 at December 31, 1999.

We introduced cable modem services in 1998, providing high-speed, dedicated access to the Internet through our coaxial cable network. Cable modem subscribers increased from 200 at December 31, 1998 to 5,700 at December 31, 1999. We believe our cable modem penetration rate is among the highest in the nation. Approximately 80 percent of our cable customers are able to receive cable modem service.

Internet Services. Our statewide SchoolAccess(TM) services (Internet access and related products and services for Alaska schools) commenced January 1998, with recent upgrades of 47 sites doubling access speeds to 128 kbps. Schools utilizing the SchoolAccess(TM) product are increasingly integrating the Internet into their educational programs. We provided SchoolAccess(TM) and other Internet services to approximately 257 schools in Alaska at the end of the fourth quarter of 1999. Our Internet access service is now used by more than half of the students in the state of Alaska.

We began a limited rollout of our dial-up Internet service in April 1998, which allowed us to test our new state-of-the-art Internet platform. We began our broad based offering in October 1998 and initiated major promotions in February 1999. Services were initially offered to residents of Anchorage, Fairbanks, Kodiak, Juneau, Kenai, Soldotna, Palmer and Wasilla, Alaska. Other Alaska communities were added over the next several months and continue to be added. Our GCI.net service supports 56 kbps dial-up connections with support for both
V.90 and Kflex technologies, and supports cable modem services currently available at speeds up to 512 kbps. We believe our service has one of the best first-try connect rates and the fastest speeds available of any provider in Alaska. We plan to introduce additional service upgrades and promotional offerings in the future. Our dial-up Internet subscribers increased from less than 7,000 at December 31, 1998 to 44,900 at December 31, 1999.

Rural Equal Access. In 1996 we constructed 56 new earth stations in Western and Northern Alaska. As construction of those DAMA stations were completed, we requested Equal Access from the LECs serving those communities. Under Federal Communications Commission rules, substantially all LECs have three years to comply with an equal access request. The three-year time period expired for many of those locations. LECs started implementing the equal access conversion process in late 1998 and continued to convert locations though March 1999. As a result, approximately 34 rural DAMA-served communities were converted during this period to equal access enabling our customers to access our network without dialing extra digits.

PCS and LMDS licenses. We began developing plans for PCS wireless communications service deployment in 1995 and subsequently conducted a technical trial of our candidate technology. We have invested approximately $2.2 million in our PCS license at December 31, 1999. PCS licensees are required to offer service to at least one-third of their market population within five years or risk losing their licenses. Service must be extended to two-thirds of the population within 10 years. We invested approximately $275,000 in our LMDS license in 1998. LMDS licensees are required to provide 'substantial service' in their service regions within 10 years. We are in the design/build phase of our wireless implementation plan that we believe will allow retention of our PCS and LMDS licenses pursuant to their terms.

At the end of the license period, a renewal application must be filed. We believe renewal will generally be granted on a routine basis upon showing of compliance with FCC regulations and continuing service to the public. Licenses may be revoked and license renewal applications may be denied for cause.

Narrative description of our business
General
We operate a broadband communications network that permits the delivery of a seamless integrated bundle of communications, entertainment and information services. We offer a wide array of consumer communications and entertainment services--including local telephone, long-distance and wireless communications, cable television, consulting services, network and desktop computing outsourced services, and dial-up and cable modem Internet access services at a wide range of speeds--all under the GCI brand name.

Our management believes that the size and growth potential of the voice, video and data market, the increasing deregulation of telecommunication services, and the increased convergence of telephony, wireless, and cable services offer us considerable opportunities to integrate our telecommunication, Internet and cable services and expand into communications markets both within and, longer-term, outside of Alaska. We expect the rate of growth in industry-wide telecommunication revenues to continue to increase as the historical dominance of monopoly providers is challenged as a result of deregulation. Considerable deregulation has already taken place in the United States as a result of the 1996 Telecom Act with the barriers to competition between long-distance, local exchange and cable providers being lowered. We believe our acquisition of cable television systems and our development of local exchange service, Internet services, and wireless services leave us well positioned to take advantage of deregulated markets.

We are one of Alaska's leading providers of telecommunication, Internet and cable television services and maintain a strong competitive position. There is active competition in the sale of substantially all products and services we offer.

Alaska Voice, Video and Data Markets
For calendar year 1999, we estimate that the aggregate telecommunications, cable television, and Internet markets in Alaska generated revenues of approximately $1 billion. Of this amount, approximately $485 million was attributable to interstate and intrastate long-distance service, $365 million was attributable to local exchange services, $75 million was attributed to cable television, and $75 million was attributable to all other services, including wireless and Internet services.

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

Alaska today relies extensively on satellite-based long-distance transmission for intrastate calling between remote communities where investment in a terrestrial network would be uneconomic or impractical. Also, given the remoteness of Alaska's communities and lack, in many cases, of major civic institutions such as hospitals, libraries and universities, Alaskans are dependent on telecommunications to access the resources and information of large metropolitan areas in the rest of the U.S. and elsewhere. In addition to satellite-based communications, the telecommunications infrastructure in Alaska includes fiber optic cables between Anchorage, Fairbanks, and Juneau, traditional copper wire, and digital microwave radio on the Kenai Peninsula and other locations. For interstate and international communication, Alaska is connected to the Lower 48 states by three fiber optic cables.

Fiber optics is the preferred method of carrying Internet, voice, video and data communications, eliminating the delay commonly found in satellite connections. Widespread use of high capacity fiber optic facilities will allow continued expansion of business, government and educational infrastructure in Alaska.

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

The FCC set price caps in 1989 to regulate the prices AT&T could charge for their services. Yet, by 1991 the market had become so much more competitive with regards to both long-distance and local calls that the FCC decided to deregulate most of AT&T's services.

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

The communications market is currently reported to be a $270 billion market in the U.S. and is expected to grow at over 10% annually for the next five years. Backbone infrastructure services, inter-city and local wholesale transport services, and local access services reportedly are among the most rapidly growing components of the current telecommunications sector with forecast growth at approximately 18% annually for the next five years. Analysts estimate that the addressable market for these products and services in the United States to be $30 billion in 1999, expanding to $80 billion by 2005.

Advancements within the next few years are expected to combine services directed toward voice communication with other activities such as data sharing, on-screen collaboration, faxing, Internet access, and game playing, among many other things.

We believe that federal and state regulators will continue to impact the telecommunications industry in 2000. Consummation of mergers between long-distance companies, local access services companies, and cable television companies is expected continue to blur the distinction between product lines and competitors. Synergies developed through mergers and acquisitions and obtaining end-to-end connectivity with customers is expected to drive profitability and success in penetrating new markets. Industry analysts believe that successful competitors will be the companies that can minimize regulatory battles and begin to offer a full suite of integrated services to their customers, using a network that is largely under their control.

Growth in data is expected to be a key component of continuing industry revenue growth. We believe that the data telecommunications business will eventually rival and perhaps become larger than the traditional voice telephony market. ISPs have become major customers and many long-distance companies have acquired ISPs and web-hosting companies.

General. We supply a full range of common carrier long-distance and other telecommunication products and services. We operate a state-of-the-art, competitive telecommunications network employing the latest digital transmission technology based upon fiber optic and digital microwave facilities within and between Anchorage, Fairbanks and Juneau, including a self-constructed and financed digital fiber optic cable and additional owned capacity on another undersea fiber optic cable, both linking Alaska to the networks of other carriers in the lower 49 states, and the use of satellite transmission to remote areas of Alaska (and for certain inter-state traffic as well). Virtually all switched services are computer controlled, digitally switched, and interconnected by a packet switched signaling network.

We provide interstate and intrastate long-distance services throughout Alaska using our own facilities or facilities leased from other carriers. We also provide (or join in providing with other carriers) telecommunication services to and from Alaska, Hawaii, the lower 48 states, and many foreign nations and territories.

We offer cellular services by reselling other cellular providers' services. We expect to offer wireless services over our own facilities, and have purchased in FCC auctions PCS and LMDS wireless broadband licenses covering markets in Alaska. We are required by the FCC to provide adequate broadband PCS service to at least one-third of the population in our licensed areas within five years of being licensed and two-thirds of the population in our licensed areas within ten years of being licensed. We are required by the FCC to provide `substantial service' in our service region within 10 years to retain our LMDS license. The licenses are granted for ten-year terms from the original date of issuance and may be renewed by meeting the FCC's renewal criteria and upon compliance with the FCC's renewal procedures.

Products. Our long-distance services industry segment is engaged in the transmission of interstate and intrastate-switched MTS and private line and private network communication service between the major communities in Alaska, and the remaining United States and foreign countries. Our message toll services include intrastate, interstate and international direct dial, toll-free 800, 888 and 877 services, 900 services, GCI calling card, debit card, operator and enhanced conference calling, frame relay, SDN, ISDN technology based services, as well as termination of northbound toll service for MCI WorldCom, Sprint and several large resellers who do not have facilities of their own in Alaska. We also provide origination of southbound calling card and toll-free 800, 888 and 877 toll services for MCI WorldCom and Sprint. Regulated telephone relay services for the deaf, hard-of-hearing and speech impaired are provided through our operator service center in Wasilla, Alaska. We offer our message services to commercial, residential, and government subscribers. Subscribers may generally cancel service at any time. Toll related services account for approximately 57.2%, 64.0%, and 69.4% of our 1999, 1998, and 1997 revenues, respectively.
Private line and private network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location.

We have positioned ourselves as a price and customer service leader in the Alaska telecommunication market. Rates charged for our long-distance services are designed to be equal to or below those for comparable services provided by our competitors.

In addition to providing communication services, we also design, sell, service and operate, on behalf of certain customers, dedicated communication and computer networking equipment and provide field/depot, third party, technical support, telecommunications consulting and outsourcing services through our Network Solutions business. We also supply integrated voice and data communication systems incorporating interstate and intrastate digital private lines, point-to-point and multipoint private network and small earth station services. Our Network Solutions sales and services revenue totaled $11.3, $12.1 and $10.3 million in the years ended December 31, 1999, 1998 and 1997, respectively, or approximately 4.0%, 4.9% and 4.6% of total revenues, respectively. Presently, there are 18 competing companies in Alaska that actively sell and maintain data and voice communication systems. Twelve are located in Anchorage, four in Fairbanks and two in Juneau.

Our ability to integrate telecommunications networks and data communication equipment has allowed us to maintain our market position on the basis of "value added" support services rather than price competition. These services are blended with other transport products into unique customer solutions, including managed services and outsourcing.

Facilities. Our telecommunication facilities include a fiber optic cable connecting Anchorage, Whittier, Valdez, Fairbanks and Juneau, Alaska and Seattle, Washington, which was placed into service in February 1999. We also own a portion of an additional undersea fiber optic cable. The fiber optic cables allow us to carry our Anchorage, Eagle River, Wasilla, Palmer, Kenai Peninsula, Valdez, Whittier, Glenallen, Fairbanks, and Juneau, Alaska traffic to and from the contiguous lower 48 states over terrestrial circuits, eliminating the one-quarter second delay associated with satellite circuits. The Company's preferred routing for this traffic is via undersea fiber optic cable, which makes available satellite capacity to carry the Company's rural interstate and intrastate traffic.

Other facilities include major earth stations at Eagle River, Fairbanks, Juneau, Prudhoe Bay, Kodiak, Sitka, Ketchikan, Unalaska, Barrow, Bethel, Nome, Dillingham, Kotzebue, King Salmon, Adak, and Cordova, all in Alaska, and at Issaquah, Washington, serving the communities in their vicinity. The Eagle River and Fairbanks earth stations are linked by digital microwave facilities to distribution centers in Anchorage and Fairbanks, respectively. We expect to complete construction of a fiber optic cable system from the Anchorage distribution center to the Eagle River central office in second quarter of 2000. The Issaquah earth station is connected with the Seattle distribution center by means of diversely routed fiber optic cable transmission systems, each having the capability to restore the other in the event of failure.

The Juneau earth station and distribution centers are colocated. We also have digital microwave facilities serving the Kenai Peninsula communities.

We use our DAMA facilities to serve 56 additional locations throughout Alaska. The digital DAMA system allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality. We obtained the necessary RCA and FCC approvals waiving current prohibitions against construction of competitive facilities in rural Alaska, allowing for deployment of DAMA technology in 56 sites in rural Alaska on a demonstration basis. In addition, over 80 very small aperture terminal ("VSAT") facilities provide dedicated Internet access to rural public schools throughout Alaska.

Our Anchorage, Fairbanks, and Juneau distribution centers contain electronic switches to route calls to and from local exchange companies and, in Seattle, to obtain access to MCI WorldCom, Sprint and other facilities to distribute our southbound traffic to the remaining 49 states and international destinations. In Anchorage, a Lucent digital host switch is connected with fiber to six remote facilities that are co-located in the ILEC's switching centers, to provide both local and long distance service. An extensive local fiber network in Anchorage supports both cable television service and telephony services. The Anchorage, Fairbanks, and Juneau facilities also include digital access cross-connect systems, frame relay data switches, Internet platforms, and in Anchorage, a co-location facility for interconnecting and hosting equipment for other carriers. We also maintain an operator service center in Wasilla, Alaska.

As described previously, we completed construction and placed into service in February 1999 a fiber optic cable connecting Anchorage, Whittier, Valdez, Fairbanks and Juneau, Alaska and Seattle Washington. We also own a portion of an additional undersea fiber optic cable. The fiber optic cables allow us to carry our Anchorage, Eagle River, Wasilla, Palmer, Kenai Peninsula, Valdez, Whittier, Glenallen, Fairbanks, and Juneau area traffic to and from the contiguous lower 48 states over terrestrial circuits, eliminating the one-quarter second delay associated with satellite circuits. Our preferred routing for this traffic is via undersea fiber optic cable, which makes available satellite capacity to carry our rural interstate and intrastate traffic.

We employ satellite transmission for rural intrastate traffic and certain other major routes and use advanced digital transmission technology throughout our systems. Pursuant to a purchase and lease-purchase option agreement entered into in August 1995 we lease C-band transponders on Hughes Communications Galaxy, Inc. (now PanAmSat Corporation ("PanAmSat")) Galaxy IX satellite and have agreed to acquire satellite transponders on PanAmSat Galaxy XR satellite to meet our long-term satellite capacity requirements. The Galaxy XR satellite was successfully launched in January 2000, with services being transitioned from leased transponders on the Galaxy IX (C-band) and SBS-5 (Ku-band) satellites to the new satellite during the first quarter of 2000.

We employ advanced transmission technologies to carry as many voice circuits as possible through a satellite transponder without sacrificing voice quality. Other technologies such as terrestrial microwave systems, metallic cable, and fiber optics tend to be favored more for point-to-point applications where the volume of traffic is substantial. With a sparse population spread over a wide geographic area, neither terrestrial microwave nor fiber optic transmission technology is considered to be economically feasible in rural Alaska in the foreseeable future.

Customers. We had approximately 90,800, 82,000 and 89,000 active Alaska subscribers to our message telephone service at December 31, 1999, 1998 and 1997, respectively. Approximately 12,500, 12,100 and 11,500 of these were business and government users at December 31, 1999, 1998 and 1997, respectively, and the remainders were residential customers. Reductions in our residential customer counts were primarily attributed to new competitive pressures in Anchorage and other markets we serve. MTS revenues (excluding operator services and private line revenues) averaged approximately $10.5 million per month during 1999.

Equal access conversions have been completed in all communities served with owned facilities. We estimate that we carry over 45% of business and residential traffic as a statewide average for both originating interstate and intrastate MTS traffic.

A summary of our switched MTS traffic (in minutes) follows:
                                       Interstate Minutes
                             ---------------------------------------
                                                                                 Combined
                                                                                Interstate
                                                                      Inter-    and Inter-     Intra-
                                 South-       North-       Calling   national    national       state       Total
For Quarter ended                bound (1)    bound         Card     Minutes     Minutes       Minutes     Minutes
----------------------------------------------------------------------------------------------------------------------
                                                              (Amounts in thousands)
 March 31, 1997                  83,284       56,588        8,110     1,741      149,723        32,020     181,743
 June 30, 1997                   85,933       58,420        7,189     1,795      153,337        34,405     187,742
 September 30, 1997              93,510       60,390        5,530     1,842      161,272        34,755     196,027
 December 31, 1997               87,657       61,992        5,157     1,703      156,509        31,962     188,471
                             -----------------------------------------------------------------------------------------
     Total 1997                 350,384      237,390       25,986     7,081      620,841       133,142     753,983
                             =========================================================================================

 March 31, 1998                  86,899       64,116        4,810     1,889      157,714        33,082     190,796
 June 30, 1998                   93,817       67,296        4,353     1,910      167,376        34,890     202,266
 September 30, 1998             103,423       61,690        4,227     1,940      171,280        35,748     207,028
 December 31, 1998               90,792       61,514        4,197     1,706      158,209        33,598     191,807
                             -----------------------------------------------------------------------------------------
     Total 1998                 374,931      254,616       17,587     7,445      654,579       137,318     791,897
                             =========================================================================================

 March 31, 1999                  94,623       57,039        3,694     1,578      156,934        34,950     191,884
 June 30, 1999                  128,623       52,954        3,383     1,649      186,609        37,241     223,850
 September 30, 1999             146,473       56,577        3,273     1,680      208,003        38,078     246,081
 December 31, 1999              137,077       64,823        3,204     1,609      206,713        36,055     242,768
                             -----------------------------------------------------------------------------------------
     Total 1999                 506,796      231,393       13,554     6,516      758,259       146,324     904,583
                             =========================================================================================

-------------------
1 The 1999 Interstate Southbound minutes include traffic carried from Washington to Oregon by us on behalf of an OCC.

All minutes data were taken from our internal billing statistics reports.

In 1993, we entered into a significant business relationship with MCI (now MCI WorldCom) that includes the following agreements.

    - We agreed to terminate all Alaska-bound MCI long-distance traffic and MCI agreed to terminate all of our long-distance traffic terminating in the lower 49 states excluding Washington, Oregon and Hawaii;
    - MCI allowed us to license certain service marks for use in Alaska;
    - MCI, in connection with providing to us credit enhancement to permit us to purchase a portion of an undersea cable linking Seward, Alaska, with Pacific City, Oregon, leased from us all of the capacity we owned on the undersea fiber optic cable and we leased such capacity back from MCI;
    - MCI purchased certain of our service marks; and
    - The parties agreed to share some communications network resources and various marketing, engineering and operating resources. We also carry MCI's 800, 888 and 877 traffic originating in Alaska and terminating in the lower 49 states and handle traffic for MCI's calling card customers when they are in Alaska. Concurrently with these agreements, MCI purchased approximately 31% (18.7% as of December 31, 1999) of GCI's Common Stock and presently controls nominations to two seats on the Board. In conjunction with the Cable Acquisition Transactions, MCI purchased an additional two million shares at a premium to the then current market price for $13 million or $6.50 per share.

Revenues attributed to MCI WorldCom in 1999, and MCI in 1998 and 1997 totaled $40.4 million, $36.0 million and $33.5 million, or 14.5%, 14.6% and 15.0% of total revenues, respectively. The contract was amended in March 1996 extending its term three years to March 31, 2001. The amendment also reduced the rate to be charged by us for certain MCI WorldCom traffic for the period April 1, 1996 through July 1, 1999 and thereafter. The amendment expanded the scope of the contract to include all of the affiliates of the MCI Worldcom merged companies.

In 1993 we entered into a long-term agreement with Sprint, pursuant to which we agreed to terminate all Alaska-bound Sprint long-distance traffic and Sprint agreed to handle substantially all of our international traffic. Services provided pursuant to the contract with Sprint resulted in revenues in 1999, 1998 and 1997 of approximately $19.8 million, $25.2 million and $23.0 million, or approximately 7.1%, 10.2% and 10.3% of total revenues, respectively.

The contract was amended in April 1999 extending its term three years to April 2002. The amendment also reduced the rate in dollars we charge for certain Sprint traffic for the period March 1999 through January 2001 and thereafter.

With the contracts and amendment described above, we are assured that MCI WorldCom and Sprint, our two largest customers, will continue to make use of our services during the extended term. Both MCI WorldCom and Sprint are major customers of our long-distance services industry segment. Loss of one or both of these customers would have a significant detrimental effect on our revenues and contribution. There are no other individual customers, the loss of which would have a material impact on our revenues or gross profit.

Other common carriers traffic routed to us for termination in Alaska is largely dependent on traffic routed to MCI WorldCom and Sprint by their customers. Pricing pressures, new program offerings and market consolidation continue to evolve in the markets served by MCI WorldCom and Sprint. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and we may have to reduce our pricing to respond to competitive pressures. We are unable to predict the effect of such changes on our business, however given the materiality of other common carriers revenues to us; a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

We provided private line and private network communication products and services, including SchoolAccess(TM) private line facilities, to approximately 1,673 commercial and government accounts in 1999. These products and services generated approximately 7.9%, 7.9% and 7.1% of total revenues during the years ended December 31, 1999, 1998 and 1997, respectively.

Although we have several agreements to facilitate the origination and termination of international toll traffic, we have neither foreign operations nor export sales (see Part I, Item 1. Business, Foreign and Domestic Operations and Export Sales).

Competition. The long-distance industry is intensely competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, the types of services offered, customer service, billing services, performance, perceived quality, reliability and availability. Certain of our competitors are substantially larger than us and have greater financial, technical and marketing resources than we have. Although we believe we have the human and technical resources to pursue our strategy and compete effectively in this competitive environment, our success will depend upon our ability to profitably provide high quality, high value services at prices generally competitive with, or lower than, those charged by our competitors.

In the long-distance market, we compete against AT&T Alascom, ACS, the Matanuska Telephone Cooperative, certain smaller rural LEC affiliates, and may in the future compete against new market entrants. AT&T Alascom, our principal competitor in long-distance services, has substantially greater resources and access to capital than we have. This competitor's interstate rates are integrated with those of AT&T Corp. and are regulated in part by the FCC. While we initially competed based upon offering substantial discounts, those discounts have been eroded in recent years due to lowering of prices by AT&T Alascom and entry of other competitors into the long-distance markets we serve. Under the terms of AT&T's acquisition of Alascom, AT&T Alascom rates and services must mirror those offered by AT&T, so changes in AT&T prices indirectly affect our rates and services. AT&T's and AT&T Alascom's interstate prices are regulated under a price cap plan whereby their rate of return is not regulated or restricted. Price increases by AT&T and AT&T Alascom generally improve our ability to raise prices while price decreases pressure us to follow. We believe we have, so far, successfully adjusted our pricing and marketing strategies to respond to AT&T and other competitors' pricing practices. However, if competitors significantly lower their rates, we may be forced to reduce our rates, which could have a material adverse effect on us.

As allowed under the 1996 Telecom Act, ATU (now ACS) and other LECs entered the interstate and international long-distance market, and pursuant to RCA authorization, entered the intrastate long-distance market in 1997. ACS and other LECs generally resell other carriers' services in the provision of their interstate and intrastate long-distance services.

Another carrier completed construction of fiber optic facilities connecting points in Alaska to the lower 48 states in 1999. The additional fiber system provides direct competition to services we provide on our owned fiber optic facilities. We believe we can successfully compete with products and services offered by the competing carrier.

In the wireless communications services market, we expect our PCS business to compete against the cellular subsidiaries of AT&T and ACS and resellers of those services in Anchorage and other markets. The wireless communications industry continues to experience significant consolidation. AT&T has acquired wireless companies and negotiated roaming arrangements that give it a national presence. The mergers or joint ventures of Bell Atlantic/GTE/Vodafone AirTouch, MCI WorldCom/Sprint and SBC/Ameritech will create large, well-capitalized competitors with substantial financial, technical, marketing and other resources. These competitors may be able to offer nationwide services and plans more quickly and more economically than we can, and obtain roaming rates that are more favorable than those that we obtain.

Our long-distance services sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature upsale opportunities. We sell our long-distance communications services through telemarketing, direct mail advertising, door-to-door selling, and local media advertising.

Cable Services
Industry. The programmed video services industry includes traditional broadcast television, cable television, wireless cable, and DBS systems. Technology convergence may also soon allow programmed video via the internet but reluctance to change the current delivery structure will likely limit the availability of programming in the near term. In the mean time, cable television providers have added non-broadcast programming, utilized improved technology to increase channel capacity and expanded service markets to include more densely populated areas and those communities in which off-air reception is not problematic. Broadcast television stations including network affiliates and independent stations generally serve the urban centers. One or more local television stations may serve smaller communities. Rural communities may not receive local broadcasting or have cable systems but may receive direct broadcast programming via a satellite dish.

In Alaska, cable television was introduced in the 1970s to provide television signals to communities with few or no available off-air television signals and to communities with poor reception or other reception difficulties caused by terrain interference. Since that time, as on the national level, the cable television providers in Alaska have added non-broadcast programming.

Advancements in technology, facility upgrades and network expansions to enable migration to digital programming are expected to have a significant impact on cable services in the future. We expect that changing federal, state and local regulations, intense competition, and uncertain technologies and standards will challenge the industry.

Acquisitions and mergers are shaping the cable industry in a technological convergence similar to what is happening in the telecommunications industry. AT&T completed its $48 billion takeover of cable television provider Tele-Communications Inc. in February 1999, gaining the last mile connection to homeowners with fiber and coaxial cable over which it is expected to sell online access and Internet phone service. AT&T is also negotiating with other cable companies for access to their lines.

Convergence of TV and the Internet isn't expected to become a widespread phenomenon until after 2000. Analysts expect that as many as 5 million cable subscribers may sign up in 1999 for high-speed cable modems that will give them access to the Internet. We are currently offering such high-speed cable modem access in Anchorage, Fairbanks, and Juneau.

We expect basic cable to be impacted by two forces: possible reimposition of rate regulations, and additional competition from wireless cable providers. After averaging 3.4% growth for the last five years, industry analysts project that cable subscriber growth in 1999 may slow to 1.8%, or 66.6 million homes. Industry analysts predict that cable providers may see a 12% hike in ad revenues, to $6.9 billion.

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

The market for programmed video services in Alaska includes traditional broadcast television, cable television, wireless cable, and DBS systems. Broadcast television stations including network affiliates and independent stations serve the urban centers in Alaska. Seven, four and two broadcast stations serve Anchorage, Fairbanks and Juneau, respectively. In addition, several smaller communities such as Bethel are served by one local television station that is typically a PBS affiliate. Other rural communities without cable systems receive a single state sponsored channel of television by a satellite dish and a low power transmitter.

General. As a result of acquisitions completed effective October 31, 1996, we have become Alaska's leading cable television service provider to residential, commercial and government users in the State of Alaska. Our cable television systems serve 26 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks, and Juneau. Our statewide cable systems consist of approximately 1,806 miles of installed cable plant having 330 to 550 MHz of channel capacity.

We completed a $12.5 million upgrade in 1998 that significantly increased the capacity and reliability of our Anchorage and Juneau cable systems. We deployed more than 200 miles of fiber optic cable in Anchorage and increased the carrying capacity of 900 miles of cable television line from 450 MHz to 550 MHz.

The result of these upgrades is an increase in channel capacity and system reliability, facilitating the delivery of additional video programming and new services such as enhanced video, high-speed Internet access and telephony, and the capability to support two-way applications such as cable modems and digital cable. We completed field-testing and deployed our digital converter cable service in Anchorage in 1998. Digital compression has enabled us to increase the channel capacity of our Anchorage cable communications systems to more than 100 channels, provide digital audio channels, as well as improve picture and sound quality.

Products. Programming services offered to our cable television systems subscribers differ by system (all information as of December 31, 1999).

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

The composition and rates of the levels of service vary between the systems. The Anchorage cable system offers a basic service that includes 19 channels. The Anchorage cable system offers a CPS that includes 32 channels at an additional cost. Subscribers, for an additional cost, receive the six-channel NPT service, which includes TNT, CNN, Discovery, MSNBC, Outdoor Life and the Sci-/Fi Channel. The Bethel cable system offers a basic service of 24 channels and a CPS tier of 11 channels for an additional cost per month. Basic service for the Kenai/Soldotna cable system consisted of 37 channels. Pay TV services are available either individually or as part of a value package. Commercial subscribers such as hospitals, hotels and motels are charged negotiated monthly service fees. Apartment and other multi-unit dwelling complexes receive basic services at a negotiated bulk rate.

Fairbanks, Juneau, Ketchikan and Sitka systems. The programming services we currently offer to subscribers are structured so that each cable system offers a basic service and a CPS. Each of the cable systems has different basic service packages at different rates. Fairbanks, the second largest city in Alaska, has a fully addressable system and offers a 12 channel basic and 35 channel CPS tier. Three channels of pay-per-view are available to basic and CPS subscribers. Fairbanks, North Pole, Fort Wainwright, and Eielson Air Force Base are all served by the Fairbanks headend and have the same lineup. Fort Greely, a remote military post, is a stand-alone system, which is fully addressable. Fort Greely has 8 basic channels, a 21 channel CPS tier, and 1 pay-per-view channel available to all subscribers. The reverse path in the Fairbanks market was activated during the third quarter of 1999 and we now offer cable modem Internet access. We expect to offer digital service in Fairbanks during the second quarter of 2000.

The Juneau cable system offers a 13-channel basic service package and a Tier 1 that includes basic service plus an additional 4 channels. The system also offers a CPS Tier 2 that consists of basic service plus Tier 1 service and additional 43 channels. The Ketchikan system offers a 12 channel basic service and a preferred level of service that offers an additional 38 channels. The Sitka system offers a 12 channel basic service. Preferred service includes basic service plus 38 additional channels. The Ketchikan, Sitka, Petersburg and Sitka systems all launched a digital music service called "DMX." This service offers 30 channels of commercial free music and is offered for $7.95 per month.

The Juneau system was upgraded in 1998. We expect to upgrade the Ketchikan system in 2000. The Juneau upgrade consisted of extending the bandwidth to 550MHz, activating the reverse and introducing advanced analog set top boxes. The new set tops allowed Juneau subscribers access to impulse pay per view including highly secured 24 hour adult products, 30 channels of CD quality music and a new on screen navigator.

During May of 1999, the Juneau system launched high-speed Internet access through cable modems. The system ended 1999 with 1,100 high-speed cable modems installed.

Kodiak, Valdez, Cordova, Petersburg, Wrangell, Kotzebue and Nome systems. These systems offer up to 30 channels of the most popular basic cable channels, as well as the major broadcast networks, packaged into three levels of service. In Nome, Kotzebue and Cordova, basic service consists of three channels, one of which is a PBS channel. PBS service is also included with the 11 channels of basic service in Kodiak, 7 in Valdez and 11 each in Wrangell and Petersburg. In addition, Wrangell and Petersburg have matching line-ups with 39 additional channels in the preferred level of service, and an additional 5 channels of premium service. Nome offers a 33 channel CPS Tier 1 and 5 channels of premium service. Kotzebue closely matches Nome with the exception of one more channel in the CPS Tier 1 and one less channel in the premium offering. In addition to basic service, Cordova offers a 20 channel CPS Tier 1, 10 Channel CPS Tier 2 with 3 premium channels available.

We completed system upgrades in Kodiak and Valdez in 1998. In Kodiak, 6 channels were added to basic service. The CPS tier added 8 new channels including Disney, which was formally a premium service. The

NPT tier was reduced to 11 channels with 2 new networks. Premium services were repackaged for better value. The total available channels are now 47. Valdez added 5 channels to basic service and expanded the CPS tier with 6 channels including Disney. Although remaining at 9 channels, 5 new services were added to the NPT tier as traditional services were migrated into the other tiers. Nome and Kotzebue systems upgrades were completed in March 1999. The upgrade will allow the launch of additional programming and the shift of Disney from premium to tier service.

Seward system. We upgraded the Seward cable system in 1997. Total channels were increased to 49, packaged in two levels of service. Basic service was expanded from 3 to 8 channels. CPS had 30 channels (including basic service) and was expanded to 44. All of the channels, with the exception of local origination programming and a single translator channel licensed to the City of Seward, were received via satellite. In addition there were five channels of premium pay services. The system is fully addressable. The system provides 12 channels to 300 outlets in a State of Alaska correction facility through a separate headend.

Homer system. We upgraded the Homer cable system in 1997. Total channels were increased to 50, packaged into two levels of service. Basic service was expanded from 8 channels to 12. CPS had 36 channels (including basic service channels) and was expanded to 45 channels. All of the channels, with the exception of four local translator channels and local origination programming, are received via satellite. In addition, five channels of premium pay services are offered. The system is fully addressable.

Facilities. Our cable television businesses are located in Anchorage, Eagle River, Chugiak, Peters Creek, Kenai, Ridgeway, Soldotna, Bethel, Fort Richardson, Elmendorf Air Force Base, Fairbanks, Fort Wainwright, North Pole, Fort Greely, Eielson Air Force Base, Juneau, Sitka, Ketchikan, Petersburg, Wrangell, Cordova, Homer, Valdez, Kodiak, Kodiak Coast Guard Air Station, Kotzebue, and Nome, Alaska. Our facilities include cable plant and head-end distribution equipment. Certain of our head-end distribution centers are colocated with customer service and administrative offices.

Customers. Our cable systems passed approximately 174,000, 171,000, and 167,500 homes at December 31, 1999, 1998 and 1997, respectively, and served approximately 116,700, 111,900 and 108,000 subscribers at December 31, 1999, 1998 and 1997, respectively. Revenues derived from cable television services totaled $61.1 million, 57.6 million, and 55.2 million in 1999, 1998 and 1997, respectively.

Competition. A number of other cable operators provide cable service in Alaska. All of these companies are relatively small, with the largest having fewer than 6,500 subscribers. Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services, Internet services and home video products, including videotape cassette and video disks. The extent to which a cable television system is competitive depends, in part, upon the cable system's ability to provide quality programming and other services at competitive prices.

Our Fairbanks system faces significant competition from alternative cable television providers. Upgrades to our Fairbanks facilities, expanded product offerings and increased marketing efforts are expected to increase market penetration from 45.6% at December 31, 1999. Our average market penetration rate for all systems was 61.4% at December 31, 1999.

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

Our Cable Systems face limited additional competition from private SMATV systems that serve condominiums, apartment and office complexes and private residential developments. The operators of these SMATV systems often enter into exclusive agreements with building owners or homeowners' associations. Due to the widespread availability of reasonably priced earth stations, SMATV systems now can offer both improved reception of local television stations and many of the same satellite-delivered program services offered by franchised cable systems. The ability of the Cable Systems to compete for subscribers in residential and commercial developments served by SMATV operators is uncertain. We continue to develop and deploy competitive packages of services (video, data and telephony) to these residential and commercial developments. The 1996 Telecom Act gives cable operators greater flexibility with respect to pricing of cable television services provided to subscribers in multi-dwelling unit residential and commercial developments. It also broadens the definition of SMATV systems not subject to regulation as a franchised cable television service.

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

DBS systems are expected to use video compression technology to increase the channel capacity of their systems to provide movies, broadcast stations and other program services competitive with those of cable systems. The extent to which DBS systems are competitive with the service provided by cable systems depends, among other things, on the availability of reception equipment at reasonable prices and on the ability of DBS operators to provide competitive programming. DBS services are slowly adding broadcast stations to their product offerings beginning with the largest broadcast markets that eliminates the problem of having to add a second external off-air antenna. DBS signals are subject to degradation from atmospheric conditions such as rain and snow. The receipt of DBS signals in Alaska currently has the disadvantage of requiring subscribers to install larger satellite dishes (generally three to six feet in diameter) because of the weaker satellite signals currently available in northern latitudes, particularly in communities surrounding, and north of, Fairbanks. In addition, existing satellites have a relatively low altitude above the horizon when viewed from Alaska, making their signals subject to interference from mountains, buildings and other structures.

Two major companies, DirecTV and Echostar, are currently offering nationwide high-power DBS services. Recent launches by Echostar into more favorable western arc satellite positions have allowed them to offer service in the lower half of Alaska with antennas less than one meter in diameter. Recently enacted federal legislation establishes, among other things, a permanent compulsory copyright license that permits satellite carriers to retransmit local broadcast television signals to subscribers who reside inside the local television station's market. These companies have already begun transmitting local broadcast signals in certain major televison markets and have announced their intention to expand this local television broadcast retransmission service to other domestic markets. With this legislation, satellite carriers become more competitive to cable communications system operators like us because they are now able to offer programming which more closely resembles what we offer. We are unable to predict the effects this legislation and these competitive developments might have on our business and operations.

Our cable television systems also compete with wireless program distribution services such as MMDS providers that use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS and multi-channel UHF operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by several of our cable systems, including Anchorage, Fairbanks and Juneau. Additionally, the FCC has allocated frequencies in the 28 GHz band for a new multi-channel wireless video service similar to MMDS. Wireless operations have the disadvantage of requiring line-of-sight access, making their signals subject to interference from mountains, buildings and other structures, and are subject to interference from rain, snow and wind. Recently ACS purchased a controlling interest in a multi-channel UHF service that currently provides service in some portions of Anchorage and Fairbanks. Although they have currently stopped installing new customers, we believe they are preparing to offer digital service in both markets. MMDS is also offered by Alaska Wireless in Fairbanks and includes a wireless modem service. WanTV recently sold the Anchorage MMDS license to Sprint. This service is no longer accepting new customers. We are unable to predict whether wireless video services will have a material impact on our operations.

Recently, a number of companies in the lower-49 states, including telephone companies and ISP's, have asked local, state and federal governments to mandate that cable communications systems operators provide capacity on their cable infrastructure so that these companies and others may deliver Internet services directly to customers over cable facilities. In response, several local jurisdictions attempted to impose these capacity obligations on several cable communications operators. Various cable communications companies have initiated litigation challenging these municipal requirements. In addition, two antitrust lawsuits have been filed in federal courts alleging that certain cable communications companies have improperly refused to allow their cable facilities to be used by certain ISPs to serve their customers. In a 1999 report to Congress, the FCC declined to institute an administrative proceeding to examine this issue. We expect that the FCC, Congress, and state and local regulatory authorities will continue to consider actions in this area.

The deployment of Digital Subscriber Line technology, known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Numerous companies, including telephone companies, have introduced DSL service and certain telephone companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. We are unable to predict the likelihood of success of competing online services offered by our competitors or what impact these competitive ventures may have on our business and operations.

Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air interactive video and data service that will permit two-way interaction with commercial and educational programming along with informational and data services. LECs and other common carriers also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The FCC has conducted spectrum auctions for licenses to provide PCS. PCS will enable license holders, including cable operators, to provide voice and data services. We have acquired a license to provide PCS services in Alaska.

Advances in communications technology as well as changes in the marketplace are constantly occurring. We cannot predict the effect that ongoing or future developments might have on the telecommunications and cable television industries or on us specifically.

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

Our cable services sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature upsale opportunities. We sell our cable services through telemarketing, direct mail advertising, door-to-door selling, and local media advertising.

Local Access Services
Industry. Use of the Internet and expansion in the use of LANs and WANs have generated an increased demand for access lines. In the home, the growing use of computers, faxes, and the Internet led to increases in access lines and usage. The emergence of new services, including digital cellular, personal communications services, interactive TV, and video dial tone, has created opportunities for growth in local loop services. These opportunities are also laying the foundation for a restructuring of the newly competitive local loop services market.

Emerging from the new competitive landscape are "data CLECs" who offer Internet access and data services to medium and large size businesses. They obtain interconnection agreements with ILECs for DSL-qualified unbundled network element loops. One loop, so qualified and equipped with appropriate access devices, enables the delivery of high speed (generally less than 768 kbs but sometimes faster rates), always-connected Internet access, LAN/WAN interconnectivity, and private line and private network circuits.

Cable telephony is still not prevalent, as the industry struggles with the quality of service and the increased delay (latency) surrounding deployment of first generation Voice over Internet Protocol technologies. The cable industry late in 1999 released its first Packet Cable standards that promise to support toll quality Internet protocol telephony.

Wireless local loop access technologies (other than fixed rate cellular telephone service), while developing for international applications, have not yet developed a significant market presence in the United States.

General. Our local access services division entered the local services market in Anchorage in 1997, providing services to residential, commercial, and government users. We can access approximately 93% of Anchorage area local loops from our collocated remote facilities and DLC installations.

Products. We initially began offering local exchange services in Anchorage during late September 1997. Our ILEC-collocated remote facilities that access the ILEC's unbundled network element loops and its DLC systems allows us to offer full featured, switched-based local service products to both residential and commercial customers. In areas where we do not have access to loop facilities, we offer total service resale of the ILEC's local service.

Our package offerings are competitively priced and include popular features, such as:
        -  enhanced call waiting,          -  caller ID,
        -  caller ID on call waiting,      -  free caller ID box,
        -  anonymous call rejection,       -  call forwarding,
        -  call forward busy,              -  call forward no answer,
        -  enhanced call waiting,          -  fixed call forwarding,
        -  follow me call,                 -  intercom service forwarding,
        -  multi-distinctive ring,         -  per line blocking,
        -  selective call forwarding,      -  selective call acceptance,
        -  selective call rejection,       -  selective distinctive alert,
        -  speed calling,                  -  three way calling,
        -  voice mail,                     -  inside wire repair plan,
        -  non-listed number,              -  non-published number

Facilities. During 1997 we installed a Lucent host switching system (5ESS). We also collocated six remote facilities beside or within the ILEC's local switching offices to access unbundled loop network elements and installed a DLC system beside a smaller, seventh ILEC wire center. These remote and DLC facilities are interconnected to the host switch via our diversely routed fiber optic links. During 1998, we expanded our capacity at each of the remote facilities to allow access to approximately 79,000 Anchorage loops. Additionally, we provided our own facilities-based services to over 100 of Anchorage's larger business customers through further expansion and deployment of SONET fiber transmission facilities, leased and HDSL T-1 facilities, and DLC facilities.

Customers. We had approximately 45,100, 28,300 and 3,300 active lines in service from Anchorage subscribers to our local access services at December 31, 1999, 1998 and 1997, respectively. The 1999 line count consists of approximately 21,300 residential access lines and 23,800 business access lines, including 5,600 Internet service provider access lines. We ended 1999 with significant market share gains in all market segments, in particular in the business segment in which access lines increased by 67% and ISP lines increased by 294% as compared to December 31, 1998. Without an active media presence, we were able to gain residential market share, growing that market segment by 32% as compared to 1998. We estimate that our overall local access services market share exceeds 25%.

1999, 1998 and 1997 revenues derived from local access services totaled $15.5 million, $9.9 million and $610,000, respectively, representing approximately 5.6%, 4.0% and 0.3% of our total revenues in 1999, 1998 and 1997, respectively. Approximately 750 additional lines were sold and awaiting connection at December 31, 1999.

Competition. In the local exchange services market, we believe that the 1996 Telecom Act, judicial decisions, and state legislative and regulatory developments will increase the likelihood that barriers to local exchange competition will be substantially reduced or removed. These initiatives include requirements that LECs negotiate with entities such as us to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the ILECs.

LECs in Alaska outside of Anchorage have a "rural exemption" from some of their obligations until and unless the exemption is examined and not continued by the RCA. Certain pricing provisions of the FCC's Interconnection Decision implementing the interconnection portions of the 1996 Telecom Act have been challenged and were stayed by the U.S. Court of Appeals for the Eighth Circuit, on a jurisdictional basis. The United States Supreme Court, in February 1999, upheld the jurisdictional basis of the FCC's decisions, and has remanded the proceeding back to the Eighth Circuit for further proceedings. In addition the 1996 Telecom Act expressly prohibits any legal barriers to competition in intrastate or interstate communications service under state and local laws. The 1996 Telecom Act further empowers the FCC, after notice and an opportunity for comment, to preempt the enforcement of any statute, regulation or legal requirement that prohibits, or has the effect of prohibiting, the ability of any entity to provide any intrastate or interstate telecommunications service. You should see Part I, Item 1. Business, Regulation, franchise authorizations and tariffs for more information.

In the local exchange market we currently compete with an ACS subsidiary in Anchorage. In early 2001 we anticipate we will be competing with ACS subsidiaries in Fairbanks, Juneau, Fort Wainwright and Eielson Air Force Base (military bases near Fairbanks), and in North Pole. You should see Part I, Item
1. Business, Historical development of the Company's business during the past fiscal year - Local Access Services for more information. We also compete against AT&T in the Anchorage service area. AT&T offers local exchange service only to residential customers through total service resale. We expect further competitors in the Anchorage, Fairbanks and Juneau marketplaces, as Alaska Fiber Star and DSLnet have filed bonafide requests for interconnection with ACS. The Company expects competition from these latter entrants in the business customer telephony access, Internet access, DSL and private line markets. We believe our long-standing presence in Alaska and the strength of our brand (as well as ACS's) will make competitive entry difficult for these new entrants.

We received approval from the RCA in July 1999 to provide local exchange services in ACS's existing service areas in Fairbanks, Juneau, Ft Wainwright, Eielson AFB, and North Pole. We are currently involved in arbitration to define the terms of interconnection with ACS for entry to these markets and are expecting to conclude those proceedings in the third quarter of 2000. We continue to offer local exchange services to substantially all consumers in the Anchorage service area, primarily through our own facilities and unbundled local loops leased from ACS.

On June 30, 1999, the APUC was repealed by an act passed earlier in the year by the Alaska State Legislature and was immediately reconstituted as the RCA, combining the functions of the APUC and certain other oversight functions. The Governor of the state of Alaska appointed new commissioners as a result of this restructuring. Established within the commission is a communications carriers section that is tasked with developing, recommending, and administering policies and programs with respect to the regulation of rates, services, accounting, and facilities of communications common carriers within the state involving the use of wire, cable, radio, and space satellites.

We believe the new commission is generally more responsive to telecommunications issues brought to its attention and more supportive of competitive telecommunication regulatory policy.

The 1996 Telecom Act also provides ILECs with new competitive opportunities. We believe that we have certain advantages over these companies in providing telecommunications services, including awareness by Alaskan customers of the GCI brand-name, our facilities-based telecommunications network, and our prior experience in, and knowledge of, the Alaskan market. The 1996 Telecom Act provides that rates charged by ILECs for interconnection to the incumbent carrier's network are to be nondiscriminatory and based upon the cost of providing such interconnection, and may include a "reasonable profit," which terms are subject to interpretation by regulatory authorities. If ILECs charge us unreasonably high fees for interconnection to their networks, or significantly lower their retail rates for local exchange services, our local service business could be placed at a significant competitive disadvantage.

Our local services sales efforts are primarily directed toward increasing the number of commercial and small business subscribers we serve, selling bundled services, and generating incremental revenues through product and feature upsale opportunities. We sell our local services through telemarketing, direct mail advertising, and door-to-door selling.

Internet Services
Industry. The Internet continues to expand at a significant rate, with the number of sites almost doubling over the last several years. Industry analysts estimated that 90 million sites were connected to the Internet worldwide at the end of 1999. Current trends indicate that in a few years the Internet may become as commonplace as TV. Analysts predict that the amount of Internet traffic will likely continue to rise as fast as capacity allows for the foreseeable future. Voice over the Internet may have a major impact on business and the entire telecommunications industry in the future.

The use of Intranets has significantly increased, with an estimated 60 to 70 percent of US corporations using an Intranet. Current growth rates suggest that 138 million people worldwide will be connected from their desks to an in-house Intranet by 2001.

An Intranet allows information to be decentralized in an organization. It uses Internet-compatible standards, available on virtually any computer. An Intranet is also, by mainframe computer standards, fast and inexpensive to set up. This adds to its appeal, particularly for larger companies with complex legacy data systems.

Industry analysts believe that one of the key tools for business advantage over the next two years will be the Extranet. This is an Intranet (internal, secure, full of sensitive data) connected to trusted customers and suppliers. Implementing an Extranet creates the concept of the virtual enterprise, in which all the organizations in a supply chain integrate their systems and operations. This concept is not new, but has been achieved in the past using EDI on private networks. Extranets promise to remove many of the obstacles that have prevented firms from sharing their data (stock levels, production schedules, demand forecasts) with customers and suppliers. However, there are issues of standards, lack of consumer confidence and security.

Music is ideally suited for the digital world, with leading record companies and music retailers now selling direct over the Internet. New compression algorithms and technology (such as MP3) allow consumers to purchase and download music of their choice to play on their personal computer, handheld device, or CD players. Technology is beginning to turn products into a service, delivered over the Internet. We expect this segment of the retail market to expand significantly. Copyright and related legal concerns are becoming more prevalent due to the ease in which electronic media can be distributed and copied.

Concerns about Internet-based commerce remain. One serious preoccupation is that an overloaded Internet might crash. However, capacity on the Internet continues to increase. Technology enables fiber to carry more data, and more cables and satellite channels are being introduced. In 1995, the world's entire telecom traffic amounted to a data rate of a terabit a second. Currently, a single optical fiber strand can carry three times that amount of data with lab research indicating that many times more capacity will be possible in the future.

Industry analysts expected 43.9 million American households to be able to access the Internet in 1999, equaling approximately 43% of the country. Online-shopping revenues were projected to increase in 1999 by 69%, to $11.9 billion, while advertising revenues were expected to increase by 62%, to $3.3 billion.

We believe major court decisions and legislative action will shape the worldwide Internet in 2000 and beyond, including:
    - The impact of the U.S. vs. Microsoft antitrust trial,
    - Possible recognition that traditional encryption regulation is obsolete,
    - Minimum-regulation approaches to information privacy as a new consumer movement tries to use international privacy law to rein in the behavior of large corporations in the U.S. economy,
    - The potential for continuing increases in inexperienced investors investing through online brokers and increased instances of investor losses that lead to arbitration claims against the brokers,
    - The impact of more Internet patents preventing others from doing certain things, such as designing and maintaining certain types of Web sites,
    - The legality of hyperlinking without permission,
    - Pending re-introduction of database legislation in Congress that would create a new form of intellectual property in databases,
    - Decisions regarding whether cryptographic source code is First Amendment speech, and hence exportable, or that no program is covered by the First Amendment,
    - Renewed calls by the FBI and others for domestic controls of obscenity-related cryptography, and
    - The development of rating and filtering systems outside the United States.

General. Our Internet services division entered the Internet services market in 1998, providing retail services to residential, commercial, and government users and providing wholesale carrier services to other ISPs. Cable network upgrades in the Anchorage area have allowed us to offer high-speed cable modem Internet access, the first of its kind in Alaska.

Products. We currently offer two types of Internet access for residential use: dial up Internet access and high-speed cable modem Internet access. Our initial residential high-speed cable modem Internet service offers up to 1024 kbps access speed as compared with up to 56 kbps access through standard copper wire modem access. We provide free 24-hour customer service and technical support via telephone or online. The entry level cable modem service also offers free data transfer up to five gigabytes per month and can be left connected 24-hours-a-day, 365-days-a-year, allowing for real-time information and e-mail access. Additional cable modem service packages tailored to both heavy residential and commercial Internet users are also available.

We believe cable modem services are the next generation of Internet access. This service is appealing to families, professionals who work-at-home, educators, and those involved in electronic commerce and people who enjoy interactive computer games. Cable modem access overcomes the limitations of slower dial-up service and the higher cost of dedicated Internet services and provides always-available, high-speed access to the Internet. Cable modems use our coaxial cable that provides cable television service, instead of the traditional ILEC copper wire. Coaxial cable has a much greater carrying capacity than telephone wire and can be used to simultaneously deliver both cable television and Internet access services.

We currently offer several Internet service packages for commercial use: Dial up access, T1 and fractional T1 leased line, frame relay and high-speed cable modem Internet access. Our business high-speed cable modem Internet service offers access speeds ranging from 256 kbps to 1024 kbps, free monthly data transfers of up to 25 gigabytes and free 24-hour customer service and technical support. Business services also include dedicated Internet access, a personalized web page, domain name services, and e-mail addressing.

We introduced significant new marketing campaigns in February and March 1999 featuring bundled residential and commercial Internet products. Additional bandwidth was made available to our Internet segment through the Alaska United Project as previously described. The new Internet offerings are coupled with our long-distance and local services offerings and provide free basic Internet services if certain long-distance or local service plans are selected. Value-added Internet features are available for additional charges.

We provide Internet access for Alaska schools and health organizations using a platform including many of the latest advancements in technology. Services are delivered through a locally available circuit, our existing lines, and/or satellite earth stations.

Facilities. The Internet is an interconnected global public computer network of tens of thousands of packet-switched networks using the Internet protocol. The Internet is effectively a network of networks routing data throughout the world. We provide access to the Internet using a platform that includes many of the latest advancements in technology. The physical platform is concentrated in Anchorage and is extended into many remote areas of the state. Our Internet platform includes:

    - Circuits connecting our Anchorage facilities to an Internet access point in Seattle through multiple, diversely routed networks.
    - Routers on each end of the circuits to control the flow of data.
    - Our Anchorage facility consists of a main router, a bank of servers that perform proxy and cache functions, database servers providing authentication and user demographic data, and access servers for dial-in users.
    - SchoolAccess(TM) Internet service delivery to over 257 schools in rural Alaska is accomplished by three variations on primary delivery systems:
      - In communities where we have terrestrial interconnects or provide existing service over regional earth stations, we have configured intermediate distribution facilities. Schools that are within these service boundaries are connected locally to one of those facilities.
      - In communities where we have extended telecommunications services via our DAMA earth station program, SchoolAccess(TM) is provided via a satellite circuit to an intermediate distribution facility at the Eagle River Earth Station.
      - In communities or remote locations where we have not extended telecommunications services, SchoolAccess(TM) is provided via a dedicated (usually on premise) DAMA VSAT satellite station. The DAMA connects to an intermediate distribution facility located in Anchorage.

In all cases, Internet access is delivered to a router located at the service point. Our Internet management platform constantly monitors this router; continual communication is maintained with all of the routers in the network. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance. The management platform has the capability to remotely access the routers, permitting changes in router configuration without the need to physically be at the service point.

GCI.net offers a unique combination of innovative network design and aggressive performance management. The new Internet platform has received a certification that places it in the top one percent of all service providers worldwide and the only ISP in Alaska with such designation.

We operate and maintain what we believe is the largest, most reliable, and highest performance Internet network in the State of Alaska.

Competition. The Internet industry is intensely competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, the types of services offered, customer service, billing services, perceived quality, reliability and availability. Although we believe we have the human and technical resources to pursue our strategy and compete effectively in this competitive environment, our success will depend upon our ability to profitably provide high quality, high value bundled services at prices generally competitive with, or lower than, those charged by our competitors.

As of December 31, 1999, we competed with more than 25 Alaska based Internet providers, and competed with other domestic, non-Alaska based providers that provide national service coverage. Several of the providers have substantially greater financial, technical and marketing resources than we have. We have, so far, successfully adjusted our pricing and marketing strategies to respond to competitors' pricing practices.

Customers. We had approximately 48,300 and 7,200 active residential and commercial Internet subscribers at December 31, 1999 and 1998, respectively. 1999 and 1998 revenues derived from Internet services (including
SchoolAccess(TM)) totaled $9.1 million and $6.1 million, respectively, representing approximately 3.3% and 2.5% of our total 1999 and 1998 revenues, respectively.

Our Internet services sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature upsale opportunities. We sell our Internet services through telemarketing, direct mail advertising, door-to-door selling, and local media advertising.

Environmental Regulations
We may undertake activities that, under certain circumstances may affect the environment. Accordingly, they are subject to federal, state, and local regulations designed to preserve or protect the environment. The FCC, the Bureau of Land Management, the U.S. Forest Service, and the National Park Service are required by the National Environmental Policy Act of 1969 to consider the environmental impact prior to the commencement of facility construction. We believe that compliance with such regulations has no material effect on our consolidated operations. The principal effect of our facilities on the environment would be in the form of construction of facilities and networks at various locations in Alaska and between Alaska and Seattle Washington. Our facilities have been constructed in accordance with federal, state and local building codes and zoning regulations whenever and wherever applicable. Some facilities may be on lands that may be subject to state and federal wetland regulation.

Uncertainty as to the applicability of environmental regulations is caused in major part by the federal government's decision to consider a change in the definition of wetlands. Most of our facilities are on leased property, and, with respect to all of these facilities, we are unaware of any violations of lease terms or federal, state or local regulations pertaining to preservation or protection of the environment.

Our Alaska United project consists, in part, of deploying land-based and undersea fiber optic cable facilities between Anchorage, Whittier, Valdez, and Juneau, Alaska, and Seattle, Washington. The engineered route passes over wetlands and other environmentally sensitive areas. We believe our construction methods used for buried cable have a very minimal impact on the environment. The agencies, among others, that are involved in permitting and oversight of our cable deployment efforts are the US Army Corps of Engineers, The National Marine Fisheries Service, US Fish & Wildlife, US Coast Guard, National Oceanic and Atmospheric Administration, Alaska Department of Natural Resources, and the Alaska Office of the Governor - Governmental Coordination. We are unaware of any violations of federal, state or local regulations or permits pertaining to preservation or protection of the environment.

In the course of operating the cable television systems, we have used various materials defined as hazardous by applicable governmental regulations. These materials have been used for insect repellent, locate paint and pole treatment, and as heating fuel, transformer oil, cable cleaner, batteries, and in various other ways in the operation of those systems. We do not believe that these materials, when used in accordance with manufacturer instructions, pose an unreasonable hazard to those who use them or to the environment.

Patents, Trademarks, Licenses, Certificates of Public Convenience and Necessity, and Military Franchises
We do not hold patents, franchises or concessions for telecommunications services or local access services. We do hold registered service marks for the terms SchoolAccess(TM), Free Fridays for Business(TM) and Unlimited Weekends(TM). The Communications Act of 1934 gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communication. We hold licenses through our long-distance services industry segment for our satellite and microwave transmission facilities for provision of long-distance services. We acquired a license for use of a 30-MHz block of spectrum for providing PCS services in Alaska. The PCS license has an initial duration of 10 years. We expect to renew the PCS license for an additional 10-year term under FCC rules. We acquired a LMDS license in 1998 for use of a 150-MHz block of spectrum in the 28 GHz Ka-band for providing wireless services. The LMDS license has an initial duration of 10 years. Within 10 years, licensees will be required to provide 'substantial service' in their service regions. Our operations may require additional licenses in the future.

Applications for transfer of control of 15 certificates of public convenience and necessity held by the acquired cable companies were approved in an RCA order dated September 23, 1996, with transfers to be effective on October 31, 1996. Such transfer of control allowed us to take control and operate the cable systems of the acquired cable companies located in Alaska. The approval of the transfer of these 15 certificates of public convenience and necessity is not required under federal law, with one area of limited exception. The cable companies operate in part through the use of several radio-band frequencies licensed through the FCC. These licenses were transferred to us prior to October 31, 1996.

We obtained consent of the military commanders at the military bases serviced by the acquired cable systems to the assignment of the respective franchises for those bases.

Regulation, Franchise Authorizations and Tariffs
The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state, and local regulation and legislation affecting our businesses. Other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the manner in which these industries operate. We cannot predict at this time the outcome of these proceedings, their impact on the industries in which we operate, or their impact on us.

Telecommunications Operations. The following is a summary of federal laws, regulations and tariffs, and a description of certain state and local laws pertaining to our telecommunications operations (long-distance, local access and wireless services).

General. We are subject to regulation by the FCC and by the RCA as a non-dominant provider of long-distance services. We file tariffs with the FCC for interstate and international long-distance services, and with the RCA for intrastate service. Such tariffs routinely become effective without intervention by the FCC, RCA or other third parties since we are a non-dominant carrier. We received approval from the RCA in February 1997 permitting us to provide local access services throughout ATU's (now ACS) existing service area. Military franchise requirements also affect our ability to provide telecommunications and cable television services to military bases.

The 1996 Telecom Act preempts state statutes and regulations that restrict the provision of competitive local telecommunications services. State commissions can, however, impose reasonable terms and conditions upon the provision of telecommunications service within their respective states. Because we are authorized to offer local access services in Anchorage, we are regulated as a CLEC by the RCA. In addition, we will be subject to other regulatory requirements, including certain requirements imposed by the 1996 Telecom Act on all LECs, which requirements include permitting resale of LEC services, number portability, dialing parity, and reciprocal compensation.

As a PCS and LMDS licensee, we are subject to regulation by the FCC, and must comply with certain buildout and other conditions of the license, as well as with the FCC's regulations governing the PCS and LMDS services. On a more limited basis, we may be subject to certain regulatory oversight by the RCA (e.g., in the areas of consumer protection), although states are not permitted to regulate the rates of PCS, LMDS and other commercial wireless service providers. PCS and LMDS licensees may also be subject to regulatory requirements of local jurisdictions pertaining to, among other things, the location of tower facilities.

1996 Telecom Act and Related Rulings. A key industry development was passage of the 1996 Telecom Act. The Act is intended by Congress to open up the marketplace to competition and has had a dramatic impact on the telecommunications industry. The intent of the legislation is to break down the barriers that have prevented three groups of companies, LECs, including RBOCs, long-distance carriers, and cable TV operators, from competing head-to-head with each other. The Act requires incumbent LECs to let new competitors into their business. It also requires incumbent LECs to open up their networks to ensure that new market entrants have a fair chance of competing. The bulk of the legislation is devoted to establishing the terms under which incumbent LECs must open up their networks.

Enactment of the bill immediately affected local exchange service markets by requiring states to authorize local exchange service competition. Competitors, including resellers, are able to market new bundled service packages to attract customers. Over the long term, the requirement that incumbent LECs unbundle access to their networks may lead to increased price competition. Local exchange service competition has not yet occurred in all markets on a national basis because interconnection arrangements are not yet in place in many areas. We have executed an interconnection agreement with ACS for the Anchorage market, and are arbitrating with ACS to develop agreements for the Juneau and Fairbanks markets. If we are unable to enter into, or experience a delay in obtaining, interconnection agreements, this inability or delay may materially and adversely affect our business and financial prospects.

The 1996 Telecom Act requires the FCC to establish rules and regulations to implement its local competition provisions. In August 1996, the FCC issued rules governing interconnection, resale, unbundled network elements, the pricing of those facilities and services, and the negotiation and arbitration procedures that would be utilized by states to implement those requirements. These rules rely on state public utilities commissions to develop the specific rates and procedures applicable to particular states within the framework prescribed by the FCC. These rules were vacated in part by a July 1997 ruling of the United States Court of Appeals for the Eighth Circuit. On January 25, 1999, the United States Supreme Court issued an opinion upholding the authority of the FCC to establish rules, including pricing rules, to implement statutory provisions governing both interstate and intrastate services under the 1996 Telecom Act. The Court also upheld rules allowing carriers to select provisions from among different interconnection agreements approved by state commissions for the carriers' own agreements and a rule allowing carriers to obtain combinations of unbundled network elements.

The FCC affirmed in a report adopted on April 10, 1998, that Internet service providers would not be subject to regulation as telecommunications carriers under the 1996 Telecom Act. They thus will not be subject to universal service subsidies and other regulations. Further, in August 1998, the FCC proposed new rules that would allow ILECs to provide their own DSL services through separate affiliates that are not subject to ILEC regulation. On November 18, 1999, the FCC decided to require ILECs to share telephone lines with DSL providers, an action that may foster competition by allowing competitors to offer DSL services without their customers having to lease a second telephone line. Whether this development will be implemented in an effective way remains to be seen. Moreover, it is impossible to predict whether the FCC or Congress may change the rules under which these services are offered and, if such changes are made, the extent of the impact of such changes on our business.

The FCC regulates the fees that local telephone companies charge long distance companies for access to their local networks. These fees are commonly called access charges.

The FCC is currently considering various proposals, each supported by parts of both the local and long distance telephone industries that would restructure and likely reduce access charges. Changes in the access charge structure could fundamentally change the economics of some aspects of our business.

The Supreme Court vacated an FCC rule setting forth the specific unbundled network elements that ILECs must make available, finding that the FCC had failed to apply the appropriate statutory standard. On November 5, 1999, the FCC responded to the Court's decision by issuing a decision that maintains competitors' access to a wide variety of unbundled network elements. Six of the seven unbundled elements the FCC had originally required carriers to provide in its 1996 order implementing the 1996 Telecom Act remain available to competitors. These elements are loops, including loops used to provide high-capacity and advanced telecommunications services; network interface devices; local circuit switching, subject to restrictions in major urban markets; dedicated and shared transport; signaling and call-related databases; and operations support systems. The FCC removed access to operator and directory assistance service from the list of available unbundled network elements. In addition, the FCC added to its list certain unbundled network elements that were not at issue in 1996. These elements include subloops, or portions of loops, and dark fiber loops and transport. The FCC did not, however, require ILECs to unbundle facilities used to provide DSL service. The FCC did not decide, but sought additional information on, the question of whether carriers may combine certain unbundled network elements to provide special access services to compete with those provided by the ILECs. The ability to obtain unbundled network elements is an important element of our local access services business, and we believe that the FCC's actions in this area have generally been positive. However, we cannot predict the extent to which the existing rules will be sustained in the face of additional legal action and the scope of the rules that are yet to be crafted by the FCC.

Recurring and non-recurring charges for telephone lines and other unbundled network elements may increase based on the rates proposed by the ILECs and approved by the RCA from time to time, which could have a material adverse effect on the results of our operations. Moreover, because the cost-based methodology for determining these rates is still subject to judicial review, there is great uncertainty about how these rates will be determined in the future.

ACS, through subsidiary companies, provides local telephone services in Fairbanks and Juneau, Alaska. The ACS subsidiaries are classified as Rural Telephone Companies under the 1996 Telecom Act, which entitles them to an exemption of certain material interconnection terms of the 1996 Telecom Act, until such "rural exemption" is lifted by the State of Alaska. We requested that continuation of the "rural exemption" of the ACS subsidiaries relating to the Fairbanks and Juneau markets be examined. In January 1998, the RCA denied our request to terminate the rural exemption. The basis of the RCA's decision was primarily that various rulemaking proceedings (including Universal Service and access charge reform) must be completed before the exemption would be revoked. Those rulemaking proceedings have been largely completed.

On March 4, 1999, an Alaska Superior Court Judge determined that the APUC (now
RCA) erred in reaching its decision to deny our request to provide full local telephone service in Fairbanks and Juneau, Alaska. This service would be provided in competition against PTI (now ACS), the existing monopoly provider. Among other things, the Court instructed the APUC to correctly assign the burden of proof to PTI rather than us, and to decide on our specific requests to provide service in Fairbanks and Juneau based on criteria established in the 1996 Telecom Act. The Court stated "this must be accomplished cognizant of the intent of the 1996 Telecom Act to promote competition in the local market." The Court remanded the case back to the APUC for proceedings leading to their ruling. On July 1, 1999, the APUC ruled that the rural exemptions from local competition in Juneau, Fairbanks and North Pole have been terminated, which allows us to negotiate for unbundled elements for the provision of competitive local service in these markets. The ILEC appealed this decision, and on October 11, 1999 the RCA issued an order terminating rural exemptions in the Fairbanks and Juneau markets. We believe this decision is important to bring about the benefits of competition to other communities in Alaska. We will continue to negotiate with the ILEC for unbundled network elements for the provisioning of competitive local assess services in these markets. We expect the RCA to approve an interconnection agreement for unbundled elements by September 2000.

A number of LECs, long-distance companies and others have appealed some or all of the FCC's orders. The effective date of the orders has not been delayed, but the appeals are expected to take a year or more to conclude. The impact of these FCC decisions on us is difficult to determine. Some BOCs have also challenged the 1996 Telecom Act restrictions on their entry into long-distance markets as unconstitutional. We are unable to predict the outcome of such rulemakings or litigation or the effect (financial or otherwise) of the 1996 Telecom Act and the rulemakings on us. The BOCs continue to challenge the substance of the FCC rules, arguing that the rules do not allow them to fully recover the money they spent building their networks.

Universal Service. In 1997, the FCC issued important decisions on universal service establishing new funding mechanisms for high-cost, low-income service areas to ensure that certain subscribers living in rural and high-cost areas, as well as certain low-income subscribers, continue to have access to telecommunications and information services at prices reasonably comparable to those charged for similar services in urban areas.

These mechanisms also are meant to foster the provision of advanced communications services to schools, libraries and rural health-care facilities. Under the rules adopted by the FCC to implement these requirements, we and all other telecommunications providers are required to contribute to a fund to support universal service. The amount that we contribute to the federal universal service subsidy will be based on our share of specified defined telecommunications end-user revenues.

The order established significant discounts to be provided to eligible schools and libraries for all telecommunications services, internal connections and Internet access. It also established support for rural health care providers so that they may pay rates comparable to those that urban health care providers pay for similar services. Industry-wide annual costs of the program, estimated at approximately $2.3 billion, are to be funded out of the Universal Service Fund. The fund administrator on the basis of their interstate end-user revenues would assess local and long distance carriers' contributions to the education and health care funds. We began contributing to the new funds in 1998 and are allowed to recover our contributions through increased interstate charges.

Local Regulation. We may be required to obtain local permits for street opening and construction permits to install and expand fiber optic networks. Local zoning authorities often regulate our use of towers for microwave and other telecommunications sites. We also are subject to general regulations concerning building codes and local licensing. The 1996 Telecom Act requires that fees charged to telecommunications carriers be applied in a competitively neutral manner, but there can be no assurance that ILECs and others with whom we will be competing will bear costs similar to those we will bear in this regard.

Other Laws and Regulations. Although the foregoing discussion provides an overview of the major regulatory issues that confront our business, this discussion does not attempt to describe all current and proposed federal, state and local rules and initiatives affecting the telecommunications industry. Other federal and state laws and regulations are currently the subject of judicial proceedings and proposed additional legislation. In addition, some of the FCC's rules implementing the 1996 Telecom Act will be subject to further judicial review and could be altered or vacated by courts in the future. We cannot predict the ultimate outcome of any such further proceedings or legislation.

Cable Services. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable services industry and a description of certain state and local laws affecting our cable services business.

General. We are subject to federal and state regulation as a cable television operator pursuant to the 1934 Cable Act, the 1984 Cable Act and the 1992 Cable Act, as amended by the 1996 Telecom Act. The 1992 Cable Act significantly expanded the scope of cable television regulation on an industry-wide basis by imposing rate regulation, carriage requirements for local broadcast stations, customer service obligations and other requirements. The 1992 Cable Act and the FCC's rules implementing that Act generally have increased the administrative and operational expenses and in certain instances required rate reductions for cable television systems and have resulted in additional regulatory oversight by the FCC and state or local authorities.

Principal responsibility for implementing the policies of the 1934, 1984 and 1992 Cable Acts and the 1996 Telecom Act is allocated between the FCC and state or local franchising authorities. The FCC and state regulatory agencies are required to conduct numerous rulemaking and regulatory proceedings to implement the 1996 Telecom Act, and such proceedings may materially affect the cable industry.

Subscriber Rates. The 1992 Cable Act authorized rate regulation for cable communications services and equipment in communities that are not subject to "effective competition," as defined by federal law. Most cable communications systems are now subject to rate regulation for basic cable service and equipment by local officials under the oversight of the FCC, which has prescribed detailed criteria for such rate regulation. The 1992 Cable Act also requires the FCC to resolve complaints about rates for CPS Tiers (other than programming offered on a per channel or per program basis, which programming is not subject to rate regulation) and to reduce any such rates found to be unreasonable. The 1996 Telecom Act eliminates the right of individuals to file CPS Tier rate complaints with the FCC and requires the FCC to issue a final order within 90 days after receipt of CPS Tier rate complaints filed by any franchising authority. The 1992 Cable Act limits the ability of cable television systems to raise rates for basic and certain cable programming services (collectively, the "Regulated Services").

FCC regulations govern rates that may be charged to subscribers for Regulated Services. The FCC uses a benchmark methodology as the principal method of regulating rates for Regulated Services. Cable operators are also permitted to justify rates using a cost-of-service methodology, which contains a rebuttable presumption of an industry-wide 11.25% after tax rate of return on an operator's allowable rate base. Franchising authorities are empowered to regulate the rates charged for monthly basic service, for additional outlets and for the installation, lease and sale of equipment used by subscribers to receive the basic cable service tier, such as converter boxes and remote control units. The FCC's rules require franchising authorities to regulate these rates on the basis of actual cost plus a reasonable profit, as defined by the FCC. Cable operators required to reduce rates may also be required to refund overcharges with interest. The FCC has also adopted comprehensive and restrictive regulations allowing operators to modify their regulated rates on a quarterly or annual basis using various methodologies that account for changes in the number of regulated channels, inflation and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations. We cannot predict whether the FCC will modify these "going forward" regulations in the future.

Rate regulation of non-basic cable programming service tiers ended after March 31, 1999. The 1996 Telecom Act also modifies the uniform rate provision of the 1992 Cable Act by prohibiting regulation of nonpredatory bulk discount rates offered to subscribers in commercial and residential developments and permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

Anti-Buy Through Provisions. The 1992 Cable Act requires cable systems to permit subscribers to purchase video programming offered by the operator on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier, unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to offer programming in the manner required by the statute is available until a system obtains such capability, but not later than December 2002. The FCC may waive such time periods, if deemed necessary. Many of our systems do not have the technological capability to offer programming in the manner required by the statute and thus currently are exempt from complying with the requirement.

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

The FCC has also initiated an administrative proceeding to consider the requirements, if any, for the mandatory carriage of digital television signals offered by local broadcasters. We are unable to predict the outcome of this proceeding or the impact any new carriage requirements might have on the operations of our cable systems.

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

Franchise Procedures. The 1984 Cable Act affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions and prohibits non-grandfathered cable systems from operating without a franchise in such jurisdictions. The 1992 Cable Act encourages competition with existing cable systems by (i) allowing municipalities to operate their own cable systems without franchises; (ii) preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and (iii) prohibiting (with limited exceptions) the common ownership of cable systems and collocated MMDS or SMATV systems. The FCC has relaxed its restrictions on ownership of SMATV systems to permit a cable operator to acquire SMATV systems in the operator's existing franchise area so long as the programming services provided through the SMATV system are offered according to the terms and conditions of the cable operator's local franchise agreement. The 1996 Telecom Act provides that the cable/SMATV and cable/MMDS cross-ownership rules do not apply in any franchise area where the operator faces "effective competition" as defined by federal law.

The Cable Acts also provide that in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. The Cable Acts limit the payment of franchise fees to 5% of revenues derived from cable operations and permit the cable operator to obtain modification of franchise requirements by the franchise authority or judicial action if warranted by changed circumstances. A federal appellate court held that a cable operator's gross revenue includes all revenue received from subscribers, without deduction, and overturned an FCC order which had held that a cable operator's gross revenue does not include money collected from subscribers that is allocated to pay local franchise fees. We cannot predict the ultimate resolution of these matters. The 1996 Telecom Act generally prohibits franchising authorities from (i) imposing requirements in the cable franchising process that require, prohibit or restrict the provision of telecommunications services by an operator, (ii) imposing franchise fees on revenues derived by the operator from providing telecommunications services over its cable system, or
(iii) restricting an operator's use of any type of subscriber equipment or transmission technology.

The 1984 Cable Act contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. The 1992 Cable Act made several changes to the renewal process that could make it easier for a franchising authority to deny renewal. Moreover, even if the franchise is renewed, the franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. We believe that we have generally met the terms of our franchises and have provided quality levels of service. We anticipate that our future franchise renewal prospects generally will be favorable.

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

Ownership Limitations. Pursuant to the 1992 Cable Act, the FCC adopted rules prescribing national subscriber limits. While a federal district court has declared these limitations to be unconstitutional and delayed its enforcement, the FCC has reconsidered its cable ownership regulations and (i) reaffirmed its 30% nationwide subscriber ownership limit, but maintained its voluntary stay on enforcement of that regulation pending further court action, (ii) reaffirmed its subscriber ownership information reporting requirements, and (iii) modified its attribution rules that identify when the ownership or management by us or third parties of other communications businesses, including cable systems, television broadcast stations and local telephone companies, may be imputed to us for purposes of determining our compliance with the FCC's ownership restrictions.

Also pending on appeal is a challenge to the statutory and FCC regulatory limitations on the number of channels that can be occupied on a cable system by a video programmer in which a cable operator has an attributable ownership interest. We do not expect the outcome of these judicial and regulatory proceedings or the impact of any ownership restrictions to have a material impact on our business and operations.

The 1996 Telecom Act generally prohibits us from owning or operating a SMATV or wireless cable system in any area where we provide franchised cable service. We may, however, acquire and operate SMATV systems in our franchised service areas if the programming and other services provided to SMATV subscribers are offered according to the terms and conditions of our franchise agreement.

The 1996 Telecom Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same market. While the FCC has eliminated its regulations that precluded the cross-ownership of a national broadcasting network and a cable system, it has not yet completed its review of other regulations that prohibit the common ownership of other broadcasting interests and cable systems in the same geographical areas.

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

A federal appellate court overturned various parts of the FCC's open video rules, including the FCC's preemption of local franchising requirements for open video operators. The FCC has modified its open video rules to comply with the federal court's decision, but we are unable to predict the impact these rule modifications may have on our business and operations.

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

 The FCC's current rate formula, which is being reevaluated by the FCC, governs the maximum rate certain utilities may charge for attachments to their poles and conduit by cable operators providing only cable services and, until 2001, by certain companies providing telecommunications services. The FCC also adopted a second rate formula that will be effective in 2001 and will govern the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators. Several parties have requested the FCC to reconsider its new regulations and several parties have challenged the new rules in court. A federal appellate court recently upheld the constitutionality of the new statutory provision that requires utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. We are unable to predict the outcome of the legal challenge to the FCC's new regulations or the ultimate impact any revised FCC rate formula or any new pole attachment rate regulations might have on our business and operations.

Other Statutory Provisions. The 1992 Cable Act, the 1996 Telecom Act and FCC regulations preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors and requires such programmers to sell their programming to other multichannel video distributors. These provisions limit the ability of program suppliers affiliated with cable companies or with common carriers providing satellite-delivered video programming directly to their subscribers to offer exclusive programming arrangements to their affiliates. In December 1997, the FCC initiated a rulemaking to address a number of possible changes to its program access rules. Among the issues on which the FCC has sought comment is whether the FCC has jurisdiction to extend its program access rules to terrestrially delivered programming, and if it does have such jurisdiction, whether it should expand the rules in this fashion. This rulemaking is pending at the FCC.

The 1992 Cable Act requires cable operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming or alternatively to carry such programming only at "safe harbor" time periods currently defined by the FCC as the hours between 10 p. m. to 6 a. m. A three-judge federal district court determined that this provision was unconstitutional. The United States Supreme Court is currently reviewing the lower court's ruling. The Communications Act also includes provisions, among others, concerning horizontal and vertical ownership of cable systems, customer service, subscriber privacy, marketing practices, equal employment opportunity, regulation of technical standards and equipment compatibility.

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

The FCC has ongoing rulemaking proceedings that may change its existing rules or lead to new regulations. We are unable to predict the impact that any further FCC rule changes may have on our business and operations. Other bills and administrative proposals pertaining to cable communications have previously been introduced in Congress or have been considered by other governmental bodies over the past several years. It is probable that Congress and other governmental bodies will make further attempts to regulate cable communications services.

Copyright. Cable communications systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The nature and amount of future payments for broadcast signal carriage cannot be predicted at this time. In a report to Congress, the Copyright Office recommended that Congress make major revisions of both the cable television and satellite compulsory licenses to make them as simple as possible to administer, to provide copyright owners with full compensation for the use of their works, and to treat every multichannel video delivery system the same, except to the extent that technological differences or differences in the regulatory burdens placed upon the delivery system justify different copyright treatment. The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We cannot predict the outcome of this legislative activity.

Our cable communications systems often utilize music in the programs we provide to subscribers including local advertising, local origination programming and pay-per-view events. The right to use this music is controlled by music performance rights societies who negotiate on behalf of their copyright owners for license fees covering each performance. The cable industry and one of these societies have agreed upon a standard licensing agreement covering the performance of music contained in programs originated by cable operators and in pay-per-view events. Negotiations on a similar licensing agreement are in process with another music performance rights organization. Rate courts established by a federal court exist to determine appropriate copyright coverage and payments in the event the parties fail to reach a negotiated settlement. We are unable to predict the outcome of these proceedings or the amount of any license fees we may be required to pay for the use of music. We do not believe that the amount of such fees will be significant to our financial position, results of operations or liquidity.

State and Local Regulation. Because our cable communications systems use local streets and rights-of-way, our systems are subject to state and local regulation. Cable communications systems generally are operated pursuant to non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable service rates, franchise fees, franchise term, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, indemnification of the franchising authority, use and occupancy of public streets and types of cable services provided. The 1992 Cable Act immunizes franchising authorities from monetary damage awards arising from regulation of cable communications systems or decisions made on franchise grants, renewals, transfers and amendments.

Internet Operations. The following is a summary of federal laws, regulations and tariffs, and a description of certain state and local laws pertaining to our Internet operations.

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

In other cases, entities have emerged to address areas of need such as the Internet Society ("ISOC"), a non-profit professional society founded in 1992. ISOC organizes working groups and conferences, and coordinates some of the efforts of other Internet administrative bodies. The Internet Engineering Task Force ("IETF"), an open international body mostly comprised of volunteers, is primarily responsible for developing Internet standards and protocols. The work of the IETF is coordinated by the Internet Engineering Steering Group, and the Internet Architecture Board, which are affiliated with ISOC. The Internet Assigned Numbers Authority handles Internet addressing matters under a contract between the Department of Defense and the Information Sciences Institute at the University of Southern California.

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

Internet access is understood to be an enhanced service under FCC rules; therefore ISPs are treated as end users, rather than carriers, for purposes of the FCC's interstate access charge rules. This distinction was created when the FCC established the access charge system in 1983. Thus, when ISPs purchase lines from LECs, the ISPs buy those lines under the same tariffs that any business customer would use -- typically voice grade measured business lines or 23-channel ISDN primary rate interface (PRI). Although these services generally involve a per-minute usage charge in addition to a monthly fee, the usage charge is assessed only for outbound calls. ISPs, however, exclusively use these lines to receive calls from their customers, and thus effectively pay flat monthly rates. By contrast, IXCs that interconnect with LECs are considered carriers, and thus are required to pay interstate access charges for the services they purchase. Most of the access charges that carriers pay are usage-sensitive in both directions. Thus, IXCs are assessed per-minute charges for both originating and terminating calls. The FCC concluded in the Local Competition Order that the rate levels of access charges appear to significantly exceed the incremental cost of providing these services. The FCC in December 1996 launched a comprehensive proceeding to reform access charges in a manner consistent with economic efficiency and the development of local competition.

The revenue effects of Internet usage today depend to a significant extent on the structure of state tariffs. Internet usage generates less revenue for LECs in states where flat local service rates have been set low, with compensating revenues in the form of per-minute intrastate toll charges. Because ISPs only receive local calls, they do not incur these usage charges. By contrast, in states where flat charges make up a higher percentage of LEC revenues, ISPs will have a less significant revenue effect. ISP usage is also affected by the relative pricing of services such as ISDN Primary Rate Interface (PRI), frame relay, and fractional T-1 connections, which are alternatives to analog business lines. Prices for these services, and the price difference on a per-voice-channel basis between the options available to ISPs, vary widely across different states. In many cases, tariffs for these and other data services are based on assumptions that do not reflect the realities of the Internet access market today. The scope of local calling areas also affects the architecture of Internet access services. In states with larger unmeasured local calling areas, ISPs need fewer POPs in order to serve the same customers through a local call.

We are presently unable to determine what the impact of potential Internet regulatory actions and decisions will be on our liquidity, results of operations and cash flows.

Financial information about our foreign and domestic operations and export sales Although we have several agreements to help originate and terminate international toll traffic, we do not have foreign operations or export sales. We conduct our operations throughout the western contiguous United States, Alaska and Hawaii and believe that any subdivision of our operations into distinct geographic areas would not be meaningful. Revenues associated with international toll traffic were $4.2 million, $7.0 million and $7.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Seasonality
Our long-distance revenues have historically been highest in the summer months as a result of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Our cable television revenues, on the other hand, are higher in the winter months because consumers tend to watch more television, and spend more time at home, during these months. Our local service and Internet operations are not expected to exhibit significant seasonality, with the exception of SchoolAccess(TM) Internet services that are reduced during the summer months. Our ability to implement construction projects is also reduced during the winter months because of cold temperatures, snow and short daylight hours.

Customer-sponsored research
We have not expended material amounts during the last three fiscal years on customer-sponsored research activities.

Backlog of Orders and Inventory
As of December 31, 1999 and 1998, our long-distance services segment had a backlog of equipment sales orders of approximately $101,000 and $202,000, respectively. The decrease in backlog as of December 31, 1999 can be attributed primarily to reduced equipment sales activity at the end of the fourth quarter in 1999 as compared to 1998. Many of our customers delayed equipment orders so that their systems would be stable at the turn of the century, resulting in reduced sales activity and order backlog. We expect that all of the orders in backlog at the end of 1999 will be delivered during 2000.

Geographic Concentration and Alaska Economy
We offer voice and data telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, growth of our business and our operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. Oil revenues are now the third largest source of state revenues, following investment income and federal funds. Alaska's investment earnings will supply 33% of the state's projected revenues in fiscal 2001, with federal funding comprising 27% of the total and oil revenues 24% of the total. Much of the investment income and all of the federal funding is restricted or dedicated for specific purposes, however, leaving oil revenues as the primary funding source (75%) of general operating expenditures.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has begun to decline in recent years and is presently down 40% from the fiscal 1988 level, and down 25% from the fiscal 1997 level. The two largest producers of oil in Alaska (the primary users of the TransAlaska Oil Pipeline System) continue to explore, develop and produce new oil fields and to enhance recovery from existing fields to offset the decline in production from the Prudhoe Bay field. Both companies have invested large sums of money in developing and implementing oil recovery techniques at the Prudhoe Bay field and other nearby fields. The state now forecasts a temporary reversal of the production rate decline and a slight increase in the production rate during the period from fiscal 2003 to 2005. This forecasted increase is attributed to new developments at the Alpine, Liberty and Northstar fields, as well as new production from Prudhoe Bay and other fields.

Market prices for North Slope oil declined to below $10 per barrel in 1998, and averaged $12.70 in fiscal 1999, well below the average price used by the state to budget its oil related revenues. The prices have since increased to over $30 per barrel in March 2000, with a year-to-date fiscal 2000 average price per barrel of $22.78. Over the past decade, the rolling 60-month average price for North Slope crude oil has been between $16.39 and $17.74 per barrel 95 percent of the time.

The state's forecast for fiscal 2001 shows the price for North Slope crude averaging $18.28 and then declining to the low-$18 and high-$17 range for the next five years. Recent higher prices are largely due to the Organization of Petroleum Exporting Countries ("OPEC") March 1999 agreement to cut production to force prices higher. The OPEC agreement called for production cuts from January 1999 levels of a little more than 2 million barrels per day. Although OPEC trimmed output by about 1.75 million barrels, or nearly 85 percent of targeted reductions, October 1999 OPEC production has increased by 400,000 barrels per day. This reduces current compliance to 65 percent of targeted cuts. History suggests that market forces lead to lower prices when oil sells for more than $20 per barrel. What is uncertain is when and how fast the correction will occur. The response of non-OPEC production to higher prices is uncertain. The production policy of OPEC and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

The state of Alaska maintains the Constitutional Budget Reserve Fund that is intended to fund budgetary shortfalls. Based on the state's oil price and production forecasts, and considering the state's other revenues, the Alaska Department of Revenue expects the state will need to draw less than $500 million from the Constitutional Budget Reserve Fund in Fiscal 2000 and about $700 million in Fiscal 2001 to balance the state's budget, down substantially from the $1 billion fiscal 2000 draw expected in their spring 1999 forecast. If the state's current projections are realized, the Constitutional Budget Reserve Fund will be depleted in 2004. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance its budget. The Governor of the State of Alaska and the Alaska Legislature are pursuing cost cutting and revenue enhancing measures.

Oil companies and service providers announced cost cutting measures to offset a portion of the declining oil revenues in 1999, resulting in a reduction of oil industry jobs of over 1,400. Projects that are underway are reportedly not affected by the cutbacks, however BP Amoco p.l.c. ("BP" or "BP Amoco") did notify state officials that it would delay its exploration of the Genesee test site east of Prudhoe.

Although oil prices have a substantial effect on Alaska's economy, analysts believe that tourism, air cargo, and service sectors are strong enough to offset a portion of the expected downturn. These industries have helped offset the prevailing pattern of oil industry downsizing that has occurred during much of the last several years. Three other factors that support Alaska's economy are the healthy national economy, lower interest rates, and low inflation. We expect construction to remain strong over the next few years. $1.77 billion of federal money is expected to be distributed to the state of Alaska for highways and other federally supported projects in fiscal 2000.

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

On February 2, 2000 the FTC voted to fight in federal court to block BP Amoco's purchase of ARCO citing their concern over:
    - the reduction in competition in the sale of Alaska oil to West Coast independent refineries;
    - the reduction in competition in Alaska lease sales, thus reducing state and federal government revenue from such sales; and
    - possible manipulation of futures market prices by the resulting company.

On March 15, 2000 BP Amoco and ARCO announced that they have agreed to sell ARCO's Alaskan businesses to Phillips Petroleum Co. ("Phillips") for $7 billion. The sale, which is subject to completion of the ARCO combination, is intended to address FTC anti-trust concerns. BP Amoco reported March 16, 2000 that the company was at an advanced stage in discussions with the FTC on its proposed combination with ARCO and was hopeful of a successful outcome "within a matter of weeks."

BP Amoco and ARCO have reportedly agreed jointly with the FTC, the US West Coast states and Alaska to suspend litigation - originally scheduled to begin in California on March 20 - pending the outcome of those negotiations.

The sale to Phillips of all ARCO's Alaskan businesses includes a 21.9 per cent interest in the Prudhoe Bay oil field and 42.6 per cent of the gas cap, as well as a range of interests in related fields, a 55 per cent interest in the greater Kuparuk area and a 78 per cent stake in the Alpine field. The package also includes 1.1 million net exploration acres, a 22.3 per cent interest in the Trans-Alaska pipeline, and ARCO's crude oil shipping fleet that includes six tankers in service and three under construction. The booked reserves being sold total 1.9 billion barrels of oil equivalent. The $7 billion price for the Alaskan businesses reportedly is made up of approximately $6.5 billion cash for the field, pipeline and shipping operations and assets, plus a supplemental payment of $500 million based on a formula tied to the price of crude oil. There will also be a payment of some $150 million for crude oil inventories. The transaction, which is expected to close early in the second quarter and will be effective retroactive to January 1, 2000, is subject to approval of the Federal Trade Commission (FTC). The parties are reportedly working with the FTC and the states of Alaska, California, Oregon and Washington to obtain such approval.

Phillips' current Alaskan operations include a 70 percent interest in the Kenai LNG plant that has exported LNG to Japan for 30 years; a 100 percent interest in the North Cook Inlet field; a less than 2 percent interest in the Prudhoe Bay Unit; a 10 percent interest in the Point Thomson field; interests in several of the Prudhoe Bay satellites; a small interest in TAPS; and exploration acreage in NPRA and elsewhere.

Exxon Mobil Corp. ("Exxon") filed a lawsuit March 24, 2000 to stop Phillip's acquisition of ARCO's Alaska assets. Exxon contends that it has the right of first refusal to purchase certain of ARCO's Alaska assets. This lawsuit could delay or block the pending sale of ARCO Alaska, Inc. to Phillips. The FCC is expected to wait for the outcome of the Exxon lawsuit before rendering its decision.

We are not able to predict the effect on the State of Alaska's economy or on us should these acquisitions and sales transactions not be consummated, or should the expected efficiencies and cost savings not be realized.

Should new discoveries or developments not materialize or the price of oil return to its prior depressed levels, the long term trend of continued decline in oil production from the Prudhoe Bay field area is inevitable with a corresponding adverse impact on the economy of the state, in general, and on demand for telecommunications and cable television services, and, therefore, on us, in particular.

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market. The customer base in Alaska is limited, however, with a small population of approximately 620,000 people. 42% of are located in the Anchorage area, 14% are located in the Fairbanks area, 5% are located in the Juneau area, and the rest are spread out over the vast reaches of Alaska. No assurance can be given that the driving forces in the Alaska economy, and in particular, oil production, will continue at levels to provide an environment for expanded economic activity.

Employees
We employed 949 persons as of March 03, 2000, and are not parties to union contracts with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

Other
No material portion of our businesses is subject to renegotiation of profits or termination of contracts at the election of the federal government.


Item 2.  PROPERTIES

General.

Our properties do not lend themselves to description by character or location of principal units. Our investment in property, plant and equipment in our consolidated operations consisted of the following at December 31:

                                                            1999     1998
                                                          -------- --------
     Telephone distribution systems                         64.5%    35.9%
     Cable television distribution services                 23.1%    22.3%
     Support equipment                                      10.2%    10.5%
     Property and equipment under capital leases             0.7%     0.7%
     Construction in progress                                0.7%    29.8%
     Transportation equipment                                0.5%     0.5%
     Land and buildings                                      0.3%     0.3%
                                                          -------- --------
          Total                                            100.0%   100.0%
                                                          ======== ========

These properties are divided among our operating segments at December 31, 1999 as follows: long-distance services, 56.7%; cable services, 24.6%; local access services, 7.5%; Internet services, 4.0%; and other, 7.2%.

These properties consist primarily of switching equipment, satellite earth stations, fiber-optic networks, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, routers, servers, transportation equipment, computer equipment and general office equipment. Substantially all of our properties secure our Senior Holdings Loan and Fiber Facility. You should see note 5 to the Notes to Consolidated Financial Statements included in Part II of this Report for further discussion.

Our construction in progress totaled $2.9 million at December 31, 1999, consisting of telecommunications, cable and Internet projects that were not complete at December 31, 1999. Construction in progress totaled $119.6 million at December 31, 1998, of which $114.9 related to Alaska United fiber-optic facilities connecting Anchorage, Juneau, Fairbanks, Valdez and Whittier, Alaska to Seattle Washington, and $4.7 related to telecommunications and Internet projects that were not complete at December 31, 1998.

Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against "all risks" of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies. We currently self-insure all of our cable and fiber optic outside plant against casualty losses.

Long-Distance Services. We operate a state-of-the-art, competitive telecommunications network employing the latest digital transmission technology based upon fiber optic and digital microwave facilities within and between Anchorage, Fairbanks and Juneau. Our network includes digital fiber optic cables linking Alaska to the contiguous 48 states and providing access to other carriers' networks for communications around the world. We use satellite transmission to remote areas of Alaska and for certain interstate traffic.

Our long-distance services segment owns properties and facilities including satellite earth stations, and distribution, transportation and office equipment. Additionally, in December 1992 we acquired access to capacity on an undersea fiber optic cable from Seward, Alaska to Pacific City, Oregon. We completed construction of an additional fiber optic cable facility linking Alaska to Seattle, Washington in February 1999, which is owned subject to an outstanding mortgage.

We entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders on the PanAmSat Galaxy XR satellite to meet our long-term satellite capacity requirements. We intend to operate the satellite pursuant to a long-term capital lease arrangement with a leasing company. The purchase and lease-purchase option agreement provides for the interim lease of transponder capacity on the PanAmSat Galaxy IX satellite through the delivery of the purchased transponders.

We lease our long-distance services industry segment's executive, corporate and administrative facilities in Anchorage, Fairbanks and Juneau, Alaska. Our operating, executive, corporate and administrative properties are in good condition. We consider our properties suitable and adequate for our present needs and they are being fully utilized.

Cable Services. The Cable Systems serve 26 communities and areas in Alaska including Anchorage, Fairbanks and Juneau, the state's three largest urban areas. As of December 31, 1999 the Cable Systems consisted of approximately 1,825 miles of installed cable plant having between 300 to 550 MHz of channel capacity. Principal physical assets used in our Cable Systems include central receiving apparatus, distribution cables, converters, customer service centers and local business offices.

We lease our Cable Systems customer service and operating facilities in substantially all locations. We own the receiving and distribution equipment of each system. In order to keep pace with technological advances, we are maintaining, periodically upgrading and rebuilding the physical components of our cable communications systems. Such properties are in good condition. We consider our properties suitable and adequate for our present and anticipated future needs.

Local Access Services. We operate a state-of-the-art, competitive local access telecommunications network employing the latest digital transmission technology based upon fiber optic facilities within Anchorage. Our outside plant consists of connecting lines (aerial, underground and buried cable) not on customers' premises, the majority of which is on or under public roads, highways or streets, while the remainder is on or under private property. Central office equipment primarily consists of digital electronic switching equipment and circuit equipment. Operating equipment consists of motor vehicles and other equipment.

Substantially all of our local access services' central office equipment, administrative and business offices, and customer service centers are in leased facilities. Such properties are in good condition. We consider our properties suitable and adequate for our present and anticipated future needs.

Internet Services. We operate a state-of-the-art, competitive Internet network employing the latest available technology. We provide access to the Internet using a platform that includes many of the latest advancements in technology. The physical platform is concentrated in Anchorage and is extended into many remote areas of the state. Our Internet platform includes a trunk connecting the Anchorage POP to an Internet access point in Seattle through multiple, diversely routed upstream Internet networks, routers on each end of the frame relay trunk to control the flow of data over the trunk, and various other routers, servers and support equipment.

We lease our Internet services industry segment's operating facilities, located primarily in Anchorage. Such properties are in good condition. We consider our properties suitable and adequate for our present and anticipated future needs.


Capital Expenditures. Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus the incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software.


The total investment in property, plant and equipment has increased from $44.2 million at January 1, 1995 to $61.0 million at December 31, 1999, including construction in progress and not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required in the future to meet the growing demand for communications, Internet and entertainment services and to continually modernize and improve such services to meet competitive demands.

Our capital expenditures for 1995 through 1999 were as follows (in millions):

       1995     $   8.9
       1996     $  38.6
       1997     $  64.6
       1998     $ 149.0
       1999     $  36.6

We project capital expenditures of approximately $80 to $85 million for 2000, consisting of $48 million for satellite transponders, $15 to $17 million for long-distance services, $7 to $8 million for cable services, $5 to $6 million for local access services, $4 to $5 million for Internet services, and $1 million for wireless services. A majority of the expenditures will expand, enhance and modernize our current networks, facilities and operating systems, and will develop wireless and other businesses.

During 1999, we funded our normal business capital requirements substantially through internal sources and, to the extent necessary, from external financing sources. We expect expenditures for 2000 to be financed in the same manner, except for the new satellite transponders that will be acquired subject to long-term lease/purchase financing.

Item 3.  LEGAL PROCEEDINGS

Except as set forth in this item, neither The Company, its property nor any of its subsidiaries or their property is a party to or subject to any material pending legal proceedings. We are parties to various claims and pending litigation as part of the normal course of business. We are also involved in several administrative proceedings and filings with the FCC, Department of Labor and state regulatory authorities. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business which management believes, even if resolved unfavorably to us, would not have a materially adverse affect on our business or financial position, results of operations or liquidity.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1999 to a vote of security holders, through the solicitation of proxies or otherwise

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


Market Information for Common Stock. Shares of GCI's Class A common stock are traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol GNCMA. Shares of GCI's Class B common stock are traded on the Over-the-Counter market. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The following table sets forth the high and low sales price for the above-mentioned common stock for the periods indicated. Market price data were obtained from the Nasdaq Stock Market quotation system. The prices, rounded up to the nearest eighth, represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not necessarily represent actual transactions.

                                                         Class A                         Class B
                                              ---------------------------------------------------------------
                                                    High            Low            High           Low
                                                    ----            ---            ----           ---
        1998:
             First Quarter                          8 3/8           6 1/8          8 3/8          6 1/8
             Second Quarter                         8               5 1/2          8              5 1/2
             Third Quarter                          6 1/8           2 5/8          6 1/8          2 5/8
             Fourth Quarter                         5               2 1/2          5              2 1/2
        1999:
             First Quarter                          5 1/4           4              5 1/4          4
             Second Quarter                         8               4              8              4
             Third Quarter                          7               4 3/4          7              4 3/4
             Fourth Quarter                         6 1/4           3 3/4          6 1/4          3 3/4

Holders. As of December 31, 1999 there were 1,868 holders of record of GCI's Class A common stock and 562 holders of record of GCI's Class B common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

Dividends. GCI and GCI, Inc. have never paid cash dividends on their common stock and have no present intention of doing so. Payment of cash dividends in the future, if any, will be determined by GCI's Board of Directors in light of our earnings, financial condition and other relevant considerations. Our existing bank loan agreements contain provisions that prohibit payment of dividends, other than stock dividends (you should see note 5 to the Consolidated Financial Statements included in Part II of this Report for more information).


Stock Transfer Agent And Registrar. ChaseMellon Shareholder Services, L.L.C. is our stock transfer agent and registrar.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected historical information relating to financial condition and results of operations over the past five years.
                                                                            Years ended December 31,
                                                             -------------------------------------------------------
                                                                 1999       1998       1997       1996       1995
                                                                 ----       ----       ----       ----       ----
                                                                 (Amounts in thousands except per share amounts)
     Revenues (1)                                           $   279,179    246,795    223,809    164,894    129,279
     Net earnings (loss) before income taxes,
       extraordinary item and cumulative effect of
       a change in accounting principle (2)                 $   (14,866)   (10,920)    (2,235)    12,690     12,601
     Loss on early extinguishment of debt, net of
       income tax benefit of $180                           $         0          0        521          0          0
     Cumulative effect of a change in accounting
     principal, net of income tax benefit of $245           $       344          0          0          0          0
     Net earnings (loss)                                    $    (9,527)    (6,797)    (2,183)     7,462      7,502
     Basic net earnings (loss) per common share             $     (0.21)     (0.14)     (0.05)      0.28       0.32
     Diluted net earnings (loss) per common share           $     (0.21)     (0.14)     (0.05)      0.27       0.31
     Total assets (3)                                       $   643,151    649,445    545,302    447,335     84,765
     Long-term debt, including current portion (3)          $   339,400    351,657    250,084    223,242      9,980
     Obligations under capital leases, including
       current portion                                      $     1,674      2,186      1,188        746      1,047
     Total stockholders' equity (3, 4)                      $   192,548    200,007    204,439    149,554     43,016
     Dividends declared per Common share (5)                $      0.00       0.00       0.00       0.00       0.00

     --------------------
     1 The 1997 revenue increase is primarily attributed to reporting 12 months of cable television service revenues as compared to two months reported in 1996.
     2 Our net losses in 1999, 1998 and 1997 are primarily attributed to additional depreciation, amortization and interest expense resulting from the cable company acquisitions in October 1996 and startup losses from our entry into local access services and Internet services markets.
     3 Increases in our total assets, long-term debt and stockholders' equity in 1996 as compared to 1995 result in part from the cable company acquisitions and MCI (now MCI WorldCom) stock issuance described in note 8 to the Notes to Consolidated Financial Statements included in
         Part II of this Report. Increases in assets and long-term debt in 1998 as compared to 1997 result primarily from our construction of a fiber-optic system connecting points in Alaska with Seattle Washington as further described in note 9 to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report.
     4 The 1997 increase in stockholders' equity is primarily attributed to our equity offering in August 1997, described in note 7 to the accompanying Notes to Consolidated Financial Statements included in
         Part II of this Report.
     5 We have never paid a cash dividend on our common stock and do not anticipate paying dividends in the foreseeable future. We intend to retain our earnings, if any, for the development of our business. Payment of cash dividends in the future, if any, will be determined by the board of directors in light of our earnings, financial condition, credit agreements and other relevant considerations. Our existing bank loan agreements contain provisions that prohibit payment of dividends, other than stock dividends, as further described in note 5 to the Notes to Consolidated Financial Statements included in Part II of this Report.

Item 7. Management's discussion and analysis of financial condition and results of operations

In the following discussion, General Communication, Inc. and its direct and indirect subsidiaries are referred to as "we," "us" and "our."

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto. See - Cautionary Statement Regarding Forward-Looking Statements.

                                    OVERVIEW

We have experienced significant growth in recent years through strategic acquisitions, deploying new business lines, and expansion of our existing businesses. We have historically met our cash needs for operations through our cash flows from operating activities. Cash requirements for acquisitions and capital expenditures have been provided largely through our financing activities.

Long-distance services. Our provision of interstate and intrastate long-distance services to residential, commercial and governmental customers and to other common carriers (principally MCI WorldCom, Inc. ("MCI WorldCom") and Sprint Corporation ("Sprint")), and provision of private line and leased dedicated capacity services accounted for 97.0% of our total long-distance services revenues during 1999. Factors that have the greatest impact on year-to-year changes in long-distance services revenues include the rate per minute charged to customers and usage volumes, usually expressed as minutes of use.

Revenues from private line and other data services sales increased 13.4% to $22.0 million during 1999 as compared to 1998 due primarily to increased system capacity and increasing demand for data services by Internet service providers ("ISP"), commercial and governmental customers, and others. Demand for data services to and from the lower 48 states previously exceeded the available supply capacity, however such demand is beginning to be filled with uncompressed fiber optic capacity on the Alaska United fiber optic cable system.

Our long-distance cost of sales and services has consisted principally of direct costs of providing services, including local access charges paid to LECs for originating and terminating long-distance calls in Alaska, and fees paid to other long-distance carriers to carry calls terminating in areas not served by our network (principally the lower 49 states, most of which calls are carried over MCI WorldCom's network, and international locations, which calls are carried principally over Sprint's network). During 1999, local access charges accounted for 52.7% of long-distance cost of sales and services, fees paid to other long-distance carriers represented 30.9%, satellite transponder lease and undersea fiber maintenance costs represented 12.8%, and other costs represented 3.6% of long-distance cost of sales and services.

Our long-distance selling, general, and administrative expenses have consisted of operating and engineering, customer service, sales and communications, management information systems, general and administrative, and legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities, insurance and property taxes). A significant portion of long-distance selling, general, and administrative expenses, 28.5% during 1999, represents the cost of our advertising, promotion and market analysis programs.

Long-distance services face significant competition from AT&T Alascom, Inc., long-distance resellers, and from local telephone companies that have entered the long-distance market. The number of active long-distance residential, commercial and small business customers increased 10.7% at December 31, 1999 as compared to December 31, 1998. We believe our approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow us to be competitive in providing those services.

Revenues derived from other common carriers increased 0.2% in 1999 as compared to 1998. The low rate of growth is due primarily to reduced rates charged to such carriers and a change in the mix of wholesale minutes carried for such customers. We secured contract amendments during the second quarter of 1999 with MCI WorldCom and Sprint. The amendments provided, among other things, for a three-year contract term extension for Sprint. The MCI WorldCom contract expires in 2001. Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to MCI WorldCom and Sprint by their customers. Pricing pressures, new program offerings and market consolidation continue to evolve in the markets served by MCI WorldCom and Sprint. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures. We are unable to predict the effect on us of such changes, however given the materiality of other common carrier revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity. In October 1999 MCI WorldCom and Sprint announced their intention to merge, subject to certain approvals. Both companies anticipate the merger will close in the second half of 2000. We are unable to predict the outcome or the merger's impact on our operations, liquidity or financial condition.

Cable services. During 1999, cable television revenues represented 21.9% of consolidated revenues. The cable systems serve 26 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

We generate cable services revenues from three primary sources: (1) programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; and (3) advertising sales. During 1999 programming services generated 85.5% of total cable services revenues, equipment rental and installation fees accounted for 8.8% of such revenues, advertising sales accounted for 4.6% of such revenues, and other services accounted for the remaining 1.1% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services, and the average number of subscribers during a given reporting period.

The cable systems' cost of sales and selling, general and administrative expenses has consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising and rental expense. During 1999 programming and copyright expenses represented 32.6% of total cable cost of sales and selling, general and administrative expenses, and general and administrative costs represented 47.3% of such total. Marketing and advertising costs represented approximately 7.9% of such total expenses.

Cable services face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment. We believe our cable television services will continue to be competitive based on providing, at reasonable prices, a greater variety of programming and other communication services than are available off-air or through other alternative delivery sources and upon superior technical performance and customer service.

Local access services. We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. Effective March 1999 we transitioned to the "bill and keep" cost settlement method for termination of traffic on our facilities and on other's facilities. Local exchange services revenues totaled $15.5 million representing 5.6% of consolidated revenues in 1999. The primary factors that contribute to year-to-year changes in local access services revenues are the average number of business and residential subscribers to our services during a given reporting period and the average monthly rates charged for non-traffic sensitive services.

Operating and engineering expenses represented approximately 5.9% of total local access services cost of sales and selling, general and administrative expenses during 1999. Marketing and advertising costs represented approximately 5.3% of such total expenses, customer service and general and administrative costs represented approximately 48.7% of such total expenses, and local access cost of sales represented approximately 40.1% of such total expenses.

Our local access services face significant competition in Anchorage from ACS and AT&T Alascom, Inc. We believe our approach to developing, pricing, and providing local access services will allow us to be competitive in providing those services.

Internet services. We began offering Internet services in several markets in Alaska during 1998. We generate Internet services revenues from three primary sources: (1) access product services, including commercial dedicated access ("DIAS"), ISP DIAS, and retail dial-up service revenues; (2) SchoolAccess(TM) DIAS and server revenues; and (3) network management services. Internet services revenues totaled $9.1 million representing 3.3% of total revenues in 1999. The primary factors that contribute to year-to-year changes in Internet services revenues are the average number of subscribers to our services during a given reporting period, the average monthly subscription rates, and the number of additional premium features selected.

Operating and general and administrative expenses represented approximately 56.7% of total Internet services cost of sales and selling, general and administrative expenses during 1999. Internet cost of sales represented approximately 37.4% of such total expenses and marketing and advertising represented approximately 5.9% of such total expenses.

Significant new marketing campaigns have been introduced in 1999 featuring bundled residential and commercial Internet products. Additional bandwidth was made available to our Internet segment resulting from completion of the Alaska United undersea fiber optic cable project. The new Internet offerings are coupled with our long-distance and local access services offerings and provide free basic Internet services or discounted premium Internet services if certain long-distance or local access services plans are selected. Value-added premium Internet features are available for additional charges.

We compete with a number of Internet service providers in our markets. We believe our approach to developing, pricing, and providing Internet services will allow us to be competitive in providing those services.

Other services, other expenses and net loss. Telecommunications services revenues reported in the Other segment as described in note 10 to the accompanying consolidated financial statements include sales of fiber optic system capacity (see below), corporate network management contracts, telecommunications equipment sales and service, other miscellaneous revenues (including revenues from cellular resale services, from prepaid and debit calling cards sales, and installation and leasing of customer's VSAT equipment).

During the second quarter of 1999 we completed a $19.5 million sale of long-haul capacity in the Alaska United undersea fiber optic cable system ("fiber capacity sale") to ACS in a cash transaction. The sale includes both capacity within Alaska, and between Alaska and the lower 49 states. We announced in July 1999 that an agreement pertaining to a second $19.5 million sale of fiber capacity to ACS had been executed. The agreement requires ACS to acquire additional capacity during the 18-month period following the effective date of the contract.

In addition to the fiber capacity sale of $19.5 million, Other services segment revenues during 1999 include network solutions and outsourcing revenues totaling $5.7 million, telecommunications equipment sales totaling $5.5 million and cellular resale and other revenues totaling $2.9 million.

We began developing plans for deploying PCS services in 1995 and subsequently conducted a technical trial of our candidate technology. We have invested approximately $2.2 million in our PCS license at December 31, 1999. PCS licensees are required to offer service to at least one-third of their market population within five years or risk losing their licenses. Service must be extended to two-thirds of the population within 10 years. We are in the design/build phase of our wireless implementation plan that will allow retention of the PCS license pursuant to its terms.

Depreciation, amortization and interest expense on a consolidated basis increased $21.5 million in 1999 as compared to 1998 resulting primarily from additional depreciation on 1998 and 1999 capital expenditures, additional average outstanding long-term debt and a reduction in the amount of capitalized construction period interest following placement of the Alaska United undersea fiber optic cable system into service in early February 1999.

                              RESULTS OF OPERATIONS

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):
                                                        Year Ended December 31,            Percentage Change
                                                        -----------------------            -----------------
                                                                                           1999         1998
                                                                                            vs.          vs.
                                                     1999         1998         1997        1998         1997
                                                     ----         ----         ----        ----         ----
Statement of Operations Data:
  Revenues:
    Long-distance services                          57.2%        64.0%        69.4%        1.2%         1.7%
    Cable services                                  21.9%        23.3%        24.6%        6.1%         4.5%
    Local access services                            5.6%         4.0%         0.3%       56.9%     1,524.3%
    Internet services                                3.3%         1.9%         0.1%       98.6%     2,422.5%
    Other services                                  12.0%         6.8%         5.6%      100.6%        33.3%
                                               ------------------------------------------------------------------
      Total revenues                               100.0%       100.0%       100.0%       13.1%        10.3%
  Cost of sales and services                        43.9%        47.0%        49.6%        5.5%         4.5%
  Selling, general and administrative expenses      35.2%        36.4%        32.9%        9.4%        22.1%
  Depreciation and amortization                     15.3%        13.0%        10.6%       33.2%        34.8%
                                               ------------------------------------------------------------------
      Operating income                               5.6%         3.6%         6.9%       78.1%       (42.5%)
      Net loss before income taxes,
        extraordinary item and cumulative
        change in an accounting principle           (5.3%)       (4.4%)       (1.0%)      36.1%       388.6%
      Net loss before extraordinary item and
        cumulative change in an accounting
        principle                                   (3.3%)       (2.8%)       (0.7%)      35.1%       309.0%
      Net loss                                      (3.4%)       (2.8%)       (1.0%)      40.2%       211.4%
Other Operating Data:
  Cable services operating income (1)               14.7%        12.4%        18.9%       26.2%       (31.7%)
  Local access services operating loss (2)         (47.8%)     (112.2%)     (581.8%)     (33.2%)      213.3%
  Internet services operating (loss)
    income (3)                                      (4.7%)        0.1%       (45.1%)  (8,700.0%)     (106.1%)

-----------------------------------------------
  1 Computed as a percentage of total cable services revenues.
  2 Computed as a percentage of total local access services revenues. 3 Computed as a percentage of total Internet services revenues.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

Revenues. Total revenues increased 13.1% from $246.8 million in 1998 to $279.2 million in 1999. Long-distance revenues from commercial, residential, governmental, and other common carrier customers increased 1.1% from $157.9 million in 1998 to $159.7 million in 1999. The increase in long-distance revenues was due to the following:
  - An increase of 10.7% in the number of active residential, small business and commercial customers billed from 82,000 at December 31, 1998 to 90,800 at December 31, 1999,
  - An increase of 14.4% in total minutes of use to 905.0 million minutes,
  - An increase of 13.4% in private line and private network transmission services revenues from $19.4 million in 1998 to $22.0 million in 1999 due to an increased number of customers and
  - New revenues in 1999 totaling $4.8 million from the lease of three DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the lower 49 states and maintenance charges related to the portion of fiber capacity purchased by ACS.

The increase in long-distance revenue was offset by an 18.8% reduction in our average rate per minute on long-distance traffic from $0.168 per minute in 1998 to $0.136 per minute in 1999. The decrease in rates resulted from our promotion of and customers' enrollment in calling plans offering discounted rates and length of service rebates, such plans being prompted in part by our primary long-distance competitor, AT&T Alascom, reducing its rates, and the entry of LECs into long-distance markets served by us. Changes in wholesale product mix and reduced rates on other common carrier traffic (principally MCI WorldCom and Sprint) offset other common carrier minutes growth of 24.9% resulting in a 0.3% increase in revenues, from $61.3 million in 1998 to $61.5 million in 1999. Common carrier minute growth is attributable, in part, to a new category of wholesale minutes carried on the Company's network.

Cable revenues increased 6.1% from $57.6 million in 1998 to $61.1 million in 1999. Programming services revenues increased 5.8% to $52.3 million in 1999 resulting from an increase of approximately 4,800 basic subscribers served by us, an increase of $1.31 in average gross revenue per average basic subscriber per month and increased pay-per-view and premium service revenues. New facility construction efforts in the summer of 1999 resulted in approximately 2,800 additional homes passed which contributed to additional subscribers and revenues in 1999. Other factors include the launch of digital cable services in late 1998 with an associated marketing and sales effort starting in July 1999 and the introduction of a customer offering requiring a year commitment in exchange for a discounted price that reduced customer churn. Equipment rental and installation revenues increased 18.9% to $5.4 million in 1999 due to an increase in subscribers to our digital service and associated converters that are billed at premium rates.

Local access services revenues increased 56.6% from $9.9 million in 1998 to $15.5 million in 1999. Approximately 45,000 lines were in service and 750 additional lines were awaiting connection at December 31, 1999.

Internet services revenues (including SchoolAccess(TM) services) increased 98.6% from $4.6 million in 1998 to $9.1 million in 1999. We had approximately 48,000 and 5,700 active residential, commercial and small business retail and wholesale dial-up and cable modem subscribers to our Internet service at December 31, 1999 and 1998, respectively.

Other services revenues increased 100.6% from $15.8 million in 1998 to $33.6 million in 1999. The 1999 increase was largely due to the fiber capacity sale as previously described.

Cost of sales and services. Cost of sales and services totaled $116.1 million in 1998 and $122.5 million in 1999. As a percentage of total revenues, cost of sales and services decreased from 47.0% in 1998 to 43.9% in 1999. The decrease in cost of sales and services as a percentage of revenues is primarily attributed to the impact of the fiber capacity sale and changes in our product mix due to continuing development of new product lines and growth of existing product lines (local access services, data services and Internet). The overall margin improvement was partially offset by increased cable services cost of sales as a percentage of cable services revenues. Cable cost of sales increased more than cable revenues increased in 1999.

Long-distance cost of sales and services increased from $79.3 million in 1998 to $81.0 million in 1999. Long-distance cost of sales as a percentage of long-distance revenues increased from 50.2% in 1998 to 50.7% in 1999 primarily due to a decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by us, and a non-recurring refund received in the second quarter of 1998 totaling approximately $1.1 million from a local exchange carrier in respect of its earnings that exceeded regulatory requirements. Offsetting the 1999 increase as compared to 1998 are reductions in access costs due to our distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic. We expect increased cost savings as traffic carried on our own facilities continues to grow. Additional capacity between Alaska and the lower 48 states now available on the Alaska United fiber optic cable system has allowed us to carry significant additional amounts of data services traffic on our own facilities rather than paying other carriers for leased capacity.

Cable cost of sales and services as a percentage of revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased from 23.3% in 1998 to 25.3% in 1999. Cable services rate increases did not keep pace with increases in programming and copyright costs in 1999. Programming costs increased on most of our cable services offerings, and we incurred additional costs on new programming introduced in 1998 and 1999.

Local access services cost of sales and services totaled 50.8% and 61.7% as a percentage of 1999 and 1998 local access services revenues, respectively. Internet services cost of sales and services totaled 34.6% and 74.1% as a percentage of the 1999 and 1998 Internet services revenues, respectively. Our local access operations commenced in 1997 and Internet services operations commenced in 1998. Fluctuations in cost of sales and services as a percentage of revenues are expected to continue to occur as these product lines develop and mature.

The decrease in 1998 and 1999 other services cost of sales and services as a percentage of other services revenue from 82.5% to 44.5%, respectively, is primarily due to the fiber capacity sale as previously described.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 9.4% from $89.8 million in 1998 to $98.3 million in 1999. The 1999 increase resulted from:
  - Increased costs associated with operations and maintenance of the Alaska United fiber optic cable system that was placed into service in early February 1999. 1999 costs totaled $3.6 million as compared to $1.1 million in 1998.
  - Internet services operating, engineering, sales, customer service and administrative cost increases, from $715,000 in 1998 as compared to $5.3 million in 1999. We gradually introduced our Internet services through the third quarter of 1998 and began aggressive advertising efforts in the fourth quarter of 1998. Increased costs were necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate expected growth in our Internet services customer base.
  - Increased allowance for doubtful accounts receivable.
  - Accrual of a Company-wide success sharing bonus totaling $1.6 million in 1999. Success sharing is a bonus paid to all employees when our earnings before interest, depreciation, amortization and taxes reach new highs.
  - A reduction in long-distance services capitalized labor due to completion of the fiber optic cable system construction effort.

Partially offsetting these increases were a $1.1 million reduction in cable general and administrative costs and a $1.0 million reduction in long-distance marketing and sales costs in 1999 as compared to 1998.

Selling, general and administrative expenses, as a percentage of total revenues, decreased from 36.4% in 1998 to 35.2% in 1999 primarily as a result of significant revenues derived from the fiber capacity sale without a proportionate increase in selling, general and administrative expenses.

Depreciation and amortization. Depreciation and amortization expense increased 33.2% from $32.0 million in 1998 to $42.7 million in 1999. The increase is attributable to our $58.4 million investment in equipment and facilities placed into service during 1998 for which a full year of depreciation was recorded during 1999, the Alaska United undersea fiber optic cable system placed into service in the first quarter of 1999 for which 11 months of depreciation was recorded during 1999, and the $36.6 million investment in equipment and facilities during 1999 for which a partial year of depreciation was recorded in 1999.

Interest expense, net. Interest expense, net of interest income, increased 54.6% from $19.8 million in 1998 to $30.6 million in 1999. This increase resulted primarily from increases in our average outstanding indebtedness resulting primarily from construction of new long-distance and Internet facilities, expansion and upgrades of cable television facilities, investment in local access services equipment and facilities, and slightly higher interest rates on outstanding indebtedness. During 1998 interest expense was offset in part by capitalized construction period interest. The amount of interest capitalized in 1999 decreased significantly due to the completion of the Alaska United undersea fiber optic cable system in early February 1999. We charged to interest expense $470,000 of deferred financing costs in the second quarter of 1999 resulting from the amendment to the Holdings Loan Facilities amendment that reduced our borrowing capacity (see Liquidity and Capital Resources).

Income tax benefit. Income tax benefit increased from $4.1 million in 1998 to $5.7 million in 1999 due to an increased net loss before income taxes and cumulative effect of a change in accounting principle in 1999 as compared to 1998. Our effective income tax rate increased from 37.8% in 1998 to 38.2% in 1999 due to the proportional amount of items that are nondeductible for income tax purposes.

At December 31, 1999, we have (1) tax net operating loss carryforwards of approximately $88.0 million that will begin expiring in 2008 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.5 million available to offset regular income taxes payable in future years. Our utilization of remaining net operating loss carryforwards is subject to certain limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through taxable income earned in carryback years, future reversals of existing taxable temporary differences, and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. We estimate that our effective income tax rate for financial statement purposes will be approximately 38% in 2000. We expect that our operations will generate net income before income taxes during the carryforward periods to allow utilization of loss carryforwards for which no allowance has been established.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

Revenues. Total revenues increased 10.3% from $223.8 million in 1997 to $246.8 million in 1998. Long-distance transmission revenues from commercial, residential, governmental, and other common carrier customers increased 1.7% from $155.3 million in 1997 to $157.9 million in 1998. This increase reflected a 5.5% increase in total minutes of use to 791.3 million minutes. Long-distance revenue growth in 1998 was largely due to a 8.5% increase in revenues from other common carriers (principally MCI WorldCom and Sprint), from $56.5 million in 1997 to $61.3 million in 1998. Private line and private network transmission services revenues increased 22.0%, from $15.9 million in 1997 to $19.4 million in 1998.

The long-distance transmission revenue increases described above were offset in part by a 5.1% reduction in our average rate per minute on long-distance traffic from $0.177 per minute in 1997 to $0.168 per minute in 1998. The decrease in rates resulted from our promotion of and customers' enrollment in new calling plans offering discounted rates and length of service rebates, such new plans being prompted in part by our primary long-distance competitor, AT&T Alascom, reducing its rates and entry of LECs into long-distance markets served by us. Operator services revenues decreased 14.3% from $7.0 million in 1997 to $6.0 million in 1998. Traffic carried by our operator service center decreased in part from increased usage of prepaid calling cards and cellular telephones by tourists visiting the state of Alaska.

Cable revenues increased 4.3% from $55.2 million in 1997 to $57.6 million in 1998. Programming services revenues increased 3.1% to $49.4 million in 1998 resulting from an increase of 3,900 basic subscribers served and an increase of $0.47 in revenue per average basic subscriber, per month. New facility construction efforts in 1998 resulted in additional homes passed which contributed to additional subscribers and revenues. Other factors included facility upgrades, which allowed the introduction of digital cable services in Anchorage, increased promotional, and advertising efforts and increases in basic and premium service rates in certain areas. Advertising sales revenues increased 31.9% to $2.9 million in 1998 due to increased promotion of our advertising and ad insertion capabilities. Equipment rental and installation revenues increased 6.2% to $4.5 million in 1998 due to increased equipment rentals and installation services provided by us. Offsetting these increases were reductions in pay-per-view and premium service revenues.

Local access services revenues increased from $610,000 in 1997 to $9.9 million in 1998. 1998 revenues reflect a full 12 months of local services operations and growth as compared to start-up operations in 1997. At December 31, 1998 approximately 28,000 lines were in service and approximately 1,000 additional lines were awaiting connection.

Internet services revenues increased from $182,000 in 1997 to $4.6 million in 1998. 1998 revenues reflect a full 12 months of Internet services operations and growth as compared to start-up operations in 1997. We had approximately 7,200 active residential subscribers to our Internet service at February 9, 1999.

Other services revenues increased 33.3% from $12.6 million in 1997 to $16.8 million in 1998. The 1998 increase was due to increased product and cellular service sales.

Cost of sales and services. Cost of sales and services totaled $111.1 million in 1997 and $116.1 million in 1998. As a percentage of total revenues, cost of sales and services decreased from 49.6% in 1997 to 47.0% in 1998. The decrease in cost of sales and services as a percentage of revenues is primarily attributed to changes in our product mix due to the addition of new product lines for a full year of operations (local access services and Internet services), and reduced long-distance cost of sales as a percentage of long-distance revenues. The margin improvement was partially offset by increased cable services cost of sales as a percentage of cable services revenues.

The decrease in long-distance cost of sales and services as a percentage of revenues is primarily attributed to: 1) a refund received in the first quarter of 1998 totaling approximately $1.1 million from a LEC in respect of its earnings that exceeded regulatory requirements, 2) reductions in access charges paid by us to other carriers for distribution of our traffic, and 3) avoidance of access charges resulting from our distribution and termination of our traffic on our own network instead of paying other carriers to distribute and terminate our traffic.

Cable cost of sales and services as a percentage of revenues is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services. Cable services rate increases did not keep pace with increases in programming and copyright costs in 1998. Programming costs increased on most of our offerings and we incurred additional costs on new programming introduced in 1998.

Local access services cost of sales and services totaled 61.7% and 43.8% as a percentage of 1998 and 1997 local access services revenues, respectively. Internet services cost of sales and services totaled 74.1% and 132.4% as a percentage of 1998 and 1997 Internet services revenues, respectively. Our local access and Internet services operations commenced in 1997. Fluctuations in cost of sales and services as a percentage of revenues are expected to occur as start-up products develop into mature product lines.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 22.1% from $73.6 million in 1997 to $89.8 million in 1998, and, as a percentage of revenues, increased from 32.9% in 1997 to 36.4% in 1998. This increase resulted from:
  - Local access services operating, engineering, sales, customer service and administrative cost increases, from $3.4 million in 1997 as compared to $12.3 million in 1998. We initiated local access services in September 1997. The increase was necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate expected growth in our local access services customer base.
  - Increased long-distance general and administrative expenses of $2.1 million in 1998 due to increased personnel and other costs in customer service, engineering, operations, accounting, human resources, legal and regulatory, and management information services. Increased customer service expenses were associated with support of increased sales volumes and expenditures necessary to integrate customer service operations across product lines.
  - Increased long-distance sales, advertising, telemarketing, carrier relations, business development and rural services costs totaling $15.3 million in 1997 compared to $17.6 million in 1998. Increased selling costs were associated with the introduction of various marketing plans and other proprietary rate plans and cross promotion of products and services.
  - Cable services operating, engineering, sales, customer service and administrative cost increases, from $18.4 million in 1997 as compared to $19.8 million in 1998. The increase was primarily incurred to promote and market our cable services.
  - Internet services operating, engineering, sales, customer service and administrative cost increases, from $23,000 in 1997 as compared to $715,000 in 1998. We initiated our Internet services in 1998. The increase was necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate expected growth in our Internet services customer base.
  - Operating, engineering, marketing and administrative costs associated with the construction of the fiber optic cable by Alaska United totaled $1.1 million in 1998. No costs directly associated with the fiber optic cable operations were incurred in 1997.

Depreciation and amortization. Depreciation and amortization expense increased 34.8% from $23.8 million in 1997 to $32.0 million in 1998. The increase is attributable to our $64.6 million of facilities placed into service during 1997 for which a full year of depreciation was recorded during the year ending December 31, 1998 and the $58.4 million of facilities placed into service in 1998 for which a partial year of depreciation was recorded during 1998 on equipment and facilities placed into service in 1998.

Interest expense, net. Interest expense, net of interest income, increased 12.5% from $17.6 million in 1997 to $19.8 million in 1998. This increase resulted primarily from increases in our average outstanding indebtedness resulting primarily from construction of new long-distance and Internet facilities, expansion and upgrades of cable television facilities, and investment in local access services equipment and facilities. Such increases were offset in part by increases in the amount of interest capitalized during 1998.

Income tax benefit. Income tax benefit increased from $600,000 in 1997 to $4.1 million in 1998 due to us incurring a larger net loss before income taxes and extraordinary item in 1998 as compared to 1997. Our effective income tax rate increased from 25.6% in 1997 to 37.8% in 1998 due to the net loss and the proportional amount of items that are nondeductible for income tax purposes.

                 FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The following chart provides selected unaudited statement of operations data from our quarterly results of operations during 1999 and 1998.
                                                            (Amounts in thousands, except per share amounts)
                                                      -------------------------------------------------------------
                                                        First      Second       Third      Fourth        Total
                                                       Quarter     Quarter     Quarter     Quarter       Year
                                                      -------------------------------------------------------------
     1999
     ----
     Revenues:
       Long-distance services                        $  37,542      39,272      42,409      40,499      159,722
       Cable services                                $  15,062      14,909      15,218      15,957       61,146
       Local access services                         $   3,714       3,764       3,845       4,220       15,543
       Internet services                             $   1,969       2,534       2,018       2,599        9,120
       Other services                                $   3,051      23,180       3,850       3,567       33,648
                                                      -------------------------------------------------------------
          Total revenues                             $  61,338      83,659      67,340      66,842      279,179
     Operating income (loss)                         $    (368)     12,655       1,908       1,555       15,750
     Net income (loss) before income taxes and
       cumulative effect of a change in
       accounting principle                          $  (7,328)      4,495      (5,702)     (6,331)     (14,866)
     Net income (loss) before cumulative effect
       of a change in accounting principle           $  (4,521)      2,491      (3,537)     (3,616)      (9,183)
     Net income (loss)                               $  (4,865)      2,491      (3,537)     (3,616)      (9,527)
     Basic income (loss) per common share:
       Net income (loss) before cumulative
          effect of a change in accounting
          principle                                  $   (0.09)       0.04       (0.08)      (0.08)       (0.20)
       Cumulative effect of a change in
          accounting principle                       $   (0.01)        ---         ---         ---        (0.01)
                                                      -------------------------------------------------------------
       Net income (loss)                             $   (0.10)       0.04       (0.08)      (0.08)       (0.21)
                                                      =============================================================

                                                            (Amounts in thousands, except per share amounts)
                                                      -------------------------------------------------------------
                                                        First      Second       Third      Fourth        Total
                                                       Quarter     Quarter     Quarter     Quarter       Year
                                                      -------------------------------------------------------------
     Diluted income (loss) per common share:
       Net income (loss) before cumulative
          effect of a change in accounting
          principle (1)                              $   (0.09)       0.04       (0.08)      (0.08)       (0.20)
       Cumulative effect of a change in
          accounting principle                       $   (0.01)        ---         ---         ---        (0.01)
                                                      -------------------------------------------------------------
       Net income (loss) (1)                         $   (0.10)       0.04       (0.08)      (0.08)       (0.21)
                                                      =============================================================

     1998
     ----
     Revenues:
       Long-distance services                        $  38,651      41,366      40,847      36,486      157,350
       Cable services                                $  14,201      14,041      14,484      14,914       57,640
       Local access services                         $   1,013       2,049       2,744       4,102        9,908
       Internet services                             $     903       1,014       1,060       1,614        4,591
       Other services                                $   3,384       4,471       3,631       5,820       17,306
                                                      -------------------------------------------------------------
          Total revenues                             $  58,152      62,941      62,766      62,936      246,795
     Operating income                                $   2,437       1,447       1,730       3,230        8,844
     Net loss                                        $  (1,616)     (2,066)     (2,076)     (1,039)      (6,797)
     Basic loss per common share (1)                 $   (0.03)      (0.04)      (0.04)      (0.02)       (0.14)
     Diluted loss per common share (1)               $   (0.03)      (0.04)      (0.04)      (0.02)       (0.14)

     --------------
     1 Due to rounding, the sum of quarterly loss per common share amounts may not agree to year-to-date loss per common share amounts.

Revenues. Total revenues for the quarter ended December 31, 1999 ("fourth quarter") were $66.8 million, representing a 0.7% decrease from total revenues in the quarter ended September 30, 1999 ("third quarter") of $67.3 million. The decrease in total revenues resulted from decreased revenues from sales to other common carriers (principally MCI WorldCom and Sprint) due to a 1.5% decrease in minutes carried, a 4.4% reduction in the long-distance average rate per minute and a 1.8% reduction in non-OCC minutes of traffic carried. Revenues from other common carriers (principally MCI WorldCom and Sprint) totaled $15.4 million in the fourth quarter and $16.3 million in the third quarter. Partially offsetting this decrease was an increase in cable services revenues to $16.0 million in the fourth quarter from $15.2 million in the third quarter and an increase in Internet services revenues to $2.6 million in the fourth quarter from $2.0 million in the third quarter.

Long-distance revenues have historically been highest in the summer months as a result of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers spend more time at home and tend to watch more television during these months. Local service operations are not expected to exhibit significant seasonality. Internet access services are expected to reflect seasonality trends similar to the cable television segment. Our ability to implement construction projects is also hampered during the winter months because of cold temperatures, snow and short daylight hours.

Cost of sales and services. Cost of sales and services decreased 0.7% from $30.2 million in the third quarter to $30.0 million in the fourth quarter. As a percentage of revenues, third and fourth quarter cost of sales and services totaled 44.9%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $600,000 in the fourth quarter as compared to the third quarter. As a percentage of revenues, fourth quarter selling, general and administrative expenses were 37.5% as compared to 36.3% for the third quarter. The fourth quarter increase as a percentage of sales is primarily a result of a $700,000 increase in expenses associated with a Company-wide success sharing program. Success sharing is a bonus paid to all employees when our earnings before interest, depreciation, amortization and taxes reach new highs.

Net loss. We reported a net loss of $3.6 million for the fourth quarter as compared to a net loss of $3.5 million for the third quarter.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities totaled $33.3 million in 1999, net of changes in the components of working capital. Additional sources of cash included preferred stock issuance proceeds totaling $20.0 million in 1999, and long-term borrowings of $13.8 million and $103.2 million in 1999 and 1998, respectively. Our expenditures for property and equipment, including construction in progress, totaled $36.6 million and $149.0 million in 1999 and 1998, respectively. Our uses of cash during 1999 also included repayment of $26.6 million of long-term borrowings and capital lease obligations.

Net receivables increased $1.9 million from December 31, 1998 to December 31, 1999 due to a $5.9 million increase in trade receivables primarily from the long-distance, cable and local access services product lines and our Internet SchoolAccess(TM) service offering. Partially offsetting the above described increase were income tax refunds received totaling $2.0 million and an increase in the allowance for doubtful accounts of $1.9 million.

Working capital totaled $22.7 million at December 31, 1999, a $13.5 million increase from working capital of $9.2 million as of December 31, 1998. The increase in working capital is primarily attributed to:
  - Recording the $9.1 million Transponder Deposit as a Refundable Deposit upon signing a commitment letter for a long-term capital lease of transponder capacity on the new satellite. We had previously expected to draw down our senior credit facility to purchase the transponder capacity. The Transponder Deposit will be refunded when the lease is consummated in 2000.
  - Increased net receivables as discussed above.
  - Decreased current maturities of long-term debt of $1.8 million due to the payoff of the undersea fiber and equipment loan.
  - Reduced levels of capital expenditures and accruals in 1999 as compared to 1998.

The above increases are off-set by a decrease in the current deferred income taxes of $1.3 million from December 31, 1998 to December 31, 1999 and an increase of $2.0 million in accrued payroll and payroll related obligations due to the accrual of a Company-wide success sharing bonus.

The Holdings $200,000,000 ($150,000,000 as amended) and $50,000,000 credit facilities mature June 30, 2005. The Holdings Loan facilities were amended in April 1999 (see below) and bear interest, as amended, at either Libor plus 1.00% to 2.50%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.00% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. $87.7 million and $106.7 million were drawn on the credit facilities as of December 31, 1999 and 1998, respectively.

On April 13, 1999, we amended the Holdings credit facilities. These amendments contained, among other things, provisions for payment of a one-time amendment fee of 0.25% of the aggregate commitment, an increase in the commitment fee by 0.125% per annum on the unused portion of the commitment, and an increase in the interest rate of 0.25%. The amended facilities reduce the aggregate commitment by $50 million to $200 million, and limit capital expenditures to $35 million in 1999 and $35 million in 2000 with no limits thereafter (excluding amounts paid for the Alaska United fiber optic cable system). Pursuant to the Financial Accounting Standards Board Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements," we recorded as additional interest expense $470,000 of deferred financing costs in the second quarter of 1999 resulting from the reduced borrowing capacity. In connection with the April 1999 amendment, we agreed to pay all fees and expenses of our lenders, including an amendment fee of 0.25% of the aggregate commitment, totaling $530,000.

Holding's credit facilities and GCI, Inc.'s senior notes contain restrictions on our operations and activities, including requirements that we comply with certain financial covenants and financial ratios. Under the amended Holding's credit facility, Holdings may not permit the ratio of senior debt to annualized operating cash flow (as defined) of Holdings and certain of its subsidiaries to exceed 3.0 to 1.0 through December 31, 1999, total debt to annualized operating cash flow to exceed 6.25 to 1.00 through March 31, 2000, and annualized operating cash flow to interest expense to be less than 1.5 to 1.0 through September 30, 1999 and 1.75 to 1.0 from October 1, 1999 through December 31, 1999. Each of the foregoing ratios decreases in specified increments during the life of the credit facility. The credit facility requires Holdings to maintain a ratio of annualized operating cash flow to debt service of Holdings and certain of its subsidiaries of at least 1.25 to 1.0, and annualized operating cash flow to fixed charges of at least 1.0 to 1.0 (which adjusts to 1.05 to 1.0 in April, 2003 and thereafter). The senior notes impose a requirement that the leverage ratio of GCI, Inc. and certain of its subsidiaries not exceed 7.5 to 1.0 prior to December 31, 1999 and 6.0 to 1.0 thereafter, subject to the ability of GCI, Inc. and certain of its subsidiaries to incur specified permitted indebtedness without regard to such ratios.

On January 27, 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle. At December 31, 1999 $71.7 million was borrowed under the facility. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended an additional two years at any time between the second and fifth anniversary of closing the facility if we can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, interest, and principal installments based on the extended maturity. The Fiber Facility bears interest at either Libor plus 3.0%, or at the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or, at our option, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60 million or less.

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

We will use approximately one-half of the Alaska United system capacity in addition to our existing owned and leased facilities to carry our own traffic. One of our large commercial customers signed agreements in the first quarter of 1999 for the immediate lease of three DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the lower 48 states. The lease agreements provide for three-year terms, with renewal options for additional terms. In the second quarter of 1999 we completed a sale of capacity in the Alaska United system to ACS in a $19.5 million cash transaction. The sale includes both capacity within Alaska, and between Alaska and the lower 48 states. An agreement was executed in July 1999 for a second $19.5 million sale of fiber capacity to ACS. We continue to pursue opportunities for sale or lease of additional capacity on our system.

Our expenditures for property and equipment, including construction in progress, totaled $36.6 million and $149.0 million during 1999 and 1998, respectively. Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, the development and construction of a PCS network and continued upgrades to our cable television plant. Sources of funds for these planned capital expenditures are expected to include internally generated cash flows and borrowings under our credit facilities.

Our ability to invest in discretionary capital and other projects will depend upon our future cash flows and access to borrowings under our credit facilities. Management anticipates that cash flow generated by us and our borrowings under our credit facilities will be sufficient to fund capital expenditures and our working capital requirements. Should cash flows be insufficient to support additional borrowings, such investment in capital expenditures will likely be reduced.

We entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet our long-term satellite capacity requirements. The satellite was successfully launched in January 2000 and delivered to us on March 5, 2000. In March 2000 we agreed to finance the satellite transponders pursuant to a long-term capital lease arrangement with a leasing company. We will continue to lease transponder capacity on the PanAmSat Galaxy IX satellite until our communications traffic is successfully transitioned to the new satellite transponders.

We issued 20,000 shares of convertible redeemable accreting preferred stock ("Preferred Stock") on April 30, 1999. Proceeds totaling $20 million (before payment of expenses) were used for general corporate purposes, to repay outstanding indebtedness, and to provide additional liquidity. Prior to the four-year anniversary following closing, dividends are payable semi-annually at the rate of 8.5%, plus accrued but unpaid dividends, at the Company's option, in cash or in additional fully-paid shares of Preferred Stock. Dividends earned after the four-year anniversary of closing are payable semi-annually at the rate of 17%, plus accrued but unpaid dividends, in cash only. Dividends totaling $1,158,000 were accrued for the year ended December 31, 1999. Mandatory redemption is required 12 years from the date of closing.

The long-distance, local access, cable, Internet and wireless services industries are experiencing increasing competition and rapid technological changes. Our future results of operations will be affected by our ability to react to changes in the competitive environment and by our ability to fund and implement new technologies. We are unable to determine how competition, technological changes and our net operating losses will affect our ability to obtain financing.

We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges and Preferred Stock dividends, through our cash flows from operating activities, existing cash, cash equivalents, short-term investments, credit facilities, and other external financing and equity sources.

                          NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that we must adopt the standard no later than January 1, 2001. We do not expect the adoption of this standard to have a material impact on results of operations, financial position or cash flows.

                                 ALASKA ECONOMY

We offer voice and data telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, growth of our business and our operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. Oil revenues are now the third largest source of state revenues, following investment income and federal funds. Alaska's investment earnings will supply 33% of the state's projected revenues in fiscal 2001, with federal funding comprising 27% of the total and oil revenues 24% of the total. Much of the investment income and all of the federal funding is restricted or dedicated for specific purposes, however, leaving oil revenues as the primary funding source (75%) of general operating expenditures.

The volume of oil transported by the TransAlaska Oil Pipeline System ("TAPS") over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has begun to decline in recent years and is presently down 40% from the fiscal 1988 level, and down 25% from the fiscal 1997 level. The two largest producers of oil in Alaska (the primary users of the TAPS) continue to explore, develop and produce new oil fields and to enhance recovery from existing fields to offset the decline in production from the Prudhoe Bay field. Both companies have invested large sums of money in developing and implementing oil recovery techniques at the Prudhoe Bay field and other nearby fields. The state now forecasts a temporary reversal of the production rate decline and a slight increase in the production rate during the period from fiscal 2003 to 2005. This forecasted increase is attributed to new developments at the Alpine, Liberty and Northstar fields, as well as new production from Prudhoe Bay and other fields.

Market prices for North Slope oil declined to below $10 per barrel in 1998, and averaged $12.70 in fiscal 1999, well below the average price used by the state to budget its oil related revenues. The prices have since increased to over $30 per barrel in March 2000, with a year-to-date fiscal 2000 average price per barrel of $22.78. Over the past decade, the rolling 60-month average price for North Slope crude oil has been between $16.39 and $17.74 per barrel 95 percent of the time.

The state's forecast for fiscal 2001 shows the price for North Slope crude averaging $18.28 and then declining to the low-$18 and high-$17 range for the next five years. Recent higher prices are largely due to the OPEC March 1999 agreement to cut production to force prices higher. The OPEC agreement called for production cuts from January 1999 levels of a little more than 2 million barrels per day. Although OPEC trimmed output by about 1.75 million barrels, or nearly 85 percent of targeted reductions, October 1999 OPEC production has increased by 400,000 barrels per day. This reduces current compliance to 65 percent of targeted cuts. History suggests that market forces lead to lower prices when oil sells for more than $20 per barrel. What is uncertain is when and how fast the correction will occur. The response of non-OPEC production to higher prices is uncertain. The production policy of OPEC and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

The state of Alaska maintains the Constitutional Budget Reserve Fund that is intended to fund budgetary shortfalls. Based on the state's oil price and production forecasts, and considering the state's other revenues, the Alaska Department of Revenue expects the state will need to draw less than $500 million from the Constitutional Budget Reserve Fund in Fiscal 2000 and about $700 million in Fiscal 2001 to balance the state's budget, down substantially from the $1 billion fiscal 2000 draw expected in their spring 1999 forecast. If the state's current projections are realized, the Constitutional Budget Reserve Fund will be depleted in 2004. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance its budget. The Governor of the state of Alaska and the Alaska Legislature are pursuing cost cutting and revenue enhancing measures.

Oil companies and service providers announced cost cutting measures to offset a portion of the declining oil revenues in 1999, resulting in a reduction of oil industry jobs of over 1,400. Projects that are underway are reportedly not affected by the cutbacks, however BP Amoco did notify state officials that it would delay its exploration of the Genesee test site east of Prudhoe.

Although oil prices have a substantial effect on Alaska's economy, analysts believe that tourism, air cargo, and service sectors are strong enough to offset a portion of the expected downturn. These industries have helped offset the prevailing pattern of oil industry downsizing that has occurred during much of the last several years. Three other factors that support Alaska's economy are the healthy national economy, lower interest rates, and low inflation. We expect construction to remain strong over the next few years. $1.77 billion of federal money is expected to be distributed to the State of Alaska for highways and other federally supported projects in fiscal 2000.

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

BP Amoco announced in April 1999 its intention to purchase ARCO for $26.8 billion. BP Amoco and ARCO together reportedly own approximately 70 percent of the Alaska North Slope oil fields and the company that operates the TAPS.

On February 2, 2000 the FTC voted to fight in federal court to block BP Amoco's purchase of ARCO citing their concern over:
  - the reduction in competition in the sale of Alaska oil to West Coast independent refineries;
  - the reduction in competition in Alaska lease sales, thus reducing state and federal government revenue from such sales; and

  - possible manipulation of futures market prices by the resulting company.

On March 15, 2000 BP Amoco and ARCO announced that they have agreed to sell ARCO's Alaskan businesses to Phillips Petroleum Co. ("Phillips") for approximately $7 billion. The sale, which is subject to completion of the ARCO combination, is intended to address FTC anti-trust concerns. BP Amoco reported March 16, 2000 that the company was at an advanced stage in discussions with the FTC on its proposed combination with ARCO and was hopeful of a successful outcome "within a matter of weeks."

BP Amoco and ARCO have reportedly agreed jointly with the FTC, the US West Coast states and Alaska to suspend litigation - originally scheduled to begin in California on March 20 - pending the outcome of those negotiations.

The sale to Phillips of all ARCO's Alaskan businesses includes a 21.9 per cent interest in the Prudhoe Bay oil field and 42.6 per cent of the gas cap, as well as a range of interests in related fields, a 55 per cent interest in the greater Kuparuk area and a 78 per cent stake in the Alpine field. The package also includes 1.1 million net exploration acres, a 22.3 per cent interest in the Trans-Alaska pipeline, and ARCO's crude oil shipping fleet that includes six tankers in service and three under construction. The booked reserves being sold total 1.9 billion barrels of oil equivalent. The approximately $7 billion price for the Alaskan businesses reportedly is made up of approximately $6.5 billion cash for the field, pipeline and shipping operations and assets, plus a supplemental payment of $500 million based on a formula tied to the price of crude oil. There will also be a payment of some $150 million for crude oil inventories. The transaction, which is expected to close early in the second quarter and will be effective retroactive to Jan. 1, 2000, is subject to approval of the FTC. The parties are reportedly working with the FTC and the states of Alaska, California, Oregon and Washington to obtain such approval.

Phillips' current Alaskan operations include a 70 percent interest in the Kenai liquefied natural gas plant that has exported its products to Japan for 30 years; a 100 percent interest in the North Cook Inlet field; a less than 2 percent interest in the Prudhoe Bay Unit; a 10 percent interest in the Point Thomson field; interests in several of the Prudhoe Bay satellites; a small interest in TAPS; and exploration acreage in the National Petroleum Reserve Alaska and elsewhere.

Exxon Mobil Corp. ("Exxon") filed a lawsuit Friday March 24, 2000 to stop Phillip's acquisition of ARCO's Alaska assets. Exxon contends that it has the right of first refusal to purchase certain of ARCO's Alaska assets. This lawsuit could delay the pending sale of ARCO Alaska, Inc. to Phillips. The FCC is expected to wait for the outcome of the Exxon lawsuit before rendering its decision.

Should new discoveries or developments not materialize or the price of oil return to its prior depressed levels, the long term trend of continued decline in oil production from the Prudhoe Bay field area is inevitable with a corresponding adverse impact on the economy of the state, in general, and on demand for telecommunications and cable television services, and, therefore, on us, in particular.

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market. The customer base in Alaska is limited, however, with a small population of approximately 620,000 people. 42% of are located in the Anchorage area, 14% are located in the Fairbanks area, 5% are located in the Juneau area, and the rest are spread out over the vast reaches of Alaska. No assurance can be given that the driving forces in the Alaska economy, and in particular, oil production, will continue at levels to provide an environment for expanded economic activity.

No assurance can be given that oil companies doing business in Alaska will be successful in discovering new fields or further developing existing fields which are economic to develop and produce oil with access to the pipeline or other means of transport to market, even with the reduced level of royalties. The Company is not able to predict the effect of changes in the price and production volumes of North Slope oil or the acquisition of ARCO by BP Amoco and Phillips on Alaska's economy or on the Company. You should see Part I, Item 1. Business, Geographic Concentration and Alaska Economy for more information.

                                   SEASONALITY

Long-distance revenues have historically been highest in the summer months as a result of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers tend to watch more television, and spend more time at home, during these months. Our local access services revenues are not expected to exhibit significant seasonality. Our Internet access services are expected to reflect seasonality trends similar to the cable television segment. Our ability to implement construction projects is reduced during the winter months because of cold temperatures, snow and short daylight hours.

                                 YEAR 2000 COSTS

We initiated a company-wide program in 1998 to ensure that our date-sensitive information, telephony, cable, Internet and business systems, and certain other equipment would properly recognize the Year 2000 as a result of the century change on January 1, 2000. The program focused on the hardware, software, embedded chips, third-party vendors and suppliers as well as third-party networks that were associated with the identified systems. We substantially completed the program during third quarter 1999, and our systems did not experience any significant disruptions as a result of the century change. In total, we have expensed incremental remediation costs totaling $2.3 million through December 31, 1999, with remaining incremental remediation costs in 2000 estimated at approximately $400,000.

We did not defer any critical information technology projects because of our Year 2000 program efforts, which were addressed primarily through a dedicated team within our information technology group.

                             REGULATORY DEVELOPMENTS

You should see Part I, Item 1 Business, Regulation, Franchise Authorizations and Tariffs for more information about regulatory developments affecting us.

                                    INFLATION

We do not believe that inflation has a significant effect on our operations.


Item 7A.  Quantitative and qualitative disclosures about market risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We do not hold derivatives for trading purposes.

Our Senior Holdings Loan carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 1.0% to 2.5%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of December 31, 1999, we have borrowed $87.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $877,000 in additional gross interest cost on an annualized basis.

Our Fiber Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.0%, or at our choice, the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or at our choice, the lender's prime rate plus 1.25%-1.5% when the loan balance is $60 million or less. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of December 31, 1999, we have borrowed $71.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $717,000 in additional gross interest cost on an annualized basis.

Item 8.  Consolidated financial statements and supplementary data

Our consolidated financial statements are filed under this Item, beginning on Page 69. The financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this Report.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None.

                                    PART III

Incorporated herein by reference from our Proxy Statement for our 2000 Annual Shareholders' meeting.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
General Communication, Inc.:


We have audited the accompanying consolidated balance sheets of General Communication, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Communication, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.



                                                     /s/
                                                     KPMG LLP

Anchorage, Alaska
March 10, 2000

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                                                                          December 31,
                            ASSETS                                                      1999        1998
---------------------------------------------------------------------------------    ----------- -----------
                                                                                      (Amounts in thousands)
Current assets:
    Cash and cash equivalents                                                      $    13,734      12,008
                                                                                     ----------- -----------

    Receivables:
        Trade                                                                           48,145      42,219
        Income taxes                                                                       ---       1,965
        Other                                                                              269         412
                                                                                     ----------- -----------
                                                                                        48,414      44,596
        Less allowance for doubtful receivables                                          2,833         887
                                                                                     ----------- -----------
           Net receivables                                                              45,581      43,709
                                                                                     ----------- -----------

    Prepaid and other current assets                                                     2,224       2,023
    Deferred income taxes, net                                                           2,972       4,244
    Inventories                                                                          3,754       2,838
    Notes receivable                                                                       449         650
    Refundable deposit                                                                   9,100         ---
                                                                                     ----------- -----------

           Total current assets                                                         77,814      65,472
                                                                                     ----------- -----------

Property and equipment in service, at cost:
    Land and buildings                                                                   1,199       1,109
    Telephony distribution systems                                                     269,117     144,045
    Cable television distribution systems                                               96,620      89,736
    Support equipment                                                                   42,576      42,056
    Transportation equipment                                                             2,259       2,183
    Property and equipment under capital leases                                          2,819       2,819
                                                                                     ----------- -----------
                                                                                       414,590     281,948
    Less accumulated depreciation                                                      111,828      82,972
                                                                                     ----------- -----------
        Net property and equipment in service                                          302,762     198,976
        Construction in progress                                                         2,898     119,645
                                                                                     ----------- -----------
           Net property and equipment                                                  305,660     318,621
                                                                                     ----------- -----------

Cable franchise agreements, net of amortization of $16,347 and $11,184 at
   December 31, 1999 and 1998, respectively                                            190,145     195,308
Goodwill, net of amortization of $4,563 and $3,362 at December 31,
   1999 and 1998, respectively                                                          41,391      42,592
Other intangible assets, net of amortization of $269 and $95 at
   December 31, 1999 and 1998, respectively                                              4,402       3,282
Deferred loan and Senior Notes costs, net of amortization                                8,863       9,877
Transponder deposit                                                                        ---       9,100
Notes receivable                                                                         2,067       1,432
Other assets, at cost, net of amortization                                              12,809       3,761
                                                                                     ----------- -----------
           Total other assets                                                          259,677     265,352
                                                                                     ----------- -----------
           Total assets                                                            $   643,151     649,445
                                                                                     =========== ===========

See accompanying notes to consolidated financial statements.
                                                                     (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Continued)
                                                                                          December 31,
                       LIABILITIES AND STOCKHOLDERS' EQUITY                             1999        1998
--------------------------------------------------------------------------------    ------------ -----------
                                                                                      (Amounts in thousands)
Current liabilities:
    Current maturities of long-term debt                                           $       ---       1,799
    Current maturities of obligations under capital leases                                 574         511
    Accounts payable                                                                    25,321      27,550
    Accrued interest                                                                     7,985       8,072
    Accrued payroll and payroll related obligations                                      8,601       6,555
    Deferred revenue                                                                     8,173       6,371
    Accrued liabilities                                                                  3,152       3,197
    Subscriber deposits and other current liabilities                                    1,314       2,258
                                                                                     ----------- -----------
           Total current liabilities                                                    55,120      56,313

Long-term debt, excluding current maturities                                           339,400     349,858
Obligations under capital leases, excluding
  current maturities                                                                       747       1,189
Obligations under capital leases due to related party, excluding current
  maturities                                                                               353         486
Deferred income taxes, net of deferred income tax benefit                               30,861      38,275
Other liabilities                                                                        4,210       3,317
                                                                                     ----------- -----------
           Total liabilities                                                           430,691     449,438
                                                                                     ----------- -----------

Preferred stock. $1,000 par value, authorized 1,000,000 shares; issued and outstanding 20,000 and 0 shares at December 31, 1999 and 1998, respectively; convertible into Class A common stock at $5.55 per share
  of Class A common stock, redemption price at December 31, 1999 of $1,058              19,912         ---
                                                                                     ----------- -----------

Stockholders' equity:
    Common stock (no par):
      Class A.  Authorized 100,000,000 shares; issued and outstanding
      46,869,671 and 45,895,415 shares at December 31, 1999 and 1998,
      respectively                                                                     176,740     172,708

      Class B. Authorized 10,000,000 shares; issued and outstanding
      4,048,480 and 4,060,620 shares at December 31, 1999 and
      1998, respectively; convertible on a share-per-share basis
      into Class A common stock                                                          3,422       3,432

      Less cost of 347,958 Class A common shares held in treasury at
      December 31, 1999 and 1998                                                        (1,607)     (1,607)

    Paid-in capital                                                                      6,343       5,609
    Notes receivable issued upon stock option exercise                                  (2,167)       (637)
    Retained earnings                                                                    9,817      20,502
                                                                                     ----------- -----------

           Total stockholders' equity                                                  192,548     200,007
                                                                                     ----------- -----------
           Commitments and contingencies
           Total liabilities and stockholders' equity                              $   643,151     649,445
                                                                                     =========== ===========

See accompanying notes to consolidated financial statements.

                                        GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Operations
                                        Years ended December 31, 1999, 1998 and 1997

                                                                           1999              1998             1997
                                                                       -------------     ------------     -------------
                                                                        (Amounts in thousands except per share amounts)
Revenues                                                             $     279,179          246,795           223,809

Cost of sales and services                                                 122,467          116,073           111,077
Selling, general and administrative expenses                                98,282           89,833            73,583
Depreciation and amortization expense                                       42,680           32,045            23,767
                                                                       -------------     ------------     -------------

        Operating income                                                    15,750            8,844            15,382

Interest expense, net                                                       30,616           19,764            17,617
                                                                       -------------     ------------     -------------

        Net loss before income taxes, extraordinary item and
          cumulative effect of a change in accounting principle            (14,866)         (10,920)           (2,235)

Income tax benefit                                                          (5,683)          (4,123)             (573)
                                                                       -------------     ------------     -------------

        Net loss before extraordinary item and cumulative effect
          of a change in accounting principle                               (9,183)          (6,797)           (1,662)

        Loss on early extinguishment of debt, net of income tax
          benefit of $180                                                      ---              ---               521

        Cumulative effect of a change in accounting principle,
          net of income tax benefit of $245                                    344              ---               ---
                                                                       -------------     ------------     -------------

          Net loss                                                   $      (9,527)          (6,797)           (2,183)
                                                                       =============     ============     =============

Basic loss per common share:
    Net loss before extraordinary item and cumulative effect of
       a change in accounting principle                              $       (0.20)           (0.14)            (0.04)
    Extraordinary item                                                        0.00             0.00             (0.01)
    Cumulative effect of a change in accounting principle                    (0.01)            0.00              0.00
                                                                       -------------     ------------     -------------
        Net loss                                                     $       (0.21)           (0.14)            (0.05)
                                                                       =============     ============     =============

Diluted loss per common share:
    Net loss before extraordinary item and cumulative effect of
       a change in accounting principle                              $       (0.20)           (0.14)            (0.04)
    Extraordinary item                                                        0.00             0.00             (0.01)
    Cumulative effect of a change in accounting principle                    (0.01)            0.00              0.00
                                                                       -------------     ------------     -------------
        Net loss                                                     $       (0.21)           (0.14)            (0.05)
                                                                       =============     ============     =============

See accompanying notes to consolidated financial statements.

                                             GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Stockholders' Equity
                                             Years ended December 31, 1999, 1998 and 1997
                                                                                      Class A
                                                               Class A      Class B   Shares                 Notes
                                                               Common       Common    Held in     Paid-in  Receivable  Retained
(Amounts in thousands)                                         Stock        Stock     Treasury    Capital    Issued    Earnings
                                                             --------------------------------------------------------------------
Balances at December 31, 1996
                                                             $113,421       3,432      (1,010)     4,229        ---     29,482
Net loss                                                          ---         ---         ---        ---        ---     (2,183)
Tax effect of excess stock compensation expense for tax
   purposes over amounts recognized for financial
   reporting purposes                                             ---         ---         ---         65        ---        ---
Shares issued upon public offering, net of issuance costs
   of $4,024                                                   46,726         ---         ---        ---        ---        ---
Shares issued upon conversion of convertible note net of
   fees of $16                                                  9,983         ---         ---        ---        ---        ---
Shares acquired pursuant to officer deferred compensation
   agreement                                                      ---         ---         (29)       ---        ---        ---
Shares issued under stock option plan                             192         ---         ---         63        ---        ---
Shares issued and issuable under officer stock option
   agreements                                                     ---         ---         ---         68        ---        ---
                                                             --------------------------------------------------------------------

Balances at December 31, 1997                                 170,322       3,432      (1,039)     4,425        ---     27,299
Net loss                                                          ---         ---         ---        ---        ---     (6,797)
Tax effect of excess stock compensation expense for tax
   purposes over amounts recognized for financial
   reporting purposes                                             ---         ---         ---        157        ---        ---
Shares purchased and held in Treasury                             ---         ---        (568)       ---        ---        ---
Shares issued under stock option plan and notes issued
   upon stock option exercise                                     827         ---         ---        319       (637)       ---
Shares issued to Employee Stock Purchase Plan                   1,574         ---         ---        ---        ---        ---
Warrants issued                                                   ---         ---         ---        708        ---        ---
Stock offering issuance costs                                     (15)        ---         ---        ---        ---        ---
                                                             --------------------------------------------------------------------

Balances at December 31, 1998                                 172,708       3,432      (1,607)     5,609       (637)    20,502
Net loss                                                          ---         ---         ---        ---        ---     (9,527)
Tax effect of excess stock compensation expense for tax
   purposes over amounts recognized for financial
   reporting purposes                                             ---         ---         ---        211        ---        ---
Conversion of Class B to Class A                                   10         (10)        ---        ---        ---        ---
Shares issued and issuable under stock option plan and
   notes issued upon stock option exercise                      1,595         ---         ---        431     (1,389)       ---
Shares issued under officer stock option agreement and
   note issued upon stock option exercise                          38         ---         ---        ---       (141)       ---
Shares issued to Employee Stock Purchase Plan                   1,770         ---         ---        ---        ---        ---
Warrants issued                                                   ---         ---         ---         92        ---        ---
Shares issued upon acquisition of customer base                   619         ---         ---        ---        ---        ---
Preferred stock dividends                                         ---         ---         ---        ---        ---     (1,158)
                                                             --------------------------------------------------------------------

Balances at December 31, 1999                                $176,740       3,422      (1,607)     6,343     (2,167)     9,817
                                                             ====================================================================

See accompanying notes to consolidated financial statements.

                                         GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Cash Flows
                                         Years ended December 31, 1999, 1998 and 1997
                                                                                 1999             1998            1997
                                                                            -------------     -----------     ------------
                                                                                         (Amounts in thousands)
Cash flows from operating activities:
    Net loss                                                                $    (9,527)          (6,797)         (2,183)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                            42,680           32,045          23,767
        Amortization charged to costs of sales and service and selling,
          general and administrative                                              1,770            1,147              47
        Deferred income tax (benefit) expense                                    (5,928)            (744)          4,410
        Deferred compensation and compensatory stock options                        675              376             477
        Non-cash cost of sales                                                    3,703              ---             ---
        Bad debt expense (recovery), net of write-offs                            1,946             (183)            473
        Employee Stock Purchase Plan expense funded with Class A common
          stock issued and issuable by General Communication, Inc.                2,448            2,278             ---
        Write-off of unamortized start-up costs                                     589              ---             ---
        Write-off of deferred debt issuance costs upon modification of
          Senior Holdings Loan                                                      472              ---             ---
        Loss on early extinguishment of debt                                        ---              ---             701
        Warrants issued                                                              42              ---             ---
        Other noncash income and expense items                                     (114)             154             (54)
        Change in operating assets and liabilities                               (5,413)          (5,347)          3,202
                                                                            -------------    -------------    ------------
           Net cash provided by operating activities                             33,343           22,929          30,840
                                                                            -------------    -------------    ------------

Cash flows from investing activities:
    Acquisition of business, net of cash acquired                                   ---              ---            (547)
    Purchases of property and equipment, including construction period
       interest                                                                 (36,573)        (148,973)        (64,644)
    Restricted cash investment                                                      ---           39,406         (39,406)
    Purchases of other assets and intangible assets                              (1,236)          (4,287)         (1,339)
    Payment of undersea fiber optic cable deposit                                   ---              ---          (9,094)
    Notes receivable issued                                                        (952)          (1,715)           (698)
    Payments received on notes receivable                                           653            1,769              32
                                                                            -------------    -------------    ------------
           Net cash used in investing activities                                (38,108)        (113,800)       (115,696)
                                                                            -------------    -------------    ------------

Cash flows from financing activities:
    Long-term borrowings - senior notes                                             ---              ---         180,000
    Long-term borrowings - bank debt                                             13,776          103,224          88,305
    Repayments of long-term borrowings and capital lease obligations            (26,620)          (2,017)       (231,021)
    Proceeds from equity offering                                                20,000              ---          50,750
    Proceeds from common stock issuance                                             103              190             192
    Payment of debt and stock issuance costs                                       (768)          (1,706)        (13,642)
    Proceeds from warrant issuance                                                  ---              708             ---
    Purchase of treasury stock                                                      ---             (568)            (29)
                                                                            -------------    -------------    ------------
           Net cash provided by financing activities                              6,491           99,831          74,555
                                                                            -------------    -------------    ------------
           Net increase (decrease) in cash and cash equivalents                   1,726            8,960         (10,301)

           Cash and cash equivalents at beginning of year                        12,008            3,048          13,349
                                                                            -------------    -------------    ------------

           Cash and cash equivalents at end of year                         $    13,734           12,008           3,048
                                                                            =============    =============    ============

 See accompanying notes to consolidated financial statements.

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(l)     Business and Summary of Significant Accounting Principles

        (a)    Business
               General Communication, Inc. ("GCI"), an Alaska corporation, was incorporated in 1979. GCI and its direct and indirect subsidiaries (collectively, the "Company") offer the following services:
                 - Long-distance telephone service between Anchorage, Fairbanks,
                   Juneau, and other communities in Alaska and the remaining United States and foreign countries,
                 - Cable television services throughout Alaska,
                 - Facilities-based competitive local access services in
                   Anchorage, Alaska,
                 - Internet services,
                 - Termination of traffic in Alaska for certain common carriers,
                 - Interstate and intrastate private line services,
                 - Managed services to certain commercial customers,
                 - Sales and services of dedicated communications systems and related equipment,
                 - Private network point-to-point data and voice transmission services between Alaska, Hawaii and the western contiguous United States are offered and
                 - Owns and leases capacity on two undersea fiber optic cables used in the transmission of interstate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries.

        (b)    Principles of Consolidation
               The consolidated financial statements include the accounts of GCI, its wholly-owned subsidiary GCI, Inc., GCI, Inc.'s wholly-owned subsidiary GCI Holdings, Inc., GCI Holding Inc.'s wholly-owned subsidiaries GCI Communication Corp., GCI Communication Services, Inc. and GCI Cable, Inc., GCI Communication Services, Inc.'s wholly-owned subsidiary GCI Leasing Co., Inc., GCI Transport Company, Inc., GCI Transport Co., Inc.'s wholly-owned subsidiaries GCI Fiber Co., Inc. and Fiber Hold Company, Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Company, Inc.'s wholly-owned partnership Alaska United Fiber System Partnership ("Alaska United"). All significant intercompany balances and transactions have been eliminated in consolidation.

        (c)    Net Loss Per Common Share

               Net loss used to calculate basic and diluted net loss per common share is increased by preferred stock dividends of $1,158,000 for the year ended December 31, 1999. Shares used to calculate net loss per common share consist of the following (amounts in thousands):
                                                                               1999           1998           1997
                                                                            -----------    ----------    -----------
                Weighted average common shares outstanding                    50,326         49,186         44,924
                                                                            ===========    ==========    ===========

               Common equivalent shares outstanding which are anti-dilutive for purposes of calculating the net loss per common share for the years ended December 31, 1999, 1998 and 1997 and are not included in the diluted net loss per share calculation consist of the following (amounts in thousands):
                                                                               1999           1998           1997
                                                                            -----------    ----------    -----------
                Common equivalent shares outstanding                            587            521            816
                                                                            ===========    ==========    ===========

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               Weighted average shares associated with outstanding stock options for the years ended December 31, 1999, 1998 and 1997 which have been excluded from the diluted loss per share calculations because the options' exercise price was greater than the average market price of the common shares consist of the following
               (amounts in thousands):
                                                                               1999           1998           1997
                                                                            -----------    ----------    -----------
                Weighted average shares associated with outstanding stock
                   options                                                     2,182          2,071          1,073
                                                                            ===========    ==========    ===========

        (d)    Preferred and Common Stock

               Following is the statement of preferred and common stock at
               December 31, 1999, 1998 and 1997:
                                                                    Preferred           Common Stock
                    (Shares, in thousands)                            Stock        Class A        Class B
                                                                  ------------- ----------------------------
                    Balances at December 31, 1996                       ---         36,587          4,074
                    Class B shares converted to Class A                 ---             11            (11)
                    Shares issued upon public offering                  ---          7,000            ---
                    Shares issued upon conversion of convertible
                      note                                              ---          1,538            ---
                    Shares issued under stock option plan               ---             57            ---
                    Shares issued and issuable under officer
                      stock option agreements                           ---             86            ---
                                                                  ------------- -------------- -------------

                    Balances at December 31, 1997                       ---         45,279          4,063
                    Class B shares converted to Class A                 ---              2             (2)
                    Shares issued under stock option plan               ---            315            ---
                    Shares issued to Employee Stock Purchase Plan       ---            299            ---
                                                                  ------------- -------------- -------------

                    Balances at December 31, 1998                       ---         45,895          4,061
                    Class B shares converted to Class A                 ---             13            (13)
                    Shares issued under stock option plan               ---            417            ---
                    Shares issued under officer stock option
                      agreements                                        ---             50            ---
                    Shares issued to Employee Stock Purchase Plan       ---            395            ---
                    Shares issued upon acquisition of customer
                      base                                              ---            100            ---
                    Shares issued under Preferred Stock Agreement        20            ---            ---
                                                                  ------------- -------------- -------------
                        Balances at December 31, 1999                    20         46,870          4,048
                                                                  ============= ============== =============

        (e)    Cash and Cash Equivalents
               Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash.

        (f)    Inventories
               Inventory of merchandise for resale and parts is stated at the lower of cost or market. Cost is determined using the average cost method.

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        (g)    Property and Equipment
               Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. Construction in progress represents distribution systems and support equipment not placed in service on December 31, 1999; management intends to place this equipment in service during 2000.

               Depreciation is computed on a straight-line basis based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable, in the following ranges:

                                Asset Category                      Asset Lives
                  ---------------------------------------------   --------------
                  Telephony distribution systems                   12-20 years
                  Cable television distribution systems            10 years
                  Support equipment                                5-10 years
                  Transportation equipment                         5 years
                  Property and equipment under capital leases      5-15 years

               Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Gains or losses are recognized at the time of ordinary retirements, sales or other dispositions of property.

        (h)    Intangible Assets
               Intangible assets are valued at unamortized cost. Management reviews the valuation and amortization of intangible assets on a periodic basis, taking into consideration any events or circumstances that might indicate diminished value. The assessment of the recoverability is based on whether the asset can be recovered through undiscounted future cash flows.

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

        (i)    Deferred Loan and Senior Notes Costs
               Debt and Senior Notes issuance costs are deferred and amortized using the straight-line method, which approximates the interest method, over the term of the related debt and notes. Through January 1999 (the end of the construction period of the undersea fiber optic cable) issuance costs were amortized to Construction in Progress (see note 9). Commencing February 1999 (the month the fiber optic cable was placed in service) the issuance costs are being amortized to amortization expense.

        (j)    Other Assets
               Other assets are recorded at cost and are amortized on a straight-line basis over periods of 2-20 years.

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        (k)    Revenue from Services and Products
               Revenues generated from long-distance and managed services are recognized when the services are provided. Revenues from the sale of equipment are recognized at the time the equipment is delivered or installed. Technical services revenues are derived primarily from maintenance contracts on equipment and are recognized on a prorated basis over the term of the contract. Cable television, local service, Internet service and private line telecommunication revenues are billed in advance and are recognized as the associated service is provided. Other revenues are recognized when the service is provided.

        (l)    Research and Development and Advertising Expense
               The Company expenses advertising and research and development costs as incurred. Advertising expenses were approximately $4,574,000, $5,028,000 and $2,897,000 for the years ended 1999,
               1998 and 1997, respectively. The Company had no research and development costs for the years ended December 31, 1999, 1998 and 1997.

        (m)    Interest Expense
               Interest costs incurred during the construction period of significant capital projects are capitalized. Interest costs capitalized by the Company totaled $1,260,000, $7,764,000, and $1,886,000 during the years ended December 31, 1999, 1998 and 1997.

        (n)    Cumulative Effect of a Change in Accounting Principle
               The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", which provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Management of the Company adopted SOP 98-5 in the first quarter of 1999 resulting in the recognition of a one-time expense of $344,000 (net of income tax benefit of $245,000) associated with the write-off of unamortized start-up costs. Pro forma net loss and net loss per common share for the years ended December 31, 1998 and 1997 approximate amounts reflected in the accompanying consolidated financial statements.

        (o)    Income Taxes
               Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for their future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent that the benefits are more likely to be realized than not.

        (p)    Stock Option Plan
               The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has adopted SFAS 123, "Accounting for Stock-Based Compensation," ("SFAS 123") which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        (q)    Use of Estimates
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (r)    Concentrations of Credit Risk
               Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. At December 31, 1999 and 1998, substantially all of the Company's cash and cash equivalents were invested in short-term liquid money instruments. The Company's customers are located primarily throughout Alaska. As a result of this geographic concentration, the Company's growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Though limited to one geographical area, the concentration of credit risk with respect to the Company's receivables is minimized due to the large number of customers, individually small balances, short payment terms and deposit requirements for certain product lines.

        (s)    Fair Value of Financial Instruments
               SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. SFAS No. 107 specifically excludes certain items from its disclosure requirements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

        (t) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
               SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        (u)    Year 2000 Costs
               The Company charged incremental Year 2000 assessment and remediation costs to expense as incurred.

        (v)    Reclassifications
               Reclassifications have been made to the 1997 and 1998 financial statements to make them comparable with the 1999 presentation.

(2)     Acquisition
        Effective December 2, 1997, the Company purchased all of the outstanding shares of Astrolabe Group, Inc. The $1,324,000 purchase was accounted for using the purchase method. The purchase price consisted of a payment of $600,000 and the issuance of options to purchase 100,000 shares of GCI's Class A common stock for $.01 per share, expiring December 2, 2007. Options were exercised for 10,000 shares in 1999.

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

 (3)    Consolidated Statements of Cash Flows Supplemental Disclosures

        Changes in operating assets and liabilities consist of (amounts in thousands):
          Year ended December 31,                                        1999            1998             1997
                                                                     ------------    ------------    -------------
          Increase in accounts receivable                          $    (5,783)         (9,054)          (1,540)
          (Increase) decrease in income tax receivable                   1,965             490           (3,726)
          (Increase) decrease in prepaid and other current assets         (235)            388             (274)
          (Increase) decrease in inventories                              (767)            286             (575)
          Increase (decrease) in accounts payable                       (2,229)          2,585            1,050
          Increase (decrease) in accrued liabilities                       (95)         (1,914)             938
          Increase in accrued payroll and payroll related
              obligations                                                1,368             171            1,850
          Increase (decrease) in accrued income taxes                      ---            (111)             111
          Increase in deferred revenue                                   1,802           1,128              528
          Increase (decrease) in accrued interest                          (87)            423            4,941
          Increase in subscriber deposits and other current
              liabilities                                                 (944)            274              (79)
           Decrease in components of other long-term liabilities          (408)            (13)             (22)
                                                                     ------------    ------------    -------------
                                                                   $    (5,413)         (5,347)           3,202
                                                                     ============    ============    =============

        The acquisition of a business in the year ended December 31, 1997 (see note 2), net of cash acquired consists of (amounts in thousands):

          Fair value of assets acquired, net of
           liabilities assumed                                    $     1,259
          Deferred credit                                                (712)
                                                                    ------------
              Net cash used to acquire businesses                 $       547
                                                                    ============

        The holders of $10 million of convertible subordinated notes exercised their conversion rights in January 1997 resulting in the exchange of such notes for 1,538,457 shares of the Company's Class A common stock.

        Net income tax refunds received totaled $1,965,000, $4,243,000 and $1,546,000 during the years ended 1999, 1998 and 1997, respectively.

        Interest paid totaled approximately $32,900,000, $29,630,000 and $17,709,000 during the years ended 1999, 1998 and 1997, respectively.

        The Company recorded $211,000, $157,000 and $65,000 during the years ended 1999, 1998 and 1997, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

        During the years ended December 31, 1999 and 1998 the Company funded the employer matching portion of Employee Stock Purchase Plan contributions by issuing GCI Class A Common Stock valued at $1,770,000 and $1,574,000, respectively.

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

 (4)    Notes Receivable

        Notes receivable consist of the following (amounts in thousands):
                                                                                        December 31,
                                                                               -----------------------------
                                                                                     1999           1998
                                                                               --------------- -------------
               Notes receivable from officers bearing interest up to 9% or at the rate paid by the Company on its senior indebtedness,
                unsecured and secured by personal residences
                and Company common stock, due through December 1, 2004         $     3,349         1,851
               Notes receivable from others bearing interest up to 8.25% or at the rate paid by the Company on its senior indebtedness,
                unsecured and secured by property and
                equipment; due through December 31, 2004                               942           613
               Interest receivable                                                     392           256
                                                                               --------------- -------------
                 Total notes receivable                                              4,683         2,719
               Less notes receivable issued upon stock option exercise,
                classified as a component of stockholders' equity                    2,167           637
               Less current portion, including current interest receivable             449           650
                                                                               --------------- -------------
                Long-term portion, including long-term interest receivable    $      2,067         1,432
                                                                               =============== =============

 (5)    Long-term Debt

        Long-term debt consists of the following (amounts in thousands):

                                                                                        December 31,
                                                                                ----------------------------
                                                                                     1999           1998
                                                                                ------------- --------------
              Senior Notes (a)                                                 $   180,000        180,000
              Senior Holdings Loan (b)                                              87,700        106,700
              Fiber Facility (c)                                                    71,700         61,224
              Undersea Fiber and Equipment Loan Agreement (d)                          ---          3,733
                                                                                ------------- --------------
                                                                                   339,400        351,657
              Less current maturities                                                  ---          1,799
                                                                                ------------- --------------
              Long-term debt, excluding current maturities                     $   339,400        349,858
                                                                                ============= ==============

        (a) On August 1, 1997 GCI, Inc. issued $180,000,000 of 9.75% senior notes due 2007 ("Senior Notes"). The Senior Notes were issued at face value. Net proceeds to GCI, Inc. after deducting underwriting discounts and commissions totaled $174,600,000. Issuance costs of $6,496,000 are being amortized to amortization expense over the term of the Senior Notes.

               The Senior Notes are not redeemable prior to August 1, 2002. After August 1, 2002 the Senior Notes are redeemable at the option of GCI, Inc. under certain conditions and at stated redemption prices. The Senior Notes include limitations on additional indebtedness and prohibit payment of dividends, payments for the purchase, redemption, acquisition or retirement of GCI, Inc.'s stock, payments for early retirement of debt subordinate to the note, liens on property, and asset sales (excluding sales of Alaska United assets). GCI, Inc. was in compliance with all covenants during the year ending December 31, 1999. The Senior Notes are unsecured obligations of the Company.

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               Net proceeds from the stock (see note 8) and Senior Note offerings and initial draws on the new Senior Holdings Loan (see note 5(b)) facilities were used to repay borrowings outstanding under the Company's then existing credit facilities and to provide initial funding for construction of the Alaska United undersea fiber optic cable (see notes 5(c) and 9).

        (b)    The GCI Holdings, Inc., $200,000,000 ($150,000,000 as amended)
               and $50,000,000 credit facilities ("Senior Holdings Loan") mature on June 30, 2005. The Senior Holdings Loan facilities were amended in April 1999 (see below) and bear interest, as amended, at either Libor plus 1.00% to 2.50%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.00% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Borrowings under the Senior Holdings Loan facilities totaled $87,700,000 and $106,700,000 at December 31, 1999 and 1998, respectively. The Company is required to pay a commitment fee equal to 0.50% per annum on the unused portion of the commitment. Commitment fee expense on the Senior Holdings Loan totaled $533,000, $512,000 and $240,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

               On April 13, 1999, the Company amended its Holdings credit facilities. These amendments contained, among other things, provisions for payment of a one-time amendment fee of 0.25% of the aggregate commitment, an increase in the commitment fee by 0.125% per annum on the unused portion of the commitment, and an increase in the interest rate of 0.25%. The amended facilities reduce the aggregate commitment by $50 million to $200 million, and limit capital expenditures to $35 million in 1999 and $35 million in 2000 with no limits thereafter (excluding amounts paid for the Alaska United fiber optic cable system (see note 9) and to be paid for purchased satellite transponder facilities, (see note 13)). During the year ended December 31, 1999 the Company's capital expenditures net of amounts paid for the Alaska United fiber optic cable system were $25.4 million. Pursuant to the Financial Accounting Standards Board Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements," the Company recorded as additional interest expense $472,000 of deferred financing costs in the second quarter of 1999 resulting from the reduced borrowing capacity. In connection with the April 1999 amendment, the Company agreed to pay all fees and expenses of its lenders, including an amendment fee of 0.25% of the aggregate commitment, totaling $530,000.

               Proceeds of $19 million from the Preferred Stock issuance (see note 7) were used to reduce the Senior Holdings Loan outstanding indebtedness.

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
                  July 31, 2005                                                  7.500% and all remaining
                                                                                 outstanding balances

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               The facilities contain, among others, covenants requiring maintenance of specific levels of operating cash flow to indebtedness and to interest expense, and limitations on acquisitions and additional indebtedness. The facilities prohibit any direct or indirect distribution, dividend, redemption or other payment to any person on account of any general or limited partnership interest in, or shares of capital stock or other securities of Holdings or any of its subsidiaries. Holdings was in compliance with all Senior Holdings Loan facilities covenants during the year ended December 31, 1999.

               Essentially all of Holdings' assets as well as a pledge of Holdings' stock by GCI, Inc. collateralize the Senior Holdings Loan facilities.

               $3.4 million of the Senior Holdings Loan facilities have been used to provide a letter of credit to secure payment of certain access charges associated with the Company's provision of telecommunications services within the State of Alaska.

               In connection with the funding of the Senior Holdings Loan facilities, Holdings paid bank fees and other expenses of approximately $3,033,000 that are being amortized to amortization expense over the life of the agreement.

        (c) On January 27, 1998, the Company, through Alaska United, closed a $75,000,000 project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle as further described in note 9. Borrowings under the Fiber Facility totaled $71,700,000 and $61,224,000 at December 31, 1999 and 1998,
               respectively. The Fiber Facility bears interest at either Libor plus 3.0%, or at the Company's choice, the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or at the Company's choice, the lender's prime rate plus 1.25%-1.5% when the loan balance is $60,000,000 or less. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended to a 12-year term loan at any time between the second and fifth anniversary of closing the facility if the Company can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, and interest and principal installments based on the extended maturity.

               The Fiber Facility contains, among others, covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs and interest and principal installments. Alaska United was in compliance with all covenants during the year ended December 31, 1999.

               All of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska United, collateralize the Fiber Facility.

               In connection with the funding of the Fiber Facility, Alaska United paid bank fees and other expenses of $2,183,000 that are being amortized over the life of the agreement. Through January 1999 (the end of the construction period of the undersea fiber optic cable system) issuance costs were amortized to Construction in Progress. Commencing February 1999 (the month the fiber optic cable was placed in service) the issuance costs are being amortized to amortization expense.

        (d) On December 31, 1992, Leasing Company entered into a $12,000,000 loan agreement ("Undersea Fiber and Equipment Loan Agreement"), of which approximately $9,000,000 of the proceeds were used to acquire capacity on the undersea fiber optic cable system linking Seward, Alaska and Pacific City, Oregon. Concurrently, Leasing Company leased the capacity under a ten year all events, take or pay, contract with MCI (now MCI WorldCom), who subleased the capacity back to the Company. The lease and sublease agreements provide for equivalent terms of 10 years and identical monthly payments of $200,000. The proceeds of the lease agreement with MCI were pledged as primary security for the financing. The loan

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               agreement provides for monthly payments of $170,000 including principal and interest through the earlier of January 1, 2003, or until repaid. The loan agreement provides for interest at the prime rate less one-quarter percent. Additional collateral includes substantially all of the assets of Leasing Company including the fiber capacity and a security interest in all of its outstanding stock. MCI has a second position security interest in the assets of Leasing Company. The obligation was fully paid and the lease and sublease were cancelled at December 31, 1999.

        (e) GCI Cable entered into a credit facility totaling $205,000,000 effective October 31, 1996, associated with the acquisition of the Cable Companies described in the Company's annual report on Form 10-K for the year ended December 31, 1998. In August 1997, the Senior GCI Cable Loan was repaid using proceeds from the Senior Notes (see note 5(a)) and the Senior Holdings Loan (see note 5(b)).

               In connection with the funding of the loan agreement, GCI Cable, Inc. paid bank fees and other expenses of approximately $764,000 in 1996. The unamortized portion of these bank fees and other expenses (net of income tax benefit of $180,000) was recognized as an extraordinary loss on the early extinguishment of debt in 1997.

        (f) The Company entered into a $62,500,000 interim telephony credit facility with its senior lender during April 1996. In August 1997, the Credit Agreement was repaid using proceeds from the Senior Notes (see note 5(a)) and the Senior GCI Holdings Loan (see note 5(b)).

        (g) GCI issued convertible subordinated notes totaling $10,000,000 in connection with the acquisition of the Cable Companies described in the Company's annual report on Form 10-K for the year ended December 31, 1998. During January 1997, the holders of the GCI subordinated notes exercised a conversion option that allowed them to exchange their notes for GCI Class A common shares at a predetermined conversion price of $6.50 per share. As a result, the former note holders received 1,538,457 shares of GCI Class A common stock.

         (h) As consideration for MCI's (now MCI WorldCom) role in enabling Leasing Company to finance and acquire the undersea fiber optic cable capacity described at note 5(d) above, Leasing Company agreed to pay MCI $2,040,000 in sixty monthly payments of $34,000. For financial statement reporting purposes, the obligation was recorded at its remaining present value, using a discount rate of 10% per annum. The agreement was secured by a second position security interest in the assets of Leasing Company. The obligation was fully paid at December 31, 1997.

        As of December 31, 1999 maturities of long-term debt were as follows (amounts in thousands):

                  Year ending December 31,
                  2000                                   $     ---
                  2001                                         ---
                  2002                                         ---
                  2003                                      26,986
                  2004                                      59,286
                  2005 and thereafter                      253,128
                                                         -----------
                                                         $ 339,400
                                                         ===========

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(6)     Income Taxes

        Total income tax benefit was allocated as follows (amounts in thousands):
                                                                                  Years ended December 31,
                                                                                1999        1998        1997
                                                                             ---------- ----------- ----------
                  Loss from continuing operations                           $  (5,928)     (4,123)      (573)
                  Cumulative effect                                               245         ---        ---
                  Extraordinary item                                              ---         ---       (180)
                                                                             ---------- ----------- ----------
                                                                               (5,683)     (4,123)      (753)
                  Stockholders' equity, for stock option compensation
                    expense for tax purposes in excess of amounts
                    recognized for financial reporting purposes                  (211)       (157)       (65)
                                                                             ---------- ----------- ----------
                                                                            $  (5,894)     (4,280)      (818)
                                                                             ========== =========== ==========

        Income tax benefit consists of the following (amounts in thousands):
                                                                                  Years ended December 31,
                                                                                1999        1998       1997
                                                                             ---------- ----------- ----------
                  Current tax benefit:
                    Federal taxes                                           $     ---      (2,858)    (4,333)
                    State taxes                                                   ---        (521)      (830)
                                                                             ---------- ----------- ----------
                                                                                  ---      (3,379)    (5,163)
                                                                             ---------- ----------- ----------
                  Deferred tax benefit:
                    Federal taxes                                              (4,808)       (629)     3,800
                    State taxes                                                  (876)       (115)       610
                                                                             ---------- ----------- ----------
                                                                               (5,683)       (744)     4,410
                                                                             ---------- ----------- ----------
                                                                            $  (5,683)     (4,123)      (753)
                                                                             ========== =========== ==========

        Total income tax benefit differed from the "expected" income tax benefit determined by applying the statutory federal income tax rate of 34% as follows (amounts in thousands):
                                                                                  Years ended December 31,
                                                                                1999        1998        1997
                                                                             ---------- ----------- ----------
                  "Expected" statutory tax benefit                          $  (6,496)     (3,713)      (997)
                  State income taxes, net of federal benefit                     (649)       (594)      (181)
                  Income tax effect of goodwill amortization,
                    nondeductible expenditures and other items, net               469         441        107
                  Other                                                           993        (257)       318
                                                                             ---------- ----------- ----------
                                                                            $  (5,683)     (4,123)      (753)
                                                                             ========== =========== ==========

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at
        December 31, 1999 and 1998 are presented below (amounts in thousands):
                                                                                          December 31,
                                                                                       1999          1998
                                                                                  -------------- -------------
                  Net current deferred tax assets:
                     Accounts receivable, principally due to allowance for
                       doubtful accounts                                         $       715           354
                     Compensated absences, accrued for financial reporting
                       purposes                                                        1,154           804
                     Workers compensation and self insurance health reserves,
                       principally due to accrual for financial reporting
                       purposes                                                          327           244
                     Other                                                               776           545
                                                                                  -------------- -------------
                       Total current deferred tax assets                         $     2,972         1,947
                                                                                  ============== =============

                  Net long-term deferred tax assets:
                    Net operating loss carryforwards                             $    35,486        20,871
                    Alternative minimum tax credits                                    2,502         2,081
                    Deferred compensation expense for financial reporting
                       purposes in excess of amounts recognized for tax
                       purposes                                                          973         1,027
                    Employee stock option compensation expense for financial
                       reporting purposes in excess of amounts recognized for
                       tax purposes                                                       47           327
                    Sweepstakes award in excess of amounts recognized for tax
                       purposes                                                          197           201
                    Other                                                                555            99
                                                                                  -------------- -------------
                       Total long-term deferred tax assets                            39,760        24,606
                                                                                  -------------- -------------

                  Net long-term deferred tax liabilities:
                    Plant and equipment, principally due to differences in
                       depreciation                                                   62,007        56,244
                    Amortizable assets                                                 6,889         4,784
                    Costs recognized for tax purposes in excess of amounts
                       recognized for book purposes                                    1,319         1,319
                    Other                                                                406           534
                                                                                  -------------- -------------
                       Total gross long-term deferred tax liabilities                 70,621        62,881
                                                                                  -------------- -------------
                       Net combined long-term deferred tax liabilities           $    30,861        38,275
                                                                                  ============== =============

        In conjunction with the 1996 Cable Companies acquisition, the Company incurred a net deferred income tax liability of $24.4 million and acquired net operating losses totaling $57.6 million. The Company determined that approximately $20 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with its December 31, 1996 income tax returns to forego utilization of such acquired losses under Internal Revenue Code section 1.1502-32(b)(4). Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. At December 31, 1999, the Company has (1) tax net operating loss carryforwards of approximately $88.0 million that will begin expiring in 2008 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.5 million available to offset regular income taxes payable in future years. The Company's utilization of remaining acquired net operating loss carryforwards is subject to annual limitations pursuant to Internal Revenue Code section 382 which could reduce or defer the utilization of these losses.

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

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

(7)     Redeemable Preferred Stock

        The Company issued 20,000 shares of convertible redeemable accreting preferred stock ("Preferred Stock") on April 30, 1999. Proceeds totaling $20 million (before payment of expenses of $88,000) were used for general corporate purposes, to repay outstanding indebtedness, and to provide additional liquidity. The Company's amended Senior Holdings Loan facilities limit use of such proceeds (see note 5(b)). The Preferred Stock contains a $1,000 per share liquidation preference, plus accrued but unpaid dividends and fees. Prior to the four-year anniversary following closing, dividends are payable semi-annually at the rate of 8.5%, plus accrued but unpaid dividends, at the Company's option, in cash or in additional fully-paid shares of Preferred Stock. Dividends earned after the four-year anniversary of closing are payable semi-annually at the rate of 17%, plus accrued but unpaid dividends, in cash only. Dividends totaling $1,158,000, or $57.90 per share, were accrued for the year ended December 31, 1999. Mandatory redemption is required 12 years from the date of closing.

        The Company may redeem the Preferred Stock after the four-year anniversary of its issuance, and must redeem the Preferred Stock upon the occurrence of a triggering event (as defined). The holders may convert the Preferred Stock into Class A common stock of the Company at any time at a price of $5.55 per share. At any time subsequent to the third anniversary following closing, and assuming the stock is trading at no less than two times the conversion price, the Company may require immediate conversion. The Preferred Stock, subject to lender approval, is exchangeable in whole or in part, at the Company's option, into subordinated debt with terms and conditions comparable to those governing the Preferred Stock. The Preferred Stock is senior to all other classes of the Company's equity securities, and has voting rights equal to that number of shares of common stock into which it can be converted.

        Holders of the Preferred Stock shares will have the right to vote on all matters presented for vote to the holders of common stock on an as-converted basis. Additionally, as long as the Preferred Stock shares remain outstanding and unconverted, the Preferred Stock holders will have the right to vote, as a class, and the Company must obtain the written consent of holders of a majority (or higher as required by Alaska law) of that stock to take certain actions, some of which require shareholder approval necessitating amendment of the Company's Articles of Incorporation.

        Following issuance of the Preferred Stock shares, the Company's Board of Directors ("Board") expanded its size from nine to ten seats. The new Board member was elected at the June 24, 1999 Board meeting. The agreement also provides that the rights of the holders of Preferred Stock shares relating to the Board seat or observer (as defined in the Preferred Stock agreement) are to remain effective so long as any of the Preferred Stock shares remain outstanding.

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

        MCI WorldCom owns a total of 8,251,509 shares of GCI's Class A and 1,275,791 shares of GCI's Class B common stock that represent approximately 18 and 32 percent of the issued and outstanding shares of the respective class at December 31, 1999 and 1998, respectively.

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        After the transaction described in note 2, the owners of the cable television properties acquired in 1996 owned a total of 14,723,077 shares of GCI's Class A common stock representing approximately 40 percent of the issued and outstanding Class A common shares at December 31, 1996. The holders of the GCI subordinated notes exercised a conversion option in January 1997. As a result the noteholders received 1,538,457 shares of GCI's Class A common stock, some of which were sold to others in 1999.

        GCI issued 7,000,000 shares of its Class A common stock on August 1, 1997 for $7.25 per share, before deducting underwriting discounts and commissions. Net proceeds to GCI totaled $47,959,000. Other costs associated with the stock issuance totaled $1,233,000.

        Stock Option Plan
        In December 1986, GCI adopted a Stock Option Plan (the "Option Plan") in order to provide a special incentive to the Company's officers, non-employee directors, and employees by offering them an opportunity to acquire an equity interest in GCI. The Option Plan, as amended in 1999, provides for the grant of options for a maximum of 7,200,000 shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an option expires or terminates, the shares subject to the option will be available for further grants of options under the Option Plan. The Option Committee of GCI's Board of Directors administers the Option Plan.

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

        Information for the years 1997, 1998 and 1999 with respect to the Option
        Plan follows:
                                                                                        Weighted
                                                                                        Average             Range of
                                                                      Shares         Exercise Price      Exercise Prices
                                                                  -------------     ---------------    ------------------
                 Outstanding at December 31, 1996                   2,453,217            $3.54            $0.75-$6.50

               Granted                                              1,047,000            $6.36            $0.01-$7.63
               Exercised                                              (57,285)           $3.37            $0.75-$4.00
               Forfeited                                              (72,032)           $4.82            $0.75-$6.50
                                                                  -------------
                 Outstanding at December 31, 1997                   3,370,900            $4.39            $0.01-$7.63

               Granted                                              1,145,034            $6.40            $3.25-$7.25
               Exercised                                             (264,600)           $2.98            $1.00-$4.00
               Forfeited                                             (181,000)           $6.49            $4.00-$7.00
                                                                  -------------
                 Outstanding at December 31, 1998                   4,070,334            $4.95            $0.01-$7.63

               Granted                                                865,796            $4.57            $3.25-$6.00
               Exercised                                             (416,365)           $3.83            $0.01-$6.00
               Forfeited                                             (165,050)           $6.03            $0.01-$7.63
                                                                  -------------
                 Outstanding at December 31, 1999                   4,354,715            $4.94            $0.01-$7.63
                                                                  =============

                 Available for grant at December 31, 1999           1,462,496
                                                                  =============

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        Stock Options Not Pursuant to a Plan
        In June 1989, an officer was granted options to acquire 100,000 Class A common shares at $.75 per share. The options vested in equal annual increments over a five-year period, expiring in February 1999. Options to acquire 50,000 shares were exercised during 1998, and options to acquire the remaining 50,000 shares were exercised in 1999 prior to their expiration.

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

        The Company entered into a warrant agreement in exchange for services in June 1999 with certain of its legal counsel which provides for the purchase of 25,000 shares of GCI class A common stock, vesting over three years ending December 2001, with an exercise price of $3.00 per share, and expiring December 2003.

        SFAS 123 Disclosures
        The Company's stock options and warrants expire at various dates through October 2009. At December 31, 1999, 1998 and 1997, the weighted-average remaining contractual lives of options outstanding were 6.14, 6.54 and
        6.65 years, respectively.

        At December 31, 1999, 1998 and 1997, the number of exercisable shares under option was 2,509,756, 2,252,130, and 1,759,015, respectively, and the weighted-average exercise price of those options was $3.91, $3.45 and $3.01, respectively.

        The per share weighted-average fair value of stock options granted during 1999 was $4.14 per share for compensatory and $2.85 for non-compensatory options; for 1998 was $4.08 per share for compensatory and non-compensatory options; and for 1997, $6.71 per share for compensatory options and $6.50 per share for non-compensatory options. The amounts were determined as of the options' grant dates using a qualified Black-Scholes option-pricing model with the following weighted-average assumptions: 1999 - risk-free interest rate of 6.66%, volatility of 0.6455 and an expected life of 5.7 years; 1998 - risk-free interest rate of 4.75%, volatility of 0.6951 and an expected life of 5.7 years; and 1997 - risk-free interest rate of 5.46%, volatility of 1.8558 and an expected life of 5.5 years.

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        Summary information about the Company's stock options and warrants outstanding at December 31, 1999:
                            Options and Warrants Outstanding                          Options and Warrants Exercisable
          -----------------------------------------------------------------------  --------------------------------------
                                                  Weighted
                                                   Average
                                    Number        Remaining         Weighted            Number
           Range of Exercise    outstanding as   Contractual        Average         Exercisable as    Weighted Average
                 Prices           of 12/31/99       Life         Exercise Price      of 12/31/99       Exercise Price
          -----------------------------------------------------------------------  --------------------------------------
             $0.01 - $1.75          335,860          3.46            $1.31               293,335           $1.49
             $3.00 - $3.00          803,667          2.56            $3.00               787,000           $3.00
             $3.25 - $3.25          696,505          6.13            $3.25               467,805           $3.25
             $3.75 - $3.75            4,000          6.09            $3.75                 4,000           $3.75
             $4.00 - $4.00          527,100          4.96            $4.00               321,100           $4.00
             $4.50 - $5.00          364,950          9.11            $4.97                22,000           $4.55
             $6.00 - $6.00          592,500          8.15            $6.00               177,000           $6.00
             $6.50 - $6.94          470,800          7.77            $6.57               135,150           $6.54
             $7.00 - $7.00          646,000          7.26            $7.00               220,366           $7.00
             $7.25 - $7.63          380,000          7.77            $7.39                82,000           $7.53
                                -------------------------------------------------  --------------------------------------
             $0.01 - $7.63        4,821,382          6.14            $4.78             2,509,756           $3.91
                                =================================================  ======================================

        Had compensation cost for the Company's 1997, 1998 and 1999 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per common share would approximate the pro forma amounts below (in thousands except per share data):
                                                                    As Reported       Pro Forma
                                                                 ----------------- -----------------
          1997:
          Net loss                                                    $(2,183)          (3,387)
          Basic net earnings per common share                         $ (0.05)           (0.08)
          Diluted net earnings per common share                       $ (0.05)           (0.08)

          1998:
          Net loss                                                    $(6,797)          (8,697)
          Basic net loss per common share                             $ (0.14)           (0.18)
          Diluted net loss per common share                           $ (0.14)           (0.18)

          1999:
          Net loss                                                    $(9,527)         (11,714)
          Basic net loss per common share                             $ (0.21)           (0.26)
          Diluted net loss per common share                           $ (0.21)           (0.26)

        Pro forma net income (loss) reflects options granted in 1999, 1998 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above since compensation cost is reflected over the options' vesting period of generally 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

        Class A Common Shares Held in Treasury
        The Company acquired 105,000 shares of its Class A common stock in 1989 for approximately $328,000 to fund a deferred bonus agreement with an officer of the Company. The agreement provides that the balance is payable after the later of termination of employment or six months after

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        the effective date of the agreement. In 1995, 1996 and 1997, the Company acquired a total of 98,000 additional shares of Class A common stock for approximately $711,000 to fund additional deferred compensation agreements for two of its officers. In 1998 the Company acquired a total of 145,000 additional shares of Class A common stock for approximately $568,000 to fund additional deferred compensation agreements for three of its officers.

        Employee Stock Purchase Plan
        In December 1986, the Company adopted an Employee Stock Purchase Plan (the "Plan") qualified under Section 401 of the Internal Revenue Code of 1986 (the "Code"). The Plan provides for acquisition of GCI's Class A and Class B common stock at market value. The Plan permits each employee of the Company who has completed one year of service to elect to participate in the Plan. Eligible employees may elect to reduce their compensation in any even dollar amount up to 10 percent of such compensation up to a maximum of $10,000 in 1999; they may contribute up to 10 percent of their compensation with after-tax dollars, or they may elect a combination of salary reductions and after-tax contributions.

        The Company may match employee salary reductions and after tax contributions in any amount, elected by GCI's Board each year, but not more than 10 percent of any one employee's compensation will be matched in any year. The combination of salary reductions, after tax contributions and matching contributions cannot exceed 25 percent of any employee's compensation (determined after salary reduction) for any year. Matching contributions vest over six years. Employee contributions may be invested in GCI common stock, MCI WorldCom common stock, AT&T common stock, TCI Satellite Entertainment, Inc. common stock or various mutual funds. Tele-Communications, Inc. ("TCI") common stock was previously offered to employees as an investment choice but TCI's merger with AT&T in March 1999 resulted in the conversion of TCI shares of common stock into AT&T shares of common stock. TCI Satellite Entertainment, Inc. was not included in the TCI and AT&T merger, therefore its stock was not converted. Alternative investment choices may be offered by the Plan commencing as early as the third quarter of 2000.

       Employee contributions invested in GCI common stock receive up to 100% matching, as determined by GCI's Board each year, in GCI common stock. Employee contributions invested in other than GCI common stock receive up to 50% matching, as determined by the GCI's Board each year, in GCI common stock. The Company's matching contributions allocated to participant accounts totaled approximately $2,448,000, $2,278,000 and $1,800,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The Plan may, at its discretion, purchase shares of GCI common stock from GCI at market value or may purchase GCI's common stock on the open market. In 1998 and 1999 the Company funded employer-matching contributions through the issuance of new shares of GCI common stock rather than market purchases and expects to continue to do so in 2000.

(9)    Fiber Optic Cable System
       In early February 1999 the Company completed construction of its fiber optic cable system with commercial services commencing at that time. The cities of Anchorage, Juneau and Seattle are connected via a subsea route. Subsea and terrestrial connections extended the fiber optic cable to Fairbanks via Whittier and Valdez. The total system cost was approximately $125 million, portions of which were allocated to Cost of Sales and to Other Assets in 1999 (see note 13) in connection with the sale of fiber capacity.

(10)   Industry Segments Data
       The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information."

       The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manage and offer distinct products with different production and delivery processes.

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       The Company has four reportable segments as follows:

         Long-distance services. A full range of common-carrier long-distance services is offered to commercial, government, other telecommunications companies and residential customers, through its networks of fiber optic cables, digital microwave, and fixed and transportable satellite earth stations.

         Cable services. The Company provides cable television services to residential, commercial and government users in the State of Alaska. The Company's cable systems serve 26 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks and Juneau. Cable plant upgrades in 1999 and 1998 enabled the Company to offer digital cable television services in Anchorage and retail cable modem service (through its Internet services segment) in Anchorage, Fairbanks and Juneau, complementing its existing service offerings. The Company plans to expand its product offerings as plant upgrades are completed in other communities in Alaska.

         Local access services. The Company introduced facilities based competitive local exchange services in Anchorage in 1997. The Company plans to provide similar competitive local exchange services in Alaska's other major population centers.

         Internet services. The Company began offering wholesale and retail Internet services in 1998. Deployment of the new undersea fiber optic cable (see note 9) allowed the Company to offer enhanced services with high-bandwidth requirements.

     Services provided by the Company that are included in the "Other" segment in the tables that follow are managed services, product sales, cellular telephone services, and the results of insignificant business units described above which do not meet the quantitative thresholds for determining reportable segments. None of these business units have ever met the quantitative thresholds for determining reportable segments. Also included in the Other segment is a $19.5 million sale of undersea fiber optic cable system capacity in 1999, and corporate related expenses including marketing, customer service, management information systems, accounting, legal and regulatory, human resources and other general and administrative expenses.

     The Company evaluates performance and allocates resources based on (1) earnings or loss from operations before depreciation, amortization, net interest expense and income taxes, and (2) operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in note 1. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

     All revenues are earned through sales of services and products within the United States of America ("USA"). All of the Company's long-lived assets are located within the USA.

     Summarized financial information concerning the Company's reportable segments follows (amounts in thousands):
                                                      Long-                     Local
                                                    Distance       Cable        Access     Internet
                                                    Services      Services     Services    Services     Other       Total
                                                 --------------------------------------------------------------------------
                          1999
                          ----
         Revenues:
           Intersegment                             $  8,518        1,942        3,937         207         ---      14,604
           External                                  159,722       61,146       15,543       9,120      33,648     279,179
                                                 --------------------------------------------------------------------------
              Total revenues                         168,240       63,088       19,480       9,327      33,648     293,783
                                                 --------------------------------------------------------------------------
         Cost of sales and services:
           Intersegment                                3,430          ---        1,255       9,369         ---      14,054
           External                                   80,970       15,478        7,892       3,151      14,976     122,467
                                                 --------------------------------------------------------------------------
              Total cost of sales and services        84,400       15,478        9,147      12,520      14,976     136,521
                                                 --------------------------------------------------------------------------

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                                                      Long-                     Local
                                                    Distance       Cable        Access     Internet
                                                    Services      Services     Services    Services     Other       Total
                                                 --------------------------------------------------------------------------
         Contribution:
           Intersegment                                5,088        1,942        2,682      (9,162)       ---          550
           External                                   78,752       45,668        7,651       5,969      18,672     156,712
                                                 --------------------------------------------------------------------------
              Total contribution                      83,840       47,610       10,333      (3,193)     18,672     157,262

         Selling, general and administrative
           expenses                                   22,789       15,092        9,269       4,531      46,601      98,282
                                                 --------------------------------------------------------------------------
         Earnings (loss) from operations before
           depreciation, amortization, net
           interest expense, income taxes and
           cumulative effect of a change in
           accounting principle                       61,051       32,518        1,064      (7,724)    (27,929)     58,980
         Depreciation and amortization                16,270       17,626        3,281       1,128       4,375      42,680
                                                 --------------------------------------------------------------------------
         Operating income (loss)                    $ 44,781       14,892       (2,217)     (8,852)    (32,304)     16,300
                                                 ==========================================================================

         Total assets                               $219,806      310,421       28,364      20,311      64,249     643,151
                                                 ==========================================================================

         Capital expenditures                       $ 17,626        7,186        3,207       5,991       2,563      36,573
                                                 ==========================================================================
                          1998
                          ----
         Revenues:
           Intersegment                             $  2,716        1,330        1,284         ---         ---       5,330
           External                                  157,350       57,640        9,908       6,082      15,815     246,795
                                                 --------------------------------------------------------------------------
              Total revenues                         160,066       58,970       11,192       6,082      15,815     252,125
                                                 --------------------------------------------------------------------------
         Cost of sales and services:
           Intersegment                                1,284          ---        1,254       2,727         ---       5,265
           External                                   79,323       13,407        6,113       3,402      13,828     116,073
                                                 --------------------------------------------------------------------------
              Total cost of sales and services        80,607       13,407        7,367       6,129      13,828     121,338
                                                 --------------------------------------------------------------------------
         Contribution:
           Intersegment                                1,432        1,330           30      (2,727)        ---          65
           External                                   78,027       44,233        3,795       2,680       1,987     130,722
                                                 --------------------------------------------------------------------------
              Total contribution                      79,459       45,563        3,825         (47)      1,987     130,787

         Selling, general and administrative
           expenses                                   21,019       15,630        8,477         782      43,925      89,833
                                                 --------------------------------------------------------------------------

         Earnings (loss) from operations before
           depreciation, amortization, net
           interest expense and income taxes          58,440       29,933       (4,652)       (829)    (41,938)     40,954
         Depreciation and amortization                 6,976       17,281        2,597         501       4,690      32,045
                                                 --------------------------------------------------------------------------
         Operating income (loss)                    $ 51,464       12,652       (7,249)     (1,330)    (46,628)      8,909
                                                 ==========================================================================

         Total assets                               $231,727      320,305       31,062      16,535      49,816     649,445
                                                 ==========================================================================

         Capital expenditures                       $110,177       20,727        8,104       3,836       6,129     148,973
                                                 ==========================================================================

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                                                      Long-                     Local
                                                    Distance       Cable        Access     Internet
                                                    Services      Services     Services    Services     Other       Total
                                                 --------------------------------------------------------------------------
                          1997
                          ----
         Revenues:
           Intersegment                             $    ---          516          ---         ---         172         688
           External                                  154,681       55,165          610         182      13,171     223,809
                                                 --------------------------------------------------------------------------
              Total revenues                         154,681       55,681          610         182      13,343     224,497
                                                 --------------------------------------------------------------------------
         Cost of sales and services:
           Intersegment                                  ---          ---          472         ---         ---         472
           External                                   86,346       12,610          739         241      11,141     111,077
                                                 --------------------------------------------------------------------------
              Total cost of sales and services        86,346       12,610        1,211         241      11,141     111,549
                                                 --------------------------------------------------------------------------
         Contribution:
           Intersegment                                  ---          516         (472)        ---         172         216
           External                                   68,335       42,555         (129)        (59)      2,030     112,732
                                                 --------------------------------------------------------------------------
              Total contribution                      68,335       43,071         (601)        (59)      2,202     112,948

         Selling, general and administrative
           expenses                                   18,724       18,812        2,802          26      33,219      73,583
                                                 --------------------------------------------------------------------------
         Earnings (loss) from operations before
           depreciation, amortization, net
           interest expense, income taxes and
           extraordinary item                         49,611       24,259       (3,403)        (85)    (31,017)     39,365
         Depreciation and amortization                 6,676       13,320          525           3       3,243      23,767
                                                 --------------------------------------------------------------------------
         Operating income (loss)                    $ 42,935       10,939       (3,928)        (88)    (34,260)     15,598
                                                 ==========================================================================

         Total assets                               $161,968      311,643       20,357       8,510      42,824     545,302
                                                 ==========================================================================

         Capital expenditures                       $ 23,107       18,199        9,379       7,496       6,463      64,644
                                                 ==========================================================================

         ---------------
         Long-distance services, local access service and Internet services are billed utilizing a unified accounts receivable system and are not reported separately by business segment. All such accounts receivable are included above in the long-distance services segment for all periods presented.

         A reconciliation of total segment revenues to consolidated revenues follows:
         Years ended December 31,                                                1999             1998           1997
                                                                            --------------- --------------- --------------
         Total segment revenues                                            $    293,783          252,125        224,497
         Less intersegment revenues eliminated in consolidation                 (14,604)          (5,330)          (688)
                                                                            --------------- --------------- --------------
              Consolidated revenues                                        $    279,179          246,795        223,809
                                                                            =============== =============== ==============

         A reconciliation of total segment earnings from operations before depreciation, amortization, net interest expense, income taxes and cumulative effect of a change in accounting principle to consolidated net loss before income taxes and cumulative effect of a change in accounting principle follows:


                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

         Years ended December 31,                                                1999             1998           1997
                                                                            -------------- ---------------- --------------
         Total segment earnings from operations before depreciation, amortization, net interest expense, income taxes,
           extraordinary item and cumulative effect of a change in
           accounting principle                                            $     58,980           40,954         39,365
         Less intersegment contribution eliminated in consolidation                (550)             (65)          (216)
                                                                            -------------- ---------------- --------------
              Consolidated earnings from operations before depreciation, amortization, net interest expense, income taxes,
                extraordinary item and cumulative effect of a change in
                accounting principle                                             58,430           40,889         39,149
         Depreciation and amortization                                           42,680           32,045         23,767
                                                                            -------------- ---------------- --------------
              Consolidated operating income                                      15,750            8,844         15,382
         Interest expense, net                                                  (30,616)         (19,764)       (17,617)
                                                                            -------------- ---------------- --------------
              Consolidated net loss before income taxes, extraordinary
                item and cumulative effect of a change in accounting
                principle                                                  $    (14,866)         (10,920)        (2,235)
                                                                            ============== ================ ==============

       A reconciliation of total segment operating income to consolidated net loss before income taxes and extraordinary item follows:
         Years ended December 31,                                                1999             1998           1997
                                                                            --------------- --------------- --------------
         Total segment operating income                                    $     16,300            8,909         15,598
         Less intersegment contribution eliminated in consolidation                (550)             (65)          (216)
                                                                            --------------- --------------- --------------
              Consolidated operating income                                      15,750            8,844         15,382
         Interest expense, net                                                  (30,616)         (19,764)       (17,617)
                                                                            --------------- --------------- --------------
              Consolidated net loss before income taxes, extraordinary
                item and cumulative effect of a change in accounting
                principle                                                  $    (14,866)         (10,920)        (2,235)
                                                                            =============== =============== ==============

        The Company provides message telephone service to MCI WorldCom (see note
        12) and Sprint, major customers. The Company earned revenues, net of discounts, included in the long-distance segment, pursuant to a contract with Sprint totaling approximately $19,770,000, $25,244,000 and $22,956,000 for the years ended December 31, 1999, 1998 and 1997 respectively. As a percentage of total revenues, Sprint revenues totaled 7.1%, 10.2% and 10.3% for the years ended December 31, 1999, 1998 and 1997 respectively.

(11)   Fair Value of Financial Instruments

       The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.


                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

            (Amounts in thousands)                   1999                      1998
                                           ------------------------- -------------------------
                                             Carrying      Fair        Carrying      Fair
                                              Amount       Value        Amount       Value
                                           ------------------------- -------------------------
         Short-term assets                   $ 68,864       68,864       56,367        56,367
         Notes receivable                    $  2,067        2,067        1,432         1,432
         Short-term liabilities              $ 35,194       35,194       40,190        40,190
         Long-term debt and capital lease
            obligations                      $340,500      356,214      351,533       380,153

       The following methods and assumptions were used to estimate fair values:

           Short-term assets: The fair values of cash and cash equivalents, net receivables, notes receivable and refundable deposit approximate their carrying values due to the short-term nature of these financial instruments.

           Notes receivable: The carrying value of notes receivable is estimated to approximate fair values. Although there are no quoted market prices available for these instruments, the fair value estimates were based on the change in interest rates and risk related interest rate spreads since the notes origination dates.

           Short-term liabilities: The fair values of current maturities of long-term debt and capital lease obligations, accounts payable, accrued interest, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments.

           Long-term debt and capital lease obligations: The fair value of long-term debt is based primarily on discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers.

 (12)   Related Party Transactions
        Pursuant to the terms of a contract with MCI WorldCom, a major shareholder of GCI (see note 8), the Company earned revenues, net of discounts, of approximately $40,450,000, $35,991,000 and $33,962,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As a percentage of total revenues, MCI WorldCom revenues totaled 14.5%, 14.6% and 15.2% for the years ended December 31, 1999, 1998 and 1997 respectively. Amounts receivable, net of accounts payable, from MCI WorldCom totaled $9,111,000 and $4,836,000 at December 31, 1999 and 1998, respectively. The Company paid MCI WorldCom for distribution of its traffic in the lower 49 states amounts totaling approximately $10,623,000, $12,639,000 and $14,319,000 for the years ended December
        31, 1999, 1998 and 1997, respectively.

        The Company entered into a long-term capital lease agreement in 1991 with the wife of the Company's president for property occupied by the Company. The Company guarantees the lease. The lease term is 15 years with monthly payments increasing in $800 increments at each two-year anniversary of the lease. Monthly lease costs will increase to $18,400 effective October 2001. If the owner sells the premises prior to the end of the tenth year of the lease, the owner will rebate to the Company one-half of the net sales price received in excess of $900,000. If the property is not sold prior to the tenth year of the lease, the owner will pay the Company the greater of one-half of the appreciated value of the property over $900,000, or $500,000. The leased asset was capitalized in 1991 at the owner's cost of $900,000 and the related obligation was recorded in the accompanying financial statements.

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        GCI Cable, Inc. ("GCI Cable") is a party to a Management Agreement with PMLP. Certain of the Prime sellers are affiliated with PMLP. The Management Agreement began on November 1, 1996 and expires on October 31, 2005, however, it can be terminated earlier upon loss of a license to operate the systems, sale of the systems, breach of contract, or upon exercise of an option to terminate the Management Agreement by PMLP or GCI Cable any time after October 31, 2000. The agreement was amended December 15, 1998.

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
             (plus reimbursement for certain expenses)

        In connection with the agreement, GCI Cable received services valued at approximately $334,000, $752,000 and $1,040,000 including reimbursable expenses for the periods ended December 31, 1999, 1998 and 1997, respectively.

 (13)   Commitments and Contingencies

        Leases
        The Company as Lessee. The Company leases business offices, has entered into site lease agreements and uses certain equipment and satellite transponder capacity pursuant to operating lease arrangements. Rental costs under such arrangements amounted to approximately $13,678,000, $11,609,000 and $11,574,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

        A summary of future minimum lease payments for all leases as of December
        31, 1999 follows:
           Year ending December 31:                                             Operating      Capital
                                                                              ------------- -------------
                                                                                 (Amounts in thousands)
             2000                                                            $       7,498           732
             2001                                                                    4,051           114
             2002                                                                    2,608           478
             2003                                                                    2,454           373
             2004                                                                    1,277           230
             2005 and thereafter                                                     6,607           413
                                                                              ------------- -------------
              Total minimum lease payments                                   $      24,495         2,340
                                                                              =============
              Less amount representing interest                                                     (666)
              Less current maturities of obligations under capital leases                           (574)
                                                                                            -------------
              Subtotal - long-term obligations under capital leases                                1,100
              Less long-term obligations under capital leases due to
                 related party, excluding current maturities                                        (353)
                                                                                            -------------
              Long-term obligations under capital leases, excluding
                 related party,  excluding current maturities                              $         747
                                                                                            =============

        The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets. It is expected that in the normal course of business, except for satellite transponder capacity, leases that expire will be renewed or replaced by leases on other properties.

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        The Company as Lessor. In 1999 the Company signed agreements with a large commercial customer for the lease of three DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the lower 48 states. The lease agreements are for three years with renewal options. A summary of minimum future operating lease rentals follows:

           Year ending December 31,
             2000                                       $  4,733
             2001                                          4,733
             2002                                            919
                                                         --------
              Total minimum lease rentals               $ 10,385
                                                         ========

        Future Fiber Capacity Sale
        An agreement was executed effective July 1999 for a second $19.5 million sale of fiber capacity to Alaska Communications Systems. The agreement requires Alaska Communications Systems to acquire $19.5 million of additional capacity during the 18-month period following the effective date of the contract. Costs associated with the capacity to be sold have been classified as Other Assets in the accompanying consolidated financial statements at December 31, 1999.

        Deferred Compensation Plan
        During 1995, the Company adopted a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. The Company may, at its discretion, contribute matching deferrals equal to the rate of matching selected by the Company. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of the Company with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled approximately $60,000, $117,000 and $58,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

        Satellite Transponders
        The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The satellite was successfully launched in January 2000 and delivered to the Company on March 5, 2000. The Company intends to finance the satellite transponders pursuant to a long-term capital lease agreement with a leasing company. The Company will continue to lease transponder capacity on the PanAmSat Galaxy IX satellite until its communications traffic is successfully transitioned to the new satellite transponders.

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        Self-Insurance
        The Company is self-insured for losses and liabilities related primarily to health and welfare claims up to predetermined amounts above which third party insurance applies. A reserve of $600,000 and $545,000 was recorded at December 31, 1999 and 1998, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserve. While management uses what it believes is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

        Litigation and Disputes
        The Company is involved in various lawsuits, billing disputes, legal proceedings and regulatory matters that have arisen in the normal course of business. While the ultimate results of these items cannot be predicted with certainty, management does not expect at this time the resolution of them to have a material adverse effect on the Company's financial position, results of operations or its liquidity.

        Cable Service Rate Reregulation
        Effective March 31, 1999, the rates for cable programming services (service tiers above basic service) are no longer regulated. This regulation ended pursuant to provisions of the Telecommunications Act of 1996 and the regulations adopted pursuant thereto by the FCC. Federal law still permits regulation of basic service rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system's subscribers request such regulation by filing a petition with the RCA. At December 31, 1999, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. (The Juneau system serves 8.0% of the Company's total basic service subscribers at December 31, 1999.) Juneau's current rates have been approved by the RCA and there are no other pending filings with the RCA, therefore, there is no refund liability for basic service at this time.

        Year 2000
        The Company initiated a company-wide program in 1998 to ensure that our date-sensitive information, telephony, cable, Internet and business systems, and certain other equipment would properly recognize the Year 2000 as a result of the century change on January 1, 2000. The program focused on the hardware, software, embedded chips, third-party vendors and suppliers as well as third-party networks that were associated with the identified systems. The Company substantially completed the program during third quarter 1999 and its systems did not experience any significant disruptions as a result of the century change.

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        Costs related to the Year 2000 issue have been expensed as incurred and are funded through the Company's operating cash flows. In total, the Company has expensed incremental remediation costs totaling $2.3 million through December 31, 1999, with remaining incremental remediation costs in 2000 estimated at approximately $400,000.

        The Company did not defer any critical information technology projects because of its Year 2000 program efforts, which were addressed primarily through a dedicated team within the Company's information technology group.

        Universal Service Fund Appeal
        During the year ended December 31, 1999 the Company recorded revenues and accounts receivable totaling approximately $1 million from the Universal Service Fund ("USF") for Internet services provided to certain rural public school districts in Alaska. The USF refused payment of the submitted billings, and the Company has appealed that decision. Management believes the Company's position is sustainable, however no assurance can be given with respect to the ultimate outcome of such appeal. If the appeal results in disallowance of the disputed billings, such loss could have an impact on the Company's financial position, results of operations and cash flows in the year the decision is rendered.

(14)    Supplementary Financial Data

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1999 and 1998 (amounts in thousands, except per share amounts):
                                                           First       Second        Third      Fourth       Total
                                                           Quarter     Quarter      Quarter     Quarter      Year
                                                           -------     -------      -------     -------      -----
       1999
       ----
       Total revenues                                 $    61,338      83,659       67,340      66,842      279,179
       Net earnings (loss)                            $    (4,865)      2,491       (3,537)     (3,616)      (9,527)
       Basic earnings (loss) per common share:
         Net earnings (loss) before cumulative
           effect of a change in accounting
           principle (1)                              $     (0.09)       0.04        (0.08)      (0.08)       (0.20)
         Cumulative effect of a change in
           accounting principle                       $     (0.01)        ---          ---         ---        (0.01)
                                                       ------------ ----------- ------------ ----------- ------------
         Net earnings (loss) (1)                      $     (0.10)       0.04        (0.08)      (0.08)       (0.21)
                                                       ============ =========== ============ =========== ============
       Diluted earnings (loss) per common share:
         Net earnings (loss) before cumulative
           effect of a change in accounting
           principle (1)                              $     (0.09)       0.04        (0.08)      (0.08)       (0.20)
         Cumulative effect of a change in
           accounting principle                       $     (0.01)        ---          ---         ---        (0.01)
                                                       ------------ ----------- ------------ ----------- ------------
         Net earnings (loss) (1)                      $     (0.10)       0.04        (0.08)      (0.08)       (0.21)
                                                       ============ =========== ============ =========== ============

       1998
       ----
       Total revenues                                 $    58,152      62,941       62,766      62,936      246,795
       Net loss                                       $    (1,616)     (2,066)      (2,076)     (1,039)      (6,797)
       Basic net loss per common share (1)            $     (0.03)      (0.04)       (0.04)      (0.02)       (0.14)
       Diluted net loss per common share (1)          $     (0.03)      (0.04)       (0.04)      (0.02)       (0.14)

       ------------
       1 Due to rounding, the sum of quarterly loss per common share amounts may not agree to year-to-date loss per common share amounts.

                                     PART IV


Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                            Page No.
                                                                                                            --------
(a)(l) Consolidated Financial Statements
           Included in Part II of this Report:

                  Independent Auditor's Report..............................................................69

                  Consolidated Balance Sheets, December 31, 1999 and 1998...................................70 -- 71

                  Consolidated Statements of Operations,
                     Years ended December 31, 1999, 1998 and 1997...........................................72

                  Consolidated Statements of Stockholders' Equity,
                     Years ended December 31, 1999, 1998 and 1997...........................................73

                  Consolidated Statements of Cash Flows,
                     Years ended December 31, 1999, 1998 and 1997...........................................74

                  Notes to Consolidated Financial Statements................................................75 -- 100

(a)(2) Consolidated Financial Statement Schedules

           Included in Part IV of this Report:

                  Independent Auditors' Report..............................................................107

                  Schedule VIII - Valuation and Qualifying Accounts,
                     Years ended December 31, 1999, 1998 and 1997...........................................108

Other schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(b)     Exhibits

        Listed below are the exhibits that are filed as a part of this Report
        (according to the number assigned to them in Item 601 of Regulation
        S-K):
        Exhibit No.                                            Description
      ----------------------------------------------------------------------------------------------------------------
          3.1            Restated Articles of Incorporation of The Company dated August 16, 1993. (23)
          3.2            Amended and Restated Bylaws of The Company dated January 28, 2000 *
          4.1            1997 Amendment No. 1 to Voting Agreement dated October 31, 1996, among Prime II Management
                            L.P., as agent for the Voting Prime Sellers, MCI Telecommunications Corporation, Ronald
                            A. Duncan, Robert M. Walp and TCI GCI, Inc. (23)
          10.1           Employee stock option agreements issued to individuals Spradling, Strid, Behnke, and
                            Lewkowski (3)
          10.3           Westin Building Lease (5)
          10.4           Duncan and Hughes Deferred Bonus Agreements (6)
          10.5           Compensation Agreement between General Communication, Inc. and William C. Behnke dated
                            January 1, 1997 (19)
          10.6           Order approving Application for a Certificate of Public Convenience and Necessity to
                            operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility
                            within Alaska (3)
          10.7           1986 Stock Option Plan, as amended (21)
          10.8           Loan agreement between National Bank of Alaska and GCI Leasing Co., Inc. dated December
                            31, 1992 (4)
          10.13          MCI Carrier Agreement between MCI Telecommunications Corporation and General
                            Communication, Inc. dated January 1, 1993 (8)
          10.14          Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (8)
          10.15          Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated
                            August 13, 1993 (9)
          10.16          Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
          10.17          Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August
                            13, 1993 (9)
          10.19          Summary Plan Description pertaining to the Revised Qualified Employee Stock Purchase Plan
                            of General Communication, Inc. (10)
          10.20          The GCI Special Non-Qualified Deferred Compensation Plan (11)
          10.21          Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and
                            GCI Communication Corp. (11)
          10.23          Management Agreement, between Prime II Management, L.P., and GCI Cable, Inc., dated
                            October 31, 1996 (12)
          10.25          Licenses: (5)
          10.25.1           214 Authorization
          10.25.2           International Resale Authorization
          10.25.3           Digital Electronic Message Service Authorization
          10.25.4           Fairbanks Earth Station License
          10.25.5           Fairbanks (Esro) Construction Permit for P-T-P Microwave Service
          10.25.6           Fairbanks (Polaris) Construction Permit for P-T-P Microwave Service
          10.25.7           Anchorage Earth Station Construction Permit
          10.25.8           License for Eagle River P-T-P Microwave Service
          10.25.9           License for Juneau Earth Station
          10.25.10          Issaquah Earth Station Construction Permit
          10.26          ATU Interconnection Agreement between GCI Communication Corp. and Municipality of
                            Anchorage, executed January 15, 1997 (18)
          10.29          Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI,
                            ACNJI and ACNKSI (12)

        Exhibit No.                                            Description
      ----------------------------------------------------------------------------------------------------------------
          10.30          Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and
                            Alaska Cablevision, Inc. (12)
          10.31          Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and
                            McCaw/Rock Homer Cable System, J.V. (12)
          10.32          Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and
                            McCaw/Rock Seward Cable System, J.V. (12)
          10.33          Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among
                            General Communication, Inc., and the Prime Sellers Agent (13)
          10.34          First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General
                            Communication, Inc., ACNFI, ACNJI and ACNKSI (13)
          10.36          Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order
                            U-96-89(8) dated January 14, 1997 (18)
          10.37          Amendment to the MCI Carrier Agreement executed April 20, 1994 (18)
          10.38          Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (16)
          10.39          MCI Carrier Addendum--MCI 800 DAL Service effective February 1, 1994 (16)
          10.40          Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (16)
          10.41          Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (16)
          10.42          Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (18)
          10.43          Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (16)
          10.44          Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (20)
          10.45          First Amendment to Contract for Alaska Access Services between General Communication, Inc.
                            and MCI Telecommunications Corporation dated April 1, 1996 (20)
          10.46          Service Mark License Agreement between MCI Communications Corporation and General
                            Communication, Inc. dated April 13, 1994 (19)
          10.47          Radio Station Authorization (Personal Communications Service License), Issue Date June
                            23, 1995 (19)
          10.48          Framework Agreement between National Bank of Alaska (NBA) and General Communication,
                            Inc. dated October 31, 1995 (17)
          10.49          1997 Call-Off Contract between National Bank of Alaska (NBA) and General Communication,
                            Inc. (GCI) dated November 1, 1996 (20)
          10.50          Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc.
                            and GCI Network Systems dated April 1, 1992 (20)
          10.51          Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August
                            1, 1996 (20)
          10.52          Lease Agreement dated September 30, 1991 between RDB Company and General Communication,
                            Inc. (3)
          10.53          Certificate of Public Convenience and Necessity No. 436 for Telecommunications Service
                            (Relay Services) (19)
          10.54          Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings
                            dated September 23, 1996 (19)
          10.55          Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (19)
          10.56          Contract for Alaska Access Services among General Communication, Inc. and GCI
                            Communication Corp., and Sprint Communications Company L.P. dated June 1, 1993 (20)
          10.57          First Amendment to Contract for Alaska Access Services between General Communication,
                            Inc. and Sprint Communications Company L.P. dated as of August 7, 1996 (20)
          10.58          Employment and Deferred Compensation Agreement between General Communication, Inc. and
                            John M. Lowber dated July 1992 (19)
          10.59          Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated August 15, 1994 (19)
          10.60          Transponder Lease Agreement between General Communication Incorporated and Hughes
                            Communications Satellite Services, Inc., executed August 8, 1989 (9)
          10.61          Addendum to Galaxy X Transponder Purchase Agreement between GCI Communi-


        Exhibit No.                                            Description
      ----------------------------------------------------------------------------------------------------------------
                            cation Corp. and Hughes Communications Galaxy, Inc.
                            dated August 24, 1995 (19)
          10.62          Order Approving Application, Subject to Conditions; Requiring Filing; and Approving
                            Proposed Tariff on an Inception Basis, dated February 4, 1997 (19)
          10.63          Resale Solutions Switched Services Agreement between Sprint Communications Company L.P.
                            and GCI Communications, Inc. dated May 31, 1996 (20)
          10.64          Commitment Letter from Credit Lyonnais New York Branch, NationsBank of Texas, N.A. and
                            TD Securities (USA) Inc. for Fiber Facility dated as of July 3, 1997 (19)
          10.65          Commitment Letter from NationsBank for Credit Facility dated July 2, 1997 (19)
          10.66          Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp.
                            dated as of July 11, 1997. (23)
          10.67          Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System
                            Partnership Contract Variation No. 1 dated as of December 1, 1997. (23)
          10.68          $200,000,000 Amended and Restated Credit Agreement between GCI Holdings, Inc. and
                            NationsBank of Texas, N.A., as administrative agent, Credit Lyonnais New York Branch, as documentation agent, and TD Securities (USA), Inc. as syndication agent, dated as of November 14, 1997. (23)
          10.69          $50,000,000 Amended and Restated Credit Agreement between GCI Holdings, Inc. and
                            NationsBank of Texas, N.A., as administrative agent, Credit Lyonnais New York Branch, as documentation agent, and TD Securities (USA), Inc. as syndication agent, dated as of November 14, 1997. (23)
          10.70          Credit and Security Agreement Dated as of January 27, 1998 among Alaska United Fiber
                            System Partnership as Borrower and The Lenders Referred to Herein and Credit Lyonnais
                            New York Branch as Administrative Agent and NationsBank of Texas, N.A. as Syndication
                            Agent and TD Securities (USA), Inc. as Documentation Agent. (24)
          10.71          Third Amendment to Contract for Alaska Access Services between General Communication,
                            Inc. and MCI Telecommunications Corporation dated February 27, 1998 (25)
          10.72          Consent and First Amendment to Credit Agreements dated November 14, 1997 (26)
          10.73          Second Amendment to $200,000,000 Amended and Restated Credit Agreement (26)
          10.74          Second Amendment to $50,000,000 Amended and Restated Credit Agreement (26)
          10.75          Third Amendment to $200,000,000 Amended and Restated Credit Agreement (26)
          10.76          Third Amendment to $50,000,000 Amended and Restated Credit Agreement (26)
          10.77          General Communication, Inc. Preferred Stock Purchase Agreement (26)
          10.78          Qualified Employee Stock Purchase Plan of General Communication, Inc., as amended and restated
                            January 01, 2000 *
          10.79          Statement of Stock Designation (Series B) (26)
          10.80          Fourth Amendment to Contract for Alaska Access Services between General Communication,
                            Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom. (27)
          10.81          Fifth Amendment to Contract for Alaska Access Services between General Communication,
                            Inc. and its wholly owned subsidiary GCI Communication Corp., and Sprint
                            Communications Company L.P. (27)
          21.1           Subsidiaries of the Registrant (23)
          23.1           Consent of KPMG LLP (Accountant for Company) *
          27.1           Financial Data Schedule *
          99             Additional Exhibits:
          99.1              The Articles of Incorporation of GCI Communication Corp. (2)
          99.2              The Bylaws of GCI Communication Corp. (2)
          99.3              The Articles of Incorporation of GCI Communication Services, Inc. (4)
          99.4              The Bylaws of GCI Communication Services, Inc. (4)
          99.5              The Articles of Incorporation of GCI Leasing Co., Inc. (4)

        Exhibit No.                                            Description
      ----------------------------------------------------------------------------------------------------------------
          99.6              The Bylaws of GCI Leasing Co., Inc. (4)
          99.7              The Bylaws of GCI Cable, Inc. (14)
          99.8              The Articles of Incorporation of GCI Cable, Inc. (14)
          99.9              The Bylaws of GCI Cable / Fairbanks, Inc. (14)
          99.10             The Articles of Incorporation of GCI Cable / Fairbanks, Inc. (14)
          99.11             The Bylaws of GCI Cable / Juneau, Inc. (14)
          99.12             The Articles of Incorporation of GCI Cable / Juneau, Inc. (14)
          99.13             The Bylaws of GCI Cable Holdings, Inc. (14)
          99.14             The Articles of Incorporation of GCI Cable Holdings, Inc. (14)
          99.15             The Bylaws of GCI Holdings, Inc.  (19)
          99.16             The Articles of Incorporation of GCI Holdings, Inc.  (19)
          99.17             The Articles of Incorporation of GCI, Inc.  (18)
          99.18             The Bylaws of GCI, Inc.  (18)
          99.19             The Bylaws of GCI Transport, Inc. (23)
          99.20             The Articles of Incorporation of GCI Transport, Inc. (23)
          99.21             The Bylaws of Fiber Hold Co., Inc. (23)
          99.22             The Articles of Incorporation of Fiber Hold Co., Inc. (23)
          99.23             The Bylaws of GCI Fiber Co., Inc. (23)
          99.24             The Articles of Incorporation of GCI Fiber Co., Inc. (23)
          99.25             The Bylaws of GCI Satellite Co., Inc. (23)
          99.26             The Articles of Incorporation of GCI Satellite Co., Inc. (23)
          99.27             The Partnership Agreement of Alaska United Fiber System (23)

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


            16           Incorporated by reference to The Company's Current Report on Form 8-K dated March 14,
                            1996, filed March 28, 1996.
            17           Incorporated by reference to The Company's Amendment to Annual Report dated December 31,
                            1995 on Form 10-K/A as amended on August 6, 1996.
            18           Incorporated by reference to The Company's Form S-3 Registration Statement (File No.
                            333-28001) dated May 29, 1997.
            19           Incorporated by reference to The Company's Amendment No. 1 to Form S-3/A Registration
                            Statement (File No. 333-28001) dated July 8, 1997.
            20           Incorporated by reference to The Company's Amendment No. 2 to Form S-3/A Registration
                            Statement (File No. 333-28001) dated July 21, 1997.
            21           Incorporated by reference to The Company's Amendment No. 3 to Form S-3/A Registration
                            Statement (File No. 333-28001) dated July 22, 1997.
            23           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997.
            24           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
            25           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1998.
            26           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
            27           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

(c)     Reports on Form 8-K

        None.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
General Communication, Inc.:


Under date of March 10, 2000, we reported on the consolidated balance sheets of General Communication, Inc. and Subsidiaries ("Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, which are included in the Company's 1999 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the consolidated financial statements, which is listed in the index in Item 14(a)(2) of the Company's 1999 Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                                     /s/

                                                     KPMG LLP





Anchorage, Alaska
March 10, 2000

                                                        Schedule VIII


                                        GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                                              Valuation and Qualifying Accounts

                                        Years ended December 31, 1999, 1998 and 1997

                                                                          Additions                 Deductions
                                                                          ---------                 ----------
                                                     Balance at    Charged to                Write-offs
                                                    beginning of   profit and                  net of      Balance at
                   Description                          year          loss        Other      recoveries    end of year
 -----------------------------------------------    -------------- ------------ ----------- -------------- ------------
                                                                          (Amounts in thousands)
 Allowance for doubtful receivables, year ended:

     December 31, 1999:                            $       887          4,224        ---          2,278         2,833
                                                    ============== ============ =========== ============== ============

     December 31, 1998:                            $     1,070          2,795        ---          2,978           887
                                                    ============== ============ =========== ============== ============

     December 31, 1997:                            $       597          3,025        ---          2,552         1,070
                                                    ============== ============ =========== ============== ============

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

Date:  March 24, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
              Signature                                        Title                                 Date
--------------------------------------      ------------------------------------------       -------------------

/s/ Carter F. Page                          Chairman of Board and Director                   March 24, 2000
--------------------------------------                                                       -------------------
Carter F. Page

/s/ Robert M. Walp                          Vice Chairman of Board and Director              March 24, 2000
--------------------------------------                                                       -------------------
Robert M. Walp

/s/ Ronald A. Duncan                        President and Director                           March 24, 2000
--------------------------------------      (Principal Executive Officer)                    -------------------
Ronald A. Duncan

/s/ Ronald R. Beaumont                      Director                                         March 24, 2000
--------------------------------------                                                       -------------------
Ronald R. Beaumont

/s/ Donne F. Fisher                         Director                                         March 24, 2000
--------------------------------------                                                       -------------------
Donne F. Fisher

                                            Director
--------------------------------------                                                       -------------------
William P. Glasgow

/s/ Stephen R. Mooney                       Director                                         March 24, 2000
--------------------------------------                                                       -------------------
Stephen R. Mooney

                                            Director
--------------------------------------                                                       -------------------
Larry E. Romrell

                                            Director
--------------------------------------                                                       -------------------
James M. Schneider

/s/ Christopher J. Shipman                  Director                                         March 24, 2000
--------------------------------------                                                       -------------------
Christopher J. Shipman

/s/ John M. Lowber                          Senior Vice President, Chief Financial           March 24, 2000
--------------------------------------      Officer, Secretary and Treasurer                 -------------------
John M. Lowber                              (Principal Financial Officer)

/s/ Alfred J. Walker                        Vice President, Chief Accounting                 March 24, 2000
--------------------------------------      Officer                                          -------------------
Alfred J. Walker                            (Principal Accounting Officer)