Form 10-K405/A
period 1999-12-31
GENERAL COMMUNICATION INC
filed 2000-04-28
CIK 808461

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]         No     .

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

     The number of shares outstanding of the registrant's common stock as of
                              April 24, 2000, was:

                   Class A common stock 47,400,689 shares; and
                     Class B common stock 3,908,149 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.



                                                                     Form 10-K/A

                           GENERAL COMMUNICATION, INC.
                        1999 ANNUAL REPORT ON FORM 10-K/A

                                TABLE OF CONTENTS

INTRODUCTION...................................................................3


PART III.......................................................................3

Item 10, Part III.  Directors and Executive Officers of the Registrant.........3

Item 11, Part III.  Executive Compensation.....................................8

Item 12, Part III.  Security Ownership of Certain Beneficial Owners
                    and Management............................................22

Item 13, Part III.  Certain Relationships and Related Transactions............29


SIGNATURES....................................................................41


                                                                     Form 10-K/A

                                  INTRODUCTION

         General Communication, Inc. ("Company") hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1999 ("Annual Report") on Form 10-K as set forth in the following pages. Specifically, the information required by Part III of Form 10-K which the Company had in its Annual Report included by incorporation by reference to certain portions of the Company's definitive Proxy Statement for its annual shareholder meeting to be held in 2000 ("Proxy Statement") and which Proxy Statement is to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is expressly filed with the Commission as an amendment to and expressly made a part of the Annual Report, i.e., Item 10, Part III, Item 11, Part III, Item 12, Part III, and Item 13, Part III of Form 10-K.


                                    PART III

(1)  Item 10, Part III.  Directors and Executive Officers of the Registrant.

         The following text is extracted from the draft Proxy Statement. The record date for purposes of this amendment to the Annual Report has been set as April 12, 2000 ("Record Date"):

                              MANAGEMENT OF COMPANY

Directors and Executive Officers

         The following table sets forth certain information about the Company's directors and executive officers as of the Record Date.
         Name                                            Age     Position
         ----                                            ---     --------
         Carter F. Page (1,2,3,4)                         68     Chairman and Director

         Ronald A. Duncan (1,3)                           47     President, Chief Executive Officer and Director

         Robert M. Walp (1,3)                             72     Vice Chairman and Director

         John M. Lowber (2)                               50     Senior Vice President, Chief Financial Officer,
                                                                 Secretary and Treasurer

         G. Wilson Hughes                                 54     Executive Vice President and General Manager

         William C. Behnke                                42     Senior Vice President-Marketing and Sales

         Richard P. Dowling                               56     Senior Vice President-Corporate Development

         Dana L. Tindall                                  38     Senior Vice President-Regulatory Affairs

                                                                     Form 10-K/A

         Name                                            Age     Position
         ----                                            ---     --------
         Ronald R. Beaumont (1,3)                         51     Director

         Donne F. Fisher (1,2,3,4,5)                      61     Director

         William P. Glasgow (1,3,5)                       41     Director

         Stephen R. Mooney (1,3,5)                        40     Director

         Larry E. Romrell (1,3,5)                         60     Director

         James M. Schneider (1,3,4,5)                     47     Director

         Paul S. Lattanzio                                36     Nominee

------------------------

   1    Member of Compensation Committee.

   2    Member of Finance Committee.

   3 The present classification of the Board is as follows: (1) Class I -- Messrs. Beaumont, Page, and Walp, whose present terms expire at the time of the 2002 annual meeting (in addition, Mr. Lattanzio is nominated to this class by management); (2) Class II -- Messrs. Duncan, Mooney and Romrell whose present terms expire at the time of the Annual Meeting; and (3) Class III -- Messrs. Fisher, Glasgow, and Schneider, whose present terms expire at the time of the 2001 annual shareholder meeting.

   4    Member of Audit Committee.

   5    Member of Option Committee.
------------------------

         Carter F. Page. Mr. Page has served as Chairman and a director of the Company since 1980. From December 1987 to December 1989, he served as a consultant to WestMarc Communications, Inc. ("WestMarc") a wholly-owned subsidiary of AT & T Corp. in matters related to the Company. Mr. Page served as President and director of WestMarc from 1972 to December 1987. Since then and as of the Record Date, he has been managing general partner of Semaphore Partners, a general partnership and investment vehicle in the communications industry. His present term as a director of the Company expires in 2002.

         Ronald A. Duncan. Nominee. Mr. Duncan is a co-founder of the Company and has been a director of the Company since 1979. Mr. Duncan has served as President and Chief Executive Officer of the Company since January 1, 1989. From 1979 through December 1988 he was the Executive Vice President of the Company. Mr. Duncan's term as director expires in 2000. He is his own nominee to the Board pursuant to the Voting Agreement. See, within this section, "-- Voting Agreement."


                                                                     Form 10-K/A

         Robert M. Walp. Mr. Walp is a co-founder of the Company and has been a director of the Company since 1979. Mr. Walp has served as Vice Chairman of the Company since January 1, 1989 and is an employee of the Company. From 1979 through 1988, he served as President and Chief Executive Officer of the Company. Mr. Walp is his own nominee to the Board pursuant to the Voting Agreement. See, within this section, "-- Voting Agreement." His present term as a director of the Company expires in 2002.

         John M. Lowber. Mr. Lowber has served as Chief Financial Officer of the Company since January 1987, as Secretary and Treasurer since July 1988 and as Senior Vice President since December 1989. He was Vice President-Administration for the Company from 1985 to December 1989. Prior to joining the Company, Mr. Lowber was a senior manager at KPMG LLP, formerly Peat Marwick Mitchell and Co.

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

         Dana L. Tindall. Ms. Tindall has served as Senior Vice President-Regulatory Affairs since January 1994. She was Vice President-Regulatory Affairs for the Company from January 1991 to January 1994. From October 1989 through December 1990, Ms. Tindall was Director of Regulatory Affairs for the Company, and she served as Manager of Regulatory Affairs for the Company from 1985 to October 1989. In addition, Ms. Tindall was an adjunct professor of telecommunications economics at Alaska Pacific University from September through December 1995.


                                                                     Form 10-K/A

         Ronald R. Beaumont. Mr. Beaumont has served as a director of the Company since his appointment by the Board in February 1999. He has more than 25 years experience in the telecommunications industry. Mr. Beaumont has been President of Operations and Technology at MCI WorldCom, Inc. ("MCI WorldCom") since September 1998. Prior to that, he was President of WorldCom Network Services from its formation, after the merger of WorldCom and MFS Communications in December 1996, to September 1998. Prior to that, he was President and Chief Executive Officer of MFS North America, Inc. from October 1994 to December 1996. Mr. Beaumont presently serves on the board of directors of Gemini Submarine Cable Systems Limited. He is one of MCI WorldCom's nominees to the Board pursuant to the Voting Agreement. See, within this section, "--Voting Agreement." His present term as a director of the Company expires in 2002.

         Donne F. Fisher. Mr. Fisher has served as a director of the Company since 1980. Mr. Fisher had been a consultant to Tele-Communications, Inc. ("TCI") from January 1996 to and a director of TCI from 1980 to March 1999 when TCI merged into AT&T Corp. From 1982 until 1996, he held various executive officer positions with TCI and its subsidiaries. Mr. Fisher had served on the board of directors of most of TCI's subsidiaries through the years. He presently manages his personal assets and is involved in the management of Fisher Capital Partners, Ltd. His present term as director of the Company expires in 2001.

         William P. Glasgow. Mr. Glasgow has served as a director of the Company since 1996. He is a managing director of Prime New Ventures Management. Since July 1996, he has been President of Prime II Management, Inc., a Delaware corporation and sole general partner of Prime II Management, L.P., a Delaware limited partnership ("Prime Management"). Previously, he was Senior Vice President-Finance from September 1991 and Vice President-Finance from February 1989 to September 1991 for that corporation. He is presently a managing director of the general partner of Prime VIII, L.P. Mr. Glasgow joined Prime Cable Corp. (an affiliate of Prime II Management, Inc.) in 1983 and served in various capacities until that corporation was liquidated in 1987. He currently serves on the boards of directors of Prime Cellular Corp., Prime II Management Group, Inc., Prime Comm, Inc., SKA Management, Inc. and @Security Broadband Corp., none of which corporations are publicly held. In the past, Mr. Glasgow has been a nominee recommended by the parties to the Voting Agreement in accordance with the terms of that agreement and at the request of Prime Management as described elsewhere in this section. See, within this section, "-- Voting Agreement." His present term as director of the Company expires in 2001.

         Paul S. Lattanzio. Nominee. Mr. Lattanzio has been a director of Administaff, Inc., a publicly traded company, since 1995. He has been a Managing Director for Toronto Dominion Capital, the private equity arm for Toronto Dominion Bank, since July


                                                                     Form 10-K/A

1999. From February 1998 to March 1999, he was a co-founder and Senior Managing Director of NMS Capital Management, LLC, a $600 million private equity fund affiliated with NationsBanc Montgomery Securities. Prior to NMS Capital, Mr. Lattanzio served in several positions with various affiliates of Bankers Trust New York Corporation for over 13 years, most recently as a Managing Director of BT Capital Partners, Inc. Mr. Lattanzio has experience in a variety of investment banking disciplines, including mergers and acquisitions, private placements an restructuring advisory areas. Mr. Lattanzio also serves on the board of directors of Medical Logistics, Inc. Mr. Lattanzio is included in management's slate of nominees to the Board at the request of holders of Company Series B preferred stock and in accordance with the terms of the Preferred Stock Offering. His term as director of the Company would expire in 2002. See, "Certain Transactions: Series B Preferred Stock" and "Company Annual Meeting:
Voting Procedure -- Voting Rights, Votes Required for Approval."

         Stephen R. Mooney. Nominee. Mr. Mooney has served as a director of the Company since his appointment by the Board in January 1999. He has been Vice President of MCI WorldCom Venture Fund, Inc. since February 1999. Prior to that, he held various corporate development positions with MCI Communications Corporation and MCImetro, Inc. Mr. Mooney presently serves on the board of directors of Telecommute Solutions, Inc. He is one of MCI WorldCom's nominees to the Board pursuant to the Voting Agreement. See, within this section, "-- Voting Agreement."

         Larry E. Romrell. Nominee. Mr. Romrell has served as a director of the Company since 1980. He has served as consultant for AT&T since March 1999. Prior to that, from 1994 to March 1999, he was an Executive Vice President of TCI and the President and a director of TCI Technology Ventures, Inc. From 1991 to 1994, Mr. Romrell was a Senior Vice President of TCI. He presently serves on the boards of directors of TV Guide, Inc. and Liberty Media Group, both of which corporations are publicly held. His term as director of the Company expires in 2000.

         James M. Schneider. Mr. Schneider has served as a director of the Company since July 1994. He has been Senior Vice President and Chief Financial Officer for Dell Computer Corporation since March 2000. Prior to that, he was Senior Vice President - Finance for Dell Computer Corporation from September 1998 to March 2000. Prior to that, from September 1996 to September 1998 he was Vice President-Finance for that corporation. Prior to that, from September 1993 to September 1996, he was Senior Vice President for MCI Communications Corporation in Washington, D.C. Mr. Schneider was with the accounting firm of Price Waterhouse from 1973 to September 1993 and was a partner in that firm from October 1983 to September 1993. His present term as director of the Company expires in 2001.


                                                                     Form 10-K/A

Legal Proceedings

         The Board is unaware of any legal proceedings which may have occurred during the past five years and which would be material to an evaluation of the ability or integrity of any director or executive officer of the Company.


Section 16(a) Beneficial Ownership Reporting Compliance

         Based upon a review of Forms 3, 4, and 5 adopted pursuant to the Exchange Act and completed and furnished to the Company by its shareholders and any amendments to those forms furnished to the Company, the Company is unaware of any director, officer, or beneficial owner of more than 10% of any class of common stock of the Company who failed to file on a timely basis, as provided in those forms, reports required under Section 16(a) of that act during the year ended December 31, 1999.


(2)      Item 11, Part III.  Executive Compensation.

         The following text is extracted from the Proxy Statement:

Director Compensation

         Board members waived and did not receive director fees for the period from July 1999 through June 2000. During the year ended December 31, 1999, the directors on the Board received no direct compensation for serving on the Board and its committees. However, they were reimbursed for travel and out-of-pocket expenses incurred in connection with attendance at meetings of the Board and its committees.

         In February 1997, the Company made contingent grants, pursuant to the Stock Option Plan, to each of Messrs. Fisher, Page, and Schneider. The corresponding option agreements were issued in February 1998. Each option was for 25,000 shares of Class A common stock with an exercise price of $7.50 per share. The options vest in 25% increments for each year that the optionee participates in at least 50% of Board meetings. As of the Record Date, options for 18,750 shares had separately vested for each of these individuals.


Executive Compensation

         Summary Compensation. The following table sets forth certain information concerning the cash and non-cash compensation earned during fiscal years 1997, 1998


                                                                     Form 10-K/A
and 1999 by the Company's Chief Executive Officer and by each of the four other most highly compensated executive officers of the Company or its subsidiaries whose individual combined salary and bonus each exceeded $100,000 during the fiscal year ended December 31, 1999 (collectively, "Named Executive Officers").


                                                 SUMMARY COMPENSATION TABLE
                                                                                      Long-Term Compensation
                                                 Annual Compensation                         Awards
                                      ----------------------------------------   ---------------------------------
                                                                                 Restricted                            All Other
                                                                Other Annual       Stock     Securities Underlying      Compen-
Name and Principal Position    Year   Salary ($)  Bonus ($)   Compensation ($)   Awards ($)      Options/SARs(#)     sation ($)(1,2)
---------------------------    ----   ----------  ---------   ----------------   ----------  ---------------------   ---------------
Ronald A. Duncan               1999       195,000     -0-           -0-             -0-              50,000               14,917
  President and Chief          1998   195,000 (3)     -0-           -0-             -0-             200,000               15,642
  Executive Officer            1997   216,649 (4)  20,400           -0-             -0-                 -0-              167,354

William C. Behnke              1999       140,004   1,883           -0-             -0-                 -0-                  496
  Senior Vice President-       1998       149,381   3,442           -0-             -0-               5,425                  372
  Marketing and Sales          1997       148,336  30,960           -0-             -0-             100,000                4,503

G. Wilson Hughes               1999       150,006   1,883           -0-             -0-              50,000               16,216
  Executive Vice President     1998       150,006     -0-           -0-             -0-                 -0-               21,341
  and General Manager          1997       150,004  29,600           -0-             -0-                 -0-              106,434

John M. Lowber                 1999       135,005   1,883           -0-             -0-                 -0-               88,063
  Senior Vice President,       1998       149,381     -0-           -0-             -0-               5,425               90,847
  Chief Financial Officer      1997       148,962  72,200           -0-             -0-             100,000               87,073
  and Secretary/Treasurer

Dana L. Tindall                1999       144,006   1,883           -0-             -0-                 -0-               21,022
  Senior Vice President-       1998       159,340     -0-           -0-             -0-               5,787               21,813
  Regulatory Affairs           1997       157,921  21,600           -0-             -0-             100,000               19,168

------------------------------
   1 The amounts reflected in this column include accruals under deferred compensation agreements between the Company and the named individuals as follows: Mr. Duncan, $60 and $150,000 in 1998 and 1997, respectively; Mr. Behnke, $114 and $4,200 in 1998 and 1997, respectively; Mr. Hughes, $4,894 and $90,113, in 1998 and 1997, respectively; and Mr. Lowber, $65,000, in each of 1999, 1998, and 1997. See, within this section, "--Employment and Deferred Compensation Agreements."

   2 The amounts reflected in this column also include matching contributions by the Company under the Stock Purchase Plan as follows: Mr. Duncan, $14,526, $15,000, and $15,000 in 1999, 1998 and 1997, respectively; Mr.
        Hughes, $15,000, $15,000, and $14,868 in 1999, 1998 and 1997,
        respectively; Mr. Lowber, $10,125, $12,857, and $12,305 in 1999, 1998
        and 1997, respectively; and Ms. Tindall, $14,064, $15,000, and $9,500 in 1999, 1998 and 1997, respectively. Amounts shown for Mr. Duncan include premiums of $132 under a term life insurance policy paid in 1999, premiums of $174 under a term life insurance policy paid in 1998, and $174 under a term life insurance policy paid in 1997; $2,000 paid to Mr. Duncan in 1997 for serving on the Board. Amounts shown for Mr. Behnke include premiums of $81 under a term life insurance policy paid in 1999, premiums of $102 under a term life insurance policy paid in 1998 and 1997. Amounts shown for Mr. Hughes include premiums of $1,216, $1,447, and $1,317 under life insurance policies paid in each of 1999, 1998 and 1997, respectively. Amounts shown for Mr. Lowber include premiums of $931, $983, and $985 under life insurance policies paid in each of 1999, 1998 and 1997, respectively. Amounts shown for Ms. Tindall include premiums of $60, $66 and $66 under a term life insurance policy paid in 1999, 1998 and 1997, respectively. Includes a waiver of accrued interest on January 1, 2000 on notes owed to the Company by Ms. Tindall and Mr. Lowber in the amounts of $6,639 and $12,007, respectively, on January 1, 1999 of $6,639 and $12,007, respectively, and on January 1, 1998 of $9,552 and $8,783, respectively.

   3 Does not include $50,000 of Mr. Duncan's 1999 salary that was paid in advance during 1998.

   4 Does not include $50,000 of Mr. Duncan's 1998 salary that was paid in advance during 1997.
------------------------


                                                                     Form 10-K/A

Option/SAR Grants

         The following table sets forth information on the individual grants of stock options (whether or not in tandem with stock appreciation rights
("SARs")), and freestanding SARs made during the Company's fiscal year ended
December 31, 1999 to its Named Executive Officers. There were no tandem SARs or freestanding SARs associated with the Company during this period.

                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                          Potential Realizable
                                                                                        Value at Assumed Annual
                                                                                          Rates of Stock Price
                                                                                            Appreciation for
                               Individual Grants                                              Option Term
---------------------------------------------------------------------------------      --------------------------
                         Number of       % of Total
                        Securities      Options/SARs     Exercise
                        Underlying       Granted to         or
                        Option/SARs       Employees        Base
                        Granted (1)    in Fiscal Year    Price (2)   Expiration
Name                        (#)             (%)           ($/Sh)        Date            5%($) (3)       10%($) (3)
----                    -----------    --------------    ---------   ----------         ---------       ----------
Ronald A. Duncan           50,000            5.6           3.25       10/29/09           310,897         591,306

William C. Behnke             -0-            -0-          - - -          - - -             - - -           - - -

G. Wilson Hughes           50,000            5.6           3.25       10/29/09           310,897         591,306

John M. Lowber                -0-            -0-          - - -          - - -             - - -           - - -

Dana L. Tindall               -0-            -0-          - - -          - - -             - - -           - - -

------------------------

   1    Options in Class A common stock.

   2 The exercise price of the options was less than the market price of the Class A common stock at the time of grant.

   3 The potential realizable dollar value of a grant is calculated as the product of (a) the difference between (i) the product of the per-share market price at the time of grant and the sum of 1 plus the adjusted stock price appreciation rate (the assumed rate of appreciation compounded annually over the term of the option or SAR) and (ii) the per-share exercise price of the option or SAR and (b) the number of securities underlying the grant at fiscal year end.
------------------------


                                                                     Form 10-K/A

Option Exercise and Fiscal Year-End Values

         The following table sets forth information concerning each exercise of stock options during the year ended December 31, 1999 by each of the Named
Executive Officers and the fiscal year-end value of unexercised options held by each of the Named Executive Officers.

                                    AGGREGATED OPTION/SAR EXERCISES
                                IN LAST FISCAL YEAR AND FISCAL YEAR END
                                            OPTION/SAR VALUES

                                                       Number of Securities               Value of Unexercised
                                                      Underlying Unexercised            In-the-Money Options/SARs
                                                Options/SARs at Fiscal Year-End (#)      at Fiscal Year-End ($) (1)
                                                -----------------------------------      --------------------------
                        Shares
                      Acquired on     Value
Name                  Exercise(#)  Realized($)    Exercisable       Unexercisable       Exercisable  Unexercisable
----                  -----------  -----------    -----------       -------------       -----------  -------------
Ronald A. Duncan        50,000        82,815            -0-             200,000               -0-            -0-

William C. Behnke          -0-           -0-        121,808             131,617           147,034         15,319

G. Wilson Hughes       230,000        37,500        250,000              80,000           656,250         30,000

John M. Lowber          50,000       212,500        225,141             130,284           223,284         26,569

Dana L. Tindall            -0-           -0-        185,262              70,525           158,420          4,340

------------------------
   1 Represents the difference between the fair market value of the securities underlying the options/SAR and the exercise price of the options/SAR based upon the last trading price on December 31, 1999.
------------------------

Employment and Deferred Compensation Agreements

         On April 30, 1991, the Company entered into a deferred compensation agreement with Mr. Hughes (as amended in 1996, "Hughes Agreement"). Under the terms of the Hughes Agreement, Mr. Hughes is entitled to an annual base salary of $150,000 and customary benefits. Pursuant to the agreement, Mr. Hughes was granted stock options in 1991 for 250,000 shares of Class A common stock at an exercise price of $1.75 per share, all of which are fully vested and exercisable. The Hughes Agreement also provides for Mr. Hughes to receive deferred compensation, with interest compounded annually at 10% of $50,000 in each of 1992, 1993, and 1994, $65,000 in 1995 and $75,000 in 1996, and each year thereafter, to vest on December 31 of each year. Mr. Hughes did not receive a contribution during the year ended December 31, 1999 or 1998. Upon termination of his employment with the Company, Mr. Hughes may elect to


                                                                     Form 10-K/A
have the full balance of the deferred compensation paid in cash, in a lump sum or in monthly installments for up to ten years. If the monthly installment method is chosen, the unpaid balance will continue to accrue interest at 10%.

         Interest accrued under the Hughes Agreement in the amounts of $15,113, $4,894, and $-0- during the years ended December 31, 1997, 1998 and 1999, respectively. In March 1997 at the request of Mr. Hughes, the Company purchased 3,687 shares of Company Class A common stock from Mr. Hughes at a purchase price of $7.75 per share to fund certain of the vested portions of Mr. Hughes' deferred compensation under the Hughes Agreement. The Company is holding these shares in treasury until they are distributed to Mr. Hughes. While in that status, the shares are not voted and may not be disposed of by the Company or Mr. Hughes. In May 1998, again at the request of Mr. Hughes, the Company purchased an additional 30,000 shares of Company Class A common stock in the open market at a price of $6.63 per share to fund the remaining balance of the vested portion of his deferred compensation balance. Mr. Hughes' interest in 10,165 of these shares had not yet vested as of the Record Date. The stock is held in treasury by the Company for the benefit of Mr. Hughes, is not voted and may not be disposed of by the Company or Mr. Hughes. In April 2000, the Company purchased an additional 10,000 shares of Class A common stock at an average cost of $5.13 per share in the open market for the benefit of Mr. Hughes.

         The Company entered into an employment and deferred compensation agreement with Mr. Lowber in July 1992. Under the terms of the agreement, as amended in 1996, Mr. Lowber is entitled to an annual base salary of $150,000 effective January 1, 1997 and customary benefits. Mr. Lowber's salary was reduced to $135,000 effective December 1, 1998 and was reinstated to $150,000 effective January 1, 2000. In addition, Mr. Lowber is eligible to receive an annual cash bonus of up to $30,000 based upon the Company's and his performance. The agreement also provides for Mr. Lowber to receive deferred compensation of $450,000 ($65,000 per year from July 1992 through July 1999).

         If Mr. Lowber's employment or position with the Company is terminated, or if he dies, the entire $450,000 will be immediately payable. The deferred compensation has been used to purchase a life insurance policy which has been collaterally assigned to the Company to the extent of premiums paid by the Company. The Company's deferred compensation contributions will be made each July 1 through 1999 and are fully vested when made. At the earlier of termination of employment or upon election by Mr. Lowber subsequent to the end of the seven-year term of the agreement, the collateral assignment of the insurance policy will be terminated. Effective April 1, 2000, Mr. Lowber's base compensation was adjusted to $175,000 per year, and his deferred compensation agreement was extended to include a continued annual contribution of $65,000.


                                                                     Form 10-K/A

         In February 1995, the Company agreed to pay deferred compensation to Mr. Behnke in the amount of $20,000 per year for each of 1995 and 1996, each contribution by the Company to vest at the end of the calendar year during which the allocation was made, and accruing interest at 10% per annum. The first allocation under the plan was made in December 1995. The interest accrued under this deferred compensation plan was $4,200, $114 and $-0- during the years ended December 31, 1997, 1998, and 1999, respectively. Effective January 1, 1997, the Company and Mr. Behnke entered into a compensation agreement ("Behnke Agreement") which provides for compensation through December 31, 2001. The Behnke Agreement provides for base compensation of $150,000 per year, increasing $5,000 annually for the years ending December 31, 1999, 2000 and 2001. The Behnke Agreement provides for target incentive compensation of $45,000 per year of which 78% will be deferred. Mr. Behnke's compensation was reduced to $135,000 effective December 1, 1998. Mr. Behnke's base compensation was increased to $175,000, and his incentive compensation reduced to $25,000, effective on November 1, 1999.

         Pursuant to the Behnke Agreement, the Company agreed to grant Mr. Behnke an option to purchase 100,000 shares of Class A common stock at an exercise price of $7.00 per share, which will vest in equal amounts on January 1, 2000, 2001 and 2002. Pursuant to the Behnke Agreement, the Company has created a deferred compensation account for Mr. Behnke in the amount of $285,000, of which $64,149 plus accrued interest of $6,314 was vested on December 31, 1999 and the rest of which will vest as earned under the incentive compensation provision of the Behnke Agreement. Mr. Behnke may direct the Company to invest the entire $285,000 in the Company's common stock. The vested portions of the deferred compensation account will be paid to Mr. Behnke upon termination of his employment with the Company. At the request of Mr. Behnke, effective October 1997, the Company purchased from him 23,786 shares of Company Class A common stock at a price of $7.78 per share to fund a portion of his deferred compensation account. As of the Record Date, Mr. Behnke had a vested interest in 9,055 of those shares held for his benefit.


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


                                                                     Form 10-K/A

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

         During the year ended December 31, 1999 and up through the Record Date, none of the Named Executive Officers had participated in this plan.

         Except as disclosed in this Proxy Statement, as of December 31, 1999 and the Record Date, there were no compensatory plans or arrangements, including payments to be received from the Company, with respect to the Named Executive Officers for the year ended December 31, 1999. This statement is limited to situations where such a plan or arrangement resulted in or will result from the resignation, retirement, or any other termination of a Named Executive Officer's employment with the Company or its subsidiaries or from a change of control of the Company or a change in that officer's responsibilities following a change in control and where the amount involved, including all periodic payments or installments, exceeded $100,000.


Long-Term Incentive Plan Awards

         The Company had no long-term incentive plan in operation during the year ended December 31, 1999.

Stock Purchase Plan

         In December 1986, the Company adopted a Qualified Employee Stock Purchase Plan which has been subsequently amended from time to time ("Stock Purchase Plan"). The plan is qualified under Section 401 of the Internal Revenue Code of 1986, as amended. All employees of the Company, who have completed at least one year of service, are eligible to participate in the plan. Eligible employees may elect to reduce their taxable compensation in any even dollar amount up to 10% of such compensation up to a maximum per employee of $10,500 for 2000. Employees may contribute up to an additional 10% of their compensation with after-tax dollars.

         Subject to certain limitations, the Company may make matching contributions of common stock for the benefit of employees. Such a contribution will vest in increments over the first six years of employment. Thereafter, they are fully vested when made.


                                                                     Form 10-K/A

No more than 10% of any one employee's compensation will be matched in any year. In addition, the combination of salary reductions, after-tax contributions and Company matching contributions for any employee cannot exceed the lesser of $30,000 or 25% of such employees' compensation (determined after salary reduction) for any year.

         Under the terms of the Stock Purchase Plan, participating eligible employees may direct their contributions to be invested in Company common stock, MCI WorldCom common stock, AT&T Corp. common stock, and various identified mutual funds. As of the Record Date, the Stock Purchase Plan was considering alternatives to these non-Company investments.

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

         As of the Record Date, there remained 72,790 shares of Class A and 464,318 shares of Class B common stock allocated to the plan and available for issuance by the Company or otherwise acquisition by the plan for the benefit of participants in the plan.


Stock Option Plan

         In December 1986, the Company adopted the 1986 Stock Option Plan. The plan has been subsequently amended from time to time.


                                                                     Form 10-K/A

         Under the plan, the Company is authorized to grant non-qualified options to purchase shares of Class A common stock to key employees of the Company, a subsidiary of the Company, or a subsidiary of a subsidiary of the Company (including officers and directors who are employees) and non-employee directors of the Company or those subsidiaries. The number of shares of Class A common stock allocated to the Stock Option Plan was increased to 7.2 million shares upon approval by the shareholders of the Company at its 1999 annual meeting. The number of shares for which options may be granted is subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations and certain other changes in corporate structure or capitalization.

         As of the Record Date, 5,507,803 shares were subject to outstanding options under the Stock Option Plan, 1,537,654 shares had been issued upon the exercise of options under the plan and 154,543 shares remained available for additional grants under the plan.

         As of the Record Date, the Stock Option Plan was administered by an option committee composed of four members of the Board, i.e., the Option Committee. The members of that committee are identified elsewhere in this Proxy Statement. See, "Management of Company: Board and Committee Meetings." The Option Committee was established by the Board in July 1997. Prior to that date, the entire Board administered the plan.

         The Option Committee selects optionees and determines the terms of each option, including the number of shares covered by each option, the exercise price and the option exercise period which, under the Stock Option Plan, may be up to ten years from the date of grant. Options granted that have not become exercisable terminate upon the termination of the employment or directorship of the optionholder. Exercisable options terminate from one month to one year after such termination, depending on the cause of such termination. If an option expires or terminates, the shares subject to such option become available for additional grants under the Stock Option Plan.


Report on Repricing of Options/SARs

         During the year ended December 31, 1999, the Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the Named Executive Officers, whether through amendment, cancellation or replacement grants, or any other means.


                                                                     Form 10-K/A

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee is composed of all members of the Board, and the identity and relationships of the Board members to the Company are described elsewhere in this Proxy Statement. See, "Management of Company: Directors and Executive Officers"; "Ownership of Company"; and "Certain Transactions." During the year ended December 31, 1999, Messrs. Duncan (a Named Executive Officer) and Walp participated in deliberations of the Compensation Committee concerning executive officer compensation other than deliberations concerning their own compensation.


Compensation Committee Report on Executive Compensation

         The duties of the Compensation Committee are as follows:

         - Prepare, on an annual basis for the review of and action by the Board, a statement of policies, goals, and plans for executive officer and Board member compensation, if any --

              - Statement is specifically to address expected performance and compensation of and the criteria on which compensation is based for the chief executive officer and such other executive officers of the Company as the Board may designate for this purpose

         - Monitor the effect of ongoing events on and the effectiveness of existing compensation policies, goals, and plans--

              - Events specifically include but are not limited to the status of the premise that all pay systems correlate with the compensation goals and policies of the Company

              -    Report from time to time, its findings to the Board

         - Monitor compensation-related publicity and public and private sector developments on executive compensation

         - Familiarize itself with and monitoring the tax, accounting, corporate, and securities law ramifications of the compensation policies of the Company, including but not limited to --

              - Comprehending a senior executive officer's total compensation package

                                                                     Form 10-K/A

              - Comprehending the package's total cost to the Company and its total value to the recipient

              - Paying close attention to salary, bonuses, individual insurance and health benefits, perquisites, loans made or guaranteed by the Company, special benefits to specific executive officers, individual pensions, and other retirement benefits

         - Establish the overall cap on executive compensation and the measure of performance for executive officers, either by predetermined measurement or by a subjective evaluation

         - Strive to make the compensation plans of the Company simple, fair, and structured so as to maximize shareholder value

         For the year ended December 31, 1999, the duties of the Compensation Committee in the area of executive compensation specifically included addressing the reasonableness of compensation paid to executive officers. In doing so, the committee took into account how compensation compared to compensation paid by competing companies as well as the Company's performance and available resources.

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

         In February 1999, the Compensation Committee established compensation levels for 1999 for all corporate officers, including the Named Executive Officers. Also at that time the Compensation Committee established structured annual incentive bonus agreements with Mr. Duncan and with each of several of its senior and other executive officers, including Messrs. Behnke, Hughes and Lowber, and Ms. Tindall. The agreements included the premise that the Company's performance, or that of a division or subsidiary, as the case may be, for purposes of compensation would be measured by the Compensation Committee against goals established at that time and were reviewed and approved by the Board. The goals included targets for revenues and cash flow standards for the Company or the relevant division or subsidiary. Targeted objectives were set and measured from time to time by the Compensation Committee. Other business achievements of the Company obtained through the efforts of an executive officer were also taken into consideration in the evaluation of performance. Performances were evaluated and no bonuses were issued as described elsewhere in this section. See, within this section, "-- Executive Compensation."


                                                                     Form 10-K/A

         During the year ended December 31, 1999 the Compensation Committee monitored and provided direction for the Stock Purchase Plan and Stock Option Plan. In addition, the Compensation Committee reviewed compensation levels of members of management, evaluated the performance of management, and considered management succession and related matters. The Compensation Committee reviewed in detail all aspects of compensation for the Named Executive Officers and other executive officers of the Company and its subsidiaries.

         The practice of the Compensation Committee in future years will likely be to continue to review directly the compensation and performance of Mr. Duncan as chief executive officer and to review recommendations by Mr. Duncan for the compensation of other senior executive officers.


Performance Graph

         The following graph includes a line graph comparing the yearly percentage change in the Company's cumulative total shareholder return on its Class A common stock during the five-year period from December 31, 1994 through December 31, 1999. This return is measured by dividing (1) the sum of (a) the cumulative amount of dividends for the measurement period (assuming dividend reinvestment, if any) and (b) the difference between the Company's share price at the end and the beginning of the measurement period, by (2) the share price at the beginning of that measurement period. This line graph is compared in the following graph with two other line graphs during that five-year period, i.e., a market index and a peer index.

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

         In constructing each of the line graphs in the following graph, the closing price at the beginning point of the five-year measurement period has been converted into a fixed investment, stated in dollars, in the Company's Class A common stock (or in the stock represented by a given index, in the cases of the two comparison indexes), with cumulative returns for each subsequent fiscal year measured as a change from that investment. Data for each succeeding fiscal year during the five-year measurement


                                                                     Form 10-K/A
period are plotted with points showing the cumulative total return as of that point. The value of a shareholder's investment as of each point plotted on a given line graph is the number of shares held at that point multiplied by the then prevailing share price.

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


                                                                     Form 10-K/A

                    Comparison of Five-Year Cumulative Return
                Performance Graph for General Communication, Inc.














   COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS PERFORMANCE GRAPH FOR GENERAL COMMUNICATION, INC.,
                                      NASDAQ STOCK MARKET INDEX FOR
              UNITED STATES COMPANIES, AND NASDAQ TELECOMMUNICATIONS STOCK (1,2,3,4)
-----------------------------------------------------------------------------------------------------------
                                                        Nasdaq Stock Market                Nasdaq
      Measurement Period                                   Index for U.S.            Telecommunications
     (Fiscal Year Covered)          Company ($)            Companies ($)                 Stock ($)
-----------------------------------------------------------------------------------------------------------
         FYE 12/31/94                  100.0                   100.0                       100.0

         FYE 12/31/95                  132.3                   141.3                       130.9

         FYE 12/31/96                  209.7                   173.9                       133.9

         FYE 12/31/97                  171.0                   213.1                       195.4

         FYE 12/31/98                  104.8                   300.4                       323.5

         FYE 12/31/99                  112.9                   556.0                       572.4

------------------------
   1 The lines represent monthly index levels derived from compounded daily returns that include all dividends.

   2 The indexes are reweighted daily, using the market capitalization on the previous trading day.

   3 If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

   4    The index level for all series was set to $100.00 on 12/31/94.
------------------------


                                                                     Form 10-K/A

(3) Item 12, Part III. Security Ownership of Certain Beneficial Owners and Management.

                              OWNERSHIP OF COMPANY

Principal Shareholders

         The following table sets forth, as of the Record Date, certain information regarding the beneficial ownership of Company Class A common stock and Class B common stock and Company Series B preferred stock by each of the following:

         - Each person known by the Company to own beneficially 5% or more of the outstanding shares of Class A common stock or Class B common stock, or Series B preferred stock

         -    Each director of the Company

         -    Each of the Named Executive Officers

         - All current executive officers and directors of the Company as a group

All information with respect to beneficial ownership has been furnished to the
Company by the respective shareholders of the Company.
                                               Amount and                                                   Combined
                                                Nature of                         % of Total Shares          Voting
Name and Address of              Title of      Beneficial                            Outstanding             Power
Beneficial Owner (1)             Class (2)  Ownership (2) (#) % of Class (2)(%) (Class A & B) (2) (%)  (Class A & B) (2) (%)
--------------------             ---------  ----------------- ----------------- ---------------------  ---------------------
                                                                                    I        II             I        II
                                                                                   ---      ----           ---      ----
Parties to Voting
Agreement:

MCI WorldCom (3)                 Class A          8,251,509          17.4         18.6      17.4          24.4      23.4
515 East Amite Street            Class B          1,275,791          32.6
Jackson, MS  39201-2702         Series B              - - -         - - -

Ronald A. Duncan (3)             Class A      1,022,375 (4)           2.2          2.9       2.7           6.5       6.3
                                 Class B        460,005 (4)          11.8
                                Series B              - - -         - - -

Robert M. Walp (3)               Class A        374,589 (5)             *          1.3       1.2           3.9       3.8
                                 Class B        303,457 (5)           7.8
                                Series B              - - -         - - -

                                                                     Form 10-K/A

                                               Amount and                                                   Combined
                                                Nature of                         % of Total Shares          Voting
Name and Address of              Title of      Beneficial                            Outstanding             Power
Beneficial Owner (1)             Class (2)  Ownership (2) (#) % of Class (2)(%) (Class A & B) (2) (%)  (Class A & B) (2) (%)
--------------------             ---------  ----------------- ----------------- ---------------------  ---------------------
                                                                                    I          II           I         II
                                                                                   ---        ----         ---       ----
Aggregate Shares Subject         Class A      9,498,608 (6)      20.0 (6)        22.5 (6)   21.0 (6)     34.6 (6)  33.2 (6)
  to Voting Agreement            Class B      2,030,591 (6)      52.0 (6)
                                Series B              - - -         - - -

GCI Qualified Employee Stock     Class A          3,699,566           7.8             7.5        7.0          5.8       5.6
Stock Purchase Plan              Class B            132,700           3.4
2550 Denali St., Ste. 1000      Series B              - - -         - - -
Anchorage, AK  99503

Kim Magness                      Class A      258,992 (7,8)             *             2.2        2.0         10.1       9.7
c/o Raymond L. Sutton, Jr.       Class B      844,848 (7,8)          21.6
303 East 17th Ave., Ste. 1100   Series B              - - -         - - -
Denver, CO  80203-1264

Gary Magness                     Class A      264,317 (7,8)             *             2.2        2.0         10.1       9.7
c/o Raymond L. Sutton, Jr.       Class B      843,448 (7,8)          21.6
303 East 17th Ave., Ste. 1100   Series B              - - -         - - -
Denver, CO  80203-1264

Dimensional Fund Advisors, Inc.  Class A          3,637,100           7.7             7.1        6.6          4.2       4.1
1299 Ocean Ave., 11th Floor      Class B              - - -         - - -
Santa Monica, CA  90401         Series B              - - -         - - -

Merrill Lynch Asset              Class A          2,979,300           6.3             5.8        5.4          3.5       3.3
Management Group                 Class B              - - -         - - -
World Financial Center,         Series B              - - -         - - -
North Tower
250 Vesey Street
New York, New York  10381

Prime VIII, L.P.                 Class A            -0- (9)         - - -           - - -        1.6        - - -       1.0
3000 One American Center         Class B              - - -         - - -
600 Congress Avenue             Series B              5,000            25
Austin, Texas 78701

Toronto Dominion                 Class A            -0- (9)         - - -           - - -        4.9        - - -       3.0
Investments, Inc.                Class B              - - -         - - -
31 West 52nd Street             Series B             15,000            75
New York, NY 10019-6101

                                                                     Form 10-K/A

                                               Amount and                                                   Combined
                                                Nature of                         % of Total Shares          Voting
Name and Address of              Title of      Beneficial                            Outstanding             Power
Beneficial Owner (1)             Class (2)  Ownership (2) (#) % of Class (2)(%) (Class A & B) (2) (%)  (Class A & B) (2) (%)
--------------------             ---------  ----------------- ----------------- ---------------------  ---------------------
                                                                                    I        II             I        II
                                                                                   ---      ----           ---      ----
William C. Behnke                Class A       163,296 (10)             *            *         *             *         *
                                 Class B              - - -         - - -
                                Series B              - - -         - - -

Ronald R. Beaumont               Class A              - - -         - - -        - - -     - - -         - - -     - - -
                                 Class B              - - -         - - -
                                Series B              - - -         - - -

Donne F. Fisher                  Class A    356,085 (11,12)             *          1.6       1.5           5.5       5.3
                                 Class B    437,688 (11,12)          11.2
                                Series B              - - -         - - -

William P. Glasgow               Class A        21,204 (13)             *            *         *             *         *
                                 Class B              - - -         - - -
                                Series B              - - -         - - -

G. Wilson Hughes                 Class A       637,092 (14)           1.3          1.2       1.2             *         *
                                 Class B         2,766 (14)             *
                                Series B              - - -         - - -

John M. Lowber                   Class A       398,505 (15)             *            *         *             *         *
                                 Class B         6,289 (15)             *
                                Series B              - - -         - - -

Stephen R. Mooney                Class A              - - -         - - -        - - -     - - -         - - -     - - -
                                 Class B              - - -         - - -
                                Series B              - - -         - - -

Carter F. Page                   Class A     82,049 (11,16)             *            *         *           2.3       2.2
                                 Class B            186,923           4.8
                                Series B              - - -         - - -

Larry E. Romrell                 Class A              - - -         - - -            *         *             *         *
                                 Class B                328             *
                                Series B              - - -         - - -

James M. Schneider               Class A        48,750 (11)             *            *         *             *         *
                                 Class B              - - -         - - -
                                Series B              - - -         - - -

                                                                     Form 10-K/A

                                               Amount and                                                   Combined
                                                Nature of                         % of Total Shares          Voting
Name and Address of              Title of      Beneficial                            Outstanding             Power
Beneficial Owner (1)             Class (2)  Ownership (2) (#) % of Class (2)(%) (Class A & B) (2) (%)  (Class A & B) (2) (%)
--------------------             ---------  ----------------- ----------------- ---------------------  ---------------------
                                                                                    I        II             I        II
                                                                                   ---      ----           ---      ----
Dana L. Tindall                  Class A       235,257 (17)             *            *         *             *         *
                                 Class B         3,823 (17)             *
                                Series B              - - -         - - -

All Directors and Executive      Class A     3,692,900 (18)           7.6          9.9       9.3          21.5      20.6
  Officers As a Group            Class B     1,502,248 (18)          38.4
  (15 Persons)                  Series B        20,000 (18)           100

------------------------

   * Represents beneficial ownership of less than 1% of the corresponding class or series stock.

   1 Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. Shares of stock of the Company that a person has the right to acquire within 60 days of the Record Date are deemed to be beneficially owned by such person and are included in the computation of the ownership and voting percentages only of such person. Each person has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the footnotes to the table.

   2 "Title of Class" includes Company Class A common stock, Class B common stock and Series B preferred stock. "Amount and Nature of Beneficial Ownership" and "% of Class" are given for each class or series of stock. "% of Total Shares Outstanding" and "Combined Voting Power" are given
        (a) under column I as excluding Series B preferred stock outstanding and
        (b) under column II as including Series B preferred stock outstanding and on an as-converted to Class A common stock basis at the conversion price set in the Preferred Stock Offering, i.e., $5.55 per share of Series B preferred stock. Using this ratio and as of the Record Date, the 20,000 shares of Series B preferred stock (excluding accrued dividends payable in cash or in Class A common stock to that date) would convert to 3,603,603 shares. Using this ratio, the 5,000 shares of Series B preferred stock held by Prime VIII, L.P. are equivalent to 900,901 shares of Class A common stock, and the 15,000 shares of Series B preferred stock held by Toronto Dominion Investments, Inc. are equivalent to 2,702,702 shares of Class A common stock.

   3 Each of these persons is a party to Voting Agreement and can be deemed a beneficial owner of all of the 9,498,608 shares of Class A common stock and 2,030,591 shares of Class B common stock that are subject to the Voting Agreement. See, within this section, "--Changes in Control." MCI WorldCom reported shared voting and investment power with respect to shares held by it that are subject to the Voting Agreement. Messrs. Duncan and Walp reported shared voting power with respect to shares held by each of them that were subject to the Voting Agreement.

   4 Includes 110,913 shares of Class A common stock and 6,254 shares of Class B common stock allocated to Mr. Duncan under the Stock Purchase Plan. Does not include 195,331 shares of Class A common stock held by the Company in treasury pursuant to deferred compensation agreements with the Company. See, "Management of Company: Executive Compensation." Does not include 18,560 shares of Class A common stock or 8,242 shares of Class B common stock held by the Amanda Miller Trust, with respect to which Mr. Duncan has no voting or investment power. Does not include 5,760 shares of Class A common stock or 27,020 shares of Class B common stock held by Dani Bowman, Mr. Duncan's wife, of which Mr. Duncan disclaims beneficial ownership.

   5 Includes 38,229 shares of Class A common stock and 2,408 shares of Class B common stock allocated to Mr. Walp under the Stock Purchase Plan. Includes 723 shares of Class A common stock which Mr. Walp has the right to acquire within 60 days of the Record Date by the exercise of vested stock options.

   6 Does not include shares allocated to Messrs. Duncan and Walp under the Stock Purchase Plan.

   7 Includes 76,688 shares of Class A and 620,608 shares of Class B common stock owned by Magness FT Investment Company, LLC of which Mr. Magness owns a 50% interest.


                                                                     Form 10-K/A

   8 Includes 177,324 shares of Class A and 198,440 shares of Class B common stock owned by Magness Securities, LLC of which Mr. Magness owns a 50% interest.

   9    Excludes accrued dividends.

   10 Includes 136,808 shares which Mr. Behnke has the right to acquire within 60 days of the Record Date by the exercise of vested stock options. Does not include 9,055 shares of Company Class A common stock held in treasury by the Company pursuant to the Behnke deferred compensation agreement.

   11 Includes 18,750 shares of Company Class A common stock each to Messrs. Fisher, Page, and Schneider which they each respectively have the right to acquire within 60 days of the Record Date by the exercise of respective stock options.

   12 Includes 300,200 shares of Class A and 225,000 shares of Class B common stock owned by Fisher Capital Partners, Ltd., the corporate general partner of which is controlled by Mr. Fisher.

   13 Does not include shareholdings of Prime II Management, Inc. and its affiliate Prime Management, whose shareholdings included 278,031 shares of Company Class A common stock and a warrant to purchase 425,000 shares of Class A common stock, does not include 5,000 shares of Company Series B preferred stock held by Prime VIII, L.P., and does not include 158 shares beneficially owned by minor children of Mr. Glasgow. Mr. Glasgow claims not to have or share investment control of the shares held by these entities, and he disclaims any beneficial ownership of the shares held by these entities or held by his children.

   14 Includes 330,000 shares of Class A common stock which Mr. Hughes has the right to acquire within 60 days of the Record Date by the exercise of vested stock options. Includes 43,092 shares of Class A common stock and 2,766 shares of Class B common stock allocated to Mr. Hughes under the Stock Purchase Plan. Does not include 47,437 shares of Class A common stock held in treasury by the Company pursuant to the Hughes Agreement. See, "Management of Company: Employment and Deferred Compensation Agreements."

   15 Includes 255,141 shares which Mr. Lowber has the right to acquire within 60 days of the Record Date by the exercise of vested stock options. Includes 35,719 shares of Class A common stock and 6,019 shares of Class B common stock allocated to Mr. Lowber under the Stock Purchase Plan.

   16 Does not include 8,550 shares of Class A and 21,825 shares of Class B common stock held in trust for the benefit of Mr. Page's grandchildren of which Mr. Page disclaims beneficial ownership. The trustee of the trust is Keith Page, Mr. Page's son.

   17 Includes 185,262 shares which Ms. Tindall has the right to acquire within 60 days of the Record Date by the exercise of vested stock options. Includes 49,736 shares of Class A common stock and 3,823 shares of Class B common stock allocated to Ms. Tindall under the Stock Purchase Plan.

   18 Includes 965,992 shares of Class A common stock which such persons have the right to acquire within 60 days of the Record Date through the exercise of vested stock options. Includes 303,206 shares of Class A common stock and 24,425 shares of Class B common stock allocated to such persons under the Stock Purchase Plan. Does not include ownership of parties to the Voting Agreement other than Messrs. Duncan and Walp. Excludes, as of the Record Date, all of the outstanding Series B Preferred Stock (on an as-converted basis to Company Class A common stock) owned by an affiliate of Mr. Lattanzio and the other party (Prime VIII, L.P.) to the Preferred Stock Offering who recommended Mr. Lattanzio to be on the Board under the terms of that offering.
------------------------

Changes in Control

         Preferred Stock Offering. With the Company's sale of the Series B preferred stock pursuant to the Preferred Stock Offering as described elsewhere in this Proxy Statement, the purchasers of those shares now have the right to vote on all matters presented for vote to the holders of Company Class A common stock on an as-convert-


                                                                     Form 10-K/A
ed basis. In addition, the holders of the outstanding Series B preferred stock have limited voting rights as a class or otherwise to require the Company to request their consent on specific actions which might be taken including amending the Articles, restructuring the Company (only becomes effective with the adoption of the Article Amendments, their filing with the Alaska Department of Community and Economic Development and the issuance of a certificate of amendment by that department), paying dividends, and redeeming stock. Under the present Articles and the Article Amendments, the Class A common stock and Class B common stock vote for directors and on such specific actions, as one class, with limited exceptions as set forth in the Alaska Corporations Code. These exceptions include action to amend the articles of incorporation of a corporation in certain specific areas including changes in the designations, preferences, limitations, or relative rights of shares of the class.

         Under the terms of the Preferred Stock Offering, holders of the outstanding Series B preferred stock have the right to convert their shares into Class A common stock of the Company at a specified conversion price, as adjusted. As of the Record Date the conversion price was $5.55 per share. Using that conversion price and assuming the conversion of all of the outstanding Series B preferred stock as of the Record Date, the stock could be converted into 3,603,603 shares of Class A common stock of the Company (excluding dividends accrued through that date) which would constitute approximately 7.1% of its outstanding Class A common stock.

         As a part of the terms of the Preferred Stock Offering, the Board increased its size by one director to ten directors and appointed Mr. Shipman to fill that new position at the recommendation of the holders of the outstanding Series B preferred stock. In April 2000, Mr. Shipman tendered his resignation from the Board for personal reasons, unrelated to the Company. Later in that month, the Board was requested by the holders of the Series B preferred stock to nominate Mr. Lattanzio as a director. Under the terms of that offering, the Board must take the recommendation of the holders in filling any subsequent vacancy in that position. Should the holders of common stock of the Company in subsequent shareholder meetings not elect that individual or another individual proposed by the holders of the Series B preferred stock, those holders would have the right to appoint an observer at the meetings of the Board and other observer rights relating to the Board as described elsewhere in the Proxy Statement.

         The terms of the Preferred Stock Offering further provide that the rights of holders of the Series B preferred stock relating to the Board seat and observer are to remain effective so long as any of that stock remains outstanding. See, "Company Annual Meeting: Article Amendments" and "Certain
Transactions: Series B Preferred Stock."


                                                                     Form 10-K/A

         Voting Agreement. As of the Record Date, the Voting Agreement provided, in part, that the voting stock of the parties to it will each be voted at shareholder meetings as a block in favor of two nominees proposed by MCI WorldCom (succeeding to the rights of MCI Telecommunications Corporation) and one nominee each for Messrs. Duncan and Walp. In addition, these parties to the agreement agreed under certain conditions, to vote for one nominee to the Board recommended by Prime Management. As of the Record Date and since Mr. Glasgow (Prime Management's nominee in past annual meetings) was not up for election at the Annual Meeting, the Company did not expect that Prime Management would submit a nominee for the Annual Meeting. See, "Management of Company: Voting Agreement."

         Pledged Assets and Securities. The obligations of the Company under its credit facilities are secured by substantially all of the assets of the Company and its direct and indirect subsidiaries. Upon a default by the Company under such agreements, the Company's lenders could gain control of the assets of the Company, including the capital stock of the Company's subsidiaries. The Company has been at all times since January 1, 1999 and up through the Record Date, in compliance with all material terms of these credit facilities. These obligations and pledges are further described in the Annual Report. See, "Annual Report."

         Senior Notes. On August 1, 1997, GCI, Inc., an Alaska corporation and wholly-owned subsidiary of the Company, publicly sold $180 million of unsecured 9.75% senior notes ("Senior Notes"). The Senior Notes are due in 2007. GCI, Inc. was formed specifically to issue the Senior Notes. The Senior Notes are subject to the terms of an indenture ("Indenture") entered into by GCI, Inc. Upon the occurrence of a change of control, as defined in the Indenture, GCI, Inc. is required to offer to purchase the Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.

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

         For purposes of the Indenture and the Senior Notes, the restricted subsidiaries consist of all direct or indirect subsidiaries of the Company, with the exception of the


                                                                     Form 10-K/A
unrestricted subsidiaries. As of the Record Date, the unrestricted subsidiaries were entities formed by the Company in conjunction with its Fiber Facility as described in the Company's Annual Report. These unrestricted subsidiaries consisted of GCI Transport Co., Inc., GCI Satellite Co., Inc., GCI Fiber Co., Inc., Fiber Hold Co., Inc. and Alaska United Fiber System Partnership. See, "Annual Report."

         Both the Company and GCI, Inc. have since January 1, 1999 and up through the Record Date been in compliance with all material terms of the Indenture including making timely payments on the obligations of GCI, Inc.


(4)      Item 13, Part III.  Certain Relationships and Related Transactions.

         The following text is extracted from the Proxy Statement:

                              CERTAIN TRANSACTIONS

Series B Preferred Stock

         On April 30, 1999, the Company issued and sold the Series B preferred stock for $20 million, i.e., a total of 20,000 convertible, redeemable, accreting shares of its preferred stock pursuant to the Preferred Stock Offering. Prior to that issuance, the Board, by resolution, approved the Statement of Stock Designation for the issuance of Series B preferred stock ("1999 Designation") and a Series B preferred stock agreement in anticipation of the Preferred Stock Offering.

         The 1999 Designation sets forth the specific rights of holders of the Series B preferred stock, including dividend rights, liquidation rights, redemption rights, voting rights, and conversion rights. The Series B agreement sets forth the terms of the sale of the stock and representations and warranties of the parties, and includes other rights of the holders of the stock, including registration rights granted to the investors. The terms and conditions of the 1999 Designation and that agreement are generally referred to in this section as the terms of the Preferred Stock Offering.

         The Board filed the 1999 Designation with the Alaska Department of Commerce and Economic Development (presently named the Alaska Department of Community and Economic Development) in accordance with the Alaska Corporations Code. Under the code, that filing constitutes an amendment to the Articles.

         The Preferred Stock Offering terms provide that the shares of Series B preferred stock must be ranked senior to all other classes of equity securities of the Company. The holders of the Series B preferred stock will receive dividends through the fourth


                                                                     Form 10-K/A
anniversary of issuance of the stock, i.e., April 30, 2003, at the rate of 8.5% of a liquidation preference payable semiannually, in cash, or in additional fully-paid shares of Series B preferred stock. After that fourth anniversary, the interest rate increases to 17% per annum. The terms of the offering also include that, should the Company be permitted to issue equity redeemable at the option of the holder, the parties to the offering would agree to enter into appropriate amendments to the offering to permit the holders to demand redemption at any time after the fourth anniversary of the issuance of the Series B preferred stock and to remove the provision increasing the dividend rate on that stock to 17% per annum after that fourth anniversary. The Alaska legislature has enacted revisions to the Alaska Corporations Code to allow an Alaska corporation, e.g., the Company, to issue such redeemable equity as further described elsewhere in this Proxy Statement. See, "Company Annual
Meeting: Article Amendments, Repeal of 1991 Designation -- Preferred Stock Offering." The liquidation preference specified in the offering is $1,000 per share, plus accrued but unpaid dividends and fees.

         The Preferred Stock Offering terms provide for mandatory redemption twelve years from the date of closing on the sale of stock or upon the occurrence of certain "triggering events." These events include an acceleration of certain obligations of the Company or its subsidiaries having an outstanding balance in excess of $5 million, a change in control of the Company, commencement of bankruptcy or insolvency proceedings against the Company, a breach of the limitations on certain Company long term debt set forth in the offering, a liquidation or dissolution of the Company, or a merger, consolidation or sale of all or substantially all of the assets of the Company which would significantly and adversely affect the rights and preferences of the outstanding Series B preferred stock. The terms also include redemption of those shares at the option of the Company any time after the fourth anniversary of the closing. The redemption price is the amount paid plus accrued and unpaid dividends.

         The Preferred Stock Offering terms include that the Series B preferred stock is convertible at any time into shares of Company Class A common stock with a conversion price of $5.55 per share. The terms further provide for mandatory conversion, in the discretion of the Company, at any time subsequent to the third anniversary of the closing at a price equal to two times the conversion price previously described, assuming the stock is trading at no less than two times the conversion price. The terms include, in the event the Company is unable or unwilling to redeem the Series B preferred stock subject to the terms of the mandatory redemption, the investors will have the option to convert their Series B preferred stock into Company Class A common stock. The terms further include that the shares of Series B preferred stock are exchangeable, in whole but not in part, at the Company's option into subordinated debt with terms and conditions comparable to those governing the Series B preferred stock.


                                                                     Form 10-K/A

         The Preferred Stock Offering terms provide that the holders of the Series B preferred stock will have the right to vote on all matters presented for vote to the holders of common stock on an as-converted basis. Additionally, the Preferred Stock Offering requires, as long as shares of Series B preferred stock are outstanding and unconverted, that the holders will have the right to vote, as a class, and the Company must obtain the written consent of holders of a majority (at least 80% for the first three items) of that stock to take any of the following actions:

         - Amend the Articles or amend or repeal the Bylaws in a way which significantly and adversely affects the rights or preferences of holders of the outstanding Series B preferred stock

         - Issue additional shares of Company preferred stock except as may be required under the terms and conditions of the issuance of the Series B preferred stock

         - Merge or consolidate the Company with another entity or sell all or substantially all of its assets, in any case where the terms of that action would significantly and adversely affect the rights, privileges, and preferences of the Series B preferred stock

         -    Liquidate or dissolve the Company

         - Declare or pay any dividends on capital stock of the Company, other than to the holders of the Series B preferred stock, or set aside any sum for any such purpose

         - Purchase, redeem or otherwise acquire for value, or pay into or set aside as a sinking fund for such purpose, any capital stock of the Company, other than the Series B preferred stock, or any warrant, option or right to purchase any such capital stock, other than that Series B preferred stock

         - Take any action which would result in taxation of the holders of the Series B preferred stock under Section 305 of the Internal Revenue Code of 1986, as amended

         Of these seven specific actions, the Alaska Corporations Code, generally, requires shareholder approval of actions one (article amendment), three (merger and other reorganization), and four (dissolution). The code requires an affirmation vote by at least a simple majority of the outstanding shares to approve an amendment to corporate articles. The code further provides that holders of outstanding shares of a


                                                                     Form 10-K/A
class may vote as a class on such proposed amendment where the amendment addresses certain specific changes, including changes to the designations, preferences, limitations or relative rights of the shares of the class or changes which increase the rights and preference of a class having rights and preferences prior or superior to the shares of the class. In this instance at least a simple majority of the outstanding shares, by class, would be required to approve the article amendment.

         The Alaska Corporations Code further requires an affirmative vote by at least two-thirds of the outstanding shares per class (and by at least two-thirds of the outstanding shares per class, if a class of shares is entitled to vote) to approve a merger, consolidation, sale of assets not in the regular course of business, or dissolution of a corporation. The code allows a corporation to specify in its articles of incorporation that its board shall have the exclusive right to adopt, alter, amend or repeal its bylaws. The Articles provide that the Board has that exclusive right with respect to the Bylaws. The other four specific actions, i.e., two (issuance of additional shares), five (declaration of dividends), six (purchase of capital stock), and seven (action adverse to taxation position regarding the Series B preferred stock), typically do not require shareholder approval. That is, under the present Articles, these four actions, normally, are matters upon which the Board has authority to act.

         In summary, under the present Articles and 1999 Designation, the holders of Series B preferred stock have the right to vote as a class on amendments to the Articles. At least a simple majority of the outstanding shares of that class must approve such amendments, in addition to requisite approval by the outstanding Company common stock. Furthermore, under the present Articles and 1999 Designation those holders, in essence, do not have a right to require an effective class vote on actions to merge, consolidate, sell substantial assets not in the regular course of business, or dissolve the Company. However, those holders do have the right to require their prior consent on the other four actions previously outlined (issuing additional shares, declaring dividends, purchase of capital stock, and taking action adverse to their taxation position regarding the Series B preferred stock).

         So long as shares of Series B preferred stock are outstanding, the holders have the right under the terms of the Preferred Stock Offering to recommend one individual to the Board. Under the terms of that offering, the Board expanded its size from nine to ten seats and appointed an individual at the recommendation of Prime VIII, L.P. to serve until that individual's name was placed in nomination at the Annual Meeting and election of nominees to the Board at that meeting. See "Management of Company: Board and Committee Meetings." The terms of the offering also provide that the Board include the individual recommended by the holder of the outstanding Series B preferred stock on subsequent Board slates for election of directors and actively seek the election of that individual to the Board. The Company has been informed that Mr. Lattanzio is


                                                                     Form 10-K/A
the nominee of those holders, and his name has been included in the slate of nominees proposed by the present Board.

         The terms of the offering further provide that, should the holders of Company common stock not elect the individual designated by the holder of Series B preferred stock, those holders will have the right to appoint an observer at the meetings of the Board. Those terms of the offering further provide, independent of this observer right, that at any time that the designated individual is not an employee of either of the investors in the Series B preferred stock or their respective affiliates, that investor will have an additional right to appoint an observer to attend all meetings of the Board. The terms of the offering also provide that these rights of the holders of Series B preferred stock relating to the Board seat and observers are to remain effective so long as any of the Series B preferred stock remains outstanding.

         The Preferred Stock Offering terms include that the holders of the Series B preferred stock will have a right of first refusal to acquire up to a total of $5 million in the next private financing that the Company might choose to initiate.

         The Series B preferred stock is convertible at any time into Class A common stock of the Company with registration rights.

         Management of the Company is aware of certain limitations in the present Articles which conflict with the voting rights sought by the investors in the Preferred Stock Offering. These limitations are discussed elsewhere in this Proxy Statement. See, "Company Annual Meeting: Article Amendments." Management has informed the investors of these limitations, and the Board has adopted a resolution to amend the Articles to accommodate the Preferred Stock Offering. That is, the Article Amendments include amendments to accommodate that offering. The Company has agreed to use commercially reasonable efforts to submit that amendment to a vote of and recommend its adoption by the Shareholders at the Annual Meeting.


MCI WorldCom Agreements

         As of the Record Date, the Company continued to have a significant business relationship with MCI WorldCom, including the following:

         - Under the MCI WorldCom Traffic Carriage Agreement, the Company agrees to terminate all Alaska-bound MCI WorldCom long distance traffic and MCI WorldCom agrees to terminate all of the Company's long distance traffic terminating in the lower 49 states, excluding Washington, Oregon and Hawaii


                                                                     Form 10-K/A

         - MCI WorldCom licenses certain service marks to the Company for use in Alaska

         -    MCI WorldCom has purchased certain service marks of the Company

         - The parties agree to share some communications network resources and various marketing, engineering and operating resources

         - Company manages Kanas Telecom, Inc., a company that owns and operates a fiber optic cable system constructed along the trans-Alaska oil pipeline corridor extending from Prudhoe Bay to Valdez, Alaska

In addition, MCI WorldCom, in connection with providing to the Company credit enhancement to permit the Company to purchase a portion of an undersea cable linking Seward, Alaska with Pacific City, Oregon, had leased from the Company all of the capacity owned by the Company on the undersea fiber optic cable and the Company had leased such capacity back from MCI WorldCom. This agreement was terminated in November 1999.

         The Company handles MCI WorldCom's 800 traffic originating in Alaska and terminating in the lower 49 states and handles traffic for MCI WorldCom's calling card customers when they are in Alaska, while MCI WorldCom originates calls for the Company's calling card customers when they are in the lower 49 states. Revenues attributed to the MCI WorldCom Traffic Carriage Agreement in 1999 were approximately $40.5 million, or approximately 14.5% of total revenues.


Prime Management Agreement

         In connection with its acquisition of several cable systems in 1996, the Company entered into the Prime Management Agreement, a cable television management agreement with Prime Management, i.e., Prime II Management, L.P., a Delaware limited partnership, to manage those systems. Under the Voting Agreement, the parties to it agreed to vote for the nominee designated by Prime Management in the election of directors to the Board. The Company is unaware of the total shareholdings in the Company of Prime Management and its affiliates. See, "Management of Company: Voting Agreement"; and "Ownership of Company:
Changes in Control -- Voting Agreement."

         Under the Prime Management Agreement, the Company pays Prime Management a fee for managing the Company's cable systems. For management services under the agreement and subsequent to October 31, 1997, Prime Management agreed


                                                                     Form 10-K/A
to consideration in the form of $125,000 and a stock warrant which provides for the purchase of 425,000 shares of Company Class A common stock at a price of $3.25 per share. The Company paid to Prime Management fees for similar services in the amount of $200,000 for the nine-month period ended October 31, 1999. The Company will pay fees for similar services in the amount of $400,000 for the year ended October 31, 2000. The warrant expires December 2003.

         Any portion of the management fee which is past due will bear interest at a rate per annum equal to 17.5% until paid. In addition, the Company is required to reimburse Prime Management for any costs and expenses incurred by it in connection with managing the Company's cable systems, including travel and entertainment expenses (the contract states that such costs and expenses are not anticipated to exceed $200,000 on an annualized basis). The agreement has a term of nine years but either party may terminate the agreement in its discretion after October 31, 2000. The agreement is expected to be terminated during 2000 by mutual agreement of the parties.


Duncan Lease

         The Company entered into a long-term capital lease agreement ("Duncan Lease") in 1991 with a partnership in which Mr. Duncan, the President and Chief Executive Officer and a director of the Company, held a 50% ownership interest. Mr. Duncan sold his interest in the partnership in 1992 to Dani Bowman, who later became Mr. Duncan's spouse. However, Mr. Duncan remains a guarantor on the note which was used to finance the acquisition of the property subject to the Duncan Lease. That property consists of a building presently occupied by the Company. The Duncan Lease term is 15 years with monthly payments of $14,400, increasing in $800 increments at each two-year anniversary of the lease, beginning in 1993.

         As of the Record Date, the monthly payments were $17,600. If the partnership sells the property subject to the Duncan Lease prior to the end of the tenth year of the Duncan Lease, the partnership will pay to the Company one-half of the net proceeds in excess of $1,035,000. If that property is not sold prior to the end of the tenth year of the lease, the partnership will pay to the Company the greater of one-half of the appreciated value of the property over $1,035,000, or $500,000. The property subject to the Duncan Lease was capitalized in 1991 at the partnership's cost of $900,000, and the Duncan Lease obligation was recorded in the consolidated financial statements of the Company. See, "Annual Report."

         On September 11, 1997, the Company purchased for $150,000, a parcel of property adjoining the property subject to the Duncan Lease. The parcel was pur-


                                                                     Form 10-K/A
chased to provide space for additional parking facilities for the Company's use of the adjoining property under the Duncan Lease. A portion of the parcel, valued at $87,900, was simultaneously deeded to Dani Bowman in order to accommodate the platting requirements of the Municipality of Anchorage necessary to allow use of the parcel for parking facilities. In June 1999, the Company agreed, in exchange for a payment of $135,000, to extend the lease term for an additional five-year term expiring September 30, 2011 at a rental rate of $20,000 per month and to incorporate the adjoining property into the lease agreement.


Hughes and Behnke Stock Sales

         The Company has purchased shares of Class A common stock from Mr. Hughes for the purpose of funding his deferred compensation account under the Hughes Agreement. Similarly, the Company has purchased shares of Class A common stock from Mr. Behnke for the purpose of funding his deferred compensation account under the Behnke Agreement. These transactions are described further elsewhere in this Proxy Statement. See, "Management of Company: Executive Compensation" and "-- Employment and Deferred Compensation Agreements."


Indebtedness of Management

         A significant portion of the compensation paid to executive officers of the Company is in the form of stock options. Because insider sales of capital stock of the Company upon exercise of such options may have a negative impact on the price of the Company's common stock, the Board has encouraged executive officers of the Company not to exercise stock options and sell the underlying stock to meet personal financial requirements. The Company has instead extended loans to such executive officers secured by their shares or options. As of the Record Date, total indebtedness of management was $4,302,661 (including accrued interest of $438,621), $2,382,482 in principal amount of which was secured by shares or options, $369,058 of which was otherwise secured by collateral of the borrowers, and $1,112,500 of which was unsecured.

         As of the Record Date, Mr. Duncan was indebted to the Company in the aggregate principal amount of $1,112,500 plus accrued interest of $153,120 ("Outstanding Duncan Loans"). The Outstanding Duncan Loans were made to Mr. Duncan for his personal use and to exercise stock option agreements. They consist of a loan of $150,000 made in December 1996, an additional loan of $50,000 made in January 1997, an additional loan of $150,000 made in December 1997, an additional loan of $600,000 made in October 1998, and $162,500 in November 1999. These loans


                                                                     Form 10-K/A
accrue interest at the Company's variable rate under the Company's senior credit facility, are unsecured and become due and payable, together with accrued interest through November 1, 2002.

         The largest aggregate principal amount of indebtedness owed by Mr. Duncan to the Company at any time since January 1, 1999 was $1,265,620, all of which remained outstanding as of the Record Date.

         The Company loaned $45,000 to Mr. Hughes in December 1995 for his personal requirements. The principal under the promissory note bears interest at the Company's variable rate under its senior credit facility, and is secured by options to purchase 250,000 shares of Class A common stock ("Hughes Collateral"). The principal is due, together with accrued interest, on June 30, 2000. As of the Record Date, the Company expected that the due date would be extended. In August 1996 and April 1999, Mr. Hughes received advances of $25,000 and $20,000, respectively, from the Company which bear interest at the Company's variable rate under its senior credit facility. This indebtedness is secured by the Hughes Collateral. The $25,000 advance is to be repaid by Mr. Hughes on June 30, 2000. The $20,000 advance was repaid in June 1999. On December 3, 1999, the Company loaned Mr. Hughes an additional $882,500 to exercise stock options. The loan is secured by the Hughes Collateral, bears interest at the Company's variable rate under its senior credit facility and is due on December 3, 2002. As of the Record Date, the accrued interest under these advances and loans were $45,860.

         As of the Record Date, Mr. Behnke, Mr. Dowling and Ms. Tindall were indebted to the Company in the respective principal amounts of $459,002, $850,981, and $120,000, plus accrued interest of $45,406, $169,087, and $2,206, respectively.

         The $459,002 owed by Mr. Behnke, is secured by an option to purchase 100,000 shares of Company Class A common stock ("Behnke Collateral"), all of which is due and payable, together with accrued interest through November 1, 2004 and consists of the following:

         -    $9,002 (remaining balance on a $48,000 loan entered into in April
              1993) borrowed for his personal requirements, which amount bears interest at 9% per annum

         - $50,000 borrowed in September 1995 for his personal requirements, which amount bears interest at the Company's variable rate under its senior credit facility


                                                                     Form 10-K/A

         - $50,000 borrowed in January 1997 for his personal requirements, which amount bears interest at the Company's variable rate under the Company's senior credit facility

         - $50,000 borrowed in June 1999 for this personal requirements, which amount bears interest at the Company's variable rate under its senior credit facility

         - $50,000 borrowed in September 1999 for his personal requirements, which amount bears interest at the Company's variable rate under its senior credit facility

         - $250,000 borrowed in November 1999 for his personal requirements, which amount bears interest at the Company's variable rate under its senior credit facility

Should the Company elect to terminate Mr. Behnke's employment, other than for cause prior to November 1, 2004, the Company will forgive any remaining balance of principal and interest associated with the September and November 1999 borrowings.

         The $850,981 owed by Mr. Dowling bears interest at the Company's variable rate under its Senior Credit Facility, is secured by 160,297 shares of Class A common stock and 74,028 shares of Class B common stock. This indebtedness consists of $224,359 borrowed in August 1994 and $86,000 borrowed in April 1995, each to pay income taxes due upon exercise of stock options, an additional $20,000 borrowed in June 1997, and an additional $5,500 borrowed in June 1998, all for his personal requirements, and an additional $515,122 borrowed on January 7, 2000 to exercise stock options. Mr. Dowling's loans are payable in full through August 26, 2004.

         The Company loaned Ms. Tindall $70,000 in January 1996 and an additional $50,000 in May 1998, both for her personal requirements, which amounts bear interest at the rate of 6.54% per annum, are secured by options to purchase 150,000 shares of Class A common stock and are due and payable, together with accrued interest, on January 1, 2001. So long as Ms. Tindall remains in the employ of the Company, the accrued interest payment will be waived at the beginning of each year. Interest forgiven for the year ended December 31, 1999 was $6,639. Interest accrued as of the Record Date totaled $2,206.

         The largest aggregate principal amount of indebtedness owed to the Company by each of Mr. Behnke, Mr. Dowling and Ms. Tindall at any time since January 1, 1999 and through the Record Date was, as of the Record Date, $504,408, $1,020,068, and $122,206, respectively.


                                                                     Form 10-K/A

         The Company loaned $185,000 to Mr. Lowber during April 1997 to purchase real property. The promissory note is secured by the cash surrender value of a life insurance policy, bears interest at 6.49% and will be due and payable, together with accrued interest, in three equal annual installments beginning June 30, 2000. So long as Mr. Lowber remains in the employ of the Company, the accrued interest will be waived at the beginning of each year. Interest forgiven for the year ended December 31, 1999 was $12,007.

         In July 1998, September 1998, and February 1999, the Company loaned Mr. Lowber, $46,819, $33,935, and $103,303, respectively. The proceeds of the loans were used to exercise rights under a stock option agreement and pay income taxes resulting from that exercise. These notes are secured by the cash surrender value of a life insurance policy, bear interest at the Company's variable rate under its senior credit facility and are due on June 30, 2000. As of the Record Date, the Company expected that the due date would be extended. Interest accrued as of the Record Date totaled $22,941.


Registration Rights Agreements

         The Company is a party to registration rights agreements ("Registration Rights Agreements") with MCI WorldCom (regarding Class A common stock and succeeding to the rights of MCI Telecommunications Corporation), the holders of Company Series B preferred stock (Toronto Dominion Investments, Inc. and Prime VIII, L.P.) and certain other persons. Since January 1, 1999 and up through the Record Date, the Company believed the only party to those agreements who owned of record or beneficially more than five percent of any class of the Company's common stock was MCI WorldCom (Class A common stock), and Toronto Dominion Investments, Inc. and Prime VIII, L.P. (Series B preferred stock convertible to Class A common stock). None of these persons, other than those identified elsewhere in this Proxy Statement, were directors, officers, nominees for election as directors, owners of 5% or more of the outstanding stock of the Company, or members of the immediate family of such directors, officers, or nominees of the Company. All of the MCI WorldCom shareholdings of the Company and all of the shareholdings of Toronto Dominion Investments, Inc. and Prime VIII, L.P. are subject to corresponding Registration Rights Agreements with the Company. See, "Management of Company: Directors and Executive Officers" and "Ownership of Company."

         The terms of the Registration Rights Agreements vary, although they generally share several common terms. The basic terms are as follows.


                                                                     Form 10-K/A

         If the Company proposes to register any of its securities under the Securities Act of 1933, as amended ("Securities Act") for its own account or for the account of other shareholders, the Company must notify all of the holders under the Registration Rights Agreements of the Company's intent to register such common stock. In addition, the Company must allow the holders an opportunity to include their shares ("Registerable Shares") in that registration.

         Each holder also has the right, under certain circumstances, to require the Company to register all or any portion of such holder's Registerable Shares under the Securities Act. The Registration Rights Agreements are subject to certain limitations and restrictions including, in cases other than the Series B preferred stock, the right of the Company to limit the number of Registerable Shares included in the registration. Generally, the Company is required to pay all registration expenses in connection with each registration of Registerable Shares pursuant to the Registration Rights Agreements.

         The Registration Rights Agreement between the Company and MCI WorldCom, dated March 31, 1993, specifically requires the Company to effect no more than two registrations at the request of MCI WorldCom. However, each registration request by MCI WorldCom must include Registerable Shares having an aggregate market value of more than $500,000. MCI WorldCom executed a second Registration Rights Agreement with the Company dated October 31, 1996, pursuant to which the Company is required to effect no more than two registrations at the request of MCI WorldCom, with each request to cover Registerable Shares having an aggregate market value of at least $1.5 million.

         The Registration Rights Agreement between the Company and the holders of the Series B preferred stock is contained within one of the documents composing the Preferred Stock Offering, dated April 30, 1999. The registration rights pertain to Class A common stock which is issued by the Company upon the holders' exercise of rights to convert the Series B preferred stock. The agreement specifically requires the Company to effect no more than two registrations at the request of holders of at least 15% of the registerable securities.


                                                                     Form 10-K/A

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   GENERAL COMMUNICATION, INC.


                                                   By:
                                                     Ronald A. Duncan, President
                                                     (Chief Executive Officer)

Date:  April 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
              Signature                                        Title                                 Date
--------------------------------------      ------------------------------------------       -------------------

/s/ Carter F. Page                          Chairman of Board and Director                   April 28, 2000
--------------------------------------                                                       -------------------
Carter F. Page

/s/ Robert M. Walp                          Vice Chairman of Board and Director              April 28, 2000
--------------------------------------                                                       -------------------
Robert M. Walp

/s/ Ronald A. Duncan                        President and Director,                          April 28, 2000
--------------------------------------      (Chief Executive Officer)                        -------------------
Ronald A. Duncan

                                            Director
--------------------------------------                                                       -------------------
Ronald R. Beaumont

                                            Director
--------------------------------------                                                       -------------------
Donne F. Fisher

                                                                     Form 10-K/A

              Signature                                        Title                                 Date
--------------------------------------      ------------------------------------------       -------------------

/s/ William P. Glasgow                      Director                                         April 28, 2000
--------------------------------------                                                       -------------------
William P. Glasgow

                                            Director
--------------------------------------                                                       -------------------
Stephen R. Mooney

                                            Director
--------------------------------------                                                       -------------------
Larry E. Romrell

/s/ James M. Schneider                      Director                                         April 28, 2000
--------------------------------------                                                       -------------------
James M. Schneider


/s/ John M. Lowber                          Senior Vice President, Chief Financial           April 28, 2000
--------------------------------------      Officer, Secretary and Treasurer                 -------------------
John M. Lowber                              (Principal Financial Officer)

/s/ Alfred J. Walker                        Vice President, Chief Accounting                 April 28, 2000
--------------------------------------      Officer                                          -------------------
Alfred J. Walker                            (Principal Accounting Officer)

                                                                     Form 10-K/A
                                                                         Page 42