Form 10-Q
period 2000-06-30
GENERAL COMMUNICATION INC
filed 2000-08-14
CIK 808461

As filed with the Securities and Exchange Commission on August 14, 2000.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

The number of shares outstanding of the registrant's classes of common stock, as of July 31, 2000 was:

                 48,090,828 shares of Class A common stock; and
                    3,908,148 shares of Class B common stock.

                                      INDEX

                           GENERAL COMMUNICATION, INC.

                                    FORM 10-Q

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                                                      Page No.
                                                                                                      --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of June 30, 2000
                       (unaudited) and December 31, 1999..................................................5

                    Consolidated Statements of Operations for the three
                       and six months ended June 30, 2000
                       (unaudited) and 1999 (unaudited)...................................................7

                    Consolidated Statements of Stockholders' Equity
                       for the six months ended June 30, 2000
                       (unaudited) and 1999 (unaudited)...................................................8

                    Consolidated Statements of Cash Flows for the six
                       months ended June 30, 2000 (unaudited)
                       and 1999 (unaudited)...............................................................9

                    Notes to Interim Condensed Consolidated Financial
                       Statements.........................................................................10

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................17

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................33

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................33

         Item 4.    Submission of Matters to a Vote of Securities Holders.................................33

         Item 6.    Exhibits and Reports on Form 8-K......................................................34

         Other items are omitted, as they are not applicable.

SIGNATURES................................................................................................35

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                  (Unaudited)
                                                                                    June 30,       December 31,
                            ASSETS                                                    2000             1999
---------------------------------------------------------------------------    ---------------- ----------------
                                                                                     (Amounts in thousands)
Current assets:
    Cash and cash equivalents                                                $        12,609           13,734
                                                                               ---------------- ----------------

    Receivables:
        Trade                                                                         45,857           48,145
        Other                                                                          1,302              269
                                                                               ---------------- ----------------
                                                                                      47,159           48,414
        Less allowance for doubtful receivables                                        3,452            2,833
                                                                               ---------------- ----------------
           Net receivables                                                            43,707           45,581
                                                                               ---------------- ----------------

    Refundable deposit                                                                   ---            9,100
    Prepaid and other current assets                                                   1,851            2,224
    Deferred income taxes, net                                                         3,033            2,972
    Inventories                                                                        4,602            3,754
    Property held for sale                                                            10,877              ---
    Notes receivable with related parties                                                478              449
                                                                               ---------------- ----------------

           Total current assets                                                       77,157           77,814
                                                                               ---------------- ----------------

Property and equipment in service, net of depreciation                               344,789          302,762
Construction in progress                                                               4,287            2,898
                                                                               ---------------- ----------------
           Net property and equipment                                                349,076          305,660
                                                                               ---------------- ----------------

Cable franchise agreements, net of amortization of $18,928,000 and
   $16,347,000 at June 30, 2000 and December 31, 1999, respectively                  187,564          190,145
Goodwill, net of amortization of $5,321,000 and $4,563,000 at
   June 30, 2000 and December 31, 1999, respectively                                  40,633           41,391
Other intangible assets, net of amortization of $490,000 and
   $269,000 at June 30, 2000 and December 31, 1999, respectively                       4,379            4,402
Property held for sale                                                                 1,550           10,877
Deferred loan and senior notes costs, net of amortization                              8,861            8,863
Notes receivable with related parties                                                  2,441            2,067
Other assets, at cost, net of amortization                                             1,431            1,932
                                                                               ---------------- ----------------
           Total other assets                                                        246,859          259,677
                                                                               ---------------- ----------------
           Total assets                                                      $       673,092          643,151
                                                                               ================ ================

See accompanying notes to interim condensed consolidated financial statements.


                                       5                             (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                                                                  (Unaudited)
                                                                                    June 30,       December 31,
             LIABILITIES AND STOCKHOLDERS' EQUITY                                     2000             1999
--------------------------------------------------------------------------     ---------------- ----------------
                                                                                    (Amounts in thousands)
Current liabilities:
    Current maturities of obligations under capital leases                   $         1,714              574
    Accounts payable                                                                  25,674           25,321
    Accrued interest                                                                   9,256            7,985
    Accrued payroll and payroll related obligations                                    8,323            8,601
    Deferred revenue                                                                   8,180            8,173
    Accrued liabilities                                                                3,938            3,152
    Subscriber deposits and other current liabilities                                  1,547            1,314
                                                                               ---------------- ----------------
        Total current liabilities                                                     58,632           55,120

Long-term debt, excluding current maturities                                         329,400          339,400
Obligations under capital leases, excluding current maturities                        47,580              747
Obligations under capital leases due to related party, excluding
    current maturities                                                                   274              353
Deferred income taxes, net of deferred income tax benefit                             25,127           30,861
Other liabilities                                                                      4,117            4,210
                                                                               ---------------- ----------------
        Total liabilities                                                            465,130          430,691
                                                                               ---------------- ----------------

Preferred stock. $1,000 par value, authorized 1,000,000 shares; issued outstanding 20,000 shares at March 31, 2000 and December 31, 1999;
   and convertible into Class A common stock at $5.55 per share of
   Class A common stock, redemption price at March 31, 2000 of $1,080                 21,658           19,912
                                                                               ---------------- ----------------
Stockholders' equity:
    Common stock (no par):
        Class A.  Authorized 100,000,000 shares; issued and outstanding
          47,951,024 and 46,869,671 shares at June 30, 2000 and
          December 31, 1999, respectively                                            180,582          176,740

        Class B. Authorized 10,000,000 shares; issued and outstanding
          3,908,148 and 4,048,480 shares at June 30, 2000 and December
          31, 1999, respectively; convertible on a share-per-share basis
          into Class A common stock                                                    3,303            3,422

        Less cost of 357,958 and 347,958 Class A common shares held in
          treasury at June 30, 2000 and December 31, 1999, respectively               (1,659)          (1,607)

    Paid-in capital                                                                    6,720            6,343
    Notes receivable issued upon stock option exercise                                (2,539)          (2,167)
    Retained earnings (deficit)                                                         (103)           9,817
                                                                               ---------------- ----------------

           Total stockholders' equity                                                186,304          192,548
                                                                               ---------------- ----------------
           Commitments and contingencies
           Total liabilities and stockholders' equity                        $       673,092          643,151
                                                                               ================ ================

See accompanying notes to interim condensed consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)                       (Unaudited)
                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                           June 30,
                                                           2000           1999               2000            1999
                                                     -------------- --------------     --------------- --------------
                                                            (Amounts in thousands, except per share amounts)

Revenues                                           $      71,426         83,659            139,703         144,997

Cost of sales and services                                29,637         34,342             59,295          62,212
Selling, general and administrative                       25,733         25,236             50,387          48,774
Depreciation and amortization                             12,506         11,426             25,594          21,724
                                                     -------------- --------------     --------------- --------------
     Operating income                                      3,550         12,655              4,427          12,287
                                                     -------------- --------------     --------------- --------------

Interest expense                                           9,398          8,992             19,412          16,072
Interest income                                              183            832                358             952
                                                     -------------- --------------     --------------- --------------
  Interest expense, net                                    9,215          8,160             19,054          15,120
                                                     -------------- --------------     --------------- --------------

     Net income (loss) before income taxes and
       cumulative effect of a change in
       accounting principle                               (5,665)         4,495            (14,627)         (2,833)

Income tax (expense) benefit                               2,139         (2,004)             5,603             803
                                                     -------------- --------------     --------------- --------------

     Net income (loss) before cumulative effect
       of a change in accounting principle                (3,526)         2,491             (9,024)         (2,030)

Cumulative effect of a change in accounting
   principle, net of income tax benefit of $245              ---            ---                ---             344
                                                     -------------- --------------     --------------- --------------
     Net income (loss)                             $      (3,526)         2,491             (9,024)         (2,374)
                                                     ============== ==============     =============== ==============

Basic and diluted net income (loss) per common
   share:
   Income (loss) before cumulative effect of a
     change in accounting principle                $        (.08)           .04               (.19)           (.04)
   Cumulative effect of a change in accounting
     principle                                               ---            ---                ---             .01
                                                     -------------- --------------     --------------- --------------
       Net income (loss)                           $        (.08)           .04               (.19)           (.05)
                                                     ============== ==============     =============== ==============

See accompanying notes to interim condensed consolidated financial statements.

                                    GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                    Class A     Class B    Class A                  Notes      Retained
         (Unaudited)                                 Common      Common   Shares Held  Paid-in    Receivable   Earnings
         (Amounts in thousands)                      Stock       Stock    in Treasury  Capital      Issued     (Deficit)
                                                 ----------------------------------------------------------------------
         Balances at December 31, 1998            $ 172,708      3,432      (1,607)     5,609        (637)      20,502
         Net loss                                       ---        ---         ---        ---         ---       (2,374)
         Tax effect of excess stock
           compensation expense for tax
           purposes over amounts recognized for
           financial reporting purposes                 ---        ---         ---         93         ---          ---
         Shares issued and issuable under stock
           option plan                                    5        ---         ---        109         ---          ---
         Shares issued under officer stock
           option agreements and notes issued
           upon officer stock option exercise            38        ---         ---        ---        (104)         ---
         Shares issued to Employee Stock
           Purchase Plan                              1,153        ---         ---         --         ---          ---
         Warrants issued                                ---        ---         ---         67         ---          ---
         Preferred stock dividends                      ---        ---         ---        ---         ---         (289)
                                                 ----------------------------------------------------------------------
         Balances at June 30, 1999                $ 173,904      3,432      (1,607)     5,878        (741)      17,839
                                                 ======================================================================

         Balances at December 31, 1999            $ 176,740      3,422      (1,607)     6,343      (2,167)       9,817
         Net loss                                       ---        ---         ---        ---         ---       (9,024)
         Tax effect of excess stock
           compensation expense for tax
           purposes over amounts recognized for
           financial reporting purposes                 ---        ---         ---        192         ---          ---
         Class B shares converted to Class A            119       (119)        ---        ---         ---          ---
         Shares issued and issuable under stock
           option plan                                1,406        ---         ---        185         ---          ---
         Shares issued under officer stock
           option agreements and notes issued
           upon officer stock option exercise           450        ---         ---        ---        (372)         ---
         Shares issued to Employee Stock
           Purchase Plan                              1,867        ---         ---        ---         ---          ---
         Purchase of treasury stock                     ---        ---         (52)       ---         ---          ---
         Preferred stock dividends                      ---        ---         ---        ---         ---         (896)
                                                 ----------------------------------------------------------------------
         Balances at June 30, 2000                $ 180,582      3,303      (1,659)     6,720      (2,539)        (103)
                                                 ======================================================================

See accompanying notes to interim condensed consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                    (Unaudited)
                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                                2000            1999
                                                                                          --------------- --------------
                                                                                               (Amounts in thousands)
   Cash flows from operating activities:
     Net loss                                                                           $      (9,024)         (2,374)
       Adjustments to reconcile net loss to net cash provided (used) by operating activities:
          Depreciation and amortization                                                        25,594          21,724
          Amortization charged to selling, general and administrative                             495             894
          Deferred income tax benefit                                                          (5,603)         (1,048)
          Deferred compensation and compensatory stock options                                    376             417
          Non-cash cost of sales                                                                  ---           3,703
          Bad debt expense, net of write-offs                                                     619           1,596
          Employee Stock Purchase Plan expense funded with General Communication, Inc.
           Class A common stock issued and issuable                                             1,391           1,153
          Write-off of capitalized interest                                                     1,955             ---
          Write-off of unamortized start-up costs                                                 ---             589
          Write-off of deferred debt issuance costs upon modification of Senior
           Holdings Loan                                                                          ---             472
          Warrants issued                                                                         ---              67
          Other noncash income and expense items                                                 (160)            (33)
          Change in operating assets and liabilities                                            4,217          (4,660)
                                                                                          --------------- --------------
             Net cash provided by operating activities                                         19,860          22,500
                                                                                          --------------- --------------

   Cash flows from investing activities:
      Purchases of property and equipment, including construction period interest             (18,873)        (23,227)
      Refund of deposit                                                                         8,806             ---
      Restricted cash investment                                                                  ---          (3,978)
      Purchase of property held for sale                                                       (1,550)            ---
      Purchases of other assets                                                                  (145)           (329)
      Notes receivable with related parties issued                                               (829)           (261)
      Payments received on notes receivable with related parties                                  582             149
                                                                                          --------------- --------------
             Net cash used in investing activities                                            (12,009)        (27,646)
                                                                                          --------------- --------------

   Cash flows from financing activities:
     Long-term borrowings - bank debt                                                             ---          13,776
     Repayments of long-term borrowings and capital lease obligations                         (10,280)        (20,223)
     Proceeds from preferred stock issuance                                                       ---          20,000
     Preferred stock offering issuance costs                                                      ---             (78)
     Payment of debt issuance costs and loan commitment fees                                     (128)           (495)
     Notes receivable with related parties issued upon stock option exercise                     (372)           (104)
     Proceeds from common stock issuance                                                        1,856              43
     Purchase of treasury stock                                                                   (52)            ---
                                                                                          --------------- --------------
             Net cash provided (used) by financing activities                                  (8,976)         12,919
                                                                                          --------------- --------------

             Net increase (decrease) in cash and cash equivalents                              (1,125)          7,773

             Cash and cash equivalents at beginning of period                                  13,734          12,008
                                                                                          --------------- --------------

             Cash and cash equivalents at end of period                                 $      12,609          19,781
                                                                                          =============== ==============

See accompanying notes to interim condensed consolidated financial statements.

                          GENERAL COMMUNICATION, INC.
          Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)

(1)      General
         In the following discussion, General Communication, Inc. and its direct and indirect subsidiaries are referred to as "we," "us" and "our."

           (a)   Business
                 General Communication, Inc. ("GCI"), an Alaska corporation, was incorporated in 1979. We offer the following services:
                   - Long-distance telephone service between Anchorage,
                     Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries
                   - Cable television services throughout Alaska
                   - Facilities-based competitive local access services in
                     Anchorage, Alaska
                   - Internet access services
                   - Termination of traffic in Alaska for certain common
                     carriers
                   - Interstate and intrastate private line services
                   - Managed services to certain commercial customers
                   - Sales and service of dedicated communications systems and related equipment
                   - Private network point-to-point data and voice transmission services between Alaska and the western contiguous United States
                   - Own and lease capacity on two undersea fiber optic cables used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries

           (b)   Principles of Consolidation
                 The consolidated financial statements include the accounts of GCI, GCI's wholly-owned subsidiary GCI, Inc., GCI, Inc.'s wholly-owned subsidiary GCI Holdings, Inc., GCI Holdings, Inc.'s wholly-owned subsidiaries GCI Communication Corp., GCI Cable, Inc. and GCI Transport Co., Inc., GCI Transport Co., Inc.'s wholly-owned subsidiaries GCI Satellite Co., Inc., GCI Fiber Co., Inc. and Fiber Hold Company, Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Company, Inc.'s wholly-owned partnership Alaska United Fiber System Partnership ("Alaska United"). GCI Communication Services, Inc. and its wholly owned subsidiary GCI Leasing Co. were merged into GCI Communication Corp. effective January 1, 2000. GCI Cable/Fairbanks, Inc. and GCI Cable/Juneau, Inc. were merged into GCI Cable, Inc. effective January 1, 2000.

                 All significant intercompany balances and transactions have been eliminated in consolidation.

           (c)   Net Income (Loss) Per Common Share

                 Net loss used to calculate basic and diluted net loss per
                 common share is increased by preferred stock dividends of
                 $455,000 for the three months ended June 30, 2000 and $896,000 and $289,000 for the six months ended June 30, 2000 and 1999, respectively. Net income used to calculate basic and diluted net income per common share is decreased by preferred stock dividends of $289,000 for the three months ended June 30, 1999.
                 Shares used to calculate net income (loss) per common share consist of the following (amounts in thousands):
                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                      June 30,
                                                                   2000         1999            2000          1999
                                                               ------------ ------------    ------------- ------------
                    Weighted average common shares outstanding    51,418       49,562          51,341        49,133
                    Common equivalent shares outstanding             ---        4,169             ---           ---
                                                               ------------ ------------    ------------- ------------
                                                                  51,418       53,731          51,341        49,133
                                                               ============ ============    ============= ============

                 Common equivalent shares outstanding which are anti-dilutive for purposes of calculating the net loss per common share for the three months ended June 30, 2000 and six months ended June
                 30,


                                       10                            (Continued)

                          GENERAL COMMUNICATION, INC.
          Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)

                 2000 and 1999, are not included in the diluted net loss per share calculation, and consist of the following (amounts in thousands):
                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                      June 30,
                                                                   2000         1999            2000          1999
                                                               ------------ ------------    ------------- ------------
                    Common equivalent shares outstanding            450          n/a             559           527
                                                               ============ ============    ============= ============

                 Weighted average shares associated with outstanding stock
                 options for the three and six months ended June 30, 2000 and
                 1999 which have been excluded from the diluted income (loss)
                 per share calculations because the options' exercise price was greater than the average market price of the common shares consist of the following (amounts in thousands):
                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                      June 30,
                                                                   2000         1999            2000          1999
                                                               ------------ ------------    ------------- ------------
                    Weighted average shares associated with
                        outstanding stock options                 2,579        2,107           2,359         2,213
                                                               ============ ============    ============= ============

           (d)   Preferred and Common Stock

                 Following is the statement of preferred and common stock at
                 June 30, 2000 and 1999 (shares, in thousands):
                                                                    Preferred           Common Stock
                                                                      Stock        Class A        Class B
                                                                  ------------- ----------------------------
                    Balances at December 31, 1998                      ---          45,895         4,061
                    Class B shares converted to Class A                ---               7            (7)
                    Shares issued under stock option plan              ---               1           ---
                    Shares issued under officer stock option
                      agreements                                       ---              50           ---
                    Shares issued to Employee Stock Purchase Plan      ---             280           ---
                     Shares issued under Preferred Stock
                      Agreement                                         20             ---           ---
                                                                  ------------- -------------- -------------
                        Balances at June 30, 1999                       20          46,233         4,054
                                                                  ============= ============== =============

                    Balances at December 31, 1999                       20          46,870         4,048
                    Class B shares converted to Class A                ---             140          (140)
                    Shares issued under stock option plan              ---             181           ---
                    Shares issued to Employee Stock Purchase Plan      ---             335           ---
                    Warrant exercise                                   ---             425           ---
                                                                  ------------- -------------- -------------
                        Balances at June 30, 2000                       20          47,951         3,908
                                                                  ============= ============== =============

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

           (g)   Other
                 The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements include the consolidated accounts of GCI and its wholly owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 1999.

(2)        Consolidated Statements of Cash Flows Supplemental Disclosures

           Changes in operating assets and liabilities consist of (amounts in thousands):
                Six-month periods ended June 30,                                           2000         1999
                                                                                       ------------- ------------
                 (Increase) decrease in receivables                                  $     1,282        (3,702)
                 Decrease in income tax receivable                                           ---         1,965
                 (Increase) decrease in prepaid and other current assets                     264        (1,235)
                 Increase in inventory                                                      (743)         (504)
                 Increase (decrease) in accounts payable                                     353        (2,028)
                 Increase in accrued liabilities                                             786         1,005
                 Increase  in accrued payroll and payroll related obligations                198           111
                 Increase (decrease) in accrued interest                                   1,271          (105)
                 Increase in subscriber deposits and other current liabilities               232           411
                 Increase (decrease) in deferred revenues                                      7           (97)
                 Increase (decrease) in other long-term liabilities                          567          (481)
                                                                                       ------------- ------------
                                                                                     $     4,217        (4,660)
                                                                                       ============= ============

           We paid no income taxes during the six-month periods ended June 30, 2000 and 1999. We received income tax refunds of $0 and $1,965,000 during the six-month periods ended June 30, 2000 and 1999, respectively.

           We paid interest totaling $16,987,000 and $16,239,000 during the six-month periods ended June 30, 2000 and 1999, respectively.

           We recorded $192,000 and $93,000 during the six-month periods ended June 30, 2000 and 1999, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

           During the six-month periods ended June 30, 2000 and 1999 we funded the employer matching portion of Employee Stock Purchase Plan contributions by issuing GCI Class A Common Stock valued at $1,406,000 and $1,153,000, respectively.

           We financed the purchase of satellite transponders pursuant to a long-term capital lease arrangement with a leasing company during the six-month period ended June 30, 2000 at a cost of $48.2 million.



                                       12                            (Continued)

                          GENERAL COMMUNICATION, INC.
          Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)

(3)        Redeemable Preferred Stock
           We issued 20,000 shares of convertible redeemable accreting preferred stock ("Preferred Stock") on April 30, 1999. Proceeds totaling $20 million (before payment of expenses of $88,000) were used for general corporate purposes, to repay outstanding indebtedness, and to provide additional liquidity. Our amended Senior Holdings Loan facilities limit use of such proceeds. The Preferred Stock contains a $1,000 per share liquidation preference, plus accrued but unpaid dividends and fees. Prior to the four-year anniversary following closing, dividends are payable semi-annually at the rate of 8.5%, plus accrued but unpaid dividends, at our option, in cash or in additional fully-paid shares of Preferred Stock. Dividends earned after the four-year anniversary of closing are payable semi-annually in cash only. Dividends of $1,746,000 have been accrued at June 30, 2000 and will be paid in additional fully-paid shares of Preferred Stock. Additional dividends totaling $309,000, or $15.00 per share, are accrued at June 30, 2000 and the determination of whether they will be paid in cash or additional fully-paid shares of Preferred Stock will be made at the next semi-annual payment date. Mandatory redemption is required 12 years from the date of closing.

(4)        Industry Segments Data
           Our reportable segments are business units that offer different products. The reportable segments are each managed separately because they manage and offer distinct products with different production and delivery processes.

           We have four reportable segments as follows:

                  Long-distance services. We offer a full range of common-carrier long-distance services to commercial, government, other telecommunications companies and residential customers, through our networks of fiber optic cables, digital microwave, and fixed and transportable satellite earth stations and our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics.

                  Cable services. We provide cable television services to residential, commercial and government users in the State of Alaska. Our cable systems serve 26 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks and Juneau. Cable plant upgrades in 1999 and 1998 enabled us to offer digital cable television services in Anchorage and retail cable modem service (through our Internet services segment) in Anchorage, Fairbanks and Juneau, complementing our existing service offerings. We plan to expand our product offerings as plant upgrades are completed in other communities in Alaska.

                  Local access services. We offer facilities based competitive local exchange services in Anchorage and plan to provide similar competitive local exchange services in Alaska's other major population centers.

                  Internet services. We began offering wholesale and retail Internet services in 1998. Deployment of the new undersea fiber optic cable allowed us to offer enhanced services with high-bandwidth requirements.

           Included in the "Other" segment in the tables that follow are our managed services, product sales, cellular telephone services, and management services for Kanas Telecom, Inc., a company that owns and operates a fiber optic cable system constructed along the trans-Alaska oil pipeline corridor extending from Prudhoe Bay to Valdez, Alaska. None of these business units have ever met the quantitative thresholds for determining reportable segments. Also included in the Other segment in 1999 is a $19.5 million sale of undersea fiber optic cable system capacity, and corporate related expenses including marketing, customer service, management information systems, accounting, legal and regulatory, human resources and other general and administrative expenses.

           We evaluate performance and allocate resources based on (1) earnings or loss from operations before depreciation, amortization, net interest expense and income taxes, and (2) operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of


                                       13                            (Continued)

                          GENERAL COMMUNICATION, INC.
          Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)

           significant accounting policies included in our annual report on Form 10-K at December 31, 1999. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

           We earn all revenues through sales of services and products within the United States of America. All of our long-lived assets are located within the United States of America.

           Summarized financial information for our reportable segments follows for the six months ended June 30, 2000 and 1999 follows (amounts in thousands):
                                                      Long-                     Local
                                                     Distance       Cable       Access     Internet
                                                     Services      Services    Services    Services      Other     Total
                                                   ------------------------------------------------------------------------
                              2000
                              ----
              Revenues:
                Intersegment                       $    6,742          739       3,146       1,281         ---     11,908
                External                               88,475       32,590       9,309       3,731       5,598    139,703
                                                   ------------------------------------------------------------------------
                   Total revenues                  $   95,217       33,329      12,455       5,012       5,598    151,611
                                                   ========================================================================

              Earnings (loss) from operations
                before depreciation, amortization,
                net interest expense and income
                taxes                              $   34,382       16,143       1,320      (4,706)    (17,006)    30,133
                                                   ========================================================================
              Operating income (loss)              $   23,299        6,872      (1,246)     (5,548)    (18,835)     4,539
                                                   ========================================================================

                              1999
                              ----
              Revenues:
                Intersegment                       $    4,124        1,159       1,422         ---         ---      6,705
                External                               79,187       29,971       7,478       2,151      26,210    144,997
                                                   ------------------------------------------------------------------------
                   Total revenues                  $   83,311       31,130       8,900       2,151      26,210    151,702
                                                   ========================================================================

              Earnings (loss) from operations
                before depreciation, amortization,
                net interest expense, income taxes
                and cumulative effect of a change
                in accounting principle            $   27,540       17,188        (166)     (3,557)     (6,599)    34,406
                                                   ========================================================================

              Operating income (loss)              $   21,950        8,408      (2,763)     (4,088)    (10,825)    12,682
                                                   ========================================================================

           A reconciliation of total segment revenues to consolidated revenues follows:
                 Six-months ended June 30,                                          2000          1999
                                                                               ------------- --------------
                 Total segment revenues                                       $    151,611       151,702
                 Less intersegment revenues eliminated in consolidation            (11,908)       (6,705)
                                                                               ------------- --------------
                      Consolidated revenues                                   $    139,703       144,997
                                                                               ============= ==============

                                       14                            (Continued)

                          GENERAL COMMUNICATION, INC.
          Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)

           A reconciliation of total segment earnings from operations before depreciation, amortization, net interest expense, income taxes and cumulative effect of a change in accounting principle to consolidated net loss before income taxes and cumulative effect of a change in accounting principle follows:
                 Six-months ended June 30,                                           2000          1999
                                                                               -------------- --------------
                 Total segment earnings from operations before depreciation, amortization, net interest expense, income taxes and
                   cumulative effect of a change in
                   accounting principle                                       $     30,133        34,406
                 Less intersegment contribution eliminated in consolidation           (112)         (395)
                                                                               -------------- --------------
                      Consolidated earnings from operations before
                        depreciation, amortization, net interest expense,
                        income taxes and cumulative effect of a change in
                        accounting principle                                        30,021        34,011
                 Depreciation and amortization                                      25,594        21,724
                                                                               -------------- --------------
                      Consolidated operating income                                  4,427        12,287
                 Interest expense, net                                              19,054        15,120
                                                                               -------------- --------------
                      Consolidated net loss before income taxes and
                        cumulative effect of a change in accounting
                        principle                                             $    (14,627)       (2,833)
                                                                               ============== ==============

           A reconciliation of total segment operating income to consolidated net loss before income taxes and cumulative effect of a change in accounting principle follows:
                 Six-months ended June 30,                                           2000          1999
                                                                               -------------- -------------
                 Total segment operating income                              $      4,539         12,682
                 Less intersegment contribution eliminated in consolidation
                                                                                     (112)          (395)
                                                                               -------------- -------------
                      Consolidated operating income                                 4,427         12,287
                 Interest expense, net                                             19,054         15,120
                                                                               -------------- -------------
                      Consolidated net loss before income taxes and
                        cumulative effect of a change in accounting
                        principle                                            $    (14,627)        (2,833)
                                                                               ============== =============

(5)        Commitments and Contingencies

           Satellite Transponders Capital Lease
           We entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet our long-term satellite capacity requirements. The satellite was successfully launched in January 2000 and delivered to us on March 5, 2000. In March 2000 we agreed to finance the satellite transponders pursuant to a long-term capital lease arrangement with a leasing company. The base term of the lease is one year from the closing date with the option for eight one-year lease term renewals. The capital lease includes certain covenants requiring maintenance of specific levels of operating cash flow to indebtedness and limitations on additional indebtedness.

           We took ownership of the satellite transponders on April 1, 2000. The satellite transponders are recorded at a cost of $48.2 million and will be depreciated over nine years with a remaining residual value of $14.3 million.



                                       15                            (Continued)

                          GENERAL COMMUNICATION, INC.
          Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)

           Future Fiber Capacity Sale
           We entered into an agreement effective July 1999 for a second $19.5 million sale of fiber capacity. The agreement requires that the buyer acquire the capacity during the 18-month period following the effective date of the contract. Costs associated with the capacity to be sold have been classified as Property Held for Sale in the accompanying interim condensed consolidated financial statements at June 30, 2000.

           Deferred Compensation Plan
           Our non-qualified, unfunded deferred compensation plan provides a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and provides a means for certain other deferrals of compensation. We may, at our discretion, contribute matching deferrals equal to the rate of matching selected by us. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are our general creditors with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled approximately $30,000 and $60,000 during the six-month periods ended June 30, 2000 and 1999, respectively.

           Self-Insurance
           We are self-insured for losses and liabilities related primarily to health and welfare claims up to predetermined amounts above which third party insurance applies. A reserve of $630,000 and $600,000 was recorded at June 30, 2000 and December 31, 1999, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserve. While management uses what it believes is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

           Litigation and Disputes
           We are routinely involved in various lawsuits, billing disputes, legal proceedings and regulatory matters that have arisen in the normal course of business. While the ultimate results of these items cannot be predicted with certainty, management does not expect at this time the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.

           Cable Service Rate Reregulation
           Effective March 31, 1999, the rates for cable programming services (service tiers above basic service) are no longer regulated. This regulation ended pursuant to provisions of the Telecommunications Act of 1996 and the regulations adopted pursuant thereto by the FCC. Federal law still permits regulation of basic service rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system's subscribers request such regulation by filing a petition with the RCA. At June 30, 2000, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. (The Juneau system serves 7.9% of our total basic service subscribers at June 30, 2000.) On July 27, 2000 the RCA approved in full a requested rate increase for the Juneau system, to be effective October 1, 2000.

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

                                    OVERVIEW

We have experienced significant growth in recent years through expansion and development of our new and existing businesses and products. We have historically met our cash needs for operations through our cash flows from operating activities. Cash requirements for acquisitions and capital expenditures have been provided largely through our financing activities.

Long-distance services. Our provision of interstate and intrastate long-distance services to residential, commercial and governmental customers and to other common carriers (principally WorldCom, Inc. ("WorldCom") and Sprint Corporation ("Sprint")), and provision of private line and leased dedicated capacity services accounted for 97.1% of our total long-distance services revenues during the second quarter of 2000. Factors that have the greatest impact on year-to-year changes in long-distance services revenues include the rate per minute charged to customers and usage volumes, usually expressed as minutes of use.

Revenues from private line and other data services sales increased 15.6% to $6.7 million during the second quarter of 2000 as compared to the second quarter of 1999 due primarily to increased system capacity and increasing demand for data services by Internet service providers ("ISP"), commercial and governmental customers, and others. Demand for data services to and from the lower 48 states previously exceeded the available supply of capacity, however such demand is beginning to be filled with uncompressed fiber optic capacity on our Alaska United fiber optic cable system.

Our long-distance cost of sales and services has consisted principally of direct costs of providing services, including local access charges paid to LECs for originating and terminating long-distance calls in Alaska, and fees paid to other long-distance carriers to carry calls terminating in areas not served by our network. Calls terminating in the lower 49 states are carried over Worldcom's network and calls terminating in international locations are carried principally over Sprint's network. During the second quarter of 2000, local access charges accounted for 66.4% of long-distance cost of sales and services, fees paid to other long-distance carriers represented 28.2%, satellite transponder lease and undersea fiber maintenance costs represented 4.6%, and other costs represented 0.8% of long-distance cost of sales and services.

Our long-distance selling, general, and administrative expenses have consisted of operating and engineering, customer service, sales and communications, management information systems, general and administrative, and legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities, insurance and property taxes). A significant portion of long-distance selling, general, and administrative expenses, 37.3% during the second quarter of 2000, represents operating and engineering costs.

Long-distance services face significant competition from AT&T Alascom, Inc., long-distance resellers, and from local telephone companies that have entered the long-distance market. The total number of active long-distance residential, commercial and small business customers increased 5.6% at June 30, 2000 as compared to June 30, 1999, and increased 2.5% as compared to December 31, 1999. We believe our approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow us to be competitive in providing those services.



                                       17                            (Continued)

Revenues derived from other common carriers increased 17.3% to $17.5 million in the second quarter of 2000 as compared to the second quarter of 1999. The increase is due primarily to a 24.7% increase to 170.1 million minutes carried for other common carriers offset by a change in the mix of wholesale minutes carried for such customers, which reduced the average rate charged 6.0%. We secured contract amendments during the second quarter of 1999 with Worldcom and Sprint. The amendments provided, among other things, for a three-year contract term extension for Sprint. The Worldcom contract expires in 2001. Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to Worldcom and Sprint by their customers. Pricing pressures, new program offerings and market consolidation continue to evolve in the markets served by Worldcom and Sprint. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures. We are unable to predict the effect on us of such changes, however given the materiality of other common carrier revenues to us; a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

Services included in the Other segment as described in note 4 to the accompanying interim condensed consolidated financial statements are included in the long-distance services segment for purposes of this Management's Discussion and Analysis.

Cable services. During the second quarter of 2000, cable television revenues represented 23.3% of consolidated revenues. The cable systems serve 26 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

We generate cable services revenues from three primary sources: (1) programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; and (3) advertising sales. During the second quarter of 2000 programming services generated 85.4% of total cable services revenues, equipment rental and installation fees accounted for 8.1% of such revenues, advertising sales accounted for 3.6% of such revenues, cable modem services accounted for 2.1% of such revenues and other services accounted for the remaining 0.8% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services, the average number of subscribers during a given reporting period, and revenues generated from new product offerings.

The cable systems' cost of sales and selling, general and administrative expenses have consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising and rental expense. During the second quarter of 2000 programming and copyright expenses represented 45.5% of total cable cost of sales and selling, general and administrative expenses, and general and administrative costs represented 48.9% of such total. Marketing and advertising costs represented approximately 5.7% of such total expenses.

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

Local access services. We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. Effective March 1999 we transitioned to the "bill and keep" cost settlement method for termination of traffic on our facilities and on other's facilities. Local exchange services revenues totaled $4.8 million representing 6.7% of consolidated revenues in the second quarter of 2000. The primary factors that contribute to year-to-year changes in local access services revenues are the average number of business and residential subscribers to our services during a given reporting period and the average monthly rates charged for non-traffic sensitive services.


                                       18                            (Continued)

Operating and engineering expenses represented approximately 3.6% of total local access services cost of sales and selling, general and administrative expenses during the second quarter of 2000. Marketing and advertising costs represented approximately 7.4% of such total expenses, customer service and general and administrative costs represented approximately 42.1% of such total expenses, and local access cost of sales represented approximately 46.9% of such total expenses.

Our local access services segment faces significant competition in Anchorage from Alaska Communications Systems, Inc. ("ACS") and AT&T Alascom, Inc. We believe our approach to developing, pricing, and providing local access services will allow us to be competitive in providing those services.

Internet services. We began offering Internet services in several markets in Alaska during 1998. We generate Internet services revenues from two primary sources: (1) access product services, including commercial DIAS, ISP DIAS, and retail dial-up service revenues, and (2) network management services. Internet services segment revenues totaled $2.0 million representing 2.8% of total revenues in the second quarter of 2000. The primary factors that contribute to year-to-year changes in Internet services revenues are the average number of subscribers to our services during a given reporting period, the average monthly subscription rates, and the number and type of additional premium features selected.

Operating and general and administrative expenses represented approximately 50.2% of total Internet services cost of sales and selling, general and administrative expenses during the second quarter of 2000. Internet cost of sales represented approximately 37.1% of such total expenses and marketing and advertising represented approximately 12.7% of such total expenses.

Marketing campaigns continue to be deployed featuring bundled residential and commercial Internet products. Additional bandwidth was made available to our Internet segment resulting from completion of our Alaska United undersea fiber optic cable project. The new Internet offerings are coupled with our long-distance and local access services offerings and provide free basic Internet services or discounted premium Internet services if certain long-distance or local access services plans are selected. Value-added premium Internet features are available for additional charges.

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

Other services segment revenues during the second quarter of 2000 include network solutions and outsourcing revenues totaling $2.1 million, communications equipment sales totaling $371,000 and cellular resale and other revenues totaling $670,000.

During the second quarter of 1999 we completed a $19.5 million sale of long-haul capacity in our Alaska United undersea fiber optic cable system ("fiber capacity sale") in a cash transaction. The sale includes both capacity within Alaska, and between Alaska and the lower 49 states. We announced in July 1999 that an agreement pertaining to a second $19.5 million sale of fiber capacity had been executed. The agreement requires that the buyer acquire additional capacity during the 18-month period following the effective date of the contract.

We have invested approximately $2.2 million in our PCS license at June 30, 2000. During second quarter 2000 we deployed fixed wireless service in the Anchorage area. We have incurred expenditures totaling $315,000 in the deployment at June 30, 2000 and we expect to incur approximately $200,000 in additional expenditures during the remainder of 2000.


                                       19                            (Continued)

Depreciation, amortization and net interest expense on a consolidated basis increased $2.1 million in the second quarter of 2000 as compared to the second quarter of 1999 resulting primarily from additional depreciation on 1999 and 2000 capital expenditures, increased interest rates, and additional average outstanding capital lease obligation balances.

                              RESULTS OF OPERATIONS

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated and the percentage changes in such data as compared to the corresponding prior year period:

(Underlying data rounded to the nearest thousands)
                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                                         Percentage                           Percentage
                                                                          Change (1)                           Change(1)
                                                                           2000 vs.                             2000 vs.
      (Unaudited)                                    2000       1999        1999         2000       1999         1999
                                                     ----       ----        ----         ----       ----         ----
      Revenues
          Long-distance services                     62.8%      48.7%       10.2%        63.3%      54.6%        11.7%
          Cable services                             23.3%      17.8%       11.7%        23.3%      20.7%         8.7%
          Local access services                       6.7%       4.5%       27.2%         6.7%       5.1%        24.5%
          Internet services                           2.8%       1.3%       82.0%         2.7%       1.5%        73.5%
          Other services                              4.4%      27.7%      (86.6%)        4.0%      18.1%       (78.6%)
                                                 -----------------------------------------------------------------------
             Total revenues                         100.0%     100.0%      (14.6%)      100.0%     100.0%        (3.7%)

      Cost of sales and services                     41.5%      41.1%      (13.7%)       42.4%      42.9%        (4.7%)
      Selling, general and administrative
        expenses                                     36.0%      30.2%        2.0%        36.1%      33.6%         3.3%
      Depreciation and amortization                  17.5%      13.6%        9.5%        18.3%      15.0%        17.8%
                                                 -----------------------------------------------------------------------
             Operating income                         5.0%      15.1%      (71.9%)        3.2%       8.5%       (64.0%)
             Net income (loss) before income
               taxes and cumulative effect of a
               change in accounting principle        (7.9%)      5.4%     (226.0%)      (10.5%)     (2.0%)      416.3%
             Net income (loss) before
               cumulative effect of a change in
               accounting principle                  (4.9%)      3.0%     (241.5%)       (6.5%)     (1.4%)      344.6%
             Net income (loss)                       (4.9%)      3.0%     (241.5%)       (6.5%)     (1.6%)      280.1%

      Other Operating Data (2):
      Cable services operating income (3)            22.3%      27.7%      (10.1%)       21.1%      28.1%       (18.3%)
      Local services operating loss (4)              (3.3%)    (45.7%)     (90.9%)      (13.4%)    (36.9%)      (54.9%)
      Internet services operating loss (5)         (137.3%)   (101.6%)     145.9%      (148.7%)   (190.1%)       35.7%

      --------------------------
      (1)Percentage change in underlying data.
      (2)Includes customer service, marketing and advertising costs.
      (3)Computed as a percentage of total cable services revenues.
      (4)Computed as a percentage of total local services revenues.
      (5)Computed as a percentage of total Internet services revenues.

                                       20                            (Continued)

THREE MONTHS ENDED JUNE 30, 2000 ("2000") COMPARED TO THREE MONTHS ENDED JUNE 30, 1999 ("1999")

Revenues. Total revenues decreased 14.6% from $83.7 million in 1999 to $71.4 million in 2000. The decrease is due to the $19.5 million fiber capacity sale in 1999 as previously described. Excluding the 1999 fiber capacity sale revenue, total revenues grew $7.2 million, or 11.2%, in 2000 as compared to 1999.

Long-distance revenues from commercial, residential, governmental, and other common carrier customers increased 10.2% to $44.9 million in 2000. The long-distance revenue increase in 2000 was largely due to the following:

    - An increase of 5.7% in the number of active residential, small business and commercial customers billed from 88,100 at June 30, 1999 to 93,100 at June 30, 2000
    - An increase of 14.9% in total minutes of use to 257.2 million minutes
    - An increase of 15.5% in private line and private network transmission services revenues from $5.8 million in 1999 to $6.7 million in 2000 due to an increased number of customers
    - An increase of 17.4% in revenues from other common carriers (principally Worldcom and Sprint), from $14.9 million in 1999 to $17.5 million in 2000

Long-distance revenue increases were offset by a 11.7% reduction in our average rate per minute on long-distance traffic from $0.137 per minute in 1999 to $0.121 per minute in 2000. The decrease in rates resulted primarily from a new category of wholesale minutes carried on our network at a reduced rate per minute. Decreased rates are also attributed to our promotion of and customers' enrollment in calling plans offering discounted rates and length of service rebates, such plans being prompted in part by our primary long-distance competitor, AT&T Alascom, reducing its rates, and the entry of LECs into long-distance markets served by us.

Cable revenues increased 11.7% to $16.7 million in 2000. Programming services revenues increased 14.2% to $14.2 million in 2000 resulting from an increase of approximately 4,500 basic subscribers served and increased pay-per-view and premium service revenues. New facility construction efforts during the last half of 1999 and the first half of 2000 resulted in approximately 3,700 additional homes passed at June 30, 2000 which contributed to additional subscribers and revenues in 2000. Revenue per average basic subscriber per month increased $4.22, or 11.4%, from 1999 to 2000 due to rate increases in certain markets and continued growth of new premium products, such as the 300.6% increase in digital subscribers to 8,900 in 2000. The cable segment's share of cable modem revenue increased $198,000 to $341,000 in 2000 after the introduction of such services in the first quarter of 1999.

Local access services revenues increased 27.2% in 2000 to $4.8 million. At June 30, 2000 approximately 54,600 lines were in service and approximately 1,400 additional lines were awaiting connection as compared to approximately 38,000 lines in service and approximately 1,800 additional lines awaiting connection at June 30, 1999.

Internet services revenues increased from $1.6 million in 1999 to $2.0 million in 2000 primarily due to growth in the number of customers served. We have approximately 59,000 active residential, commercial and small business retail dial-up Internet subscribers at June 30, 2000 as compared to approximately 32,200 at June 30, 1999.

Cost of sales and services. Cost of sales and services totaled $34.3 million in 1999 and $29.6 million in 2000. As a percentage of total revenues, cost of sales and services increased from 41.1% in 1999 to 41.5% in 2000. The increase in cost of sales and services as a percentage of revenues is primarily attributed to the impact of the fiber capacity sale, increased cable services cost of sales as a percentage of cable services revenues and changes in our product mix due to the growth of the local access services and Internet services product lines. Off-setting these increases was a decrease in costs resulting from reassigning long-distance and other traffic from leased to owned satellite facilities.

Long-distance cost of sales and services decreased from $21.1 million in 1999 to $19.4 million in 2000. Long-distance cost of sales as a percentage of long-distance revenues decreased from 52.6% in 1999 to 43.2% in 2000 primarily due to the effect of reassigning traffic carried by satellite transponders from leased to owned


                                       21                            (Continued)
capacity and reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic. Offsetting the 2000 decrease as compared to 1999 is a decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by us. We expect increased cost savings as traffic carried on our own facilities continues to grow. Additional capacity between Alaska and the lower 48 states now available on our Alaska United fiber optic cable system has allowed us to carry significant additional amounts of data services traffic on our own facilities rather than paying other carriers for leased capacity.

Cable cost of sales and services as a percentage of cable revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased from 25.1% in 1999 to 26.2% in 2000. Cable services rate increases did not keep pace with increases in programming and copyright costs in 2000. Programming costs increased for most of our cable services offerings, and we incurred additional costs on new programming introduced in 1999 and 2000.

Local access services cost of sales and services as a percentage of local access services revenues increased from 46.8% in 1999 to 61.9% in 2000 primarily due to accruals recorded for disputed billings.

Internet services cost of sales and services increased $124,000 from 1999 to 2000. Internet services costs of sales as a percentage of Internet services revenues totaled 56.6% and 51.2% in 1999 and 2000, respectively. The Internet services costs of sales decrease as a percentage of Internet services revenues is primarily due to a $830,000 increase in Internet's portion of cable modem revenue. As Internet revenues have increased, economies of scale and more efficient network utilization have resulted in reduced Internet cost of sales and services as a percentage of Internet revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 2.0% to $25.7 million in 2000. In 2000 we accrued a Company-wide success sharing bonus totaling $800,000. Success sharing is a bonus paid to all employees when our earnings before interest, depreciation, amortization and taxes reach new highs. No accrual was recorded in the three-month period ended June 30, 1999. The effect of the success sharing accrual was off-set by a $840,000 decrease in advertising expense. Selling, general and administrative expenses, as a percentage of total revenues, increased from 30.2% in 1999 to 36.0% in 2000 primarily as a result of the fiber capacity sale.

Depreciation and amortization. Depreciation and amortization expense increased 9.5% to $12.5 million in 2000. The increase is attributable to our $36.6 million investment in equipment and facilities placed into service during 1999 for which a full year of depreciation will be recorded during the year ended December 31, 2000, the acquisition of a satellite transponder asset (as discussed in note 5 to the interim condensed consolidated financial statements) for which depreciation began in 2000 and the $18.9 million investment in other equipment and facilities during 2000 for which a partial year of depreciation will be recorded during 2000.

Interest expense, net. Interest expense, net of interest income, increased 12.2% to $9.2 million in 2000. This increase resulted primarily from increases in our average outstanding indebtedness resulting primarily from the capital lease of satellite transponder capacity, construction of new long-distance and Internet facilities, expansion and upgrades of cable television facilities, investment in local access services equipment and facilities, and higher interest rates on outstanding indebtedness. We charged $470,000 of deferred financing costs to interest expense in the second quarter of 1999 resulting from the amendment to the Holdings Loan Facilities which reduced borrowing capacity (see Liquidity and Capital Resources).

Income tax (expense) benefit. Income tax (expense) benefit decreased from ($2.0) million in 1999 to $2.1 million in 2000 due to an increased net loss before income taxes in 2000 as compared to 1999. Our effective income tax rate decreased from 44.6% in 1999 to 37.8% in 2000 due to the increased net loss and the proportional amount of items that are nondeductible for income tax purposes.

At June 30, 2000, we have (1) tax net operating loss carryforwards of approximately $105.8 million that will begin expiring in 2008 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.5 million available to offset regular income taxes payable in future years. Our utilization of remaining net operating loss carryforwards is subject to certain limitations pursuant to Internal Revenue Code section 382.


                                       22                            (Continued)

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. We estimate that our effective income tax rate for financial statement purposes will be approximately 38% in 2000.

SIX MONTHS ENDED JUNE 30, 2000 ("2000") COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 ("1999")

Revenues. Total revenues decreased 3.7% from $145.0 million in 1999 to $139.7 million in 2000. The decrease is due to the $19.5 million fiber capacity sale in 1999 as previously described. Excluding the 1999 fiber capacity sale revenue, total revenues grew $14.2 million, or 11.3%, in 2000 as compared to 1999.

Long-distance revenues from commercial, residential, governmental, and other common carrier customers increased 11.7% to $88.5 million in 2000. The long-distance revenue increase in 2000 was largely due to the following:

    - An increase of 5.6% in the number of active residential, small business and commercial customers billed from 88,100 at June 30, 1999 to 93,000 at June 30, 2000
    - An increase of 23.4% in total minutes of use to 512.5 million minutes
    - An increase of 23.1% in private line and private network transmission services revenues from $10.4 million in 1999 to $12.8 million in 2000 due to an increased number of customers
    - An increase of 14.4% in revenues from other common carriers (principally Worldcom and Sprint), from $29.8 million in 1999 to $34.1 million in 2000

Long-distance revenue increases were offset by a 18.2% reduction in our average rate per minute on long-distance traffic from $0.148 per minute in 1999 to $0.121 per minute in 2000. The decrease in rates resulted primarily from a new category of wholesale minutes carried on our network at a reduced rate per minute. Decreased rates are also attributed to our promotion of and customers' enrollment in calling plans offering discounted rates and length of service rebates, such plans being prompted in part by our primary long-distance competitor, AT&T Alascom, reducing its rates, and the entry of LECs into long-distance markets served by us.

Cable revenues increased 8.7% to $32.6 million in 2000. Programming services revenues increased 9.5% to $28.0 million in 2000 resulting from an increase of approximately 4,500 basic subscribers served and increased pay-per-view and premium service revenues. New facility construction efforts in the last half of 1999 and first half of 2000 resulted in approximately 3,700 additional homes passed which contributed to additional subscribers and revenues in 2000. Revenue per average basic subscriber per month increased $4.22, or 11.4%, from 1999 to 2000 due to rate increases in certain markets and continued growth of new premium products, such as the 300.6% increase in digital subscribers to 8,900 in 2000. The cable segment's share of cable modem revenue increased $562,000 to $705,000 in 2000 after the introduction of cable modem services in the first quarter of 1999.

Local access services revenues increased 24.5% in 2000 to $9.3 million. At June 30, 2000 approximately 54,600 lines were in service and approximately 1,400 additional lines were awaiting connection as compared to approximately 38,000 lines in service and approximately 1,800 additional lines awaiting connection at June 30, 1999.

Internet services revenues increased from $2.2 million in 1999 to $3.7 million in 2000 primarily due to growth in the number of customers served. We have approximately 59,000 active residential, commercial and small business retail dial-up Internet subscribers at June 30, 2000 as compared to approximately 32,200 at June 30, 1999.

Cost of sales and services. Cost of sales and services totaled $62.2 million in 1999 and $59.3 million in 2000. As a percentage of total revenues, cost of sales and services decreased from 42.9% in 1999 to 42.4% in 2000. The decrease in cost of sales and services as a percentage of revenues is primarily due to the effect of reassigning long-distance traffic carried by satellite transponders from leased to owned capacity off-set by the


                                       23                            (Continued)
impact of the fiber capacity sale, increased cable services cost of sales as a percentage of cable services revenues and changes in our product mix due to the growth of the local access services and Internet services product lines.

Long-distance cost of sales and services decreased from $40.7 million in 1999 to $39.9 million in 2000. Long-distance cost of sales as a percentage of long-distance revenues decreased from 51.4% in 1999 to 45.1% in 2000 primarily due to reassigning traffic carried by satellite transponders from leased to owned capacity and reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic. Offsetting the 2000 decrease as compared to 1999 is a decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by us. We expect increased cost savings as traffic carried on our own facilities continues to grow. Additional capacity between Alaska and the lower 48 states now available on our Alaska United fiber optic cable system has allowed us to carry significant additional amounts of data services traffic on our own facilities rather than paying other carriers for leased capacity.

Cable cost of sales and services as a percentage of cable revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased from 24.9% in 1999 to 26.6% in 2000. Cable services rate increases did not keep pace with increases in programming and copyright costs in 2000. Programming costs increased for most of our cable services offerings, and we incurred additional costs on new programming introduced in 1999 and 2000.

Local access services cost of sales and services as a percentage of local access services revenues increased from 49.7% in 1999 to 57.8% in 2000 primarily due to accruals recorded for disputed billings.

Internet services cost of sales and services increased $782,000 from 1999 to 2000. Internet services costs of sales as a percentage of Internet services revenues totaled 61.6% and 56.5% in 1999 and 2000, respectively. The decrease of Internet services costs of sales as a percentage of Internet services revenues is primarily due to a $1.4 million increase in Internet's portion of cable modem revenue. As Internet revenues have increased, economies of scale and more efficient network utilization have resulted in reduced Internet cost of sales and services as a percentage of Internet revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 3.3% to $50.4 million in 2000. The 2000 increase resulted from:
    - Internet services operating, engineering, sales, customer service and administrative cost increases from $2.5 million in 1999 to $3.5 million in 2000. Increased costs were necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate expected growth in our Internet services customer base.
    - Accrual of a Company-wide success sharing bonus totaling $800,000 in 2000. Success sharing is a bonus paid to all employees when our earnings before interest, depreciation, amortization and taxes reach new highs. No accrual was recorded in the six-month period ended June 30, 1999.
    - Reduced long-distance services capitalized labor due to completion of the fiber optic cable system construction effort.
The increases above are off-set by a $1.3 million decrease in advertising expense and a $720,000 decrease in bad debt expense.

Selling, general and administrative expenses, as a percentage of total revenues, increased from 33.6% in 1999 to 36.1% in 2000 primarily as a result of the fiber capacity sale.

Depreciation and amortization. Depreciation and amortization expense increased 17.8% to $25.6 million in 2000. The increase is attributable to our $36.6 million investment in equipment and facilities placed into service during 1999 for which a full year of depreciation will be recorded during the year ended December 31, 2000, the acquisition of a satellite transponder asset (as discussed in note 5 to the interim condensed consolidated financial statements) for which depreciation began in the second quarter of 2000, the $18.9 million investment in other equipment and facilities during 2000 for which a partial year of depreciation will be recorded during 2000, and a charge of $1.7 million in first quarter resulting from a change in the estimated remaining lives of assets that will be replaced in the future.


                                       24                            (Continued)

Interest expense, net. Interest expense, net of interest income, increased 26.5% from $15.1 million in 1999 to $19.1 million in 2000. This increase resulted primarily from a charge of $2.0 million to interest expense in first quarter to write-off previously capitalized interest expense, increases in our average outstanding indebtedness resulting primarily from the capital lease of satellite transponder capacity, construction of new long-distance and Internet facilities, expansion and upgrades of cable television facilities, investment in local access services equipment and facilities, and higher interest rates on outstanding indebtedness. We charged $470,000 of deferred financing costs to interest expense in the second quarter of 1999 resulting from the amendment to the Holdings Loan Facilities which reduced borrowing capacity (see Liquidity and Capital Resources).

Income tax benefit. Income tax benefit increased from $803,000 in 1999 to $5.6 million in 2000 due to an increased net loss before income taxes in 2000 as compared to 1999. Our effective income tax rate increased from 28.3% in 1999 to 38.3% in 2000 due to the increased net loss and the proportional amount of items that are nondeductible for income tax purposes.

At June 30, 2000, we have (1) tax net operating loss carryforwards of approximately $105.8 million that will begin expiring in 2008 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.5 million available to offset regular income taxes payable in future years. Our utilization of remaining net operating loss carryforwards is subject to certain limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. We estimate that our effective income tax rate for financial statement purposes will be approximately 38% in 2000.


                                       25                            (Continued)

                 FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The following chart provides selected unaudited statement of operations data from our quarterly results of operations during 2000 and 1999:
                                                            (Amounts in thousands, except per share amounts)
                                                      -------------------------------------------------------------
                                                          First      Second       Third     Fourth        Total
                                                         Quarter     Quarter     Quarter    Quarter        Year
                                                      -------------------------------------------------------------
     2000
     ----
     Revenues:
       Long-distance services                      $      43,620      44,855                              88,475
       Cable services                              $      15,930      16,660                              32,590
       Local access services                       $       4,520       4,789                               9,309
       Internet services                           $       1,713       2,018                               3,731
       Other services                              $       2,494       3,104                               5,598
                                                      -------------------------------------------------------------
          Total revenues                           $      68,277      71,426                             139,703
     Operating income                              $         877       3,550                               4,427
     Net loss before income taxes                  $      (8,962)     (5,665)                            (14,627)
     Net loss                                      $      (5,498)     (3,526)                             (9,024)
     Basic and diluted net loss per
      common share (1)                             $       (0.12)       (.08)                              (0.19)

     1999
     ----
     Revenues:
       Long-distance services                      $      38,469      40,697      43,276     41,601      164,043
       Cable services                              $      15,062      14,909      15,218     15,957       61,146
       Local access services                       $       3,714       3,764       3,845      4,220       15,543
       Internet services                           $       1,042       1,109       1,151      1,497        4,799
       Other services                              $       3,051      23,180       3,850      3,567       33,648
                                                      -------------------------------------------------------------
          Total revenues                           $      61,338      83,659      67,340     66,842      279,179
     Operating income (loss)                       $        (368)     12,655       1,908      1,555       15,750
     Net income (loss) before income taxes and
       cumulative effect of a change in
       accounting principle                        $      (7,328)      4,495      (5,702)    (6,331)     (14,866)
     Net income (loss) before cumulative effect
       of a change in accounting principle         $      (4,521)      2,491      (3,537)    (3,616)      (9,183)
     Net income (loss)                             $      (4,865)      2,491      (3,537)    (3,616)      (9,527)
     Basic and diluted net income (loss) per
      common share:
       Net income (loss) before cumulative
          effect of a change in accounting
          principle (1)                            $       (0.09)       0.04       (0.08)     (0.08)       (0.20)
       Cumulative effect of a change in
          accounting principle                     $        0.01         ---         ---        ---         0.01
                                                      -------------------------------------------------------------
       Net income (loss) (1)                       $       (0.10)       0.04       (0.08)     (0.08)       (0.21)
                                                      =============================================================

     --------------------------
     1 Due to rounding, the sum of quarterly loss per common share amounts may not agree to year-to-date loss per common share amounts.

Revenues. Total revenues for the quarter ended June 30, 2000 ("second quarter") were $71.4 million, representing a 4.5% increase from $68.3 million for the quarter ended March 31, 2000 ("first quarter"). The second quarter increase resulted from:
    - A 2.8% increase in long-distance services revenue to $44.9 million in second quarter primarily due to a 4.9% increase in revenues from other common carriers to $17.5 million, and a 9.4% increase in private line revenues to $6.7 million. Long distance minutes increased 1.0% to 257.2 million minutes, due to a


                                       26                            (Continued)

      2.2% increase in OCC minutes (principally Worldcom and Sprint) off-set by a 2.0% decrease in non-OCC minutes of traffic carried. The long-distance average rate per minute was $.121 in the first and second quarters.
    - A 4.6% increase in cable services revenue to $16.7 million in second quarter due to 3.3% increase in programming services revenues to $14.2 million generated from new product offerings and a 44.9% increase in advertising sales to $605,000.

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

Cost of sales and services. Cost of sales and services decreased from $29.7 million in the first quarter to $29.6 million in the second quarter. As a percentage of revenues, second and first quarter cost of sales and services totaled 41.5% and 43.4%, respectively. The decrease in the cost of sales and services as a percentage of revenues is primarily due to the transfer of our traffic from a satellite leased under an operating lease to a satellite owned by us and financed via a capital lease, and avoidance of access charges resulting from distribution and termination of our traffic on our own network instead of paying other carriers to distribute and terminate our traffic.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.1 million in the second quarter as compared to the first quarter. As a percentage of revenues, second quarter selling, general and administrative expenses were 36.0% as compared to 36.1% for the first quarter. The second quarter decrease as a percentage of sales is primarily a result of increased revenues in second quarter without a corresponding proportional increase in support costs off-set by a $800,000 increase in expenses associated with an accrual for the Company-wide success sharing program in the second quarter. Success sharing is a bonus paid to all employees when our earnings before interest, depreciation, amortization and taxes reach new highs. No such accrual was made in the first quarter.

Net loss. We reported a net loss of $3.5 million for the second quarter as compared to a net loss of $5.5 million for the first quarter. The decrease in the net loss is primarily due to a non-recurring charge of $2.0 million to interest expense in first quarter to write-off previously capitalized interest expense and a non-recurring charge of $1.7 million in the first quarter resulting from a change in the estimated remaining lives of assets that will be replaced in the future.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities totaled $19.9 million in the six-month period ended June 30, 2000 ("2000") as compared to $22.5 million in the six-month period ended June 30, 1999 ("1999"), net of changes in the components of working capital. Other sources of cash during 2000 include the refund of a $8.8 million deposit. Our expenditures for property and equipment, including construction in progress, totaled $18.9 million and $23.2 million in 2000 and 1999, respectively. Other uses of cash during 2000 included repayment of $10.3 million of long-term borrowings and capital lease obligations and purchases of $1.6 million of property held for sale.

Net receivables decreased $1.9 million from December 31, 1999 to June 30, 2000 primarily due to decreased OCC trade receivables.

Working capital totaled $18.5 million at June 30, 2000, a $4.2 million decrease from working capital of $22.7 million as of December 31, 1999. The decrease in working capital is primarily attributed to our use of current assets to purchase long-term capital assets and repay long-term debt.

The Holdings $200,000,000 ($150,000,000 as amended) and $50,000,000 credit facilities mature June 30, 2005. The Holdings Loan facilities were amended in April 1999 (see below) and bear interest, as amended, at


                                       27                            (Continued)
either Libor plus 1.00% to 2.50%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.00% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. $77.7 million and $87.7 million were drawn on the credit facilities as of June 30, 2000 and December 31, 1999, respectively.

On April 13, 1999, we amended the Holdings credit facilities. These amendments contained, among other things, provisions for payment of a one-time amendment fee of 0.25% of the aggregate commitment, an increase in the commitment fee by 0.125% per annum on the unused portion of the commitment, and an increase in the interest rate of 0.25%. The amended facilities reduce the aggregate commitment by $50 million to $200 million, and limit capital expenditures to $35 million in 1999 and $35 million in 2000 with no limits thereafter (excluding amounts paid for the Alaska United fiber optic cable system and the capital lease of the satellite transponder asset). Pursuant to the Financial Accounting Standards Board Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements," we recorded as additional interest expense $470,000 of deferred financing costs in the second quarter of 1999 resulting from the reduced borrowing capacity. In connection with the April 1999 amendment, we agreed to pay all fees and expenses of our lenders, including an amendment fee of 0.25% of the aggregate commitment, totaling $530,000.

Holding's credit facilities and GCI, Inc.'s senior notes contain restrictions on our operations and activities, including requirements that we comply with certain financial covenants and financial ratios. Under the amended Holding's credit facility, Holdings may not permit the ratio of senior debt to annualized operating cash flow (as defined) of Holdings and certain of its subsidiaries to exceed 2.75 to 1.0 through September 30, 2000 and 2.50 to 1.0 from October 1, 2000 to December 31, 2000, total debt to annualized cash flow to exceed 5.50 times, and annualized operating cash flow to interest expense to be less than
2.0 to 1.0 from April 1, 2000 and thereafter. Certain of the foregoing ratios decrease in specified increments during the life of the credit facility. The credit facility requires Holdings to maintain a ratio of annualized operating cash flow to debt service of Holdings and certain of its subsidiaries of at least 1.25 to 1.0, and annualized operating cash flow to fixed charges of at least 1.0 to 1.0 effective January 1, 2001 (which adjusts to 1.05 to 1.0 in April, 2003 and thereafter). The senior notes impose a requirement that the leverage ratio of GCI, Inc. and certain of its subsidiaries not exceed 6.0 to
1.0 on an incurrence basis, subject to the ability of GCI, Inc. and certain of its subsidiaries to incur specified permitted indebtedness without regard to such ratios.

On January 27, 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle. At June 30, 2000 and December 31, 1999 $71.7 million was borrowed under the facility. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended an additional two years at any time between the second and fifth anniversary of closing the facility if we can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, interest, and principal installments based on the extended maturity. The Fiber Facility bears interest at either Libor plus 3.0%, or at the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or, at our option, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60 million or less.

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

We expect to use approximately one-half of the Alaska United system capacity in addition to our existing owned and leased facilities to carry our own traffic. One of our large commercial customers signed agreements in the first quarter of 1999 for the immediate lease of three DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the lower 48 states. The lease agreements provide for three-year terms, with renewal options for additional terms. In the second quarter of 1999 we completed a sale of capacity in our Alaska United system in a $19.5 million cash transaction. The sale includes both capacity within Alaska, and between Alaska and the lower 48 states. An agreement was executed in July 1999 for a second $19.5 million sale of fiber capacity. The agreement requires that the buyer acquire additional capacity


                                       28                            (Continued)
during the 18-month period following the effective date of the contract. We continue to pursue opportunities for sale or lease of additional capacity on our system.

We entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet our long-term satellite capacity requirements. The satellite was successfully launched in January 2000 and delivered to us on March 5, 2000. In March 2000 we agreed to finance the satellite transponders pursuant to a long-term capital lease arrangement with a leasing company. At June 30, 2000 $48.2 million was financed under this capital lease. The base term of the lease is one year from the closing date with the option for eight one-year lease term renewals. The capital lease includes certain covenants requiring maintenance of specific levels of operating cash flow to indebtedness and limitations on additional indebtedness.

Our expenditures for property and equipment, including construction in progress, totaled $9.8 million and $23.2 million during 2000 and 1999, respectively. Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, the development and construction of a PCS network and continued upgrades to our cable television plant. Sources of funds for these planned capital expenditures are expected to include internally generated cash flows and borrowings under our credit facilities.

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

We issued 20,000 shares of convertible redeemable accreting preferred stock ("Preferred Stock") on April 30, 1999. Proceeds totaling $20 million (before payment of expenses) were used for general corporate purposes, to repay outstanding indebtedness, and to provide additional liquidity. Prior to the four-year anniversary following closing, dividends are payable semi-annually at the rate of 8.5%, plus accrued but unpaid dividends, at our option, in cash or in additional fully-paid shares of Preferred Stock. Dividends earned after the four-year anniversary of closing are payable semi-annually in cash only. Dividends of $1,746,000 have been accrued at June 30, 2000 and will be paid in additional fully-paid shares of Preferred Stock. Additional dividends totaling $309,000, or $15.00 per share, are accrued at June 30, 2000 and the determination of whether they will be paid in cash or additional fully-paid shares of Preferred Stock will be made at the next semi-annual payment date. Mandatory redemption is required 12 years from the date of closing.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities and Amendment of SFAS No. 133", requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means


                                       29                            (Continued)
that we must adopt the standard no later than January 1, 2001. We do not expect the adoption of this standard to have a material impact on our results of operations, financial position or cash flows.

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

SEC Staff Accounting Bulletin No. 101. SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin is effective October 1, 2000, we believe the adoption will not have a material impact on our results of operations, financial position or cash flows.

                                 Year 2000 Costs

We did not defer any critical information technology projects because of our Year 2000 program efforts. At June 30, 2000 we have an estimated $200,000 in remaining incremental remediation costs.

                                 ALASKA ECONOMY

We offer voice and data telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, growth of our business and of our operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. Oil revenues are now the third largest source of state revenues, following investment income and federal funds. Alaska's investment earnings will supply 34% of the state's projected revenues in fiscal 2001, with federal funding comprising 25% and oil revenues 27% of the total. Much of the investment income and all of the federal funding is restricted or dedicated for specific purposes, however, leaving oil revenues as the primary funding source (75%) of general operating expenditures.

The volume of oil transported by the TransAlaska Oil Pipeline System ("TAPS") over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has begun to decline in recent years and is presently down 40% from the fiscal 1988 level, and down 25% from the fiscal 1997 level. The two largest producers of oil in Alaska (the primary users of the TAPS) continue to explore, develop and produce new oil fields and to enhance recovery from existing fields to offset the decline in production from the Prudhoe Bay field. Both companies have invested large sums of money in developing and implementing oil recovery techniques at the Prudhoe Bay field and other nearby fields. The state now forecasts a temporary reversal of the production rate decline and a slight increase in the production rate in 2005. This forecasted increase is attributed to new developments at the Alpine, Liberty and Northstar fields, as well as new production from Prudhoe Bay and other fields.

Market prices for North Slope oil declined to below $10 per barrel in 1998, and averaged $12.70 in fiscal 1999, well below the average price used by the state to budget its oil related revenues. The prices have since increased to a 10-year high of $32.30 on March 7, 2000, with a fiscal 2000 average price per barrel of $23.27.

The July 2000 update to the state's spring 2000 forecast for fiscal 2001 forecasts the price for North Slope crude averaging $26.77 and then declining to $22.32 in fiscal 2002 and $18.53 over the following few years. Recent higher prices are largely due to the March 1999 OPEC agreement to cut production to force prices


                                       30                            (Continued)
higher. The OPEC agreement called for production cuts from January 1999 levels of a little more than 2 million barrels per day. At its March 27, 2000 meeting, nine of the eleven OPEC members agreed to increase production quotas by a total of 1.452 million barrels per day. Iran did not agree to an official quota but has been quoted as saying it would increase production sufficient to maintain its market share. Iraq is not subject to an OPEC quota. Based on estimates of current production, the new production quotas for the nine members would represent about a 450,000 barrels per day increase. At its June 21, 2000 meeting, OPEC members agreed to increase production quotas by an additional 500,000 barrels per day. History suggests that market forces lead to lower prices when oil sells for more than $20 per barrel. What is uncertain is when and how fast the correction will occur. The response of non-OPEC production to higher prices is uncertain. The production policy of OPEC and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

The state of Alaska maintains the Constitutional Budget Reserve Fund that is intended to fund budgetary shortfalls. The state withdrew $256 million from the Constitutional Budget Reserve Fund in fiscal 2000 and, based on the state's oil price and production forecasts, and considering the state's other revenues, the Alaska Department of Revenue expects to draw about $122 million in fiscal 2001 to balance the state's budget, down substantially from the $413 million fiscal 2001 draw expected in their spring 2000 forecast. If the state's current projections are realized, the Constitutional Budget Reserve Fund will be depleted in 2004. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance its budget. The Governor of the state of Alaska and the Alaska Legislature are pursuing cost cutting and revenue enhancing measures.

Oil companies and service providers announced cost cutting measures to offset a portion of the declining oil revenues in 1999, resulting in a reduction of oil industry jobs of over 1,400. Projects that are underway are reportedly not affected by the cutbacks, however BP (previously BP Amoco) did notify state officials that it would delay its exploration of the Genesee test site east of Prudhoe.

Although oil prices have a substantial effect on Alaska's economy, analysts believe that tourism, air cargo, and service sectors are strong enough to offset a portion of the expected downturn. These industries have helped offset the prevailing pattern of oil industry downsizing that has occurred during much of the last several years. Two other factors that support Alaska's economy are the healthy national economy and low inflation. Economists expect construction to remain strong over the next few years. $1.69 billion of federal money is expected to be distributed to the State of Alaska for highways and other federally supported projects in fiscal 2001.

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

BP and Atlantic Richfield Company ("ARCO") announced April 13, 2000 that they received clearance from the Federal Trade Commission for the combination of their companies, which was completed April 18, 2000.

BP, Exxon Mobil Corporation ("ExxonMobil"), ARCO and Phillips Petroleum ("Phillips") announced April 13, 2000 that they reached an agreement to resolve outstanding issues relating to the ownership and operation of the Prudhoe Bay and Point Thomson Units in Alaska. The agreement reportedly is intended to optimize operations, reduce costs and facilitate new oil and gas development in the state of Alaska. The agreement aligns the respective equity interests of BP Exploration (Alaska), ExxonMobil and Phillips in the Prudhoe Bay Unit, and provides for a single operator at that unit. In addition, the agreement resolves issues relating to North Slope preferential rights and field operatorship. The companies stated that the agreement will not only help ensure the efficient and long-term production of the fields, but will also facilitate future Alaska development, including gas commercialization.


                                       31                            (Continued)

The aligned oil and gas interests among the major owners will be 26.7% for BP Exploration (Alaska), 36.8% for ExxonMobil and 36.5% for Phillips. BP Exploration (Alaska), current operator of the Western Operating Area in the Prudhoe Bay Unit, will become the single operator. ExxonMobil and BP Exploration (Alaska) Inc. have also agreed to work towards alignment in the Point Thomson field area with respective interests of 45% for BP Exploration and 55% for ExxonMobil.

Phillips became a major new operator of the North Slope Kuparuk and Alpine fields, following Federal Trade Commission approval and final closing of the ARCO Alaska acquisition August 1, 2000.

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

No assurance can be given that oil companies doing business in Alaska will be successful in discovering new fields or further developing existing fields which are economic to develop and produce oil with access to the pipeline or other means of transport to market, even with the reduced level of royalties. We are not able to predict the effect of changes in the price and production volumes of North Slope oil or the acquisition of ARCO by BP and Phillips on Alaska's economy or on us.

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

Our Senior Holdings Loan carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 1.0% to 2.5%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of June 30, 2000, we have borrowed $77.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $777,000 in additional gross interest cost on an annualized basis.

Our Fiber Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 3.0%, or at our choice, the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or at our choice, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60,000,000 or less. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of June 30, 2000, we have borrowed $71.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $717,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of June 30, 2000, we have borrowed $48.2 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $482,000 in additional gross interest cost on an annualized basis.

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Information regarding pending legal proceedings to which we are a party is included in Note 5 of Notes to Interim Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)      Date of the meeting:  June 8, 2000
                    Purpose of meeting:  Annual shareholders meeting

           (b) Name of each director elected at the meeting and the name of each other director whose term of office as a director continued after the meeting:

                           Name                   Votes for       Votes withheld
                    ----------------------     ---------------    --------------
                    Ronald A. Duncan              71,459,435         6,517,100
                    Paul S. Lattanzio             73,440,440         4,536,095
                    Stephen R. Mooney             73,440,689         4,535,846
                    Larry E. Romrell              71,198,901         6,777,634

                    Directors, in addition to those listed above, whose term of office as director continued after the meeting:
                      Ronald R. Beaumont
                      Donne F. Fisher
                      William P. Glasgow
                      Carter F. Page
                      James M. Schneider
                      Robert M. Walp

                (c) Other matters voted upon:

                    Amendment to the Company's Revised 1986 Stock Option Plan to increase the number of shares of the Company's common stock allocated to the plan by 1.5 million shares of Class A common stock, ratifying an amendment to the plan deleting the exceptions to Board of Director authority to amend the Stock Option Plan without shareholder approval and adding a new exception to that authority, and approval of several administrative amendments to the plan approved by the Board of Directors.

                    Votes
                    -----
                    For: 77,991,849
                    Against: 6,232,045
                    Abstain: 75,389
                    Result: Passed

                    Amendments to the Company's Restated Articles of Incorporation generally relating to the terms under which the Company's board of directors may approve issuance of Company preferred stock, and approving action by the board canceling and otherwise deleting a statement of stock designation as issued and filed with the State of Alaska and relating to a 1991 offer of preferred stock which is no longer outstanding.

                    Votes
                    -----
                    For: 62,177,486
                    Against: 10,859,570
                    Abstain: 119,970
                    Result:  Passed

                (d) Not applicable

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits:

                     Exhibit 10.82 - Lease Intended for Security between GCI
                          Satellite Co., Inc. and General Electric Capital Corporation *

                     Exhibit 27 - Financial Data Schedule *

                (b) Reports on Form 8-K filed during the quarter ended June 30, 2000 - None


                ---------------------
                * Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GENERAL COMMUNICATION, INC.

              Signature                                       Title                                  Date
--------------------------------------      --------------------------------------------      ------------------

/s/                                         President and Director                             August 10, 2000
--------------------------------------      (Principal Executive Officer)                     ------------------
Ronald A. Duncan

/s/                                         Senior Vice President, Chief Financial             August 10, 2000
--------------------------------------      Officer, Secretary and Treasurer                  ------------------
John M. Lowber                              (Principal Financial Officer)


/s/                                         Vice President, Chief Accounting                   August 10, 2000
--------------------------------------      Officer                                           ------------------
Alfred J. Walker                            (Principal Accounting Officer)