Form 10-Q/A
period 2000-09-30
GENERAL COMMUNICATION INC
filed 2000-11-22
CIK 808461

As filed with the Securities and Exchange Commission on November 22, 2000.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                            AMENDMENT #1 TO FORM 10-Q

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
    $1,746,000 dividends accrued, pending stock issuance                                    21,658            19,912
                                                                                      --------------- -----------------
Stockholders' equity:
    Common stock (no par):
        Class A.  Authorized 100,000,000 shares; issued and outstanding
          48,481,799 and 46,869,671 shares at September 30, 2000 and
          December 31, 1999, respectively                                                  181,816           176,740

        Class B. Authorized 10,000,000 shares; issued and outstanding
          3,904,870 and 4,048,480 shares at September 30, 2000 and December
          31, 1999, respectively; convertible on a share-per-share basis
          into Class A common stock                                                          3,300             3,422

        Less cost of 357,958 and 347,958 Class A common shares held in
          treasury at September 30, 2000 and December 31, 1999, respectively                (1,659)           (1,607)

    Paid-in capital                                                                          6,827             6,343
    Notes receivable issued upon stock option exercise                                      (2,976)           (2,167)
    Retained earnings (deficit)                                                             (2,921)            9,817
                                                                                     ---------------- -----------------

           Total stockholders' equity                                                      184,387           192,548
                                                                                     ---------------- -----------------
           Commitments and contingencies
           Total liabilities and stockholders' equity                              $       671,438           643,151
                                                                                     ================ =================

See accompanying notes to interim condensed consolidated financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GENERAL COMMUNICATION, INC.

              Signature                                       Title                                  Date
--------------------------------------      --------------------------------------------      ------------------

/s/                                         President and Director                             November 21, 2000
--------------------------------------      (Principal Executive Officer)                     ------------------
Ronald A. Duncan

/s/                                         Senior Vice President, Chief Financial             November 21, 2000
--------------------------------------      Officer, Secretary and Treasurer                  ------------------
John M. Lowber                              (Principal Financial Officer)


/s/                                         Vice President, Chief Accounting                   November 21, 2000
--------------------------------------      Officer                                           ------------------
Alfred J. Walker                            (Principal Accounting Officer)