Form 10-K405
period 2000-12-31
GENERAL COMMUNICATION INC
filed 2001-03-30
CIK 808461

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading on February 28, 2001 was approximately $267,120,000.

     The number of shares outstanding of the registrant's common stock as of
                            February 28, 2001, was:

                  Class A common stock - 48,765,081 shares; and
                    Class B common stock - 3,902,297 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on June 7, 2001 are incorporated by reference into Part III of this report.

                           GENERAL COMMUNICATION, INC.
                         2000 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


                                                                                                                     Page
                                                                                                                     ----
Glossary...............................................................................................................3

Cautionary Statement Regarding Forward-Looking Statements.............................................................11

Part I................................................................................................................13

   Item 1.  Business..................................................................................................13
   Item 2.  Properties................................................................................................54
   Item 3.  Legal Proceedings.........................................................................................57
   Item 4.  Submission of Matters to a Vote of Security Holders.......................................................57

Part II...............................................................................................................58

   Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.................................58
   Item 6.  Selected Financial Data...................................................................................58
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................60
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk................................................76
   Item 8.  Consolidated Financial Statements and Supplementary Data..................................................76
   Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure......................77

Part III..............................................................................................................77

Part IV..............................................................................................................110

   Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K...........................110

This Annual Report on Form 10-K is for the year ending December 31, 2000. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

                                    Glossary

ACCESS CHARGES -- Expenses incurred by an IXC and paid to LECs for accessing the local networks of the LECs in order to originate and terminate long-distance calls and provide the customer connection for private line services.

ACS -- Alaska Communications Systems, Inc., previously ALEC Holdings, Inc. -- ACS, one of our competitors, includes acquired properties from Century Telephone Enterprises, Inc. and the Anchorage Telephone Utility ("ATU"). ATU provided local telephone and long distance services primarily in Anchorage and cellular telephone services in Anchorage and other Alaska markets.

ALASKA UNITED -- Alaska United Fiber System Partnership -- an Alaska partnership wholly owned by The Company. Alaska United was organized to construct and operate a new fiber optic cable connecting various locations in Alaska and the lower 49 states and foreign countries through Seattle, Washington.

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

AT&T -- AT&T Corp. -- Acquired Tele-Communications, Inc. ("TCI") in a 1999 merger; one of our competitors.

AT&T Alascom -- Alascom, Inc. -- a wholly owned subsidiary of AT&T and one of our competitors.

BASIC SERVICE -- The basic service tier includes, at a minimum, all signals of domestic television broadcast stations provided to any subscriber, any public, educational, and governmental programming required by the franchise to be carried on the basic tier, and any additional video programming service added to the basic tier by the cable operator.

BOC -- BELL SYSTEM OPERATING COMPANY -- A LEC owned by any of the remaining Regional Bell Operating Companies, which are holding companies established following the AT&T Divestiture Decree to serve as parent companies for the BOCs.

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

BROADBAND -- A high-capacity communications circuit/path, usually implying a speed greater than 256 kbps.

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

DSL - Digital Subscriber Line -- Technology that allows Internet access at data transmission speeds greater than those of modems over conventional telephone lines.

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

FDDI -- Fiber Distributed Data Interface -- Based on fiber optics, FDDI is a 100-megabit per second LAN technology used to connect computers, printers, and workstations at very high speeds. FDDI is also used as backbone technology to interconnect other LANs.

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

INTEREXCHANGE -- Communication between two different LATAs.

ISDN -- Integrated Services Digital Network -- A set of standards for transmission of simultaneous voice, data and video information over fewer channels than would otherwise be needed, through the use of out-of-band signaling. The most common ISDN system provides one data and two voice circuits over a traditional copper wire pair, but can represent as many as 30 channels. Broadband ISDN extends the ISDN capabilities to services in the Gigabit range (see BRI and PRI).

ISP -- Internet Service Provider -- a company providing retail and/or wholesale Internet services.

INTERNET -- A global collection of interconnected computer networks which use TCP/IP, a common communications protocol.

IXC -- Interexchange Carrier -- A long-distance carrier providing services between local exchanges.

KANAS -- Kanas Telecom, Inc. - a corporation owned primarily by WorldCom. Kanas owns and operates a fiber optic cable system constructed along the trans-Alaska oil pipeline corridor extending from Prudhoe Bay to Valdez, Alaska.

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

LDAP - Lightweight Directory Access Protocol -- A distributed, hierarchical directory service access protocol that is used to access repositories of users and other network related entities

LEC -- Local Exchange Carrier -- A company providing local telephone services. Each BOC is a LEC.

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

POP -- Point of Presence -- The physical access location interface between a LEC and an IXC network. The point to which the telephone company terminates a subscriber's circuit for long-distance service or leased line communications.

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

PTI -- PTI Communications of Alaska, Inc. -- now ACS of Fairbanks, Inc., a subsidiary of ACS.

PUBLIC SWITCHED NETWORK -- That portion of a LEC's network available to all users generally on a shared basis (i.e., not dedicated to a particular user). Traffic along the public switched network is generally switched at the LEC's central offices.

RBOC -- Regional Bell Operating Company -- Any of the remaining regional Bell holding companies which the AT&T Divestiture Decree established to serve as parent companies for the BOCs.

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

SPRINT -- Sprint Corporation -- one of our significant customers.

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

VSAT -- Very Small Aperture Terminal -- A portable satellite terminal that allows connection via a satellite link.

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

WORLDCOM -- WorldCom, Inc. -- owns approximately 18% of our common stock, presently controls nominations to two seats on our Board, and is one of our significant customers. Prior to May 1, 2000, the Company was named MCI WorldCom, Inc.

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

   - Material adverse changes in the economic conditions in the markets we serve and in general economic conditions;
   - The efficacy of the rules and regulations to be adopted by the FCC and state public regulatory agencies to implement the provisions of the 1996 Telecom Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
   - Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include local, cable and Internet services; the extent and pace at which different competitive environments develop for each segment of our business; the extent and duration for which competitors from each segment of the telecommunications industry are able to offer combined or full service packages prior to our being able to do so; the degree to which we experience material competitive impacts to our traditional service offerings prior to achieving adequate local service entry; and competitor responses to our products and services and overall market acceptance of such products and services;
   - The outcome of our negotiations with ILECs and state regulatory arbitrations and approvals with respect to interconnection agreements; and our ability to purchase unbundled network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local exchange service at competitive rates;
   - Success and market acceptance for new initiatives, many of which are untested; the level and timing of the growth and profitability of new initiatives, particularly local access services expansion, Internet (consumer and business) services expansion and wireless services; start-up costs associated with entering new markets, including advertising and promotional efforts; successful deployment of new systems and applications to support new initiatives; and local conditions and obstacles;
   - Uncertainties inherent in new business strategies, new product launches and development plans, including local access services, Internet services, wireless services, digital video services, cable modem services, DSL services, and transmission services;
   - Rapid technological changes;
   - Development and financing of telecommunication, local access, wireless, Internet and cable networks and services;
   - Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements;
   - Availability of qualified personnel;
   - Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the RCA, and adverse outcomes from regulatory proceedings;

   - Uncertainties in federal military spending levels and military base closures in markets in which we operate;
   - Industry consolidation and mergers;
   - Other risks detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

These forward-looking statements (and such risks, uncertainties and other factors) are made only as of the date of this report and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this document to reflect any change in our expectations with regard to those statements or any other change in events, conditions or circumstances on which any such statement is based, except as required by law. Readers are cautioned not to put undue reliance on such forward-looking statements.

                                     Part I

Item 1.  Business

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

We are a significant provider in Alaska of an integrated package of long-distance, local and wireless telecommunications services, cable television services and Internet services and are well positioned to take advantage of growth opportunities in the communications, data and entertainment markets.

Financial Information About Industry Segments
We have four reportable segments: long-distance services, cable services, local access services and Internet services. For information required by this section, you should see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Also refer to Note 9 included in
Part II, Item 8, Consolidated Financial Statements and Supplementary Data.

Historical Development of our Business During the Past Fiscal Year
Properties Expansion
We entered into a purchase and lease-purchase option agreement for the acquisition of satellite transponders to meet our long-term satellite capacity requirements. The Galaxy XR satellite was successfully launched January 24, 2000 from Arianespace Space Center in Kourou, French Guiana, and was made available to us March 5, 2000. We finalized a long-term lease purchase transaction upon final acceptance of the satellite transponders. The satellite increases our satellite capacity and provides long-distance voice, fax, Internet and data traffic capabilities primarily for our customers in rural Alaska. We use six C-band and one Ku-band transponders on Galaxy XR. The seven transponders represent a capital lease investment of approximately $48 million. Each transponder is capable of carrying a minimum of 1,800 simultaneous voice or data calls.

The Ku-band transponder is used to carry high-speed Internet traffic to 68 rural Alaska schools, as well as voice and data services to remote fishing, mining and logging operations. Voice, fax, Internet, telemedicine and distance education applications are delivered over both C-band and Ku-band.

We announced in February 2001 that an agreement had been reached to acquire from WorldCom an 85 percent controlling interest in the corporation owning the 800-mile fiber optic cable system that extends from Prudhoe Bay, Alaska to Valdez, Alaska via Fairbanks. Following execution of a long-term services contract between Kanas and WorldCom and subject to other terms of the agreement, we will issue to WorldCom shares of a new series of Class C preferred stock valued at $10 million. We plan to enhance the system and incorporate its operation into our operations control systems. These enhancements are expected to improve our voice, Internet and data services in interior Alaska, as well as third party vendors' services that utilize capacity on the fiber optic system. We expect to receive the required RCA approval during the second quarter of 2001.

In connection with the fiber system acquisition agreement, we entered into an interim services agreement with Alyeska Pipeline Service Company to provide certain voice, video and data services to support operations of the Trans Alaska Pipeline System. The parties have drafted a proposed 15-year agreement that will be submitted to the Board of Directors of both companies for consideration. The interim agreement provides for provisional services during this review process.

Local Access Services Expansion
We began offering local exchange services in Anchorage in September 1997. We provided service to approximately 62,100 subscribers at December 31, 2000, a 37.7% increase from December 31, 1999; representing an estimated 32% of the Anchorage market.

We currently expect to compete with ACS subsidiaries in Fairbanks, Fort Wainwright and Eielson Air Force Base (military bases near Fairbanks) in mid-2001, and in Juneau in late 2001 or early 2002. You should see Part I, Item
1. Business, Narrative Description of our Business - Local Access Services, and
Part I, Item 1. Regulation, Franchise Authorities and Tariffs -
Telecommunication Operations for more information. Electronic access to certain of ACS's support systems is expected to occur beginning in 2001.

We deployed wireless local loop technology in the Anchorage area in 2000 using frequency available to us through our PCS license (see PCS and LMDS licenses below). We continue to evaluate the feasibility of an expanded implementation of wireless local loop technology.

Internet and Broadband Services Expansion
We began offering Internet services in 1998. Our GCI.net service supports 56 kbps dial-up connections with support for both V.90 and Kflex technologies, and supports cable modem services currently available at speeds up to 1,544 kbps. We believe our service has one of the best first-try connect rates and the fastest speeds available of any provider in Alaska. We provided service to approximately 63,000 subscribers at December 31, 2000, a 16.7% increase from December 31, 1999.

A considerable expansion of facilities was made in 2000 to support cable modem implementation in Anchorage, Fairbanks, North Pole, Eielson Air Force Base, Fort Wainwright, Fort Richardson and Juneau. Capital investment in four wire centers in Anchorage was completed in 2000 to support our DSL product called Livewire. Livewire service is primarily offered to customers in Anchorage not served by our cable plant. An expansion of dial-up service was completed in 2000 allowing service delivery to Seward. We enhanced our systems in 2000 to add redundancy to our e-mail and LDAP platforms.

Our statewide SchoolAccess(TM) services (Internet access and related products and services for Alaska schools) commenced January 1998, with recent upgrades of 47 sites doubling access speeds to 128 kbps. Schools utilizing the SchoolAccess(TM) product are increasingly integrating the Internet into their educational programs. We provided SchoolAccess(TM) and other Internet services to approximately 175 rural schools and 100 urban schools in Alaska at the end of 2000. Our Internet access service is now used by more than half of the students in the state of Alaska. We added a content filtering service in 2000 that allows subscribers to filter objectionable Internet content and scan for e-mail viruses.

We recently signed agreements with nine school districts comprising 35 schools located in rural Arizona and New Mexico to deploy our SchoolAccess(TM) services. We expect service activation in the third quarter of 2001.

We deployed high-speed broadband services in 2000 to four regional heath corporations in Alaska using an asymmetrical satellite network. This new service allows remote communities to access health specialists and others in Alaska and elsewhere for consultation and diagnostic services using a combination of video, voice and data.

We acquired customers from three local ISPs during 2000 that added to our subscriber counts, and are acquiring assets and customers from an additional local ISP in 2001 that is expected to add over 3,000 subscribers during the second quarter.

We announced in February 2001 that we signed an agreement to provide Internet access to 10 rural Alaska villages in the Northwest Arctic region of Alaska with dial-up and high-speed Internet access service. We expect the service to commence in the third quarter of 2001. High-speed Internet services will be delivered locally in the villages through the ILEC's DSL service or our fixed wireless service. All long-haul transport will be delivered through our satellite and associated facilities. Prior to this agreement, villages in the Northwest Arctic did not have local access to Internet services.

We converted our Internet technical support in early 2001 to an in-house service that operates 24 hours a day, seven days a week, and added approximately 30 jobs to the Anchorage economy.

Cable Services Expansion
We continued to upgrade and expand our cable infrastructure in 2000. These efforts increased the capacity and reliability of our systems, making possible two-way applications such as cable modems and digital cable television programming, and provided capacity for additional program offerings.

We began offering digital cable television services in Anchorage and Fairbanks in 1998 and 2000, respectively, offering enhanced picture and audio quality. Digital cable service allows us to use digital compression to substantially increase the capacity of our cable communications systems, improve picture quality and provide CD quality audio. Digital cable subscriber counts increased 132.8% in 2000 as compared to 1999.

We introduced cable modem services in 1998, providing high-speed, dedicated access to the Internet through our coaxial cable network. Cable modem subscriber counts increased 182.5% in 2000 as compared to 1999. Approximately 80 percent of our cable customers are able to receive cable modem service. Cable modems are deployed in approximately 9.1% of the homes passed by our cable systems in markets offering such service, which we believe is well above the national average.

We launched video-on-demand service to certain of our Anchorage commercial customers and expect to provide this service to more customers in 2001. We launched residential pay per view and added new channels in several of our markets during 2000.

We finalized the acquisition of a local cable system operator's assets in the Fairbanks area in the first quarter of 2001, adding approximately 1,000 subscribers to our network.

We continue to evaluate technology and the feasibility of using our cable plant for telephone services.

PCS and LMDS Licenses
We have invested approximately $1.96 million in our PCS license at December 31, 2000. In June 2000 we began providing fixed wireless dial-tone services in Anchorage over our PCS system, meeting the FCC requirement to offer service to at least one-third of our market population within five years of being licensed. We presently offer our fixed wireless service to customers that are not connected to the ILEC or our physical plant. We plan to offer our fixed wireless service in certain rural communities in 2001 to support the high-speed Internet offering described above.

We invested approximately $275,000 in our LMDS license in 1998. LMDS licensees are required to provide 'substantial service' in their service regions within 10 years.

Narrative Description of our Business
General
We operate a broadband communications network that permits the delivery of a seamless integrated bundle of communications, entertainment and information services. We offer a wide array of consumer communications and entertainment services--including local telephone, long-distance and wireless communications, cable television, consulting services, network and desktop computing outsourced services, and dial-up and broadband (cable modem and DSL) Internet access services at a wide range of speeds--all under the GCI brand name.

We believe that the size and growth potential of the voice, video and data market, the increasing deregulation of telecommunication services, and the increased convergence of telephony, wireless, and cable services offer us considerable opportunities to continue to integrate our telecommunication, Internet and cable services and expand into communications markets both within and, longer-term, outside of Alaska.

Considerable deregulation has already taken place in the United States as a result of the 1996 Telecom Act with the barriers to competition between long-distance, local exchange and cable providers being lowered. We believe our acquisition of cable television systems and our development of local exchange service, Internet services, broadband services, and wireless services leave us well positioned to take advantage of deregulated markets.

We are one of Alaska's leading providers of telecommunication, Internet and cable television services and maintain a strong competitive position. There is active competition in the sale of substantially all products and services we offer.

Alaska Voice, Video and Data Markets
We estimate that the aggregate telecommunications, cable television, and Internet markets in Alaska generated revenues in 2000 of approximately $1.1 billion. Of this amount, approximately $535 million was attributable to interstate and intrastate long-distance service, $400 million was attributable to local exchange services, $82 million was attributed to cable television, and $83 million was attributable to all other services, including wireless and Internet services.

The Alaskan voice, video and data markets are unique within the United States. Alaska is physically distant from the rest of the United States and is generally characterized by large geographical size and relatively small, dense population clusters (with the exception of population centers such as Anchorage, Fairbanks and Juneau). It lacks a well-developed terrestrial transportation infrastructure, and the majority of Alaska's communities are accessible only by air or water. As a result, Alaska's telecommunication networks are different from those found in the lower 49 states.

Alaska continues to rely extensively on satellite-based long-distance transmission for intrastate calling between remote communities where investment in a terrestrial network would be uneconomic or impractical. Also, given the physical isolation of Alaska's communities and lack, in many cases, of major civic institutions such as hospitals, libraries and universities, Alaskans are dependent on telecommunications to access the resources and information of large metropolitan areas in the rest of the U.S. and elsewhere. In addition to satellite-based communications, the telecommunications infrastructure in Alaska includes fiber optic cables between Anchorage, Valdez, Fairbanks, Prudhoe Bay, and Juneau, traditional copper wire, and digital microwave radio on the Kenai Peninsula and other locations. For interstate and international communication, Alaska is connected to the Lower 48 states by three fiber optic cables.

Fiber optics is the preferred method of carrying Internet, voice, video and data communications over long distances, eliminating the delay commonly found in satellite connections. Widespread use of high capacity fiber optic facilities is expected to allow continued expansion of business, government and educational infrastructure in Alaska.

Long-Distance Services
Industry
The FCC reports that two percent of all U.S. consumer spending is devoted to telephone service, with approximately $108 billion derived from toll services in 1999. There were 99.1 million households that had telephone services in 1999, an increase of 20 million households since 1983. Approximately $33 billion is derived from Intrastate, $55 billion from Interstate, and $20 billion from International toll services. Interstate minutes of use quadrupled to 600 billion minutes from 1983 to 1999, while long distance toll revenues increased 65%, from $60 billion in 1983 to $99 billion in 1999.

The United States Congress passed the 1996 Telecom Act that permitted the local phone companies, the long-distance companies, and the cable service firms to compete in each other's market. Its purpose was to move from a regulated monopoly model of telecommunications to a deregulatory competitive markets model. The 1996 Telecom Act has provided the telecommunications industry with new capabilities resulting in an industry that is more competitive than ever before.

Many competitors have entered the long-distance services market since AT&T's divestiture, resulting in a reduction in AT&T's market share from 90% in 1984 to 41% in 1999. The two largest market entrants, WorldCom and Sprint, have obtained a 33% combined market share through 1999.

Advancements are expected to continue to combine wireline and wireless services directed toward voice communication with other activities such as data sharing, on-screen collaboration, faxing, Internet access, and game playing, among many other things.

We believe that federal and state regulators will continue to impact the telecommunications industry in 2001. Consummation of mergers between long-distance companies, local access services companies, and cable television companies have occurred which blur the distinction between product lines and competitors. Synergies developed through mergers and acquisitions and obtaining end-to-end connectivity with customers is expected to drive long-run profitability and success in penetrating new markets. A number of mergers received final regulatory approval in 2000 and early 2001. The FCC approved the Qwest-US West merger in March 2000; the Bell Atlantic-GTE merger in June 2000; and the AT&T-MEDIAONE merger in June 2000. Finally, the AOL-Time Warner merger received FCC approval in January 2001.

Profitability has not occurred as quickly as planned, however, leading to AT&T and WorldCom's announced reorganizations. AT&T announced in 2000 that it intends to split into four, separately traded companies -- consumer, business, broadband and wireless -- in an effort to compete more effectively and combat a declining stock price. WorldCom, also struggling with a declining stock price, announced in November 2000 that it intends to create two separately traded tracking stocks: WorldCom which will reflect the performance of its core data, Internet, hosting and international businesses, and MCI, which will reflect the performance of its consumer, small business, wholesale long-distance voice and dial-up Internet access operations. WorldCom reports that it expects to complete the transaction during the first half of 2001.

Industry analysts believe companies will be successful in the long-term if they can minimize regulatory battles and offer a full suite of integrated services to their customers, using a network that is largely under their control.

Growth in data is expected to continue to be a key component of industry revenue growth. We believe that the data telecommunications business will eventually rival and perhaps become larger than the traditional voice telephony market. ISPs have become major customers and many long-distance companies have acquired ISPs and web-hosting companies.

Strategies deploying telephone services by cable operators remains varied. Currently circuit-switched cable telephony is commercially deployed, and trials continue for cable-delivered IP telephony. Major cable system operators continue to evaluate and deploy circuit-switched cable telephony. Others are offering cable telephony on a limited basis, waiting instead for IP technology to become widely available before accelerating rollout of telephone services to customers. Several major system operators are testing IP telephony, while others are planning such trials. Industry analysts believe that technical obstacles must be overcome before IP telephony can be commercially deployed.

General
We supply a full range of common carrier long-distance and other telecommunication products and services. We operate a modern, competitive telecommunications network employing the latest digital transmission technology based upon fiber optic and digital microwave facilities within and between Anchorage, Fairbanks and Juneau, including a self-constructed and financed digital fiber optic cable and additional owned capacity on another undersea fiber optic cable, both linking Alaska to the networks of other carriers in the lower 49 states, and the use of satellite transmission to remote areas of Alaska (and for certain interstate traffic as well). Virtually all switched services are computer controlled, digitally switched, and interconnected by a packet switched SS7 signaling network.

We provide interstate and intrastate long-distance services throughout Alaska using our own facilities or facilities leased from other carriers. We also provide (or join in providing with other carriers) telecommunication services to and from Alaska, Hawaii, the lower 48 states, and many foreign nations and territories.

We offer cellular services by reselling other cellular providers' services. We offer wireless local access services over our own facilities, and have purchased PCS and LMDS wireless broadband licenses in FCC auctions covering markets in Alaska.

Products
Our long-distance services industry segment is engaged in the transmission of interstate and intrastate-switched MTS and private line and private network communication service between the major communities in Alaska, and the remaining United States and foreign countries. Our message toll services include intrastate, interstate and international direct dial, toll-free 800, 888, 877 and 866 services, 900 services, GCI calling card, debit card, operator and enhanced conference calling, frame relay, SDN, ISDN technology based services, as well as termination of northbound toll service for WorldCom, Sprint and several large resellers who do not have facilities of their own in Alaska. We also provide origination of southbound calling card and toll-free 800, 888, 877 and 866 toll services for WorldCom and Sprint. Regulated telephone relay services for the deaf, hard-of-hearing and speech impaired are provided through our operator service center in Wasilla, Alaska. We offer our message services to commercial, residential, and government subscribers. Subscribers may generally cancel service at any time. Toll, private line and related services account for approximately 60.4%, 57.0% and 65.5% of our 2000, 1999 and 1998 revenues, respectively. Private line and private network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location.

We have positioned ourselves as a price and customer service leader in the Alaska telecommunication market. Rates charged for our long-distance services are designed to be equal to or below those for comparable services provided by our competitors.

In addition to providing communication services, we also design, sell, service and operate, on behalf of certain customers, dedicated communication and computer networking equipment and provide field/depot, third party, technical support, telecommunications consulting and outsourcing services through our Network Solutions business. We also supply integrated voice and data communication systems incorporating interstate and intrastate digital private lines, point-to-point and multipoint private network and small earth station services. Our Network Solutions sales and services revenue totaled $11.1, $11.3 and $12.1 million in the years ended December 31, 2000, 1999 and 1998, respectively, or approximately 3.8%, 4.0% and 4.9% of total revenues, respectively. Presently, there are 18 competing companies in Alaska that actively sell and maintain data and voice communication systems. Twelve are located in Anchorage, four in Fairbanks and two in Juneau.

Our ability to integrate telecommunications networks and data communication equipment has allowed us to maintain our market position on the basis of "value added" support services rather than price competition. These services are blended with other transport products into unique customer solutions, including managed services and outsourcing.

Facilities
Our telecommunication facilities include a fiber optic cable connecting Anchorage, Whittier, Valdez, Fairbanks and Juneau, Alaska and Seattle, Washington, which was placed into service in February 1999. We also own a portion of an additional undersea fiber optic cable. The fiber optic cables allow us to carry our Anchorage, Eagle River, Wasilla, Palmer, Kenai Peninsula, Valdez, Whittier, Delta Junction, Prudhoe Bay, Glenallen, Fairbanks, and Juneau, Alaska traffic to and from the contiguous lower 48 states over terrestrial circuits, eliminating the one-quarter second delay associated with satellite circuits. We utilize capacity on another fiber optic cable to transport our traffic from Valdez to Fairbanks, Alaska.

Other facilities include major earth stations at Eagle River, Fairbanks, Juneau, Prudhoe Bay, Kodiak, Sitka, Ketchikan, Dutch Harbor, Barrow, Bethel, Nome, Dillingham, Kotzebue, King Salmon, Adak, and Cordova, all in Alaska, and at Issaquah, Washington, serving the communities in their vicinity. The Eagle River and Fairbanks earth stations are linked by digital microwave facilities to distribution centers in Anchorage and Fairbanks, respectively. We completed construction of a fiber optic cable system from the Anchorage distribution center to the Eagle River central office in second quarter of 2000. The Issaquah earth station is connected with the Seattle distribution center by means of diversely routed fiber optic cable transmission systems, each having the capability to restore the other in the event of failure. The Juneau earth station and distribution centers are collocated. We also have digital microwave facilities serving the Kenai Peninsula communities.

We use our DAMA facilities to serve 56 additional locations throughout Alaska. The digital DAMA system allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality. We obtained the necessary RCA and FCC approvals waiving current prohibitions against construction of competitive facilities in rural Alaska, allowing for deployment of DAMA technology in 56 sites in rural Alaska on a demonstration basis. In addition, over 80 VSAT facilities provide dedicated Internet access to rural public schools throughout Alaska.

Our Anchorage, Fairbanks, and Juneau distribution centers contain electronic switches to route calls to and from local exchange companies and, in Seattle, to obtain access to WorldCom, Sprint and other facilities to distribute our southbound traffic to the remaining 49 states and international destinations. In Anchorage, a Lucent digital host switch is connected with fiber to seven remote facilities that are co-located in the ILEC's switching centers, to provide both local and long distance service. An extensive metropolitan area fiber network in Anchorage supports cable television, Internet and telephony services. The Anchorage, Fairbanks, and Juneau facilities also include digital access cross-connect systems, frame relay data switches, Internet platforms, and in Anchorage, a co-location facility for interconnecting and hosting equipment for other carriers. We also maintain an operator service center in Wasilla, Alaska.

We completed construction and placed into service in February 1999 a fiber optic cable connecting Anchorage, Whittier, Valdez, Fairbanks and Juneau, Alaska and Seattle Washington. We also own a portion of an additional undersea fiber optic cable. The fiber optic cables allow us to carry our Anchorage, Eagle River, Wasilla, Palmer, Kenai Peninsula, Valdez, Whittier, Delta Junction, Prudhoe Bay, Glenallen, Fairbanks, and Juneau area traffic to and from the lower 48 states over terrestrial circuits, eliminating the one-quarter second delay associated with satellite circuits. Our preferred routing for this traffic is via undersea fiber optic cable, which makes available satellite capacity to carry our rural interstate and intrastate traffic.

We employ satellite transmission for rural intrastate traffic and certain other major routes. We acquired satellite transponders on PanAmSat Corporation ("PanAmSat") Galaxy XR satellite in March 2000 to meet our long-term satellite capacity requirements.

We employ advanced digital transmission technologies to carry as many voice circuits as possible through a satellite transponder without sacrificing voice quality. Other technologies such as terrestrial microwave systems, metallic cable, and fiber optics tend to be favored more for point-to-point applications where the volume of traffic is substantial. With a sparse population spread over a wide geographic area, neither terrestrial microwave nor fiber optic transmission technology is considered to be economically feasible in rural Alaska in the foreseeable future.

Customers
We had approximately 88,600, 90,800 and 82,000 active Alaska subscribers to our message telephone service at December 31, 2000, 1999 and 1998, respectively. Approximately 12,200, 12,500 and 12,100 of these were business and government users at December 31, 2000, 1999 and 1998, respectively, and the remainder were residential customers. Reductions in our residential, business and government customer counts were primarily attributed to new competitive pressures in Anchorage and other markets we serve. MTS revenues (excluding operator services and private line revenues) averaged approximately $11.8 million per month during 2000.

Equal access conversions have been completed in all communities served with owned facilities. We estimate that we carry over 45% of business and over 45% of residential traffic as a statewide average for both originating interstate and intrastate MTS traffic.

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
                                                                                 Combined
                                                                                Interstate
                                                                     Inter-     and Inter-    Intra-
                                South-        North-      Calling    national    national     State         Total
For Quarter ended               bound (1)     bound         Card     Minutes     Minutes      Minutes      Minutes
----------------------------------------------------------------------------------------------------------------------
                                                              (Amounts in thousands)
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
                             =========================================================================================

                                       Interstate Minutes
                             ---------------------------------------
                                                                                 Combined
                                                                                Interstate
                                                                     Inter-     and Inter-    Intra-
                                South-        North-      Calling    national    national     State         Total
For Quarter ended               bound (1)     bound         Card     Minutes     Minutes      Minutes      Minutes
----------------------------------------------------------------------------------------------------------------------
                                                              (Amounts in thousands)
 March 31, 2000                 143,659       69,678        2,847     1,577      217,761       37,414       255,175
 June 30, 2000                  149,095       67,754        2,616     1,610      221,075       38,546       259,621
 September 30, 2000             157,993       73,802        2,493     1,698      235,986       39,329       275,315
 December 31, 2000              129,091       76,202        2,467     1,429      209,189       35,729       244,918
                             -----------------------------------------------------------------------------------------
     Total 2000                 579,838      287,436       10,423     6,314      884,011      151,018     1,035,029
                             =========================================================================================

   ----------------------------
   1 The 1999 and 2000 Interstate Southbound minutes include traffic carried from Washington to Oregon by the Company on behalf of an OCC customer.

   All minutes data were taken from our internal billing statistics reports.

We entered into a significant business relationship with MCI (now WorldCom) in 1993 that included the following agreements, among others.

- We agreed to terminate all Alaska-bound MCI long-distance traffic and MCI agreed to terminate all of our long-distance traffic terminating in the lower 49 states excluding Washington, Oregon and Hawaii.
- The parties agreed to share some communications network resources and various marketing, engineering and operating resources. We also carry MCI's 800, 888, 877 and 866 traffic originating in Alaska and terminating in the lower 49 states and handle traffic for MCI's calling card customers when they are in Alaska.

Concurrently with these agreements, MCI purchased approximately 31% (18% as of December 31, 2000) of GCI's Common Stock and presently controls nominations to two seats on the Board. In conjunction with the acquisition of certain cable television companies in 1996, MCI purchased an additional two million shares at a premium to the then current market price for $13 million or $6.50 per share.

Revenues attributed to WorldCom in 2000 and 1999, and MCI in 1998 totaled $53.1 million, $43.7 million and $39.5 million, or 18.1%, 15.6% and 16.0% of total revenues, respectively. The contract was amended in March 2001 extending its term five years to March 2006. The amendment reduces the rate to be charged by us for certain WorldCom traffic over the extended term of the contract.

In 1993 we entered into a long-term agreement with Sprint, pursuant to which we agreed to terminate all Alaska-bound Sprint long-distance traffic and Sprint agreed to handle substantially all of our international traffic. Services provided pursuant to the contract with Sprint resulted in revenues in 2000, 1999 and 1998 of approximately $25.4 million, $23.1 million and $28.7 million, or approximately 8.7%, 8.3% and 11.6% of total revenues, respectively. The contract was amended in March 2001 extending its term two years to March 2004. The amendment reduces the rate to be charged by us for certain Sprint traffic over the extended term of the contract.

With the contracts and amendment described above, we are assured that WorldCom and Sprint, our two largest customers, will continue to make use of our services during the extended term. WorldCom was a major customer of our long-distance services industry segment through 2000; Sprint met the threshold for classification as a major customer through 1998. Loss of one or both of these customers would have a significant detrimental effect on our revenues and contribution. There are no other individual customers, the loss of which would have a material impact on our revenues or gross profit.

Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to our carrier customers by their customers. Pricing pressures, new program offerings and market consolidation continue to evolve in the markets served by our carrier customers. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and we may have to reduce our pricing to respond to competitive pressures. We are unable to predict the effect of such changes on our business, however given the materiality of other common carrier revenues to us; a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

We provided private line and private network communication products and services, including SchoolAccess(TM) private line facilities, to approximately 2,040 commercial and government accounts in 2000. These products and services generated approximately 9.9%, 7.9% and 7.9% of total revenues during the years ended December 31, 2000, 1999 and 1998, respectively.

Although we have several agreements to facilitate the origination and termination of international toll traffic, we have neither foreign operations nor export sales (see Part I, Item 1. Business, Foreign and Domestic Operations and Export Sales).

Competition
The long-distance industry is intensely competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, the types of services offered, customer service, billing services, performance, perceived quality, reliability and availability. Certain of our competitors are substantially larger than us and have greater financial, technical and marketing resources than we have. Although we believe we have the human and technical resources to pursue our strategy and compete effectively in this competitive environment, our success will depend upon our ability to profitably provide high quality, high value services at prices generally competitive with, or lower than, those charged by our competitors.

In the long-distance market, we compete against AT&T Alascom, ACS, the Matanuska Telephone Association, certain smaller rural LEC affiliates, and may in the future compete against new market entrants. AT&T Alascom, our principal competitor in long-distance services, has substantially greater resources and access to capital than we have. This competitor's interstate rates are integrated with those of AT&T Corp. and are regulated in part by the FCC. While we initially competed based upon offering substantial discounts, those discounts have been eroded in recent years due to lowering of prices by AT&T Alascom and entry of other competitors into the long-distance markets we serve.

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

As allowed under the 1996 Telecom Act, ATU (now ACS) and other LECs entered the interstate and international long-distance market, and pursuant to RCA authorization, entered the intrastate long-distance market. ACS and other LECs generally resell other carriers' services in the provision of their interstate and intrastate long-distance services

Another carrier completed construction of fiber optic facilities connecting points in Alaska to the lower 48 states in 1999. The additional fiber system provides direct competition to services we provide on our owned fiber optic facilities. We believe we are successfully competing with products and services offered by the other carrier. The fiber system also provides an alternative routing path for us in case of a major fiber outage in our systems.

In the wireless communications services market, we expect our PCS business to compete against the cellular subsidiaries of AT&T and ACS and resellers of those services in Anchorage and other markets. The wireless communications industry continues to experience significant consolidation. AT&T has acquired wireless companies and negotiated roaming arrangements that give it a national presence. Mergers and joint ventures in the industry have created large, well-capitalized competitors with substantial financial, technical, marketing and other resources. These competitors may be able to offer nationwide services and plans more quickly and more economically than we can, and obtain roaming rates that are more favorable than those that we obtain. We currently resell AT&T analog and digital cellular services and provide wireless local access services on our own facilities.

Our long-distance services sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sale opportunities. We sell our long-distance communications services through telemarketing, direct mail advertising, door-to-door selling, up-selling by our customer contact personnel, and local media advertising.

Cable Services
Industry
The programmed video services industry includes traditional broadcast television, cable television, wireless cable, and DBS systems. Technology convergence may also soon allow programmed video via the Internet but reluctance to change the current delivery structure will likely limit the availability of programming in the near term. Cable television providers have added non-broadcast programming, utilized improved technology to increase channel capacity and expanded service markets to include more densely populated areas and those communities in which off-air reception is not problematic. Broadcast television stations including network affiliates and independent stations generally serve the urban centers. One or more local television stations may serve smaller communities. Rural communities may not receive local broadcasting or have cable systems but may receive direct broadcast programming via a satellite dish.

In Alaska, cable television was introduced in the 1970s to provide television signals to communities with few or no available off-air television signals and to communities with poor reception or other reception difficulties caused by terrain interference. Since that time, as on the national level, the cable television providers in Alaska have added non-broadcast programming.

Advancements in technology, facility upgrades and network expansions to enable migration to digital programming are expected to have a significant impact on cable services in the future. We expect that changing federal, state and local regulations, intense competition, and uncertain technologies and standards will continue to challenge the industry.

Acquisitions, mergers and divestitures are shaping the cable industry in a technological convergence similar to what is happening in the telecommunications industry. The FCC reports that the ten largest operators now serve close to 90 percent of all U.S. cable subscribers. AT&T completed its $48 billion takeover of cable television provider Tele-Communications Inc. in February 1999, gaining the last mile connection to homeowners with fiber and coaxial cable over which it is expected to sell online access and Internet phone service. AT&T is reportedly considering exchanging certain of its cable systems with Comcast and Cox Communications in exchange for their stakes in Excite@ Home. AT&T must satisfy certain FCC ownership limitations and may be required to divest of additional cable systems in the future. See Part I, Item I, Business, Regulation, Franchise Authorizations and Tariffs - Cable Service for more information.

Analysts estimate that 2000 year-end total cable industry revenue reached $41.7 billion, an estimated 13.6 percent increase over 1999, and that revenue per subscriber per year reached approximately $616.56, or $51.38 per subscriber per month. The FCC has reported that multiple service operators charged 5.8% more for basic and cable service tiers during the 12-month period ending July 1, 2000. The rate increases were equal among competitive and noncompetitive operators, the FCC noted. Increased programming costs, especially higher sports rights fees, and system upgrades and equipment cost increases reportedly accounted for higher cable rates. Rates stayed unchanged on a cost-per-channel basis, and the cost of basic service rose 2.3%.

Industry analysts believe cable broadband connections will grow from an estimated 3.5 million at the end of 2000 to 14.7 million at the end of 2005. During that same period, DSL connections are expected to increase from 1.5 million to 10.5 million.

The FCC reported that the number of cable subscribers continued to grow, reaching 67.7 million as of June 2000, up about 1.5 percent from the 66.7 million cable subscribers in June 1999. The total number of non-cable multichannel video programming distributors ("MVPDs") subscribers grew from 14.2 million as of June 1999 to 16.7 million as of June 2000, an increase of 17.6%.

The growth of non-cable MVPD subscribers continues to be primarily attributable to the growth of DBS that appears to attract former cable subscribers and consumers not previously subscribing to an MVPD. Between June 1999 and June 2000, the number of DBS subscribers was reported to have grown from 10.1 million households to almost 13 million households, which is nearly three times the cable subscriber growth rate. DBS subscribers are reported to represent 15.4 percent of all MVPD subscribers. DBS operators increased their subscriptions in Alaska to approximately 6% of homes, according to Skytrend reports.

Consumers historically reported that their inability to receive local signals from DBS operators negatively affected their decision as to whether to subscribe to DBS. Increased DBS subscribership in 2000 has been attributed, at least in part, to the authority granted to DBS providers to distribute local broadcast television stations in their local markets by the Satellite Home Viewer Improvement Act of 1999 ("SHVIA") enacted on November 29, 1999. Under SHVIA, DBS operators can offer a programming package more comparable to and competitive with the services offered by cable operators. Moreover, in the last year, as required by SHVIA, the FCC has adopted rules for satellite companies with regard to mandatory carriage of broadcast signals, retransmission consent, and program exclusivity that closely parallel the requirements for cable service. See Part I, Item 1. Business, Regulation, Franchise Authorizations and Tariffs - Cable Services for more information.

The most significant convergence of service offerings continues to be the pairing of Internet service with other service offerings. There is evidence that a wide variety of companies throughout the communications industries are attempting to become providers of multiple services, including data access. Cable operators continue to expand the broadband infrastructure that permits them to offer high-speed cable modem Internet access.

Currently, the most popular way to access the Internet over cable is through the use of a cable modem and personal computer. Virtually all the major multiple service operators offer Internet access via cable modems in portions of their nationwide service areas. A small portion of cable Internet access is delivered through a television receiver rather than a personal computer. Many cable operators also are planning to integrate telephony and high-speed data access. Like cable, the DBS industry is developing ways to bring advanced services to their customers. We are currently offering high-speed cable modem access in Anchorage, Juneau, Fairbanks, North Pole, Eielson Air Force Base, Fort Wainwright, Fort Richardson and Valdez.

We expect basic cable to be impacted by two forces: possible reimposition of rate regulations, and additional competition from wireless cable providers. After averaging 3.4% growth for the last five years, industry analysts project that cable subscriber growth in 2001 may slow to 1.3% or 69.3 million homes. Industry analysts predict that cable providers may see a 3% hike in ad revenues from 2000 to 2001, to $6.9 billion.

Industry analysts project that the number of digital video subscribers may grow more than 200% over the next four years as cable network upgrade efforts are completed and the cost of digital set-top technology decreases. Margins related to digital programming are expected to climb due to the ability to reuse programming at low or no incremental cost.

Analysts believe data services will be an additional opportunity for cable providers in the next three to five years and that cable will be the most widely available, most cost efficient way to access the Internet at very high speeds and with high video quality. The incremental opportunity for cable from data may rival that of digital video according to industry analysts. Additional opportunities are expected in voice over cable applications that will allow cable providers to offer local telephone service to cable subscribers.

With digital transmissions and compression, cable operators are better able to offer a variety and quality of channels to rival DBS, with pay-per-view choices that can approximate video-on-demand ("VOD"). We recently installed a commercial version of VOD for the Anchorage hotel market and are evaluating the feasibility of eventually deploying this technology in the residential market. With VOD service, customers can access a wide selection of movies and other programming at any time, with digital picture quality. VOD allows customers full VCR functionality, including the ability to pause, rewind and fast-forward programs. They can also stop a program and resume watching it several hours later during the rental period.

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

General
We are the largest operator of cable systems in Alaska, serving approximately 120,400 residential, commercial and government users. Our cable television systems serve 31 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks, and Juneau. Our statewide cable systems consist of approximately 1851 miles of installed cable plant having 330 to 550 MHz of channel capacity.

We completed system upgrades in 1998, 1999 and 2000, deploying more than 200 miles of fiber optic cable in Anchorage and increased the carrying capacity of 900 miles of cable television plant from 450 MHz to 550 MHz. In 2000 we completed a $900,000 upgrade in Fairbanks to 450 MHz. The result of these upgrades is an increase in channel capacity and system reliability, facilitating the delivery of additional video programming and new services such as enhanced video, high-speed Internet access and telephony, and the capability to support two-way applications such as cable modems and digital cable. We began deploying our digital cable service in Anchorage in 1998. Digital compression has enabled us to increase the channel capacity of our Anchorage cable communications systems to more than 170 channels, provide digital audio channels, as well as improve picture and sound quality.

Products
Programming services offered to our cable television systems subscribers differ by system (all information as of December 31, 2000).

Anchorage, Bethel, Kenai and Soldotna systems. Each system offers a basic service. In addition, Anchorage and Bethel offer a CPS. A NPT is only offered in the Anchorage cable system. The Anchorage system, which is located in the urban center for Alaska, is fully addressable, with all optional services scrambled, aside from the broadcast basic. Kenai, Soldotna, and Bethel had fewer channels, less service options and less an urban orienta-tion, and use traps for program control. As a result, these smaller systems do not have access to pay-per-view services. The Anchorage system carries digital service, offering enhanced picture and audio quality, over 100 channels of programs, 50 channels of digital music, and over 50 channels of premium and pay-per-view products. We began providing VOD in the Anchorage market in 2000.

The composition and rates of the levels of service vary between the systems. The Anchorage cable system offers a basic service that includes 19 channels. The Anchorage cable system offers a CPS that includes 32 channels at an additional cost. Subscribers, for an additional cost, receive the six-channel NPT service, which includes TNT, CNN, Discovery, MSNBC, Outdoor Life and the Sci-Fi Channel. The Bethel cable system offers a basic service of 11 channels and a CPS tier of 24 channels for an additional cost per month. Basic service for the Kenai/Soldotna cable system consisted of 37 channels. Pay TV services are available either individually or as part of a value package. Commercial subscribers such as hospitals, hotels and motels are charged negotiated monthly service fees. Apartment and other multi-unit dwelling complexes receive basic services at a negotiated bulk rate.

Fairbanks, Juneau, Ketchikan and Sitka systems. The programming services we currently offer to subscribers are structured so that each cable system offers a basic service and a CPS. Each of the cable systems has different basic service packages at different rates. Fairbanks, the second largest city in Alaska, has a fully addressable system and offers a 13-channel basic, a 34-channel CPS tier. Two channels of pay-per-view are available to basic and CPS subscribers. Fairbanks, North Pole, Fort Wainwright, and Eielson Air Force Base are all served by the Fairbanks headend and have the same lineup, including digital service beginning in 2000. Such service includes digital special interest (13 channels), digital music (45 channels), digital premium service (16 channels), and digital Pay Per View (16 channels). Fort Greely, a remote military post, is a stand-alone system, which is fully addressable. Fort Greely has 8 basic channels, a 21 channel CPS tier, and 1 pay-per-view channel available to all subscribers. The reverse path in the Fairbanks market was activated during the third quarter of 1999 and we now offer cable modem Internet access.

The Juneau cable system offers an 18-channel basic service package and a CPS that includes basic service plus an additional 43 channels. The system also offers an additional 31 channels of digital music and a set-top box with navigator features. Juneau is currently rolling out digital set-tops in order to take advantage of digital compression and add premium multiplexes to enhance the service offering. The Ketchikan system offers a 12 channel basic service and a preferred level of service that offers an additional 38 channels. The Sitka system offers a 12 channel basic service. Preferred service includes basic service plus 36 additional channels. We plan to deploy advanced analog technology in Sitka in 2001 to further enhance the service offering and offer advanced navigational features. The Ketchikan, Petersburg and Sitka systems all launched a digital music service called DMX. This service offers 30 channels of commercial free music and is offered for $7.95 per month.

The Juneau system was upgraded in 1998. We expect to upgrade the Ketchikan system in 2002. The Juneau upgrade consisted of extending the bandwidth to 550MHz, activating the reverse and introducing advanced analog set top boxes. The new set top boxes allow Juneau subscribers to access impulse pay per view including highly secured 24 hour adult products, 30 channels of CD quality music and a new on-screen navigator. The next phase, which began in December 2000, introduces compatible digital technology in Juneau and migrates existing advanced analog technology into smaller markets of Southeast Alaska.

The Juneau system launched high-speed Internet access in May 1999 via cable modems. The system ended 2000 with 2,300 high-speed cable modems in service.

Kodiak, Valdez, Cordova, Petersburg, Wrangell, Kotzebue and Nome systems. These systems offer up to 30 channels of the most popular basic cable channels, as well as the major broadcast networks, packaged into two or three levels of service. In Nome, Kotzebue, Kodiak and Cordova, basic service consists of ten or eleven channels, one of which is a PBS channel. PBS service is also included with the 8 channels of basic service in Valdez and 11 each in Wrangell and Petersburg. In addition, Wrangell and Petersburg have matching line-ups with 37 additional channels in the preferred level of service, and an additional 5 channels of premium service. Nome and Kotzebue offer a 33 channel CPS and 5 channels of premium service. In addition to basic service, Cordova offers a 20 channel CPS, 10 Channel NPT with 3 premium channels available.

We completed system upgrades in Kodiak and Valdez in 1998. In Kodiak, 6 channels were added to basic service. The CPS tier added 8 new channels including Disney, which was formally a premium service. The NPT tier was reduced to 11 channels with 2 new networks. Premium services were repackaged for better value. The total available channels are now 47. Valdez added 5 channels to basic service and expanded the CPS tier with 6 channels including Disney. Although remaining at 9 channels, 5 new services were added to the NPT tier as traditional services were migrated into the other tiers. Nome and Kotzebue system upgrades were completed in March 1999. The upgrade allowed the launch of additional programming and the shift of Disney from premium to tier service.

Seward system. We upgraded the Seward cable system in 1997. Total channels were increased to 49, packaged in two levels of service. Basic service was expanded from 3 to 9 channels. CPS had 30 channels (including basic service) and was expanded to 40. All of the channels, with the exception of local origination programming and a single translator channel licensed to the City of Seward, were received via satellite. In addition there were five channels of premium pay services. The system is fully addressable and recently launched two channels of pay per view. The system provides 18 channels to 300 outlets in a State of Alaska correction facility through a separate headend.

Homer system. We upgraded the Homer cable system in 1997. Total channels were increased to 50, packaged into two levels of service. Basic service was expanded from 8 channels to 12. CPS had 36 channels (including basic service channels) and was expanded to 46 channels. All of the channels, with the exception of four local translator channels and local origination programming, are received via satellite. In addition, five channels of premium pay services are offered. The system is fully addressable and recently launched two channels of pay per view.

Facilities
Our cable television businesses are located in Anchorage, Bethel, Chugiak, Cordova, Douglas, Eagle River, Eielson AFB, Elmendorf AFB, Fairbanks, Fort Greely, Fort Richardson, Fort Wainwright, Homer, Juneau, Kachemak, Kenai, Ketchikan, Kodiak, Kodiak Coast Guard Air Station, Kotzebue, Mount Edgecombe, Nome, North Pole, Petersburg, Peters Creek, Saxman, Seward, Sitka, Soldotna, Ward Cove, and Wrangell Alaska. Our facilities include cable plant and head-end distribution equipment. Certain of our head-end distribution centers are co-located with customer service, sales and administrative offices.

Customers
Our cable systems passed approximately 177,000, 174,000 and 171,000 homes at December 31, 2000, 1999 and 1998, respectively, and served approximately 120,400, 116,700 and 111,900 subscribers at December 31, 2000, 1999 and 1998, respectively. Revenues derived from cable television services totaled $67.9 million, $61.1 million and $57.6 million in 2000, 1999 and 1998, respectively.

Competition
A number of other cable operators provide cable service in Alaska. All of these companies are relatively small, with the largest having fewer than 7,500 subscribers. Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services, Internet services and home video products, including videotape cassette and video disks. The extent to which a cable television system is competitive depends, in part, upon the cable system's ability to provide quality programming and other services at competitive prices.

Our Fairbanks system faces significant competition from alternative service providers. The 2000 upgrade to our Fairbanks facilities, expanded product offerings and increased marketing efforts are expected to increase market penetration from 47.4% at December 31, 2000 (45.6% at December 31, 1999). Our average market penetration rate for all systems was 62.2% at December 31, 2000.

The 1996 Telecom Act authorizes LECs and others to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to subscribers. Certain LECs in Alaska may seek to provide video services within their telephone service areas through a variety of distribution methods. Cable systems could be placed at a competitive disadvantage if the delivery of video services by LECs becomes widespread since LECs may not be required, under certain circumstances, to obtain specific Certificates of Public Convenience to deliver such video services or to comply with the variety of obligations imposed upon cable systems under such certificates. Issues of cross-subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs who provide video services.

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

The availability of reasonably-priced direct-to-home earth stations enables individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. Furthermore, the 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to direct-to-home owners certain satellite-delivered cable programs at competitive costs.

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

DBS systems are using video compression technology to increase the channel capacity of their systems to provide movies, broadcast stations and other program services competitive with those of cable systems. The extent to which DBS systems are competitive with the service provided by cable systems depends, among other things, on the availability of reception equipment at reasonable prices and on the ability of DBS operators to provide competitive programming. DBS services are slowly adding broadcast stations to their product offerings beginning with the largest broadcast markets eliminating the problem of having to add a second external off-air antenna. DBS signals are subject to degradation from atmospheric conditions such as rain and snow. The receipt of DBS signals in Alaska currently has the disadvantage of requiring subscribers to install larger satellite dishes (generally three to six feet in diameter) because of the weaker satellite signals currently available in northern latitudes, particularly in communities surrounding, and north of, Fairbanks. In addition, existing satellites have a relatively low altitude above the horizon when viewed from Alaska, making their signals subject to interference from mountains, buildings and other structures. A limited service using smaller satellite dishes is made available by focusing transponder signal strength toward Alaska. This "Alaska" package is similar to a "Hawaii" package offering but if more than a limited number of channels are desired an upgrade in dish size is currently required.

Two major companies, DirecTV and Echostar, are currently offering nationwide high-power DBS services. Echostar has placed certain of its satellites in more favorable western arc positions that allow them to offer service in the lower half of Alaska with antennas less than one meter in diameter. Recently enacted federal legislation establishes, among other things, a permanent compulsory copyright license that permits satellite carriers to retransmit local broadcast television signals to subscribers who reside inside the local television station's market. These companies have already begun transmitting local broadcast signals in certain major television markets and have announced their intention to expand this local television broadcast retransmission service to other domestic markets. With this legislation, satellite carriers become more competitive to cable communications system operators like us because they are now able to offer programming which more closely resembles what we offer. We are unable to predict the effects this legislation and these competitive developments might have on our business and operations.

Our cable television systems also compete with wireless program distribution services such as MMDS providers that use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS and multi-channel UHF operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by several of our cable systems, including Anchorage, Fairbanks and Juneau. Additionally, the FCC has allocated frequencies in the 28 GHz band for multi-channel wireless video service similar to MMDS. Wireless operations have the disadvantage of requiring line-of-sight access, making their signals subject to interference from mountains, buildings and other structures, and are subject to interference from rain, snow and wind. ACS owns a controlling interest in a multi-channel UHF service that currently provides service in some portions of Anchorage and Fairbanks. MMDS is also offered by Alaska Wireless in Fairbanks and includes a wireless modem service. WanTV sold the Anchorage MMDS license to Sprint. This service is no longer accepting new customers. We are unable to predict whether wireless video services will have a material impact on our operations.

Recently, a number of companies in the lower-49 states, including telephone companies and ISP's, have asked local, state and federal governments to mandate that cable communications systems operators provide capacity on their cable infrastructure so that these companies and others may deliver Internet services directly to customers over cable facilities. See Part I, Item 1, Business, Regulation, Franchise Authorizations and Tariffs - Cable Services for more information.

The deployment of DSL allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Numerous companies, including telephone companies, have introduced DSL service and certain telephone companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions.

Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air interactive video and data service that will permit two-way interaction with commercial and educational programming along with informational and data services. LECs and other common carriers also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The FCC has conducted spectrum auctions for licenses to provide PCS. PCS will enable license holders, including cable operators, to provide voice and data services. We own a license to provide PCS services in Alaska.

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

Our cable services sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sale opportunities. We sell our cable services through telemarketing, direct mail advertising, door-to-door selling, up-selling by our customer contact personnel, and local media advertising.

Local Access Services
Industry
Use of the Internet and expansion in the use of LANs and WANs have generated an increased demand for access lines. In the home, the growing use of computers, faxes, and the Internet led to increases in access lines and usage. The emergence of new services, including digital cellular, personal communications services, interactive TV, and video dial tone, has created opportunities for growth in local loop services. These new services are fundamentally restructuring the competitive local loop services market.

Emerging from the new competitive landscape are CLECs who offer Internet access and data services to medium and large size businesses. They obtain interconnection agreements with ILECs for DSL-qualified unbundled network element loops. One loop, so qualified and equipped with appropriate access devices, enables the delivery of high speed (generally less than 768 kbps but sometimes faster rates), always-connected Internet access, LAN/WAN interconnectivity, and private line and private network circuits.

Cable telephony is still not prevalent, as the industry struggles with the quality of service and the increased delay surrounding deployment of first generation Voice over Internet Protocol technologies. The cable industry late in 1999 released its first Packet Cable standards that promise to support toll quality Internet protocol telephony.

Wireless local loop access technologies (other than fixed rate cellular telephone service), while developing for international applications, have not yet developed a significant market presence in the United States. AT&T Wireless' fixed wireless plan, called Project Angel - is being test-marketed in the Anchorage area. Initially conceived as AT&T's proprietary strategy for bypassing local phone carriers, industry analysts believe AT&T has reconfigured it to primarily deliver always-on high-speed Internet access at 512 kbps where the carrier lacks cable system facilities in markets such as Anchorage. AT&T plans to offer service in Houston and Los Angeles, and add about 10 additional markets to the four it already has launched: Dallas, Houston, San Diego and Anchorage.

CLECs reported providing 12.7 million local service lines at June 30, 2000, approximately 6.7% of the lines in service nationwide, an increase of 53% from
8.3 million lines at the end of 1999. CLECs are reported to provide approximately one-third of end-user lines over their own loop facilities. CLEC revenues were reported increasing from $3.5 billion in 1998 to $6.3 billion in 1999. ILECs were reported to have provided 5.7 million resale lines and 3 million unbundled network element loops nationwide at June 30, 2000.

General
Our local access services division entered the local services market in Anchorage in 1997, providing services to residential, commercial, and government users. We can access approximately 93% of Anchorage area local loops from our collocated remote facilities and DLC installations.

Products
Our collocated remote facilities access the ILEC's unbundled network element loops and its DLC systems, allowing us to offer full featured, switched-based local service products to both residential and commercial customers. In areas where we do not have access to Anchorage ILEC loop facilities, we offer service using our fixed wireless facilities or total service resale of the ILEC's local service.

Our package offerings are competitively priced and include popular features, such as the following.

        -  Enhanced call waiting          -  Caller ID
        -  Caller ID on call waiting      -  Free caller ID box
        -  Anonymous call rejection       -  Call forwarding
        -  Call forward busy              -  Call forward no answer
        -  Enhanced call waiting          -  Fixed call forwarding
        -  Follow me call                 -  Intercom service forwarding
        -  Multi-distinctive ring         -  Per line blocking
        -  Selective call forwarding      -  Selective call acceptance
        -  Selective call rejection       -  Selective distinctive alert
        -  Speed calling                  -  Three way calling
        -  Voice mail                     -  Inside wire repair plan
        -  Non-listed number              -  Non-published number

Facilities
We utilize a Lucent host switching system (5ESS), have collocated six remote facilities beside or within the ILEC's local switching offices to access unbundled loop network elements, and have installed a DLC system beside a smaller, seventh ILEC wire center. Remote and DLC facilities are interconnected to the host switch via our diversely routed fiber optic links. Our expanded capacity at each of the remote facilities allows us access to approximately 79,000 Anchorage loops. Additionally, we provided our own facilities-based services to over 100 of Anchorage's larger business customers through further expansion and deployment of SONET fiber transmission facilities, leased and HDSL T-1 facilities, and DLC facilities.

Customers
We had approximately 62,100, 45,100 and 28,300 active lines in service from Anchorage subscribers to our local access services at December 31, 2000, 1999 and 1998, respectively. The 2000 line count consists of approximately 30,800 residential access lines and 31,300 business access lines, including 6,100 Internet service provider access lines. We ended 2000 with market share gains in all market segments, in particular in the business segment in which access lines increased 8% and ISP lines increased 27% as compared to December 31, 1999. Without an active media presence, we were able to gain residential market share, growing that market segment 28% as compared to 1999. We estimate that our overall local access services market share exceeds 31%, in excess of the national average penetration of approximately 7% as reported by the FCC.

Revenues derived from local access services in 2000, 1999 and 1998 totaled $20.2 million, $15.5 million and $9.9 million, respectively, representing approximately 6.9%, 5.6% and 4.0% of our total revenues in 2000, 1999 and 1998, respectively. Approximately 800 additional lines were sold and awaiting connection at December 31, 2000.

Competition
We believe that the 1996 Telecom Act, judicial decisions, and state legislative and regulatory developments will increase the likelihood that barriers to local exchange competition will continue to be reduced or removed. These initiatives include requirements that LECs negotiate with companies such as us to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the ILECs.

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

In the local exchange market we currently compete with an ACS subsidiary in Anchorage. We also compete against AT&T in the Anchorage service area. AT&T offers local exchange service only to residential customers through total service resale and AT&T Wireless' fixed wireless local loop services. We received approval from the RCA in July 1999 to provide local exchange services in ACS's existing service areas in Fairbanks, Juneau, Ft Wainwright, and Eielson AFB. We completed arbitration to define the terms of interconnection with ACS for entry to these markets and interconnection agreements with ACS were approved in October 2000. In mid 2001 we anticipate we will be competing with ACS subsidiaries in Fairbanks, Fort Wainwright and Eielson Air Force Base (military bases near Fairbanks), North Pole, and in Juneau in late 2001 or early 2002. You should see Part I, Item 1. Business, Regulation, Franchise Authorizations and Tariffs - Telecommunications Operations for more information.

We expect further competitors in the Anchorage, Fairbanks and Juneau marketplaces, as AFS has negotiated interconnection agreements with ACS and AFS and DSLnet have received certification for various markets. The Company expects competition from these latter entrants in the business customer telephony access, Internet access, DSL and private line markets. We believe our long-standing presence in Alaska and the strength of our brand (as well as ACS's) will make competitive entry difficult for these new entrants.

We continue to offer local exchange services to substantially all consumers in the Anchorage service area, primarily through our own facilities and unbundled local loops leased from ACS. We are currently involved in arbitration to revise the interim interconnection rates and the terms in the existing interconnection agreement with ACS for the Anchorage service area.

Our local services sales efforts continue to focus on increasing the number of commercial and small business subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sale opportunities. We sell our local services through telemarketing, direct mail advertising, up selling by our customer contact personnel, and door-to-door selling.

Internet Services
Industry
The Internet continues to expand at a significant rate, with the number of sites almost doubling over the last several years. The FCC estimates that the percentage of U.S. households with computers increased from 38.6% in 1997 to 51.0% in 2000, and that the percentage of U.S. households with Internet access increased from 18.6% in 1997 to 41.5% in 2000.

The FCC reports that 56 percent of the U.S. population had Internet access as of November 2000. Current trends indicate that in a few years the Internet may become as commonplace as TV. Analysts predict that the amount of Internet traffic will likely continue to rise as fast as capacity allows for the foreseeable future. Voice over the Internet may have a major impact on business and the entire telecommunications industry in the future. Industry analysts estimate that there will be more than 20 million installed cable modem customers in North America by year-end 2004, up from 1.8 million at the end of 1999. The FCC reports that high-speed lines (greater than 200 kbps in at least one direction) increased 57% during the first half of 2000 to a total of 4.3 million lines in service, as compared to 2.8 million lines at the end of 1999. Most American households still access the Internet using analog telephone dial-up modems at speeds of less than 56 kbps. As of year-end 1999, industry analysts estimated that 98.2 percent of all Internet households were accessing the Internet using dial-up modems. Telephone dial-up is projected to remain the principal means of accessing the Internet until about 2004, when it is expected that only 49.7 percent of Internet households will use dial-up access, with the remaining 50.3 percent accessing the Internet through high-speed broadband facilities.

Although wireless and satellite broadband technologies continue to be deployed, DSL technologies remain the most significant competitors to Internet over cable. ADSL, the most widely used form of DSL, offers data speeds from between 1.5 Mbps and 6.1 Mbps, less than cable's maximum speed of 27 Mbps. Currently, the number of DSL subscribers is significantly less than the number of cable broadband subscribers. By June 2000, there were reported to be 820,000 DSL subscribers compared to more than 2.3 million cable modem Internet access subscribers. The rollout of DSL and other broadband technologies is accelerating, with an estimated 1.7 million DSL subscribers at year-end 2000.

An Intranet allows information to be decentralized in an organization. It uses Internet-compatible standards, available on virtually any computer. An Intranet is also, by mainframe computer standards, fast and inexpensive to set up. This adds to its appeal, particularly for larger companies with complex legacy data systems. The use of Intranets has significantly increased, with an estimated 60 to 70 percent of US corporations using an Intranet. Current growth rates suggest that 138 million people worldwide may be connected from their desks to an in-house Intranet in 2001.

An Extranet is similar to an Intranet (internal, secure, full of sensitive data), however it connects trusted customers and suppliers. Industry analysts believe that the use of Extranets will continue to accelerate. Implementing an Extranet creates the concept of the virtual enterprise, in which all the organizations in a supply chain integrate their systems and operations. This concept is not new, but has been achieved in the past using EDI on private networks. Extranets promise to remove many of the obstacles that have prevented firms from sharing their data (stock levels, production schedules, demand forecasts) with customers and suppliers. However, there are issues of standards, lack of consumer confidence and security.

Music is ideally suited for the digital world, with leading record companies and music retailers now selling direct over the Internet. New compression algorithms and technology (such as MP3) allow consumers to purchase and download music of their choice to play on their personal computer, handheld device, or CD players. Technology is beginning to turn products into a service, delivered over the Internet. We expect this segment of the retail market to expand significantly. Copyright and related legal concerns are significant due to the ease in which electronic media can be distributed and copied.

Concerns about Internet-based commerce are diminishing. One serious preoccupation is that an overloaded Internet might crash. However, capacity on the Internet continues to increase. Technology enables fiber to carry more data, and more cables and satellite channels are being introduced. Industry analysts estimated that in 1995, the world's entire telecom traffic amounted to a data rate of a terabit a second. Currently, a single optical fiber strand can carry three times that amount of data with lab research indicating that many times more capacity will be possible in the future.

We believe major court decisions and legislative action will shape the worldwide Internet in 2001 and beyond, including:
   - The impact of the U.S. vs. Microsoft antitrust trial,
   - The impact of the Napster copyright litigation,
   - Possible recognition that traditional encryption regulation is obsolete,
   - Minimum-regulation approaches to information privacy as a new consumer movement tries to use international privacy law to rein in the behavior of large corporations in the U.S. economy,
   - The potential for continuing increases in inexperienced investors investing through online brokers and increased instances of investor losses that lead to arbitration claims against the brokers,
   - The impact of more Internet patents preventing others from doing certain things, such as designing and maintaining certain types of Web sites,
   - The legality of hyperlinking without permission,
   - Potential legislation in Congress that would create a new form of intellectual property in databases,
   - Decisions regarding whether cryptographic source code is First Amendment speech, and hence exportable, or that no program is covered by the First Amendment,
   - Continuing calls for domestic controls of obscenity-related cryptography, and
   - The development of rating and filtering systems outside the United States.

General
Our Internet services division entered the Internet services market in 1998, providing retail services to residential, commercial, and government users and providing wholesale carrier services to other ISPs. Cable network upgrades in the Anchorage area have allowed us to offer high-speed cable modem Internet access, the first of its kind in Alaska. We were the first provider in Anchorage to offer commercially available DSL products.

Products
We currently offer two types of Internet access for residential use: dial up Internet access and high-speed cable modem Internet access. Our residential high-speed cable modem Internet service offers up to 1,544 kbps access speed as compared with up to 56 kbps access through standard copper wire dial up modem access. We provide free 24-hour customer service and technical support via telephone or online. The entry level cable modem service also offers free data transfer up to five gigabytes per month and can be left connected 24-hours-a-day, 365-days-a-year, allowing for real-time information and e-mail access. We also offer a low price upgrade to double the bandwidth of the entry-level service. In 2000, we saw a 20% take rate of this service. This is evidence of the continuing demand for higher speed access. Additional cable modem service packages tailored to both heavy residential and commercial Internet users are also available.

Cable modem services appeal to small businesses, families, professionals who work-at-home, educators, those involved in electronic commerce, and those who enjoy interactive computer games. Cable modem access overcomes the limitations of slower dial-up service and the higher cost of dedicated Internet services and provides always-available, high-speed access to the Internet. Cable modems use our coaxial cable plant that provides cable television service, instead of the traditional ILEC copper wire. Coaxial cable has a much greater carrying capacity than telephone wire and can be used to simultaneously deliver both cable television (analog or digital) and Internet access services.

We currently offer several Internet service packages for commercial use: dial-up access, DSL, T1 and fractional T1 leased line, frame relay and high-speed cable modem Internet access. Our business high-speed cable modem Internet service offers access speeds ranging from 256 kbps to 1,544 kbps, free monthly data transfers of up to 25 gigabytes and free 24-hour customer service and technical support. Our DSL offering can support speeds of up to 768 kbps over the same copper line used for phone service. We expect higher speeds to be made available in 2001. Business services also include a personalized web page, domain name services, and e-mail addressing.

We also provide dedicated access Internet service to commercial and public organizations in Alaska. We offer a premium service and currently support many of the largest organizations in the state such as the State of Alaska and the Anchorage School District. We have hundreds of other enterprise customers, both large and small, using this service.

Bandwidth is made available to our Internet segment through our Alaska United undersea fiber cable and our Galaxy XR transponders as previously described. Our Internet offerings are coupled with our long-distance and local services offerings and provide free basic Internet services if certain long-distance or local service plans are selected. Value-added Internet features are available for additional charges.

We provide Internet access for schools and health organizations using a platform including many of the latest advancements in technology. Services are delivered through a locally available circuit, our existing lines, and/or satellite earth stations.

Facilities
The Internet is an interconnected global public computer network of tens of thousands of packet-switched networks using the Internet protocol. The Internet is effectively a network of networks routing data throughout the world. We provide access to the Internet using a platform that includes many of the latest advancements in technology. The physical platform is concentrated in Anchorage and is extended into many remote areas of the state. Our Internet platform includes:

   - Circuits connecting our Anchorage facilities to multiple Internet access points in Seattle through multiple, diversely routed networks.
   - Multiple routers on each end of the circuits to control the flow of data and to provide resiliency.
   - Our Anchorage facility consists of routers, a bank of servers that perform support and application functions, database servers providing authentication and user demographic data, layered 2 gigabit switch fabrics for intercommunications and broadband services (cable modem and DSL), and access servers for dial-in users.
   - SchoolAccess(TM)Internet service delivery to over 257 schools in rural Alaska is accomplished by three variations on primary delivery systems:
     - In communities where we have terrestrial interconnects or provide existing service over regional earth stations, we have configured intermediate distribution facilities. Schools that are within these service boundaries are connected locally to one of those facilities.
     - In communities where we have extended telecommunications services via our DAMA earth station program, SchoolAccess(TM) is provided via a satellite circuit to an intermediate distribution facility at the Eagle River Earth Station.
     - In communities or remote locations where we have not extended telecommunications services, SchoolAccess(TM) is provided via a dedicated (usually on premise) DAMA VSAT satellite station. The DAMA connects to an intermediate distribution facility located in Anchorage.

In all dedicated access cases, Internet access is delivered to a router located at the service point. Our Internet management platform constantly monitors this router; continual communication is maintained with all of the routers in the network. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance. The management platform has the capability to remotely access routers, permitting changes in router configuration without the need to physically be at the service point. This management platform allows us to offer outsourced network monitoring and management services to commercial businesses. Many of the largest commercial networks in the State of Alaska use this service.

GCI.net offers a unique combination of innovative network design and aggressive performance management. Our Internet platform has received a certification that places it in the top one percent of all service providers world-wide and the only ISP in Alaska with such designation. We operate and maintain what we believe is the largest, most reliable, and highest performance Internet network in the State of Alaska.

Customers
We had approximately 62,500, 48,300 and 7,200 active residential and commercial dial-up Internet subscribers at December 31, 2000, 1999 and 1998, respectively. We had approximately 16,100, 5,700 and 200 active residential and commercial cable modem Internet subscribers at December 31, 2000, 1999 and 1998, respectively. Revenues derived from Internet services totaled $8.4 million, $4.8 million and $1.7 million, in 2000, 1999 and 1998, respectively, representing approximately 2.9%, 1.7% and 0.7% of our total revenues in 2000, 1999 and 1998, respectively.

Our Internet services sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature upsale opportunities. We sell our Internet services through telemarketing, direct mail advertising, door-to-door selling, up-selling by our customer contact and technical support personnel, and local media advertising.

Competition
The Internet industry is intensely competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, the types of services offered, customer service, billing services, perceived quality, reliability and availability. Although we believe we have the human and technical resources to pursue our strategy and compete effectively in this competitive environment, our success will depend upon our ability to profitably provide high quality, high value bundled services at prices generally competitive with, or lower than, those charged by our competitors.

As of December 31, 2000, we competed with more than 10 Alaska based Internet providers, and competed with other domestic, non-Alaska based providers that provide national service coverage. Several of the non-Alaskan based providers have substantially greater financial, technical and marketing resources than we have. We have, so far, successfully adjusted our pricing and marketing strategies to respond to competitors' pricing practices.

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

We acquired a license for use of a 30-MHz block of spectrum for providing PCS services in Alaska. We are required by the FCC to provide adequate broadband PCS service to at least two-thirds of the population in our licensed areas within ten years of being licensed. The PCS license has an initial duration of 10 years. At the end of the license period, a renewal application must be filed. We believe renewal will generally be granted on a routine basis upon showing of compliance with FCC regulations and continuing service to the public. Licenses may be revoked and license renewal applications may be denied for cause. We expect to renew the PCS license for an additional 10-year term under FCC rules.

We acquired a LMDS license in 1998 for use of a 150-MHz block of spectrum in the 28 GHz Ka-band for providing wireless services. The LMDS license has an initial duration of 10 years. Within 10 years, licensees will be required to provide 'substantial service' in their service regions. Our operations may require additional licenses in the future.

Earth stations are licensed generally for 10 years. The FCC also issues a single blanket license for a large number of technically identical earth stations (e.g., VSATs).

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

General. We are subject to regulation by the FCC and by the RCA as a non-dominant provider of long-distance services. We file tariffs with the FCC for interstate and international long-distance services, and with the RCA for intrastate service. Such tariffs routinely become effective without intervention by the FCC, RCA or other third parties since we are a non-dominant carrier. We received approval from the RCA in February 1997 permitting us to provide local access services throughout ATU's (now ACS) existing Anchorage service area. Military franchise requirements also affect our ability to provide telecommunications and cable television services to military bases.

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

As a PCS and LMDS licensee, we are subject to regulation by the FCC, and must comply with certain build-out and other conditions of the license, as well as with the FCC's regulations governing the PCS and LMDS services. On a more limited basis, we may be subject to certain regulatory oversight by the RCA (e.g., in the areas of consumer protection), although states are not permitted to regulate the rates of PCS, LMDS and other commercial wireless service providers. PCS and LMDS licensees may also be subject to regulatory requirements of local jurisdictions pertaining to, among other things, the location of tower facilities.

1996 Telecom Act and Related Rulings. A key industry development was passage of the 1996 Telecom Act. The Act was intended by Congress to open up the marketplace to competition and has had a dramatic impact on the telecommunications industry. The intent of the legislation was to break down the barriers that have prevented three groups of companies, LECs, including RBOCs, long-distance carriers, and cable TV operators, from competing head-to-head with each other. The Act expressly prohibits any legal barriers to competition in intrastate or interstate communications service under state and local laws, and empowers the FCC, after notice and an opportunity for comment, to preempt the enforcement of any statute, regulation or legal requirement that prohibits, or has the effect of prohibiting, the ability of any entity to provide any intrastate or interstate telecommunications service. The Act requires incumbent LECs to let new competitors into their business. It also requires incumbent LECs to open up their networks to ensure that new market entrants have a fair chance of competing. The bulk of the legislation is devoted to establishing the terms under which incumbent LECs must open up their networks.

The FCC's Common Carrier Bureau has focused in recent years on adopting market-opening and universal service rules for the local exchange and long distance markets. The Common Carrier Bureau has also focused on review of applications by BOCs to provide long distance service as well as review of telecommunications com-pany mergers. In addition, they continue to consider regulatory reforms that could occur as competition in the provision of telecommunications services develops.

Enactment of the bill immediately affected local exchange service markets by requiring states to authorize local exchange service competition. Competitors, including resellers, are able to market new bundled service packages to attract customers. Over the long term, the requirement that incumbent LECs unbundle access to their networks may lead to increased price competition. Local exchange service competition has not yet occurred in all markets on a national basis because interconnection arrangements are not yet in place in many areas. We have executed interconnection agreements with ACS for the Anchorage, Juneau and Fairbanks markets.

The 1996 Telecom Act requires the FCC to establish rules and regulations to implement its local competition provisions. In August 1996, the FCC issued rules governing interconnection, resale, unbundled network elements, the pricing of those facilities and services, and the negotiation and arbitration procedures that would be utilized by states to implement those requirements. These rules rely on state public utilities commissions to develop the specific rates and procedures applicable to particular states within the framework prescribed by the FCC. These rules were vacated in part by a July 1997 ruling of the United States Court of Appeals for the Eighth Circuit. On January 25, 1999, the United States Supreme Court issued an opinion upholding the authority of the FCC to establish rules, including pricing rules, to implement statutory provisions governing both interstate and intrastate services under the 1996 Telecom Act and remanded the proceeding back to the Eighth Circuit for further proceedings. The Supreme Court also upheld rules allowing carriers to select provisions from among different interconnection agreements approved by state commissions for the carriers' own agreements and a rule allowing carriers to obtain combinations of unbundled network elements. On remand, the Eighth Circuit overturned various interconnection and pricing portions of the FCC regulations under the 1996 Telecom Act, but stayed the application of its pricing decision pending review by the Supreme Court of the United States. The Supreme Court has granted certiorari on the pricing provisions and will be considering the case in its upcoming term.

The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several such utilities have been granted broad authority by the FCC to engage in activities that could include the provision of video programming.

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

Critics are becoming increasingly vocal asking Congress to modify if not altogether rework the 1996 Telecom Act, citing a lack of competition in the local phone and broadband sectors. There is a lack of consensus on what changes are needed, however, or who is to blame for the Act's perceived failures. The strongest momentum appears to be in support of loosening regulations on BOCs so they can better compete in broadband, a move CLECs say could diminish local phone competition.

Rural Exemption. ACS, through subsidiary companies, provides local telephone services in Fairbanks and Juneau, Alaska. The ACS subsidiaries are classified as Rural Telephone Companies under the 1996 Telecom Act, which entitles them to an exemption of certain material interconnection terms of the 1996 Telecom Act, until and unless such "rural exemption" is examined and not continued by the RCA. We requested that continuation of the rural exemption of the ACS subsidiaries relating to the Fairbanks and Juneau markets be examined. In January 1998, the APUC denied our request to terminate the rural exemption. The basis of the APUC's decision was primarily that various rulemaking proceedings (including universal service and access charge reform) must be completed before the exemption would be revoked. Those rulemaking proceedings have been largely completed.

On March 4, 1999, an Alaska Superior Court Judge determined that the APUC erred in reaching its decision to deny our request to provide full local telephone service in Fairbanks and Juneau, Alaska. This service would be provided in competition against Pacific Telecom, Inc. ("PTI," now a subsidiary of ACS), the existing monopoly provider. Among other things, the Court instructed the APUC to correctly assign the burden of proof to PTI rather than us, and to decide on our specific requests to provide service in Fairbanks and Juneau based on criteria established in the 1996 Telecom Act. The Court stated "this must be accomplished cognizant of the intent of the 1996 Telecom Act to promote competition in the local market." The Court remanded the case back to the APUC for proceedings leading to their ruling.

On July 1, 1999, the APUC ruled that the rural exemptions from local competition in Juneau, Fairbanks and North Pole would not be continued, which allowed us to negotiate for unbundled elements for the provision of competitive local service in these markets. ACS requested reconsideration of this decision, and on October 11, 1999 the RCA issued an order terminating rural exemptions in the Fairbanks and Juneau markets. ACS has appealed these decisions.

We believe this decision is important to bring about the benefits of competition to other communities in Alaska. We continued to negotiate with ACS for unbundled network elements for the provisioning of competitive local assess services in these markets, arbitrated the rates and terms and the RCA approved interconnection agreements for unbundled elements in October 2000.

Internet Service Providers Regulated as Telecommunications Carriers. The FCC affirmed in a report adopted on April 10, 1998, that Internet service providers would not be subject to regulation as telecommunications carriers under the 1996 Telecom Act. They thus will not be subject to universal service subsidies and other regulations. Further, in August 1998, the FCC proposed new rules that would allow ILECs to provide their own DSL services through separate affiliates that are not subject to ILEC regulation. On November 18, 1999, the FCC decided to require ILECs to share telephone lines with DSL providers, an action that may foster competition by allowing competitors to offer DSL services without their customers having to lease a second telephone line. Whether this development will be implemented in an effective way remains to be seen. Moreover, it is impossible to predict whether the FCC or Congress may change the rules under which these services are offered and, if such changes are made, the extent of the impact of such changes on our business.

Access Fees. The FCC regulates the fees that local telephone companies charge long distance companies for access to their local networks. The FCC is considering various proposals that would restructure and could reduce access charges. Changes in the access charge structure could fundamentally change the economics of some aspects of our business.

Access to Unbundled Network Elements. The Supreme Court vacated an FCC rule setting forth the specific unbundled network elements that ILECs must make available, finding that the FCC had failed to apply the appropriate statutory standard. On November 5, 1999, the FCC responded to the Court's decision by issuing a decision that maintains competitors' access to a wide variety of unbundled network elements. Six of the seven unbundled elements the FCC had originally required carriers to provide in its 1996 order implementing the 1996 Telecom Act remain available to competitors. These elements are loops, including loops used to provide high-capacity and advanced telecommunications services; network interface devices; local circuit switching, subject to restrictions in major urban markets; dedicated and shared transport; signaling and call-related databases; and operations support systems. The FCC removed access to operator and directory assistance service from the list of available unbundled network elements. In addition, the FCC added to its list certain unbundled network elements that were not at issue in 1996. These elements include subloops, or portions of loops, and dark fiber loops and transport. The FCC did not, however, require ILECs to unbundle facilities used to provide DSL service. The FCC did not decide, but sought additional information on, the question of whether carriers may combine certain unbundled network elements to provide special access services to compete with those provided by the ILECs. The ability to obtain unbundled network elements is an important element of our local access services business, and we believe that the FCC's actions in this area have generally been positive. However, we cannot predict the extent to which the existing rules will be sustained in the face of additional legal action and the scope of the rules that are yet to be determined by the FCC.

Recurring and non-recurring charges for telephone lines and other unbundled network elements may increase based on the rates proposed by the ILECs and approved by the RCA from time to time, which could have an adverse effect on the results of our operations. We are currently involved in arbitration to revise the interim interconnection rates and the terms in the existing interconnection agreement with ACS for the Anchorage service area. Moreover, because the cost-based methodology for determining these rates is still subject to judicial review, we are uncertain about how these rates will be determined in the future.

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

The order established significant discounts to be provided to eligible schools and libraries for all telecommunications services, internal connections and Internet access. It also established support for rural health care providers so that they may pay rates comparable to those that urban health care providers pay for similar services. The FCC estimates that program-year 2001 costs to be funded out of the Universal Service Fund will total approximately $1.35 billion. The fund administrator, on the basis of their interstate end-user revenues, assesses local and long distance carriers' contributions to the education and health care funds. The 2001 quarterly contribution factor is $0.066827. We began contributing to the new funds in 1998 and are allowed to recover our contributions through increased interstate charges.

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

Cable Services
The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable services industry and a description of certain state and local laws affecting our cable services business.

General. The FCC, some state governments and most local governments extensively regulate the operation of a cable system. We are subject to federal and state regulation as a cable television operator pursuant to the 1934 Cable Act, the 1984 Cable Act and the 1992 Cable Act, as amended by the 1996 Telecom Act. The 1992 Cable Act significantly expanded the scope of cable television regulation on an industry-wide basis by imposing rate regulation, carriage requirements for local broadcast stations, customer service obligations and other requirements. The 1992 Cable Act and the FCC's rules implementing that Act generally have increased the administrative and operational expenses and in certain instances required rate reductions for cable television systems and have resulted in additional regulatory oversight by the FCC and state or local authorities.

Principal responsibility for implementing the policies of the 1934, 1984 and 1992 Cable Acts and the 1996 Telecom Act is allocated between the FCC and state or local franchising authorities. The FCC and state regulatory agencies are required to conduct numerous rulemaking and regulatory proceedings to implement the 1996 Telecom Act, and such proceedings may materially affect the cable industry.

The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act removed barriers to competition in the cable television market as well as the local telephone market. Among other things, it also reduced the scope of cable rate regulation and encourages additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

The 1996 Telecom Act required the FCC to undertake a number of rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect our operations, and there have been calls in Congress and at the FCC to maintain or even tighten cable regulation in the absence of widespread effective competition.

Subscriber Rates. The 1992 Cable Act authorized rate regulation for cable communications services and equipment in communities that are not subject to "effective competition," as defined by federal law, which limited the ability of cable companies to increase subscriber fees. Most cable communications systems are now subject to rate regulation by local officials for basic cable service, which typically contains local broadcast stations and public, educational, and government access channels. Such local regulation is subject to the oversight of the FCC, which has prescribed detailed criteria for such rate regulation. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that localities served by our systems may choose to certify and regulate basic rates in the future.

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

Under the 1996 Telecom Act, the FCC's authority to regulate CPS tier rates sunset on March 31, 1999. The FCC has taken the position that it will still adjudicate pending cable programming service tier complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date. The elimination of cable programming service tier regulation affords us greater pricing flexibility.

FCC regulations govern rates that may be charged to subscribers for Regulated Services. The FCC uses a benchmark methodology as the principal method of regulating rates for Regulated Services. Cable operators are also permitted to justify rates using a cost-of-service methodology, which contains a rebuttable presumption of an industry-wide 11.25% after tax rate of return on an operator's allowable rate base. Cost-of-service regulation is a traditional form of rate regulation, under which a company is allowed to recover its costs of providing the regulated service, plus a reasonable profit. Franchising authorities are empowered to regulate the rates charged for monthly basic service, for additional outlets and for the installation, lease and sale of equipment used by subscribers to receive the basic cable service tier, such as converter boxes and remote control units. The FCC's rules require franchising authorities to regulate these rates on the basis of actual cost plus a reasonable profit, as defined by the FCC. Cable operators required to reduce rates may also be required to refund overcharges with interest. The FCC has also adopted comprehensive and restrictive regulations allowing operators to modify their regulated rates on a quarterly or annual basis using various methodologies that account for changes in the number of regulated channels, inflation and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations. We cannot predict whether the FCC will modify these "going forward" regulations in the future.

Rate regulation of non-basic cable programming service tiers ended after March 31, 1999. The 1996 Telecom Act also modifies the uniform rate provision of the 1992 Cable Act by prohibiting regulation of non-predatory bulk discount rates offered to subscribers in commercial and residential developments and permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

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

Cable Entry Into Telecommunications. The 1996 Telecom Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. A cable operator is authorized under the 1996 Telecom Act to provide telecommunications services without obtaining a separate local franchise. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service.

Internet Service. Although there is at present no significant federal regulation of cable system delivery of Internet services, and the FCC has issued several reports finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. The FCC recently rejected a petition by certain Internet service providers attempting to use existing modes of access that are commercially leased to gain access to cable system delivery. Some states and local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers and a few local jurisdictions have adopted these requirements. The Federal Trade Commission and the FCC recently imposed certain "open-access" requirements on Time Warner and AOL in connection with their merger, but those requirements are not applicable to other cable operators.

In June 2000, the Federal Court of Appeals for the Ninth Circuit rejected an attempt by the City of Portland, Oregon to impose mandatory Internet access requirements on the local cable operator. In reversing a contrary ruling by the lower court, the Ninth Circuit court held that Internet service was not a cable service, and therefore could not be subject to local cable franchising. At the same time, the Court suggested that at least the transport component of broadband Internet service could be subject to regulation as a "telecommunications" service. Although regulation of this form of telecommunications service would presumably be reserved for the FCC (which has so far resisted requests for active regulation), some states may argue that they are entitled to impose "open-access" requirements pursuant to their authority over intrastate telecommunications. In addition, some local governments may argue that a cable operator must secure a local telecommunications franchise before providing Internet service.

In response to the Ninth Circuit decision, the FCC has initiated a new proceeding to determine what regulatory treatment, if any, should be accorded to cable modem service and the cable modem platform used in providing this service. More specifically, the Notice seeks comment on the parameters the Commission should use in determining the appropriate level of access to cable networks for the provision of high-speed data services. The Ninth Circuit decision is the leading case on cable-delivered Internet service at this point, but the Federal District Court for the Eastern District of Virginia reached a similar result in a May 2000 ruling, concluding that broadband Internet service was a cable service, but that multiple provisions of the Telecommunications Act preempted local regulation. A Federal district court in Florida recently addressed a similar "open-access" requirement in a local franchise and struck down the requirement as unconstitutional. There are other instances where "open-access" requirements have been imposed and judicial challenges are pending.

If regulators are allowed to impose Internet access requirements on cable operators, it could burden the capacity of cable systems and complicate our own plans for providing expanded Internet access services. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services.

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

A federal appellate court overturned various parts of the FCC's open video rules, including the FCC's preemption of local franchising requirements for open video operators. The FCC has modified its open video rules to comply with the federal court's decision. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of co-located cable systems. Co-located cable systems are cable systems serving an overlapping territory. Cable operator buyouts of co-located local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market are also prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition.

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

Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also pursuant to the 1992 Cable Act, the FCC has adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. The D.C. District Court of Appeals upheld this statutory restriction, and the FCC has now ruled that AT&T must divest certain properties to come into compliance. The FCC's implementation of ownership restrictions is currently subject to judicial review.

The FCC recently voted to suspend the timetable for AT&T to reduce its 42 percent share of the cable market to below the 30 percent cap which was required as a condition of the agency's approval of AT&T's acquisition of MediaOne Group. The U.S. Court of Appeals for the District of Columbia ruled that the 30 percent cap was arbitrary and unconstitutional. As a result, the FCC ordered that both the interim March 20, 2001 deadline and the final compliance deadline of May 19, 2001 are suspended pending further order of the FCC. The suspension gives the FCC an opportunity to determine the relationship, if any, between the court's decisions on the ownership rules, imposed to promote competition in the cable industry, and conditions on AT&T.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or to negotiate for "retransmission consent" to carry the station. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to the mandatory carriage or retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems are required to obtain retransmission consent for all distant commercial television stations (except for commercial satellite-delivered independent "superstations" such as WGN), commercial radio stations and certain low-power television stations carried by such systems.

Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions.

The FCC tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling. The ruling resolved a number of technical and legal matters, and clarifies that a digital-only TV station, commercial or non-commercial, can immediately assert its right to carriage on a local cable system. The FCC also said that a TV station that returns its analog spectrum and converts to digital operations must be carried by local cable systems. At the same time, however, it initiated further fact gathering that ultimately could lead to a reconsideration of the tentative conclusion.

We are unable to predict the outcome of this proceeding or the impact any new carriage requirements might have on the operations of our cable systems.

Designated Access Channels. The Communications Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties to provide programming that may compete with services offered by the cable operator. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. The FCC recently rejected a request that unaffiliated Internet service providers be found eligible for commercial leased access.

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. This prohibition is scheduled to expire in October 2002, unless the FCC determines that an extension is necessary to protect competition and diversity. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements, and subjecting terrestrially delivered programming to the program access requirements. Terrestrially delivered programming is programming delivered other than by satellite. Pursuant to the Satellite Home Viewer Improvement Act, the FCC has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and DBS.

Inside Wiring; Subscriber Access. In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antennas on rental property within the exclusive use of a tenant, such as balconies and patios. This FCC ruling may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

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

Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose certain substantive franchise requirements (e.g. access channels, universal service and other technical requirements). These decisions have been inconsistent and, until the US Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

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

 The FCC's new rate formula, effective in 2001, will govern the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators. Several parties have requested the FCC to reconsider its new regulations and several parties have challenged the new rules in court. A federal appellate court recently upheld the constitutionality of the statutory provision that requires utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility.

The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The FCC clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access, but a recent decision by the 11th Circuit Court of Appeals disagreed and suggested that Internet traffic is neither cable service nor telecommunications service and might leave cable attachments that carry Internet traffic ineligible for Pole Attachment Act protections. This decision could lead to substantial increases in pole attachment rates. The cable industry sought review by the United States Supreme Court, which is now reviewing the decision, and the Eleventh Circuit mandate has been stayed pending Supreme Court action.

We are unable to predict the outcome of the legal challenge to the FCC's regulations or the ultimate impact any revised FCC rate formula or any new pole attachment rate regulations might have on our business and operations.

Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The U.S. copyright office recently adopted an industry agreement providing for a modest increase in the copyright royalty rates. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

Cable operators distribute locally originated programming and advertising that use music controlled by the two principal major music performing rights organizations, the American Society of Composers, Authors and Publishers and Broadcast Music, Inc. The cable industry has had a long series of negotiations and adjudications with both organizations. A prior voluntarily negotiated agreement with Broadcast Music has now expired, and is subject to further proceedings. The governing rate court recently set retroactive and prospective cable industry rates for American Society of Composers music based on the previously negotiated Broadcast Music rate. Although we cannot predict the ultimate outcome of these industry proceedings or the amount of any license fees we may be required to pay for past and future use of association-controlled music, we do not believe such license fees will be significant to our business and operations.

Other Statutory and FCC Provisions. The 1992 Cable Act requires cable operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming or alternatively to carry such programming only at "safe harbor" time periods currently defined by the FCC as the hours between 10 p. m. to 6 a.
m. A three-judge federal district court determined that this provision was unconstitutional. The United States Supreme Court is currently reviewing the lower court's ruling. The Communications Act also includes provisions, among others, concerning horizontal and vertical ownership of cable systems, customer service, subscriber privacy, marketing practices, equal employment opportunity, regulation of technical standards and equipment compatibility.

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

Other Regulations of the FCC. In addition to the FCC regulations noted above, there are other regulations of the FCC covering such areas as the following.

   - Equal employment opportunity
   - Subscriber privacy
   - Programming practices, including, among other things
     - Syndicated program exclusivity, which is a FCC rule which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights
     -  Network program nonduplication
     -  Local sports blackouts
     -  Indecent programming
     -  Lottery programming
     -  Political programming
     -  Sponsorship identification
     -  Children's programming advertisements
     -  Closed captioning
   - Registration of cable systems and facilities licensing
   - Maintenance of various records and public inspection files

   - Aeronautical frequency usage
   - Lockbox availability
   - Antenna structure notification
   - Tower marking and lighting
   - Consumer protection and customer service standards
   - Technical standards
   - Consumer electronics equipment compatibility
   - Emergency alert systems

The FCC recently ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions, which would remain in the operator's exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors. The first phase implementation date was July 1, 2000. Compliance was technically and operationally difficult in our locations, so we and several other cable operators filed a request at the FCC that the requirement be waived in those systems. The request resulted in a temporary deferral of the compliance deadline for those systems.

The FCC recently initiated an inquiry to determine whether the cable industry's future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry, which grew out of the Commission's review of the AOL-Time Warner merger, is in its earliest stages, but is yet another expression of regulatory concern regarding control over cable capacity.

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

State and Local Regulation. Because our cable communications systems use local streets and rights-of-way, our systems are subject to state and local regulation. Cable communications systems generally are operated pursuant to franchises, permits or licenses granted by a municipality or other state or local government entity. Federal law prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable service rates, franchise fees, franchise term, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, indemnification of the franchising authority, use and occupancy of public streets and types of cable services provided. The 1992 Cable Act immunizes franchising authorities from monetary damage awards arising from regulation of cable communications systems or decisions made on franchise grants, renewals, transfers and amendments. The 1996 Telecom Act provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services.

Internet Operations
The following is a summary of federal laws, regulations and tariffs, and a description of certain state and local laws pertaining to our Internet operations.

General. With significant growth in Internet activity and commerce over the past several years the FCC and other regulatory bodies have been challenged to develop new models that allow them to achieve the public policy goals of competition and universal service. Many aspects of regulation and coordination of Internet activities and traffic are evolving and are facing unclear regulatory futures. Changes in regulations in the future will have a significant impact on ISPs, Internet commerce and Internet services.

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

Internet Governance and Standards. There is no one entity or organization that governs the Internet. Each facilities-based network provider that is interconnected with the global Internet controls operational aspects of their own network. Certain functions, such as domain name routing and the definition of the TCP/IP protocol, are coordinated by an array of quasi-governmental, intergovernmental, and non-governmental bodies. The United States government, in many cases, has handed over responsibilities to these bodies through contractual or other arrangements.

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

1996 Telecom Act. The 1996 Telecom Act provides little direct guidance as to whether the FCC has authority to regulate Internet-based services. Section 223 concerns access by minors to obscene, harassing, and indecent material over the Internet and other interactive computer networks, and sections 254, 706, and 714 address mechanisms to promote the availability of advanced telecommunications services, possibly including Internet access. None of these sections, however, specifically addresses the FCC's jurisdiction.

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

FCC Regulations. The FCC has not attempted to regulate the companies that provide the software and hardware for Internet telephony, or the access providers that transmit their data, as common carriers or telecommunications service providers. In March 1996, America's Carriers Telecommunication Association ("ACTA"), a trade association primarily comprised of small and medium-size interexchange carriers, filed a petition with the FCC asking the FCC to regulate Internet telephony. ACTA argues that providers of software that enables real-time voice communications over the Internet should be treated as common carriers and subject to the regulatory requirements of Title II. The FCC has sought comment on ACTA's request. Other countries are considering similar issues.

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

State and Local Regulations. The revenue effects of Internet usage today depend to a significant extent on the structure of state and local tariffs. Internet usage generates less revenue for LECs in states and jurisdictions where flat local service rates have been set low, with compensating revenues in the form of per-minute intrastate toll charges. Because ISPs only receive local calls, they do not incur these usage charges. By contrast, in states and jurisdictions where flat charges make up a higher percentage of LEC revenues, ISPs will have a less significant revenue effect. ISP usage is also affected by the relative pricing of services such as ISDN Primary Rate Interface (PRI), frame relay, and fractional T-1 connections, which are alternatives to analog business lines. Prices for these services, and the price difference on a per-voice-channel basis between the options available to ISPs, vary widely across different states and jurisdictions. In many cases, tariffs for these and other data services are based on assumptions that do not reflect the realities of the Internet access market today. The scope of local calling areas also affects the architecture of Internet access services. In states and jurisdictions with larger unmeasured local calling areas, ISPs need fewer POPs in order to serve the same customers through a local call.

We are presently unable to determine what the impact of potential Internet regulatory actions and decisions will be on our liquidity, results of operations and cash flows.

Financial Information about our Foreign and Domestic Operations and Export Sales Although we have several agreements to help originate and terminate international toll traffic, we do not have foreign operations or export sales. We conduct our operations throughout the western contiguous United States, Alaska and Hawaii and believe that any subdivision of our operations into distinct geographic areas would not be meaningful. Revenues associated with international toll traffic were $3.8 million, $5.5 million and $7.0 million for the years ended December 31, 2000, 1999, and 1998, respectively.

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

Backlog of Orders and Inventory
As of December 31, 2000 and 1999, our long-distance services segment had a backlog of equipment sales and private line orders of approximately $1,570,000 and $830,000, respectively. Approximately $1.0 million of the 2000 backlog represents recurring monthly charges for private line and telemedicine services. The increase in backlog as of December 31, 2000 can be attributed to a combination of increased equipment sales activity at the end of the fourth quarter in 2000 as compared to 1999 and increased private line circuit orders pending at December 31, 2000 as compared to 1999. Many of our customers delayed equipment orders so that their systems would be stable at the turn of the century, resulting in reduced sales activity and order backlog at December 31, 1999. We expect that all of the equipment sales and private line orders in backlog at the end of 2000 will be delivered during 2001.

We entered into an agreement effective July 1999 for a $19.5 million sale of fiber capacity that was completed in January 2001 (see note 14 to the Consolidated Financial Statements included in Part II of this Report for more information).

Geographic Concentration and Alaska Economy
We offer voice and data telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, growth of our business and our operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. Oil revenues are now the third largest source of state revenues, following investment income and federal funds. You should see Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for more information about the effect of geographic concentration and the Alaska Economy on us.

Employees
We employed 1,092 persons as of March 14, 2001, and are not parties to union contracts with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

Other
No material portion of our businesses is subject to renegotiation of profits or termination of contracts at the election of the federal government.


Item 2.  Properties

General
Our properties do not lend themselves to description by character or location of principal units. Our investment in property, plant and equipment in our consolidated operations consisted of the following at December 31:

                                                             2000          1999
                                                            ------        ------
     Telephone distribution systems                          58.0%         64.5%
     Cable television distribution systems                   21.1%         23.1%
     Support equipment                                        8.1%         10.2%
     Property and equipment under capital leases             10.0%          0.7%
     Construction in progress                                 1.4%          0.7%
     Transportation equipment                                 0.8%          0.5%
     Land and buildings                                       0.6%          0.3%
                                                            --------------------
          Total                                             100.0%        100.0%
                                                            ====================

These properties are divided among our operating segments at December 31, 2000 as follows: long-distance services, 58.3%; cable services, 22.5%; local access services, 6.5%; Internet services, 4.9%; and other, 7.8%.

These properties consist primarily of switching equipment, satellite earth stations, fiber-optic networks, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, routers, servers, transportation equipment, computer equipment and general office equipment. Substantially all of our properties secure our Senior Holdings Loan and Fiber Facility. You should see note 4 to the Notes to Consolidated Financial Statements included in Part II of this Report for further discussion.

Our construction in progress totaled $8.1 million at December 31, 2000, consisting of telecommunications, Internet and support systems projects that were incomplete at December 31, 2000. Our construction in progress totaled $2.9 million at December 31, 1999, consisting of telecommunications, cable and Internet projects that were incomplete at December 31, 1999.

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

Long-Distance Services
We operate a modern, competitive telecommunications network employing the latest digital transmission technology based upon fiber optic and digital microwave facilities within and between Anchorage, Fairbanks and Juneau. Our network includes digital fiber optic cables linking Alaska to the contiguous 48 states and providing access to other carriers' networks for communications around the world. We use satellite transmission to remote areas of Alaska and for certain interstate and intrastate traffic.

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

We entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders on the PanAmSat Galaxy XR satellite to meet our long-term satellite capacity requirements. We operate the satellite pursuant to a long-term capital lease arrangement with a leasing company. The purchase and lease-purchase option agreement provided for the interim lease of transponder capacity on the PanAmSat Galaxy IX satellite through the delivery of the purchased transponders on Galaxy XR in March 2000.

We lease our long-distance services industry segment's executive, corporate and administrative facilities in Anchorage, Fairbanks and Juneau, Alaska. Our operating, executive, corporate and administrative properties are in good condition. We consider our properties suitable and adequate for our present needs and they are being fully utilized.

Cable Services
The Cable Systems serve 31 communities and areas in Alaska including Anchorage, Fairbanks and Juneau, the state's three largest urban areas. As of December 31, 2000 the Cable Systems consisted of approximately 1,851 miles of installed cable plant having between 300 to 550 MHz of channel capacity. Our principal physical assets consist of a cable television distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our cable television systems.

Our cable television plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations are buried in underground ducts or trenches. We own or lease real property for signal reception sites and business offices in many of the communities served by our systems and for our principal executive offices.

We own the receiving and distribution equipment of each system. In order to keep pace with technological advances, we are maintaining, periodically upgrading and rebuilding the physical components of our cable communications systems. Such properties are in good condition. We own all of our service vehicles. We consider our properties suitable and adequate for our present and anticipated future needs.

Local Access Services
We operate a modern, competitive local access telecommunications network employing the latest digital transmission technology based upon fiber optic facilities within Anchorage. Our outside plant consists of connecting lines (aerial, underground and buried cable) not on customers' premises, the majority of which is on or under public roads, highways or streets, while the remainder is on or under private property. Central office equipment primarily consists of digital electronic switching equipment and circuit equipment. Operating equipment consists of motor vehicles and other equipment.

Substantially all of our local access services' central office equipment, administrative and business offices, and customer service centers are in leased facilities. Such properties are in good condition. We consider our properties suitable and adequate for our present and anticipated future needs.

Internet Services
We operate a modern, competitive Internet network employing the latest available technology. We provide access to the Internet using a platform that includes many of the latest advancements in technology. The physical platform is concentrated in Anchorage and is extended into many remote areas of the state. Our Internet platform includes a trunk connecting the Anchorage POP to Internet access points in Seattle through multiple, diversely routed upstream Internet networks, and various other routers, servers and support equipment.

We lease our Internet services industry segment's operating facilities, located primarily in Anchorage. Such properties are in good condition. We consider our properties suitable and adequate for our present and anticipated future needs.

Capital Expenditures
Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus the incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software.

The total investment in property, plant and equipment has increased from $178.2 million at January 1, 1996 to $507.9 million at December 31, 2000, including construction in progress and not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required in the future to meet the growing demand for communications, Internet and entertainment services and to continually modernize and improve such services to meet competitive demands.

Our capital expenditures for 1996 through 2000 were as follows (in millions):

       1996        $ 38.6
       1997        $ 64.6
       1998        $149.0
       1999        $ 36.6
       2000        $ 48.9

We project capital expenditures of approximately $45 to $51 million for 2001, consisting of $25 to $27 million for long-distance services, $10 to $11 million for cable services, $4 to $5 million for local access services, $5 to $6 million for Internet services, and $1 to $2 million for wireless services. A majority of the expenditures will expand, enhance and modernize our current networks, facilities and operating systems, and will develop wireless and other businesses.

During 2000, we funded our normal business capital requirements substantially through internal sources and, to the extent necessary, from external financing sources. We expect expenditures for 2001 to be financed in the same manner.

Insurance
We have insurance to cover risks incurred in the ordinary course of business, including general liability, property coverage, business interruption and workers' compensation insurance in amounts typical of similar operators in our industry and with reputable insurance providers. As is typical in the cable industry, we do not insure our outside plant. We believe our insurance coverage is adequate.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Market Information for Common Stock
Shares of GCI's Class A common stock are traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol GNCMA. Shares of GCI's Class B common stock are traded on the Over-the-Counter market. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The following table sets forth the high and low sales price for the above-mentioned common stock for the periods indicated. Market price data were obtained from the Nasdaq Stock Market quotation system. The prices, rounded up to the nearest eighth, represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not necessarily represent actual transactions.

                                                          Class A                        Class B
                                              ---------------------------------------------------------------
                                                     High           Low             High          Low
        1999:
             First Quarter                           5 1/4          4               5 1/4         4
             Second Quarter                          8              4               8             4
             Third Quarter                           7              4 3/4           7             4 3/4
             Fourth Quarter                          6 1/4          3 3/4           6 1/4         3 3/4
        2000:
             First Quarter                           7 7/8          4               7 7/8         4
             Second Quarter                          5 7/8          4 3/8           5 7/8         4 3/8
             Third Quarter                           8 1/8          4 5/8           8 1/8         4 5/8
             Fourth Quarter                          8              4 7/8           8             4 7/8

Holders
As of December 31, 2000 there were 1,819 holders of record of GCI's Class A common stock and 530 holders of record of GCI's Class B common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

Dividends
GCI and GCI, Inc. have never paid cash dividends on their common stock and have no present intention of doing so. Payment of cash dividends in the future, if any, will be determined by GCI's Board of Directors in light of our earnings, financial condition and other relevant considerations. Our existing bank loan agreements contain provisions that prohibit payment of dividends, other than stock dividends (you should see note 4 to the Consolidated Financial Statements included in Part II of this Report for more information).

Stock Transfer Agent and Registrar
Mellon Investor Services LLC is our stock transfer agent and registrar.

Item 6.  Selected Financial Data

The following table presents selected historical information relating to financial condition and results of operations over the past five years.

                                                                            Years ended December 31,
                                                             -------------------------------------------------------
                                                                2000        1999       1998       1997      1996
                                                                ----        ----       ----       ----      ----
                                                               (Amounts in thousands except per share amounts)
     Revenues (1)                                             $292,605    279,179    246,795    223,809   164,894
     Net earnings (loss) before income taxes,
       extraordinary item and cumulative effect of a
       change in accounting principle (2)                     $(21,649)   (14,866)   (10,920)    (2,235)   12,690
     Loss on early extinguishment of debt, net of
       income tax benefit of $180                             $      0          0          0        521         0
     Cumulative effect of a change in accounting
     principal, net of income tax benefit of $245             $      0        344          0          0         0
     Net earnings (loss)                                       (13,234)    (9,527)    (6,797)    (2,183)    7,462
     Basic net earnings (loss) per common share               $  (0.29)     (0.21)     (0.14)     (0.05)     0.28
     Diluted net earnings (loss) per common share             $  (0.29)     (0.21)     (0.14)     (0.05)     0.27
     Total assets (3)                                         $679,007    643,151    649,445    545,302   447,335
     Long-term debt, including current portion (3)            $334,400    339,400    351,657    250,084   223,242
     Obligations under capital leases, including
       current portion (5)                                    $ 48,696      1,674      2,186      1,188       746
     Total stockholders' equity (4)                           $183,480    192,548    200,007    204,439   149,554
     Dividends declared per Common share (6)                  $   0.00       0.00       0.00       0.00      0.00

     ---------------------
     1 The 1997 revenue increase is primarily attributed to reporting 12 months of cable television service revenues as compared to two months reported in 1996.
     2 Our net losses in 2000, 1999, 1998 and 1997 are primarily attributed to additional depreciation, amortization and interest expense resulting from the cable company acquisitions in October 1996. Net losses in 1999, 1998 and 1997 are also attributed to startup losses from our entry into local access services and Internet services markets. Net losses in 2000 are also attributed to additional interest expense resulting from our capital lease of satellite transponders in 2000 as further described in footnote 5 below.
     3 Increases in assets and long-term debt in 1998 as compared to 1997 result primarily from our construction of a fiber-optic system connecting points in Alaska with Seattle Washington as further described in note 8 to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report.
     4 The 1997 increase in stockholders' equity is primarily attributed to our equity offering in August 1997.
     5 We entered into a capital lease with a leasing company in March 2000 for the use of satellite transponders, as further described in note 12 to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report.
     6 We have never paid a cash dividend on our common stock and do not anticipate paying dividends in the foreseeable future. We intend to retain our earnings, if any, for the development of our business. Payment of cash dividends in the future, if any, will be determined by the board of directors in light of our earnings, financial condition, credit agreements and other relevant considerations. Our existing bank loan agreements contain provisions that prohibit payment of dividends, other than stock dividends, as further described in note 4 to the Notes to Consolidated Financial Statements included in Part II of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, General Communication, Inc. and its direct and indirect subsidiaries are referred to as "we," "us" and "our."

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto. See - Cautionary Statement Regarding Forward-Looking Statements.

Overview
We have experienced significant growth in recent years through strategic acquisitions, deploying new business lines, and expansion of our existing businesses. We have historically met our cash needs for operations and maintenance capital expenditures through our cash flows from operating activities. Cash requirements for acquisitions and other capital expenditures have been provided largely through our financing activities.

Long-Distance Services
During 2000 long-distance services revenue represented 62.4% of consolidated revenues. Our provision of interstate and intrastate long-distance services to residential, commercial and governmental customers and to other common carriers (principally WorldCom and Sprint), and provision of private line and leased dedicated capacity services accounted for 96.7% of our total long-distance services revenues during 2000. Factors that have the greatest impact on year-to-year changes in long-distance services revenues include the rate per minute charged to customers and usage volumes, usually expressed as minutes of use.

Revenues from private line and other data services sales increased 31.6% to $29.0 million during 2000 as compared to 1999 due primarily to our increased system capacity and increasing demand for our data services by Internet service providers ("ISP"), commercial and governmental customers, and others.

We introduced a broadband product offering to hospitals and health clinics in 2000, supplementing broadband revenues derived from our SchoolAccess(TM) offering to rural school districts. Total broadband revenues increased 98.8% to $8.6 million in 2000.

Our long-distance cost of sales and services has consisted principally of direct costs of providing services, including local access charges paid to LECs for originating and terminating long-distance calls in Alaska, and fees paid to other long-distance carriers to carry calls terminating in areas not served by our network (principally the lower 49 states, most of which calls are carried over WorldCom's network, and international locations, which calls are carried principally over Sprint's network). During 2000, local access charges accounted for 68.7% of long-distance cost of sales and services, fees paid to other long-distance carriers represented 23.6%, satellite transponder lease and undersea fiber maintenance costs represented 6.5%, and other costs represented 1.2% of long-distance cost of sales and services.

Our long-distance selling, general, and administrative expenses have consisted of operating and engineering, customer service, sales and communications, management information systems, general and administrative, and legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities, insurance and property taxes). A significant portion of long-distance selling, general, and administrative expenses, 39.0% during 2000, represents operating and engineering costs.

Long-distance services face significant competition from AT&T Alascom, Inc., long-distance resellers, and from local telephone companies that have entered the long-distance market. The total number of active long-distance residential, commercial and small business customers decreased 2.4% to 88,700 at December 31, 2000 as compared to December 31, 1999 primarily due to a competitor's offering allowing customers to place unlimited intrastate and interstate calls for a flat monthly fee. We believe our approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow us to be competitive in providing those services.

Revenues derived from other common carriers increased 16.9% to $71.8 million in 2000 as compared to 1999. The increase is due to a 22.6% increase to 682.5 million minutes carried for other common carriers offset by a change in the mix of wholesale minutes carried for such customers, which decreased the average rate charged by 4.7%. In conjunction with the purchase of Kanas (see note 14 to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report) we negotiated a contract amendment with WorldCom in March 2001. The amendment extends the contract term for five years to March 2006 and reduces the rate to be charged by us for certain WorldCom traffic over the extended term of the contract. The Sprint contract was also amended in March 2001 extending its term two years to March 2004. The amendment reduces the rate to be charged by us for certain Sprint traffic over the extended term of the contract.

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

Cable Services
During 2000, cable television revenues represented 23.2% of consolidated revenues. The cable systems serve 31 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

In October 2000 we announced we had agreed to acquire the assets of G.C. Cablevision, Inc., with over 900 subscribers in Fairbanks and North Pole, Alaska. The transaction closed in March 2001 following regulatory approvals.

We generate cable services revenues from four primary sources: (1) programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; (3) advertising sales; and (4) cable modem services (shared with our Internet services segment). During 2000 programming services generated 82.1% of total cable services revenues, equipment rental and installation fees accounted for 9.4% of such revenues, advertising sales accounted for 4.0% of such revenues, cable modem services accounted for 3.5% of such revenues, and other services accounted for the remaining 1.0% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services and digital and analog services, the average number of cable television and cable modem subscribers during a given reporting period, and revenues generated from new product offerings.

The cable systems' cost of sales and selling, general and administrative expenses have consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising and rental expense. During 2000 programming and copyright expenses represented 45.2% of total cable cost of sales and selling, general and administrative expenses, and general and administrative costs represented 48.6% of such total. Marketing and advertising costs represented approximately 6.2% of such total expenses.

Cable services face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment. We believe our cable television services will con-tinue to be competitive by providing, at reasonable prices, a greater variety of programming and other communication services than are available off-air or through other alternative delivery sources and upon superior technical performance and customer service.

Local Access Services
We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. Effective March 1999 we transitioned to the "bill and keep" cost settlement method for termination of traffic on our facilities and on other's facilities. Local exchange services revenues totaled $20.2 million representing 6.9% of consolidated revenues in 2000. The primary factors that contribute to year-to-year changes in local access services revenues are the average number of business and residential subscribers to our services during a given reporting period and the average monthly rates charged for non-traffic sensitive services.

Local access cost of sales represented approximately 46.6% of total local access services cost of sales and selling, general and administrative expenses during 2000. General and administrative and customer service costs represented approximately 42.1% of such total expenses, marketing and advertising costs represented approximately 7.8% of such total expenses, and operating and engineering expenses represented approximately 3.5% of such total expenses.

Our local access services segment faces significant competition in Anchorage from Alaska Communications Systems, Inc. ("ACS") and AT&T Alascom, Inc. We believe our approach to developing, pricing, and providing local access services and bundling different business segment services will allow us to be competitive in providing those services.

Internet Services
We began offering Internet services in several markets in Alaska during 1998. We generate Internet services revenues from three primary sources: (1) access product services, including commercial DIAS, ISP DIAS, and retail dial-up service revenues; (2) network management services; and (3) cable modem services (a portion of cable modem revenue is recognized by the cable services segment). Internet services segment revenues totaled $8.4 million representing 2.9% of total revenues in 2000. The primary factors that contribute to year-to-year changes in Internet services revenues are the average number of subscribers to our services during a given reporting period, the average monthly subscription rates, and the number and type of additional premium features selected.

Operating and general and administrative expenses represented approximately 49.1% of total Internet services cost of sales and selling, general and administrative expenses during 2000. Internet cost of sales represented approximately 37.6% of such total expenses and marketing and advertising represented approximately 13.3% of such total expenses.

Marketing campaigns continue to be deployed featuring bundled residential and commercial Internet products. Additional bandwidth was made available to our Internet segment resulting from completion of our Alaska United undersea fiber optic cable project in 1999. Our Internet offerings are coupled with our long-distance and local access services offerings and provide free basic Internet services or discounted premium Internet services if certain long-distance or local access services plans are selected. Value-added premium Internet features are available for additional charges.

We compete with a number of Internet service providers in our markets. We believe our approach to developing, pricing, and providing Internet services will allow us to be competitive in providing those services.

Other Services, Other Expenses and Net Loss
Telecommunications services revenues reported in the Other segment as described in note 9 to the accompanying consolidated financial statements include corporate network management contracts, telecommunications equipment sales and service, management services for Kanas Telecom, Inc., a company that owns and operates a fiber optic cable system constructed along the trans-Alaska oil pipeline corridor extending from Prudhoe Bay to Valdez, Alaska, and other miscellaneous revenues (including revenues from cellular resale services, from prepaid and debit calling card sales, and installation and leasing of customer's very small aperture terminal ("VSAT") equipment).

Other services segment revenues represented 4.6% of total revenues in 2000 and included network solutions and outsourcing revenues totaling $9.2 million, communications equipment sales totaling $1.9 million and cellular resale and other revenues totaling $2.3 million.

During the second quarter of 1999 we completed a $19.5 million sale of long-haul capacity in our Alaska United undersea fiber optic cable system ("fiber capacity sale") in a cash transaction. The sale included both capacity within Alaska, and between Alaska and the lower 49 states. We entered into an agreement effective July 1999 for a second $19.5 million sale of fiber capacity which was completed in January 2001.

We have invested approximately $1.9 million in our PCS license at December 31, 2000. We incurred expenditures totaling $560,000 deploying fixed wireless service in the Anchorage area in 2000 and expect to incur approximately $460,000 in additional expenditures during 2001.

Depreciation, amortization and net interest expense on a consolidated basis increased $16.8 million in 2000 as compared to 1999 resulting primarily from additional depreciation on 1999 and 2000 capital expenditures, increased interest rates on variable rate debt, additional average outstanding capital lease obligation balances, a $2.0 million charge to interest expense to write-off previously capitalized interest expense, and $1.7 million of additional depreciation in 2000 resulting from a change in the estimated remaining lives of assets that will be replaced in the future. In 1999 interest expense was offset in part by one month of capitalized construction period interest attributed to the Alaska United undersea fiber optic cable system and we charged to interest expense $470,000 of deferred financing costs resulting from a Holdings Loan Facilities amendment that reduced our borrowing capacity.

Results of Operations

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):
                                                      Year Ended December 31,            Percentage Change(1)
                                                      -----------------------            -------------------
                                                                                          2000         1999
                                                                                           vs.          vs.
                                                   2000          1999         1998        1999         1998
                                                   ----          ----         ----        ----         ----
Statement of Operations Data:
  Revenues:
    Long-distance services                         62.4%         58.8%        65.5%       11.4%         1.4%
    Cable services                                 23.2%         21.9%        23.3%       11.0%         6.1%
    Local access services                           6.9%          5.6%         4.0%       30.0%        56.9%
    Internet services                               2.9%          1.7%         1.0%       75.6%       182.5%
    Other services                                  4.6%         12.0%         6.2%      (60.2%)      112.8%
                                               ------------------------------------------------------------------
      Total revenues                              100.0%        100.0%       100.0%        4.8%        13.1%

                                                      Year Ended December 31,            Percentage Change(1)
                                                      -----------------------            -------------------
                                                                                          2000         1999
                                                                                           vs.          vs.
                                                   2000          1999         1998        1999         1998
                                                   ----          ----         ----        ----         ----
  Cost of sales and services                       40.9%         43.9%        47.0%       (2.2%)        5.5%

  Selling, general and administrative expenses     35.8%         35.2%        36.4%        6.8%         9.4%
  Depreciation and amortization                    17.8%         15.3%        13.0%       21.8%        33.2%
                                               ------------------------------------------------------------------
      Operating income                              5.5%          5.6%         3.6%        1.6%        78.1%
      Net loss before income taxes and
        cumulative change in an accounting
        principle                                  (7.4%)        (5.3%)       (4.4%)      45.6%        36.1%
      Net loss before cumulative change in an
        accounting principle                       (4.5%)        (3.3%)       (2.8%)      44.1%        35.1%
      Net loss                                     (4.5%)        (3.4%)       (2.8%)      38.9%        40.2%
Other Operating Data (2):
Cable services operating income (3)                21.5%         24.4%        22.0%       (1.8%)       17.7%
Local services operating loss (4)                   4.9%        (14.3%)      (73.2%)    (144.8%)      (69.4%)
Internet services operating loss (5)             (136.4%)      (204.5%)     (228.8%)      17.0%       152.4%

   --------------------------
   (1)Percentage change in underlying data.
   (2)Includes customer service, marketing and advertising costs.
   (3)Computed as a percentage of total cable services revenues.
   (4)Computed as a percentage of total local services revenues.
   (5)Computed as a percentage of total Internet services revenues.

Year Ended December 31, 2000 ("2000") Compared To Year Ended December 31, 1999 ("1999").

Revenues
Total revenues increased 4.8% from $279.2 million in 1999 to $292.6 million in 2000. Excluding the undersea fiber optic cable capacity sale in 1999 (see below), total revenues increased 12.7% in 2000.

Long-distance revenues from residential, commercial, governmental, and other common carrier customers increased 11.4% to $182.7 million in 2000. The long-distance revenue increase in 2000 was largely due to the following:

   - An increase of 14.4% in total minutes of use to 1,035.4 million minutes,
   - An increase of 31.6% in private line and private network transmission services revenues to $29.0 million in 2000 due to an increased number of customers,
   - An increase of 16.9% in revenues from other common carriers (principally WorldCom and Sprint) to $71.8 million in 2000, and
   - An increase of 98.8% to $8.6 million in 2000 revenues from our SchoolAccess(TM) offering to rural school districts and a new offering to rural hospitals and health clinics. Our SchoolAccess(TM) product was provided to 155 schools at December 31, 2000, a 25% increase from 1999.

Long-distance revenue increases were offset by the following:

   - A decrease of 2.3% in the number of active residential, small business and commercial customers billed from 90,800 at December 31, 1999 to 88,700 at December 31, 2000 primarily due to a competitor's offering allowing customers to place unlimited intrastate and interstate calls for a flat monthly fee, and
   - A 10.3% decrease in our average rate per minute on long-distance traffic from $0.136 per minute in 1999 to $0.122 per minute in 2000 attributed to our promotion of and customers' enrollment in calling plans offering discounted rates and length of service rebates, such plans being prompted in part by our primary long-distance competitor, AT&T Alascom, reducing its rates, entry of LECs into long-distance markets served by us, and to a change in the mix of wholesale minutes carried for other common carriers.

Cable revenues increased 11.0% to $67.9 million in 2000. Programming services revenues increased 6.6% to $55.7 million in 2000 resulting from an increase of approximately 3,600 basic subscribers served to approximately 120,400 and increased pay-per-view and premium service revenues. New facility construction efforts in 2000 resulted in approximately 3,400 additional homes passed which contributed to additional subscribers and revenues in 2000. Programming services revenue per average basic subscriber per month increased $0.12, or 0.3%. Digital subscribers increased 131.7% to 13,500 at December 31, 2000. The cable segment's share of cable modem revenue (offered through our Internet services segment) increased $2.0 million to $2.4 million in 2000 after the introduction of such services in the first quarter of 1999.

Local access services revenues increased 30.0% in 2000 to $20.2 million. At December 31, 2000 approximately 62,000 lines were in service and approximately 800 additional lines were awaiting connection as compared to approximately 45,000 lines in service and approximately 750 additional lines awaiting connection at December 31, 1999.

Internet services revenues increased 75.6% to $8.4 million in 2000 primarily due to growth in the average number of customers served. We had approximately 62,600 active residential, commercial and small business retail dial-up Internet subscribers at December 31, 2000 as compared to approximately 48,000 at December 31, 1999. We had approximately 16,000 active residential, commercial and small business retail cable modem subscribers at December 31, 2000 as compared to approximately 5,700 at December 31, 1999.

The decrease in other services revenues from $33.6 million in 1999 to $13.4 million in 2000 is primarily due to the $19.5 million fiber capacity sale in 1999 as previously disclosed.

Cost of Sales and Services
Cost of sales and services totaled $119.7 million in 2000 and $122.5 million in 1999. As a percentage of total revenues, cost of sales and services decreased from 43.9% in 1999 to 40.9% in 2000.

Long-distance cost of sales and services decreased from $81.0 million in 1999 to $76.6 million in 2000. Long-distance cost of sales as a percentage of long-distance revenues decreased from 49.4% in 1999 to 41.9% in 2000 primarily due to the effect of reassigning traffic carried by satellite transponders and fiber optic cable from leased to owned capacity and reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic. Offsetting the 2000 decrease as compared to 1999 is a decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by us. We expect increased cost savings as traffic carried on our own facilities continues to grow.

Cable cost of sales and services as a percentage of cable revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased from 25.3% in 1999 to 26.3% in 2000. Cable services rate increases did not keep pace with increases in programming and copyright costs in 2000. Programming costs increased for most of our cable services offerings, and we incurred additional costs on new programming introduced in 1999 and 2000.

Local access services cost of sales and services as a percentage of local access services revenues increased from 50.8% in 1999 to 53.3% in 2000 primarily due to the fluctuations in cost of sales and services as a percentage of revenues inherent in this segment as it develops.

Internet services cost of sales and services increased $1.2 million to $4.4 million from 1999 to 2000. Internet services costs of sales as a percentage of Internet services revenues totaled 65.7% and 52.1% in 1999 and 2000, respectively. The Internet services costs of sales decrease as a percentage of Internet services revenues is primarily due to a $2.6 million increase in Internet's portion of cable modem revenue which generally have higher margins than do other Internet products. As Internet revenues have increased, economies of scale and more efficient network utilization have also resulted in reduced Internet cost of sales and services as a percentage of Internet revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 6.8% to $104.9 million in 2000. Selling, general and administrative expenses, as a percentage of total revenues, increased from 35.2% in 1999 to 35.8% in 2000.

Depreciation and Amortization
Depreciation and amortization expense increased 21.8% to $52.0 million in 2000. The increase is attributable to our $36.6 million investment in equipment and facilities placed into service during 1999 for which a full year of depreciation was recorded during the year ended December 31, 2000, the acquisition of a satellite transponder asset (see note 12 included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data) for which depreciation began in 2000 and the $48.9 million investment in other equipment and facilities during 2000 for which a partial year of depreciation was recorded during 2000, and a charge of $1.7 million in 2000 resulting from a change in the estimated remaining lives of assets that will be replaced in the future.

Interest Expense, Net
Interest expense, net of interest income, increased 24.6% to $38.1 million in 2000. This increase resulted primarily from increases in our average outstanding indebtedness resulting primarily from the capital lease of satellite transponder capacity, higher interest rates on our variable rate debt, and a charge of $2.0 million to interest expense in 2000 to write-off previously capitalized interest expense. The increase was partially offset by principal payments of $11.2 million in 2000. In 1999 interest expense was offset in part by one month of capitalized construction period interest attributed to the Alaska United undersea fiber optic cable system and we charged to interest expense $470,000 of deferred financing costs resulting from a Holdings Loan Facilities amendment that reduced our borrowing capacity.

Income Tax Benefit
Income tax benefit increased from $5.7 million in 1999 to $8.4 million in 2000 due to an increased net loss before income taxes in 2000 as compared to 1999. Our effective income tax rate increased from 38.2% in 1999 to 38.9% in 2000 due to the increased net loss and the proportional amount of items that are nondeductible for income tax purposes.

At December 31, 2000, we have (1) tax net operating loss carryforwards of approximately $103.6 million that will begin expiring in 2008 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.5 million available to offset regular income taxes payable in future years. Our utilization of remaining net operating loss carryforwards is subject to certain limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. We estimate that our effective income tax rate for financial statement purposes will be approximately 38% in 2001.

Year Ended December 31, 1999 ("1999") Compared to Year Ended December 31, 1998 ("1998")

Revenues
Total revenues increased 13.1% from $246.8 million in 1998 to $279.2 million in 1999. Long-distance revenues from residential, commercial, governmental, and other common carrier customers increased 1.4% to $164.0 million in 1999. The increase in long-distance revenues was due to the following:

   - An increase in the number of active residential, small business and commercial customers billed from 82,000 at December 31, 1998 to 90,800 at December 31, 1999,
   - An increase of 14.4% in total minutes of use to 905.0 million minutes,
   - An increase of 13.4% in private line and private network transmission services revenues to $22.0 million in 1999 due to an increased number of customers and
   - New revenues in 1999 totaling $4.8 million from the lease of three DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the lower 49 states and maintenance charges related to the portion of fiber capacity purchased by ACS.

The increase in long-distance revenue was offset by a 19.0% reduction in our average rate per minute on long-distance traffic from $0.168 per minute in 1998 to $0.136 per minute in 1999. The decrease in rates resulted from our promotion of and customers' enrollment in calling plans offering discounted rates and length of service rebates, such plans being prompted in part by our primary long-distance competitor, AT&T Alascom, reducing its rates, and the entry of LECs into long-distance markets served by us. Changes in wholesale product mix and reduced rates on other common carrier traffic (principally WorldCom and Sprint) offset other common carrier minutes growth of 24.9% resulting in a 0.3% increase in revenues to $61.5 million in 1999. Common carrier minute growth was attributable, in part, to a new category of wholesale minutes carried on our network.

Cable revenues increased 6.1% to $61.1 million in 1999. Programming services revenues increased 7.5% to $52.3 million in 1999 resulting from an increase of approximately 4,800 basic subscribers served by us to approximately 116,800, an increase of $1.31 in average gross revenue per average basic subscriber per month and increased pay-per-view and premium service revenues. New facility construction efforts in the summer of 1999 resulted in approximately 2,800 additional homes passed which contributed to additional subscribers and revenues in 1999. Other factors include the launch of digital cable services in late 1998 with an associated marketing and sales effort starting in July 1999 and the introduction of a customer offering requiring a year commitment in exchange for a discounted price that reduced customer churn. Equipment rental and installation revenues increased 18.9% to $5.4 million in 1999 due to an increase in subscribers to our digital service and associated converters that are billed at premium rates.

Local access services revenues increased 56.9% to $15.5 million in 1999. Approximately 45,000 lines were in service and 750 additional lines were awaiting connection at December 31, 1999.

Internet services revenues increased 182.5% to $4.8 million in 1999. We had approximately 48,000 active residential, commercial and small business retail dial-up Internet subscribers at December 31, 1999 as compared to approximately 7,200 at February 9, 1999. We had approximately 5,700 active residential, commercial and small business retail cable modem subscribers at December 31, 1999 after launching this service offering in the second quarter of 1999.

Other services revenues increased 112.8% to $33.6 million in 1999. The 1999 increase was largely due to the fiber capacity sale as previously described.

Cost of Sales and Services
Cost of sales and services totaled $116.1 million in 1998 and $122.5 million in 1999. As a percentage of total revenues, cost of sales and services decreased from 47.0% in 1998 to 43.9% in 1999. The decrease in cost of sales and services as a percentage of revenues is primarily attributed to the impact of the fiber capacity sale and changes in our product mix due to continuing development of new product lines and growth of existing product lines (local access services, data services and Internet). The overall margin improvement was partially offset by increased cable services cost of sales as a percentage of cable services revenues. Cable cost of sales increased more than cable revenues increased in 1999.

Long-distance cost of sales and services increased from $79.3 million in 1998 to $81.0 million in 1999. Long-distance cost of sales as a percentage of long-distance revenues increased from 49.0% in 1998 to 49.4% in 1999 primarily due to a decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by us, and a non-recurring refund received in the second quarter of 1998 totaling approximately $1.1 million from a local exchange carrier in respect of its earnings that exceeded regulatory requirements. Offsetting the 1999 increase as compared to 1998 are reductions in access costs due to our distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic.

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

Local access services cost of sales and services totaled 50.8% and 61.7% as a percentage of 1999 and 1998 local access services revenues, respectively. Internet services cost of sales and services totaled 65.7% and 200.2% as a percentage of the 1999 and 1998 Internet services revenues, respectively. Our local access operations commenced in 1997 and Internet services operations commenced in 1998.

The decrease in 1998 and 1999 other services cost of sales and services as a percentage of other services revenue from 87.4% to 44.5%, respectively, is primarily due to the fiber capacity sale as previously described.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 9.4% to $98.3 million in 1999. The 1999 increase resulted from:
   - Increased costs associated with operations and maintenance of the Alaska United fiber optic cable system that was placed into service in early February 1999. 1999 costs totaled $3.6 million as compared to $1.1 million in 1998.
   - Internet services operating, engineering, sales, customer service and administrative cost increases, from $715,000 in 1998 as compared to $5.3 million in 1999. We gradually introduced our Internet services through the third quarter of 1998 and began aggressive advertising efforts in the fourth quarter of 1998. Increased costs were necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate expected growth in our Internet services customer base.
   - Increased allowance for doubtful accounts receivable.
   - Accrual of a Company-wide success-sharing bonus totaling $1.6 million in 1999. Success sharing is a bonus paid to all employees when our earnings before interest, depreciation, amortization and taxes reach new highs.
   - A reduction in long-distance services capitalized labor due to completion of the fiber optic cable system construction effort.

Partially offsetting these increases were a $1.1 million reduction in cable service's general and administrative costs and a $1.0 million reduction in long-distance marketing and sales costs in 1999 as compared to 1998.

Selling, general and administrative expenses, as a percentage of total revenues, decreased from 36.4% in 1998 to 35.2% in 1999 primarily as a result of significant revenues derived from the fiber capacity sale without a proportionate increase in selling, general and administrative expenses.

Depreciation and Amortization
Depreciation and amortization expense increased 33.2% to $42.7 million in 1999. The increase is attributable to our $58.4 million investment in equipment and facilities placed into service during 1998 for which a full year of depreciation was recorded during 1999, the Alaska United undersea fiber optic cable system placed into service in the first quarter of 1999 for which 11 months of depreciation was recorded during 1999, and the $36.6 million investment in equipment and facilities during 1999 for which a partial year of depreciation was recorded in 1999.

Interest Expense, Net
Interest expense, net of interest income, increased 54.9% to $30.6 million in 1999. This increase resulted primarily from increases in our average outstanding indebtedness resulting primarily from construction of new long-distance and Internet facilities, expansion and upgrades of cable television facilities, investment in local access services equipment and facilities, and slightly higher interest rates on outstanding indebtedness. During 1998 interest expense was offset in part by capitalized construction period interest. The amount of interest capitalized in 1999 decreased significantly due to the completion of the Alaska United undersea fiber optic cable system in early February 1999. We charged to interest expense $470,000 of deferred financing costs in the second quarter of 1999 resulting from the amendment to the Holdings Loan Facilities that reduced our borrowing capacity (see Liquidity and Capital Resources).

Income Tax Benefit
Income tax benefit increased from $4.1 million in 1998 to $5.7 million in 1999 due to an increased net loss before income taxes and cumulative effect of a change in accounting principle in 1999 as compared to 1998. Our effective income tax rate increased from 37.8% in 1998 to 38.2% in 1999 due to the proportional amount of items that are nondeductible for income tax purposes.

Fluctuations In Quarterly Results Of Operations

The following chart provides selected unaudited statement of operations data from our quarterly results of operations during 2000 and 1999.
                                                            (Amounts in thousands, except per share amounts)
                                                      -------------------------------------------------------------
                                                          First       Second      Third       Fourth       Total
                                                         Quarter     Quarter     Quarter     Quarter        Year
                                                      -------------------------------------------------------------
     2000
     ----
     Revenues:
       Long-distance services                      $      43,620      44,855      48,185      46,016      182,676
       Cable services                              $      15,930      16,660      16,708      18,600       67,898
       Local access services                       $       4,520       4,789       5,236       5,660       20,205
       Internet services                           $       1,713       2,018       2,188       2,506        8,425
       Other services                              $       2,494       3,104       3,589       4,214       13,401
                                                      -------------------------------------------------------------
          Total revenues                           $      68,277      71,426      75,906      76,996      292,605
     Operating income                              $         877       3,550       5,610       5,966       16,003
     Net loss before income taxes                  $      (8,962)     (5,665)     (3,954)     (3,068)     (21,649)
     Net loss                                      $      (5,498)     (3,526)     (2,352)     (1,858)     (13,234)
     Basic and diluted net loss per common share   $       (0.12)      (0.08)      (0.05)      (0.04)       (0.29)

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

Revenues
Total revenues for the quarter ended December 31, 2000 ("fourth quarter") were $77.0 million, representing a 1.4% increase from $75.9 million for the quarter ended September 30, 2000 ("third quarter"). The fourth quarter increase resulted from a 11.3% increase in cable services revenue to $18.6 million in fourth quarter primarily resulting from an increase of approximately 2,100 basic subscribers served to 120,400 and increased pay-per-view and premium service revenues. The fourth quarter increase was offset by a decrease in long-distance revenues of 4.5% to $46.0 million resulting primarily from the following:

   - Revenues from other common carriers decreased 8.4% to $18.0 million due to a 14.5% decrease in southbound minutes carried for other common carriers. The decrease in southbound minutes is largely due to seasonality.
   - Long distance minutes decreased 8.4% to 252.3 million minutes, due to a 13.5% decrease in OCC minutes (principally WorldCom and Sprint) to 160.2 million minutes offset by a 2.2% increase in non-OCC minutes of traffic carried to 92.0 million minutes.

The long-distance revenue decreases described above were partially offset by an 18.3% increase in private line revenues to $8.8 million. The long-distance average rate per minute was $.121 in the third and fourth quarters.

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

Cost Of Sales and Services
Cost of sales and services increased from $29.9 million in the third quarter to $30.5 million in the fourth quarter. As a percentage of revenues, third and fourth quarter cost of sales and services totaled 39.6% and 39.5%, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $400,000 in the fourth quarter as compared to the third quarter. As a percentage of revenues, fourth quarter selling, general and administrative expenses were 35.7% as compared to 35.6% for the third quarter.

Net loss
We reported a net loss of $1.9 million for the fourth quarter as compared to a net loss of $2.4 million for the third quarter.

Liquidity and Capital Resources

Cash flows from operating activities totaled $41.4 million in 2000 as compared to $33.3 million in 1999, net of changes in the components of working capital. Other sources of cash during 2000 include the refund of a $9.1 million deposit pursuant to a capital lease transaction, long-term borrowings of $5.0 million and $1.7 million in proceeds from common stock issuances. Our expenditures for property and equipment, including construction in progress, totaled $48.9 million in 2000. Other uses of cash during 2000 included repayment of $11.2 million of long-term borrowings and capital lease obligations, purchases of $1.6 million of property held for sale, and payment of approximately $3.0 million of costs incurred by Kanas Telecom, Inc. (see note 11 included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data).

Receivables increased $3.5 million from December 31, 1999 to December 31, 2000 primarily due to an increase in OCC trade receivables.

Working capital totaled $10.6 million at December 31, 2000, a $12.1 million decrease from working capital of $22.7 million as of December 31, 1999. The decrease in working capital is primarily attributed to our use of current assets to purchase long-term capital assets and repay long-term debt.

The Holdings $150,000,000 and $50,000,000 credit facilities mature June 30, 2005 and bear interest at either Libor plus 1.00% to 2.50%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.00% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. $82.7 million and $87.7 million were drawn on the credit facilities as of December 31, 2000 and 1999, respectively. At December 31, 2000 $102.3 million of the credit facilities were available to us for our operating and capital requirements.

On April 13, 1999, we amended the Holdings credit facilities. Pursuant to the Financial Accounting Standards Board Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements," we recorded as additional interest expense $470,000 of deferred financing costs in the second quarter of 1999 associated with reduced borrowing capacity resulting from the amendment. In connection with the April 1999 amendment, we agreed to pay all fees and expenses of our lenders, including an amendment fee of 0.25% of the aggregate commitment, totaling $530,000.

On October 25, 2000 we further amended the Holdings credit facilities. These amendments are contingent upon closing the acquisition of a controlling interest in Kanas Telecom, Inc. (see note 11 included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data) and contain, among other things, provisions for payment of a one-time amendment fee of $192,500, changes in certain financial covenants and ratios, and a limit of $70 million for 2001 capital expenditures (excluding capital expenditures by certain subsidiaries).

Holding's credit facilities and GCI, Inc.'s senior notes contain restrictions on our operations and activities, including requirements that we comply with certain financial covenants and financial ratios. Under the amended Holding's credit facility, Holdings may not permit the ratio of senior debt to annualized operating cash flow (as defined) of Holdings and certain of its subsidiaries to exceed 2.50 to 1.0 from October 1, 2000 to December 31, 2000, total debt to annualized cash flow to exceed 5.50 times, and annualized operating cash flow to interest expense to be less than 2.0 to 1.0 from April 1, 2000 and thereafter. Certain of the foregoing ratios decrease in specified increments during the life of the credit facility. The credit facility requires Holdings to maintain a ratio of annualized operating cash flow to debt service of Holdings and certain of its subsidiaries of at least 1.25 to 1.0, and annualized operating cash flow to fixed charges of at least 1.0 to 1.0 effective January 1, 2002 (which adjusts to 1.05 to 1.0 in April, 2003 and thereafter). The senior notes impose a requirement that the leverage ratio of GCI, Inc. and certain of its subsidiaries not exceed 6.0 to 1.0 on an incurrence basis, subject to the ability of GCI, Inc. and certain of its subsidiaries to incur specified permitted indebtedness without regard to such ratios.

Upon the effectiveness of the October 25, 2000 and March 23, 2001 amendments, Holdings may not permit the ratio of senior debt to annualized operating cash flow (as defined) of Holdings and certain of its subsidiaries to exceed 2.50 to
1.0 from October 1, 2000 to September 30, 2003 and must maintain a ratio of annualized operating cash flow to fixed charges of at least 1.0 to 1.0 effective January 1, 2002 (which adjusts to 1.05 to 1.0 in April, 2003 and thereafter).

On January 27, 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle. At December 31, 2000 and 1999 $71.7 million was borrowed under the facility. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended an additional two years at any time between the second and fifth anniversary of closing the facility if we can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, interest, and principal installments based on the extended maturity. The Fiber Facility bears interest at either Libor plus 3.0%, or at the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or, at our option, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60 million or less.

The Fiber Facility contains, among others, covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs, interest and principal installments. All of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska United, collateralize the Fiber Facility.

We expect to use approximately one-half of the Alaska United system capacity in addition to our existing owned and leased facilities to carry our own traffic. One of our large commercial customers signed agreements in 1999 for the lease of three DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the lower 48 states. The lease agreements provide for three-year terms, with renewal options for additional terms. In 2000 we signed additional agreements with WorldCom for the lease of two DS3 circuits between Alaska and the lower 48 states. The lease agreements provide for five-year terms. In the second quarter of 1999 we completed a sale of capacity in our Alaska United system in a $19.5 million cash transaction. The sale included both capacity within Alaska, and between Alaska and the lower 48 states. An agreement executed in July 1999 for a second $19.5 million sale of fiber capacity was completed in January 2001. We continue to pursue opportunities for sale or lease of additional capacity on our system.

We entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet our long-term satellite capacity requirements. The satellite was successfully launched in January 2000 and delivered to us on March 5, 2000. In March 2000 we agreed to finance the satellite transpond-ers pursuant to a long-term capital lease arrangement with a leasing company. At December 31, 2000 $47.6 million was financed under this capital lease. The base term of the lease is one year from the closing date with the option for eight one-year lease term renewals. The capital lease includes certain covenants requiring maintenance of specific levels of operating cash flow to indebtedness and limitations on additional indebtedness.

Our expenditures for property and equipment, including construction in progress, totaled $48.9 million and $36.6 million during 2000 and 1999, respectively. Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, continuing development of our PCS network and upgrades to our cable television plant.

We issued 20,000 shares of convertible redeemable accreting preferred stock ("Preferred Stock") on April 30, 1999. Proceeds totaling $20 million (before payment of expenses) were used for general corporate purposes, to repay outstanding indebtedness, and to provide additional liquidity. Prior to the four-year anniversary following closing, dividends are payable semi-annually at the rate of 8.5%, plus accrued but unpaid dividends, at our option, in cash or in additional fully-paid shares of Preferred Stock. Dividends earned after the four-year anniversary of closing are payable semi-annually in cash only. Dividends of $2,677,000 have been accrued at December 31, 2000 and will be paid in additional fully paid shares of Preferred Stock. Additional dividends totaling $332,000, or $14.00 per share, are accrued at December 31, 2000 and the determination of whether they will be paid in cash or additional fully-paid shares of Preferred Stock will be made at the next semi-annual payment date. Mandatory redemption is required 12 years from the date of closing.

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

New Accounting Standard
SFAS No. 133
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities and Amendment of SFAS No. 133", requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that we must adopt the standard no later than January 1, 2001.

In January 2001, we entered into an interest rate swap agreement that converts $50 million of the $180 million 9.75% fixed rate bonds to variable rate debt based on Libor plus a margin. This transaction will be accounted for as a fair value hedge and accordingly the fair value of the swap and the $50 million of bonds will be reflected on the balance sheet. We do not believe implementation of SFAS No. 133 will have a significant effect on our results of operations

Geographic Concentration and The Alaska Economy
We offer voice and data telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, growth of our business and of our operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. In fiscal 2000 oil revenues were the third largest source of state revenues, following investment income and federal funding. Alaska's investment earnings will supply 35% of the state's projected revenues in fiscal 2001, with oil revenues and federal funding comprising 34% and 17%, respectively, of the total. Much of the investment income and all of the federal funding is restricted or dedicated for specific purposes, however, leaving oil revenues as the primary funding source of general operating expenditures.

The volume of oil transported by the TransAlaska Oil Pipeline System ("TAPS") over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years and averaged 1.0 million barrels per day in fiscal 2000. The two largest producers of oil in Alaska (the primary users of the TAPS) continue to explore, develop and produce new oil fields and to enhance recovery from existing fields to offset the decline in production from the Prudhoe Bay field. Both companies have invested large sums of money in developing and implementing oil recovery techniques at the Prudhoe Bay field and other nearby fields. The state now forecasts a temporary reversal of the production rate decline and a slight increase in the production rate in 2002. This forecasted increase is attributed to new developments at the Alpine field, satellite fields in Prudhoe Bay, Kuparuk and other satellite fields, plus Northstar, Fiord, Liberty and further development of viscous or heavy oil. The Alaska Department of Revenue estimates that production from proven reserves will comprise 3.8% of Alaska's total oil production in fiscal 2001, rising to 13.3% of the total in fiscal 2002 and then climbing to 25.3% in fiscal 2008.

Market prices for North Slope oil averaged $12.70 in fiscal 1999, well below the average price used by the state to budget its oil related revenues. The prices have since increased to a 10-year high of $35.62 on September 19, 2000, with a fiscal 2000 average price per barrel of $30.10. The closing price per barrel was $24.01 on March 16, 2001.

In December 2000 the state forecasted the price for North Slope crude oil to average $30.17 per barrel based on the average price per barrel of $30.24 during the last six months of 2000, futures market prices through June 30, 2001, and oil industry expectations that prices will begin to increase as winter weather drives up demand and as political concerns in the Middle East continue to worry oil buyers. Oil prices are forecasted to decline to $24.28 in fiscal 2002, $22.06 in fiscal 2003, and just above $17.00 over the following few years. Recent higher prices are largely due to a low inventory. The Organization of Petroleum Exporting Countries ("OPEC") increased production by 3.5 million barrels per day in January 2000 and increased production another 500,000 barrels per day in October 2000. At its January 17, 2001 meeting OPEC agreed to decrease production quotas by 1.5 million barrels per day effective February 1, 2001. OPEC announced in March 2001 its intention to decrease production by an additional 4% or approximately 1 million barrels per day to halt the recent decrease in oil prices. Iraq has withheld crude oil from the market since December 2000 because of a pricing dispute with the United Nations. The impact of OPEC's production decreases could be diminished if Iraq resumes its 2.8 million barrels a day production. History suggests that market forces lead to lower prices when oil sells for more than $20 per barrel. Weather and political upheaval in the Middle East can also have a dramatic effect on crude oil demand and supply. The production policy of OPEC and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

The state of Alaska maintains the Constitutional Budget Reserve Fund that is intended to fund budgetary shortfalls. If the state's current projections are realized, the Constitutional Budget Reserve Fund will be depleted in 2006. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance the budget. The Governor of the state of Alaska and the Alaska Legislature continue to pursue cost cutting and revenue enhancing measures.

Tourism, air cargo, and service sectors have helped offset the prevailing pattern of oil industry downsizing that has occurred during much of the last several years. $1.8 billion of federal money is expected to be distributed to the State of Alaska for highways and other federally supported projects in fiscal 2001.

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

The recent increase in residential and commercial natural gas prices and shortages in California, in particular, have resulted in a renewed effort to allow exploration and development in the Arctic National Wildlife Refuge. Additionally, deploying a natural gas pipeline from Alaska's North Slope to the lower 48 states has been proposed to supplement natural gas supplies. The economic viability of a natural gas pipeline improves as the price of natural gas increases and as demand intensifies. Either project could have a significant positive impact on the state of Alaska's revenues and the Alaska economy.

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market. The customer base in Alaska is limited, however, with a population of approximately 627,000 people. 42% of the State's population is located in the Municipality of Anchorage, 13% is located in the Fairbanks North Star Borough, and 5% is located in the City and Borough of Juneau. The rest are spread out over the vast reaches of Alaska. No assurance can be given that the driving forces in the Alaska economy, and in particular, oil production, will continue at levels to provide an environment for expanded economic activity.

No assurance can be given that oil companies doing business in Alaska will be successful in discovering new fields or further developing existing fields which are economic to develop and produce oil with access to the pipeline or other means of transport to market, even with a reduced level of royalties. We are not able to predict the effect of changes in the price and production volumes of North Slope oil on Alaska's economy or on us.

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

Year 2000 Costs
We did not defer any critical information technology projects because of our Year 2000 program efforts. At December 31, 2000 we have no remaining incremental remediation costs.

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

Our Senior Holdings Loan carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 1.0% to 2.5%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of December 31, 2000, we have borrowed $82.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $827,000 in additional gross interest cost on an annualized basis.

On January 3, 2001 we entered into an interest rate swap agreement to convert $50 million in 9.75% fixed rate debt to a variable interest rate equal to the 90 day Libor rate plus 334 basis points (see note 14 included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data for more information). The swap agreement carries interest rate risk. Should the Libor rate change, our interest expense will increase or decrease accordingly. A 1% change in the variable interest rate will change the annualized benefit of the swap by $500,000. As of March 28, 2001, the interest rate spread between the fixed and swapped variable rate is 1.51%, an annualized reduction in interest expense of approximately $755,000.

Our Fiber Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 3.0%, or at our choice, the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or at our choice, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60,000,000 or less. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of December 31, 2000, we have borrowed $71.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $717,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of December 31, 2000, we have borrowed $47.6 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $476,000 in additional gross interest cost on an annualized basis.

Item 8.  Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on Page 78. The financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    Part III

Incorporated herein by reference from our Proxy Statement for our 2001 Annual Shareholders' meeting.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
General Communication, Inc.:


We have audited the accompanying consolidated balance sheets of General Communication, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Communication, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                                    /s/

                                    KPMG LLP

Anchorage, Alaska
March 7, 2001, except for note 13,
 which is dated as of March 23, 2001

                                   GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                                                           December 31,
                            ASSETS                                                       2000        1999
---------------------------------------------------------------------------------    ----------- -----------
                                                                                      (Amounts in thousands)
Current assets:
    Cash and cash equivalents                                                      $     5,962      13,734
                                                                                     ----------- -----------

    Receivables:
        Trade                                                                           49,872      48,145
        Employee                                                                           378         269
                                                                                     ----------- -----------
                                                                                        50,250      48,414
        Less allowance for doubtful receivables                                          2,864       2,833
                                                                                     ----------- -----------
           Net receivables                                                              47,386      45,581
                                                                                     ----------- -----------

    Refundable deposit                                                                     ---       9,100
    Prepaid and other current assets                                                     2,505       2,224
    Deferred income taxes, net                                                           3,221       2,972
    Inventories                                                                          5,717       3,754
    Property held for sale                                                              10,877         ---
    Notes receivable with related parties                                                  241         449
                                                                                     ----------- -----------
           Total current assets                                                         75,909      77,814
                                                                                     ----------- -----------

Property and equipment in service, at cost:
    Land and buildings                                                                   3,051       1,199
    Telephony distribution systems                                                     294,300     269,117
    Cable television distribution systems                                              106,953      96,620
    Support equipment                                                                   40,831      42,576
    Transportation equipment                                                             3,867       2,259
    Property and equipment under capital leases                                         50,771       2,819
                                                                                     ----------- -----------
                                                                                       499,773     414,590
    Less accumulated depreciation                                                      151,971     111,828
                                                                                     ----------- -----------
        Net property and equipment in service                                          347,802     302,762
        Construction in progress                                                         8,097       2,898
                                                                                     ----------- -----------
           Net property and equipment                                                  355,899     305,660
                                                                                     ----------- -----------

Cable franchise agreements, net of amortization of $21,509,000 and $16,347,000
   at December 31, 2000 and 1999, respectively                                         184,983     190,145
Goodwill, net of amortization of $5,952,000 and $4,563,000 at
   December 31, 2000 and 1999, respectively                                             40,002      41,391
Other intangible assets, net of amortization of $729,000 and
   $313,000 at December 31, 2000 and 1999, respectively                                  3,936       4,433
Property held for sale                                                                   1,550      10,877
Deferred loan and senior notes costs, net of amortization of $4,166,000 and
   $2,849,000 at December 31, 2000 and 1999, respectively                                8,402       8,863
Notes receivable with related parties                                                    3,235       2,067
Other assets, at cost, net of amortization of $63,000 and $3,409,000
   at December 31, 2000 and 1999, respectively                                           5,091       1,901
                                                                                     ----------- -----------
           Total other assets                                                          247,199     259,677
                                                                                     ----------- -----------
           Total assets                                                            $   679,007     643,151
                                                                                     =========== ===========
See accompanying notes to consolidated financial statements.


                                       79                            (Continued)

                                   GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                (Continued)
                                                                                           December 31,
              LIABILITIES AND STOCKHOLDERS' EQUITY                                       2000         1999
---------------------------------------------------------------------------------    ----------- -----------
                                                                                      (Amounts in thousands)
Current liabilities:
    Current maturities of obligations under capital leases                         $     1,600         574
    Accounts payable                                                                    29,094      25,321
    Accrued interest                                                                     9,256       7,985
    Accrued payroll and payroll related obligations                                     10,385       8,601
    Deferred revenue                                                                    10,351       8,173
    Accrued liabilities                                                                  4,134       3,152
    Subscriber deposits and other current liabilities                                      488       1,314
                                                                                     ----------- -----------
        Total current liabilities                                                       65,308      55,120

Long-term debt, excluding current maturities                                           334,400     339,400
Obligations under capital leases, excluding current maturities                          46,882         747
Obligations under capital leases due to related party, excluding current
   maturities                                                                              214         353
Deferred income taxes, net of deferred income tax benefit                               22,057      30,861
Other liabilities                                                                        4,077       4,210
                                                                                     ----------- -----------
           Total liabilities                                                           472,938     430,691
                                                                                     ----------- -----------
Preferred stock. $1,000 par value, authorized 1,000,000 shares; issued and outstanding 20,000 shares at December 31, 2000 and 1999;
   convertible into Class A common stock at $5.55 per share of Class A common stock, redemption price at December 31, 2000 and 1999 of
   $1,014 and $1,058, respectively; $2,677,000 and $1,158,000 dividends accrued, pending stock
   issuance at December 31, 2000 and 1999, respectively                                 22,589      19,912
                                                                                     ----------- -----------
Stockholders' equity:
    Common stock (no par):
        Class A.  Authorized 100,000,000 shares; issued and outstanding
         48,642,870 and 46,869,671 shares at December 31, 2000 and 1999,
         respectively                                                                  182,706     176,740

        Class B. Authorized 10,000,000 shares; issued and outstanding
         3,904,038 and 4,048,480 shares at December 31, 2000 and
         1999, respectively; convertible on a share-per-share basis
         into Class A common stock                                                       3,299       3,422

        Less cost of 357,958 and 347,958 Class A common shares held in
         treasury at December 31, 2000 and 1999, respectively                           (1,659)     (1,607)

    Paid-in capital                                                                      7,368       6,343
    Notes receivable with related parties issued upon stock option exercise             (2,976)     (2,167)
    Retained earnings (deficit)                                                         (5,258)      9,817
                                                                                     ----------- -----------
           Total stockholders' equity                                                  183,480     192,548
                                                                                     ----------- -----------
           Commitments and contingencies
           Total liabilities and stockholders' equity                              $   679,007     643,151
                                                                                     =========== ===========
See accompanying notes to consolidated financial statements.

                                       GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       Years ended December 31, 2000, 1999 and 1998

                                                                            2000             1999              1998
                                                                       -------------     ------------     -------------
                                                                        (Amounts in thousands except per share amounts)
Revenues                                                             $     292,605          279,179           246,795

Cost of sales and services                                                 119,712          122,467           116,073
Selling, general and administrative expenses                               104,918           98,282            89,833
Depreciation and amortization expense                                       51,972           42,680            32,045
                                                                       -------------     ------------     -------------
        Operating income                                                    16,003           15,750             8,844
                                                                       -------------     ------------     -------------

Interest expense                                                            38,845           31,237            20,679
Interest income                                                                702              621               915
                                                                       -------------     ------------     -------------
  Interest expense, net                                                     38,143           30,616            19,764

Gain on sale of property and equipment                                         491              ---               ---
                                                                       -------------     ------------     -------------

        Net loss before income taxes and cumulative effect of a
          change in accounting principle                                   (21,649)         (14,866)          (10,920)

Income tax benefit                                                          (8,415)          (5,683)           (4,123)
                                                                       -------------     ------------     -------------
        Net loss before cumulative effect of a change in
          accounting principle                                             (13,234)          (9,183)           (6,797)

        Cumulative effect of a change in accounting principle,
          net of income tax benefit of $245                                    ---              344               ---
                                                                       -------------     ------------     -------------
          Net loss                                                   $     (13,234)          (9,527)           (6,797)
                                                                       =============     ============     =============

Basic and diluted net loss per common share:
    Loss before cumulative effect of a change in accounting
       principle                                                     $       (0.29)           (0.20)            (0.14)
    Cumulative effect of a change in accounting principle                     0.00            (0.01)             0.00
                                                                       -------------     ------------     -------------
        Net loss                                                     $       (0.29)           (0.21)            (0.14)
                                                                       =============     ============     =============

See accompanying notes to consolidated financial statements.

                                                   GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   years ended December 31, 2000, 1999 and 1998

                                                                                                             Notes
                                                                                      Class A              Receivable
                                                              Class A     Class B     Shares                Issued to  Retained
                                                               Common      Common     Held in   Paid-in      Related   Earnings
(Amounts in thousands)                                          Stock       Stock    Treasury   Capital      Parties   (Deficit)
                                                             --------------------------------------------------------------------
Balances at December 31, 1997                                $170,322       3,432     (1,039)    4,425          ---     27,299
Net loss                                                          ---         ---        ---       ---          ---     (6,797)
Tax effect of excess stock compensation expense for tax
   purposes over amounts recognized for financial
   reporting purposes                                             ---         ---        ---       157          ---        ---
Purchase of treasury stock                                        ---         ---       (568)      ---          ---        ---
Shares issued under stock option plan and notes issued
   upon stock option exercise                                     827         ---        ---       319         (637)       ---
Shares issued to Employee Stock Purchase Plan                   1,574         ---        ---       ---          ---        ---
Warrants issued                                                   ---         ---        ---       708          ---        ---
Stock offering issuance costs                                     (15)        ---        ---       ---          ---        ---
                                                             --------------------------------------------------------------------
Balances at December 31, 1998                                 172,708       3,432     (1,607)    5,609         (637)    20,502

Net loss                                                          ---         ---        ---       ---          ---     (9,527)
Tax effect of excess stock compensation expense for tax
   purposes over amounts recognized for financial
   reporting purposes                                             ---         ---        ---       211          ---        ---
Class B shares converted to Class A                                10         (10)       ---       ---          ---        ---
Shares issued under stock option plan and notes issued
   upon stock option exercise                                   1,595         ---        ---       431       (1,389)       ---
Shares issued under officer stock option agreement and
   note issued upon stock option exercise                          38         ---        ---       ---         (141)       ---
Shares issued to Employee Stock Purchase Plan                   1,770         ---        ---       ---          ---        ---
Warrants issued                                                   ---         ---        ---        92          ---        ---
Shares issued upon acquisition of customer base                   619         ---        ---       ---          ---        ---
Preferred stock dividends                                         ---         ---        ---       ---          ---     (1,158)
                                                             --------------------------------------------------------------------
Balances at December 31, 1999                                 176,740       3,422     (1,607)    6,343       (2,167)     9,817

Net loss                                                          ---         ---        ---       ---          ---    (13,234)
Tax effect of excess stock compensation expense for tax
   purposes over amounts recognized for financial
   reporting purposes                                             ---         ---        ---       640          ---        ---
Class B shares converted to Class A                               123        (123)       ---       ---          ---        ---
Shares issued and issuable under stock option plan and
   notes issued upon stock option exercises                     1,213         ---        ---       385         (809)       ---
Shares issued upon warrant exercise                             1,381         ---        ---       ---          ---        ---
Shares issued to Employee Stock Purchase Plan                   3,249         ---        ---       ---          ---        ---
Purchase of treasury stock                                        ---         ---        (52)      ---          ---        ---
Preferred stock dividends                                         ---         ---        ---       ---          ---     (1,841)
                                                             --------------------------------------------------------------------
Balances at December 31, 2000                                $182,706       3,299     (1,659)    7,368       (2,976)    (5,258)
                                                             ====================================================================

See accompanying notes to consolidated financial statements.

                                                GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                years ended December 31, 2000, 1999 and 1998
                                                                                 2000             1999            1998
                                                                            -------------    -------------    ------------
                                                                                        (Amounts in thousands)
Cash flows from operating activities:
    Net loss                                                              $     (13,234)          (9,527)          (6,797)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                            51,972           42,680           32,045
        Amortization charged to selling, general and administrative
          expense                                                                   554            1,770            1,147
        Deferred income tax benefit                                              (8,415)          (5,928)            (744)
        Deferred compensation and compensatory stock options                        982              675              376
        Non-cash cost of sales                                                      ---            3,703              ---
        Bad debt expense (recovery), net of write-offs                              983            1,946             (183)
        Employee Stock Purchase Plan expense funded with General
          Communication, Inc. Class A common stock issued and issuable            2,773            2,448            2,278
        Write-off of capitalized interest                                         1,955              ---              ---
        Write-off of unamortized start-up costs                                     ---              589              ---
        Write-off of deferred debt issuance costs upon modification of
          Senior Holdings Loan                                                      ---              472              ---
        Warrants issued                                                             ---               42              ---
        Gain on sale of property and equipment                                     (491)             ---              ---
        Other noncash income and expense items                                      356             (114)             154
        Change in operating assets and liabilities                                3,942           (5,413)          (5,347)
                                                                            -------------    -------------    ------------
           Net cash provided by operating activities                             41,377           33,343           22,929
                                                                            -------------    -------------    ------------
Cash flows from investing activities:
    Purchases of property and equipment, including construction period
       interest                                                                 (48,896)         (36,573)        (148,973)
    Proceeds from sale of property and equipment                                    802              ---              ---
    Restricted cash investment                                                      ---              ---           39,406
    Refund of deposit pursuant to capital lease transaction                       9,100              ---              ---
    Purchase of property held for sale                                           (1,550)             ---              ---
    Purchases of other assets and intangible assets                              (2,957)          (1,236)          (4,287)
    Notes receivable issued to related parties                                     (971)            (952)          (1,715)
    Payments received on notes receivable with related parties                      455              653            1,769
                                                                            -------------    -------------    ------------
           Net cash used in investing activities                                (44,017)         (38,108)        (113,800)
                                                                            -------------    -------------    ------------
Cash flows from financing activities:
    Long-term borrowings - bank debt                                              5,000           13,776          103,224
    Repayments of long-term borrowings and capital lease obligations            (11,151)         (26,620)          (2,017)
    Proceeds from preferred stock issuance                                          ---           20,000              ---
    Proceeds from common stock issuance                                           1,706              103              190
    Payment of debt and stock issuance costs                                       (635)            (768)          (1,706)
    Proceeds from warrant issuance                                                  ---              ---              708
    Purchase of treasury stock                                                      (52)             ---             (568)
                                                                            -------------    -------------    ------------
           Net cash provided by (used in) financing activities                   (5,132)           6,491           99,831
                                                                            -------------    -------------    ------------
           Net increase (decrease) in cash and cash equivalents                  (7,772)           1,726            8,960

           Cash and cash equivalents at beginning of year                        13,734           12,008            3,048
                                                                            -------------    -------------    ------------
           Cash and cash equivalents at end of year                       $       5,962           13,734           12,008
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

        (a)    Business
               General Communication, Inc. ("GCI"), an Alaska corporation, was incorporated in 1979. We offer the following services:
               - Long-distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries
               -  Cable television services throughout Alaska
               - Facilities-based competitive local access services in Anchorage, Alaska
               - Internet access services o Termination of traffic in Alaska for certain common carriers
               - Private line services o Managed services to certain commercial customers
               - Sales and service of dedicated communications systems and related equipment
               - Private network point-to-point data and voice transmission services between Alaska and the western contiguous United States
               - Lease capacity on two undersea fiber optic cables used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries

        (b)    Principles of Consolidation
               The consolidated financial statements include the accounts of GCI, GCI's wholly-owned subsidiary GCI, Inc., GCI, Inc.'s wholly-owned subsidiary GCI Holdings, Inc., GCI Holdings, Inc.'s wholly-owned subsidiaries GCI Communication Corp., GCI Cable, Inc. and GCI Transport Co., Inc., GCI Transport Co., Inc.'s wholly-owned subsidiaries GCI Satellite Co., Inc., GCI Fiber Co., Inc. and Fiber Hold Company, Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Company, Inc.'s wholly-owned partnership Alaska United Fiber System Partnership ("Alaska United"). GCI Communication Services, Inc. and its wholly owned subsidiary GCI Leasing Co. were merged into GCI Communication Corp. effective January 1, 2000. GCI Cable/Fairbanks, Inc. and GCI Cable/Juneau, Inc. were merged into GCI Cable, Inc. effective January 1, 2000.

        (c)    Net Loss Per Common Share

               Net loss used to calculate basic and diluted net loss per common share is increased by preferred stock dividends of $1,841,000 and
               $1,158,000 for the years ended December 31, 2000 and 1999, respectively. Shares used to calculate net loss per common share consist of the following (amounts in thousands):
                                                                               2000           1999           1998
                                                                            -----------    ----------    -----------
                Weighted average common shares outstanding                    51,444         50,326         49,186
                                                                            ===========    ==========    ===========

                                       84                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               Common equivalent shares outstanding which are anti-dilutive for purposes of calculating the net loss per common share for the years ended December 31, 2000, 1999 and 1998 and are not included in the diluted net loss per share calculation consist of the following (amounts in thousands):
                                                                               2000           1999           1998
                                                                            -----------    ----------    -----------
                Common equivalent shares outstanding                            527            587            521
                                                                            ===========    ==========    ===========

               Weighted average shares associated with outstanding stock options for the years ended December 31, 2000, 1999 and 1998 which have been excluded from the diluted loss per share calculations because the options' exercise price was greater than the average market price of the common shares consist of the following
               (amounts in thousands):
                                                                               2000           1999           1998
                                                                            -----------    ----------    -----------
                Weighted average shares associated with outstanding stock
                   options                                                     2,231          2,182          2,071
                                                                            ===========    ==========    ===========

        (d)    Preferred and Common Stock

               Following is the statement of preferred and common stock at
               December 31, 2000, 1999 and 1998 (shares, in thousands):
                                                                     Preferred           Common Stock
                                                                       Stock        Class A        Class B
                                                                   ------------- ----------------------------
                    Balances at December 31, 1997                       ---         45,279          4,063
                    Class B shares converted to Class A                 ---              2             (2)
                    Shares issued under stock option plan               ---            315            ---

                    Shares issued to Employee Stock Purchase Plan       ---            299            ---
                                                                   ------------- -------------- -------------
                      Balances at December 31, 1998                     ---         45,895          4,061

                    Class B shares converted to Class A                 ---             13            (13)
                    Shares issued under stock option plan               ---            417            ---
                    Shares issued under officer stock option
                      agreements                                        ---             50            ---
                    Shares issued to Employee Stock Purchase Plan       ---            395            ---
                    Shares issued upon acquisition of customer
                      base                                              ---            100            ---
                    Shares issued under Preferred Stock Agreement        20            ---            ---
                                                                   ------------- -------------- -------------
                      Balances at December 31, 1999                      20         46,870          4,048

                    Class B shares converted to Class A                 ---            144           (144)
                    Shares issued under stock option plan               ---            513            ---
                    Shares issued and issuable to Employee Stock
                      Purchase Plan                                     ---            691            ---
                    Warrant exercise                                    ---            425            ---
                                                                   ------------- -------------- -------------
                      Balances at December 31, 2000                      20         48,643          3,904
                                                                   ============= ============== =============

                                       85                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        (e)    Cash and Cash Equivalents
               Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash.

        (f)    Inventories
               Inventory of merchandise for resale and parts is stated at the lower of cost or market. Cost is determined using the average cost method.

        (g)    Property and Equipment
               Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. Construction in progress represents distribution systems and support equipment not placed in service on December 31, 2000; management intends to place this equipment in service during 2001.

               Depreciation is computed on a straight-line basis based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable, in the following ranges:
                                     Asset Category                        Asset Lives
                  -----------------------------------------------------    --------------
                   Telephony distribution systems                           12-20 years
                   Cable television distribution systems                    10 years
                   Support equipment                                        3-5 years
                   Transportation equipment                                 5-10 years
                   Property and equipment under capital leases              5-12 years

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

               Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over periods of 10 to 40 years.

               The cost of the PCS license and related financing costs were capitalized as an intangible asset. The associated assets were placed into service during 2000 and the recorded cost of the license and related financing costs are being amortized over a 40-year period using the straight-line method.

        (i)    Deferred Loan and Senior Notes Costs
               Debt and Senior Notes issuance costs are deferred and amortized using the straight-line method, which approximates the interest method, over the term of the related debt and notes. Through January 1999 (the end of the construction period of the undersea fiber optic cable) issuance costs were partially amortized to Construction in Progress (see note 8). Commencing February 1999 (the month the fiber optic cable was placed in service) the


                                       86                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               issuance costs are being fully amortized to amortization expense.

        (j)    Other Assets
               Other assets are recorded at cost and are amortized on a straight-line basis over periods of 2-15 years.

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

        (l)    Research and Development and Advertising Expense
               We expense advertising and research and development costs as incurred. Advertising expenses were approximately $3,438,000, $4,574,000 and $5,028,000 for the years ended December 31, 2000,
               1999 and 1998, respectively. We had no research and development costs for the years ended December 31, 2000, 1999 and 1998.

        (m)    Interest Expense
               Interest costs incurred during the construction period of significant capital projects are capitalized. Interest costs capitalized totaled $1,260,000, and $7,764,000 during the years ended December 31, 1999 and 1998. No interest was capitalized during the year ended December 31, 2000.

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

        (p)    Stock Option Plan
               We account for our stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted SFAS 123, "Accounting for Stock-Based Compensation", ("SFAS 123") which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS


                                       87                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

        (q)    Use of Estimates
               The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (r)    Concentrations of Credit Risk
               Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. At December 31, 2000 and 1999, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments. Our customers are located primarily throughout Alaska. As a result of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Though limited to one geographical area, the concentration of credit risk with respect to our receivables is minimized due to the large number of customers, individually small balances, short payment terms and deposit requirements for certain product lines.

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

        (u)    Year 2000 Costs
               We charged incremental Year 2000 assessment and remediation costs to expense as incurred.

        (v)    Reclassifications
               Reclassifications have been made to the 1999 financial statements to make them comparable with the 2000 presentation.


                                       88                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(2)     Consolidated Statements of Cash Flows Supplemental Disclosures
        Changes in operating assets and liabilities consist of (amounts in thousands):
          Year ended December 31,                                        2000             1999            1998
                                                                     ------------    ------------    -------------
          Increase in accounts receivable                          $   (3,451)          (5,783)         (9,054)
          Decrease in income tax receivable                               ---            1,965             490
          (Increase) decrease in prepaid and other current assets        (390)            (235)            388
          (Increase) decrease in inventories                           (1,963)            (767)            286
          Increase (decrease) in accounts payable                       3,773           (2,229)          2,585
          Increase (decrease) in accrued liabilities                      982              (95)         (1,914)
          Increase in accrued payroll and payroll related
              obligations                                               2,260            1,368             171
          Decrease in accrued income taxes                                ---              ---            (111)
          Increase in deferred revenue                                  2,178            1,802           1,128
          Increase (decrease) in accrued interest                       1,271              (87)            423
          Increase (decrease) in subscriber deposits and other
              current liabilities                                        (826)            (944)            274
           Increase (decrease) in components of other long-term
              liabilities                                                 108             (408)            (13)
                                                                     ------------    ------------    -------------
                                                                   $    3,942           (5,413)         (5,347)
                                                                     ============    ============    =============

        We paid no income taxes during the years ended December 31, 2000, 1999 and 1998. Net income tax refunds received totaled $0, $1,965,000 and $4,243,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

        We paid interest totaling approximately $36,223,000, $32,900,000 and $29,630,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

        We recorded $640,000, $211,000 and $157,000 during the years ended December 31, 2000, 1999 and 1998, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

        During the years ended December 31, 2000, 1999 and 1998 we funded the employer matching portion of Employee Stock Purchase Plan contributions by issuing or committing to issue GCI Class A common stock valued at $2,773,000, $2,448,000 and $2,278,000, respectively.

        We financed the purchase of satellite transponder capacity pursuant to a long-term capital lease arrangement with a leasing company during the year ended December 31, 2000 at a cost of $48.2 million (see note 12).


                                       89                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

 (3)    Notes Receivable with Related Parties

        Notes receivable with related parties consist of the following (amounts
        in thousands):
                                                                                        December 31,
                                                                                    2000           1999
                                                                                ------------- --------------
               Notes receivable from officers bearing interest up to 9.0% or at the rate paid by us on our senior indebtedness, unsecured and secured by personal residences, a life insurance policy and GCI common stock, due through
                December 31, 2004                                               $   5,456          3,349
               Notes receivable from other related parties bearing interest up to 9.0% or at the rate paid by us on our senior indebtedness, unsecured and secured by property and
                equipment, due through February 1, 2004                               212            942
               Interest receivable                                                    784            392
                                                                                ------------- --------------
                 Total notes receivable with related parties                        6,452          4,683
               Less notes receivable with related parties issued upon
                stock option exercise, classified as a component of
                stockholders' equity                                                2,976          2,167
               Less current portion, including current interest receivable            241            449
                                                                                ------------- --------------
                Long-term portion, including long-term interest receivable      $   3,235          2,067
                                                                                ============= ==============

 (4)    Long-term Debt

        Long-term debt consists of the following (amounts in thousands):
                                                                                        December 31,
                                                                                    2000           1999
                                                                                ------------- --------------
              Senior Notes (a)                                                  $  180,000        180,000
              Senior Holdings Loan (b)                                              82,700         87,700
              Fiber Facility (c)                                                    71,700         71,700
                                                                                ------------- --------------
              Long-term debt, excluding current maturities                      $  334,400        339,400
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

               The Senior Notes are not redeemable prior to August 1, 2002. After August 1, 2002 the Senior Notes are redeemable at the option of GCI, Inc. under certain conditions and at stated redemption prices. The Senior Notes include limitations on additional indebtedness and prohibit payment of dividends, payments for the purchase, redemption, acquisition or retirement of GCI, Inc.'s stock, payments for early retirement of debt subordinate to the notes, liens on property, and asset sales (excluding sales of Alaska United assets). GCI, Inc. was in compliance with all covenants during the year ending 2000. The Senior Notes are unsecured obligations.


                                       90                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               Net proceeds from the 1997 stock and Senior Note offerings and initial draws on the Senior Holdings Loan (see note 4(b)) facilities were used to repay borrowings outstanding under our then existing credit facilities and to provide initial funding for construction of the Alaska United undersea fiber optic cable system (see notes 4(c) and 8).

        (b)    The GCI Holdings, Inc., $150,000,000 and $50,000,000 credit facilities ("Senior Holdings Loan") mature on June 30, 2005. The Senior Holdings Loan facilities were amended in April 1999 (see below) and bear interest, as amended, at either Libor plus 1.00% to 2.50%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.00% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. We are required to pay a commitment fee equal to 0.50% per annum on the unused portion of the commitment. Commitment fee expense on the Senior Holdings Loan totaled $570,000, $533,000 and $512,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

               On April 13, 1999, we amended our Holdings credit facilities. The amended facilities limited capital expenditures to $35 million in 2000 (excluding a carryforward of unused capacity from 1999) with no limits thereafter (excluding capital expenditures by certain subsidiaries and the capital lease of the satellite transponder asset (see note 12)). During the years ended December 31, 2000 and 1999 our capital expenditures net of amounts paid for the capital lease of the satellite transponder asset and the Alaska United fiber optic cable system were $48.9 million and $25.4 million, respectively. Pursuant to the Financial Accounting Standards Board Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements," we recorded as additional interest expense $472,000 of deferred financing costs in the second quarter of 1999 associated with reduced borrowing capacity resulting from the amendment.

               On October 25, 2000 we further amended the Holdings credit facilities. These amendments are contingent upon closing the acquisition of a controlling interest in Kanas Telecom, Inc. (see note 11) and contain, among other things, provisions for payment of a one-time amendment fee of $192,500, changes in certain financial covenants and ratios and a limit of $70 million for 2001 capital expenditures (excluding capital expenditures by certain subsidiaries). Upon the acquisition of Kanas Telecom, Inc. and the enactment of this amendment, Holdings may not permit the ratio of senior debt to annualized operating cash flow (as defined) of Holdings and certain of its subsidiaries to exceed
               2.50 to 1.0 from October 1, 2000 to September 30, 2003 and the ratio of annualized operating cash flow to fixed charges must equal at least 1.0 to 1.0 effective January 1, 2002 (which adjusts to 1.05 to 1.0 in April, 2003 and thereafter).

               $19 million from the Preferred Stock issuance proceeds (see note
               6) were used to reduce outstanding indebtedness under the Senior Holdings Loan.

               While Holdings may elect at any time to reduce amounts due and available under the Senior Holdings Loan facilities, a mandatory prepayment is required each quarter if the outstanding borrowings at the following dates of payment exceed the allowable borrowings using the following percentages:


                                       91                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


                                                              Percentage of
                                                              Reduction of
                                                              Outstanding
                  Date Range of Quarterly Payments            Facilities
                  --------------------------------------------------------------

                  January 1, 2001 through December 31, 2001     3.750%
                  March 31, 2002 through December 31, 2003      5.000%
                  March 31, 2004 through December 31, 2004      5.625%
                  March 31, 2005                                7.500%
                  July 31, 2005                                 7.500% and all
                                                                remaining
                                                                outstanding
                                                                balances

               The facilities contain, among others, covenants requiring maintenance of specific levels of operating cash flow to indebtedness and to interest expense, and limitations on acquisitions and additional indebtedness. The facilities prohibit any direct or indirect distribution, dividend, redemption or other payment to any person on account of any general or limited partnership interest in, or shares of capital stock or other securities of Holdings or any of its subsidiaries. Holdings was in compliance with all Senior Holdings Loan facilities covenants during the year ended December 31, 2000.

               Substantially all of Holdings' assets as well as a pledge of Holdings' stock by GCI, Inc. collateralize the Senior Holdings Loan facilities.

               $3.4 million of the Senior Holdings Loan facilities have been used to provide a letter of credit to secure payment of certain access charges associated with our provision of telecommunications services within the State of Alaska.

               In connection with the initial funding and amendments of the Senior Holdings Loan facilities, Holdings paid bank fees and other expenses in 1997, 1998 and 1999 of approximately $3,263,000 that are being amortized to amortization expense over the life of the agreement.

        (c) On January 27, 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended an additional two years at any time between the second and fifth anniversary of closing the facility if we can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, interest, and principal installments based on the extended maturity. The Fiber Facility bears interest at either Libor plus 3.0%, or at the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or, at our option, the lender's prime rate plus 1.25%-1.5% when the loan balance is $60 million or less.

               The Fiber Facility contains, among others, covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs and interest and principal installments. Alaska United was in compliance with all covenants during the year ended 2000.

               All of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska United, collateralize the Fiber Facility.

               In connection with the funding of the Fiber Facility, Alaska United paid bank fees and other expenses of $2,183,000 that are being amortized over the life of the agreement. Through January 1999 (the end of the construction period of the undersea fiber optic cable system) bank fees and costs


                                       92                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               were amortized to Construction in Progress. Commencing February 1999 (the month the fiber optic cable was placed in service) the bank fees and costs are being amortized to amortization expense.

        (d) On December 31, 1992, we entered into a $12,000,000 loan agreement ("Undersea Fiber and Equipment Loan Agreement"), of which approximately $9,000,000 of the proceeds were used to acquire capacity on the undersea fiber optic cable system linking Seward, Alaska and Pacific City, Oregon. Concurrently, we leased the capacity under a ten-year all events, take or pay, contract with WorldCom, who subleased the capacity back to us. The obligation was fully paid and the lease and sublease were cancelled at December 31, 1999.

        As of December 31, 2000 maturities of long-term debt were as follows (amounts in thousands):

                  Years ending December 31,
                  2001                                 $       ---
                  2002                                         ---
                  2003                                      21,786
                  2004                                      48,036
                  2005                                      55,735
                  2006 and thereafter                      208,843
                                                         -----------
                                                       $   334,400
                                                         ===========

(5)     Income Taxes

        Total income tax benefit was allocated as follows (amounts in thousands):
                                                                                   Years ended December 31,
                                                                                 2000        1999        1998
                                                                             ------------ ----------- ----------
                  Net loss from continuing operations                        $  (8,415)     (5,928)     (4,123)
                  Cumulative effect of a change in accounting principle            ---         245         ---
                                                                             ------------ ----------- ----------
                                                                                (8,415)     (5,683)     (4,123)
                  Tax effect of excess stock compensation expense for
                    tax purposes over amounts recognized for financial
                    reporting purposes in Stockholders' Equity                    (640)       (211)       (157)
                                                                             ------------ ----------- ----------
                                                                             $  (9,055)     (5,894)     (4,280)
                                                                             ============ =========== ==========

        Income tax benefit consists of the following (amounts in thousands):
                                                                                   Years ended December 31,
                                                                                 2000        1999        1998
                                                                             ------------ ---------- -----------
                  Current tax benefit:
                    Federal taxes                                           $      ---         ---      (2,858)
                    State taxes                                                    ---         ---        (521)
                                                                             ------------ ---------- -----------
                       Total current tax benefit                                   ---         ---      (3,379)
                                                                             ------------ ---------- -----------

                                       93                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                                                                                   Years ended December 31,
                                                                                 2000        1999        1998
                                                                             ------------ ---------- -----------
                  Deferred tax benefit:
                    Federal taxes                                               (6,494)     (4,807)       (629)
                    State taxes                                                 (1,921)       (876)       (115)
                                                                             ------------ ---------- -----------
                       Total deferred tax benefit                               (8,415)     (5,683)       (744)
                                                                             ------------ ---------- -----------
                         Total tax benefit                                  $   (8,415)     (5,683)     (4,123)
                                                                             ============ ========== ===========

        Total income tax benefit differed from the "expected" income tax benefit determined by applying the statutory federal income tax rate of 34% as follows (amounts in thousands):
                                                                                   Years ended December 31,
                                                                                 2000        1999        1998
                                                                             ------------ ---------- -----------
                  "Expected" statutory tax benefit                          $   (7,361)     (5,054)     (3,713)
                  State income taxes, net of federal benefit                    (1,268)       (649)       (594)
                  Income tax effect of goodwill amortization,
                    nondeductible expenditures and other items, net                399         469         441
                  Other                                                           (185)       (449)       (257)
                                                                             ------------ ---------- -----------
                                                                            $   (8,415)     (5,683)     (4,123)
                                                                             ============ ========== ===========

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at
        December 31, 2000 and 1999 are presented below (amounts in thousands):
                                                                                          December 31,
                                                                                       2000           1999
                                                                                  -------------- -------------
                  Current deferred tax assets:
                     Accounts receivable, principally due to allowance for
                       doubtful accounts                                        $        539            715
                     Compensated absences, accrued for financial reporting
                       purposes                                                        1,305          1,154
                     Inventory expense for financial reporting purposes in
                       excess of amounts recognized for tax purposes                     892            634
                     Workers compensation and self insurance health reserves,
                       principally due to accrual for financial reporting
                       purposes                                                          341            327
                     Other                                                               144            142
                                                                                  -------------- -------------
                       Total current deferred tax assets                        $      3,221          2,972
                                                                                  ============== =============

                                       94                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                                                                                          December 31,
                                                                                       2000           1999
                                                                                  -------------- -------------
                  Long-term deferred tax assets:
                    Net operating loss carryforwards                            $     51,052         35,486
                    Alternative minimum tax credits                                    2,502          2,502
                    Lease expense for financial reporting purposes in excess
                       of amounts recognized for tax purposes                            857            ---
                    Deferred compensation expense for financial reporting
                       purposes in excess of amounts recognized for tax
                       purposes                                                          979            973
                    Employee stock option compensation expense for financial
                       reporting purposes in excess of (less than) amounts
                       recognized for tax purposes                                      (579)            47
                    Sweepstakes award in excess of amounts recognized for tax
                       purposes                                                          193            197
                    Other                                                                397            555
                                                                                  -------------- -------------
                       Total long-term deferred tax assets                            55,401         39,760
                                                                                  -------------- -------------

                  Long-term deferred tax liabilities:
                    Plant and equipment, principally due to differences in
                       depreciation                                                   67,108         62,007
                      Amortizable assets                                               9,017          6,889
                    Costs recognized for tax purposes in excess of amounts
                       recognized for book purposes                                    1,319          1,319
                    Other                                                                 14            406
                                                                                  -------------- -------------
                       Total gross long-term deferred tax liabilities                 77,458         70,621
                                                                                  -------------- -------------
                         Net combined long-term deferred tax liabilities       $      22,057         30,861
                                                                                  ============== =============

        In conjunction with the 1996 Cable Companies acquisition, we incurred a net deferred income tax liability of $24.4 million and acquired net operating losses totaling $57.6 million. We determined that approximately $20 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses under Internal Revenue Code section 1.1502-32(b)(4). Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. At December 31, 2000, we have (1) tax net operating loss carryforwards of approximately $103.6 million that will begin expiring in 2008 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.5 million available to offset regular income taxes payable in future years. Our utilization of remaining acquired net operating loss carryforwards is subject to annual limitations pursuant to Internal Revenue Code section 382 which could reduce or defer the utilization of these losses.

        Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and tax planning strategies. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


                                       95                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(6)     Redeemable Preferred Stock

        We issued 20,000 shares of convertible redeemable accreting preferred stock ("Preferred Stock") on April 30, 1999. Proceeds totaling $20 million (before payment of expenses) were used for general corporate purposes, to repay outstanding indebtedness, and to provide additional liquidity. Prior to the four-year anniversary following closing, dividends are payable semi-annually at the rate of 8.5%, plus accrued but unpaid dividends, at our option, in cash or in additional fully-paid shares of Preferred Stock. Dividends earned after the four-year anniversary of closing are payable semi-annually in cash only. Dividends of $2,677,000 and $1,158,000 were accrued at December 31, 2000 and 1999, respectively, and will be paid in additional fully paid shares of Preferred Stock. Additional dividends totaling $322,000, or $14.00 per share, are accrued at December 31, 2000 and the determination of whether they will be paid in cash or additional fully-paid shares of Preferred Stock will be made at the next semi-annual payment date. Mandatory redemption is required 12 years from the date of closing.

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

        WorldCom owns a total of 8,251,509 shares of GCI's Class A common stock that represents approximately 17 and 18 percent of the issued and outstanding shares at December 31, 2000 and 1999, respectively. WorldCom owns a total of 1,275,791 shares of GCI's Class B common stock that represents approximately 33 and 32 percent of the issued and outstanding shares at December 31, 2000 and 1999, respectively.

        Stock Option Plan
        In December 1986, GCI adopted a Stock Option Plan (the "Option Plan") in order to provide a special incentive to our officers, non-employee directors, and employees by offering them an opportunity to acquire an equity interest in GCI. The Option Plan, as amended in 1999, provides for the grant of options for a maximum of 8,700,000 shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an option expires or terminates, the shares subject to the option will be available for further grants of options under the Option Plan. The Option Committee of GCI's Board of Directors administers the Option Plan.

        The Option Plan provides that all options granted under the Option Plan must expire not later than ten years after the date of grant. If at the time an option is granted the exercise price is less than the market value of the underlying common stock, the "in the money" amount at the time of grant is expensed ratably over the vesting period of the option. Options granted pursuant to the Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf.


                                       96                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        Information for the years 1998, 1999 and 2000 with respect to the Option
        Plan follows:
                                                                                       Weighted
                                                                                        Average        Range of Exercise
                                                                     Shares          Exercise Price          Prices
                                                                  -------------     ---------------    ------------------
                 Outstanding at December 31, 1997                   3,370,900            $4.39             $0.01-$7.63

               Granted                                              1,145,034            $6.40             $3.25-$7.25
               Exercised                                             (264,600)           $2.98             $1.00-$4.00
               Forfeited                                             (181,000)           $6.49             $4.00-$7.00
                                                                  -------------
                 Outstanding at December 31, 1998                   4,070,334            $4.95             $0.01-$7.63

               Granted                                                865,796            $4.57             $3.25-$6.00
               Exercised                                             (416,365)           $3.83             $0.01-$6.00
               Forfeited                                             (165,050)           $6.03             $0.01-$7.63
                                                                  -------------
                 Outstanding at December 31, 1999                   4,354,715            $4.94             $0.01-$7.63

               Granted                                              1,970,599            $5.96             $3.00-$7.50
               Exercised                                             (513,289)           $2.37             $0.01-$6.50
               Forfeited                                             (398,460)           $5.18             $0.01-$7.63
                                                                  -------------
                 Outstanding at December 31, 2000                   5,413,565            $5.54
                                                                  =============

                 Available for grant at December 31, 2000           1,390,357
                                                                  =============

        Stock Options Not Pursuant to a Plan
        In June 1989, an officer was granted options to acquire 100,000 GCI Class A common shares at $.75 per share. The options vested in equal annual increments over a five-year period, expiring in February 1999. Options to acquire 50,000 shares were exercised during 1998, and options to acquire the remaining 50,000 shares were exercised in 1999 prior to their expiration.

        Stock Warrants Not Pursuant to a Plan
        We entered into a warrant agreement in December 1998 with Prime II Management, L.P. ("PMLP"). In lieu of cash payments for services under the amended Management Agreement, PMLP agreed to accept a stock warrant which provided for the purchase of 425,000 shares of GCI Class A common stock, with immediate vesting at the option date and an exercise price of $3.25 per share. The warrant was exercised in 2000.

        We entered into a warrant agreement in exchange for services in December 1998 with certain of our legal counsel which provides for the purchase of 16,667 shares of GCI Class A common stock, vesting in December 1999, with an exercise price of $3.00 per share, and expiring December 2003.

        We entered into a warrant agreement in exchange for services in June 1999 with certain of our legal counsel which provides for the purchase of 25,000 shares of GCI Class A common stock, vesting through December 2001, with an exercise price of $3.00 per share, and expiring December 2003.

        SFAS 123 Disclosures
        Our stock options and warrants expire at various dates through November 2010. At December 31, 2000, 1999 and 1998, the weighted-average remaining contractual lives of options outstanding were 6.88, 6.14 and
        6.54 years, respectively.


                                       97                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        At December 31, 2000, 1999 and 1998, the number of exercisable shares under option was 2,350,334, 2,509,756 and 2,252,130, respectively, and the weighted-average exercise price of those options was $4.78, $3.91 and $3.45, respectively.

        The per share weighted-average fair value of stock options granted during 2000 was $4.07 per share for compensatory and $2.71 for non-compensatory options; for 1999 was $4.14 per share for compensatory and $2.85 for non-compensatory options; and for 1998 was $4.08 per share for compensatory and non-compensatory options. The amounts were determined as of the options' grant dates using a qualified Black-Scholes option-pricing model with the following weighted-average assumptions: 2000 - risk-free interest rate of 4.987%, volatility of
        0.6203 and an expected life of 5.82 years; 1999 - risk-free interest rate of 6.66%, volatility of 0.6455 and an expected life of 5.7 years; and 1998 - risk-free interest rate of 4.75%, volatility of 0.6951 and an expected life of 5.7 years.

        Summary information about our stock options and warrants outstanding at
        December 31, 2000:
                            Options and Warrants Outstanding                          Options and Warrants Exercisable
          -----------------------------------------------------------------------  --------------------------------------
                                                  Weighted
                                                   Average
                                    Number        Remaining         Weighted            Number
           Range of Exercise    outstanding as   Contractual        Average         Exercisable as    Weighted Average
                Prices           of 12/31/00        Life         Exercise Price      of 12/31/00       Exercise Price
          -----------------------------------------------------------------------  --------------------------------------
             $0.01-$0.01             40,820         6.92             $0.01              26,980             $0.01
             $3.00-$3.00            613,667         1.53             $3.00             605,333             $3.00
             $3.25-$4.00            989,485         6.31             $3.65             664,466             $3.80
             $4.50-$5.00            386,450         8.75             $4.97              77,490             $4.87
             $6.00-$6.00            651,450         7.57             $6.00             287,500             $6.00
             $6.50-$6.50          1,572,900         8.66             $6.50             169,000             $6.50
             $6.63-$6.94             80,000         7.08             $6.80              28,000             $6.83
             $7.00-$7.00            626,000         6.23             $7.00             373,565             $7.00
             $7.25-$7.50            451,000         7.51             $7.39              91,000             $7.50
             $7.63-$7.63             45,000         6.83             $7.63              27,000             $7.63
                                -------------------------------------------------  --------------------------------------
             $0.01-$7.63          5,456,772         6.88             $5.52           2,350,334             $4.78
                                =================================================  ======================================

        Had compensation cost for our 2000, 1999 and 1998 grants for stock-based compensation plans been determined consistent with SFAS 123, our net loss and net loss per common share would approximate the pro forma amounts below (in thousands except per share data):
                                                                   As Reported        Pro Forma
                                                                 ----------------- -----------------
          2000:
          Net loss                                                  $(13,234)         $(15,646)
          Basic and diluted net loss per common share               $  (0.29)         $  (0.34)

          1999:
          Net loss                                                  $ (9,527)         $(11,714)
          Basic and diluted net loss per common share               $  (0.21)         $  (0.26)

          1998:
          Net loss                                                  $ (6,797)         $ (8,697)
          Basic and diluted net loss per common share               $  (0.14)         $  (0.18)

                                       98                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        Pro forma net loss reflects options granted in 1996 through 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above since compensation cost is reflected over the options' vesting period of generally 5 years and compensation cost for options granted prior to January 1, 1996 is not considered.

        Class A Common Shares Held in Treasury
        In 1998 we acquired a total of 145,000 additional shares of GCI Class A common stock for approximately $568,000 to fund deferred compensation agreements for three of our officers.

        In 2000 we acquired a total of 10,000 shares of GCI Class A common stock for approximately $52,000 to fund deferred compensation agreements for an officer.

        Employee Stock Purchase Plan
        In December 1986, we adopted an Employee Stock Purchase Plan (the "Plan") qualified under Section 401 of the Internal Revenue Code of 1986 (the "Code"). The Plan provides for acquisition of GCI's Class A and Class B common stock at market value. The Plan permits each employee who has completed one year of service to elect to participate in the Plan. Eligible employees may elect to reduce their compensation in any even dollar amount up to 10 percent of such compensation up to a maximum of $10,500 in 2000; they may contribute up to 10 percent of their compensation with after-tax dollars, or they may elect a combination of salary reductions and after-tax contributions.

        We may match employee salary reductions and after tax contributions in any amount, elected by GCI's Board each year, but not more than 10 percent of any one employee's compensation will be matched in any year. The combination of salary reductions, after tax contributions and matching contributions cannot exceed 25 percent of any employee's compensation (determined after salary reduction) for any year. Matching contributions vest over six years. Employee contributions may be invested in GCI common stock, WorldCom common stock, AT&T common stock or various mutual funds. TCI common stock was previously offered to employees as an investment choice however TCI's merger with AT&T in March 1999 resulted in the conversion of TCI shares of common stock into AT&T shares of common stock.

        Employee contributions invested in GCI common stock receive up to 100% matching, as determined by GCI's Board each year, in GCI common stock. Employee contributions invested in other than GCI common stock receive up to 50% matching, as determined by the GCI's Board each year, in GCI common stock. Our matching contributions allocated to participant accounts totaled approximately $2,773,000, $2,448,000 and $2,278,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The Plan may, at its discretion, purchase shares of GCI common stock from GCI at market value or may purchase GCI's common stock on the open market. In 1998, 1999 and 2000 we funded our employer-matching contributions through the issuance of new shares of GCI common stock rather than market purchases. We expect to purchase such shares on the open market in 2001.

        Effective July 1, 2000, we transferred all of the Plan assets to Merrill, Lynch, Pierce, Fenner and Smith, Incorporated who became the Plan's new recordkeeper and trustee.

 (8)    Fiber Optic Cable System
        In early February 1999 we completed construction of our fiber optic cable system with commercial services commencing at that time. The cities of Anchorage, Juneau and Seattle are connected via a subsea route. Subsea and terrestrial connections extended the fiber optic cable to Fairbanks via Whittier and Valdez. The total system cost was approximately $125 million, portions of which were allocated to current Property


                                       99                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        Held for Sale in 2000 in connection with the future fiber capacity sale (see note 12) and to Cost of Sales and non-current Property Held for Sale in 1999 in connection with the 1999 sale of fiber capacity.

(9)     Industry Segments Data
        Our reportable segments are business units that offer different products. The reportable segments are each managed separately because they manage and offer distinct products with different production and delivery processes.

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

         Cable services. We provide cable television services to residential, commercial and government users in the State of Alaska. Our cable systems serve 31 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks and Juneau. Cable plant upgrades in 2000, 1999 and 1998 enabled us to offer digital cable television services in Anchorage and Fairbanks and retail cable modem service (through our Internet services segment) in Anchorage, Fairbanks, Juneau and Valdez complementing our existing service offerings. We plan to expand our product offerings as plant upgrades are completed in other communities in Alaska.

         Local access services. We offer facilities based competitive local exchange services in Anchorage and plan to provide similar competitive local exchange services in Fairbanks and Juneau during 2001, and perhaps 2002.

         Internet services. We began offering wholesale and retail Internet services in 1998. Deploying our undersea fiber optic cable has allowed us to offer enhanced services with high-bandwidth requirements.

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

        We evaluate performance and allocate resources based on (1) earnings or loss from operations before depreciation, amortization, net interest expense and income taxes, and (2) operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

        We earn all revenues through sales of services and products within the United States of America. All of our long-lived assets are located within the United States of America.


                                       100                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        Summarized financial information for our reportable segments for the years ended December 31, 2000, 1999 and 1998 follows (amounts in thousands):
                                                     Long-                      Local
                                                    Distance       Cable        Access     Internet
                                                    Services      Services     Services    Services      Other     Total
                                                 -----------------------------------------------------------------------
                          2000
         Revenues:
           Intersegment                            $ 15,750        1,493        6,675       3,173          123    27,214
           External                                 182,676       67,898       20,205       8,425       13,401   292,605
                                                 -----------------------------------------------------------------------
              Total revenues                        198,426       69,391       26,880      11,598       13,524   319,819
                                                 -----------------------------------------------------------------------
         Cost of sales and services:
           Intersegment                              13,554          ---        1,401      11,692          123    26,770
           External                                  76,568       17,821       10,768       4,389       10,166   119,712
                                                 -----------------------------------------------------------------------
              Total cost of sales and services       90,122       17,821       12,169      16,081       10,289   146,482
                                                 -----------------------------------------------------------------------
         Contribution:
           Intersegment                               2,196        1,493        5,274      (8,519)         ---       444
           External                                 106,108       50,077        9,437       4,036        3,235   172,893
                                                 -----------------------------------------------------------------------
              Total contribution                    108,304       51,570       14,711      (4,483)       3,235   173,337
         Selling, general and administrative
           expenses                                  31,139       17,997        9,343       5,090       41,349   104,918
                                                 -----------------------------------------------------------------------
         Earnings (loss) from operations before
           depreciation, amortization, net
           interest expense, income taxes and
           cumulative effect of a change in
           accounting principle                      77,165       33,573        5,368      (9,573)     (38,114)   68,419
         Depreciation and amortization               20,817       18,942        4,375       1,915        5,923    51,972
                                                 -----------------------------------------------------------------------
         Operating income (loss)                   $ 56,348       14,631          993     (11,488)     (44,037)   16,447
                                                 =======================================================================
         Total assets                              $257,913      304,094       24,827      22,768       69,405   679,007
                                                 =======================================================================
         Capital expenditures                      $ 15,577       11,661        3,430       7,902       10,326    48,896
                                                 =======================================================================
                          1999
         Revenues:

           Intersegment                            $  5,243        1,942        3,937         207          ---    11,329
           External                                 164,043       61,146       15,543       4,799       33,648   279,179
                                                 -----------------------------------------------------------------------
              Total revenues                        169,286       63,088       19,480       5,006       33,648   290,508
                                                 -----------------------------------------------------------------------
         Cost of sales and services:
           Intersegment                               3,430          ---        1,255       6,094          ---    10,779
           External                                  80,970       15,478        7,892       3,151       14,976   122,467
                                                 -----------------------------------------------------------------------
              Total cost of sales and services       84,400       15,478        9,147       9,245       14,976   133,246
                                                 -----------------------------------------------------------------------
         Contribution:
           Intersegment                               1,813        1,942        2,682      (5,887)         ---       550
           External                                  83,073       45,668        7,651       1,648       18,672   156,712
                                                 -----------------------------------------------------------------------
              Total contribution                     84,886       47,610       10,333      (4,239)      18,672   157,262
         Selling, general and administrative
         expenses                                    22,872       15,092        9,269       4,448       46,601    98,282
                                                 -----------------------------------------------------------------------

                                       101                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                                                     Long-                      Local
                                                    Distance       Cable        Access     Internet
                                                    Services      Services     Services    Services      Other     Total
                                                 -----------------------------------------------------------------------
         Earnings (loss) from operations before
           depreciation, amortization, net
           interest expense, income taxes and
           cumulative effect of a change in
           accounting principle                      62,014       32,518        1,064      (8,687)     (27,929)   58,980
         Depreciation and amortization               16,270       17,626        3,281       1,128        4,375    42,680
                                                 -----------------------------------------------------------------------
         Operating income (loss)                   $ 45,744       14,892       (2,217)     (9,815)     (32,304)   16,300
                                                 =======================================================================
         Total assets                              $223,941      310,421       28,364      16,176       64,249   643,151
                                                 =======================================================================
         Capital expenditures                      $ 17,626        7,186        3,207       5,991        2,563    36,573
                                                 =======================================================================

                          1998
         Revenues:
           Intersegment                            $    891        1,330        1,284         ---          ---     3,505
           External                                 161,733       57,640        9,908       1,699       15,815   246,795
                                                 -----------------------------------------------------------------------
              Total revenues                        162,624       58,970       11,192       1,699       15,815   250,300
                                                 -----------------------------------------------------------------------
         Cost of sales and services:
           Intersegment                               1,284          ---        1,254         902          ---     3,440
           External                                  79,323       13,407        6,113       3,402       13,828   116,073
                                                 -----------------------------------------------------------------------
              Total cost of sales and services       80,607       13,407        7,367       4,304       13,828   119,513
                                                 -----------------------------------------------------------------------
         Contribution:
           Intersegment                                (393)       1,330           30        (902)         ---        65
           External                                  82,410       44,233        3,795      (1,703)       1,987   130,722
                                                 -----------------------------------------------------------------------
              Total contribution                     82,017       45,563        3,825      (2,605)       1,987   130,787
         Selling, general and administrative
         expenses                                    21,019       15,630        8,477         782       43,925    89,833
                                                 -----------------------------------------------------------------------
         Earnings (loss) from operations before
           depreciation, amortization, net
           interest expense and income taxes         60,998       29,933       (4,652)     (3,387)     (41,938)   40,954
         Depreciation and amortization                6,976       17,281        2,597         501        4,690    32,045
                                                 -----------------------------------------------------------------------
         Operating income (loss)                   $ 54,022       12,652       (7,249)     (3,888)     (46,628)    8,909
                                                 =======================================================================
         Total assets                              $236,310      320,305       31,062      11,952       49,816   649,445
                                                 =======================================================================
         Capital expenditures                      $110,177       20,727        8,104       3,836        6,129   148,973
                                                 =======================================================================

        -----------------
        Long-distance services, local access service and Internet services are billed utilizing a unified accounts receivable system and are not reported separately by business segment. All such accounts receivable are included above in the long-distance services segment for all periods presented.

        A reconciliation of total segment revenues to consolidated revenues follows (amounts in thousands):
         Years ended December 31,                                                2000            1999            1998
                                                                            --------------- --------------- ------------
         Total segment revenues                                             $   319,819         290,508         250,300
         Less intersegment revenues eliminated in consolidation                  27,214          11,329           3,505
                                                                            --------------- --------------- ------------
              Consolidated revenues                                         $   292,605         279,179         246,795
                                                                            =============== =============== ============

                                       102                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        A reconciliation of total segment earnings from operations before depreciation, amortization, net interest expense, income taxes and cumulative effect of a change in accounting principle to consolidated net loss before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):
         Years ended December 31,                                                2000            1999            1998
                                                                            -------------- ---------------- ------------
         Total segment earnings from operations before depreciation, amortization, net interest expense, income taxes and
           cumulative effect of a change in accounting principle            $   68,419          58,980          40,954
         Less intersegment contribution eliminated in consolidation                444             550              65
                                                                            -------------- ---------------- ------------
              Consolidated earnings from operations before depreciation, amortization, net interest expense, income taxes and
                cumulativeeffect of a change in accounting principle            67,975          58,430          40,889
         Less depreciation and amortization expense                             51,972          42,680          32,045
                                                                            -------------- ---------------- ------------
              Consolidated operating income                                     16,003          15,750           8,844
         Less interest expense, net                                             38,143          30,616          19,764
         Plus gain on sale of property and equipment                               491             ---             ---
                                                                            -------------- ---------------- ------------
              Consolidated net loss before income taxes and cumulative
                effect of a change in accounting principle                  $  (21,649)        (14,866)        (10,920)
                                                                            ============== ================ ============

        A reconciliation of total segment operating income to consolidated net loss before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):
         Years ended December 31,                                                2000             1999           1998
                                                                            --------------- --------------- ------------
         Total segment operating income                                     $   16,447          16,300           8,909
         Less intersegment contribution eliminated in consolidation                444             550              65
                                                                            --------------- --------------- ------------
              Consolidated operating income                                     16,003          15,750           8,844
         Less interest expense, net                                             38,143          30,616          19,764
         Plus gain on sale of property and equipment                               491             ---             ---
                                                                            --------------- --------------- ------------
              Consolidated net loss before income taxes and cumulative
                effect of a change in accounting principle                  $  (21,649)        (14,866)        (10,920)
                                                                            =============== =============== ============

        We provide long-distance services to WorldCom (see note 11) and Sprint, major customers. We earned revenues from Sprint, net of discounts, included in the long-distance segment, totaling approximately $28,672,000 for the year ended December 31, 1998. As a percentage of total revenues, Sprint revenues totaled 11.6% for the year ended December 31, 1998. Sprint was not a major customer for segment disclosure purposes for the years ended December 31, 2000 and 1999.


                                       103                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(10)    Fair Value of Financial Instruments

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts and estimated fair values of our financial instruments at December 31, 2000 and 1999 follows (amounts in thousands):
                                                     2000                      1999
                                           ------------------------- -------------------------
                                             Carrying      Fair        Carrying      Fair
                                              Amount       Value        Amount       Value
                                           ------------------------- -------------------------
         Short-term assets                 $  53,589       53,589       68,864       68,864
         Notes receivable                  $   3,235        3,235        2,067        2,067
         Short-term liabilities            $  40,438       40,438       35,194       35,194
         Long-term debt and capital lease
          obligations                      $ 381,496      396,976      340,500      356,214

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

           Long-term debt and capital lease obligations: The fair value of long-term debt is based primarily on discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our bankers.

 (11)   Related Party Transactions
        We earned revenues from WorldCom, a major shareholder of GCI (see note
        7), net of discounts, of approximately $53,065,000, $43,676,000 and $39,473,000 for the years ended December 31, 2000, 1999 and 1998, respectively. As a percentage of total revenues, WorldCom revenues totaled 18.1%, 15.6% and 16.0% for the years ended December 31, 2000, 1999 and 1998, respectively. Amounts receivable, net of accounts payable, from WorldCom totaled $10,453,000 and $9,111,000 at December 31, 2000 and 1999, respectively. We paid WorldCom for distribution of our traffic in the lower 49 states amounts totaling approximately $11,201,000, $10,623,000 and $12,639,000 for the years ended December
        31, 2000, 1999 and 1998, respectively.

        We entered into a long-term capital lease agreement in 1991 with the wife of our president for property occupied by us. We guarantee the lease. The lease term is 15 years with monthly payments increasing in $800 increments at each two-year anniversary of the lease. Monthly lease costs will increase to $18,400 effective October 2001. If the owner sells the premises prior to the end of the tenth year of the lease, the owner will rebate to us one-half of the net sales price received in excess of $900,000. If the property is not sold prior to the tenth year of the lease, the owner will pay us the greater of one-half of the appreciated


                                       104                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        value of the property over $900,000, or $500,000. The leased asset was capitalized in 1991 at the owner's cost of $900,000 and the related obligation was recorded in the accompanying financial statements.

        GCI Cable, Inc. ("GCI Cable") was a party to a Management Agreement with PMLP that began in 1996. We mutually agreed to terminate the agreement in 2000. In connection with the agreement, GCI Cable received services valued at approximately $239,000, $334,000 and $752,000 including reimbursable expenses for the periods ended December 31, 2000, 1999 and 1998, respectively.

        We provide management services to Kanas Telecom, Inc. ("Kanas"), a company that owns and operates a fiber optic cable system constructed along the trans-Alaska oil pipeline corridor, extending from Prudhoe Bay to Valdez, Alaska. Subsequent to December 31, 2000 we agreed to acquire an 85% controlling interest in Kanas (see note 14). During the year ended December 31, 2000 we earned revenues of approximately $690,000 for management services and long-distance services provided to Kanas. We paid approximately $744,000 to Kanas for the lease and maintenance of one DS3 of fiber optic cable capacity during the year ended December 31, 2000. We advanced approximately $3.0 million to Kanas in 2000 to partially fund its operations. Accounts receivable from Kanas were approximately $3.7 million at December 31, 2000 and are classified as Other Assets.

        In January 2001 we entered into an aircraft operating lease agreement with a company owned by the Company's president. The lease is month-to-month, may be terminated at any time upon one hundred and twenty days written notice, and contains a monthly lease rate of $40,000. Upon signing the lease the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share. At January 22, 2001 83,333 shares under the option agreement are exercisable, the remaining 166,667 shares become exercisable at a rate of approximately 11,000 per month beginning February 22, 2001. We paid a deposit of $1.5 million in connection with the lease. The deposit will be repaid to us upon the earlier of (1) thirty-six months from the initial date of the lease, (2) six months after the agreement terminates, or (3) nine months after the date of a termination notice.

 (12)   Commitments and Contingencies

        Leases
        Operating Leases as Lessee. We lease business offices, have entered into site lease agreements and use satellite transponder capacity and certain equipment pursuant to operating lease arrangements. Rental costs under such arrangements amounted to approximately $8,152,000, $13,678,000 and $11, 609,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

        Satellite Transponder Capacity Capital Lease
        We entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet our long-term satellite capacity requirements. The satellite was successfully launched in January 2000 and delivered to us on March 5, 2000. In March 2000 we agreed to finance the satellite transponders pursuant to a capital lease arrangement with a leasing company. The base term of the lease is one year from the closing date with the option for eight one-year lease term renewals. The capital lease includes certain covenants requiring maintenance of specific levels of operating cash flow to indebtedness and limitations on additional indebtedness.

        We began operating the satellite transponders on April 1, 2000. The satellite transponders are recorded at a cost of $48.2 million and will be depreciated over nine years with a remaining residual value of $14.3 million. At December 31, 2000 $47.6 million was financed under this capital lease.


                                       105                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        A summary of future minimum lease payments for all leases as of December
        31, 2000 follows (amounts in thousands):

           Years ending December 31:                                           Operating      Capital
                                                                              ------------ -------------
             2001                                                             $   6,738         6,956
             2002                                                                 4,485         6,771
             2003                                                                 3,958         6,673
             2004                                                                 2,352         8,632
             2005                                                                 1,856        10,426
             2006 and thereafter                                                  8,322        29,363
                                                                              ------------ -------------
              Total minimum lease payments                                    $  27,711        68,821
                                                                              ============
              Less amount representing interest                                               (20,125)

              Less current maturities of obligations under capital leases                      (1,600)
                                                                                           -------------
              Subtotal - long-term obligations under capital leases                            47,096
              Less long-term obligations under capital leases due to
                 related party, excluding current maturities                                     (214)
                                                                                           -------------
              Long-term obligations under capital leases, excluding
                 related party, excluding current maturities                               $   46,882
                                                                                           =============

        The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. We expect that in the normal course of business leases that expire will be renewed or replaced by leases on other properties.

        Operating Leases as Lessor. In 1999 we signed agreements with a large commercial customer for the lease of three DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the lower 48 states. The lease agreements are for three years with renewal options.

        In 2000 we signed additional agreements with WorldCom (see note 11) for the lease of two DS3 circuits within Alaska, and between Alaska and the lower 48 states. The lease agreements are for five years.

        A summary of minimum future operating lease rentals follows (amounts in thousands):

           Years ending December 31,
             2001                                          $   8,526
             2002                                              4,903
             2003                                              3,984
             2004                                              3,984
             2005                                              3,984
                                                            --------
              Total minimum lease rentals                  $  25,381
                                                            ========

        Deferred Compensation Plan
        During 1995, we adopted a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. We may, at our discretion, contribute matching deferrals equal to the rate of matching selected by us. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single


                                       106                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of us with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled approximately $0, $60,000 and $117,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

        Self-Insurance
        We are self-insured for losses and liabilities related primarily to health and welfare claims up to predetermined amounts above which third party insurance applies. A reserve of $660,000 and $600,000 was recorded at December 31, 2000 and 1999, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserve. While we use what we believe is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

        Litigation and Disputes
        We are involved in various lawsuits, billing disputes, legal proceedings and regulatory matters that have arisen in the normal course of business. While the ultimate results of these items cannot be predicted with certainty, we do not expect at this time the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.

        Cable Service Rate Reregulation
        Effective March 31, 1999, the rates for cable programming services (service tiers above basic service) are no longer regulated. This regulation ended pursuant to provisions of the Telecommunications Act of 1996 and the regulations adopted pursuant thereto by the FCC. Federal law still permits regulation of basic service rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system's subscribers request such regulation by filing a petition with the RCA. At December 31, 2000, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. (The Juneau system serves 8.0% of our total basic service subscribers at December 31, 2000.) On July 27, 2000 the RCA approved in full a requested rate increase for the Juneau system, which was effective October 1, 2000.

        Asset Purchase
        We signed an agreement with G.C. Cablevision, Inc. of Fairbanks, Alaska on October 10, 2000 to acquire its assets and customer base. G.C. Cablevision, Inc. will receive 238,199 unregistered shares of GCI Class A common stock with a future payment in additional shares contingent upon certain conditions. The transaction closed as of March 31, 2001 following regulatory approvals. The GCI common stock was issued effective March 31, 2001.

(13)    Amended Credit Facilities

        The GCI Holdings, Inc. $150 million and $50 million credit facilities were amended March 23, 2001. The amendments provide that Holdings must maintain a ratio of annualized operating cash flow to fixed charges of at least 1.0 to 1.0 effective January 1, 2002 (which adjusts to 1.05 to 1.0 in April 2003 and thereafter).


                                       107                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(14)    Subsequent Events

        Acquisition We have agreed to acquire from WorldCom, a related party (see note 11), its 85% controlling interest in Kanas, (see note 11), which owns the 800-mile fiber optic cable system that extends from Prudhoe Bay, Alaska to Valdez, Alaska via Fairbanks. Under terms of the agreement, we will issue to WorldCom shares of a new series of GCI Class C preferred stock valued at $10 million. The stock will be convertible at $12 per share into GCI Class A common stock. The new series will be non-voting and pays a 6% per annum quarterly cash dividend. The corporation owning the fiber optic system will be operated as GCI Fiber Communication Co. We expect regulatory approval of this acquisition during the second quarter of 2001. We have agreed to manage the operations of Kanas and to fund its operations and working capital requirements prior to closing. The acquisition is contingent upon certain conditions precedent to closing.

        Kanas has entered into an interim services agreement with Alyeska Pipeline Service Company ("Alyeska Pipeline") to provide certain voice, video and data services to support operations of the Trans Alaska Pipeline System that is operated by Alyeska Pipeline. A fifteen-year agreement has been drafted and has been submitted to each company's Board of Directors for approval. The interim agreement provides for provisional services during this review process.

        Fiber Capacity Sale
        We entered into an agreement effective July 1999 for a second $19.5 million sale of fiber capacity that was completed in January 2001. Costs associated with the capacity have been classified as current and non-current Property Held for Sale in the accompanying consolidated financial statements at December 31, 2000 and 1999, respectively.

        Interest Rate Swap
        On January 3, 2001 we entered into an interest rate swap agreement to convert $50 million in 9.75% fixed rate debt to a variable interest rate equal to the 90 day Libor rate plus 334 basis points. The differential to be paid or received is recorded as an increase or decrease in interest expense in the consolidated statements of operations in the period in which it is recognized. The agreement extends through August 1, 2007 and is cancelable at the option of the counterparty beginning August 1, 2002. We are exposed to credit losses from counterparty nonperformance, but do not anticipate any losses from our agreement.


                                       108                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

 (15)  Supplementary Financial Data
       The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 (amounts in thousands, except per share amounts):
                                                            First      Second        Third      Fourth       Total
                                                           Quarter     Quarter      Quarter     Quarter       Year
                                                       ------------ ----------- ------------ ----------- ------------
       2000
       Total revenues                                 $     68,277      71,426       75,906      76,996      292,605
       Net loss                                       $     (5,498)     (3,526)      (2,352)     (1,858)     (13,234)

       Basic and diluted net loss per common share    $      (0.12)      (0.08)       (0.05)      (0.04)       (0.29)

       1999
       Total revenues                                 $     61,338      83,659       67,340      66,842      279,179
       Net earnings (loss)                            $     (4,865)      2,491       (3,537)     (3,616)      (9,527)
       Basic and diluted net earnings (loss) per
        common share:
         Net earnings (loss) before cumulative
           effect of a change in accounting
           principle (1)                              $      (0.09)       0.04        (0.08)      (0.08)       (0.20)
         Cumulative effect of a change in
           accounting principle                       $      (0.01)        ---          ---         ---        (0.01)
                                                       ------------ ----------- ------------ ----------- ------------
         Net earnings (loss) (1)                      $      (0.10)       0.04        (0.08)      (0.08)       (0.21)
                                                       ============ =========== ============ =========== ============

       -----------------
       1 Due to rounding, the sum of quarterly loss per common share amounts may not agree to year-to-date loss per common share amounts.

                                     Part IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

(a)(l) Consolidated Financial Statements                                                                    Page No.
                                                                                                            --------
           Included in Part II of this Report:

                  Independent Auditor's Report                                                              78

                  Consolidated Balance Sheets, December 31, 2000 and 1999                                   79 -- 80

                  Consolidated Statements of Operations,
                     Years ended December 31, 2000, 1999 and 1998                                           81

                  Consolidated Statements of Stockholders' Equity,
                     Years ended December 31, 2000, 1999 and 1998                                           82

                  Consolidated Statements of Cash Flows,
                     Years ended December 31, 2000, 1999 and 1998                                           83

                  Notes to Consolidated Financial Statements                                                84 -- 109

(a)(2) Consolidated Financial Statement Schedules

           Included in Part IV of this Report:

                  Independent Auditors' Report                                                              116

                  Schedule VIII - Valuation and Qualifying Accounts,
                     Years ended December 31, 2000, 1999 and 1998                                           117

      Other schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(b)     Exhibits

        Listed below are the exhibits that are filed as a part of this Report
        (according to the number assigned to them in Item 601 of Regulation
        S-K):
        Exhibit No.                                            Description
      ----------------------------------------------------------------------------------------------------------------
          3.1            Restated Articles of Incorporation of the Company dated December 18, 2000 *
          3.2            Amended and Restated Bylaws of the Company dated January 28, 2000 (28)
          4.1            1997 Amendment No. 1 to Voting Agreement dated October 31, 1996, among Prime II Management
                            L.P., as agent for the Voting Prime Sellers, MCI Telecommunications Corporation, Ronald
                            A. Duncan, Robert M. Walp and TCI GCI, Inc. (23)
          10.1           Employee stock option agreements issued to individuals Spradling, Strid, Behnke, and
                            Lewkowski (3)
          10.3           Westin Building Lease (5)
          10.4           Duncan and Hughes Deferred Bonus Agreements (6)
          10.5           Compensation Agreement between General Communication, Inc. and William C. Behnke dated
                            January 1, 1997 (19)
          10.6           Order approving Application for a Certificate of Public Convenience and Necessity to
                            operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility
                            within Alaska (3)
          10.7           1986 Stock Option Plan, as amended (21)
          10.8           Loan agreement between National Bank of Alaska and GCI Leasing Co., Inc. dated December
                            31, 1992 (4)
          10.13          MCI Carrier Agreement between MCI Telecommunications Corporation and General
                            Communication, Inc. dated January 1, 1993 (8)
          10.14          Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (8)
          10.15          Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated
                            August 13, 1993 (9)
          10.16          Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
          10.17          Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August
                            13, 1993 (9)
          10.19          Summary Plan Description pertaining to the Revised Qualified Employee Stock Purchase Plan
                            of General Communication, Inc. (10)
          10.20          The GCI Special Non-Qualified Deferred Compensation Plan (11)
          10.21          Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and
                            GCI Communication Corp. (11)
          10.23          Management Agreement, between Prime II Management, L.P., and GCI Cable, Inc., dated
                            October 31, 1996 (12)
          10.25          Licenses: (5)
          10.25.1           214 Authorization
          10.25.2           International Resale Authorization
          10.25.3           Digital Electronic Message Service Authorization
          10.25.4           Fairbanks Earth Station License
          10.25.5           Fairbanks (Esro) Construction Permit for P-T-P Microwave Service
          10.25.6           Fairbanks (Polaris) Construction Permit for P-T-P Microwave Service
          10.25.7           Anchorage Earth Station Construction Permit
          10.25.8           License for Eagle River P-T-P Microwave Service
          10.25.9           License for Juneau Earth Station
          10.25.10          Issaquah Earth Station Construction Permit
          10.26          ATU Interconnection Agreement between GCI Communication Corp. and Municipality of
                            Anchorage, executed January 15, 1997 (18)

        Exhibit No.                                            Description
      ----------------------------------------------------------------------------------------------------------------
          10.29          Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI,
                            ACNJI and ACNKSI (12)
          10.30          Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and
                            Alaska Cablevision, Inc. (12)
          10.31          Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and
                            McCaw/Rock Homer Cable System, J.V. (12)
          10.32          Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and
                            McCaw/Rock Seward Cable System, J.V. (12)
          10.33          Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among
                            General Communication, Inc., and the Prime Sellers Agent (13)
          10.34          First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General
                            Communication, Inc., ACNFI, ACNJI and ACNKSI (13)
          10.36          Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order
                            U-96-89(8) dated January 14, 1997 (18)
          10.37          Amendment to the MCI Carrier Agreement executed April 20, 1994 (18)
          10.38          Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (16)
          10.39          MCI Carrier Addendum--MCI 800 DAL Service effective February 1, 1994 (16)
          10.40          Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (16)
          10.41          Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (16)
          10.42          Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (18)
          10.43          Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (16)
          10.44          Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (20)
          10.45          First Amendment to Contract for Alaska Access Services between General Communication, Inc.
                            and MCI Telecommunications Corporation dated April 1, 1996 (20)
          10.46          Service Mark License Agreement between MCI Communications Corporation and General
                            Communication, Inc. dated April 13, 1994 (19)
          10.47          Radio Station Authorization (Personal Communications Service License), Issue Date June
                            23, 1995 (19)
          10.48          Framework Agreement between National Bank of Alaska (NBA) and General Communication,
                            Inc. dated October 31, 1995 (17)
          10.49          1997 Call-Off Contract between National Bank of Alaska (NBA) and General Communication,
                            Inc. (GCI) dated November 1, 1996 (20)
          10.50          Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc.
                            and GCI Network Systems dated April 1, 1992 (20)
          10.51          Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August
                            1, 1996 (20)
          10.52          Lease Agreement dated September 30, 1991 between RDB Company and General Communication,
                            Inc. (3)
          10.53          Certificate of Public Convenience and Necessity No. 436 for Telecommunications Service
                            (Relay Services) (19)
          10.54          Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings
                            dated September 23, 1996 (19)
          10.55          Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (19)
          10.56          Contract for Alaska Access Services among General Communication, Inc. and GCI
                            Communication Corp., and Sprint Communications Company L.P. dated June 1, 1993 (20)
          10.57          First Amendment to Contract for Alaska Access Services between General Communication,
                            Inc. and Sprint Communications Company L.P. dated as of August 7, 1996 (20)
          10.58          Employment and Deferred Compensation Agreement between General Communication, Inc. and
                            John M. Lowber dated July 1992 (19)
          10.59          Deferred Compensation Agreement between GCI Communication Corp. and Dana

        Exhibit No.                                            Description
      ----------------------------------------------------------------------------------------------------------------
                            L. Tindall dated August 15, 1994 (19)
          10.60          Transponder Lease Agreement between General Communication Incorporated and Hughes
                            Communications Satellite Services, Inc., executed August 8, 1989 (9)
          10.61          Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and
                            Hughes Communications Galaxy, Inc. dated August 24, 1995 (19)
          10.62          Order Approving Application, Subject to Conditions; Requiring Filing; and Approving
                            Proposed Tariff on an Inception Basis, dated February 4, 1997 (19)
          10.63          Resale Solutions Switched Services Agreement between Sprint Communications Company L.P.
                            and GCI Communications, Inc. dated May 31, 1996 (20)
          10.64          Commitment Letter from Credit Lyonnais New York Branch, NationsBank of Texas, N.A. and
                            TD Securities (USA) Inc. for Fiber Facility dated as of July 3, 1997 (19)
          10.65          Commitment Letter from NationsBank for Credit Facility dated July 2, 1997 (19)
          10.66          Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp.
                            dated as of July 11, 1997. (23)
          10.67          Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System
                            Partnership Contract Variation No. 1 dated as of December 1, 1997. (23)
          10.68          $200,000,000 Amended and Restated Credit Agreement between GCI Holdings, Inc. and
                            NationsBank of Texas, N.A., as administrative agent, Credit Lyonnais New York Branch, as documentation agent, and TD Securities (USA), Inc. as syndication agent, dated as of November 14, 1997. (23)
          10.69          $50,000,000 Amended and Restated Credit Agreement between GCI Holdings, Inc. and
                            NationsBank of Texas, N.A., as administrative agent, Credit Lyonnais New York Branch, as documentation agent, and TD Securities (USA), Inc. as syndication agent, dated as of November 14, 1997. (23)
          10.70          Credit and Security Agreement Dated as of January 27, 1998 among Alaska United Fiber
                            System Partnership as Borrower and The Lenders Referred to Herein and Credit Lyonnais
                            New York Branch as Administrative Agent and NationsBank of Texas, N.A. as Syndication
                            Agent and TD Securities (USA), Inc. as Documentation Agent. (24)
          10.71          Third Amendment to Contract for Alaska Access Services between General Communication,
                            Inc. and MCI Telecommunications Corporation dated February 27, 1998 (25)
          10.72          Consent and First Amendment to Credit Agreements dated November 14, 1997 (26)
          10.73          Second Amendment to $200,000,000 Amended and Restated Credit Agreement (26)
          10.74          Second Amendment to $50,000,000 Amended and Restated Credit Agreement (26)
          10.75          Third Amendment to $200,000,000 Amended and Restated Credit Agreement (26)
          10.76          Third Amendment to $50,000,000 Amended and Restated Credit Agreement (26)
          10.77          General Communication, Inc. Preferred Stock Purchase Agreement (26)
          10.78          Qualified Employee Stock Purchase Plan of General Communication, Inc., as amended and restated
                            January 01, 2000 (28)
          10.79          Statement of Stock Designation (Series B) (26)
          10.80          Fourth Amendment to Contract for Alaska Access Services between General Communication,
                            Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom. (27)
          10.81          Fifth Amendment to Contract for Alaska Access Services between General Communication,
                            Inc. and its wholly owned subsidiary GCI Communication Corp., and Sprint
                            Communications Company L.P. (27)
          10.82          Lease Intended for Security between GCI Satellite Co., Inc. and General Electric Capital
                            Corporation (29)

        Exhibit No.                                            Description
      ----------------------------------------------------------------------------------------------------------------
          10.83          Fourth Amendment to $50,000,000 Amended and Restated Credit Agreements *
          10.84          Fourth Amendment to $200,000,000 Amended and Restated Credit Agreement *
          10.85          Fifth Amendment to $50,000,000 Amended and Restated Credit Agreements *
          10.86          Fifth Amendment to $200,000,000 Amended and Restated Credit Agreement *
          10.87          Sixth Amendment to $50,000,000 Amended and Restated Credit Agreements *
          10.88          Sixth Amendment to $200,000,000 Amended and Restated Credit Agreements *
          21.1           Subsidiaries of the Registrant *
          23.1           Consent of KPMG LLP (Accountant for Company) *
          99             Additional Exhibits:
          99.1              The Articles of Incorporation of GCI Communication Corp. (2)
          99.2              The Bylaws of GCI Communication Corp. (2)
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

        Exhibit No.                                            Description
      ----------------------------------------------------------------------------------------------------------------
            12           Incorporated by reference to The Company's Form S-4 Registration Statement dated October
                            4, 1996.
            13           Incorporated by reference to The Company's Current Report on Form 8-K dated November 13,
                            1996.
            14           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1996.
            16           Incorporated by reference to The Company's Current Report on Form 8-K dated March 14,
                            1996, filed March 28, 1996.
            17           Incorporated by reference to The Company's Amendment to Annual Report dated December 31,
                            1995 on Form 10-K/A as amended on August 6, 1996.
            18           Incorporated by reference to The Company's Form S-3 Registration Statement (File No.
                            333-28001) dated May 29, 1997.
            19           Incorporated by reference to The Company's Amendment No. 1 to Form S-3/A Registration
                            Statement (File No. 333-28001) dated July 8, 1997.
            20           Incorporated by reference to The Company's Amendment No. 2 to Form S-3/A Registration
                            Statement (File No. 333-28001) dated July 21, 1997.
            21           Incorporated by reference to The Company's Amendment No. 3 to Form S-3/A Registration
                            Statement (File No. 333-28001) dated July 22, 1997.
            23           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997.
            24           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
            25           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1998.
            26           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
            27           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
            28           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1999.
            29           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(c)     Reports on Form 8-K

        None.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
General Communication, Inc.:


Under date of March 7, 2001, we reported on the consolidated balance sheets of General Communication, Inc. and Subsidiaries ("Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in the Company's 2000 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the consolidated financial statements, which is listed in the index in Item 14(a)(2) of the Company's 2000 Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                    /s/

                                    KPMG LLP





Anchorage, Alaska
March 30, 2001

Schedule VIII


                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 2000, 1999 and 1998

                                                                                Additions               Deductions
                                                                          ----------------------  ------------------------
                                                             Balance at   Charged to              Write-offs    Balance
                                                             beginning    profit and                net of     at end of
                      Description                             of year        loss       Other     recoveries      year
-------------------------------------------------------     ------------- ------------ --------- ------------- -----------
                                                                                (Amounts in thousands)
Allowance for doubtful receivables, year ended:

    December 31, 2000                                       $   2,833        5,546        ---        5,515        2,864
                                                            ============= ============ ========= ============= ===========

    December 31, 1999                                       $     887        4,224        ---        2,278        2,833
                                                            ============= ============ ========= ============= ===========

    December 31, 1998                                       $   1,070        2,795        ---        2,978          887
                                                            ============= ============ ========= ============= ===========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GENERAL COMMUNICATION, INC.

                                            By: /s/
                                               Ronald A. Duncan, President
                                               (Chief Executive Officer)
Date:  March 23, 2001

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
              Signature                                        Title                                 Date
--------------------------------------      ------------------------------------------       -------------------

                                            Chairman of Board and Director
Carter F. Page

/s/ Ronald A. Duncan                        President and Director                           March 23, 2001
Ronald A. Duncan                            (Principal Executive Officer)

/s/ Robert M. Walp                          Vice Chairman of Board and Director              March 23, 2001
Robert M. Walp

/s/ Ronald R. Beaumont                      Director                                         March 28, 2001
Ronald R. Beaumont

                                            Director
Stephen M. Brett

/s/ Donne F. Fisher                         Director                                         March 23, 2001
Donne F. Fisher

/s/ William P. Glasgow                      Director                                         March 23, 2001
William P. Glasgow

/s/ Paul S. Lattanzio                       Director                                         March 23, 2001
Paul S. Lattanzio

/s/ Stephen R. Mooney                       Director                                         March 23, 2001
Stephen R. Mooney

/s/ James M. Schneider                      Director                                         March 23, 2001
James M. Schneider

/s/ John M. Lowber                          Senior Vice President, Chief Financial           March 23, 2001
John M. Lowber                              Officer, Secretary and Treasurer
                                            (Principal Financial Officer)

/s/ Alfred J. Walker                        Vice President, Chief Accounting                 March 23, 2001
Alfred J. Walker                            Officer
                                            (Principal Accounting Officer)