Form 10-K405
period 2001-12-31
GENERAL COMMUNICATION INC
filed 2002-03-29
CIK 808461

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading on February 28, 2002 was approximately $303,728,758.

              The number of shares outstanding of the registrant's
                    common stock as of March 13, 2002, was:

                 Class A common stock - 51,120,611 shares; and
                    Class B common stock - 3,882,843 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on June 6, 2002 are incorporated by reference into Part III of this report.

                           GENERAL COMMUNICATION, INC.
                         2001 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


                                                                                                            Page
                                                                                                            ----
Glossary......................................................................................................3

Cautionary Statement Regarding Forward-Looking Statements....................................................10

Part I.......................................................................................................12

   Item 1.     Business......................................................................................12

   Item 2.     Properties....................................................................................59

   Item 3.     Legal Proceedings.............................................................................62

   Item 4.     Submissions of Matters to a Vote of Security Holders..........................................62

Part II......................................................................................................63

   Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters.....................63

   Item 6.     Selected Financial Data.......................................................................64

   Item 7.     Management's Discussion and Analysis of Financial Condition and

                    Results of Operations....................................................................65

   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk....................................82

   Item 8.     Consolidated Financial Statements and Supplementary Data......................................83

   Item 9.     Changes In and Disagreements With Accountants on Accounting and

                    Financial Disclosure.....................................................................83

Part III.....................................................................................................83

Part IV.....................................................................................................124

   Item 14.    Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K................124

SIGNATURES..................................................................................................133


This Annual Report on Form 10-K is for the year ending December 31, 2001. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

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

Collocation -- The ability of a CAP or CLEC to connect its network to the LEC's central offices. Physical collocation occurs when a connecting carrier places its network connection equipment inside the LEC's central offices. Virtual collocation is an alternative to physical collocation pursuant to which the LEC permits a CAP or CLEC to connect its network to the LEC's central offices on comparable terms, even though the CAP's or CLEC's network connection equipment is not physically located inside the central offices.

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

DBS -- Direct Broadcast Satellite -- Subscription television service obtained from satellite transmissions using frequency bands that are internationally allocated to the broadcast satellite services. Direct-to-home service such as DBS has its origins in the large direct-to-home satellite antennas that were first introduced in the 1970's for the reception of video programming transmitted via satellite. Because these first-generation direct-to-home satellites operated in the C-band frequencies at low power, direct-to-home satellite antennas, or dishes, as they are also known, generally needed to be seven to ten feet in diameter in order to receive the signals being transmitted. More recently, licensees have been using the Ku and extended Ku-bands to provide direct-to-home services enabling subscribers to use a receiving home satellite parabolic dish less than one meter in diameter. There are currently four companies licensed by the Commission to provide DBS service: DirecTV, EchoStar (marketed as the DISH Network), Dominion Video Satellite, Inc. (marketed as Sky Angel) and R/L DBS Company. Of these, DirecTV, EchoStar and Dominion currently provide service.

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

DOCSIS 1.1 -- Data-Over-Cable Service Interface Specification 1.1 -- An industry specification that provides for high-speed Internet service tiers, using techniques known as data fragmentation and quality of service. Under this specification, which is compatible with the existing DOCSIS 1.0 specification, cable operators can deliver high-speed Internet services simultaneously over the same plant and in a path parallel to core video services.

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

Interexchange -- Communication between two different LATAs or, in Alaska, between two different local exchange serving areas.

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

Kanas -- Kanas Telecom, Inc. -- a 85% owned subsidiary of GCI Holdings, Inc., an Alaska corporation that was renamed in 2001 to GCI Fiber Communication Co., Inc., or GFCC. GFCC owns and operates a fiber optic cable system constructed along the trans-Alaska oil pipeline corridor extending from Prudhoe Bay to Valdez, Alaska.

LAN -- Local Area Network -- The interconnection of computers for sharing files, programs and various devices such as printers and high-speed modems. LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs.

LATA -- Local Access and Transport Area -- The approximately 200 geographic areas defined pursuant to the AT&T Divestiture Decree. The BOCs are generally prohibited from providing long-distance service between the LATA in which they provide local exchange services, and any other LATA.

LEC -- Local Exchange Carrier -- A company providing local telephone services. Each BOC is a LEC.

LMDS -- Local Multipoint Distribution System -- LMDS uses microwave signals (millimeterwave signals) in the 28 GHz spectrum to transmit voice, video, and data signals within small cells 3-10 miles in diameter. LMDS allows license holders to control up to 1.3 GHz of wireless spectrum in the 28 GHz Ka-band. The
1.3 GHz can be used to carry digital data at speeds in excess of one gigabit per second. LMDS uses a specific band in the microwave spectrum, known as millimeter waves or the 28 GHz "Ka-band." The extremely high frequency used and the need for point to multipoint transmissions limits the distance that a receiver can be from a transmitter. This means that LMDS will be a "cellular" technology, based on multiple, contiguous, or overlapping cells. LMDS is expected to provide customers with multichannel video programming, telephony, video communications, and two-way data services. Incumbent LECs and cable companies may not obtain the in-region 1150 MHz license for three years. Within 10 years, licensees will be required to provide 'substantial service' in their service regions.

Local Exchange -- A geographic area generally determined by a PUC, in which calls generally are transmitted without toll charges to the calling or called party.

Local Number Portability -- The ability of an end user to change Local Exchange Carriers while retaining the same telephone number.

Lower 48 States or Lower 48 -- refers to the 48 contiguous states south of or below Alaska.

Lower 49 States or Lower 49 -- refers to Hawaii and the Lower 48 States.

MAN -- Metropolitan Area Network -- LANs interconnected within roughly a 50-mile radius. MANs typically use fiber optic cable to connect various wire LANs. Transmission speeds may vary from 2 to 100 Mbps.

MDU -- Multiple Dwelling Unit -- MDUs include multiple-family buildings, such as apartment and condominium complexes.

MMDS -- Multichannel Multipoint Distribution Service - also known as wireless cable. The FCC established the Multipoint Distribution Service (MDS) in 1972. Originally the Commission thought MDS would be used primarily to transmit business data. However, the service became increasingly popular in transmitting entertainment programming. Unlike conventional broadcast stations whose transmissions are received universally, MDS programming is designed to reach only a subscriber based audience. In 1983, the Commission reassigned eight channels from the Instructional Television Fixed Service (ITFS) to MDS. These eight channels make up the MMDS. Frequently, MDS and MMDS channels are used in combination with ITFS channels to provide video entertainment programming to subscribers.

MVPD -- Multi-channel Video Programming Distribution -- The distribution of video programming over multiple platforms, such as cable and satellite.

NPT -- a New Product Tier -- a cable programming service tier offered to subscribers at prices set by the cable operator.

OCC -- Other Common Carrier -- A long-distance carrier other than the Company.

PCS -- Personal Communication Services -- PCS encompasses a range of advanced wireless mobile technologies and services. It promises to permit communications to anyone, anywhere and anytime while on the move. The Cellular Telecommunications Industry Association (CTIA) defines PCS as a "wide range of wireless mobile technologies, chiefly cellular, paging, cordless, voice, personal communications networks, mobile data, wireless PBX, specialized mobile radio, and satellite-based systems." The FCC defines PCS as a "family of mobile or portable radio communications services that encompasses mobile and ancillary fixed communications services to individuals and businesses and can be integrated with a variety of competing networks."

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

SONET -- Synchronous Optical Network -- A 1984 standard for optical fiber transmission on the public network. 52 mbps to 13.22 Gigabits per second, effective for ISDN services including Asynchronous Transfer Mode.

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

UNE -- Unbundled Network Element -- A discrete piece part of a telephone network. Unbundled network elements are the basic network functions, i.e., the piece parts needed to provide a full range of telecommunications services. They are physical facilities as well as all the features, and capabilities provided by those facilities.

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

WorldCom -- WorldCom, Inc. -- owns approximately 18% of our common stock, presently has two representatives on our Board, and is one of our major customers. Prior to May 1, 2000, the Company was named MCI WorldCom, Inc.

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

            Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Annual Report, but should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "project," or "continue" or the negative of those words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating those statements, you should specifically consider various factors, including those outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Securities Reform Act. Such risks, uncertainties and other factors include but are not limited to those identified below and those further described in Part I, Item 1. Factors That May Affect Our Business and Future Results.

     - Material adverse changes in the economic conditions in the markets we serve and in general economic conditions;
     - The efficacy of the rules and regulations to be adopted by the FCC and state public regulatory agencies to implement the provisions of the 1996 Telecom Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
     - Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include local, cable and Internet services;
     - The extent and pace at which different competitive environments develop for each segment of our business;
     - The extent and duration for which competitors from each segment of the telecommunication industries are able to offer combined or full service packages prior to our being able to do so;
     - The degree to which we experience material competitive impacts to our traditional service offerings prior to achieving adequate local service entry;
     - Competitor responses to our products and services and overall market acceptance of such products and services;
     - The outcome of our negotiations with incumbent local exchange carriers and state regulatory arbitrations and approvals with respect to interconnection agreements;
     - Our ability to purchase network elements or wholesale services from incumbent local exchange carriers at a price sufficient to permit the profitable offering of local telephone service at competitive rates;
     - Success and market acceptance for new initiatives, many of which are untested;
     - The level and timing of the growth and profitability of new initiatives, particularly local telephone services expansion, Internet (consumer and business) services expansion and wireless services;
     - Start-up costs associated with entering new markets, including advertising and promotional efforts;
     - Risks relating to the operations of new systems and technologies and applications to support new initiatives;
     - Local conditions and obstacles;
     - The impact of oversupply of capacity resulting from excessive deployment of network capacity;
     - Uncertainties inherent in new business strategies, new product launches and development plans, including local telephone services, Internet services, wireless services, digital video services, cable modem services, DSL services, and transmission services and the offering of these services in geographic areas with which we are unfamiliar;
     - The risks associated with technological requirements, technology substitution and changes and other technological developments;
     - Development and financing of telecommunication, local telephone, wireless, Internet and cable networks and services;
     - Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements and the consequences of increased leverage;
     - Availability of qualified personnel;
     - Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the RCA, and adverse outcomes from regulatory proceedings;
     - Uncertainties in federal military spending levels and military base closures in markets in which we operate;
     - The ongoing global and domestic trend towards consolidation in the telecommunications industry, which trend may be the effect of making the competitors larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively;
     - Economic and other uncertainties arising from the terrorist attacks in America on September 11, 2001; and
     - Other risks detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

You should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement, and such risks, uncertainties and other factors speak, only as of the date on which it was originally made and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard to those statements or any other change in events, conditions or circumstances on which any such statement is based, except as required by law. New factors emerge from time to time, and it is not possible for us to predict what factors will arise or when. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                     Part I

Item 1.  Business

General
In this Annual Report, "we," "us" and "our" refer to General Communication, Inc. and its direct and indirect subsidiaries.

GCI was incorporated in 1979 under the laws of the state of Alaska and has its principal executive offices at 2550 Denali Street, Suite 1000, Anchorage, AK 99503 (telephone number 907-265-5600). Internet users can access information about GCI and its services at http://www.gci.com/, http://www.alaskaunited.com/, and http://www.gcisa.com/. The Company hosts Internet services at http://www.gci.net/.

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

Historical Development of our Business During the Past Fiscal Year
Acquisitions
We finalized the acquisition of a cable system operator's assets in the Fairbanks area in the first quarter of 2001, adding approximately 1,000 subscribers to our network and an additional 2,000 homes passed.

We acquired customers from a local ISP in the second quarter of 2001 that added over 3,300 subscribers and about 150 domain names to our GCI.net domain.

Effective June 30, 2001, we acquired from WorldCom an 85% controlling interest in the corporation owning the 800-mile fiber optic cable system that extends from Prudhoe Bay, Alaska to Valdez, Alaska via Fairbanks. We issued to WorldCom shares of a new series of Class C preferred stock valued at $10 million. See
Note 1(e) included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data. We are enhancing the system and have incorporated its operation into our operations control systems. We expect these enhancements to improve our voice, Internet and data services in interior Alaska, as well as third party vendors' services that utilize capacity on the fiber optic system. We entered into a fifteen year contract in July 2001 to provide communication services to a customer, including long distance service, voice and dedicated data circuits, cable television and private broadcast services, Internet and transparent local area network services. We entered into a second agreement in December 2001 to demonstrate our capabilities to support the customer's control systems communications. Such services support operations of the Trans-Alaska Pipeline System.

Effective November 19, 2001 we acquired from Rogers Cable, Inc., for $19 million in cash, 100% of the common stock of Rogers American Cablesystems, Inc., a cable TV provider in the Wasilla and Palmer, Alaska areas. The acquisition added approximately 7,000 subscribers to our network and an additional 10,000 homes passed. We plan to invest $4 to $5 million over the next two years to migrate technical and billing functions onto our platform, upgrade the plant and implement digital programming.

Fiber Capacity Sale
We completed a $19.5 million sale of long-haul capacity in the Alaska United undersea fiber optic cable system in a cash transaction in the first quarter of 2001. The sale included both capacity within Alaska, and between Alaska and the Lower 48 states. We used the proceeds from the fiber capacity sale to repay $11.7 million of the Fiber Facility debt and to fund capital expenditures and working capital.

Properties Expansion
We began efforts in 2001 to connect Palmer and Wasilla, Alaska to our fiber optic network in Anchorage. We completed the first phase of the project in February 2002, connecting our network in Anchorage to our Wasilla Call Center with fiber optic cable facilities. The second phase will connect and expand our facilities to provide cable and entertainment services to the Palmer-Wasilla area. We expect that work to be complete in 2002. Upon completion, we will provide cable television programming content from our Anchorage head end facility to Palmer and Wasilla.

Cable Services Expansion
We continued to upgrade and expand our cable infrastructure in 2001. These efforts increased the capacity and reliability of our systems, making possible further deployment of two-way applications such as cable modems and digital cable television programming, and provided capacity for additional program and service offerings.

We extended our digital cable service to the Juneau, Kenai and Soldotna, Alaska markets in 2001. Digital cable service allows us to use digital compression to substantially increase the capacity of our cable communications systems, improve picture quality and provide CD quality audio. Digital cable subscriber counts in all locations totaled approximately 24,500 in 2001, an increase of 62.5% as compared to 2000.

Cable modem subscriber counts increased 64.5% in 2001 as compared to 2000. Approximately 86.2% of our cable customers are able to receive cable modem service. Cable modems are deployed in approximately 11.2% of the homes passed by our cable systems in markets offering such service, which we believe is well above the national average. Cable modem services provide high-speed, dedicated access to the Internet through our coaxial cable network.

We launched video-on-demand service to certain of our Anchorage commercial customers and expect to provide this service to more customers in 2002. This service passed 877 hotel rooms at December 31, 2001. During 2001 we launched digital special interest channels and residential pay per view in the Kenai and Soldotna markets, digital special interest channels in the Juneau market, advanced analog programming in the Sitka market, and added new channels in several other markets.

We continue to evaluate technology and the feasibility of using our cable plant for telephone services that will enable us to deliver local telephone access services on our own network. Testing and design is underway with regard to alternative equipment, cable plant, the method of powering the system and operational support systems. Upgrades have been made to a node in our Anchorage plant to create a test platform for cable telephony.

Local Access Services Expansion
We had approximately 79,200 local access services lines in service in Anchorage and Fairbanks, Alaska at December 31, 2001, a 27.5% increase from December 31, 2000. In late 2001 we began selling GCI local services in Juneau with conversions beginning in the first quarter of 2002. We continue to evaluate expanded implementation of wireless local loop and cable telephony technologies.

We filed a bona fide request with the ILEC, ACS of the Northland, Inc, in 2001 to negotiate rates and services in order to provide competitive local access services in Nenana, Ft. Greely, North Pole, Delta Junction, Kenai, Soldotna, Ninilchik, Homer, Seldovia and Kodiak, Alaska. The request will be negotiated, and possibly arbitrated before the RCA under the terms of the 1996 Telecom Act and the RCA must approve our entry into these markets before we can provide local access services. We are unable to predict when or if we will receive such approvals.

You should see Part I, Item 1. Business, Narrative Description of our Business - Local Access Services, and Part I, Item 1. Regulation, Franchise Authorities and Tariffs - Telecommunication Operations for more information.

Internet and Broadband Services Expansion
We provided Internet service to approximately 69,900 dial-up subscribers at December 31, 2001, a 11.8% increase from December 31, 2000. We provided service to approximately 26,500 cable modem subscribers at December 31, 2001, a 64.5% increase from December 31, 2000.

Our SchoolAccess(TM) program was first deployed successfully in Alaska where we provide satellite-delivered voice, video and data services to many of the state's rural communities. More than 70,000 rural Alaska students are now connected to the Internet with SchoolAccess(TM). We provide e-mail service, a custom user interface, a help desk, onsite training, security, network optimization, network management, content filtering services and website hosting for 216 schools in rural Alaska using SchoolAccess(TM), and provide Internet only services to approximately 100 additional schools. We signed three-year contracts in 2001 with each of the 64 Alaska schools that re-bid their SchoolAccess(TM) service.

We signed agreements in April 2001 to deploy our SchoolAccess(TM) services to nine school districts comprising 22 schools in rural New Mexico and Arizona, serving more than 10,500 students. Service activation occurred in the third quarter of 2001. We began a SchoolAccess(TM) evaluation project in two rural Montana schools in November 2001, and plan to further market our SchoolAccess(TM) product in Montana and other suitable locations.

We deployed high-speed broadband TeleHealth services in 2001 using an advanced satellite network to 28 villages served by the Bristol Bay Health Corporation in the Dillingham, Alaska area; eight villages for the Yukon-Kuskokwim Health Corporation in the Bethel, Alaska area; 16 villages for the Norton Sound Health Corporation in the Nome, Alaska area; and six villages in the Eastern Aleutian area. At the end of 2001 we provided TeleHealth services to approximately 70 western Alaska communities. This broadband service allows remote communities to access health specialists and others in Alaska and elsewhere for consultation and diagnostic services using a combination of video, voice and data services.

We announced in 2001 our intent to provide Internet services to 152 Alaska communities that we currently serve by 2004. The estimated $15 million project will deliver high-speed Internet by cable modem, DSL and wireless technologies. A considerable expansion of facilities was made in 2001 to support cable modem Internet service launches in Valdez, Sitka, Nome and Seward, Alaska, and to prepare for the launches in Kenai and Soldotna, Alaska in January 2002. We expect to deploy cable modem service in Petersburg and Wrangell, Alaska by the end of the second quarter 2002; and Ketchikan, Bethel, Cordova, Homer, Kodiak, and Kotzebue, Alaska by the end of 2002. The Kenai and Soldotna launches were the first U.S. deployment of a cable modem platform using the new DOCSIS 1.1 standard. This new standard supports tiered levels of service, provides quality of service measurement, and supports voice traffic over coaxial cable systems.

We began providing 56 kilobit and high-speed Internet access services in the third quarter of 2001 to 10 rural Alaska villages in the Northwest Arctic region of Alaska. We deliver high-speed Internet services locally in the villages through the ILEC's DSL service or our unlicensed 2.4 GHz band fixed wireless service. All long-haul transport is delivered through our satellite and associated facilities. Before this agreement, villages in the Northwest Arctic area did not have local access to Internet services.

We converted our Internet technical support in early 2001 to an in-house service that operates 24 hours a day, seven days a week, and added approximately 30 jobs to the Anchorage area economy.

PCS and LMDS Licenses
We have invested approximately $1.96 million in our PCS license at December 31, 2001. In June 2000 we began providing fixed wireless dial-tone services in Anchorage over our PCS system, meeting the FCC requirement to provide coverage of a commercial offering to at least one-third of our market population within five years of being licensed. We presently offer our fixed wireless service to customers that are not connected to the ILEC or our physical plant. We invested approximately $275,000 in our LMDS license in 1998. LMDS licensees are required to provide 'substantial service' in their service regions within 10 years.

Digital Cellular Service
We began offering digital cellular telephone service in 2001 in addition to analog service. We are presently reselling cellular service to our customers.

The Link
We launched The Link product in 2001, an innovative service for professionals, business owners and others who cannot afford to miss a phone call, fax, e-mail or voice mail message. This convergent product gathers these incoming messages into a virtual mailbox. The Link users can use this virtual mailbox to stay in touch with clients, customers, family and more.

Contract Extensions
We re-negotiated and signed a contract in 2001 with WorldCom for an additional five-year term, and in 2002 with Sprint for an initial five-year term. The contracts allow us to continue to carry all of their traffic to and from Alaska. We signed a five-year contract in 2001 allowing us to continue providing entertainment and other cable services to Elmendorf Air Force Base.

State of Alaska Services
The State of Alaska announced in the fourth quarter of 2001 its intent to award a contract for comprehensive telecom services to one of our competitors beginning in the second half of 2002. The contract award was subject to a competitive bidding process that concluded in 2001. We estimate the we currently derive approximately $3 million in annual revenues from the State of Alaska for services that will eventually be transitioned off of our network.

Telephone Relay Service Contract
The RCA notified us in the fourth quarter of 2001 that our bid to continue to provide telephone relay services in Alaska was not successful. Such service was transitioned to Sprint in early 2002. Sprint now provides this service through its service centers in the Lower 48 states. We carry Sprint's traffic to and from Alaska and will continue to generate revenues associated with this traffic in our Long Distance segment. Affected employees have been transitioned to customer service positions. Loss of the telephone relay services contract will not have a material impact on our liquidity, results of operations and cash flows.

Narrative Description of our Business
General
We operate a broadband communications network that permits the delivery of a seamless integrated bundle of communications, entertainment and information services. We offer a wide array of consumer and business communications and entertainment services--including local telephone, long-distance and wireless communications, cable television, consulting services, network and desktop computing outsourced services, and dial-up and broadband (cable modem, wireless and DSL) Internet access services at a wide range of speeds--all under the GCI brand name.

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

Considerable deregulation has already taken place in the United States because of the 1996 Telecom Act with the barriers to competition between long-distance, local exchange and cable providers being lowered. We believe our acquisition of cable television systems and our development of local exchange service, Internet services, broadband services, and wireless services leave us well positioned to take advantage of deregulated markets.

We are one of Alaska's leading providers of telecommunication, Internet and cable television services and maintain a strong competitive position. There is active competition in the sale of substantially all products and services we offer.

Competition in the Communications Industry
There is substantial competition in the communications industry. The traditional dividing lines between providers offering long-distance telephone service, local telephone service, wireless telephone service, Internet services and video services are increasingly becoming blurred. Through mergers and various service integration strategies, major providers, including us, are striving to provide integrated communications service offerings within and across geographic markets.

Alaska Voice, Video and Data Markets
We estimate that the aggregate telecommunications, cable television, and Internet markets in Alaska generated revenues in 2001 of approximately $1.1 billion. Of this amount, approximately $480 million was attributable to interstate and intrastate long-distance service, $350 million was attributable to local exchange services, $88 million was attributed to cable television, and $182 million was attributable to all other services, including wireless and Internet services.

The Alaskan voice, video and data markets are unique within the United States. Alaska is geographically distant from the rest of the United States and is generally characterized by large geographical size and relatively small, dense population clusters (with the exception of population centers such as Anchorage, Fairbanks and Juneau). It lacks a well-developed terrestrial transportation infrastructure, and the majority of Alaska's communities are accessible only by air or water. As a result, Alaska's telecommunication networks are different from those found in the Lower 49 states.

Alaska continues to rely extensively on satellite-based long-distance transmission for intrastate calling between remote communities where investment in a terrestrial network would be uneconomic or impractical. Also, given the geographic isolation of Alaska's communities and lack, in many cases, of major civic institutions such as hospitals, libraries and universities, Alaskans are dependent on telecommunications to access the resources and information of large metropolitan areas in Alaska, the rest of the U.S. and elsewhere. In addition to satellite-based communications, the telecommunications infrastructure in Alaska includes fiber optic cables between Anchorage, Valdez, Fairbanks, Prudhoe Bay, and Juneau, traditional copper wire, and digital microwave radio on the Kenai Peninsula and other locations. For interstate and international communication, Alaska is connected to the Lower 48 states by three fiber optic cables.

Fiber optics is the preferred method of carrying Internet, voice, video and data communications over long distances, eliminating the delay commonly found in satellite connections. Widespread use of high capacity fiber optic facilities is expected to allow continued expansion of business, government and educational infrastructure in Alaska.

Long-Distance Services
Industry
Until the 1970s, AT&T had a virtual monopoly on long distance service in the United States. In the 1970s, competitors such as MCI (now WorldCom) and Sprint began to offer long distance service. With the gradual emergence of competition, basic rates dropped, calling surged, and AT&T's dominance declined. More than 700 companies now offer long distance service. AT&T's 1984 toll revenues were about 90% of those reported by all long distance carriers. By 2000, AT&T's revenues had declined to less than 40% of those reported by all long distance carriers. The FCC's regulation of AT&T as a "dominant" carrier ended in 1995. The two largest market entrants, WorldCom and Sprint, have obtained a 32% combined market share through 2000.

Because of this competition, the cost of long distance calling dropped from 32 cents per minute in 1984 to 14 cents per minute in 1999. The average price of 14 cents per minute represents a mix of international calling (an average of 56 cents per minute) and domestic interstate calling (an average of 11 cents per minute). The decline in prices since 1984 is more than 70% after adjusting for the impact of inflation.

The FCC reports that more than twenty million households have been added to the nation's telephone system since November 1983. As of November 2000, 100.2 million households had telephone service. The FCC reports that approximately 2% of all consumer expenditures are devoted to telephone service. This percentage has remained relatively constant over the past 15 years, despite major changes in the telephone industry and in telephone usage. Average annual expenditures on telephone service increased from $325 per household in 1980 to $849 in 1999.

Since 1970, the FCC reports that over 90% of households and virtually all businesses have subscribed to telephone service. Line growth over time, averaging about 3% per year, has historically reflected growth in the population and the economy. In recent years, the growth in lines has increased as households have added additional lines. The percentage of additional lines for households with telephone service has increased from approximately 3% in 1988 to about 29% in 1999.

The FCC reports that approximately $108 billion was derived from toll services in 2000. 99.1 million households had telephone services, an increase of 20 million households since 1983. Approximately $33 billion is derived from intrastate, $55 billion from interstate, and $20 billion from international toll services. Interstate minutes of use quadrupled to 600 billion minutes from 1983, while long distance toll revenues increased 65%, from $60 billion in 1983 to $99 billion.

International telecommunications has become an increasingly important segment of the telecommunications market. The FCC reports that the number of calls made from the United States to other countries increased from 200 million in 1980 to
5.2 billion in 1999. Americans spent about $14 billion on international calls in 1999. On average, carriers billed 51 cents per minute for international calls in 1999, a decline of more than 50% since 1980. Five markets, Canada, Mexico, the United Kingdom, Germany, and Japan, currently account for approximately 44% of the international calls billed in the United States.

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

Liquidity concerns add to the telecommunication industry's ongoing pressures such as reduced demand for telephone lines and high-speed data services, low per-minute rates for long-distance service, and a slowdown in the wireless telephone sector. The global telecommunications industry has reportedly cut tens of thousands of jobs and has put billions of dollars of spending on hold due to the economic slowdown occurring in markets across the world. With the U.S. economy still weak, traditional telephone companies have been cutting earnings forecasts, jobs and capital spending plans which has pushed the makers of equipment that directs voice and data traffic to delay or abandon expansion plans.

Global telecommunication industry stocks as a group dropped 27% in 2001 through November and dropped 62% from a peak in March 2000, according to analysts from brokerage firm Merrill Lynch & Co., Inc. The telecom industry's capital spending forecasts project a decline in 2002 of from 10% to 25%. Analysts believe that growth will return over time to the traditional range of 10% to 12% annually.

Deteriorating conditions in the economy and in the telecommunications industry have led to reorganizations, mergers and divestitures. AT&T and Comcast Corporation announced in December 2001 their agreement to combine AT&T Broadband with Comcast in a transaction that values AT&T Broadband at an aggregate value of $72 billion (approximately $4,500 per subscriber). The resulting AT&T Comcast Corporation is expected to develop and deploy new broadband applications such as video-on-demand and interactive television. The transaction is expected to close at the end of 2002, subject to regulatory review, approval by both companies' shareholders, and certain other conditions.

AT&T also intends to proceed with other aspects of its previously announced restructuring, including the creation of a tracking stock for its consumer services unit, which is expected to be fully distributed to AT&T shareholders following shareholder approval in mid-2002.

WorldCom, also struggling with a declining stock price, created two separately traded tracking stocks: WorldCom Group which reflects the performance of its core data, Internet, hosting and international businesses, and MCI Group, which reflects the performance of its consumer, small business, wholesale long-distance voice and dial-up Internet access operations.

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

The U.S. House of Representatives in February 2002 adopted a measure that would allow LECs to offer long-distance data services without first opening their networks to competitors as they must under the 1996 Telecommunications Act. Local telephone carriers argue that the measure would accelerate the deployment of high-speed Internet service using DSL technology. These dominant carriers compete with cable companies for high-speed Internet access customers. Analysts report that cable operators have approximately 6.4 million subscribers compared to 3.1 million DSL customers. The future of the measure in the U.S. Senate is uncertain.

We believe that federal and state legislators and regulators will continue to influence the telecommunications industry in 2002. Consummation of mergers between and spin-offs from long-distance companies, local access services companies, and cable television companies have occurred which blur the distinction between product lines and competitors. Synergies developed through mergers and acquisitions and obtaining end-to-end connectivity with customers is expected to continue to drive long-run profitability and success in penetrating new markets. Several mergers received final regulatory approval in 2001. The FCC approved the AOL-Time Warner merger in January 2001, and WorldCom's merger with Intermedia Communications Inc. was completed in July 2001.

General
We supply a full range of common carrier long-distance and other telecommunication products and services. We operate a modern, competitive telecommunications network employing the latest digital transmission technology based upon fiber optic and digital microwave facilities within and between Anchorage, Fairbanks and Juneau, Alaska. Our facilities include a self-constructed and financed digital fiber optic cable and additional owned capacity on another undersea fiber optic cable, both linking Alaska to the networks of other carriers in the Lower 49 states. We use satellite transponders to transmit voice and data traffic to remote areas of Alaska. Virtually all switched services are computer controlled, digitally switched, and interconnected by a packet switched SS7 signaling network.

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

Products
Our long-distance services industry segment is engaged in the transmission of interstate and intrastate-switched message telephone service and private line and private network communication service between the major communities in Alaska, and the remaining United States and foreign countries. Our message toll services include intrastate, interstate and international direct dial, toll-free 800, 888, 877 and 866 services, GCI calling card, operator and enhanced conference calling, frame relay, SDN, ISDN technology based services, as well as termination of northbound toll service for WorldCom, Sprint and several large resellers who do not have facilities of their own in Alaska. We also provide origination of southbound calling card and toll-free 800, 888, 877 and 866 toll services for WorldCom, Sprint, and other IXCs. We offer our message services to commercial, residential, and government subscribers. Subscribers may generally cancel service at any time. Toll, private line, broadband and related services account for approximately 53.5%, 60.4% and 57.0% of our 2001, 2000 and 1999 revenues, respectively. Broadband services include our SchoolAccess(TM) and Rural Health initiatives. Private line and private network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location.

We have positioned ourselves as a price and customer service leader in the Alaska telecommunication market. Rates charged for our long-distance services are generally designed to be equal to or below those for comparable services provided by our competitors.

In addition to providing communication services, we also design, sell, service and operate, on behalf of certain customers, dedicated communication and computer networking equipment and provide field/depot, third party, technical support, telecommunications consulting and outsourcing services through our Network Solutions business. We also supply integrated voice and data communication systems incorporating interstate and intrastate digital private lines, point-to-point and multipoint private network and small earth station services. Our Network Solutions sales and services revenue totaled $16.3 million, $9.2 million and $5.7 million in the years ended December 31, 2001, 2000 and 1999, respectively, or approximately 4.6%, 3.2% and 2.1% of total revenues, respectively. Presently, there are 18 competing companies in Alaska that actively sell and maintain data and voice communication systems. Twelve are located in Anchorage, four in Fairbanks and two in Juneau.

Our ability to integrate telecommunications networks and data communication equipment has allowed us to maintain our market position based on "value added" support services rather than price competition. These services are blended with other transport products into unique customer solutions, including managed services and outsourcing.

Facilities
Our telecommunication facilities include an undersea fiber optic cable connecting Whittier, Valdez and Juneau, Alaska and Seattle, Washington, which was placed into service in February 1999. We also own a portion of a second undersea fiber optic cable linking Alaska to the Lower 48 states. The fiber optic cables allow us to carry our Anchorage, Eagle River, Wasilla, Palmer, Kenai Peninsula, Valdez, Whittier, Delta Junction, Prudhoe Bay, Glenallen, Fairbanks, Juneau, Ketchikan, and Sitka, Alaska traffic to and from the contiguous Lower 48 states over terrestrial circuits, eliminating the one-quarter second delay associated with satellite circuits. We own other terrestrial fiber optic cables to transport our traffic from Anchorage to Whittier and from Whittier to Deadhorse, Alaska, including connectivity to intermediate communities of Valdez, Glenallen, Delta Junction, and Fairbanks.

Other facilities include major earth stations at Eagle River, Fairbanks, Juneau, Kodiak, Dutch Harbor, Barrow, Bethel, Nome, Dillingham, Kotzebue, King Salmon, Adak, and Cordova, all in Alaska, and at Issaquah, Washington, serving the communities in their vicinity. The Eagle River and Fairbanks earth stations are linked by digital microwave facilities to distribution centers in Anchorage and Fairbanks, respectively. We completed construction of a fiber optic cable system from the Anchorage distribution center to the Eagle River central office in the second quarter of 2000. The Issaquah earth station is connected with the Seattle distribution center by means of diversely routed leased fiber optic cable transmission systems, each having the capability to restore the other in the event of failure. The Juneau earth station and distribution centers are collocated. We also have digital microwave facilities serving the Kenai Peninsula communities.

We use our DAMA facilities to serve 56 additional locations throughout Alaska. The digital DAMA system allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality. We obtained the necessary RCA and FCC approvals waiving current prohibitions against construction of competitive facilities in certain rural Alaska communities, allowing for deployment of DAMA technology in 56 sites in rural Alaska on a demonstration basis. In addition, over 80 VSAT facilities provide dedicated Internet access to rural public schools throughout Alaska.

Our Anchorage, Fairbanks, and Juneau distribution centers contain electronic switches to route calls to and from local exchange companies and, in Seattle, to obtain access to WorldCom, Sprint and other facilities to distribute our southbound traffic to the remaining 49 states and international destinations. In Anchorage, a digital host switch manufactured by Lucent Technologies is connected with fiber to seven remote facilities that are co-located in the ILEC's switching centers, to provide both local and long distance service. Our extensive metropolitan area fiber network in Anchorage supports cable television, Internet and telephony services. The Anchorage, Fairbanks, and Juneau facilities also include digital access cross-connect systems, frame relay data switches, Internet platforms, and in Anchorage, a co-location facility for interconnecting and hosting equipment for other carriers. We also maintain an operator and customer service center in Wasilla, Alaska.

In 2001 we constructed a new switching center in Fairbanks and installed a new Lucent Technologies switch to enable the provisioning of local telephony services in the Fairbanks market. The existing Fairbanks long distance toll switch was decommissioned in December 2001 after over 15 years of service. Essentially all toll traffic from Fairbanks is now routed to Anchorage. The first ILEC collocation office was also constructed during 2001 to enable access to a portion of the Fairbanks ILEC UNE loop facilities. Fairbanks UNE loop provisioning began in early 2002. A second collocation office is currently under construction that we expect to complete in the second quarter of 2002.

We also installed a new, similar Lucent Technologies switch in our Juneau distribution center, also enabling local services to be launched in the Juneau market in early 2002. This new Juneau switch will replace the existing toll switch in Juneau, which we expect to decommission in 2002 after over 15 years of service. One collocation office and a second adjacent collocation facility are under construction at two of the Juneau ILEC central offices. We expect to place these collocation facilities in service in 2002 enabling UNE loop access to a portion of the Juneau ILEC's loop facilities.

We completed construction and placed into service in February 1999 a fiber optic cable system that interconnects Anchorage, Whittier, Valdez, Fairbanks, Deadhorse and Juneau, Alaska and Seattle Washington. We also own a portion of a second undersea fiber optic cable that links Alaska with the Lower 48 states. The fiber optic cables allow us to carry our Anchorage, Eagle River, Wasilla, Palmer, Kenai Peninsula, Valdez, Whittier, Delta Junction, Prudhoe Bay, Glenallen, Fairbanks, Juneau, Ketchikan, and Sitka area traffic to and from the Lower 48 states over terrestrial circuits, eliminating the one-quarter second delay associated with satellite circuits. Our preferred routing for this traffic is via undersea fiber optic cable, which makes available satellite capacity to carry our rural interstate and intrastate traffic.

We employ satellite transmission for rural intrastate and interstate traffic and certain other major routes. We acquired satellite transponders on PanAmSat Corporation ("PanAmSat") Galaxy XR satellite in March 2000 to meet our long-term satellite capacity requirements.

In 2000 we began deploying a new packet data satellite transmission technology for the efficient transport of broadband data in support of our rural health and SchoolAccess(TM) initiatives. We continued to deploy and upgrade this network during 2001 and expect to further expand and upgrade this network during 2002.

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

Customers
We had approximately 87,900, 88,600 and 90,800 active Alaska message telephone service subscribers at December 31, 2001, 2000 and 1999, respectively. Approximately 12,200, 12,200 and 12,500 of these were business and government users at December 31, 2001, 2000 and 1999, respectively, and the remainder were residential customers. Reductions in our residential, customer counts were primarily attributed to continuing competitive pressures in Anchorage and other markets we serve. Message telephone service revenues (excluding broadband, operator services and private line revenues) averaged approximately $11.3 million per month during 2001.

Equal access conversions have been completed in all communities we serve with owned facilities. We estimate that we carry over 45% of business and over 45% of residential traffic as a statewide average for both originating interstate and intrastate message telephone service traffic.

A summary of our switched message telephone service traffic (in minutes)
follows:
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
                                                                                 Combined
                                                                                Interstate
                                                                     Inter-     and Inter-      Intra-
                                South-        North-       Calling   national    national       State        Total
For Quarter ended              bound (1)      Bound         Card     Minutes     Minutes       Minutes      Minutes
----------------------------------------------------------------------------------------------------------------------
                                                              (Amounts in thousands)
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
                             =========================================================================================

                                       Interstate Minutes
                             ---------------------------------------
                                                                                 Combined
                                                                                Interstate
                                                                     Inter-     and Inter-      Intra-
                                South-        North-       Calling   national    national       State        Total
For Quarter ended              bound (1)      Bound         Card     Minutes     Minutes       Minutes      Minutes
----------------------------------------------------------------------------------------------------------------------
                                                              (Amounts in thousands)
 March 31, 2000                 143,659       69,678        2,847     1,577      217,761       37,414       255,175
 June 30, 2000                  149,095       67,754        2,616     1,610      221,075       38,546       259,621
 September 30, 2000             157,993       73,802        2,493     1,698      235,986       39,329       275,315
 December 31, 2000              129,091       76,202        2,467     1,429      209,189       35,729       244,918
                             -----------------------------------------------------------------------------------------
     Total 2000                 579,838      287,436       10,423     6,314      884,011      151,018     1,035,029
                             =========================================================================================

 March 31, 2001                 126,681       74,252        2,087     1,424      204,444       38,763       243,207
 June 30, 2001                  141,091       76,256        1,926     1,530      220,803       40,407       261,210
 September 30, 2001             160,600       87,230        1,961     1,634      251,425       39,355       290,780
 December 31, 2001              130,638       90,812        1,946     1,362      224,758       39,246       264,004
                             -----------------------------------------------------------------------------------------
     Total 2001                 559,010      328,550        7,920     5,950      901,430      157,771     1,059,201
                             =========================================================================================

   --------------------------
   (1) The 1999 and 2000 Interstate Southbound minutes include traffic carried from Washington to Oregon by us on behalf of an OCC customer. The 2001 Interstate Southbound minutes include traffic that originates and terminates in Washington by us on behalf of an OCC customer.

   All minutes data were taken from our internal billing statistics reports.
   ---------------------------

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

Concurrently with these agreements, MCI purchased approximately 31% (17.3% as of December 31, 2001) of GCI's Common Stock and presently two representatives serve on the Board. In conjunction with the acquisition of certain cable television companies in 1996, MCI purchased an additional two million shares at a premium to the then current market price for $13 million or $6.50 per share.

WorldCom announced in November 2001 that it intended to sell slightly less than one-half of its ownership of GCI Class A common stock. If the entire 4.5 million shares being registered were sold, WorldCom's ownership would be reduced to 9.2%. The shares were registered in February 2002 on behalf of WorldCom because of the exercise of its registration rights, however no underwriting is anticipated. WorldCom has requested this registration as part of its normal investment portfolio management process. We expect that WorldCom will retain its two boards seats on GCI's board of directors.

Revenues attributed to WorldCom in 2001, 2000 and 1999 totaled $58.2 million, $53.1 million and $43.7 million, or 16.3%, 18.1% and 15.6% of total revenues, respectively. The contract was amended in March 2001 extending its term five years to March 2006. The amendment reduces the rate to be charged by us for certain traffic over the extended term of the contract.

In 1993 we entered into a long-term agreement with Sprint, pursuant to which we agreed to terminate all Alaska-bound Sprint long-distance traffic and Sprint agreed to handle substantially all of our international traffic. Services provided pursuant to the contract with Sprint resulted in revenues in 2001, 2000 and 1999 of approximately $36.9 million, $25.4 million and $23.1 million, or approximately 10.3%, 8.7% and 8.3% of total revenues, respectively. The contract was amended in March 2002 extending its term five years to March 2007, with two one-year automatic extensions thereafter. The amendment reduces the rate to be charged by us for certain traffic over the extended term of the contract.

With the contracts and amendment described above, we are assured that WorldCom and Sprint, our two largest customers, will continue to make use of our services during the extended term. WorldCom was a major customer of our long-distance services industry segment through 2001. Sprint met the threshold for classification as a major customer through 1998, and met the threshold again in 2001.

Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to our carrier customers by their customers. Pricing pressures, new program offerings and market consolidation continue to evolve in the markets served by our carrier customers. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and we may have to reduce our pricing to respond to competitive pressures. We are unable to predict the effect of such changes on our business, however the loss of one or both of WorldCom or Sprint as customers, a material adverse change in our relationships with them or a material loss of or reduction in their long-distance customers would have a material adverse effect on our financial condition and results of operations.

We provide various services to BP Alaska, Wells Fargo Bank Alaska and Alyeska Pipeline Service Company. Although these customers do not meet the threshold for classification as major customers, we do derive significant revenues and gross profit from them. There are no other individual customers, the loss of which would have a material impact on our revenues or gross profit.

We provided private line and private network communication products and services, including SchoolAccess(TM) private line facilities, to approximately 345 commercial and government customers in 2001. These products and services generated approximately 9.7%, 9.9% and 7.9% of total revenues during the years ended December 31, 2001, 2000 and 1999, respectively.

Although we have several agreements to facilitate the origination and termination of international toll traffic, we have neither foreign operations nor export sales (see Part I, Item 1. Business, Foreign and Domestic Operations and Export Sales).

Competition
The long-distance industry is intensely competitive and subject to constant technological change. Competition is based upon price and pricing plans, the type of services offered, customer service, billing services, performance, perceived quality, reliability and availability. A number of our competitors are substantially larger than we are and have greater financial, technical and marketing resources than we have.

In the long-distance market, we compete against AT&T Alascom, ACS, the Matanuska Telephone Association and certain smaller rural local telephone carrier affiliates. There is also the possibility that new competitors will enter the Alaska market. In addition, wireless services continue to grow as an alternative to wireline services as a means of reaching customers.

Historically, we have competed in the long-distance market by offering discounts from rates charged by our competitors and by providing desirable packages of services. Discounts have been eroded in recent years due to lowering of prices by AT&T Alascom and entry of other competitors into the long-distance markets we serve. In addition, our competitors have also begun to offer their own packages of services. If competitors lower their rates further or develop more attractive packages of services, we may be forced to reduce our rates or add additional services, which would have a material adverse effect on our revenues and net income.

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

As allowed under the 1996 Telecom Act, ACS and other LECs entered the interstate and international long-distance market, and pursuant to RCA authorization, entered the intrastate long-distance market. ACS and other LECs generally lease or buy long-haul capacity on long-distance carriers' facilities to provide their interstate and intrastate long-distance services.

Another carrier completed construction of fiber optic facilities connecting points in Alaska to the Lower 48 states in 1999. The additional fiber system provides direct competition to services we provide on our owned fiber optic facilities, however the fiber system provides an alternative routing path for us in case of a major fiber outage in our systems. This carrier filed for Chapter 11 bankruptcy in 2001 and it is likely to be sold or reorganized. We are participating in the auction process and have submitted various proposals, none of which has been accepted to date.

In the wireless communications services market, we expect our PCS business to compete against the cellular subsidiaries of AT&T and ACS and resellers of those services in Anchorage and other markets. The wireless communications industry continues to experience significant consolidation. AT&T has acquired wireless companies and negotiated roaming arrangements that give it a national presence. Mergers and joint ventures in the industry have created large, well-capitalized competitors with substantial financial, technical, marketing and other resources. These competitors may be able to offer nationwide services and plans more quickly and more economically than we can, and obtain roaming rates that are more favorable than those that we obtain. We currently resell AT&T analog and digital cellular services and provide limited wireless local access services on our own facilities.

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

We expect competition to increase because of the rapid development of new technologies, products and services. We cannot predict which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services. Our ability to compete successfully will depend on marketing and on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, economic conditions and pricing strategies by competitors. To the extent we do not keep pace with technological advances or fail to timely respond to changes in competitive factors in our industry and in our markets we could lose market share or experience a decline in our revenue and net income. Competitive conditions create a risk of market share loss and the risk that customers shift to less profitable lower margin services. Competitive pressures also create challenges to our ability to grow new businesses or introduce new services successfully and execute on our business plan. Each of our business segments also faces the risk of potential price cuts by our competitors that could materially adversely affect our market share and gross margins.

Cable Services
Industry
The programmed video services industry includes traditional broadcast television, cable television, wireless cable, and DBS systems. Technology convergence may also allow programmed video via the Internet but reluctance to change the current delivery structure will likely continue to limit the availability of programming in the near term. Cable television providers have added non-broadcast programming, utilized improved technology to increase channel capacity and expanded service markets to include more densely populated areas and those communities in which off-air reception is not problematic. Broadcast television stations including network affiliates and independent stations generally serve the urban centers. One or more local television stations may serve smaller communities. Rural communities may not receive local broadcasting or have cable systems but may receive direct broadcast programming via a satellite dish.

Advancements in technology, facility upgrades and plant expansions to enable migration to digital programming are expected to continue to have a significant impact on cable services in the future. We expect that changing federal, state and local regulations, intense competition, and uncertain technologies and standards will continue to challenge the industry.

The National Cable and Telecommunications Association ("NCTA") reported that digital cable subscribers totaled 13.7 million through November 2001, an increase of 41.2% as compared to 9.7 million in 2000. Industry analysts project that the number of digital video subscribers will continue to grow as cable plant upgrade efforts are completed and the cost of digital set-top technology decreases.

As a converged platform, cable is a viable competitive alternative outside its traditional video space, not only in the broadband space as a competitor with technology such as DSL, but also in traditional telephony services. These developments continue to move forward and will be enhanced as voice becomes another application that is carried on data centric networks.

Industry analysts believe high-speed access cable subscribers will grow from an estimated 7.2 million at the end of 2001 to 21.1 million at the end of 2005. During that same period, DSL connections are expected to increase from 4.7 million to 15.4 million.

Cable television still is the dominant technology for the delivery of video programming to consumers in the MVPD marketplace, although its market share continues to decline. As of June 2001, the FCC reports that 78% of MVPD subscribers received their video programming from a franchised cable operator, compared to 80% as of June 2000. DirecTV and EchoStar are each among the ten largest providers of multichannel video programming service.

Between June 2000 and June 2001, the number of DBS subscribers grew from almost 13 million households to about 16 million households, which is nearly two and a half times the cable subscriber growth rate. DBS subscribers now represent 18.2% of all MVPD subscribers. Continued DBS subscriber growth is expected with the potential merger of DBS providers and the launching of local programming in all markets. See Part I, Item 1. Business, Regulation, Franchise Authorizations and Tariffs - Cable Services for more information.

The most significant convergence of service offerings over cable plant continues to be the pairing of Internet service with other service offerings. Currently, the most popular way to access the Internet over cable is using a cable modem and personal computer. We are currently offering high-speed cable modem access in Anchorage, Juneau, Fairbanks, Kenai, Soldotna, Nome, Sitka, Seward, North Pole, Eielson Air Force Base, Fort Wainwright, Fort Richardson, Elmendorf Air Force Base, Palmer, Wasilla and Valdez.

The cable industry is now expanding its competitive offerings to include business and residential telephone services delivered over its fiber optic infrastructure. Cable-delivered telephone service is a natural extension of a network already capable of delivering digital and broadband services and products. Once upgraded to two-way fiber optics, a cable system can offer telephone service over the same cable line that already carries digital video, high speed Internet, and other advanced services to consumers. At least nine of the nation's largest multiple system operators are reported to now offer residential and/or commercial phone service in more than 45 markets, serving more than one million customers.

Cable companies have deployed circuit-switched technology to provide local service, however future movement is expected toward voice over Internet protocol ("VoIP"). Circuit-switched service requires large capital expenditures for switching equipment in addition to facility upgrades. VoIP is more modular and does not require the large upfront cost needed to deploy circuit-switched service. VoIP is not only an incremental expense, it utilizes the data path already built, and is expected to allow for easy software changes and additions to service packages, and innovative combinations of voice, data, and fax services. Continuing questions about scalability and powering for lifeline service need to be resolved before IP telephony can be marketed on a mass scale.

The NCTA reports that cable-delivered residential telephone service subscribers totaled 1.5 million through December 2001, with analysts projecting 15.4 million subscribers in 2005.

With digital transmissions and compression, cable operators are better able to offer a variety and quality of channels to rival DBS, with pay-per-view choices that can approximate video-on-demand. In 2000 we installed a commercial version of video-on-demand for the Anchorage hotel market and continue to evaluate the feasibility of deploying this technology in the residential market. With this service, customers can access a wide selection of movies and other programming at any time, with digital picture quality.

Acquisitions, mergers and divestitures are shaping the cable industry in a technological convergence similar to what is happening in the telecommunications industry. The FCC reports that the ten largest operators now serve close to 87% of all U.S. cable subscribers. Twenty-three system transactions occurred during the first six months of 2001 affecting over 4 million subscribers. The average dollar value per subscriber totaled $3,656 as compared to $5,923 per subscriber for transactions occurring in 2000.

The FCC reported that estimated 2001 total cable industry revenue reached $44.0 billion, an estimated 15.4% increase over 2000, and that revenue per subscriber per year reached approximately $637, or $53 per subscriber per month. Revenue growth in 2001 occurred primarily in advanced services (171% increase), pay-per-view (44% increase), and local advertising (13% increase) categories. Advanced services includes advanced analog, digital video, high-speed data, cable telephony, interactive services, and games.

The FCC reports that the costs of acquiring video programming over the past two years has continued to escalate. Programming costs have increased by 13% to 15% over the past two years. Some services have increased by as much as 33%. Increased programming costs, especially higher sports license fees, system upgrades and equipment cost increases resulted in higher cable rates for subscribers. Industry cable rates increased approximately 5.7% in 2001.

The NCTA reported that the number of basic cable subscribers continued to grow, reaching 72.9 million in 2001, an increase of 5.2% as compared to 2000. The total number of subscribers to both cable and non-cable MVPDs continues to increase. 88.3 million households subscribe to multichannel video programming services as of June 2001, up 4.6% over the 84.4 million households subscribing to MVPDs in June 2000. This subscriber growth accompanied a 2.7 percentage point increase in MVPDs' penetration of television households to 86.4% as of June 2001.

The NCTA reports that cable penetration as compared to homes passed was 69.2%. Our overall penetration of homes passed was 67.9% at December 31, 2001 with individual systems ranging from 52.7% to 97.9%.

In Alaska, cable television was introduced in the 1970s to provide television signals to communities with few or no available off-air television signals and to communities with poor reception or other reception difficulties caused by terrain interference. Since that time, as on the national level, the cable television providers in Alaska have added non-broadcast programming.

The market for programmed video services in Alaska includes traditional broadcast television, cable television, wireless cable, and DBS systems. Broadcast television stations including network affiliates and independent stations serve the urban centers in Alaska. Eight, six and two broadcast stations serve Anchorage, Fairbanks and Juneau, respectively. In addition, several smaller communities such as Bethel are served by one local television station that is typically a PBS affiliate. Other rural communities without cable systems receive a single state sponsored channel of television by a satellite dish and a low power transmitter.

See Part I, Item I, Business, Regulation, Franchise Authorizations and Tariffs - Cable Service for more information.

General
We are the largest operator of cable systems in Alaska, serving approximately 132,000 residential, commercial and government basic subscribers. Our cable television systems serve 33 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks, and Juneau. Our statewide cable systems consist of approximately 2,200 miles of installed cable plant having 330 to 550 MHz of channel capacity.

Products
Programming services offered to our cable television systems subscribers differ by system (all information as of December 31, 2001).

Anchorage system. The Anchorage system, which is located in the urban center for Alaska, is fully addressable and offers a basic analog service that includes 19 channels and 2 additional analog tiers offering 32 and 6 channels. This system also carries digital service, offering enhanced picture and audio quality, over 20 digital special interest channels, 50 channels of digital music, and over 50 channels of premium and pay-per-view products. Pay TV services are available either individually or as part of a value package. Commercial subscribers such as hospitals, hotels and motels are charged negotiated monthly service fees. Apartment and other multi-unit dwelling complexes receive basic service at a negotiated bulk rate.

Fairbanks, Juneau, Kenai, and Soldotna systems. These systems offer a basic analog service with 12 to 18 channels and an additional analog tier with 34 to 43 channels. These systems also carry digital service, offering enhanced picture and audio quality, over 19 special interest channels, 50 channels of digital music, and over 50 channels of premium and pay-per-view products.

Sitka System. This location offers an advanced analog service with a 15 channel basic service, a 37 channel expanded basic service, five channels of premium service, four channels of pay-per-view and 32 music channels.

Other systems. We own systems in the Alaska communities and areas of Bethel, Cordova, Homer, Ketchikan, Kodiak, Kotzebue, Palmer, Wasilla, Nome, Petersburg, Seward, Valdez, and Wrangell. These analog systems offer a basic service with nine to 15 channels and an expanded basic service with 35 to 49 channels. Several channels of premium service are also available in all systems. Music service is available in Ketchikan, Kodiak, Petersburg, Valdez and Wrangell. Pay-per-view is available in Homer, Ketchikan, Kodiak, Petersburg, Seward and Wrangell.

Facilities
Our cable television businesses are located in Anchorage, Palmer, Wasilla, Bethel, Chugiak, Cordova, Douglas, Eagle River, Eielson AFB, Elmendorf AFB, Fairbanks, Fort Greely, Fort Richardson, Fort Wainwright, Homer, Juneau, Kachemak, Kenai, Ketchikan, Kodiak, Kodiak Coast Guard Air Station, Kotzebue, Mount Edgecombe, Nome, North Pole, Petersburg, Peters Creek, Saxman, Seward, Sitka, Soldotna, Ward Cove, and Wrangell Alaska. Our facilities include cable plant and head-end distribution equipment. Certain of our head-end distribution centers are co-located with customer service, sales and administrative offices.

Customers
Our cable systems passed approximately 192,000, 177,000 and 174,000 homes at December 31, 2001, 2000 and 1999, respectively, and served approximately 132,000, 120,400 and 116,700 basic subscribers at December 31, 2001, 2000 and
1999, respectively. Revenues derived from cable television services totaled $76.6 million, $67.9 million and $61.1 million in 2001, 2000 and 1999, respectively.

Competition
Our cable television systems face competition from alternative methods of receiving and distributing television signals, including DBS, wireless and private SMATV systems, and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services, Internet services and home video products, including videotape cassette and video disks. Our cable television systems also face competition from potential overbuilds of our existing cable systems by other cable television operators and alternative methods of receiving and distributing television signals. The extent to which our cable television systems are competitive depend, in part, upon our ability to provide quality programming and other services at competitive prices.

We believe our greatest source of competition comes from the DBS industry. Two major companies, DirecTV and Echostar, who have recently announced their intentions to merge, are currently offering nationwide high-power DBS services. In the past, due to the existing structure of satellite orbital slots, satellite transmission power and lack of local signals, competition from DBS providers has been limited.

In the past, the majority of Alaska DBS subscribers were required to install larger satellite dishes (generally three to six feet in diameter) because of the weaker satellite signals currently available in northern latitudes, particularly in communities surrounding, and north of, Fairbanks. In addition, the satellites had a relatively low altitude above the horizon when viewed from Alaska, making their signals subject to interference from mountains, buildings and other structures. Recent satellite placements provide Alaska and Hawaii residents with a DBS package that requires a smaller satellite dish (typically 18 inches); however, a second larger dish is required if the subscriber wants to receive a channel line-up similar to that provided by our cable systems. In addition to the dish size and cost deterrents, DBS signals are subject to degradation from atmospheric conditions such as rain and snow.

We expect that the launch of new satellites, the pending DBS provider merger, the potential addition of local stations, and the changing nature of technology and of the DBS business will result in greater satellite coverage and competition in Alaska.

Several other cable operators provide cable service in Alaska. All of these companies are relatively small, with the largest having fewer than 1,500 subscribers. The extent to which our cable television systems are competitive depends, in part, upon our ability to provide quality programming and other services at competitive prices.

Competitive forces will be counteracted by offering expanded programming through digital services and by providing high-speed data services. Over the next two years, system upgrades are planned to make all systems reverse activated, thus creating the necessary infrastructure to offer cable modem service. During this period a digital platform will be established in the majority of our systems. These plant upgrades combined with local broadcast programming is expected to provide an attractive product in comparison to competitive offerings.

High-speed data access competition takes two primary forms: cable modem access service and DSL service. DSL service allows Internet access to subscribers at data transmission speeds equal to cable modems over traditional telephone lines. Numerous companies, including telephone companies, have introduced DSL service and certain telephone companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. Companies in the lower-49 states, including telephone companies and ISP's, have asked local, state and federal governments to mandate that cable communications systems operators provide capacity on their cable infrastructure so that these companies and others may deliver Internet services directly to customers over cable facilities. The FCC determined in March 2002 that cable system operators will not be required to provide such "open access" to others. See Part I, Item 1, Business, Regulation, Franchise Authorizations and Tariffs - Cable Services for more information.

Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful to both consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air interactive video and data service that will permit two-way interaction with commercial and educational programming along with informational and data services. LECs and other common carriers also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The FCC has conducted spectrum auctions for licenses to provide PCS. PCS will enable license holders, including cable operators, to provide voice and data services. We own a statewide license to provide PCS services in Alaska.

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

Local Access Services
Industry
The FCC reported that CLECs provided 17.3 million (or 9.0%) of the approximately 192 million nationwide switched-access lines in service at the end of June 2001, compared to 14.9 million (or 7.7% of nationwide lines) at the end of 2000. This represents a 16% growth in CLEC market size during the first six months of 2001. The FCC further reported about 55% of reported CLEC switched access lines serve medium and large business, institutional, and government customers. By contrast, a reported 23% of ILEC local telephone lines served such customers. CLECs reported providing about one-third of switched access lines over their own local loop facilities. To serve the remainder, CLECs resell the services of other carriers or use UNE loops that they lease from other carriers.

Use of the Internet and expansion in the use of LANs and WANs continue to generate an increased demand for access lines. In the home, the growing use of computers, faxes, and the Internet led to increases in access lines and usage. The emergence of new services, including digital cellular, personal communications services, interactive

TV, and video dial tone, has created opportunities for growth in local loop services. These new services are fundamentally restructuring the competitive local loop services market.

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

Cable telephony deployments in the US continue to expand using proprietary, circuit switched technology. The standardized, packet (IP) technology has not developed as quickly as the industry projected in 2001, however, significant progress has occurred. Hardware is now available that is DOCSIS 1.1 qualified, which provides quality of service necessary for voice services. We continue to prepare for the earliest possible deployment of a cable telephony solution that meets our needs and the needs of our customers.

Wireless local loop access technologies (other than fixed rate cellular telephone service), while developing for international applications, have not yet developed a significant market presence in the United States. AT&T Wireless' fixed wireless plan, called Project Angel - was test-marketed in the Anchorage area. Initially conceived as AT&T's proprietary strategy for bypassing local phone carriers, industry analysts believe AT&T reconfigured it to primarily deliver always-on high-speed Internet access at 512 kbps where the carrier lacks cable system facilities in markets such as Anchorage. AT&T Wireless announced in October 2001 that it intended to close its fixed wireless operations, citing the high cost of expanding a business that does not fit into the company's core strategy.

General
Our local access services division entered the local services market in Anchorage in 1997, providing services to residential, commercial, and government users. We can access approximately 92% of Anchorage area local loops from our collocated remote facilities and DLC installations.

Products
Our collocated remote facilities access the ILEC's unbundled network element loops, allowing us to offer full featured, switched-based local service products to both residential and commercial customers. In areas where we do not have access to Anchorage ILEC loop facilities, we offer service using total service resale of the ILEC's local service.

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

Facilities
In Anchorage we utilize a Lucent Technologies host switching system (5ESS), have collocated six remote facilities adjacent to or within the ILEC's local switching offices to access unbundled loop network elements, and have installed a DLC system adjacent to a smaller, seventh ILEC wire center. Remote and DLC facilities are interconnected to the host switch via our diversely routed fiber optic links. Our expanded capacity at each of the remote facilities allows us access to approximately 186,000 Anchorage loops. Additionally, we provided our own facilities-based services to over 9,500 of Anchorage's larger business customers (those with more than 16 lines) through further expansion and deployment of SONET fiber transmission facilities, leased and HDSL T-1 facilities, and DLC facilities. We have similar facilities at remote switching centers in Fairbanks that allow us access to ILEC loops.

Customers
We had approximately 79,200, 62,100 and 45,100 active lines in service from Anchorage and Fairbanks (beginning in 2001), Alaska subscribers to our local access services at December 31, 2001, 2000 and 1999, respectively. The 2001 line count consists of approximately 38,300 residential access lines and 40,900 business access lines, including 7,500 Internet service provider access lines. We ended 2001 with market share gains in all market segments. At December 31, 2001 approximately 79,200 lines were in service as compared to approximately 62,000 lines in service at December 31, 2000. In late 2001 we started selling GCI local services in Juneau with conversions to our facilities beginning in the first quarter of 2002.

Revenues derived from local access services in 2001, 2000 and 1999 totaled $25.2 million, $20.2 million and $15.5 million, respectively, representing approximately 7.1%, 6.9% and 5.6% of our total revenues in 2001, 2000 and 1999, respectively.

Competition
In the local access services market the 1996 Telecom Act, judicial decisions, and state legislative and regulatory developments have increased the likelihood that barriers to local telephone competition will be substantially reduced or removed. These initiatives include requirements that ILECs negotiate with entities, including us, to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the incumbent local exchange carrier.

We have been able to obtain interconnection, access and related services from the local exchange carriers at rates that allow us to offer competitive services. However, if we are unable to continue to obtain these services and access at acceptable rates, our ability to offer local telephone services, and our revenues and net income, could be materially adversely affected. To date, we have been successful in capturing a significant portion of the local telephone market in the locations where we are offering these services.

The 1996 Telecom Act also provides ILECs with new competitive opportunities. We believe that we have certain advantages over these companies in providing telecommunications services, including awareness by Alaskan customers of the GCI brand-name, our facilities-based telecommunications network, and our prior experience in, and knowledge of, the Alaskan market.

In the local access services market, we compete against ACS, the incumbent local exchange carrier, in Anchorage, Juneau and Fairbanks. We also compete against AT&T in the Anchorage service area. AT&T offers local exchange service only to residential customers through total service resale. We have filed applications with regulatory agencies to provide local telephone service in other markets where ACS is the incumbent provider, and we may provide local telephone service in other locations in the future where we would face other competitors. We expect further competition in the Anchorage, Fairbanks and Juneau marketplaces, as DSLnet has received certification for various markets. The Company expects competition in business customer telephone access, Internet access, DSL and private line markets. We believe our long-standing presence in Alaska and the strength of our brand (as well as ACS's) will make competitive entry difficult for new entrants.

We continue to offer local exchange services to substantially all consumers in the Anchorage and Fairbanks service areas, primarily through our own facilities and unbundled local loops leased from ACS.

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

You should see Part I, Item 1. Business, Regulation, Franchise Authorizations and Tariffs - Telecommunications Operations for more information.

Internet Services
Industry
The Internet continues to expand at a significant rate, with the number of sites almost doubling over the last several years. Dial-up Internet access is the most widely used way to access the Internet. As of July 2001, the FCC reported that 58% of the U.S. population had Internet access at home. As of year-end 2000, 84.6% of all Internet households were accessing the Internet using dial-up modems. It is projected that telephone dial-up will remain the principal means of accessing the Internet until about 2005, when it is expected that only 48% of Internet households will use dial-up access, with the remaining 52% accessing the Internet through broadband facilities.

Industry analysts believe that broadband deployment will bring valuable new services to consumers, stimulate economic activity, improve national productivity, and advance many other objectives, such as improving education, and advancing economic opportunities. While cable modem access is the primary means of accessing the Internet over broadband networks, cable's share of the broadband Internet access market continues to decrease. DSL is the most significant broadband competitor to cable modem service. The NCTA reported that cable modem subscribers totaled 6.4 million through November 2001, an increase of 60% as compared to 4.0 million in 2000. 70 million homes were passed by cable modem service in 2001. As of June 2001, cable modem service was available to approximately 67.3 million homes, while DSL was available to an estimated 45 million homes with approximately three million subscribers. Satellite and wireless technologies currently have eight percent of the market and are not expected to increase market share over the next several years.

According to J.P. Morgan, 73% of U.S. households have cable modem service available, and 45% of households have access to DSL. Combined, broadband availability is estimated to currently be approximately 85% however only 12% of these households have chosen to subscribe, leaving a large potential market for future broadband deployment.

Analysts predict that the amount of Internet traffic will likely continue to rise as fast as capacity allows for the foreseeable future. VoIP may have a major impact on business and the entire telecommunications industry in the future. Industry analysts estimate that there will be more than 20 million installed cable modem customers in North America by year-end 2004. Most American households still access the Internet using analog telephone dial-up modems at speeds of less than 56 kbps.

General
Our Internet services division entered the Internet services market in 1998, providing retail services to residential, commercial, and government users and providing wholesale carrier services to other ISPs. We were the first provider in Anchorage to offer commercially available DSL products.

Products
We currently offer three types of Internet access for residential use: dial-up, fixed wireless and high-speed cable modem Internet access. Our residential high-speed cable modem Internet service offers up to 1,544 kbps access speeds as compared with up to 56 kbps access through standard copper wire dial-up modem access. Our fixed wireless offers low speed 64 kbps and higher speed 256 kbps versions. We provide free 24-hour customer service and technical support via telephone or online. The entry-level cable modem service also offers free data transfer up to five gigabytes per month and can be connected 24-hours-a-day, 365-days-a-year, allowing for real-time information and e-mail access. Cable modems use our coaxial cable plant that provides cable television service, instead of the traditional ILEC copper wire. Coaxial cable has a much greater carrying capacity than telephone wire and can be used to simultaneously deliver both cable television (analog or digital) and Internet access services.

We also offer a low price upgrade to double the bandwidth of the entry-level service. In 2001, we saw a 22% take rate of this service, providing evidence of the continuing demand for higher speed access. Additional cable modem service packages tailored to both heavy residential and commercial Internet users are also available.

We currently offer several Internet service packages for commercial use: dial-up access, DSL, T1 and fractional T1 leased line, frame relay, multi-megabit and high-speed cable modem Internet access. Our business high-speed cable modem Internet service offers access speeds ranging from 256 kbps to 1,544 kbps, free monthly data transfers of up to 25 gigabytes and free 24-hour customer service and technical support. Our DSL offering can support speeds of up to 768 kbps over the same copper line used for phone service. Business services also include a personalized web page, domain name services, and e-mail addressing.

We also provide dedicated access Internet service to commercial and public organizations in Alaska. We offer a premium service and currently support many of the largest organizations in the state such as the Phillips Alaska and the Anchorage School District. We have hundreds of other enterprise customers, both large and small, using this service.

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

Facilities
The Internet is an interconnected global public computer network of tens of thousands of packet-switched networks using the Internet protocol. The Internet is effectively a network of networks routing data throughout the world. We provide access to the Internet using a platform that includes many of the latest advancements in technology. The physical platform is concentrated in Anchorage and is extended into many remote areas of the state. Our Internet platform includes:

     - Circuits connecting our Anchorage facilities to multiple Internet access points in Seattle through multiple, diversely routed networks.
     - Multiple routers on each end of the circuits to control the flow of data and to provide resiliency.
     - Our Anchorage facility consists of routers, a bank of servers that perform support and application functions, database servers providing authentication and user demographic data, layer 2 gigabit switch fabrics for intercommunications and broadband services (cable modem and DSL), and access servers for dial-in users.

     - SchoolAccess(TM) Internet service delivery to over 257 schools in rural Alaska and 22 schools in New Mexico and Arizona is accomplished by three variations on primary delivery systems:
         - In communities where we have terrestrial interconnects or provide existing service over regional earth stations, we have configured intermediate distribution facilities. Schools that are within these service boundaries are connected locally to one of those facilities.
         - In communities where we have extended telecommunications services via our DAMA earth station program, SchoolAccess(TM) is provided via a satellite circuit to an intermediate distribution facility at the Eagle River Earth Station.
         - In communities or remote locations where we have not extended telecommunications services, SchoolAccess(TM) is provided via a dedicated (usually on premise) DAMA VSAT satellite station. The DAMA connects to an intermediate distribution facility located in Anchorage.

Dedicated Internet access is delivered to a router located at the service point. Our Internet management platform constantly monitors this router; continual communication is maintained with all of the routers in the network. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance. The management platform has the capability to remotely access routers, permitting changes in router configuration without the need to physically be at the service point. This management platform allows us to offer outsourced network monitoring and management services to commercial businesses. Many of the largest commercial networks in the State of Alaska use this service.

GCI.net offers a unique combination of innovative network design and aggressive performance management. Our Internet platform has received a certification that places it in the top one percent of all service providers worldwide and is the only ISP in Alaska with such a designation. We operate and maintain what we believe is the largest, most reliable, and highest performance Internet network in the state of Alaska.

Customers
We had approximately 69,900, 62,500 and 48,300 active residential and commercial dial-up Internet subscribers at December 31, 2001, 2000 and 1999, respectively. We had approximately 26,500, 16,100 and 5,700 active residential and commercial cable modem Internet subscribers at December 31, 2001, 2000 and 1999, respectively. Revenues derived from Internet services totaled $12.0 million, $8.4 million and $4.8 million, in 2001, 2000 and 1999, respectively, representing approximately 3.4%, 2.9% and 1.7% of our total revenues in 2001, 2000 and 1999, respectively.

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

Competition
The Internet industry is highly competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, service packages, the types of services offered, the technologies used, customer service, billing services, perceived quality, reliability and availability. As of December 31, 2001, we competed with more than five Alaska based Internet providers, and competed with other domestic, non-Alaska based providers that provide national service coverage. Several of the providers have substantially greater financial, technical and marketing resources than we do.

With respect to our high-speed cable modem service, ACS and other Alaska telephone service providers are providing competitive high-speed DSL services. Direct broadcast satellite providers and others could provide wireless high speed Internet service in competition with our high-speed cable modem services.

Niche providers in the industry, both local and national, compete with certain of our Internet service products, such as web hosting, list services and email.

Environmental Regulations
We may undertake activities that, under certain circumstances may affect the environment. Accordingly, they are subject to federal, state, and local regulations designed to preserve or protect the environment. The FCC, the Bureau of Land Management, the U.S. Forest Service, and the National Park Service are required by the National Environmental Policy Act of 1969 to consider the environmental impact before the commencement of facility construction. We believe that compliance with such regulations has no material effect on our consolidated operations. The principal effect of our facilities on the environment would be in the form of construction of facilities and networks at various locations in Alaska and between Alaska and Seattle Washington. Our facilities have been constructed in accordance with federal, state and local building codes and zoning regulations whenever and wherever applicable. Some facilities may be on lands that may be subject to state and federal wetland regulation.

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

Our Alaska United project consists, in part, of deploying land-based and undersea fiber optic cable facilities between Anchorage, Whittier, Valdez, and Juneau, Alaska, and Seattle, Washington. The engineered route passes over wetlands and other environmentally sensitive areas. We believe our construction methods used for buried cable have a minimal impact on the environment. The agencies, among others, that are involved in permitting and oversight of our cable deployment efforts are the US Army Corps of Engineers, The National Marine Fisheries Service, US Fish & Wildlife, US Coast Guard, National Oceanic and Atmospheric Administration, Alaska Department of Natural Resources, and the Alaska Office of the Governor - Governmental Coordination. We are unaware of any violations of federal, state or local regulations or permits pertaining to preservation or protection of the environment.

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

Patents, Trademarks, Licenses, Certificates of Public Convenience and Necessity and Military Franchises
We do not hold patents, franchises or concessions for telecommunications services or local access services. We do hold registered service marks for the Digistar(TM) logo and letters GCI(TM), and for the terms SchoolAccess(TM), Free Fridays for Business(TM) and Unlimited Weekends(TM). The Communications Act of 1934 gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communication. We hold licenses through our long-distance services industry segment for our satellite and microwave transmission facilities for provision of long-distance services.

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

Applications for transfer of control of 15 certificates of public convenience and necessity held by the acquired cable companies were approved in an RCA order dated September 23, 1996, with transfers to be effective on October 31, 1996. Such transfer of control allowed us to take control and operate the cable systems of the acquired cable companies located in Alaska. The approval of the transfer of these 15 certificates of public convenience and necessity is not required under federal law, with one area of limited exception. The cable companies operate in part using several radio-band frequencies licensed through the FCC. These certificates were transferred to us before October 31, 1996.

Application for transfer of control of two certificates of public convenience and necessity associated with the acquired GC Cablevision, Inc. assets and the Rogers cable companies were approved in RCA orders in 2001. The certificates were transferred to us following closing of the transactions.

We obtained consent of the military commanders at the military bases serviced by the acquired cable systems to the assignment of the respective franchises for those bases.

Regulation, Franchise Authorizations and Tariffs
The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state, and local regulation and legislation affecting our businesses. Other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the manner in which these industries operate. We cannot predict at this time the outcome of these proceedings and legislation, their impact on the industries in which we operate, or their impact on us.

Every two years, the FCC is required (1) to review its rules governing telecommunications service providers and broadcast ownership, (2) to determine whether economic competition has made those rules unnecessary in the public interest, and (3) to modify or repeal any such regulations. On September 18, 2000, the FCC issued its Staff Report summarizing extensive review of the rules and recommending that no further changes in the broadcast and crossownership rules were warranted at that time. On December 29, 2000, the FCC adopted its 1998 Biennial Review Regulatory Report and left ownership rules unchanged. This report stated that the FCC would institute a proceeding on modification of the newspaper/broadcast crossownership rule. That occurred on September 13, 2001, in a Notice of Proposed Rulemaking to consider the rule's fate. The next Biennial Review began in 2001.

Telecommunications Operations
General. We are subject to regulation by the FCC and by the RCA as a non-dominant provider of long-distance services. We file tariffs with the FCC for interstate and international long-distance services, and with the RCA for intrastate service. Such tariffs routinely become effective without intervention by the FCC, RCA or other third parties since we are a non-dominant carrier. Military franchise requirements also affect our ability to provide telecommunications and cable television services to military bases.

Our success in the local telephone market depends on our continued ability to obtain interconnection, access and related services on terms that are just and reasonable and that are based on the cost of providing these services. Our local telephone services business faces the risk of the impact of implementing current regulations and legislation, unfavorable changes in regulation or legislation, or the introduction of new regulations. Our ability to enter into the local telephone market depends on our negotiation or arbitration with ILECs to allow interconnection to the carrier's existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the local exchange carrier. We have in the past been successful in these arbitration proceedings as to the material terms, including prices and technical and competitive issues. Future arbitration proceedings with respect to new or existing markets could result in a change in our cost of serving these markets via ILEC facilities or via wholesale offerings.

The Supreme Court of the United States has before it several cases relating to the provisions of the 1996 Telecom Act, including most notably the provisions and FCC regulations dealing with the pricing of unbundled network elements. The outcome of these cases could also result in a change in our cost of serving new and existing markets via ILEC facilities or via wholesale offerings.

The FCC, the courts of the state of Alaska, the Federal District Court of Alaska and the Ninth Circuit Court of Appeals also have before them several appeals by one of our competitors relating to the interpretation by the RCA, of various provisions of the 1996 Telecom Act. These appeals include the provisions and FCC regulations dealing with the pricing of unbundled network elements, including the results of arbitration proceedings before the RCA and the decision of the RCA to remove an exemption from certain of its rules available to ACS known as the "rural exemption." We have been largely successful in the appeals of these arbitration proceedings as to the material terms, including prices and technical issues, through the current stages. These appeals could also result in a change in our costs of serving new and existing markets via ILEC facilities or via wholesale offerings.

We have recently qualified under FCC regulations as an "eligible telecommunications carrier" ("ETC"), with respect to our provision of local telephone service in Fairbanks and Juneau. ETCs are entitled to receive a subsidy paid by the Universal Service Fund. If we do not continue to qualify for this status in Fairbanks and Juneau or if we do not qualify for this status in rural areas where we propose to offer new services, we would not receive this subsidy and our net cost of providing local telephone services in these areas could be materially adversely impacted.

We received approval from the RCA in February 1997 permitting us to provide local access services throughout ACS's existing Anchorage service area, and in July 1999 permitting us to provide local access services in ACS's existing service areas in Fairbanks, Juneau, Ft. Wainwright and Eielson Air Force Base service areas. We filed a bona fide request with the ILEC, ACS of the Northland, Inc., in 2001 to negotiate rates and services in order to provide competitive local access services in Nenana, Ft. Greely, North Pole, Delta Junction, Kenai, Soldotna, Ninilchik, Homer, Seldovia and Kodiak, Alaska. The request will be negotiated, and possibly arbitrated before the RCA under the terms of the 1996 Telecom Act and the RCA must approve our entry into these markets before we can provide local access services. We are unable to predict when or if we will receive such approvals.

The 1996 Telecom Act preempts state statutes and regulations that restrict the provision of competitive local telecommunications services. State commissions can, however, impose reasonable terms and conditions upon the provision of telecommunications service within their respective states. Because we are authorized to offer local access services, we are regulated as a CLEC by the RCA. In addition, we will be subject to other regulatory requirements, including certain requirements imposed by the 1996 Telecom Act on all LECs, which requirements include permitting resale of LEC services, local number portability, dialing parity, and reciprocal compensation.

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

The FCC's Common Carrier Bureau has focused in recent years on adopting market-opening and universal service rules for the local exchange and long distance markets to provide meaningful opportunities for competition. The Common Carrier Bureau has also focused on review of applications by BOCs to provide long distance service as well as review of telecommunications company mergers. In addition, they continue to consider regulatory reforms that could occur as competition in the provision of telecommunications services develops.

Enactment of the 1996 Telecom Act immediately affected local exchange service markets by requiring states to authorize local exchange service competition. Competitors, including resellers, are able to market new bundled service packages to attract customers. Over the long term, the requirement that incumbent LECs unbundle access to their networks may lead to increased price competition. Local exchange service competition has not yet occurred in all markets on a national basis because interconnection arrangements are not yet in place in many areas.

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

On March 4, 1999, an Alaska Superior Court Judge determined that the APUC erred in reaching its decision to deny our request to provide full local telephone service in Fairbanks and Juneau, Alaska. This service would be provided in competition against the existing monopoly providers. Among other things, the Court instructed the APUC to correctly assign the burden of proof to the ILECs rather than us, as a requesting CLEC, and to decide on our requests to provide service in Fairbanks and Juneau based on criteria established in the 1996 Telecom Act. The Court stated "this must be accomplished cognizant of the intent of the 1996 Telecom Act to promote competition in the local market." The Court remanded the case back to the APUC for proceedings leading to their ruling.

On July 1, 1999, the APUC ruled that the rural exemptions from local competition for the ILECs operating in Juneau, Fairbanks and North Pole would not be continued, which allowed us to negotiate for unbundled elements for the provision of competitive local service. ACS requested reconsideration of this decision and on October 11, 1999, the RCA issued an order terminating rural exemptions for the ILECs operating in the Fairbanks and Juneau markets. ACS has appealed these decisions.

We believe this decision is important to bring about the benefits of competition to other communities in Alaska. We continued to negotiate with ACS for unbundled network elements for the provisioning of competitive local assess services in these markets, arbitrated the rates and terms and the RCA approved interconnection agreements for unbundled elements in October 2000. ACS has sought review of these decisions.

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

Access to Unbundled Network Elements. The Supreme Court vacated an FCC rule setting forth the specific unbundled network elements that ILECs must make available, finding that the FCC had failed to apply the appropriate statutory standard. On November 5, 1999, the FCC responded to the Court's decision by issuing a decision that maintains competitors' access to a wide variety of unbundled network elements. Six of the seven unbundled elements the FCC had originally required carriers to provide in its 1996 order implementing the 1996 Telecom Act remain available to competitors. These elements are loops, including loops used to provide high-capacity and advanced telecommunications services; network interface devices; local circuit switching, subject to restrictions in major urban markets; dedicated and shared transport; signaling and call-related databases; and operations support systems. The FCC removed access to operator and directory assistance service from the list of available unbundled network elements. In addition, the FCC added to its list certain unbundled network elements that were not at issue in 1996. These elements include subloops, or portions of loops, and dark fiber loops and transport. The FCC later required ILECs to unbundle facilities used to provide DSL service. The FCC did not decide, but sought additional information on, the question of whether carriers may combine certain unbundled network elements to provide special access services to compete with those provided by the ILECs. The ability to obtain unbundled network elements is an important element of our local access services business, and we believe that the FCC's actions in this area have generally been positive. However, we cannot predict the extent to which the existing rules will be sustained in the face of additional legal action and the scope of the rules that are yet to be determined by the FCC.

Recurring and non-recurring charges for telephone lines and other unbundled network elements may increase based on the rates proposed by the ILECs and approved by the RCA from time to time, which could have an adverse effect on the results of our operations. We are currently involved in arbitration to revise the interconnection rates and the terms in the existing interconnection agreement with ACS for the Anchorage service area. Moreover, because the cost-based methodology for determining these rates is still subject to judicial review, we are uncertain about how these rates will be determined in the future.

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

The order established significant discounts to be provided to eligible schools and libraries for all telecommunications services, internal connections and Internet access. It also established support for rural health care providers so that they may pay rates comparable to those that urban health care providers pay for similar services. The FCC estimates that first quarter 2002 net costs to be funded out of the Universal Service Fund will total approximately $1.38 billion. The fund administrator, based on their interstate end-user revenues, assesses local and long distance carriers' contributions to the education and health care funds. The second quarter 2002 contribution factor is $0.072805. We contribute to the funds and are allowed to recover our contributions through increased interstate charges.

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

Reciprocal Compensation. The FCC had determined that calls to ISPs within a caller's local calling area were non-local. To support this conclusion, the FCC found that calls to ISPs are predominately interstate in nature because the calls ultimately extend beyond the ISP to websites around the world. However, in 2000 the D.C. Circuit Court rejected the FCC's analysis and found that the "mere fact that the ISP originates further telecommunications does not imply that the original telecommunication does not `terminate' at the ISP." Accordingly, the D.C. Circuit Court vacated and remanded the FCC's ISP-Bound Traffic Order.

The FCC, in response by its April 27, 2001 Order on Remand and Report and Order, ("ISP Remand Order"), explained why the reciprocal compensation requirements of
Section 251(b)(5) of the 1996 Telecom Act do not apply to ISP-bound traffic. The FCC concluded that section 251(b)(5) is not limited solely to local traffic, but rather applies to all "telecommunications" traffic, except the categories specifically enumerated in section 251(g). The FCC concluded that ISP-bound traffic falls within one of the section 251(g) exceptions - "information access"
- and is thus exempt from the section 251(b)(5) reciprocal compensation requirements. In order to retain jurisdiction over ISP-bound traffic, the FCC also found that such traffic is interstate in nature.

The FCC in its ISP Remand Order established a new "hybrid" interim mechanism for intercarrier compensation of ISP-bound traffic that "serves to limit, if not end, the opportunity for regulatory arbitrage, while avoiding a market-disruptive `flash-cut' to a pure bill and keep regime."

The FCC also held that in cases where carriers are not exchanging traffic pursuant to interconnection agreements before the adoption of the ISP Remand Order, such carriers would be required to exchange ISP-bound traffic on a bill and keep basis during the interim period. However, the FCC stated that the ISP Remand Order "does not alter existing contractual obligations, except to the extent that parties are entitled to invoke contractual change-of-law provisions." Additionally, the FCC held that state commissions would no longer have authority to address ISP-bound traffic issues.

The FCC's actions are controversial with industry analysts predicting continued litigation over the status of ISP-bound traffic.

Cable Services Operations
General. The cable television industry is subject to extensive regulation at various levels, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. In particular, FCC regulations limit our ability to set and increase rates for our basic cable television service package and for the provision of cable television-related equipment. The law permits certified local franchising authorities to order refunds of rates paid in the previous 12-month period determined to be in excess of the permitted reasonable rates. It is possible that rate reductions or refunds of previously collected fees may be required of us in the future.

Currently, pursuant to Alaska law, basic cable rates in Juneau are the only rates in Alaska subject to regulation by the local franchising authority, and the rates in Juneau were reviewed and approved by the RCA in October 2000. In addition, the FCC has recently adopted rules that will require cable operators to carry the digital signals of broadcast television stations. However, the FCC has tentatively decided that cable operators should not be required to carry both the analog and digital services of broadcast television stations while broadcasters are transitioning from analog to digital transmission. Carrying both the analog and digital services of broadcast television stations would consume additional cable capacity. As a result, a requirement to carry both analog and digital services of broadcast television stations could require the removal of popular programming services with materially adverse results for cable operators, including us. Should the FCC mandate dual carriage, we will carry the broadcast signals in both analog and digital formats.

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

Subscriber Rates. The 1992 Cable Act authorized rate regulation for cable communications services and equipment in communities that are not subject to "effective competition," as defined by federal law, which limited the ability of cable companies to increase subscriber fees. Most cable communications systems are now subject to rate regulation by local officials for basic cable service, which typically contains local broadcast stations and public, educational, and government access channels. Such local regulation is subject to the oversight of the FCC, which has prescribed detailed criteria for such rate regulation. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that localities served by our systems may choose to certify and regulate basic rates in the future.

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

Under the 1996 Telecom Act, the FCC's authority to regulate CPS tier rates sunset on March 31, 1999. The FCC has taken the position that it will still adjudicate pending cable programming service tier complaints but will strictly limit its review, and possible refund orders, to the period predating the sunset date. The elimination of cable programming service tier regulation affords us greater pricing flexibility.

FCC regulations govern rates that may be charged to subscribers for Regulated Services. The FCC uses a benchmark methodology as the principal method of regulating rates for Regulated Services. Cable operators are also permitted to justify rates using a cost-of-service methodology, which contains a rebuttable presumption of an industry-wide 11.25% rate of return on an operator's allowable rate base. Cost-of-service regulation is a traditional form of rate regulation, under which a company is allowed to recover its costs of providing the regulated service, plus a reasonable profit. Franchising authorities are empowered to regulate the rates charged for monthly basic service, for additional outlets and for the installation, lease and sale of equipment used by subscribers to receive the basic cable service tier, such as converter boxes and remote control units. The FCC's rules require franchising authorities to regulate these rates based on actual cost plus a reasonable profit, as defined by the FCC. Cable operators required to reduce rates may also be required to refund overcharges with interest. The FCC has also adopted comprehensive and restrictive regulations allowing operators to modify their regulated rates on a quarterly or annual basis using various methodologies that account for changes in the number of regulated channels, inflation and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations. We cannot predict whether the FCC will modify these "going forward" regulations in the future.

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

Cable System Delivery of Internet Service. Although there is at present no significant federal regulation of cable system delivery of Internet services, and the FCC has issued several reports finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. The FCC rejected a petition by certain Internet service providers attempting to use existing modes of access that are commercially leased to gain access to cable system delivery. Some states and local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers and a few local jurisdictions have adopted these requirements. The Federal Trade Commission and the FCC recently imposed certain "open-access" requirements on Time Warner and AOL in connection with their merger, but those requirements are not applicable to other cable operators.

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

In response to the Ninth Circuit decision, the FCC has initiated a new proceeding to determine what regulatory treatment, if any, should be accorded to cable modem service and the cable modem platform used in providing this service. More specifically, the FCC notice seeks comment on the parameters the Commission should use in determining the appropriate level of access to cable networks for the provision of high-speed data services. The Ninth Circuit decision is the leading case on cable-delivered Internet service at this point, but the Federal District Court for the Eastern District of Virginia reached a similar result in a May 2000 ruling, concluding that broadband Internet service was a cable service, but that multiple provisions of the 1996 Telecom Act preempted local regulation. A Federal district court in Florida recently addressed a similar "open-access" requirement in a local franchise and struck down the requirement as unconstitutional. There are other instances where "open-access" requirements have been imposed and judicial challenges are pending.

On March 14, 2002, the FCC took steps toward ensuring a light regulatory touch on broadband services delivered through the use of cable facilities (such as our cable modem services). In a 3-1 vote, the FCC defined high-speed Internet over cable as an "information service" not subject to local cable-franchise fees, like cable service is, or any explicit requirements for "open access," as telecommunications service is. The "information service" designation for cable broadband reportedly sends a strong signal that cable-Internet services will be able to continue to develop in a business environment that favors competition over regulation and encourages new investment. The FCC traditionally hasn't regulated information services. Industry analysts believe the policy of regulatory restraint is particularly appropriate, given the strong competition among cable, satellite and digital-subscriber-line service via telephone lines.

If regulators are allowed to impose Internet access requirements on cable operators, it could burden the capacity of cable systems and complicate our own plans for providing expanded Internet access services. These access obligations could adversely affect our profitability and discourage system upgrades and the introduction of new products and services.

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

In February 2002, a U.S. appeals court set aside a FCC rule that bars a company from owning television stations that reach more than 35% of U.S. homes. A three-judge panel concluded the FCC's "decision to retain the rules was arbitrary and capricious and contrary to law." The court overturned altogether an FCC ban on a company owning a cable TV system in a market where it also operates a broadcast television station. This limitation was held on March 2, 2001 to violate the First Amendment. The U.S. Court of Appeals for the District of Columbia Circuit ruled that the limit must either be justified by the FCC "as not burdening substantially more speech than necessary," or rewritten by the FCC. In addition, the D.C. Circuit panel vacated on constitutional grounds the FCC rule limiting to 40% the number of channels on which a cable operator can offer operator-affiliated programming.

A petition for certiorari was filed with the U.S. Supreme Court asking for review of the D.C. Circuit Court's ruling on the 30% cap but did not challenge the court's ruling striking down the 40% cap on the channels that a cable operator may use to offer affiliated programmers. The FCC adopted a Further Notice of Proposed Rulemaking on September 13, 2001 concerning its horizontal (30% of national audience reach) and vertical (40% of channels showing operator-affiliated programming) limits and certain aspects of its attribution rules. Comments and reply comments were due on January 4, 2002, and February 4, 2002, respectively.

The FCC broadcast and cable crossownership rule prohibits anyone from having an attributable interest in both a cable system and a TV station if the TV station's signals overlap any part of the service area of the cable system. The Act eliminated the statutory prohibition of this type of crossownership, however Congress did not require the FCC to delete its rule, which remains intact. In its 1998 Biennial Review Report adopted May 30, 2000 (1998 report), the FCC concluded that the rule should be retained. Oral argument was held on September 7, 2001; a court decision is pending.

Similar to the broadcast and cable prohibition, the broadcast and newspaper crossownership rule bans common ownership of a radio or television station and a daily newspaper if certain conditions are met. Acquisition of a daily newspaper in conflict with this rule requires divestiture of one of the properties before the next license expiration date of the broadcast station, or in one year, whichever is later. In its 1998 Broadcast Ownership Biennial Review Report adopted May 30, 2000, the FCC recommended a rulemaking to consider changes, but kept the rule in place. At its September 13, 2001 meeting, the FCC adopted a Notice of Proposed Rulemaking seeking comment on modification of its newspaper/broadcast crossownership rule and waiver policies. Comments were due December 3, 2001, and reply comments were due January 7, 2002.

Under the FCC's TV duopoly rule, no one may hold an attributable interest in two television stations under certain circumstances. In December 2000, the FCC terminated its 1998 Biennial Review of the television duopoly rules and affirmed the ban on owning a second television station in a market having fewer than eight separately owned TV stations. On February 20, 2001, Sinclair Broadcast Group filed a Petition for Review with the U.S. Court of Appeals for the District of Columbia Circuit. Sinclair also sought a court stay of an FCC decision ordering Sinclair to terminate local marketing agreements it had entered after the November 5, 1996, start of an FCC rulemaking examining TV local marketing agreements. The Court granted the stay pending completion of the appeal. Sinclair filed its brief on the merits of the court appeal on August 20, 2001. Oral arguments were scheduled for January 14, 2002. Other parties have asked the FCC for similar relief; those requests are pending.

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

Satellite Home Viewer Improvement Act of 1999 ("SHVIA"). A major change introduced by the SHVIA was a "local into local" provision allowing satellite carriers, for the first time, to retransmit the signals of local television stations by satellite back to viewers in their local markets. The intent was to promote multichannel video competition by removing the prohibition on satellite retransmission of local signals, which cable operators already offered to their subscribers under the must-carry/retransmission consent scheme of regulation described above.

SHVIA applies a similar scheme to satellite carriage. Television stations had until July 1, 2001, to elect must-carry or retransmission consent on satellite carriers in their markets. Beginning January 1, 2002, a satellite company that has chosen to provide any local-into-local service in a market will be required to provide subscribers with the signals of all qualified television stations assigned to that designated market area and that ask to be carried on the satellite system. To qualify, stations must meet conditions such as providing, at station expense, a good-quality signal to the carrier's local receive facility.

On November 29, 2000, the FCC adopted rules governing satellite signal carriage. These rules bar carriers from charging subscribers more for must-carry stations than for stations that elect to be carried under retransmission consent. Rules also prevent carriers from requiring subscribers to purchase additional equipment (e.g., a second dish) to receive stations that insist on carriage. The FCC allowed satellite carriers to sell local stations to subscribers a la carte, rather than only as a package. But a satellite carrier that carries at least one local station under the new local-into-local copyright compulsory license without which DBS operators would not carry the signals at all, contained in the SHVIA, must-carry all qualifying stations in the market; this is the carry one/carry all provision that is among those on appeal.

FCC reconsideration of the rules was petitioned for by DirecTV and the Association of Local Television Stations, and supported and opposed by several others. In an Order on Reconsideration released September 5, 2001, the Commission affirmed its rules for the most part, but also clarified, on its own motion, important aspects of carrier obligations to implement station elections of must-carry.

Various court appeals have been consolidated in the Fourth Circuit, where oral argument was held September 25, 2001, focusing on carry one/carry all and a la carte. The FCC, in its Reconsideration Order of September 5, 2001, addressed complaints by broadcasters that satellite carriers, particularly EchoStar, have not complied with SHVIA must-carry implementation requirements, and ordered the carriers to comply. That Order is subject to court appeal. In the 11th Circuit Echostar injunction case, the broadcast plaintiffs will provide new evidence of nationwide noncompliance to the U.S. District Court in Miami. By statute and FCC rule, satellite carriage of eligible local stations must begin January 1, 2002.

Designated Access Channels. The 1996 Telecom Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act also requires cable systems to designate a portion of their channel capacity, up to 15 percent in some cases, for commercial leased access by unaffiliated third parties to provide programming that may compete with services offered by the cable operator. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. The FCC recently rejected a request that unaffiliated Internet service providers be found eligible for commercial leased access.

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

Inside Wiring; Subscriber Access. In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove home run wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antennas on rental property within the exclusive use of a tenant, such as balconies and patios. This FCC ruling may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter.

These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

Video Description. On July 21, 2000, the FCC ruled that top-25-market affiliates of the four major national networks, and MVPDs having 50,000 or more subscribers, must provide video descriptions to make television programs more accessible to people with visual impairments. Such broadcasters and MVPDs must provide, in prime time or children's programming, 50 hours per calendar quarter of video description. Other television stations and MVPDs must pass through video descriptions contained in programs, and must add an aural tone crawl or scroll to local emergency messages. Video description, which is in addition to closed captioning for the hearing impaired, includes voice descriptions of a program's visual elements inserted in audio pauses in the program. The FCC generally affirmed its video description rules on reconsideration on January 4, 2001. On March 28, 2001, the Motion Picture Association of America, NAB and NCTA filed a joint Petition for Review, and on April 2, 2001, the National Federation of the Blind filed a Petition for Review with the U.S. Court of Appeals for the District of Columbia Circuit of the FCC's January 4, 2001, reconsideration decision. The requirements are being phased in while the appeals progress. The court has yet to establish a schedule for briefs and oral argument in the appeals case.

Franchise Procedures. The 1984 Cable Act affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions and prohibits non-grandfathered cable systems from operating without a franchise in such jurisdictions. The 1992 Cable Act encourages competition with existing cable systems by:

     - allowing municipalities to operate their own cable systems without franchises;
     - preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and
     - prohibiting (with limited exceptions) the common ownership of cable systems and collocated MMDS or SMATV systems.

The FCC has relaxed its restrictions on ownership of SMATV systems to permit a cable operator to acquire SMATV systems in the operator's existing franchise area so long as the programming services provided through the SMATV system are offered according to the terms and conditions of the cable operator's local franchise agreement. The 1996 Telecom Act provides that the cable/SMATV and cable/MMDS cross-ownership rules do not apply in any franchise area where the operator faces effective competition as defined by federal law.

The Cable Acts also provide that in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. The Cable Acts limit the payment of franchise fees to 5 percent of revenues derived from cable operations and permit the cable operator to obtain modification of franchise requirements by the franchise authority or judicial action if warranted by changed circumstances. A federal appellate court held that a cable operator's gross revenue includes all revenue received from subscribers, without deduction, and overturned an FCC order which had held that a cable operator's gross revenue does not include money collected from subscribers that is allocated to pay local franchise fees. We cannot predict the ultimate resolution of these matters. The 1996 Telecom Act generally prohibits franchising authorities from:

     - imposing requirements in the cable franchising process that require, prohibit or restrict the provision of telecommunications services by an operator;
     - imposing franchise fees on revenues derived by the operator from providing telecommunications services over its cable system; or
     - restricting an operator's use of any type of subscriber equipment or transmission technology.

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

The FCC has concluded that, in the absence of state regulation, it has jurisdiction to determine whether utility companies have justified their demand for additional rental fees and that the Communications Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's pole. The FCC's existing pole attachment rate formula, which may be modified by a pending rulemaking, governs charges for utilities for attachments by cable operators providing only cable services. The 1996 Telecom Act and the FCC's implementing regulations modify the current pole attachment provisions of the 1984 Cable Act by immediately permitting certain providers of telecommunications services to rely upon the protections of the current law and by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility.

The FCC's new rate formula, effective in 2001, governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators. Several parties have requested the FCC to reconsider its new regulations and several parties have challenged the new rules in court. A federal appellate court upheld the constitutionality of the statutory provision that requires utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility.

The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles if the operator provides telecommunications service, as well as cable service, over its plant. The FCC clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access, but a decision by the 11th Circuit Court of Appeals disagreed and suggested that Internet traffic is neither cable service nor telecommunications service and might leave cable attachments that carry Internet traffic ineligible for Pole Attachment Act protections. This decision could have lead to substantial increases in pole attachment rates. The cable industry sought review by the United States Supreme Court, which issued an opinion reversing a decision from the United States Court of Appeals for the Eleventh Circuit. The Eleventh Circuit court held that commingled services are not covered by the Pole Attachment Act; and the Pole Attachment Act does not grant the FCC authority to regulate wireless communications.

Shortly after the Eleventh Circuit, opinion was issued, the U.S. Supreme Court granted writ of certiorari and issued an order staying the Eleventh Circuit's decision pending further review. The U.S. Supreme Court reversed the Eleventh Circuit's ruling. While the Supreme Court's decision does not mean an end to arbitrations and litigation over similar issues, it does mean that the FCC's Pole Attachment rules remain in effect.

Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The U.S. copyright office adopted an industry agreement providing for an increase in the copyright royalty rates. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

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

Other Statutory and FCC Provisions. The 1992 Cable Act requires cable operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming or alternatively to carry such programming only at "safe harbor" time periods currently defined by the FCC as the hours between 10 p. m. to 6 a.
m. A three-judge federal district court determined that this provision was unconstitutional. The United States Supreme Court is currently reviewing the lower court's ruling. The Communications Act also includes provisions, among others, concerning customer service, subscriber privacy, marketing practices, equal employment opportunity, regulation of technical standards and equipment compatibility.

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

     -   Programming practices, including, among other things:
           - Syndicated program exclusivity, which is a FCC rule which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights
           -    Network program nonduplication
           -    Local sports blackouts
           -    Indecent programming
           -    Lottery programming
           -    Political programming
           -    Sponsorship identification

           -    Children's programming advertisements
           -    Closed captioning
     -   Registration of cable systems and facilities licensing
     -   Maintenance of various records and public inspection files
     -   Aeronautical frequency usage
     -   Lockbox availability
     -   Antenna structure notification
     -   Tower marking and lighting
     -   Emergency alert systems

The FCC has ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions, which would remain in the operator's exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors. The first phase implementation date was July 1, 2000. Compliance was technically and operationally difficult in our locations, so we and several other cable operators filed a request at the FCC that the requirement be waived in those systems. The request resulted in a temporary deferral of the compliance deadline for those systems. We intend to implement necessary changes in 2002 to comply with these requirements.

The FCC recently initiated an inquiry to determine whether the cable industry's future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry is another indication of regulatory concern regarding control over cable capacity.

Other bills and administrative proposals pertaining to cable communications have previously been introduced in Congress or have been considered by other governmental bodies over the past several years. It is possible that Congress and other governmental bodies will make further attempts to regulate cable communications services.

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

Internet Operations
General. With significant growth in Internet activity and commerce over the past several years the FCC and other regulatory bodies have been challenged to develop new models that allow them to achieve the public policy goals of competition and universal service. Many aspects of regulation and coordination of Internet activities and traffic are evolving and are facing unclear regulatory futures. Changes in regulations and in the regulatory environment, including changes that affect communications costs or increase competition from the ILEC or other communications service providers, could adversely affect the prices at which we sell ISP services.

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

There are many ways Internet growth could be negatively impacted which may require future regulation and oversight. Moving toward proprietary standards or closed networks would reduce the degree to which new services could leverage the existing infrastructure. The absence of competition in the ISP market, or the telecommunications infrastructure market, could reduce incentives for innovation. Excessive or misguided government intervention could distort the operation of the marketplace, and lead companies to expend valuable resources working through the regulatory process. Insufficient government involvement may also, however, have negative consequences. Some issues may require a degree of central coordination, even if only to establish the initial terms of a distributed, locally-controlled system. The final result, in the absence of collective action, may be an outcome that no one favors. In addition, the failure of the federal government to identify Internet-related areas that should not be subject to regulation leaves open opportunities for state, local, or international bodies to regulate excessively and/or inconsistently.

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

Nothing in the 1996 Telecom Act expressly limits the FCC's authority to regulate services and facilities connected with the Internet, to the extent that they are covered by more general language in any section of the Act. Moreover, it is not clear what such a limitation would mean even if it were adopted. The Communications Act directs the FCC to regulate "interstate and foreign commerce in communication by wire and radio," and the FCC and state public utility commissions indisputably regulate the rates and conditions under which ISPs purchase services and facilities from telephone companies. Given the absence of clear statutory guidance, the FCC must determine whether it has the authority or the obligation to exercise regulatory jurisdiction over specific Internet-based activities. The FCC may also decide whether to forebear from regulating certain Internet-based services. Forbearance allows the FCC to decline to adopt rules that would otherwise be required by statute. Under section 401 of the 1996 Telecom Act, the FCC must forbear if regulation would not be necessary to prevent anticompetitive practices and to protect consumers, and forbearance would be consistent with the public interest. Finally, the FCC could consider whether to preempt state regulation of Internet services that would be inconsistent with achievement of federal goals.

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

Internet access is understood to be an enhanced service under FCC rules; therefore, ISPs are treated as end users, rather than carriers, for purposes of the FCC's interstate access charge rules. This distinction was created when the FCC established the access charge system in 1983. Thus, when ISPs purchase lines from LECs, the ISPs buy those lines under the same tariffs that any business customer would use. Although these services generally involve a per-minute usage charge in addition to a monthly fee, the usage charge is assessed only for outbound calls. ISPs, however, exclusively use these lines to receive calls from their customers, and thus effectively pay flat monthly rates. By contrast, IXCs that interconnect with LECs are considered carriers, and thus are required to pay interstate access charges for the services they purchase. Most of the access charges that carriers pay are usage-sensitive in both directions. Thus, IXCs are assessed per-minute charges for both originating and terminating calls. The FCC concluded in their Local Competition Order that the rate levels of access charges appear to significantly exceed the incremental cost of providing these services. The FCC in December 1996 launched a comprehensive proceeding to reform access charges in a manner consistent with economic efficiency and the development of local competition.

State and Local Regulations. The revenue effects of Internet usage today depend to a significant extent on the structure of state and local tariffs. Internet usage generates less revenue for LECs in states and jurisdictions where flat local service rates have been set low, with compensating revenues in the form of per-minute intrastate toll charges. Because ISPs only receive local calls, they do not incur these usage charges. By contrast, in states and jurisdictions where flat charges make up a higher percentage of LEC revenues, ISPs will have a less significant revenue effect. ISP usage is also affected by the relative pricing of services such as ISDN PRI, frame relay, and fractional T-1 connections, which are alternatives to analog business lines. Prices for these services, and the price difference on a per-voice-channel basis between the options available to ISPs, vary widely across different states and jurisdictions. In many cases, tariffs for these and other data services are based on assumptions that do not reflect the realities of the Internet access market today. The scope of local calling areas also affects the architecture of Internet access services. In states and jurisdictions with larger unmeasured local calling areas, ISPs need fewer POPs in order to serve the same customers through a local call.

Court Decisions and Legislative Action. We believe major court decisions and legislative action will shape the worldwide Internet in 2002 and beyond, including:

     - The continuing impact of the U.S. vs. Microsoft antitrust trial and settlement decisions.
     - Possible recognition that the FCC's traditional encryption regulation is obsolete.
     - Minimum-regulation approaches to information privacy as a new consumer movement tries to use international privacy law to rein in the behavior of large corporations in the U.S. economy.
     - The potential for continuing increases in inexperienced investors investing through online brokers and increased instances of investor losses that lead to arbitration claims against the brokers.
     - The impact of more Internet patents preventing others from doing certain things, such as designing and maintaining certain types of Web sites.
     -   The legality of hyperlinking without permission.
     - Potential legislation in Congress that would create a new form of intellectual property in databases.
     - Decisions regarding whether cryptographic source code is First Amendment speech, and hence exportable, or that no program is covered by the First Amendment.
     - Continuing calls for domestic controls of obscenity-related cryptography.
     -   The development of rating and filtering systems outside the United
         States.

Financial Information about our Foreign and Domestic Operations and Export Sales Although we have several agreements to help originate and terminate international toll traffic, we do not have foreign operations or export sales. We conduct our operations throughout the western contiguous United States, Alaska and Hawaii and believe that any subdivision of our operations into distinct geographic areas would not be meaningful. Revenues associated with international toll traffic were $4.4 million, $4.9 million and $5.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Seasonality
Our long-distance revenues have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Our cable television revenues, on the other hand, are higher in the winter months because consumers tend to watch more television, and spend more time at home, during these months. Our local service and Internet operations are not expected to exhibit significant seasonality, with the exception of SchoolAccess(TM) Internet services that are reduced during the summer months. Our ability to implement construction projects is also reduced during the winter months because of cold temperatures, snow and short daylight hours.

Customer-Sponsored Research
We have not expended material amounts during the last three fiscal years on customer-sponsored research activities.

Backlog of Orders and Inventory
As of December 31, 2001 and 2000, our long-distance services segment had a backlog of equipment sales and private line orders of approximately $535,000 and $1,570,000, respectively. Approximately $450,000 and $1.0 million of the 2001 and 2000 backlogs represent recurring monthly charges for private line and telemedicine services, respectively. The decrease in backlog as of December 31, 2001 can be attributed to a combination of decreased private line circuit orders pending at December 31, 2001 as compared to 2000 and faster completion of outstanding sales orders at December 31, 2001 as compared to 2000. We expect that all of the private line orders and equipment sales in backlog at the end of 2001 will be delivered during 2002.

Geographic Concentration and Alaska Economy
We offer voice and data telecommunication and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and our operations depend upon economic conditions in Alaska. The economy of State of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings (including earnings from the State of Alaska Permanent Fund), tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. Oil revenues are now the second largest source of state revenues, following funds from federal sources. You should see Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for more information about the effect of geographic concentration and the Alaska Economy on us.

Factors That May Affect Our Business and Future Results
Our substantial leverage will reduce cash flow from operations available to fund our business and may cause a decline in our credit rating and/or limit our ability to raise additional capital. We have substantial indebtedness. As of December 31, 2001, we had total outstanding debt of $399 million. We plan to incur additional indebtedness in the future as we implement our business plan, subject to limitations imposed by our credit facility agreements. In connection with the execution of our business strategies, we are continuously evaluating acquisition opportunities with respect to each of our business segments and we may elect to finance acquisitions by incurring additional indebtedness. We must use a portion of our future cash flow from operations to pay the principal and interest on our indebtedness, which will reduce the funds available for our operations, including capital investments and business expenses. This could hinder our ability to adjust to changing market and economic conditions. If we incur significant additional indebtedness, our credit rating could be adversely affected. As a result, our borrowing costs would likely increase and our access to capital may be adversely affected.

Our credit facilities restrict our ability to incur additional indebtedness and make capital expenditures, and contain certain other restrictions on our business operations. Our existing credit facilities restrict our and certain of our subsidiaries' ability to incur additional indebtedness, make certain capital expenditures, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates and incur liens. These credit facilities also impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to us, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. These credit facilities also require that we maintain certain financial ratios. A breach of any of these covenants could result in a default under the credit facilities. Our current business strategy includes the acquisition of additional assets and the expansion of our existing businesses and service offerings. In addition, our business strategy may in the future be expanded to include activities outside the state of Alaska. It is likely that our current and future expansion and growth plans will require significant additional capital in excess of capital generated from operations and will result in significant capital expenditures. If we are unable to negotiate modifications to these restrictions, they could hinder our ability to follow through with expansion and growth plans.

We have a history of operating losses. If we do not maintain profitability, we may be unable to make capital expenditures necessary to implement our business plan, meet our debt service requirements or otherwise conduct our business in an effective and competitive manner. This would require us to divert cash from other uses, which may not be possible or may detract from the growth of our businesses. These events could limit our ability to increase our revenues and net income or cause these amounts to decline.

We depend on a small number of customers for a substantial portion of our revenue and business. As previously described (see Part I, Item 1. Business, Long Distance Services, Customers), services that we provide to WorldCom and to Sprint contribute significantly to our total revenues. These two customers are free to seek out long-distance communication services from our competitors upon expiration of their contracts (in March 2006, in the case of WorldCom, and in March 2007, in the case of Sprint) or earlier upon a default or the occurrence of certain events. These events are a force majeure event or a substantial change in applicable law or regulation under the applicable contract.

Mergers and acquisitions in the telecommunications industry are relatively common. If a change in control of WorldCom or Sprint were to occur, it would not permit them to terminate their existing contracts with us, but could in the future result in the termination of or a material adverse change in our relationships with WorldCom or Sprint. In addition, WorldCom and Sprint's need for our long-distance services depends directly upon their ability to obtain and retain their own long-distance customers and upon the needs of those customers for long-distance services.

The loss of one or both of WorldCom or Sprint as customers, a material adverse change in our relationships with them or a material loss of or reduction in their long-distance customers would have a material adverse effect on our financial condition and results of operations.

We depend on a limited number of third-party vendors to supply telecommunications equipment. We depend on a limited number of third-party vendors to supply cable, Internet and telephony-related equipment. If our providers of this equipment are unable to timely supply the equipment necessary to meet our needs or provide them at an acceptable cost, we may not be able to satisfy demand for our services and competitors may fulfill this demand.

Prolonged service interruptions could affect our business. We rely heavily on our network equipment, telecommunications providers, data and software, to support all of our functions. We rely on our networks and the networks of others for substantially all of our revenues. We are able to deliver services only to the extent that we can protect our network systems against damage from power or telecommunication failures, computer viruses, natural disasters, unauthorized access and other disruptions. While we endeavor to provide for failures in the network by providing back-up systems and procedures, we cannot guarantee that these back-up systems and procedures will operate satisfactorily in an emergency. Should we experience a prolonged failure, it could seriously jeopardize our ability to continue operations. In particular, should a significant service interruption occur, our ongoing customers may choose a different provider, and our reputation may be damaged, reducing our attractiveness to new customers.

To the extent that any disruption or security breach results in a loss or damage to our customers' data or applications, or inappropriate disclosure of confidential information, we may incur liability and suffer from adverse publicity. In addition, we may incur additional costs to remedy the damage caused by these disruptions or security breaches.

If a failure occurs in our undersea fiber optic cable, our ability to immediately restore the entirety of our service may be limited. Our telecommunications facilities include an undersea fiber optic cable that carries a large portion of our Internet voice and data traffic to and from the contiguous Lower 48 states. We are currently seeking arrangements to obtain alternative telecommunications facilities as backup facilities. If a failure of our undersea fiber optic facilities occurs before we are able to secure adequate backup facilities, some of the telecommunications services we offer to our customers could be interrupted, which could have a material impact on our business and results of operations.

Our businesses are currently geographically concentrated in Alaska. We offer a variety of voice, video and data services to residential, commercial and governmental customers in the state of Alaska. Because of this geographic concentration, our growth and operations depend in part upon economic conditions in Alaska. We may not be able to continue to increase our market share of the existing markets for our services and no assurance can be given that the Alaskan economy will continue to grow and increase the size of the markets we serve or increase the demand for the services we offer. You should see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.

Our best growth opportunities may be in geographic areas that differ from those of our existing businesses. We have achieved significant market penetration in the state of Alaska for many of the services we offer. However, opportunities for expanding our market geographically in the state of Alaska or attaining significant additional market penetration in the State of Alaska are limited. As a result, the best opportunities for expanding our business may arise in other geographic areas such as the contiguous Lower 48 states. There can be no assurance that we will find attractive opportunities to grow our businesses outside the State of Alaska or that we will have the necessary expertise to take advantage of such opportunities. The Alaska voice, video and data telecommunications markets are unique and distinct within the United States due to Alaska's large geographical size and its distance from the rest of the United States. The expertise we have developed in operating our businesses in the State of Alaska may not provide us with the necessary expertise to successfully enter other geographic markets.

We may fail to develop our wireless services. We offer wireless mobile services by reselling other providers' wireless mobile services. We offer wireless local telephone services over our own facilities, and have purchased PCS and LMDS wireless broadband licenses in FCC auctions covering markets in Alaska. We have fewer subscribers to our wireless services than to our other service offerings. The geographic coverage of our wireless services is also smaller than the geographic coverage of our other services. Some of our competitors offer or propose to offer an integrated bundle of communications, entertainment and information services, including wireless services. If we are unable to expand and further develop our wireless services, we may not be able to meet the needs of customers who desire packaged services, and our competitors who offer theses services would have an advantage. This could result in the loss of market share for our other service offerings.

Our efforts to develop cable telephony may be unsuccessful. An element of our business strategy is to develop voice telephone service utilizing our coaxial cable facilities. If we are able to develop this service, we will be able to utilize our own cable facilities to provide local access to our customers and avoid paying local loop charges to ILECs. In order to successfully develop and market this new service, we must integrate new technology with our existing facilities. The viability of this service depends on the availability of the equipment necessary to provide the service at cost-effective prices. The development and marketing of this service will require a substantial capital investment. If we are unable to successfully develop and market voice telephone service, we will not be able to fully recover any capital investment we may make and the margins on our local telephone services business will not improve.

We do not have insurance to cover certain risks to which we are subject. We are self-insured for damage or loss to certain of our transmission facilities, including our buried, under sea, and above-ground transmission lines. If we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial results may be adversely affected.

Economic and Security Impacts on Telecommunications. The recent economic recession in the United States began with a decline in business capital spending and investment. With the declining high-technology sector, businesses appear to have taken a more pessimistic view of the short-term economic future and have curtailed spending on equipment, software, real estate, inventories and other investments. The terrorist attacks on America on September 11, 2001 and their aftermath worsened already deteriorating economic conditions. Recent economic indicators reflect an improving economy with a growing sense of optimism for an economic recovery.

The telecommunications sector has been significantly impacted by the recent economic downturn. The American Stock Exchange's North American Telecommunications Index through February 2002 has dropped 65% from the high reached in March 2000. Investors reportedly fear that carriers with high debt loads may face liquidity crises. The telecommunications sector has been affected by such liquidity concerns, bankruptcy filings of Global Crossing Ltd. and McLeodUSA Inc., and concerns about the possibility of improper accounting.

Demand for some of our communications products and services could be adversely affected by this downturn in the United States economy as well as changes in the global economy. Unfavorable economic conditions resulting from the recent economic recession in the United States may cause our customers to reduce their demand for our communications products and services. To date we have not experienced a reduction in demand for our products and services. However, if the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, our results of operations and financial condition may be adversely affected.

As our business has grown, we have become increasingly subject to adverse changes in general economic conditions and economic conditions in the State of Alaska, which can result in reductions in capital expenditures by customers, longer sales cycles, deferral or delay of purchase commitments for products or services and increased price competition. Although these factors have not materially affected us in recent years, if the current economic slowdown continues or worsens, these factors could adversely affect our business and results of operations.

With the terrorist events of September 11, the FCC and the communications community are determining their respective roles in ensuring homeland security. The FCC's principal objectives are reportedly to secure the U.S.'s communications infrastructure and to enhance emergency response through communications. Expected FCC actions include re-chartering the Network Reliability and Interoperability Council ("NRIC"), consideration of a media counter-part to NRIC, working with other agencies to ensure network protection, reliability and redundancy, continuing efforts to solve remaining public safety spectrum issues, continuing to work on interoperability restraints, continuing to address emergency 911 issues, and working with other agencies on wireless priority access that balances the need for government response and critical needs of subscribers.

Potential sales of large amounts of our Class A common stock into the market could lower the market price of our Class A common stock. We registered for resale in February 2002 4.5 million shares of our Class A common stock owned by WorldCom, representing approximately 8.8% of our Class A common stock outstanding as of December 31, 2001. Sales of a substantial number of shares of Class A common stock, or the perception that such sales may occur, could cause the market price of Class A common stock to decline and impede our ability to raise capital through sales of Class A common stock or securities convertible into or exercisable for Class A common stock.

A significant percentage of our voting securities are held by a small number of shareholders and these shareholders can control stockholder decisions on very important matters. As of December 31, 2001, prior to giving effect to the sale of the 4.5 million shares of Class A common stock as described above, WorldCom owned approximately 17% and our executive officers and directors and their affiliates owned approximately 29% of our combined outstanding Class A and Class B common stock, representing approximately 47% of the combined voting power of that stock (including outstanding series B preferred stock voting with Class A common stock on an as-converted basis). After giving effect to the sale of all of the shares offered for sale and registered in February 2002, WorldCom would still own approximately 9% and our executive officers and directors and their affiliates would still own approximately 21% of such outstanding Class A and Class B common stock, representing approximately 42% of the combined voting power of such stock. These shareholders can significantly influence if not control our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to the Board. This concentration of ownership may have the effect of discouraging third parties from making bids for us, delaying or preventing a change of control, or reducing premiums paid to our shareholders for their stock and could have an adverse effect on the market price of our Class A common stock.

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders. Certain provisions of our Restated Articles of Incorporation may discourage, delay or prevent a change in control of our company that a shareholder may consider favorable. These provisions include the following:

     - authorizing our board of directors to issue preferred stock under terms developed by the board, which could increase the number of outstanding shares and thwart a takeover attempt; and
     - classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors.

It is unlikely shareholders will receive a return on their shares through the payment of a cash dividend. We have never declared or paid cash dividends on any of our common stock and have no intention of doing so in the foreseeable future. As a result, it is unlikely that shareholders will receive a return on their shares through the payment of cash dividends.

Employees
We employed 1,162 persons as of March 1, 2002, and are not parties to union contracts with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

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

Item 2.  Properties

General
Our properties do not lend themselves to description by character or location of principal units. Our investment in property, plant and equipment in our consolidated operations consisted of the following at December 31:

                                                      2001          2000
                                                    -----------------------
     Telephone distribution systems                   57.5%         58.0%
     Cable television distribution systems            23.1%         21.1%
     Support equipment                                 7.9%          8.1%
     Property and equipment under capital leases       8.7%         10.0%
     Construction in progress                          1.4%          1.4%
     Transportation equipment                          0.9%          0.8%
     Land and buildings                                0.5%          0.6%
                                                    -----------------------
          Total                                      100.0%        100.0%
                                                    =======================

These properties are divided among our operating segments at December 31, 2001 as follows: long-distance services, 54.6%; cable services, 24.6%; local access services, 7.1%; Internet services, 5.4%; and all other, 8.3%.

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

Our construction in progress totaled $8.1 million at December 31, 2001, consisting of telecommunications, cable and Internet projects that were incomplete at December 31, 2001. Our construction in progress also totaled $8.1 million at December 31, 2000, consisting of telecommunications, Internet and support systems projects that were incomplete at December 31, 2000.

Long-Distance Services
We operate a modern, competitive telecommunications network employing the latest digital transmission technology based upon fiber optic and digital microwave facilities within and between Anchorage, Fairbanks and Juneau, Alaska. Our network includes digital fiber optic cables linking Alaska to the contiguous 48 states and providing access to other carriers' networks for communications around the world. We use satellite transmission to remote areas of Alaska and for certain interstate and intrastate traffic.

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

We entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders on the PanAmSat Galaxy XR satellite to meet our long-term satellite capacity requirements. We use the satellite transponders pursuant to a long-term capital lease arrangement with a leasing company. The purchase and lease-purchase option agreement provided for the interim lease of transponder capacity on the PanAmSat Galaxy IX satellite through the delivery of the purchased transponders on Galaxy XR in March 2000.

Effective June 30, 2001, we acquired, through the issuance of preferred stock, a controlling interest in the corporation owning the 800-mile fiber optic cable system that extends from Prudhoe Bay, Alaska to Valdez, Alaska via Fairbanks.

We lease our long-distance services industry segment's executive, corporate and administrative facilities in Anchorage, Fairbanks and Juneau, Alaska. Our operating, executive, corporate and administrative properties are in good condition. We consider our properties suitable and adequate for our present needs and they are being fully utilized.

Cable Services
The Cable Systems serve 33 communities and areas in Alaska including Anchorage, Fairbanks and Juneau, the state's three largest urban areas. As of December 31, 2001, the Cable Systems consisted of approximately 2,200 miles of installed cable plant having between 330 to 550 MHz of channel capacity. Our principal physical assets consist of a cable television distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our cable television systems.

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

Local Access Services
We operate a modern, competitive local access telecommunications network employing the latest digital transmission technology based upon fiber optic facilities within Anchorage and Fairbanks through 2001, and in Juneau beginning in 2002. Our outside plant consists of connecting lines (aerial, underground and buried cable), the majority of which is on or under public roads, highways or streets, while the remainder is on or under private property. Central office equipment primarily consists of digital electronic switching equipment and circuit equipment. Operating equipment consists of motor vehicles and other equipment.

Substantially all of our local access services' central office equipment, administrative and business offices, and customer service centers are in leased facilities. Such properties are in good condition. We consider our properties suitable and adequate for our present and anticipated future needs.

Internet Services
We operate a modern, competitive Internet network employing the latest available technology. We provide access to the Internet using a platform that includes many of the latest advancements in technology. The physical platform is concentrated in Anchorage and is extended into many remote areas of the state. Our Internet platform includes trunks connecting our Anchorage facilities to Internet access points in Seattle through multiple, diversely routed upstream Internet networks, and various other routers, servers and support equipment.

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

The total investment in property, plant and equipment has increased from $178.2 million at January 1, 1997 to $582.8 million at December 31, 2001, including construction in progress and not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required in the future to meet the growing demand for communications, Internet and entertainment services and to continually modernize and improve such services to meet competitive demands.

Our capital expenditures for 1997 through 2001 were as follows (in millions):

       1997    $  64.6
       1998    $ 149.0
       1999    $  36.6
       2000    $  48.9
       2001    $  68.0

We project capital expenditures of $50 million to $60 million for 2002. A majority of the expenditures will expand, enhance and modernize our current networks, facilities and operating systems, and will develop wireless and other businesses. Additional capital expenditures will be incurred if we successfully acquire backup or standby facilities. You should see note 12 to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report for more information.

During 2001, we funded our normal business capital requirements substantially through internal sources and, to the extent necessary, from external financing sources. We expect expenditures for 2002 to be financed in the same manner.

Insurance
We have insurance to cover risks incurred in the ordinary course of business, including general liability, property coverage, business interruption and workers' compensation insurance in amounts typical of similar operators in our industry and with reputable insurance providers. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against "all risks" of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies. As is typical in the communications industry, we are self-insured for damage or loss to certain of our transmission facilities, including our buried, under sea, and above-ground transmission lines. We believe our insurance coverage is adequate, however if we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial results may be adversely affected.

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

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Market Information for Common Stock
Shares of GCI's Class A common stock are traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol GNCMA. Shares of GCI's Class B common stock are traded on the Over-the-Counter market. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The following table sets forth the high and low sales price for the above-mentioned common stock for the periods indicated. Market price data were obtained from the Nasdaq Stock Market quotation system. The prices, rounded up to the nearest eighth in 2000, represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not necessarily represent actual transactions.

                                                         Class A                         Class B
                                              ---------------------------------------------------------------
                                                    High            Low            High            Low
                                                    ----            ---            ----            ---
        2000:
             First Quarter                         7 7/8           4              7 7/8           4
             Second Quarter                        5 7/8           4 3/8          5 7/8           4 3/8
             Third Quarter                         8 1/8           4 5/8          8 1/8           4 5/8
             Fourth Quarter                        8               4 7/8          8               4 7/8
        2001:
             First Quarter                         9.031           5.875          9.031           5.875
             Second Quarter                       12.150           8.250         12.150           8.250
             Third Quarter                        12.450           8.450         12.450           8.450
             Fourth Quarter                       12.320           8.250         12.320           8.250

Holders
As of December 31, 2001 there were 1,872 holders of record of GCI's Class A common stock and 482 holders of record of GCI's Class B common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

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

Item 6.  Selected Financial Data

The following table presents selected historical information relating to financial condition and results of operations over the past five years.
                                                                            Years ended December 31,
                                                             -------------------------------------------------------
                                                                2001       2000       1999       1998       1997
                                                                ----       ----       ----       ----       ----
                                                                (Amounts in thousands except per share amounts)
     Revenues (1), (2)                                      $ 357,258    292,605    279,179    246,795    223,809
     Net earnings (loss) before income taxees,
       extraordinary item and cumulative effect of a
       change in accounting principle (3)                   $   8,659    (21,649)   (14,866)   (10,920)    (2,235)
     Loss on early extinguishment of debt, net of
       income tax benefit of $180                           $       0          0          0          0        521
     Cumulative effect of a change in accounting
       principal, net of income tax benefit of $245         $       0          0        344          0          0
     Net earnings (loss)                                    $   4,589    (13,234)    (9,527)    (6,797)    (2,183)
     Basic net earnings (loss) per common share             $    0.05      (0.29)     (0.21)     (0.14)     (0.05)
     Diluted net earnings (loss) per common share           $    0.05      (0.29)     (0.21)     (0.14)     (0.05)
     Total assets (4)                                       $ 734,679    679,007    643,151    649,445    545,302
     Long-term debt, including current portion (4)          $ 351,700    334,400    339,400    351,657    250,084
     Obligations under capital leases, including
       current portion (5)                                  $  47,282     48,696      1,674      2,186      1,188
     Total stockholders' equity                             $ 202,392    183,480    192,548    200,007    204,439
     Dividends declared per Common share (6)                $    0.00       0.00       0.00       0.00       0.00

     ---------------------
     (1) The 2001 revenue increase is partially attributed to a $19.5 million sale of fiber optic cable system capacity.
     (2) The 1999 revenue increase is partially attributed to a $19.5 million sale of fiber optic cable system capacity.
     (3) Our net losses in 2000, 1999, 1998 and 1997 are primarily attributed to additional depreciation, amortization and interest expense resulting from the cable company acquisitions in October 1996. Net losses in 1999, 1998 and 1997 are also attributed to startup losses from our entry into local access services and Internet services markets. Net losses in 2000 are also attributed to additional interest expense resulting from our capital lease of satellite transponders in 2000 as further described in footnote 5 below.
     (4) Increases in assets and long-term debt in 1998 as compared to 1997 result primarily from our construction of a fiber-optic system connecting points in Alaska with Seattle Washington as further described in note 8 to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report.
     (5) We entered into a capital lease with a leasing company in March 2000 for the use of satellite transponders, as further described in note 12 to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report.
     (6) We have never paid a cash dividend on our common stock and do not anticipate paying dividends in the foreseeable future. We intend to retain our earnings, if any, for the development of our business. Payment of cash dividends in the future, if any, will be determined by the board of directors in light of our earnings, financial condition, credit agreements and other relevant considerations. Our existing bank loan agreements contain provisions that prohibit payment of dividends, other than stock dividends, as further described in note 5 to the Notes to Consolidated Financial Statements included in Part II of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, General Communication, Inc. and its direct and indirect subsidiaries are referred to as "we," "us" and "our."

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to unbilled revenues, allowance for doubtful accounts, depreciation and amortization periods, intangible assets, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our Cautionary Statement Regarding Forward-Looking Statements.

Overview
We have experienced significant growth in recent years through strategic acquisitions, deploying new business lines and expansion of our existing businesses. We have historically met our cash needs for operations, regular capital expenditures and maintenance capital expenditures through our cash flows from operating activities. Cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities.

Long-Distance Services
During 2001 long-distance services revenue represented 56.2% of consolidated revenues. Our provision of interstate and intrastate long-distance services to residential, commercial and governmental customers and to other common carriers (principally WorldCom, a related party, and Sprint), and provision of private line and leased dedicated capacity services accounted for 95.3% of our total long-distance services revenues during 2001. Factors that have the greatest impact on year-to-year changes in long-distance services revenues include the rate per minute charged to customers, usage volumes expressed as minutes of use, and the number of private line and leased dedicated service products in use.

Revenues from private line and other dedicated data services sales increased 19.7% to $34.7 million during 2001 as compared to 2000 due primarily to increasing demand for our data services by commercial and governmental customers.

We introduced a broadband product offering to hospitals and health clinics in 2000, supplementing broadband revenues derived from our SchoolAccess(TM) offering to rural school districts. Total broadband revenues increased 82.7% to $15.7 million during 2001 as compared to 2000. SchoolAccess(TM) services to nine school districts in Arizona and New Mexico began in July 2001.

Our long-distance services cost of sales and services has consisted principally of direct costs of providing services, including local access charges paid to LECs for originating and terminating long-distance calls in Alaska, and fees paid to other long-distance carriers to carry calls terminating in areas not served by our network (principally the Lower 49 states, most of which calls are carried over WorldCom's network, and international locations, which calls are carried principally over Sprint's network). During 2001, local access charges accounted for 65.9% of long-distance services cost of sales and services, fees paid to other long-distance carriers represented 28.1%, satellite transponder lease and undersea fiber maintenance costs represented 3.5%, and other costs represented 2.5% of long-distance services cost of sales and services.

Our long-distance services selling, general, and administrative expenses have consisted of operating and engineering, customer service, sales and communications, management information systems, general and administrative, and legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities, insurance and property taxes). A significant portion of long-distance services selling, general, and administrative expenses, 79.5% during 2001, represents operating and engineering costs.

Long-distance services face significant competition from AT&T Alascom, Inc., long-distance resellers, and from local telephone companies that have entered the long-distance market. We believe our approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow us to be competitive in providing those services.

Message telephone service revenues derived from other common carriers increased 11.5% to $80.1 million during 2001 as compared to 2000. The average rate charged other common carriers increased 6.5% during the same period due to the discontinued carriage of certain low-margin wholesale minutes and total minutes carried for other common carriers increased 4.8%. In conjunction with our purchase of a controlling interest in Kanas (see note 3 to the accompanying Notes to Consolidated Financial Statements) we negotiated a contract amendment with WorldCom in March 2001. The amendment extended the contract term to March 2006 and reduced the rate charged by us for certain WorldCom traffic over the extended term of the contract. The Sprint contract was amended in March 2002 extending its term to March 2007 with two one-year automatic extensions to March 2009. The amendment reduced the rate to be charged by us for certain Sprint traffic over the extended term of the contract.

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

Cable Services
During 2001, cable television revenues represented 21.4% of consolidated revenues. The cable systems serve 31 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

On March 31, 2001 we acquired the assets and customer base of G.C. Cablevision, Inc. through the issuance of 238,199 unregistered shares of GCI Class A common stock with a future payment in additional shares contingent upon certain conditions. This acquisition increased homes passed by 2,000 and added approximately 1,000 subscribers in Fairbanks and North Pole, Alaska.

On November 19, 2001 we acquired all of the common stock of Rogers American Cablesystems, Inc. ("Rogers"), a cable television service provider in Palmer and Wasilla, Alaska for approximately $19 million, of which $18.5 million was paid in 2001. This acquisition allowed our facilities to pass an additional 10,000 homes and added approximately 7,000 subscribers.

We generate cable services revenues from four primary sources: (1) digital and analog programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; (3) advertising sales; and (4) cable modem services (shared with our Internet services segment). During 2001 programming services generated 79.6% of total cable services revenues, equipment rental and installation fees accounted for 9.6% of such revenues, cable modem services accounted for 6.4% of such revenues, advertising sales accounted for 3.5% of such revenues, and other services accounted for the remaining 0.9% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services and digital and analog services, the average number of cable television and cable modem subscribers during a given reporting period, and revenues generated from new product offerings.

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

Local Access Services
We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. Local exchange services revenues totaled $25.2 million in 2001 representing 7.1% of consolidated revenues. The primary factors that contribute to year-to-year changes in local access services revenues are the average number of business and residential subscribers to our services during a given reporting period, the average monthly rates charged for non-traffic sensitive services and the number and type of additional premium features selected.

Our local access services segment faces significant competition in Anchorage, Fairbanks, and Juneau from the ILEC ACS and AT&T Alascom, Inc. We began marketing efforts in the Juneau market in the fourth quarter of 2001 and began provisioning service in the first quarter of 2002. We believe our approach to developing, pricing, and providing local access services and bundling different business segment services will allow us to be competitive in providing those services.

Internet Services
We generate Internet services revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) cable modem services (a portion of cable modem revenue is also recognized by our cable services segment). Internet services segment revenues totaled $12.0 million representing 3.4% of total revenues in 2001. The primary factors that contribute to year-to-year changes in Internet services revenues are the average number of subscribers to our services during a given reporting period, the average monthly subscription rates, and the number and type of additional premium features selected.

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

Other Services and Other Expenses
Telecommunications services revenues reported in the All Other category as described in note 9 in the accompanying Notes to Consolidated Financial Statements include sales of undersea fiber optic system capacity (see below), corporate network management contracts, telecommunications equipment sales and service, management services for Kanas through June 30, 2001 (see note 3 in the accompanying Notes to Consolidated Financial Statements), and other miscellaneous revenues (including revenues from cellular resale services, prepaid and debit calling card sales, and installation and leasing of customer's very small aperture terminal ("VSAT") equipment).

Revenues included in the All Other category represented 12.0% of total revenues in 2001 and included $19.5 million recognized from a fiber capacity sale, network solutions and outsourcing revenues totaling $19.0 million and communications equipment sales, cellular resale and other revenues totaling $4.3 million. The fiber capacity sale was a cash transaction completed in January 2001.

Depreciation, amortization and net interest expense on a consolidated basis decreased $2.1 million in 2001 as compared to 2000 resulting primarily from decreased interest rates in 2001 on our variable rate debt, the effect of an interest rate swap agreement described below, and decreased average outstanding long-term debt balances during the first six months of 2001. Partially offsetting these decreases was an increase in our depreciation expense due to our $43.7 million investment in equipment and facilities placed into service during 2000 for which a full year of depreciation was recorded during 2001, the $68.0 million investment in other equipment and facilities during 2001 for which a partial year of depreciation was recorded during 2001, and an increase in average outstanding indebtedness in the last six months of 2001.

As further described in note 1(l) to the accompanying Notes to Consolidated Financial Statements:

     - Effective January 3, 2001, we entered into an interest rate swap agreement to convert $50 million of 9.75% fixed rate debt to a variable interest rate equal to the 90 day Libor rate plus 334 basis points.
     - Effective September 21, 2001, we entered into an interest rate swap agreement to convert $25 million of variable interest rate debt to 3.98% fixed rate debt plus applicable margin.

Results of Operations

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):
                                                       Year Ended December 31,            Percentage Change(1)
                                                       -----------------------            -----------------
                                                                                          2001         2000
                                                                                           vs.          vs.
                                                   2001         2000          1999        2000         1999
                                                   ----         ----          ----        ----         ----
Statement of Operations Data:
  Revenues:
    Long-distance services                         56.2%        62.4%         58.8%        9.9%        11.4%
    Cable services                                 21.4%        23.2%         21.9%       12.7%        11.0%
    Local access services                           7.1%         6.9%          5.6%       24.9%        30.0%
    Internet services                               3.3%         2.9%          1.7%       42.4%        75.6%
    Other services                                 12.0%         4.6%         12.0%      219.3%       (60.2%)
                                               ------------------------------------------------------------------
      Total revenues                              100.0%       100.0%        100.0%       22.1%         4.8%
  Cost of sales and services                       39.1%        40.9%         43.9%       16.8%        (2.2%)
  Selling, general and administrative expenses     33.8%        35.8%         35.2%       15.2%         6.8%
  Depreciation and amortization                    16.0%        17.8%         15.3%        9.8%        21.8%
                                               ------------------------------------------------------------------
      Operating income                             11.1%         5.5%          5.6%      147.3%         1.6%
      Net income (loss) before income taxes
        and cumulative change in an accounting
        principle                                   2.4%        (7.4%)        (5.3%)     140.0%       (45.6%)
      Net income (loss) before cumulative
        change in an accounting principle           1.3%        (4.5%)        (3.3%)     134.7%       (44.1%)
      Net income (loss)                             1.3%        (4.5%)        (3.4%)     134.7%       (38.9%)

                                                      Year Ended December 31,            Percentage Change(1)
                                                       -----------------------            -----------------
                                                                                          2001         2000
                                                                                           vs.          vs.
                                                   2001         2000          1999        2000         1999
                                                   ----         ----          ----        ----         ----
Other Operating Data (2):
Long-distance services operating income (3)        34.8%        29.6%         26.8%       29.1%        23.3%
Cable services operating income (4)                20.2%        19.3%         21.2%       17.9%         1.5%
Local access services operating loss (5)           (5.8%)      (21.2%)       (31.5%)      65.9%        12.6%
Internet services operating loss (6)              (11.9%)      (35.2%)       (81.9%)      55.2%        24.4%

--------------------------
(1)Percentage change in underlying data.
(2)Includes customer service, marketing and advertising costs.
(3)Computed as a percentage of total external long-distance services revenues.
(4)Computed as a percentage of total external cable services revenues.
(5)Computed as a percentage of total external local access services revenues.
(6)Computed as a percentage of total external Internet services revenues.
--------------------------

Year Ended December 31, 2001 ("2001") Compared To Year Ended December 31, 2000 ("2000").

Revenues
Total revenues increased 22.1% from $292.6 million in 2000 to $357.3 million in 2001. Excluding the fiber optic cable capacity sale in 2001 as described in note 1(o) in the accompanying Notes to Consolidated Financial Statements, total revenues increased 15.4%.

Long-distance services revenues from residential, commercial, governmental, and other common carrier customers increased 9.9% to $200.7 million in 2001. The increase was largely due to the following:

     - An increase of 19.7% in private line and private network transmission services revenues to $34.7 million in 2001 due to an increased number of leased circuits in service,
     - An increase of 11.5% in message telephone service revenues from other common carriers (principally WorldCom and Sprint) to $80.1 million in 2001,
     - An increase of 82.7% to $15.7 million in 2001 revenues from our packaged telecommunications offering to rural hospitals and health clinics and our SchoolAccess(TM) offering to rural school districts. The increase is primarily due to an increase in circuits and services sold to rural hospitals and health clinics from 51 circuits at December 31, 2000 to 74 circuits at December 31, 2001,
     - An increase of 2.2% in total minutes of use to 1,059.2 million minutes primarily due to a 4.8% increase in wholesale minutes carried for other common carriers. After excluding certain low-margin wholesale minutes no longer carried for other common carriers, comparable total minutes over the prior year increased 13.5% and wholesale minutes carried for other common carriers increased 23.5% over the prior year, and
     - A 6.5% increase in the average rate per minute on minutes carried for other common carriers due to the discontinued carriage of certain low-margin wholesale minutes.

Long-distance services revenue increases described above were partially offset by a 3.3% decrease in our average rate per minute to $0.118 per minute in 2001 attributed to our promotion of and customers' enrollment in calling plans offering a certain number of minutes for a flat monthly fee.

Cable services revenues increased 12.7% to $76.6 million in 2001. Programming services revenues increased 9.4% to $60.9 million in 2001 and average gross revenue per average basic subscriber per month increased $0.35 or 0.7% in 2001 resulting from the following:

     - Basic subscribers served increased approximately 11,600 to approximately 132,000 at December 31, 2001 as compared to December 31, 2000 (the 2001 increase includes approximately 1,000 basic subscribers acquired from G.C. Cablevision, Inc. on March 31, 2001 and approximately 7,000 basic subscribers acquired from Rogers on November 19, 2001),
     -   Rates charged to subscribers in most systems increased as of February
         2001,
     - New facility construction efforts in 2001 and the acquisition of GC Cablevision, Inc. and Rogers subscribers resulted in approximately 14,800 additional homes passed, a 8.3% increase from 2000, and
     - Digital subscriber counts increased 81.8% to approximately 24,600 at December 31, 2001 as compared to December 31, 2000.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $2.5 million to $4.9 million in 2001.

Local access services revenues increased 24.9% in 2001 to $25.2 million. At December 31, 2001 approximately 79,200 lines were in service as compared to approximately 62,000 lines in service at December 31, 2000.

Internet services revenues increased 42.4% to $12.0 million in 2001 primarily due to growth in the average number of customers served. We had approximately 69,900 active residential, commercial and small business retail dial-up Internet subscribers at December 31, 2001 as compared to approximately 62,600 at December 31, 2000. We had approximately 26,500 active residential, commercial and small business retail cable modem subscribers at December 31, 2001 as compared to approximately 16,000 at December 31, 2000. Approximately 850 cable modem subscribers were acquired from Rogers on November 19, 2001.

The 219.3% increase in All Other revenues to $42.8 million in 2001 is primarily due to the $19.5 million fiber capacity sale in 2001 as previously described and increased revenues from managed services.

Cost of Sales and Service
Total cost of sales and services increased 16.8% to $139.8 million in 2001. As a percentage of total revenues, total cost of sales and services decreased from 40.9% in 2000 to 39.1% in 2001. Excluding the fiber capacity sale in 2001, total cost of sales and services as a percentage of total revenues decreased from 40.9% in 2000 to 36.1% in 2001.

Long-distance services cost of sales and services decreased 4.3% to $73.3 million in 2001. Long-distance services cost of sales as a percentage of long-distance services revenues decreased from 41.9% in 2000 to 36.5% in 2001 primarily due to reduced satellite transponder cost of sales beginning April 2000 upon our acquiring owned satellite transponder capacity, reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic, the conclusion of a dispute with ACS which allowed us to reverse $2.0 million in accrued costs, and a $450,000 non-recurring refund in 2001 from a local exchange carrier in respect of its earnings that exceeded regulatory requirements. Offsetting the 2001 decrease as compared to 2000 is a decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by us. We expect cost savings to occur as long-distance traffic originated, carried, and terminated on our own facilities grows.

Cable services cost of sales and services increased 16.9% to $20.8 million in 2001. Cable services cost of sales and services as a percentage of cable revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased from 26.2% in 2000 to 27.2% in 2001. Cable services rate increases did not keep pace with increases in programming costs in 2001. Programming costs increased for most of our cable services offerings, and we incurred additional costs on new programming introduced in 2000 and 2001.

Local access services cost of sales and services increased 30.4% to $14.0 million in 2001. Local access services cost of sales and services as a percentage of local access services revenues increased from 53.3% in 2000 to 55.6% in 2001. The local access services cost of sales increase as a percentage of local access services revenues is due to decreased external local access services revenues as the number of customers purchasing both long-distance and local access services from us increase. The increases in local access services cost of sales as a percentage of local access services revenues described above are off-set by economies of scale and more efficient network utilization as local access services revenues increase. ACS requested and received permission for a 7.7% increase in the local loop lease rate effective in November 2001. We expect the increased cost will result in a 4.0% to 5.0% increase in the local access services cost of sales as a percentage of local access services revenue for the year ended December 31, 2002.

Internet services cost of sales and services increased 8.2% to $4.7 million in 2001. Internet services costs of sales as a percentage of Internet services revenues totaled 39.6% and 52.1% in 2001 and 2000, respectively. The Internet services costs of sales decrease as a percentage of Internet services revenues is primarily due to a $5.6 million increase in Internet's portion of cable modem revenue that generally has higher margins than do other Internet products. As Internet services revenues increase, economies of scale and more efficient network utilization continue to result in reduced Internet cost of sales and services as a percentage of Internet services revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 15.2% to $120.8 million in 2001 and, as a percentage of total revenues, decreased from 35.9% in 2000 to 33.8% in 2001. Excluding the fiber capacity sale in 2001, selling, general and administrative expenses, as a percentage of total revenues, were 35.4% in 2001. The increase in selling, general and administrative expenses in 2001 is due to increased labor and health insurance costs, increased accrual of a company-wide success sharing bonus, and incremental new costs to operate GCI Fiber Communication Co., Inc. ("GFCC") (see note 3 to the accompanying Notes to Consolidated Financial Statements).

Marketing and advertising expenses as a percentage of total revenues decreased from 2.8% in 2000 to 2.4% in 2001. Excluding the fiber capacity sale in 2001, marketing and advertising expenses as a percentage of total revenues were 2.5% in 2001.

Depreciation and Amortization
Depreciation and amortization expense increased 9.8% to $57.1 million in 2001. The increase is attributable to our $43.7 million investment in equipment and facilities placed into service during 2000 for which a full year of depreciation was recorded during the year ended December 31, 2001 and the $68.0 million investment in other equipment and facilities placed into service during the year ended December 31, 2001 for which a partial year of depreciation was recorded during 2001.

Interest Expense, Net
Interest expense, net of interest income, decreased 19.0% to $30.9 million in 2001. This decrease resulted primarily from decreased interest rates in 2001 on our variable rate debt, a $943,000 net interest benefit earned in 2001 from our two interest rate swap agreements as previously described, decreased average outstanding long-term debt balances during the first six months of 2001 and a charge of $2.0 million to interest expense in 2000 to write-off previously capitalized interest expense. Partially offsetting these decreases were an increase in average outstanding indebtedness in the last six months of 2001 and an increase in our average outstanding capital lease obligation balances in the last six months of 2000.

Income Tax (Expense) Benefit
Income tax (expense) benefit was ($4.1) million in 2001 and $8.4 million in 2000. The change was due to our generation of net income before income taxes in 2001 as compared to a net loss before income taxes in 2000. Our effective income tax rate increased from 38.9% in 2000 to 47.0% in 2001 due to the effect of items that are nondeductible for income tax purposes.

At December 31, 2001, we have (1) tax net operating loss carryforwards of approximately $156.1 million that will begin expiring in 2007 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.1 million available to offset regular income taxes payable in future years. Our utilization of remaining net operating loss carryforwards is subject to certain limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. We estimate that our effective income tax rate for financial statement purposes will be 40% to 50% in 2002.

The Job Creation and Worker Assistance Act of 2002 was signed into law on March 9, 2002 and contains several provisions that are effective for tax years ending in 2001, one of which relates to net operating losses. The Act amends Internal Revenue Code ("IRC") Section 172(b)(1) to provide, generally, that a net operating loss for a tax year ending in 2001 or 2002 can be carried back five years, rather than the two-year carryback generally allowed by section 172(b)(1)(A). The Act also amends IRC Section 56(d)(1) to allow alternative minimum tax net operating losses carried forward into tax years ending in 2001 or 2002 to be used without regard to the 90 percent alternative minimum taxable income limitation that generally applies. In addition, alternative minimum tax net operating losses generated in 2001 or 2002 and carried back to an earlier year under IRC Section 172 are not subject to the 90 percent alternative minimum taxable income limitation. Statement of Financial Accounting Standard ("SFAS") No. 109 states that a change in tax law or rates that affects deferred income taxes is recorded in the statement of operations in the year of enactment. Accordingly the deferred income tax effect, which we estimate to total approximately $2 million, will be recorded as a reduction of our recorded deferred tax assets in our consolidated balance sheet in the first quarter of 2002.

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

Long-distance services revenues from residential, commercial, governmental, and other common carrier customers increased 11.4% to $182.7 million in 2000. The long-distance services revenue increase in 2000 was largely due to the following:

     - An increase of 14.4% in total minutes of use to 1,035.4 million minutes,
     - An increase of 31.6% in private line and private network transmission services revenues to $29.0 million in 2000 due to an increased number of customers,
     - An increase of 16.9% in message telephone service revenues from other common carriers (principally WorldCom and Sprint) to $71.8 million in 2000, and
     - An increase of 98.8% to $8.6 million in 2000 revenues from our SchoolAccess(TM) offering to rural school districts and a new offering to rural hospitals and health clinics. Our SchoolAccess(TM) product was provided to 155 schools at December 31, 2000, a 25% increase from 1999.

Long-distance services revenue increases were offset by the following:

     - A decrease of 2.4% in the number of active residential, small business and commercial customers billed from 90,800 at December 31, 1999 to 88,700 at December 31, 2000 primarily due to a competitor's offering allowing customers to place unlimited intrastate and interstate calls for a flat monthly fee, and
     - A 10.3% decrease in our average rate per minute on long-distance traffic from $0.136 per minute in 1999 to $0.122 per minute in 2000 attributed to our promotion of and customers' enrollment in calling plans offering discounted rates and length of service rebates, such plans being prompted in part by our primary long-distance competitor, AT&T Alascom, reducing its rates, entry of LECs into long-distance markets served by us, and to a change in the mix of wholesale minutes carried for other common carriers.

Cable services revenues increased 11.0% to $67.9 million in 2000. Programming services revenues increased 6.6% to $55.7 million in 2000 and revenue per average basic subscriber per month increased $0.12, or 0.3% in 2000. Revenue increases resulted from the following:

     - Basic subscribers increased approximately 3,600 to approximately 120,400 at December 31, 2000 as compared to December 31, 1999,
     -   Increased sales of pay-per-view and premium services,
     - New facility construction efforts in 2000 resulted in approximately 3,400 additional homes passed, a 1.9% increase from 1999, and
     - Digital subscribers increased 131.7% to 13,500 at December 31, 2000 as compared to December 31, 1999.

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

Internet services revenues increased 75.6% to $8.4 million in 2000 primarily due to growth in the average number of customers served. We had approximately 62,600 active residential, commercial and small business retail dial-up Internet subscribers at December 31, 2000 as compared to approximately 48,000 at December 31, 1999. We had approximately 16,100 active residential, commercial and small business retail cable modem subscribers at December 31, 2000 as compared to approximately 5,700 at December 31, 1999.

All Other revenues decreased 60.2% to $13.4 million in 2000 primarily due to the $19.5 million fiber capacity sale we completed in 1999 in a cash transaction. The sale included both capacity within Alaska, and between Alaska and the Lower 49 states.

Cost of Sales and Services
Cost of sales and services totaled $119.7 million in 2000 and $122.5 million in 1999. As a percentage of total revenues, cost of sales and services decreased from 43.9% in 1999 to 40.9% in 2000.

Long-distance services cost of sales and services decreased from $81.0 million in 1999 to $76.6 million in 2000. Long-distance cost of sales as a percentage of long-distance revenues decreased from 49.4% in 1999 to 41.9% in 2000 primarily due to the effect of reassigning traffic carried by satellite transponders and fiber optic cable from leased to owned capacity and reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic. Offsetting the 2000 decrease as compared to 1999 is a decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by us. We expect increased cost savings as traffic carried on our own facilities continues to grow.

Cable cost of sales and services as a percentage of cable revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased from 25.3% in 1999 to 26.2% in 2000. Cable services rate increases did not keep pace with increases in programming and copyright costs in 2000. Programming costs increased for most of our cable services offerings, and we incurred additional costs on new programming introduced in 1999 and 2000.

Local access services cost of sales and services as a percentage of local access services revenues increased from 50.8% in 1999 to 53.3% in 2000 primarily due to the fluctuations in cost of sales and services as a percentage of revenues inherent in this segment as it develops.

Internet services cost of sales and services increased $1.2 million to $4.4 million from 1999 to 2000. Internet services costs of sales as a percentage of Internet services revenues totaled 65.7% and 52.1% in 1999 and 2000, respectively. The Internet services costs of sales decrease as a percentage of Internet services revenues is primarily due to a $2.6 million increase in Internet services' portion of cable modem revenues which generally have higher margins than do other Internet products. As Internet services revenues have increased, economies of scale and more efficient network utilization have resulted in reduced Internet cost of sales and services as a percentage of Internet services revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 6.8% to $104.9 million in 2000. Selling, general and administrative expenses, as a percentage of total revenues, increased from 35.2% in 1999 to 35.9% in 2000.

Depreciation and Amortization
Depreciation and amortization expense increased 21.8% to $52.0 million in 2000. The increase is attributable to our $38.8 million investment in equipment and facilities placed into service during 1999 for which a full year of depreciation was recorded during the year ended December 31, 2000, the acquisition of a satellite transponder asset for which depreciation began in 2000, the $43.7 million investment in other equipment and facilities during 2000 for which a partial year of depreciation was recorded during 2000, and a charge of $1.7 million in 2000 resulting from a change in the estimated remaining lives of assets that we intend to replace in the future.

Interest Expense, Net
Interest expense, net of interest income, increased 24.6% to $38.1 million in 2000. This increase resulted primarily from increases in our average outstanding indebtedness from the capital lease of satellite transponder capacity in 2000, higher interest rates on our variable rate debt in 2000, and a charge of $2.0 million to interest expense in 2000 to write-off previously capitalized interest expense. The increase was partially offset by principal payments of $11.2 million in 2000. In 1999 interest expense was offset in part by one month of capitalized construction period interest attributed to the Alaska United undersea fiber optic cable system and we charged to interest expense $470,000 of deferred financing costs resulting from a Holdings Loan Facilities amendment that reduced our borrowing capacity.

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

Fluctuations in Quarterly Results of Operations

The following chart provides selected unaudited statement of operations data from our quarterly results of operations during 2001 and 2000:


                                                            (Amounts in thousands, except per share amounts)
                                                      -------------------------------------------------------------
                                                        First       Second       Third      Fourth       Total
                                                       Quarter      Quarter     Quarter     Quarter      Year
                                                      -------------------------------------------------------------
     2001
     Revenues:
       Long-distance services                      $    46,236      49,851      53,892      50,715     200,694
       Cable services                              $    18,046      18,873      19,113      20,522      76,554
       Local access services                       $     5,958       6,183       6,397       6,691      25,229
       Internet services                           $     2,619       3,134       3,019       3,224      11,996
       All Other services (1)                      $    24,058       7,494       5,598       5,635      42,785
                                                      -------------------------------------------------------------
          Total revenues                           $    96,917      85,535      88,019      86,787     357,258
     Operating income (1)                          $    13,042       8,411      10,192       7,928      39,573
     Net income before income taxes                $     4,322         436       2,717       1,184       8,659
     Net income                                    $     2,423         166       1,527         473       4,589
     Basic net income (loss) per common share      $      0.04       (0.01)       0.02        0.00        0.05
     Diluted net income (loss) per common
      share (2)                                    $      0.03       (0.01)       0.02        0.00        0.05

     2000
     Revenues:
       Long-distance services                      $    43,620      44,855      48,185      46,016     182,676
       Cable services                              $    15,930      16,660      16,708      18,600      67,898
       Local access services                       $     4,520       4,789       5,236       5,660      20,205
       Internet services                           $     1,713       2,018       2,188       2,506       8,425
       All Other services                          $     2,494       3,104       3,589       4,214      13,401
                                                      -------------------------------------------------------------
          Total revenues                           $    68,277      71,426      75,906      76,996     292,605
     Operating income                              $       877       3,550       5,610       5,966      16,003
     Net loss before income taxes                  $    (8,962)     (5,665)     (3,954)     (3,068)    (21,649)
     Net loss                                      $    (5,498)     (3,526)     (2,352)     (1,858)    (13,234)
     Basic and diluted net loss per common share   $     (0.12)      (0.08)      (0.05)      (0.04)      (0.29)

     -----------------
     (1) The first quarter of 2001 includes $19.5 million of revenue and $8.7 of operating income from the sale of long-haul capacity in the Alaska United undersea fiber optic cable system. See Part I, Item 1, Historical Development of our Business During the Past Fiscal Year for more information.
     (2) Due to rounding, the sum of quarterly net income (loss) per common share amounts does not agree to total year net income per common share amounts.
     -----------------

Revenues
Total revenues for the quarter ended December 31, 2001 ("fourth quarter") were $86.8 million, representing a 1.4% decrease from $88.0 million for the quarter ended September 30, 2001 ("third quarter"). The fourth quarter decrease resulted primarily from a 5.9% decrease in long-distance services revenue to $50.7 million primarily due to the following:

     - Revenues from other common carriers decreased 8.4% to $20.5 million, primarily due to a 10.5% decrease in minutes carried to 180.4 million minutes. The decrease in minutes is largely due to seasonality,
     - A 6.3% decrease in long-distance minutes of traffic carried for customers other than other common carriers to 83.6 million minutes primarily due to seasonality, and
     - A decrease in the long-distance services average rate per minute from $0.119 in the third quarter to $0.118 in the fourth quarter.

The decrease in long-distance service revenue was partially offset by a 7.4% increase in cable services revenues to $20.5 million resulting from the following:

     - Basic subscribers served increased approximately 9,000 to approximately 132,000 (of which approximately 7,000 basic subscribers were acquired from Rogers on November 19, 2001), and

     - Digital subscriber counts increased 14.4% to approximately 24,600 at December 31, 2001 as compared to September 30, 2001.

Long-distance revenues have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers spend more time at home and tend to watch more television during these months. Local access and Internet services are not expected to exhibit significant seasonality. Our ability to implement construction projects is also hampered during the winter months because of cold temperatures, snow and short daylight hours.

Cost of Sales and Services
Cost of sales and services decreased from $32.7 million in the third quarter to $31.1 million in the fourth quarter. As a percentage of revenues, third and fourth quarter cost of sales and services totaled 37.2% and 35.9%, respectively. The fourth quarter decrease as a percentage of revenues primarily results from a $450,000 non-recurring refund in the third quarter from a local exchange carrier in respect of its earnings that exceeded regulatory requirements, and reductions in access costs due to distribution and termination of traffic on our own long-distance and local services networks instead of paying other carriers to distribute and terminate our traffic. We expect cost savings to continue as traffic carried on our own facilities grows.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 4.7% to $32.4 million in the fourth quarter as compared to the third quarter. As a percentage of revenues, fourth quarter selling, general and administrative expenses were 37.4% as compared to 35.2% for the third quarter. The increase in selling, general and administrative expenses in the fourth quarter as a percentage of revenues as compared to the third quarter is primarily due to reduced revenues without a comparable decrease in costs, increased accrual of company-wide success sharing and incentive compensation bonuses, and new product development costs.

Net Income
We reported net income of $473,000 for the fourth quarter as compared to a $1.5 million for the third quarter. The decrease is due to decreased operating income partially offset by decreased net interest expense and decreased income tax expense.

Liquidity and Capital Resources
Cash flows from operating activities totaled $82.3 million in 2001 as compared to $41.4 million in 2000, net of changes in the components of working capital. The increase in 2001 is primarily due to the fiber capacity sale in 2001 and increased cash flow from substantially all service offerings. Expenditures for property and equipment, including construction in progress, totaled $68.0 million in 2001. Other uses of cash during 2001 included the acquisition of all of the common stock of Rogers for approximately $19 million (of which $18.5 million was paid in 2001) net of cash received, repayment of $13.7 million of long-term borrowings and capital lease obligations, advances to Kanas and payments on Kanas' behalf of approximately $5.6 million (see note 3 to the accompanying Notes to Consolidated Financial Statements), payment of a $1.2 million equipment lease deposit, and payment of $2.2 million in preferred stock dividends. Other sources of cash in 2001 include $29.0 million in long-term borrowings and $3.9 million from the issuance of our common stock.

Trade receivables increased $9.0 million from December 31, 2000 to December 31, 2001 primarily due to an increase in other common carrier trade receivables and broadband trade receivables related to our services to hospitals and health clinics. The increase in other common carrier trade receivables is primarily due to a 11.5% increase in message telephone service revenues to $80.1 million in 2001 from other common carriers. The increase in broadband trade receivables is primarily due to a 278.9% increase in broadband revenues to $7.5 million in 2001 related to our provision of services to hospitals and health clinics.

Working capital deficit totaled ($4.8) million at December 31, 2001, a $15.4 million decrease from working capital of $10.6 million as of December 31, 2000. The decrease is primarily attributed to our use of proceeds from the 2001 fiber capacity sale to purchase long-term capital assets and repay long-term debt and the classification of $5.7 million to current maturities of long-term debt.

Our semi-annual Senior Notes interest payments of $8.8 million are due in the first and third quarters.

On April 13, 1999, we amended our Holdings credit facilities. The amended facilities reduced the aggregate commitment by $50,000,000 to $200,000,000 and provided for the payment of a one-time amendment fee of $530,000. Pursuant to the FASB Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements," we recorded as additional interest expense $472,000 of deferred financing costs in the second quarter of 1999 associated with reduced borrowing capacity resulting from the amendment.

On October 25, 2000, March 23, 2001, April 27, 2001 and October 31, 2001 we further amended the Holdings $150,000,000 and $50,000,000 credit facilities. Certain of these amendments provided for our acquisitions of Kanas and Rogers, and contain, among other things, provision for payment of amendment fees of $433,000, changes in certain financial covenants and ratios, and a limit of $70 million and $60 million for 2001 and 2002, respectively, for capital expenditures (excluding capital expenditures by certain subsidiaries). Under these amendments, Holdings may not permit the ratio of:

     - Senior debt to annualized operating cash flow (as defined) of Holdings and certain of its subsidiaries to exceed 2.50 to 1.0 through September 30, 2003 and,
     - Fixed charges coverage ratio (as defined) of Holdings and certain of its subsidiaries to exceed 1.00 to 1.00 from January 1, 2003 through March 31, 2004 (which adjusts to 1.05 to 1.0 in April, 2004 and thereafter).

On December 17, 2001 we further amended the Holdings $150,000,000 and $50,000,000 credit facilities. We paid a one-time fee of $438,000 in conjunction with this amendment. Changes in certain financial covenants and ratios outlined in this amendment are effective only upon the acquisition of the assets of WCI Cable, Inc. and its subsidiaries ("WCIC") (see note 12). Because of the uncertainty of the likelihood that we will complete the acquisition of the assets of WCIC we recognized the amendment fee as an expense during the year ended December 31, 2001 rather than deferring and amortizing the fee over the remaining life of the Senior Holdings Loan. Under these amendments, the applicable margin has been increased to the following amounts:

                                Total Leverage Ratio                              Base Rate           LIBOR
                                --------------------                              ---------           -----
       Greater than or equal to 6.50 to 1.00                                        1.375%            2.500%
       Greater than or equal to 6.00 to 1.00 but less than 6.50 to 1.00             1.000%            2.125%
       Greater than or equal to 5.50 to 1.00 but less than 6.00 to 1.00             0.750%            1.875%
       Greater than or equal to 5.00 to 1.00 but less than 5.50 to 1.00             0.500%            1.625%
       Greater than or equal to 4.50 to 1.00 but less than 5.00 to 1.00             0.250%            1.375%
       Greater than or equal to 4.00 to 1.00 but less than 4.50 to 1.00             0.000%            1.250%
       Less than 4.00 to 1.00                                                       0.000%            1.000%

If we complete the acquisition of the assets of WCIC and its subsidiaries and we enter into a refinancing of a portion of the Senior Holdings Loan the base rate and LIBOR applicable margins will be 1.125% and 2.250%, respectively. Additionally, the amendments require changes in certain financial covenants and ratios and a capital expenditure limit of $70 million in 2001, $65 million in 2002, $50 million in 2003, and $15 million in January 1, 2004 through March 31, 2004 (excluding capital expenditures by certain subsidiaries). Additionally if the acquisition is completed, Holdings may not permit the fixed charges coverage ratio (as defined) of Holdings and certain of its subsidiaries to exceed 1.00 to
1.00 from January 1, 2003 through December 31, 2004 (which adjusts to 1.05 to
1.0 in January, 2005 and thereafter).

We were in compliance with all loan covenants at December 31, 2001.

We borrowed an additional $9.0 million on our Holdings credit facilities in the first quarter of 2002. We are scheduled to make a $5.7 million principal payment on our Holdings credit facilities in the fourth quarter of 2002, though we expect to refinance the Holdings credit facilities prior to the due date of such payment.

Our expenditures for property and equipment, including construction in progress, totaled $68.0 million and $48.9 million during 2001 and 2000, respectively. We expect our expenditures for property and equipment, including construction in progress, for our core operations to total $50 million - $60 million during the year ended December 31, 2002. Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, continuing development of our PCS network, cable telephony, and upgrades to our cable television plant. Additional capital expenditures will be incurred if we successfully acquire backup or standby facilities as described above. You should also see note 12 to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report for more information.

Dividends earned on our Series B preferred stock are payable at the semi-annual payment dates of April 30 and October 31 of each year. The determination of whether additional dividends will be paid in cash or additional fully paid shares of Series B preferred stock is made at each semi-annual payment date through the four-year anniversary of the April 30, 1999 closing. Dividends earned after the four-year anniversary of closing are payable semi-annually in cash only. In October 2001, a Series B preferred stockholder converted 5,665 shares of Series B preferred stock to shares of GCI Class A common stock.

We issued 10,000 shares of Series C preferred stock on June 30, 2001 to acquire a controlling interest in Kanas (see note 3 to the accompanying Notes to Consolidated Financial Statements). The non-voting Series C preferred stock is convertible at $12 per share into GCI Class A common stock and pays a 6% per annum quarterly cash dividend. We may redeem the Series C preferred stock at any time in whole but not in part. Mandatory redemption is required at any time after the fourth anniversary date at the option of holders of 80% of the outstanding shares of the Series C preferred stock. The redemption price is $1,000 per share plus the amount of all accrued and unpaid dividends, whether earned or declared, through the redemption date. In the event of a liquidation of GCI, the holders of the Series C preferred stock shall be entitled to be paid an amount equal to the redemption price before any distribution or payment is made upon Junior Securities.

Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and long-term debt arrangements, are summarized below and are more fully disclosed in notes 5 and 12 to the accompanying Notes to Consolidated Financial Statements (amounts in thousands):

                                                      Payments Due by Period
                                            ---------------------------------------------
                                                                                After 5
                                               Total     1-3 Years  4-5 Years    Years
                                            ----------- ---------- ---------- -----------
   Long-term debt                          $  351,700     110,272     58,571    182,857
   Capital lease obligations                   47,282       6,724     12,414     28,144
   Operating leases                            40,344      21,603      8,372     10,369
                                            ----------- ---------- ---------- -----------
     Total contractual obligations         $  439,326     138,599     79,357    221,370
                                            =========== ========== ========== ===========

$3.0 million of the Senior Holdings Loan facilities have been used to provide a letter of credit to secure payment of certain access charges associated with our provision of telecommunications services within the State of Alaska.

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

New Accounting Standards
In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. This statement addresses how acquired goodwill and other intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. This statement also requires expanded disclosure for goodwill and other intangible assets. We will adopt this standard January 1, 2002.

Under this statement, goodwill and other intangibles with indefinite useful lives will no longer be amortized on a prospective basis. Impairment tests will be preformed at least annually based on a fair value comparison. Intangibles that have finite useful lives will continue to be amortized over their respective useful lives. We estimate that our 2002 goodwill amortization expense will be reduced by approximately $1.2 million as a result of adopting this standard.

We are waiting for further guidance from the FASB and/or the SEC on whether our cable franchise agreements qualify as indefinite lived intangible assets. This guidance is expected before we file our first quarter 2002 Form 10-Q. As of December 31, 2001, we had unamortized franchise agreement assets of $191.1 million, and recorded amortization expense related to these during 2001 of $5,179,000. Upon adoption of SFAS No. 142, we may cease amortization of our franchise agreement assets if they are determined to have indefinite lives under SFAS No. 142.

At the date of adoption, we will be required to complete a transitional intangible asset impairment test. Any resulting impairment loss will be recognized as a cumulative effect of a change in accounting principle. We are in the process of evaluating whether any of our goodwill or intangible asset values are impaired pursuant to the provisions of SFAS No. 142 and 144 (as described below). Although our analysis is not complete, we currently do not expect write-downs of the carrying value of our intangible assets or goodwill, if any, to have a material affect on our results of operations, financial position and cash flows.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We will be required to adopt this statement no later than January 1, 2003 and do not expect that it will have a material effect on our results of operations, financial position and cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". However it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. We will adopt this statement January 1, 2002 and do not expect that it will have a material effect on our results of operations, financial position and cash flows.

Critical Accounting Policies
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     - We recognize unbilled revenues based upon minutes of use processed and established rates, net of credits and adjustments.
     - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
     - When recording depreciation expense associated with our telephony and cable television distribution systems, we use estimated useful lives. Because of changes in technology and industry conditions, we periodically evaluate the useful lives of our telephony and cable television distribution systems. These evaluations could result in a change in useful lives in future periods.
     - When recording amortization expense on intangible assets, we use estimated useful lives. We periodically evaluate the useful lives of our intangible assets. These evaluations could result in a change in useful lives in future periods. Additionally, we periodically review the valuation of our intangible assets. These reviews could result in write-down of the value of intangible assets.
     - We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.
     - We have recorded revenues in 1999 and 2001 associated with cash sales of indefeasible rights to use certain amounts of our fiber system capacity. The fiber system capacity sold was treated as integral equipment because it is attached to real estate. Because, in each sale, all of the benefits and risks of ownership were transferred to the purchaser upon full receipt of the purchase price and other terms of the contract meet the requirements of SFAS No. 66, "Accounting for Sales of Real Estate," we accounted for the fiber capacity sales as sales-type leases. The accounting for the sale of fiber system capacity is currently evolving and accounting guidance may become available in the future which could require us to change our policy. If we are required to change our policy, it is likely the effect would be to recognize the gain from future sales of fiber capacity, if any, over the term the capacity is provided.

Geographic Concentration and the Alaska Economy
We offer voice and data telecommunication and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and of our operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. In fiscal 2001 the state's preliminary actual results indicate that Alaska's oil revenues and federal funding supplied 60% and 35%, respectively, of the state's total revenues. Investment losses negatively affected the state's total revenues in fiscal 2001 due to the recent decline in its stock market investments. Investment losses comprised 16.1% of the state's total revenues. All of the federal funding is dedicated for specific purposes, leaving oil revenues as the primary funding source of general operating expenditures. In fiscal 2002 state economists forecast that Alaska's federal funding, oil revenues, and investment earnings will supply 43%, 32% and 9%, respectively, of the state's total projected revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System ("TAPS") over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of 0.991 million barrels produced per day in fiscal 2001. The state forecasts the production of 1.012 million barrels per day in fiscal 2002. The state forecasts a production rate slightly above 1.0 million barrels per day through fiscal 2010 due to future development of recent discoveries in the National Petroleum Reserve Alaska, further development of heavy oil in both the Kuparuk and Prudhoe Bay fields, and additional satellite field development.

Market prices for North Slope oil averaged $27.85 in fiscal 2001 and are forecasted to average $20.55 in fiscal 2002. State economists forecast the average price of North Slope oil to decline to $18.81 in fiscal 2003. The closing price per barrel was $21.02 on March 15, 2002.

State economists believe that growth in demand for crude oil will bottom out in 2002 as the result of the economic recession in the United States and the September 11, 2001 terrorist attacks, with the consequent reduction of air travel and jet fuel usage. State economists believe demand for oil will then begin to increase at just over 1.5% per year, an amount close to the historical average. Economists also believe that non-Organization of Petroleum Exporting Countries will increase their production in 2002 through 2004, putting significant pressure on the Organization of Petroleum Exporting Countries ("OPEC") to reduce their production if they want to support an OPEC oil price between $22 and $28 per barrel. The production policy of OPEC and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

The State of Alaska maintains the Constitutional Budget Reserve Fund that is intended to fund budgetary shortfalls. If the state's current projections are realized, the Constitutional Budget Reserve Fund will be depleted in 2004. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance the budget. The governor of the State of Alaska and the Alaska legislature continue to pursue cost cutting and revenue enhancing measures. A legislative fiscal policy caucus has been formed and caucus members believe they need to take action in 2002 to prevent a fiscal crisis. The caucus is considering an income tax, a sales tax, an increase in the alcohol and motor fuel taxes, a tax on cruise ship passengers, additional tax revenue from the oil and gas industry, a reduction in oil and gas royalty deposits to the Alaska Permanent Fund, and capping the annual Alaska Permanent Fund dividend check to Alaskans.

Tourism, air cargo, and service sectors have helped offset the prevailing pattern of oil industry downsizing that has occurred during much of the last several years. Funds from federal sources totaling $2.1 billion are expected to be distributed to the State of Alaska for highways and other federally supported projects in fiscal 2002.

Should new oil discoveries or developments not materialize or the price of oil become depressed, the long term trend of continued decline in oil production from the Prudhoe Bay field area is inevitable with a corresponding adverse impact on the economy of the state, in general, and on demand for telecommunications and cable television services, and, therefore, on us, in particular. In the past year, there has been a renewed effort to allow exploration and development in the Arctic National Wildlife Refuge ("ANWR"). On August 2, 2001 the U.S. House of Representatives voted in favor of opening ANWR and now the bill must go before the Senate. The U.S. Department of Energy estimates it could take seven to twelve years after approval of ANWR exploration for the first production.

Deployment of a natural gas pipeline from the State of Alaska's North Slope to the Lower 48 states has been proposed to supplement natural gas supplies. A competing natural gas pipeline through Canada has also been proposed. The economic viability of a natural gas pipeline depends upon the price of and demand for natural gas. Either project could have a positive impact on the State of Alaska's revenues and the Alaska economy. According to their public comments, neither Exxon Mobil, BP nor Phillips Petroleum, Alaska's large natural gas owners, believe either natural gas pipeline makes financial sense based upon their preliminary analysis, though Phillips Petroleum says it will move forward with permitting of the project if certain federal income tax incentives are included. The governor of the State of Alaska and certain natural gas transportation companies continue to support a natural gas pipeline from Alaska's North Slope by trying to reduce the project's costs and by advocating for federal tax incentives to further reduce the project's costs. In February 2002 Senate Majority Leader Tom Daschle announced he will offer an amendment to his energy bill mandating the following:

     - A North Slope natural gas pipeline will follow the Alaska Highway route,
     - Gas producers will be allowed to take a credit on their federal income taxes if prices fall,
     -   Alaskans along the pipeline route will have access to the gas, and
     -   Future gas discoveries will be allowed to move through the pipeline.

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market. The customer base in Alaska is limited, however, with a population of approximately 627,000 people. The State of Alaska's population is distributed as follows:

     -   42% are located in the Municipality of Anchorage,
     -   13% is located in the Fairbanks North Star Borough, and
     -   5% is located in the City and Borough of Juneau.

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

Seasonality
Long-distance revenues have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers spend more time at home and tend to watch more television during these months. Local access and Internet services are not expected to exhibit significant seasonality. Our ability to implement construction projects is also hampered during the winter months because of cold temperatures, snow and short daylight hours.

Regulatory Developments
You should read Part I, Item 1 Business, Regulation, Franchise Authorizations and Tariffs for more information about regulatory developments affecting us.

Inflation
We do not believe that inflation has a significant effect on our operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We do not hold derivatives for trading purposes.

Our Senior Holdings Loan agreement carries interest rate risk. Amounts borrowed under this agreement bear interest at either Libor plus 1.0% to 2.5%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of December 31, 2001, we have borrowed $111.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $1,117,000 in additional gross interest cost on an annualized basis.

On January 3, 2001 we entered into an interest rate swap agreement to convert $50 million in 9.75% fixed rate debt to a variable interest rate equal to the 90 day Libor rate plus 334 basis points. The swap agreement carries interest rate risk. Should the Libor rate change, our interest expense will increase or decrease accordingly. A 1% change in the variable interest rate will change the annualized benefit of the swap by $500,000. As of December 31, 2001, the interest rate spread between the fixed and swapped variable rate is 4.18%, an annualized reduction in interest expense of approximately $2,090,000.

On September 21, 2001, we entered into an interest rate swap agreement to convert $25 million of variable interest rate debt to 3.98% fixed rate debt plus applicable margin. The swap agreement carries interest rate risk. Should the Libor rate change, our interest expense will increase or decrease accordingly. A 1% change in the variable interest rate will change the annualized benefit of the swap by $250,000. As of December 31, 2001, the interest rate spread between the variable rate and swapped fixed rate is 1.33%, an annualized increase in interest expense of approximately $333,000.

Our Fiber Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 2.5%-2.75%, or at our choice, the lender's prime rate plus 1.25%-1.5%. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of December 31, 2001, we have borrowed $60.0 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $600,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of December 31, 2001, we have borrowed $45.9 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $459,000 in additional gross interest cost on an annualized basis.

Item 8.  Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on Page 84. The financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    Part III

Incorporated herein by reference from our Proxy Statement for our 2002 Annual Shareholders' meeting.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
General Communication, Inc.:


We have audited the accompanying consolidated balance sheets of General Communication, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Communication, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



                                    /s/

                                    KPMG LLP

Anchorage, Alaska
March 8, 2002

                                 GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                                                                     December 31,
                                           ASSETS                                                  2001        2000
-------------------------------------------------------------------------------------------    ----------- ------------
                                                                                                (Amounts in thousands)
Current assets:
   Cash and cash equivalents                                                                  $    11,097       5,962
                                                                                                ----------- -----------
   Receivables:
     Trade                                                                                         58,895      49,872
     Employee and other                                                                             1,587         378
                                                                                                ----------- -----------
                                                                                                   60,482      50,250
   Less allowance for doubtful receivables                                                          4,166       2,864
                                                                                                ----------- -----------
       Net receivables                                                                             56,316      47,386
                                                                                                ----------- -----------
   Prepaid and other current assets                                                                 3,061       2,505
   Deferred income taxes, net                                                                       4,690       3,221
   Inventories                                                                                      3,462       5,717
   Property held for sale                                                                             481      10,877
   Notes receivable with related parties                                                              182         241
                                                                                                ----------- -----------

       Total current assets                                                                        79,289      75,909
                                                                                                ----------- -----------

Property and equipment in service, at cost:
   Land and buildings                                                                               3,116       3,051
   Telephony distribution systems                                                                 335,238     294,300
   Cable television distribution systems                                                          134,697     106,953
   Support equipment                                                                               46,013      40,831
   Transportation equipment                                                                         4,890       3,867
   Property and equipment under capital leases                                                     50,771      50,771
                                                                                                ----------- -----------
                                                                                                  574,725     499,773
   Less accumulated depreciation                                                                  178,838     151,971
                                                                                                ----------- -----------
     Net property and equipment in service                                                        395,887     347,802
   Construction in progress                                                                         8,121       8,097
                                                                                                ----------- -----------
       Net property and equipment                                                                 404,008     355,899
                                                                                                ----------- -----------
Cable certificates, net of amortization of $26,884,000 and $21,509,000 at December 31,
   2001 and 2000, respectively                                                                    191,132     184,983
Goodwill, net of amortization of $7,200,000 and $5,952,000 at December 31,
   2001 and 2000, respectively                                                                     40,940      40,002
Other intangible assets, net of amortization of $1,252,000 and $729,000 at December 31,
   2001 and 2000, respectively                                                                      3,387       3,936
Deferred loan and senior notes costs, net of amortization of $5,568,000 and $4,166,000 at
   December 31, 2001 and 2000, respectively                                                         7,630       8,402
Notes receivable with related parties                                                               3,246       3,235
Property held for sale                                                                              1,170       1,550
Other assets, at cost, net of amortization of $70,000 and $63,000 at December
   31, 2001 and 2000, respectively                                                                  3,877       5,091
                                                                                                ----------- -----------
       Total other assets                                                                         251,382     247,199
                                                                                                ----------- -----------
       Total assets                                                                           $   734,679     679,007
                                                                                                =========== ===========

See accompanying notes to consolidated financial statements.


                                       85                            (Continued)

                                 GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                (Continued)
                                                                                                     December 31,
                            LIABILITIES AND STOCKHOLDERS' EQUITY                                   2001        2000
-------------------------------------------------------------------------------------------    ------------ -----------
                                                                                                (Amounts in thousands)
Current liabilities:
   Current maturities of long-term debt and obligations under capital leases                  $     7,346       1,600
   Accounts payable                                                                                36,464      29,094
   Accrued payroll and payroll related obligations                                                 15,289      10,385
   Deferred revenue                                                                                11,129       9,477
   Accrued interest                                                                                 8,049       9,256
   Accrued liabilities                                                                              4,697       4,134
   Subscriber deposits                                                                              1,121       1,362
                                                                                                ----------- -----------
     Total current liabilities                                                                     84,095      65,308

Long-term debt, excluding current maturities                                                      346,000     334,400
Obligations under capital leases, excluding current maturities                                     45,016      46,882
Obligation under capital lease due to related party, excluding current maturities                     620         214
Deferred income taxes, net of deferred income tax benefit                                          25,069      22,057
Other liabilities                                                                                   4,580       4,077
                                                                                                ----------- -----------
     Total liabilities                                                                            505,380     472,938
                                                                                                ----------- -----------

Redeemable preferred stock                                                                         26,907      22,589
                                                                                                ----------- -----------
Stockholders' equity:
   Common stock (no par):
     Class A.  Authorized 100,000,000 shares; issued 50,967,196 and 48,642,870 shares at
       December 31, 2001 and 2000, respectively                                                   195,647     182,706

     Class B. Authorized 10,000,000 shares; issued 3,882,843 and 3,904,038 shares at December 31, 2001 and 2000, respectively; convertible on a share-per-share basis
       into Class A common stock                                                                    3,281       3,299

     Less cost of 357,958 Class A common shares held in treasury at December 31,
       2001 and 2000, respectively                                                                 (1,659)     (1,659)

  Paid-in capital                                                                                  10,474       7,368
  Notes receivable with related parties issued upon stock option exercise                          (2,588)     (2,976)
  Retained deficit                                                                                 (2,771)     (5,258)
  Accumulated other comprehensive income                                                                8         ---
                                                                                                ----------- -----------
     Total stockholders' equity                                                                   202,392     183,480
                                                                                                ----------- -----------
     Commitments and contingencies
     Total liabilities and stockholders' equity                                               $   734,679     679,007
                                                                                                =========== ===========

See accompanying notes to consolidated financial statements.

                                                GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                             2001              2000             1999
                                                                         -------------     ------------     -------------
                                                                          (Amounts in thousands except per share amounts)
Revenues                                                               $   357,258           292,605          279,179

Cost of sales and services                                                 139,793           119,712          122,467
Selling, general and administrative expenses                               120,815           104,918           98,282
Depreciation and amortization expense                                       57,077            51,972           42,680
                                                                         -------------     ------------     -------------
   Operating income                                                         39,573            16,003           15,750
                                                                         -------------     ------------     -------------

Interest expense                                                            31,208            38,845           31,237
Interest income                                                                294               702              621
                                                                         -------------     ------------     -------------
  Interest expense, net                                                     30,914            38,143           30,616

Gain on sale of property and equipment                                         ---               491              ---
                                                                         -------------     ------------     -------------
   Net income (loss) before income taxes and cumulative effect of
      a change in accounting principle                                       8,659           (21,649)         (14,866)

Income tax (expense) benefit                                                (4,070)            8,415            5,683
                                                                         -------------     ------------     -------------
   Net income (loss) before cumulative effect of a change in
      accounting principle                                                   4,589           (13,234)          (9,183)

   Cumulative effect of a change in accounting principle, net of
      income tax benefit of $245                                               ---               ---              344
                                                                         -------------     ------------     -------------
      Net income (loss)                                                $     4,589           (13,234)          (9,527)
                                                                         =============     ============     =============

Basic and diluted net income (loss) per common share:
   Income (loss) before cumulative effect of a change in
      accounting principle                                             $      0.05             (0.29)           (0.20)
   Cumulative effect of a change in accounting principle                      0.00              0.00            (0.01)
                                                                         -------------     ------------     -------------
      Net income (loss)                                                $      0.05             (0.29)           (0.21)
                                                                         =============     ============     =============

See accompanying notes to consolidated financial statements.

                                                   GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                                                       Notes
                                                                 Class A             Receivable             Accumulated
                                             Class A   Class B    Shares              Issued to  Retained      Other
                                              Common    Common    Held in   Paid-in   Related    Earnings   Comprehensive
 (Amounts in thousands)                        Stock    Stock    Treasury   Capital   Parties   (Deficit)     Income         Total
                                          ------------------------------------------------------------------------------------------
 Balances at December 31, 1998               $172,708   3,432     (1,607)    5,609      (637)     20,502        ---         200,007
 Net loss                                         ---     ---        ---       ---       ---      (9,527)       ---          (9,527)
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                       ---     ---        ---       211       ---         ---        ---             211
 Class B shares converted to Class A               10     (10)       ---       ---       ---         ---        ---             ---
 Shares issued under stock option plan          1,595     ---        ---       ---    (1,389)        ---        ---             206
 Shares issued under officer stock
   option agreement and notes issued
   upon officer stock option exercise              38     ---        ---       ---      (141)        ---        ---            (103)
 Amortization of the excess of GCI stock
   market value over stock option
   exercise cost on date of stock option
   grant                                          ---     ---        ---       431       ---         ---        ---             431
 Shares issued to Employee Stock
   Purchase Plan                                1,770     ---        ---       ---       ---         ---        ---           1,770
 Warrants issued                                  ---     ---        ---        92       ---         ---        ---              92
 Shares issued upon acquisition of
   customer base                                  619     ---        ---       ---       ---         ---        ---             619
 Preferred stock dividends                        ---     ---        ---       ---       ---      (1,158)       ---          (1,158)
                                          ------------------------------------------------------------------------------------------
 Balances at December 31, 1999                176,740   3,422     (1,607)    6,343    (2,167)      9,817        ---         192,548

 Net loss                                         ---     ---        ---       ---       ---     (13,234)       ---         (13,234)
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                       ---     ---        ---       640       ---         ---        ---             640
 Class B shares converted to Class A              123    (123)       ---       ---       ---         ---        ---             ---
 Shares issued under stock option plan
   and notes issued upon stock option
   exercise                                     1,213     ---        ---       ---      (809)        ---        ---             404
 Amortization of the excess of GCI stock
   market value over stock option
   exercise cost on date of stock option
   grant                                          ---     ---        ---       385       ---         ---        ---             385
 Shares issued upon warrant exercise            1,381     ---        ---       ---       ---         ---        ---           1,381
 Shares issued to Employee Stock
   Purchase Plan                                3,249     ---        ---       ---       ---         ---        ---           3,249
 Purchase of treasury stock                       ---     ---        (52)      ---       ---         ---        ---             (52)
 Preferred stock dividends                        ---     ---        ---       ---       ---      (1,841)       ---          (1,841)
                                          ------------------------------------------------------------------------------------------
 Balances at December 31, 2000               $182,706   3,299     (1,659)    7,368    (2,976)     (5,258)       ---         183,480
                                          ------------------------------------------------------------------------------------------


                                       88                   (Continued)

                                                   GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                                    (Continued)
                                                                                       Notes
                                                                 Class A             Receivable             Accumulated
                                             Class A   Class B    Shares              Issued to  Retained      Other
                                              Common    Common    Held in   Paid-in   Related    Earnings   Comprehensive
 (Amounts in thousands)                        Stock    Stock    Treasury   Capital   Parties   (Deficit)     Income         Total
                                          ------------------------------------------------------------------------------------------
 Balances at December 31, 2000               $182,706   3,299     (1,659)    7,368    (2,976)     (5,258)       ---         183,480
 Net income                                       ---     ---        ---       ---       ---       4,589        ---           4,589
 Fair value of cash flow hedge, net of
   income tax expense of $5                       ---     ---        ---       ---       ---         ---          8               8
 Comprehensive income                             ---     ---        ---       ---       ---         ---        ---           4,597
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                       ---     ---        ---     2,317       ---         ---        ---           2,317
 Class B shares converted to Class A               18     (18)       ---       ---       ---         ---        ---             ---
 Shares issued under stock option plan          4,182     ---        ---       ---      (300)        ---        ---           3,882
 Amortization of the excess of GCI stock
   market value over stock option
   exercise cost on date of stock option
   grant                                          ---     ---        ---       789       ---         ---        ---             789
 Shares issued to Employee Stock
   Purchase Plan                                  688     ---        ---       ---       ---         ---        ---             688
 Acquisition of G.C. Cablevision, Inc.
   net assets and customer base                 2,388     ---        ---       ---       ---         ---        ---           2,388
 Series B preferred stock converted to
   Class A common stock                         5,665     ---        ---       ---       ---         ---        ---           5,665
 Payment received on note issued upon
   officer stock option exercise                  ---     ---        ---       ---       688         ---        ---             688
 Preferred stock dividends                        ---     ---        ---       ---       ---      (2,102)       ---          (2,102)
                                          ------------------------------------------------------------------------------------------
 Balances at December 31, 2001               $195,647   3,281     (1,659)   10,474    (2,588)     (2,771)         8         202,392
                                          ==========================================================================================

See accompanying notes to consolidated financial statements

                                                GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                                                          2001         2000         1999
                                                                                      ------------------------------------
                                                                                             (Amounts in thousands)
Cash flows from operating activities:
   Net income (loss)                                                                 $    4,589      (13,234)      (9,527)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                       57,077       51,972       42,680
     Amortization charged to selling, general and administrative expense                    ---          554        1,770
     Non-cash cost of sales                                                              10,877          ---        3,703
     Deferred income tax expense (benefit)                                                3,958       (8,415)      (5,928)
     Deferred compensation and compensatory stock options                                 1,191          982          675
     Bad debt expense, net of write-offs                                                  1,294          983        1,946
     Employee Stock Purchase Plan expense funded with issuance of General
        Communication, Inc. Class A common stock                                            ---        2,773        2,448
     Write-off of capitalized interest                                                      170        1,955          ---
     Write-off of unamortized start-up costs                                                ---          ---          589
     Write-off of deferred debt issuance costs upon modification of Senior
        Holdings Loan                                                                       ---          ---          472
     Warrants issued                                                                        ---          ---           42
     Gain on sale of property and equipment                                                 ---         (491)         ---
     Other noncash income and expense items                                                 (44)         356         (114)
     Change in operating assets and liabilities                                           3,158        3,942       (5,413)
                                                                                      ----------    ---------    ---------
       Net cash provided by operating activities                                         82,270       41,377       33,343
                                                                                      ----------    ---------    ---------

Cash flows from investing activities:
   Purchases of property and equipment, including construction period interest          (67,981)     (48,896)     (36,573)
   Proceeds from sale of property and equipment                                             ---          802          ---
   Acquisition of Rogers net of cash received                                           (18,533)         ---          ---
   Advances and billings to Kanas                                                        (5,632)         ---          ---
   (Payment) refund of deposit                                                           (1,200)       9,100          ---
   Purchases of other assets and intangible assets                                       (1,096)      (2,957)      (1,236)
   Payments received on notes receivable with related parties                             1,065          455          653
   Notes receivable issued to related parties                                              (959)        (971)        (952)
   Purchases of and additions to property held for sale                                    (101)      (1,550)         ---
   Cash received upon acquisition of controlling interest in Kanas                          228          ---          ---
                                                                                      ----------    ---------    ---------
       Net cash used in investing activities                                            (94,209)     (44,017)     (38,108)
                                                                                      ----------    ---------    ---------

Cash flows from financing activities:
   Long-term borrowings - bank debt                                                      29,000        5,000       13,776
   Repayments of long-term borrowings and capital lease obligations                     (13,667)     (11,151)     (26,620)
   Proceeds from common stock issuance, net of notes receivable with related
      party issued upon stock option exercise                                             3,882        1,706          103
   Proceeds from preferred stock issuance                                                   ---          ---       20,000
   Payment of preferred stock dividends                                                  (2,200)         ---          ---
   Payment received on note receivable with related party issued upon stock
      option exercise                                                                       688          ---          ---
   Payment of debt issuance costs                                                          (629)        (635)        (768)
   Purchase of treasury stock                                                               ---          (52)         ---
                                                                                      ----------    ---------    ---------
       Net cash provided by (used in) financing activities                               17,074       (5,132)       6,491
                                                                                      ----------    ---------    ---------
       Net increase (decrease) in cash and cash equivalents                               5,135       (7,772)       1,726
       Cash and cash equivalents at beginning of year                                     5,962       13,734       12,008
                                                                                      ----------    ---------    ---------
       Cash and cash equivalents at end of year                                      $   11,097        5,962       13,734
                                                                                      ==========    =========    =========

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

        (a)    Business
               General Communication, Inc. ("GCI"), an Alaska corporation, was incorporated in 1979. We offer the following services:

               - Long-distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries
               -   Cable television services throughout Alaska
               - Facilities-based competitive local access services in Anchorage and Fairbanks, Alaska
               -   Internet access services
               -   Termination of traffic in Alaska for certain common carriers
               -   Private line and private network services
               -   Managed services to certain commercial customers
               - Broadband services, including our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics
               - Sales and service of dedicated communications systems and related equipment
               - Lease and sales of capacity on two undersea fiber optic cables used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries

        (b)    Principles of Consolidation
               The consolidated financial statements include the accounts of GCI, GCI's wholly-owned subsidiary GCI, Inc., GCI, Inc.'s wholly-owned subsidiary GCI Holdings, Inc., GCI Holdings, Inc.'s wholly-owned subsidiaries GCI Communication Corp., GCI Cable, Inc., and GCI Transport Co., Inc., GCI Holdings, Inc.'s 85% controlling interest in GCI Fiber Communication Co., Inc., GCI Communication Corp.'s wholly-owned subsidiary Potter View Development Co., Inc., GCI Cable, Inc.'s wholly-owned subsidiary GCI American Cablesystems, Inc., GCI American Cablesystems, Inc.'s wholly-owned subsidiary GCI Cablesystems of Alaska, Inc., GCI Transport Co., Inc.'s wholly-owned subsidiaries GCI Satellite Co., Inc., GCI Fiber Co., Inc. and Fiber Hold Co., Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Co., Inc.'s wholly-owned partnership Alaska United Fiber System Partnership ("Alaska United").

               The consolidated financial statements include the consolidated accounts of GCI and its wholly owned subsidiaries with all significant intercompany transactions eliminated.


                                       91                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        (c)    Net Income (Loss) Per Common Share
               Net income (loss) per common share ("EPS") and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands):

                                         Year Ended December 31,
                                                  2001
                                      ------------------------------
                                         Income   Shares
                                          (Num-   (Denom-  Per-share
                                         erator)  inator)  Amounts
                                      ------------------------------
                Net income             $  4,589
                Less preferred stock
                 dividends:
                  Series B                1,801
                  Series C                  301
                                      ----------
                Basic EPS:
                Income available to
                 common stockholders      2,487   53,091   $  .05
                Effect of Dilutive
                 Securities:
                Unexercised stock
                 options                    ---    1,381      ---
                                      ---------- -------- ----------
                Diluted EPS:
                Income available to
                 common stockholders   $  2,487   54,472   $  .05
                                      ========== ======== ==========

                                                         Years Ended December 31,
                                                  2000                               1999
                                      ------------------------------     -------------------------------
                                          Loss    Shares                    Loss     Shares
                                         (Num-    (Denom-  Per-share       (Num-     (Denom-   Per-share
                                         erator)  inator)   Amounts        erator)   inator)    Amounts
                                      ------------------------------     -------------------------------
                Net loss               $(13,234)                          $ (9,527)
                Less preferred stock
                 dividends:
                  Series B                1,841                              1,158
                                      ----------                         ----------
                Basic and Diluted EPS:
                Loss available to
                 common stockholders   $(15,075)  51,444   $ (.29)        $(10,685)   49,978   $ (.21)
                                      ========== ======== ==========     ========== ========= ==========

               Potentially dilutive common shares outstanding which are
               anti-dilutive for purposes of calculating the net income (loss)
               per common share for the years ended December 31, 2001, 2000 and
               1999 and are not included in the diluted net income (loss) per share calculation consist of the following (shares, in
               thousands):
                                                                               2001           2000           1999
                                                                            -----------    ----------    -----------
                Unexercised stock options                                       ---            527            587
                Series B redeemable preferred stock                           3,832          4,070          3,588
                Series C redeemable preferred stock                             833            ---            ---
                                                                            -----------    ----------    -----------
                  Potentially anti-dilutive common shares outstanding         4,665          4,597          4,175
                                                                            ===========    ==========    ===========

                                       92                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               Weighted average shares associated with outstanding stock options for the years ended December 31, 2001, 2000 and 1999 which have been excluded from the diluted income (loss) per share
               calculations because the options' exercise price was greater than the average market price of the common shares consist of the following (shares, in thousands):
                                                                               2001           2000           1999
                                                                            -----------    ----------    -----------
                Weighted average shares associated with outstanding stock
                   options                                                      36           3,123          2,260
                                                                            ===========    ==========    ===========

               Effective March 31, 2001 we acquired the assets and customer base of G.C. Cablevision, Inc. The seller received 238,199 unregistered shares of GCI Class A common stock with a future payment in additional shares contingent upon the market price of our common stock on a future date. At December 31, 2001 the market price condition was not met and no common stock would be issuable if this date was the end of the contingency period.

        (d)    Common Stock

               Following is the statement of common stock at December 31, 2001,
               2000 and 1999 (shares, in thousands):
                                                                     Class A        Class B
                                                                  ------------- --------------
                      Balances at December 31, 1998                   45,895         4,061
                    Class B shares converted to Class A                   13           (13)
                    Shares issued under stock option plan                417           ---
                    Shares issued under officer stock option
                      agreements                                          50           ---
                    Shares issued to Employee Stock Purchase Plan        395           ---
                    Shares issued upon acquisition of customer
                      base                                               100           ---
                                                                  ------------- --------------
                      Balances at December 31, 1999                   46,870         4,048

                    Class B shares converted to Class A                  144          (144)
                    Shares issued under stock option plan                513           ---
                    Shares issued and issuable to Employee Stock
                      Purchase Plan                                      691           ---
                    Warrant exercise                                     425           ---
                                                                  ------------- --------------
                      Balances at December 31, 2000                   48,643         3,904

                    Class B shares converted to Class A                   21           (21)
                    Shares issued under stock option plan              1,044           ---
                    Conversion of preferred stock Series B to
                      Class A common stock                             1,021           ---
                    Shares issued upon acquisition of G.C.
                      Cablevision, Inc. net assets and customer
                      base                                               238           ---
                                                                  ------------- --------------
                      Balances at December 31, 2001                   50,967         3,883
                                                                  ============= ==============

                                       93                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        (e)    Redeemable Preferred Stocks

               Redeemable preferred stocks at December 31, 2001 and 2000 consist of (amounts in thousands):
                                                                       2001          2000
                                                                  ------------- --------------
                    Series B                                     $    16,907        22,589
                    Series C                                          10,000           ---
                                                                  ------------- --------------
                                                                 $    26,907        22,589
                                                                  ============= ==============

               We have 1,000,000 shares of preferred stock authorized with the following shares issued at December 31, 2001 and 2000 (shares, in thousands):
                                                                     Series B      Series C
                                                                  ------------- --------------
                    Balances at December 31, 1999 and  2000
                                                                        20           ---
                    Shares issued in lieu of cash dividend
                      payment                                            3           ---
                    Shares converted to GCI Class A common stock        (6)          ---
                    Shares issued upon acquisition of Kanas            ---            10
                                                                  ------------- --------------
                         Balances at December 31, 2001                  17            10
                                                                  ============= ==============

               The combined aggregate amount of preferred stock mandatory redemption requirements follow (amounts in thousands):

                    Years ending December 31:
                      2002                   $    ---
                      2003                        ---
                      2004                        ---
                      2005                     10,150
                      2006                        ---
                                             ---------
                                             $ 10,150
                                             =========

               Series B
               The redemption amount of our convertible redeemable accreting Series B preferred stock at December 31, 2001 and 2000 is $17,148,000 and $23,474,000, respectively. The difference between the carrying and redemption amounts is due to accrued dividends which are included in Accrued Liabilities in the Consolidated Balance Sheets until either paid in cash or through the issuance of additional Series B preferred stock.

               In October 2001, a Series B preferred stockholder converted 5,665 shares of Series B preferred stock to GCI Class A common stock resulting in the issuance of approximately 1,021,000 shares of GCI Class A common stock.


                                       94                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               Series C
               We issued 10,000 shares of convertible redeemable accreting Series C preferred stock as of June 30, 2001 to acquire a controlling interest in Kanas (see note 3). The Series C preferred stock is convertible at $12 per share into GCI Class A common stock, is non-voting, and pays a 6% per annum quarterly cash dividend. We may redeem the Series C preferred stock at any time in whole but not in part. Mandatory redemption is required at any time after the fourth anniversary date at the option of holders of 80% of the outstanding shares of the Series C preferred stock. The redemption price is $1,000 per share plus the amount of all accrued and unpaid dividends, whether earned or declared, through the redemption date. In the event of a liquidation of GCI, the holders of Series C preferred stock shall be entitled to be paid an amount equal to the redemption price before any distribution or payment is made upon our common stock and other shares of our capital stock hereafter issued which by its terms is junior to the Series C preferred stock. Series B preferred stock is senior to Series C preferred stock. The redemption amount on December 31, 2001 was $10,000,000.

        (f)    Cash and Cash Equivalents
               Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash.

        (g)    Inventories
               Inventory of merchandise for resale and parts is stated at the lower of cost or market. Cost is determined using the average cost method.

        (h)    Property and Equipment
               Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. Construction in progress represents distribution systems and support equipment not placed in service on December 31, 2001; management intends to place this equipment in service during 2002.

               Depreciation is computed on a straight-line basis based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable, in the following ranges:
                                     Asset Category                      Asset Lives
                  ----------------------------------------------------- -------------
                  Telephony distribution systems                         12-20 years
                  Cable television distribution systems                  10 years
                  Support equipment                                      3-5 years
                  Transportation equipment                               5-10 years
                  Property and equipment under capital leases            5-15 years

               Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Gains or losses are recognized at the time of ordinary retirements, sales or other dispositions of property.

        (i)    Intangible Assets
               Intangible assets are valued at unamortized cost. Management reviews the valuation and amortization of intangible assets on a periodic basis, taking into consideration any events or circumstances that might indicate diminished value. The assessment of the recoverability is based on whether the asset can be recovered through undiscounted future cash flows.


                                       95                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               Cable certificates (certificates of convenience and public necessity) represent certain perpetual operating rights to provide cable services and are being amortized on a straight-line basis over 20 to 40 years.

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

               In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." We will adopt this statement January 1, 2002. Amongst other requirements, SFAS No. 142 requires that goodwill acquired after June 30, 2001 be subject immediately to the nonamortization and amortization provisions of the statement. Accordingly, we did not recognize amortization expense on the goodwill acquired from the purchase of all of the stock of Rogers during the year ended December 31, 2001.

        (j)    Deferred Loan and Senior Notes Costs
               Debt and Senior Notes issuance costs are deferred and amortized using the straight-line method, which approximates the interest method, over the term of the related debt and notes. Through January 1999, (the end of the construction period of the undersea fiber optic cable) issuance costs were partially amortized to Construction in Progress (see note 8). Commencing February 1999, (the month the fiber optic cable was placed in service) the issuance costs were amortized to amortization expense.

        (k)    Other Assets
               Other assets are recorded at cost and are amortized on a straight-line basis over periods of 2-15 years.

        (l) Accounting for Derivative Instruments and Hedging Activities Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.

        (m)    Comprehensive Income
               SFAS No. 130, "Reporting Comprehensive Income" requires us to report and display comprehensive income or loss and its components in a financial statement that is displayed with the same prominence as other financial statements. During the year ended December 31, 2001 we had other comprehensive income of approximately $8,000 as a result of the cash flow hedge discussed in note 11. Total comprehensive income at December 31, 2001 is $4,597,000. There were no components of other comprehensive income during the years ended December 31, 2000 and 1999.

        (n)    Revenue Recognition
               All revenues are recognized when the earnings process is complete in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenues generated from long-distance and managed services are recognized when the services are provided. Revenues from the sale of equipment are recognized at the time the equipment is delivered or installed. Technical services revenues are derived primarily from maintenance contracts on equipment and are recognized on a prorated basis over the term of the contracts. Cable television service, local access service, Internet service and private line telecommunication revenues are billed in advance and are



                                       96                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               recognized as the associated service is provided. Other revenues are recognized when the service is provided. We recognize unbilled revenues when the service is provided based upon minutes of use processed or established rates, net of credits and adjustments.

        (o)    Sale of Fiber Optic Cable System Capacity
               During the first quarter of 2001 we completed a $19.5 million sale of long-haul capacity in the Alaska United undersea fiber optic cable system ("fiber capacity sale") in a cash transaction (see note 8). The sale included both capacity within Alaska, and between Alaska and the Lower 48 states. We used the proceeds from the 2001 fiber capacity sale to repay $11.7 million of the Fiber Facility debt and to fund capital expenditures and working capital.

               During the second quarter of 1999 we completed a separate $19.5 million sale of long-haul capacity in the Alaska United undersea fiber optic cable system.

               The fiber capacity sales in 1999 and 2001 were pursuant to a contract giving the purchaser an indefeasible right to use a certain amount of fiber system capacity expiring on February 4, 2024. The term may be extended if the actual useful life of the fiber system capacity extends beyond the estimated useful life of twenty-five years. The fiber system capacity sold in 1999 and 2001 is integral equipment because it is attached to real estate. Because all of the benefits and risks of ownership have been transferred to the purchaser upon full receipt of the purchase price and other terms of the contract meet the requirements of SFAS No. 66, "Accounting for Sales of Real Estate" we accounted for the fiber capacity sales as sales-type leases. We recognized $19.5 million in revenue from the 2001 and 1999 fiber capacity sales. We recognized $10.9 million and $3.7 million as cost of sales during the years ended December 31, 2001 and 1999, respectively. Upon the agreement for the second sale of fiber system capacity but before receipt of the cash payment, we classified $10.9 million as Property Held for Sale in the Consolidated Balance Sheets at December 31, 2000 and 1999.

               The accounting for the sale of fiber system capacity is currently evolving and accounting guidance may become available in the future which could require us to change our policy. If we are required to change our policy, it is likely the effect would be to recognize the gain from future sales of fiber capacity, if any, over the term the capacity is provided.

        (p)    Advertising and Research and Development Expense
               We expense advertising and research and development costs as incurred. Advertising expenses were approximately $3,168,000, $3,438,000 and $4,574,000 for the years ended December 31, 2001,
               2000 and 1999, respectively. We had no research and development costs for the years ended December 31, 2001, 2000 and 1999.

        (q)    Interest Expense
               Interest costs incurred during the construction period of significant capital projects are capitalized. Interest costs capitalized totaled $1,260,000 during the year ended December 31, 1999. No interest was capitalized during the years ended December 31, 2001 and 2000.

        (r)    Cumulative Effect of a Change in Accounting Principle
               The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", which provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. A one-time expense of $344,000 (net of income tax benefit of $245,000) associated with the write-off of unamortized start-up costs was recognized in the first quarter of 1999 upon adoption of SOP 98-5.


                                       97                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        (s)    Income Taxes
               Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for their future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent that the benefits are more likely to be realized than not.

        (t)    ILEC Over-Earnings Refunds
               We receive refunds from time to time from ILECs with which we do business in respect of their earnings that exceed regulatory requirements. Rate of return carriers are required by the FCC to refund earnings from interstate access charges assessed to long-distance carriers when their earnings exceed their authorized rate of return. Such refunds are computed based on the ILEC's earnings in several access categories. Uncertainties exist with respect to the amount of their earnings, the refunds (if any), their timing, and their realization. We account for such refundable amounts as gain contingencies, and, accordingly, do not recognize them until realization is a certainty upon receipt.

        (u)    Stock Option Plan
               We account for our stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted SFAS 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

        (v) Stock Options and Stock warrants Issued for Non-employee Services We account for stock options and warrants issued in exchange for nonemployee services pursuant to the provisions of SFAS 123, Emerging Issues Task Force ("EITF") 96-3 and EITF 96-18, wherein such transactions are accounted for at the fair value of the consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.

               When a stock option or warrant is issued for non-employee services where the fair value of such services is not stated, we value the stock option or warrant issued using the Black Scholes method.

               The fair value determined using these principles is charged to operating expense over the term for which non-employee services are provided or the stock option or warrant vesting period if no service term is stated.

        (w)    Use of Estimates
               The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                       98                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        (x)    Concentrations of Credit Risk
               Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. At December 31, 2001 and 2000, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments. Our customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Though limited to one geographical area, the concentration of credit risk with respect to our receivables is minimized due to the large number of customers, individually small balances, and short payment terms.

        (y)    Fair Value of Financial Instruments
               SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. SFAS No. 107 specifically excludes certain items from its disclosure requirements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

        (z) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
               SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 121 has been superceded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        (aa)   Business Combinations
               SFAS No. 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method has been prohibited on a prospective basis only. We used the purchase method of accounting for our acquisition of all of the common stock of Rogers (see note 3).

        (ab)   Year 2000 Costs
               We charged incremental Year 2000 assessment and remediation costs to expense as incurred during the years ended December 31, 2000 and 1999. No such costs were incurred during the year ended December 31, 2001.

        (ac)   Reclassifications
               Reclassifications have been made to the 1999 and 2000 financial statements to make them comparable with the 2001 presentation.


                                       99                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

 (2)    Consolidated Statements of Cash Flows Supplemental Disclosures

        Changes in operating assets and liabilities consist of (amounts in thousands):
          Year ended December 31,                                        2001            2000             1999
                                                                     ------------    ------------    -------------
          Increase in accounts receivable                           $ (10,229)         (3,451)          (5,783)
          Decrease in income tax receivable                               ---             ---            1,965
          Increase in prepaid and other current assets                   (487)           (390)            (235)
          (Increase) decrease in inventories                            2,255          (1,963)            (767)
          Increase (decrease) in accounts payable                       5,701           3,773           (2,229)
          Increase (decrease) in accrued liabilities                    1,091             982              (95)
          Increase in accrued payroll and payroll related
              obligations                                               4,872           2,260            1,368
          Increase in deferred revenue                                  1,519           2,178            1,802
          Increase (decrease) in accrued interest                      (1,207)          1,271              (87)
          Decrease in subscriber deposits                                (253)           (826)            (944)
           Increase (decrease) in components of other long-term
              liabilities                                                (104)            108             (408)
                                                                     ------------    ------------    -------------
                                                                    $   3,158           3,942           (5,413)
                                                                     ============    ============    =============

        We paid income taxes totaling $112,000 during the year ended December 31, 2001. We paid no income taxes during the years ended December 31, 2000 and 1999. Net income tax refunds received totaled $1,965,000 during the year ended December 31, 1999. We received no income tax refunds during the years ended December 31, 2001 and 2000.

        We paid interest totaling approximately $32,175,000, $36,223,000 and $32,900,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

        We recorded $789,000, $640,000 and $211,000 during the years ended December 31, 2001, 2000 and 1999, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

        During the years ended December 31, 2000 and 1999 we funded the employer matching portion of Employee Stock Purchase Plan contributions by issuing GCI Class A common stock valued at $2,773,000 and $2,448,000, respectively. Employer matching shares were purchased on the open market during the year ended December 31, 2001.

        We financed the purchase of satellite transponder capacity pursuant to a long-term capital lease arrangement with a leasing company during the year ended December 31, 2000 at a cost of $48.2 million (see note 12).

        We chose to issue 2,677 additional shares of Series B preferred stock in lieu of cash payments for dividends payable thereon in 2000. The amount of dividends that would have been paid in cash totaled approximately $2,677,000. The additional shares of Series B preferred stock were issued in 2001.

        Effective March 31, 2001 we acquired the assets and customer base of G.C. Cablevision, Inc. The seller received 238,199 unregistered shares of GCI Class A common stock (see note 3).

        Effective June 30, 2001 we issued $10.0 million of Series C preferred stock in exchange for WorldCom's 85% controlling interest in Kanas (see note 3).


                                       100                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(3)     Acquisitions
        Effective March 31, 2001 we acquired the assets and customer base of G.C. Cablevision, Inc. of Fairbanks. The seller received 238,199 unregistered shares of GCI Class A common stock with a future payment in additional shares contingent upon certain conditions (see note 1 (c)). The property and equipment was valued at $2,088,000 on the date of acquisition. The remaining assets and liabilities acquired were immaterial.

        Effective June 30, 2001 we completed the acquisition of WorldCom's 85% controlling interest in Kanas, which owns the 800-mile fiber optic cable system that extends from Prudhoe Bay to Valdez via Fairbanks. The corporation owning the fiber optic system was renamed and is now operated as GFCC. The fiber optic cable system was valued at approximately $21,198,000 on the date of acquisition. On June 30, 2001 we issued to WorldCom, a related party, shares of Series C preferred stock (see note 1(e)) valued at $10.0 million. The balance of the purchase price consisted of payments to Kanas to fund its operations prior to June 30, 2001. The remaining assets and liabilities acquired were immaterial.

        Effective November 19, 2001 we acquired all of the stock of Rogers, a cable television service provider in Palmer and Wasilla, Alaska for $18.5 million in cash. Per the acquisition agreement $467,000 was withheld from the original payment to account for the amount by which Rogers' current liabilities exceeded current assets and for certain capital expenditures incurred by the previous owners of Rogers through May 2001. We expect the final settlement to occur during the second quarter of 2002. This acquisition was funded through a $19.0 million draw on our Senior Holdings Loan. The results of Roger's operations have been included in the consolidated financial statements in the cable services segment since the acquisition date. Because of this acquisition our cable services segment has increased homes passed by approximately 10,000 homes and has increased cable services subscribers by approximately 7,000 subscribers.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

          Current assets                            $     525
          Property and equipment, net of
            accumulated depreciation                    5,160
          Franchise agreement                          11,192
          Goodwill                                      2,293
                                                     ----------
          Total assets                                 19,170
          Current liabilities                             170
                                                     ----------
             Net assets acquired                    $  19,000
                                                     ==========

        The allocation of the purchase price is subject to refinement pending final working capital settlement and valuation of property and equipment.


                                       101                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

 (4)    Notes Receivable with Related Parties

        Notes receivable with related parties consist of the following (amounts
        in thousands):
                                                                                        December 31,
                                                                                    2001           2000
                                                                                --------------- ------------
               Notes receivable from officers bearing interest up to 9.0% or at the rate paid by us on our senior indebtedness, unsecured and secured by personal residences, a life insurance policy
                and GCIcommon stock, due through December 3, 2005              $    4,213          5,456
               Notes receivable from other related parties bearing
                interest up to 8.305% or at the rate paid by us on our
                senior indebtedness, unsecured and secured by property,
                due through October 24, 2006                                          961            212
               Interest receivable                                                    842            784
                                                                                --------------- ------------
                 Total notes receivable with related parties                        6,016          6,452
               Less notes receivable with related parties issued upon
                stock option exercise, classified as a component of
                stockholders' equity                                                2,588          2,976
               Less current portion, including current interest receivable            182            241
                                                                                --------------- ------------
                Long-term portion, including long-term interest receivable     $    3,246          3,235
                                                                                =============== ============

 (5)    Long-term Debt

        Long-term debt consists of the following (amounts in thousands):
                                                                                        December 31,
                                                                                    2001           2000
                                                                                ------------- --------------
              Senior Notes (a)                                                 $  180,000        180,000
              Senior Holdings Loan (b)                                            106,000         82,700
              Fiber Facility (c)                                                   60,000         71,700
                                                                                ------------- --------------
                 Long-term debt, excluding current maturities                  $  346,000        334,400
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

               The Senior Notes are not redeemable before August 1, 2002. After August 1, 2002, the Senior Notes are redeemable at the option of GCI, Inc. under certain conditions and at stated redemption prices. The Senior Notes include limitations on additional indebtedness and prohibit payment of dividends, payments for the purchase, redemption, acquisition or retirement of GCI, Inc.'s stock, payments for early retirement of debt subordinate to the notes, liens on property, and asset sales (excluding sales of Alaska United assets). GCI, Inc. was in compliance with all covenants during the year ending 2001. The Senior Notes are unsecured obligations.

(b)            The GCI Holdings, Inc., $150,000,000 and $50,000,000 credit facilities ("Senior Holdings Loan") mature on June 30, 2005. The Senior Holdings Loan facilities bear interest, as amended, at either Libor plus 1.00% to 2.50%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.00% to 1.375%, depending on the leverage ratio of


                                       102                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               Holdings and certain of its subsidiaries. We are required to pay a commitment fee equal to 0.50% per annum on the unused portion of the commitment. Commitment fee expense on the Senior Holdings Loan totaled $405,000, $570,000 and $533,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

               On April 13, 1999, we amended our Holdings credit facilities. The amended facilities reduced the aggregate commitment by $50,000,000 to $200,000,000 and provided for the payment of a one-time amendment fee of $530,000. Pursuant to the FASB Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements," we recorded as additional interest expense $472,000 of deferred financing costs in the second quarter of 1999 associated with reduced borrowing capacity resulting from the amendment.

               On October 25, 2000, March 23, 2001, April 27, 2001 and October 31, 2001 we further amended the Holdings $150,000,000 and $50,000,000 credit facilities. Among other things, amendments provided for our acquisitions of Kanas and Rogers, and contain, among other things, provision for payment of amendment fees of $433,000, changes in certain financial covenants and ratios, and a limit of $70 million and $60 million for 2001 and 2002, respectively, for capital expenditures (excluding capital expenditures by certain subsidiaries). Under these amendments, Holdings may not permit the ratio of:

                  - Senior debt to annualized operating cash flow (as defined) of Holdings and certain of its subsidiaries to exceed 2.50 to 1.0 through September 30, 2003, and
                  - Fixed charges coverage ratio (as defined) of Holdings and certain of its subsidiaries to exceed 1.00 to 1.00 from January 1, 2003 through March 31, 2004 (which adjusts to
                      1.05 to 1.0 in April, 2004 and thereafter).

               On December 17, 2001 we further amended the Holdings $150,000,000 and $50,000,000 credit facilities. We paid a one-time fee of $438,000 in conjunction with this amendment. Changes in certain financial covenants and ratios outlined in this amendment are effective only upon the acquisition of the assets of WCIC (see note 12). Because of the uncertainty of the likelihood that we will complete the acquisition of the assets of WCIC we recognized the amendment fee as an expense during the year ended December 31, 2001 rather than deferring and amortizing the fee over the remaining life of the Senior Holdings Loan. Under these amendments, the applicable margin has been increased to the following amounts:

                                           Total Leverage Ratio                              Base Rate         LIBOR
                                           --------------------                              ---------         -----
                  Greater than or equal to 6.50 to 1.00                                       1.375%           2.500%
                  Greater than or equal to 6.00 to 1.00 but less than 6.50 to 1.00            1.000%           2.125%
                  Greater than or equal to 5.50 to 1.00 but less than 6.00 to 1.00            0.750%           1.875%
                  Greater than or equal to 5.00 to 1.00 but less than 5.50 to 1.00            0.500%           1.625%
                  Greater than or equal to 4.50 to 1.00 but less than 5.00 to 1.00            0.250%           1.375%
                  Greater than or equal to 4.00 to 1.00 but less than 4.50 to 1.00            0.000%           1.250%
                  Less than 4.00 to 1.00                                                      0.000%           1.000%

               If we complete the acquisition of the assets of WCIC and its subsidiaries and we enter into a refinancing of a portion of the Senior Holdings Loan the base rate and LIBOR applicable margins will be 1.125% and 2.250%, respectively. Additionally, the amendments require changes in certain financial covenants and ratios and a capital expenditure limit of $70 million in 2001, $65 million in 2002, $50 million in 2003, and $15 million in January 1, 2004 through March 31, 2004 (excluding capital expenditures by certain subsidiaries). Additionally if the acquisition is completed, Holdings may not permit the fixed charges coverage ratio (as defined) of Holdings and certain of its subsidiaries to exceed 1.00 to 1.00 from January 1,


                                       103                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               2003 through December 31, 2004 (which adjusts to 1.05 to 1.0 in January, 2005 and thereafter).

               The Series B preferred stock issuance proceeds of $19 million were used to reduce outstanding indebtedness under the Senior Holdings Loan.

               While Holdings may elect at any time to reduce amounts due and available under the Senior Holdings Loan facilities, a mandatory prepayment is required each quarter if the outstanding borrowings at the following dates of payment exceed the allowable borrowings using the following percentages:
                                                                        Percentage of
                                                                        Reduction of
                                                                        Outstanding
                  Date Range of Quarterly Payments                      Facilities
                  ----------------------------------------------------- ----------------
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
                  July 31, 2005                                              7.500% and all remaining
                                                                               outstanding balances

               We borrowed an additional $9.0 million on our Holdings credit facilities in the first quarter of 2002 to fund our Senior Notes interest payment. We are scheduled to make a $5.7 million principal payment on our Holdings credit facilities at December 31, 2002, though we expect to refinance the Holdings credit facilities during the second or third quarter of 2002.

               The facilities contain, among others, covenants requiring maintenance of specific levels of operating cash flow to indebtedness and to interest expense, and limitations on acquisitions and additional indebtedness. The facilities prohibit any direct or indirect distribution, dividend, redemption or other payment to any person on account of any general or limited partnership interest in, or shares of capital stock or other securities of Holdings or any of its subsidiaries. Holdings was in compliance with all Senior Holdings Loan facilities covenants during the year ended December 31, 2001.

               Substantially all of Holdings' assets as well as a pledge of Holdings' stock by GCI, Inc. collateralize the Senior Holdings Loan facilities.

               $3.0 million of the Senior Holdings Loan facilities have been used to provide a letter of credit to secure payment of certain access charges associated with our provision of telecommunications services within the State of Alaska.

               In connection with the initial funding and amendments of the Senior Holdings Loan facilities, Holdings paid bank fees and other expenses since the initial funding through December 31, 2001 of approximately $3,893,000 that are being amortized to amortization expense over the life of the agreement and approximately $438,000 that were charged to Selling, General and Administrative Expense in the Consolidated Statements of Operations during the year ended December 31, 2001.

        (c) On January 27, 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended an additional two years at any time between the second and fifth anniversary of closing the facility if we can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, interest, and principal installments based on the extended maturity. The Fiber Facility interest rate was either Libor plus 3.0%, or at the lender's prime rate plus


                                       104                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               1.75% while the loan balance was greater than $60 million. The interest rate declined to Libor plus 2.5%-2.75%, or, at our option, the lender's prime rate plus 1.25%-1.5% when the loan balance was reduced to $60 million.

               The Fiber Facility contains covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs and interest and principal installments. Alaska United was in compliance with all covenants during the year ended December 31, 2001.

               All of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska United, collateralize the Fiber Facility.

               In connection with the funding of the Fiber Facility, Alaska United paid bank fees and other expenses of $2,183,000 that are being amortized over the life of the agreement. Through January 1999, (the end of the construction period of the undersea fiber optic cable system) bank fees and costs were amortized to Construction in Progress. Commencing February 1999, (the month the fiber optic cable was placed in service) the bank fees and costs were amortized to amortization expense.

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

        As of December 31, 2001 maturities of long-term debt were as follows (amounts in thousands):

                  Years ending December 31,
                  2003                                  $   45,286
                  2004                                      59,286
                  2005                                      44,286
                  2006                                      14,285
                  2007 and thereafter                      182,857
                                                         -----------
                                                        $  346,000
                                                         ===========

(6)     Income Taxes

        Total income tax (expense) benefit was allocated as follows (amounts in thousands):
                                                                                   Years ended December 31,
                                                                                  2001        2000        1999
                                                                              ----------- ----------- ----------
                  Net (income) loss from continuing operations               $  (4,070)      8,415       5,928
                  Cumulative effect of a change in accounting principle            ---         ---        (245)
                                                                              ----------- ----------- ----------
                                                                                (4,070)      8,415       5,683
                  Tax effect of excess stock compensation expense for
                    tax purposes over amounts recognized for financial
                    reporting purposes in Stockholders' Equity                   2,317         640         211
                                                                              ----------- ----------- ----------
                                                                             $  (1,753)      9,055       5,894
                                                                              =========== =========== ==========

                                       105                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        Income tax (expense) benefit consists of the following (amounts in thousands):
                                                                                   Years ended December 31,
                                                                                  2001        2000        1999
                                                                              ----------- ---------- -----------
                  Deferred tax (expense) benefit:
                    Federal taxes                                            $  (3,115)      6,494       4,807
                    State taxes                                                   (955)      1,921         876
                                                                              ----------- ---------- -----------
                         Total tax (expense) benefit                         $  (4,070)      8,415       5,683
                                                                              =========== ========== ===========

        Total income tax (expense) benefit differed from the "expected" income tax (expense) benefit determined by applying the statutory federal income tax rate of 34% as follows (amounts in thousands):
                                                                                   Years ended December 31,
                                                                                  2001        2000        1999
                                                                             ------------ ---------- -----------
                  "Expected" statutory tax (expense) benefit                $   (2,944)      7,361       5,054
                  State income taxes, net of federal benefit                      (630)      1,268         649
                  Income tax effect of goodwill amortization,
                    nondeductible expenditures and other items, net               (496)       (399)       (469)
                  Other                                                            ---         185         449
                                                                             ------------ ---------- -----------
                                                                            $   (4,070)      8,415       5,683
                                                                             ============ ========== ===========

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at
        December 31, 2001 and 2000 are presented below (amounts in thousands):
                                                                                          December 31,
                                                                                      2001            2000
                                                                                  -------------- -------------
                  Current deferred tax assets:
                     Accounts receivable, principally due to allowance for
                       doubtful accounts                                         $    1,351             539
                     Compensated absences, accrued for financial reporting
                       purposes                                                       1,599           1,305
                     Inventory expense for financial reporting purposes in
                       excess of amounts recognized for tax purposes                  1,323             892
                     Workers compensation and self insurance health reserves,
                       principally due to accrual for financial reporting
                       purposes                                                         637             341
                     Other                                                             (220)            144
                                                                                  -------------- -------------
                       Total current deferred tax assets                         $    4,690           3,221
                                                                                  ============== =============

                                       106                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                                                                                          December 31,
                                                                                      2001            2000
                                                                                  -------------- -------------
                  Long-term deferred tax assets:
                    Net operating loss carryforwards                             $   62,760          51,052
                    Alternative minimum tax credits                                   2,081           2,502
                    Lease expense for financial reporting purposes in excess
                       of amounts recognized for tax purposes                           ---             857
                    Deferred compensation expense for financial reporting
                       purposes in excess of amounts recognized for tax
                       purposes                                                       1,913             979
                    State income taxes                                                1,755             ---
                    Employee stock option compensation expense for financial
                       reporting purposes in excess of (less than) amounts
                       recognized for tax purposes                                      145            (579)
                    Sweepstakes award in excess of amounts recognized for tax
                       purposes                                                         188             193
                    Charitable contributions expense for financial reporting
                       purposes in excess of amounts recognized for tax
                       purposes                                                         423             315
                    Deferred loan fees for financial reporting purposes in
                       excess of amounts recognized for tax purposes                    347             ---
                    Cost of sales and services for financial reporting
                       purposes in excess of amounts recognized for tax
                       purposes                                                         402             ---
                    Other                                                               350              82
                                                                                  -------------- -------------
                       Total long-term deferred tax assets                           70,364          55,401
                                                                                  -------------- -------------

                  Long-term deferred tax liabilities:
                    Plant and equipment, principally due to differences in
                       depreciation                                                  80,516          67,108
                    Amortizable assets                                               13,670           9,017
                    Costs recognized for tax purposes in excess of amounts
                       recognized for book purposes                                     891           1,319
                    Other                                                               356              14
                                                                                  -------------- -------------
                       Total gross long-term deferred tax liabilities                95,433          77,458
                                                                                  -------------- -------------
                         Net combined long-term deferred tax liabilities         $   25,069          22,057
                                                                                  ============== =============

        In conjunction with the acquisition of seven Alaska cable television companies in 1996, we incurred a net deferred income tax liability of $24.4 million and acquired net operating losses totaling $57.6 million. We determined that approximately $20 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses under Internal Revenue Code section 1.1502-32(b)(4). Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. At December 31, 2001, we have (1) tax net operating loss carryforwards of approximately $156.1 million that will begin expiring in 2007 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.1 million available to offset regular income taxes payable in future years. The following schedule shows our tax net operating loss carryforwards by year of expiration (amounts in thousands):


                                       107                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                  Years ending December 31,
                    2007                            $     3,006
                    2008                                  7,509
                    2009                                 11,482
                    2010                                  8,935
                    2011                                  6,685
                    2012                                    ---
                    2018                                 19,386
                    2019                                 28,786
                    2020                                 45,400
                    2021                                 24,931
                                                       ---------
                      Total tax net operating loss
                       carryforwards                $   156,120
                                                       =========

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

        The Job Creation and Worker Assistance Act of 2002 was signed into law on March 9, 2002 and contains several provisions that are effective for tax years ending in 2001, one of which relates to net operating losses. The Act amends IRC Section 172(b)(1) to provide, generally, that a net operating loss for a tax year ending in 2001 or 2002 can be carried back five years, rather than the two-year carryback generally allowed by section 172(b)(1)(A). The Act also amends IRC Section 56(d)(1) to allow alternative minimum tax net operating losses carried forward into tax years ending in 2001 or 2002 to be used without regard to the 90 percent alternative minimum taxable income limitation that generally applies. In addition, alternative minimum tax net operating losses generated in 2001 or 2002 and carried back to an earlier year under IRC Section 172 are not subject to the 90 percent alternative minimum taxable income limitation. SFAS No. 109 states that a change in tax law or rates that affects deferred income taxes is recorded in the statement of operations in the year of enactment. Accordingly the deferred income tax effect, which we estimate to total approximately $2 million, will be recorded as a reduction of our recorded deferred tax assets in our consolidated balance sheet in the first quarter of 2002.

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

        WorldCom owns 8,251,509 shares of GCI's Class A common stock that represents approximately 16 and 17 percent of the issued and outstanding shares at December 31, 2001 and 2000, respectively. WorldCom owns 1,275,791 shares of GCI's Class B common stock that represents approximately 33 percent of the issued and outstanding shares at December 31, 2001 and 2000.

        Certain subsidiaries of WorldCom filed a Schedule 13D with the SEC on November 13, 2001 disclosing their intention to monitor their investments in us, to take actions consistent with their best interests, and,


                                       108                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        subject to market conditions and other factors, to explore opportunities to sell up to one-half of their interest in us. On February 13, 2002 we filed a Form S-3 with the SEC on behalf of WorldCom to register for resale 4,500,000 shares of our Class A common stock. In the Schedule 13D WorldCom disclosed their intention to maintain strategic and commercial relationships with us for the foreseeable future and their expectation that their two current representatives on our Board of Directors will continue as directors, subject to their nomination and approval at our annual meetings of shareholders. We also intend to maintain strategic and commercial relationships with WorldCom and its subsidiaries for the foreseeable future.

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

        The Option Plan provides that all options granted under the Option Plan must expire not later than ten years after the date of grant. If at the time an option is granted the exercise price is less than the market value of the underlying common stock, the difference in these amounts at the time of grant is expensed ratably over the vesting period of the option. Options granted pursuant to the Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf.

        Information for the years 1999, 2000 and 2001 with respect to the Option
        Plan follows:
                                                                                        Weighted
                                                                                        Average         Range of Exercise
                                                                      Shares         Exercise Price          Prices
                                                                  -------------     ---------------    ------------------
                 Outstanding at December 31, 1998                   4,070,334            $4.95              $0.01-$7.63

               Granted                                                865,796            $4.57              $3.25-$6.00
               Exercised                                             (416,365)           $3.83              $0.01-$6.00
               Forfeited                                             (165,050)           $6.03              $0.01-$7.63
                                                                  -------------
                 Outstanding at December 31, 1999                   4,354,715            $4.94              $0.01-$7.63


                                       109                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                                                                                        Weighted
                                                                                        Average         Range of Exercise
                                                                      Shares         Exercise Price          Prices
                                                                  -------------     ---------------    ------------------
               Granted                                              1,970,599            $5.96              $3.00-$7.50
               Exercised                                             (513,289)           $2.37              $0.01-$6.50
               Forfeited                                             (398,460)           $5.18              $0.01-$7.63
                                                                  -------------
                 Outstanding at December 31, 2000                   5,413,565            $5.54              $0.01-$7.63

               Granted                                                755,277            $7.34              $2.84-$11.25
               Exercised                                           (1,044,511)           $4.01              $0.01-$7.50
               Forfeited                                              (24,200)           $6.53              $6.00-$10.98
                                                                  -------------
                 Outstanding at December 31, 2001                   5,100,131            $6.11              $0.01-$11.25
                                                                  =============

                 Available for grant at December 31, 2001             659,280
                                                                  =============

        Stock Options Not Pursuant to a Plan
        In June 1989, an officer was granted options to acquire 100,000 GCI Class A common shares at $0.75 per share. The options vested in equal annual increments over a five-year period, expiring in February 1999. Options to acquire 50,000 shares were exercised during 1998, and options to acquire the remaining 50,000 shares were exercised in 1999 before their expiration.

        Stock Warrants Not Pursuant to a Plan
        We entered into a stock warrant agreement in December 1998 with Prime II Management, L.P. ("PMLP"). In lieu of cash payments for services from January 1, 1998 to January 31, 1999 under the amended Management Agreement, PMLP agreed to accept a stock warrant which provided for the purchase of 425,000 shares of GCI Class A common stock, with immediate vesting at the stock warrant date and an exercise price of $3.25 per share. The fair value of the stock warrant was $750,000. The stock warrant was exercised in 2000.

        We entered into a stock warrant agreement in exchange for services in December 1998 with certain of our legal counsel which provides for the purchase of 16,667 shares of GCI Class A common stock, vesting in December 1999, with an exercise price of $3.00 per share, and expiring December 2003. The fair value of the stock warrant was approximately $23,000.

        We entered into a stock warrant agreement in exchange for services in June 1999 with certain of our legal counsel which provides for the purchase of 25,000 shares of GCI Class A common stock, vesting through December 2001, with an exercise price of $3.00 per share, and expiring December 2003. The fair value of the stock warrant was approximately $94,000.

        SFAS 123 Disclosures
        Our stock options and warrants expire at various dates through October 2011. At December 31, 2001, 2000, and 1999, the weighted-average remaining contractual lives of options outstanding were 6.95, 6.88 and
        6.14 years, respectively.

        At December 31, 2001, 2000, and 1999, the number of exercisable shares under option was 2,837,361, 2,350,334 and 2,509,756, respectively, and the weighted-average exercise price of those options was $5.75, $4.78 and $3.91, respectively.

        The per share weighted-average fair value of stock options granted during 2001 was $6.99 per share for compensatory and $10.58 for non-compensatory options; for 2000 was $4.07 per share for compensatory and $2.71 for non-compensatory options; and for 1999 was $4.14 per share for compensatory and $2.85 for non-compensatory options. The amounts were determined as of the options' grant dates using a qualified


                                       110                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        Black-Scholes option-pricing model with the following weighted-average assumptions: 2001 - risk-free interest rate of 4.664%, volatility of
        0.6178 and an expected life of 6.67 years; 2000 - risk-free interest rate of 4.987%, volatility of 0.6203 and an expected life of 5.82 years; and 1999 - risk-free interest rate of 6.66%, volatility of 0.6455 and an expected life of 5.7 years.

        Summary information about our stock options and warrants outstanding at
        December 31, 2001:
                            Options and Warrants Outstanding                          Options and Warrants Exercisable
          -----------------------------------------------------------------------  --------------------------------------
                                                  Weighted
                                                   Average
                                    Number        Remaining         Weighted            Number
           Range of Exercise    outstanding as   Contractual        Average         Exercisable as    Weighted Average
                 Prices           of 12/31/01       Life         Exercise Price      of 12/31/01       Exercise Price
          -----------------------------------------------------------------------  --------------------------------------
             $0.01-$4.00             872,646         5.07              $3.48            744,199            $3.54
             $4.06-$5.69             438,804         7.57              $4.97            176,800            $4.92
             $6.00-$6.00             608,283         6.57              $6.00            392,989            $6.00
             $6.13-$6.13              50,000         8.95              $6.13             10,000            $6.13
             $6.50-$6.50           1,824,600         7.76              $6.50            656,714            $6.50
             $6.63-$6.94              80,000         6.08              $6.80             45,333            $6.81
             $7.00-$7.00             778,022         6.63              $7.00            428,788            $7.00
             $7.25-$7.50             544,750         7.00              $7.41            346,000            $7.36
             $7.63-$10.98            145,693         8.31              $8.88             36,538            $7.63
             $11.25-$11.25            50,000         9.50             $11.25                ---            $ ---
                                -------------------------------------------------  --------------------------------------
             $0.01-$11.25          5,392,798         6.95              $6.10          2,837,361            $5.75
                                =================================================  ======================================

        Had compensation cost for our 2001, 2000 and 1999 grants for stock-based compensation plans been determined consistent with SFAS 123, our net income (loss) and net income (loss) per common share would approximate the pro forma amounts below (in thousands except per share data):
                                                                           As Reported         Pro Forma
                                                                         ---------------- -------------------
          2001:
          Net income                                                       $   4,589       $     1,578
          Basic and diluted net income (loss) per common share             $    0.05       $     (0.01)

          2000:
          Net loss                                                         $ (13,234)      $   (15,646)
          Basic and diluted net loss per common share                      $   (0.29)      $     (0.34)

          1999:
          Net loss                                                         $  (9,527)      $   (11,714)
          Basic and diluted net loss per common share                      $   (0.21)      $     (0.26)

        Pro forma net income (loss) reflects options granted in 1996 through 2001. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above since compensation cost is reflected over the options' vesting period of generally 5 years and compensation cost for options granted prior to January 1, 1996 is not considered.

        Class A Common Shares Held in Treasury
        In 2000 we acquired a total of 10,000 shares of GCI Class A common stock for approximately $52,000 to fund deferred compensation agreements for an officer.


                                       111                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        Employee Stock Purchase Plan
        In December 1986, we adopted an Employee Stock Purchase Plan ("Plan") qualified under Section 401 of the Internal Revenue Code of 1986 ("Code"). The Plan provides for acquisition of GCI's Class A and Class B common stock at market value. The Plan permits each employee who has completed one year of service to elect to participate in the Plan. Eligible employees may elect to reduce their compensation in any even dollar amount up to 10 percent of such compensation up to a maximum of $10,500 in 2001 and $11,000 in 2002; they may contribute up to 10 percent of their compensation with after-tax dollars, or they may elect a combination of salary reductions and after-tax contributions.

        We may match employee salary reductions and after tax contributions in any amount, elected by our Board of Directors each year, but not more than 10 percent of any one employee's compensation will be matched in any year. For the years ended December 31, 2001, 2000 and 1999 the combination of salary reductions, after tax contributions and matching contributions could not exceed 25 percent of any employee's compensation (determined after salary reduction) for any year. For the year ended December 31, 2002 the combination of salary reductions, after tax contributions and matching contributions cannot exceed 100 percent of any employee's compensation up to a maximum of $40,000 (determined after salary reduction) for any year. Matching contributions vest over six years. Employee contributions may be invested in GCI common stock, WorldCom common stock, AT&T common stock or various mutual funds. TCI common stock was previously offered to employees as an investment choice however TCI's merger with AT&T in March 1999 resulted in the conversion of TCI shares of common stock into AT&T shares of common stock.

        Employee contributions invested in GCI common stock receive up to 100% matching, as determined by our Board of Directors each year, in GCI common stock. Employee contributions invested in other than GCI common stock receive up to 50% matching, as determined by our Board of Directors each year, in GCI common stock. Our matching contributions allocated to participant accounts totaled approximately $3,194,000, $2,773,000 and $2,448,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The Plan may, at its discretion, purchase shares of GCI common stock from GCI at market value or may purchase GCI's common stock on the open market. In 1999 and 2000 we funded our employer-matching contributions through the issuance of new shares of GCI common stock rather than market purchases. In 2001 we funded our employer-matching contributions through the purchase of shares on the open market.

        Effective July 1, 2000, we transferred all of the Plan assets to Merrill, Lynch, Pierce, Fenner and Smith, Incorporated who became the Plan's new recordkeeper.

        We are exploring opportunities to allow our employees to diversify certain of their holdings of GCI common stock in the Plan beginning in 2002.

(8)     Fiber Optic Cable System
        In early February 1999 we completed construction of our fiber optic cable system with commercial services commencing at that time. The cities of Anchorage, Juneau and Seattle are connected via a subsea route. Subsea and terrestrial connections extended the fiber optic cable to Fairbanks via Whittier and Valdez. The total system cost was approximately $125 million. Portions of the fiber optic system capacity have been sold (see note 1(o)).

(9)     Industry Segments Data
        Our reportable segments are business units that offer different products. The reportable segments are each managed separately because they manage and offer distinct products with different production and delivery processes.


                                       112                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

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

         Cable services. We provide cable television services to residential, commercial and government users in the State of Alaska. Our cable systems serve 31 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks and Juneau. We offer digital cable television services in Anchorage, Fairbanks, Juneau and Kenai and retail cable modem service (through our Internet services segment) in Anchorage, Fairbanks, Juneau and several other communities in Alaska. We plan to expand our product offerings as plant upgrades are completed in other communities in Alaska.

         Local access services. We offer facilities based competitive local exchange services in Anchorage and Fairbanks and plan to provide similar competitive local exchange services in Juneau during the first quarter of 2002 and in other locations pending regulatory approval.

         Internet services. We offer wholesale and retail Internet services. We offer cable modem service in Anchorage, Fairbanks, Juneau and several other communities in Alaska and plan to provide cable modem service in other areas in 2002. Our undersea fiber optic cable allows us to offer enhanced services with high-bandwidth requirements.

        Included in the "All Other" category in the tables that follow are our managed services, product sales, cellular telephone services, and management services for Kanas, a related party (see note 11). None of these business units has ever met the quantitative thresholds for determining reportable segments. Also included in the All Other category are corporate related expenses including marketing, customer service, management information systems, accounting, legal and regulatory, human resources and other general and administrative expenses. In 1999 and 2001, the All Other category includes revenues and costs associated with sales of undersea fiber optic cable system capacity (see note 1(o)).

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


                                       113                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        Summarized financial information for our reportable segments for the years ended December 31, 2001, 2000 and 1999 follows (amounts in thousands):
                                                       Reportable Segments
                                     --------------------------------------------------------
                                        Long-                 Local                 Total
                                       Distance    Cable      Access  Internet    Reportable      All
                                       Services   Services   Services Services     Segments      Other     Total
                                     ------------------------------------------------------------------------------
                   2001
        Revenues:
         Intersegment                 $   20,239     1,650     8,716    6,110       36,715          355     37,070
         External                        200,694    76,554    25,229   11,996      314,473       42,785    357,258
                                     ------------------------------------------------------------------------------
            Total revenues               220,933    78,204    33,945   18,106      351,188       43,140    394,328
                                     ------------------------------------------------------------------------------
        Cost of sales and services:
         Intersegment                     16,739       ---     1,586   17,345       35,670          461     36,131
         External                         73,257    20,829    14,037    4,749      112,872       26,921    139,793
                                     ------------------------------------------------------------------------------
            Total cost of sales and
            services                      89,996    20,829    15,623   22,094      148,542       27,382    175,924
                                     ------------------------------------------------------------------------------
        Contribution:
         Intersegment                      3,500     1,650     7,130  (11,235)       1,045         (106)       939
         External                        127,437    55,725    11,192    7,247      201,601       15,864    217,465
                                     ------------------------------------------------------------------------------
            Total contribution           130,937    57,375    18,322   (3,988)     202,646       15,758    218,404

        Selling, general and
         administrative expenses          34,218    19,528     9,122    5,698       68,566       52,249    120,815
                                     ------------------------------------------------------------------------------
        Earnings (loss) from
         operations before
         depreciation, amortization,
         net interest expense and
         income taxes                     96,719    37,847     9,200   (9,686)     134,080      (36,491)    97,589

        Depreciation and amortization     23,301    20,704     3,530    2,879       50,414        6,663     57,077
                                     ------------------------------------------------------------------------------
        Operating income (loss)       $   73,418    17,143     5,670  (12,565)      83,666      (43,154)    40,512
                                     ==============================================================================

        Total assets                  $  294,175   321,722    30,040   27,363      673,300       61,379    734,679
                                     ==============================================================================

        Capital expenditures          $   27,035    16,034     8,085    6,516       57,670       10,311     67,981
                                     ==============================================================================

                   2000
        Revenues:
         Intersegment                 $   15,750     1,493     6,675    3,173       27,091          123     27,214
         External                        182,676    67,898    20,205    8,425      279,204       13,401    292,605
                                     ------------------------------------------------------------------------------
            Total revenues               198,426    69,391    26,880   11,598      306,295       13,524    319,819
                                     ------------------------------------------------------------------------------
        Cost of sales and services:
         Intersegment                     13,554       ---     1,401   11,692       26,647          123     26,770
         External                         76,568    17,821    10,768    4,389      109,546       10,166    119,712
                                     ------------------------------------------------------------------------------
            Total cost of sales and
             services                     90,122    17,821    12,169   16,081      136,193       10,289    146,482
                                     ------------------------------------------------------------------------------
        Contribution:

         Intersegment                      2,196     1,493     5,274   (8,519)         444          ---        444
         External                        106,108    50,077     9,437    4,036      169,658        3,235    172,893
                                     ------------------------------------------------------------------------------
            Total contribution           108,304    51,570    14,711   (4,483)     170,102        3,235    173,337


                                       114                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


                                                       Reportable Segments
                                     --------------------------------------------------------
                                        Long-                 Local                 Total
                                       Distance    Cable      Access  Internet    Reportable      All
                                       Services   Services   Services Services     Segments      Other     Total
                                     ------------------------------------------------------------------------------
        Selling, general and
         administrative expenses      $   31,139    17,997     9,343    5,090       63,569       41,349    104,918
                                     ------------------------------------------------------------------------------
        Earnings (loss) from
         operations before
         depreciation, amortization,
         net interest expense and
         income taxes                     77,165    33,573     5,368   (9,573)     106,533      (38,114)    68,419

        Depreciation and amortization     20,817    18,942     4,375    1,915       46,049        5,923     51,972
                                     ------------------------------------------------------------------------------
                                                                                                           104,918
        Operating income (loss)       $   56,348    14,631       993  (11,488)      60,484      (44,037)    16,447
                                     ==============================================================================

        Total assets                  $  257,913   304,094    24,827   22,768      609,602       69,405    679,007
                                     ==============================================================================

        Capital expenditures          $   15,577    11,661     3,430    7,902       38,570       10,326     48,896
                                     ==============================================================================

                   1999
        Revenues:
         Intersegment                 $    5,243     1,942     3,937      207       11,329          ---     11,329
         External                        164,043    61,146    15,543    4,799      245,531       33,648    279,179
                                     ------------------------------------------------------------------------------
            Total revenues               169,286    63,088    19,480    5,006      256,860       33,648    290,508
                                     ------------------------------------------------------------------------------
        Cost of sales and services:
         Intersegment                      3,430       ---     1,255    6,094       10,779          ---     10,779
         External                         80,970    15,478     7,892    3,151      107,491       14,976    122,467
                                     ------------------------------------------------------------------------------
            Total cost of sales and
             services                     84,400    15,478     9,147    9,245      118,270       14,976    133,246
                                     ------------------------------------------------------------------------------
        Contribution:
         Intersegment                      1,813     1,942     2,682   (5,887)         550          ---        550
         External                         83,073    45,668     7,651    1,648      138,040       18,672    156,712
                                     ------------------------------------------------------------------------------
            Total contribution            84,886    47,610    10,333   (4,239)     138,590       18,672    157,262

        Selling, general and
         administrative expenses          22,872    15,092     9,269    4,448       51,681       46,601     98,282
                                     ------------------------------------------------------------------------------
        Earnings (loss) from
         operations before
         depreciation, amortization,
         net interest expense and
         income taxes                     62,014    32,518     1,064   (8,687)      86,909      (27,929)    58,980

        Depreciation and amortization     16,270    17,626     3,281    1,128       38,305        4,375     42,680
                                     ------------------------------------------------------------------------------
                                                                                                           104,918
        Operating income (loss)       $   45,744    14,892    (2,217)  (9,815)      48,604      (32,304)    16,300
                                     ==============================================================================

        Total assets                  $  223,941   310,421    28,364   16,176      578,902       64,249    643,151
                                     ==============================================================================

        Capital expenditures          $   17,626     7,186     3,207    5,991       34,010        2,563     36,573
                                     ==============================================================================

        Long-distance services, local access services and Internet services are billed utilizing a unified accounts receivable system and are not reported separately by business segment. All such accounts receivable are included above in the long-distance services segment for all periods presented.


                                       115                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):
         Years ended December 31,                                                 2001            2000           1999
                                                                            --------------- --------------- --------------
         Reportable segment revenues                                       $    351,188         306,295        256,860
         Plus All Other revenues                                                 43,140          13,524         33,648
         Less intersegment revenues eliminated in consolidation                  37,070          27,214         11,329
                                                                            --------------- --------------- --------------
              Consolidated revenues                                        $    357,258         292,605        279,179
                                                                            =============== =============== ==============

        A reconciliation of reportable segment earnings from operations before depreciation, amortization, net interest expense, income taxes and cumulative effect of a change in accounting principle to consolidated net income (loss) before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):
         Years ended December 31,                                                 2001            2000           1999
                                                                            -------------- ---------------- --------------
         Reportable segment earnings from operations before depreciation, amortization, net interest expense, income taxes and cumulative
           effect of a change in accounting principle                      $    134,080         106,533         86,909
         Less All Other loss from operations before depreciation,
           amortization, net interest expense, income taxes and
           cumulative effect of a change in accounting principle                 36,491          38,114         27,929
         Less intersegment contribution eliminated in consolidation                 939             444            550
                                                                            -------------- ---------------- --------------
              Consolidated earnings from operations before depreciation, amortization, net interest expense, income taxes and
                cumulative effect of a change in accounting principle            96,650          67,975         58,430
         Less depreciation and amortization expense                              57,077          51,972         42,680
                                                                            -------------- ---------------- --------------
              Consolidated operating income                                      39,573          16,003         15,750
         Less interest expense, net                                              30,914          38,143         30,616
         Plus gain on sale of property and equipment                                ---             491            ---
                                                                            -------------- ---------------- --------------
              Consolidated net income (loss) before income taxes and
                cumulative effect of a change in accounting principle      $      8,659         (21,649)       (14,866)
                                                                            ============== ================ ==============

                                       116                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        A reconciliation of reportable segment operating income to consolidated net income (loss) before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):
         Years ended December 31,                                                 2001            2000           1999
                                                                            --------------- --------------- --------------
         Reportable segment operating income                               $     83,666          60,484         48,604
         Less All Other operating loss                                           43,154          44,037         32,304
         Less intersegment contribution eliminated in consolidation                 939             444            550
                                                                            --------------- --------------- --------------
              Consolidated operating income                                      39,573          16,003         15,750
         Less interest expense, net                                              30,914          38,143         30,616
         Plus gain on sale of property and equipment                                ---             491            ---
                                                                            --------------- --------------- --------------
              Consolidated net income (loss) before income taxes and
                cumulative effect of a change in accounting principle      $      8,659         (21,649)       (14,866)
                                                                            =============== =============== ==============

        We provide long-distance services to WorldCom (see note 11) and Sprint, major customers. We earned revenues from Sprint, net of discounts, included in the long-distance segment, totaling approximately $36,899,000 for the year ended December 31, 2001. As a percentage of total revenues, Sprint revenues totaled 10.3% for the year ended December 31, 2001. Sprint was not a major customer for segment disclosure purposes for the years ended December 31, 2000 and 1999.

(10)   Financial Instruments

       Fair Value of Financial Instruments

       The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts and estimated fair values of our financial instruments at December 31, 2001 and 2000 follows (amounts in thousands):
                                                     2001                      2000
                                           ------------------------- -------------------------
                                             Carrying      Fair        Carrying      Fair
                                              Amount       Value        Amount       Value
                                           ------------------------- -------------------------
         Short-term assets                   $ 66,747      66,747       53,589       53,589
         Notes receivable with related
            parties                          $  3,246       3,246        3,235        3,235
         Short-term liabilities              $ 47,172      47,172       41,312       41,312
          Long-term debt and capital lease
            obligations                      $397,096     411,712      381,496      396,976
          Fair value hedge asset             $  1,261       1,261          ---          ---
          Cash flow hedge liability          $    217         217          ---          ---

       The following methods and assumptions were used to estimate fair values:

           Short-term assets: The fair values of cash and cash equivalents, net receivables and current portion of notes receivable with related parties approximate their carrying values due to the short-term nature of these financial instruments.

           Notes receivable with related parties: The carrying value of notes receivable with related parties is estimated to approximate fair values. Although there are no quoted market prices available for these


                                       117                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

           instruments, the fair value estimates were based on the change in interest rates and risk related interest rate spreads since the note origination dates.

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

        Derivative Instruments and Hedging Activities
        Effective January 3, 2001, we entered into an interest rate swap agreement to convert $50 million of 9.75% fixed rate debt to a variable interest rate equal to the 90 day Libor rate plus 334 basis points. Terms of the interest rate swap mirror the underlying fixed rate debt, except the interest rate swap extends through August 1, 2007 and is cancelable at the option of the counterparty beginning August 1, 2002. We entered into the transaction to take advantage of an anticipated decline in interest rates. Under SFAS No. 133, the interest rate swap is accounted for as a fair value hedge. The differential to be paid or received is recorded as an increase or decrease in Interest Expense in the Consolidated Statements of Operations in the period in which it is recognized. During the year ended December 31, 2001 we recognized approximately $1.1 million as a decrease to interest expense. As of December 31, 2001, the amount of change in the fair value of debt approximates the change in the fair value of the interest rate swap.

        Effective September 21, 2001, we entered into an interest rate swap agreement to convert $25 million of variable interest rate debt equal to the 90 day Libor rate plus 334 basis points to 3.98% fixed rate debt plus applicable margins. Terms of the interest rate swap mirror the underlying variable rate debt, except the interest rate swap terminates on September 21, 2004. We entered into the transaction to help insulate us from future increases in interest rates. Under SFAS No. 133, the interest rate swap is accounted for as a cash flow hedge. The initial fair value of the interest rate swap was recorded in other comprehensive income in the consolidated statements of stockholders' equity. The change in the fair value of the interest rate swap net of income taxes will be recorded as an increase or decrease in other comprehensive income in the Consolidated Statements of Stockholders' Equity in the period in which it is recognized. The interest rate swap fair value of $13,000 ($8,000 after deducting income taxes) was recorded in other comprehensive income in the Consolidated Statements of Stockholders' Equity during the year ended December 31, 2001. The accrual of interest income or expense is recognized in Interest Expense in the Consolidated Statements of Operations. During the year ended December 31, 2001 we recognized approximately $112,000 in incremental interest expense resulting from this transaction.

(11)    Related Party Transactions
        We earned revenues from WorldCom, a major shareholder of GCI (see note
        7), net of discounts, of approximately $58,225,000, $53,065,000 and $43,676,000 for the years ended December 31, 2001, 2000 and 1999, respectively. As a percentage of total revenues, WorldCom revenues totaled 16.3%, 18.1% and 15.6% for the years ended December 31, 2001, 2000 and 1999, respectively. Amounts receivable, net of accounts payable, from WorldCom totaled $15,379,000 and $10,453,000 at December 31, 2001 and 2000, respectively. We paid WorldCom for distribution of our traffic in the Lower 49 states amounts totaling approximately $7,289,000, $9,124,000 and $10,623,000 for the years ended December 31,
        2001, 2000 and 1999, respectively.

        We entered into a long-term capital lease agreement in 1991 with the wife of our president for property occupied by us. We guarantee the lease. The lease term is 15 years with monthly payments increasing in $800 increments at each two-year anniversary of the lease. Monthly lease costs will increase to $19,200


                                       118                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        effective October 2003. Since the property was not sold prior to the tenth year of the lease, the owner is required to pay us the greater of one-half of the appreciated value of the property over $900,000, or $500,000. Accordingly, we have recognized a $500,000 account receivable in Employee and Other Receivables and a corresponding increase in Obligations Under Capital Lease Due to Related Party at December 31, 2001. The account receivable was paid in the first quarter of 2002. The leased asset was capitalized in 1991 at the owner's cost of $900,000 and the related obligation was recorded in the accompanying financial statements.

        GCI Cable, Inc. ("GCI Cable") was a party to a Management Agreement with PMLP that began in 1996. We mutually agreed to terminate the agreement in 2000. In connection with the agreement, GCI Cable received services valued at approximately $239,000 and $334,000 including reimbursable expenses for the years ended December 31, 2000 and 1999, respectively.

        During the six-month period ended June 30, 2001 and the year ended December 31, 2000 we provided management services to Kanas. Effective June 30, 2001 we completed the acquisition of WorldCom's 85% controlling interest in Kanas (see note 3). During the six-month period ended June 30, 2001 and the year ended December 31, 2000 we earned revenues of approximately $618,000 and $690,000, respectively, for management services and long-distance services provided to Kanas. We paid approximately $372,000 and $744,000 to Kanas for the lease and maintenance of fiber optic cable capacity during the six-month period ended June 30, 2001 and the year ended December 31, 2000, respectively. We advanced approximately $4.9 million and $3.0 million to Kanas to partially fund its operations during the six-month period ended June 30, 2001 and the year ended December 31, 2000, respectively. Accounts receivable from Kanas were approximately $3.7 million at December 31, 2000 and were classified as Other Assets in the Consolidated Balance Sheets at December 31, 2000.

        In January 2001 we entered into an aircraft operating lease agreement with a company owned by GCI's president. The lease is month-to-month, may be terminated at any time upon one hundred and twenty days written notice, and contains a monthly lease rate of $40,000. Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share. At December 31, 2001 204,333 shares under the option agreement are exercisable, the remaining 45,667 shares become exercisable at a rate of approximately 11,000 per month through April 2002. We paid a deposit of $1.5 million in connection with the lease. The deposit will be repaid to us upon the earlier of (1) thirty-six months from the initial date of the lease, (2) six months after the agreement terminates, or (3) nine months after the date of a termination notice.

 (12)   Commitments and Contingencies

        Leases
        Operating Leases as Lessee. We lease business offices, have entered into site lease agreements and use satellite transponder capacity and certain equipment pursuant to operating lease arrangements. Rental costs under such arrangements amounted to approximately $9,292,000, $8,152,000 and $13,678,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        Satellite Transponder Capacity Capital Lease. We lease satellite transponder capacity through a capital lease arrangement with a leasing company. The capital lease was entered into in March 2000. The effective term of the lease is nine years from the closing date. The capital lease includes certain covenants requiring maintenance of specific levels of operating cash flow to indebtedness and limitations on additional indebtedness. We were in compliance with all covenants during the year ending December 31, 2001.


                                       119                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        We began operating the satellite transponders on April 1, 2000. The satellite transponders are recorded at a cost of $48.2 million and are being depreciated over nine years with a remaining residual value of $14.3 million at December 31, 2001. At December 31, 2001 and 2000 $45.9 million and $47.6 million, respectively, was financed under this capital lease.

        A summary of future minimum lease payments for all leases follows
        (amounts in thousands):
           Years ending December 31:                                           Operating      Capital
                                                                              ------------ -------------
             2002                                                            $    8,692         6,771
             2003                                                                 7,393         6,673
             2004                                                                 5,518         8,632
             2005                                                                 4,994        10,426
             2006                                                                 3,378         9,868
             2007 and thereafter                                                 10,369        34,250
                                                                              ------------ -------------
               Total minimum lease payments                                  $   40,344        76,620
                                                                              ============
               Less amount representing interest                                              (29,338)
               Less current maturities of obligations under capital
                 leases                                                                        (1,646)
                                                                                           -------------
               Subtotal - long-term obligations under capital leases                           45,636
               Less long-term obligations under capital leases due to
                 related party, excluding current maturities                                     (620)
                                                                                           -------------
                   Long-term obligations under capital leases, excluding
                      related party, excluding current maturities                         $    45,016
                                                                                           =============

        The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. We expect that in the normal course of business leases that expire will be renewed or replaced by leases on other properties.

        Operating Leases as Lessor. In 1999 we signed agreements with a large commercial customer for the lease of DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the Lower 48 states. The lease agreements were for three years with renewal options. One lease was canceled in January 2002, approximately two months before its expiration. We do not expect that the remaining two leases will be renewed.

        In 2000 we signed additional agreements with WorldCom (see note 11) for the lease of DS3 circuits within Alaska, and between Alaska and the Lower 48 states. The lease agreements are for five years with no renewal options.

        A summary of minimum future operating lease rentals follows (amounts in thousands):

           Years ending December 31,
             2002                                  $   4,513
             2003                                      3,984
             2004                                      3,984
             2005                                      3,984
                                                    ---------
              Total minimum lease rentals          $  16,465
                                                    =========


        Telecommunication Services Agreement
        We lease a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provide management and maintenance services for this capacity to a customer. The telecommunications service agreement is for fifteen years and may be extended for up to two successive three-year periods and, upon expiration of the extensions, one additional year.


                                       120                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


        A summary of minimum future service revenues, assuming the agreement is not terminated pursuant to contract provisions, follows (amounts in thousands):

          Years ending December 31,
          2002                                   $   7,620
          2003                                       7,620
          2004                                       7,620
          2005                                       7,620
          2006                                       7,620
          2007 and thereafter                       72,087
                                                  -----------
          Total minimum future service revenues  $ 110,187
                                                  ===========

        In December 2001 we signed an additional agreement with our customer in which we agreed to, amongst other things, upgrade the 800-mile fiber optic system, install multiple earth stations, and potentially provide other services.

        Deferred Compensation Plan
        During 1995, we adopted a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. We may contribute matching deferrals at a rate selected by us. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of us with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled approximately $39,000, $0 and $60,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        Self-Insurance
        We are self-insured for losses and liabilities related primarily to health and welfare claims up to predetermined amounts above which third party insurance applies. A reserve of $1.5 million and $660,000 was recorded at December 31, 2001 and 2000, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserve. While we use what we believe is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

        We are self-insured for damage or loss to certain of our transmission facilities, including our buried, under sea, and above-ground transmission lines. If we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.

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


                                       121                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        Cable Service Rate Reregulation
        Federal law permits regulation of basic cable programming services rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system's subscribers request such regulation by filing a petition with the RCA. At December 31, 2001, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. (The Juneau system serves 7.4% of our total basic service subscribers at December 31, 2001.) On July 27, 2000 the RCA approved in full a requested rate increase for the Juneau system, which was effective October 1, 2000.

        Internal Revenue Service Examination
        Our U.S. income tax return for 1999 was selected for examination by the Internal Revenue Service during 2001. The examination commenced during the third quarter of 2001. We believe this examination will not have a material adverse effect on our financial position, results of operations or our liquidity.

        ILEC Over-earnings Refund
        The FCC ruled in February 2001 that ACS's earnings for the 1997 to 1998 reporting period exceeded their authorized rate of return and ordered a refund to us of approximately $2.7 million, plus interest. Rate of return carriers such as ACS are required by the FCC to refund earnings from interstate access charges assessed to long-distance carriers when their earnings exceed their authorized rate of return. ACS has appealed the FCC ruling which is expected to be decided by the U.S. Court of Appeals for the District of Columbia circuit in June 2002. We are unable to determine the final amount to be refunded and when it may be refunded. The refundable amount has been accounted for as a gain contingency, and, accordingly, has not been recorded. The refundable amount, if any, will be recorded upon receipt when realization is a certainty.

        Bid to Purchase Fiber Optic Cable System Assets
        The assets of WCIC, a competing fiber optic cable system connecting Alaska to the Lower 48 states, have been offered for sale following its bankruptcy filing and reorganization. We have submitted several bids to purchase system assets and capacity, none of which have been accepted. We have amended our credit agreements as described further in note 5 to allow us to obtain sufficient financing in the event we are the successful bidder. We expect the seller to complete the sales transaction in the second or third quarter of 2002.


                                       122                           (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(13)    Supplementary Financial Data

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 (amounts in thousands, except per share amounts):
                                                            First      Second        Third      Fourth       Total
                                                           Quarter     Quarter      Quarter     Quarter      Year
                                                       ------------ ----------- ------------ ----------- ------------
         2001
         Total revenues (1)                             $   96,917      85,535       88,019       86,787     357,258
         Net income (1)                                 $    2,423         166        1,527          473       4,589
         Basic net income (loss) per common share       $     0.04       (0.01)        0.02         0.00        0.05
         Diluted net income (loss) per common share (2) $     0.03       (0.01)        0.02         0.00        0.05

         2000
         Total revenues                                 $   68,277      71,426       75,906       76,996     292,605
         Net loss                                       $   (5,498)     (3,526)      (2,352)      (1,858)    (13,234)
         Basic and diluted net loss per common share    $    (0.12)      (0.08)       (0.05)       (0.04)      (0.29)

         --------------
         (1) The first quarter of 2001 includes $19.5 million of revenue and $8.7 of operating income from the sale of long-haul capacity in the Alaska United undersea fiber optic cable system.
         (2) Due to rounding, the sum of quarterly net income (loss) per common share amounts does not agree to total year net income per common share.
         --------------

                                     Part IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K
     (a)(l) Consolidated Financial Statements                                                               Page No.
                                                                                                            --------
            Included in Part II of this Report:

                  Independent Auditors' Report..............................................................84

                  Consolidated Balance Sheets, December 31, 2001 and 2000...................................85 -- 86

                  Consolidated Statements of Operations,
                     Years ended December 31, 2001, 2000 and 1999...........................................87

                  Consolidated Statements of Stockholders' Equity,
                     Years ended December 31, 2001, 2000 and 1999...........................................88

                  Consolidated Statements of Cash Flows,
                     Years ended December 31, 2001, 2000 and 1999...........................................90

                  Notes to Consolidated Financial Statements................................................91 -- 123

     (a)(2) Consolidated Financial Statement Schedules

            Included in Part IV of this Report:

                  Independent Auditors' Report..............................................................131

                  Schedule VIII - Valuation and Qualifying Accounts,
                     Years ended December 31, 2001, 2000 and 1999...........................................132

     Other schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(b)     Exhibits

        Listed below are the exhibits that are filed as a part of this Report
        (according to the number assigned to them in Item 601 of Regulation
        S-K):
        Exhibit No.                                             Description
      ------------------------------------------------------------------------------------------------------------------
          3.1            Restated Articles of Incorporation of the Company dated December 18, 2000 (30)
          3.2            Amended and Restated Bylaws of the Company dated January 28, 2000 (28)
          4.1            1997 Amendment No. 1 to Voting Agreement dated October 31, 1996, among Prime II Management
                            L.P., as agent for the Voting Prime Sellers, MCI Telecommunications Corporation, Ronald
                            A. Duncan, Robert M. Walp and TCI GCI, Inc. (23)
          10.1           Employee stock option agreements issued to individuals Spradling, Strid, Behnke, and
                            Lewkowski (3)
          10.3           Westin Building Lease (5)
          10.4           Duncan and Hughes Deferred Bonus Agreements (6)
          10.5           Compensation Agreement between General Communication, Inc. and William C. Behnke dated
                            January 1, 1997 (19)
          10.6           Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska
                            (3)
          10.7           1986 Stock Option Plan, as amended (21)
          10.8           Loan agreement between National Bank of Alaska and GCI Leasing Co., Inc. dated December 31,
                            1992 (4)
          10.13          MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication,
                            Inc. dated January 1, 1993 (8)
          10.14          Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and
                            General Communication, Inc. dated January 1, 1993 (8)
          10.15          Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated
                            August 13, 1993 (9)
          10.16          Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
          10.17          Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13,
                            1993 (9)
          10.19          Summary Plan Description pertaining to the Revised Qualified Employee Stock Purchase Plan of
                            General Communication, Inc. (10)
          10.20          The GCI Special Non-Qualified Deferred Compensation Plan (11)
          10.21          Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and
                            GCI Communication Corp. (11)
          10.23          Management Agreement, between Prime II Management, L.P., and GCI Cable, Inc., dated October
                            31, 1996 (12)
          10.25          Licenses: (5)
          10.25.1           214 Authorization
          10.25.2           International Resale Authorization
          10.25.3           Digital Electronic Message Service Authorization
          10.25.4           Fairbanks Earth Station License
          10.25.5           Fairbanks (Esro) Construction Permit for P-T-P Microwave Service
          10.25.6           Fairbanks (Polaris) Construction Permit for P-T-P Microwave Service
          10.25.7           Anchorage Earth Station Construction Permit
          10.25.8           License for Eagle River P-T-P Microwave Service
          10.25.9           License for Juneau Earth Station
          10.25.10          Issaquah Earth Station Construction Permit
          10.26          ATU Interconnection Agreement between GCI Communication Corp. and Municipality of Anchorage,
                            executed January 15, 1997 (18)
          10.29          Asset Purchase Agreement, dated April 15, 1996, among General Communication,

        Exhibit No.                                             Description
      ------------------------------------------------------------------------------------------------------------------
                            Inc., ACNFI, ACNJI and ACNKSI (12)
          10.30          Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and Alaska
                            Cablevision, Inc. (12)
          10.31          Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and
                            McCaw/Rock Homer Cable System, J.V. (12)
          10.32          Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and
                            McCaw/Rock Seward Cable System, J.V. (12)
          10.33          Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among
                            General Communication, Inc., and the Prime Sellers Agent (13)
          10.34          First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General
                            Communication, Inc., ACNFI, ACNJI and ACNKSI (13)
          10.36          Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order
                            U-96-89(8) dated January 14, 1997 (18)
          10.37          Amendment to the MCI Carrier Agreement executed April 20, 1994 (18)
          10.38          Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (16)
          10.39          MCI Carrier Addendum--MCI 800 DAL Service effective February 1, 1994 (16)
          10.40          Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (16)
          10.41          Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (16)
          10.42          Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (18)
          10.43          Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (16)
          10.44          Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (20)
          10.45          First Amendment to Contract for Alaska Access Services between General Communication, Inc.
                            and MCI Telecommunications Corporation dated April 1, 1996 (20)
          10.46          Service Mark License Agreement between MCI Communications Corporation and General
                            Communication, Inc. dated April 13, 1994 (19)
          10.47          Radio Station Authorization (Personal Communications Service License), Issue Date June 23,
                            1995 (19)
          10.48          Framework Agreement between National Bank of Alaska (NBA) and General Communication, Inc.
                            dated October 31, 1995 (17)
          10.49          1997 Call-Off Contract between National Bank of Alaska (NBA) and General Communication,
                            Inc. (GCI) dated November 1, 1996 (20)
          10.50          Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc.
                            and GCI Network Systems dated April 1, 1992 (20)
          10.51          Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August 1,
                            1996 (20)
          10.52          Lease Agreement dated September 30, 1991 between RDB Company and General Communication,
                            Inc. (3)
          10.53          Certificate of Public Convenience and Necessity No. 436 for Telecommunications Service
                            (Relay Services) (19)
          10.54          Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings dated
                            September 23, 1996 (19)
          10.55          Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (19)
          10.56          Contract for Alaska Access Services among General Communication, Inc. and GCI
                            Communication Corp., and Sprint Communications Company L.P. dated June 1, 1993 (20)
          10.57          First Amendment to Contract for Alaska Access Services between General Communication, Inc.
                            and Sprint Communications Company L.P. dated as of August 7, 1996 (20)
          10.58          Employment and Deferred Compensation Agreement between General Communication, Inc. and
                            John M. Lowber dated July 1992 (19)
          10.59          Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated
                            August 15, 1994 (19)

        Exhibit No.                                             Description
      ------------------------------------------------------------------------------------------------------------------
          10.60          Transponder Lease Agreement between General Communication Incorporated and Hughes
                            Communications Satellite Services, Inc., executed August 8, 1989 (9)
          10.61          Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and
                            Hughes Communications Galaxy, Inc. dated August 24, 1995 (19)
          10.62          Order Approving Application, Subject to Conditions; Requiring Filing; and Approving
                            Proposed Tariff on an Inception Basis, dated February 4, 1997 (19)
          10.63          Resale Solutions Switched Services Agreement between Sprint Communications Company L.P.
                            and GCI Communications, Inc. dated May 31, 1996 (20)
          10.64          Commitment Letter from Credit Lyonnais New York Branch, NationsBank of Texas, N.A. and TD
                            Securities (USA) Inc. for Fiber Facility dated as of July 3, 1997 (19)
          10.65          Commitment Letter from NationsBank for Credit Facility dated July 2, 1997 (19)
          10.66          Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp.
                            dated as of July 11, 1997. (23)
          10.67          Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System
                            Partnership Contract Variation No. 1 dated as of December 1, 1997. (23)
          10.68          $200,000,000 Amended and Restated Credit Agreement between GCI Holdings, Inc. and
                            NationsBank of Texas, N.A., as administrative agent, Credit Lyonnais New York Branch, as documentation agent, and TD Securities (USA), Inc. as syndication agent, dated as of
                            November 14, 1997. (23)
          10.69          $50,000,000 Amended and Restated Credit Agreement between GCI Holdings, Inc. and
                            NationsBank of Texas, N.A., as administrative agent, Credit Lyonnais New York Branch, as documentation agent, and TD Securities (USA), Inc. as syndication agent, dated as of
                            November 14, 1997. (23)
          10.70          Credit and Security Agreement Dated as of January 27, 1998 among Alaska United Fiber
                            System Partnership as Borrower and The Lenders Referred to Herein and Credit Lyonnais
                            New York Branch as Administrative Agent and NationsBank of Texas, N.A. as Syndication
                            Agent and TD Securities (USA), Inc. as Documentation Agent. (24)
          10.71          Third Amendment to Contract for Alaska Access Services between General Communication, Inc.
                            and MCI Telecommunications Corporation dated February 27, 1998 (25)
          10.72          Consent and First Amendment to Credit Agreements dated November 14, 1997 (26)
          10.73          Second Amendment to $200,000,000 Amended and Restated Credit Agreement (26)
          10.74          Second Amendment to $50,000,000 Amended and Restated Credit Agreement (26)
          10.75          Third Amendment to $200,000,000 Amended and Restated Credit Agreement (26)
          10.76          Third Amendment to $50,000,000 Amended and Restated Credit Agreement (26)
          10.77          General Communication, Inc. Preferred Stock Purchase Agreement (26)
          10.78          Qualified Employee Stock Purchase Plan of General Communication, Inc., as amended and restated
                            January 01, 2000 (28)
          10.79          Statement of Stock Designation (Series B) (26)
          10.80          Fourth Amendment to Contract for Alaska Access Services between General Communication,
                            Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom. (27)
          10.81          Fifth Amendment to Contract for Alaska Access Services between General Communication, Inc.
                            and its wholly owned subsidiary GCI Communication Corp., and Sprint Communications
                            Company L.P. (27)
          10.82          Lease Intended for Security between GCI Satellite Co., Inc. and General Electric Capital
                            Corporation (29)

        Exhibit No.                                             Description
      ------------------------------------------------------------------------------------------------------------------
          10.83          Fourth Amendment to $50,000,000 Amended and Restated Credit Agreements (30)
          10.84          Fourth Amendment to $200,000,000 Amended and Restated Credit Agreement (30)
          10.85          Fifth Amendment to $50,000,000 Amended and Restated Credit Agreements (30)
          10.86          Fifth Amendment to $200,000,000 Amended and Restated Credit Agreement (30)
          10.87          Sixth Amendment to $50,000,000 Amended and Restated Credit Agreements (30)
          10.88          Sixth Amendment to $200,000,000 Amended and Restated Credit Agreements (30)
          10.89          Fifth Amendment to Contract for Alaska Access Services between General Communication, Inc.
                            and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network
                         Services, Inc., formerly known as MCI Telecommunications Corporation dated August 7, 2000
                            ** (31)
          10.90          Sixth Amendment to Contract for Alaska Access Services between General Communication, Inc.
                            and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network
                            Services, Inc., formerly known as MCI Telecommunications Corporation dated February 14,
                            2001 ** (31)
          10.91          Seventh Amendment to Contract for Alaska Access Services between General Communication,
                            Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network
                            Services, Inc., formerly known as MCI Telecommunications Corporation dated March 8, 2001
                            ** (31)
          10.92          Sixth Amendment to Contract for Alaska Access Services between General Communication, Inc.
                            and its wholly owned subsidiary GCI Communication Corp., and Sprint Communications
                            Company L.P. dated March 9, 2001 ** (31)
          10.93          Seventh Amendment to $50,000,000 Amended and Restated Credit Agreements (33)
          10.94          Seventh Amendment to $200,000,000 Amended and Restated Credit Agreements (33)
          10.95          Eighth Amendment to $50,000,000 Amended and Restated Credit Agreements *
          10.96          Eighth Amendment to $200,000,000 Amended and Restated Credit Agreements *
          10.97          Ninth Amendment to $50,000,000 Amended and Restated Credit Agreements *
          10.98          Ninth Amendment to $200,000,000 Amended and Restated Credit Agreements *
          10.99          Statement of Stock Designation (Series C) *

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
          99.19             The Bylaws of GCI Transport, Inc. (23)
          99.20             The Articles of Incorporation of GCI Transport, Inc. (23)
          99.21             The Bylaws of Fiber Hold Co., Inc. (23)
          99.22             The Articles of Incorporation of Fiber Hold Co., Inc. (23)
          99.23             The Bylaws of GCI Fiber Co., Inc. (23)
          99.24             The Articles of Incorporation of GCI Fiber Co., Inc. (23)
          99.25             The Bylaws of GCI Satellite Co., Inc. (23)
          99.26             The Articles of Incorporation of GCI Satellite Co., Inc. (23)
          99.27             The Partnership Agreement of Alaska United Fiber System (23)
          99.28             The Bylaws of Potter View Development Co., Inc. (32)
          99.29             The Articles of Incorporation of Potter View Development Co., Inc. (32)
          99.30             The Bylaws of GCI American Cablesystems, Inc. *
          99.31             The Articles of Incorporation of GCI American Cablesystems, Inc. *

        Exhibit No.                                             Description
      ------------------------------------------------------------------------------------------------------------------
          99.32             The Bylaws of GCI Cablesystems of Alaska, Inc. *
          99.33             The Articles of Incorporation of GCI Cablesystems of Alaska, Inc. *
          99.34             The Bylaws of GCI Fiber Communication Co., Inc. *
          99.35             The Articles of Incorporation of GCI Fiber Communication Co., Inc. *

          -------------------------
             **          Certain information has been redacted from this
                            document which we desire to keep undisclosed.
             *           Filed herewith.

          -------------------------

         Exhibit
        Reference                                               Description
      ------------------------------------------------------------------------------------------------------------------
            2            Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1990
            3            Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1991
            4            Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1992
            5            Incorporated by reference to The Company's Registration Statement on Form 10  (File No.
                            0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
            6            Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1989.
            8            Incorporated by reference to The Company's Current Report on Form 8-K dated June 4, 1993.
            9            Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1993.
            10           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1994.
            11           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995.
            12           Incorporated by reference to The Company's Form S-4 Registration Statement dated October
                            4, 1996.
            13           Incorporated by reference to The Company's Current Report on Form 8-K dated November 13,
                            1996.
            14           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1996.
            16           Incorporated by reference to The Company's Current Report on Form 8-K dated March 14,
                            1996, filed March 28, 1996.
            17           Incorporated by reference to The Company's Amendment to Annual Report dated December 31,
                            1995 on Form 10-K/A as amended on August 6, 1996.
            18           Incorporated by reference to The Company's Form S-3 Registration Statement (File No.
                            333-28001) dated May 29, 1997.
            19           Incorporated by reference to The Company's Amendment No. 1 to Form S-3/A Registration
                            Statement (File No. 333-28001) dated July 8, 1997.
            20           Incorporated by reference to The Company's Amendment No. 2 to Form S-3/A Registration
                            Statement (File No. 333-28001) dated July 21, 1997.
            21           Incorporated by reference to The Company's Amendment No. 3 to Form S-3/A Registration
                            Statement (File No. 333-28001) dated July 22, 1997.
            23           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997.
            24           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for

         Exhibit
        Reference                                               Description
      ------------------------------------------------------------------------------------------------------------------
                            the period ended June 30, 1998.
            25           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1998.
            26           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
            27           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
            28           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1999.
            29           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
            30           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 2000.
            31           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001
            32           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001
            33           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001

(c)     Reports on Form 8-K

        None.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
General Communication, Inc.:


Under date of March 8, 2002, we reported on the consolidated balance sheets of General Communication, Inc. and subsidiaries ("Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the Company's 2001 Annual Report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule which is listed in the index in Item 14(a)(2) of the Company's 2001 Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion this consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                    /s/

                                    KPMG LLP





Anchorage, Alaska
March 8, 2002

Schedule VIII

                                         GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                                             Valuation and Qualifying Accounts

                                         Years ended December 31, 2001, 2000 and 1999
                                                                                Additions          Deductions
                                                                           -------------------     ----------
                                                              Balance at   Charged to              Write-offs    Balance
                                                              beginning    profit and                net of     at end of
Description                                                    of year        loss       Other     recoveries      year
-------------------------------------------------------     --------------------------------------------------------------
                                                                                (Amounts in thousands)
Allowance for doubtful receivables, year ended:

    December 31, 2001                                      $    2,864          4,076      ---         2,774        4,166
                                                            ============= ============ ========= ============= ===========

    December 31, 2000                                      $    2,833          5,546      ---         5,515        2,864
                                                            ============= ============ ========= ============= ===========

    December 31, 1999                                      $      887          4,224      ---         2,278        2,833
                                                            ============= ============ ========= ============= ===========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GENERAL COMMUNICATION, INC.

                                               By: /s/ Ronald A. Duncan
                                                  Ronald A. Duncan, President
                                                  (Chief Executive Officer)
Date:          March 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
           Signatures                                Title                                   Date
           ----------                                -----                                   ----
     /s/ Carter F. Page                     Chairman of the Board                       March 27, 2002
     -------------------------------         and Director                       ------------------------------
     Carter F. Page

     /s/ Ronald A. Duncan                   President, Chief Executive                  March 27, 2002
     -------------------------------         Officer and Director               ------------------------------
     Ronald A. Duncan                        (Principal Executive Officer)


     /s/ Robert M. Walp                     Vice Chairman of Board                      March 27, 2002
     -------------------------------         and Director                       ------------------------------
     Robert M. Walp

                                            Director
     -------------------------------                                            ------------------------------
     Ronald R. Beaumont

     /s/ Stephen M. Brett                   Director                                    March 27, 2002
     -------------------------------                                            ------------------------------
     Stephen M. Brett

     /s/ Donne F. Fisher                    Director                                    March 27, 2002
     -------------------------------                                            ------------------------------
     Donne F. Fisher

     /s/ William P. Glasgow                 Director                                    March 27, 2002
     -------------------------------                                            ------------------------------
     William P. Glasgow

     /s/ Paul S. Lattanzio                  Director                                    March 27, 2002
     -------------------------------                                            ------------------------------
     Paul S. Lattanzio

     /s/ Stephen R. Mooney                  Director                                    March 27, 2002
     -------------------------------                                            ------------------------------
     Stephen R. Mooney

                                            Director
     -------------------------------                                            ------------------------------
     James M. Schneider

     /s/ John M. Lowber                     Senior Vice President,                      March 27, 2002
     -------------------------------         Chief Financial Officer,           ------------------------------
     John M. Lowber                          Secretary and Treasurer
                                             (Principal Financial Officer)


     /s/ Alfred J. Walker                   Vice President, Chief                       March 27, 2002
     -------------------------------         Accounting Officer                 ------------------------------
     Alfred J. Walker                        (Principal Accounting Officer)