Form 10-Q
period 2002-09-30
GENERAL COMMUNICATION INC
filed 2002-11-13
CIK 808461

As filed with the Securities and Exchange Commission on November 13, 2002.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

The number of shares outstanding of the registrant's classes of common stock as of October 25, 2002 was:

                 51,871,337 shares of Class A common stock; and
                    3,877,134 shares of Class B common stock.

                                      INDEX

                           GENERAL COMMUNICATION, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                                                                                    Page No.
                                                                                                    --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of September 30, 2002
                       (unaudited) and December 31, 2001..................................................5

                    Consolidated Statements of Operations for the
                       three and nine months ended September 30, 2002
                       (unaudited) and 2001 (unaudited)...................................................7

                    Consolidated Statements of Stockholders' Equity
                       for the nine months ended September 30, 2002
                       (unaudited) and 2001 (unaudited)...................................................8

                    Consolidated Statements of Cash Flows for the nine
                       months ended September 30, 2002 (unaudited)
                       and 2001 (unaudited)...............................................................9

                    Notes to Interim Condensed Consolidated Financial
                       Statements.........................................................................10

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................24

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................43

         Item 4.    Controls and Procedures...............................................................44

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................44

         Item 4.    Submission of Matters to a Vote of Security Holders...................................44

         Item 6.    Exhibits and Reports on Form 8-K......................................................46

         Other items are omitted, as they are not applicable.

SIGNATURES................................................................................................47

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

     - Material adverse changes in the economic conditions in the markets we serve and in general economic conditions, including the continuing impact of the current depressed telecommunications industry due to high levels of competition in the long-distance market resulting in pressures to reduce prices, an oversupply of long-haul capacity, excessive debt loads; several high-profile company failures and potentially fraudulent accounting practices by some companies;
     - The efficacy of the rules and regulations to be adopted by the Federal Communications Commission ("FCC") and state public regulatory agencies to implement the provisions of the 1996 Telecom Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
     - Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include long-distance, local, cable and Internet services;
     - The extent and pace at which different competitive environments develop for each segment of our business;
     - The extent and duration for which competitors from each segment of the telecommunication industries are able to offer combined or full service packages prior to our being able to do so;
     - The degree to which we experience material competitive impacts to our traditional service offerings prior to achieving adequate local service entry;
     - Competitor responses to our products and services and overall market acceptance of such products and services;
     - The outcome of our negotiations with incumbent local exchange carriers ("ILECs") and state regulatory arbitrations and approvals with respect to interconnection agreements;
     - Our ability to purchase network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local telephone service at competitive rates;
     - Success and market acceptance for new initiatives, many of which are untested;
     - The level and timing of the growth and profitability of new initiatives, particularly local telephone services expansion, Internet (consumer and business) services expansion and wireless services;
     - Start-up costs associated with entering new markets, including advertising and promotional efforts;

     - Risks relating to the operations of new systems and technologies and applications to support new initiatives;
     -   Local conditions and obstacles;
     - The impact of oversupply of capacity resulting from excessive deployment of network capacity;
     - Uncertainties inherent in new business strategies, new product launches and development plans, including local telephone services, Internet services, wireless services, digital video services, cable modem services, digital subscriber line services, and transmission services and the offering of these services in geographic areas with which we are unfamiliar;
     - The risks associated with technological requirements, technology substitution and changes and other technological developments;
     -   Prolonged service interruptions which could affect our business;
     - Development and financing of telecommunication, local telephone, wireless, Internet and cable networks and services;
     - Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements and the consequences of increased leverage;
     -   Availability of qualified personnel;
     - Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the Regulatory Commission of Alaska ("RCA"), and adverse outcomes from regulatory proceedings;
     - Uncertainties in federal military spending levels and military base closures in markets in which we operate;
     - The ongoing global and domestic trend towards consolidation in the telecommunications industry, which trend may be the effect of making the competitors larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively;
     - The financial, credit and economic impacts of WorldCom, Inc.'s ("WorldCom") bankruptcy filing on the industry in general and on us in particular;
     - A conversion of WorldCom's bankruptcy petition to Chapter 7, an unfavorable classification of our service provider status for post July 21, 2002 services, unfavorable reauthorization of our pre-filing contracts and agreements with WorldCom, or a migration of WorldCom's traffic off our network without it being replaced by other common carriers that interconnect with our network;
     - The effect on us of pricing pressures, new program offerings and market consolidation in the markets served by our major customers, WorldCom and Sprint Corporation ("Sprint"); and
     - Other risks detailed from time to time in our periodic reports filed with the SEC.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                               GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                                                                  (Unaudited)
                                                                                 September 30,   December 31,
                            ASSETS                                                   2002            2001
---------------------------------------------------------------------------    ---------------- ---------------
                                                                                    (Amounts in thousands)
Current assets:
    Cash and cash equivalents                                                $       8,821          11,097
                                                                               --------------- ----------------
    Receivables:
        Trade                                                                       72,947          58,895
        Employee                                                                       382             358
        Other                                                                        2,468           1,678
                                                                               --------------- ----------------
                                                                                    75,797          60,931
        Less allowance for doubtful receivables                                     14,753           4,166
                                                                               --------------- ----------------
           Net receivables                                                          61,044          56,765
                                                                               --------------- ----------------

    Deferred income taxes, net                                                       4,525           4,690
    Inventories                                                                      4,704           3,462
    Prepaid and other current assets                                                 2,148           3,061
    Property held for sale                                                           1,037             481
    Notes receivable with related parties                                              108             182
                                                                               --------------- ----------------
           Total current assets                                                     82,387          79,738
                                                                               --------------- ----------------
Property and equipment in service, net of depreciation                             401,814         395,887
Construction in progress                                                            13,769           8,121
                                                                               --------------- ----------------
           Net property and equipment                                              415,583         404,008
                                                                               --------------- ----------------

Cable certificates, net of amortization of  $26,884,000 at September 30,
   2002 and December 31, 2001                                                      191,132         191,132
Goodwill, net of amortization of $7,200,000 at September 30, 2002 and
   December 31, 2001                                                                41,191          40,940
Other intangible assets, net of amortization of $1,625,000 and $1,252,000
   at September 30, 2002 and December 31, 2001, respectively                         2,820           3,387
Deferred loan and senior notes costs, net of amortization of $7,017,000 and
   $5,568,000 at September 30, 2002 and December 31, 2001, respectively              6,344           7,630
Notes receivable with related parties                                                5,625           3,246
Other assets, at cost, net of amortization of $19,000 and $70,000 at
   September 30, 2002 and December 31, 2001, respectively                            5,629           4,598
                                                                               --------------- ----------------
           Total other assets                                                      252,741         250,933
                                                                               --------------- ----------------
           Total assets                                                      $     750,711         734,679
                                                                               =============== ================

See accompanying notes to interim condensed consolidated financial statements.


                                       5                             (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                                                                 (Unaudited)
                                                                                September 30,    December 31,
             LIABILITIES AND STOCKHOLDERS' EQUITY                                    2002            2001
--------------------------------------------------------------------------    ---------------- ----------------
                                                                                   (Amounts in thousands)
Current liabilities:
    Current maturities of obligations under long-term debt and capital
       leases                                                               $        1,557           7,346
    Accounts payable                                                                36,917          36,464
    Deferred revenue                                                                16,040          11,129
    Accrued payroll and payroll related obligations                                 10,745          15,289
    Accrued liabilities                                                              6,177           4,938
    Accrued interest                                                                 3,256           8,049
    Subscriber deposits                                                                934           1,121
                                                                              ---------------- ----------------
        Total current liabilities                                                   75,626          84,336

Long-term debt, excluding current maturities                                       360,125         346,000
Obligations under capital leases, excluding current maturities                      44,843          44,933
Obligations under capital leases due to related party, excluding
  current maturities                                                                   709             703
Deferred income taxes, net of deferred income tax benefit                           29,251          25,069
Other liabilities                                                                    5,617           4,339
                                                                              ---------------- ----------------
        Total liabilities                                                          516,171         505,380
                                                                              ---------------- ----------------

Redeemable preferred stocks                                                         26,907          26,907
                                                                              ---------------- ----------------
Stockholders' equity:
  Common stock (no par):
    Class A.  Authorized 100,000,000 shares; issued 51,721,337 and
      50,967,196 shares at September 30, 2002 and December 31, 2001,
      respectively                                                                 199,436         195,647

    Class B. Authorized 10,000,000 shares; issued 3,877,134 and 3,882,843 shares at September 30, 2002 and December 31, 2001, respectively; convertible on
      a share-per-share basis into Class A common stock                              3,276           3,281

    Less cost of 316,554 and 296,554 Class A common shares held in treasury at
      September 30, 2002 and December 31, 2001, respectively                        (1,836)         (1,659)

  Paid-in capital                                                                   11,117          10,474
  Notes receivable with related parties issued upon stock option exercise           (5,650)         (2,588)
  Retained earnings (deficit)                                                        1,869          (2,771)
  Accumulated other comprehensive income (loss)                                       (579)              8
                                                                              ---------------- ----------------
        Total stockholders' equity                                                 207,633         202,392
  Commitments and contingencies
                                                                              ---------------- ----------------
        Total liabilities and stockholders' equity                          $      750,711         734,679
                                                                              ================ ================

See accompanying notes to interim condensed consolidated financial statements.

                                   GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                      September 30,
                                                          2002           2001               2002            2001
                                                     -------------- --------------     --------------- --------------
                                                            (Amounts in thousands, except per share amounts)
Revenues                                           $      94,550         88,019            275,500         270,471

Cost of sales and services                                30,375         32,743             92,473         108,660
Selling, general and administrative expenses              32,209         30,106             96,095          84,723
Bad debt expense                                           1,677            851             12,874           3,676
Depreciation and amortization expense                     14,257         14,127             43,255          41,767
                                                     -------------- --------------     --------------- --------------
     Operating income                                     16,032         10,192             30,803          31,645
                                                     -------------- --------------     --------------- --------------

Interest expense                                           7,477          7,510             20,304          24,467
Interest income                                              107             35                335             297
                                                     -------------- --------------     --------------- --------------
     Interest expense, net                                 7,370          7,475             19,969          24,170
                                                     -------------- --------------     --------------- --------------

     Net income before income taxes                        8,662          2,717             10,834           7,475

Income tax expense                                         3,599          1,190              4,662           3,359
                                                     -------------- --------------     --------------- --------------

     Net income                                    $       5,063          1,527              6,172           4,116
                                                     ============== ==============     =============== ==============

Basic and diluted net income per common share      $         .08            .02                .08             .05
                                                     ============== ==============     =============== ==============

See accompanying notes to interim condensed consolidated financial statements.

                                               GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                                                                                  Accum-
                                                                                                                  ulated
                                                                                           Notes                  Other
 (Unaudited)                                                          Class A            Receivable               Compre-
 (Amounts in thousands)                           Class A   Class B   Shares               With       Retained    hensive
                                                  Common    Common   Held in    Paid-in   Related     Earnings    Income
                                                   Stock     Stock   Treasury   Capital   Parties    (Deficit)    (Loss)     Total
                                                 -----------------------------------------------------------------------------------
 Balances at December 31, 2000                   $182,706    3,299    (1,659)    7,368    (2,976)     (5,258)       ---     183,480

 Net income                                           ---      ---       ---       ---       ---       4,116        ---       4,116
 Fair value of cash flow hedge, net of income
   tax liability of $59                               ---      ---       ---       ---       ---         ---        (89)        (89)
                                                                                                                             -------
       Comprehensive income                                                                                                   4,027
 Tax effect of excess stock compensation expense
   for tax purposes over amounts recognized for
   financial reporting purposes                       ---      ---       ---     1,881       ---         ---        ---       1,881
 Class B shares converted to Class A                   11      (11)      ---       ---       ---         ---        ---         ---
 Shares issued under stock option plan              3,182      ---       ---       ---       ---         ---        ---       3,182
 Amortization of the excess of GCI stock market
   value over stock option exercise cost on date
   of stock option grant                              ---      ---       ---       610       ---         ---        ---         610
 Shares issued to Employee Stock Purchase Plan        688      ---       ---       ---       ---         ---        ---         688
 Acquisition of G.C. Cablevision, Inc. net
   assets and customer base                         2,388      ---       ---       ---       ---         ---        ---       2,388
 Payment received on note issued upon officer
   stock option exercise                              ---      ---       ---       ---       688         ---        ---         688
 Preferred stock dividends                            ---      ---       ---       ---       ---      (1,580)       ---      (1,580)
                                                 -----------------------------------------------------------------------------------
 Balances at September 30, 2001                  $188,975    3,288    (1,659)    9,859    (2,288)     (2,722)       (89)    195,364
                                                 ===================================================================================

 Balances at December 31, 2001                   $195,647    3,281    (1,659)   10,474    (2,588)     (2,771)         8     202,392

 Components of comprehensive income:
   Net income                                         ---      ---       ---       ---       ---       6,172        ---       6,172
   Fair value of cash flow hedge, net of income
      tax liability of $390                           ---      ---       ---       ---       ---         ---       (587)       (587)
                                                                                                                             -------
       Comprehensive income                                                                                                   5,585
 Tax effect of excess stock compensation expense
   for tax purposes over amounts recognized for
   financial reporting purposes                       ---      ---       ---       307       ---         ---        ---         307
 Class B shares converted to Class A                    5       (5)      ---       ---       ---         ---        ---         ---
 Shares issued under stock option plan              3,219      ---       ---       ---    (3,062)        ---        ---         157
 Amortization of the excess of GCI stock market
   value over stock option exercise cost on date
   of stock option grant                              ---      ---       ---       336       ---         ---        ---         336
 Shares issued to Employee Stock Purchase Plan        497      ---       ---       ---       ---         ---        ---         497
 Shares issued to acquire minority shareholders'
   interest in GFCC                                    68      ---       ---       ---       ---         ---        ---          68
 Purchase of treasury stock                           ---      ---      (177)      ---       ---         ---        ---        (177)
 Preferred stock dividends                            ---      ---       ---       ---       ---      (1,532)       ---      (1,532)
                                                 -----------------------------------------------------------------------------------
 Balances at September 30, 2002                  $199,436    3,276    (1,836)   11,117    (5,650)      1,869       (579)    207,633
                                                 ===================================================================================

See accompanying notes to interim condensed consolidated financial statements.

                               GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                            (Unaudited)
                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                         2002           2001
                                                                                    -------------- --------------
                                                                                       (Amounts in thousands)
        Operating activities:
          Net income                                                              $      6,172          4,116
            Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                           43,255         41,767
                Amortization charged to selling, general and administrative                ---             26
                Non-cash cost of sale                                                      ---         10,877
                Deferred income tax expense                                              4,757          3,359
                Bad debt expense, net of write-offs                                     10,587          2,127
                Deferred compensation and compensatory stock options                       870          1,081
                Employee Stock Purchase Plan expense funded with issuance of
                  General Communication, Inc. Class A common stock                         497            ---
                Write-off of capitalized interest                                          ---            170
                Other noncash income and expense items                                      36              2
                Change in operating assets and liabilities                             (18,567)            96
                                                                                    -------------- --------------
                  Net cash provided by operating activities                             47,607         63,621
                                                                                    -------------- --------------
        Investing activities:
           Purchases of property and equipment                                         (51,989)       (46,663)
           Advances and billings to Kanas Telecom, Inc.                                    ---         (5,632)
           Payment of deposit                                                              ---         (1,200)
           Notes receivable issued to related parties                                   (3,055)          (525)
           Payments received on notes receivable with related parties                      946            772
           Purchases of other assets                                                    (1,563)        (1,154)
          Cash received upon acquisition of Kanas Telecom, Inc.                            ---            228
                                                                                    -------------- --------------
                  Net cash used by investing activities                                (55,661)       (54,174)
                                                                                    -------------- --------------
        Financing activities:
          Repayments of long-term borrowings and capital lease obligations              (6,802)       (13,000)
          Long-term borrowings - bank debt                                              14,000         10,000
          Payment of preferred stock dividend                                           (1,018)          (963)
          Payment received on note receivable with related party issued upon
             stock option exercise                                                         ---            688
          Payment of debt issuance costs                                                  (382)          (130)
          Purchase of treasury stock                                                      (177)           ---
          Proceeds from common stock issuance                                              157          3,182
                                                                                    -------------- --------------
                  Net cash provided (used) by financing activities                       5,778           (223)
                                                                                    -------------- --------------

                  Net decrease in cash and cash equivalents                             (2,276)         9,224

                  Cash and cash equivalents at beginning of period                      11,097          5,962
                                                                                    -------------- --------------

                  Cash and cash equivalents at end of period                      $      8,821         15,186
                                                                                    ============== ==============

        See accompanying notes to interim condensed consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

The accompanying unaudited interim condensed consolidated financial statements include the accounts of General Communication, Inc. ("GCI") and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2001, filed as part of our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods ended September 30, 2002 and 2001, are not necessarily indicative of the results that may be expected for an entire year or any other period.

(1)    General
       In the following discussion, General Communication, Inc. and its direct and indirect subsidiaries are referred to as "we," "us" and "our".

       (a)   Business
             GCI, an Alaska corporation, was incorporated in 1979. We offer the following services:
             - Long-distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries
             -   Cable television services throughout Alaska
             - Facilities-based competitive local access services in Anchorage, Fairbanks and Juneau, Alaska
             -   Internet access services
             -   Termination of traffic in Alaska for certain common carriers
             -   Private line and private network services
             -   Managed services to certain commercial customers
             - Broadband services, including our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics
             - Sales and service of dedicated communications systems and related equipment
             - Lease and sales of capacity on two undersea fiber optic cables used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries

       (b)   Principles of Consolidation
             The interim condensed consolidated financial statements include the accounts of GCI, GCI's wholly-owned subsidiary GCI, Inc., GCI, Inc.'s wholly-owned subsidiary GCI Holdings, Inc., GCI Holdings, Inc.'s wholly-owned subsidiaries GCI Communication Corp., GCI Cable, Inc., and GCI Transport Co., Inc., GCI Holdings, Inc.'s 94.4% controlling interest in GCI Fiber Communication Co., Inc. ("GFCC"), GCI Communication Corp.'s wholly-owned subsidiary Potter View Development Co., Inc., GCI Cable, Inc.'s wholly-owned subsidiary GCI American Cablesystems, Inc., GCI American Cablesystems, Inc.'s wholly-owned subsidiary GCI Cablesystems of Alaska, Inc., GCI Transport Co., Inc.'s wholly-owned subsidiaries GCI Satellite Co., Inc., GCI Fiber Co., Inc. and Fiber Hold Co., Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Co., Inc.'s wholly-owned partnership Alaska United Fiber System Partnership ("Alaska United"). Effective October 31, 2002 GCI Fiber Co., Inc. and Fiber Hold Co., Inc. became wholly-owned subsidiaries of GCI Holdings, Inc. All significant intercompany transactions have been eliminated.


                                       10                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       (c)   Net Income Per Common Share

             Net income per common share ("EPS") and common shares used to calculate basic and diluted EPS consist of the following (amounts
             in thousands, except per share amounts):
                                                                  Three Months Ended September 30,
                                                              2002                                2001
                                                 ------------------------------     -------------------------------
                                                  Income    Shares                   Income     Shares
                                                  (Num-     (Denom-  Per-share       (Num-      (Denom-  Per-share
                                                  erator)   inator)   Amounts        erator)    inator)   Amounts
                                                 -------- ---------- ----------     ---------- --------- ----------
              Net income                         $ 5,063                            $ 1,527
              Less Preferred Stock dividends:
                Series B                             361                                482
                Series C                             152                                153
                                                 --------                           ----------
              Basic EPS:
              Income available to common
              stockholders                         4,550     55,142  $   0.08           892     53,165   $  0.02
              Effect of Dilutive Securities:
              Unexercised stock options              ---        717       ---           ---      1,615       ---
                                                 -------- ---------- ----------     ---------- --------- ----------
              Diluted EPS:
              Income available to common
              stockholders                       $ 4,550     55,859  $   0.08       $   892     54,780   $  0.02
                                                 ======== ========== ==========     ========== ========= ==========

                                                                   Nine Months Ended September 30,
                                                              2002                                2001
                                                 ------------------------------     -------------------------------
                                                 Income     Shares                   Income     Shares
                                                 (Num-      (Denom-   Per-share      (Num-      (Denom-   Per-share
                                                 erator)    inator)    Amounts       erator)    inator)    Amounts
                                                 -------- ---------- ----------     ---------- --------- ----------
              Net income                         $  6,172                           $  4,116
              Less Preferred Stock dividends:
                Series B                            1,083                              1,427
                Series C                              449                                153
                                                 --------                           ----------
              Basic EPS:
              Income available to common
              stockholders                          4,640    54,995   $  0.08          2,536    52,699   $  0.05
              Effect of Dilutive Securities:
              Unexercised stock options               ---     1,176       ---            ---     1,367       ---
                                                 -------- ---------- ----------     ---------- --------- ----------
              Diluted EPS:
              Income available to common
              stockholders                       $  4,640    56,171   $  0.08       $  2,536    54,066   $  0.05
                                                 ======== ========== ==========     ========== ========= ==========

                                       11                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Common equivalent shares outstanding which are anti-dilutive for purposes of calculating EPS for the three and nine months ended
             September 30, 2002 and 2001, are not included in the diluted EPS calculations, and consist of the following (shares, in thousands):
                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                September 30,
                                                                   2002         2001            2002         2001
                                                               ------------ ------------    ------------ -----------
                    Series B redeemable preferred stock            3,062        4,067           3,062        4,067
                    Series C redeemable preferred stock              833          833             833          281
                                                               ------------ ------------    ------------ -----------
                      Anti-dilutive common equivalent shares
                        outstanding                                3,895        4,900           3,895        4,348
                                                               ============ ============    ============ ===========

             Weighted average shares associated with outstanding stock options for the three and nine months ended September 30, 2002 and 2001 which have been excluded from the diluted EPS calculations because the options' exercise price was greater than the average market price of the common shares consist of the following (shares, in thousands):
                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                September 30,
                                                                   2002         2001            2002         2001
                                                               ------------ ------------    ------------ -----------
                    Weighted average shares associated with
                        outstanding stock options                  4,573          3              756          88
                                                               ============ ============    ============ ===========

             Effective March 31, 2001 we acquired the assets and customer base of G.C. Cablevision, Inc. The seller received 238,199 unregistered shares of GCI Class A common stock with a future payment in additional shares contingent upon the market price of our common stock on a future date. At September 30, 2002 the market price condition was not met and approximately 615,700 shares of GCI Class A common stock would be issuable if this date was the end of the contingency period. Additional shares, if any, will be issued after March 31, 2003.


                                       12                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       (d)   Common Stock

             Following is the statement of common stock shares at September 30,
             2002 and 2001 (in thousands):
                                                                       Class A          Class B
                                                                  ----------------- ----------------
                    Balances at December 31, 2000                       48,643            3,904
                    Class B shares converted to Class A                     13              (13)
                    Shares issued under stock option plan                  811              ---
                    Shares issued upon acquisition of G.C.
                      Cablevision, Inc. net assets and customer
                      base                                                 238              ---
                                                                  ----------------- ----------------
                        Balances at September 30, 2001                  49,705            3,891
                                                                  ================= ================

                    Balances at December 31, 2001                       50,967            3,883
                    Class B shares converted to Class A                      6               (6)
                    Shares issued under stock option plan                  533              ---
                    Shares issued to the GCI Employee Stock
                      Purchase Plan                                        200              ---
                    Shares issued to acquire minority
                      shareholders' interest in GFCC                        15              ---
                                                                  ----------------- ----------------
                        Balances at September 30, 2002                  51,721            3,877
                                                                  ================= ================

       (e)   Redeemable Preferred Stocks

             Redeemable preferred stocks consist of (amounts in thousands):
                                                                    September 30,     December 31,
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
                                                                  ================= ================

             We have 1,000,000 shares of preferred stock authorized with the following shares issued at September 30, 2002 and 2001 (shares, in thousands):
                                                                     Series B      Series C
                                                                  ------------- --------------
                    Balances at December 31, 2000                       20           ---
                    Shares issued in lieu of cash dividend
                      payment                                            3           ---
                    Shares issued upon acquisition of Kanas
                      Telecom, Inc.                                    ---            10
                                                                  ------------- --------------
                         Balances at September 30, 2001                 23            10
                                                                  ============= ==============

                    Balances at December 31, 2001 and September
                     30, 2002                                           17            10
                                                                  ============= ==============

                                       13                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Mandatory redemption of our Series C preferred stock is required at any time after June 30, 2005 at the option of holders of 80% of the outstanding shares of the Series C preferred stock. The combined aggregate amount of preferred stock mandatory redemption requirements follows (amounts in thousands):

                    Years ending September 30:
                      2003                      $     ---
                      2004                            ---
                      2005                         10,000
                      2006                            ---
                      2007                            ---
                                                 --------
                                                $  10,000
                                                 ========

             Series B
             The redemption amount of our convertible redeemable accreting Series B preferred stock at September 30, 2002 and December 31, 2001 is $17,509,000 and $17,148,000, respectively. The difference between the carrying and redemption amounts is due to accrued dividends which are included in Accrued Liabilities until either paid in cash or through the issuance of additional Series B preferred stock.

             Series C
             The redemption amount of our convertible redeemable accreting Series C preferred stock on September 30, 2002 and December 31, 2001 was $10,150,000 and $10,000,000, respectively. The difference between the carrying and redemption amounts at September 30, 2002 is due to accrued dividends which are included in Accrued Liabilities until paid.

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


                                       14                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       (g)   Concentrations of Credit Risk
             Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. At September 30, 2002 and December 31, 2001, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments.

             We have two major customers, WorldCom (see note 5) and Sprint. We may experience increased risk associated with these customers' accounts receivable balances. Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Though limited to one geographical area and except for WorldCom and Sprint, the concentration of credit risk with respect to our receivables is minimized due to the large number of customers, individually small balances, and short payment terms.

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

             SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. Unamortized bank fees and other expenses totaling $2.4 million associated with the refinancing of the Senior Holdings Loan and the Fiber Facility as previously discussed will not be classified as an extraordinary item and will be charged to expense in the fourth quarter of 2002. We are currently assessing any further impact of this statement on our results of operations, financial position and cash flows.

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


                                       16                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

(2)    Consolidated Statements of Cash Flows Supplemental Disclosures

       Changes in operating assets and liabilities consist of (amounts in thousands):
             Nine month periods ended September 30,                                        2002          2001
                                                                                       ------------- ------------
              Increase in accounts receivables                                        $  (14,678)       (8,819)
              (Increase) decrease in inventories                                          (1,242)        2,119
              (Increase) decrease in prepaid and other current assets                      1,018        (1,517)
              Increase in accounts payable                                                   453         7,134
              Increase in deferred revenues                                                3,911         1,038
              Increase (decrease) in accrued payroll and payroll related obligations      (4,544)        2,821
              Decrease in accrued interest                                                (4,793)       (4,127)
              Increase in accrued liabilities                                              1,239         1,397
              Increase (decrease) in subscriber deposits                                    (187)          150
              Increase (decrease) in components of other long-term liabilities               256          (100)
                                                                                       ------------- ------------
                                                                                      $  (18,567)           96
                                                                                       ============= ============

       We paid interest totaling approximately $25,097,000 and $28,594,000 during the nine months ended September 30, 2002 and 2001, respectively.

       We received an income tax refund of approximately $95,000 and $0 during the nine months ended September 30, 2002 and 2001, respectively. We paid income taxes totaling approximately $0 and $61,000 during the nine months ended September 30, 2002 and 2001, respectively.

       During the nine months ended September 30, 2002 we funded the employer matching portion of Employee Stock Purchase Plan contributions by issuing GCI Class A common stock valued at $497,000. We purchased such shares on the open market during the nine months ended September 30, 2001.

       We financed the purchase of telephony distribution equipment pursuant to a long-term capital lease arrangement with a leasing company during the nine month period ended September 30, 2002 at a cost of approximately $1 million.

       We acquired certain minority shareholder's interests in GFCC by issuing 15,000 shares of GCI Class A common stock in July 2002.


                                       17                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

(3)    Intangible Assets
       Effective with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, goodwill and cable certificates (certificates of convenience and public necessity) are no longer amortized. The following pro forma financial information reflects net income and basic and diluted EPS as if goodwill and cable certificates were not subject to amortization for the three and nine months ended September 30, 2001 (amounts in thousands, except per share amounts):

                                                               Three Months Ended             Nine Months Ended
                                                               September 30, 2001             September 30, 2001
                                                          ---------------------------    ---------------------------
                                                                          Basic and                      Basic and
                                                            Net Income   Diluted EPS      Net Income    Diluted EPS
                                                          ------------- -------------    ------------ --------------
          Net income, as reported                        $    1,527          0.02            4,116         0.05
          Add cable certificate amortization, net of
            income taxes                                        712          0.01            2,136         0.04
          Add goodwill amortization, net of income
            taxes                                               183           ---              533         0.01
                                                          ------------- -------------    ------------ --------------
               Adjusted net income                       $    2,422          0.03            6,785         0.10
                                                          ============= =============    ============ ==============

       Cable certificates are allocated to our cable services reportable segment. Goodwill is primarily allocated to the cable services segment and the remaining amount is not allocated to a reportable segment, but is included in the All Other category in note 4.

       Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2002 and 2001 follow:
                                                              Three Months Ended        Nine Months Ended
                                                                 September 30,            September 30,
                                                               2002        2001          2002       2001
                                                             ---------- -----------    ---------- ----------
          Amortization expense for intangible assets        $   180        1,801          567       5,355
                                                             ========== ===========    ========== ==========

       Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

          Years ending
          December 31,
            2002         $ 760
            2003           374
            2004           229
            2005           123
            2006           119

       No intangible assets have been impaired based upon impairment testing performed as of January 1, 2002 and no indicators of impairment have occurred since the impairment testing was performed.

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

         Cable services. We provide cable television services to residential, commercial and government users in the State of Alaska. Our cable systems serve 33 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks and Juneau. We offer digital cable television services in Anchorage, Fairbanks, Juneau, Kenai and Soldotna and retail cable modem service (through our Internet services segment) in Anchorage, Fairbanks, Juneau and several other communities in Alaska. We plan to expand our product offerings as plant upgrades are completed in other communities in Alaska.

         Local access services. We offer facilities based competitive local exchange services in Anchorage, Fairbanks and Juneau and plan to provide similar competitive local exchange services in other locations pending regulatory approval.

         Internet services. We offer wholesale and retail Internet services. We offer cable modem service in Anchorage, Fairbanks, Juneau and several other communities in Alaska and plan to provide cable modem service in other areas in 2003. Our undersea fiber optic cable allows us to offer enhanced services with high-bandwidth requirements.

       Included in the "All Other" category in the tables that follow are our managed services, product sales, cellular telephone services, and, during the nine months ended September 30, 2001, management services for Kanas Telecom, Inc. ("Kanas"), a related party. None of these business units has ever met the quantitative thresholds for determining reportable segments. Also included in the All Other category are corporate related expenses including management information systems, accounting, legal and regulatory, human resources and other general and administrative expenses. In 2001, the All Other category includes revenues and costs associated with the sale of undersea fiber optic cable system capacity (see note 1(f)). The September 30, 2001 Form 10-Q "Industry Segments Data" reported marketing expenses in the "All Other" category. Such 2001 expenses have been reclassified to the applicable four reportable segments in the September 30, 2002 Form 10-Q.

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


                                       19                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Summarized financial information for our reportable segments and for the
       All Other category for the nine months ended September 30, 2002 and 2001 follows (amounts in thousands):
                                                        Reportable Segments
                                     --------------------------------------------------------
                                       Long-                 Local                 Total
                                       Distance    Cable     Access  Internet    Reportable      All
                                       Services   Services  Services Services     Segments      Other      Total
                                     ------------------------------------------------------------------------------
             2002
       Revenues:
         Intersegment                $  16,578      1,543    7,498     7,179       32,798          558     33,356
         External                      156,221     65,322   23,510    11,412      256,465       19,035    275,500
                                     ------------------------------------------------------------------------------
            Total revenues           $ 172,799     66,865   31,008    18,591      289,263       19,593    308,856
                                     ==============================================================================
       Earnings (loss) from
         operations before
         depreciation,
         amortization, net interest
         expense and income taxes    $  73,440     30,528    2,178    (8,444)      97,702      (22,937)    74,765
                                     ==============================================================================

       Operating income (loss)       $  53,134     18,472     (369)  (11,111)      60,126      (28,616)    31,510
                                     ==============================================================================

             2001
       Revenues:
         Intersegment                $  14,982      1,189    6,024     4,264       26,459          169     26,628
         External                      149,979     56,032   18,538     8,772      233,321       37,150    270,471
                                     ------------------------------------------------------------------------------
            Total revenues           $ 164,961     57,221   24,562    13,036      259,780       37,319    297,099
                                     ==============================================================================
       Earnings (loss) from
         operations before
         depreciation,
         amortization, net interest
         expense and income taxes    $  65,475     25,400    3,881    (9,001)      85,755      (11,630)    74,125
                                     ==============================================================================

       Operating income (loss)       $  48,144     10,361    1,341   (11,060)      48,786      (16,428)    32,358
                                     ==============================================================================

       A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):
                 Nine months ended September 30,                                   2002           2001
                                                                               ------------- --------------
                 Reportable segment revenues                                   $  289,263        259,780
                 Plus All Other revenues                                           19,593         37,319
                 Less intersegment revenues eliminated in consolidation           (33,356)       (26,628)
                                                                               ------------- --------------
                      Consolidated revenues                                    $  275,500        270,471
                                                                               ============= ==============

                                       20                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A reconciliation of reportable segment earnings from operations before depreciation, amortization, net interest expense and income taxes to consolidated net income before income taxes follows (amounts in thousands):
                 Nine months ended September 30,                                    2002           2001
                                                                               -------------- --------------
                 Reportable segment earnings from operations before
                   depreciation, amortization, net interest expense and
                   income taxes                                                $   97,702         85,755
                 Less All Other loss from operations before depreciation,
                   amortization, net interest expense and income taxes            (22,937)       (11,630)
                 Less intersegment contribution eliminated in consolidation          (707)          (713)
                                                                               -------------- --------------
                      Consolidated earnings from operations before
                        depreciation, amortization, net interest expense
                        and income taxes                                           74,058         73,412
                 Less depreciation and amortization expense                        43,255         41,767
                                                                               -------------- --------------
                      Consolidated operating income                                30,803         31,645
                 Less interest expense, net                                        19,969         24,170
                                                                               -------------- --------------
                      Consolidated net income before income taxes              $   10,834          7,475
                                                                               ============== ==============

       A reconciliation of reportable segment operating income to consolidated net income before income taxes follows (amounts in thousands):
                 Nine months ended September 30,                                    2002           2001
                                                                               -------------- -------------
                 Reportable segment operating income                           $   60,126         48,786
                 Less All Other operating loss                                    (28,616)       (16,428)
                 Less intersegment contribution eliminated in consolidation          (707)          (713)
                                                                               -------------- -------------
                      Consolidated operating income                                30,803         31,645
                 Less interest expense, net                                        19,969         24,170
                                                                               -------------- -------------
                      Consolidated net income before income taxes              $   10,834          7,475
                                                                               ============== =============

(5)    WorldCom Chapter 11 Bankruptcy Filing
       We provide long-distance and other services to WorldCom, a related party and a major customer. We earned revenues from WorldCom, net of discounts, totaling approximately $68.7 million for the nine months ended September 30, 2002. As a percentage of total revenues, WorldCom revenues totaled 24.9% for the nine months ended September 30, 2002. On July 21, 2002 WorldCom and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court. Chapter 11 allows a company to continue operating in the ordinary course of business in order to maximize recovery for the company's creditors and shareholders. The filings have enabled WorldCom to continue to conduct business while it develops a reorganization plan.

       During the three and nine months ended September 30, 2002 we have recognized $1.2 million and $11.0 million in bad debt expense for uncollected amounts due from WorldCom, respectively. At September 30, 2002 the bad debt reserve for uncollected amounts due from WorldCom ("WorldCom reserve") totaled $11.6 million and consisted of all billings for services rendered prior to July 21, 2002


                                       21                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       that were not paid or deemed recoverable as of September 30, 2002 and which have not been subsequently paid through the date of this report. The WorldCom reserve includes approximately $655,000 in reserves recognized prior to the bankruptcy in addition to the $11.0 million in bad debt expense previously discussed. Any payments received on amounts included in the WorldCom reserve will reduce the reserve and bad debt expense in the period of receipt. We currently cannot predict the timing or ultimate amount that WorldCom will pay on outstanding balances due us as of their bankruptcy filing date of July 21, 2002. WorldCom has made timely payments for services rendered subsequent to July 21, 2002.

(6)    Commitments and Contingencies

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

(7)    Subsequent Event
       On November 1, 2002 we closed a $225.0 million bank facility ("Senior Facility") to refinance the Senior Holdings Loan and Fiber Facility. The Senior Holdings Loan and Fiber Facility had balances of approximately $120.1 million and $60.0 million, respectively, at September 30, 2002. The Senior Facility includes a term loan of $175.0 million and a revolving credit facility of $50.0 million. The Senior Facility matures on November 1, 2004 and bears interest at LIBOR plus 6.50%. We are required to pay a commitment fee equal to 1.5% per annum on the unused portion of the commitment. If the outstanding debt is less than $112.5 million the commitment fee increases to 2.0% per annum on the unused portion of the commitment.

       On November 30, 2003 we are required to prepay the term loan in an amount equal to 50% of the amount by which earnings before interest, taxes, depreciation, and amortization exceeds certain fixed charges as defined in the Senior Facility agreement ("Excess Cash Flow") during the year ended September 30, 2003. On May 30, 2004 we are required to prepay the term loan in an amount equal to 50% of the Excess Cash Flow during the six months ended March 31, 2004.

       The Senior Facility contains, among others, covenants limiting additional indebtedness and prohibits any direct or indirect distribution, dividend, redemption or other payment to any person on account of any general or limited partnership interest in, or shares of capital stock or other securities of GCI, Inc. and subsidiaries. Under the Senior Facility we may not allow the:

           - Total leverage ratio (as defined) to be greater than 4.5:1,
           - Senior secured leverage ratio (as defined) to be greater than 2.25:1, and
           - Interest coverage ratio (as defined) to be less than 2.50:1.

       Capital expenditures, other than those incurred to build additional fiber optic cable system capacity, in any of the years ended September 30, 2003, March 31, 2004 and September 30, 2004 may not exceed:

           - $25.0 million plus,
           - 50% of any Excess Cash Flow during the applicable period less any permitted Investments (as defined) of up to $5.0 million during the applicable period.


                                       22                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       $3.0 million of the Senior Facility has been used to provide a letter of credit to secure payment of certain access charges associated with our provision of telecommunications services within the State of Alaska.

       In connection with the funding of the Senior Facility, we paid bank fees and other expenses of approximately $104,000 and $304,000 during the three and nine months ended September 30, 2002 which will be charged to amortization expense over the life of the agreement. Remaining unamortized bank fees and other expenses totaling $2.4 million associated with the Senior Holdings Loan and the Fiber Facility will be charged to expense in the fourth quarter of 2002.

       The refinancing agreement resulted in the classification of all Senior Holdings Loan and Fiber Facility debt as long-term at September 30, 2002. At June 30, 2002 the current portion of such debt was $36.6 million.

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

Long-Distance Services Overview
During the third quarter of 2002 long-distance services revenue represented 56.9% of consolidated revenues. Our provision of interstate and intrastate long-distance services to residential, commercial and governmental customers and to other common carriers (principally WorldCom, a related party, (see note 5 to the Interim Condensed Consolidated Financial Statements for a discussion of WorldCom's Chapter 11 bankruptcy filing) and Sprint), provision of private line and leased dedicated capacity services and broadband services accounted for 95.7% of our total long-distance services revenues during the third quarter of 2002.

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

Cable Services Overview
During the third quarter of 2002, cable television revenues represented 23.3% of consolidated revenues. The cable systems serve 33 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

We generate cable services revenues from four primary sources: (1) digital and analog programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; (3) cable modem services (shared with our Internet services segment); and (4) advertising sales. During the third quarter of 2002 programming services generated 76.9% of total cable services revenues, equipment rental and installation fees accounted for 9.3% of such revenues, cable services' allocable share of cable modem services accounted for 9.6% of such revenues, advertising sales accounted for 3.3% of such revenues, and other services accounted for the remaining 0.9% of total cable services revenues.

The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services and digital and analog services, the average number of cable television and cable modem subscribers during a given reporting period, and revenues generated from new product offerings.

Cable services face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment. We believe our cable television services will continue to be competitive by providing, at reasonable prices, a greater variety of programming and other communication services than are available off-air or through other alternative delivery sources and superior technical performance and responsive local customer service.

Local Access Services Overview
We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. During the third quarter of 2002 local exchange services revenues represented 8.6% of consolidated revenues.

The primary factors that contribute to year-to-year changes in local access services revenues are the average number of business and residential subscribers to our services during a given reporting period, the average monthly rates charged for non-traffic sensitive services and the number and type of additional premium features selected.

Our local access services segment faces significant competition in Anchorage, Fairbanks, and Juneau from the ILEC Alaska Communications Systems, Inc. ("ACS") and AT&T Alascom, Inc. We began providing service in the Juneau market in the first quarter of 2002. We believe our approach to developing, pricing, and providing local access services and bundling different business segment services will allow us to be competitive in providing those services.

Internet Services Overview
We generate Internet services revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) Internet services' allocable share of cable modem services (a portion of cable modem revenue is also recognized by our cable services segment). During the third quarter of 2002 Internet services segment revenues represented 4.1% of consolidated revenues.

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

All Other Services Overview
Revenues reported in the All Other category as described in note 4 in the accompanying Notes to Interim Condensed Consolidated Financial Statements include our managed services, product sales, and cellular telephone services.

Revenues included in the All Other category represented 7.1% of total revenues in the third quarter of 2002 and include managed services revenues totaling $5.4 million and product sales and cellular telephone services revenues totaling $1.3 million.

                              RESULTS OF OPERATIONS

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated (unaudited, underlying data rounded to the nearest thousands):

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                                          Percentage                          Percentage
                                                                          Change(1)                           Change(1)
                                                                           2002 vs.                            2002 vs.
                                                     2002       2001         2001        2002       2001        2001
                                                     ----       ----         ----        ----       ----        ----
      Statement of Operations Data:
      Revenues
          Long-distance services                     56.9%      61.2%       (0.2%)       56.7%      55.5%        4.2%
          Cable services                             23.3%      21.7%       15.4%        23.7%      20.7%       16.6%
          Local access services                       8.6%       7.3%       26.6%         8.5%       6.9%       26.8%
          Internet services                           4.1%       3.4%       30.1%         4.2%       3.2%       30.1%
          All Other services                          7.1%       6.4%       19.5%         6.9%      13.7%      (48.8%)
                                                 -----------------------------------------------------------------------
             Total revenues                         100.0%     100.0%        7.4%       100.0%     100.0%        1.9%
      Cost of sales and services                     32.1%      37.2%       (7.2%)       33.6%      40.2%      (14.9%)
      Selling, general and administrative
        expenses                                     34.1%      34.2%        7.0%        34.9%      31.3%       13.4%
      Bad debt expense                                1.8%       1.0%       97.1%         4.6%       1.4%      250.2%
      Depreciation and amortization                  15.1%      16.0%        0.9%        15.7%      15.4%        3.6%
                                                 -----------------------------------------------------------------------
             Operating income                        16.9%      11.6%       57.3%        11.2%      11.7%       (2.7%)
             Net income before income taxes           9.2%       3.1%      218.8%         3.9%       2.8%       44.9%
             Net income                               5.4%       1.7%      231.6%         2.2%       1.5%       50.0%

      Other Operating Data:

      Long-distance services operating income (2)    43.3%      31.1%       38.9%        34.0%      30.4%       16.5%
      Cable services operating income (3)            29.0%      17.8%       88.0%        28.3%      18.5%       78.3%
      Local access services operating (loss)
        income (4)                                  (10.2%)     48.4%     (126.8%)       (1.6%)     20.9%     (109.5%)
      Internet services operating loss (5)          (93.7%)   (127.8%)       4.6%       (97.4%)   (126.1%)      (0.5%)

   --------------------------
   (1) Percentage change in underlying data.
   (2) Computed as a percentage of total external long-distance services revenues.
   (3) Computed as a percentage of total external cable services revenues.
   (4) Computed as a percentage of total external local access services revenues.
   (5) Computed as a percentage of total external Internet services revenues.
   --------------------------

Three Months Ended September 30, 2002 ("2002") Compared To Three Months Ended September 30, 2001 ("2001").

Revenues
Total revenues increased 7.4% from $88.0 million in 2001 to $94.6 million in 2002.

Long-distance services revenues from residential, commercial, governmental, and other common carrier customers decreased 0.2% to $53.8 million in 2002. The decrease was largely due to a 17.6% decrease in message telephone service revenues from residential, commercial, and governmental customers to $13.7 million due to the following:

     - A 15.3% decrease in retail minutes carried for residential, commercial, and governmental customers to 75.5 million minutes,
     - A 10.2% decrease in the average rate per minute on minutes carried for residential, commercial, and governmental customers to $0.123 per minute due to our promotion of and customers' enrollment in calling plans offering a certain number of minutes for a flat monthly fee, and
     - A decrease of 0.5% in the number of active residential, small business and commercial customers billed to 87,100 at September 30, 2002.

Long-distance services revenue decreases described above were partially offset by the following:

     - An increase of 9.3% in message telephone service revenues from other common carriers (principally WorldCom and Sprint) to $24.5 million in 2002 resulting from a 11.4% increase in wholesale minutes carried for other common carriers to 224.5 million minutes. After excluding certain low-margin wholesale minutes no longer carried for other common carriers, comparable wholesale minutes carried for other common carriers increased 17.3% over the prior year. The increase in wholesale minutes carried for other common carriers was partially off-set by a 1.8% decrease in the average rate per minute on minutes carried for other common carriers due to a reduced rate charged by us for certain Sprint traffic due to a new contract commencing April 2002. After excluding certain 2001 low-margin wholesale minutes not carried in 2002 for other common carriers, the comparable average rate per minute decreased 6.0% from the prior year, and
     - An increase of 10.8% in private line and private network transmission services revenues to $9.0 million in 2002 due to an increased number of leased circuits in service.

Revenues from and minutes carried for WorldCom have increased in 2002 as compared to 2001.

Cable services revenues increased 15.4% to $22.1 million in 2001. Programming services revenues increased 11.5% to $17.0 million in 2002 and average gross revenue per average basic subscriber per month increased $2.76 or 5.2% in 2002 resulting from the following:

     - Basic subscribers served increased approximately 11,600 to approximately 134,600 at September 30, 2002 as compared to September 30, 2001 (the 2002 increase includes approximately 7,000 basic subscribers acquired from Rogers American Cablesystems, Inc. ("Rogers") on November 19, 2001),
     - New facility construction efforts in 2002 and the acquisition of Rogers subscribers resulted in approximately 14,900 additional homes passed, a 8.2% increase from 2001, and
     - Digital subscriber counts increased 33.8% to approximately 28,500 at September 30, 2002 as compared to September 30, 2001.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $803,000 to $2.1 million in 2002 due to an increased number of cable modems deployed.

Local access services revenues increased 26.6% in 2002 to $8.1 million primarily due to growth in the average number of customers served. At September 30, 2002 an estimated 95,000 to 100,000 lines were in service as compared to approximately 73,300 lines in service at September 30, 2001. At September 30, 2002 approximately 2,500 additional lines were awaiting connection. The increase in local access services revenues described above was partially off-set by the following:

     - The FCC Multi-Association Group ("MAG") reform order reducing the access rates paid by interexchange carriers to local exchange carriers ("LECs"), and
     - A reduction in interstate access rates charged by us to interexchange carriers in response to an FCC order forcing a competitor to reduce their interstate access rates.

Internet services revenues increased 30.1% to $3.9 million in 2002 primarily due to growth in the average number of customers served and the number of cable modems deployed. We had approximately 71,400 active residential, commercial and small business retail dial-up Internet subscribers at September 30, 2002 as compared to approximately 67,900 at September 30, 2001. We expect the number of active residential, commercial and small business retail dial-up Internet subscribers may decline slightly in future quarters due to their conversion to cable modem subscribers. We had approximately 33,000 active residential, commercial and small business retail cable modem subscribers at September 30, 2002 as compared to approximately 21,500 at September 30, 2001. Approximately 850 cable modem subscribers were added with the Rogers acquisition on November 19, 2001.

The 19.5% increase in All Other revenues to $6.7 million in 2002 is primarily due to a 14.0% increase in managed services revenues in 2002 to $5.4 million primarily due to the provision of additional services to and increased revenues from a certain customer.

Cost of Sales and Service
Total cost of sales and services decreased 7.2% to $30.4 million in 2002. As a percentage of total revenues, total cost of sales and services decreased from 37.2% in 2001 to 32.1% in 2002.

Long-distance services cost of sales and services decreased 23.2% to $14.9 million in 2002. Long-distance services cost of sales as a percentage of long-distance services revenues decreased from 36.0% in 2001 to 27.7% in 2002 primarily due to the following:

     - Reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.038 and $.078 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows,
     - The FCC MAG reform order reducing access rates paid by interexchange carriers to LECs, and
     - In the course of business we estimate unbilled long-distance cost of sales based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. In 2002 we had favorable adjustments of $1.5 million. Excluding the favorable adjustments in 2002, the long-distance services cost of sales as a percentage of long-distance services revenues was 30.6% in 2002.

Partially offsetting the 2002 decrease in long-distance services cost of sales as a percentage of long-distance services revenues is a decrease in the average rate per minute billed to customers as previously described.

Cable services cost of sales and services increased 10.8% to $5.8 million in 2002. Cable services cost of sales and services as a percentage of cable revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, decreased from 27.2% in 2001 to 26.1% in 2002. The decrease is due to increases in equipment rental and installation, cable services' allocable share of cable modem services and advertising sales revenues which do not have corresponding costs of sales and services. Cable services cost of sales and services as a percentage of cable programming services revenue were 34.0% and 34.2% in 2002 and 2001, respectively.

Local access services cost of sales and services increased 50.4% to $5.3 million in 2002. Local access services cost of sales and services as a percentage of local access services revenues increased from 55.4% in 2001 to 65.9% in 2002, primarily due to the following:

     - Decreased network access services revenues from other carriers as the number of customers purchasing both long-distance and local access services from us increases,
     - An increase in the Anchorage loop lease rates paid to ACS as described below,
     - The effect of offering one to two months of free service to significant numbers of new local access services customers acquired in 2002 while continuing to incur cost of sales for such new customers,
     - The FCC Multi-Association Group reform order reducing the access rates paid by interexchange carriers to LECs,
     - A reduction in interstate access rates charged by us to interexchange carriers in response to an FCC order forcing a competitor to reduce their interstate access rates, and
     - The lease of wholesale circuits from the ILEC in Fairbanks and Juneau pending completion of our own facilities enabling service transition to unbundled network elements ("UNE") facilities and pricing.

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

Internet services cost of sales and services increased 2.9% to $1.2 million in 2002, and as a percentage of Internet services revenues, totaled 31.3% and 39.5% in 2002 and 2001, respectively. The decrease as a percentage of Internet services revenues is primarily due to a $1.4 million increase in Internet's portion of cable modem revenue that generally has higher margins than do other Internet services products. As Internet services revenues increase, economies of scale and more efficient network utilization continue to result in reduced cost of sales and services as a percentage of revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 7.0% to $32.2 million in 2002 primarily due to increased labor and health insurance costs and incremental new costs to operate GCI Fiber Communication Co., Inc. ("GFCC") and Rogers, partially offset by a decreased accrual for company-wide success sharing bonus costs. As a percentage of total revenues, selling, general and administrative expenses decreased to 34.1% in 2002 from 34.2% in 2001, resulting from increased revenues without a ratable increase in selling, general and administrative expenses.

Marketing and advertising expenses as a percentage of total revenues decreased from 3.5% in 2001 to 3.2% in 2002.

Bad Debt Expense
Bad debt expense increased 97.1% to $1.7 million in 2002 and, as a percentage of total revenues, increased to 1.8% in 2002 from 1.0% in 2001. The 2002 increase is primarily due to the provision of an additional $1.2 million in bad debt expense for uncollected accounts from WorldCom resulting from substantially all of its active U.S. subsidiaries filing voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York on July 21, 2002. The $1.2 million WorldCom bad debt expense in 2002 includes all unpaid billings for services rendered from July 1, 2002 through July 21, 2002, net of a $3.5 million payment received from a third party obligor that determined it was ultimately liable for services provided by GCI to the third party under a contract that had been assigned to WorldCom, and net of an estimated 10% recovery factor associated with remaining outstanding WorldCom pre-petition balances.

At September 30, 2002 the WorldCom reserve totaled $11.6 million and consisted of all billings for services rendered prior to July 21, 2002 that were not paid or deemed recoverable as of September 30, 2002 and which have not been subsequently paid through the date of this report. Any payments received on amounts included in the WorldCom reserve will reduce the reserve and bad debt expense in the period of receipt.

Depreciation and Amortization
Depreciation and amortization expense increased 0.9% to $14.3 million in 2002. The increase is primarily attributable to an increase in depreciation expense on our $68.0 million investment in equipment and facilities placed into service during 2001 for which a full year of depreciation will be recorded during the year ended December 31, 2002, and the $47.3 million investment in equipment and facilities placed into service during the nine months ended September 30, 2002 for which a partial year of depreciation will be recorded during the year ended December 31, 2002.

Partially offsetting the depreciation expense increases described above is the discontinued amortization of Goodwill and Cable Certificates upon the adoption of SFAS 142, "Goodwill and Other Intangible Assets" resulting in a decrease in 2002 amortization expense of approximately $1.6 million as compared to 2001.

Interest Expense, Net
Interest expense, net of interest income, decreased 1.4% to $7.4 million in 2002. This decrease resulted primarily from decreased interest rates in 2002 on our variable rate debt. Partially offsetting these decreases was additional interest expense in 2002 resulting from an increase in average outstanding indebtedness.

Income Tax Expense
Income tax expense was $3.6 million in 2002 and $1.2 million in 2001. The change was due to increased net income before income taxes in 2002 as compared to 2001, as previously described. Our effective income tax rate decreased from 43.8% in 2001 to 41.5% in 2002 due to the effect of items that are nondeductible for income tax purposes.

Nine Months Ended September 30, 2002 ("2002") Compared To None Months Ended September 30, 2001 ("2001").

Revenues
Total revenues increased 1.9% from $270.5 million in 2001 to $275.5 million in 2002. Excluding the fiber optic cable system capacity sale of $19.5 million in 2001 as described in note 1(f) in the accompanying Notes to Interim Condensed Consolidated Financial Statements, total revenues increased 9.8% in 2002.

Long-distance services revenues from residential, commercial, governmental, and other common carrier customers increased 4.2% to $156.2 million in 2002. The increase was largely due to the following:

     - An increase of 14.4% in message telephone service revenues from other common carriers (principally WorldCom and Sprint) to $68.2 million in 2002 resulting from a 17.8% increase in wholesale minutes carried for other common carriers to 629.9 million minutes. After excluding certain low-margin wholesale minutes no longer carried for other common carriers, comparable wholesale minutes carried for other common carriers increased 24.5% over the prior year. The increase in wholesale minutes carried for other common carriers was partially off-set by a 2.9% decrease in the average rate per minute on minutes carried for other common carriers due to a reduced rate charged by us for certain Sprint traffic due to a new contract commencing April 2002. After excluding certain 2001 low-margin wholesale minutes not carried in 2002 for other common carriers, the comparable average rate per minute decreased 7.4% from the prior year, and
     - An increase in 2002 of 22.6% to $13.3 million in revenues from our packaged telecommunications offering to rural hospitals and health clinics and our SchoolAccess(TM) offering to rural school districts. The increase is primarily due to an increase in circuits and services sold to rural hospitals and health clinics and the provision of SchoolAccess(TM) services to an additional nine school districts located in Arizona and New Mexico beginning in July 2001.

Long-distance services revenue increases described above were partially offset by a 8.0% decrease in message telephone service revenues from residential, commercial, and governmental customers to $42.1 million due to the following:

     - A 9.7% decrease in retail minutes carried for residential, commercial, and governmental customers to 235.2 million minutes,
     - A 3.1% decrease in the average rate per minute on minutes carried for residential, commercial, and governmental customers to $0.127 per minute due to our promotion of and customers' enrollment in calling plans offering a certain number of minutes for a flat monthly fee, and
     - A decrease of 0.5% in the number of active residential, small business and commercial customers billed to 87,100 at September 30, 2002.

Revenues from and minutes carried for WorldCom have increased in 2002 as compared to 2001.

Cable services revenues increased 16.6% to $65.3 million in 2002. Programming services revenues increased 12.3% to $50.5 million in 2002 and average gross revenue per average basic subscriber per month increased $2.95 or 5.7% in 2002 resulting from the following:

     - Basic subscribers served increased approximately 11,600 to approximately 134,600 at September 30, 2002 as compared to September 30, 2001 (the 2002 increase includes approximately 7,000 basic subscribers acquired from Rogers American Cablesystems, Inc. ("Rogers") on November 19, 2001),
     - New facility construction efforts in 2002 and the acquisition of Rogers subscribers resulted in approximately 14,900 additional homes passed, a 8.2% increase from 2001, and
     - Digital subscriber counts increased 33.8% to approximately 28,500 at September 30, 2002 as compared to September 30, 2001.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $2.3 million to $5.7 million in 2002 due to an increased number of cable modems deployed.

Local access services revenues increased 26.8% in 2002 to $23.5 million primarily due to growth in the average number of customers served. At September 30, 2002 an estimated 95,000 to 100,000 lines were in service as compared to approximately 73,300 lines in service at September 30, 2001. At September 30, 2002 approximately 2,500 additional lines were awaiting connection. The increase in local access services revenues described above was partially off-set by the following:

     - The FCC MAG reform order reducing the access rates paid by interexchange carriers to LECs, and
     - A reduction in interstate access rates charged by us to interexchange carriers in response to an FCC order forcing a competitor to reduce their interstate access rates.

Internet services revenues increased 30.1% to $11.4 million in 2002 primarily due to growth in the average number of customers served and the number of cable modems deployed. We had approximately 71,400 active residential, commercial and small business retail dial-up Internet subscribers at September 30, 2002 as compared to approximately 67,900 at September 30, 2001. We expect the number of active residential, commercial and small business retail dial-up Internet subscribers may decline slightly in future quarters due to their conversion to cable modem subscribers. We had approximately 33,000 active residential, commercial and small business retail cable modem subscribers at September 30, 2002 as compared to approximately 21,500 at September 30, 2001. Approximately 850 cable modem subscribers were added with the Rogers acquisition on November 19, 2001.

The 48.8% decrease in All Other revenues to $19.0 million in 2002 is primarily due to the $19.5 million fiber system capacity sale in 2001 as previously described, partially offset by an increase in managed services revenue of $1.3 million to $15.6 million in 2002 primarily due to the provision of additional services to and increased revenues from a certain customer.

Cost of Sales and Service
Total cost of sales and services decreased 14.9% to $92.5 million in 2002. As a percentage of total revenues, total cost of sales and services decreased from 40.2% in 2001 to 33.6% in 2002. Excluding the 2001 fiber system capacity sale, total cost of sales and services as a percentage of total revenues decreased from 39.0% in 2001 to 33.6% in 2002.

Long-distance services cost of sales and services decreased 18.7% to $45.7 million in 2002. Long-distance services cost of sales as a percentage of long-distance services revenues decreased from 37.5% in 2001 to 29.3% in 2002 primarily due to the following:

     - Reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.038 and $.078 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows,
     - The FCC MAG reform order reducing the access rates paid by interexchange carriers to LECs, and
     - In the course of business we estimate unbilled long-distance cost of sales based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. In 2002 we had favorable adjustments of $4.0 million. Excluding the favorable adjustments in 2002, the long-distance services cost of sales as a percentage of long-distance services revenues was 31.8% in 2002.

Partially offsetting the 2002 decrease in long-distance services cost of sales as a percentage of long-distance services revenues is a decrease in the average rate per minute billed to customers as previously described.

Cable services cost of sales and services increased 16.8% to $17.7 million in 2002. Cable services cost of sales and services as a percentage of cable revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased from 27.1% in 2001 to 27.2%
in 2002. Equipment rental and installation, cable services' allocable share of cable modem services and advertising sales revenues do not have corresponding costs of sales and services. Cable services cost of sales and services as a percentage of cable programming services revenue increased from 33.8% in 2001 to 35.1% in 2002. Cable services rate increases did not keep pace with programming cost increases in 2002. Programming costs increased for most of our cable services offerings, and we incurred additional costs on new programming introduced in 2001 and 2002.

Local access services cost of sales and services increased 47.0% to $15.0 million in 2002. Local access services cost of sales and services as a percentage of local access services revenues increased from 54.9% in 2001 to 63.7% in 2002, primarily due to the following:

     - Decreased network access services revenues from other carriers as the number of customers purchasing both long-distance and local access services from us increases,
     - An increase in the Anchorage loop lease rates paid to ACS as described below,
     - The effect of offering one to two months of free service to significant numbers of new local access services customers acquired in 2002 while continuing to incur cost of sales for such new customers,
     - The FCC Multi-Association Group reform order reducing the access rates paid by interexchange carriers to LECs,
     - A reduction in interstate access rates charged by us to interexchange carriers in response to an FCC order forcing a competitor to reduce their interstate access rates, and
     - The lease of wholesale circuits from the ILEC in Fairbanks and Juneau pending completion of our facilities enabling service transition to UNE facilities and pricing.

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

Internet services cost of sales and services decreased 1.1% to $3.6 million in 2002, and as a percentage of Internet services revenues, totaled 31.3% and 41.2% in 2002 and 2001, respectively. The decrease as a percentage of Internet services revenues is primarily due to a $4.1 million increase in Internet's portion of cable modem revenue that generally has higher margins than do other Internet services products. As Internet services revenues increase, economies of scale and more efficient network utilization continue to result in reduced Internet cost of sales and services as a percentage of revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 13.4% to $96.1 million in 2002 and, as a percentage of total revenues, increased to 34.9% in 2002 from 31.3% in 2001. Excluding the fiber system capacity sale in 2001, selling, general and administrative expenses, as a percentage of total revenues, increased from 33.2% in 2001 to 34.9% in 2002. The 2002 increase in selling, general and administrative expenses is primarily due to increased labor and health insurance costs, incremental new costs to operate GFCC and Rogers, and costs incurred for our unsuccessful bid to purchase certain of the assets of WCIC, partially offset by a decreased accrual for company-wide success sharing bonus costs.

Marketing and advertising expenses as a percentage of total revenues increased from 3.2% in 2001 to 3.3% in 2002. Excluding revenues from the fiber system capacity sale in 2001, marketing and advertising expenses as a percentage of total revenues were 3.5% in 2001.

Bad Debt Expense
Bad debt expense increased 250.2% to $12.9 million in 2002 and, as a percentage of total revenues, increased to 4.6% in 2002 from 1.4% in 2001. Excluding revenues from the fiber system capacity sale in 2001, bad debt expense as a percentage of total revenues was 1.5% in 2001. The increase in bad debt expense in 2002 is primarily due to the $11.0 million bad debt expense for uncollected accounts from WorldCom as previously described.

Depreciation and Amortization
Depreciation and amortization expense increased 3.6% to $43.3 million in 2002. The increase is primarily attributable to an increase in depreciation expense on our $68.0 million investment in equipment and facilities placed into service during 2001 for which a full year of depreciation will be recorded during the year ended December 31, 2002, and the $47.3 million investment in equipment and facilities placed into service during 2002 for which a partial year of depreciation will be recorded during the year ended December 31, 2002.

Partially offsetting the depreciation expense increases described above is the discontinuation of amortization of Goodwill and Cable Certificates upon the adoption of SFAS 142, "Goodwill and Other Intangible Assets" resulting in a decrease in 2002 amortization expense of approximately $4.9 million as compared to 2001.

Interest Expense, Net
Interest expense, net of interest income, decreased 17.4% to $20.0 million in 2002. This decrease resulted primarily from decreased interest rates in 2002 on our variable rate debt and a $1.3 million net interest benefit earned in 2002 from our interest rate swap agreements. In 2001 we earned a $579,000 interest benefit from our interest rate swap agreement. Partially offsetting these decreases was additional interest expense in 2002 resulting from an increase in average outstanding indebtedness.

The interest rate swap agreement which resulted in a net interest benefit was called at no cost and terminated on August 1, 2002.

Income Tax Expense
Income tax expense was $4.7 million in 2002 and $3.4 million in 2001. The increase was due to increased net income before income taxes in 2002 as compared to 2001, as previously described. Our effective income tax rate decreased from 44.9% in 2001 to 43.0% in 2002 due to the effect of items that are nondeductible for income tax purposes.

At September 30, 2002, we have (1) tax net operating loss carryforwards of approximately $172.2 million that will begin expiring in 2007 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $1.9 million available to offset regular income taxes payable in future years. Our utilization of remaining net operating loss carryforwards is subject to certain limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective income tax rate for financial statement purposes will be 42% to 45% in 2002.

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
                                                      -------------------------------------------------------------
     2002
     Revenues:
       Long-distance services                        $  50,068      52,375      53,778                 156,221
       Cable services                                $  21,346      21,919      22,057                  65,322
       Local access services                         $   7,308       8,106       8,096                  23,510
       Internet services                             $   3,573       3,912       3,927                  11,412
       All Other services                            $   5,915       6,428       6,692                  19,035
                                                      -------------------------------------------------------------
          Total revenues                             $  88,210      92,740      94,550                 275,500
     Operating income (1)                            $  10,376       4,395      16,032                  30,803
     Net income (loss) before income taxes (1)       $   3,858      (1,686)      8,662                  10,834
     Net income (loss) (1)                           $   2,212      (1,103)      5,063                   6,172
     Basic and diluted net income (loss) per
       common share (1)                              $    0.03       (0.03)       0.08                    0.08

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

     1 The second quarter of 2002 includes provision of a $9.7 million bad debt expense for estimated uncollectible accounts from WorldCom. The third quarter of 2002 includes an additional provision of $1.2 million as previously described.
     2 The first quarter of 2001 includes $19.5 million of revenue and $7.3 million of operating income (after deducting direct operating costs) from the sale of long-haul capacity in the Alaska United undersea fiber optic cable system.
     3 Due to rounding, the sum of quarterly net income (loss) per common share amounts does not agree to total year net income per common share amounts.

Revenues
Total revenues for the quarter ended September 30, 2002 ("third quarter") were $94.6 million, representing a 2.0% increase from $92.7 million for the quarter ended June 30, 2002 ("second quarter"). The third quarter increase resulted primarily from a 2.7% increase in long-distance services revenues to $53.8 million. The increase in long-distance services revenues primarily resulted from a 7.1% increase in revenues from other common carriers to $24.5 million primarily due to the following:

     - A 3.1% increase in minutes carried to 224.5 million minutes, and
     - A 3.9% increase in the average rate per minute on minutes carried for other common carriers.

Cost of Sales and Services
Cost of sales and services decreased from $30.9 million in the second quarter to $30.4 million in the third quarter. As a percentage of revenues, second and third quarter cost of sales and services totaled 33.3% and 32.1%, respectively. The third quarter decrease as a percentage of revenues primarily results from the following:

     - Reductions in access costs due to distribution and termination of traffic on our own long-distance and local services networks instead of paying other carriers to distribute and terminate our traffic. We expect cost savings to continue as traffic carried on our own facilities grows, and
     - The FCC MAG reform order further reducing the access rates paid by interexchange carriers to LECs as of July 1, 2002. The reduction in our long-distance services segment's cost of sales and services as a result of the FCC MAG order reform was greater than our local access services segment's reduction in revenues caused by the reform order.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $376,000 to $32.2 million in the third quarter as compared to the second quarter. As a percentage of revenues, third quarter selling, general and administrative expenses were 34.1% as compared to 35.1% for the second quarter. The third quarter decrease in selling, general and administrative expenses as a percentage of revenues is due to increased revenues in the third quarter without a comparable increase in expenses.

Bad Debt Expense
Bad debt expense decreased $8.9 million to $1.7 million in the third quarter as compared to the second quarter. As a percentage of revenues, third quarter bad debt expense was 1.8% as compared to 11.5% for the second quarter. The second quarter bad debt expense included a $9.7 million bad debt expense for uncollected accounts from WorldCom as compared to $1.2 million in additional bad debt expense for uncollected accounts from WorldCom as previously described.

Net Income (Loss)
We reported net income of $5.1 million for the third quarter as compared to net loss of ($1.1) million for the second quarter. The increase is primarily due to the effect of the $9.7 million WorldCom bad debt expense in the second quarter as previously described and increased revenues and decreased cost of sales, selling, general and administrative expenses in the third quarter, partially off-set by increased net interest expense and income tax expense in the third quarter.

Liquidity and Capital Resources
Cash flows from operating activities totaled $47.6 million for the nine months ended September 30, 2002 ("2002") as compared to $63.6 million for the nine months ended September 30, 2001 ("2001"), net of changes in the components of working capital. The decrease in 2002 is primarily due to the effect of the 2001 fiber system capacity sale partially offset by increased cash flow in 2002 from some of our segments. Uses of cash during 2002 include $52.0 million of expenditures for property and equipment, including construction in progress, and payment of $3.1 million in notes receivable issued to related parties. Other sources of cash in 2002 include $15.0 million in long-term borrowings and receipt of $946,000 in repayments of notes receivable issued to related parties.

Gross trade receivables increased $14.0 million from December 31, 2001 to September 30, 2002 primarily due to an increase in balances due from WorldCom preceding their filing for Chapter 11 bankruptcy reorganization, and additional broadband trade receivables related to our services to hospitals and health clinics.

Working capital totaled $6.8 million at September 30, 2002, a $11.4 million increase in working capital as compared to a deficit of ($4.6) million as of December 31, 2001. The increase is primarily attributed to classification of $5.7 million of our Senior Holdings Loan as current maturities of long-term debt as of December 31, 2001. The Senior Holdings Loan and Fiber Facility were subject to a refinancing agreement on November 1, 2002 as further described below, resulting in the classification of all such debt as long-term at September 30, 2002.

On November 1, 2002 we closed our $225.0 million Senior Facility to refinance the Senior Holdings Loan and Fiber Facility. The Senior Holdings Loan and Fiber Facility had balances of approximately $120.1 million and $60.0 million, respectively, at September 30, 2002. The Senior Facility includes a term loan of $175.0 million and a revolving credit facility of $50.0 million. The Senior Facility matures on November 1, 2004 and bears interest at LIBOR plus 6.50%. We are required to pay a commitment fee equal to 1.5% per annum on the unused portion of the commitment. If the unused revolver is more than $25.0 million the commitment fee increases to 2.0% per annum on the unused portion of the commitment.

On November 30, 2003 we are required to prepay the term loan in an amount equal to 50% of the amount by which earnings before interest, taxes, depreciation, and amortization exceeds certain fixed charges as defined in the Senior Facility agreement ("Excess Cash Flow") during the year ended September 30, 2003. On May 30, 2004 we are required to prepay the term loan in an amount equal to 50% of the Excess Cash Flow during the six months ended March 31, 2004.

The Senior Facility contains, among others, covenants limiting additional indebtedness and prohibits any direct or indirect distribution, dividend, redemption or other payment to any person on account of any general or limited partnership interest in, or shares of capital stock or other securities of GCI, Inc. and subsidiaries. Under the Senior Facility we may not allow the:

     - Total leverage ratio (as defined) to be greater than 4.5:1,
     - Senior secured leverage ratio (as defined) to be greater than 2.25:1, and
     - Interest coverage ratio (as defined) to be less than 2.50:1.

Capital expenditures, other than those incurred to build additional fiber optic cable system capacity, in any of the years ended September 30, 2003, March 31, 2004 and September 30, 2004 may not exceed:

     - $25.0 million plus,
     - 50% of any Excess Cash Flow during the applicable period less any permitted Investments (as defined) of up to $5.0 million during the applicable period.

We expect our 2003 expenditures for property and equipment for our core operations, including construction in progress, will total $40 million to $55 million.

$3.0 million of the Senior Facility has been used to provide a letter of credit to secure payment of certain access charges associated with our provision of telecommunications services within the State of Alaska.

In connection with the funding of the Senior Facility, we paid bank fees and other expenses of approximately $104,000 and $304,000 during the three and nine months ended September 30, 2002 which will be charged to amortization expense over the life of the agreement. We expect to incur additional fees and expenses totaling approximately $7.0 million during the fourth quarter of 2002 which will be charged to amortization expense over the life of the agreement. The $7.0 million in additional fees and expenses will become part of the total outstanding debt balance. Remaining unamortized bank fees and other expenses totaling $2.4 million associated with the Senior Holdings Loan and the Fiber Facility will be charged to expense in the fourth quarter of 2002.

On January 3, 2001 we entered into an interest rate swap agreement to convert $50 million in 9.75% fixed rate to variable rate debt. This interest rate swap agreement was called at no cost and terminated on August 1, 2002.

We were in compliance with all loan covenants at September 30, 2002.

Our semi-annual Senior Notes interest payment of $8.8 million was due August 1, 2002 and was paid in full at that time out of existing cash balances.

Our expenditures for property and equipment, including construction in progress, totaled $53.0 million and $46.7 million during 2002 and 2001, respectively. We expect our 2002 expenditures for property and equipment for our core operations, including construction in progress, to total $65 million - $68 million. Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, supplementation of our existing network backup facilities, continuing development of our Personal Communication Services, or PCS, network, cable telephony, and upgrades to our cable television plant.

The long-distance, local access, cable, Internet and wireless services industries continue to experience substantial competition and continuing technological changes. Our future results of operations will be affected by our ability to react to changes in the competitive environment and by our ability to fund and implement new or enhanced technologies. We are unable to determine how competition, economic conditions and technological changes will affect our ability to obtain financing.

The telecommunications industry in general is depressed due to high levels of competition in the long-distance market resulting in pressures to reduce prices, an oversupply of long-haul capacity, excessive debt loads, several high-profile company failures and potentially fraudulent accounting practices by some companies. Our ability to refinance existing debt and to obtain new debt under acceptable terms and conditions in the long-term may be diminished as a result.

The financial, credit and economic impacts of WorldCom's bankruptcy filing on the industry in general and on us in particular are not yet fully understood and are not predictable. We currently cannot predict the timing or amount that WorldCom will pay on outstanding balances due us as of their bankruptcy filing date of July 21, 2002. Unpaid balances due from WorldCom for services rendered prior to their filing date total approximately $12.9 million at September 30, 2002 for which we have reserved $11.6 million. We believe that services provided to WorldCom subsequent to their bankruptcy filing date will be paid currently, consistent with our status in WorldCom's filing as a key service provider or utility to WorldCom's global network.

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

     - We recognize unbilled revenues based upon minutes of use carried and established rates, net of credits and adjustments.
     - We estimate unbilled long-distance cost of sales based upon minutes of use carried through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.
     - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
     - When recording depreciation expense associated with our telephony and cable television distribution systems, we use estimated useful lives. Because of changes in technology and industry conditions, we periodically evaluate the useful lives of our telephony and cable television distribution systems. These evaluations could result in a change in useful lives in future periods.
     - When recording amortization expense on intangible assets, we use estimated useful lives. We periodically evaluate the useful lives of our intangible assets. These evaluations could result in a change in useful lives in future periods. Additionally, we periodically review the valuation of our intangible assets. These reviews could result in write-down of the value of intangible assets.
     - We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.
     - We have recorded revenues in the first quarter of 2001 associated with a cash sale of indefeasible rights to use certain amounts of our fiber system capacity. The fiber system capacity sold was treated as integral equipment because it is attached to real estate. Because all of the benefits and risks of ownership were transferred to the purchaser upon full receipt of the purchase price and other terms of the contract meet the requirements of SFAS No. 66, "Accounting for Sales of Real Estate," we accounted for the fiber system capacity sale as a sales-type lease. The accounting for the sale of fiber system capacity is currently evolving and accounting guidance may become available in the future which could require us to change our policy. If we are required to change our policy, it is likely the effect would be to recognize the gain from future sales of fiber system capacity, if any, over the term the capacity is provided.
     - Potential refundable amounts attributed to ILEC excess earnings are accounted for as gain contingencies since we cannot estimate future refundable amounts nor do we know if or when we will receive such refunds in the future. Such refunds are not recorded until realization is a certainty upon receipt.

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

Market prices for North Slope oil averaged $27.85 in fiscal 2001 and are forecasted to average $21.50 in fiscal 2002. State economists forecast the average price of North Slope oil to decline to $20.50 in fiscal 2003. The closing price per barrel was $25.01 on October 30, 2002. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

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

Our new Senior Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 6.5%. Should the Libor rate change, our interest expense will increase or decrease accordingly. On September 21, 2001, we entered into an interest rate swap agreement to convert $25.0 million of variable interest rate debt to 3.98% fixed rate debt plus applicable margin. As of November 1, 2002, we have borrowed $187.7 million of which $162.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $1,627,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of September 30, 2002, we have borrowed $45.2 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $452,000 in additional gross interest cost on an annualized basis.

PART I.
ITEM 4.
                             Controls and Procedures

Evaluation of disclosure controls and procedures
Within the 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-14(c) and 15d-14(c)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in internal controls
There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date we carried out this evaluation.

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Information regarding pending legal proceedings to which we are a party is included in note 6 to the Interim Condensed Consolidated Financial Statements and is incorporated herein by reference.

PART II.
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)      Date of the meeting:  June 6, 2002
                    Purpose of meeting:  Annual shareholders meeting

           (b) Name of each director elected at the meeting and the name of each other director whose term of office as a director continued after the meeting:

                               Name                Votes for      Votes withheld
                    ---------------------       --------------    --------------
                    Ronald R. Beaumont            65,486,616        13,927,820
                    Paul S. Lattanzio             75,518,090         3,896,346
                    Carter F. Page                75,037,739         4,376,697
                    Robert M. Walp                65,548,586        13,865,850

                    Directors, in addition to those listed above, whose term of office as director continued after the meeting:

                      Stephen M. Brett
                      Ronald A. Duncan
                      Donne F. Fisher
                      William P. Glasgow
                      Stephen R. Mooney
                      James M. Schneider

           (c)      Other matters voted upon:

                    Approving an increase in the number of shares of the Company's common stock authorized and allocated to the Company's Amended and Restated 1986 Stock Option Plan ("Stock Option Plan") by 2 million shares of Class A common stock and otherwise amending the plan to provide for an upper limit of 500,000 shares per year on the number of shares that may be granted to a participant in the Stock Option Plan.

                           Votes for:           66,208,088

                           Votes against:       12,598,551

                           Votes withheld:         607,797

           (d)      Not applicable

PART II.
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits

                    Exhibit 10.101 - Credit, Guaranty, Security and Pledge Agreement between GCI Holdings, Inc. and Credit Lyonnais New York Branch as Administrative Agent, Issuing Bank, Co-Bookrunner and Co-Arranger, General Electric Capital Corporation as Documentation Agent, Co-Arranger and Co-Bookrunner and CIT Lending Services Corporation as Syndication Agent, dated as of November 1, 2002.

                    Exhibit 99.36 - Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K filed during the quarter ended
                    September 30, 2002 - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           GENERAL COMMUNICATION, INC.

              Signature                                         Title                                   Date
--------------------------------------      --------------------------------------------      -----------------------

/s/ Ronald A. Duncan                        President and Director                                November 8, 2002
--------------------------------------      (Principal Executive Officer)                     -----------------------
Ronald A. Duncan                            (Principal Executive Officer)

/s/ John M. Lowber                          Senior Vice President, Chief Financial                November 8, 2002
--------------------------------------      Officer, Secretary and Treasurer                  -----------------------
John M. Lowber                              (Principal Financial Officer)

/s/ Alfred J. Walker                        Vice President, Chief Accounting                      November 8, 2002
--------------------------------------      Officer                                           -----------------------
Alfred J. Walker                            (Principal Accounting Officer)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                 AS ADOPTED PURSUANT TO SECTIONS 302 AND 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Ronald A. Duncan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General Communication, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluations Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrants board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002                /s/ Ronald A. Duncan
                                       Ronald A. Duncan
                                       President and Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                 AS ADOPTED PURSUANT TO SECTIONS 302 AND 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, John M. Lowber, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General Communication, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluations Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrants board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002                /s/ John M. Lowber
                                       John M. Lowber
                                       Senior Vice President, Chief Financial
                                       Officer, Secretary and Treasurer