Form 10-K
period 2002-12-31
GENERAL COMMUNICATION INC
filed 2003-03-27
CIK 808461

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading on as of the last business day of the registrant's most recently completed second fiscal quarter of June 30, 2002 was approximately $266,243,000.

        The number of shares outstanding of the registrant's common stock as of February 28, 2003, was:

                 Class A common stock - 51,888,120 shares; and,
                    Class B common stock - 3,874,607 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on June 5, 2003 are incorporated by reference into Part III of this report.

                                          GENERAL COMMUNICATION, INC.
                                        2002 ANNUAL REPORT ON FORM 10-K
                                              TABLE OF CONTENTS


                                                                                                                 Page
                                                                                                                 ----
Glossary............................................................................................................3

Cautionary Statement Regarding Forward-Looking Statements..........................................................10

Part I.............................................................................................................12

   Item 1.  Business...............................................................................................12

   Item 2.  Properties.............................................................................................63

   Item 3.  Legal Proceedings......................................................................................66

   Item 4. Submissions of Matters to a Vote of Security Holders....................................................66

Part II............................................................................................................66

   Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters..............................66

   Item 6.  Selected Financial Data................................................................................68

   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................69

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................................95

   Item 8.  Consolidated Financial Statements and Supplementary Data...............................................95

   Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...................95

Part III...........................................................................................................95

   Items 10, 11, 12 and 13 are incorporated herein by reference from our Proxy Statement for our 2003 Annual Shareholders' meeting.......................................................................95

   Item 14.  Controls and Procedures...............................................................................96

Part IV............................................................................................................97

   Item 15.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.........................97

   Item 15(b).  Exhibits..........................................................................................140

   Independent Auditors' Report...................................................................................145

   Schedule VIII..................................................................................................146

Signatures........................................................................................................147

Certifications....................................................................................................148

This Annual Report on Form 10-K is for the year ending December 31, 2002. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

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

Basic Service -- The basic service tier includes, at a minimum, signals of local television broadcast stations, any public, educational, and governmental programming required by the franchise to be carried on the basic tier, and any additional video programming service added to the basic tier by the cable operator.

BOC -- Bell System Operating Company -- A LEC owned by any of the remaining Regional Bell Operating Companies, which are holding companies established following the AT&T Divestiture Decree to serve as parent companies for the BOCs.

Backbone -- A centralized high-speed network that interconnects smaller, independent networks.

Bandwidth -- The number of bits of data that can move through a communications medium in a given amount of time.

Broadband -- A high-capacity communications circuit/path, usually implying speeds of 256 kbps or better.

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

Compression / Decompression -- A method of encoding/decoding signals that allows transmission (or storage) of more information than the medium would otherwise be able to support. Both compression and decompression require processing capacity, but with many products, the time is not noticeable.

DAMA -- Demand Assigned Multiple Access -- The Company's digital satellite earth station technology that allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality.

Dark Fiber -- An inactive fiber-optic strand without electronics or optronics. Dark fiber is not connected to transmitters, receivers and regenerators.

DBS -- Direct Broadcast Satellite -- Subscription television service obtained from satellite transmissions using frequency bands that are internationally allocated to the broadcast satellite services. Direct-to-home service such as DBS has its origins in the large direct-to-home satellite antennas that were first introduced in the 1970's for the reception of video programming transmitted via satellite. Because these first-generation direct-to-home satellites operated in the C-band frequencies at low power, direct-to-home satellite antennas, or dishes, as they are also known, generally needed to be seven to ten feet in diameter in order to receive the signals being transmitted. More recently, licensees have been using the Ku and extended Ku-bands to provide direct-to-home services enabling subscribers to use a receiving home satellite parabolic dish less than one meter in diameter. The major providers of DBS are currently DirecTV and EchoStar (marketed as the DISH Network).

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

GFCC -- GCI Fiber Communication Co., Inc., an Alaska corporation and a wholly owned subsidiary of Holdings. Holdings acquired all minority ownership interests in GFCC in the third and fourth quarters of 2002. GFCC owns and operates a fiber optic cable system constructed along the trans-Alaska oil pipeline corridor extending from Prudhoe Bay to Valdez, Alaska. See Kanas.

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

Kanas -- Kanas Telecom, Inc. -- an Alaska corporation that was renamed to GFCC in 2001.

LAN -- Local Area Network -- The interconnection of computers for sharing files, programs and various devices such as printers and high-speed modems. LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs.

LATA -- Local Access and Transport Area -- The approximately 200 geographic areas defined pursuant to the AT&T Divestiture Decree. The BOCs were historically prohibited from providing long-distance service between the LATA in which they provide local exchange services, and any other LATA.

LEC -- Local Exchange Carrier -- A company providing local telephone services. Each BOC is a LEC.

LMDS -- Local Multipoint Distribution System -- LMDS uses microwave signals (millimeterwave signals) in the 28 GHz spectrum to transmit voice, video, and data signals within small cells 3-10 miles in diameter. LMDS allows license holders to control up to 1.3 GHz of wireless spectrum in the 28 GHz Ka-band. The
1.3 GHz can be used to carry digital data at speeds in excess of one gigabit per second. LMDS uses a specific band in the microwave spectrum, known as millimeter waves or the 28 GHz "Ka-band." The extremely high frequency used and the need for point to multipoint transmissions limits the distance that a receiver can be from a transmitter. This means that LMDS will be a "cellular" technology, based on multiple, contiguous, or overlapping cells. LMDS is expected to provide customers with multichannel video programming, telephony, video communications, and two-way data services. Incumbent LECs and cable companies may not obtain the in-region 1150 MHz license for three years following the date of the license grant. Within 10 years following the date of the license grant, licensees will be required to provide 'substantial service' in their service regions.

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

MMDS -- Multichannel Multipoint Distribution Service - also known as wireless cable. The FCC established the Multipoint Distribution Service (MDS) in 1972. Originally, the Commission thought MDS would be used primarily to transmit business data. However, the service became increasingly popular in transmitting entertainment programming. Unlike conventional broadcast stations whose transmissions are received universally, MDS programming is designed to reach only a subscriber based audience. In 1983, the Commission reassigned eight channels from the Instructional Television Fixed Service (ITFS) to MDS. These eight channels make up the MMDS. Frequently, MDS and MMDS channels are used in combination with ITFS channels to provide video entertainment programming to subscribers.

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

Reciprocal Compensation -- The same compensation of a new CLEC for termination of a local call by the ILEC on its network, as the new competitor pays the ILEC for termination of local calls on the ILEC network.

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

Securities Reform Act - The Private Securities Litigation Reform Act of 1995.

Senior Holdings Loan -- Holding's $225,000,000 credit facility. On November 1, 2002 we closed a $225.0 million bank facility to refinance the previously outstanding Holding's loans ($120.1 million) and the Alaska United loan ($60.0 million) facility. The Senior Holdings Loan includes a term loan of $175.0 million and a revolving credit facility of $50.0 million. The Senior Facility matures on November 1, 2004 and bears interest at

LIBOR plus 6.50%. You should see note 6(b) to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report for more information.

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

WorldCom -- WorldCom, Inc. -- owns approximately 9% of our common stock, presently has one representative on our Board, and is a major customer. Prior to May 1, 2000, the Company was named MCI WorldCom, Inc. On July 21, 2002 WorldCom and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court. You should see note 11 to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report for more information.

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

   o Material adverse changes in the economic conditions in the markets we serve and in general economic conditions, including the continuing impact of the current depressed telecommunications industry due to high levels of competition in the long-distance market resulting in pressures to reduce prices, an oversupply of long-haul capacity, excessive debt loads; several high-profile company failures and potentially fraudulent accounting practices by some companies;
   o The efficacy of laws enacted by Congress; rules and regulations to be adopted by the FCC and state public regulatory agencies to implement the provisions of the 1996 Telecom Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
   o Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include long-distance, local, cable and Internet services;
   o The extent and pace at which different competitive environments develop for each segment of our business;
   o The extent and duration for which competitors from each segment of the telecommunication industries are able to offer combined or full service packages prior to our being able to do so;
   o The degree to which we experience material competitive impacts to our traditional service offerings prior to achieving adequate local service entry;
   o Competitor responses to our products and services and overall market acceptance of such products and services;
   o The outcome of our negotiations with ILECs and state regulatory arbitrations and approvals with respect to interconnection agreements;
   o Our ability to purchase network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local telephone service at competitive rates;
   o Success and market acceptance for new initiatives, many of which are untested;
   o The level and timing of the growth and profitability of new initiatives, particularly local telephone services expansion, Internet (consumer and business) services expansion and wireless services;
   o Start-up costs associated with entering new markets, including advertising and promotional efforts;
   o Risks relating to the operations of new systems and technologies and applications to support new initiatives;
   o   Local conditions and obstacles;
   o The impact of oversupply of capacity resulting from excessive deployment of network capacity;
   o Uncertainties inherent in new business strategies, new product launches and development plans, including local telephone services, Internet services, wireless services, digital video services, cable modem services, digital subscriber line services, transmission services, and yellow page directories, and the offering of these services in geographic areas with which we are unfamiliar;

   o The risks associated with technological requirements, technology substitution and changes and other technological developments;
   o   Prolonged service interruptions which could affect our business;
   o Development and financing of telecommunication, local telephone, wireless, Internet and cable networks and services;
   o Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements and the consequences of increased leverage;
   o   Availability of qualified personnel;
   o Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the RCA, and adverse outcomes from regulatory proceedings;
   o Uncertainties in federal military spending levels and military base closures in markets in which we operate;
   o The ongoing global and domestic trend towards consolidation in the telecommunications industry, which trend may be the effect of making the competitors larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively;
   o The financial, credit and economic impacts of the WorldCom bankruptcy filing on the industry in general and on us in particular;
   o A conversion of WorldCom's bankruptcy petition to Chapter 7, unfavorable reaffirmation of our pre-filing contracts and agreements with WorldCom, or a migration of WorldCom's traffic off our network without it being replaced by other common carriers that interconnect with our network;
   o The effect on us of pricing pressures, new program offerings and market consolidation in the markets served by our major customers, WorldCom and Sprint;
   o Under Statement of Financial Accounting Standard ("SFAS") 142, we must test our intangibles for impairment at least annually, which may result in a material, non-cash write-down of goodwill and could have a material adverse impact on our results of operations and shareholders' equity; and
   o Other risks detailed from time to time in our periodic reports filed with the SEC.

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

Availability of Reports and Other Information
Internet users can access information about GCI and its services at http://www.gci.com/, http://www.gcinetworksolutions.com/, and http://www.alaskaunited.com/. The Company hosts Internet services at http://www.gci.net/ and SchoolAccess(TM) services at http://www.gcisa.net/. We make available on the http://www.gci.com/ website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such material to the SEC. In addition, the SEC's website is http://www.sec.gov/. The SEC makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC's website is not part of this document.

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

Historical Development of our Business During the Past Fiscal Year

20th Year Anniversary
Thanksgiving 2002 marked the 20th anniversary of the first long-distance call we carried on our network, bringing telecommunications competition to the State of Alaska.

Properties Expansion
We completed the first phase of a project in February 2002 to connect Palmer and Wasilla, Alaska to our fiber optic network in Anchorage. This phase connected our network in Anchorage to our Eagle River earth station and our Wasilla Call Center with fiber optic cable facilities. The second phase will connect and expand our facilities to provide cable and entertainment services to the Palmer-Wasilla area. We expect that work to be complete in early 2003. Upon completion, we will provide cable television programming content from our Anchorage head end facility to Palmer and Wasilla.

We purchased a second 5ESS digital host switch manufactured by Lucent Technologies to accommodate Anchorage area customer and traffic growth. We expect to place the new switch into service in 2003. We have similar Lucent 5E switches in Anchorage and Seattle, and smaller remote Lucent 5E switches in Fairbanks and Juneau. We shut down our Seattle, Fairbanks and Juneau Alcatel DSC DEX switches upon installation of the Lucent 5E switches. DEX is a trade name for an Alcatel (previously Digital Switch Corporation) electronic digital switching system.

Cable Services Expansion
We continued to upgrade and expand our cable infrastructure in 2002. These efforts increased the capacity and reliability of our systems, making possible further deployment of two-way applications such as cable modems and digital cable television programming, and provided capacity for additional program and service offerings.

We continued to extend our digital cable service in the Anchorage, Juneau, Kenai and Soldotna, Alaska markets in 2002. Digital cable service allows us to use digital compression to substantially increase the capacity of our cable communications systems, improve picture quality and provide CD quality audio. Digital cable subscriber counts in all locations totaled approximately 30,500 in 2002, an increase of 24.3% as compared to 2001.

To meet future bandwidth requirements in the Anchorage and Matanuska-Susitna valley markets, efforts began in 2002 to move all programming services above the basic service level to a digital platform. A plant upgrade for the Matanuska-Susitna valley system began in 2002 and is expected to be completed in 2004.

Approximately 96.1% of our cable customers are able to receive cable modem service. Cable modems are deployed in approximately 19.1% of the homes passed by our cable systems in markets offering such service, which we believe is well above the national average. Cable modem services provide high-speed, dedicated access to the Internet through our coaxial cable network.

We launched video-on-demand service to certain of our Anchorage commercial customers and added additional customers in 2002. This service passed 1,389 hotel rooms at December 31, 2002, an increase of 54.5% as compared to 2001.

We initiated digital cable entertainment services in 2002 to 1,050 rooms at the Kuparuk Oil Field living quarters facilities in Prudhoe Bay, Alaska. This service includes 100 channels of video, music and pay-per-view choices, including one Anchorage broadcast television station.

Our Anchorage cable channel lineup was realigned in 2002, allowing us to begin swapping all of our existing analog boxes for digital boxes. Moving to digital allows us offer better service, more channels and better quality. We are also able to reclaim bandwidth for other services, including cable telephony, cable modems, and additional cable video services.

We signed new seven-year retransmission agreements with five local Anchorage broadcasters and began up linking and distributing that programming to all of our cable systems. These agreements allow other locations in Alaska to receive local Anchorage broadcasting service in addition to programming received from non-Alaska markets, providing additional value to our cable subscribers and allowing us to differentiate our programming from that of our DBS competitors.

We continue to evaluate technology and the feasibility of using our cable plant for telephone services that will enable us to deliver local telephone access services on our own network. Testing and design is underway with regard to chosen equipment, cable plant, power delivery, and operational support systems. Upgrades have been made to a node in our Anchorage plant to create a test deployment platform for cable telephony. Our upgraded cable plant node was certified compliant with DOCSIS 1.1 standards in 2002.

You should see Part I, Item 1. Business, Narrative Description of our Business - Cable Services, and Part I, Item 1. Regulation, Franchise Authorizations and Tariffs - Cable Services Operations for more information.

Local Access Services Expansion
We had approximately 96,100 local access services lines in service in Anchorage, Fairbanks and Juneau, Alaska at December 31, 2002, a 21.3% increase from December 31, 2001. In late 2001 we began selling GCI local services in Juneau with conversions beginning in the first quarter of 2002. We continue to evaluate expanded implementation of wireless local loop and cable telephony technologies.

We filed a bona fide request with the ILEC, ACS of the Northland, Inc, in 2001 to negotiate rates and services in order to provide competitive local access services in Nenana, Ft. Greely, North Pole, Delta Junction, Kenai, Soldotna, Ninilchik, Homer, Seldovia and Kodiak, Alaska. The RCA has approved an interconnection agreement and GCI can now apply for approval to enter these markets, which must be granted by the RCA before we begin to provide local access services.

You should see Part I, Item 1. Business, Narrative Description of our Business - Local Access Services, and Part I, Item 1. Regulation, Franchise Authorizations and Tariffs - Telecommunication Operations for more information.

Internet and Broadband Services Expansion
We provided Internet service to approximately 70,700 dial-up subscribers at December 31, 2002, a 2.5% increase from December 31, 2001. We provided service to approximately 36,200 cable modem subscribers at December 31, 2002, a 36.7% increase from December 31, 2001.

Approximately 96.1% of our cable customers are able to receive cable modem service. Cable modems are deployed in approximately 19.1% of the homes passed by our cable systems in markets offering such service, which we believe is well above the national average. Cable modem services provide high-speed, dedicated access to the Internet through our coaxial cable network. After significant plant upgrades to handle reverse feed and higher bandwidth requirements, we initiated cable modem services in 2002 in Petersburg, Wrangell, Cordova, Homer, Bethel, Nome, and Kodiak, Alaska.

We initiated cable modem service in the Kenai and Soldotna, Alaska communities in 2002. All locations that implemented cable modems in 2002 use the new DOCSIS
1.1 platform. We also upgraded cable modem customers in the Wasilla, Alaska service area in 2002 to the DOCSIS 1.1 platform. We believe that we are the first company in North America to successfully deploy the DOCSIS 1.1 platform. This new non-proprietary platform allows us to provide a higher level of service, helps us eliminate network congestion and run a cleaner network that is more efficient to manage. It also protects customers from hackers and helps us reduce the risk of high speed internet theft.

We increased the speeds of our DoubleUp and Gold cable modem product offerings in certain markets in 2002, at no cost to our customers. Our premium cable modem service, The Diamond service package, offers 2.4 megabits per second which is twice as fast as our competitor's best package DSL offering.

We began offering our PrudhoeNet dialup Internet service to Prudhoe Bay, Alaska oilfield workers in early 2003. We believe our product offers both lower price and high quality for oilfield workers who want to stay in touch with family, friends and business during their off work hours.

Our SchoolAccess(TM) program was first deployed successfully in Alaska where we provide satellite-delivered voice, video and data services to many of the state's rural communities. More than 80,000 Alaska students are now connected to the Internet with SchoolAccess(TM). We provide e-mail service, a custom user interface, a help desk, onsite training, security, network optimization, network management, content filtering services and website hosting for 195 schools in rural Alaska using SchoolAccess(TM), and provide Internet only services to approximately

100 additional schools. We signed three-year contracts in 2002 with each of the 64 Alaska schools that re-bid their SchoolAccess(TM) service.

We provide our SchoolAccess(TM) services to nine school districts comprising 25 schools in rural New Mexico and Arizona, serving more than 10,500 students. We began providing SchoolAccess(TM) services to two school districts in Montana in the third quarter of 2002.

During the 3rd Quarter of 2002, we launched our SchoolAccess(TM) Distance Learning Service ("DLS") to approximately 80 rural Alaskan schools. SchoolAccess(TM) DLS allows schools to conduct two-way videoconferences by providing each of the six school districts with an autonomous videoconferencing network. Schools not only have the ability to videoconference within the district, but have the ability to conference with other schools or entities worldwide. SchoolAccess(TM) DLS also gives teachers and students access to a course management system that compliments the interactive service. Circuits for the service are provided over our broadband satellite network, and all of the hardware and software is included as part of the managed service.

We continued to deploy high-speed broadband TeleHealth services in 2002 using an advanced satellite network to an additional 28 villages served by the Bristol Bay Health Corporation in the Dillingham, Alaska area; eight villages for the Yukon-Kuskokwim Health Corporation in the Bethel, Alaska area; 16 villages for the Norton Sound Health Corporation in the Nome, Alaska area; and six villages in the Eastern Aleutian area. At the end of 2002 we provided TeleHealth services to approximately 70 western Alaska communities. This broadband service allows remote communities to access health specialists and others in Alaska and elsewhere for consultation and diagnostic services using a combination of video, voice and data services.

We announced in 2001 our intent to provide Internet services to 152 Alaska communities that we currently serve by 2004. The estimated $15 million project will deliver high-speed Internet by cable modem, DSL and wireless technologies. A considerable expansion of facilities was made in 2001 to support cable modem Internet service launches in Valdez, Sitka, Nome and Seward, Alaska, and in Kenai and Soldotna, Alaska in January 2002. We deployed cable modem service in Wasilla/Palmer, Petersburg and Wrangell, Alaska by the end of the second quarter 2002; and Bethel, Cordova, Homer, and Kodiak, Alaska by the end of 2002. We believe the Kenai and Soldotna launches were the first U.S. deployment of a cable modem platform using the new DOCSIS 1.1 standard. This new standard supports tiered levels of service, provides quality of service measurement, and supports voice traffic over coaxial cable systems.

We provide 56 kbps and 256 kbps high-speed Internet access services to 15 rural villages in the Northwest Arctic, Aleutian, and Yukon-Kuskokwim delta regions of Alaska. We deliver high-speed Internet services locally in the villages through the ILEC's DSL service or our unlicensed 2.4 GHz band fixed wireless service. All long-haul transport is delivered through our satellite and associated facilities.

You should see Part I, Item 1. Business, Narrative Description of our Business - Internet Services, and Part I, Item 1. Regulation, Franchise Authorizations and Tariffs - Internet Operations for more information.

PCS and LMDS Licenses
We have invested approximately $1.79 million in our PCS license at December 31, 2002. In June 2000 we began providing fixed wireless dial-tone services in Anchorage over our PCS system, meeting the FCC requirement to provide coverage of a commercial offering to at least one-third of our market population within five years of being licensed. We presently offer our fixed wireless service to customers that are not connected to the ILEC or our physical plant. We have invested approximately $275,000 in our LMDS license. LMDS licensees are required to provide 'substantial service' in their service regions within 10 years.

Contract Extension
Our contract to provide interstate and intrastate long-distance services to Sprint was replaced in March 2002 extending its term to March 2007 with two one-year automatic extensions to March 2009. Beginning in April

2002 the new contract reduced the rate to be charged by us for certain Sprint traffic over the extended term of the contract.

Yellow-Pages Directory
We signed a contract in 2002 with Alltel Publishing Corporation to enter the directory listing and Yellow Pages market. The first directory will be distributed in the Anchorage market in December 2003. We expect to continue to expand our product offerings to other markets in 2004.

Retail Store Expansion
We opened new retail stores in 2002 serving our Wasilla and Anchorage markets. The new stores combine certain of our customer service and payment centers and allow customers to pay their bills, sign up for new services and experience our full range of products.

GCI Fiber Communication System
We reached a significant milestone in 2002 in our agreement with the company that operates the trans Alaska oil pipeline with the signing of a complex design document for fiber and satellite circuits to support the pipeline control system. These circuits operate the remote gate valves that stop the flow of oil in the event of an emergency. They require an extremely high level of availability and reliability. The complex design included eleven new earth stations and supporting equipment that are expected to be placed into service in 2003.

E-Bill Service
We launched an online bill presentment and payment service in 2002 at https://ebill.gci.com/. Over 27,000 accounts have signed up for the service through January 2003.

E-Mail Guard Service
We launched a virus and SPAM filtering service for our e-mail platform in July 2002. The service provides our e-mail users with a capability to quarantine unsolicited e-mail and suspected virus infected e-mail in a safe location. A highly customer-configurable service, it has been very well received and has significantly exceeded our 2002 acquisition forecast. Since we launched E-Mail Guard, an estimated 50 million e-mail messages have been intercepted and quarantined. In the first week of January 2003, E-Mail Guard prevented 1.8 million messages -- roughly 84 percent of the total volume of e-mail -- from clogging electronic in-baskets and infecting computers with viruses.

Narrative Description of our Business
General
We operate a broadband communications network that permits the delivery of a seamless integrated bundle of communications, entertainment and information services. We offer a wide array of consumer and business communications and entertainment services--including local telephone, long-distance and wireless communications, cable television, consulting services, network and desktop computing outsourced services, and dial-up, broadband (cable modem, wireless and DSL) and dedicated Internet access services at a wide range of speeds--all under the GCI brand name.

We believe that the size and growth potential of the voice, video and data market, the increasing deregulation of telecommunication services, and the increased convergence of telephony, wireless, and cable services offer us considerable opportunities to continue to integrate our telecommunication, Internet and cable services and expand into communications markets both within and, longer-term, possibly outside of Alaska.

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

Alaska Voice, Video and Data Markets
We estimate that the aggregate telecommunications, cable television, and Internet markets in Alaska generated revenues in 2002 of approximately $1.1 billion. Of this amount, approximately $470 million was attributable to interstate and intrastate long-distance service, $350 million was attributable to local exchange services, $92 million was attributed to cable television, and $188 million was attributable to all other services, including wireless and Internet services.

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

Fiber optics is the preferred method of carrying Internet, voice, video, and data communications over long distances, eliminating the delay commonly found in satellite connections. Widespread use of high capacity fiber optic facilities is expected to allow continued expansion of business, government and educational infrastructure in Alaska.

Long-Distance Services
Industry
Until the 1970s, AT&T had a virtual monopoly on long distance service in the United States. In the 1970s, competitors such as MCI (now WorldCom) and Sprint began to offer long distance service. With the gradual emergence of competition, basic rates dropped, calling surged, and AT&T's dominance declined. More than 700 companies now offer long distance service. AT&T's 1984 toll revenues were about 90% of those reported by all long distance carriers. The FCC's regulation of AT&T as a "dominant" carrier ended in 1995. By 2000, AT&T's revenues had declined to approximately 37% of those reported by all non-LEC long distance carriers. The two largest market entrants, WorldCom and Sprint, have obtained a 31% combined market share through 2000.

Because of this competition, the cost of long distance calling dropped from 32 cents per minute in 1984 to 12 cents per minute in 2000. The average price of 12 cents per minute represents a mix of international calling (an average of 47 cents per minute) and domestic interstate calling (an average of 9 cents per minute). The decline in prices since 1984 is more than 70% after adjusting for the impact of inflation.

The FCC reports that more than twenty-three million households have been added to the nation's telephone system since November 1983. An estimated 1.5 million households were added between July 2001 and July 2002 as a result of an increasing number of households. As of November 2001, 102.2 million households had telephone service. The FCC reports that approximately 2% of all consumer expenditures are devoted to telephone service. This percentage has remained relatively constant over the past 15 years, despite major changes in the telephone industry and in telephone usage. Average annual expenditures on telephone service increased from $360 per household in 1981 to $877 in 2000.

The FCC reports that an estimated 95.1% of households and virtually all businesses in the United States subscribed to telephone service in July 2002. Line growth over time, averaging about 3% per year, has historically reflected growth in the population and the economy. In recent years, the growth in lines has increased as households have added additional lines. The percentage of additional lines for households with telephone service has increased from approximately 3% in 1988 to about 27% in 2000, but decreased from 29% in 1999.

The FCC reports that approximately $110 billion was derived from toll services in 2000. 102.2 million households had telephone services, an increase of 23 million households since 1983. Approximately $33 billion is derived from intrastate, $53 billion from interstate, and $24 billion from international toll services. Interstate long distance toll revenues increased 103% from $26 billion in 1984, and intrastate toll revenues increased 58% from $21 billion in 1984.

International telecommunications has become an increasingly important segment of the telecommunications market. The FCC reports that international revenues increased over 500% from $4 billion in 1984 to $24 billion in 2000. The FCC reports that the number of calls made from the United States to other countries increased from 200 million in 1980 to 6.6 billion in 2000. On average, carriers billed 51 cents per minute for international calls in 2000, a decline of more than 60% since 1980. Five markets, the United Kingdom, Canada, Mexico, Japan and Australia, are currently the top five destinations of U. S. activated circuits at December 31, 2001. The FCC's year-end 2001 report reflected slow growth in the use of U.S. international-facilities for international calls and private line services from the United States. By service type, international message telephone service accounted for 16% of the total circuits used; international private line services accounted for 76% of total circuits; and the remaining 8% of total circuits were used for other data and video services. The percentage of idle circuits as compared to the total circuit capacity increased from 48% in 2000 to 56% in 2001.

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

While the 1996 Telecom Act has facilitated competition and rapid growth in the telecommunications market, the last two years have been a tumultuous time for that marketplace. Industry analysts believe that overly optimistic projections of data growth spurred companies to invest large amounts of capital to boost network capacity. While demand for telecommunications services grew, it did not grow at a sufficient pace to justify the substantial build-out of fiber capacity. A wide gap between the supply of network capacity and the demand for data transmission occurred. Network owners refocused their efforts to demonstrate profitability over a much shorter time horizon than initially projected. A downward spiral ensued, as many telecommunications carriers went bankrupt after failing to generate sufficient revenues to service their accelerating debt loads. The resultant slowdown in capital expenditures left equipment manufacturers with surplus inventory and personnel. Additionally, several companies appear to have resorted to financial deception to mask poor performance. This compounded the downturn by reducing confidence in the truthfulness of financial statements.

Deteriorating conditions in the economy and in the telecommunications industry have led to reorganizations, mergers and divestitures. AT&T and Comcast Corporation finalized their combination of AT&T Broadband with Comcast in November 2002, in a transaction that values AT&T Broadband at an aggregate value of $72 billion (approximately $4,500 per subscriber). The resulting AT&T Comcast Corporation is expected to develop and deploy new broadband applications such as video-on-demand and interactive television.

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

The U.S. House of Representatives in February 2002 adopted a measure that would allow LECs to offer long-distance data services without first opening their networks to competitors as they must under the 1996 Telecom Act. Local telephone carriers argue that the measure would accelerate the deployment of high-speed Internet service using DSL technology. These dominant carriers compete with cable companies for high-speed Internet access customers. Analysts report that cable operators have approximately 6.4 million subscribers compared to 3.1 million DSL customers. The U.S. Senate did not act on the measure before the close of the 107th Congress. To date, the bill has not been reintroduced in the 108th Congress.

We believe that federal and state legislators, courts and regulators will continue to influence the telecommunications industry in 2003. Consummation of mergers between and spin-offs from long-distance companies, local access services companies, and cable television companies have occurred which blur the distinction between product lines and competitors. Synergies developed through mergers and acquisitions and obtaining end-to-end connectivity with customers is expected to continue to drive long-run profitability and success in penetrating new markets.

General
We supply a full range of common carrier long-distance and other telecommunication products and services. We operate a modern, competitive telecommunications network employing the latest digital transmission technology based upon fiber optic facilities within and between Anchorage, Fairbanks and Juneau, Alaska. Our facilities include a self-constructed and financed digital fiber optic cable and additional owned capacity on another undersea fiber optic cable, both linking Alaska to the networks of other carriers in the Lower 49 states. We use satellite transponders to transmit voice and data traffic to remote areas of Alaska. We operate digital microwave systems to link Anchorage with the Kenai Peninsula, and our Prudhoe Bay Earth Station with Deadhorse. Digital microwave facilities are also used to backup our fiber facilities from Anchorage to our Eagle River earth station, and to our Fairbanks earth station from our Fairbanks distribution center. Virtually all switched services are computer controlled, digitally switched, and interconnected by a packet switched SS7 signaling network.

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

Products
Our long-distance services industry segment is engaged in the transmission of interstate and intrastate-switched message telephone service and private line and private network communication service between the major communities in Alaska, and the remaining United States and foreign countries. Our message toll services include intrastate, interstate and international direct dial, toll-free 800, 888, 877 and 866 services, GCI calling card, operator and enhanced conference calling, frame relay, SDN, ISDN technology based services, as well as termination of northbound toll service for WorldCom, Sprint and several large resellers who do not have facilities of their own in Alaska. We also provide origination of southbound calling card and toll-free 800, 888, 877 and 866 toll services for WorldCom, Sprint, and other IXCs. We offer our message services to commercial, residential, and government subscribers. Subscribers may generally cancel service at any time. Toll, private line, broadband and related services account for approximately 53.5%, 53.5% and 60.4% of our 2002, 2001 and 2000 revenues, respectively. Broadband services include our SchoolAccess(TM) and Rural Health initiatives. Private line and private network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location.

We have positioned ourselves as a price and customer service leader in the Alaska telecommunication market. Rates charged for our long-distance services are generally designed to be equal to or below those for comparable services provided by our competitors.

In addition to providing communication services, we also design, sell, install, service and operate, on behalf of certain customers, communication and computer networking equipment and provide field/depot, third party, technical support, telecommunications consulting and outsourcing services through our Network Solutions business. We also supply integrated voice and data communication systems incorporating interstate and intrastate digital private lines, point-to-point and multipoint private network and small earth station services. Our Network Solutions sales and services revenue totaled $12.4 million, $16.3 million, and $9.2 million in the years ended December 31, 2002, 2001 and 2000, respectively, or approximately 3.4%, 4.6% and 3.2% of total revenues, respectively. Presently, there are a number of competing companies in Alaska that actively sell and maintain data and voice communication systems.

Our ability to integrate telecommunications networks and data communication equipment has allowed us to maintain our market position based on "value added" support services rather than price competition. These services are blended with other transport products into unique customer solutions, including managed services and outsourcing.

Facilities
Our telecommunication facilities include an undersea fiber optic cable connecting Whittier, Valdez and Juneau, Alaska and Seattle, Washington, which was placed into service in February 1999. We also own a portion of a second undersea fiber optic cable linking Alaska to the Lower 48 states. The fiber optic cables allow us to carry our Anchorage, Eagle River, Wasilla, Palmer, military base, Kenai Peninsula, Girdwood, Valdez, Whittier, Delta Junction, Prudhoe Bay, Glenallen, Healy, Fairbanks, Juneau, Ketchikan, and Sitka, Alaska traffic to and from the contiguous Lower 48 states over terrestrial circuits, eliminating the one-quarter second delay associated with satellite circuits. We own other terrestrial fiber optic cables to transport our traffic from Anchorage to Whittier and from Whittier to Deadhorse, Alaska, including connectivity to intermediate communities of Valdez, Glenallen, Delta Junction, and Fairbanks.

Other facilities include major earth stations at Eagle River, Kodiak, Dutch Harbor, Barrow, Bethel, Nome, Dillingham, Kotzebue, King Salmon, and Cordova, all in Alaska, serving the communities in their vicinity, and at Issaquah, Washington, which provides interconnection to Seattle and the Lower 48 states for traffic to and from major Alaska earth stations. The Eagle River earth station is linked to the Anchorage distribution center by fiber optic facilities.

We completed construction of a fiber optic cable system from the Anchorage distribution center to the Eagle River central office and to our major hub earth station in Eagle River in the second quarter of 2000. The Issaquah earth station is connected with the Seattle distribution center by means of diversely routed leased fiber optic cable transmission systems, each having the capability to restore the other in the event of failure. The Juneau earth station and distribution centers are collocated. We have digital microwave facilities serving the Kenai Peninsula communities. We maintain earth stations in Fairbanks (linked by digital microwave to the Fairbanks distribution center), Juneau (collocated with the Juneau distribution center), Anchorage (Benson earth station), and in Prudhoe Bay as fiber network restoration earth stations. Our Benson earth station also uplinks our statewide video service; such service is pre-empted when earth station capacity is needed to restore our fiber network between Anchorage and Prudhoe Bay.

In 2002, we constructed 6-meter earth stations at Unalakleet, Mountain Village, and Ft. Yukon. These stations were constructed to support Distance Learning and Telemedicine networks and primarily serve surrounding villages.

We use our DAMA facilities to serve 56 additional locations throughout Alaska. The digital DAMA system allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality. We obtained the necessary RCA and FCC approvals waiving current prohibitions against construction of competitive facilities in certain rural Alaska communities, allowing for deployment of DAMA technology in 56 sites in rural Alaska on a demonstration basis. In addition, over 90 Ku-band VSAT facilities, and 119 C-band facilities provide dedicated Internet access, Telehealth and private network services to rural public schools, hospitals, health clinics, and natural resource development industries throughout Alaska.

Our Anchorage, Fairbanks, and Juneau distribution centers contain electronic switches to route calls to and from local exchange companies and, in Seattle, to obtain access to WorldCom, Sprint and other carriers to distribute our southbound traffic to the remaining 49 states and international destinations. In Anchorage, a Lucent 5ESS digital host switch is connected by fiber to seven remote facilities that are co-located in the ILEC's switching centers, to provide both local and long distance service. Our extensive metropolitan area fiber network in Anchorage supports cable television, Internet and telephony services. The Anchorage, Fairbanks, and Juneau facilities also include digital access cross-connect systems, frame relay data switches, Internet platforms, and in Anchorage and Fairbanks, co-location facilities for interconnecting and hosting equipment for other carriers. We also maintain an operator and customer service center in Wasilla, Alaska.

In 2001 we constructed a new switching center in Fairbanks and installed a new Lucent Technologies switch to enable the provisioning of local telephony services in the Fairbanks market. The existing Fairbanks long distance toll switch was decommissioned in December 2001. Substantially all toll traffic originating in Fairbanks is now routed to Anchorage. The first ILEC collocation office was also constructed during 2001 to enable access to a portion of the Fairbanks ILEC UNE loop facilities. Fairbanks UNE loop provisioning began in early 2002. Construction of a second collocation office was completed in 2002.

We installed a new Lucent Technologies switch in our Juneau distribution center, also enabling local services to be launched in the Juneau market in 2002. This new switch also replaced the existing toll switch in Juneau, which we decommissioned in 2002. One collocation office and a second adjacent collocation facility were completed at two of the Juneau ILEC central offices. We placed these collocation facilities in service in 2002 enabling UNE loop access to a portion of the Juneau ILEC's loop facilities.

Our Alcatel DSC DEX switch in Seattle was also decommissioned in 2002 after its traffic was transitioned to our Lucent 5ESS switch in Seattle, which was placed into service in 2000.

Efforts continued in 2002 to decommission our digital operator platform. We expect to complete that work in early 2003 to enable its turndown and to migrate its operator traffic to our Anchorage Lucent 5ESS host digital switch.

We plan to install a second Lucent 5ESS in Anchorage in 2003 that will enable the turndown and decommissioning of our Anchorage Alcatel DSC DEX toll switch as early as the fourth quarter of 2003.

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

We employ satellite transmission for rural intrastate and interstate traffic and certain other major routes. We acquired satellite transponders on PanAmSat Corporation ("PanAmSat") Galaxy XR satellite in March 2000 to meet our long-term satellite capacity requirements. We further augmented capacity on Galaxy XR with the lease of a seventh C-band transponder in October, 2002.

As demand for redundant capacity on our network increases, we expect that we will need to further augment our facilities between Alaska and the Lower 48 states. We may lease or acquire capacity from others, or we may build another undersea fiber optic cable system. We completed design and sub sea survey efforts in 2002 for an additional undersea system as part of our planning process. Expenditures through the 2002 totaled $1.6 million and have been capitalized. We have not made a final decision as to whether we will construct additional capacity. Acquisition or construction of such additional capacity will be dependent upon our obtaining the necessary financing.

In 2000 we began deploying a new packet data satellite transmission technology for the efficient transport of broadband data in support of our rural health and SchoolAccess(TM) initiatives. We continued to deploy and upgrade this network during 2002 and expect to further expand and upgrade this network during 2003.

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

Customers
We had approximately 88,200, 87,900 and 88,600 active Alaska message telephone service subscribers at December 31, 2002, 2001 and 2000, respectively. Approximately 11,600, 12,200 and 12,200 of these were business and government users at December 31, 2002, 2001 and 2000, respectively, and the remainder were residential customers. Reductions in our business and government customer counts were primarily attributed to continuing competitive pressures in Anchorage and other markets we serve. Message telephone service revenues (excluding broadband, operator services and private line revenues) averaged approximately $11.6 million per month during 2002.

Equal access conversions have been completed in all communities we serve with owned facilities. We estimate that we carry over 45% of business and over 45% of residential traffic as a statewide average for both originating interstate and intrastate message telephone service traffic.

A summary of our switched message telephone service traffic (in minutes)
follows:
                                       Interstate Minutes
                             ---------------------------------------
                                                                                 Combined
                                                                                Interstate
                                                                      Inter-    and Inter-     Intra-
                                South-        North-       Calling   national    national      State         Total
For Quarter ended               bound (1)     bound         Card     Minutes     Minutes      Minutes       Minutes
----------------------------------------------------------------------------------------------------------------------
                                                              (Amounts in thousands)
 March 31, 2000                 143,659       69,678        2,847     1,577      217,761       37,414       255,175
 June 30, 2000                  149,095       67,754        2,616     1,610      221,075       38,546       259,621
 September 30, 2000             157,993       73,802        2,493     1,698      235,986       39,329       275,315
 December 31, 2000              129,091       76,202        2,467     1,429      209,189       35,729       244,918
                                -------      -------       ------     -----      -------      -------     ---------

     Total 2000                 579,838      287,436       10,423     6,314      884,011      151,018     1,035,029
                                =======      =======       ======     =====      =======      =======     =========

 March 31, 2001                 126,681       74,252        2,087     1,424      204,444       38,763       243,207
 June 30, 2001                  141,091       76,256        1,926     1,530      220,803       40,407       261,210
 September 30, 2001             160,600       87,230        1,961     1,634      251,425       39,355       290,780
 December 31, 2001              130,638       90,812        1,946     1,362      224,758       39,246       264,004
                                -------      -------       ------     -----      -------      -------     ---------

     Total 2001                 559,010      328,550        7,920     5,950      901,430      157,771     1,059,201
                                =======      =======       ======     =====      =======      =======     =========

 March 31, 2002                 133,455       91,061        1,683     1,413      227,612       40,781       268,393
 June 30, 2002                  144,143      105,001        1,582     1,462      252,188       44,528       296,716
 September 30, 2002             159,564       90,839        1,463     1,527      253,393       46,860       300,253
 December 31, 2002              138,735       78,483        1,341     1,506      220,065       43,595       263,660
                                -------      -------       ------     -----      -------      -------     ---------

     Total 2002                 575,897      365,384        6,069     5,908      953,258      175,764     1,129,022
                                =======      =======       ======     =====      =======      =======     =========

   --------------------------

   1 The 2000 Interstate Southbound minutes include traffic carried from Washington to Oregon by us on behalf of an OCC customer. The 2001 Interstate Southbound minutes include traffic that originates and terminates in Washington by us on behalf of an OCC customer.

   All minutes data were taken from our internal billing statistics reports.
   ---------------------------

We entered into a significant business relationship with MCI (now WorldCom) in 1993 that included the following agreements, among others.

   o We agreed to terminate all Alaska-bound MCI long-distance traffic and MCI agreed to terminate all of our long-distance traffic terminating in the Lower 49 states excluding Washington, Oregon and Hawaii.
   o The parties agreed to share some communications network resources and various marketing, engineering and operating resources. We also carry MCI's 800, 888, 877 and 866 traffic originating in Alaska and terminating in the Lower 49 states and handle traffic for MCI's calling card customers when they are in Alaska.

Concurrently with these agreements, MCI purchased approximately 31% (approximately 9.1% as of December 31, 2002) of GCI's Common Stock and presently one representative serves on the Board. In conjunction with the acquisition of certain cable television companies in 1996, MCI purchased an additional two million shares at a premium to the then current market price for $13 million or $6.50 per share. WorldCom sold 4.5 million shares of GCI Class A common stock in 2002.

Revenues attributed to WorldCom's message telephone traffic from these agreements (excluding private line and other revenues) in 2002, 2001 and 2000 totaled $54.7 million, $44.8 million, and $47.9 million, or 14.9%, 12.6%, and 16.4% of total revenues, respectively. The contract was amended in March 2001 extending its term five years to March 2006. The amendment reduces the rate to be charged by us for certain traffic over the extended term of the contract. On July 21, 2002 WorldCom and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court. See note 11 in the accompanying Notes to Consolidated Financial Statements for additional information.

In 1993 we entered into a long-term agreement with Sprint, pursuant to which we agreed to terminate all Alaska-bound Sprint long-distance traffic and Sprint agreed to handle substantially all of our international traffic. Services provided pursuant to the contract with Sprint resulted in message telephone service revenues (excluding private line and other revenues) in 2002, 2001 and 2000 of approximately $23.5 million, $29.7 million, and $20.1 million, or approximately 6.4%, 8.3%, and 6.9% of total revenues, respectively. The contract was amended in March 2002 extending its term five years to March 2007, with two one-year automatic extensions thereafter. The amendment reduces the rate to be charged by us for certain traffic over the extended term of the contract.

With the contracts and amendment described above, we believe that WorldCom, subject to reaffirmation of our contract through the bankruptcy process, and Sprint, our two largest customers, will continue to make use of our services during the extended term. WorldCom was a major customer of our long-distance services industry segment through 2002. Sprint met the threshold for classification as a major customer through 1998, and met the threshold again in 2001.

Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to our carrier customers by their customers. Pricing pressures, new program offerings, revised business plans, and market consolidation continue to evolve in the markets served by our carrier customers. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and we may have to reduce our pricing to respond to competitive pressures. We are unable to predict the effect of such changes on our business; however the loss of one or both of WorldCom or Sprint as customers, a material adverse change in our relationships with them or a material loss of or reduction in their long-distance customers would have a material adverse effect on our financial condition and results of operations.

We provide various services to BP Alaska, Wells Fargo Bank Alaska and Alyeska Pipeline Service Company. Although these customers do not meet the threshold for classification as major customers, we do derive significant revenues and gross profit from them. There are no other individual customers, the loss of which would have a material impact on our revenues or gross profit.

We provided private line and private network communication products and services, including SchoolAccess(TM) private line facilities, to approximately 363 commercial and government customers in 2002. These products and services generated approximately 9.8%, 9.7% and 9.9% of total revenues during the years ended December 31, 2002, 2001 and 2000, respectively.

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

ACS and other LECs have entered the interstate and international long-distance market, and pursuant to RCA authorization, entered the intrastate long-distance market. ACS and other LECs generally lease or buy long-haul capacity on long-distance carriers' facilities to provide their interstate and intrastate long-distance services.

Another carrier completed construction of fiber optic facilities connecting points in Alaska to the Lower 48 states in 1999. The additional fiber system provides direct competition to services we provide on our owned fiber optic facilities, however the fiber system provides an alternative routing path for us in case of a major fiber outage in our systems. This carrier filed for Chapter 11 bankruptcy in 2001 its assets were sold in 2002.

In the wireless communications services market, we expect our PCS business license in the future may be used to compete against the cellular subsidiaries of AT&T Wireless Services, Inc. ("AT&T Wireless") and ACS and resellers of those services in Anchorage and other markets. The wireless communications industry continues to experience significant consolidation. AT&T Wireless has acquired wireless companies and negotiated roaming arrangements that give it a national presence. Mergers and joint ventures in the industry have created large, well-capitalized competitors with substantial financial, technical, marketing and other resources. These competitors may be able to offer nationwide services and plans more quickly and more economically than we can, and obtain roaming rates that are more favorable than those that we obtain. We currently resell AT&T Wireless analog and digital cellular services and provide limited wireless local access services on our own facilities. AT&T Wireless has recently announced that it plans to exchange with Dobson Communications Corporation ("Dobson") its Anchorage wireless properties for properties currently owned by Dobson in California.

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

We expect competition to increase as new technologies, products and services continue to develop. We cannot predict which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services. Our ability to compete successfully will depend on marketing and on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, economic conditions, market and competitor consolidation, and pricing strategies by competitors. To the extent we do not keep pace with technological advances or fail to timely respond to changes in competitive factors in our industry and in our markets we could lose market share or experience a decline in our revenue and net income. Competitive conditions create a risk of market share loss and the risk that customers shift to less profitable lower margin services. Competitive pressures also create challenges to our ability to grow new businesses or introduce new services successfully and execute on our business plan. Each of our business segments also faces the risk of potential price cuts by our competitors that could materially adversely affect our market share and gross margins.

Cable Services
Industry
The programmed video services industry includes traditional broadcast television, cable television, DBS systems, private cable operators, LEC entry, broadband service providers, wireless cable, open video systems, home video sales and rentals, Internet video, and electric and gas utilities. Cable television providers have added non-broadcast programming, utilized improved technology to increase channel capacity and expanded service markets to include more densely populated areas and those communities in which off-air reception is not problematic. Broadcast television stations including network affiliates and independent stations generally serve the urban centers. One or more local television stations may serve smaller communities. Rural communities may not receive local broadcasting or have cable systems but may receive direct broadcast programming via a satellite dish.

Advancements in technology, facility upgrades and plant expansions to enable migration to digital programming are expected to continue to have a significant impact on cable services in the future. We expect that changing federal, state and local regulations, intense competition, and developing technologies and standards will continue to challenge the industry.

The FCC has reported that although competitive alternatives continue to develop, cable television still is the dominant technology for the delivery of video programming to consumers in the MVPD marketplace. As of June 2002, 76.5 percent of MVPD subscribers received their video programming from a franchised cable operator, compared to 78 percent a year earlier. The total number of subscribers to both cable and non-cable MVPDs continues to increase. A total of 89.9 million households subscribe to multichannel video programming services as of June 2002, an increase of 1.8 percent over the 88.3 million households subscribing to MVPDs in June 2001. This subscriber growth accompanied a 1.2 percentage point decrease in MVPDs' penetration of television households to 85.3 percent as of June 2002.

The FCC reports that the number of cable subscribers grew to almost 68.8 million as of June 2002, up approximately 0.4 percent from 68.6 million cable subscribers as of June 2001. The total number of non-cable MVPD subscribers grew from 19.3 million as of June 2001 to 21.1 million as of June 2002, an increase of more than nine percent. This subscriber growth accompanied a 1.2% decrease in MVPDs' penetration of television households to 85.3% as of June 2002, indicating that television households are increasing at a faster rate than MVPD subscriber growth. Although industry data reflect continued growth through June 2002, the FCC reports that a number of major cable system operators have experienced significant subscriber losses during this period and calendar year 2002 may be the first year in which the industry as a whole has had a net loss of subscribers.

The FCC further reports that DBS subscribership has grown significantly and represented 20.3 percent of all MVPD subscribers as of June 2002. Between June 2001 and June 2002, the number of DBS subscribers grew from approximately 16 million households to approximately 18 million households, which is significantly higher than the cable subscriber growth rate. The growth of DBS is still, in part, attributable to the authority granted to DBS operators to distribute local broadcast television stations in their local markets by the Satellite Home Viewer Improvement Act of 1999 ("SHVIA"). Continued DBS subscriber growth is expected as local programming is offered in more markets. See Part I, Item 1. Business, Regulation, Franchise Authorizations and Tariffs - Cable Services for more information.

According to the Bureau of Labor Statistics, cable prices rose 6.3 percent compared to a 1.1 percent increase in the Consumer Price Index between June 2001 and June 2002. The FCC reports that concurrently with these rate increases, the number of video and non-video services offered increased, and programming costs increased.

As a converged platform, cable is a viable competitive alternative outside its traditional video space, not only in the broadband space as a competitor with technology such as DSL, but also in traditional telephony services. These developments continue to move forward and will be enhanced as voice becomes another application that is carried on data centric networks.

The most significant convergence of service offerings over cable plant continues to be the pairing of Internet service with other service offerings. Cable operators continue to build-out the broadband infrastructure that permits them to offer high-speed Internet access. The most popular way to access the Internet over cable is still through the use of a cable modem and personal computer, though a small number of users continue to access the Internet through their television and a specially designed set-top box, rather than a personal computer. Virtually all of the major multiple system operators offer Internet access via cable modems in portions of their service areas. Like cable, the DBS industry is developing ways to bring advanced services to their customers. Many MMDS and private cable operators also offer Internet access services. In addition, broadband services providers continue to build advanced systems specifically to offer a bundle of services, including video, voice, and high-speed Internet access. We currently offer high-speed cable modem access in Anchorage, Bethel, Cordova, Juneau, Eielson Air Force Base, Elmendorf Air Force Base, Fairbanks, Fort Richardson, Fort Wainwright, Homer, Kenai, Kodiak, Nome, North Pole, Palmer, Petersburg, Seward, Sitka, Soldotna, Wasilla, Wrangell, and Valdez.

The cable industry has expanded its competitive offerings to include business and residential telephone services delivered over its fiber optic infrastructure. Cable-delivered telephone service is a natural extension of a network already capable of delivering digital and broadband services and products. Once upgraded to a two-way capability, a cable system can offer telephone service over the same cable line that already carries digital video, high speed Internet, and other advanced services to consumers. The FCC reports that several cable multiple system operators continue to offer telephone service. Cable operators are beginning to deploy Internet Protocol ("IP") telephony in addition to circuit-switched telephony offerings. Cable operators such as Cox and AT&T continue to deploy circuit-switched cable telephony. Circuit-switched service requires large capital expenditures for switching equipment in addition to facility upgrades. Others, like Cablevision and Comcast, continue to offer cable telephony where it has already been deployed, but generally are waiting for IP technology to become widely available before accelerating their rollout of telephone service. AT&T, AOL Time Warner, Comcast, Cox, and Charter are currently offering or continuing to test IP telephony products. Voice over IP is more modular and does not require the large upfront cost needed to deploy circuit-switched service. Voice over IP utilizes the data path already built, and is expected to allow for easy software changes and additions to service packages including innovative combinations of voice, data, and fax services.

The National Cable and Telecommunications Association ("NCTA") reports that cable-delivered residential telephone service subscribers totaled an estimated
2.5 million through December 2002, with analysts projecting 15.4 million subscribers in 2005.

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

The FCC reports that consolidation within the cable industry continues as cable operators acquire and trade systems. Excluding mergers which involve the transfer and exchange of systems, twelve system transactions occurred during the first six months of 2002 affecting over 388,000 subscribers. The average dollar value per subscriber totaled $2,196 as compared to $4,872 per subscriber for the 36 transactions that occurred in 2001, affecting over 17.9 million subscribers. The ten largest operators served approximately 85 percent of all U.S. cable subscribers. In terms of one traditional economic measure, national concentration among the top MVPDs has decreased since last year as the largest MSOs continue to become more equal in size, and it remains below the levels reported in earlier years. DBS operators DirecTV and EchoStar rank among the five largest MVPDs in terms of nationwide subscribership along with three cable multiple system operators. As of June 2002, more than 52 million of the nation's cable subscribers were served by systems that are included in regional clusters.

The FCC reported that estimated 2002 total cable industry revenue reached $49.4 billion, an estimated 12.3% increase over 2001, and that revenue per subscriber per year reached approximately $716, an increase of 11.7% over 2001. Revenue growth in 2002 occurred primarily in the high speed Internet access, cable telephony and interactive services category (97.6% increase), the advanced analog and digital tier category (42.9% increase), and the pay-per-view category (15.1% increase). Revenues in the premium pay tiers category decreased 1.5%.

The escalation of programming costs continues to adversely impact the economics of cable operators. Programming costs are reported to be the largest cost item for major system operators, and the fastest growing operating cost item for most. Operators face constant pressure to keep rate increases at a minimum. Over the past several years, operators have averaged annual rate increases in the 5% range; with escalating programming costs the most often cited principal cause. While many public-interest groups and press reports note that cable rates have increased at factors in excess of the general rate of inflation, cable rates are reported to have lagged national inflation on a per channel basis.

The FCC reports that basic cable penetration as compared to homes passed was 66.9% at June 2002. Our overall penetration of homes passed was 62.2% at December 31, 2002 with individual systems ranging from 51.2% to 92.4%.

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

See Part I, Item I, Business, Regulation, Franchise Authorizations and Tariffs - Cable Service for more information.

General
We are the largest operator of cable systems in Alaska, serving approximately 136,100 residential, commercial and government basic subscribers. Our cable television systems serve 33 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks, and Juneau. Our statewide cable systems consist of approximately 2,230 miles of installed cable plant having 330 to 550 MHz of channel capacity.

Products
Programming services offered to our cable television systems subscribers differ by system (all information as of December 31, 2002).

Anchorage system. The Anchorage system, which is located in the urban center for Alaska, is fully addressable and offers a basic analog service that includes 18 channels and 2 additional analog tiers offering 33 and 6 channels. This system also carries digital service, offering enhanced picture and audio quality, over 20 digital special interest channels, 45 channels of digital music, and over 50 channels of premium and pay-per-view products. Pay TV services are available either individually or as part of a value package. Commercial subscribers such as hospitals, hotels and motels are charged negotiated monthly service fees. Apartment and other multi-unit dwelling complexes receive basic service at a negotiated bulk rate.

Fairbanks, Juneau, Kenai, and Soldotna systems. These systems offer a basic analog service with 12 to 18 channels and an additional analog tier with 34 to 42 channels. These systems also carry digital service, offering enhanced picture and audio quality, over 18 special interest channels, 45 channels of digital music, and over 40 channels of premium and pay-per-view products.

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

Facilities
Our cable television businesses are located in Anchorage, Palmer, Wasilla, Bethel, Chugiak, Cordova, Douglas, Eagle River, Eielson AFB, Elmendorf AFB, Fairbanks, Fort Greely, Fort Richardson, Fort Wainwright, Homer, Juneau, Kachemak, Kenai, Ketchikan, Kodiak, Kodiak Coast Guard Air Station, Kotzebue, Mount Edgecombe, Nome, North Pole, Palmer, Petersburg, Peters Creek, Saxman, Seward, Sitka, Soldotna, Ward Cove, Wasilla, and Wrangell Alaska. Our facilities include cable plant and head-end distribution equipment. Certain of our head-end distribution centers are co-located with customer service, sales and administrative offices.

Customers
Our cable systems passed approximately 197,000, 192,000 and 177,000 homes at December 31, 2002, 2001 and 2000, respectively, and served approximately 136,100, 132,000 and 120,400 basic subscribers at December 31, 2002, 2001 and
2000, respectively. Revenues derived from cable television services totaled $88.7 million, $76.6 million and $67.9 million in 2002, 2001 and 2000, respectively.

Competition
The 1996 Telecom Act removed barriers to telephone company or LEC entry into the video marketplace to facilitate competition between incumbent cable operators and telephone companies. At the time of the 1996 Telecom Act, it was expected that LECs would compete in the video delivery market and that cable operators would provide local telephone exchange service. The FCC reports that the four largest ILECs have largely exited the video business. A few smaller LECs continue to offer, or are preparing to offer, MVPD service over existing telephone lines.

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

We believe our greatest source of competition comes from the DBS industry. Two major companies, DirecTV and Echostar are currently offering nationwide high-power DBS services. Due to the existing structure of satellite orbital slots, satellite transmission power and lack of local signals, competition from DBS providers has been limited.

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

We expect the potential launch of new satellites, the addition of local stations, and the changing nature of technology and of the DBS business will result in greater satellite coverage and competition in Alaska.

Several other cable operators provide cable service in Alaska. All of these companies are relatively small, with the largest having fewer than 1,500 subscribers. The extent to which our cable television systems are competitive depends, in part, upon our ability to provide quality programming and other services at competitive prices.

Competitive forces will be counteracted by offering expanded programming through digital services and by providing high-speed data services. By December 31, 2003, system upgrades will be completed to make systems reverse activated, thus creating the necessary infrastructure to offer cable modem service to 99.5% of our homes passed. Over the succeeding two years, we expect to establish a digital platform in the majority of our systems. These plant upgrades combined with local broadcast programming are expected to provide an attractive product in comparison to competitive offerings. In 2002, seven-year retransmission agreements were signed with Anchorage broadcasters. These agreements provide for the uplink/downlink of their signals into all our systems, assuring local programming is available for the foreseeable future.

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

Local Access Services
Industry
The FCC reported that end-user customers obtained local service by means of 167 million ILEC switched access lines, 22 million CLEC switched access lines, and 129 million mobile wireless telephone service subscriptions. Total CLEC switched access lines increased by 10% during the first half of 2002, from 19.7 million to 21.6 million lines.

The FCC reported that CLECs provided 11.4% of the approximately 189 million nationwide switched-access lines in service at the end of June 2002, compared to 9.0% at the end of June 2001. The FCC further reported that slightly over half of reported CLEC switched access lines serve residential and small business customers, compared to over three-quarters of ILEC lines. CLECs reported 7.8% of total residential and small business switched access lines, compared to 5.5% a year earlier.

During the first half of 2002, the FCC reported that cable telephony lines increased by 16% to 2.6 million lines, from 2.2 million lines at the end of June 2001. The 2.6 million reported cable-telephony lines constituted about 12% of switched access lines provided by CLECs and about 1% of total switched access lines. CLECs reported providing about 21% (a decline from 43% in December 1999) of their switched access lines by reselling the services of other carriers and about 50% (an increase from 24% in December 1999) by means of UNE loops leased from other carriers. The remainder of CLEC lines was provided over local loop facilities owned by the CLECs.

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

Cable telephony deployments in the US continue to expand using proprietary, circuit switched technology. The standardized, packet (IP) technology made significant progress in 2002, however, significant deployments have not yet occurred. In 2002, more hardware became available that is DOCSIS 1.1 qualified, which provides quality of service necessary for voice services. We continue to prepare for deployment of a cable telephony solution that meets our needs and the needs of our customers.

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

The telecommunications industry has been weighed down by regulatory uncertainty as a result of successive court reversals of the FCC's core local competition rules. These court actions have left providers with little guidance about the network elements that will be available at regulated cost-based rates and have put at risk some current business plans that were developed around the challenged rules. The Supreme Court of the United States, on May 13, 2002, upheld the FCC's rules, including the important pricing rules, in its Verizon Communications Inc. et al. v. Federal Communications Commission, decision.

General
Our local access services segment entered the local services market in Anchorage in 1997, providing services to residential, commercial, and government users. We can access approximately 92% of Anchorage area local loops from our collocated remote facilities and DLC installations. We can access approximately 71% of Fairbanks area and 48% of Juneau area local loops from our collocated remote facilities and DLC installations.

Products
Our collocated remote facilities access the ILEC's unbundled network element loops, allowing us to offer full featured, switched-based local service products to both residential and commercial customers. In areas where we do not have access to ILEC loop facilities, we offer service using total service resale of the ILEC's local service in Anchorage, and either total service resale or UNE platform in Fairbanks and Juneau.

Our package offerings are competitively priced and include popular features, such as the following.

           o   Enhanced call waiting           o   Caller ID
           o   Caller ID on call waiting       o   Free caller ID box
           o   Anonymous call rejection        o   Call forwarding
           o   Call forward busy               o   Call forward no answer
           o   Enhanced call waiting           o   Fixed call forwarding
           o   Follow me call                  o   Intercom service forwarding
           o   Multi-distinctive ring          o   Per line blocking
           o   Selective call forwarding       o   Selective call acceptance
           o   Selective call rejection        o   Selective distinctive alert
           o   Speed calling                   o   Three way calling
           o   Voice mail                      o   Inside wire repair plan
           o   Non-listed number               o   Non-published number

Facilities
In Anchorage we utilize a centrally located Lucent Technologies 5ESS host switching system, have collocated six remote facilities adjacent to or within the ILEC's local switching offices to access unbundled loop network elements, and have installed a DLC system adjacent to a smaller, seventh ILEC wire center for access to unbundled loop network elements. Remote and DLC facilities are interconnected to the host switch via our diversely routed fiber optic links. Additionally, we provided our own facilities-based services to many of

Anchorage's larger business customers through further expansion and deployment of SONET fiber transmission facilities, DLC facilities, and leased HDSL and T-1 facilities.

In Fairbanks and Juneau we employ Lucent Technologies Distinctive Remote Module switching systems (5ESS) and have collocated DLC systems adjacent to the ILEC's local switching office and within the ILEC's wire center to access unbundled loop network elements.

Customers
We had approximately 96,100, 79,200 and 62,100 local lines in service from Anchorage, Fairbanks, and Juneau, Alaska subscribers at December 31, 2002, 2001 and 2000, respectively. We began providing local access services in Fairbanks in 2001 and in Juneau in 2002. The 2002 line count consists of approximately 52,700 residential access lines and 43,400 business access lines, including 7,900 Internet service provider access lines. We ended 2002 with market share gains in all market segments.

Revenues derived from local access services in 2002, 2001 and 2000 totaled $32.1 million, $25.2 million and $20.2 million, respectively, representing approximately 8.7%, 7.1% and 6.9% of our total revenues in 2002, 2001 and 2000, respectively.

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

The RCA reports that there are 22 ILECs and five CLECs certified to operate in the state of Alaska. We compete against ACS, the ILEC in Anchorage, Juneau and Fairbanks. We also compete against AT&T in the Anchorage service area. AT&T offers local exchange service only to residential customers through total service resale.

The RCA has issued an order terminating rural exemptions for the ILECs operating in the Fairbanks and Juneau markets and the markets served by ACS of the Northland, Inc., in Nenana, Ft. Greely, North Pole, Delta Junction, Kenai, Soldotna, Ninilchik, Homer, Seldovia and Kodiak, Alaska . ACS has appealed these decisions. The appeal has been argued before the Alaska Supreme court and a decision is pending. As described above, GCI has entered the Fairbanks and Juneau markets. GCI also filed a bona fide request with ACS of the Northland, Inc, in 2001 to negotiate rates and services in order to provide competitive local access services in its markets. The RCA approved an integrated Interconnection Agreement with ACS of the Northland, Inc. on January 31, 2003. GCI can now apply for an amendment to our certificate and the RCA must approve such amendment before we can begin to provide local access services in these additional service areas. We may file bona fide requests for interconnection and applications with regulatory agencies to provide local telephone service in other markets and in other locations in the future where we would face other competitors. You should see Part I, Item 1.

Regulation, Franchise Authorizations and Tariffs - Telecommunications Operations
- Rural Exemption for more information.

We expect further competition in the Anchorage, Fairbanks and Juneau marketplaces, as DSLnet has received certification for various markets. The Company expects competition in business customer telephone access, Internet access, DSL and private line markets.

We continue to offer local exchange services to substantially all consumers in the Anchorage, Juneau and Fairbanks service areas, primarily through our own facilities and unbundled local loops leased from ACS.

Our local services sales efforts continue to focus on increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sale opportunities. We sell our local services through telemarketing, direct mail advertising, up selling by our customer contact personnel, and door-to-door selling.

You should see Part I, Item 1. Business, Regulation, Franchise Authorizations and Tariffs - Telecommunications Operations for more information.

Internet Services
Industry
Dial-up Internet service continues to be the most widely used method to access the Internet. As of July 2001, the FCC reported that 58% of the U.S. population had Internet access at home. As of year-end 2002, an estimated 75% of all Internet households were accessing the Internet using dial-up modems. Industry analysts project that telephone dial-up will remain the principal means of accessing the Internet until about 2006, when it is expected that 47% of Internet households will use dial-up access, with the remaining 53% accessing the Internet through broadband facilities, principally through the use of cable modems.

The Internet continues to expand at a significant rate. The Internet Software Consortium reports that approximately 171.6 million web sites were hosted at the end of January 2003, an increase of 16.5% from 147.3 million at the end of January 2002. The FCC reported that high-speed lines (those that provide services at speeds exceeding 200 kbps in at least one direction) connecting homes and businesses to the Internet increased by 27% during the first half of 2002, from 12.8 million to 16.2 million lines, compared to a 33% increase, from
9.6 million to 12.8 million lines, during the second half of 2001. 14.0 million of the 16.2 million total lines served residential and small business subscribers, a 27% increase from the 11.0 million lines reported six months earlier.

The FCC further reported that of the 16.2 million high-speed lines, 10.4 million provided advanced services, i.e., services at speeds exceeding 200 kbps in both directions. Advanced services lines increased 41%, from 7.4 million to 10.4 million lines, during the first half of 2002. Approximately 8.7 million of the
10.4 million advanced services lines served residential and small business subscribers.

DSL is the most significant broadband competitor to cable modem service, with an estimated 6.7 million subscribers through December 2002. Industry analysts report that cable modem subscribers totaled an estimated 11.7 million through December 2002, an increase of 216% as compared to 3.7 million in 2000. Satellite technologies currently have less than one percent of the market and are not expected to appreciably increase market share over the next several years. The FCC reported that high-speed asymmetric DSL lines in service increased by 29% during the first half of 2002, from 3.9 million to 5.1 million lines, compared to a 47% increase, from nearly 2.7 million to 3.9 million lines, during the preceding six months. High-speed service using cable modems increased by 30% during the first six months of 2002, from 7.1 million to 9.2 million lines. By comparison, cable modem service increased by 36%, from nearly 5.2 million to 7.1 million lines, during the second half of 2001.

Cable modem Internet access has recently been able to maintain and widen its lead over DSL as the primary means of accessing the Internet in the United States over broadband networks. Industry analysts believe that a cable network upgrade is more efficient than is a DSL network upgrade, largely because of the individual local loops that must be provisioned for DSL, with central office proximity a severe mitigating factor. In contrast, cable networks are upgraded into smaller discrete nodes. Less costly and more efficient upgrades required for cable modem usage lead to greater scalability. Analysts believe that cable operators have more incentive to upgrade networks and have potentially higher returns due to the potential for new sources of revenue from digital cable, telephony and other products that are made possible from such upgrades.

Industry analysts estimate that cable modems and DSL combined account for 95 percent of all business broadband connections in the United States. Their research suggests that United States businesses are likely to continue to adopt cable or DSL in the future and that total subscription may rise from more than
4.8 million business subscribers in 2001 to 15 million in 2006. In 2001, approximately 71 percent of business broadband subscribers were at-home workers. Analysts predict that at-home workers will continue to account for a significant portion of business subscribers, particularly in the case of cable modems, where availability is greater in residential areas.

Industry analysts believe that broadband deployment will bring valuable new services to consumers, stimulate economic activity, improve national productivity, and advance many other objectives, such as improving education, and advancing economic opportunities. With an estimated 75 million cable households in the United States and an estimated 50 million of those owning a computer, broadband cable Internet access growth is expected to continue as new advanced services are deployed.

General
Our Internet services division entered the Internet services market in 1998, providing retail services to residential, commercial, and government users and providing wholesale carrier services to other ISPs. We were the first provider in Anchorage to offer commercially available DSL products.

Products
We primarily offer three types of Internet access for residential use: dial-up, fixed wireless and high-speed cable modem Internet access. Our residential high-speed cable modem Internet service offers up to 2.4 Mbps access speeds as compared with up to 56 kbps access through standard copper wire dial-up modem access. Our fixed wireless offers low speed 64 kbps and higher speed 256 kbps versions. We provide 24-hour customer service and technical support via telephone or online. The entry-level cable modem service also offers free data transfer up to five gigabytes per month and can be connected 24-hours-a-day, 365-days-a-year, allowing for real-time information and e-mail access. Cable modems use our coaxial cable plant that provides cable television service, instead of the traditional ILEC copper wire. Coaxial cable has a much greater carrying capacity than telephone wire and can be used to simultaneously deliver both cable television (analog or digital) and Internet access services.

At the end of 2002 we launched a plan to increase the speed of our entry level cable modem level service from 256 kbps to 384 kbps for new and current customers. The project was completed in January 2003. We also adjusted the speed including data transfer for all of our cable modem packages to meet the demand for higher speed access. Additional cable modem service packages tailored to both heavy residential and commercial Internet users are also available.

We currently offer several Internet service packages for commercial use: dial-up access, DSL, T1 and fractional T1 leased line, frame relay, multi-megabit and high-speed cable modem Internet access. Our business high-speed cable modem Internet service offers access speeds ranging from 384 kbps to 2.4 Mbps, free monthly data transfers of up to 30 gigabytes and free 24-hour customer service and technical support. Our DSL offering can support speeds of up to 768 kbps over the same copper line used for phone service. Business services also include a personalized web page, domain name services, and e-mail addressing.

We also provide dedicated access Internet service to commercial and public organizations in Alaska. We offer a premium service and currently support many of the largest organizations in the state such as the Conoco Phillips Alaska and the Anchorage School District. We have hundreds of other enterprise customers, both large and small, using this service.

Bandwidth is made available to our Internet segment through our Alaska United undersea fiber cable and our Galaxy XR transponders as previously described. Our Internet offerings are coupled with our long-distance and local services offerings and provide free basic Internet services if certain long-distance plans are selected. Value-added Internet features are available for additional charges.

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

Facilities
The Internet is an interconnected global public computer network of tens of thousands of packet-switched networks using the Internet protocol. The Internet is effectively a network of networks routing data throughout the world. We provide access to the Internet using a platform that includes many of the latest advancements in technology. The physical platform is concentrated in Anchorage and is extended into many remote areas of the state. Our Internet platform includes:

   o Circuits connecting our Anchorage facilities to multiple Internet access points in Seattle through multiple, diversely routed networks.
   o Multiple routers on each end of the circuits to control the flow of data and to provide resiliency.
   o Our Anchorage facility consists of routers, a bank of servers that perform support and application functions, database servers providing authentication and user demographic data, layer 2 gigabit switch fabrics for intercommunications and broadband services (cable modem and DSL), and access servers for dial-in users.
   o SchoolAccess(TM) Internet service delivery to over 195 schools in rural Alaska and 25 schools in Montana, New Mexico and Arizona is accomplished by three variations on primary delivery systems:
   o In communities where we have terrestrial interconnects or provide existing service over regional earth stations, we have configured intermediate distribution facilities. Schools that are within these service boundaries are connected locally to one of those facilities.
   o In communities where we have extended telecommunications services via our DAMA earth station program, SchoolAccess(TM) is provided via a satellite circuit to an intermediate distribution facility at the Eagle River Earth Station.
   o In communities or remote locations where we have not extended telecommunications services, SchoolAccess(TM) is provided via a dedicated (usually on premise) DAMA VSAT satellite station. The DAMA connects to an intermediate distribution facility located in Anchorage.

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

Customers
We had approximately 71,700, 69,900 and 62,500 active residential and commercial dial-up Internet subscribers at December 31, 2002, 2001 and 2000, respectively. We had approximately 36,200, 26,500 and 16,100 active residential and commercial cable modem Internet subscribers at December 31, 2002, 2001 and 2000, respectively. Revenues derived from Internet services totaled $15.6 million, $12.0 million and $8.4 million, in 2002, 2001 and 2000, respectively, representing approximately 4.2%, 3.4% and 2.9% of our total revenues in 2002, 2001 and 2000, respectively.

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

Competition
The Internet industry is highly competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, service packages, the types of services offered, the technologies used, customer service, billing services, perceived quality, reliability and availability. As of December 31, 2002, we competed with more than seven Alaska based Internet providers, and competed with other domestic, non-Alaska based providers that provide national service coverage. Several of the providers have substantially greater financial, technical and marketing resources than we do.

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

In the course of operating the cable television and telecommunications systems, we have used various materials defined as hazardous by applicable governmental regulations. These materials have been used for insect repellent, locate paint and pole treatment, and as heating fuel, transformer oil, cable cleaner, batteries, diesel fuel, and in various other ways in the operation of those systems. We do not believe that these materials, when used in accordance with manufacturer instructions, pose an unreasonable hazard to those who use them or to the environment.

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

Application for transfer of control of two certificates of public convenience and necessity associated with the acquired GC Cablevision, Inc. assets and the Rogers American Cablesystems, Inc. ("Rogers") cable companies were approved in RCA orders in 2001. The certificates were transferred to us following closing of the transactions.

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

Every two years, the FCC is required (1) to review its rules governing telecommunications service providers and broadcast ownership, (2) to determine whether economic competition has made those rules unnecessary in the public interest, and (3) to modify or repeal any such regulations. On September 18, 2000, the FCC issued its Staff Report summarizing extensive review of the rules and recommending that no further changes in the broadcast and crossownership rules were warranted at that time. On December 29, 2000, the FCC adopted its 1998 Biennial Review Regulatory Report and left ownership rules unchanged. This report stated that the FCC would institute a proceeding on modification of the newspaper/broadcast crossownership rule. That occurred on September 13, 2001, in a Notice of Proposed Rulemaking to consider the rule's fate. The next Biennial Review began in 2001. Before taking action on this proceeding, however, the FCC released a notice of proposed rulemaking on September 23, 2002, to conduct a comprehensive Biennial Review of the FCC's media ownership policies (the "third Biennial Review"). The 2001 Biennial Review was consolidated with the third Biennial Review. In connection with the third Biennial Review, the FCC also commissioned and released a series of empirical studies examining the current media marketplace. Comments were filed on January 2, 2003, and replies were filed on February 3, 2003.

Telecommunications Operations
General. We are subject to regulation by the FCC and by the RCA as a non-dominant provider of long-distance services. We file tariffs with the FCC for interstate access and operator services, and limited international long-distance services, subject to the FCC's mandatory detariffing policies, and with the RCA for intrastate service. Such tariffs routinely become effective without intervention by the FCC, RCA or other third parties since we are a non-dominant carrier. Military franchise requirements also affect our ability to provide telecommunications and cable television services to military bases.

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

We received approval from the RCA in February 1997 permitting us to provide local access services throughout ACS's existing Anchorage service area, and in July 1999 permitting us to provide local access services in ACS's existing service areas in Fairbanks, Juneau, Ft. Wainwright and Eielson Air Force Base service areas. We filed a bona fide request with the ILEC, ACS of the Northland, Inc., in 2001 to negotiate rates and services in order to provide competitive local access services in Nenana, Ft. Greely, North Pole, Delta Junction, Kenai, Soldotna, Ninilchik, Homer, Seldovia and Kodiak, Alaska. The request has been negotiated in part, and arbitrated in part before the RCA under the terms of the 1996 Telecom Act and an integrated Interconnection Agreement has been approved. GCI can now apply for an amendment to our certificate and the RCA must approve such amendment before we can begin to provide local access services in these additional service areas.

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

The FCC's Wireline Competition Bureau (previously known as the Common Carrier Bureau) has focused in recent years on adopting market-opening and universal service rules for the local exchange and long distance markets to provide meaningful opportunities for competition. The Wireline Competition Bureau has also focused on review of applications by BOCs to provide long distance service as well as review of telecommunications company mergers. In addition, they continue to consider regulatory reforms that could occur as competition in the provision of telecommunications services develops.

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

The 1996 Telecom Act requires the FCC to establish rules and regulations to implement its local competition provisions. In August 1996, the FCC issued rules governing interconnection, resale, unbundled network elements, the pricing of those facilities and services, and the negotiation and arbitration procedures that would be utilized by states to implement those requirements. These rules rely on state public utilities commissions to develop the specific rates and procedures applicable to particular states within the framework prescribed by the FCC. These rules were vacated in part by a July 1997 ruling of the United States Court of Appeals for the Eighth Circuit. On January 25, 1999, the United States Supreme Court issued an opinion upholding the authority of the FCC to establish rules, including pricing rules, to implement statutory provisions governing both interstate and intrastate services under the 1996 Telecom Act and remanded the proceeding back to the Eighth Circuit for further proceedings. The Supreme Court also upheld rules allowing carriers to select provisions from among different interconnection agreements approved by state commissions for the carriers' own agreements and a rule allowing carriers to obtain combinations of unbundled network elements. On remand, the Eighth Circuit overturned various interconnection and pricing portions of the FCC regulations under the 1996 Telecom Act, but stayed the application of its pricing decision pending review by the Supreme Court of the United States. On May 13, 2002, the Supreme Court issued an opinion upholding the FCC's pricing methodology and the requirement for ILECs to combine elements of their networks at the request of CLECs who cannot combine the elements themselves.

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

A number of LECs, long-distance companies and others have appealed some or all of the FCC's orders. The effective date of the orders generally has not been delayed, but appeals can be expected to take a year or more to conclude. Some BOCs have also challenged the 1996 Telecom Act restrictions on their entry into long distance markets as unconstitutional. We are unable to predict the outcome of such rulemakings or litigation or the effect (financial or otherwise) of the 1996 Telecom Act and the rulemakings on us. The BOCs continue to challenge the substance of the FCC rules, arguing that the rules do not allow them to fully recover the money they spent building their networks.

Critics are becoming increasingly vocal asking Congress to modify if not altogether rework the 1996 Telecom Act, citing a lack of competition in the local phone and broadband sectors. There is a lack of consensus on what changes are needed, however, or who is to blame for the Act's perceived failures. The strongest momentum appears to be in support of loosening regulations on ILECs so they can better compete in broadband, a move CLECs say could diminish local phone competition.

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

On July 1, 1999, the APUC ruled that the rural exemptions from local competition for the ILECs operating in Juneau, Fairbanks and North Pole would not be continued, which allowed us to negotiate for unbundled elements for the provision of competitive local service. ACS requested reconsideration of this decision and on October 11, 1999, the RCA issued an order terminating rural exemptions for the ILECs operating in the Fairbanks and Juneau markets. ACS has appealed these decisions. The appeal presently is before the Alaska Supreme Court.

On February 11, 2003, the Alaska Supreme Court heard oral argument. One of the principal issues in dispute concerns the assignment of the burden of proof. In accordance with instructions from the Alaska Superior Court, the APUC assigned the burden to ACS at the remand proceeding. At the oral argument, several Justices expressed concern with the assignment of the burden. At this time, we cannot reasonably predict what the outcome of the case will be or even what relief the Court might order if it were to find that the burden of proof was improperly assigned to ACS. An adverse decision from the Court, however, has the potential to disrupt our ability to provide service to our Fairbanks and Juneau customers over our facilities. We expect a decision from the Court within six months from the date of oral argument. In the end, we are confident that competition will be allowed to continue in Juneau and Fairbanks.

On the basis of the rural exemption decision, we have arbitrated interconnection agreements with ACS for unbundled network elements for the provisioning of competitive local assess services in Juneau and Fairbanks. The RCA approved these interconnection agreements in October 2000. ACS has sought judicial review of these decisions.

Internet Service Providers Regulated as Telecommunications Carriers. The FCC affirmed in a report adopted on April 10, 1998, that Internet service providers would not be subject to regulation as telecommunications carriers under the 1996 Telecom Act. They thus will not be subject to universal service subsidies and other regulations. Further, in August 1998, the FCC proposed new rules that would allow ILECs to provide their own DSL services through separate affiliates that are not subject to ILEC regulation. On November 18, 1999, the FCC decided to require ILECs to share telephone lines with DSL providers, an action that may foster competition by allowing competitors to offer DSL services without their customers having to lease a second telephone line. In a public meeting on February 20, 2003, the FCC indicated that it was eliminating the line sharing requirement by majority vote; however, the text of that decision has not been issued, so it is not possible to determine the scope of the decision at this time. We do not rely on line sharing in the provision of any of our services.

Access Fees. The FCC regulates the fees that local telephone companies charge long distance companies for access to their local networks. In 2001, the FCC adopted a plan to restructure access charges for rate-of-return regulated carriers, which has the effect of shifting certain charges from IXCs to end users. The FCC is continuing to monitor the access charge regime and could consider other proposals that would restructure and could reduce access charges. Changes in the access charge structure could fundamentally change the economics of some aspects of our business.

Access to Unbundled Network Elements. The Supreme Court vacated an FCC rule setting forth the specific unbundled network elements that ILECs must make available, finding that the FCC had failed to apply the appropriate statutory standard. On November 5, 1999, the FCC responded to the Court's decision by issuing a decision that maintains competitors' access to a wide variety of unbundled network elements (the "UNE Remand Order"). Six of the seven unbundled elements the FCC had originally required carriers to provide in its 1996 order implementing the 1996 Telecom Act remain available to competitors. These elements are loops, including loops used to provide high-capacity and advanced telecommunications services; network interface devices; local circuit switching, subject to restrictions in major urban markets; dedicated and shared transport; signaling and call-related databases; and operations support systems. The FCC removed access to operator and directory assistance service from the list of available unbundled network elements. In addition, the FCC added to its list certain unbundled network elements that were not at issue in 1996. These elements include subloops, or portions of loops, and dark fiber loops and transport. The FCC later required ILECs to unbundle facilities used to provide DSL service. The FCC did not decide, but sought additional information on, the question of whether carriers may combine certain unbundled network elements to provide special access services to compete with those provided by the ILECs. In addition, on December 20, 2001, the FCC initiated its first triennial review of the rules governing unbundled network elements, to consider the circumstances under which ILECs are required to make parts of their network available to CLECs subject to the terms of the 1996 Telecom Act. While that proceeding was pending, the D.C. Circuit issued its decision in response to appeals of the UNE Remand Order. The D.C. Circuit remanded the FCC's decision on unbundled network elements and vacated and remanded the FCC's decision on unbundling facilities used to provide DSL service. The FCC incorporated its resulting remand proceeding into the pending Triennial Review. On February 20, 2003, the FCC adopted an order in the Triennial Review proceeding in a public meeting, in which the FCC reported changes to the rules governing unbundled network elements; however, the text of the order has not yet been released.

The ability to obtain unbundled network elements is an important element of our local access services business, and we believe that the FCC's actions in this area have generally been positive. However, we cannot predict the extent to which the existing rules will be sustained in the face of additional legal action and the scope of the rules that are yet to be determined by the FCC.

Recurring and non-recurring charges for telephone lines and other unbundled network elements may increase based on the rates proposed by the ILECs and approved by the RCA from time to time, which could have an adverse effect on the results of our operations. We are currently involved in arbitration to revise the interconnection rates and the terms in the existing interconnection agreement with ACS for the Anchorage service area. The cost-based methodology for determining these rates remains subject to the FCC's continuing rulemaking authority, and future regulatory changes could adversely affect our operations.

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

These mechanisms also are meant to foster the provision of advanced communications services to schools, libraries and rural health-care facilities. Under the rules adopted by the FCC to implement these requirements, we and all other telecommunications providers are required to contribute to a fund to support universal service. The amount that we contribute to the federal universal service subsidy will be based on our share of specified defined telecommunications end-user revenues. On December 13, 2002, the FCC revised the contribution methodology on an interim basis and required carriers to calculate contributions based on projected, rather than historic defined telecommunications end-user revenues. The FCC also issued a Second Further Notice of Proposed Rulemaking to consider adopting a revised methodology for determining carrier contributions to the universal service fund. Because of the pending change in methodology, we are uncertain about how the contribution will be set in the future.

The 1997 order also established significant discounts to be provided to eligible schools and libraries for all telecommunications services, internal connections and Internet access. It also established support for rural health care providers so that they may pay rates comparable to those that urban health care providers pay for similar services. The FCC estimates that first quarter 2003 net costs to be funded out of the Universal Service Fund will total approximately $1.5 billion. The fund administrator, based on their interstate end-user revenues, assesses local and long distance carriers' contributions to the education and health care funds. The first quarter 2003 contribution factor is 0.072805. We contribute to the funds and are allowed to recover our contributions through increased interstate charges.

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

The FCC also held that in cases where carriers are not exchanging traffic pursuant to interconnection agreements before the adoption of the ISP Remand Order, such carriers would be required to exchange ISP-bound traffic on a bill and keep basis during the interim period. However, the FCC stated that the ISP Remand Order "does not alter existing contractual obligations, except to the extent that parties are entitled to invoke contractual change-of-law provisions." Additionally, the FCC held that state commissions would no longer have authority to address ISP-bound traffic issues. On May 3, 2002, the D.C. Circuit vacated the FCC's decision, finding fault with the FCC's reliance on section 251(g); however, the D.C. Circuit did not vacate the ISP Remand Order. The FCC currently has a proceeding pending to consider issues of intercarrier compensation, including the delivery of ISP-bound traffic, in CC Docket No. 01-92.

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

Principal responsibility for implementing the policies of the 1984 and 1992 Cable Acts, and the 1996 Telecom Act is allocated between the FCC and state or local franchising authorities. The FCC and state regulatory agencies are required to conduct numerous rulemaking and regulatory proceedings to implement the 1996 Telecom Act, and such proceedings may materially affect the cable industry.

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

Subscriber Rates. The 1992 Cable Act authorized rate regulation for cable communications services and equipment in communities that are not subject to "effective competition," as defined by federal law, which limited the ability of cable companies to increase subscriber fees. Most cable communications systems are now subject to rate regulation by local officials for basic cable service, which typically contains local broadcast stations and public, educational, and government access channels. Such local regulation is subject to the oversight of the FCC, which has prescribed detailed criteria for such rate regulation. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. In Alaska, the local franchising authority certified to regulate basic cable rates is the RCA. Under state law, however, the cable television service is exempt from regulation unless subscribers petition the state commission for regulation under the procedures set forth in AS 42.05.712. At present, the only community where regulation of the basic rate occurs is in Juneau.

The 1992 Cable Act also requires the FCC to resolve complaints about rates for Cable Programming Service ("CPS") tiers (other than programming offered on a per channel or per program basis, which programming is not subject to rate regulation) and to reduce any such rates found to be unreasonable. The 1996 Telecom Act eliminates the right of individuals to file CPS tier rate complaints with the FCC and requires the FCC to issue a final order within 90 days after receipt of CPS tier rate complaints filed by any franchising authority. The 1992 Cable Act limits the ability of cable television systems to raise rates for basic and certain cable programming services (collectively, the "Regulated Services").

Rate regulation of non-basic cable programming service tiers ended after March 31, 1999. The 1996 Telecom Act also modifies the uniform rate provision of the 1992 Cable Act by prohibiting regulation of non-predatory bulk discount rates offered to subscribers in commercial and residential developments and permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level. We believe elimination of the cable programming service tier regulation affords us greater pricing flexibility.

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

Anti-Buy Through Provisions. The 1992 Cable Act requires cable systems to permit subscribers to purchase video programming offered by the operator on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier, unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to offer programming in the manner required by the statute expired in December 2002. Our systems comply with these anti-buy through provisions.

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

On March 14, 2002, the FCC took steps toward ensuring a light regulatory touch on broadband services delivered through the use of cable facilities (such as our cable modem services). In a 3-1 vote, the FCC defined high-speed Internet over cable as an "information service" not subject to local cable-franchise fees, like cable service is, or any explicit requirements for "open access," as telecommunications service is. The "information service" designation for cable broadband reportedly sends a strong signal that cable-Internet services will be able to continue to develop in a business environment that favors competition over regulation. The FCC traditionally hasn't regulated information services. Industry analysts believe the policy of regulatory restraint is particularly appropriate, given the strong competition among cable, satellite and digital-subscriber-line service via telephone lines.

If regulators are allowed to impose Internet access requirements on cable operators, it could burden the capacity of cable systems and complicate our own plans for providing expanded Internet access services. These access obligations could adversely affect our profitability.

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

A petition for certiorari was filed with the U.S. Supreme Court asking for review of the D.C. Circuit Court's ruling on the 30% cap but did not challenge the court's ruling striking down the 40% cap on the channels that a cable operator may use to offer affiliated programmers. The FCC adopted a Further Notice of Proposed Rulemaking on September 13, 2001 concerning its horizontal (30% of national audience reach) and vertical (40% of channels showing operator-affiliated programming) limits and certain aspects of its attribution rules. Comments and reply comments were due on January 4, 2002, and February 4, 2002, respectively. This proceeding was consolidated with the third Biennial Review of media ownership rules in September 2002.

Similar to the broadcast and cable prohibition, the broadcast and newspaper crossownership rule bans common ownership of a radio or television station and a daily newspaper if certain conditions are met. Acquisition of a daily newspaper in conflict with this rule requires divestiture of one of the properties before the next license expiration date of the broadcast station, or in one year, whichever is later. In its 1998 Broadcast Ownership Biennial Review Report adopted May 30, 2000, the FCC recommended a rulemaking to consider changes, but kept the rule in place. At its September 13, 2001 meeting, the FCC adopted a Notice of Proposed Rulemaking seeking comment on modification of its newspaper/broadcast crossownership rule and waiver policies. Comments were due December 3, 2001, and reply comments were due January 7, 2002. This proceeding also was consolidated with the third Biennial Review of media ownership rules on September 23, 2002.

Under the FCC's TV duopoly rule, no one may hold an attributable interest in two television stations under certain circumstances. In December 2000, the FCC terminated its 1998 Biennial Review of the television duopoly rules and affirmed the ban on owning a second television station in a market having fewer than eight separately owned TV stations. On February 20, 2001, Sinclair Broadcast Group filed a Petition for Review with the U.S. Court of Appeals for the District of Columbia Circuit. Sinclair also sought a court stay of an FCC decision ordering Sinclair to terminate local marketing agreements it had entered after the November 5, 1996, start of an FCC rulemaking examining TV local marketing agreements. The Court granted the stay pending completion of the appeal. On April 2, 2002, the Court granted the appeal and remanded the proceeding to the FCC. On August 12, 2002, the Court denied petitions for rehearing and rehearing en banc. The FCC's further consideration of these issues has been incorporated with the third Biennial Review of media ownership rules, issued on September 23, 2002.

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

Satellite Home Viewer Improvement Act of 1999. A major change introduced by the SHVIA was a "local into local" provision allowing satellite carriers, for the first time, to retransmit the signals of local television stations by satellite back to viewers in their local markets. The intent was to promote multichannel video competition by removing the prohibition on satellite retransmission of local signals, which cable operators already offered to their subscribers under the must-carry/retransmission consent scheme of regulation described above.

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

Various court appeals have been consolidated in the Fourth Circuit, where oral argument was held September 25, 2001, focusing on carry one/carry all and a la carte. The FCC, in its Reconsideration Order of September 5, 2001, addressed complaints by broadcasters that satellite carriers, particularly EchoStar, have not complied with SHVIA must-carry implementation requirements, and ordered the carriers to comply. On December 7, 2001, the Court upheld the a la carte rule and affirmed that the carry one, carry all rule was a reasonable, content-neutral restriction on satellite carriers' speech. On June 17, 2002, the Supreme Court declined to consider the case. In the 11th Circuit Echostar injunction case, the broadcast plaintiffs will provide new evidence of nationwide noncompliance to the U.S. District Court in Miami. By statute and FCC rule, satellite carriage of eligible local stations must begin January 1, 2002.

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

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. This prohibition was scheduled to expire on October 5, 2002. On June 13, 2002, the FCC adopted an order extending the prohibition until October 5, 2007. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements, and subjecting terrestrially delivered programming to the program access requirements. Terrestrially delivered programming is programming delivered other than by satellite. Pursuant to the Satellite Home Viewer Improvement Act, the FCC has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and DBS.

Inside Wiring; Subscriber Access. In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove home run wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antennas on rental property within the exclusive use of a tenant, such as balconies and patios. We have no agreements containing such restrictions.

Video Description. On July 21, 2000, the FCC ruled that top-25-market affiliates of the four major national networks, and MVPDs having 50,000 or more subscribers, must provide video descriptions to make television programs more accessible to people with visual impairments. Such broadcasters and MVPDs must provide, in prime time or children's programming, 50 hours per calendar quarter of video description. Other television stations and MVPDs must pass through video descriptions contained in programs, and must add an aural tone crawl or scroll to local emergency messages. Video description, which is in addition to closed captioning for the hearing impaired, includes voice descriptions of a program's visual elements inserted in audio pauses in the program. The FCC generally affirmed its video description rules on reconsideration on January 4, 2001. On March 28, 2001, the Motion Picture Association of America, National Association of Broadcasters and NCTA filed a joint Petition for Review, and on April 2, 2001, the National Federation of the Blind filed a Petition for Review with the U.S. Court of Appeals for the District of Columbia Circuit of the FCC's January 4, 2001, reconsideration decision. On November 8, 2002, the Court reversed and vacated the FCC's order to the extent that it required broadcasters to implement video descriptions.

Franchise Procedures. The 1984 Cable Act affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions and prohibits non-grandfathered cable systems from operating without a franchise in such jurisdictions. The 1992 Cable Act encourages competition with existing cable systems by:

    o Allowing municipalities to operate their own cable systems without franchises;
    o Preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and
    o Prohibiting (with limited exceptions) the common ownership of cable systems and collocated MMDS or SMATV systems.

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

The Cable Acts also provide that in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. The Cable Acts limit the payment of franchise fees to 5 percent of revenues derived from cable operations and permit the cable operator to obtain modification of franchise requirements by the franchise authority or judicial action if warranted by changed circumstances. A federal appellate court held that a cable operator's gross revenue includes all revenue received from subscribers, without deduction, and overturned an FCC order which had held that a cable operator's gross revenue does not include money collected from subscribers that is allocated to pay local franchise fees. We cannot predict the ultimate resolution of these matters. The 1996 Telecom Act generally prohibits franchising authorities from:

    o Imposing requirements in the cable franchising process that require, prohibit or restrict the provision of telecommunications services by an operator;
    o Imposing franchise fees on revenues derived by the operator from providing telecommunications services over its cable system; or
    o Restricting an operator's use of any type of subscriber equipment or transmission technology.

The 1984 Cable Act contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. The 1992 Cable Act made several changes to the renewal process that could make it easier for a franchising authority to deny renewal. Moreover, even if the franchise is renewed, the franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. We believe that we have generally met the terms of our franchises and have provided quality levels of service. Furthermore, our franchises are issued by the state public utility commission (the RCA) and do not require periodic renewal.

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

The FCC's new rate formula, effective in 2001, governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators. Several parties have requested the FCC to reconsider its new regulations and several parties have challenged the new rules in court. On December 20, 2002, the D.C. Circuit affirmed the FCC's rules in large measure. The Court did not address the merits of certain rules for which the Court concluded that petitioners' challenge was not ripe.

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

In 2002, the RCA concluded a rulemaking in Docket R-00-5 that examined whether to change state regulations governing interconnection and joint use of utility facilities. These regulations include a default pricing methodology for determining pole attachment rates that cable providers would pay pole owners in the event the parties cannot agree to rates on their own. The state formula, which the APUC adopted in 1987, is patterned after the maximum cable rate formula adopted by Congress in the 1978 Pole Attachment Act. With the passage of the 1996 Telecommunications Act, Congress amended the 1978 Pole Attachment Act in several respects, which included providing a different pole attachment rate methodology for telecommunication carriers and their pole attachments than the methodology used for cable companies. These changes prompted some pole owners in Alaska (principally electric companies) to file a petition with the RCA to adopt the new federal formula for setting pole attachment rates. The RCA concluded the rulemaking proceeding in 2002 and made minor changes to the regulations but largely retained the existing pole attachment formula that has been in state regulation since 1987.

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

    o  Programming practices, including, among other things:
       o Syndicated program exclusivity, which is a FCC rule which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights
       o Network program nonduplication
       o Local sports blackouts

       o Indecent programming
       o Lottery programming
       o Political programming
    o  Sponsorship identification
    o  Children's programming advertisements
    o  Closed captioning
    o  Registration of cable systems and facilities licensing
    o  Maintenance of various records and public inspection files
    o  Aeronautical frequency usage
    o  Lockbox availability
    o  Antenna structure notification
    o  Tower marking and lighting
    o  Emergency alert systems

The FCC has ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions, which would remain in the operator's exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors. The first phase implementation date was July 1, 2000. Compliance was technically and operationally difficult in our locations, so we and several other cable operators filed a request with the FCC that the requirement be waived in those systems. The request resulted in a temporary deferral of the compliance deadline for those systems. The necessary changes were implemented in 2002 to comply with these requirements.

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

State and Local Regulation. Because our cable communications systems use local streets and rights-of-way, our systems are subject to state and local regulation. Cable communications systems generally are operated pursuant to franchises, permits or licenses granted by a municipality or other state or local government entity. In Alaska, the RCA is the franchising authority for the state. We provide cable television service throughout Alaska pursuant to various certificates of authority issued by the RCA. These certificates are not subject to terms of renewal and continue in effect until and unless the state commission were to seek to modify or revoke them for good cause.

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

FCC Regulations. The FCC has not attempted to regulate the companies that provide the software and hardware for Internet telephony, or the access providers that transmit their data, as common carriers or telecommunications service providers. In March 1996, America's Carriers Telecommunication Association ("ACTA"), a trade association primarily comprised of small and medium-size interexchange carriers, filed a petition with the FCC asking the FCC to regulate Internet telephony. ACTA argues that providers of software that enables real-time voice communications over the Internet should be treated as common carriers and subject to the regulatory requirements of Title II. The FCC has sought comment on ACTA's request. Other countries are considering similar issues. In addition, the FCC is considering a proposal to classify broadband Internet access service provided over the wireline network as an "information service," and thus, potentially excluding such services from Title II regulation.

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

Internet access is understood to be an enhanced service under FCC rules; therefore, ISPs are treated as end users, rather than carriers, for purposes of the FCC's interstate access charge rules. This distinction was created when the FCC established the access charge system in 1983. Thus, when ISPs purchase lines from LECs, the ISPs buy those lines under the same tariffs that any business customer would use. Although these services generally involve a per-minute usage charge in addition to a monthly fee, the usage charge is assessed only for outbound calls. ISPs, however, exclusively use these lines to receive calls from their customers, and thus effectively pay flat monthly rates. By contrast, IXCs that interconnect with LECs are considered carriers, and thus are required to pay interstate access charges for the services they purchase. Most of the access charges that carriers pay are usage-sensitive in both directions. Thus, IXCs are assessed per-minute charges for both originating and terminating calls. The FCC concluded in their Local Competition Order that the rate levels of access charges appear to significantly exceed the incremental cost of providing these services. The FCC in December 1996 launched a comprehensive proceeding to reform access charges in a manner consistent with economic efficiency and the development of local competition. The FCC has adopted access charge reform for carriers regulated under price cap and rate-of-return regulation, which reforms are subject to periodic review and adjustment.

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

Court Decisions and Legislative Action. We believe major court decisions and legislative and FCC action will shape the worldwide Internet in 2003 and beyond, including:

    o The February 20, 2003 FCC decision to deregulate new networks for high-speed Internet access and expected legal challenges.
    o  Continuing concerns and litigation over alleged copyright infringement.
    o  Minimum-regulation approaches to information privacy.
    o The impact of more Internet patents preventing others from doing certain things, such as designing and maintaining certain types of Web sites.
    o  The legality of hyperlinking without permission.
    o Decisions regarding whether cryptographic source code is First Amendment speech, and hence exportable, or that no program is covered by the First Amendment.
    o  Continuing calls for domestic controls of obscenity-related cryptography.

Financial Information about our Foreign and Domestic Operations and Export Sales Although we have several agreements to help originate and terminate international toll traffic, we do not have foreign operations or export sales. We conduct our operations throughout the western contiguous United States and Alaska and believe that any subdivision of our operations into distinct geographic areas would not be meaningful. Revenues associated with international toll traffic were $3.5 million, $4.4 million and $4.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Seasonality
Our long-distance revenues have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Our cable television revenues, on the other hand, are higher in the winter months because consumers tend to watch more television, and spend more time at home, during these months. Our local service and Internet operations are not expected to exhibit significant seasonality, with the exception of SchoolAccess(TM) Internet services that are reduced during the summer months. Revenues and cost of sales for yellow-page directories are recognized upon publication of directories, which for the Anchorage directory is expected to occur in the fourth quarter, beginning in 2003. Our ability to implement construction projects is also reduced during the winter months because of cold temperatures, snow and short daylight hours.

Customer-Sponsored Research
We have not expended material amounts during the last three fiscal years on customer-sponsored research activities.

Backlog of Orders and Inventory
As of December 31, 2002 and 2001, our long-distance services segment had a backlog of private line orders of approximately $318,000 and $450,000, respectively, which represents recurring monthly charges for private line and broadband services. The decreased backlog is due to decreased private line circuit orders pending at December 31, 2002 as compared to 2001. As of December 31, 2002 and 2001, we had a backlog of equipment sales orders of approximately $601,000 and $85,000, respectively for services included in the All Other category described in note 9 to the Notes to Consolidated Financial Statements included in Part II of this Report. The increase in backlog as of December 31, 2002 can be attributed to increased outstanding sales orders at December 31, 2002 as compared to 2001. We expect that all of the private line orders and equipment sales in backlog at the end of 2002 will be delivered during 2003.

Geographic Concentration and Alaska Economy
We offer voice and data telecommunication and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and our operations depend upon economic conditions in Alaska. The economy of State of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings (including earnings from the State of Alaska Permanent Fund), tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. Oil revenues are now the second largest source of state revenues, following funds from federal sources. The economic stagnation in the lower 48 states appears to have dampened demand for services provided by our large common carrier customers. To the extent that these customers experience reduced demand for traffic destined for and originating in Alaska, it could adversely affect our common carrier traffic and associated revenues. You should see Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for more information about the effect of geographic concentration and the Alaska economy on us.

Factors That May Affect Our Business and Future Results
Our use of leverage will reduce cash flow from operations available to fund our business and may cause a decline in our credit rating and/or limit our ability to raise additional capital. As of December 31, 2002, we had total outstanding debt of $404.3 million. We may incur additional indebtedness in the future as we implement our business plan, subject to limitations imposed by our credit agreements. In connection with the execution of our business strategies, we routinely evaluate acquisition opportunities with respect to each of our business segments and we may elect to finance acquisitions by incurring additional indebtedness. We must use a portion of our future cash flow from operations to pay the principal and interest on our indebtedness, which will reduce the funds available for our operations, including capital investments and business expenses. This could hinder our ability to adjust to changing market and economic conditions. If we incur significant additional indebtedness, our credit rating could be adversely affected. As a result, our borrowing costs would likely increase and our access to capital may be adversely affected.

Our credit facilities restrict our ability to incur additional indebtedness and make capital expenditures, and contain certain other restrictions on our business operations. Our existing credit facilities restrict our and certain of our subsidiaries' ability to incur additional indebtedness, make certain capital expenditures, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates and incur liens. These credit facilities also impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to us, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. These credit facilities also require that we maintain certain financial ratios. A breach of any of these covenants could result in a default under the credit facilities. Our current business strategy includes the acquisition of additional assets and the expansion of our existing businesses and service offerings. In addition, our business strategy may in the future be expanded to include activities outside the state of Alaska. It is possible that our current and future expansion and growth plans will require significant additional capital in excess of capital generated from operations and will result in significant capital expenditures. If we are unable to negotiate modifications to these restrictions, they could hinder our ability to follow through with expansion and growth plans.

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

We depend on a small number of customers for a substantial portion of our revenue and business. As previously described (see Part I, Item 1. Business, Long Distance Services, Customers), services that we provide to WorldCom and to Sprint contribute significantly to our total revenues. These two customers are free to seek out long-distance communication services from our competitors upon expiration of their contracts (in March 2006, in the case of WorldCom, subject to reaffirmation of the contract in the bankruptcy process, and in March 2007, in the case of Sprint) or earlier upon a default or the occurrence of certain events. These events are a force majeure event or a substantial change in applicable law or regulation under the applicable contract.

The impact of WorldCom's Bankruptcy filing on us. We provide long-distance and other services to WorldCom, a related party and a major customer, as further described in notes 9 and 11 to the Notes to Consolidated Financial Statements included in Part II of this Report. On July 21, 2002 WorldCom and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court. Chapter 11 allows a company to continue operating in the ordinary course of business in order to maximize recovery for the company's creditors and shareholders. The filings have enabled WorldCom to continue to conduct business while it develops a reorganization plan. Through December 31, 2002 we have recognized a $11.6 million bad debt reserve for uncollected balances due from WorldCom as of July 21, 2002. We currently cannot predict the timing or amount that WorldCom will pay on outstanding balances due us as of their bankruptcy filing date. A conversion of WorldCom's bankruptcy petition to Chapter 7, unfavorable reaffirmation or cancellation of our pre-filing contracts and agreements with WorldCom, or a migration of WorldCom's traffic off our network without it being replaced by other common carriers that interconnect with our network could have a material adverse effect on our financial condition and results of operations.

We expect that our contract with WorldCom will ultimately be reaffirmed and that we will work out some form of agreement with respect to the pre-petition receivables balance and that WorldCom will ultimately exit bankruptcy with their business intact. We cannot predict how long it may take WorldCom to work their way through the bankruptcy process or what effect the process or the economy may have on their traffic levels and ultimately, their requirements for service in Alaska.

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

Certain of our major switching centers and transmission hubs carry significant concentrations of our traffic. While we have followed industry practices to construct, secure and protect these facilities from extended power outages, fire, earthquakes, and other natural or man-made disasters, such an event could result in an extended outage for a significant portion of our traffic. Such an extended outage could have a material impact on our business and results of operations.

If a failure occurs in our undersea fiber optic cable, our ability to immediately restore the entirety of our service may be limited. Our telecommunications facilities include an undersea fiber optic cable that carries a large portion of our Internet voice and data traffic to and from the contiguous Lower 48 states. We have obtained what we believe is adequate backup capacity through early 2004 and continue to seek arrangements to obtain alternative telecommunications facilities as backup facilities. If a failure of our undersea fiber optic facilities occurs before we are able to secure adequate backup facilities, some of the telecommunications services we offer to our customers could be interrupted, which could have a material impact on our business and results of operations.

We serve many rural and remote Alaska locations solely via satellite communications. Each of our C- and Ku-band satellite transponders is backed up on the same spacecraft with multiple backup transponders. We have arranged for backup satellite capacity on another spacecraft for all of our current C-band satellite transponders in the unlikely event of a total primary spacecraft failure. If such a failure occurs, service may not be fully restored for up to a week or longer. Due to variations in satellite earth coverage and other technical performance differences between the primary satellite and the backup satellite, a small percentage of our services may not be restorable on the backup satellite. We own one Ku-band satellite transponder on the same primary spacecraft that provides our C-band service. In the event of total primary spacecraft failure, we would not be able to restore our Ku-band transponder traffic, as no other spacecraft offering is presently suitable and similar performance coverage of Alaska on which we have prior arranged restoration services. PanAmSat has announced plans to launch and place in service during 2003 a spacecraft with identical performance to our current primary spacecraft which could provide us with Ku-band and additional C-band backup capacity at that time.

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

We do not have insurance to cover certain risks to which we are subject. We are self-insured for damage or loss to certain of our transmission facilities, including our buried, under sea, and above-ground transmission lines. We self-insure with respect to employee health insurance and workers compensation, subject to stop-loss insurance with other parties that caps our liability at specified limits. If we become subject to substantial uninsured liabilities, our financial results may be adversely affected.

Economic and Security Impacts on Telecommunications. The economic stagnation in the United States began with a decline in business capital spending and investment. Businesses continue to limit spending on equipment, software, real estate, inventories and other investments. The terrorist attacks on America on September 11, 2001 and their aftermath worsened already deteriorating economic conditions. Recent economic indicators reflect an improving economy, however concerns over war and renewed terrorist threats continue to mute economic growth and optimism.

The telecommunications sector has been significantly impacted by the recent economic downturn. The NASDAQ Telecommunications Index through February 2003 has dropped 90% from the high reached in February 2000, including a 54% drop during 2002. Investors reportedly fear that carriers with high debt loads may face liquidity crises. The telecommunications sector has been affected by such liquidity concerns, bankruptcy filings of WorldCom, Global Crossing Ltd. and McLeodUSA Inc., and concerns about the possibility of improper accounting.

The economic stagnation in the lower 48 states appears to have dampened demand for services provided by our large common carrier customers. To the extent that these customers experience reduced demand for traffic destined for and originating in Alaska, it could adversely affect our common carrier traffic. A protracted economic malaise in the lower 48 states or a further disruption in the economy resulting from a war or renewed terrorist activity could affect our carrier customers which, in turn, could affect our revenues and cash flows. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, our results of operations and financial condition may be adversely affected.

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

Sales of a substantial number of shares of Class A common stock, or the perception that such sales may occur, could cause the market price of Class A common stock to decline and impede our ability to raise capital through sales of Class A common stock or securities convertible into or exercisable for Class A common stock. A significant percentage of our voting securities are held by a small number of shareholders and these shareholders can control stockholder decisions on very important matters. As of December 31, 2002, WorldCom owned approximately 9% and our executive officers and directors and their affiliates owned approximately 21% of our combined outstanding Class A and Class B common stock. Because each share of Class A common stock has one vote per share and each share of Class B common stock has ten votes per share, WorldCom and our executive officers and directors and their affiliates have approximately 42% of the combined voting power of that stock (including outstanding series B preferred stock voting with Class A common stock on an as-converted basis). These shareholders can significantly influence if not control our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to the Board. This concentration of ownership may have the effect of discouraging third parties from making bids for us, delaying or preventing a change of control, or reducing premiums paid to our shareholders for their stock and could have an adverse effect on the market price of our Class A common stock.

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders. Certain provisions of our Restated Articles of Incorporation may discourage, delay or prevent a change in control of our company that a shareholder may consider favorable. These provisions include the following:

   o Authorizing our board of directors to issue preferred stock under terms developed by the board, which could increase the number of outstanding shares and thwart a takeover attempt; and
   o Classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors.

It is unlikely shareholders will receive a return on their shares through the payment of a cash dividend. We have never declared or paid cash dividends on any of our common stock and have no intention of doing so in the foreseeable future. As a result, it is unlikely that shareholders will receive a return on their shares through the payment of cash dividends.

If we are required to account for the market value of stock options as compensation expense, our net income and earnings per share will be significantly reduced. This topic is currently under reexamination by accounting standards setters and regulators. Some companies have begun to account for stock options as a compensation expense thus resulting in a reduction of their net income and earnings per share. We currently record compensation expense to the extent that stock options are priced below market value at the time of grant. It is possible that future laws and regulations will require us to record the full fair market value of all stock options as a compensation expense in our consolidated financial statements. If such a change occurs, our net income and earnings per share would be significantly reduced. See notes 1(t), 1(u) and 8 to the Notes to Consolidated Financial Statements included in Part II of this Report.

Employees
We employed 1,230 persons as of January 31, 2003, and are not parties to union contracts with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

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

Item 2.  Properties

General
Our properties do not lend themselves to description by character or location of principal units. Our investment in property, plant and equipment in our consolidated operations consisted of the following at December 31:

                                                       2002          2001
                                                    ------------------------
     Telephone distribution systems                    56.4%         57.5%
     Cable television distribution systems             24.4%         23.1%
     Support equipment                                  6.5%          7.9%
     Property and equipment under capital leases        8.5%          8.7%
     Construction in progress                           2.8%          1.4%
     Transportation equipment                           0.9%          0.9%
     Land and buildings                                 0.5%          0.5%
                                                    ------------------------
          Total                                       100.0%        100.0%
                                                    ========================

These properties are divided among our operating segments at December 31, 2002 as follows: long-distance services, 55.3%; cable services, 26.0%; local access services, 7.7%; Internet services, 5.7%; and all other, 5.3%.

These properties consist primarily of switching equipment, satellite earth stations, fiber-optic networks, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, routers, servers, transportation equipment, computer equipment and general office equipment. Substantially all of our properties secure our new Senior Credit Facility. You should see note 6 to the Notes to Consolidated Financial Statements included in
Part II of this Report for more information.

Our construction in progress totaled $17.0 million at December 31, 2002, consisting of telecommunications, cable, local service and support system projects that were incomplete at December 31, 2002. Our construction in progress totaled $11.0 million at December 31, 2001, consisting of telecommunications, cable, Internet and support systems projects that were incomplete at December 31, 2001.

Long-Distance Services
We operate a modern, competitive telecommunications network employing the latest digital transmission technology based upon fiber optic and digital microwave facilities within and between Anchorage, Fairbanks and Juneau, Alaska. Our network includes digital fiber optic cables linking Alaska to the contiguous 48 states and providing access to other carriers' networks for communications around the world. We use satellite transmission to remote areas of Alaska and for certain interstate and intrastate traffic, and to provide backup facilities for certain portions of our long-haul fiber networks.

Our long-distance services segment owns properties and facilities including satellite earth stations, and distribution, transportation and office equipment. Additionally, in December 1992 we acquired access to capacity on an undersea fiber optic cable from Seward, Alaska to Pacific City, Oregon. We completed construction of an additional fiber optic cable facility linking Alaska to Seattle, Washington in February 1999.

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

Cable Services
The Cable Systems serve 33 communities and areas in Alaska including Anchorage, Fairbanks and Juneau, the state's three largest urban areas. As of December 31, 2002, the Cable Systems consisted of approximately 2,230 miles of installed cable plant having between 330 to 550 MHz of channel capacity. Our principal physical assets consist of cable television distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our cable television systems.

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

Local Access Services
We operate a modern, competitive local access telecommunications network employing the latest digital transmission technology based upon fiber optic facilities within Anchorage, Fairbanks and Juneau, Alaska. Our outside plant consists of connecting lines (aerial, underground and buried cable), the majority of which is on or under public roads, highways or streets, while the remainder is on or under private property. Central office equipment primarily consists of digital electronic switching equipment and circuit carrier transmission equipment. Operating equipment consists of motor vehicles and other equipment.

Substantially all of our local access services' central office equipment, administrative and business offices, and customer service centers are in leased facilities. Such properties are in good condition. We consider our properties suitable and adequate for our present and anticipated future needs.

Internet Services
We operate a modern, competitive Internet network employing the latest available technology. We provide access to the Internet using a platform that includes many of the latest advancements in technology. The physical platform is concentrated in Anchorage and is extended into many remote areas of the state. Our Internet platform includes trunks connecting our Anchorage, Fairbanks, and Juneau facilities to Internet access points in Seattle through multiple, diversely routed upstream Internet networks, and various other routers, servers and support equipment.

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

The total investment in property, plant and equipment has increased from $242.9 million at January 1, 1998 to $611.2 million at December 31, 2002, including construction in progress and not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required in the future to meet the growing demand for communications, Internet and entertainment services and to continually modernize and improve such services to meet competitive demands.

Our capital expenditures for 1998 through 2002 were as follows (in millions):

       1998    $ 149.0
       1999    $  36.6
       2000    $  48.9
       2001    $  68.0
       2002    $  66.1

We project capital expenditures of $40 million to $55 million for 2003 for which we have made no significant purchase commitments through February 28, 2003. A majority of the expenditures will expand, enhance and modernize our current networks, facilities and operating systems, and will develop other businesses. Additional capital expenditures will be incurred if we acquire backup or standby facilities. You should see note 12 to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report for more information.

During 2002, we funded our normal business capital requirements substantially through internal sources and, to the extent necessary, from external financing sources. We expect expenditures for 2003 to be financed in the same manner.

Insurance
We have insurance to cover risks incurred in the ordinary course of business, including general liability, property coverage, director and officers and employment practices liability, auto, crime, fiduciary, aviation, and business interruption insurance in amounts typical of similar operators in our industry and with reputable insurance providers. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against "all risks" of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies. As is typical in the communications industry, we are self-insured for damage or loss to certain of our transmission facilities, including our buried, under sea, and above-ground transmission lines. We self-insure with respect to employee health insurance and workers compensation, subject to stop-loss insurance with other parties that caps our liability at specified limits. We believe our insurance coverage is adequate, however if we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial results may be adversely affected.

Item 3.  Legal Proceedings

Except as set forth in this item, neither the Company, its property nor any of its subsidiaries or their property is a party to or subject to any material pending legal proceedings. We are parties to various claims and pending litigation as part of the normal course of business. We are also involved in several administrative proceedings and filings with the FCC, Department of Labor and state regulatory authorities. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business. Except as previously disclosed concerning rural exemption proceedings (see Part I, Item 1. Regulation, Franchise Authorizations and Tariffs), even if resolved unfavorably to us, management believes these matters would not have a materially adverse affect on our business or financial position, results of operations or liquidity.

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2002 to a vote of security holders, through the solicitation of proxies or otherwise.


                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Market Information for Common Stock
Shares of GCI's Class A common stock are traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol GNCMA. Shares of GCI's Class B common stock are traded on the Over-the-Counter market. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The following table sets forth the high and low sales price for the above-mentioned common stock for the periods indicated. Market price data for Class A shares were obtained from the Nasdaq Stock Market quotation system. Market price data for Class B shares were obtained from reported Over-the-Counter market transactions. The prices represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not necessarily represent actual transactions.

                                      Class A                   Class B
                               -----------------------------------------------
                                 High          Low        High           Low
        2001:
             First Quarter       9.031        5.875       8.750         6.500
             Second Quarter     12.150        8.250      12.000         8.050
             Third Quarter      12.450        8.450      11.950         9.600
             Fourth Quarter     12.320        8.250      12.000         9.250
        2002:
             First Quarter       9.700        7.050       9.000         7.300
             Second Quarter     10.260        6.400      12.000         7.000
             Third Quarter       7.250        2.600       7.000         3.500
             Fourth Quarter      7.800        2.990       7.000         3.100

Holders
As of December 31, 2002 there were 1,970 holders of record of GCI's Class A common stock and 465 holders of record of GCI's Class B common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

Dividends
GCI has never paid cash dividends on its common stock and has no present intention of doing so. Payment of cash dividends in the future, if any, will be determined by GCI's Board of Directors in light of our earnings, financial condition and other relevant considerations. Our existing bank loan agreements contain provisions that prohibit payment of dividends on common stock, other than stock dividends (you should see note 6 to the Consolidated Financial Statements included in Part II of this Report for more information).

Stock Transfer Agent and Registrar
Mellon Investor Services LLC is our stock transfer agent and registrar.

Item 6.  Selected Financial Data

The following table presents selected historical information relating to financial condition and results of operations over the past five years.
                                                                            Years ended December 31,
                                                             -------------------------------------------------------
                                                                  2002       2001       2000       1999       1998
                                                                  ----       ----       ----       ----       ----
                                                                  (Amounts in thousands except per share amounts)
     Revenues                                               $   367,842    357,258    292,605    279,179    246,795
     Net earnings (loss) before income taxes,
       extraordinary item and cumulative effect of a
       change in accounting principle                       $    12,322      8,659    (21,649)   (14,866)   (10,920)
     Cumulative effect of a change in accounting
     principal, net of income tax benefit of $245           $         0          0          0        344          0
     Net earnings (loss)                                    $     6,663      4,589    (13,234)    (9,527)    (6,797)
     Basic net earnings (loss) per common share             $      0.08       0.05      (0.29)     (0.21)     (0.14)
     Diluted net earnings (loss) per common share           $      0.08       0.05      (0.29)     (0.21)     (0.14)
     Total assets                                           $   738,782    734,679    679,007    643,151    649,445
     Long-term debt, including current portion              $   357,700    351,700    334,400    339,400    351,657
     Obligations under capital leases, including
       current portion                                      $    46,632     47,282     48,696      1,674      2,186
     Redeemable preferred stock:
       Series B                                             $    16,907     16,907     16,907     16,907          0
       Series C                                             $    10,000     10,000          0          0          0
     Total stockholders' equity                             $   208,220    202,392    183,480    192,548    200,007
     Dividends declared per Common share                    $      0.00       0.00       0.00       0.00       0.00

     The Selected Financial Data should be read in conjunction with Part II,
     Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, General Communication, Inc. and its direct and indirect subsidiaries are referred to as "we," "us" and "our."

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to unbilled revenues, long-distance cost of sales and services accruals, allowance for doubtful accounts, depreciation and amortization periods, intangible assets, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our Cautionary Statement Regarding Forward-Looking Statements.

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

Consolidated revenues increased by more than $10 million in 2002 as compared to 2001, or almost $30 million from core operations if the $19.5 million 2001 fiber sale is excluded. Our operating income increased by 11.6% in 2002. This increase occurred in spite of our recording bad debt expense in 2002 of $11.6 million related to our WorldCom receivables, and because we discontinued the amortization of goodwill and cable certificates upon the adoption of SFAS 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Adoption of SFAS 142 resulted in a decrease in 2002 amortization expense of approximately $6.5 million as compared to 2001. Our pre-tax income increased by 42.3% and our net income increased by 45.2%. Excluding the 2001 fiber sale, our four business segments experienced year over year growth in units and revenues as we continued to strengthen our position in the markets we serve. Operating income increased in the long-distance services and cable services segments, and decreased in the local access services and Internet services segments. Basic and diluted earnings per share increased by 60.0% in 2002 as compared to 2001.

Long-Distance Services Overview
During 2002 long-distance services revenue represented 55.7% of consolidated revenues. Our provision of interstate and intrastate long-distance services, private line and leased dedicated capacity services, and broadband services accounted for 96.0% of our total long-distance services revenues during 2002.

Factors that have the greatest impact on year-to-year changes in long-distance services revenues include the rate per minute charged to customers, usage volumes expressed as minutes of use, and the number of private line, leased dedicated service and broadband products in use.

Our long-distance services segment faces significant competition from AT&T Alascom, Inc., long-distance resellers, and local telephone companies that have entered the long-distance market. We believe our approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow us to be competitive in providing those services.

Our contract to provide interstate and intrastate long-distance services to Sprint was replaced in March 2002 extending its term to March 2007 with two one-year automatic extensions to March 2009. Beginning in April 2002 the new contract reduced the rate to be charged by us for certain Sprint traffic over the extended term of the contract.

Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to WorldCom and Sprint by their customers. Pricing pressures, general economic deterioration, new program offerings, business failures, and market consolidation continue to evolve in the markets served by WorldCom and Sprint. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures. We are unable to predict the effect on us of such changes, however given the materiality of other common carrier revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity. See note 11 in the accompanying Notes to Consolidated Financial Statements for a discussion of WorldCom's Chapter 11 bankruptcy filing.

Due in large part to the favorable synergistic effects of our integrated approach, the long distance segment continues to be a significant contributor to our overall performance, although the migration of traffic from voice to data continues.

Cable Services Overview
During 2002, cable television revenues represented 24.1% of consolidated revenues. Our cable systems serve 33 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

We generate cable services revenues from four primary sources: (1) digital and analog programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals and installation; (3) cable modem services (shared with our Internet services segment); and (4) advertising sales. During 2002 programming services generated 76.9% of total cable services revenues, equipment rental and installation fees accounted for 9.3% of such revenues, cable services' allocable share of cable modem services accounted for 9.0% of such revenues, advertising sales accounted for 3.9% of such revenues, and other services accounted for the remaining 0.9% of total cable services revenues.

The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services and digital and analog services, the average number of cable television and cable modem subscribers during a given reporting period, and revenues generated from new product offerings.

Our cable services segment faces competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment. We believe our cable television services will continue to be competitive by providing, at reasonable prices, a greater variety of programming and other communication services than are available off-air or through other alternative delivery sources and superior technical performance and responsive local customer service.

Local Access Services Overview
We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. During 2002 local exchange services revenues represented 8.7% of consolidated revenues.

The primary factors that contribute to year-to-year changes in local access services revenues are the average number of business and residential subscribers to our services during a given reporting period, the average monthly rates charged for non-traffic sensitive services, the number and type of additional premium features selected, and the traffic sensitive access rates charged to carriers.

Our local access services segment faces significant competition in Anchorage, Fairbanks, and Juneau from the ILEC ACS and from AT&T Alascom, Inc. We began providing service in the Juneau market in the first quarter of 2002. We believe our approach to developing, pricing, and providing local access services and bundling different business segment services will allow us to be competitive in providing those services.

Internet Services Overview
We generate Internet services revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) Internet services' allocable share of cable modem services (a portion of cable modem revenue is also recognized by our cable services segment). During 2002 Internet services segment revenues represented 4.3% of consolidated revenues.

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

All Other Services Overview
Revenues reported in the All Other category as described in note 9 in the accompanying Notes to Consolidated Financial Statements include our managed services, product sales, and cellular telephone services.

Revenues included in the All Other category represented 7.2% of total revenues in 2002 and include managed services revenues totaling $22.0 million and product sales and cellular telephone services revenues totaling $4.6 million.

Results of Operations

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):
                                                       Year Ended December 31,         Percentage Change (1)
                                                       -----------------------         ---------------------
                                                                                          2001        2000
                                                                                           vs.         vs.
                                                    2002        2001         2000         2002        2001
                                                    ----        ----         ----         ----        ----
Statement of Operations Data:
  Revenues:
    Long-distance services                          55.7%       56.2%        62.4%         2.1%        9.9%
    Cable services                                  24.1%       21.4%        23.2%        15.9%       12.7%
    Local access services                            8.7%        7.1%         6.9%        27.1%       24.9%
    Internet services                                4.3%        3.3%         2.9%        29.9%       42.4%
    All other services                               7.2%       12.0%         4.6%       (37.9%)     219.3%
                                                -----------------------------------------------------------------
      Total revenues                               100.0%      100.0%       100.0%         3.0%       22.1%

                                                       Year Ended December 31,         Percentage Change (1)
                                                       -----------------------         ---------------------
                                                                                          2001        2000
                                                                                           vs.         vs.
                                                    2002        2001         2000         2002        2001
                                                    ----        ----         ----         ----        ----
  Cost of sales and services                        33.6%       39.1%        40.9%       (11.6%)      16.8%
  Selling, general and administrative expenses      35.1%       32.6%        34.2%        10.7%       16.6%
  Bad debt expense                                   3.6%        1.2%         1.7%       206.7%      (14.6%)
  Depreciation and amortization                     15.3%       15.6%        17.3%         1.3%        9.9%
                                                -----------------------------------------------------------------
      Operating income                              12.4%       11.5%         5.9%        11.6%      136.6%
      Net income (loss) before income taxes          3.3%        2.4%        (7.4%)       42.3%      140.0%
      Net income (loss)                              1.8%        1.3%        (4.5%)       45.2%      134.7%
Other Operating Data (2):
Long-distance services operating income (3)         38.6%       34.0%        27.6%        16.0%       35.0%
Cable services operating income (4)                 28.8%       18.1%        16.3%        84.2%       25.5%
Local access services operating income (loss) (5)   (2.3%)       5.8%       (11.7%)     (150.2%)     162.2%
Internet services operating loss (6)              (117.2%)    (125.2%)     (164.4%)      (21.6%)      (8.5%)

--------------------------
1 Percentage change in underlying data.
2 Includes customer service, marketing and advertising costs.
3 Computed as a percentage of total external long-distance services revenues. 4 Computed as a percentage of total external cable services revenues.
5 Computed as a percentage of total external local access services revenues. 6 Computed as a percentage of total external Internet services revenues.
--------------------------

Year Ended December 31, 2002 ("2002") Compared To Year Ended December 31, 2001 ("2001").

Overview of Revenues and Cost of Sales and Services
Total revenues increased 3.0% from $357.3 million in 2001 to $367.8 million in 2002. Excluding the fiber optic cable system capacity sale of $19.5 million in 2001 as described in note 1(o) in the accompanying Notes to Consolidated Financial Statements, total revenues increased 8.9% in 2002. The long-distance services, cable services, local access services and Internet services segments contributed to the increase in total revenues, partially off-set by a decrease in revenues from All Other Services. See the discussions below for more information by segment.

Total cost of sales and services decreased 11.6% to $123.6 million in 2002. As a percentage of total revenues, total cost of sales and services decreased from 39.1% in 2001 to 33.6% in 2002. Excluding the 2001 fiber system capacity sale, total cost of sales and services as a percentage of total revenues decreased from 38.2% in 2001 to 33.6% in 2002. The long-distance services segment and All Other Services contributed to the decrease in total cost of sales and services, partially off-set by increases in cost of sales and services in the cable services, local access services and Internet services segments. See the discussions below for more information by segment.

Long-distance Services Segment Revenues
Long-distance services segment revenues increased 2.1% to $204.9 million in 2002.

Message Telephone Service Revenue from Common Carrier Customers
Message telephone service revenues from other common carriers (principally WorldCom and Sprint) increased 10.9% to $88.8 million in 2002 resulting from a 14.7% increase in wholesale minutes carried to 819.8 million minutes. After excluding certain 2001 low-margin wholesale minutes no longer carried for other common carriers, comparable wholesale minutes carried for other common carriers increased 19.5% over the prior year. Revenue increases resulting from increased wholesale minutes carried for other common carriers was partially off-set by a 3.3% decrease in the average rate per minute on minutes carried for other common carriers. The increase is also due to the reclassification of approximately 12.0 million minutes of traffic generated by a certain customer from retail in 2001 to wholesale in 2002. The average rate per minute decrease is primarily due to a reduced rate charged by us for certain Sprint traffic due to a new contract commencing April 2002. After excluding certain 2001 low-margin wholesale minutes not carried in 2002 for other common carriers, the comparable average rate per minute decreased 6.5% from the prior year.

Revenues from and minutes carried for WorldCom increased in 2002 as compared to 2001.

The economic stagnation in the lower 48 states appears to have dampened demand for services provided by our large common carrier customers. To the extent that these customers experience reduced demand for traffic destined for and originating in Alaska, it could adversely affect our common carrier traffic. A protracted economic malaise in the lower 48 states or a further disruption in the economy resulting from a war or renewed terrorist activity could affect our carrier customers which, in turn, could affect our revenues and cash flows.

We believe that our contract with WorldCom will ultimately be reaffirmed and that we will develop an agreement with respect to the pre-petition receivables balance and that WorldCom may ultimately exit bankruptcy with their business intact. We cannot predict how long it may take WorldCom to complete the bankruptcy process or what effect the process or the economy may have on their traffic levels and ultimately, their requirements for service to and from Alaska.

Message Telephone Service Revenue from Residential, Commercial and
Governmental Customers
Message telephone service revenues from residential, commercial, and governmental customers decreased 12.2% to $53.3 million in 2002 primarily due to the following:

   o A 10.2% decrease in retail minutes carried for these customers to 309.2 million minutes. The decrease is primarily due to the loss of approximately 8.0 million to 10.0 million minutes earned annually from a certain retail customer and the reclassification of approximately 12.0 million minutes of traffic generated by a certain customer from retail in 2001 to wholesale in 2002, and
   o A 4.6% decrease in the average rate per minute to $0.124 per minute paid by these customers due to our promotion of and customers' enrollment in calling plans offering a certain number of minutes for a flat monthly fee.

Through May 2001 discounts recognized on revenue from certain private line and private network customers totaling $2.8 million off-set 2001 message telephone service revenue from residential, commercial and governmental customers. Beginning June 2001 these discounts off-set revenue from private line and private network customers. If these discounts had not been recognized in the 2001 message telephone service revenue from residential, commercial and governmental customers through May 2001, revenues would have decreased 16.1% to $53.3 million in 2002 as compared to 2001.

The decreases in message telephone service revenues from residential, commercial, and governmental customers described above are partially off-set by a 0.3% increase in the number of active residential, commercial, and governmental customers billed to 88,200 at December 31, 2002.

Revenue from Private Line and Private Network Customers
Private line and private network transmission services revenues increased 4.2% to $36.2 million in 2002. The increase is partially off-set by the effect of a reclassification of discounts recognized on revenue from certain private line and private network customers. Through May 2001 these discounts totaled approximately $2.8 million and off-set message telephone service revenue from residential, commercial and governmental customers, beginning July 2001 these discounts off-set revenue from private line and private network customers. If the discounts had been recognized in revenue from private line and private network customers during all of 2001 the increase in revenue would be 13.4% to $36.2 million. The increase in revenue from private line and private network customers in 2002 is primarily due to an increased number of circuits leased by governmental customers.

Revenue from Broadband Customers
Revenues from our packaged telecommunications offering to rural hospital and health clinic service and our SchoolAccess(TM) offering to rural school districts increased 17.4% in 2002 to $18.4 million. The increase is primarily due to the addition in the second quarter of 2001 of two new subscribers to our rural hospital and health clinic service for which we recognized a full year of revenue in 2002, and our new SchoolAccess(TM) offering called Distance Learning that started in late 2002. Distance Learning is a video-conference based service and is used by six school districts in Alaska.

Long-distance Services Segment Cost of Sales and Services
Long-distance services segment cost of sales and services decreased 18.0% to $60.1 million in 2002. Long-distance services segment cost of sales and services as a percentage of long-distance services segment revenues decreased from 36.5% in 2001 to 29.3% in 2002 primarily due to the following:

   o Reductions in access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.038 and $.078 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows,
   o The FCC Multi-Association Group ("MAG") reform order reducing the interstate access rates paid by interexchange carriers to LECs in January and again in July 2002, and
   o In the course of business we estimate unbilled long-distance services cost of sales and services based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. In 2002 and 2001, we had favorable and (unfavorable) adjustments of $4.7 million and ($2.8) million, respectively. Excluding the adjustments, long-distance services cost of sales and services as a percentage of long-distance services revenues was 35.1% and 31.6% in 2001 and 2002, respectively.

Long-distance services cost of sales and services in 2001 included a reversal of $2.0 million in accrued costs upon the conclusion of a dispute with ACS and a $450,000 non-recurring refund from ACS in respect of its earnings that exceeded regulatory requirements.

Cable Services Segment Revenues and Cost of Sales and Services
Cable services segment revenues increased 15.9% to $88.7 million and average gross revenue per average basic subscriber per month increased $3.38 or 6.4% in 2002. The increases in revenues and rates per subscriber were accomplished without any meaningful rate increases during 2002 and are due primarily to continued deployment of our high value services including digital cable television and cable modems. Programming services revenues increased 11.9% to $68.2 million in 2002 resulting from the following:

   o Basic subscribers served increased approximately 4,100 to approximately 136,100 at December 31, 2002 as compared to December 31, 2001,
   o New facility construction efforts in 2002 resulted in approximately 4,700 additional homes passed, a 2.5% increase from 2001, and
   o Digital subscriber counts increased 24.0% to approximately 30,500 at December 31, 2002 as compared to December 31, 2001. Programming services revenues from digital subscribers increased 59.8% or $2.6 million from 2001 to 2002.

Effective February 2003, we increased rates charged for certain cable services and premium packages in six communities, including the state's three largest population centers Anchorage, Fairbanks and Juneau.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $3.1 million to $8.0 million in 2002 due to an increased number of cable modems deployed. Approximately 96% of our cable homes passed are able to subscribe to our cable modem service. We expect that that number will increase to approximately 99% when we complete our upgrade of the Ketchikan cable system which we expect to accomplish in 2003.

We now offer digital programming in Anchorage, Fairbanks, Juneau, Kenai, and Soldotna, which markets represent approximately 80% of our homes passed at December 31, 2002.

We signed new seven-year retransmission agreements with the five local Anchorage broadcasters and began up linking and distributing the local Anchorage programming to all of our cable systems. This was done to provide additional value to our cable subscribers and to allow us to differentiate our programming from that of our DBS competitors. In addition, we have been successful in growing advertising revenues from our statewide advertising platform. Our ad insertion revenues increased approximately 28.9% in 2002.

Cable services cost of sales and services increased 13.5% to $23.6 million in 2002. Cable services cost of sales and services as a percentage of cable services revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, decreased from 27.2% in 2001 to 26.7% in 2002.

Revenues earned from equipment rental and installation, cable services' allocable share of cable modem services and advertising sales do not have significant corresponding costs of sales and services. The decrease in cable services cost of sales and services as a percentage of cable services revenues is primarily due to an increase in the percentage of cable services revenues earned from equipment rental and installation, cable services' allocable share of cable modem services and advertising sales from 20.4% in 2001 to 23.1% in 2002.

The decrease in cable services cost of sales and services as a percentage of cable services revenues described above is off-set by an increase in cable programming services cost of sales and services as a percentage of cable programming services revenue from 34.2% in 2001 to 34.7% in 2002. Cable services rate increases did not keep pace with programming cost increases in 2002. Programming costs increased for most of our cable services offerings, and we incurred additional costs on new programming introduced in 2001 and 2002.

Local Access Services Segment Revenues and Cost of Sales and Services
Local access services segment revenues increased 27.1% in 2002 to $32.1 million primarily due to growth in the average number of customers served. At December 31, 2002 an estimated 96,100 lines were in service as compared to approximately 79,200 lines in service at December 31, 2001. We estimate that our 2002 lines in service total represents a statewide market share of approximately 20%. At December 31, 2002 approximately 1,700 additional lines were awaiting connection. The increase in local access services revenues described above was partially off-set by the following:

   o The FCC MAG reform order reducing the interstate access rates paid by interexchange carriers to LECs in January and again in July 2002, and
   o A reduction in interstate access rates charged by us to interexchange carriers in response to an FCC order forcing a competitor to reduce their interstate access rates.

Local access services cost of sales and services increased 43.9% to $20.2 million in 2002. Local access services cost of sales and services as a percentage of local access services revenues increased from 55.6% in 2001 to 63.0% in 2002, primarily due to the following:

   o Decreased network access services revenues from other carriers as the number of customers purchasing both long-distance and local access services from us increases,
   o An increase in the Anchorage loop lease rates and residential wholesale rates paid to ACS as described below,
   o The effect of offering one to two months of free service to significant numbers of new local access services customers acquired in 2002 while continuing to incur cost of sales and services for such new customers, and
   o The lease of wholesale circuits from ACS in Fairbanks and Juneau pending completion of our facilities enabling service transition to UNE facilities and pricing.

The increases in local access services cost of sales and services as a percentage of local access services revenues described above are partially offset by further economies of scale and more efficient network utilization as the number of local access services subscribers and resulting revenues increase.

Our access line mix continued to hold steady in 2002, with residential lines representing approximately 55% of our lines, business customers representing approximately 37%, and Internet access customers representing approximately 8%. Approximately 86% of our lines are provided on our own facilities or using leased local loops.

In Anchorage, ACS requested and received permission for a 7.7% increase in the UNE loop rate to $14.92 per month and a 24% increase in their retail residential rates, both effective in November 2001. The wholesale service rate we pay is tied to the retail residential rate and increased approximately $2.25 per line per month. Additionally, the cost of most residential features increased 24.0% to approximately $1.35 per line per month. The increased rates resulted in an approximately $1.2 million increase in our local access services cost of sales and services in 2002.

The size of the local access services segment operating loss is exacerbated by the allocation of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long distance services segment, the local access services segment operating loss would have decreased by approximately $7.0 million and the long distance services segment would be reduced by an equal amount in 2002. Avoided access charges totaled approximately $7.0 million during 2002 as compared to $6.3 in 2001. The local access services segment operating loss is affected by the expected start-up losses we are experiencing in the new Fairbanks and Juneau markets and our continued evaluation and testing of IP cable telephony technology.

Internet Services Segment Revenues and Cost of Sales and Services
Internet services segment revenues increased 29.9% to $15.6 million in 2002 primarily due to growth in the number of customers served and the number of cable modems deployed. We had approximately 71,700 Internet subscribers at December 31, 2002 as compared to approximately 69,900 at December 31, 2001, of which approximately 36,200 are cable modem subscribers at December 31, 2002 as compared to approximately 26,500 at December 31, 2001. The Internet services segment's allocable share of cable modem revenues increased 60.3% to $6.5 million in 2002 as compared to 2001.

The Internet services segment does not share in plan fee revenues associated with our bundled Internet and long distance service package. Estimated annual plan fees related to this service offering is in excess of $4.0 million per year and those revenues are included in the long distance services segment.

Internet services cost of sales and services increased 0.9% to $4.8 million in 2002, and as a percentage of Internet services revenues, totaled 30.8% and 39.6% in 2002 and 2001, respectively. The decrease as a percentage of

Internet services revenues is primarily due to a $2.5 million increase in Internet's portion of cable modem revenue to $6.5 million that generally has higher margins than do other Internet services products. As Internet services revenues increase, economies of scale and more efficient network utilization continue to result in reduced Internet cost of sales and services as a percentage of revenues.

We enhanced the value of our Internet offerings in 2002 through the addition of electronic billing and presentment capabilities and the rollout of a product called e-mail guard, which filters out e-mail spam and viruses. We upgraded the download speeds of all of our cable modem Internet service offerings. These new services and enhancements have proven to be very popular with our customers and are helping to further solidify our customer relationships.

All Other Revenues and Costs of Sales and Services
The 37.9% decrease in All Other revenues to $26.6 million in 2002 is primarily due to the $19.5 million fiber system capacity sale in 2001, as described in note 1(o) in the accompanying Notes to Consolidated Financial Statements. The decrease in revenues is partially offset by a $3.0 million increase in managed services revenue to $22.0 million in 2002 primarily due to the provision of additional services to and increased revenues from a certain customer as performance criteria was met.

Revenues from our GCI Fiber system that runs along the pipeline corridor are continuing to increase and we expect the annual revenue run rate to increase by an additional four to five million dollars per year by the end of 2003.

All Other costs of sales decreased 44.8% to $14.9 million in 2002, and as a percentage of All Other revenues, totaled 56.0% and 62.9% in 2002 and 2001, respectively. The 2002 decrease is due to $10.9 million in costs of sale for the fiber system capacity sale in 2001, as described in note 1(o) in the accompanying Notes to Consolidated Financial Statements. Excluding the 2001 fiber system capacity sale, cost of sales and services as a percentage of revenues totaled 56.0% and 68.9% in 2002 and 2001, respectively. The decrease is primarily due to the provision of additional services to and increased revenues from a certain customer as performance criteria was met without a corresponding increase in cost of sales and services.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 10.7% to $129.0 million in 2002 and, as a percentage of total revenues, increased to 35.1% in 2002 from 32.6% in 2001. Excluding the fiber system capacity sale in 2001, selling, general and administrative expenses, as a percentage of total revenues, increased from 34.1% in 2001 to 35.1% in 2002. The 2002 increase in selling, general and administrative expenses is primarily due to increased labor and health insurance costs, incremental new costs to operate GFCC and Rogers, and costs incurred for our unsuccessful bid to purchase certain of the assets of WCI Cable, Inc. and its subsidiaries ("WCIC"), partially offset by a decreased accrual for company-wide success sharing bonus costs.

Marketing and advertising expenses as a percentage of total revenues decreased from 3.4% in 2001 to 3.3% in 2002. Excluding revenues from the fiber system capacity sale in 2001, marketing and advertising expenses as a percentage of total revenues were 3.6% in 2001.

Bad Debt Expense
Bad debt expense increased 206.7% to $13.1 million in 2002 and, as a percentage of total revenues, increased to 3.6% in 2002 from 1.2% in 2001. Excluding revenues from the fiber system capacity sale in 2001, bad debt expense as a percentage of total revenues was 1.3% in 2001. The 2002 increase is primarily due to the $11.0 million bad debt expense for uncollected accounts due from WorldCom as further described in note 11 in the accompanying Notes to Consolidated Financial Statements.

Depreciation and Amortization
Depreciation and amortization expense increased 1.3% to $56.4 million in 2002. The increase is primarily attributable to an increase of 15.1% to $55.6 million in depreciation expense due to our $68.0 million investment in equipment and facilities placed into service during 2001 for which a full year of depreciation was recorded in 2002, and the $59.2 million investment in equipment and facilities placed into service during 2002 for which a partial year of depreciation will be recorded in 2002.

Partially offsetting the depreciation expense increase described above is the discontinuation of amortization of Goodwill and Cable Certificates upon the adoption of SFAS 142, "Goodwill and Other Intangible Assets" on January 1, 2002, resulting in a decrease in 2002 amortization expense of approximately $6.5 million as compared to 2001.

Other Expense, Net
Other expense, net of other income, increased 3.4% to $33.4 million in 2002. The increase is primarily due to the following:

   o A $3.2 million increase in deferred loan fee expense to $4.6 million primarily due to the recognition of $2.3 million in unamortized deferred loan fees upon refinancing our Senior Holdings Loan and Fiber Facility, and
   o Increased interest expense in November and December 2002 due to the increased interest rate paid on our new Senior Facility starting November 1, 2002.

Partially offsetting these increases were decreased 2002 interest rates on our Senior Holdings Loan and Fiber Facility through November 1, 2002.

Income Tax Expense
Income tax expense was $5.7 million in 2002 and $4.1 million in 2001. The increase was due to increased net income before income taxes in 2002 as compared to 2001. Our effective income tax rate decreased from 47.0% in 2001 to 45.9% in 2002 due to the effect of items that are nondeductible for income tax purposes.

At December 31, 2002, we have (1) tax net operating loss carryforwards of approximately $191.2 million that will begin expiring in 2005 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $1.9 million available to offset regular income taxes payable in future years. Our utilization of remaining net operating loss carryforwards is subject to certain limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective income tax rate for financial statement purposes will be 42% to 45% in 2003.

Year Ended December 31, 2001 ("2001") Compared To Year Ended December 31, 2000 ("2000").

Overview of Revenues and Cost of Sales and Services
Total revenues increased 22.1% from $292.6 million in 2000 to $357.3 million in 2001. Excluding the fiber optic cable capacity sale in 2001 as described in note 1(o) in the accompanying Notes to Consolidated Financial Statements, total revenues increased 15.4%. All of our segments contributed to the increase in total revenues.

Total cost of sales and services increased 16.8% to $139.8 million in 2001. As a percentage of total revenues, total cost of sales and services decreased from 40.9% in 2000 to 39.1% in 2001. Excluding the 2001 fiber capacity sale, total cost of sales and services as a percentage of total revenues decreased from 40.9% in 2000 to

36.1% in 2001. The cable services, local access services, Internet services segments and All Other Services contributed to the increase in total cost of sales and services, partially off-set by a decrease in cost of sales and services in the long-distance services segment.

Long-distance Services Segment Revenues
Long-distance services segment revenues increased 9.9% to $200.7 million in 2001.

Message Telephone Service Revenue from Common Carrier Customers
Message telephone service revenues from other common carriers (principally WorldCom and Sprint) increased 11.5% to $80.1 million in 2001 resulting from a 4.8% increase in wholesale minutes carried for other common carriers and a 6.5% increase in the average rate per minute on minutes carried for other common carriers. After excluding certain 2000 low-margin wholesale minutes no longer carried for other common carriers, comparable wholesale minutes increased 23.5% over the prior year. The increase in the average rate per minute is primarily due to the discontinued carriage of certain low-margin wholesale minutes.

Message Telephone Service Revenue from Residential, Commercial and
Governmental Customers
Message telephone service revenues from residential, commercial, and governmental customers decreased 9.7% in 2001 to $60.7 million primarily due to the following:

   o A 2.8% decrease in retail minutes carried for these customers to 344.2 million minutes,
   o A 15.0% decrease in the average rate per minute to $0.130 per minute paid by these customers due to our promotion of and customers' enrollment in calling plans offering a certain number of minutes for a flat monthly fee, and
   o A 0.9% decrease in the number of active residential, commercial, and governmental customers billed to 87,900 at December 31, 2001.

Revenue from Private Line and Private Network Customers
Private line and private network transmission services revenues increased 19.7% to $34.7 million in 2001 due to an increased number of leased circuits in service. The increase is partially off-set by the effect of a reclassification of discounts recognized on revenue from certain private line and private network customers. Through May 2001 these discounts totaled approximately $2.8 million and off-set message telephone service revenue from residential, commercial and governmental customers, beginning July 2001 these discounts off-set revenue from private line and private network customers. If the discounts had been recognized in revenue from private line and private network customers during all of 2001 the increase in revenue would be 10.0% to $34.7 million.

Revenue from Broadband Customers
Revenues from our packaged telecommunications offering to rural hospitals and health clinics and our SchoolAccess(TM) offering to rural school districts increased 82.7% to $15.7 million in 2001. The increase is primarily due to an increase in circuits and services sold to rural hospitals and health clinics from 51 circuits at December 31, 2000 to 74 circuits at December 31, 2001.

Long-distances Services Segment Cost of Sales and Services
Long-distance services segment cost of sales and services decreased 4.3% to $73.3 million in 2001. Long-distance services segment cost of sales and services as a percentage of long-distance services segment revenues decreased from 41.9% in 2000 to 36.5% in 2001 primarily due to the following:

   o Reduced satellite transponder cost of sales and services beginning April 2000 upon our acquiring owned satellite transponder capacity,
   o Reductions in access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic,
   o The conclusion of a dispute with ACS which allowed us to reverse $2.0 million in accrued costs,

   o A $450,000 non-recurring refund in 2001 from ACS in respect of its earnings that exceeded regulatory requirements, and
   o In the course of business we estimate unbilled long-distance services cost of sales and services based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. In 2001 and 2000 we had unfavorable adjustments of $2.8 million and $781,000, respectively. Excluding the unfavorable adjustments, the long-distance services cost of sales and services as a percentage of long-distance services revenues was 41.5% and 35.1% in 2000 and 2001, respectively.

Cable Services Segment Revenues and Cost of Sales and Services
Cable services segment revenues increased 12.7% to $76.6 million in 2001 and average gross revenue per average basic subscriber per month increased $3.87 or 7.9% in 2001. Programming services revenues increased 9.4% to $60.9 million in 2001 resulting from the following:

   o Basic subscribers served increased approximately 11,600 to approximately 132,000 at December 31, 2001 as compared to December 31, 2000 (the 2001 increase includes approximately 1,000 basic subscribers acquired from G.C. Cablevision, Inc. on March 31, 2001 and approximately 7,000 basic subscribers acquired from Rogers on November 19, 2001),
   o   Rates charged to subscribers in most systems increased as of February
       2001,
   o New facility construction efforts in 2001 and the acquisition of GC Cablevision, Inc. and Rogers subscribers resulted in approximately 14,800 additional homes passed, a 8.3% increase from 2000, and
   o Digital subscriber counts increased 81.8% to approximately 24,600 at December 31, 2001 as compared to December 31, 2000.

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

Revenues earned from equipment rental and installation, cable services' allocable share of cable modem services and advertising sales do not have corresponding costs of sales and services. The increase in cable services cost of sales and services as a percentage of cable services revenues is partially off-set by an increase in the percentage of cable services revenues earned from equipment rental and installation, cable services' allocable share of cable modem services and advertising sales from 17.9% in 2000 to 20.4% in 2001.

Local Access Services Segment Revenues and Cost of Sales and Services
Local access services segment revenues increased 24.9% in 2001 to $25.2 million due to growth in the average number of customers served. At December 31, 2001 approximately 79,200 lines were in service as compared to approximately 62,100 lines in service at December 31, 2000.

Local access services cost of sales and services increased 30.4% to $14.0 million in 2001. Local access services cost of sales and services as a percentage of local access services revenues increased from 53.3% in 2000 to 55.6% in 2001. The local access services cost of sales and services increase as a percentage of local access services revenues is due to decreased network access services revenues from other carriers as the number of customers purchasing both long-distance and local access services from us increases. The increases in local access services cost of sales and services as a percentage of local access services revenues described above are partially off-set by economies of scale and more efficient network utilization as local access services revenues increase.

In Anchorage, ACS requested and received permission for a 7.7% increase in the UNE loop rate to $14.92 and a 24% increase in their retail residential rates, both effective in November 2001. The wholesale service rate we pay is tied to the retail residential rate and increased approximately $2.25 per line. Additionally, the cost of residential features increased 24.0% to approximately $1.35 per line.

Internet Services Segment Revenues and Cost of Sales and Services
Internet services segment revenues increased 42.4% to $12.0 million in 2001 primarily due to growth in the average number of customers served. We had approximately 69,900 Internet subscribers at December 31, 2001 as compared to approximately 62,600 at December 31, 2000, of which approximately 26,500 are cable modem subscribers at December 31, 2001 as compared to approximately 16,000 at December 31, 2000. Approximately 850 cable modem subscribers were acquired from Rogers on November 19, 2001. Internet services allocable share of cable modem revenues increased $3.0 million to $4.1 million in 2001 as compared to 2000.

Internet services cost of sales and services increased 8.2% to $4.7 million in 2001. Internet services costs of sales as a percentage of Internet services revenues totaled 39.6% and 52.1% in 2001 and 2000, respectively. The Internet services costs of sales decrease as a percentage of Internet services revenues is primarily due to a $3.0 million increase in Internet's portion of cable modem revenue that generally has higher margins than do other Internet products. As Internet services revenues increase, economies of scale and more efficient network utilization continue to result in reduced Internet cost of sales and services as a percentage of Internet services revenues.

All Other Revenues and Cost of Sales and Services
All Other revenues increased $29.4 million to $42.8 million in 2001 primarily due to the $19.5 million fiber capacity sale in 2001, as described in note 1(o) in the accompanying Notes to Consolidated Financial Statements, and increased revenues from managed services to a certain customer and for management services sold to Kanas through the six month period ended June 30, 2001.

All Other costs of sales and services increased approximately $16.8 million to $26.9 million in 2001. The increase is primarily due to the $10.9 million in cost of sale for the fiber system capacity sale in 2001, as described in note 1(o) in the accompanying Notes to Consolidated Financial Statements, and increased costs associated with the sale of additional services to a certain customer.

All Other costs of sales and services as a percentage of All Other revenues, totaled 62.9% and 75.9% in 2001 and 2000, respectively. Excluding the 2001 fiber system capacity sale, cost of sales and services as a percentage of revenues totaled 68.9% and 75.9% in 2001 and 2000, respectively. The decrease is primarily due to the provision of management services to Kanas without a corresponding increase in cost of sales and services.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 16.6% to $116.5 million in 2001 and, as a percentage of total revenues, decreased from 34.2% in 2000 to 32.6% in 2001. Excluding the fiber capacity sale in 2001, selling, general and administrative expenses, as a percentage of total revenues, were 34.1% in 2001. The increase in selling, general and administrative expenses in 2001 is due to increased labor and health insurance costs, increased accrual of a company-wide success sharing bonus, and incremental new costs to operate GFCC (see note 3 to the accompanying Notes to Consolidated Financial Statements).

Marketing and advertising expenses as a percentage of total revenues decreased from 4.0% in 2000 to 3.4% in 2001. Excluding the fiber capacity sale in 2001, marketing and advertising expenses as a percentage of total revenues were 3.6% in 2001.

Bad Debt Expense
Bad debt expense decreased 14.6% to $4.3 million in 2002 and, as a percentage of total revenues, decreased from 1.7% in 2000 to 1.2% in 2001. Excluding revenues from the fiber system capacity sale in 2001, bad debt expense as a percentage of total revenues was 1.3% in 2001.

Depreciation and Amortization
Depreciation and amortization expense increased 9.9% to $55.7 million in 2001. The increase is attributable to our $43.7 million investment in equipment and facilities placed into service during 2000 for which a full year of depreciation was recorded during the year ended December 31, 2001 and the $68.0 million investment in equipment and facilities placed into service during the year ended December 31, 2001 for which a partial year of depreciation was recorded during 2001.

Other Expense, Net
Other expense, net of other income, decreased 17.1% to $32.3 million primarily due to a 19.7% decrease in interest expense to $31.2 million in 2001. This decrease resulted primarily from decreased interest rates in 2001 on our variable rate debt, a $943,000 net interest benefit earned in 2001 from our two interest rate swap agreements, decreased average outstanding long-term debt balances during the first six months of 2001 and a charge of $2.0 million to interest expense in 2000 to write-off previously capitalized interest expense. Partially offsetting these decreases were an increase in average outstanding indebtedness in the last six months of 2001 and an increase in our average outstanding capital lease obligation balances in the last six months of 2000.

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

Fluctuations in Quarterly Results of Operations

The following chart provides selected unaudited statement of operations data from our quarterly results of operations during 2002 and 2001:
                                                            (Amounts in thousands, except per share amounts)
                                                      -------------------------------------------------------------
                                                          First      Second       Third      Fourth       Total
                                                         Quarter     Quarter     Quarter     Quarter      Year
                                                      -------------------------------------------------------------
     2002
     ----
     Revenues:
       Long-distance services                      $      50,068      52,375      53,778      48,711     204,932
       Cable services                              $      21,346      21,919      22,057      23,366      88,688
       Local access services                       $       7,308       8,106       8,096       8,561      32,071
       Internet services                           $       3,573       3,912       3,927       4,172      15,584
       All Other services                          $       5,915       6,428       6,692       7,532      26,567
                                                      -------------------------------------------------------------
          Total revenues                           $      88,210      92,740      94,550      92,342     367,842
     Operating income (1)                          $      11,133       4,766      16,353      13,473      45,725
     Net income (loss) before income taxes (1)     $       3,858      (1,686)      8,662       1,488      12,322
     Net income (loss) (1)                         $       2,212      (1,103)      5,063         491       6,663
     Basic and diluted net income (loss) per
       common share (1)                            $       0.03       (0.03)        0.08        0.00        0.08

                                                            (Amounts in thousands, except per share amounts)
                                                      -------------------------------------------------------------
                                                          First      Second       Third      Fourth       Total
                                                         Quarter     Quarter     Quarter     Quarter      Year
                                                      -------------------------------------------------------------
     2001
     ----
     Revenues:
       Long-distance services                      $      46,236      49,851      53,892      50,715     200,694
       Cable services                              $      18,046      18,873      19,113      20,522      76,554
       Local access services                       $       5,958       6,183       6,397       6,691      25,229
       Internet services                           $       2,619       3,134       3,019       3,224      11,996
       All Other services (2)                      $      24,058       7,494       5,598       5,635      42,785
                                                      -------------------------------------------------------------
          Total revenues                           $      96,917      85,535      88,019      86,787     357,258
     Operating income (2)                          $      13,385       8,759      10,540       8,291      40,975
     Net income before income taxes                $       4,322         436       2,717       1,184       8,659
     Net income                                    $       2,423         166       1,527         473       4,589
     Basic net income (loss) per common share      $       0.04       (0.01)        0.02        0.00        0.05
     Diluted net income (loss) per common share (3)$       0.03       (0.01)        0.02        0.00        0.05

    --------------------
     1 The second and third quarters of 2002 include the provision of $9.7 million and $1.2 million, respectively, of bad debt expense for estimated uncollectible accounts from WorldCom.
     2 The first quarter of 2001 includes $19.5 million of revenue and $7.3 million of operating income (after deducting direct operating costs) from the sale of long-haul capacity in the Alaska United undersea fiber optic cable system.
     3 Due to rounding, the sum of quarterly net income (loss) per common share amounts does not agree to total year net income per common share amounts.
    --------------------

Overview of Revenues and Cost of Sales and Services
Total revenues for the quarter ended December 31, 2002 ("fourth quarter") were $92.3 million, representing a 2.3% decrease from $94.6 million for the quarter ended September 30, 2002 ("third quarter"). The long-distance services segment contributed to the decrease in total revenues, partially off-set by an increase in revenues from the cable services, local access services and Internet services segments and All Other Services.

Cost of sales and services increased from $30.4 million in the third quarter to $31.1 million in the fourth quarter. As a percentage of revenues, third and fourth quarter cost of sales and services totaled 32.1% and 33.7%, respectively. The cable services segment and All Other Services contributed to the increase in total cost of sales and services, partially off-set by decreases in cost of sales and services in the long-distance services, local access services and Internet services segments.

Long-distance Services Segment Revenues and Cost of Sales and Services
In the fourth quarter long-distance services segment revenues decreased 9.4% to $48.7 million. The decrease primarily resulted from a decrease in long-distance services revenues from residential, commercial, governmental, and other common carrier customers.

Revenues from other common carriers decreased 15.7% to $20.6 million primarily due to the following:

   o A decrease of approximately $1.6 million due to a loss of minutes carried for other common carriers. The decline in revenues and minutes is due in part to the substitution effects that are being experienced by other common carriers including WorldCom and Sprint. In the past, these effects on us were partially off-set by the strong growth in our wholesale other common carrier traffic. During the fourth quarter of 2002, in addition to expected seasonality, our wholesale other common carrier traffic was affected by the weak lower 48 economy and changes in the carrier market,
   o A 15.4% decrease in minutes carried for other common carriers to 189.9 million minutes,
   o A 0.3% decrease in the average rate per minute on minutes carried for other common carriers, and
   o A $920,000 incentive credit provided to an other common carrier customer in the fourth quarter of 2002.

Revenues from residential, commercial, and governmental customers decreased 17.8% to $11.2 million primarily due to the following:

   o A 7.4% decrease in the average rate per minute to $0.113 per minute paid by residential, commercial and governmental customers, and
   o A 2.5% decrease in retail minutes carried for residential, commercial and governmental customers to 73.8 million minutes

Long-distance revenues have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities.

Long-distance services cost of sales and services decreased 0.3% to $14.3 million in the fourth quarter. Long-distance services cost of sales and services as a percentage of long-distance services revenues increased from 26.8% in third quarter to 29.5% in fourth quarter primarily due to the following:

   o The $920,000 incentive credit provided during the fourth quarter as previously described,
   o The effect of seasonality which resulted in a decrease in long-distance service revenues in the fourth quarter with no corresponding decrease in certain fixed cost of sales and services,
   o Increased costs associated with additional transponder and network backup capacity incurred in the fourth quarter, and
   o Reduced revenues from WorldCom and Sprint of approximately $1.6 million in the fourth quarter, as described above. Some of these revenues have a lower cost of sales and services as a percentage of revenues as compared to revenues from other traffic we carry.

Cable Services Segment Revenues and Cost of Sales and Services
Cable services segment revenues increased 5.9% to $23.4 million and average gross revenue per average basic subscriber per month increased $3.16 or 5.7% in fourth quarter. Programming services revenues increased 4.2% to $17.7 million in fourth quarter resulting from the following:

   o Basic subscribers served increased approximately 1,500 to approximately 136,100 at December 31, 2002 as compared to September 30, 2002,
   o New facility construction efforts in 2002 resulted in approximately 1,000 additional homes passed, a 0.5% increase from September 30, 2002, and
   o Digital subscriber counts increased 7.0% to approximately 30,500 at December 31, 2002 as compared to September 30, 2002. Revenue from digital subscribers increased approximately 13.5% or $240,000 from 2001 to 2002.

The increase in number of basic subscribers is attributed primarily to the effects of normal seasonality.

Cable programming services revenues have historically been highest in the winter months because consumers spend more time at home and tend to watch more television during these months.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $151,000 to $2.3 million in fourth quarter due to an increased number of cable modems deployed.

Cable services cost of sales and services increased 2.6% to $5.9 million in fourth quarter as compared to the third quarter. Cable services cost of sales and services as a percentage of cable revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, decreased from 26.1% in the third quarter to 25.3% in the fourth quarter. Equipment rental and installation, cable services' allocable share of cable modem services and advertising sales revenues do not have corresponding costs of sales and services. The decrease in cable services cost of sales and services as a percentage of cable revenues is primarily due to an increase in the percentage of cable revenues earned from equipment rental and installation, cable services' allocable share of cable modem services, and advertising sales revenues from 23.1% in third quarter to 24.4% in fourth quarter. Increasing revenues from our new high value services are helping mitigate the effect of increasing programming costs on our margins.

Local Access Services Segment Revenues and Cost of Sales and Services
Local access services segment revenues increased $465,000 in the fourth quarter to $8.6 million primarily due to growth in the average number of customers served. At December 31, 2002 an estimated 96,100 lines were in service as compared to approximately 95,800 lines in service at September 30, 2002.

Local access services segment cost of sales and services decreased $90,000 to $5.2 million in the fourth quarter. Local access services segment cost of sales and services as a percentage of local access services segment revenues decreased from 65.9% in the third quarter to 61.2% in the fourth quarter.

Internet Services Segment Revenues and Cost of Sales and Services
Internet services segment revenues increased $245,000 to $4.2 million in the fourth quarter primarily due to growth in the number of customers served and the number of cable modems deployed. We had approximately 71,700 Internet subscribers at December 31, 2002 as compared to approximately 71,200 at September 30, 2002, of which approximately 36,200 are cable modem subscribers at December 31, 2002 as compared to approximately 33,000 at September 30, 2002. The Internet services segment's allocable share of cable modem revenues increased $118,000 to $1.8 million in the fourth quarter as compared to the third quarter.

Internet services cost of sales and services was $1.2 million in the third and fourth quarters, and as a percentage of Internet services revenues, totaled 31.3% and 29.2% in the third and fourth quarters, respectively.

All Other Revenues and Costs of Sales and Services
All Other revenues increased $840,000 to $7.5 million in the fourth quarter primarily due to the provision of additional services to and increased revenues from a certain customer.

All Other costs of sales increased $713,000 to $4.4 million in the fourth quarter, and as a percentage of All Other revenues, totaled 54.8% and 58.1% in the third and fourth quarters, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $725,000 to $32.9 million in the fourth quarter as compared to the third quarter. As a percentage of revenues, fourth quarter selling, general and administrative expenses were 35.7% as compared to 34.1% for the third quarter. The fourth quarter increase in selling, general and administrative expenses as a percentage of revenues is primarily due to increased labor costs.

Bad Debt Expense
Bad debt expense decreased $1.4 million to $250,000 in the fourth quarter as compared to the third quarter. As a percentage of revenues, fourth quarter bad debt expense was 0.3% as compared to 1.8% for the third quarter. The third quarter included a $1.2 million bad debt expense for uncollected accounts due from WorldCom; no additional bad debt expense for uncollected accounts due from WorldCom was recognized in the fourth quarter.

Other Expense, Net
Other expense, net of other income, increased 55.8% to $12.0 million due to the following:

   o A 20.5% increase in interest expense to $9.0 million in the fourth quarter as compared to the third quarter due to the increased interest rate paid on our new Senior Facility starting November 1, 2002,
   o Recognition of $2.3 million in unamortized deferred loan fees upon the refinance of our Senior Holdings Loan and Fiber Facility on November 1, 2002, and
   o Increased deferred loan fees from our Senior Facility starting November 1, 2002.

Net Income
We reported net income of $491,000 for the fourth quarter as compared to net income of $5.1 million for the third quarter. The decrease is primarily due to seasonal and other decreases in revenues without a corresponding decrease in cost of sales, and increased other expense, net of other income, in the fourth quarter as previously described, partially off-set by decreased income tax expense in the fourth quarter.

Liquidity and Capital Resources
Cash flows from operating activities totaled $74.5 million in 2002 as compared to $79.9 million in 2001. The decrease in 2002 is primarily due to the effect of the 2001 fiber system capacity sale partially offset by increased cash flow in 2002 from some of our segments. Uses of cash during 2002 include $65.1 million of expenditures for property and equipment, including construction in progress, principal payments of long-term borrowings and capital lease obligations of $17.3 million, payment of $3.1 million in notes receivable issued to related parties, and payment of preferred stock dividends of $2.0 million. Other sources of cash in 2002 include $14.8 million in long-term borrowings and receipt of $946,000 in repayments of notes receivable issued to related parties.

Net receivables decreased $4.2 million from December 31, 2001 to December 31, 2002 primarily due to decreases in trade receivables for broadband services provided to hospitals and health clinics and telecommunication services provided to other common carriers. The decrease in broadband trade receivables is due to a payment received in 2002 from the federal government. The decrease in other common carrier trade receivables is net of the allowance for amounts due from WorldCom preceding their filing for Chapter 11 bankruptcy, and due to the timing of payments received from a certain common carrier customer.

Working capital totaled $4.2 million at December 31, 2002, a $11.7 million increase in working capital as compared to a deficit of ($7.5) million as of December 31, 2001. The increase is primarily attributed to classification of $5.7 million of our Senior Holdings Loan as current maturities of long-term debt as of December 31, 2001. The Senior Holdings Loan and Fiber Facility were subject to a refinancing agreement on November 1, 2002 as further described below, resulting in the classification of all such debt as long-term at December 31, 2002.

On November 1, 2002 we closed our $225.0 million bank facility ("Senior Facility") to refinance the Senior Holdings Loan and Fiber Facility. The Senior Holdings Loan and Fiber Facility had balances of approximately $120.1 million and $60.0 million, respectively, at November 1, 2002. The Senior Facility includes a term loan of $175.0 million and a revolving credit facility of $50.0 million. The Senior Facility matures on November 1, 2004 and bears interest at LIBOR plus 6.50%. We are required to pay a commitment fee equal to 1.5% per annum on the unused portion of the commitment. If the unused revolver is more than $25.0 million the commitment fee increases to 2.0% per annum on the unused portion of the commitment. We recognized $116,000 in commitment fee expense during the year ended December 31, 2002.

On November 30, 2003 we are required to prepay the term loan in an amount equal to 50% of the amount by which earnings before interest, taxes, depreciation, and amortization exceeds certain fixed charges as defined in the Senior Facility agreement ("Excess Cash Flow") during the year ended September 30, 2003. On May 30, 2004 we are required to prepay the term loan in an amount equal to 50% of the Excess Cash Flow during the six months ended March 31, 2004. The prepayment required on November 30, 2003, if any, may be funded by a draw on the revolving credit facility.

The Senior Facility contains, among others, covenants limiting additional indebtedness and except for cash dividends on existing outstanding preferred stock, prohibits any direct or indirect distribution, dividend, redemption or other payment to any person on account of any general or limited partnership interest in, or shares of capital stock or other securities of GCI, Inc. and subsidiaries. Under the Senior Facility we may not allow the:

   o Ratio of total indebtedness to annualized operating cash flow to be greater than 4.5:1,
   o Ratio of senior secured indebtedness to annualized operating cash flow to be greater than 2.25:1, and
   o Ratio of annualized operating cash flow to total interest expense to be less than 2.50:1.

Capital expenditures, other than those incurred to build additional fiber optic cable system capacity, in any of the years ended September 30, 2003, March 31, 2004 and September 30, 2004 may not exceed:

   o   $25.0 million, plus
   o 50% of any Excess Cash Flow during the applicable period less certain permitted investments of up to $5.0 million during the applicable period.

The Senior Facility allows the issuance of up to $58 million of subordinated debt, the proceeds of which could be used for the acquisition of backup fiber facilities.

We expect our 2003 expenditures for property and equipment for our core operations, including construction in progress, will total $40 million to $55 million.

$3.0 million of the Senior Facility has been used to provide a letter of credit to secure payment of certain access charges associated with our provision of telecommunications services within the State of Alaska.

The term loan is fully drawn and we have drawn $2.7 million against the revolving credit facility plus a $3.0 million letter of credit, which leaves $44.3 million available at December 31, 2002 to draw under the revolving credit facility if needed. The new facility provides us the flexibility to continue to pursue opportunities in the marketplace, however we are not planning to draw down the facility as we expect to continue investing only a portion of what we generate in cash flow in additional capital expenditures for our core business operations.

In connection with the funding of the Senior Facility, we paid bank fees and other expenses of approximately $7,141,000 during the year ended December 31, 2002 which will be charged to Deferred Loan Fee Expense over the life of the agreement. We funded $6,809,000 of the bank fees and other expenses by a draw on the Senior Facility.

On January 3, 2001 we entered into an interest rate swap agreement to convert $50 million in 9.75% fixed rate to variable rate debt. This interest rate swap agreement was called by the counter party at no cost and terminated on August 1, 2002.

Effective September 21, 2001, we entered into an interest rate swap agreement to convert $25 million of variable interest rate debt equal to the 90 day LIBOR rate plus 334 basis points to 3.98% fixed rate debt plus applicable margins. Terms of the interest rate swap mirror the underlying variable rate debt, except the interest rate swap terminates on September 21, 2004.

We were in compliance with all loan covenants at December 31, 2002.

Our semi-annual Senior Notes interest payment of $8.8 million was due February 1, 2003 and was paid in full at that time out of existing cash balances. Our next Senior Notes interest payment of $8.8 million is due August 1, 2003.

Our expenditures for property and equipment, including construction in progress, totaled $65.1 million and $65.6 million during 2002 and 2001, respectively. Our capital expenditures requirements are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2003 expenditures for property and equipment for our core operations, including construction in progress, to total $40 million to $55 million, depending on available opportunities and the amount of cash flow we generate during 2003. That number excludes any investment we may make with respect to additional undersea fiber capacity. Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, supplementation of our existing network backup facilities, continuing development of our Personal Communication Services, or PCS, network, cable telephony, and upgrades to our cable television plant.

The financial, credit and economic impacts of WorldCom's bankruptcy filing on the industry in general and on us in particular are not yet fully understood and are not predictable. We currently cannot predict the timing or amount that WorldCom will pay on outstanding balances due us as of their bankruptcy filing date of July 21, 2002. Unpaid balances due from WorldCom for services rendered prior to their filing date total approximately $12.9 million at December 31, 2002, against which we have reserved $11.6 million. We believe that payment for services provided to WorldCom subsequent to their bankruptcy filing date will continue to be made timely, consistent with our status in WorldCom's filing as a key service provider or utility to WorldCom.

A conversion of WorldCom's bankruptcy petition to Chapter 7, unfavorable reaffirmation of our pre-filing contracts and agreements with WorldCom, or a migration of WorldCom's traffic off our network without it being replaced by other common carriers that interconnect with our network, could have a materially adverse impact on our financial position, results of operations and liquidity.

Dividends earned on our Series B preferred stock are payable at the semi-annual payment dates of April 30 and October 31 of each year. The determination of whether the dividend due on April 30, 2003 will be paid in cash or additional fully paid shares of Series B preferred stock will be made on or before the due date. Dividends earned on our Series B preferred stock are payable in cash only beginning October 31, 2003. Redemption is required on April 30, 2011.

Dividends earned on our Series C preferred stock are payable in cash quarterly. We may redeem the Series C preferred stock at any time in whole but not in part. Mandatory redemption is required at any time after June 30, 2005 at the option of holders of 80% of the outstanding shares of the Series C preferred stock. The redemption price is $1,000 per share plus the amount of all accrued and unpaid dividends, whether earned or declared, through the redemption date.

The long-distance, local access, cable, Internet and wireless services industries continue to experience substantial competition, regulatory uncertainty, and continuing technological changes. Our future results of operations will be affected by our ability to react to changes in the competitive and regulatory environment and by our ability to fund and implement new or enhanced technologies. We are unable to determine how competition, economic conditions, and regulatory and technological changes will affect our ability to obtain financing.

The telecommunications industry in general is depressed due to high levels of competition in the long-distance market resulting in pressures to reduce prices, an oversupply of long-haul capacity, excessive debt loads, several high-profile company failures and potentially fraudulent accounting practices by some companies. Our ability to refinance existing debt and to obtain new debt under acceptable terms and conditions in the short-term and long-term may be diminished as a result.

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

New Accounting Standards
In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We will adopt this statement January 1, 2003. Upon adoption, we expect to record a cumulative effect of approximately $910,000 as a decrease in equity due to a change in accounting principle, and expect to record an asset retirement obligation of approximately $1.6 million and capitalized costs of approximately $650,000.

In July 2002, the FASB issued SFAS No 146, "Accounting for Costs Associated with Exit or Disposal Activities". Upon adoption of SFAS 146, enterprises may only record exit or disposal costs when they are incurred and can be measured at fair value. The recorded liability will be subsequently adjusted for changes in estimated cash flows. SFAS 146 revises accounting for specified employee and contract terminations that are part of restructuring activities. We will adopt this statement January 1, 2003 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and annual statement disclosure requirements of SFAS No. 148 have been adopted for the year ended December 31, 2002. The interim statement disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. We have elected to continue to apply the intrinsic-value method.

Critical Accounting Policies
Our accounting and reporting policies comply with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under generally accepted accounting principles. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with the Company's Audit Committee.

Those policies considered to be critical accounting policies for the year ended December 31, 2002 are described below.

   o We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate or if they are unable to emerge from reorganization proceedings, resulting in an impairment of their ability to make payments, additional allowances may be required. If their financial condition improves or they emerge successfully from reorganization proceedings, allowances may be reduced. Such allowance changes could have a material effect on our consolidated financial condition and results of operations. Refer to Note 11 in the accompanying Notes to Consolidated Financial Statements for additional information regarding our provision of a $11.6 million allowance for WorldCom receivable balances.

   o We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill and indefinite-lived assets such as our cable segment franchise agreements are no longer amortized but are subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using the straight-line method, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future using a discounted cash flow analysis. Additionally, estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, performance compared to peers, material and ongoing negative economic trends, and specific industry or market sector conditions. In determining the reasonableness of cash flow estimates, we review historical performance of the underlying asset or similar assets in an effort to improve assumptions utilized in our estimates. In assessing the fair value of reportable operating segments, we may consider other information to validate the reasonableness of our valuations including public market comparables, multiples of recent mergers and acquisitions of similar businesses and third-party assessments. These evaluations could result in a change in useful lives in future periods and could result in write-down of the value of intangible assets. Because of the significance of the identified intangible assets and goodwill to our consolidated balance sheet, the annual impairment analysis will be critical. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated financial condition and results of operations. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding intangible assets.

   o We estimate unbilled long-distance segment cost of sales based upon minutes of use carried through our network and established rates. We estimate unbilled costs for new circuits and services, and when network changes occur that result in traffic routing changes or a change in carriers. Carriers that provide service to us regularly change their networks which can lead to new, revised or corrected billings. Such estimates are revised or removed when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. Revisions to previous estimates could either increase or decrease costs in the year in which the estimate is revised which could have a material effect on our consolidated financial condition and results of operations.

   o Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." We have recorded deferred tax assets of approximately $76.9 million associated with income tax net operating losses that were generated from 1980 to 2002, and that expire from 2005 to 2022. Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of approximately $1.9 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. In conjunction with certain 1996 acquisitions, we determined that approximately $20 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses. Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. We have not recorded a valuation allowance on the deferred tax assets as of December 31, 2002 based on management's belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations. Refer to Note 7 in the accompanying Notes to Consolidated Financial Statements for additional information regarding income taxes.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Polices related to revenue recognition (including fiber sales transactions) and financial instruments require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Significant accounting policies are discussed in Note 1 in the accompanying Notes to Consolidated Financial Statements.

Geographic Concentration and the Alaska Economy
We offer voice and data telecommunication and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and of our operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. In fiscal 2002 the State's preliminary actual results indicate that Alaska's oil revenues and federal funding supplied 47% and 44%, respectively, of the state's total revenues. All of the federal funding is dedicated for specific purposes, leaving oil revenues as the primary funding source of general operating expenditures. In fiscal 2003 state economists forecast that Alaska's federal funding and oil revenues will supply 44% and 35%, respectively, of the state's total projected revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of
1.003 million barrels produced per day in fiscal 2002. The state forecasts the production of 0.994 million barrels per day in fiscal 2003, and a production rate slightly above 1.0 million barrels per day starting in fiscal 2008. The state attributes the production rate increase to future development of recent discoveries in the National Petroleum Reserve Alaska and other new fields.

Market prices for North Slope oil averaged $21.78 in fiscal 2002 and are forecasted to average $25.94 in fiscal 2003. State economists forecast the average price of North Slope oil to decline to $23.25 in fiscal 2004. The closing price per barrel was $35.61 on February 25, 2003. The state's forecasted 2003 average oil price assumes there will not be a war with Iraq. If there is a war, the state expects oil prices to increase to over $30 per barrel in 2003 with a price decrease after a war, as Iraq may increase its own oil production to raise needed cash to rebuild the country. To the extent that actual oil prices vary materially from the state's projected prices the state's projected revenues and deficits will change. Every $1 change in the price of oil results in a $50.0 to $60.0 million change in the state's revenue. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

The State of Alaska maintains the Constitutional Budget Reserve Fund that is intended to fund budgetary shortfalls. If the state's current projections are realized, the Constitutional Budget Reserve Fund will be depleted in 2005. The date the Constitutional Budget Reserve Fund is depleted is highly influenced by the price of oil. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance the budget. The governor of the State of Alaska and the Alaska legislature continue to pursue cost cutting and revenue enhancing measures. The governor submitted a budget proposal to the Alaska Legislature on March 5, 2003 that includes a number of cost reductions totaling over $189 million, and proposes increased revenues totaling over $100 million through, among other things, increased user fees, license fees, motor fuel tax, gaming fees, and filing fees.

In 2002 the Alaska Legislature passed and the Governor signed legislation that, among other things, increased certain alcohol beverage taxes, increased the state minimum wage to $7.15 per hour (adjusted for inflation in future years), and extended the termination date of the RCA one year to June 30, 2003. The Governor has proposed legislation to the Alaska Legislature requesting that the RCA be extended for an additional four years.

Tourism, air cargo, and service sectors have helped offset the prevailing pattern of oil industry downsizing that has occurred during much of the last several years. Funds from federal sources totaling $2.3 billion are expected to be distributed to the State of Alaska for highways and other federally supported projects in fiscal 2003.

Should new oil discoveries or developments not materialize or the price of oil become depressed, the long term trend of continued decline in oil production from the Prudhoe Bay area is inevitable with a corresponding adverse impact on the economy of the state, in general, and on demand for telecommunications and cable television services, and, therefore, on us, in particular. In the past year, there has been a renewed effort to allow exploration and development in the Arctic National Wildlife Refuge ("ANWR"). The U.S. Energy Information Agency estimates it could take nine years to begin oil field drilling after approval of ANWR exploration.

Deployment of a natural gas pipeline from the State of Alaska's North Slope to the Lower 48 states has been proposed to supplement natural gas supplies. A competing natural gas pipeline through Canada has also been proposed. The economic viability of a natural gas pipeline depends upon the price of and demand for natural gas. Either project could have a positive impact on the State of Alaska's revenues and the Alaska economy. According to their public comments, neither Exxon Mobil, BP nor Conoco Phillips, Alaska's large natural gas owners, believe either natural gas pipeline makes financial sense based upon their preliminary analysis, though BP and Conoco Phillips have proposed certain federal income tax incentives that would take effect if the price for Alaska natural gas goes below a certain level. The governor of the State of Alaska and certain natural gas transportation companies continue to support a natural gas pipeline from Alaska's North Slope by trying to reduce the project's costs and by advocating for federal tax incentives to further reduce the project's costs. In April 2002 the U.S. Senate passed an energy bill mandating, among other items, federal tax incentives for a natural gas pipeline from the North Slope to the Lower 48. This energy bill lapsed during the subsequent congressional adjournment.

Development of the ballistic missile defense system project may have a significant impact on Alaskan telecommunication requirements and the Alaska economy. The proposed system would be a fixed, land-based, non-nuclear missile defense system with a land and space based detection system capable of responding to limited strategic ballistic missile threats to the United States. The preferred alternative is deployment of a system with up to 100 ground-based interceptor silos and battle management command and control facilities at Fort Greely, Alaska; and an X-Band Radar at Eareckson Air Station on Shemya Island, Alaska.

The U.S. Army Corps of Engineers awarded a construction contract in 2002 for test bed facilities. The contract is reported to contain basic requirements and various options that could amount to $250 million in construction, or possibly more, if all items are executed. Site preparation has been underway at Fort Greely since August of 2001 and construction began on the Fort Greely test bed shortly after the June 15, 2002 groundbreaking. The test bed is due to be operational by September 30, 2004.

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market. The customer base in Alaska is limited, however, with a population of approximately 644,000 people. The State of Alaska's population is distributed as follows:

    o  42% are located in the Municipality of Anchorage,
    o  13% are located in the Fairbanks North Star Borough,
    o  10% are located in the Matanuska-Susitna Borough, and
    o  5% are located in the City and Borough of Juneau.

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

Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

Schedule of Certain Contractual Obligations

The following table details future projected payments associated with our significant contractual obligations as of December 31, 2002 (amounts in thousands).
                                                             Payments Due by Period
                                            --------------------------------------------------------
                                                        Less than    1 to 3     4 to 5     More Than
                                               Total     1 Year      Years      Years       5 Years
                                            ---------- ----------- --------- ------------ ----------
   Long-term debt                          $  357,700       ---     177,700    180,000         ---
   Interest on long-term debt                  87,750    17,550      35,100     35,100         ---
   Capital lease obligations, including
     interest                                  68,943     5,115      19,845     18,536      25,447
   Operating lease commitments                 67,673    11,780      18,607     12,878      24,408
   Redeemable preferred stocks                 27,298       ---      10,150        ---      17,148
                                            ---------- ----------- --------- ------------ ----------
     Total contractual obligations         $  609,364    34,445     261,402    246,514      67,003
                                            ========== =========== ========= ============ ==========

For long-term debt included in the above table, we have included principal payments on our Senior Facility and our Senior Notes. Interest on amounts outstanding under our Senior Facility is based on variable rates and therefore the amount is not determinable. Our Senior Notes require semi-annual interest payments of approximately $8.78 million through 2007. For a discussion of our long-term debt, see note 6 to the Notes to Consolidated Financial Statements included in Part II of this Report.

For a discussion of our capital and operating leases, see note 12 to the Notes to Consolidated Financial Statements included in Part II of this Report.

We have included only the maturity redemption amount on our Series B and C preferred stock (cash dividends are excluded). Our Series B preferred stock is convertible at $5.55 per share into GCI Class A common stock. Through April 30, 2003, dividends are payable semi-annually at the rate of 8.5%, plus accrued but unpaid dividends, at our option, in cash or in additional fully-paid shares of Series B preferred stock. Dividends earned after April 30, 2003, are payable semi-annually in cash only. Mandatory redemption is required 12 years from the date of closing. Our Series C preferred stock is convertible at $12 per share into GCI Class A common stock, is non-voting, and pays a 6% per annum quarterly cash dividend. We may redeem the Series C preferred stock at any time in whole but not in part. Mandatory redemption is required at any time after the fourth anniversary date at the option of holders of 80% of the outstanding shares of the Series C preferred stock. For more information about our redeemable preferred stock, see note 1(e) to the Notes to Consolidated Financial Statements included in Part II of this Report.

Regulatory Developments
You should read Part I, Item 1 Business, Regulation, Franchise Authorizations and Tariffs for more information about regulatory developments affecting us.

Inflation
We do not believe that inflation has a significant effect on our operations.

Audit Committee
The Audit Committee, composed entirely of outside directors, meets periodically with our independent auditors and management to review the Company's financial statements and the results of audit activities. The Audit Committee, in turn, reports to the Board of Directors on the results of its review and recommends the selection of independent auditors.

The Audit Committee has approved the independent auditor to provide the following services:

   o Audit (audit of financial statements filed with the SEC, quarterly reviews, comfort letters, consents, review of registration statements, accounting consultations); and
   o Audit-related (employee benefit plan audits and accounting consultation on proposed transactions).


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We do not hold derivatives for trading purposes.

Our new Senior Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 6.5%. Should the Libor rate change, our interest expense will increase or decrease accordingly. On September 21, 2001, we entered into an interest rate swap agreement to convert $25.0 million of variable interest rate debt to 3.98% fixed rate debt plus applicable margin. As of December 31, 2002, we have borrowed $177.7 million of which $152.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $1,527,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of December 31, 2002, we have borrowed $44.9 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $449,000 in additional gross interest cost on an annualized basis.


Item 8.  Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on Page 98. The financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this Report.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.



                                    Part III

Items 10, 11, 12 and 13 are incorporated herein by reference from our Proxy Statement for our 2003 Annual Shareholders' meeting.

Item 14.  Controls and Procedures

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

We may enhance, modify, and supplement internal controls and disclosure controls and procedures based on experience.

                                     Part IV
Item 15.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

     (a)(l) Consolidated Financial Statements                                                             Page No.
                                                                                                          --------
           Included in Part II of this Report:

                  Independent Auditors' Report..............................................................98

                  Consolidated Balance Sheets, December 31, 2002 and 2001...................................99 -- 100

                  Consolidated Statements of Operations,
                     Years ended December 31, 2002, 2001 and 2000...........................................101

                  Consolidated Statements of Stockholders' Equity,
                     Years ended December 31, 2002, 2001 and 2000...........................................102 -- 103

                  Consolidated Statements of Cash Flows,
                     Years ended December 31, 2002, 2001 and 2000...........................................104

                  Notes to Consolidated Financial Statements................................................105 -- 139

     (a)(2) Consolidated Financial Statement Schedules

           Included in Part IV of this Report:

                  Independent Auditors' Report..............................................................145

                  Schedule VIII - Valuation and Qualifying Accounts,
                     Years ended December 31, 2002, 2001 and 2000...........................................146

     (b) Exhibits...........................................................................................140

     Other schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


The Board of Directors
General Communication, Inc.:

We have audited the accompanying consolidated balance sheets of General Communication, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Communication, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



                                    /s/

                                    KPMG LLP

Anchorage, Alaska
February 26, 2003

                                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                                                                      December 31,
                                           ASSETS                                                   2002        2001
-------------------------------------------------------------------------------------------    ----------- ------------
                                                                                                (Amounts in thousands)
Current assets:
   Cash and cash equivalents                                                                   $   11,940      11,097
                                                                                                ----------- -----------
   Receivables:
     Trade                                                                                         63,111      58,895
     Employee                                                                                         391         358
     Other                                                                                          3,093       1,678
                                                                                                ----------- -----------
                                                                                                   66,595      60,931
   Less allowance for doubtful receivables                                                         14,010       4,166
                                                                                                ----------- -----------
       Net receivables                                                                             52,585      56,765
                                                                                                ----------- -----------

   Prepaid and other current assets                                                                 9,171       3,061
   Deferred income taxes, net                                                                       8,509       4,690
   Property held for sale                                                                           1,037         481
   Notes receivable from related parties                                                              697         182
   Inventories                                                                                        400         542
                                                                                                ----------- -----------

       Total current assets                                                                        84,339      76,818
                                                                                                ----------- -----------
Property and equipment in service, at cost:
   Land and buildings                                                                               2,982       3,116
   Telephony distribution systems                                                                 344,566     335,238
   Cable television distribution systems                                                          149,415     134,697
   Support equipment                                                                               39,807      46,013
   Transportation equipment                                                                         5,687       4,890
   Property and equipment under capital leases                                                     51,770      50,771
                                                                                                ----------- -----------
                                                                                                  594,227     574,725
   Less accumulated depreciation                                                                  212,833     178,838
                                                                                                ----------- -----------
     Net property and equipment in service                                                        381,394     395,887
   Construction in progress                                                                        16,958      11,041
                                                                                                ----------- -----------
       Net property and equipment                                                                 398,352     406,928
                                                                                                ----------- -----------

Cable certificates, net of amortization of $26,884,000 at December 31, 2002 and 2001              191,132     191,132
Goodwill, net of amortization of $7,200,000 at December 31, 2002 and 2001                          41,972      40,940
Other intangible assets, net of amortization of $1,807,000 and $1,252,000 at December 31,
   2002 and 2001, respectively                                                                      2,689       3,387
Deferred loan and senior notes costs, net of amortization of $4,110,000 and $5,568,000 at
   December 31, 2002 and 2001, respectively                                                         9,961       7,630
Notes receivable from related parties                                                               5,142       3,246
Other assets, at cost, net of amortization of $65,000 and $70,000 at December
   31, 2002 and 2001, respectively                                                                  5,195       4,598
                                                                                                ----------- -----------
       Total other assets                                                                         256,091     250,933
                                                                                                ----------- -----------
       Total assets                                                                            $  738,782     734,679
                                                                                                =========== ===========

See accompanying notes to consolidated financial statements.


                                       99                            (Continued)

                                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                   (Continued)

                                                                                                      December 31,
                            LIABILITIES AND STOCKHOLDERS' EQUITY                                    2002        2001
-------------------------------------------------------------------------------------------    ------------ -----------
                                                                                                (Amounts in thousands)
Current liabilities:
   Current maturities of long-term debt and obligations under capital leases                   $    1,857       7,346
   Accounts payable                                                                                33,605      36,464
   Deferred revenue                                                                                18,290      11,129
   Accrued payroll and payroll related obligations                                                 11,821      15,289
   Accrued interest                                                                                 7,938       8,049
   Accrued liabilities                                                                              5,763       4,938
   Subscriber deposits                                                                                889       1,121
                                                                                                ----------- -----------
     Total current liabilities                                                                     80,163      84,336

Long-term debt, excluding current maturities                                                      357,700     346,000
Obligations under capital leases, excluding current maturities                                     44,072      44,933
Obligation under capital lease due to related party, excluding current maturities                     703         703
Deferred income taxes, net of deferred income tax benefit                                          16,061      25,069
Other liabilities                                                                                   4,956       4,339
                                                                                                ----------- -----------
     Total liabilities                                                                            503,655     505,380
                                                                                                ----------- -----------

Redeemable preferred stock                                                                         26,907      26,907
                                                                                                ----------- -----------
Stockholders' equity:
   Common stock (no par):
     Class A.  Authorized 100,000,000 shares; issued 51,795,187 and 50,967,196 shares at
       December 31, 2002 and 2001, respectively                                                   199,903     195,647

     Class B. Authorized 10,000,000 shares; issued 3,874,607 and 3,882,843 shares at December 31, 2002 and 2001, respectively; convertible on a
       share-per-share basis into Class A common stock                                              3,274       3,281

     Less cost of 316,554 and 296,554 Class A common shares held in treasury at December
       31, 2002 and 2001, respectively                                                             (1,836)     (1,659)

  Paid-in capital                                                                                  11,222      10,474
  Notes receivable with related parties issued upon stock option exercise                          (5,650)     (2,588)
  Retained earnings (deficit)                                                                       1,847      (2,771)
  Accumulated other comprehensive income (loss)                                                      (540)          8
                                                                                                ----------- -----------
     Total stockholders' equity                                                                   208,220     202,392
                                                                                                ----------- -----------
     Commitments and contingencies
     Total liabilities and stockholders' equity                                                $  738,782     734,679
                                                                                                =========== ===========

See accompanying notes to consolidated financial statements.

                                                GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                Years ended December 31, 2002, 2001 and 2000

                                                                              2002              2001             2000
                                                                         -------------     ------------     -------------
                                                                         (Amounts in thousands, except per share amounts)

Revenues                                                                $    367,842           357,258          292,605

Cost of sales and services                                                   123,564           139,793          119,712
Selling, general and administrative expenses                                 129,029           116,536           99,908
Bad debt expense                                                              13,124             4,279            5,010
Depreciation and amortization expense                                         56,400            55,675           50,655
                                                                         -------------     ------------     -------------
   Operating income                                                           45,725            40,975           17,320
                                                                         -------------     ------------     -------------
Other income (expense):
  Interest expense                                                           (29,316)          (31,208)         (38,845)
  Deferred loan and senior notes fee expense                                  (4,612)           (1,402)          (1,317)
  Interest income                                                                525               294              702
  Gain on sale of property and equipment                                         ---               ---              491
                                                                         -------------     ------------     -------------
     Other expense, net                                                      (33,403)          (32,316)         (38,969)
                                                                         -------------     ------------     -------------

   Net income (loss) before income taxes                                      12,322             8,659          (21,649)

Income tax (expense) benefit                                                  (5,659)           (4,070)           8,415
                                                                         -------------     ------------     -------------

      Net income (loss)                                                 $      6,663             4,589          (13,234)
                                                                         =============     ============     =============

Basic and diluted net income (loss) per common share:                   $       0.08              0.05            (0.29)
                                                                         =============     ============     =============

See accompanying notes to consolidated financial statements.

                                                   GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                                                       Notes
                                                                 Class A             Receivable             Accumulated
                                              Class A   Class B  Shares               Issued to  Retained      Other
                                              Common    Common   Held in    Paid-in   Related    Earnings  Comprehensive
 (Amounts in thousands)                       Stock     Stock    Treasury   Capital   Parties   (Deficit)     Income         Total
                                          ------------------------------------------------------------------------------------------
 Balances at December 31, 1999               $176,740   3,422     (1,607)    6,343    (2,167)      9,817        ---         192,548
 Net loss                                         ---     ---        ---       ---       ---     (13,234)       ---         (13,234)
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                       ---     ---        ---       640       ---         ---        ---             640
 Class B shares converted to Class A              123    (123)       ---       ---       ---         ---        ---             ---
 Shares issued under stock option plan
   and notes issued upon stock option
   exercise                                     1,213     ---        ---       ---      (809)        ---        ---             404
 Amortization of the excess of GCI stock
   market value over stock option
   exercise cost on date of stock option
   grant                                          ---     ---        ---       385       ---         ---        ---             385
 Shares issued upon warrant exercise            1,381     ---        ---       ---       ---         ---        ---           1,381
 Shares issued to Employee Stock
   Purchase Plan                                3,249     ---        ---       ---       ---         ---        ---           3,249
 Purchase of treasury stock                       ---     ---        (52)      ---       ---         ---        ---             (52)
 Preferred stock series B dividends               ---     ---        ---       ---       ---      (1,841)       ---          (1,841)
                                          ------------------------------------------------------------------------------------------
 Balances at December 31, 2000               $182,706   3,299     (1,659)    7,368    (2,976)     (5,258)       ---         183,480

 Net income                                       ---     ---        ---       ---       ---       4,589        ---           4,589
 Change in fair value of cash flow
   hedge, net of income tax expense of $5         ---     ---        ---       ---       ---         ---          8               8
                                                                                                                         -----------
 Comprehensive income                             ---     ---        ---       ---       ---         ---        ---           4,597
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                       ---     ---        ---     2,317       ---         ---        ---           2,317
 Class B shares converted to Class A               18     (18)       ---       ---       ---         ---        ---             ---
 Shares issued under stock option plan          4,182     ---        ---       ---      (300)        ---        ---           3,882
 Amortization of the excess of GCI stock
   market value over stock option
   exercise cost on date of stock option
   grant                                          ---     ---        ---       789       ---         ---        ---             789
 Shares issued to Employee Stock
   Purchase Plan                                  688     ---        ---       ---       ---         ---        ---             688
 Acquisition of G.C. Cablevision, Inc.
   net assets and customer base                 2,388     ---        ---       ---       ---         ---        ---           2,388
 Series B preferred stock converted to
   Class A common stock                         5,665     ---        ---       ---       ---         ---        ---           5,665
 Payment received on note issued upon
   officer stock option exercise                  ---     ---        ---       ---       688         ---        ---             688
 Preferred stock series B dividends               ---     ---        ---       ---       ---      (1,801)       ---          (1,801)
 Preferred stock series C dividends               ---     ---        ---       ---       ---        (301)       ---            (301)
                                          ------------------------------------------------------------------------------------------
 Balances at December 31, 2001               $195,647   3,281     (1,659)   10,474    (2,588)     (2,771)         8         202,392
                                          ------------------------------------------------------------------------------------------

                                      102                            (Continued)

                                                   GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                                    (Continued)
                                                                                       Notes
                                                                 Class A             Receivable             Accumulated
                                              Class A   Class B  Shares               Issued to  Retained      Other
                                              Common    Common   Held in    Paid-in   Related    Earnings  Comprehensive
 (Amounts in thousands)                       Stock     Stock    Treasury   Capital   Parties   (Deficit)  Income (Loss)     Total
                                          ------------------------------------------------------------------------------------------

 Balances at December 31, 2001               $195,647   3,281     (1,659)   10,474    (2,588)     (2,771)         8         202,392
 Net income                                       ---     ---        ---       ---       ---       6,663        ---           6,663
 Change in fair value of cash flow
   hedge, net of income tax benefit of
   $459                                           ---     ---        ---       ---       ---         ---       (548)           (548)
                                                                                                                         -----------
 Comprehensive income                             ---     ---        ---       ---       ---         ---        ---           6,115
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                       ---     ---        ---       319       ---         ---        ---             319
 Class B shares converted to Class A                7      (7)       ---       ---       ---         ---        ---             ---
 Shares issued under stock option plan          3,372     ---        ---       ---    (3,062)        ---        ---             310
 Amortization of the excess of GCI stock
   market value over stock option
   exercise cost on date of stock option
   grant                                          ---     ---        ---       429       ---         ---        ---             429
 Shares issued to Employee Stock
   Purchase Plan                                  791     ---        ---       ---       ---         ---        ---             791
 Shares issued to acquire minority
   shareholders' interest in GFCC                  86     ---        ---       ---       ---         ---        ---              86
 Purchase of treasury stock                       ---     ---       (177)      ---       ---         ---        ---            (177)
 Preferred stock series B dividends               ---     ---        ---       ---       ---      (1,445)       ---          (1,445)
 Preferred stock series C dividends               ---     ---        ---       ---       ---        (600)       ---            (600)
                                          ------------------------------------------------------------------------------------------
 Balances at December 31, 2002               $199,903   3,274     (1,836)   11,222    (5,650)      1,847       (540)        208,220
                                          ==========================================================================================

See accompanying notes to consolidated financial statements

                                                GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                                                         2002          2001         2000
                                                                                      ----------    ---------    ---------
                                                                                             (Amounts in thousands)
Cash flows from operating activities:
   Net income (loss)                                                                 $   6,663         4,589      (13,234)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                      56,400        55,675       50,655
     Amortization charged to selling, general and administrative expense                   ---           ---          554
     Deferred loan cost expense                                                          4,612         1,402        1,317
     Non-cash cost of sales                                                                ---        10,877          ---
     Deferred income tax expense (benefit)                                               5,754         3,958       (8,415)
     Deferred compensation and compensatory stock options                                  978         1,191          982
     Bad debt expense, net of write-offs                                                 9,844         1,294          983
     Employee Stock Purchase Plan expense funded with issuance of General
        Communication, Inc. Class A common stock                                           791           ---        2,773
     Write-off of capitalized interest                                                     ---           170        1,955
     Gain on sale of property and equipment                                                ---           ---         (491)
     Other noncash income and expense items                                                 90           (44)         356
     Change in operating assets and liabilities                                        (10,654)          815        5,919
                                                                                      ----------    ---------    ---------
       Net cash provided by operating activities                                        74,478        79,927       43,354
                                                                                      ----------    ---------    ---------

Cash flows from investing activities:
   Purchases of property and equipment, including construction period interest         (65,140)      (65,638)     (50,873)
   Proceeds from sale of property and equipment                                            ---           ---          802
   Acquisition of Rogers net of cash received                                              ---       (18,533)         ---
   Advances and billings to Kanas                                                          ---        (5,404)         ---
   (Payment) refund of deposit                                                             ---        (1,200)       9,100
   Purchases of other assets and intangible assets                                      (1,657)       (1,096)      (2,957)
   Payments received on notes receivable from related parties                              946         1,065          455
   Notes receivable issued to related parties                                           (3,055)         (959)        (971)
   Purchases of and additions to property held for sale                                    (38)         (101)      (1,550)
                                                                                      ----------    ---------    ---------
       Net cash used in investing activities                                           (68,944)      (91,866)     (45,994)
                                                                                      ----------    ---------    ---------

Cash flows from financing activities:
   Long-term borrowings - bank debt                                                     14,766        29,000        5,000
   Repayments of long-term borrowings and capital lease obligations                    (17,279)      (13,667)     (11,151)
   Proceeds from common stock issuance, net of notes receivable from related
      parties issued upon stock option exercise                                            396         3,882        1,706
   Payment of preferred stock dividends                                                 (2,045)       (2,200)         ---
   Payment received on note receivable from related parties issued upon stock
      option exercise                                                                      ---           688          ---
   Payment of debt issuance costs                                                         (352)         (629)        (635)
   Purchase of treasury stock                                                             (177)          ---          (52)
                                                                                      ----------    ---------    ---------
       Net cash provided by (used in) financing activities                              (4,691)       17,074       (5,132)
                                                                                      ----------    ---------    ---------
       Net increase (decrease) in cash and cash equivalents                                843         5,135       (7,772)
       Cash and cash equivalents at beginning of year                                   11,097         5,962       13,734
                                                                                      ----------    ---------    ---------

       Cash and cash equivalents at end of year                                      $  11,940        11,097        5,962
                                                                                      ==========    =========    =========

 See accompanying notes to consolidated financial statements.

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


(l)    Business and Summary of Significant Accounting Principles

       In the following discussion, General Communication, Inc. ("GCI") and its direct and indirect subsidiaries are referred to as "we," "us" and "our".

        (a)  Business
             GCI, an Alaska corporation, was incorporated in 1979. We offer the following services:
             o Long-distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries
             o   Cable television services throughout Alaska
             o Facilities-based competitive local access services in Anchorage, Fairbanks and Juneau, Alaska
             o   Internet access services
             o   Termination of traffic in Alaska for certain common carriers
             o   Private line and private network services
             o   Managed services to certain commercial customers
             o Broadband services, including our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics
             o Sales and service of dedicated communications systems and related equipment
             o Lease and sales of capacity on two undersea fiber optic cables used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries

        (b)  Principles of Consolidation
             The consolidated financial statements include the accounts of GCI, GCI's subsidiary GCI, Inc., GCI, Inc.'s subsidiary GCI Holdings, Inc. ("Holdings"), GCI Holdings, Inc.'s subsidiaries GCI Communication Corp., GCI Cable, Inc., GCI Transport Co., Inc., GCI Fiber Communication Co., Inc. ("GFCC," formerly known as Kanas Telecom, Inc. ("Kanas")), GCI Fiber Co., Inc. and Fiber Hold Co., Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Co., Inc.'s partnership Alaska United Fiber System Partnership ("Alaska United"), GCI Communication Corp.'s subsidiary Potter View Development Co., Inc., GCI Cable, Inc.'s subsidiary GCI American Cablesystems, Inc., GCI American Cablesystems, Inc.'s subsidiary GCI Cablesystems of Alaska, Inc., and GCI Transport Co., Inc.'s subsidiary GCI Satellite Co., Inc. All subsidiaries are wholly-owned at December 31, 2002.

             Effective January 1, 2003 GCI American Cablesystems, Inc. and GCI American Cablesystems, Inc.'s subsidiary GCI Cablesystems of Alaska, Inc. were merged with GCI Cable, Inc.

             The consolidated financial statements include the consolidated accounts of GCI and its wholly owned subsidiaries with all significant intercompany transactions eliminated.


                                      105                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        (c)  Net Income (Loss) per Common Share
             Net income (loss) per common share ("EPS") and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands):

                                                  Year Ended December 31, 2002
                                                 ------------------------------
                                                   Income    Shares
                                                   (Num-     (Denom-  Per-share
                                                   erator)   inator)   Amounts
                                                 ------------------------------
              Net income                           $6,663
              Less preferred stock dividends:
               Series B                             1,445
               Series C                               600
                                                 --------
              Basic EPS:
              Income available to common
               stockholders                         4,618   55,081    $ .08
              Effect of Dilutive Securities:
              Unexercised stock options               ---      584      ---
                                                 ------------------------------
              Diluted EPS:
               Income available to common
                stockholders                       $4,618   55,665    $ .08
                                                 ==============================

                                                                      Years Ended December 31,
                                                               2001                               2000
                                                 ------------------------------     -------------------------------
                                                   Income    Shares                   Loss      Shares
                                                   (Num-     (Denom-  Per-share       (Num-     (Denom-  Per-share
                                                   erator)   inator)   Amounts        erator)   inator)   Amounts
                                                 ------------------------------     -------------------------------
              Net income (loss)                    $4,589                           $(13,234)
              Less preferred stock dividends:
               Series B                             1,801                                ---
               Series C                               301                              1,841
                                                 ----------                         ----------
              Basic EPS:
              Income (loss) available to common
               stockholders                         2,487     53,091   $ .05         (15,075)    51,444   $(.29)

              Effect of Dilutive Securities:
              Unexercised stock options               ---      1,381     ---             ---        ---     ---
                                                 ---------- -------- ----------     ---------- --------- ----------
              Diluted EPS:
               Income (loss) available to common
                stockholders                       $2,487     54,472   $ .05        $(15,075)    51,444   $(.29)
                                                 ========== ======== ==========     ========== ========= ==========

                                      106                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             Common equivalent shares outstanding which are anti-dilutive for purposes of calculating EPS for the years ended December 31, 2002,
             2001 and 2000, are not included in the diluted EPS calculations, and consist of the following (shares, in thousands):
                                                                               2002           2001           2000
                                                                            -----------    ----------    -----------
                Unexercised stock options                                        ---            ---            527
                Series B redeemable preferred stock                            3,062          3,832          4,070
                Series C redeemable preferred stock                              833            833            ---
                                                                            -----------    ----------    -----------
                  Anti-dilutive common shares outstanding                      3,895          4,665          4,597
                                                                            ===========    ==========    ===========

             Weighted average shares associated with outstanding stock options for the years ended December 31, 2002, 2001 and 2000 which have been excluded from the diluted EPS calculations because the options' exercise price was greater than the average market price of the common shares consist of the following (shares, in
             thousands):
                                                                               2002           2001           2000
                                                                            -----------    ----------    -----------
                Weighted average shares associated with outstanding stock
                   options                                                     2,545           36            3,123
                                                                            ===========    ==========    ===========

             Effective March 31, 2001 we acquired the assets and customer base of G.C. Cablevision, Inc. The seller received 238,199 unregistered shares of GCI Class A common stock with a future payment in additional shares contingent upon the market price of our common stock on a future date. At December 31, 2002 the market price condition was not met and approximately 183,200 shares of GCI Class A common stock would be issuable if this date was the end of the contingency period. Additional shares, if any, will be issued after March 31, 2003.


                                      107                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        (d)  Common Stock

             Following is the statement of common stock at December 31, 2002,
             2001 and 2000 (shares, in thousands):
                                                                     Class A        Class B
                                                                  ------------- --------------
                      Balances at December 31, 1999                   46,870         4,048
                    Class B shares converted to Class A                  144          (144)
                    Shares issued under stock option plan                513           ---
                    Shares issued and issuable to Employee Stock
                      Purchase Plan                                      691           ---
                    Warrant exercise                                     425           ---
                                                                  ------------- --------------
                      Balances at December 31, 2000                   48,643         3,904

                    Class B shares converted to Class A                   21           (21)
                    Shares issued under stock option plan              1,044           ---
                    Conversion of preferred stock Series B to
                      Class A common stock                             1,021           ---
                    Shares issued upon acquisition of G.C.
                      Cablevision, Inc. net assets and customer
                      base                                               238           ---
                                                                  ------------- --------------
                      Balances at December 31, 2001                   50,967         3,883

                    Class B shares converted to Class A                    8            (8)
                    Shares issued under stock option plan                584           ---
                    Shares issued to GCI Employee Stock Purchase
                      Plan                                               221           ---
                    Shares issued to acquire minority
                      shareholders' interest in GFCC                      15           ---
                                                                  ------------- --------------
                      Balances at December 31, 2002                   51,795         3,875
                                                                  ============= ==============

        (e)  Redeemable Preferred Stocks

             Redeemable preferred stocks at December 31, 2002 and 2001 consist of (amounts in thousands):
                                                                       2002          2001
                                                                  ------------- --------------
                    Series B                                     $    16,907        16,907
                    Series C                                          10,000        10,000
                                                                  ------------- --------------
                                                                 $    26,907        26,907
                                                                  ============= ==============

             We have 1,000,000 shares of preferred stock authorized with the following shares issued at December 31, 2002, 2001 and 2000
             (shares, in thousands):
                                                                     Series B      Series C
                                                                  ------------- --------------
                    Balances at December 31, 1999 and 2000              20           ---
                    Shares issued in lieu of cash dividend
                        payment                                          3           ---
                    Shares converted to GCI Class A common stock        (6)          ---
                    Shares issued upon acquisition of Kanas            ---            10
                                                                  ------------- --------------
                        Balances at December 31, 2001 and 2002          17            10
                                                                  ============= ==============

                                      108                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             As of December 31, 2002, the combined aggregate amount of preferred stock mandatory redemption requirements follow (amounts in thousands):

                    Years ending December 31:
                      2003                          $    ---
                      2004                               ---
                      2005                            10,150
                      2006                               ---
                      2007                               ---
                                                     --------
                                                    $ 10,150
                                                     ========

             Series B
             We issued 20,000 shares of convertible redeemable accreting Series B preferred stock on April 30, 1999. Proceeds totaling $20 million (before payment of expenses) were used for general corporate purposes, to repay outstanding indebtedness, and to provide additional liquidity. The Series B preferred stock is convertible at $5.55 per share into GCI Class A common stock. Through April 30, 2003, dividends are payable semi-annually at the rate of 8.5%, plus accrued but unpaid dividends, at our option, in cash or in additional fully-paid shares of Series B preferred stock. Dividends earned after April 30, 2003, are payable semi-annually in cash only. Mandatory redemption is required 12 years from the date of closing. The redemption amount of our convertible redeemable accreting Series B preferred stock at December 31, 2002 and 2001 was $17,148,000. The difference between the carrying and redemption amounts is due to accrued dividends which are included in Accrued Liabilities until either paid in cash or through the issuance of additional Series B preferred stock.

             Series C
             We issued 10,000 shares of convertible redeemable accreting Series C preferred stock as of June 30, 2001 to acquire a controlling interest in Kanas (see note 3). The Series C preferred stock is convertible at $12 per share into GCI Class A common stock, is non-voting, and pays a 6% per annum quarterly cash dividend. We may redeem the Series C preferred stock at any time in whole but not in part. Mandatory redemption is required at any time after the fourth anniversary date at the option of holders of 80% of the outstanding shares of the Series C preferred stock. The redemption price is $1,000 per share plus the amount of all accrued and unpaid dividends, whether earned or declared, through the redemption date. In the event of a liquidation of GCI, the holders of Series C preferred stock shall be entitled to be paid an amount equal to the redemption price before any distribution or payment is made upon our common stock and other shares of our capital stock hereafter issued which by its terms is junior to the Series C preferred stock. Series B preferred stock is senior to Series C preferred stock. The redemption amount of our convertible redeemable accreting Series C preferred stock on December 31, 2002 and 2001 was $10,000,000.

        (f)  Cash and Cash Equivalents
             Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash.

        (g)  Inventories
             Inventory of merchandise for resale and parts is stated at the lower of cost or market. Cost is determined using the average cost method.

        (h)  Property and Equipment
             Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. Construction in progress represents distribution systems and support equipment not placed in service on December 31, 2002; management intends to place this equipment in service during 2003 and 2004.


                                      109                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             Depreciation is computed on a straight-line basis based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable, in the following ranges:

                               Asset Category                        Asset Lives
                  -------------------------------------------        -----------
                  Telephony distribution and fiber optic
                   cable systems                                     10-20 years
                  Cable television distribution systems              10 years
                  Support equipment                                  3-5 years
                  Transportation equipment                           5-10 years
                  Property and equipment under capital leases        5-15 years

             Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Gains or losses are recognized at the time of retirements, sales or other dispositions of property.

        (i)  Intangible Assets
             Effective January 1, 2002, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Cable certificates (certificates of convenience and public necessity) represent certain perpetual operating rights to provide cable services and were amortized on a straight-line basis over 20 to 40 years in the years ended December 31, 2001 and 2000. Goodwill represents the excess of cost over fair value of net assets acquired and was amortized on a straight-line basis over periods of 10 to 40 years in the years ended December 31, 2001 and 2000. We have not recognized amortization expense for Cable certificates or goodwill in the year ended December 31, 2002.

             Cable certificates and goodwill are tested for impairment annually. As of January 1, 2002 and December 31, 2002 cable certificates and goodwill were tested for impairment by comparing the fair values to the carrying amounts of the intangible assets. The fair values were greater than the carrying amounts, therefore these intangible assets were determined not to be impaired at December 31, 2002. The remaining useful lives of our Cable certificates and goodwill were evaluated as of December 31, 2002 and events and circumstances continue to support an indefinite useful life.

             Intangible assets are recorded at unamortized cost. Management reviews the valuation and amortization of amortizable intangible assets on a periodic basis, taking into consideration any events or circumstances that might indicate diminished value. The assessment of recoverability is based on whether the asset can be recovered through undiscounted future cash flows.

             The cost of our Personal Communication Services license and related financing costs were capitalized as an amortizable intangible asset. The associated assets were placed into service during 2000 and the recorded cost of the license and related financing costs are being amortized over a 40-year period using the straight-line method. All other amortizable intangible assets are being amortized over 2-10 year periods using the straight-line method.

        (j)  Deferred Loan and Senior Notes Costs
             Debt and Senior Notes issuance costs are deferred and amortized using the straight-line method, which approximates the interest method, over the term of the related debt and notes. Amortization costs are reported as a component of Other Income (Expense) in the Consolidated Statements of Operations.

        (k)  Other Assets
             Other Assets are recorded at cost and are amortized on a straight-line basis over periods of 2-15 years. Other Assets primarily include long-term deposits, non-trade accounts receivable and prepaid expenses.


                                      110                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        (l)  Accounting for Derivative Instruments and Hedging Activities
             SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. We have adopted the provisions of SFAS No. 133. Our only derivative activity relates to interest rate swaps (see note 10).

        (m)  Comprehensive Income
             SFAS No. 130, "Reporting Comprehensive Income" requires us to report and display comprehensive income or (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. During the years ended December 31, 2002 and 2001 we had other comprehensive income (loss) of approximately ($548,000) and $8,000, respectively, as a result of the cash flow hedge discussed in note 10. Total comprehensive income at December 31, 2002 and 2001 is $6,115,000 and $4,597,000,
             respectively. There were no components of other comprehensive income (loss) during the year ended December 31, 2000.

        (n)  Revenue Recognition
             All revenues are recognized when the earnings process is complete in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenues generated from long-distance and managed services are recognized when the services are provided. Revenues from the sale of equipment are recognized at the time the equipment is delivered or installed. Technical services revenues are derived primarily from maintenance contracts on equipment and are recognized on a prorated basis over the term of the contracts. Cable television service, local access service, Internet service and private line telecommunication revenues are billed in advance, recorded as Deferred Revenue on the balance sheet, and are recognized as the associated service is provided. Revenues from yellow-page directories are recognized upon publication of directories, which typically corresponds with distribution and is when the earnings process is complete. Other revenues are recognized when the service is provided. We recognize unbilled revenues when the service is provided based upon minutes of use processed or established rates, net of credits and adjustments.

        (o)  Sale of Fiber Optic Cable System Capacity
             During the first quarter of 2001 we completed a $19.5 million sale of long-haul capacity in the Alaska United undersea fiber optic cable system ("fiber capacity sale") in a cash transaction. The sale included both capacity within Alaska, and between Alaska and the contiguous 48 states. We used the proceeds from the fiber capacity sale to repay $11.7 million of the Fiber Facility debt and to fund capital expenditures and working capital.

             The fiber capacity sale was pursuant to a contract giving the purchaser an indefeasible right to use a certain amount of fiber system capacity expiring on February 4, 2024. The term may be extended if the actual useful life of the fiber system capacity extends beyond the estimated useful life of twenty-five years. The fiber system capacity sold is integral equipment because it is attached to real estate. Because all of the benefits and risks of ownership have been transferred to the purchaser upon full receipt of the purchase price and other terms of the contract meet the requirements of SFAS No. 66, "Accounting for Sales of Real Estate" we accounted for the fiber capacity sale as a sales-type lease. We recognized $19.5 million in revenue from the fiber capacity sale. We recognized $10.9 million as cost of sales during the year ended December 31, 2001.

             The accounting for the sale of fiber system capacity is currently evolving and accounting guidance may become available in the future which could require us to change our policy. If we are required to change our policy, it is likely the effect would be to recognize the gain from future sales of fiber capacity, if any, over the term the capacity is provided.


                                      111                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        (p)  Advertising Expense
             We expense advertising costs in the fiscal year during which the first advertisement appears. Advertising expenses were approximately $2,967,000, $3,168,000 and $3,438,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        (q)  Interest Expense
             Interest costs incurred during the construction period of significant capital projects, such as the construction of an undersea fiber optic cable system, are capitalized. No interest was capitalized during the years ended December 31, 2002, 2001 and 2000.

        (r)  Income Taxes
             Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for their future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent that the benefits are more likely to be realized than not.

        (s)  Incumbent Local Exchange Carrier ("ILEC") Over-earnings Refunds
             We receive refunds from time to time from ILECs with which we do business in respect of their earnings that exceed regulatory requirements. Telephone companies that are rate regulated by the Federal Communications Commission ("FCC") using the rate of return method are required by the FCC to refund earnings from interstate access charges assessed to long-distance carriers when their earnings exceed their authorized rate of return. Such refunds are computed based on the regulated carrier's earnings in several access categories. Uncertainties exist with respect to the amount of their earnings, the refunds (if any), their timing, and their realization. We account for such refundable amounts as gain contingencies, and, accordingly, do not recognize them until realization is a certainty upon receipt.

        (t)  Stock Option Plan
             At December 31, 2002, we had one stock-based employee compensation plan, which is described more fully in note 8. We account for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We use the intrinsic-value method and compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted SFAS 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25.

             We have adopted SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure as required by SFAS 148.

             Stock-based employee compensation cost is reflected over the options' vesting period of generally 5 years and compensation cost for options granted prior to January 1, 1996 is not considered. The


                                      112                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             following table illustrates the effect on net income (loss) and EPS for the years ended December 31, 2002, 2001 and 2000, if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands, except per share amounts):

                                                                               2002         2001        2000
                                                                           ------------ ------------ ----------
                Net income (loss), as reported                            $   6,663        4,589      (13,234)
                Total stock-based employee compensation expense
                 included in reported net income (loss), net of
                 related tax effects                                            257          472          255
                Total stock-based employee compensation expense
                 under the fair-value based method for all awards,
                 net of related tax effects                                  (2,504)      (3,483)      (2,667)
                                                                           ------------ ------------ ----------
                    Pro forma net income (loss)                           $   4,416        1,578      (15,646)
                                                                           ============ ============ ==========

                Basic and diluted EPS, as reported                        $    0.08         0.05        (0.29)
                                                                           ============ ============ ==========

                Basic and diluted EPS, pro forma                          $    0.04        (0.01)       (0.34)
                                                                           ============ ============ ==========

        (u) Stock Options and Stock warrants Issued for Non-employee Services We account for stock options and warrants issued in exchange for nonemployee services pursuant to the provisions of SFAS 123, Emerging Issues Task Force ("EITF") 96-3 and EITF 96-18, wherein such transactions are accounted for at the fair value of the consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.

             When a stock option or warrant is issued for non-employee services where the fair value of such services is not stated, we estimate the value of the stock option or warrant issued using the Black Scholes method.

             The fair value determined using these principles is charged to operating expense over the shorter of the term for which non-employee services are provided, if stated, or the stock option or warrant vesting period.

        (v)  Use of Estimates
             The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (w)  Concentrations of Credit Risk
             Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. At December 31, 2002 and 2001, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments at one highly rated financial institution.

             We have two major customers, WorldCom, Inc. ("WorldCom") (see note
             11) and Sprint Corporation ("Sprint") (see note 9). There is increased risk associated with these customers' accounts receivable balances. Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Though limited to one geographical area and except for WorldCom and Sprint, the concentration of credit risk with respect to


                                      113                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             our receivables is minimized due to the large number of customers, individually small balances, and short payment terms.

        (x)  Fair Value of Financial Instruments
             SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value (see note 10). SFAS No. 107 specifically excludes certain items from its disclosure requirements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

        (y) Accounting for the Impairment or Disposal of Long-lived Assets Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Adoption of SFAS No. 144 has not had a significant impact on our results of operations, financial position or cash flows.

        (z)  Business Combinations
             SFAS No. 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We used the purchase method of accounting for our November 19, 2001 acquisition of all of the common stock of Rogers American Cablesystems, Inc. ("Rogers") (see note 3).

        (aa) Software Capitalization Policy
             Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of 5 years. In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", we capitalize certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage. Further, the recovery of software projects is periodically reviewed and may result in significant write-offs.

        (ab) Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The following summarizes the effects of SFAS No. 145:

             o SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" is rescinded, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No.


                                      114                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                  145, companies will be required to apply the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion No. 30"), in determining the classification of gains and losses resulting from the extinguishment of debt,
             o SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", amended SFAS No. 4 and is no longer necessary since SFAS No. 4 has been rescinded,
             o SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", was issued to establish accounting requirements for the effects of the transition to the provisions of the Motor Carrier Act of 1980. Those transitions are completed and, therefore, SFAS No. 44 is no longer needed, and
             o SFAS No. 13, "Accounting for Leases", is amended to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

             SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. Upon adoption, prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30 must be reclassified. Unamortized bank fees and other expenses totaling approximately $2.3 million associated with the November 1, 2002 refinancing of the Senior Holdings Loan and the Fiber Facility (see note 6) were not classified as an extraordinary item and were charged to Deferred Loan Fee Expense during the year ended December 31, 2002.

        (ac) Reclassifications
             Reclassifications have been made to the 2000 and 2001 financial statements to make them comparable with the 2002 presentation.

 (2)    Consolidated Statements of Cash Flows Supplemental Disclosures

        Changes in operating assets and liabilities consist of (amounts in thousands):
          Year ended December 31,                                          2002             2001             2000
                                                                       -------------    -------------    ------------
          Increase in accounts receivable                             $  (5,476)         (10,229)          (3,451)
          Increase in prepaid and other current assets                   (6,005)            (487)            (390)
          (Increase) decrease in inventories                                446              (88)              14
          Increase (decrease) in accounts payable                        (2,859)           5,701            3,773
          Increase in accrued liabilities                                   825            1,091              982
          Increase (decrease) in accrued payroll and payroll
              related obligations                                        (3,468)           4,872            2,260
          Increase in deferred revenue                                    6,161            1,519            2,178
          Increase (decrease) in accrued interest                          (111)          (1,207)           1,271
          Decrease in subscriber deposits                                  (232)            (253)            (826)
           Increase (decrease) in components of other long-term
              liabilities                                                    65             (104)             108
                                                                       -------------    -------------    ------------
                                                                      $ (10,654)             815            5,919
                                                                       =============    =============    ============

        We paid interest totaling approximately $29,427,000, $32,415,000 and $35,618,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

        We paid income taxes totaling $112,000 during the year ended December 31, 2001. We paid no income taxes during the years ended December 31, 2002 and 2000. Net income tax refunds received totaled $283,700 during the year ended December 31, 2002. We received no income tax refunds during the years ended December 31, 2001 and 2000.


                                      115                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        We recorded $319,000, $2,317,000 and $640,000 during the years ended December 31, 2002, 2001 and 2000, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

        During the year ended December 31, 2002 we funded the employer match portion of Employee Stock Purchase Plan contributions by issuing GCI Class A common stock valued at $791,000 and by purchasing GCI Class A common stock on the open market. During the year ended December 31, 2001 all employer match shares were purchased on the open market. During the year ended December 31, 2000 we funded all of the employer match portion by issuing GCI Class A common stock valued at $2,773,000.

        We financed the acquisition of satellite transponder capacity pursuant to a long-term capital lease arrangement with a leasing company during the year ended December 31, 2000 at a cost of $48.2 million (see note
        12).

        We financed the acquisition of approximately $1.0 million of telephony distribution equipment pursuant to a long-term capital lease arrangement with a leasing company during the year ended December 31, 2002.

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

        Effective June 30, 2001 we issued $10.0 million of Series C preferred stock in exchange for WorldCom's 85% controlling interest in Kanas (renamed to GFCC, see note 3).

        We acquired all minority shareholders' ownership interests in GFCC by issuing 15,000 shares of GCI Class A common stock in 2002.

(3)     Acquisitions
        Effective March 31, 2001 we acquired the assets and customer base of G.C. Cablevision, Inc. of Fairbanks. The seller received 238,199 unregistered shares of GCI Class A common stock with a future payment in additional shares contingent upon certain conditions (see note 1 (c)). The property and equipment was valued at $2,088,000 on the date of acquisition. The value of the remaining assets and liabilities acquired was not material.

        Effective June 30, 2001 we completed the acquisition of WorldCom's 85 percent controlling interest in Kanas, which owns the 800-mile fiber optic cable system that extends from Prudhoe Bay to Valdez via Fairbanks. The corporation owning the fiber optic system was renamed and is now operated as GFCC. The fiber optic cable system was valued at approximately $21,198,000 on the date of acquisition. On June 30, 2001 we issued to WorldCom, a related party, shares of Series C preferred stock (see note 1(e)) valued at $10.0 million. The balance of the carrying value consisted of payments to and services performed on behalf of Kanas to maintain its operations prior to June 30, 2001. The value of the remaining assets and liabilities acquired was not material. We acquired the remaining 15 percent ownership interest of GFCC by issuing 15,000 shares of GCI Class A common stock in 2002.

        Effective November 19, 2001 we acquired all of the stock of Rogers, a cable television service provider in Palmer and Wasilla, Alaska for $18.5 million in cash. Per the acquisition agreement $467,000 was withheld from the original payment to account for the amount by which Rogers' current liabilities exceeded current assets and for certain capital expenditures incurred by the previous owners of Rogers through May 2001. The final settlement of $345,000 was paid in the first quarter of 2003. This acquisition was funded through a $19.0 million draw on our then existing Senior Holdings Loan. The results of Roger's operations have been included in the consolidated


                                      116                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        financial statements in the cable services segment since the acquisition date. This acquisition added approximately 10,000 homes passed and approximately 7,000 subscribers to our cable services segment in 2001.

        The following table, updated to reflect refinements of original estimates, summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the Rogers acquisition (amounts in thousands):

          Current assets                            $     556
          Property and equipment, net of
            accumulated depreciation                    5,160
          Franchise agreement                          10,976
          Goodwill                                      3,324
                                                     ----------
          Total assets                                 20,016

          Current liabilities                             642
          Long-term deferred tax liability                374
                                                     ----------
             Net assets acquired                    $  19,000
                                                     ==========

 (4)    Intangible Assets

        Effective with the adoption of SFAS No. 142, "Goodwill and Other
        Intangible Assets" on January 1, 2002, goodwill and cable certificates
        (certificates of convenience and public necessity) are no longer amortized. The following pro forma financial information reflects net income (loss) and basic and diluted EPS as if goodwill and cable certificates were not subject to amortization for the years ended
        December 31, 2001 and 2000 (amounts in thousands, except per share amounts):
                                                         Year Ended                 Year Ended                 Year Ended
                                                      December 31, 2002          December 31, 2001          December 31, 2000
                                                   -----------------------    ----------------------    ------------------------
                                                                Basic and                 Basic and                   Basic and
                                                   Net Income  Diluted EPS    Net Income Diluted EPS      Net Loss   Diluted EPS
                                                   ---------- ------------    ---------- -----------    ----------- ------------
          Net income (loss), as reported          $  6,663        0.08            4,589       0.05        (13,234)    (0.29)
          Add cable certificate amortization,
            net of income taxes                        ---         ---            3,113       0.06          3,087      0.06
          Add goodwill amortization, net of
            income taxes                               ---         ---              756       0.01            755      0.01
                                                   ---------- ------------    ---------- -----------    ----------- ------------
               Adjusted net income (loss)         $  6,663        0.08            8,458       0.12         (9,392)    (0.22)
                                                   ========== ============    ========== ===========    =========== ============

        Cable certificates are allocated to our cable services reportable segment. Goodwill is primarily allocated to the cable services segment and the remaining amount is not allocated to a reportable segment, but is included in the All Other category in note 9.

        Amortization expense for amortizable intangible assets for the years ended December 31, 2002, 2001 and 2000 follow:
                                                                 Years Ended December 31,
                                                                2002        2001       2000
                                                             ---------- ----------- ----------
          Amortization expense for amortizable
           intangible assets                                $    790       7,372      6,951
                                                             ========== =========== ==========

                                      117                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

          Years ending
          December 31,
            2003               $    402
            2004               $    278
            2005               $    123
            2006               $    119
            2007               $    111

        No intangible assets have been impaired based upon impairment testing performed as of December 31, 2002 (see note 1(i)) and no indicators of impairment have occurred since the impairment testing was performed.


 (5)    Notes Receivable from Related Parties

        Notes receivable from related parties consist of the following (amounts
        in thousands):
                                                                                        December 31,
                                                                                    2002           2001
                                                                               --------------- -------------
               Notes receivable from officers bearing interest up to 6.5%
                or at the rate paid by us on our senior indebtedness,
                unsecured, due through February 8, 2007                       $     8,068         3,109
               Notes receivable from officers bearing interest up to 9.0%
                or at the rate paid by us on our senior indebtedness,
                secured by GCI common stock, a life insurance policy, and
                a personal residence, due through August 26, 2004                     919         1,104
               Notes receivable from other related parties bearing
                interest up to 8.305% or at the rate paid by us on our
                senior indebtedness, unsecured and secured by property,
                due through December 31, 2007                                       1,271           961
               Interest receivable                                                  1,231           842
                                                                               --------------- -------------
                 Total notes receivable from related parties                       11,489         6,016
               Less notes receivable from related parties issued upon
                stock option exercise, classified as a component of
                stockholders' equity                                                5,650         2,588
               Less current portion, including current interest receivable            697           182
                                                                               --------------- -------------
                Long-term portion, including long-term interest receivable    $     5,142         3,246
                                                                               =============== =============

                                      118                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

 (6)    Long-term Debt

        Long-term debt consists of the following (amounts in thousands):
                                                                                        December 31,
                                                                                    2002           2001
                                                                                ------------- --------------
              Senior Notes (a)                                                 $   180,000        180,000
              Senior Facility (b)                                                  177,700            ---
              Senior Holdings Loan (c)                                                 ---        106,000
              Fiber Facility (d)                                                       ---         60,000
                                                                                ------------- --------------
                 Long-term debt, excluding current maturities                  $   357,700        346,000
                                                                                ============= ==============

        (a) On August 1, 1997 GCI, Inc. issued $180,000,000 of 9.75% senior notes due 2007 ("Senior Notes"). The Senior Notes were issued at face value. Net proceeds to GCI, Inc. after deducting underwriting discounts and commissions totaled $174,600,000. Issuance costs of $6,496,000 are being charged to Deferred Loan Fee Expense over the term of the Senior Notes.

               The Senior Notes were not callable before August 1, 2002. After August 1, 2002, the Senior Notes are callable at the option of GCI, Inc. under certain conditions and at stated redemption prices. The Senior Notes include limitations on additional indebtedness and prohibit payment of dividends, payments for the purchase, redemption, acquisition or retirement of GCI, Inc.'s stock, payments for early retirement of debt subordinate to the notes, liens on property, and asset sales (excluding sales of Alaska United assets). We currently have no plans to call the Senior Notes during the year ended December 31, 2003.

               GCI, Inc. was in compliance with all covenants during the year ending December 31, 2002. The Senior Notes are unsecured obligations.

        (b) On November 1, 2002 we closed our $225.0 million Senior Facility to refinance the Holdings $150.0 million and $50.0 million credit facilities ("Senior Holdings Loan") and the Alaska United $75.0 million project finance facility ("Fiber Facility"). The Senior Holdings Loan and Fiber Facility had balances of approximately $120.1 million and $60.0 million, respectively, at November 1, 2002. The Senior Facility includes a term loan of $175.0 million and a revolving credit facility of $50.0 million. The Senior Facility matures on November 1, 2004 and bears interest at LIBOR plus 6.50%. We are required to pay a commitment fee equal to 2.0% per annum on the unused portion of the commitment unless the undrawn portion of the revolver is less than $25.0 million, in which case the commitment fee decreases to 1.5% per annum on the unused portion of the commitment. We recognized $116,000 in commitment fee expense during the year ended December 31, 2002.

               On November 30, 2003 we are required to prepay the term loan in an amount equal to 50% of the amount by which earnings before interest, taxes, depreciation, and amortization exceeds certain fixed charges as defined in the Senior Facility agreement ("Excess Cash Flow") during the year ended September 30, 2003. On May 30, 2004 we are required to prepay the term loan in an amount equal to 50% of the Excess Cash Flow during the six months ended March 31, 2004. The prepayment required on November 30, 2003, if any, may be funded by a draw on the revolving credit facility.

               The Senior Facility contains, among others, covenants limiting additional indebtedness and prohibits any direct or indirect distribution, dividend, redemption or other payment to any person on account of any general or limited partnership interest in, or shares of capital stock or other securities of GCI, Inc. and subsidiaries. Under the Senior Facility we may not allow the:

                  o Ratio of total indebtedness to annualized operating cash flow to be greater than 4.5:1,


                                      119                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                  o Ratio of senior secured indebtedness to annualized operating cash flow to be greater than 2.25:1, and
                  o Ratio of annualized operating cash flow to total interest expense to be less than 2.50:1.

               Capital expenditures, other than those incurred to build additional fiber optic cable system capacity, in any of the years ended September 30, 2003, March 31, 2004 and September 30, 2004 may not exceed:

                  o $25.0 million, plus
                  o 50% of any Excess Cash Flow during the applicable period less certain permitted investments of up to $5.0 million during the applicable period.

               Substantially all of Holdings' assets collateralize the Senior Holdings Loan.

               $3.0 million of the Senior Facility has been used to provide a letter of credit to secure payment of certain access charges associated with our provision of telecommunications services within the State of Alaska.

               In connection with the funding of the Senior Facility, we paid bank fees and other expenses of approximately $7,141,000 during the year ended December 31, 2002 which will be charged to Deferred Loan Fee Expense over the life of the agreement. We funded $6,809,000 of the bank fees and other expenses by a draw on the Senior Facility.

        (c) The Senior Holdings Loan facilities were refinanced by the Senior Facility on November 1, 2002. The Senior Holdings Loan facilities incurred interest, as amended, at either LIBOR plus 1.00% to 2.50%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.00% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. We were required to pay a commitment fee equal to 0.50% per annum on the unused portion of the commitment. Commitment fee expense on the Senior Holdings Loan totaled $189,000, $405,000 and $570,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

               We borrowed an additional $9.0 million on our Senior Holdings Loan in the first quarter of 2002 to fund our Senior Notes interest payment.

               The facilities contained, among others, covenants requiring maintenance of specific levels of operating cash flow to indebtedness and to interest expense, and limitations on acquisitions and additional indebtedness. The facilities prohibited any direct or indirect distribution, dividend, redemption or other payment to any person on account of any general or limited partnership interest in, or shares of capital stock or other securities of Holdings or any of its subsidiaries.

               Holdings paid bank fees and other expenses of approximately $3,893,000 for the initial funding and subsequent amendments to the Senior Holdings Loan facilities. Those fees and other expenses were charged to Deferred Loan Fee Expense over the term of the facilities which ended October 31, 2002. Approximately $438,000 of amendment fees were charged to Selling, General and Administrative Expense in the Consolidated Statements of Operations during the year ended December 31, 2001. During the year ended December 31, 2002, approximately $1.3 million in unamortized bank fees and other expenses were charged to Deferred Loan Fee Expense upon refinancing the Senior Holdings Loan facilities.

        (d) On January 27, 1998 Alaska United closed the Fiber Facility to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle. The Fiber Facility was refinanced by the Senior Facility on November 1, 2002. The Fiber Facility was a 10-year term loan that was interest only for the first 5 years. The Fiber Facility interest rate was either Libor plus 3.0%, or at the lender's prime rate plus 1.75%


                                      120                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               while the loan balance was greater than $60 million. The interest rate declined to Libor plus 2.5%-2.75%, or, at our option, the lender's prime rate plus 1.25%-1.5% when the loan balance was reduced to $60 million.

               The Fiber Facility contained covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs and interest and principal installments.

               In connection with the funding of the Fiber Facility, Alaska United paid bank fees and other expenses of $2,183,000 since the initial funding through October 31, 2002. These fees and other expenses were charged to Deferred Loan Fee Expense over the term of the agreement which ended October 31, 2002. During the year ended December 31, 2002, approximately $1.0 million in unamortized bank fees and other expenses were charged to Deferred Loan Fee Expense upon refinancing the Fiber Facility.

               As of December 31, 2002 maturities of long-term debt were as follows (amounts in thousands):

                  Years ending December 31,
                  2003                      $     ---
                  2004                        177,700
                  2005                            ---
                  2006                            ---
                  2007                        180,000
                                             ---------
                                            $ 357,700
                                             =========

(7)     Income Taxes

        Total income tax (expense) benefit was allocated as follows (amounts in thousands):
                                                                                    Years ended December 31,
                                                                                 2002         2001         2000
                                                                             ------------ ------------ ------------
                  Net (income) loss from continuing operations              $  (5,659)      (4,070)       8,415
                  Stockholders' equity, for stock option compensation
                    expense for tax purposes in excess of amounts
                    recognized for financial reporting purposes                   317        2,317          640
                                                                             ------------ ------------ ------------
                                                                            $  (5,342)      (1,753)       9,055
                                                                             ============ ============ ============

        Income tax (expense) benefit consists of the following (amounts in thousands):

                                                                                    Years ended December 31,
                                                                                 2002         2001         2000
                                                                             ------------ ------------ -----------
                  Current tax (expense):
                    Federal taxes                                           $  (1,754)         ---          ---
                    State taxes                                                  (536)         ---          ---
                                                                             ------------ ------------ -----------
                                                                            $  (2,290)         ---          ---
                                                                             ------------ ------------ -----------

                                      121                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                                                                                    Years ended December 31,
                                                                                 2002         2001         2000
                                                                             ------------ ------------ -----------
                  Deferred tax (expense) benefit:
                    Federal taxes                                           $  (2,580)      (3,115)       6,494
                    State taxes                                                  (789)        (955)       1,921
                                                                             ------------ ------------ -----------
                                                                               (3,369)      (4,070)       8,415
                                                                             ------------ ------------ -----------
                                                                            $  (5,659)      (4,070)       8,415
                                                                             ============ ============ ===========

        Total income tax (expense) benefit differed from the "expected" income tax (expense) benefit determined by applying the statutory federal income tax rate of 34% as follows (amounts in thousands):
                                                                                     Years ended December 31,
                                                                                 2002         2001         2000
                                                                             ------------ ------------ -------------
                  "Expected" statutory tax (expense) benefit                $  (4,189)      (2,944)       7,361
                  State income taxes, net of federal benefit                     (873)        (630)       1,268
                  Income tax effect of goodwill amortization,
                    nondeductible expenditures and other items, net              (597)        (496)        (399)

                  Other                                                           ---          ---          185
                                                                             ------------ ------------ -------------
                                                                            $  (5,659)      (4,070)       8,415
                                                                             ============ ============ =============

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at
        December 31, 2002 and 2001 are presented below (amounts in thousands):
                                                                                          December 31,
                                                                                       2002           2001
                                                                                  -------------- -------------
                  Current deferred tax assets:
                     Accounts receivable, principally due to allowance for
                       doubtful accounts                                         $     5,649         1,351
                     Compensated absences, accrued for financial reporting
                       purposes                                                        1,914         1,599
                     Workers compensation and self insurance reserves,
                       principally due to accrual for financial reporting
                       purposes                                                          805           637
                     Inventory expense for financial reporting purposes in
                       excess of amounts recognized for tax purposes                     141         1,323
                     Other                                                               ---          (220)
                                                                                  -------------- -------------
                       Total current deferred tax assets                         $     8,509         4,690
                                                                                  ============== =============

                                      122                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                                                                                          December 31,
                                                                                       2002          2001
                                                                                  -------------- -------------
                  Long-term deferred tax assets:
                    Net operating loss carryforwards                             $    76,855        62,760
                    Alternative minimum tax credits                                    1,892         2,081
                    Deferred compensation expense for financial reporting
                       purposes in excess of amounts recognized for tax
                       purposes                                                        1,239         1,913
                    Employee stock option compensation expense for financial
                       reporting purposes in excess of amounts recognized for
                       tax purposes                                                      411           145
                    Sweepstakes award in excess of amounts recognized for tax
                       purposes                                                          184           188
                    State income taxes                                                 1,555         1,755
                    Charitable contributions expense for financial reporting
                       in excess of amount recognized for tax purposes                   586           423
                    Deferred loan fees for financial reporting purposes in
                       excess of amounts recognized for tax purposes                     ---           347
                    Cost of sales and services for financial reporting in
                       excess of amounts recognized for tax purposes                     181           402
                    Cash flow hedge expense for financial reporting purposes
                       in excess of amounts recognized for tax purposes                  464             5
                    Other                                                                360           345
                                                                                  -------------- -------------
                       Total long-term deferred tax assets                            83,727        70,364
                                                                                  -------------- -------------

                  Long-term deferred tax liabilities:
                    Property and equipment, principally due to differences in
                       depreciation                                                   90,522        80,516
                    Amortizable assets                                                 8,920        13,670
                    Costs recognized for tax purposes in excess of amounts
                       recognized for book purposes                                      ---           891
                    Other                                                                346           356
                                                                                  -------------- -------------
                       Total gross long-term deferred tax liabilities                 99,788        95,433
                                                                                  -------------- -------------
                       Net combined long-term deferred tax liabilities           $    16,061        25,069
                                                                                  ============== =============

        We recorded net deferred tax assets of $15.8 million in 2002 associated with the Rogers and Kanas acquisitions (see note 3), resulting in adjustments to the recorded financial statement cost basis of associated goodwill and property and equipment.

        In conjunction with the 1996 Cable Companies acquisition, we incurred a net deferred income tax liability of $24.4 million and acquired net operating losses totaling $57.6 million. We determined that approximately $20 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses under Internal Revenue Code section 1.1502-32(b)(4). Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. At December 31, 2002, we have (1) federal and state tax net operating loss carryforwards of approximately $191 million that will begin expiring in 2005 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $1.9 million available to offset regular income taxes payable in future years.


                                      123                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        The following schedule shows our tax net operating loss carryforwards by year of expiration (amounts in thousands):

              Years ending December 31,               Federal        State
                                                   ------------- -------------
              2005                                $       292           ---
              2006                                        393           ---
              2007                                      4,017         3,006
              2008                                      8,077         7,509
              2009                                     11,767        11,482
              2010                                      9,134         8,935
              2011                                      6,919         6,685
              2018                                     19,995        19,390
              2019                                     27,910        27,905
              2020                                     45,403        45,400
              2021                                     32,740        33,420
              2022                                     24,534        27,074
                                                   ------------- -------------
              Total tax net operating loss
                carryforwards                     $   191,181       190,806
                                                   ============= =============

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

        WorldCom owned 3,751,509 and 8,251,509 shares of GCI's Class A common stock that represented approximately 7 and 16 percent of the issued and outstanding Class A shares at December 31, 2002 and 2001, respectively. WorldCom owned 1,275,791 shares of GCI's Class B common stock that represented approximately 33 percent of the issued and outstanding Class B shares at December 31, 2002 and 2001.

        Certain subsidiaries of WorldCom filed a Schedule 13D with the SEC on November 13, 2001 disclosing their intention to monitor their investments in us, to take actions consistent with their best interests, and, subject to market conditions and other factors, to explore opportunities to sell up to one-half of their interest in us. On February 13, 2002 we filed a Form S-3 with the SEC on behalf of WorldCom to register for resale 4,500,000 shares of our Class A common stock. In the Schedule 13D WorldCom disclosed their intention to maintain strategic and commercial relationships with us for the foreseeable future and their expectation that they would maintain representation on our Board of Directors subject to nomination and election at our annual meetings of shareholders. We also intend to maintain strategic and commercial relationships with WorldCom and its subsidiaries for the foreseeable future. WorldCom completed the sale of 4,500,000 shares of our Class A common stock in April 2002.


                                      124                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        In October 2001, a Series B preferred stockholder converted 5,665 shares of Series B preferred stock to GCI Class A common stock resulting in the issuance of approximately 1,021,000 shares of GCI Class A common stock.

        Stock Option Plan
        In December 1986, GCI adopted a Stock Option Plan (the "Option Plan") in order to provide a special incentive to our officers, non-employee directors, and employees by offering them an opportunity to acquire an equity interest in GCI. The Option Plan, as amended in 1999, provides for the grant of options for a maximum of 10,700,000 shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an option expires or terminates, the shares subject to the option will be available for further grants of options under the Option Plan. The Option Committee of GCI's Board of Directors administers the Option Plan.

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

        Information for the years 2000, 2001 and 2002 with respect to the Option
        Plan follows:
                                                                                        Weighted
                                                                                        Average             Range of
                                                                      Shares        Exercise Price       Exercise Prices
                                                                  -------------     --------------      -----------------
                 Outstanding at December 31, 1999                   4,354,715            $4.94              $0.01-$7.63

               Granted                                              1,970,599            $5.96              $3.00-$7.50
               Exercised                                             (513,289)           $2.37              $0.01-$6.50
               Forfeited                                             (398,460)           $5.18              $0.01-$7.63
                                                                  -------------
                 Outstanding at December 31, 2000                   5,413,565            $5.54              $0.01-$7.63

               Granted                                                755,277            $7.34             $2.84-$11.25
               Exercised                                           (1,044,511)           $4.01              $0.01-$7.50
               Forfeited                                              (24,200)           $6.53             $6.00-$10.98
                                                                  -------------
                 Outstanding at December 31, 2001                   5,100,131            $6.11             $0.01-$11.25

               Granted                                              1,995,700            $6.90              $3.11-$7.52
               Exercised                                             (583,888)           $5.78              $3.00-$7.50
               Forfeited                                             (223,177)           $7.42             $3.25-$11.25
                                                                  -------------
                 Outstanding at December 31, 2002                   6,288,766            $6.34             $0.01-$11.25
                                                                  =============

                 Available for grant at December 31, 2002             886,757
                                                                  =============

        Stock Warrants Not Pursuant to a Plan
        We entered into a stock warrant agreement in exchange for services in December 1998 with certain of our legal counsel which provides for the purchase of 16,667 shares of GCI Class A common stock, vesting in December 1999, with an exercise price of $3.00 per share, and expiring December 2003. The fair value of the stock warrant was approximately $23,000.


                                      125                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        We entered into a stock warrant agreement in exchange for services in June 1999 with certain of our legal counsel which provides for the purchase of 25,000 shares of GCI Class A common stock, vesting through December 2001, with an exercise price of $3.00 per share, and expiring December 2003. The fair value of the stock warrant was approximately $94,000.

        SFAS 123 Disclosures
        Our stock options and warrants expire at various dates through December 2012. At December 31, 2002, 2001, and 2000, the weighted-average remaining contractual lives of options outstanding were 6.93, 6.95 and
        6.88 years, respectively.

        At December 31, 2002, 2001, and 2000, the number of exercisable shares under option was 3,187,618, 2,837,361 and 2,350,334, respectively, and the weighted-average exercise price of those options was $5.87, $5.75 and $4.78, respectively.

        The per share weighted-average fair value of stock options granted during 2002 was $3.05 per share for compensatory and $0.61 for non-compensatory options; for 2001 was $6.99 per share for compensatory and $10.58 for non-compensatory options; and for 2000 was $4.07 per share for compensatory and $2.71 for non-compensatory options. The amounts were determined as of the options' grant dates using a Black-Scholes option-pricing model with the following weighted-average assumptions: 2002 - risk-free interest rate of 3.079%, volatility of
        0.6844 and an expected life of 6.18 years; 2001 - risk-free interest rate of 4.664%, volatility of 0.6178 and an expected life of 6.67 years; and 2000 - risk-free interest rate of 4.987%, volatility of 0.6203 and an expected life of 5.82 years.

        Summary information about our stock options and warrants outstanding at
        December 31, 2002:
                            Options and Warrants Outstanding                          Options and Warrants Exercisable
          -----------------------------------------------------------------------  --------------------------------------
                                                  Weighted
                                                   Average
                                    Number        Remaining          Weighted           Number
           Range of Exercise    outstanding as   Contractual         Average         Exercisable as    Weighted Average
                Prices           of 12/31/02        Life          Exercise Price      of 12/31/02       Exercise Price
          -----------------------------------------------------------------------  --------------------------------------
             $0.01-$4.00            681,131         4.73               $3.48            661,131            $3.49
             $4.06-$5.69            432,804         6.56               $4.97            251,757            $4.94
             $6.00-$6.00          1,101,783         7.42               $6.00            466,646            $6.00
             $6.13-$6.35             51,000         7.99               $6.13             20,000            $6.13
             $6.50-$6.50          1,762,900         6.76               $6.50            950,520            $6.50
             $6.63-$6.99             81,000         5.14               $6.80             62,666            $6.80
             $7.00-$7.00            775,622         5.63               $7.00            525,622            $7.00
             $7.25-$7.25          1,150,000         9.10               $7.25                  0            $0.00
             $7.50-$10.98           505,193         6.86               $7.88            241,276            $7.68
             $11.25-$11.25           40,000         8.50              $11.25              8,000           $11.25
                                -------------------------------------------------  --------------------------------------
             $0.01-$11.25         6,581,433         6.93               $6.33          3,187,618            $5.87
                                =================================================  ======================================

        Class A Common Shares Held in Treasury
        In 2002 we acquired a total of 20,000 shares of GCI Class A common stock for approximately $177,000 to fund a deferred compensation agreement for an officer. In 2000 we acquired a total of 10,000 shares of GCI Class A common stock for approximately $52,000 to fund deferred compensation agreements for an officer.


                                      126                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        Employee Stock Purchase Plan
        In December 1986, we adopted an Employee Stock Purchase Plan ("Plan") qualified under Section 401 of the Internal Revenue Code of 1986 ("Code"). The Plan provides for acquisition of GCI's Class A and Class B common stock at market value. The Plan permits each employee who has completed one year of service to elect to participate in the Plan. Through December 31, 2002, eligible employees could elect to reduce their compensation in any even dollar amount up to 10 percent of such compensation up to a maximum of $11,000. As of January 1, 2003, eligible employees can elect to reduce their compensation in any even dollar amount up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $12,000. Eligible employees may contribute up to 10 percent of their compensation with after-tax dollars, or they may elect a combination of salary reductions and after-tax contributions.

        Beginning in 2002 eligible employees are allowed to make catch-up contributions of no more than $1,000 in 2002 and $2,000 in 2003. We do not match employee catch-up contributions.

        We may match employee salary reductions and after tax contributions in any amount, elected by our Board of Directors each year, but not more than 10 percent of any one employee's compensation will be matched in any year. For the year ended December 31, 2001 the combination of salary reductions, after tax contributions and matching contributions could not exceed the lesser of 25 percent of an employee's compensation (determined after salary reduction) or $35,000. For the years ended December 31, 2002 and 2003 the combination of salary reductions, after tax contributions and matching contributions cannot exceed the lesser of 100 percent of an employee's compensation or $40,000 (determined after salary reduction) for any year. Matching contributions vest over six years.

        Employee contributions may be invested in GCI class A common stock, WorldCom and MCI Group common stock (through February 14, 2003), AT&T common stock, Comcast Corporation common stock, or various mutual funds. TCI common stock was previously offered to employees as an investment choice however TCI's merger with AT&T in March 1999 resulted in the conversion of TCI shares of common stock into AT&T shares of common stock.

        WorldCom and MCI Group common stocks were delisted from the NASDAQ stock exchange as a result of their bankruptcy filing in July 2002 (see note
        11). The impaired market for shares of these common stocks has resulted in difficulty executing trades on behalf of participating employees. Accordingly, as of February 14, 2003, participating employees were no longer allowed to invest in the common stock of WorldCom or MCI Group.

        Employee contributions invested in GCI common stock receive up to 100% matching, as determined by our Board of Directors each year, in GCI common stock. Employee contributions invested in other than GCI common stock receive up to 50% matching, as determined by our Board of Directors each year, in GCI common stock. Our matching contributions allocated to participant accounts totaled approximately $3,665,000, $3,194,000, and $2,773,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The Plan may, at its discretion, purchase shares of GCI common stock from GCI at market value or may purchase GCI's common stock on the open market. In 2002 and 2000 we funded some and all, respectively, of our employer-matching contributions through the issuance of new shares of GCI common stock rather than market purchases. In 2001 we funded all of our employer-matching contributions through the purchase of shares on the open market.

        Effective July 1, 2000, we transferred all of the Plan assets to Merrill, Lynch, Pierce, Fenner and Smith, Incorporated who became the Plan's new recordkeeper.

        In March 2002 we allowed participating employees to diversify 25 percent of their holdings of GCI common stock at December 31, 2001 in other investments offered by the Plan. We allowed diversification of the remaining 75 percent of their holdings of GCI common stock at December 31, 2001 ratably over the


                                      127                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        following three years. Effective January 1, 2003 the original diversification plan was superceded by a new plan which allowed participating employees to diversify 100 percent of their holdings of GCI common stock at December 31, 2002 in other investments offered by the Plan.

        On January 23, 2003 we added seven additional mutual fund investment choices to the Plan.

 (9)    Industry Segments Data
        Our reportable segments are business units that offer different products. The reportable segments are each managed separately and offer distinct products with different production and delivery processes.

        We have four reportable segments as follows:

         Long-distance services. We offer a full range of common carrier long-distance services to commercial, government, other telecommunications companies and residential customers, through our networks of fiber optic cables, digital microwave, and fixed and transportable satellite earth stations and our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics.

         Cable services. We provide cable television services to residential, commercial and government users in the State of Alaska. Our cable systems serve 33 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks and Juneau. We offer digital cable television services in Anchorage, Fairbanks, Juneau, Kenai and Soldotna and retail cable modem service (through our Internet services segment) in all of our locations in Alaska except Ketchikan and Kotzebue. We plan to offer cable modem service in Ketchikan in 2003, and plan to continue to expand our product offerings as plant upgrades are completed in other communities in Alaska.

         Local access services. We offer facilities based competitive local exchange services in Anchorage, Fairbanks and Juneau and plan to provide similar competitive local exchange services in other locations pending regulatory approval and subject to availability of capital.

         Internet services. We offer wholesale and retail Internet services. We offer cable modem service as further described under Cable services above. Our undersea fiber optic cable allows us to offer enhanced services with high-bandwidth requirements.

        Included in the "All Other" category in the tables that follow are our managed services, product sales, cellular telephone services, and, during the year ended December 31, 2001, management services for Kanas, a related party. None of these business units has ever met the quantitative thresholds for determining reportable segments. Also included in the All Other category are corporate related expenses including management information systems, accounting, legal and regulatory, human resources and other general and administrative expenses. In 2001, the All Other category includes revenues and costs associated with the sale of undersea fiber optic cable system capacity (see note 1(o)).

        The December 31, 2001 and 2000 Form 10-K "Industry Segments Data" reported marketing expenses in the "All Other" category. Such 2001 and 2000 expenses have been reclassified to the applicable reportable segments in this December 31, 2002 Form 10-K. We adopted SFAS 142, "Goodwill and Other Intangible Assets" on January 1, 2002, resulting in a $6.5 million decrease in depreciation and amortization expense primarily in the cable services segment during the year ended December 31, 2002 as compared to the years ended December 31, 2001 and 2000.

        We evaluate performance and allocate resources based on (1) earnings or loss from operations before depreciation, amortization, net interest expense and income taxes, and (2) operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant


                                      128                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        accounting policies in note 1. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

        We earn all revenues through sales of services and products within the United States of America. All of our long-lived assets are located within the United States of America.

        Summarized financial information for our reportable segments for the years ended December 31, 2002, 2001 and 2000 follows (amounts in thousands):
                                                         Reportable Segments
                                     --------------------------------------------------------
                                        Long-               Local                 Total
                                       Distance    Cable    Access  Internet    Reportable      All
                                       Services   Services Services Services     Segments      Other       Total
                                     ------------------------------------------------------------------------------
                   2002
                   ----
        Revenues:
         Intersegment                $    22,639     2,094     9,723   10,023       44,479          744     45,223
         External                        204,930    88,688    32,071   15,584      341,273       26,569    367,842
                                     ------------------------------------------------------------------------------
            Total revenues               227,569    90,782    41,794   25,607      385,752       27,313    413,065
                                     ------------------------------------------------------------------------------
        Cost of sales and services:
         Intersegment                     18,284       ---     2,100   22,985       43,369          752     44,121
         External                         60,053    23,649    20,205    4,792      108,699       14,865    123,564
                                     ------------------------------------------------------------------------------
            Total cost of sales and
            services                      78,337    23,649    22,305   27,777      152,068       15,617    167,685
                                     ------------------------------------------------------------------------------
        Contribution:
         Intersegment                      4,355     2,094     7,623  (12,962)       1,110           (8)     1,102
         External                        144,877    65,039    11,866   10,792      232,574       11,704    244,278
                                     ------------------------------------------------------------------------------
            Total contribution           149,232    67,133    19,489   (2,170)     233,684       11,696    245,380

        Selling, general and
         administrative expenses          36,378    25,264    16,600    8,855       87,097       41,932    129,029
        Bad debt expense                  12,388       428       162       54       13,032           92     13,124
                                     ------------------------------------------------------------------------------
        Earnings (loss) from
         operations before
         depreciation, amortization,
         net interest expense and
         income taxes                    100,466    41,441     2,727  (11,079)     133,555      (30,328)   103,227

        Depreciation and amortization     21,427    15,882     3,466    7,187       47,962        8,438     56,400
                                     ------------------------------------------------------------------------------
        Operating income (loss)      $    79,039    25,559      (739) (18,266)      85,593      (38,766)    46,827
                                     ==============================================================================
        Total assets                 $   288,680   322,899    35,276   28,102      674,957       63,825    738,782
                                     ==============================================================================
        Capital expenditures         $    22,832    17,395    10,388    4,215       54,830       10,310     65,140
                                     ==============================================================================
                   2001
                   ----
        Revenues:
         Intersegment                $    20,239     1,650     8,716    6,110       36,715          355     37,070
         External                        200,694    76,554    25,229   11,996      314,473       42,785    357,258
                                     ------------------------------------------------------------------------------
            Total revenues               220,933    78,204    33,945   18,106      351,188       43,140    394,328
                                     ------------------------------------------------------------------------------
        Cost of sales and services:
         Intersegment                     16,739       ---     1,586   17,345       35,670          461     36,131
         External                         73,257    20,829    14,037    4,749      112,872       26,921    139,793
                                     ------------------------------------------------------------------------------
            Total cost of sales and
            services                      89,996    20,829    15,623   22,094      148,542       27,382    175,924
                                     ------------------------------------------------------------------------------


                                      129                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                                                         Reportable Segments
                                     --------------------------------------------------------
                                        Long-               Local                 Total
                                       Distance    Cable    Access  Internet    Reportable      All
                                       Services   Services Services Services     Segments      Other       Total
                                     ------------------------------------------------------------------------------
        Contribution:
         Intersegment                $     3,500     1,650     7,130  (11,235)       1,045         (106)       939
         External                        127,437    55,725    11,192    7,247      201,601       15,864    217,465
                                     ------------------------------------------------------------------------------
            Total contribution           130,937    57,375    18,322   (3,988)     202,646       15,758    218,404

        Selling, general and
         administrative expenses          38,102    21,740    13,138    8,066       81,046       35,490    116,536
        Bad debt expense                   2,790     1,053       181       86        4,110          169      4,279
                                     ------------------------------------------------------------------------------
        Earnings (loss) from
         operations before
         depreciation, amortization,
         net interest expense and
         income taxes                     90,045    34,582     5,003  (12,140)     117,490      (19,901)    97,589

        Depreciation and amortization     21,899    20,704     3,530    2,879       49,012        6,663     55,675
                                     ------------------------------------------------------------------------------
        Operating income (loss)      $    68,146    13,878     1,473  (15,019)      68,478      (26,564)    41,914
                                     ==============================================================================
        Total assets                 $   294,175   321,722    30,040   27,363      673,300       61,379    734,679
                                     ==============================================================================
        Capital expenditures         $    24,497    16,433     8,085    6,516       55,531       10,107     65,638
                                     ==============================================================================

                   2000
                   ----
        Revenues:
         Intersegment                $    15,750     1,493     6,675    3,173       27,091          123     27,214
         External                        182,676    67,898    20,205    8,425      279,204       13,401    292,605
                                     ------------------------------------------------------------------------------
            Total revenues               198,426    69,391    26,880   11,598      306,295       13,524    319,819
                                     ------------------------------------------------------------------------------
        Cost of sales and services:
         Intersegment                     13,554       ---     1,401   11,692       26,647          123     26,770
         External                         76,568    17,821    10,768    4,389      109,546       10,166    119,712
                                     ------------------------------------------------------------------------------
            Total cost of sales and
             services                     90,122    17,821    12,169   16,081      136,193       10,289    146,482
                                     ------------------------------------------------------------------------------
        Contribution:
         Intersegment                      2,196     1,493     5,274   (8,519)         444          ---        444
         External                        106,108    50,077     9,437    4,036      169,658        3,235    172,893
                                     ------------------------------------------------------------------------------
            Total contribution           108,304    51,570    14,711   (4,483)     170,102        3,235    173,337

        Selling, general and
         administrative expenses          34,816    20,879    12,316    7,288       75,299       24,609     99,908
        Bad debt expense                   3,510       691       388      162        4,751          259      5,010
                                     ------------------------------------------------------------------------------
        Earnings (loss) from
         operations before
         depreciation, amortization,
         net interest expense and
         income taxes                     69,978    30,000     2,007  (11,933)      90,052      (21,633)    68,419

        Depreciation and amortization     19,500    18,942     4,375    1,915       44,732        5,923     50,655
                                     ------------------------------------------------------------------------------
        Operating income (loss)      $    50,478    11,058    (2,368) (13,848)      45,320      (27,556)    17,764
                                     ==============================================================================
        Total assets                 $   257,913   304,094    24,827   22,768      609,602       69,405    679,007
                                     ==============================================================================
        Capital expenditures         $    18,062    10,966     3,430    7,902       40,360       10,513     50,873
                                     ==============================================================================

                                      130                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

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

        A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):
         Years ended December 31,                                                 2002            2001           2000
                                                                            --------------- --------------- --------------
         Reportable segment revenues                                       $    385,752         351,188        306,295
         Plus All Other revenues                                                 27,313          43,140         13,524
         Less intersegment revenues eliminated in consolidation                  45,223          37,070         27,214
                                                                            --------------- --------------- --------------
              Consolidated revenues                                        $    367,842         357,258        292,605
                                                                            =============== =============== ==============

        A reconciliation of reportable segment earnings from operations before depreciation, amortization, net interest expense and income taxes to consolidated net income (loss) before income taxes follows (amounts in thousands):
         Years ended December 31,                                                 2002            2001           2000
                                                                            -------------- ---------------- --------------
         Reportable segment earnings from operations before
           depreciation, amortization, net interest expense and income
           taxes                                                           $    133,555         117,490         90,052
         Less All Other loss from operations before depreciation,
           amortization, net interest expense and income taxes                   30,328          19,901         21,633
         Less intersegment contribution eliminated in consolidation               1,102             939            444
                                                                            -------------- ---------------- --------------
              Consolidated earnings from operations before
                depreciation, amortization, net interest expense and
                income taxes                                                    102,125          96,650         67,975
         Less depreciation and amortization expense                              56,400          55,675         50,655
                                                                            -------------- ---------------- --------------
              Consolidated operating income                                      45,725          40,975         17,320
         Less other expense, net                                                 33,403          32,316         38,969
                                                                            -------------- ---------------- --------------
              Consolidated net income (loss) before income taxes           $     12,322           8,659        (21,649)
                                                                            ============== ================ ==============

       A reconciliation of reportable segment operating income to consolidated net income (loss) before income taxes follows (amounts in thousands):
         Years ended December 31,                                                 2002            2001           2000
                                                                            --------------- --------------- --------------
         Reportable segment operating income                               $     85,593          68,478         45,320
         Less All Other operating loss                                           38,766          26,564         27,556
         Less intersegment contribution eliminated in consolidation               1,102             939            444
                                                                            --------------- --------------- --------------
              Consolidated operating income                                      45,725          40,975         17,320
         Less other expense, net                                                 33,403          32,316         38,969
                                                                            --------------- --------------- --------------
              Consolidated net income (loss) before income taxes           $     12,322           8,659        (21,649)
                                                                            =============== =============== ==============

        We provide long-distance services to WorldCom (see note 11) and Sprint, major customers. We earned revenues from Sprint, net of discounts, included in the long-distance segment, totaling approximately $36,899,000 for the year ended December 31, 2001. As a percentage of total revenues, Sprint revenues totaled 10.3% for the year ended December 31, 2001. Sprint was not a major customer for segment disclosure purposes for the years ended December 31, 2002 and 2000.


                                      131                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(10)    Financial Instruments

        Fair Value of Financial Instruments
        The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts and estimated fair values of our financial instruments at December 31, 2002 and 2001 follows (amounts in thousands):
                                                          2002                         2001
                                               --------------------------- -----------------------------
                                                 Carrying        Fair          Carrying       Fair
                                                  Amount         Value          Amount        Value
                                               --------------------------- -----------------------------
         Short-term assets                      $  65,222       65,222           68,044      68,044
         Notes receivable with related parties  $   5,142        5,142            3,246       3,246
         Short-term liabilities                 $  44,289       44,289           52,980      52,980
          Long-term debt and capital lease
            obligations                         $ 402,475      419,305          397,096     411,712
          Fair value hedge asset                $     ---          ---            1,261       1,261
          Cash flow hedge asset (liability)     $    (999)        (999)              13          13

        The following methods and assumptions were used to estimate fair values:

           Short-term assets: The fair values of cash and cash equivalents, net receivables and current portion of notes receivable from related parties approximate their carrying values due to the short-term nature of these financial instruments.

           Notes receivable from related parties: The carrying value of notes receivable from related parties is estimated to approximate fair values. Although there are no quoted market prices available for these instruments, the fair value estimates were based on the change in interest rates and risk related interest rate spreads since the note origination dates.

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

        Derivative Instruments and Hedging Activities
        Effective January 3, 2001, we entered into an interest rate swap agreement to convert $50 million of 9.75% fixed rate debt to a variable interest rate equal to the 90 day LIBOR rate plus 334 basis points. This interest rate swap was cancelled by the counterparty on August 1, 2002. The differential paid to us was recorded as a decrease in Interest Expense in the Consolidated Statements of Operations in the period in which it was recognized. During the years ended December 31, 2002 and 2001 we recognized approximately $1.2 million and $1.1 million, respectively, as a reduction of interest expense.

        Effective September 21, 2001, we entered into an interest rate swap agreement to convert $25 million of variable interest rate debt equal to the 90 day LIBOR rate plus 334 basis points to 3.98% fixed rate debt plus applicable margins. Terms of the interest rate swap mirror the underlying variable rate debt, except the


                                      132                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        interest rate swap terminates on September 21, 2004. We entered into the transaction to help insulate us from future increases in interest rates. Under SFAS No. 133, the interest rate swap is accounted for as a cash flow hedge. The change in the fair value of the interest rate swap net of income taxes is recorded as an increase or decrease in other comprehensive income (loss) in the Consolidated Statements of Stockholders' Equity. The accrual of interest income or expense is recognized in Interest Expense in the Consolidated Statements of Operations. During the years ended December 31, 2002 and 2001 we recognized approximately $555,000 and $112,000, respectively, in incremental interest expense resulting from this transaction.

(11)    Related Party Transactions
        We earned revenues from WorldCom, a major shareholder of GCI (see note
        8), net of discounts, of approximately $73,637,000, $58,225,000 and $53,065,000 for the years ended December 31, 2002, 2001 and 2000, respectively. As a percentage of total revenues, WorldCom revenues totaled 20.0%, 16.3% and 18.1% for the years ended December 31, 2002, 2001 and 2000, respectively. Amounts receivable, net of accounts payable, from WorldCom totaled $21,677,000 and $15,379,000 at December 31, 2002 and 2001, respectively. We paid WorldCom for distribution of our traffic in the contiguous 48 states and Hawaii amounts totaling approximately $6,413,000, $7,289,000 and $9,124,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

        During the year ended December 31, 2002 we have recognized $11.0 million in bad debt expense for uncollected amounts due from WorldCom. At December 31, 2002 the bad debt reserve for uncollected amounts due from WorldCom ("WorldCom reserve") totaled $11.6 million and consisted of all billings for services rendered prior to July 21, 2002 that were not paid or deemed recoverable as of December 31, 2002 and which have not been subsequently paid through the date of this report. The WorldCom reserve includes approximately $655,000 in reserves recognized prior to the bankruptcy in addition to the $11.0 million in bad debt expense previously discussed. Any payments received on amounts included in the WorldCom reserve will reduce the reserve and bad debt expense in the period of receipt. We currently cannot predict the timing or ultimate amount, if any, that WorldCom will pay on outstanding balances due us as of their bankruptcy filing date of July 21, 2002. WorldCom has made timely payments for services rendered subsequent to July 21, 2002.

        We entered into a long-term capital lease agreement in 1991 with the wife of our president for property occupied by us. The leased asset was capitalized in 1991 at the owner's cost of $900,000 and the related obligation was recorded in the accompanying financial statements. The lease agreement was amended in September 2002. The amended lease terminates on September 30, 2011. Through September 30, 2003 our monthly payment is $20,000, increasing to $20,860 per month October 1, 2003 through September 30, 2006 and increasing to $21,532 per month October 1, 2006 through September 30, 2011. Since the property was not sold prior to the tenth year of the lease, the owner was required to pay us the greater of one-half of the appreciated value of the property over $900,000, or $500,000. Accordingly, we received $500,000 in the form of a note in the first quarter of 2002. The owner paid us $135,000 in 2002 in the form of a note as additional consideration for the execution of the September 2002 amendment.


                                      133                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        During the six-month period ended June 30, 2001 and the year ended December 31, 2000 we provided management services to Kanas. Effective June 30, 2001 we completed the acquisition of WorldCom's 85% controlling interest in Kanas (see note 3). During the six-month period ended June 30, 2001 and the year ended December 31, 2000 we earned revenues of approximately $618,000 and $690,000, respectively, for management services and long-distance services provided to Kanas. We paid approximately $372,000 and $744,000 to Kanas for the lease and maintenance of fiber optic cable capacity during the six-month period ended June 30, 2001 and the year ended December 31, 2000, respectively. We advanced approximately $4.9 million and $3.0 million to Kanas to partially fund its operations during the six-month period ended June 30, 2001 and the year ended December 31, 2000, respectively. Accounts receivable from Kanas were approximately $3.7 million at December 31, 2000 and were classified as Other Assets in the Consolidated Balance Sheets at December 31, 2000. During the year ended December 31, 2002, we acquired the remaining 15% interest in Kanas in exchange for a total of 15,000 shares of GCI Class A common stock.

        In January 2001 we entered into an aircraft operating lease agreement with a company owned by GCI's president. The lease was amended effective January 1, 2002. The lease is month-to-month and may be terminated at any time upon one hundred and twenty days written notice. The monthly lease rate in 2001 was $40,000, increasing to $50,000 per month on January 1, 2002. Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share. At December 31, 2002 all of the shares under the option agreement are exercisable. We paid a deposit of $1.5 million in connection with the lease. The deposit will be repaid to us, as amended, upon the earlier of six months after the agreement terminates, or nine months after the date of a termination notice. The lessor may sell to us the stock arising from the exercise of the stock option or surrender the right to purchase all or a portion of the stock option to repay the deposit, as allowed by our debt and preferred stock instruments in effect at such time.

 (12)   Commitments and Contingencies

        Leases
        Operating Leases as Lessee. We lease business offices, have entered into site lease agreements and use satellite transponder capacity and certain equipment pursuant to operating lease arrangements. Rental costs under such arrangements amounted to approximately $13,445,000, $9,292,000 and $8,152,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Satellite Transponder Capacity Capital Lease
        We lease satellite transponder capacity through a capital lease arrangement with a leasing company. The capital lease was entered into in March 2000. The effective term of the lease is nine years from the closing date. The capital lease includes certain covenants requiring maintenance of specific levels of operating cash flow to indebtedness and limitations on additional indebtedness. We were in compliance with all covenants during the year ending December 31, 2002.

        We began operating the satellite transponders on April 1, 2000. The satellite transponders are recorded at a cost of $48.2 million and are being depreciated over twelve years. At December 31, 2002 and 2001 $44.9 million and $45.9 million, respectively, was financed under this capital lease.


                                      134                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        A summary of future minimum lease payments for all leases follows
        (amounts in thousands):
           Years ending December 31:                                           Operating      Capital
                                                                              ------------ -------------
             2003                                                            $   11,780         5,115
             2004                                                                 9,613         9,602
             2005                                                                 8,994        10,243
             2006                                                                 7,343         9,723
             2007                                                                 5,535         8,813
             2008 and thereafter                                                 24,408        25,447
                                                                              ------------ -------------
               Total minimum lease payments                                  $   67,673        68,943
                                                                              ============
               Less amount representing interest                                              (22,311)
               Less current maturities of obligations under capital
                 leases                                                                        (1,857)
                                                                                           -------------
               Subtotal - long-term obligations under capital leases                           44,775
               Less long-term obligations under capital leases due to
                 related party, excluding current maturities                                     (703)
                                                                                           -------------
                   Long-term obligations under capital leases, excluding
                      related party, excluding current maturities                         $    44,072
                                                                                           =============

        The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. We expect that in the normal course of business leases that expire will be renewed or replaced by leases on other properties.

        Operating Leases as Lessor. In 1999 we signed agreements with a large commercial customer for the lease of DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the Lower 48 states. The lease agreements were for three years with renewal options. One lease was canceled in January 2002, approximately two months before its expiration. The remaining two leases were not renewed after their initial three year terms expired.

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

        A summary of minimum future service revenues, assuming the agreement is not terminated pursuant to contract provisions, follows (amounts in thousands):

          Years ending December 31,
            2003                                       $    7,620
            2004                                            7,620
            2005                                            7,620
            2006                                            7,620
            2007                                            7,620
            2008 and thereafter                            64,467
                                                        ----------
              Total minimum future service revenues    $  102,567
                                                        ==========

        In December 2001 we signed a letter of agreement with our customer in which we agreed, amongst other things, to upgrade the 800-mile fiber optic system, install multiple earth stations, and potentially provide other services. We have completed the projects outlined in the letter of agreement and expect testing and


                                      135                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        acceptance to be completed no later than the fourth quarter of 2003. We expect the contract to be amended in 2003 consistent with the terms of the letter of agreement. We expect the following additional minimum future service revenues, assuming the agreement is amended and is not terminated pursuant to contract provisions (amounts in thousands):

          Years ending December 31,
            2003                                       $    2,810
            2004                                            5,580
            2005                                            5,580
            2006                                            5,580
            2007                                            5,580
            2008 and thereafter                            47,208
                                                        ----------
              Total minimum future service revenues    $   72,338
                                                        ==========

        Deferred Compensation Plan
        During 1995, we adopted a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. We may contribute matching deferrals at a rate selected by us. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of us with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled approximately $82,000, $39,000 and $0 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Performance Based Incentive Compensation Plan
        During 2002 we adopted a non-qualified, performance based incentive compensation plan. The incentive compensation plan provides additional compensation to certain officers and key employees based upon the Company's achievement of specified financial performance goals. The Compensation Committee of the Board of Directors establishes goals on which executive officers are compensated, and management establishes the goals for other covered employees. Awards may be payable in cash or GCI's Class A common stock. No amounts were charged to expense in 2002 under the new plan.

        Self-Insurance
        We are self-insured for losses and liabilities related primarily to health and welfare claims up to predetermined amounts above which third party insurance applies. A reserve of $1.6 million and $1.5 million was recorded at December 31, 2002 and 2001, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserve. While we use what we believe is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

        We are self-insured for damage or loss to certain of our transmission facilities, including our buried, under sea, and above-ground transmission lines. If we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.

        Beginning January 1, 2003, we will be self-insured for losses and liabilities related to workers' compensation claims up to predetermined amounts above which third party insurance applies. A reserve will be recorded in 2003 to cover estimated reported losses and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserve.


                                      136                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        Litigation and Disputes
        We are routinely involved in various lawsuits, billing disputes, legal proceedings and regulatory matters that have arisen in the normal course of business.

        On July 1, 1999, the APUC ruled that the rural exemptions from local competition for the ILECs operating in Juneau, Fairbanks and North Pole would not be continued, which allowed us to negotiate for unbundled elements for the provision of competitive local service. ACS requested reconsideration of this decision and on October 11, 1999, the RCA issued an order terminating rural exemptions for the ILECs operating in the Fairbanks and Juneau markets. ACS has appealed these decisions. The appeal presently is before the Alaska Supreme Court. On February 11, 2003, the Alaska Supreme Court heard oral argument. One of the principal issues in dispute concerns the assignment of the burden of proof. In accordance with instructions from the Alaska Superior Court, the APUC assigned the burden to ACS at the remand proceeding. At the oral argument, several Justices expressed concern with the assignment of the burden. At this time, we cannot reasonably predict what the outcome of the case will be or even what relief the Court might order if it were to find that the burden of proof was improperly assigned to ACS. An adverse decision from the Court, however, has the potential to disrupt our ability to provide service to our Fairbanks and Juneau customers over our facilities. We expect a decision from the Court within six months from the date of oral argument.

        While the ultimate results of these items cannot be predicted with certainty, except for the rural exemption proceedings described above, we do not expect at this time the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.

        Cable Service Rate Reregulation
        Federal law permits regulation of basic cable programming services rates. However, Alaska law provides that cable television service is exempt from regulation by the Regulatory Commission of Alaska ("RCA") unless 25% of a system's subscribers request such regulation by filing a petition with the RCA. At December 31, 2002, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. (The Juneau system serves 7.1% of our total basic service subscribers at December 31, 2002.) On July 27, 2000 the RCA approved in full a requested rate increase for the Juneau system, which was effective October 1, 2000. The cable rate increase in the Juneau system effective February 1, 2003, did not effect basic programming service and therefore did not require RCA approval.

        Internal Revenue Service Examination
        Our U.S. income tax return for 1999 was selected for examination by the Internal Revenue Service during 2001. The examination commenced during the third quarter of 2001 and was completed during the second quarter of 2002 with no material adjustments required.


                                      137                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        ILEC Over-earnings Refund
        The FCC ruled in February 2001 that earnings of Alaska Communications Systems, Inc. ("ACS") for the 1997 to 1998 reporting period exceeded their authorized rate of return and ordered a refund to us from ACS. Rate of return carriers such as ACS are required by the FCC to refund earnings from interstate access charges assessed to long-distance carriers when their earnings exceed their authorized rate of return. ACS appealed the FCC ruling to the U.S. Court of Appeals for the District of Columbia circuit ("Court"). On May 21, 2002, the Court granted in part and denied in part the ACS appeal of the FCC's earlier decision requiring ACS to refund the over-earnings. The court remanded the case to the FCC for a determination of the appropriate refund due as a result of the decision. The parties have briefed the relevant issues before the FCC, and a decision in the remand proceeding is pending. That decision, once issued, itself can be appealed. GCI and ACS have entered into discussions concerning the possible settling of the dispute, which discussions have not yet produced a final agreement. We are unable to determine the final amount to be refunded and when it may be refunded. The refundable amount has been accounted for as a gain contingency, and, accordingly, has not been recorded. The refundable amount, if any, will be recorded upon receipt when realization is a certainty.



                                      138                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements


 (13)  Supplementary Financial Data

       The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 (amounts in thousands, except per share amounts):
                                                            First      Second        Third      Fourth      Total
                                                           Quarter     Quarter      Quarter     Quarter     Year
                                                       ------------ ----------- ------------ ----------- ------------
       2002
       ----
       Total revenues                                 $    88,210      92,740       94,550      92,342     367,842
       Gross profit                                   $    56,973      61,879       64,175      61,251     244,278
       Net income (loss) (1)                          $     2,212      (1,103)       5,063         491       6,663
       Basic and diluted net income (loss) per
         common share (1)                             $      0.03       (0.03)        0.08        0.00        0.08

       2001
       ----
       Total revenues (2)                             $    96,917      85,535       88,019      86,787     357,258
       Gross profit                                   $    54,831      51,704       55,276      55,654     217,465
       Net income (2)                                 $     2,423         166        1,527         473       4,589
       Basic net income (loss) per common share       $      0.04       (0.01)        0.02        0.00        0.05
       Diluted net income (loss) per common share (3) $      0.03       (0.01)        0.02        0.00        0.05

      ------------------
       1 We adopted SFAS 142, "Goodwill and Other Intangible Assets" on January
         1, 2002, resulting in a $6.5 million decrease in depreciation and amortization expense primarily in the cable services segment during the year ended December 31, 2002 as compared to the years ended December 31, 2001.
       2 The first quarter of 2001 includes $19.5 million of revenue and $8.7 of operating income from the sale of long-haul capacity in the Alaska United undersea fiber optic cable system.
       3 Due to rounding, the sum of quarterly net income (loss) per common share amounts does not agree to total year net income per common share.
      ------------------

Item 15(b).  Exhibits

       Listed below are the exhibits that are filed as a part of this Report
       (according to the number assigned to them in Item 601 of Regulation S-K):
        Exhibit No.                                             Description
      ------------------------------------------------------------------------------------------------------------------
          3.1            Restated Articles of Incorporation of the Company dated December 18, 2000 (30)
          3.2            Amended and Restated Bylaws of the Company dated January 28, 2000 (28)
          10.3           Westin Building Lease (5)
          10.4           Duncan and Hughes Deferred Bonus Agreements (6)
          10.5           Compensation Agreement between General Communication, Inc. and William C. Behnke dated
                            January 1, 1997 (19)
          10.6           Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska
                            (3)
          10.7           1986 Stock Option Plan, as amended (21)
          10.13          MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication,
                            Inc. dated January 1, 1993 (8)
          10.14          Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and
                            General Communication, Inc. dated January 1, 1993 (8)
          10.15          Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated
                            August 13, 1993 (9)
          10.16          Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
          10.17          Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13,
                            1993 (9)
          10.19          Summary Plan Description pertaining to Qualified Employee Stock Purchase Plan of General
                            Communication, Inc., as amended and restated January 1, 2003 *
          10.20          The GCI Special Non-Qualified Deferred Compensation Plan (11)
          10.21          Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and
                            GCI Communication Corp. (11)
          10.25          Licenses: (5)
          10.25.1           214 Authorization
          10.25.2           International Resale Authorization
          10.25.3           Digital Electronic Message Service Authorization
          10.25.4           Fairbanks Earth Station License
          10.25.5           Fairbanks (Esro) Construction Permit for P-T-P Microwave Service
          10.25.6           Fairbanks (Polaris) Construction Permit for P-T-P Microwave Service
          10.25.7           Anchorage Earth Station Construction Permit
          10.25.8           License for Eagle River P-T-P Microwave Service
          10.25.9           License for Juneau Earth Station
          10.25.10          Issaquah Earth Station Construction Permit
          10.26          ATU Interconnection Agreement between GCI Communication Corp. and Municipality of Anchorage,
                            executed January 15, 1997 (18)
          10.29          Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI,
                            ACNJI and ACNKSI (12)
          10.30          Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and Alaska
                            Cablevision, Inc. (12)
          10.31          Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and
                            McCaw/Rock Homer Cable System, J.V. (12)
          10.32          Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and
                            McCaw/Rock Seward Cable System, J.V. (12)
          10.33          Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among
                            General Communication, Inc., and the Prime Sellers Agent (13)

        Exhibit No.                                             Description
      ------------------------------------------------------------------------------------------------------------------
          10.34          First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General
                            Communication, Inc., ACNFI, ACNJI and ACNKSI (13)
          10.36          Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order
                            U-96-89(8) dated January 14, 1997 (18)
          10.37          Amendment to the MCI Carrier Agreement executed April 20, 1994 (18)
          10.38          Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (16)
          10.39          MCI Carrier Addendum--MCI 800 DAL Service effective February 1, 1994 (16)
          10.40          Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (16)
          10.41          Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (16)
          10.42          Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (18)
          10.43          Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (16)
          10.44          Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (20)
          10.45          First Amendment to Contract for Alaska Access Services between General Communication, Inc.
                            and MCI Telecommunications Corporation dated April 1, 1996 (20)
          10.46          Service Mark License Agreement between MCI Communications Corporation and General
                            Communication, Inc. dated April 13, 1994 (19)
          10.47          Radio Station Authorization (Personal Communications Service License), Issue Date June 23,
                            1995 (19)
          10.50          Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc.
                            and GCI Network Systems dated April 1, 1992 (20)
          10.51          Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August 1,
                            1996 (20)
          10.52          Lease Agreement dated September 30, 1991 between RDB Company and General Communication,
                            Inc. (3)
          10.54          Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings dated
                            September 23, 1996 (19)
          10.55          Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (19)
          10.58          Employment and Deferred Compensation Agreement between General Communication, Inc. and
                            John M. Lowber dated July 1992 (19)
          10.59          Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated
                            August 15, 1994 (19)
          10.60          Transponder Lease Agreement between General Communication Incorporated and Hughes
                            Communications Satellite Services, Inc., executed August 8, 1989 (9)
          10.61          Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and
                            Hughes Communications Galaxy, Inc. dated August 24, 1995 (19)
          10.62          Order Approving Application, Subject to Conditions; Requiring Filing; and Approving
                            Proposed Tariff on an Inception Basis, dated February 4, 1997 (19)
          10.66          Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp.
                            dated as of July 11, 1997. (23)
          10.67          Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System
                            Partnership Contract Variation No. 1 dated as of December 1, 1997. (23)
          10.71          Third Amendment to Contract for Alaska Access Services between General Communication, Inc.
                            and MCI Telecommunications Corporation dated February 27, 1998 (25)
          10.77          General Communication, Inc. Preferred Stock Purchase Agreement (26)
          10.78          Qualified Employee Stock Purchase Plan of General Communication, Inc., as amended and restated
                            January 01, 2003  *
          10.79          Statement of Stock Designation (Series B) (26)
          10.80          Fourth Amendment to Contract for Alaska Access Services between General Communication,
                            Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom. (27)

        Exhibit No.                                             Description
      ------------------------------------------------------------------------------------------------------------------
          10.82          Lease Intended for Security between GCI Satellite Co., Inc. and General Electric Capital
                            Corporation (29)
          10.89          Fifth Amendment to Contract for Alaska Access Services between General Communication, Inc.
                            and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network
                            Services, Inc., formerly known as MCI Telecommunications Corporation dated August 7, 2000
                            # (31)
          10.90          Sixth Amendment to Contract for Alaska Access Services between General Communication, Inc.
                            and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network
                            Services, Inc., formerly known as MCI Telecommunications Corporation dated February 14,
                            2001 # (31)
          10.91          Seventh Amendment to Contract for Alaska Access Services between General Communication,
                            Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network
                            Services, Inc., formerly known as MCI Telecommunications Corporation dated March 8, 2001
                            # (31)
          10.99          Statement of Stock Designation (Series C) (34)
          10.100         Contract for Alaska Access Services between Sprint Communications Company L.P. and General
                            Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated March
                            12, 2002 # (35)
          10.101         Credit, Guaranty, Security and Pledge Agreement between GCI Holdings, Inc. and Credit
                            Lyonnais New York Branch as Administrative Agent, Issuing Bank, Co-Bookrunner and
                            Co-Arranger, General Electric Capital Corporation as Documentation Agent, Co-Arranger
                            and Co-Bookrunner and CIT Lending Services Corporation as Syndication Agent, dated as of November 1, 2002. (36)
          10.102         First Amendment to Lease Agreement dated as of September 2002 between RDB Company and GCI
                            Communication Corp. as successor in interest to General Communication, Inc. *
          10.103         Agreement and plan of merger of GCI American Cablesystems, Inc. a Delaware corporation and
                            GCI Cablesystems of Alaska, Inc. an Alaska corporation each with and into GCI Cable,
                            Inc. an Alaska corporation, adopted as of December 10, 2002  *
          10.104         Articles of merger between GCI Cablesystems of Alaska, Inc. and GCI Cable, Inc., adopted as of December 10, 2002  *
          10.105         Aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560
                            Company, Inc., an Alaska corporation, dated as of January 22, 2001 *
          10.106         First amendment to aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 8, 2002 *
          21.1           Subsidiaries of the Registrant *
          23.1           Consent of KPMG LLP (Accountant for Company) *
          99             Additional Exhibits:
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

        Exhibit No.                                             Description
      ------------------------------------------------------------------------------------------------------------------
          99.23             The Bylaws of GCI Fiber Co., Inc. (23)
          99.24             The Articles of Incorporation of GCI Fiber Co., Inc. (23)
          99.25             The Bylaws of GCI Satellite Co., Inc. (23)
          99.26             The Articles of Incorporation of GCI Satellite Co., Inc. (23)
          99.27             The Partnership Agreement of Alaska United Fiber System (23)
          99.28             The Bylaws of Potter View Development Co., Inc. (32)
          99.29             The Articles of Incorporation of Potter View Development Co., Inc. (32)
          99.30             The Bylaws of GCI American Cablesystems, Inc. (34)
          99.31             The Articles of Incorporation of GCI American Cablesystems, Inc. (34)
          99.32             The Bylaws of GCI Cablesystems of Alaska, Inc. (34)
          99.33             The Articles of Incorporation of GCI Cablesystems of Alaska, Inc. (34)
          99.34             The Bylaws of GCI Fiber Communication, Co., Inc. (34)
          99.35             The Articles of Incorporation of GCI Fiber Communication, Co., Inc. (34)
          99.36             Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                            of the Sarbanes-Oxley Act of 2002  *

          -------------------------
             #  Certain information has been redacted from this document which we desire to keep undisclosed.
             *  Filed herewith.
          -------------------------

         Exhibit
        Reference                                               Description
      ------------------------------------------------------------------------------------------------------------------
            2            Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1990
            3            Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1991
            5            Incorporated by reference to The Company's Registration Statement on Form 10  (File No.
                            0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
            6            Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1989.
            8            Incorporated by reference to The Company's Current Report on Form 8-K dated June 4, 1993.
            9            Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1993.
            10           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1994.
            11           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995.
            12           Incorporated by reference to The Company's Form S-4 Registration Statement dated October
                            4, 1996.
            13           Incorporated by reference to The Company's Current Report on Form 8-K dated November 13,
                            1996.
            14           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1996.
            16           Incorporated by reference to The Company's Current Report on Form 8-K dated March 14,
                            1996, filed March 28, 1996.
            18           Incorporated by reference to The Company's Form S-3 Registration Statement (File No.
                            333-28001) dated May 29, 1997.
            19           Incorporated by reference to The Company's Amendment No. 1 to Form S-3/A Registration
                            Statement (File No. 333-28001) dated July 8, 1997.

         Exhibit
        Reference                                               Description
      ------------------------------------------------------------------------------------------------------------------
            20           Incorporated by reference to The Company's Amendment No. 2 to Form S-3/A Registration
                            Statement (File No. 333-28001) dated July 21, 1997.
            21           Incorporated by reference to The Company's Amendment No. 3 to Form S-3/A Registration
                            Statement (File No. 333-28001) dated July 22, 1997.
            23           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997.
            24           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
            25           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1998.
            26           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
            27           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
            28           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1999.
            29           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
            30           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 2000.
            31           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001.
            32           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
            33           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001.
            34           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 2001.
            35           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.
            36           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(c)     Reports on Form 8-K

        None.

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
General Communication, Inc.:


Under date of February 26, 2003, we reported on the consolidated balance sheets of General Communication, Inc. and subsidiaries ("Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the Company's 2002 Annual Report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule which is listed in the index in Item 15(a)(2) of the Company's 2002 Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion this consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                    /s/

                                    KPMG LLP





Anchorage, Alaska
February 26, 2003

Schedule VIII

                                           GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

                                                 Valuation and Qualifying Accounts

                                           Years ended December 31, 2002, 2001 and 2000
                                                                                 Additions        Deductions
                                                                                 ---------        ----------
                                                             Balance at    Charged to             Write-offs    Balance
                                                             beginning     profit and               net of     at end of
Description                                                   of year        loss       Other     recoveries      year
-------------------------------------------------------     --------------------------------------------------------------
                                                                                (Amounts in thousands)
Allowance for doubtful receivables, year ended:
    December 31, 2002 (1)                                  $   4,166        13,124       ---         3,280        14,010
                                                            ============= ============ ========= ============= ===========

    December 31, 2001                                      $   2,864         4,076       ---         2,774         4,166
                                                            ============= ============ ========= ============= ===========

    December 31, 2000                                      $   2,833         5,546       ---         5,515         2,864
                                                            ============= ============ ========= ============= ===========

1 The Allowance for Doubtful Receivables at December 31, 2002 includes the provision of $11.6 million of bad debt expense for estimated uncollectible accounts due from WorldCom. See note 11 to the accompanying Notes to Consolidated Financial Statements included in Part II of this Report for more information.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GENERAL COMMUNICATION, INC.

                                               By: /s/ Ronald A. Duncan
                                                   ----------------------------
                                                   Ronald A. Duncan, President
                                                   (Chief Executive Officer)
Date:  March 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
           Signatures                                Title                                  Date
           ----------                                -----                                  ----
       /s/ Ronald A. Duncan                 President, Chief Executive                  March 24, 2003
     -------------------------------         Officer and Director               ------------------------------
     Ronald A. Duncan                        (Principal Executive Officer)


       /s/ Stephen M. Brett                 Director                                    March 24, 2003
     -------------------------------                                            ------------------------------
     Stephen M. Brett

       /s/ Donne F. Fisher                  Director                                     March 8, 2003
     -------------------------------                                            ------------------------------
     Donne F. Fisher

       /s/ William P. Glasgow               Director                                    March 24, 2003
     -------------------------------                                            ------------------------------
     William P. Glasgow

       /s/ Stephen R. Mooney                Director                                    March 24, 2003
     -------------------------------                                            ------------------------------
     Stephen R. Mooney

       /s/ Stephen Reinstadtler             Director                                    March 22, 2003
     -------------------------------                                            ------------------------------
     Stephen Reinstadtler

       /s/ James M. Schneider               Director                                    March 24, 2003
     -------------------------------                                            ------------------------------
     James M. Schneider

       /s/  John M. Lowber                  Senior Vice President,                      March 24, 2003
     -------------------------------         Chief Financial Officer,           ------------------------------
     John M. Lowber                          Secretary and Treasurer
                                             (Principal Financial Officer)

       /s/ Alfred J. Walker                 Vice President, Chief                       March 24, 2003
     -------------------------------         Accounting Officer                 ------------------------------
     Alfred J. Walker                        (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
             SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Ronald A. Duncan, certify that:

1. I have reviewed this annual report on Form 10-K of General Communication, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluations Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrants board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003        /s/ Ronald A. Duncan
                             -------------------------
                             Ronald A. Duncan
                             President and Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
             SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002


I, John M. Lowber, certify that:

1. I have reviewed this annual report on Form 10-K of General Communication, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluations Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrants board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003        /s/ John M. Lowber
                             -------------------------
                             John M. Lowber
                             Senior Vice President, Chief Financial Officer,
                             Secretary and Treasurer