Form 10-Q
period 2003-03-31
GENERAL COMMUNICATION INC
filed 2003-05-14
CIK 808461

As filed with the Securities and Exchange Commission on May 14, 2003

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes X No .

        The number of shares outstanding of the registrant's classes of common stock as of April 30, 2003 was:
                 52,037,082 shares of Class A common stock; and
                    3,874,107 shares of Class B common stock.

                           GENERAL COMMUNICATION, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003

                               TABLE OF CONTENTS

                                                                                                      Page No.
                                                                                                      --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of March 31, 2003
                       (unaudited) and December 31, 2002..................................................5

                    Consolidated Statements of Operations for the
                       three months ended March 31, 2003
                       (unaudited) and 2002 (unaudited)...................................................7

                    Consolidated Statements of Stockholders' Equity
                       for the three months ended March 31, 2003
                       (unaudited) and 2002 (unaudited)...................................................8

                    Consolidated Statements of Cash Flows for the three
                       months ended March 31, 2003 (unaudited)
                       and 2002 (unaudited)...............................................................9

                    Notes to Interim Condensed Consolidated Financial
                       Statements.........................................................................10

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................23

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................46

         Item 4.    Controls and Procedures...............................................................46

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................47

         Item 6.    Exhibits and Reports on Form 8-K......................................................47

         Other items are omitted, as they are not applicable.

SIGNATURES................................................................................................48

CERTIFICATIONS............................................................................................49

            Cautionary Statement Regarding Forward-Looking Statements


You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission ("SEC"). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "project," or "continue" or the negative of those words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating those statements, you should specifically consider various factors, including those outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Securities Reform Act. Such risks, uncertainties and other factors include but are not limited to those identified below and those further described in Part I, Item 1. Factors That May Affect Our Business and Future Results of our December 31, 2002 Form 10-K.

     o Material adverse changes in the economic conditions in the markets we serve and in general economic conditions, including the continuing impact of the current depressed telecommunications industry due to high levels of competition in the long-distance market resulting in pressures to reduce prices, an oversupply of long-haul capacity, excessive debt loads; several high-profile company failures and potentially fraudulent accounting practices by some companies;
     o The efficacy of laws enacted by Congress; rules and regulations to be adopted by the Federal Communications Commission ("FCC") and state public regulatory agencies to implement the provisions of the 1996 Telecom Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
     o Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include long-distance, local, cable and Internet services;
     o The extent and pace at which different competitive environments develop for each segment of our business;
     o The extent and duration for which competitors from each segment of the telecommunication industries are able to offer combined or full service packages prior to our being able to do so;
     o The degree to which we experience material competitive impacts to our traditional service offerings prior to achieving adequate local service entry;
     o Competitor responses to our products and services and overall market acceptance of such products and services;
     o The outcome of our negotiations with Incumbent Local Exchange Carriers ("ILECs") and state regulatory arbitrations and approvals with respect to interconnection agreements;
     o Our ability to purchase network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local telephone service at competitive rates;
     o Success and market acceptance for new initiatives, many of which are untested;
     o The level and timing of the growth and profitability of existing and new initiatives, particularly local telephone services expansion, Internet services expansion and wireless services;

     o Start-up costs associated with entering new markets, including advertising and promotional efforts;
     o Risks relating to the operations of new systems and technologies and applications to support new initiatives;
     o   Local conditions and obstacles;
     o The impact on our industry and indirectly on us of oversupply of capacity resulting from excessive deployment of network capacity in certain markets we do not serve;
     o Uncertainties inherent in new business strategies, new product launches and development plans, including local telephone services, Internet services, wireless services, digital video services, cable modem services, digital subscriber line services, transmission services, and yellow page directories, and the offering of these services in geographic areas with which we are unfamiliar;
     o The risks associated with technological requirements, technology substitution and changes and other technological developments;
     o   Prolonged service interruptions which could affect our business;
     o Development and financing of telecommunication, local telephone, wireless, Internet and cable networks and services;
     o Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements and the consequences of increased leverage;
     o   Availability of qualified personnel;
     o Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the Regulatory Commission of Alaska ("RCA"), and adverse outcomes from regulatory proceedings;
     o Uncertainties in federal military spending levels and military base closures in markets in which we operate;
     o The ongoing global and domestic trend towards consolidation in the telecommunications industry, which trend may be the effect of making the competitors larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively;
     o The financial, credit and economic impacts of the WorldCom, Inc. ("WorldCom") bankruptcy filing on the industry in general and on us in particular;
     o A conversion of WorldCom's bankruptcy petition to Chapter 7, unfavorable reaffirmation of our pre-filing contracts and agreements with WorldCom, or a migration of WorldCom's traffic off our network without it being replaced by other common carriers that interconnect with our network;
     o The effect on us of pricing pressures, new program offerings and market consolidation in the markets served by our major customers, WorldCom and Sprint;
     o Under Statement of Financial Accounting Standard ("SFAS") 142, we must test our intangibles for impairment at least annually, which may result in a material, non-cash write-down of goodwill and could have a material adverse impact on our results of operations and shareholders' equity; and
     o Other risks detailed from time to time in our periodic reports filed with the SEC.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                 GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                   March 31,      December 31,
                            ASSETS                                                   2003             2002
---------------------------------------------------------------------------    --------------- ----------------
                                          (Amounts in thousands)
Current assets:
    Cash and cash equivalents                                                 $     18,173           11,940
                                                                               --------------- ----------------

    Receivables:
        Trade                                                                       58,717           63,111
        Employee                                                                       318              391
        Other                                                                        2,493            3,093
                                                                               --------------- ----------------
                                                                                    61,528           66,595
        Less allowance for doubtful receivables                                     13,929           14,010
                                                                               --------------- ----------------
           Net receivables                                                          47,599           52,585
                                                                               --------------- ----------------

    Deferred income taxes, net                                                       8,875            8,509
    Prepaid and other current assets                                                 8,541            9,171
    Inventories                                                                      1,088              400
    Property held for sale                                                           1,037            1,037
    Notes receivable with related parties                                              775              697
                                                                               --------------- ----------------
           Total current assets                                                     86,088           84,339
                                                                               --------------- ----------------

Property and equipment in service, net of depreciation                             378,995          381,394
Construction in progress                                                            13,190           16,958
                                                                               --------------- ----------------
           Net property and equipment                                              392,185          398,352
                                                                               --------------- ----------------

Cable certificates, net of amortization of $26,857 and $26,884 at March
   31, 2003 and December 31, 2002, respectively                                    191,159          191,132
Goodwill, net of amortization of $7,200 at March 31, 2003 and December 31,
   2002                                                                             43,284           41,972
Other intangible assets, net of amortization of $1,178 and $1,848 at March
   31, 2003 and December 31, 2002, respectively                                      3,513            3,460
Deferred loan and senior notes costs, net of amortization of $5,374 and
   $4,110 at March 31, 2003 and December 31, 2002, respectively                      8,900            9,961
Notes receivable with related parties                                                5,184            5,142
Other assets, at cost, net of amortization of $119 and $24 at March 31,
   2003 and December 31, 2002, respectively                                          5,091            4,424
                                                                               --------------- ----------------
           Total other assets                                                      257,131          256,091
                                                                               --------------- ----------------
           Total assets                                                       $    735,404          738,782
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


                                       5                             (Continued)

                                 GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                                (Continued)


                                                                                  (Unaudited)
                                                                                   March 31,      December 31,
             LIABILITIES AND STOCKHOLDERS' EQUITY                                   2003             2002
--------------------------------------------------------------------------     --------------- ----------------
                                          (Amounts in thousands)
Current liabilities:
    Current maturities of obligations under long-term debt and capital
       leases                                                                 $     16,804            1,857
    Accounts payable                                                                27,528           33,605
    Deferred revenue                                                                16,628           18,290
    Accrued payroll and payroll related obligations                                 12,823           11,821
    Accrued liabilities                                                              5,372            5,763
    Accrued interest                                                                 4,819            7,938
    Subscriber deposits                                                                825              889
                                                                              ---------------- ----------------
        Total current liabilities                                                   84,799           80,163

Long-term debt, excluding current maturities                                       342,700          357,700
Obligations under capital leases, excluding current maturities                      43,653           44,072
Obligations under capital leases due to related party, excluding
  current maturities                                                                   697              703
Deferred income taxes, net of deferred income tax benefit                           18,411           16,061
Other liabilities, net of accumulated accretion of $589 and $0 at March
   31, 2003 and December 31, 2002, respectively                                      6,665            4,956
                                                                              ---------------- ----------------
        Total liabilities                                                          496,925          503,655
                                                                              ---------------- ----------------

Redeemable preferred stocks                                                         26,907           26,907
                                                                              ---------------- ----------------

Stockholders' equity:
  Common stock (no par):
    Class A.  Authorized 100,000 shares; issued 52,032 and 51,795 shares
      at March 31, 2003 and December 31, 2002, respectively                        201,216          199,903

    Class B. Authorized 10,000 shares; issued 3,874 and 3,875 shares at March
      31, 2003 and December 31, 2002, respectively; convertible on a
      share-per-share basis into Class A common stock                                3,274            3,274

    Less cost of 338 and 317 Class A common shares held in treasury at
      March 31, 2003 and December 31, 2002, respectively                            (1,917)          (1,836)

  Paid-in capital                                                                   11,338           11,222
  Notes receivable with related parties issued upon stock option exercise           (5,650)          (5,650)
  Retained earnings                                                                  3,889            1,847
  Accumulated other comprehensive loss                                                (578)            (540)
                                                                              ---------------- ----------------
        Total stockholders' equity                                                 211,572          208,220
  Commitments and contingencies
                                                                              ---------------- ----------------
        Total liabilities and stockholders' equity                          $      735,404          738,782
                                                                              ================ ================

See accompanying notes to interim condensed consolidated financial statements.

                            GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)
                                                                                Three Months Ended
                                                                                    March 31,
                                                                               2003           2002
                                                                          -------------- ----------------
                               (Amounts in thousands, except per share amounts)

      Revenues                                                           $     92,777         88,210

      Cost of sales and services                                               30,248         31,237
      Selling, general and administrative expenses                             32,993         31,301
      Bad debt expense                                                            597            581
      Depreciation, amortization and accretion expense                         13,501         13,958
                                                                          -------------- ----------------
           Operating income                                                    15,438         11,133
                                                                          -------------- ----------------

      Other income (expense):
        Interest expense                                                       (9,154)        (6,591)
        Amortization of loan and senior notes fees                             (1,073)          (757)
        Interest income                                                           166             73
                                                                          -------------- ----------------
           Other expense, net                                                 (10,061)        (7,275)
                                                                          -------------- ----------------
           Net income before income taxes and cumulative effect of a
             change in accounting principle                                     5,377          3,858

      Income tax expense                                                        2,282          1,646
                                                                          -------------- ----------------
           Net income before cumulative effect of a change in
             accounting principle                                               3,095          2,212

      Cumulative effect of a change in accounting principle, net of
        income tax benefit of $367                                               (544)           ---
                                                                          -------------- ----------------
             Net income                                                 $       2,551          2,212
                                                                          ============== ================

      Basic and diluted net income per common share:
        Net income before cumulative effect of a change in
           accounting principle                                         $       0.05            0.03
        Cumulative effect of a change in accounting principle, net
           of income tax benefit of $367                                       (0.01)            ---
                                                                          -------------- ----------------
             Net income                                                 $       0.04            0.03
                                                                          ============== ================

      See accompanying notes to interim condensed consolidated financial statements.

                                           GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                                                                   Notes                Accumulated
                                                             Class A             Receivable                Other
                                          Class A   Class B  Shares               Issued to   Retained  Comprehensive
 (Unaudited)                              Common    Common   Held in   Paid-in    Related     Earnings     Income
 (Amounts in thousands)                   Stock     Stock    Treasury  Capital    Parties     (Deficit)    (Loss)        Total
                                          --------------------------------------------------------------------------------------
 Balances at December 31, 2001           $195,647   3,281     (1,659)   10,474    (2,588)     (2,771)         8         202,392

 Components of comprehensive income:
   Net income                                 ---     ---        ---       ---       ---       2,212        ---           2,212
   Change in fair value of cash flow
      hedge, net of change in income tax
      liability of $67                        ---     ---        ---       ---       ---         ---        105             105
                                                                                                                         -------
       Comprehensive income                                                                                               2,317
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                   ---     ---        ---       255       ---         ---        ---             255
 Shares issued under stock option plan      2,985     ---        ---       ---    (2,971)        ---        ---              14
 Amortization of the excess of GCI stock
   market value over stock option
   exercise cost on date of stock option
   grant                                      ---     ---        ---       103       ---         ---        ---             103
 Purchase of treasury stock                   ---     ---       (177)      ---       ---         ---        ---            (177)
 Preferred stock dividends                    ---     ---        ---       ---       ---        (509)       ---            (509)
                                          --------------------------------------------------------------------------------------
 Balances at March 31, 2002              $198,632   3,281     (1,836)   10,832    (5,559)     (1,068)       113         204,395
                                          ======================================================================================

 Balances at December 31, 2002           $199,903   3,274     (1,836)   11,222    (5,650)      1,847       (540)        208,220

 Components of comprehensive income:
   Net income                                 ---     ---        ---       ---       ---       2,551        ---           2,551
   Change in fair value of cash flow
      hedge, net of change in income tax
      benefit of $70                          ---     ---        ---       ---       ---         ---        (38)            (38)
                                                                                                                         -------
       Comprehensive income                                                                                               2,513
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                   ---     ---        ---         2       ---         ---        ---               2
 Shares issued under stock option plan          1     ---        ---       ---       ---         ---        ---               1
 Amortization of the excess of GCI stock
   market value over stock option
   exercise cost on date of stock option
   grant                                      ---     ---        ---       114       ---         ---        ---             114
 Shares issued per G.C. Cablevision,
   Inc. acquisition agreement               1,312     ---        ---       ---       ---         ---        ---           1,312
 Purchase of treasury stock                   ---     ---        (81)      ---       ---         ---        ---             (81)
 Preferred stock dividends                    ---     ---        ---       ---       ---        (509)       ---            (509)
                                          --------------------------------------------------------------------------------------
 Balances at March 31, 2003              $201,216   3,274     (1,917)   11,338    (5,650)      3,889       (578)        211,572
                                          ======================================================================================

See accompanying notes to interim condensed consolidated financial statements.

                                   GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                            (Unaudited)
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                         2003           2002
                                                                                    -------------- --------------
                                             (Amounts in thousands)
        Operating activities:
          Net income                                                               $     2,551          2,212
            Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation, amortization and accretion expense                        13,501         13,958
                Deferred income tax expense                                              2,282          1,646
                Amortization of loan and senior notes fees                               1,073            757
                Cumulative effect of a change in accounting principle, net of
                  income tax benefit of $367                                               544            ---
                Bad debt expense, net of write-offs                                        (81)           124
                Deferred compensation and compensatory stock options                       249            251
                Other noncash income and expense items                                    (120)           110
                Change in operating assets and liabilities                              (5,651)        (6,809)
                                                                                    -------------- --------------
                  Net cash provided by operating activities                             14,348         12,249
                                                                                    -------------- --------------

        Investing activities:
           Purchases of property and equipment                                          (6,474)       (16,069)
           Payment of deposit                                                             (721)           ---
           Notes receivable issued to related parties                                      (22)        (5,669)
           Payments received on notes receivable with related parties                       22          3,587
           Purchases of other assets                                                      (201)          (428)
                                                                                    -------------- --------------
                  Net cash used by investing activities                                 (7,396)       (18,579)
                                                                                    -------------- --------------

        Financing activities:
          Repayments of capital lease obligations                                         (478)           (86)
          Long-term borrowings - bank debt                                                 ---          9,000
          Payment of preferred stock dividend                                             (148)          (150)
          Payment of debt issuance costs                                                   (12)          (130)
          Purchase of treasury stock                                                       (81)          (177)
          Proceeds from common stock issuance                                              ---             14
                                                                                    -------------- --------------
                  Net cash provided (used) by financing activities                        (719)         8,601
                                                                                    -------------- --------------
                  Net increase in cash and cash equivalents                              6,233          2,271

                  Cash and cash equivalents at beginning of period                      11,940         11,097
                                                                                    -------------- --------------
                  Cash and cash equivalents at end of period                       $    18,173         13,368
                                                                                    ============== ==============

        See accompanying notes to interim condensed consolidated financial statements.

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

The accompanying unaudited interim condensed consolidated financial statements include the accounts of General Communication, Inc. ("GCI") and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2002, filed as part of our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

(l)    Business and Summary of Significant Accounting Principles

       In the following discussion GCI and its direct and indirect subsidiaries are referred to as "we," "us" and "our".

       (a)   Business
             GCI, an Alaska corporation, was incorporated in 1979. We offer the following services:
             o Long-distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries
             o   Cable television services throughout Alaska
             o Facilities-based competitive local access services in Anchorage, Fairbanks and Juneau, Alaska
             o   Internet access services
             o   Termination of traffic in Alaska for certain common carriers
             o   Private line and private network services
             o   Managed services to certain commercial customers
             o Broadband services, including our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics
             o Sales and service of dedicated communications systems and related equipment
             o Lease and sales of capacity on two undersea fiber optic cables used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries

       (b)   Principles of Consolidation
             The consolidated financial statements include the accounts of GCI, GCI's subsidiary GCI, Inc., GCI, Inc.'s subsidiary GCI Holdings, Inc., GCI Holdings, Inc.'s subsidiaries GCI Communication Corp., GCI Cable, Inc., GCI Transport Co., Inc., GCI Fiber Communication Co., Inc., GCI Fiber Co., Inc. and Fiber Hold Co., Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Co., Inc.'s partnership Alaska United Fiber System Partnership, GCI Communication Corp.'s subsidiaries Potter View Development Co., Inc., Wok 1, Inc. and Wok 2, Inc. and GCI Transport Co., Inc.'s subsidiary GCI Satellite Co., Inc. All subsidiaries are wholly-owned at March 31, 2003.

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


                                       10                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       (c)   Earnings per Common Share

             Earnings per common share ("EPS") and common shares used to calculate basic and diluted EPS consist of the following (amounts
             in thousands, except per share amounts):
                                                                    Three Months Ended March 31,
                                                               2003                               2002
                                                 ------------------------------     -------------------------------
                                                  Income     Shares                    Income  Shares
                                                   (Num-     (Denom-  Per-share        (Num-    (Denom-   Per-share
                                                   erator)   inator)   Amounts        erator)   inator)    Amounts
                                                 ---------- -------- ----------     ---------- --------- ----------
              Net income before cumulative
               effect of a change in accounting
               principle, net of deferred tax
               benefit of $367                   $   3,095                          $  2,212
              Less preferred stock dividends:
               Series B                                361                               361
               Series C                                148                               148
                                                 ----------                         ----------
              Basic EPS:
              Net income before cumulative
               effect of a change in accounting
               principle, net of deferred tax
               benefit of $367, available to
               common stockholders                   2,586    55,367    $.05           1,703     54,828      $.03
              Effect of Dilutive Securities:
              Unexercised stock options                ---       293     ---             ---        928       ---
                                                 ---------- -------- ----------     ---------- --------- ----------
              Diluted EPS:
              Net income before cumulative
               effect of a change in accounting
               principle, net of deferred tax
               benefit of $367, available to
               common stockholders               $   2,586    55,660    $.05        $  1,703     55,756      $.03
                                                 ========== ======== ==========     ========== ========= ==========

             Common equivalent shares outstanding which are anti-dilutive for purposes of calculating EPS for the three months ended March 31,
             2003 and 2002, are not included in the diluted EPS calculations, and consist of the following (shares, in thousands):
                                                                               Three Months Ended
                                                                                     March 31,
                                                                                2003          2002
                                                                            -----------    ----------
                Series B redeemable preferred stock                            3,062          3,062
                Series C redeemable preferred stock                              833            833
                                                                            -----------    ----------
                  Anti-dilutive common shares outstanding                      3,895          3,895
                                                                            ===========    ==========

                                       11                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Weighted average shares associated with outstanding stock options for the three months ended March 31, 2003 and 2002 which have been excluded from the diluted EPS calculations because the options'
             exercise price was greater than the average market price of the common shares consist of the following (shares, in thousands):
                                                                               Three Months Ended
                                                                                     March 31,
                                                                                2003          2002
                                                                            -----------    ----------
                Weighted average shares associated with outstanding stock
                   options                                                     4,510           239
                                                                            ===========    ==========

       (d)   Common Stock

             Following is the statement of common stock at March 31, 2003 and
             2002 (shares, in thousands):
                                                                     Class A       Class B
                                                                  ------------- --------------
                    Balances at December 31, 2001                     50,967         3,883
                    Shares issued under stock option plan                480           ---
                                                                  ------------- --------------
                         Balances at March 31, 2002                   51,447         3,883
                                                                  ============= ==============

                    Balances at December 31, 2002                     51,795         3,875
                    Class B shares converted to Class A                    1            (1)
                    Shares issued under stock option plan                 13           ---
                    Shares issued per G.C. Cablevision, Inc.
                      acquisition agreement                              223           ---
                                                                  ------------- --------------
                         Balances at March 31, 2002                   52,032         3,874
                                                                  ============= ==============

       (e)   Redeemable Preferred Stocks

             Redeemable preferred stocks at March 31, 2003 and 2002 consist of
             (amounts in thousands):
                                                                       2003          2002
                                                                  ------------- --------------
                    Series B                                     $    16,907        16,907
                    Series C                                          10,000        10,000
                                                                  ------------- --------------
                                                                 $    26,907        26,907
                                                                  ============= ==============

             We have 1,000,000 shares of preferred stock authorized with the following shares issued (shares, in thousands):
                                                                     Series B      Series C
                                                                  ------------- --------------
                    Balances at December 31, 2001 and 2002 and
                      March 31, 2002 and 2003                           17            10
                                                                  ============= ==============

                                       12                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             As of March 31, 2003, the combined aggregate amount of preferred stock mandatory redemption requirements follow (amounts in thousands):

                    Years ending March 31:
                      2004                 $     ---
                      2005                       ---
                      2006                    10,150
                      2007                       ---
                      2008                       ---
                                            --------
                                           $  10,150
                                            ========

             Series B
             The redemption amount of our convertible redeemable accreting Series B preferred stock at March 31, 2003 and December 31, 2002 was $17,509,000 and $17,148,000, respectively. The difference between the carrying and redemption amounts is due to accrued dividends which are included in Accrued Liabilities.

             Series C
             The redemption amount of our convertible redeemable accreting Series C preferred stock on March 31, 2003 and December 31, 2002 was $10,000,000.

       (f)   Asset Retirement Obligations
             On January 1, 2003 we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Upon adoption, we recorded the cumulative effect of accretion and depreciation expense as a cumulative effect of a change in accounting principle of approximately $544,000, net of income tax benefit of $367,000.

             Assets that have been recorded for purposes of settling asset retirement obligations have a fair value of approximately $1,107,000 at March 31, 2003.

             Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at March 31, 2003 (amounts in thousands):

                    Balance at December 31, 2002                   $     ---
                    Liability recognized upon adoption of SFAS
                      No. 143                                          1,565
                    Accretion expense for the three months
                      ended March 31, 2003                               128
                                                                    ----------
                         Balance at March 31, 2003                 $   1,693
                                                                    ==========


                                       13                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Following is the amount of the liability for asset retirement obligations as if SFAS No. 143 had been applied at December 31, 2001 (amounts in thousands):

                    Balance at December 31, 2001                   $   1,350
                                                                    ==========

                    Balance at March 31, 2002                      $   1,565
                                                                    ==========

                    Balance at March 31, 2003                      $   1,693
                                                                    ==========

       (g)   Payments Received from Suppliers
             On March 20, 2003 the SEC issued Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" ("EITF No. 02-16"). We have applied EITF No. 02-16 prospectively for arrangements entered into or modified after December 31, 2002. Our cable services segment occasionally receives reimbursements for costs to promote suppliers' services, called cooperative advertising arrangements. The supplier payment is classified as a reduction of selling, general and administrative expenses if it reimburses specific, incremental and identifiable costs incurred to resell the suppliers' services. Excess consideration, if any, is classified as a reduction of cost of sales and services.

             Occasionally our cable services segment enters into a binding arrangement with a supplier in which we receive a rebate dependent upon us meeting a specified goal. We recognize the rebate as a reduction of cost of sales and services systematically as we make progress toward the specified goal. If earning the rebate is not probable and reasonably estimable, it is recognized only when the goal is met.

       (h)   Costs Associated with Exit or Disposal Activities
             On January 1, 2003 we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Upon adoption of SFAS No. 146, enterprises may only record exit or disposal costs when they are incurred and can be measured at fair value. The recorded liability will be subsequently adjusted for changes in estimated cash flows. SFAS 146 revises accounting for specified employee and contract terminations that are part of restructuring activities. Adoption of SFAS No. 146 did not have a material effect on our results of operations, financial position and cash flows.

       (i)   Stock Option Plan
             At March 31, 2003, we had one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We use the intrinsic-value method and compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25.

             We have adopted SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used


                                       14                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             on reported results. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure as required by SFAS No. 148.

             Stock-based employee compensation cost is reflected over the options' vesting period of generally 5 years and compensation cost for options granted prior to January 1, 1996 is not considered. The following table illustrates the effect on net income and EPS for the three months ended March 31, 2003 and 2002, if we had applied the fair-value recognition provisions of SFAS No. 123 to
             stock-based employee compensation (amounts in thousands, except per share amounts):
                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                     2003            2002
                                                                                 ------------    -----------
                Net income, as reported                                         $   2,551           2,212
                Total stock-based employee compensation expense included
                 in reported net income, net of related tax effects                    23              59
                Total stock-based employee compensation expense under the
                 fair-value based method for all awards, net of related
                 tax effects                                                         (474)           (575)
                                                                                 ------------    -----------
                    Pro forma net income                                        $   2,100           1,696
                                                                                 ============    ===========

                Basic and diluted net income per common share, as reported      $    0.04            0.03
                                                                                 ============    ===========

                Basic and diluted net income per common share, pro forma        $    0.03            0.02
                                                                                 ============    ===========

       (j)   Concentrations of Credit Risk
             Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. At March 31, 2003 and December 31, 2002, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments at one highly rated financial institution.

             We have two major customers, WorldCom and Sprint Corporation. There is increased risk associated with these customers' accounts receivable balances. Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Though limited to one geographical area and except for WorldCom and Sprint, the concentration of credit risk with respect to our receivables is minimized due to the large number of customers, individually small balances, and short payment terms.

       (k)   Reclassifications
             Reclassifications have been made to the 2002 financial statements to make them comparable with the 2003 presentation.


                                       15                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

(2)    Consolidated Statements of Cash Flows Supplemental Disclosures

       Changes in operating assets and liabilities consist of (amounts in thousands):
             Three month periods ended March 31,                               2003           2002
                                                                           ------------   ------------
              Decrease in accounts receivables                            $    5,066            519
              Increase in inventories                                           (688)          (559)
              Decrease in prepaid and other current assets                       630            588
              Decrease in accounts payable                                    (6,075)        (1,189)
              Increase (decrease) in deferred revenues                        (1,662)           267
              Increase (decrease) in accrued payroll and payroll
               related obligations                                             1,002         (4,702)
              Decrease in accrued interest                                    (3,119)        (3,616)
              Increase (decrease) in accrued liabilities                        (391)         1,081
              Increase (decrease) in subscriber deposits                         (64)           286
              Increase (decrease) in components of other long-term
              liabilities                                                       (350)           516
                                                                           ------------   ------------
                                                                          $   (5,651)        (6,809)
                                                                           ============   ============

       We paid interest totaling approximately $12,273,000 and $10,207,000 during the three months ended March 31, 2003 and 2002, respectively.

       Effective March 31, 2001 we acquired the assets and customer base of G.C. Cablevision, Inc. Upon acquisition the seller received shares of GCI Class A common stock with a future payment in additional shares contingent upon the market price of our common stock on March 31, 2003. At March 31, 2003 the market price condition was not met and approximately 222,600 shares of GCI Class A common stock were issued.

(3)    Intangible Assets
       Cable certificates are allocated to our cable services segment. Goodwill is primarily allocated to the cable services segment and the remaining amount is not allocated to a reportable segment, but is included in the All Other category in note 4.

       Goodwill allocated to the cable services segment increased $1,312,000 due to the issuance of 222,600 shares of GCI Class A common stock per the G.C. Cablevision, Inc. acquisition agreement as further described in note
       2. Cable certificates accumulated amortization decreased $27,000 at March 31, 2003 as compared to December 31, 2002, due to an adjustment of the amortization previously recognized.

       Amortization expense for amortizable intangible assets was $173,000 and $208,000 for the three months ended March 31, 2003 and 2002, respectively.


                                       16                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

          Years ending
          December 31,
            2003          $  417
            2004          $  470
            2005          $  338
            2006          $  334
            2007          $  273

       No intangible assets have been impaired based upon impairment testing performed as of December 31, 2002 and no indicators of impairment have occurred since the impairment testing was performed.

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

       Included in the "All Other" category in the tables that follow are our managed services, product sales and cellular telephone services. None of these business units has ever met the quantitative thresholds for determining reportable segments. Also included in the All Other category are corporate related expenses including information technology, accounting, legal and regulatory, human resources and other general and administrative expenses.

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

       We earn all revenues through sales of services and products within the United States of America. All of our long-lived assets are located within the United States of America, except approximately 75% of our undersea fiber optic cable system which transits international waters.

       Summarized financial information for our reportable segments for the three months ended March 31, 2003 and 2002 follows (amounts in thousands):
                                                       Reportable Segments
                                     --------------------------------------------------------
                                       Long-                 Local                  Total
                                       Distance    Cable     Access   Internet    Reportable       All
                                       Services   Services  Services  Services     Segments       Other      Total
                                     ------------------------------------------------------------------------------
                   2003
                   ----
       Revenues:
         Intersegment                $   3,603        636    2,623      3,074        9,936          186     10,122
         External                       48,486     23,438    8,426      4,590       84,940        7,837     92,777
                                     ------------------------------------------------------------------------------
            Total revenues           $  52,089     24,074   11,049      7,664       94,876        8,023    102,899
                                     ==============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, net interest
         expense and income taxes    $  25,600     11,219      841        454       38,114       (8,550)    29,564
                                     ==============================================================================

       Operating income (loss)       $  21,161      6,453      374     (1,395)      26,593      (10,530)    16,063
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
                                     ==============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, net interest
         expense and income taxes    $  24,593      9,884      844     (2,935)      32,386       (7,071)    25,315
                                     ==============================================================================

       Operating income (loss)       $  18,652      5,713       34     (3,825)      20,574       (9,217)    11,357
                                     ==============================================================================

       A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):
         Three months ended March 31,                                             2003            2002
                                                                            --------------- ---------------
         Reportable segment revenues                                       $     94,876          92,936
         Plus All Other revenues                                                  8,023           6,101
         Less intersegment revenues eliminated in consolidation                  10,122          10,827
                                                                            --------------- ---------------
              Consolidated revenues                                        $     92,777          88,210
                                                                            =============== ===============

                                       19                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A reconciliation of reportable segment earnings from operations before depreciation, amortization, net interest expense and income taxes to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):
         Three months ended March 31,                                            2003             2002
                                                                            -------------- ----------------
         Reportable segment earnings from operations before
           depreciation, amortization, net interest expense and income
           taxes                                                           $     38,114          32,386
         Less All Other loss from operations before depreciation,
           amortization, net interest expense and income taxes                    8,550           7,071
         Less intersegment contribution eliminated in consolidation                 625             224
                                                                            -------------- ----------------
              Consolidated earnings from operations before
                depreciation, amortization, net interest expense and
                income taxes                                                     28,939          25,091
         Less depreciation and amortization expense                              13,501          13,958
                                                                            -------------- ----------------
              Consolidated operating income                                      15,438          11,133
         Less other expense, net                                                 10,061           7,275
                                                                            -------------- ----------------
              Consolidated net income before income taxes and cumulative
                effect of a change in accounting principle                 $      5,377           3,858
                                                                            ============== ================

       A reconciliation of reportable segment operating income to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):
         Three months ended March 31,                                            2003             2002
                                                                            --------------- ---------------
         Reportable segment operating income                               $     26,593          20,574
         Less All Other operating loss                                           10,530           9,217
         Less intersegment contribution eliminated in consolidation                 625             224
                                                                            --------------- ---------------
              Consolidated operating income                                      15,438          11,133
         Less other expense, net                                                 10,061           7,275
                                                                            --------------- ---------------
              Consolidated net income before income taxes and cumulative
                effect of a change in accounting principle                 $      5,377           3,858
                                                                            =============== ===============

(5)    Commitments and Contingencies

       Litigation and Disputes
       We are routinely involved in various lawsuits, billing disputes, legal proceedings and regulatory matters that have arisen in the normal course of business.

       On July 1, 1999, the APUC ruled that the rural exemptions from local competition for the ILECs operating in Juneau, Fairbanks and North Pole would not be continued, which allowed us to negotiate for unbundled elements for the provision of competitive local service. Alaska Communications Systems, Inc. ("ACS") requested reconsideration of this decision and on October 11, 1999, the RCA issued an order terminating rural exemptions for the ILECs operating in the Fairbanks and Juneau markets. ACS has appealed these decisions. The appeal presently is before the Alaska Supreme


                                       20                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Court. On February 11, 2003, the Alaska Supreme Court heard oral argument. One of the principal issues in dispute concerns the assignment of the burden of proof. In accordance with instructions from the Alaska Superior Court, the APUC assigned the burden to ACS at the remand proceeding. At the oral argument, several Justices expressed concern with the assignment of the burden. At this time, we cannot reasonably predict what the outcome of the case will be or even what relief the Court might order if it were to find that the burden of proof was improperly assigned to ACS. An adverse decision from the Court, however, has the potential to disrupt our ability to provide service to our Fairbanks and Juneau customers over our facilities. We expect a decision from the Court during the second or third quarter of 2003.

       While the ultimate results of these items cannot be predicted with certainty, we do not expect at this time the resolution of them, except for the rural exemption proceedings described above, to have a material adverse effect on our financial position, results of operations or liquidity.

(6)    Subsequent Event
       On April 22, 2003 we amended our $225.0 million Senior Facility. The amendment provides for the followings changes:

           o    The final maturity date has been extended to October 31, 2007,
           o We may fund capital expenditures, including construction or acquisition of additional fiber optic cable system capacity, through our own cash flow or by draws on the revolving credit facility of the Senior Facility not to exceed $25.0 million, and
           o The definition of Excess Cash Flow has been changed to the amount by which earnings before interest, taxes, depreciation, and amortization exceeds certain fixed charges as defined in the Senior Facility agreement plus one-time fiber sales to the extent such fiber sales are not included in earnings before interest, taxes, depreciation, and amortization,

       The amendment requires us to prepay the term loan as follows (amounts in thousands):

                             Date                          Amount
           ------------------------------------------    -----------
           Quarterly from September 30, 2003 to
             December 31, 2004                          $    5,000
           Quarterly from March 31, 2005 to December
             31, 2005                                   $    6,000
           Quarterly from March 31, 2006 to December
             31, 2006                                   $    8,000
           Quarterly from March 31, 2007 to September
             30, 2007                                   $   10,000

       The remaining balance of the term loan will be payable in full on October 31, 2007.

       Under the amended Senior Facility capital expenditures, other than those incurred to build or acquire additional fiber optic cable system capacity, in any of the years ended December 31, 2003, 2004, 2005 and 2006 may not exceed:

           o    $25.0 million, plus
           o 100% of any Excess Cash Flow during the applicable period less certain permitted investments of up to $5.0 million during the applicable period.


                                       21                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Under the amended Senior Facility we may not allow the ratio of total indebtedness to annualized operating cash flow to be greater than:

                                      Period                               Ratio
             ---------------------------------------------------------    ------
             April 22, 2003 through December 30, 2003                     4.25:1
             December 31, 2003 through December 30, 2004                  4.00:1
             December 31, 2004 through December 30, 2005                  3.75:1
             December 31, 2005 through June 29, 2006                      3.50:1
             June 30, 2006 through June 29, 2007                          3.25:1
             June 30, 2007 through September 29, 2007                     3.00:1
             September 30, 2007 through October 31, 2007                  2.75:1

       Under the amended Senior Facility we may not allow the ratio of senior secured indebtedness to annualized operating cash flow to be greater than:

                                      Period                               Ratio
             ---------------------------------------------------------    ------
             April 22, 2003 through December 30, 2004                     2.00:1
             December 31, 2004 through September 29, 2006                 1.75:1
             September 30, 2006 through June 29, 2007                     1.50:1
             June 30, 2007 through September 29, 2007                     1.25:1
             September 30, 2007 through October 31, 2007                  1.00:1

       Under the amended Senior Facility we must either have repaid in full or successfully refinanced our Senior Notes by February 1, 2007.

       In connection with the amendment of the Senior Facility, we paid bank fees and other expenses of approximately $2,554,000 in the second quarter of 2003 which will be charged to Amortization of Loan and Senior Notes Fees over the life of the amended agreement.

PART I.
ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

In the following discussion, General Communication, Inc. and its direct and indirect subsidiaries are referred to as "we," "us" and "our."

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to unbilled revenues, long-distance cost of sales and services accruals, allowance for doubtful accounts, depreciation, amortization and accretion periods, intangible assets, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our Cautionary Statement Regarding Forward-Looking Statements.

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

Consolidated revenues increased by more than $4 million during the first quarter of 2003 as compared to the same period in 2002. Our operating income increased by 38.7% in 2003. Our income before income tax and cumulative effect of a change in accounting principle increased by 39.4% and our net income increased by 15.3%. Three of our reportable business segments experienced year over year growth in units and revenues as we continued to strengthen our position in the markets we serve. The long-distance services segment experienced a decrease in year over year units and revenue. Operating income increased in the long-distance services, cable services and local access services segments, and operating loss decreased in the Internet services segment. Basic and diluted earnings per share increased by 33.3% during the first quarter of 2003 as compared to the same period in 2002.

Long-Distance Services Overview
First quarter 2003 long-distance services revenue represented 52.2% of consolidated revenues. Our provision of interstate and intrastate long-distance services, private line and leased dedicated capacity services, and broadband services accounted for 94.6% of our total long-distance services revenues during the first quarter of 2003.

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

Our contract to provide interstate and intrastate long-distance services to Sprint was replaced in March 2002 extending its term to March 2007 with two one-year automatic extensions to March 2009. Beginning in April 2002 the new contract reduced the rate to be charged by us for certain Sprint traffic over the extended term of the contract. Additional contractual rate reductions occur annually through the end of the initial term of the contract.

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

Due in large part to the favorable synergistic effects of our integrated approach, the long-distance services segment continues to be a significant contributor to our overall performance, although the migration of traffic from voice to data continues.

Cable Services Overview
First quarter 2003 cable television revenues represented 25.3% of consolidated revenues. Our cable systems serve 33 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

We generate cable services revenues from four primary sources: (1) digital and analog programming services, including monthly basic and premium subscriptions, pay-per-view movies and other one-time events, such as sporting events; (2) equipment rentals and installation; (3) cable modem services (shared with our Internet services segment); and (4) advertising sales. During the first quarter of 2003 programming services generated 77.8% of total cable services revenues, equipment rental and installation fees accounted for 7.8% of such revenues, cable services' allocable share of cable modem services accounted for 10.7% of such revenues, advertising sales accounted for 3.0% of such revenues, and other services accounted for the remaining 0.7% of total cable services revenues.

Effective February 2003, we increased rates charged for certain cable services and premium packages in six communities, including the state's three largest population centers Anchorage, Fairbanks and Juneau. Rates increased approximately 4% for those customers who experienced an adjustment.

The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services and digital and analog services, the average number of cable television and cable modem subscribers during a given reporting period, and revenues generated from new product offerings.

Our cable services segment faces competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment. We believe our cable television services will continue to be competitive by providing, at reasonable prices, a greater variety of communication services than are available off-air or through other alternative delivery sources. Additionally, we believe we offer superior technical performance and responsive local customer service.

Local Access Services Overview
We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. During the first quarter of 2003 local access services revenues represented 9.1% of consolidated revenues.

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

Internet Services Overview
We generate Internet services revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) Internet services' allocable share of cable modem services (a portion of cable modem revenue is also recognized by our cable services segment). During the first quarter of 2003 Internet services segment revenues represented 4.9% of consolidated revenues.

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

Revenues included in the All Other category represented 8.5% of total revenues in the first quarter of 2003 and include managed services revenues totaling $5.4 million, product sales revenues totaling $1.6 million and cellular telephone services revenues totaling $797,000.

                              RESULTS OF OPERATIONS

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated (unaudited, underlying data rounded to the nearest thousands):
                                                                                               Percentage
                                                                        Three Months Ended     Change (1)
                                                                             March 31,          2003 vs.
              (Unaudited)                                                2003        2002         2002
                                                                         ----        ----         ----
              Statement of Operations Data:
              Revenues
                  Long-distance services                                  52.2%       56.8%        (3.2%)
                  Cable services                                          25.3%       24.2%         9.8%
                  Local access services                                    9.1%        8.3%        15.3%
                  Internet services                                        4.9%        4.0%        28.5%
                  All Other services                                       8.5%        6.7%        32.5%
                                                                      --------------------------------------
                     Total revenues                                      100.0%      100.0%         5.2%
              Cost of sales and services                                  32.6%       35.4%        (3.2%)
              Selling, general and administrative expenses                35.6%       35.5%         5.4%
              Bad debt expense                                             0.6%        0.7%         2.8%
              Depreciation, amortization and accretion expense            14.6%       15.8%        (3.3%)
                                                                      --------------------------------------
                     Operating income                                     16.6%       12.6%        38.7%
                     Net income before income taxes and cumulative
                       effect of a change in accounting principle          5.8%        4.4%        39.4%
                     Net income before cumulative effect of a change
                     in accounting principle                               3.3%        2.5%        39.9%
                     Net income                                            2.7%        2.5%        15.3%

              Other Operating Data:
              Long-distance services operating income (2)                 43.6%       37.3%        13.5%
              Cable services operating income (3)                         27.5%       26.8%        13.0%
              Local access services operating income (4)                   4.4%        0.5%     1,014.1%
              Internet services operating loss (5)                       (30.4%)    (107.1%)       63.5%

--------------------------
1 Percentage change in underlying data.
2 Computed as a percentage of total external long-distance services revenues. 3 Computed as a percentage of total external cable services revenues.
4 Computed as a percentage of total external local access services revenues. 5 Computed as a percentage of total external Internet services revenues.
--------------------------

Three Months Ended March 31, 2003 ("2003") Compared To Three Months Ended March 31, 2002 ("2002").

Overview of Revenues and Cost of Sales and Services

Total revenues increased 5.2% from $88.2 million in 2002 to $92.8 million in 2003. The cable services, local access services and Internet services segments and All Other Services contributed to the increase in total revenues, partially off-set by a decrease in revenues in the long-distance services segment. See the discussion below for more information by segment.

Total cost of sales and services decreased 3.2% to $30.2 million in 2003. As a percentage of total revenues, total cost of sales and services decreased from 35.4% in 2002 to 32.6% in 2003. The long-distance services segment contributed to the decrease in total cost of sales and services, partially off-set by increases in cost of sales and services in the cable services, local access services and Internet services segments and All Other Services. See the discussion below for more information by segment.

Long-distance Services Segment Revenues
Total long-distance services segment revenues decreased 3.2% to $48.5 million in 2003.

Message Telephone Service Revenue from Common Carrier Customers
Message telephone service revenues from other common carriers (principally WorldCom and Sprint) decreased 7.3% to $21.1 million in 2003 resulting from a 0.3% decrease in wholesale minutes carried to 187.1 million minutes and a 5.4% decrease in the average rate per minute on minutes carried for other common carriers. The average rate per minute decrease is primarily due to a reduced rate charged by us for certain Sprint traffic due to a new contract commencing April 2002.

The economic stagnation in the lower 48 states appears to have dampened demand for services provided by our large common carrier customers. To the extent that these customers experience reduced demand for traffic destined for and originating in Alaska, it could adversely affect our common carrier traffic. A protracted economic malaise in the lower 48 states or a further disruption in the economy resulting from renewed terrorist activity could affect our carrier customers which, in turn, could affect our revenues and cash flows.

We believe that our contract with WorldCom will ultimately be reaffirmed and that we will reach an agreement with respect to the pre-petition receivables balance and that WorldCom may ultimately exit bankruptcy with their business intact. We cannot predict how long it may take WorldCom to complete the bankruptcy process or what effect the process or the economy may have on their traffic levels and ultimately, their requirements for service to and from Alaska.

Message Telephone Service Revenue from Residential, Commercial and Governmental Customers
Message telephone service revenues from residential, commercial, and governmental customers decreased 15.5% to $10.2 million in 2003 primarily due to the following:

     o A 11.0% decrease in minutes carried for these customers to 71.9 million minutes. The decrease is primarily due to the loss of approximately 3.0 million to 4.0 million minutes earned quarterly from a certain retail customer,
     o A 8.7% decrease in the average rate per minute to $0.094 per minute paid by these customers due to our promotion of and customers' enrollment in calling plans offering a certain number of minutes for a flat monthly fee, and
     o A 1.9% decrease in the number of active residential, commercial, and governmental customers billed to 87,300 at March 31, 2003.

Revenue from Private Line and Private Network Customers
Private line and private network transmission services revenues decreased 0.1% to $8.8 million in 2003.

Revenue from Broadband Customers
Revenues from our packaged telecommunications offering to rural hospital and health clinic service and our SchoolAccess(TM) offering to rural school districts increased 29.5% to $5.7 million in 2003. The increase is primarily due to our new SchoolAccess(TM) offering called Distance Learning that started in late 2002. Distance Learning is a video-conference based service and is used by six school districts in Alaska.

Long-distance Services Segment Cost of Sales and Services
Long-distance services segment cost of sales and services decreased 25.5% to $12.1 million in 2003. Long-distance services segment cost of sales and services as a percentage of long-distance services segment revenues decreased from 32.4% in 2002 to 24.9% in 2003 primarily due to the following:

     o Reductions in access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.038 and $.078 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows,
     o The FCC Multi-Association Group ("MAG") reform order reducing the interstate access rates paid by interexchange carriers to Local Exchange Carriers ("LECs") beginning July 2002, and
     o A $2.3 million non-recurring refund ($1.9 million after deducting certain direct costs) in 2003 from a local exchange carrier in respect of its earnings that exceeded regulatory requirements.

The decrease in the long-distance services segment cost of sales and services as a percentage of long-distance services segment revenues is partially off-set by increased costs associated with additional transponder and network back-up capacity in 2003 as compared to 2002.

Cable Services Segment Revenues and Cost of Sales and Services
Total cable services segment revenues increased 9.8% to $23.4 million and average gross revenue per average basic subscriber per month increased $5.43 or 10.1% in 2003. Programming services revenues increased 9.6% to $18.2 million in 2003 resulting from the following:

     o Basic subscribers served increased approximately 3,700 to approximately 136,300 at March 31, 2003 as compared to March 31, 2002,
     o New facility construction efforts in 2002 and 2003 resulted in approximately 5,700 additional homes passed, a 3.0% increase from March 31, 2002,
     o Digital subscriber counts increased 16.2% to approximately 30,200 at March 31, 2003 as compared to March 31, 2002. Programming services revenues from digital subscribers increased $510,000 to $1.2 million in 2003 as compared to 2002, and
     o Effective February 2003, we increased rates charged for certain cable services and premium packages in six communities, including the state's three largest population centers Anchorage, Fairbanks and Juneau. Rates increased approximately 4% for those customers who experienced an adjustment.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $842,000 to $2.5 million in 2003 due to an increased number of cable modems deployed. Approximately 96% of our cable homes passed are able to subscribe to our cable modem service. We expect that that number will increase to approximately 99% when we complete our upgrade of the Ketchikan cable system which we expect to accomplish in the second quarter of 2003.

We now offer digital programming in Anchorage, Fairbanks, Juneau, Kenai, and Soldotna, which markets represent approximately 80% of our homes passed at March 31, 2003.

In the second quarter of 2002 we signed new seven-year retransmission agreements with the five local Anchorage broadcasters and began up-linking and distributing the local Anchorage programming to all of our cable systems. This was done to provide additional value to our cable subscribers and to allow us to differentiate our programming from that of our DBS competitors.

Cable services cost of sales and services increased 8.4% to $6.5 million in 2003 due to programming cost increases for most of our cable programming services offerings. Cable services cost of sales and services as a percentage of cable services revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, decreased from 27.9% in 2002 to 27.6% in 2003.

In October 2002 we, along with the other largest publicly traded multiple system operators ("MSOs") signed a pledge to support and adhere to new voluntary reporting guidelines on common operating statistics to provide investors and others with a better understanding of our operations. Our operating statistics include capital expenditures and customer information from our cable services, local access services and Internet services segments.

Our capital expenditures by standard reporting category for the three months ending March 31, 2003 and 2002 follows (amounts in thousands):

                                                        2003        2002
                                                     ---------    ---------
    Customer premise equipment ("CPE")              $  1,276        1,333
    Commercial                                            68          176
    Scalable infrastructure                              135        1,131
    Line extensions                                       88          124
    Upgrade/rebuild                                       72        1,286
    Support capital                                       77        2,358
                                                     ---------    ---------
                                                    $  1,716        6,408
                                                     =========    =========

During the three months ending March 31, 2003 we decreased our capital expenditures for all of our reportable segments as compared to the same period in 2002. The decrease was due to capital expenditure limitations required by our Senior Facility, which we closed on November 1, 2002. In April 2003 we amended our Senior Facility agreement which, among other items, increases the amount we may incur for capital expenditures. For a discussion of the Senior Facility amendment, see Liquidity and Capital Resources included in Part I, Item 2 of this report.

The standardized definition of a customer relationship is the number of customers that receive at least one level of service, encompassing voice, video, and data services, without regard to which services customers purchase. At March 31, 2003 and 2002 we have 124,007 and 122,273 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At March 31, 2003 and 2002 we have 173,281 and 162,580 revenue generating units, respectively.

Local Access Services Segment Revenues and Cost of Sales and Services
Local access services segment revenues increased 15.3% in 2003 to $8.4 million primarily due to growth in the average number of customers served. At March 31, 2003 an estimated 98,900 lines were in service as compared to approximately 89,800 lines in service at March 31, 2002. We estimate that our 2003 lines in service total represents a statewide market share of approximately 20%. At March 31, 2003 approximately 1,900 additional lines were awaiting connection. The increase in local access services segment revenues is also caused by a change in how we provision local access lines in Fairbanks and Juneau. In 2002 we primarily resold service purchased from ACS. In 2003 we are benefiting from our build-out of facilities with an increased number of access lines provisioned on our own facilities, unbundled network element ("UNE") loop and UNE platform which allows us to collect interstate and intrastate access revenues. The increase in local access services revenues described above was partially off-set by the following:

     o The FCC MAG reform order reducing the interstate access rates paid by interexchange carriers to LECs beginning July 2002, and
     o A reduction in July 2002 in interstate access rates charged by us to interexchange carriers in response to an FCC order forcing a competitor to reduce their interstate access rates.

Local access services segment cost of sales and services increased 20.0% to $5.6 million in 2003. Local access services segment cost of sales and services as a percentage of local access services segment revenues increased from 64.4% in 2002 to 67.0% in 2003, primarily due to the following:

     o Decreased network access services revenues from other carriers as the number of customers purchasing both long-distance and local access services from us increases, and
     o The effect of the revenue decreases from interstate access rates described above with no corresponding decrease in the cost of sales and services.

Our access line mix continued to hold steady in 2003, with residential lines representing approximately 56% of our lines, business customers representing approximately 36%, and Internet access customers representing approximately 8%. Approximately 91% of our lines are provided on our own facilities, leased local loops, or using UNE platform.

The size of the local access services segment operating loss is exacerbated by the allocation of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long distance services segment, the local access services segment operating income would have increased by approximately $1.8 million and the long distance services segment operating income would have been reduced by an equal amount in 2003. Avoided access charges totaled approximately $1.8 million during 2003 as compared to $2.0 in 2002. The decrease in the avoided access charge in 2003 is due to the FCC MAG reform order reducing the interstate access rates paid by interexchange carriers to LECs beginning July 2002 and a reduction in July 2002 in interstate access rates charged by us to interexchange carriers in response to an FCC order forcing a competitor to reduce their interstate access rates. The local access services segment operating income is affected by our continued evaluation and testing of digital local phone service and Internet protocol-based technology to deliver phone service through our cable facilities.

Internet Services Segment Revenues and Cost of Sales and Services
Total Internet services segment revenues increased 28.5% to $4.6 million in 2003 primarily due to growth in the number of cable modems deployed. We had approximately 71,600 Internet subscribers at March 31, 2003 as compared to approximately 71,400 at March 31, 2002, of which approximately 38,600 are cable modem subscribers at March 31, 2003 as compared to approximately 30,200 at March 31, 2002. The Internet services segment's allocable share of cable modem revenues increased 51.3% to $2.0 million in 2003 as compared to 2002.

The Internet services segment does not share in plan fee revenues associated with our bundled Internet and long-distance service package. Estimated annual plan fees related to this service offering is in excess of $1.0 million per quarter and those revenues are included in the long-distance services segment.

Internet services cost of sales and services increased 17.6% to $1.4 million in 2003, and as a percentage of Internet services revenues, totaled 30.6% and 33.4% in 2003 and 2002, respectively. The 2003 decrease as a percentage of Internet services revenues is primarily due to a $693,000 increase in Internet's portion of cable modem revenue to $2.0 million that generally has higher margins than do other Internet services products. As Internet services revenues increase, economies of scale and more efficient network utilization continue to result in reduced Internet cost of sales and services as a percentage of revenues.

We enhanced the value of our Internet offerings throughout 2002 through the addition of electronic billing and presentment capabilities and the rollout of a product called e-mail guard, which filters out e-mail spam and viruses. We upgraded the download speeds of all of our cable modem Internet service offerings. These new services and enhancements have proven to be popular with our customers which we believe is helping to further solidify our customer relationships.

All Other Revenues and Costs of Sales and Services
All Other revenues increased 32.5% to $7.8 million in 2003. The increase in revenues is primarily due to the following:

     o A $1.2 million increase in product sales to $1.6 million due to sales of product to two customers in 2003, and
     o A $659,000 increase in managed services revenue to $5.4 million in 2003 primarily due to a one-time payment of $327,000 from a customer to acknowledge our ability to maintain certain costs below a stated budget.

Revenues from our GCI Fiber system that runs along the oil pipeline corridor are continuing to increase and we expect the annual revenue run rate to increase by an additional four to five million dollars per year by the end of 2003.

All Other costs of sales and services increased 47.0% to $4.7 million in 2003, and as a percentage of All Other revenues, totaled 59.5% and 53.6% in 2003 and 2002, respectively. The increase in All Other costs of sales and services as a percentage of All Other revenues is primarily due to the sales of product to two customers in 2003 which have a higher costs of sales as a percentage of revenues than do managed services.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 5.4% to $33.0 million in 2003 and, as a percentage of total revenues, increased to 35.6% in 2003 from 35.5% in 2002. The 2003 increase in selling, general and administrative expenses is primarily due to an increased accrual for company-wide success sharing bonus costs and increased labor costs.

Marketing and advertising expenses as a percentage of total revenues decreased from 3.7% in 2002 to 2.7% in 2003.

Bad Debt Expense
Bad debt expense increased 2.8% to $597,000 in 2003 and, as a percentage of total revenues, decreased to 0.6% in 2003 from 0.7% in 2002.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense decreased 3.3% to $13.5 million in 2003. The decrease is primarily attributable to the decrease in depreciation expense due to the $18.5 million in net deferred tax assets we recorded in December 2002 associated with the Kanas Telecom, Inc acquisition, resulting in a decrease to the recorded financial statement cost basis of associated property and equipment.

The decrease in depreciation, amortization and accretion expense described above was partially off-set by the following:

     o An increase in depreciation expense due to our $59.2 million investment in equipment and facilities placed into service during 2002 for which a full year of depreciation will be recorded in 2003, and the $10.2 million investment in equipment and facilities placed into service during 2003 for which a partial year of depreciation will be recorded in 2003,
     o Additional depreciation expense totaling $156,000 recognized in 2003 upon adoption of SFAS 143 (as further described in note 1(f) in Notes to Interim Condensed Consolidated Financial Statements), and
     o Accretion expense totaling $128,000 recognized in 2003 due to our adoption of SFAS 143 (as further described in note 1(f) in Notes to Interim Condensed Consolidated Financial Statements).

Other Expense, Net
Other expense, net of other income, increased 38.3% to $10.1 million in 2003. The increase is primarily due to the following:

     o Increased interest expense due to the increased interest rate paid on our new Senior Facility,
     o Increased deferred loan fee expense due to the increased deferred loan fees associated with the new Senior Facility, and
     o A non-recurring $431,000 net interest benefit earned in 2002 from two interest rate swap agreements. The interest rate swap agreement which resulted in the net interest benefit was called at no cost and terminated on August 1, 2002.

Partially offsetting these increases was a decrease in the average outstanding indebtedness in 2003.

Income Tax Expense
Income tax expense was $2.3 million in 2003 and $1.6 million in 2002. The increase was due to increased net income before income taxes and cumulative effect of a change in accounting principle in 2003 as compared to 2002. Our effective income tax rate decreased from 42.7% in 2002 to 42.4% in 2003 due to the effect of items that are nondeductible for income tax purposes.

At March 31, 2003, we have (1) tax net operating loss carryforwards of approximately $196.2 million that will begin expiring in 2005 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $1.9 million available to offset regular income taxes payable in future years. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

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

                 FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The following chart provides selected unaudited statement of operations data from our quarterly results of operations during 2003 and 2002:
                                                            (Amounts in thousands, except per share amounts)
                                                      -------------------------------------------------------------
                                                        First      Second       Third      Fourth        Total
                                                       Quarter     Quarter     Quarter     Quarter       Year
                                                      -------------------------------------------------------------
     2003
     ----
     Revenues:
       Long-distance services                        $  48,486
       Cable services                                $  23,438
       Local access services                         $   8,426
       Internet services                             $   4,590
       All Other services                            $   7,837
                                                      ------------
          Total revenues                             $  92,777
     Operating income                                $  15,438
     Net income before income taxes and
       cumulative effect of a change in
       accounting principle                          $   5,377
     Net income before cumulative effect of a
       change in accounting principle                $   3,095
     Net income                                      $   2,551

     Basic and diluted net income per common share:
     Net income before cumulative effect of a
       change in accounting principle                $    0.05
     Cumulative effect of a change in accounting
       principle                                     $   (0.01)
     Net income                                      $    0.04

     2002
     ----
     Revenues:
       Long-distance services                        $  50,068      52,375      53,778      48,711     204,932
       Cable services                                $  21,346      21,919      22,057      23,366      88,688
       Local access services                         $   7,308       8,106       8,096       8,561      32,071
       Internet services                             $   3,573       3,912       3,927       4,172      15,584
       All Other services                            $   5,915       6,428       6,692       7,532      26,567
                                                      -------------------------------------------------------------
          Total revenues                             $  88,210      92,740      94,550      92,342     367,842
     Operating income (1)                            $  11,133       4,766      16,353      13,473      45,725
     Net income (loss) before income taxes (1)       $   3,858      (1,686)      8,662       1,488      12,322
     Net income (loss) (1)                           $   2,212      (1,103)      5,063         491       6,663
     Basic and diluted net income (loss) per
       common share (1)                              $    0.03       (0.03)       0.08        0.00        0.08

     --------------
     1 The second and third quarters of 2002 include the provision of $9.7 million and $1.2 million, respectively, of bad debt expense for estimated uncollectible accounts due from WorldCom.
     --------------

Overview of Revenues and Cost of Sales and Services
Total revenues for the quarter ended March 31, 2003 ("first quarter") were $92.8 million, representing a 0.5% increase from $92.3 million for the quarter ended December 31, 2002 ("fourth quarter"). The cable services and Internet services segments and All Other Services contributed to the increase in total revenues, partially off-set by a decrease in revenues from the long-distance and local access services segments.

Cost of sales and services decreased from $31.1 million in the fourth quarter to $30.2 million in the first quarter. As a percentage of revenues, fourth and first quarter cost of sales and services totaled 33.7% and 32.6%, respectively. The long-distance services segment contributed to the decrease in total cost of sales and services, partially off-set by increases in cost of sales and services in the cable services, local access services and Internet services segments and All Other Services.

Long-distance Services Segment Revenues and Cost of Sales and Services
First quarter long-distance services segment revenues decreased 0.5% to $48.5 million as compared to the fourth quarter. The decrease resulted primarily from reduced revenues from residential, commercial, and governmental customers and private line revenues, off-set by an increase in broadband revenues.

Revenues from other common carrier customers remained steady in the first quarter as compared to the fourth quarter at $21.1 million. Minutes carried for other common carriers decreased 1.5% to 187.1 million minutes and the average rate per minute on minutes carried for other common carriers decreased 3.1% in the first quarter as compared to the fourth quarter.

The revenue effect of decreased minutes and rate per minute from other common carrier customers was partially off-set by a non-recurring $920,000 incentive credit provided to an other common carrier customer in the fourth quarter.

Revenues from residential, commercial, and governmental customers decreased 4.5% to $10.2 million in the first quarter primarily due to the following:

     o A 2.2% decrease in the average rate per minute to $0.107 per minute paid by residential, commercial and governmental customers, and
     o A 2.6% decrease in retail minutes carried for residential, commercial and governmental customers to 71.9 million minutes.

Private line and private network transmission services revenues decreased 3.7% to $8.8 million in first quarter as compared to fourth quarter. The decrease is primarily due to approximately $175,000 in non-recurring credits given to customers in 2003 and the effect of some customers choosing to purchase virtual private network ("VPN") service in lieu of private line or frame relay service. Our Internet services segment recognizes revenue from the sale of VPN services.

Long-distance revenues have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities.

Revenues from our packaged telecommunications offering to rural hospital and health clinic service and our SchoolAccess(TM) offering to rural school districts increased 12.9% in the first quarter to $5.7 million. The increase is primarily due to our new SchoolAccess(TM) offering called Distance Learning that started in late 2002. Distance Learning is a video-conference based service and is used by six school districts in Alaska.

Long-distance services cost of sales and services decreased 15.8% to $12.1 million in the first quarter. Long-distance services cost of sales and services as a percentage of long-distance services revenues decreased from 29.5% in the fourth quarter to 24.9% in the first quarter primarily due to the following:

     o A $2.3 million non-recurring refund in the first quarter from a local exchange carrier in respect of its earnings that exceeded regulatory requirements, and
     o The $920,000 incentive credit provided during the fourth quarter as previously described.

Partially off-setting the increased long-distance services cost of sales and services as a percentage of long-distance services revenues in the fourth quarter were the favorable adjustments of $893,000. In the course of business we estimate unbilled long-distance services cost of sales and services based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. We had no significant favorable or unfavorable adjustments in the first quarter of 2003.

Cable Services Segment Revenues and Cost of Sales and Services
Cable services segment revenues remained steady at $23.4 million and average gross revenue per average basic subscriber per month increased $0.17 or 0.3% in first quarter. Programming services revenues increased 3.2% to $18.2 million in first quarter resulting from the following:

     o Basic subscribers served increased approximately 200 to approximately 136,300 at March 31, 2003 as compared to December 31, 2002,
     o Homes passed increased approximately 1,500, a 0.7% increase from December 31, 2002 primarily due to new facility construction efforts in first quarter 2003 and a review of homes passed by the system acquired from Rogers American Cablesystems, Inc.,
     o Effective February 2003, we increased rates charged for certain cable services and premium packages in six communities, including the state's three largest population centers Anchorage, Fairbanks and Juneau. Rates increased approximately 4% for those customers who experienced an adjustment, and
     o Programming services revenues from digital subscribers increased $185,000 to $1.2 million in the first quarter as compared to the fourth quarter. Digital subscriber counts decreased 1.1% to approximately 30,200 at March 31, 2003 as compared to December 31, 2002. The effect of the decrease in digital subscriber counts was partially off-set by the rate increase described above.

Cable programming services revenues have historically been highest in the winter months because consumers spend more time at home and tend to watch more television during these months.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $231,000 to $2.5 million in first quarter due to an increased number of cable modems deployed.

Advertising revenues decreased $461,000 to $695,000 in first quarter primarily due to decreased political campaign advertising in the first quarter as compared to the fourth quarter and the effects of normal seasonality.

Cable services cost of sales and services increased 9.3% to $6.5 million in the first quarter as compared to the fourth quarter. Cable services cost of sales and services as a percentage of cable services segment revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased to 27.6% in the first quarter from 25.3% in the fourth quarter. Equipment rental and installation, cable services' allocable share of cable modem services and advertising sales revenues do not have significant corresponding costs of sales and services. The increase in cable services cost of sales and services as a percentage of cable revenues is primarily due to a decrease in revenues earned from equipment rental and installation, cable services' allocable share of cable modem services, and advertising sales revenues as a percentage of total cable services segment revenues from 24.4% in fourth quarter to 22.2% in first quarter.

Local Access Services Segment Revenues and Cost of Sales and Services
Local access services segment revenues decreased $135,000 in the first quarter to $8.4 million primarily due to an adjustment to an intrastate carrier common line customer account. At March 31, 2003 an estimated 98,900 lines were in service as compared to approximately 96,100 lines in service at December 31, 2002. The decrease in local access services segment revenues was due to the cumulative effect of several individually insignificant items, most of which are expected to be non-recurring.

Local access services segment cost of sales and services increased $408,000 to $5.6 million in the first quarter. Local access services segment cost of sales and services as a percentage of local access services segment revenues increased from 61.2% in the fourth quarter to 67.0% in the first quarter. The increase in cost of sales and services as a percentage of local access services segment revenues is primarily due to decreased network access services revenues from other carriers as the number of customers purchasing both long-distance and local access services from us increases

The size of the local access services segment operating loss is exacerbated by the allocation of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long distance services segment, the local access services segment operating income would have increased by approximately $1.8 million and the long distance services segment operating income would have been reduced by an equal amount in the first quarter. Avoided access charges totaled approximately $1.5 million in the fourth quarter.

Internet Services Segment Revenues and Cost of Sales and Services
Internet services segment revenues increased $418,000 to $4.6 million in the first quarter primarily due to growth in the number of cable modems deployed. Internet subscribers held steady at approximately 71,600 at March 31, 2003 as compared to December 31, 2002, of which approximately 38,600 are cable modem subscribers at March 31, 2003 as compared to approximately 36,200 at December 31, 2002. The Internet services segment's allocable share of cable modem revenues increased $222,000 to $2.0 million in the first quarter as compared to the fourth quarter.

Internet services cost of sales and services increased $184,000 in the first quarter to $1.4 million, and as a percentage of Internet services revenues, totaled 30.6% and 29.2% in the first and fourth quarters, respectively.

All Other Revenues and Costs of Sales and Services
All Other revenues increased $304,000 to $7.8 million in the first quarter primarily due to sales of product to two customers in first quarter.

All Other costs of sales increased $282,000 to $4.7 million in the first quarter, and as a percentage of All Other revenues, totaled 59.5% and 58.1% in the first and fourth quarters, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $59,000 to $33.0 million in the first quarter as compared to $32.9 million in the fourth quarter. As a percentage of revenues, selling, general and administrative expenses were 35.6% and 35.7% in the first and fourth quarters, respectively.

Bad Debt Expense
Bad debt expense increased $347,000 to $597,000 in the first quarter as compared to the fourth quarter. As a percentage of total revenues, first and fourth quarter bad expense was 0.6% and 0.3%, respectively.

Other Expense, Net
Other expense, net of other income, decreased $1.9 million in the first quarter to $10.1 million due to the recognition in the fourth quarter of $2.3 million in unamortized deferred loan fees upon the refinance of our Senior Holdings Loan and Fiber Facility on November 1, 2002. The decrease described above was off-set by a $142,000 increase in interest expense to $9.2 million in the first quarter as compared to the fourth quarter due to the increased interest rate paid on our new Senior Facility starting November 1, 2002.

Net Income
We reported net income of $2.6 million for the first quarter as compared to net income of $491,000 for the fourth quarter. The increase is primarily due to decreased cost of sales and services caused by a $2.3 million non-recurring refund in first quarter as previously described, partially off-set by implementation of SFAS No. 143 in 2003 resulting in a cumulative effect of an accounting change, net of income tax benefit of $367,000, of $544,000 in the first quarter.

Liquidity and Capital Resources
Cash flows from operating activities totaled $14.3 million in 2003 as compared to $12.2 million in 2002. The increase in 2003 is primarily due to increased cash flow in 2003 from some of our segments and a $2.3 million non-recurring refund from a local exchange carrier in respect of its earnings that exceeded regulatory requirements. Uses of cash during 2003 included $6.5 million of expenditures for property and equipment, including construction in progress, principal payments on capital lease obligations of $478,000, and payment of a $721,000 deposit on a workers' compensation stop-loss policy.

Net receivables decreased $5.0 million from December 31, 2002 to March 31, 2003 primarily due to the timing of payments received from a certain common carrier customer.

Working capital totaled $1.3 million at March 31, 2003, a $2.9 million decrease as compared to $4.2 million at December 31, 2002. The decrease is primarily attributed to the classification of $15.0 million of our Senior Facility as current maturities of long-term debt as of March 31, 2003, upon the April 22, 2003 amendment described below. The decrease was partially off-set by the following:

     o A $6.2 million increase in our cash balance at March 31, 2003 and a $6.1 million decrease in accounts payable at March 31, 2003 as compared to December 31, 2002, primarily due to decreased capital expenditures during the three months ended March 31, 2003, and
     o A $3.1 million decrease in accrued interest at March 31, 2003 as compared to December 31, 2002, due to our semi-annual Senior Notes interest payment made during the three months ended March 31, 2003.

The increases in working capital described above were partially off-set by a $5.0 million decrease in net receivables at March 31, 2003 as previously described.

On April 22, 2003 we amended our $225.0 million Senior Facility. The amendment provides for the followings changes:

     o   The final maturity date has been extended to October 31, 2007,
     o We may fund capital expenditures, including construction or acquisition of additional fiber optic cable system capacity, through our own cash flow or by draws on the revolving credit facility of the Senior Facility not to exceed $25.0 million, and

     o The definition of Excess Cash Flow has been changed to the amount by which earnings before interest, taxes, depreciation, and amortization exceeds certain fixed charges as defined in the Senior Facility agreement plus one-time fiber sales to the extent such fiber sales are not included in earnings before interest, taxes, depreciation, and amortization,

The amendment requires us to prepay the term loan as follows (amounts in thousands):

                             Date                          Amount
           ------------------------------------------    -----------
           Quarterly from September 30, 2003 to
             December 31, 2004                          $    5,000
           Quarterly from March 31, 2005 to December
             31, 2005                                   $    6,000
           Quarterly from March 31, 2006 to December
             31, 2006                                   $    8,000
           Quarterly from March 31, 2007 to September
             30, 2007                                   $   10,000

The remaining balance of the term loan will be payable in full on October 31, 2007.

Under the amended Senior Facility capital expenditures, other than those incurred to build or acquire additional fiber optic cable system capacity, in any of the years ended December 31, 2003, 2004, 2005 and 2006 may not exceed:

     o   $25.0 million, plus
     o 100% of any Excess Cash Flow during the applicable period less certain permitted investments of up to $5.0 million during the applicable period.

Under the amended Senior Facility we may not allow the ratio of total indebtedness to annualized operating cash flow to be greater than:

                              Period                               Ratio
     ---------------------------------------------------------    -------
     April 22, 2003 through December 30, 2003                     4.25:1
     December 31, 2003 through December 30, 2004                  4.00:1
     December 31, 2004 through December 30, 2005                  3.75:1
     December 31, 2005 through June 29, 2006                      3.50:1
     June 30, 2006 through June 29, 2007                          3.25:1
     June 30, 2007 through September 29, 2007                     3.00:1
     September 30, 2007 through October 31, 2007                  2.75:1

Under the amended Senior Facility we may not allow the ratio of senior secured indebtedness to annualized operating cash flow to be greater than:

                              Period                               Ratio
     ---------------------------------------------------------    -------
     April 22, 2003 through December 30, 2004                     2.00:1
     December 31, 2004 through September 29, 2006                 1.75:1
     September 30, 2006 through June 29, 2007                     1.50:1
     June 30, 2007 through September 29, 2007                     1.25:1
     September 30, 2007 through October 31, 2007                  1.00:1

Under the amended Senior Facility we must either have repaid in full or successfully refinanced our Senior Notes by February 1, 2007.

In connection with the amendment of the Senior Facility, we paid bank fees and other expenses of approximately $2,554,000 in the second quarter of 2003 which will be charged to Amortization of Loan and Senior Notes Fees over the life of the amended agreement.

The term loan is fully drawn and we have drawn $2.7 million against the revolving credit facility plus a $3.0 million letter of credit, which leaves $44.3 million available at March 31, 2003 to draw under the revolving credit facility if needed. In April 2003, we made a $2.7 million principal payment on the revolving credit facility resulting in an additional $2.7 million available to draw under the revolving credit facility if needed.

We were in compliance with all loan covenants at March 31, 2003.

Our semi-annual Senior Notes interest payment of $8.8 million was paid in February 2003 out of existing cash balances. Our next Senior Notes interest payment of $8.8 million is due August 1, 2003.

Our expenditures for property and equipment, including construction in progress, totaled $6.5 million and $16.1 million during the three months ended March 31, 2003 and 2002, respectively. Our capital expenditures requirements are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2003 expenditures for property and equipment for our core operations, including construction in progress, to total $40 million to $55 million, depending on available opportunities and the amount of cash flow we generate during 2003. That number excludes any investment we may make with respect to additional undersea fiber capacity. Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, supplementation of our existing network backup facilities, continuing development of our Personal Communication Services, or PCS, network, digital local phone service, and upgrades to our cable television plant.

The financial, credit and economic impacts of WorldCom's July 2002 bankruptcy filing on the industry in general and on us in particular are not yet fully understood and are not predictable. We currently cannot predict the timing or amount that WorldCom will pay on outstanding balances due us as of their bankruptcy filing date of July 21, 2002. Unpaid balances due from WorldCom for services rendered prior to their filing date total approximately $12.9 million at March 31, 2003, against which we have reserved $11.6 million. We believe that payment for services provided to WorldCom subsequent to their bankruptcy filing date will continue to be made timely, consistent with our status in WorldCom's filing as a key service provider or utility to WorldCom.

A conversion of WorldCom's bankruptcy petition to Chapter 7, unfavorable reaffirmation of our pre-filing contracts and agreements with WorldCom, or a migration of WorldCom's traffic off our network without it being replaced by other common carriers that interconnect with our network, could have a materially adverse impact on our financial position, results of operations and liquidity.

Dividends accrued on our Series B preferred stock are payable at the semi-annual payment dates of April 30 and October 31 of each year. We will pay the $722,000 dividend due on April 30, 2003 in cash. Our next Series B preferred stock dividend is due October 31, 2003.

Dividends accrued on our Series C preferred stock are payable in cash quarterly.

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

The telecommunications industry in general is depressed due to high levels of competition in the long-distance market resulting in pressures to reduce prices, an oversupply of long-haul capacity, excessive debt loads, several high-profile company failures and potentially fraudulent accounting practices by some companies. Our ability to obtain new debt under acceptable terms and conditions in the future may be diminished as a result.

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

New Accounting Standard
In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues which should continue to be applied in accordance with their respective effective dates, and for hedging relationships designated after June 30, 2003. We do not expect implementation of SFAS No. 149 to have a material effect on our results of operations, financial position and cash flows.

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

 Those policies considered to be critical accounting policies for the three months ended March 31, 2003 are described below.

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

     o We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill and indefinite-lived assets such as our cable segment franchise agreements are no longer amortized but are subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using the straight-line method, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future using a discounted cash flow analysis. Additionally, estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, performance compared to peers, material and ongoing negative economic trends, and specific industry or market sector conditions. In determining the reasonableness of cash flow estimates, we review historical performance of the underlying asset or similar assets in an effort to improve assumptions utilized in our estimates. In assessing the fair value of reportable operating segments, we may consider other information to validate the reasonableness of our valuations including public market comparables, multiples of recent mergers and acquisitions of similar businesses and third-party assessments. These evaluations could result in a change in useful lives in future periods and could result in write-down of the value of intangible assets. Because of the significance of the identified intangible assets and goodwill to our consolidated balance sheet, the annual impairment analysis will be critical. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated financial condition and results of operations. Refer to
         Note 3 in the accompanying Notes to Interim Condensed Consolidated Financial Statements for additional information regarding intangible assets.

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

     o Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." We have recorded deferred tax assets of approximately $79.2 million associated with income tax net operating losses that were generated from 1980 to 2003, and that expire from 2005 to 2023. Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of approximately $1.9 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. In conjunction with certain 1996 acquisitions, we determined that approximately $20 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses. Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. We have not recorded a valuation allowance on the deferred tax assets as of March 31, 2003 based on management's belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Polices related to revenue recognition and financial instruments require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters, including but not limited to the requirement to account for the market value of stock options as compensation expense, are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. A complete discussion of our significant accounting policies can be found in Note 1 in the Notes to Consolidated Financial Statements included in our December 31, 2002 Form 10-K. A condensed discussion of our significant accounting policies can be found in Note 1 in the accompanying Notes to Interim Condensed Consolidated Financial Statements.

Geographic Concentration and the Alaska Economy
We offer voice and data telecommunication and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and of our operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. In fiscal 2002 the State's actual results indicate that Alaska's oil revenues and federal funding supplied 47% and 43%, respectively, of the state's total revenues. All of the federal funding is dedicated for specific purposes, leaving oil revenues as the primary funding source of general operating expenditures. In fiscal 2003 state economists forecast that Alaska's federal funding and oil revenues will supply 51% and 44%, respectively, of the state's total projected revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of
1.003 million barrels produced per day in fiscal 2002. The state forecasts the production of 0.994 million barrels per day in fiscal 2003, and a production rate slightly above 1.0 million barrels per day starting in fiscal 2009. The state attributes the production rate increase to future development of recent discoveries in the National Petroleum Reserve Alaska and other new fields.

Market prices for North Slope oil averaged $21.78 in fiscal 2002 and are forecasted to average $28.14 in fiscal 2003. State economists forecast the average price of North Slope oil to decline to $25.28 in fiscal 2004. The closing price per barrel was $25.20 on April 22, 2003. To the extent that actual oil prices vary materially from the state's projected prices the state's projected revenues and deficits will change. Every $1 change in the price of oil results in a $50.0 to $60.0 million change in the state's revenue. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

The State of Alaska maintains the Constitutional Budget Reserve Fund that is intended to fund budgetary shortfalls. If the state's current projections are realized, the Constitutional Budget Reserve Fund will be depleted in 2006. The date the Constitutional Budget Reserve Fund is depleted is highly influenced by the price of oil. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance the budget. The governor of the State of Alaska and the Alaska legislature continue to pursue cost cutting and revenue enhancing measures. The governor submitted a budget proposal to the Alaska Legislature on March 5, 2003 that included a number of cost reductions totaling over $189 million, and proposed increased revenues totaling over $100 million through, among other things, increased user fees, license fees, motor fuel tax, gaming fees, and filing fees. The Alaska Legislature is considering the governor's budget proposal and additional cost reductions and revenue increases, including a proposal to institute a state lottery and video gaming.

In 2002 the Alaska Legislature passed and the Governor signed legislation that, among other things, extended the termination date of the RCA one year to June 30, 2003. The Governor supported a simple legislative amendment in House Bill 111 now before the Alaska Legislature that would extend the RCA termination date for an additional four years. At the urging of several constituencies, the House Labor and Commerce Committee has adopted lengthy amendments to House Bill 111. We cannot determine at this time what the final legislation will include and its ultimate outcome during this legislative session.

Tourism, air cargo, and service sectors have helped offset the prevailing pattern of oil industry downsizing that has occurred during much of the last several years. Funds from federal sources totaling $2.4 billion are expected to be distributed to the State of Alaska for highways and other federally supported projects in fiscal 2003.

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

Development of the ballistic missile defense system project may have a significant impact on Alaskan telecommunication requirements and the Alaska economy. The proposed system would be a fixed, land-based, non-nuclear missile defense system with a land and space based detection system capable of responding to limited strategic ballistic missile threats to the United States. The preferred alternative is deployment of a system with up to 100 ground-based interceptor silos and battle management command and control facilities at Fort Greely, Alaska.

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

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market. The customer base in Alaska is limited, however, with a population of approximately 644,000 people. The State of Alaska's population is distributed as follows:

     o   42% are located in the Municipality of Anchorage,
     o   13% are located in the Fairbanks North Star Borough,
     o   10% are located in the Matanuska-Susitna Borough, and
     o   5% are located in the City and Borough of Juneau, and
     o The remaining 30% are located in other communities across the State of Alaska.

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

Schedule of Certain Known Contractual Obligations
The following table details future projected payments associated with our certain known contractual obligations as of December 31, 2002, the date of our most recent fiscal year-end balance sheet. Our schedule of certain known contractual obligations has been updated to reflect the April 22, 2003 amendment of our Senior Facility and to include a certain purchase obligation.

                                                               Payments Due by Period
                                                         Less than 1   1 to 3     4 to 5    More Than 5
                                                Total        Year       Years      Years       Years
                                            ------------------------------------------------------------
                                                               (Amounts in thousands)
   Long-term debt                          $   357,700      15,000      47,000    295,700         ---
   Interest on long-term debt                   87,750      17,550      35,100     35,100         ---
   Capital lease obligations, including
     interest                                   68,943       5,115      19,845     18,536      25,447
   Operating lease commitments                  67,673      11,780      18,607     12,878      24,408
   Redeemable preferred stocks                  27,298         ---      10,150        ---      17,148
   Purchase obligation                           3,962       3,962         ---        ---         ---
                                            ------------ ----------- ---------- ----------- ------------
     Total contractual obligations         $   613,326      53,407     130,702    362,214      67,003
                                            ============ =========== ========== =========== ============

For long-term debt included in the above table, we have included principal payments on our Senior Facility and on our Senior Notes. Interest on amounts outstanding under our Senior Facility is based on variable rates and therefore the amount is not determinable. Our Senior Notes require semi-annual interest payments of approximately $8.78 million through 2007. For a discussion of our long-term debt, see note 6 to the Notes to Consolidated Financial Statements included in Part II of our December 31, 2002 Form 10-K.

For a discussion of our capital and operating leases, see note 12 to the Notes to Consolidated Financial Statements included in Part II of our December 31, 2002 Form 10-K.

We have included only the maturity redemption amount on our Series B and C preferred stock (cash dividends are excluded). Our Series B preferred stock is convertible at $5.55 per share into GCI Class A common stock. Through April 30, 2003, dividends are payable semi-annually at the rate of 8.5%, plus accrued but unpaid dividends, at our option, in cash or in additional fully-paid shares of Series B preferred stock. The dividend due on April 30, 2003 was paid in cash. Dividends earned after April 30, 2003, are payable semi-annually in cash only. Mandatory redemption is required 12 years from the date of closing. Our Series C preferred stock is convertible at $12 per share into GCI Class A common stock, is non-voting, and pays a 6% per annum quarterly cash dividend. We may redeem the Series C preferred stock at any time in whole but not in part. Mandatory redemption is required at any time after the fourth anniversary date at the option of holders of 80% of the outstanding shares of the Series C preferred stock. For more information about our redeemable preferred stock, see note 1(e) to the Notes to Consolidated Financial Statements included in Part II of our December 31, 2002 Form 10-K.

Audit Committee
The Audit Committee, composed entirely of independent directors, meets periodically with our independent auditors and management to review the Company's financial statements and the results of audit activities. The Audit Committee, in turn, reports to the Board of Directors on the results of its review and recommends the selection of independent auditors.

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

Our Senior Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 6.5%. Should the Libor rate change, our interest expense will increase or decrease accordingly. On September 21, 2001, we entered into an interest rate swap agreement to convert $25.0 million of variable interest rate debt to 3.98% fixed rate debt plus applicable margin. As of March 31, 2003, we have borrowed $177.7 million of which $152.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $1,527,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of March 31, 2003, we have borrowed $44.5 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $445,000 in additional gross interest cost on an annualized basis.

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

PART II.
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

                 Exhibit No.                   Description
                 ---------------------------------------------------------------
                 10.107        Amendment No. 1 to Credit, Guaranty, Security and
                                Pledge Agreement between GCI Holdings, Inc. and Credit Lyonnais New York Branch as AdministrativeAgent, Issuing Bank, Co-Bookrunner and Co-Arranger, General Electric Capital Corporationas Documentation Agent, Co-Arranger and Co-Bookrunner and CIT Lending Services Corporation as Syndication Agent, dated as of November 1, 2002
                 99.36         Certifications Pursuant to 18 U.S.C. Section
                                1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                 99.37         The Articles of Incorporation of Wok 1, Inc.
                 99.38         The Bylaws of Wok 1, Inc.
                 99.39         The Articles of Incorporation of Wok 2, Inc.
                 99.40         The Bylaws of Wok 2, Inc.

           (b) Reports on Form 8-K filed during the quarter ended March 31, 2003 - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   GENERAL COMMUNICATION, INC.


              Signature                                         Title                                   Date
--------------------------------------      --------------------------------------------      -----------------------
/s/ Ronald A. Duncan                        President and Director                                  May 9, 2003
--------------------------------------      (Principal Executive Officer)                     -----------------------
Ronald A. Duncan

/s/ John M. Lowber                          Senior Vice President, Chief Financial                  May 9, 2003
--------------------------------------      Officer, Secretary and Treasurer                  -----------------------
John M. Lowber                              (Principal Financial Officer)


/s/ Alfred J. Walker                        Vice President, Chief Accounting                        May 9, 2003
--------------------------------------      Officer                                           -----------------------
Alfred J. Walker                            (Principal Accounting Officer)

           CERTIFICATION PURSUANT TO18 U.S.C. SECTION 1350, AS ADOPTED
                     PURSUANT TO SECTIONS 302 AND 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

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

Date:  May 9, 2003                     /s/ Ronald A. Duncan
                                       Ronald A. Duncan
                                       President and Director

           CERTIFICATION PURSUANT TO18 U.S.C. SECTION 1350, AS ADOPTED
                     PURSUANT TO SECTIONS 302 AND 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

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

Date:  May 9, 2003                     /s/ John M. Lowber
                                       John M. Lowber
                                       Senior Vice President, Chief Financial
                                       Officer, Secretary and Treasurer