Form 10-Q
period 2003-09-30
GENERAL COMMUNICATION INC
filed 2003-11-12
CIK 808461

As filed with the Securities and Exchange Commission on November 11, 2003

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

       Registrant's telephone number, including area code: (907) 868-5600


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

The number of shares outstanding of the registrant's classes of common stock as of October 31, 2003 was:

                 52,465,802 shares of Class A common stock; and
                    3,868,580 shares of Class B common stock.

                           GENERAL COMMUNICATION, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS
                                                                                                      Page No.
                                                                                                      --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of September 30, 2003
                       (unaudited) and December 31, 2002..................................................5

                    Consolidated Statements of Operations for the
                       three and nine months ended September 30, 2003
                       (unaudited) and 2002 (unaudited)...................................................7

                    Consolidated Statements of Stockholders' Equity
                       for the nine months ended September 30, 2003
                       (unaudited) and 2002 (unaudited)...................................................8

                    Consolidated Statements of Cash Flows for the nine
                       months ended September 30, 2003 (unaudited)
                       and 2002 (unaudited)...............................................................9

                    Notes to Interim Condensed Consolidated Financial
                       Statements.........................................................................10

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................28

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................62

         Item 4.    Controls and Procedures...............................................................63

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................63

         Item 6.    Exhibits and Reports on Form 8-K......................................................64

         Other items are omitted, as they are not applicable.

SIGNATURES................................................................................................65

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

     o Material adverse changes in the economic conditions in the markets we serve and in general economic conditions, including the continuing impact of the current depressed telecommunications industry due to high levels of competition in the long-distance market resulting in pressures to reduce prices, an oversupply of long-haul capacity, excessive debt loads; several high-profile company failures and potentially fraudulent accounting practices by some companies;
     o The efficacy of laws enacted by Congress and the state of Alaska legislature; rules and regulations to be adopted by the Federal Communications Commission ("FCC") and state public regulatory agencies to implement the provisions of the 1996 Telecom Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
     o Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include long-distance, local, cable and Internet services;
     o The extent and pace at which different competitive environments develop for each segment of our business;
     o The extent and duration for which competitors from each segment of the telecommunication industries are able to offer combined or full service packages prior to our being able to do so;
     o The degree to which we experience material competitive impacts to our traditional service offerings prior to achieving adequate local service entry;
     o Competitor responses to our products and services and overall market acceptance of such products and services;
     o The outcome of our negotiations with Incumbent Local Exchange Carriers ("ILECs") and state regulatory arbitrations and approvals with respect to interconnection agreements;
     o Our ability to purchase network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local telephone service at competitive rates;
     o Success and market acceptance for new initiatives, many of which are untested;
     o The level and timing of the growth and profitability of existing and new initiatives, particularly yellow page directories, local telephone services expansion including deploying digital local telephone service, Internet services expansion and wireless services;
     o Start-up costs associated with entering new markets, including advertising and promotional efforts;

     o Risks relating to the operations of new systems and technologies and applications to support new initiatives;
     o   Local conditions and obstacles;
     o The impact on our industry and indirectly on us of oversupply of capacity resulting from excessive deployment of network capacity in certain markets we do not serve;
     o Uncertainties inherent in new business strategies, new product launches and development plans, including local telephone services, Internet services, wireless services, digital video services, cable modem services, digital subscriber line services, transmission services, and yellow page directories, and the offering of these services in geographic areas with which we are unfamiliar;
     o The risks associated with technological requirements, technology substitution and changes and other technological developments;
     o   Prolonged service interruptions which could affect our business;
     o Development and financing of telecommunication, local telephone, wireless, Internet and cable networks and services;
     o Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements and the consequences of increased leverage;
     o   Availability of qualified personnel;
     o Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the Regulatory Commission of Alaska ("RCA"), and adverse outcomes from regulatory proceedings;
     o   Changes in regulations governing unbundled network elements ("UNE");
     o Uncertainties in federal military spending levels and military base closures in markets in which we operate;
     o The ongoing global and domestic trend towards consolidation in the telecommunications industry, which may make the competitors larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively;
     o The financial, credit and economic impacts of the MCI (previously "WorldCom, Inc.") bankruptcy filing on the industry in general and on us in particular;
     o A significant delay in MCI's emergence from bankruptcy or a migration of MCI's traffic off our network without it being replaced by other common carriers that interconnect with our network;
     o The effect on us of pricing pressures, new program offerings and market consolidation in the markets served by our major customers, MCI and Sprint;
     o The effect on us of industry consolidation and the acquisition of one or more of our large wholesale customers;
     o Under Statement of Financial Accounting Standard ("SFAS") 142, we must test our intangibles for impairment at least annually, which may result in a material, non-cash write-down of goodwill and could have a material adverse impact on our results of operations and shareholders' equity; and
     o Other risks detailed from time to time in our periodic reports filed with the SEC.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)                                                            (Unaudited)
                                                                                 September 30,    December 31,
                            ASSETS                                                   2003             2002
---------------------------------------------------------------------------    ---------------- ---------------
Current assets:
    Cash and cash equivalents                                                 $     10,780           11,940
                                                                               --------------- ----------------

    Receivables:
        Trade                                                                       60,107           63,111
        Employee                                                                       292              391
        Other                                                                        2,602            3,093
                                                                               --------------- ----------------
                                                                                    63,001           66,595
        Less allowance for doubtful receivables                                      2,359           14,010
                                                                               --------------- ----------------
           Net receivables                                                          60,642           52,585
                                                                               --------------- ----------------

    Prepaid and other current assets                                                11,605            9,171
    Deferred income taxes, net                                                       8,644            8,509
    Notes receivable with related parties                                            1,053              697
    Property held for sale                                                           1,037            1,037
    Inventories                                                                        537              400
                                                                               --------------- ----------------
           Total current assets                                                     94,298           84,339
                                                                               --------------- ----------------

Property and equipment in service, net of depreciation                             371,564          381,394
Construction in progress                                                            22,981           16,958
                                                                               --------------- ----------------
           Net property and equipment                                              394,545          398,352
                                                                               --------------- ----------------

Cable certificates, net of amortization of $26,775 and $26,884 at
   September 30, 2003 and December 31, 2002, respectively                          191,241          191,132
Goodwill, net of amortization of $7,200 at September 30, 2003 and December
   31, 2002                                                                         41,972           41,972
Other intangible assets, net of amortization of $1,522 and $1,848 at
   September 30, 2003 and December 31, 2002, respectively                            3,304            3,460
Deferred loan and senior notes costs, net of amortization of $6,630 and
   $4,110 at September 30, 2003 and December 31, 2002, respectively                 10,237            9,961
Notes receivable with related parties                                                5,246            5,142
Other assets, at cost, net of amortization of $52 and $24 at September 30,
   2003 and December 31, 2002, respectively                                          8,229            4,424
                                                                               --------------- ----------------
           Total other assets                                                      260,229          256,091
                                                                               --------------- ----------------
           Total assets                                                       $    749,072          738,782
                                                                               =============== ================

See accompanying notes to interim condensed consolidated financial statements.

                                       5                             (Continued)

                             GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                              (Continued)
(Amounts in thousands)                                                            (Unaudited)
                                                                                 September 30,    December 31,
             LIABILITIES AND STOCKHOLDERS' EQUITY                                    2003             2002
--------------------------------------------------------------------------    ---------------- ----------------
Current liabilities:
    Current maturities of obligations under long-term debt and capital
       leases                                                                $      24,017            1,857
    Accounts payable                                                                28,865           33,605
    Deferred revenue                                                                20,501           18,290
    Accrued payroll and payroll related obligations                                 15,566           11,821
    Accrued liabilities                                                              6,605            5,763
    Accrued interest                                                                 2,961            7,938
    Subscriber deposits                                                                691              889
                                                                              ---------------- ----------------
        Total current liabilities                                                   99,206           80,163

Long-term debt, excluding current maturities                                       330,000          357,700
Obligations under capital leases, excluding current maturities                      40,529           44,072
Obligations under capital leases due to related party, excluding
  current maturities                                                                   685              703
Deferred income taxes, net of deferred income tax benefit                           25,380           16,061
Other liabilities                                                                    6,092            4,956
                                                                              ---------------- ----------------
        Total liabilities                                                          501,892          503,655
                                                                              ---------------- ----------------

Redeemable preferred stocks                                                         26,907           26,907
                                                                              ---------------- ----------------

Stockholders' equity:
  Common stock (no par):
    Class A.  Authorized 100,000 shares; issued 52,238 and 51,795 shares
      at September 30, 2003 and December 31, 2002, respectively                    200,950          199,903

    Class B. Authorized 10,000 shares; issued 3,871 and 3,875 shares at
      September 30, 2003 and December 31, 2002, respectively;
      convertible on a share-per-share basis into Class A common stock               3,271            3,274

    Less cost of 338 and 317 Class A common shares held in treasury at
      September 30, 2003 and December 31, 2002, respectively                        (1,917)          (1,836)

  Paid-in capital                                                                   11,837           11,222
  Notes receivable with related parties issued upon stock option exercise           (5,650)          (5,650)
  Retained earnings                                                                 12,204            1,847
  Accumulated other comprehensive loss                                                (422)            (540)
                                                                              ---------------- ----------------
        Total stockholders' equity                                                 220,273          208,220
  Commitments and contingencies
                                                                              ---------------- ----------------
        Total liabilities and stockholders' equity                          $      749,072          738,782
                                                                              ================ ================
See accompanying notes to interim condensed consolidated financial statements.

                              GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)
                                                            Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                           2003           2002              2003            2002
                                                     -------------- --------------     --------------- --------------
                                  (Amounts in thousands, except per share amounts)
Revenues                                            $     98,327         94,550            287,043         275,500

Cost of sales and services                                31,870         30,375             92,189          92,473
Selling, general and administrative expenses              35,262         32,209            102,549          96,095
Bad debt expense                                             533          1,677              1,932          12,874
Depreciation, amortization and accretion expense          13,067         13,936             39,368          41,806
                                                     -------------- --------------     --------------- --------------
     Operating income                                     17,595         16,353             51,005          32,252
                                                     -------------- --------------     --------------- --------------

Other income (expense):
   Interest expense                                       (8,845)        (7,477)           (27,137)        (20,304)
   Amortization of loan and senior notes fees               (631)          (321)            (2,329)         (1,449)
   Interest income                                           162            107                493             335
                                                     -------------- --------------     --------------- --------------
     Other expense, net                                   (9,314)        (7,691)           (28,973)        (21,418)
                                                     -------------- --------------     --------------- --------------

     Net income before income taxes and
       cumulative effect of a change in
       accounting principle                                8,281          8,662             22,032          10,834

Income tax expense                                         3,752          3,599              9,598           4,662
                                                     -------------- --------------     --------------- --------------
     Net income before cumulative effect of a
       change in accounting principle                      4,529          5,063             12,434           6,172

Cumulative effect of a change in accounting
   principle, net of income tax benefit of $367              ---            ---               (544)            ---
                                                     -------------- --------------     --------------- --------------
     Net income                                     $      4,529          5,063             11,890           6,172
                                                     ============== ==============     =============== ==============

Basic net income per common share:
  Net income before cumulative effect of a
     change in accounting principle                 $       0.07           0.08               0.20            0.08
  Cumulative effect of a change in accounting
     principle, net of income tax benefit of
     $367                                                    ---            ---              (0.01)            ---
                                                     -------------- --------------     --------------- --------------
       Net income                                   $       0.07           0.08               0.19            0.08
                                                     ============== ==============     =============== ==============

Diluted net income per common share:
  Net income before cumulative effect of a
     change in accounting principle                 $       0.07           0.08               0.19            0.08
  Cumulative effect of a change in accounting
     principle, net of income tax benefit of
     $367                                                    ---            ---              (0.01)            ---
                                                     -------------- --------------     --------------- --------------
       Net income                                   $       0.07           0.08               0.18            0.08
                                                     ============== ==============     =============== ==============

See accompanying notes to interim condensed consolidated financial statements.

                                               GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                                (Unaudited)
                                                                                      Notes                  Accumulated
                                                                  Class A           Receivable                  Other
                                                Class A  Class B  Shares             Issued to   Retained   Comprehensive
                                                Common   Common   Held in   Paid-in   Related    Earnings       Income
 (Amounts in thousands)                          Stock    Stock   Treasury  Capital   Parties    (Deficit)      (Loss)       Total
                                            ----------------------------------------------------------------------------------------
 Balances at December 31, 2001                 $195,647   3,281    (1,659)  10,474    (2,588)     (2,771)         8         202,392

 Components of comprehensive income:
   Net income                                       ---     ---       ---      ---       ---       6,172        ---           6,172
   Change in fair value of cash flow
      hedge, net of change in income tax
      liability of $390                             ---     ---       ---      ---       ---         ---       (587)           (587)
                                                                                                                         -----------
       Comprehensive income                                                                                                   5,585
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                         ---     ---       ---      307       ---         ---        ---             307
 Class B shares converted to Class A                  5      (5)      ---      ---       ---         ---        ---             ---
 Shares issued under stock option plan            3,219     ---       ---      ---    (3,062)        ---        ---             157
 Amortization of the excess of GCI stock
   market value over stock option exercise
   cost on date of stock option grant               ---     ---       ---      336       ---         ---        ---             336
 Shares issued to Employee Stock Purchase
   Plan                                             497     ---       ---      ---       ---         ---        ---             497
 Shares issued to acquire minority
   shareholders' interest in GFCC                    68     ---       ---      ---       ---         ---        ---              68
 Purchase of treasury stock                         ---     ---      (177)     ---       ---         ---        ---            (177)
 Preferred stock dividends                          ---     ---       ---      ---       ---      (1,532)       ---          (1,532)
                                            ----------------------------------------------------------------------------------------
 Balances at September 30, 2002                $199,436   3,276    (1,836)  11,117    (5,650)      1,869       (579)        207,633
                                            ========================================================================================

 Balances at December 31, 2002                 $199,903   3,274    (1,836)  11,222    (5,650)      1,847       (540)        208,220

 Components of comprehensive income:
   Net income                                       ---     ---       ---      ---       ---      11,890        ---          11,890
   Change in fair value of cash flow
      hedge, net of change in income tax
      benefit of $175                               ---     ---       ---      ---       ---         ---        118             118
                                                                                                                         -----------
       Comprehensive income                                                                                                  12,008
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                         ---     ---       ---      222       ---         ---        ---             222
 Class B shares converted to Class A                  3      (3)      ---      ---       ---         ---        ---             ---
 Shares issued under stock option plan            1,044     ---       ---      ---       ---         ---        ---           1,044
 Amortization of the excess of GCI stock
   market value over stock option exercise
   cost on date of stock option grant               ---     ---       ---      393       ---         ---        ---             393
 Purchase of treasury stock                         ---     ---       (81)     ---       ---         ---        ---             (81)
 Preferred stock dividends                          ---     ---       ---      ---       ---      (1,533)       ---          (1,533)
                                            ----------------------------------------------------------------------------------------
 Balances at September 30, 2003                $200,950   3,271    (1,917)  11,837    (5,650)     12,204       (422)        220,273
                                            ========================================================================================
See accompanying notes to interim condensed consolidated financial statements.

                             GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                             (Unaudited)
                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                         2003           2002
                                                                                    -------------- --------------
        (Amounts in thousands)
        Operating activities:
          Net income                                                               $    11,890          6,172
            Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation, amortization and accretion expense                        39,368         41,806
                Deferred income tax expense                                              9,598          4,757
                Amortization of loan and senior notes fees                               2,329          1,449
                Cumulative effect of a change in accounting principle, net                 544            ---
                Bad debt expense, net of write-offs                                       (679)        10,587
                Deferred compensation                                                      331            533
                Compensatory stock options                                                 393            337
                Employee Stock Purchase Plan expense funded with issuance of
                  General Communication, Inc. Class A common stock                         ---            497
                Other noncash income and expense items                                    (383)            36
                Change in operating assets and liabilities                             (13,990)       (18,567)
                                                                                    -------------- --------------
                  Net cash provided by operating activities                             49,401         47,607
                                                                                    -------------- --------------

        Investing activities:
           Purchases of property and equipment                                         (34,393)       (51,989)
           Payment of deposits                                                          (3,221)           ---
           Notes receivable issued to related parties                                      (99)        (3,055)
           Payments received on notes receivable with related parties                       22            946
           Purchases of other assets                                                      (955)        (1,563)
                                                                                    -------------- --------------
                  Net cash used by investing activities                                (38,646)       (55,661)
                                                                                    -------------- --------------

        Financing activities:
          Repayments of long-term borrowings and capital lease obligations              (9,102)        (6,802)
          Long-term borrowings - bank debt                                                 ---         14,000
          Payment of preferred stock dividend                                           (1,171)        (1,018)
          Payment of debt issuance costs                                                (2,605)          (382)
          Purchase of treasury stock                                                       (81)          (177)
          Proceeds from common stock issuance                                            1,044            157
                                                                                    -------------- --------------
                  Net cash provided (used) by financing activities                     (11,915)         5,778
                                                                                    -------------- --------------
                  Net decrease in cash and cash equivalents                             (1,160)        (2,276)

                  Cash and cash equivalents at beginning of period                      11,940         11,097
                                                                                    -------------- --------------
                  Cash and cash equivalents at end of period                       $    10,780          8,821
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

        (a)  Business
             GCI, an Alaska corporation, was incorporated in 1979. We offer the following services:
             o Long-distance telephone service between Alaska and the remaining United States and foreign countries
             o   Cable television services throughout Alaska
             o Facilities-based competitive local access services in Anchorage, Fairbanks and Juneau, Alaska
             o   Internet access services
             o   Termination of traffic in Alaska for certain common carriers
             o   Private line and private network services
             o   Managed services to certain commercial customers
             o Broadband services, including our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics
             o Sales and service of dedicated communications systems and related equipment
             o Lease and sales of capacity on two undersea fiber optic cables used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries

        (b)  Principles of Consolidation
             The consolidated financial statements include the accounts of GCI, GCI's subsidiary GCI, Inc., GCI, Inc.'s subsidiary GCI Holdings, Inc., GCI Holdings, Inc.'s subsidiaries GCI Communication Corp., GCI Cable, Inc., GCI Transport Co., Inc., GCI Fiber Communication Co., Inc., GCI Fiber Co., Inc. and Fiber Hold Co., Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Co., Inc.'s partnership Alaska United Fiber System Partnership, GCI Communication Corp.'s subsidiaries Potter View Development Co., Inc., Wok 1, Inc. and Wok 2, Inc. and GCI Transport Co., Inc.'s subsidiary GCI Satellite Co., Inc. All subsidiaries are wholly-owned at September 30, 2003.

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


                                       10                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

        (c)  Earnings per Common Share

             Earnings per common share ("EPS") and common shares used to calculate basic and diluted EPS consist of the following (amounts
             in thousands, except per share amounts):
                                                                  Three Months Ended September 30,
                                                               2003                               2002
                                                 ------------------------------     -------------------------------
                                                   Income    Shares                   Income    Shares
                                                   (Num-     (Denom-  Per-share        Num-    (Denom-   Per-share
                                                   erator)   inator)   Amounts        erator)   inator)    Amounts
                                                 ---------- -------- ----------     ---------- --------- ----------
              Net income                         $  4,529                           $  5,063
              Less preferred stock dividends:
               Series B                               361                                361
               Series C                               151                                151
                                                 ----------                         ----------
              Basic EPS:
              Net income available to common
               stockholders                         4,017    55,707  $   0.07          4,551    55,142   $   0.08
              Effect of Dilutive Securities:
              Unexercised stock options               ---     1,163       ---            ---       717        ---
                                                 ---------- -------- ----------     ---------- --------- ----------
              Diluted EPS:
              Net income available to common
               stockholders                      $  4,017    56,870  $   0.07       $  4,551    55,859   $   0.08
                                                 ========== ======== ==========     ========== ========= ==========

                                       11                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                                   Nine Months Ended September 30,
                                                               2003                               2002
                                                 ------------------------------     -------------------------------
                                                   Income    Shares                   Income    Shares
                                                   (Num-     (Denom-  Per-share       (Num-     (Denom-   Per-share
                                                   erator)   inator)   Amounts        erator)   inator)    Amounts
                                                 ---------- -------- ----------     ---------- --------- ----------
              Net income before cumulative
               effect of a change in accounting
               principle, net of deferred tax
               benefit of $367                   $ 12,434                           $  6,172
              Less preferred stock dividends:
               Series B                             1,083                              1,083
               Series C                               449                                449
                                                 ----------                         ----------
              Basic EPS:
              Net income before cumulative
               effect of a change in accounting
               principle, net of deferred tax
               benefit of $367, available to
               common stockholders                 10,902    55,563  $   0.20          4,640    54,995   $   0.08
              Effect of Dilutive Securities:
              Unexercised stock options               ---       531       ---            ---     1,176        ---
                                                 ---------- -------- ----------     ---------- --------- ----------
              Diluted EPS:
              Net income before cumulative
               effect of a change in accounting
               principle, net of deferred tax
               benefit of $367, available to
               common stockholders               $ 10,902    56,094  $   0.19       $  4,640    56,171   $   0.08
                                                 ========== ======== ==========     ========== ========= ==========

             Common equivalent shares outstanding which are anti-dilutive for purposes of calculating EPS for the three and nine months ended September 30, 2003 and 2002 are not included in the diluted EPS calculations and consist of the following (shares, in thousands):

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
                                                         ========


                                       12                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Weighted average shares associated with outstanding stock options for the three and nine months ended September 30, 2003 and 2002 which have been excluded from the diluted EPS calculations because the options' exercise price was greater than the average market price of the common shares consist of the following (shares, in thousands):

                                                                    Three Months Ended          Nine Months Ended
                                                                      September 30,              September 30,
                                                                      2003       2002            2003      2002
                                                                  ----------- -----------     ---------- ----------
                    Weighted average shares associated with
                     outstanding stock options                         155      4,573           2,045       756
                                                                  =========== ===========     ========== ==========

        (d)  Common Stock
             Following is the statement of common stock at September 30, 2003 and 2002 (shares, in thousands):

                                                                     Class A       Class B
                                                                  ------------- --------------
                    Balances at December 31, 2001                     50,967         3,883
                    Class B shares converted to Class A                    6            (6)
                    Shares issued under stock option plan                533           ---
                    Shares issued to the GCI Employee Stock
                      Purchase Plan                                      200           ---
                    Shares issued to acquire minority
                      shareholders' interest in GFCC                      15           ---
                                                                  ------------- --------------
                        Balances at September 30, 2002                51,721         3,877
                                                                  ============= ==============

                    Balances at December 31, 2002                     51,795         3,875
                    Class B shares converted to Class A                    4            (4)
                    Shares issued under stock option plan                216           ---
                    Shares issued per G.C. Cablevision, Inc.
                      acquisition agreement                              223           ---
                                                                  ------------- --------------
                         Balances at September 30, 2003               52,238         3,871
                                                                  ============= ==============

        (e)  Redeemable Preferred Stocks
             Redeemable preferred stocks consist of the following (amounts in thousands):

                                                             September 30,       December 31,
                                                                 2003                2002
                                                            ---------------    ----------------
                    Series B                               $    16,907              16,907
                    Series C                                    10,000              10,000
                                                            ---------------    ----------------
                                                           $    26,907              26,907
                                                            ===============    ================

             We have 1,000,000 shares of preferred stock authorized with the following shares issued (in thousands):

                                                                     Series B      Series C
                                                                  ------------- --------------
                    Shares at December 31, 2001 and 2002 and
                      September 30, 2002 and 2003                      17             10
                                                                  ============= ==============

                                       13                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             As of September 30, 2003, the combined aggregate amount of preferred stock mandatory redemption requirements follow (amounts in thousands):

                    Years ending
                    September 30:
                    -------------
                        2004        $     ---
                        2005           10,150
                        2006              ---
                        2007              ---
                        2008              ---
                                     --------
                                    $  10,150
                                     ========

             Series B
             The redemption amount of our Series B preferred stock at September 30, 2003 and December 31, 2002 was $17,509,000 and $17,148,000,
             respectively. The difference between the carrying and redemption amounts is due to accrued dividends which are included in Accrued Liabilities.

             Series C
             The redemption amount of our convertible redeemable accreting Series C preferred stock on September 30, 2003 and December 31, 2002 was $10,000,000.

        (f) Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity
             On July 1, 2003 we adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Adoption of SFAS No. 150 did not have a material effect on our results of operations, financial position and cash flows.

       (g)   Asset Retirement Obligations
             On January 1, 2003 we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Upon adoption, we recorded the cumulative effect of accretion and depreciation expense as a cumulative effect of a change in accounting principle of approximately $544,000, net of income tax benefit of $367,000.


                                       14                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at September 30, 2003 (amounts in thousands):

                    Balance at December 31, 2002                   $     ---
                    Liability recognized upon adoption of SFAS
                      No. 143                                          1,565
                    Accretion expense for the nine months ended
                      September 30, 2003                                  96
                                                                    ----------
                         Balance at September 30, 2003             $   1,661
                                                                    ==========

             Following is the amount of the liability for asset retirement obligations as if SFAS No. 143 had been applied at December 31, 2001 (amounts in thousands):

                    Balance at December 31, 2001                   $   1,350
                                                                    ==========

                    Balance at September 30, 2002                  $   1,511
                                                                    ==========

             At the date of adoption we recorded net additional capitalized costs of $654,000 in Property and Equipment in Service, Net of Depreciation.

        (h)  Payments Received from Suppliers
             On March 20, 2003 the Financial Accounting Standards Board issued Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" ("EITF No. 02-16"). We have applied EITF No. 02-16 prospectively for arrangements entered into or modified after December 31, 2002. Our cable services segment occasionally receives reimbursements for costs to promote suppliers' services, called cooperative advertising arrangements. The supplier payment is classified as a reduction of selling, general and administrative expenses if it reimburses specific, incremental and identifiable costs incurred to resell the suppliers' services. Excess consideration, if any, is classified as a reduction of cost of sales and services.

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

        (i)  Costs Associated with Exit or Disposal Activities
             On January 1, 2003 we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Upon adoption of SFAS No. 146, enterprises may only record exit or disposal costs when they are incurred and can be measured at fair value. The recorded liability will be subsequently adjusted for changes in estimated cash flows. SFAS 146 revises accounting for specified employee and contract terminations that are part of restructuring activities. Adoption of SFAS No. 146 did not have a material effect on our results of operations, financial position and cash flows.

        (j)  Stock Option Plan
             At September 30, 2003, we had one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We use the intrinsic-value method and compensation expense is recorded on the


                                       15                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25.

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


                                       16                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Stock-based employee compensation cost is reflected over the options' vesting period of generally five years and compensation cost for options granted prior to January 1, 1996 is not considered. The following table illustrates the effect on net income and EPS for the three and nine months ended September 30, 2003 and 2002, if we had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share amounts):

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                        -------------------------    ------------------------
                                                           2003           2002         2003          2002
                                                        -----------    ----------    ---------    -----------
                Net income, as reported                $   4,529          5,063       11,890         6,172

                Total stock-based employee
                 compensation expense included in
                 reported net income, net of related
                 tax effects                                  66             59          225           202
                Total stock-based employee
                 compensation expense under the
                 fair-value based method for all
                 awards, net of related tax effects         (653)          (856)      (1,641)       (1,918)
                                                        -----------    ----------    ---------    -----------
                   Pro forma net income                $   3,942          4,266       10,474         4,456
                                                        ===========    ==========    =========    ===========

                Basic net income per common share
                 after cumulative effect of a
                 change in accounting principle, as
                 reported                              $    0.07           0.08         0.19          0.08
                                                        ===========    ==========    =========    ===========
                Diluted net income per common share
                 after cumulative effect of a
                 change in accounting principle, as
                 reported                              $    0.07           0.08         0.18          0.08
                                                        ===========    ==========    =========    ===========
                Basic and diluted net income per
                 common share after cumulative
                 effect of a change in accounting
                 principle, pro forma                  $    0.06           0.07         0.16          0.05
                                                        ===========    ==========    =========    ===========

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


                                       17                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

        (k)  Concentrations of Credit Risk
             Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. At September 30, 2003 and December 31, 2002, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments at one highly rated financial institution.

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

       (l) Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others
             On January 1, 2003 we adopted FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. Adoption of FIN No. 45 did not have a material effect on our results of operations, financial position and cash flows.

       (m)   Derivative Instruments and Hedging Activities
             On July 1, 2003 we adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Adoption of SFAS No. 149 did not have a material effect on our results of operations, financial position and cash flows.

       (n)   Consolidation of Variable Interest Entities
             On July 1, 2003 we adopted FIN No. 46, "Consolidation of Variable Interest Entities". This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:

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


                                       18                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             2. The equity investors lack one or more of the following essential characteristics of a controlling financial interest:
                a. The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights.
                b. The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities.
                c. The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

             Adoption of FIN No. 46 did not have a material effect on our results of operations, financial position and cash flows.

        (o)  Reclassifications
             Reclassifications have been made to the 2002 financial statements to make them comparable with the 2003 presentation.

(2)    Consolidated Statements of Cash Flows Supplemental Disclosures

       Changes in operating assets and liabilities consist of (amounts in thousands):
             Nine month periods ended September 30,                            2003           2002
                                                                           ------------   ------------
              Increase in accounts receivable                             $   (9,315)       (14,678)
              Increase in inventories                                           (137)        (1,242)
              (Increase) decrease in prepaid and other current assets         (2,434)         1,018
              Increase (decrease) in accounts payable                         (2,802)           453
              Increase in deferred revenues                                    2,211          3,911
              Increase (decrease) in accrued payroll and payroll
                  related obligations                                          3,745         (4,544)
              Decrease in accrued interest                                    (4,977)        (4,793)
              Increase in accrued liabilities                                    136          1,239
              Decrease in subscriber deposits                                   (198)          (187)
              Increase (decrease) in components of other long-term
                 liabilities                                                    (219)           256
                                                                           ------------   ------------
                                                                          $  (13,990)       (18,567)
                                                                           ============   ============

       We paid interest totaling approximately $32,242,000 and $25,097,000 during the nine months ended September 30, 2003 and 2002, respectively.

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

(3)    Intangible Assets
       Cable certificates are allocated to our cable services segment. Goodwill is primarily allocated to the cable services segment and the remaining amount is not allocated to a reportable segment, but is included in the All Other category as described in note 6.


                                       19                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Amortization expense for amortizable intangible assets was as follows:
                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                September 30,
                                                   2003          2002           2003          2002
                                               -------------- -----------    ------------- -----------
             Amortization expense              $    195           180            527           567
                                               ============== ===========    ============= ===========

       Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

             Years ending
             December 31,
            ---------------
                 2003        $  605
                 2004           487
                 2005           355
                 2006           350
                 2007           289

       No intangible assets have been impaired based upon impairment testing performed as of December 31, 2002 and no indicators of impairment have occurred since the impairment testing was performed.

(4)    MCI Settlement and Release Agreement
       On July 21, 2002 MCI and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court. Chapter 11 allows a company to continue operating in the ordinary course of business in order to maximize recovery for the company's creditors and shareholders.

       At the time of the petition for bankruptcy, we had approximately $12.9 million in receivables outstanding from MCI. At December 31, 2002 the bad debt reserve for uncollected amounts due from MCI ("MCI reserve") totaled $11.6 million and consisted of all billings for services rendered prior to July 21, 2002 that were not paid or deemed recoverable as of December 31, 2002.

       On July 22, 2003, the United States Bankruptcy Court approved the settlement of pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI. The settlement settles unpaid balances due from MCI for services rendered prior to their bankruptcy filing date, settles billing disputes between us, and establishes a right to set-off certain of our pre-petition accounts payable to MCI. Under the terms of the settlement, we reduced the pre-petition amounts receivable from MCI by $1.8 million and off-set our pre-petition accounts payable by $1.0 million. The majority of the difference reduced the MCI reserve with the remainder recorded as bad debt expense.

       The remaining pre-petition accounts receivable balance owed by MCI to us after this settlement was $11.1 million ("MCI credit") which we have and will use as a credit against amounts payable for future services purchased from MCI. At settlement, all of the remaining pre-petition amounts receivable due from MCI, which was fully reserved, was removed from accounts receivable in our Consolidated Balance Sheet.

       After settlement, we began reducing the MCI credit as we utilize it for services otherwise payable to MCI during the same period. The use of the credit was and is expected to be recorded as a reduction of bad debt expense. During the three months ended September 30, 2003 we utilized approximately $1.0 million of the MCI credit against amounts payable for services received from MCI during the same


                                       20                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       period. The settlement discussed above and use of the MCI credit resulted in net recovery of bad debt expense of approximately $647,000 during the three months ended September 30, 2003.

       The remaining unused MCI credit totaled $10.0 million at September 30, 2003. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing utilization of the credit as we incur charges for services received from MCI.

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

       On October 31, 2003, MCI's reorganization plan was approved by the U.S. Bankruptcy Court. We expect to evaluate the likelihood that we will receive full credit offset for our remaining credit balance when MCI exits bankruptcy proceedings and may change our recognition method at that time.

(5)    Long-term Debt
       On April 22, 2003 we amended our $225.0 million Senior Facility. On October 30, 2003 we closed a $220.0 million bank facility ("new Senior Facility") to replace the amended Senior Facility as further described in note 8.

(6)    Industry Segments Data
       Our reportable segments are business units that offer different products. The reportable segments are each managed separately and offer distinct products with different production and delivery processes.

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

         Cable services. We provide cable television services to residential, commercial and government users in the State of Alaska. Our cable systems serve 33 communities and areas in Alaska, including the state's four largest urban areas, Anchorage, Fairbanks, the Matanuska-Susitna Valley, and Juneau. We offer digital cable television services in Anchorage, the Matanuska-Susitna Valley, Fairbanks, Juneau, Ketchikan, Kenai and Soldotna and retail cable modem service (through our Internet services segment) in all of our locations in Alaska except Kotzebue.

         Local access services. We offer facilities based competitive local exchange services in Anchorage, Fairbanks and Juneau and plan to provide similar competitive local exchange services in other locations pending regulatory approval and subject to availability of capital. Operating expenses to prepare our new phone directory are included in the local access services segment. Revenue and costs of sales and service for our new phone directory will be included in the local access services segment upon their recognition.

         Internet services. We offer wholesale and retail Internet services to both consumer and commercial customers. We offer cable modem service as further described in Cable services above. Our


                                       21                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

         undersea fiber optic cable systems allow us to offer enhanced services with high-bandwidth requirements.

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

       We earn all revenues through sales of services and products within the United States of America. All of our long-lived assets are located within the United States of America, except approximately 72% of our undersea fiber optic cable systems which transit international waters.

       Summarized financial information for our reportable segments for the nine months ended September 30, 2003 and 2002 follows (amounts in thousands):
                                                        Reportable Segments
                                     --------------------------------------------------------
                                         Long-               Local                  Total
                                        Distance   Cable     Access   Internet    Reportable      All
                                        Services  Services  Services  Services     Segments      Other      Total
                                     ------------------------------------------------------------------------------
                   2003
                   ----
       Revenues:
         Intersegment                  $  10,946    1,900     7,277     1,792        21,915        558     22,473
         External                        153,248   71,009    27,211    14,302       265,770     21,273    287,043
                                     ------------------------------------------------------------------------------
            Total revenues             $ 164,194   72,909    34,488    16,094       287,685     21,831    309,516
                                     ==============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, net interest
         expense and income taxes      $  81,108   33,153     2,501     2,149       118,911    (26,709)    92,202
                                     ==============================================================================

       Operating income (loss)         $  66,525   19,712      (111)     (380)       85,746    (32,912)    52,834
                                     ==============================================================================

                                       22                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                        Reportable Segments
                                     --------------------------------------------------------
                                         Long-               Local                  Total
                                        Distance   Cable     Access   Internet    Reportable      All
                                        Services  Services  Services  Services     Segments      Other      Total
                                     ------------------------------------------------------------------------------
                   2002
                   ----
       Revenues:
         Intersegment                  $  16,578    1,543     7,498     1,447        27,066        558     27,624
         External                        156,221   65,322    23,510    11,412       256,465     19,035    275,500
                                     ------------------------------------------------------------------------------
            Total revenues             $ 172,799   66,865    31,008    12,859       283,531     19,593    303,124
                                     ==============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, net interest
         expense and income taxes      $  73,440   30,528     2,178    (8,444)       97,702    (22,937)    74,765
                                     ==============================================================================

       Operating income (loss)         $  54,583   18,472      (369)  (11,111)       61,575    (28,615)    32,960
                                     ==============================================================================

       A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):
         Nine months ended September 30,                                         2003             2002
                                                                            --------------- ---------------
         Reportable segment revenues                                       $    287,685          283,531
         Plus All Other revenues                                                 21,831           19,593
         Less intersegment revenues eliminated in consolidation                  22,473           27,624
                                                                            --------------- ---------------
              Consolidated revenues                                        $    287,043          275,500
                                                                            =============== ===============

       A reconciliation of reportable segment earnings from operations before depreciation, amortization and accretion expense, net other expense and income taxes to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):
         Nine months ended September 30,                                         2003             2002
                                                                            -------------- ----------------
         Reportable segment earnings from operations before
           depreciation, amortization and accretion expense, net other
           expense and income taxes                                        $    118,911           97,702
         Less All Other loss from operations before depreciation,
           amortization and accretion expense, net other expense and
           income taxes                                                          26,709           22,937
         Less intersegment contribution eliminated in consolidation               1,829              707
                                                                            -------------- ----------------
              Consolidated earnings from operations before
                depreciation, amortization and accretion expense, net
                other expense and income taxes                                   90,373           74,058
         Less depreciation, amortization and accretion expense                   39,368           41,806
                                                                            -------------- ----------------
              Consolidated operating income                                      51,005           32,252
         Less other expense, net                                                 28,973           21,418
                                                                            -------------- ----------------
              Consolidated net income before income taxes and cumulative
                effect of a change in accounting principle                 $     22,032           10,834
                                                                            ============== ================

                                       23                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A reconciliation of reportable segment operating income to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):
         Nine months ended September 30,                                         2003             2002
                                                                            --------------- ---------------
         Reportable segment operating income                               $     85,746          61,575
         Less All Other operating loss                                           32,912          28,616
         Less intersegment contribution eliminated in consolidation               1,829             707
                                                                            --------------- ---------------
              Consolidated operating income                                      51,005          32,252
         Less other expense, net                                                 28,973          21,418
                                                                            --------------- ---------------
              Consolidated net income before income taxes and cumulative
                effect of a change in accounting principle                 $     22,032          10,834
                                                                            =============== ===============

(7)    Commitments and Contingencies

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

       Fiber Optic Cable System Construction Commitment
       In June 2003 we began work on the construction of a fiber optic cable system connecting Seward, Alaska and Warrenton, Oregon, with leased backhaul facilities to connect it to our switching and distribution centers in Anchorage, Alaska and Seattle, Washington. A consortium of companies has been selected to design, engineer, manufacture and install the undersea fiber optic cable system and a contract has been signed at a total cost to us of $35.2 million. We expect to fund construction of the fiber optic cable system through our operating cash flows and, to the extent necessary, with draws on our new Senior Facility. During the nine month period ended September 30, 2003 our capital


                                       24                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       expenditures for this project have totaled approximately $4.8 million, all of which has been funded through our operating cash flows.

       Alaska Airline Miles Agreement
       In August 2003 we entered into an agreement with Alaska Airlines, Inc. ("Alaska Airlines") to offer our residential and business customers who make qualifying purchases from us the opportunity to accrue mileage awards in the Alaska Airlines Mileage Plan. The agreement requires the purchase of Alaska Airlines miles during the year ended December 31, 2003 and in future years.

       Internal Revenue Service Examination
       Our U.S. income tax return for 2000 was selected for examination by the Internal Revenue Service during 2003. The examination is scheduled to begin during the fourth quarter of 2003. We believe this examination will not have a material adverse effect on our financial position, results of operations or our liquidity.

(8)    Subsequent Event
       On October 30, 2003 we closed a $220.0 million new Senior Facility to replace the April 22, 2003 amended Senior Facility. The new Senior Facility reduces the interest rate from LIBOR plus 6.50% to LIBOR plus 3.25%. The new Senior Facility includes a term loan of $170.0 million and a revolving credit facility of $50.0 million.

       The repayment schedule for the term loan in the new Senior Facility is unchanged from that in the April 22, 2003 amended Senior Facility. The repayment schedule is as follows (amounts in thousands):

                             Date                          Amount
           ------------------------------------------    -----------
           Quarterly from December 31, 2003 to
             December 31, 2004                           $   5,000
           Quarterly from March 31, 2005 to December
             31, 2005                                    $   6,000
           Quarterly from March 31, 2006 to December
             31, 2006                                    $   8,000
           Quarterly from March 31, 2007 to September
             30, 2007                                    $  10,000

       The remaining balance of the new Senior Facility will be payable in full on October 31, 2007.

       We are required to pay a commitment fee on the unused portion of the commitment as follows:
                                      Commitment fee if the outstanding            Commitment fee if the outstanding
                                      revolving credit facility is > 50%             revolving credit facility is
                                       of the average revolving credit              < 50% of the average revolving
             Total Leverage              facility commitments by the              credit facility commitments by the
           Ratio (as defined)       lenders during such during such period           lenders during such period
          ---------------------    ----------------------------------------    ----------------------------------------
          > 3.75                                    1.00%                                      1.25%
          -
          > 3.25 but <3.75                          0.75%                                      1.00%
          -
          > 2.75 but <3.25                          0.50%                                      0.75%
          -
          < 2.75                                    0.50%                                      0.75%

                                       25                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       We may not permit the Total Leverage Ratio (as defined) to exceed:
                                   Period                                Total Leverage Ratio
          --------------------------------------------------------     ------------------------
          October 30, 2003 through December 30, 2003                           4.25:1
          December 31, 2003 through December 30, 2004                          4.00:1
          December 31, 2004 through December 30, 2005                          3.75:1
          December 31, 2005 through June 29, 2006                              3.50:1
          June 30, 2006 through June 29, 2007                                  3.25:1
          June 30, 2007 through September 29, 2007                             3.00:1
          September 30, 2007 through October 31, 2007                          2.75:1

       We may not permit the Senior Secured Leverage Ratio (as defined) to exceed:
                                                                           Senior Secured
                                   Period                                  Leverage Ratio
          --------------------------------------------------------     ------------------------
          October 30, 2003 through December 30, 2004                           2.00:1
          December 31, 2004 through September 29, 2006                         1.75:1
          September 30, 2006 through June 29, 2007                             1.50:1
          June 30, 2007 through September 29, 2007                             1.25:1
          September 30, 2007 through October 31, 2007                          1.00:1

       The Interest Coverage Ratio (as defined) may not be less than 2.50:1 at any time.

       Capital expenditures, excluding up to $58.0 million incurred to build or acquire additional fiber optic cable system capacity between Alaska and the lower forty-eight states, in any of the years ended December 31, 2003, 2004, 2005 and 2006, may not exceed:

           o    $25.0 million, plus
           o 100% of any Excess Cash Flow (as defined) during the applicable period less certain permitted investments of up to $5.0 million during the applicable period.

       If the revolving credit facility exceeds $25.0 million, we may not incur capital expenditures, other than those incurred to build or acquire additional fiber optic cable system capacity, in excess of $25.0 million.

       Under the new Senior Facility we must either have repaid in full or successfully refinanced our Senior Notes by February 1, 2007.

       $3.5 million of the new Senior Facility has been used to provide a letter of credit to secure payment for our contract for the design, engineering, manufacture and installation of the undersea fiber optic cable system discussed in note 7. The letter of credit will be reduced to $1.8 million after a contract payment estimated to be made in March 2004. The letter of credit will be cancelled after the final contract payment date estimated to be in April 2004.

       Because a portion of the new Senior Facility is a substantial modification of the April 22, 2003 amended Senior Facility we will recognize approximately $5.0 million in Amortization of Loan and Senior Notes Fees during the three months ended December 31, 2003. The remaining $2.2 million in Deferred Loan Costs, Net will continue to be amortized over the life of the new Senior Facility.


                                       26                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       In connection with the new Senior Facility, we paid bank fees and other expenses of $850,000 in October 2003 which will be amortized over the life of the new agreement.

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

General Overview
We have experienced significant growth in recent years through strategic acquisitions, deploying new business lines and expansion of our existing businesses. We have historically met our cash needs for operations, regular capital expenditures and maintenance capital expenditures through our cash flows from operating activities. Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities. We expect to fund the construction of a new fiber optic cable system through our operating cash flows and, to the extent necessary, with draws on our new Senior Facility, as further discussed in Liquidity and Capital Resources included in Part I, Item 2 of this report.

Consolidated revenues increased by $3.8 million during the third quarter of 2003 ("2003") as compared to the third quarter in 2002 ("2002"). Operating income increased by $1.2 million in 2003. Net income before income tax decreased approximately $400,000 and net income decreased approximately $500,000. Three of our reportable business segments experienced growth in external revenues from 2002 to 2003 as we continued to strengthen our position in the markets we serve. The long-distance services segment experienced a decrease in revenue in 2003 as compared to 2002. The local access services had operating income in 2003 and an operating loss in 2002. The Internet services segment improved its operating loss in 2003 as compared to 2002. The operating income for the long-distance services and cable services segments decreased in 2003 as compared to 2002. Basic and diluted earnings per share decreased $0.01 per share in 2003 as compared to 2002.

Long-Distance Services Overview
Third quarter 2003 long-distance services revenue represented 54.1% of consolidated revenues. Our provision of interstate and intrastate long-distance services, private line and leased dedicated capacity services, and broadband services accounted for 94.6% of our total long-distance services revenues during the third quarter of 2003.

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

At the time of the petition for bankruptcy, we had approximately $12.9 million in receivables outstanding from MCI. At December 31, 2002 the bad debt reserve for uncollected amounts due from MCI ("MCI reserve") totaled $11.6 million and consisted of all billings for services rendered prior to July 21, 2002 that were not paid or deemed recoverable as of December 31, 2002.

On July 22, 2003, the United States Bankruptcy Court approved the settlement of pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI. The settlement settles unpaid balances due from MCI for services rendered prior to their bankruptcy filing date, settles billing disputes between us, and establishes a right to set-off certain of our pre-petition accounts payable to MCI. Under the terms of the settlement, we reduced the pre-petition amounts receivable from MCI by $1.8 million and off-set our pre-petition accounts payable by $1.0 million. The majority of the difference reduced the MCI reserve with the remainder recorded as bad debt expense.

The remaining pre-petition accounts receivable balance owed by MCI to us after this settlement was $11.1 million ("MCI credit") which we have and will use as a credit against amounts payable for future services purchased from MCI. At settlement, all of the remaining pre-petition amounts receivable due from MCI, which was fully reserved, was removed from accounts receivable in our Consolidated Balance Sheet.

After settlement, we began reducing the MCI credit as we utilize it for services otherwise payable to MCI during the same period. The use of the credit was and is expected to be recorded as a reduction of bad debt expense. During the three months ended September 30, 2003 we utilized approximately $1.0 million of the MCI credit against amounts payable for services received from MCI during the same period. The settlement discussed above and use of the MCI credit resulted in net recovery of bad debt expense of approximately $647,000 during the three months ended September 30, 2003.

The remaining unused MCI credit totaled $10.0 million at September 30, 2003. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing utilization of the credit as we incur charges for services received from MCI.

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

On October 31, 2003, MCI's reorganization plan was approved by the U.S. Bankruptcy Court. MCI has indicated that the company may emerge from bankruptcy protection soon after the start of 2004. We expect to evaluate the likelihood that we will receive full credit offset for our remaining credit balance when MCI exits bankruptcy proceedings and may change our recognition method at that time. We cannot predict what effect the bankruptcy and reorganization process or the economy may have on their traffic levels and ultimately, their requirements for service to and from Alaska.

Recent hearings, media coverage and a U.S. Attorney's office inquiry reflect a political movement that may be attempting to deny MCI from continuing to provide services to government agencies. We estimate that 25% to 27% of our MCI revenues are attributed to their provision of service to government agencies. Our MCI revenues could be significantly reduced if MCI's government contract traffic moves from their network to other carriers' networks for which we do not provide service.

Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to MCI and Sprint by their customers. Pricing pressures, general economic deterioration, new program offerings, business failures, and market and business consolidations continue to evolve in the markets served by MCI and Sprint. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures. We are unable to predict the effect on us of such changes, however given the materiality of other common carrier revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

Due in large part to the favorable synergistic effects of our integrated approach, the long-distance services segment continues to be a significant contributor to our overall performance, although the migration of traffic from voice to data continues.

Cable Services Overview
Third quarter 2003 cable television revenues represented 24.1% of consolidated revenues. Our cable systems serve 33 communities and areas in Alaska, including the state's four largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley and Juneau.

We generate cable services revenues from four primary sources: (1) digital and analog programming services, including monthly basic and premium subscriptions, pay-per-view movies and other one-time events, such as sporting events; (2) equipment rentals and installation; (3) cable modem services (shared with our Internet services segment); and (4) advertising sales. During the third quarter of 2003 programming services generated 75.4% of total cable services revenues, cable services' allocable share of cable modem services accounted for 11.6% of such revenues, equipment rental and installation fees accounted for 8.9% of such revenues, advertising sales accounted for 3.3% of such revenues, and other services accounted for the remaining 0.8% of total cable services revenues.

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

Our cable services segment faces competition from alternative methods of receiving and distributing television signals, including but not limited to direct broadcast satellite ("DBS") and, expected to begin in the fourth quarter of 2003 or in 2004, digital video service over telephone lines, and from other sources of news, information and entertainment. Several ILECs in the 48 contiguous states south of or below Alaska ("Lower 48 States") and the largest ILEC in Alaska have announced marketing arrangements to provide DBS services along with local telephone and other services. Similar arrangements could be extended to other ILECs in the markets we serve in Alaska. DBS service provider Dish Network (EchoStar Communications Corporation) recently announced that local network programming is available in their Anchorage, Alaska market for an additional fee. We believe we will continue to be competitive by providing, at reasonable prices, a greater variety of communication services than are available off-air or through other alternative delivery sources. Additionally, we believe we offer superior technical performance and responsive community-based customer service.

Local Access Services Overview
We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. During the third quarter of 2003 local access services revenues represented 9.7% of consolidated revenues.

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

Operating expenses to prepare our new phone directory are included in the local access services segment. Revenue and costs of sales and service for our new phone directory will be included in the local access services segment upon their recognition.

Internet Services Overview
We generate Internet services revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) Internet services' allocable share of cable modem services (a portion of cable modem revenue is also recognized by our cable services segment). During the third quarter of 2003 Internet services segment revenues represented 5.0% of consolidated revenues.

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

All Other Services Overview
Revenues reported in the All Other category as described in note 6 in the accompanying Notes to Interim Condensed Consolidated Financial Statements include our managed services, product sales, and cellular telephone services.

Revenues included in the All Other category represented 7.1% of total revenues in the third quarter of 2003 and include managed services revenues totaling $5.6 million, cellular telephone services revenues totaling $903,000 and product sales revenues totaling $453,000.

                              RESULTS OF OPERATIONS

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated (unaudited, underlying data rounded to the nearest thousands):

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                            -------------                      -------------
                                                                          Percent-                           Percent-
                                                                            age                                age
                                                                         Change (1)                          Change (1)
                                                                          2003 vs.                            2003 vs.
                                                    2003       2002         2002        2003       2002        2002
                                                    ----       ----         ----        ----       ----        ----
      Statement of Operations Data:
      Revenues
          Long-distance services                    54.1%      56.9%       (1.1%)       53.4%      56.7%       (1.9%)
          Cable services                            24.1%      23.3%        7.4%        24.7%      23.7%        8.7%
          Local access services                      9.7%       8.6%       17.8%         9.5%       8.5%       15.7%
          Internet services                          5.0%       4.1%       25.3%         5.0%       4.2%       25.3%
          All Other services                         7.1%       7.1%        4.2%         7.4%       6.9%       11.8%
                                                 -----------------------------------------------------------------------
             Total revenues                        100.0%     100.0%        4.0%       100.0%     100.0%        4.2%
      Cost of sales and services                    32.4%      32.1%        4.9%        32.1%      33.6%       (0.3%)
      Selling, general and administrative
        expenses                                    35.9%      34.1%        9.5%        35.7%      34.9%        6.7%
      Bad debt expense                               0.5%       1.8%      (68.2%)        0.7%       4.6%      (85.0%)
      Depreciation, amortization and accretion
        expense                                     13.3%      14.7%       (6.2%)       13.7%      15.2%       (5.8%)
                                                 -----------------------------------------------------------------------
             Operating income                       17.9%      17.3%        7.6%        17.8%      11.7%       58.1%
             Net income before income taxes and
               cumulative effect of a change in
               accounting principle                  8.4%       9.2%        4.4%         7.7%       3.9%      103.4%
             Net income before cumulative
             effect of a change in accounting
             principle                               4.6%       5.4%       10.5%         4.3%       2.2%      101.5%
             Net income                              4.6%       5.4%       10.5%         4.1%       2.2%       92.6%

      Other Operating Data:
      Long-distance services operating income (2)   43.3%      43.9%       (2.5%)       43.4%      34.9%       21.9%
      Cable services operating income (3)           25.2%      29.0%       (6.6%)       27.8%      28.3%        6.7%
      Local access services operating income
        (loss) (4)                                   0.2%     (10.2%)     102.1%        (0.4%)     (1.6%)      69.9%
      Internet services operating loss (5)          (0.4%)    (93.7%)      99.5%        (2.7%)    (97.4%)      96.6%

--------------------------
1 Percentage change in underlying data.
2 Computed as a percentage of total external long-distance services revenues. 3 Computed as a percentage of total external cable services revenues.
4 Computed as a percentage of total external local access services revenues. 5 Computed as a percentage of total external Internet services revenues.
--------------------------

Three Months Ended September 30, 2003 ("2003") Compared To Three Months Ended September 30, 2002 ("2002").

Overview of Revenues and Cost of Sales and Services

Total revenues increased 4.0% from $94.6 million in 2002 to $98.3 million in 2003. The cable services, local access services and Internet services segments and All Other Services contributed to the increase in total revenues, partially off-set by a decrease in revenues in the long-distance services segment. See the discussion below for more information by segment.

Total cost of sales and services increased 4.9% to $31.9 million in 2003. As a percentage of total revenues, total cost of sales and services increased from 32.1% in 2002 to 32.4% in 2003. The cable services, local access services and Internet services segments contributed to the increase in total cost of sales and services, partially off-set by decreases in cost of sales and services in the long-distance services segment and All Other Services. See the discussion below for more information by segment.

Long-distance Services Segment Revenues
Total long-distance services segment revenues decreased 1.1% to $53.2 million in 2003.

Message Telephone Service Revenue from Common Carrier Customers
Message telephone service revenues from other common carriers (principally MCI and Sprint) decreased 7.5% to $24.6 million in 2003 resulting from the following:

     o A 9.5% decrease in the average rate per minute on minutes carried for other common carriers primarily due to the decreased average rate per minute as agreed to in the July 24, 2003 extension of our contract to provide interstate and intrastate long-distance services to MCI,
     o A discount given to a certain other common carrier customer starting in 2003, and
     o Revenue earned due to a 2002 increase in the rate per minute of certain other common carrier minutes retroactive to April 2002 which did not recur in 2003.

The decrease in message telephone service revenues from other common carriers in 2003 was off-set by a 8.5% increase in wholesale minutes carried to 243.6 million minutes.

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

Message Telephone Service Revenue from Residential, Commercial and Governmental Customers
Message telephone service revenues from residential, commercial, and governmental customers decreased 11.5% to $10.1 million in 2003 primarily due to the following:

     o A 6.5% decrease in minutes carried for these customers to 70.8 million minutes. The decrease is primarily due to the effect of customers substituting cellular phone, prepaid calling card and email usage for direct dial minutes,
     o A 8.2% decrease in the average rate per minute to $0.112 per minute paid by these customers due to our promotion of and customers' enrollment in calling plans offering a certain number of minutes for a flat monthly fee, and
     o A 2.2% decrease in the number of active residential, commercial, and governmental customers billed to 86,200 at September 30, 2003 as compared to December 31, 2002.

Revenue from Private Line and Private Network Customers
Private line and private network transmission services revenues increased 2.0% to $9.2 million in 2003.

Revenue from Broadband Customers
Revenues from our packaged telecommunications offering to rural hospital and health clinic service and our SchoolAccess(TM) offering to rural school districts increased 46.5% to $6.4 million in 2003. The increase is primarily due to the following:

     o Our new SchoolAccess(TM) offering called Distance Learning Service that started in late 2002. Distance Learning Service is a video-conference based service which enables school districts to provide educational opportunities for students within the district and is used by six school districts in Alaska, and
     o An increased number of circuits sold to rural hospitals and health clinics.

Long-distance Services Segment Cost of Sales and Services
Long-distance services segment cost of sales and services decreased 0.1% to $14.4 million in 2003. Long-distance services segment cost of sales and services as a percentage of long-distance services segment revenues increased from 26.8% in 2002 to 27.0% in 2003 primarily due to the following:

     o In the course of business we estimate unbilled long-distance services cost of sales and services based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. In 2003 and 2002, we had favorable adjustments of $624,000 and $1.5 million, respectively,
     o A discount given to a certain other common carrier customer starting in 2003 without a corresponding decrease in the cost of sales and services,
     o Increased costs associated with additional transponder and network back-up capacity in 2003 as compared to 2002, and
     o The decreased average rate per minute on minutes carried for other common carriers as agreed to in the July 24, 2003 extension of our contract to provide interstate and intrastate long-distance services to MCI.

The increase in long-distance services segment cost of sales and services as a percentage of long-distance services segment revenues is partially off-set by the following:

     o Reductions in access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.011 and $.059 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows, and
     o A $400,000 refund in 2003 from an intrastate access cost pool that previously overcharged us for access services.

Cable Services Segment Revenues and Cost of Sales and Services
Total cable services segment revenues increased 7.4% to $23.7 million and average gross revenue per average basic subscriber per month increased $3.71 or 6.7% in 2003. Programming services revenues increased 5.4% to $17.9 million in 2003 resulting from the following:

     o Basic subscribers served increased approximately 700 to approximately 135,300 at September 30, 2003 as compared to September 30, 2002,

     o Digital subscriber counts increased 22.1% to approximately 34,800 at September 30, 2003 as compared to September 30, 2002, and
     o Effective February 2003, we increased rates charged for certain cable services and premium packages in six communities, including three of the state's four largest population centers Anchorage, Fairbanks and Juneau. Rates increased approximately 4% for those customers who experienced an adjustment.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $630,000 to $2.7 million in 2003 due to an increased number of cable modems deployed. Approximately 99% of our cable homes passed are able to subscribe to our cable modem service. In the second quarter of 2003 we completed our upgrade of the Ketchikan cable system. Customers in this system are now able to subscribe to cable modem service.

We now offer digital programming service in Anchorage, the Matanuska-Susitna Valley, Fairbanks, Juneau, Ketchikan, Kenai, and Soldotna, representing approximately 89% of our total homes passed at September 30, 2003. We launched digital programming service in the Matanuska-Susitna Valley and Ketchikan cable system in 2003.

New facility construction efforts in late 2002 and 2003 resulted in approximately 5,200 additional homes passed, a 2.7% increase at September 30, 2003 as compared to September 30, 2002. New facility construction efforts in 2003 resulted in approximately 3,300 additional homes passed and a review of homes passed in the system acquired from Rogers American Cablesystems, Inc. resulted in approximately 1,900 additional homes passed.

In the second quarter of 2002 we signed new seven-year retransmission agreements with the five local Anchorage broadcasters and began up-linking and distributing the local Anchorage programming to all of our cable systems. This local programming provides additional value to our cable subscribers that not all our DBS competitors can provide.

Cable services cost of sales and services increased 14.7% to $6.6 million in 2003 due to programming cost increases for most of our cable programming services offerings. Cable services cost of sales and services as a percentage of cable services revenues increased from 26.1% in 2002 to 27.9% in 2003 primarily due to increased discounts given as subscribers enroll in certain cable service packages.

The increase in cable services cost of sales and services as a percentage of cable services revenues described above is partially off-set by increasing amounts of cable modem services sold that generally have higher margins than do cable programming services.

Local Access Services Segment Revenues and Cost of Sales and Services
Local access services segment revenues increased 17.8% in 2003 to $9.5 million primarily due to growth in the average number of customers served. At September 30, 2003 an estimated 103,400 lines were in service as compared to approximately 95,000 to 100,000 lines in service at September 30, 2002. We estimate that our 2003 lines in service total represents a statewide market share of approximately 21%. At September 30, 2003 approximately 1,150 additional lines were awaiting connection. The increase in local access services segment revenues is also caused by a change in how we provision local access lines in Fairbanks and Juneau. In 2002 we primarily resold service purchased from ACS. In 2003 we are benefiting from our facilities build-out with an increased number of access lines provisioned on our own facilities, UNE loop and UNE platform which allows us to collect interstate and intrastate access revenues.

Local access services segment cost of sales and services increased 11.3% to $5.9 million in 2003. Local access services segment cost of sales and services as a percentage of local access services segment revenues decreased from 65.9% in 2002 to 62.2% in 2003, primarily due to reductions in access costs attributed to changes in how we provision local access lines. The decrease previously described is partially off-set by decreased network access services revenues from other carriers as the number of customers purchasing both long-distance and local access services from us increases.

Our access line mix at September 30, 2003 follows:

     o   Residential lines represent approximately 58% of our lines,
     o   Business customers represent approximately 35% of our lines, and
     o   Internet access customers represent approximately 7% of our lines.

Approximately 87% of our lines are provided on our own facilities and leased local loops. Approximately 5% of our lines are provided using UNE platform.

The local access services segment operating results are negatively affected by the allocation of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long distance services segment, the local access services segment operating results would have improved by approximately $1.6 million and the long distance services segment operating results would have been reduced by an equal amount in the third quarter of 2003. Avoided access charges totaled approximately $1.3 million in the same period of 2002. The local access services segment operating results are affected by our continued evaluation and testing of digital local phone service and Internet protocol-based technology to deliver phone service through our cable facilities.

Internet Services Segment Revenues and Cost of Sales and Services
Total Internet services segment revenues increased 25.3% to $4.9 million in 2003 primarily due to a 34.2% increase in its allocable share of cable modem revenues to $2.3 million in 2003 as compared to 2002. The increase in cable modem revenues is primarily due to growth in the number of cable modems deployed. Cable modem subscribers increased from approximately 33,000 at September 30, 2002 to approximately 42,800 at September 30, 2003.

At September 30, 2003 we had 93,900 total Internet subscribers, which includes 51,100 dial-up subscribers and 42,800 cable modem subscribers. Our total dial-up subscribers decreased 1,700 to 51,100 subscribers at September 30, 2003 as compared to September 30, 2002 as more customers continue to migrate to cable modems.

We reported a total of 71,400 dial-up Internet subscribers at September 30, 2002. This subscriber count was based upon the total number of active dial-up subscribers at September 30, 2002. Not all cable modem subscribers paying for a dial-up plan have activated their dial-up service. When we first started selling cable modem service it was packaged in a way that almost all cable modem subscribers were also dial up subscribers. As we introduced new packages and plans and started promoting our new cable modem LiteSpeed service the number of cable modem subscribers without a dial up plan increased substantially. An internal review during the second quarter of 2003 revealed that these subscriber counts had risen substantially enough that they are now being reported separately.

The Internet services segment does not share in plan fee revenues associated with our bundled Internet and long-distance service package. Estimated plan fees related to this service offering are approximately $1.0 million per quarter and those revenues are included in the long-distance services segment.

Internet services cost of sales and services increased 23.2% to $1.5 million in 2003, and as a percentage of Internet services revenues, totaled 30.7% and 31.3% in 2003 and 2002, respectively. The 2003 decrease as a percentage of Internet services revenues is primarily due to a $582,000 increase in Internet's portion of cable modem revenue to $2.3 million that generally has higher margins than do other Internet services products. As Internet services revenues increase, economies of scale and more efficient network utilization continue to result in reduced Internet cost of sales and services as a percentage of revenues.

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

All Other Revenues and Costs of Sales and Services
All Other revenues increased 4.2% to $7.0 million in 2003 primarily due to increased monthly revenue earned from a managed services contract with a certain customer and $400,000 in special project revenue with a certain customer in 2003. The increase in All Other revenues is partially off-set by a decrease in special project revenue with a certain customer in 2003 as compared to 2002.

Revenues from our GCI Fiber system that runs along the oil pipeline corridor are continuing to increase and we expect the annual recurring revenue run rate to increase by an additional two to three million dollars per year by the end of 2003. Additionally, we expect to recognize approximately $6.5 million dollars in special project revenue in the fourth quarter of 2003.

All Other costs of sales and services decreased 6.1% to $3.4 million in 2003, and as a percentage of All Other revenues, totaled 49.3% and 54.8% in 2003 and 2002, respectively. The decrease in All Other costs of sales and services as a percentage of All Other revenues is primarily due to the following:

     o Increased monthly revenue earned from managed services in 2003 which exceeds the corresponding increase in costs of sales or services, and
     o The recognition of $400,000 in special project revenue in 2003 which exceeds the corresponding increase in costs of sales or services.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 9.5% to $35.3 million in 2003 and, as a percentage of total revenues, increased to 35.9% in 2003 from 34.1% in 2002. The 2003 increase in selling, general and administrative expenses is primarily due to an increased accrual for company-wide success sharing bonus costs, increased labor costs, costs associated with Alaska regulatory affairs and the purchase of Alaska Airline miles due to the implementation of our Alaska Airlines miles program in 2003.

Marketing and advertising expenses as a percentage of total revenues decreased from 3.2% in 2002 to 2.6% in 2003.

Bad Debt Expense
Bad debt expense decreased 68.2% to $533,000 in 2003 and, as a percentage of total revenues, decreased to 0.5% in 2003 from 1.8% in 2002. The 2003 decrease is primarily due to the following:

     o Recognition of approximately $647,000 of the MCI credit as a reduction to bad debt expense in 2003, as further discussed in the Long Distance Service Overview included in Part I, Item 2 of this report, and

     o Provision in 2002 of an additional $1.2 million bad debt reserve for uncollected amounts due from MCI resulting from substantially all of its active U.S. subsidiaries filing voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York on July 21, 2002.

The decrease in bad debt expense described above is partially off-set by the recognition of a $550,000 bad debt reserve for uncollected amounts due from a certain customer in 2003.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense decreased 6.2% to $13.1 million in 2003. The decrease is primarily attributed to a reduction in the depreciable value of Property and Equipment due to an adjustment of $18.5 million which was recorded in 2002 associated with the Kanas Telecom, Inc. acquisition.

The decrease in depreciation, amortization and accretion expense described above was partially off-set by an increase in depreciation expense due to our $59.2 million investment in equipment and facilities placed into service during 2002 for which a full year of depreciation will be recorded in 2003, and the $28.4 million investment in equipment and facilities placed into service during 2003 for which a partial year of depreciation will be recorded in 2003.

Other Expense, Net
Other expense, net of other income, increased 21.1% to $9.3 million in 2003. The increase is primarily due to the following:

     o Increased interest expense due to the increased interest rate paid on our April 22, 2003 amended Senior Facility,
     o Increased deferred loan fee amortization expense due to increased deferred loan fees associated with the amended Senior Facility, and
     o A $269,000 interest benefit earned in 2002 from an interest rate swap agreement which was called at no cost by the counterparty and terminated on August 1, 2002.

Partially offsetting these increases were a decrease in the average outstanding indebtedness in 2003 and the capitalization of $128,000 of interest costs due to the construction of a fiber optic cable system connecting Seward, Alaska and Warrenton, Oregon.

Income Tax Expense
Income tax expense was $3.8 million in 2003 and $3.6 million in 2002. Our effective income tax rate changed from 41.5% in 2002 to 45.3% in 2003 due to the effect of items that are nondeductible for income tax purposes.

At September 30, 2003, we have (1) tax net operating loss carryforwards of approximately $196.2 million that will begin expiring in 2005 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $1.9 million available to offset regular income taxes payable in future years. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective income tax rate for financial statement purposes will be 43% to 47% in 2003.

Nine Months Ended September 30, 2003 ("2003") Compared To Nine Months Ended September 30, 2002 ("2002").

Overview of Revenues and Cost of Sales and Services

Total revenues increased 4.2% from $275.5 million in 2002 to $287.0 million in 2003. The cable services, local access services and Internet services segments and All Other Services contributed to the increase in total revenues, partially off-set by a decrease in revenues in the long-distance services segment. See the discussion below for more information by segment.

Total cost of sales and services decreased 0.3% to $92.2 million in 2003. As a percentage of total revenues, total cost of sales and services decreased from 33.6% in 2002 to 32.1% in 2003. The long-distance services segment contributed to the decrease in total cost of sales and services, partially off-set by increases in costs of sales and services in the cable services, local access services and Internet services segments and All Other Services. See the discussion below for more information by segment.

Long-distance Services Segment Revenues
Total long-distance services segment revenues decreased 1.9% to $153.2 million in 2003.

Message Telephone Service Revenue from Common Carrier Customers
Message telephone service revenues from other common carriers (principally MCI and Sprint) decreased 8.2% to $68.7 million in 2003 resulting from the following:

     o A 9.5% decrease in the average rate per minute on minutes carried for other common carriers primarily due to the decreased average rate per minute as agreed to in the July 24, 2003 extension of our contract to provide interstate and intrastate long-distance services to MCI,
     o A discount given to a certain other common carrier customer starting in the third quarter of 2003, and
     o Revenue earned due to a 2002 increase in the rate per minute of certain other common carrier minutes retroactive to April 2002 which did not recur in 2003.

The decrease in message telephone service revenues from other common carriers in 2003 was partially off-set by a 1.5% increase in wholesale minutes carried to
639.4 million minutes.

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

Message Telephone Service Revenue from Residential, Commercial and Governmental Customers
Message telephone service revenues from residential, commercial, and governmental customers decreased 13.9% to $30.5 million in 2003 primarily due to the following:

     o A 8.5% decrease in minutes carried for these customers to 215.3 million minutes. The decrease is primarily due to the loss of approximately 4.0 million to 4.5 million minutes earned from a certain retail customer in 2002 but not earned in 2003 and the effect of customers substituting cellular phone, prepaid calling card and email usage for direct dial minutes,
     o A 11.8% decrease in the average rate per minute to $0.112 per minute paid by these customers due to our promotion of and customers' enrollment in calling plans offering a certain number of minutes for a flat monthly fee, and

     o A 2.2% decrease in the number of active residential, commercial, and governmental customers billed to 86,200 at September 30, 2003 as compared to December 31, 2002.

Revenue from Private Line and Private Network Customers
Private line and private network transmission services revenues increased 1.5% to $27.4 million in 2003.

Revenue from Broadband Customers
Revenues from our packaged telecommunications offering to rural hospital and health clinic service and our SchoolAccess(TM) offering to rural school districts increased 37.8% to $18.4 million in 2003. The increase is primarily due to the following:

     o Our new SchoolAccess(TM) offering called Distance Learning Service that started in late 2002. Distance Learning Service is a video-conference based service which enables school districts to provide educational opportunities for students within the district and is used by six school districts in Alaska,
     o An increased number of circuits sold to rural hospitals and health clinics, and
     o   Equipment sales to one customer.

Long-distance Services Segment Cost of Sales and Services
Long-distance services segment cost of sales and services decreased 13.6% to $39.5 million in 2003. Long-distance services segment cost of sales and services as a percentage of long-distance services segment revenues decreased from 29.3% in 2002 to 25.8% in 2003 primarily due to the following:

     o Reductions in access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.011 and $.059 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows,
     o The FCC MAG reform order reducing the interstate access rates paid by interexchange carriers to LECs beginning July 2002,
     o A $2.3 million refund ($1.9 million after deducting certain direct costs) in 2003 from a local exchange carrier in respect of its earnings that exceeded regulatory requirements, and
     o A $1.3 million refund in 2003 from an intrastate access cost pool that previously overcharged us for access services.

The decrease in the long-distance services segment cost of sales and services as a percentage of long-distance services segment revenues is partially off-set by the following:

     o Increased costs associated with additional transponder and network back-up capacity in 2003 as compared to 2002,
     o A discount given to a certain other common carrier customer starting in the third quarter of 2003 without a corresponding decrease in the cost of sales and services,
     o The decreased average rate per minute on minutes carried for other common carriers as agreed to in the July 24, 2003 extension of our contract to provide interstate and intrastate long-distance services to MCI, and
     o A decrease in a favorable adjustment from $4.0 million in 2002 to $1.4 million in 2003. In the course of business we estimate unbilled long-distance services cost of sales and services based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

Cable Services Segment Revenues and Cost of Sales and Services
Total cable services segment revenues increased 8.7% to $71.0 million and average gross revenue per average basic subscriber per month increased $4.08 or 7.4% in 2003. Programming services revenues increased 8.2% to $54.6 million in 2003 resulting from the following:

     o Basic subscribers served increased approximately 700 to approximately 135,300 at September 30, 2003 as compared to September 30, 2002,
     o Digital subscriber counts increased 22.1% to approximately 34,800 at September 30, 2003 as compared to September 30, 2002, and
     o Effective February 2003, we increased rates charged for certain cable services and premium packages in six communities, including three of the state's four largest population centers Anchorage, Fairbanks and Juneau. Rates increased approximately 4% for those customers who experienced an adjustment.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased 38.8% to $8.0 million in 2003 due to an increased number of cable modems deployed. Approximately 99% of our cable homes passed are able to subscribe to our cable modem service. In the second quarter of 2003 we completed our upgrade of the Ketchikan cable system. Customers in this system are now able to subscribe to cable modem service.

We now offer digital programming service in Anchorage, the Matanuska-Susitna Valley, Fairbanks, Juneau, Ketchikan, Kenai, and Soldotna, representing approximately 89% of our total homes passed at September 30, 2003. We launched digital programming service in the Matanuska-Susitna Valley and Ketchikan cable system in 2003.

New facility construction efforts in late 2002 and 2003 resulted in approximately 5,200 additional homes passed, a 2.7% increase at September 30, 2003 as compared to September 30, 2002. New facility construction efforts in 2003 resulted in approximately 3,300 additional homes passed and a review of homes passed in the system acquired from Rogers American Cablesystems, Inc. resulted in approximately 1,900 additional homes passed.

In the second quarter of 2002 we signed new seven-year retransmission agreements with the five local Anchorage broadcasters and began up-linking and distributing the local Anchorage programming to all of our cable systems. This local programming provides additional value to our cable subscribers that not all our DBS competitors can provide.

Cable services cost of sales and services increased 9.6% to $19.4 million in 2003 due to programming cost increases for most of our cable programming services offerings. Cable services cost of sales and services as a percentage of cable services revenues increased from 27.2% in 2002 to 27.4% in 2003 primarily due to rate increases by programming vendors exceeding our rate adjustments. The increase described above is partially off-set by a $182,000 favorable adjustment to cable services cost of sales and services in 2003 after completion of audits by certain cable programming service vendors and increasing amounts of cable modem services sold that generally have higher margins than do cable programming services.

In October 2002 we, along with the other largest publicly traded multiple system operators ("MSOs") signed a pledge to support and adhere to new voluntary reporting guidelines on common operating statistics to provide investors and others with a better understanding of our operations. Our operating statistics include capital expenditures and customer information from our cable services segment and the components of our local access services and Internet services segments which offer services utilizing our cable services' facilities.

Our capital expenditures by standard reporting category for the nine months ending September 30, 2003 and 2002 follows (amounts in thousands):
                                                        2003         2002
                                                     ---------    ---------
    Customer premise equipment ("CPE")              $  6,880        5,763
    Commercial                                           395          443
    Scalable infrastructure                            1,000        2,757
    Line extensions                                      645          620
    Upgrade/rebuild                                    1,816        3,846
    Support capital                                      313        5,398
                                                     ---------    ---------
      Sub-total                                       11,049       18,827

    Remaining reportable segments and All Other
      capital expenditures                            23,344       33,162
                                                     ---------    ---------
                                                    $ 34,393       51,989
                                                     =========    =========

During the nine months ending September 30, 2003 we decreased our capital expenditures for all of our reportable segments as compared to the same period in 2002. The decrease was due, in part, to capital expenditure limitations required by our Senior Facility, which we closed on November 1, 2002. On April 22, 2003 we amended our Senior Facility agreement and on October 30, 2003 we closed a new Senior Facility. The April 22, 2003 amendment and the new Senior Facility among other items, increase the amount we may incur for capital expenditures. For a discussion of the Senior Facility amendment, see Liquidity and Capital Resources included in Part I, Item 2 of this report.

The standardized definition of a customer relationship is the number of customers that receive at least one level of service, encompassing voice, video, and data services, without regard to which services customers purchase. At September 30, 2003 and 2002 we had 122,379 and 120,133 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At September 30, 2003 and 2002 we had 178,168 and 167,606 revenue generating units, respectively.

Local Access Services Segment Revenues and Cost of Sales and Services
Local access services segment revenues increased 15.7% in 2003 to $27.2 million primarily due to growth in the average number of customers served. At September 30, 2003, 103,400 lines were in service as compared to approximately 95,000 to 100,000 lines in service at September 30, 2002. We estimate that our 2003 lines in service total represents a statewide market share of approximately 21%. At September 30, 2003 approximately 1,150 additional lines were awaiting connection. The increase in local access services segment revenues is also caused by a change in how we provision local access lines in Fairbanks and Juneau. In 2002 we primarily resold service purchased from ACS. In 2003 we are benefiting from our facilities build-out with an increased number of access lines provisioned on our own facilities, UNE loop and UNE platform which allows us to collect interstate and intrastate access revenues.

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

Local access services segment cost of sales and services increased 16.6% to $17.4 million in 2003. Local access services segment cost of sales and services as a percentage of local access services segment revenues increased from 63.7% in 2002 to 64.1% in 2003, primarily due to the following:

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

Our access line mix at September 30, 2003 follows:

     o   Residential lines represent approximately 58% of our lines,
     o   Business customers represent approximately 35% of our lines, and
     o   Internet access customers represent approximately 7% of our lines.

Approximately 87% of our lines are provided on our own facilities and leased local loops. Approximately 5% of our lines are provided using UNE platform.

The local access services segment operating results are negatively affected by the allocation of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long distance services segment, the local access services segment operating results would have improved by approximately $5.1 million and the long distance services segment operating results would have been reduced by an equal amount in 2003. Avoided access charges totaled approximately $5.5 million in 2002. The decrease in the avoided access charge in 2003 is due to the FCC MAG reform order reducing the interstate access rates paid by interexchange carriers to LECs beginning July 2002 and a reduction in July 2002 in interstate access rates charged by us to interexchange carriers in response to an FCC order forcing a competitor to reduce their interstate access rates. The local access services segment operating results are affected by our continued evaluation and testing of digital local phone service and Internet protocol-based technology to deliver phone service through our cable facilities.

Internet Services Segment Revenues and Cost of Sales and Services
Total Internet services segment revenues increased 25.3% to $14.3 million in 2003 primarily due to the $1.8 million increase in its allocable share of cable modem revenues to $6.5 million in 2003 as compared to 2002. The increase in cable modem revenues is primarily due to growth in the number of cable modems deployed. Cable modem subscribers increased from approximately 33,000 at September 30, 2002 to approximately 42,800 at September 30, 2003.

At September 30, 2003 we had 93,900 total Internet subscribers, which includes 51,100 dial-up subscribers and 42,800 cable modem subscribers. Our total dial-up subscribers decreased 1,700 to 51,100 subscribers at September 30, 2003 as compared to September 30, 2002 as more customers continue to migrate to cable modems.

We reported a total of 71,400 dial-up Internet subscribers at September 30, 2002. This subscriber count was based upon the total number of active dial-up subscribers at September 30, 2002. Not all cable modem subscribers paying for a dial-up plan have activated their dial-up service. When we first started selling cable modem service it was packaged in a way that almost all cable modem subscribers were also dial up subscribers. As we introduced new packages and plans and started promoting our new cable modem

LiteSpeed service the number of cable modem subscribers without a dial up plan increased substantially. An internal review during the second quarter of 2003 revealed that these subscriber counts had risen substantially enough that they are now being reported separately.

The Internet services segment does not share in plan fee revenues associated with our bundled Internet and long-distance service package. Estimated plan fees related to this service offering are approximately $1.0 million per quarter and those revenues are included in the long-distance services segment.

Internet services cost of sales and services increased 21.4% to $4.3 million in 2003, and as a percentage of Internet services revenues, totaled 30.3% and 31.3% in 2003 and 2002, respectively. The 2003 decrease as a percentage of Internet services revenues is primarily due to a $1.8 million increase in Internet's portion of cable modem revenue that generally has higher margins than do other Internet services products. As Internet services revenues increase, economies of scale and more efficient network utilization continue to result in reduced Internet cost of sales and services as a percentage of revenues.

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

All Other Revenues and Costs of Sales and Services
All Other revenues increased 11.8% to $21.3 million in 2003. The increase in revenues is primarily due to the following:

     o A $1.4 million increase in product sales to $2.3 million due to sales of product to two customers in 2003,
     o A payment of $327,000 from a customer to acknowledge our ability to maintain certain costs below a stated budget,
     o Increased monthly revenue earned from a managed services contract with a certain customer, and
     o   $400,000 in special project revenue in 2003.

The increase in All Other revenues is partially off-set by a $1.1 million decrease in special project revenue from a certain customer in 2003 as compared to 2002.

Revenues from our GCI Fiber system that runs along the oil pipeline corridor are continuing to increase and we expect the annual recurring revenue run rate to increase by an additional two to three million dollars per year by the end of 2003. Additionally, we expect to recognize approximately $6.5 million dollars in special project revenue in the fourth quarter of 2003.

All Other costs of sales and services increased 9.6% to $11.5 million in 2003, and as a percentage of All Other revenues, totaled 54.0% and 55.1% in 2003 and 2002, respectively. The decrease in All Other costs of sales and services as a percentage of All Other revenues is primarily due to the following:

     o Increased monthly revenue earned from managed services in 2003 which exceeds the corresponding increase in costs of sales or services,
     o The recognition of $400,000 in special project revenue in 2003 which exceeds the corresponding increase in costs of sales or services,
     o A payment of $327,000 from a customer in 2003 to acknowledge our ability to maintain certain costs below a stated budget with no corresponding increase in costs of sales or services, and

     o A $140,000 favorable adjustment in 2003 due to a revision of an estimate of a previously unbilled cost of sales and service upon receipt of the invoice.

The decrease in All Other costs of sales and services as a percentage of All Other revenues is partially off-set by the sales of product to two customers in 2003 which have a higher cost of sales as a percentage of revenues than do managed services.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 6.7% to $102.5 million in 2003 and, as a percentage of total revenues, increased to 35.7% in 2003 from 34.9% in 2002. The 2003 increase in selling, general and administrative expenses is primarily due to an increased accrual for company-wide success sharing bonus costs, increased labor and health insurance costs, costs associated with Alaska regulatory affairs, and the purchase of Alaska Airline miles due to the implementation of our Alaska Airlines miles program in 2003. The 2003 increase is off-set by costs incurred in 2002 for our unsuccessful bid to purchase certain assets of WCI Cable, Inc. and its subsidiaries.

Marketing and advertising expenses as a percentage of total revenues decreased from 3.3% in 2002 to 2.6% in 2003.

Bad Debt Expense
Bad debt expense decreased 85.0% to $1.9 million in 2003 and, as a percentage of total revenues, decreased to 0.7% in 2003 from 4.6% in 2002. The 2003 decrease is primarily due to the following:

     o Recognition of approximately $647,000 of the MCI credit as a reduction to bad debt expense in 2003, as further discussed in the Long Distance Service Overview included in Part I, Item 2 of this report, and
     o Provision in 2002 of a $11.0 million bad debt reserve for uncollected amounts due from MCI resulting from substantially all of its active U.S. subsidiaries filing voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York on July 21, 2002.

The decrease in bad debt expense described above is partially off-set by recognition of a $550,000 bad debt reserve for uncollected amounts due from a certain customer in 2003.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense decreased 5.8% to $39.4 million in 2003. The decrease is primarily attributed to a reduction in the depreciable value of Property and Equipment due to an adjustment of $18.5 million which was recorded in 2002 associated with the Kanas Telecom, Inc. acquisition.

The decrease in depreciation, amortization and accretion expense described above was partially off-set by an increase in depreciation expense due to our $59.2 million investment in equipment and facilities placed into service during 2002 for which a full year of depreciation will be recorded in 2003, and the $28.4 million investment in equipment and facilities placed into service during 2003 for which a partial year of depreciation will be recorded in 2003.

Other Expense, Net
Other expense, net of other income, increased 35.3% to $29.0 million in 2003. The increase is primarily due to the following:

     o Increased interest expense due to the increased interest rate paid on our amended Senior Facility,

     o Increased deferred loan fee expense due to the increased deferred loan fees associated with the amended Senior Facility, and
     o A $1.2 million interest benefit earned in 2002 from an interest rate swap agreement which was called at no cost by the counter party and terminated on August 1, 2002.

Partially offsetting these increases was a decrease in the average outstanding indebtedness in 2003 and the capitalization of $128,000 of interest costs due to the commencement of construction of a fiber optic cable system connecting Seward, Alaska and Warrenton, Oregon.

Income Tax Expense
Income tax expense was $9.6 million in 2003 and $4.7 million in 2002. The change was due to increased net income before income taxes and cumulative effect of a change in accounting principle in 2003 as compared to 2002. Our effective income tax rate increased from 43.0% in 2002 to 43.6% in 2003 due to the effect of items that are nondeductible for income tax purposes.

                 FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The following chart provides selected unaudited statement of operations data from our quarterly results of operations during 2003 and 2002:
                                                            (Amounts in thousands, except per share amounts)
                                                      -------------------------------------------------------------
                                                        First      Second       Third      Fourth
                                                       Quarter     Quarter     Quarter     Quarter        Total
                                                      -------------------------------------------------------------
     2003
     ----
     Revenues:
       Long-distance services                        $  48,486      51,570      53,191                   153,247
       Cable services                                $  23,438      23,872      23,699                    71,009
       Local access services                         $   8,426       9,245       9,540                    27,211
       Internet services                             $   4,590       4,790       4,922                    14,302
       All Other services                            $   7,837       6,462       6,975                    21,274
                                                      ------------------------------------            -------------
          Total revenues                             $  92,777      95,939      98,327                   287,043
     Operating income                                $  15,438      17,972      17,595                    51,005
     Net income before income taxes and
       cumulative effect of a change in
       accounting principle                          $   5,377       8,374       8,281                    22,032
     Net income before cumulative effect of a
       change in accounting principle                $   3,095       4,810       4,529                    12,434
     Net income                                      $   2,551       4,810       4,529                    11,890
                                                      ====================================            =============

     Basic net income per common share:
     Net income before cumulative effect of a
       change in accounting principle                $    0.05        0.08        0.07                      0.20
     Cumulative effect of a change in accounting
       principle                                     $   (0.01)        ---         ---                     (0.01)
                                                      ------------------------------------            -------------
     Net income                                      $    0.04        0.08        0.07                      0.19
                                                      ====================================            =============
     Diluted net income per common share:
     Net income before cumulative effect of a
       change in accounting principle (1)            $    0.05        0.08        0.07                      0.19
     Cumulative effect of a change in accounting
       principle                                     $   (0.01)        ---         ---                     (0.01)
                                                      ------------------------------------            -------------
     Net income (1)                                  $    0.04        0.08        0.07                      0.18
                                                      ====================================            =============

                                                            (Amounts in thousands, except per share amounts)
                                                      -------------------------------------------------------------
                                                        First      Second       Third      Fourth
                                                       Quarter     Quarter     Quarter     Quarter        Total
                                                      -------------------------------------------------------------
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
                                                      =============================================================

     ----------------------
     1 Due to rounding, the sum of quarterly net income per common share amounts does not agree to total net income per common share amounts.
     2 The second and third quarters of 2002 include the provision of $9.7 million and $1.2 million, respectively, of bad debt expense for estimated uncollectible accounts due from MCI.
     ----------------------

Overview of Revenues and Cost of Sales and Services
Total revenues for the quarter ended September 30, 2003 ("third quarter") were $98.3 million, representing a 2.5% increase from $95.9 million for the quarter ended June 30, 2003 ("second quarter"). The long-distance services, local services and Internet services segments and All Other Services contributed to the increase in total revenues, partially off-set by a decrease in revenues from the cable services segment.

Cost of sales and services increased from $30.1 million in the second quarter to $31.9 million in the third quarter. As a percentage of revenues, second and third quarter cost of sales and services totaled 31.3% and 32.4%, respectively. All of our reportable segments and All Other Services contributed to the increase in total cost of sales and services.

Long-distance Services Segment Revenues and Cost of Sales and Services
Third quarter long-distance services segment revenues increased 3.1% to $53.2 million as compared to the second quarter. The increase resulted primarily from increased revenues from other common carrier customers and increased broadband revenue, off-set by a decrease in revenues from residential, commercial, and governmental customers and decreased private line revenue.

Revenues from other common carrier customers increased 7.3% to $24.6 million in the third quarter as compared to the second quarter. Minutes carried for other common carriers increased 16.7% to 243.6 million minutes. The increased revenues from other common carrier customers was partially off-set by the following:

     o A 4.1% decrease in the average rate per minute on minutes carried for other common carriers in the third quarter as compared to the second quarter primarily due to the July 24, 2003 extension of our contract to provide interstate and intrastate long-distance services to MCI, and
     o A discount given to a certain other common carrier customer starting in the third quarter.

Revenues from residential, commercial, and governmental customers decreased 0.5% to $10.1 million in the third quarter primarily due to the following:

     o A 2.4% decrease in retail minutes carried for residential, commercial and governmental customers to 70.8 million minutes, and
     o A 2.3% decrease in the number of active residential, commercial, and governmental customers billed to 86,200 at September 30, 2003 as compared to June 30, 2003.

The average rate per minute on minutes carried for residential, commercial and governmental customers remained steady in the second and third quarters at $0.112 per minute.

Private line and private network transmission services revenues decreased $212,000 to $9.2 million in the third quarter as compared to the second quarter primarily due to various individually immaterial credits given to customers.

Long-distance revenues have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities.

Revenues from our packaged telecommunications offering to rural hospital and health clinic service and our SchoolAccess(TM) offering to rural school districts increased $95,000 to $6.4 million in the third quarter.

The increase in revenues from our packaged telecommunications offering to rural hospital and health clinic service and our SchoolAccess(TM) offering to rural school districts described above was partially off-set by an equipment sale to one customer in the second quarter which did not recur in the third quarter.

Long-distance services cost of sales and services increased 10.4% to $14.4 million in the third quarter. Long-distance services cost of sales and services as a percentage of long-distance services revenues increased from 25.3% in the second quarter to 27.0% in the third quarter primarily due to the following:

     o A decrease in a refund from an intrastate access cost pool that previously overcharged us for access services from $861,000 refund in the second quarter to $400,000 in the third quarter,
     o A decrease in a favorable adjustment from $749,000 in the second quarter to $624,000 in the third quarter. In the course of business we estimate unbilled long-distance services cost of sales and services based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved,
     o A discount given to a certain other common carrier customer starting in the third quarter, and
     o The decreased average rate per minute on minutes carried for other common carriers as agreed to in the July 24, 2003 extension of our contract to provide interstate and intrastate long-distance services to MCI.

Cable Services Segment Revenues and Cost of Sales and Services
Cable services segment revenues decreased 0.7% to $23.7 million. The decrease in cable services segment revenues is primarily due to a 3.6% decrease in programming services revenues to $17.9 million in the third quarter resulting from a decrease in basic subscribers served from 137,200 at June 30, 2003 to 135,300 at September 30, 2003 due in part, to seasonality.

The decrease in programming services revenues described above is partially off-set by the following:

     o Digital subscriber counts increased 13.4% to approximately 34,800 at September 30, 2003 as compared to June 30, 2003. Digital subscriber counts have increased without a corresponding increase in programming services revenues due to our promotional offerings in the third quarter of discounted cable service packages to increase customer retention, and
     o Average gross revenue per average basic subscriber per month increased $0.39 or 0.6% in the third quarter as compared to the second quarter.

The decrease in cable services segment revenue is partially off-set by an increase in equipment rental revenues due to the increase in digital subscriber counts discussed above and migration to digital signal delivery.

Homes passed increased approximately 700 to 201,100 at September 30, 2003 as compared to June 30, 2003 primarily due to system buildouts in areas that were not previously served and a continuing review of homes passed in the system acquired from Rogers American Cablesystems, Inc.

Cable programming services revenues have historically been highest in the winter months because consumers spend more time at home and tend to watch more television during these months.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased 1.3% to $2.7 million in third quarter due to an increased number of cable modems deployed. The decreased rate of growth in the cable services segment's share of cable modem revenue in spite of the growth in cable modem subscribers in the third quarter (as discussed in the Internet Services Segment Revenues and Cost of Sales and Services section below) is due to our promotional offer of one to two months of free cable modem service.

Cable services cost of sales and services increased 3.6% to $6.6 million in the third quarter as compared to the second quarter. Cable services cost of sales and services as a percentage of cable services segment revenues increased from 26.7% in the second quarter to 27.9% in the third quarter. The increase is due in part to a $182,000 favorable adjustment to cable services cost of sales and services after completion of audits by certain cable programming service vendors in the second quarter.

Local Access Services Segment Revenues and Cost of Sales and Services
Local access services segment revenues increased 3.2% in the third quarter to $9.5 million primarily due to increased lines in service in the third quarter and a reimbursement from Universal Service Fund ("USF") in the third quarter related to a prior period. At September 30, 2003 an estimated 103,400 lines were in service as compared to approximately 101,900 lines in service at June 30, 2003.

Local access services segment cost of sales and services increased $70,000 to $5.9 million in the third quarter. Local access services segment cost of sales and services as a percentage of local access services segment revenues decreased from 63.4% in the second quarter to 62.2% in the third quarter. The decrease in cost of sales and services as a percentage of local access services segment revenues is primarily due to a reimbursement from USF in the third quarter related to a prior period. The decrease is partially off-set by decreased network access services revenues from other carriers as the number of customers purchasing both long-distance and local access services from us increases.

The local access services segment operating results are negatively effected by the allocation of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long distance services segment, the local access services segment operating results would have improved by approximately $1.6 million and the long distance services segment operating results would have been reduced by an equal amount in the third quarter. Avoided access charges totaled approximately $1.7 million in the second quarter.

Internet Services Segment Revenues and Cost of Sales and Services
Total Internet services segment revenues increased $132,000 to $4.9 million in the third quarter primarily due to the $70,000 increase in Internet services segment's allocable share of cable modem revenues to $2.3 million in the third quarter as compared to the second quarter. The increase in cable modem revenues is primarily due to growth in the number of cable modems deployed. Cable modem subscribers increased from approximately 40,500 at June 30, 2003 to approximately 42,800 at September 30, 2003. The growth in cable modem subscribers in third quarter without proportional growth in cable modem revenue is primarily due to our promotional offer of one to two months of free service.

At September 30, 2003 we had 93,900 total Internet subscribers, which includes 51,100 dial-up subscribers and 42,800 cable modem subscribers. At June 30, 2003 we had 92,200 total Internet subscribers, which included 51,700 dial-up subscribers and 40,500 cable modem subscribers. Our total dial-up subscribers decreased 600 to 51,100 subscribers at September 30, 2003 as compared to June 30, 2003 as more customers continue to migrate to cable modems.

Internet services cost of sales and services increased $89,000 in the third quarter to $1.5 million, and as a percentage of Internet services revenues, totaled 30.7% and 29.7% in the third and second quarters, respectively.

All Other Revenues and Costs of Sales and Services
All Other revenues increased $512,000 to $7.0 million in the third quarter primarily due to the recognition of $400,000 in special project revenue from a certain customer in the third quarter.

All Other costs of sales increased $51,000 to $3.4 million in the third quarter, and as a percentage of All Other revenues, totaled 49.3% and 52.5% in the third and second quarters, respectively. The decrease in All Other costs of sales and services as a percentage of All Other revenues is primarily due to the recognition of $400,000 in special project revenue in the third quarter without a corresponding increase in costs of sales or services. The decrease in All Other costs of sales and services as a percentage of All Other revenues is partially off-set by a $140,000 favorable adjustment in the second quarter due to a revision of an estimate of a previously unbilled cost of sales and service upon receipt of the invoice.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 2.8% to $35.3 million in the third quarter as compared to the second quarter. As a percentage of revenues, selling, general and administrative expenses were 35.9% and 35.8% in the third and second quarters, respectively. The increase in selling, general and administrative expenses is primarily due to costs associated with Alaska regulatory affairs and the purchase of Alaska Airline miles due to the implementation of our Alaska Airlines miles program in 2003. The increase in selling, general and administrative expenses is partially off-set by decreased health insurance costs.

Bad Debt Expense
Bad debt expense decreased $269,000 to $533,000 in the third quarter as compared to the second quarter. As a percentage of total revenues, third and second quarter bad expense was 0.5% and 0.8%, respectively. The decrease in the third quarter is primarily due to the recognition of approximately $647,000 of the MCI credit as a reduction to bad debt expense in third quarter, as further discussed in the Long Distance Service Overview included in Part I, Item 2 of this report.

The decrease in bad debt expense described above is partially off-set by recognition of a $550,000 bad debt reserve for uncollected amounts due from a certain customer in the third quarter.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased 2.1% to $13.1 million in third quarter as compared to second quarter due to several individually insignificant increases in depreciation and amortization expense.

Other Expense, Net
Other expense, net of other income, decreased $284,000 in the third quarter to $9.3 million due primarily to the capitalization of $128,000 in interest cost associated with the commencement of construction of a fiber optic cable system connecting Seward, Alaska and Warrenton, Oregon.

Net Income
We reported net income of $4.5 million for the third quarter as compared to net income of $4.8 million for the second quarter. The decrease is primarily due to increased costs of sales and services due to a decreased refund in the long distance services segment and decreased favorable cost of sales and services adjustments in the long distance and cable services segments and All Other Services in the third quarter, as previously described.

Liquidity and Capital Resources
Cash flows from operating activities totaled $49.4 million in the nine months ended September 30, 2003 ("2003") as compared to $47.6 million in the nine months ended September 30, 2002 ("2002"). The increase in 2003 is primarily due to increased cash flow in 2003 from all of our reportable segments, a $2.3 million refund from a local exchange carrier in respect of its earnings that exceeded regulatory requirements, and a $1.3 million refund from an intrastate access cost pool that previously overcharged us for access services. Uses of cash during 2003 included $34.4 million of expenditures for property and equipment, including construction in progress, principal payments on long-term debt and capital lease obligations of $9.1 million, payment of $3.2 million in deposits, payment of $2.6 million in fees associated with the original and amended Senior Facility, and payment of preferred stock dividends of $1.2 million.

Net receivables increased $8.1 million from December 31, 2002 to September 30, 2003 primarily due to an increase in:

     o Trade receivables for broadband services provided to hospitals and health clinics, and
     o Trade receivables for telecommunication services provided to a certain customer. The accounts receivable for this customer was subsequently paid in October 2003.

Working capital deficit totaled ($4.9) million at September 30, 2003, a $9.1 million decrease as compared to working capital of $4.2 million at December 31, 2002. The decrease is primarily attributed to classification of $20.0 million of our Senior Facility as current maturities of long-term debt as of September 30, 2003, following the April 22, 2003 amendment.

The decrease in working capital was partially off-set by:

     o A $8.1 million increase in net receivables at September 30, 2003 as compared to December 31, 2002 as previously described, and
     o A $5.0 million decrease in accrued interest at September 30, 2003 as compared to December 31, 2002 due to the semi-annual $8.8 million Senior Notes interest payment in August 2003.

On October 30, 2003 we closed a $220.0 million new Senior Facility to replace the April 22, 2003 amended Senior Facility. The new Senior Facility reduces the interest rate from LIBOR plus 6.50% to LIBOR plus

3.25%. The new Senior Facility includes a term loan of $170.0 million and a revolving credit facility of $50.0 million.

The repayment schedule for the term loan portion of the new Senior Facility is unchanged from that in the April 22, 2003 amended Senior Facility, as follows (amounts in thousands):

                             Date                          Amount
           ------------------------------------------    -----------
           Quarterly from December 31, 2003 to
             December 31, 2004                           $   5,000
           Quarterly from March 31, 2005 to December
             31, 2005                                    $   6,000
           Quarterly from March 31, 2006 to December
             31, 2006                                    $   8,000
           Quarterly from March 31, 2007 to September
             30, 2007                                    $  10,000

The remaining balance of the Senior Facility will be payable in full on October 31, 2007.

       We are required to pay a commitment fee on the unused portion of the commitment as follows:
                                      Commitment fee if the outstanding            Commitment fee if the outstanding
                                      revolving credit facility is > 50%             revolving credit facility is
                                       of the average revolving credit              < 50% of the average revolving
             Total Leverage              facility commitments by the              credit facility commitments by the
           Ratio (as defined)       lenders during such during such period           lenders during such period
          ---------------------    ----------------------------------------    ----------------------------------------
          > 3.75                                    1.00%                                      1.25%
          -
          > 3.25 but <3.75                          0.75%                                      1.00%
          -
          > 2.75 but <3.25                          0.50%                                      0.75%
          -
          < 2.75                                    0.50%                                      0.75%

       We may not permit the Total Leverage Ratio (as defined) to exceed:
                                   Period                                Total Leverage Ratio
          --------------------------------------------------------     ------------------------
          October 30, 2003 through December 30, 2003                           4.25:1
          December 31, 2003 through December 30, 2004                          4.00:1
          December 31, 2004 through December 30, 2005                          3.75:1
          December 31, 2005 through June 29, 2006                              3.50:1
          June 30, 2006 through June 29, 2007                                  3.25:1
          June 30, 2007 through September 29, 2007                             3.00:1
          September 30, 2007 through October 31, 2007                          2.75:1

       We may not permit the Senior Secured Leverage Ratio (as defined) to exceed:
                                                                           Senior Secured
                                   Period                                  Leverage Ratio
          --------------------------------------------------------     ------------------------
          October 30, 2003 through December 30, 2004                           2.00:1
          December 31, 2004 through September 29, 2006                         1.75:1
          September 30, 2006 through June 29, 2007                             1.50:1
          June 30, 2007 through September 29, 2007                             1.25:1
          September 30, 2007 through October 31, 2007                          1.00:1

The Interest Coverage Ratio (as defined) may not be less than 2.50:1 at any time.

Capital expenditures, excluding up to $58.0 million incurred to build or acquire additional fiber optic cable system capacity between Alaska and the lower forty-eight states, in any of the years ended December 31, 2003, 2004, 2005 and 2006 may not exceed:

     o   $25.0 million, plus
     o 100% of any Excess Cash Flow (as defined) during the applicable period less certain permitted investments during the applicable period.

If the revolving credit facility exceeds $25.0 million, we may not incur capital expenditures, other than those incurred to build or acquire additional fiber optic cable system capacity, in excess of $25.0 million.

Under the new Senior Facility we must either have repaid in full or successfully refinanced our Senior Notes by February 1, 2007.

$3.5 million of the new Senior Facility has been used to provide a letter of credit to secure payment for our contract for the design, engineering, manufacture and installation of the undersea fiber optic cable system. The letter of credit will be reduced to $1.8 million after a contract payment estimated to be made in March 2004. The letter of credit will be cancelled after the final contract payment date estimated to be in April 2004.

In connection with the April 22, 2003 amended Senior Facility, we paid bank fees and other expenses of approximately $2.6 million during the nine months ended September 30, 2003. Deferred Loan Costs, Net for the Senior Facility which closed on November 1, 2002 and the April 22, 2003 amended Senior Facility totaled $7.2 million at October 30, 2003, the date we closed the new Senior Facility.

Because a portion of the new Senior Facility is a substantial modification of the April 22, 2003 amended Senior Facility we will recognize approximately $5.0 million in Amortization of Loan and Senior Notes Fees during the three months ended December 31, 2003. The remaining $2.2 million in Deferred Loan Costs, Net will continue to be amortized over the life of the new Senior Facility.

In connection with the new Senior Facility, we paid bank fees and other expenses of $850,000 in October 2003 which will be amortized over the life of the new agreement.

The term loan is fully drawn and we have letters of credit totaling $6.5 million, which leaves $43.5 million available at September 30, 2003 to draw under the revolving credit facility if needed. In April 2003, we made a $2.7 million principal payment on the revolving credit facility.

We were in compliance with all loan covenants at September 30, 2003.

Our semi-annual Senior Notes interest payment of $8.8 million was paid in February and again in August 2003 out of existing cash balances. Our next Senior Notes interest payment of $8.8 million is due February 1, 2004.

Our expenditures for property and equipment, including construction in progress, totaled $34.4 million and $52.0 million during the nine months ended September 30, 2003 and 2002, respectively. Our capital expenditures requirements are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2003 expenditures for property and equipment for our core operations, including construction in progress and excluding the new fiber system construction costs described below, to total $40 million to $50 million, depending on available opportunities and the amount of cash flow we generate during 2003.

We have begun work on the construction of a fiber optic cable system connecting Seward, Alaska and Warrenton, Oregon, with leased backhaul facilities to connect it to our switching and distribution centers in Anchorage, Alaska and Seattle, Washington. The 1,544-statute mile cable has a total design capacity of 960 Gigabits per second access speed and is planned to be operational by May 2004. The cable will complement our existing fiber optic cable between Whittier, Alaska and Seattle, Washington. The two cables will provide physically diverse backup to each other in the event of an outage. We expect to fund construction costs that are expected to total $50 million through our operating cash flows and, to the extent necessary, with draws on our new Senior Facility. During the nine month period ended September 30, 2003 our capital expenditures for this project have totaled approximately $4.8 million, all of which has been funded through our operating cash flows.

Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, supplementing our existing network backup facilities, continuing development of our Personal Communication Services, or PCS, network, digital local phone service, and upgrades to our cable television plant.

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

A migration of MCI's traffic off our network without it being replaced by other common carriers that interconnect with our network could have a materially adverse impact on our financial position, results of operations and liquidity.

Dividends accrued on our Series B preferred stock are payable at the semi-annual payment dates of April 30 and October 31 of each year. We paid the $722,000 dividend due on April 30, 2003 in cash. Our next Series B preferred stock dividend is due October 31, 2003 and will be paid in cash as required by the Series B preferred stock agreement.

Dividends accrued on our Series C preferred stock are payable in cash quarterly. Our next Series C preferred stock dividend of approximately $150,000 is due December 31, 2003.

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

Those policies considered to be critical accounting policies for the three and nine months ended September 30, 2003 are described below.

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

     o Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." We have recorded deferred tax assets of approximately $80.7 million associated with income tax net operating losses that were generated from 1990 to 2003, and that expire from 2005 to 2022. Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of approximately $1.9 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. In conjunction with certain 1996 acquisitions, we determined that approximately $20 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses. Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. We have not recorded a valuation allowance on the deferred tax assets as of September 30, 2003 based on management's belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations.

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

Geographic Concentration and the Alaska Economy
We offer voice and data telecommunication and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and of our operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. All of the federal funding is dedicated for specific purposes, leaving oil revenues as the primary source of general operating revenues. In fiscal 2003 the State's actual results indicate that Alaska's general operating revenues and federal funding supplied 37% and 45%, respectively, of the state's total revenues. In fiscal 2004 state economists forecast that Alaska's general operating revenues and federal funding will supply 33% and 45%, respectively, of the state's total projected revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of
0.990 million barrels produced per day in fiscal 2003. The state forecasts a production rate slightly above 1.0 million barrels per day starting in fiscal 2009. The state attributes the production rate increase to future development of recent discoveries in the National Petroleum Reserve Alaska and other new fields.

Market prices for North Slope oil averaged $28.15 in fiscal 2003 and are forecasted to average $25.28 in fiscal 2004. The closing price per barrel was $28.38 on October 21, 2003. To the extent that actual oil prices vary materially from the state's projected prices the state's projected revenues and deficits will change. Every $1 change in the price of oil results in a $50.0 to $60.0 million change in the state's revenue. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

The State of Alaska maintains the Constitutional Budget Reserve Fund that is intended to fund budgetary shortfalls. If the state's current projections are realized, the Constitutional Budget Reserve Fund will be depleted in 2006. The date the Constitutional Budget Reserve Fund is depleted is highly influenced by the price of oil. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance the budget. The governor of the State of Alaska and the Alaska legislature continue to pursue cost cutting and revenue enhancing measures. Through a combination of revenue enhancements and reductions in spending the governor of the State of Alaska and the State legislature approved a fiscal 2004 budget which is projected to spend approximately $479 million of the Constitutional Budget Reserve Fund.

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

Deployment of a natural gas pipeline from the State of Alaska's North Slope to the Lower 48 States has been proposed to supplement natural gas supplies. A competing natural gas pipeline through Canada has also been proposed. The economic viability of a natural gas pipeline depends upon the price of and demand for natural gas. Either project could have a positive impact on the State of Alaska's revenues and the Alaska economy. According to their public comments, neither Exxon Mobil, BP nor Conoco Phillips, Alaska's large natural gas owners, believe either natural gas pipeline makes financial sense based upon their preliminary analysis, though BP and Conoco Phillips have proposed certain federal income tax incentives that would take effect if the price for Alaska natural gas goes below a certain level. The governor of the State of Alaska and certain natural gas transportation companies continue to support a natural gas pipeline from Alaska's North Slope by trying to reduce the project's costs and by advocating for federal tax incentives to further reduce the project's costs. Federal income tax incentives may be included in energy legislation which is being debated by the U.S. House and Senate.

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

Schedule of Certain Known Contractual Obligations
The following table details future projected payments associated with our certain known contractual obligations as of December 31, 2002, the date of our most recent fiscal year-end balance sheet. Our schedule of certain known contractual obligations has been updated to reflect our new Senior Facility, conversion of shares of Series B preferred stock to shares of GCI Class A common stock in October 2003, and to include certain purchase obligations.

                                                                   Payments Due by Period
                                                         Less than 1   1 to 3     4 to 5    More Than 5
                                                Total        Year       Years      Years       Years
                                            ------------------------------------------------------------
                                                               (Amounts in thousands)
   Long-term debt                          $   357,700      15,000      47,000     295,700        ---
   Interest on long-term debt                   87,750      17,550      35,100      35,100        ---
   Capital lease obligations, including
     interest                                   68,943       5,115      19,845      18,536     25,447
   Operating lease commitments                  67,673      11,780      18,607      12,878     24,408
   Redeemable preferred stocks                  25,657         ---      10,000         ---     15,657
   Purchase obligations                         53,574      22,704      23,170       5,775      1,925
                                            ------------ ----------- ---------- ----------- ------------
     Total contractual obligations         $   661,297      72,149     153,722     367,989     67,437
                                            ============ =========== ========== =========== ============

Purchase obligations include our fiber optic cable system construction commitment of $35.4 million as further described in note 7 to the Notes to Interim Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. The contract associated with this commitment is non-cancelable.

For long-term debt included in the above table, we have included principal payments on our new Senior Facility and on our Senior Notes. Interest on amounts outstanding under our new Senior Facility is based on variable rates and therefore the amount is not determinable. Our Senior Notes require semi-annual interest payments of approximately $8.78 million through 2007. For a discussion of our long-term debt, see notes 5 and 8 to the Notes to Consolidated Financial Statements included in Part II of our December 31, 2002 Form 10-K.

For a discussion of our capital and operating leases, see note 12 to the Notes to Consolidated Financial Statements included in Part II of our December 31, 2002 Form 10-K.

We have included only the maturity redemption amount on our Series B and C preferred stock (cash dividends are excluded). Our Series B preferred stock is convertible at $5.55 per share into GCI Class A common stock. Through April 30, 2003, dividends are payable semi-annually at the rate of 8.5%, plus accrued but unpaid dividends, at our option, in cash or in additional fully-paid shares of Series B preferred stock. The dividend due on April 30, 2003 was paid in cash. Dividends earned after April 30, 2003, are payable semi-annually in cash only. Mandatory redemption is required 12 years from the date of closing. Our Series C preferred stock is convertible at $12 per share into GCI Class A common stock, is non-voting, and pays a 6% per annum quarterly cash dividend. We may redeem the Series C preferred stock at any time in whole but not in part. Mandatory redemption is required at any time after the fourth anniversary date at the option of holders of 80% of the outstanding shares of the Series C preferred stock. For more information about our redeemable preferred stock, see notes 1(e) and 1(f) to the Notes to Consolidated Financial Statements included in Part II of our December 31, 2002 Form 10-K.

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

Our new Senior Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. On September 21, 2001, we entered into an interest rate swap agreement to convert $25.0 million of variable interest rate debt to 3.98% fixed rate debt plus applicable margin. As of September 30, 2003, we have borrowed $170.0 million of which $145.0 million is subject to interest rate risk. On this amount, a 1% increase in the interest rate would result in $1,450,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of September 30, 2003, we have borrowed $43.8 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would result in $438,000 in additional gross interest cost on an annualized basis.

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

PART II.
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits -

                       Exhibit No.                                        Description
                    --------------------------------------------------------------------------------------------------------
                        10.111        Credit, Guaranty, Security and Pledge Agreement between GCI Holdings, Inc. and
                                        Credit Lyonnais New York Branch as Administrative Agent, Issuing Bank,
                                        Co-Bookrunner and Co-Arranger, General Electric Capital Corporation as
                                        Documentation Agent, Co-Arranger and Co-Bookrunner and CIT Lending Services
                                        Corporation as Syndication Agent, dated as of October 30, 2003
                        31            Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                                        302 of the Sarbanes-Oxley Act of 2002
                        32            Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                                        906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K filed during the quarter ended
                    September 30, 2003:

                    o On July 23, 2003, we filed a report on Form 8-K dated July 22, 2003 under Item 7 and 9 which included a copy of our press release dated that same day reporting a summary description of our results of operations for the three and six month periods ended June 30, 2003.

                    o On July 25, 2003, we filed a report on Form 8-K dated July 24, 2003 under Item 5 and 7 furnished pursuant to
                        Item 12 which included a copy of our press release dated that same day reporting the extension of our Alaska supply contract with MCI.

                    o On July 31, 2003, we filed a report on Form 8-K dated July 30, 2003 under Item 7 and 12 which included a copy of our press release dated that same day reporting a detailed description of our results of operations for the three and six month periods ended June 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           GENERAL COMMUNICATION, INC.

             Signature                                     Title                                      Date
--------------------------------------      --------------------------------------------      -----------------------

/s/ Ronald A. Duncan                        President and Director                                November 7, 2003
--------------------------------------      (Principal Executive Officer)                     -----------------------
Ronald A. Duncan

/s/ John M. Lowber                          Senior Vice President, Chief Financial                November 7, 2003
--------------------------------------      Officer, Secretary and Treasurer                  -----------------------
John M. Lowber                              (Principal Financial Officer)


/s/ Alfred J. Walker                        Vice President, Chief Accounting                      November 7, 2003
--------------------------------------      Officer                                           -----------------------
Alfred J. Walker                            (Principal Accounting Officer)