Form 10-K
period 2003-12-31
GENERAL COMMUNICATION INC
filed 2004-03-12
CIK 808461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer. Yes X  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading on as of the last business day of the registrant's most recently completed second fiscal quarter of June 30, 2003 was approximately $335,357,000.

           The number of shares outstanding of the registrant's common stock as of February 24, 2004, was:

                 Class A common stock - 53,271,720 shares; and,
                    Class B common stock - 3,865,580 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on June 10, 2004 are incorporated by reference into Part III of this report.

                                               GENERAL COMMUNICATION, INC.
                                             2003 ANNUAL REPORT ON FORM 10-K
                                                    TABLE OF CONTENTS

Glossary....................................................................................................................3


Cautionary Statement Regarding Forward-Looking Statements..................................................................11


Part I.....................................................................................................................13


   Item 1.  Business.......................................................................................................13

   Item 2.  Properties.....................................................................................................56

   Item 3.  Legal Proceedings..............................................................................................59

   Item 4.  Submissions of Matters to a Vote of Security Holders...........................................................59

Part II....................................................................................................................59


   Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters......................................59

   Item 6.  Selected Financial Data........................................................................................61

   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........................62

   Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....................................................91

   Item 8.  Consolidated Financial Statements and Supplementary Data.......................................................91

   Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...........................91

   Item 9A. Controls and Procedures........................................................................................91

Part III...................................................................................................................92


   Items 10, 11, 12, 13 and 14 are incorporated herein by reference from our

      Proxy Statement for our 2004 Annual Shareholders' meeting............................................................92

Part IV....................................................................................................................93


   Item 15. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K..................................93

   Item 15(b).  Reports on Form 8-K.......................................................................................141

   Item 15(c).  Exhibits..................................................................................................141

SIGNATURES................................................................................................................147

This Annual Report on Form 10-K is for the year ending December 31, 2003. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

                                    Glossary

Access Charges -- Expenses incurred by an IXC and paid to LECs for accessing the local networks of the LECs in order to originate and terminate long-distance calls and provide the customer connection for Private Line services.

ACS -- Alaska Communications Systems Group, Inc., previously ALEC Holdings, Inc. -- ACS, one of our competitors, includes acquired properties from Century Telephone Enterprises, Inc. and the Anchorage Telephone Utility ("ATU"). ATU provided local telephone and long distance services primarily in Anchorage and cellular telephone services in Anchorage and other Alaska markets.

Alaska United or AULP -- Alaska United Fiber System Partnership -- an Alaska partnership, indirectly wholly owned by the Company. Alaska United was organized to construct and operate fiber optic cable systems connecting various locations in Alaska and the Lower 49 States and foreign countries through Seattle, Washington.

AT&T -- AT&T Corp. -- A long distance carrier, parent company to AT&T Alascom.

AT&T Alascom -- Alascom, Inc. -- A wholly owned subsidiary of AT&T and one of our competitors.

AULP East -- An undersea fiber optic cable system connecting Whittier, Valdez and Juneau, Alaska and Seattle, Washington, which was placed into service in February 1999.

AULP West -- A new undersea fiber optic cable system under construction connecting Seward, Alaska to Warrenton, Oregon with a scheduled ready for service date of April 30, 2004.

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

Bandwidth -- A range or band of the frequency spectrum, measured in Hertz (Hz). It has become vogue, though strictly a misuse of the term, to say bandwidth is the number of bits of data per second that can move through a communications medium.

Broadband -- A high-capacity communications circuit/path, usually implying speeds of 256 kilobits per second ("kbps") or better.

CAP -- Competitive Access Provider -- A company that provides its customers with an alternative to the LEC for local transport of Private Line and special access communications services.

Central Offices -- The switching centers or central switching facilities of the LECs.

CLEC -- Competitive Local Exchange Carrier -- A company that provides its customers with an alternative to the ILEC for local transport of communications services, as allowed under the 1996 Telecom Act.

Co-Carrier Status -- A regulatory scheme under which the ILEC is required to integrate new, competing providers of local exchange service, into the systems of traffic exchange, inter-carrier compensation, and other inter-carrier relationships that already exist among LECs in most jurisdictions.

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

Compression or Decompression -- A method of encoding, decoding and processing signals that allows transmission (or storage) of more information than the medium would otherwise be able to support. Both compression and decompression require processing capacity, but with many products, the signal delay time due to processing is not noticeable.

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

DBS -- Direct Broadcast Satellite -- Subscription television service obtained from satellite transmissions using frequency bands that are internationally allocated to the broadcast satellite services. Direct-to-home service such as DBS has its origins in the large direct-to-home satellite antennas that were first introduced in the 1970's for the reception of video programming transmitted via satellite. Because these first-generation direct-to-home satellites operated in the C-band frequencies at low power, direct-to-home satellite antennas, or dishes, as they are also known, generally needed to be seven to ten feet in diameter in order to receive the signals being transmitted. More recently, licensees have been using the Ku and extended Ku-bands to provide direct-to-home services enabling subscribers to use a receiving home satellite parabolic dish typically less than one meter in diameter. The major providers of DBS are currently DirecTV and EchoStar (marketed as the DISH Network).

DS-0 -- A data communications circuit that carries data at the rate of 64 kbps.

DS-1 -- A data communications circuit that carries data at the rate of 1.544 Megabits per second (Mb/s), often interchangeably referred to as a T-1.

DS-3 -- A data communications circuit that is equivalent to 28 multiplexed T-1 channels capable of transmitting data at 44.736 Mbps (sometimes called a T-3).

Dedicated -- Communications lines dedicated or reserved for use by particular customers.

Digital -- A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission and switching technologies employ a sequence of these pulses to represent information as opposed to the continuously variable analog signal. Digital transmission is advantageous in that it is more resistant to the signal degrading effects of noise (such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission).

DLC -- Digital Loop Carrier -- A digital transmission system designed for subscriber loop plant. Multiplexes a plurality of circuits onto very few wires or onto a single fiber pair.

DLPS -- Digital Local Phone Service -- A term we use referring to our deployment of voice telephone service utilizing our hybrid-fiber coax cable facilities.

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

DSL -- Digital Subscriber Line -- Technology that allows Internet access and other high-speed data services at data transmission speeds greater than those of modems over conventional telephone lines.

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

GCC -- GCI Communication Corp. -- An Alaska corporation and a wholly owned subsidiary of Holdings.

GCI -- General Communication, Inc. -- An Alaska corporation and the Registrant.

GCI, Inc. -- A wholly owned subsidiary of GCI, an Alaska corporation and issuer of $180 million of senior notes (increased to $250 million in the first quarter of 2004).

GFCC -- GCI Fiber Communication Co., Inc. -- An Alaska corporation and a wholly owned subsidiary of Holdings. Holdings acquired all minority ownership interests in GFCC in the third and fourth quarters of 2002. GFCC owns and operates a fiber optic cable system constructed along the trans-Alaska oil pipeline corridor extending from Prudhoe Bay to Valdez, Alaska. See Kanas.

Holdings -- GCI Holdings, Inc. -- A wholly owned subsidiary of GCI, Inc., an Alaska corporation and party to the Company's Senior Credit Facility.

HDTV -- High-Definition Television -- A digital television format delivering theater-quality pictures and CD-quality sound. HDTV offers an increase in picture quality by providing up to 1,920 active horizontal pixels by 1,080 active scanning lines, representing an image resolution of more than two million pixels. In addition to providing improved picture quality with more visible detail, HDTV offers a wide screen format and Dolby(R) Digital 5.1 surround sound.

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

IP -- Internet Protocol -- The method or protocol by which data is sent from one computer to another on the Internet. Each computer (known as a host) on the Internet has at least one IP address that uniquely identifies it from all other computers on the Internet.

ISDN -- Integrated Services Digital Network -- A set of standards for transmission of simultaneous voice, data and video information over fewer channels than would otherwise be needed, through the use of out-of-band signaling. The most common ISDN system provides one data and two voice circuits over a traditional copper wire pair, but can represent as many as 30 channels. Broadband ISDN extends the ISDN capabilities to services in the Gigabit per second range.

ISP -- Internet Service Provider -- A company providing retail and/or wholesale Internet services.

Internet -- A global collection of interconnected computer networks which use TCP/IP, a common communications protocol.

IXC -- Interexchange Carrier -- A long-distance carrier providing services between local exchanges.

Kanas -- Kanas Telecom, Inc. -- An Alaska corporation that was renamed GFCC in 2001.

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

LEC -- Local Exchange Carrier -- A company providing local telephone services. Each BOC is a LEC.

LMDS -- Local Multipoint Distribution System -- LMDS uses microwave signals (millimeterwave signals) in the 28 GHz spectrum to transmit voice, video, and data signals within small cells 3-10 miles in diameter. LMDS allows license holders to control up to 1.3 GHz of wireless spectrum in the 28 GHz Ka-band. The
1.3 GHz can be used to carry digital data at speeds in excess of one gigabit per second. The extremely high frequency used and the need for point to multipoint transmissions limits the distance that a receiver can be from a transmitter. This means that LMDS will be a "cellular" technology, based on multiple, contiguous, or overlapping cells. LMDS is expected to provide customers with multichannel video programming, telephony, video communications, and two-way data services. ILECs and cable companies may not obtain the in-region 1150 MHz license for three years following the date of the license grant. Within 10 years following the date of the license grant, licensees will be required to provide 'substantial service' in their service regions.

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

Mat-Su Valley -- The Matanuska and Susitna valleys are located in south-central Alaska, to the north of Anchorage, and include the communities of Palmer and Wasilla and the immediately surrounding areas.

MDU -- Multiple Dwelling Unit -- MDUs include multiple-family buildings, such as apartment and condominium complexes.

MMDS -- Multichannel Multipoint Distribution Service -- Also known as wireless cable. The FCC established the Multipoint Distribution Service (MDS) in 1972. Originally, the FCC thought MDS would be used primarily to transmit business data. However, the service became increasingly popular in transmitting entertainment programming. Unlike conventional broadcast stations whose transmissions are received universally, MDS programming is designed to reach only a subscriber based audience. In 1983, the FCC reassigned eight channels from the Instructional Television Fixed Service (ITFS) to MDS. These eight channels make up the MMDS. Frequently, MDS and MMDS channels are used in combination with ITFS channels to provide video entertainment programming to subscribers.

MVPD -- Multi-channel Video Programming Distribution -- The distribution of video programming over multiple platforms, such as cable and satellite.

MWNS -- MCI WorldCom Network Services -- A subsidiary of WorldCom, which had previously entered into service agreements with the Company on behalf of WorldCom.

Notes -- $250 million, 7.25% Senior Notes, due February 15, 2014 -- GCI, Inc. issued $250 million in notes during the first quarter of 2004. The Notes are senior unsecured and unsubordinated obligations and rank equally with all of GCI's existing and future senior unsecured debts. The Notes pay interest on a semi-annual basis.

OCC -- Other Common Carrier -- A long-distance carrier other than the Company.

OC-n -- An optical communications circuit that optically signals at a data rate of n times 51.84 Mbps, where n can be 1, 3, 12, 24, 48, 96, or 192.

Pay-per-view -- Offering television broadcasts to viewers in a manner whereby they pay only for the programs they watch rather than having to subscribe to the whole channel or station on a full-time basis.

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

PRI -- Primary Rate Interface -- An ISDN circuit transmitting at T-1 (DS-1) speed (equivalent to 24 voice-grade channels). One of the channels ("D") is used for signaling, leaving 23 ("B") channels for data and voice communication.

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

Reciprocal Compensation -- The same compensation of a CLEC for termination of a local call by the ILEC on its network, as the new competitor pays the ILEC for termination of local calls on the ILEC network.

Rogers -- Rogers American Cablesystems, Inc -- A cable television service provider in Palmer and Wasilla, Alaska, that we acquired in 2001.

SchoolAccess(TM) -- The Company's Internet and related services offering to schools in Alaska, and some sites in Arizona, Montana and New Mexico. The federal mandate through the 1996 Telecom Act to provide universal service resulted in schools across Alaska qualifying for varying levels of discounts to support the provision of Internet services. The Universal Service Administrative Company through its Schools and Libraries Division administers this federal program.

SDN -- Software Defined Network -- A switched long-distance service for very large users with multiple locations. Instead of putting together their own network, large users can get special usage rates for calls carried on regular switched long-distance lines.

Securities Reform Act -- The Private Securities Litigation Reform Act of 1995.

Senior Credit Facility -- Holding's $220.0 million credit facility. On October 30, 2003 we closed a $220.0 million bank facility to refinance the previously outstanding Holding's credit facility. The new Senior Credit Facility includes a term loan of $170.0 million and a revolving credit facility of $50.0 million. The new Senior Credit Facility matures on October 31, 2007 and bears interest at LIBOR plus 3.25%. You should see note 8 to the accompanying "Notes to Consolidated Financial Statements" included in Part II of this Report for more information.

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

SONET -- Synchronous Optical Network -- A 1984 standard for optical fiber transmission on the public network. 51.84 Mbps to 9.95 Gigabits per second, effective for ISDN services including asynchronous transfer mode.

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

TDM -- Time Division Multiplex -- A means by which multiple signals are combined and carried on one transport medium by sequentially sharing the medium in slices of time (time slots) for each of the various signals.

UNE -- Unbundled Network Element -- A discrete piece part of a telephone network. Unbundled network elements are the basic network functions, i.e., the piece parts needed to provide a full range of communications services. They are physical facilities as well as all the features and capabilities provided by those facilities.

VSAT -- Very Small Aperture Terminal -- A small, sometimes portable satellite terminal that allows connection via a satellite link.

WAN -- Wide Area Network -- A remote computer communications system. WANs allow file sharing among geographically distributed workgroups (typically at higher cost and slower speed than LANs or MANs). WANs typically use common carriers' circuits and networks. WANs may serve as a customized communication backbone that interconnects all of an organization's local networks with communications trunks that are designed to be appropriate for anticipated communication rates and volumes between nodes.

World Wide Web or Web -- A collection of computer systems supporting a communications protocol that permits multi-media presentation of information over the Internet.

WorldCom -- WorldCom, Inc., d/b/a MCI ("MCI") -- Owns approximately 9% of our common stock, presently has one representative on our Board, and is a major customer. Prior to May 1, 2000, the company was named MCI WorldCom, Inc. See also MWNS. On July 21, 2002 WorldCom and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. You should see note 15 to the accompanying "Notes to Consolidated Financial Statements" included in Part II of this Report for more information.

1984 Cable Act -- The Cable Communications Policy Act of 1984.

1992 Cable Act -- The Cable Television Consumer Protection and Competition Act of 1992.

1996 Telecom Act -- The Telecommunications Act of 1996 -- The 1996 Telecom Act was signed into law February 8, 1996. Under its provisions, BOCs were allowed to immediately begin manufacturing, research and development; GTE Corp. could begin providing interexchange services through its telephone companies nationwide; laws in 27 states that foreclosed competition were pre empted; co-carrier status for CLECs was ratified; and the physical collocation of competitors' facilities in LECs central offices was allowed.

The purpose of the 1996 Telecom Act was to move from a regulated monopoly model of telecommunications to a deregulatory competitive markets model. The act breaks down the old barriers that prevented three groups of companies, the LECs, including the BOCs, the long-distance carriers, and the cable TV operators, from competing head-to-head with each other. The act requires LECs to let new competitors into their business. It also requires the LECs to open up their networks to ensure that new market entrants have a fair chance of competing. The bulk of the act is devoted to establishing the terms under which the LECs, and more specifically the BOCs, must open up their networks.

The 1996 Telecom Act substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934 including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). The 1996 Telecom Act eliminated rate regulation of the cable programming service tier in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges, legislative activity, and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of continuing FCC rulemakings under the 1996 Telecom Act.

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

     o Material adverse changes in the economic conditions in the markets we serve and in general economic conditions, including the continuing impact of the current depressed communications industry due to high levels of competition in the long-distance market resulting in pressures to reduce prices, an oversupply of long-haul capacity, excessive debt loads; several high-profile company failures and potentially fraudulent accounting practices by some companies;
     o The efficacy of laws enacted by Congress and the State of Alaska legislature; rules and regulations to be adopted by the Federal Communications Commission ("FCC") and state public regulatory agencies to implement the provisions of the 1996 Telecom Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
     o Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include long-distance, local, cable and Internet services;
     o The extent and pace at which different competitive environments develop for each segment of our business;
     o The extent and duration for which competitors from each segment of the communications industries are able to offer combined or full service packages prior to our being able to do so;
     o The degree to which we experience material competitive impacts to our traditional service offerings prior to achieving adequate local service entry;
     o Competitor responses to our products and services and overall market acceptance of such products and services;
     o The outcome of our negotiations with ILECs and state regulatory arbitrations and approvals with respect to interconnection agreements;
     o Our ability to purchase network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local telephone service at competitive rates;
     o Success and market acceptance for new initiatives, many of which are untested;
     o The level and timing of the growth and profitability of existing and new initiatives, particularly yellow page directories, local telephone services expansion including deploying digital local telephone service, Internet services expansion and wireless services;
     o Start-up costs associated with entering new markets, including advertising and promotional efforts;
     o Risks relating to the operations of new systems and technologies and applications to support new initiatives;
     o  Local conditions and obstacles;
     o The impact on our industry and indirectly on us of oversupply of capacity resulting from excessive deployment of network capacity in certain markets we do not serve;

     o Uncertainties inherent in new business strategies, new product launches and development plans, including local telephone services, Internet services, wireless services, digital video services, cable modem services, digital subscriber line services, transmission services, and yellow page directories, and the offering of these services in geographic areas with which we are unfamiliar;
     o The risks associated with technological requirements, technology substitution and changes and other technological developments;
     o  Prolonged service interruptions which could affect our business;
     o Development and financing of communications, local telephone, wireless, Internet and cable networks and services;
     o Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements and the consequences of increased leverage;
     o  Availability of qualified personnel;
     o Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the RCA, and adverse outcomes from regulatory proceedings;
     o  Changes in regulations governing UNEs;
     o Uncertainties in federal military spending levels and military base closures in markets in which we operate;
     o The ongoing global and domestic trend towards consolidation in the communications industry, which may result in our competitors being larger and better financed, and provide these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively;
     o The financial, credit and economic impacts of the MCI bankruptcy filing on the industry in general and on us in particular;
     o A significant delay in MCI's emergence from bankruptcy or a migration of MCI's traffic off our network without it being replaced by other common carriers that interconnect with our network;
     o The effect on us of pricing pressures, new program offerings and market consolidation in the markets served by our significant customers, MCI and Sprint;
     o The effect on us of industry consolidation including the potential acquisition of one or more of our large wholesale customers by a company with commercial relationships with other providers;
     o Under Statement of Financial Accounting Standard ("SFAS") 142, we must test our intangibles for impairment at least annually, which may result in a material, non-cash write-down of goodwill and could have a material adverse impact on our financial position, results of operations or liquidity; and
     o Other risks detailed from time to time in our periodic reports filed with the SEC.

You should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement, and such risks, uncertainties and other factors speak only as of the date on which they were originally made and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard to those statements or any other change in events, conditions or circumstances on which any such statement is based, except as required by law. New factors emerge from time to time, and it is not possible for us to predict what factors will arise or when. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                     Part I

Item 1.  Business

General

In this Annual Report, "we," "us" and "our" refer to General Communication, Inc. and its direct and indirect subsidiaries.

GCI was incorporated in 1979 under the laws of the State of Alaska and has its principal executive offices at 2550 Denali Street, Suite 1000, Anchorage, AK 99503-2781 (telephone number 907-868-5600).

GCI is primarily a holding company and together with its direct and indirect subsidiaries, is a diversified communications provider with a leading position in facilities-based long-distance service in the State of Alaska and is Alaska's leading cable television and Internet services provider.

We are the leading integrated, facilities-based communications provider in Alaska, offering local and long-distance voice, cable video, data and Internet communications services to residential and business customers under our GCI brand. A substantial number of our customers subscribe to product bundles that include two or more of our services.

Since our founding, we have consistently expanded our product portfolio to satisfy our customers' needs. We have benefited from the attractive and unique demographic and economic characteristics of the Alaskan market. We are pioneers of bundled communications services offerings, and believe our integrated strategy of providing innovative bundles of voice, video and data services provides us with an advantage over our competitors and will allow us to continue to attract new customers, retain existing customers and expand our addressable market. We hold leading market shares in long-distance, cable video and Internet services and have gained significant market share in local access against the incumbent provider.

Through our focus on long-term results and strategic capital investments, we have consistently grown our revenues and expanded our margins. Our integrated strategy provides us with competitive advantages in addressing the challenges of converging telephony, video and broadband markets and has been a key driver of our success. Using our extensive communications networks, we provide customers with integrated communications services packages that we believe are unmatched by any other competitor in Alaska.

Availability of Reports and Other Information

Internet users can access information about the Company and its services at http://www.gci.com/, http://www.gcinetworksolutions.com/, and http://www.alaskaunited.com/. The Company hosts Internet services at http://www.gci.net/ and SchoolAccess(TM) services at http://www.gcisa.net/. We make available on the http://www.gci.com/ website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such material to the SEC. In addition, the SEC's website is http://www.sec.gov/. The SEC makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC's website is not part of this document.

Financial Information About Industry Segments

We have four reportable segments: long-distance services, cable services, local access services and Internet services. For information required by this section, you should see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Also refer to Note 13 included in
Part II, Item 8, Consolidated Financial Statements and Supplementary Data.

Recent Developments

New Senior Notes -- In February 2004, our subsidiary, GCI, Inc. issued $250 million principal amount of senior notes. These senior notes bear interest at 7.25% and are due in February 2014. GCI, Inc. intends to use the net proceeds from the issuance of these senior notes to retire or repay other indebtedness. In connection with the issuance of these senior notes, GCI, Inc. offered to purchase all of its outstanding 9.75% Senior Notes due 2007 (the "2007 Notes") for cash at 103.5% of the principal amount. Approximately $114.6 million principal amount of the 2007 Notes were tendered and accepted pursuant to this offer. GCI, Inc. called for redemption of the remaining outstanding 2007 Notes at the redemption price of 103.25% of the principal amount. In addition to the purchase and redemption of the 2007 Notes, approximately $53.8 million of proceeds received from the issuance of the new senior notes were used to repay indebtedness under our Senior Credit Facility.

Senior Credit Facility Waiver -- Compliance with the redemption notice requirements in the 2007 Notes Indenture has resulted in a delay of up to sixty days between the date the new senior notes were issued and the final redemption date of the 2007 Notes. As a result of such delay, our total debt will temporarily increase during the overlap period between the redemption of the outstanding 2007 Notes and the issuance of the new senior notes. This temporary increase does not comply with certain provisions of our Senior Credit Facility. We have received a waiver of these provisions from the lenders under our Senior Credit Facility until April 30, 2004.

Fiber System Taken out of Service -- We own a portion of the capacity of an undersea fiber optic cable system linking Alaska to the Lower 48 states known as the Alaska spur of the North Pacific Cable ("NPC"). The Alaska spur of the NPC was removed from service in January 2004 by PT Cable, Inc. due to a dispute over billings between PT Cable, Inc. and AT&T. We determined that the recorded value for our NPC fiber asset was impaired at December 31, 2003 and recorded a $5.4 million charge in the fourth quarter in the financial statements included in
Part II of this report.

Free Cable Modem Service -- On January 26, 2004, we began offering new and current customers free LiteSpeed cable modem Internet service when they sign up for certain of our other services. LiteSpeed uses cable modems and is designed for dial-up Internet access customers who want more Internet download speed and greater convenience. Cable modems transmit data reliably at a much faster rate than dial-up connections and do not tie up the telephone line. Our cable modem service is available to a high percentage of Alaska homes in Anchorage, Bethel, Cordova, Fairbanks, Homer, Juneau, Kenai, Ketchikan, Kodiak, Nome, Palmer, Petersburg, Seward, Sitka, Soldotna, Valdez, Wasilla, and Wrangell.

Alaska Supreme Court Decision -- ACS, through subsidiary companies, provides local telephone services in Fairbanks and Juneau, Alaska. The ACS subsidiaries are classified as Rural Telephone Companies under the 1996 Telecom Act, which entitles them to an exemption of certain material interconnection terms of the 1996 Telecom Act, until and unless such "rural exemption" is examined and not continued by the RCA. On October 11, 1999, the RCA issued an order terminating rural exemptions for the ILECs operating in the Fairbanks and Juneau markets so that we could compete with these companies in the provision of local telephone service. Upon appeal by ACS, on December 12, 2003, the Alaska Supreme Court issued a decision in which it reversed the RCA's rural exemption decision on the procedural ground that the competitor, not the incumbent, must shoulder the burden of proof. The Court remanded the matter to the RCA for reconsideration with the burden of proof assigned to us. Additionally, the Court left it to the RCA to decide as a matter of discretion whether to change the state of competition during the remand period. In accordance with the Court's ruling, the RCA has re-opened the rural exemption dockets and scheduled a hearing to commence on April 19, 2004. Additionally, the RCA issued a ruling on January 16, 2004, in which the RCA determined that we can continue to rely on unbundled network elements from ACS to serve its existing customers in Juneau and Fairbanks but that we may not serve new customers through purchase of unbundled network elements pending the completion of the remand proceeding. Until this matter is resolved, we may serve new customers using wholesale resale. We believe it is unlikely that the rural exemptions will be restored in these markets; however, if they are restored, we could be forced to discontinue providing service to residential customers and perhaps to commercial customers in these locations. See "Part I -- Item 1 -- Business -- Regulation, Franchise Authorizations and Tariffs -- Communications Operations -- Rural Exemption" for more information.

Historical Development of our Business During the Past Fiscal Year

Rural Internet -- We began a program in 2001 to bring affordable Internet access service to 150 rural Alaska communities. In addition to deploying cable modem service in all regional centers, we deployed wireless Internet access service, including service at broadband data rates, to over 70 rural communities in 2003. We now provide Internet access service to 85 communities across Alaska and expect to provide service in the remaining communities in 2004.

Rural Health Program -- We completed service expansion and delivery of our Rural Health program in 2003 to several rural Alaska health corporations that included various service levels to villages in the Arctic Slope Native Association area, as well as in Chenega Bay, Kotzebue, Nanwalek, Platinum, Port Graham, Seward, and Tatitlek, and completed service expansion to Diomede Island in January 2004.

Directory Assistance -- During the fourth quarter of 2003, we began self-providing interstate directory assistance for our retail customers, certain wholesale customers, and for MCI, as an overflow Alaska directory assistance provider.

Cable Television Changes -- We made significant changes and additions to our cable television lineup in 2003, including new networks and, in Anchorage, we introduced our first HDTV programming.

Hotel Broadband -- We introduced a new hotel broadband product in 2003 which provides high-speed in-room cable modem Internet access to hotel customers.

State of Alaska Microwave System Contract -- On December 31, 2003, we were awarded a time-and-materials contract from the State of Alaska to operate and maintain their statewide private microwave system.

State of Alaska Communications Contract -- On December 17, 2003, we were awarded a contract from the State of Alaska to provide communications services for an initial term of 18 months, with two 12-month extensions possible thereafter. Communications services include long-distance, IP telephony, voice and data network management and maintenance, Internet, audio and video conferencing and help desk. The total value of the contract was approximately $10 million. This contract award followed the termination of the State of Alaska's prior contract with an ILEC due to non-performance.

Pipeline Communications -- In December 2003, we successfully concluded a three-year effort to upgrade our GFCC network and prove the system reliable. The final stage of reliability testing and circuit conversion was completed, bringing voice, data, Internet and cable television traffic onto the fiber system serving the Alaskan oil industry. GFCC now carries a significant portion of all communications between Valdez, Anchorage and the North Slope oil fields.

New Phone Directory -- On November 24, 2003, we began distribution of the inaugural edition of the GCI Anchorage Directory and yellow pages to residential and business customers in Anchorage, and launched our on-line directory product. We worked with ALLTEL Publishing, a division of ALLTEL Corporation of Little Rock, Arkansas, to produce and distribute the official GCI Anchorage phone directory. ALLTEL Publishing produces approximately 408 directory titles in 38 states, including directories for its own telephone operations, and was formerly the sales agent for the incumbent directories provider.

New Retail Store -- On November 22, 2003, we opened a new retail store serving our south Anchorage market. The new store allows customers to pay their bills, sign up for new services and experience our full range of products including cable modem Internet access, digital cable television, local and long distance telephone service, and cellular phone services. The new store allows customers to purchase any of our services, pay bills and interact with customer service representatives.

Senior Credit Facility -- On October 30, 2003, we refinanced our Senior Credit Facility. The new facility, among other things, reduced the interest rate from LIBOR plus 6.50% to LIBOR plus 3.25%. The new facility included a term loan of $170.0 million and a revolving credit facility of $50.0 million. In February, 2004, we repaid approximately $43.8 million of the term loan, which cannot be reborrowed.

ConnectMD -- On September 16, 2003, we introduced ConnectMD, a private medical network that reaches clinics and hospitals in 110 rural Alaska communities and currently offers healthcare providers access to continuing education courses from two leading Seattle institutions. ConnectMD has partnered with Seattle-based Children's Hospital and Regional Medical Center (Children's) and Virginia Mason Medical Center. ConnectMD links primary healthcare providers in Alaska to specialists and sub-specialists allowing them to securely share information, such as confidential patient records and lab results, diagnose and prescribe treatment for patients located in remote communities, and obtain continuing medical education credits. Using Private Line and secure Internet, ConnectMD has created a private medical network that we believe is revolutionizing the way health care is provided in Alaska.

Airlines Mileage Program -- On September 2, 2003, we announced that we have become a mileage plan partner with Alaska Airlines, offering new and existing customers opportunities to earn frequent flyer miles. Our customers can earn Alaska Airlines mileage plan miles by using qualifying local or long distance telephone, Internet, cable television, cellular, GCI directories or cable advertising services. Our residential and small business customers can earn one mileage plan mile for every dollar spent on qualifying services. New customers enrolling in a combination of services can earn up to 10,000 miles and current customers are eligible for up to 7,500 bonus miles when adding or upgrading services. In addition customers can earn up to 500 anniversary miles every six months. The agreement requires the purchase of Alaska Airlines miles during the year ended December 31, 2003 and in future years. The agreement has a remaining commitment at December 31, 2003 totaling $16.0 million.

New Communications Policy for Alaska Areas -- On August 6, 2003, the FCC issued a Report and Order eliminating a policy that prohibited the installation or operation of more than one satellite earth station in any Alaska rural community for competitive carriage of interstate message telephone service ("MTS") communications. The FCC found that through a series of regulatory steps, the environment that once called for restrictions on competitive facilities-based entry had changed. This policy change allows us to install facilities and provide competitive interstate MTS and other communications services over our own equipment and network in rural communities where we presently have no facilities.

Email Filter for Businesses -- On August 6, 2003, we introduced our eMail Guard for Business product. Email Guard is an email filter that puts business owners and employees in control of screening unwanted junk emails. We estimate that more than 75% of email delivered to businesses today is spam. Our eMail Guard product keeps unwanted messages off of the customer's network, Internet connection and mail servers. Our Email Guard residential and business products filtered approximately 31,000 messages containing suspected viruses and 1,991,000 messages containing suspected junk mail during a representative 24-hour period in February 2004.

MCI Settlement -- On July 24, 2003, following bankruptcy court approval, we signed a settlement and release agreement with MWNS. The agreement affirmed contractual terms and conditions between the two companies, settled MWNS' pre-petition liabilities, settled billing disputes between the two companies, and established a right to setoff our pre-petition payables. MWNS is a subsidiary of MCI, which had previously entered into service agreements with GCI on behalf of MCI.

Under terms of the agreement, MWNS settled its outstanding liability of $12.9 million for $12.1 million net of adjustments. In addition, the agreement reduced our pre-petition claim to $12.1 million and further allowed us the right to setoff approximately $1 million in prepetition payables owed by us to MWNS. MWNS agreed to pay the remaining $11 million to us as a credit against our future purchase of services from MWNS. Further, we agreed to pay to MWNS, and did pay, the outstanding pre-petition payables balance of approximately $649,000 in August 2003. Remaining credits available to us as of December 31, 2003 totaled approximately $7.9 million.

Extended Supply Contract -- On July 24, 2003 MCI extended its Contract of Alaska Access Services for five years to July 2008. This agreement sets the terms and conditions under which we originate and terminate certain types of long distance and data services in Alaska on MCI's behalf. In exchange for extending the term of the contract, MCI receives a series of rate reductions implemented in phases over the life of the contract.

AULP West -- On June 30, 2003, we announced our plan to build a second undersea fiber optic cable system between Seward, Alaska and Warrenton, Oregon. The cable will complement our existing AULP East fiber optic cable system between Whittier, Alaska and Seattle, Washington. The two systems will provide physically diverse nearly instant backup to each other in the event of an outage. Fiber production was completed in January 2004 and began to be deployed in February 2004. We expect to complete construction and testing in April 2004. The 1,544-statute mile cable has a total design capacity of 640 Gigabits per second access speed and is expected to be operational by May 2004.

RCA Renewal -- On May 21, 2003, the Senate of the State of Alaska passed and the Governor later signed House Bill 111 which extended the life of the RCA until 2007. We believe that renewal of the RCA is important for consumers and competition alike. The Alaska Senate voted to renew the Agency for four-years without any statutory changes that affect the manner by which utilities in Alaska are regulated.

Narrative Description of our Business

General

We are the largest Alaska-based and operated integrated communications provider. A pioneer in bundled service offerings, we provide facilities-based local and long distance voice, cable video, Internet and data communications services, and resell wireless telephone services, to residential and business customers under our GCI brand.

We generated consolidated revenues of $390.8 million in 2003. We ended the year with approximately 85,600 long-distance customers, 106,100 local access lines in service, 134,400 basic cable subscribers, and 95,700 total Internet subscribers, including 46,000 cable modem subscribers. A substantial number of our customers subscribe to product bundles that include two or more of our services.

Since our founding in 1979, we have consistently expanded our product portfolio to satisfy our customers' needs. We have benefited from the attractive and unique demographic and economic characteristics of the Alaskan market. We believe our integrated strategy of providing innovative bundles of voice, video and data services provides us with an advantage over our competitors and will allow us to continue to attract new customers, retain existing customers and expand our addressable market. We hold leading market shares in long-distance, cable video and Internet services and have gained significant market share in local access against an incumbent provider.

Through our focus on long-term results and strategic capital investments, we have consistently grown our revenues and expanded our margins. Our integrated strategy provides us with competitive advantages in addressing the challenges of converging telephony, video and broadband markets and has been a key driver of our success. Today, using our extensive communications networks, we provide customers with integrated communications services packages that are unmatched by any other competitor in Alaska.

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

We believe that the size and growth potential of the voice, video and data market, the increasing deregulation of communications services, and the increased convergence of telephony, wireless, and cable services offer us considerable opportunities to continue to integrate our communications, Internet and cable services and expand into communications markets both within and, longer-term, possibly outside of Alaska.

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

We are Alaska's leading provider of long-distance, cable television and data and Internet services, as measured by revenues, and we are the second largest local access provider, as measured by local access lines. We attribute our leadership position to our commitment to provide our customers with high-quality products in bundled offerings that maximize their satisfaction. We maintain a strong competitive position, however there is active competition in the sale of substantially all products and services we offer.

Competition in the Communications Industry

There is substantial competition in the communications industry. The traditional dividing lines between providers offering long-distance telephone service, local telephone service, wireless telephone service, Internet services and video services are increasingly becoming blurred. Through mergers and various service integration and product bundling strategies, major providers, including us, are striving to provide integrated communications service offerings within and across geographic markets.

Competitive Strengths

Market Leader. We are Alaska's leading provider of long-distance, cable television and data and Internet services, as measured by revenues, and we are the second largest local access provider, as measured by local access lines. We attribute our leadership position to our commitment to provide our customers with high-quality products in bundled offerings that maximize their satisfaction.

Advanced Infrastructure and Robust Network Assets. We own and operate advanced networks that provide integrated end-to-end solutions. Our hybrid-fiber coax cable network enables us to offer last-mile broadband connectivity to our customers. Our interstate and undersea fiber optic cable systems connect our major markets in Alaska to the Lower 48 States. We employ satellite transmission for rural intrastate and interstate traffic in markets where terrestrial based network alternatives are not available. We have or expect to be able to obtain satellite transponders to meet our long-term satellite capacity requirements. In our local service markets, we offer services using our own facilities, unbundled network elements and wholesale/resale.

Bundled Service Offerings. Ownership and control of our network and communications assets have enabled us to effectively market bundled service offerings. Bundling facilitates the integration of operations and administrative support to meet the needs of our customers. Our product and service portfolio includes stand-alone offerings and bundled combinations of local and long-distance voice and data services, cable video, broadband (cable modem, fixed wireless and DSL), dedicated Internet access services and other services.

Well-Recognized Brand Name. Our GCI brand is the oldest brand among major communications providers in Alaska and positively differentiates our services from those of our competitors. We believe our customers associate our brand name with quality products. We continue to benefit from high name recognition and strong customer loyalty, and the majority of our customers purchase multiple services from us. We have been successful in selling new and enhanced products to our customers based on perceived quality of products and brand recognition.

Favorable Alaskan Market Dynamics. The Alaskan communications market is characterized by its large geographic size and isolated markets that include a combination of major metropolitan areas and small, dense population clusters, which create a deterrent to potential new entrants. Due to the remote nature of its communities, the state's residents and businesses rely extensively on our systems to meet their communications needs. We believe that, when compared to national averages, Alaskan households spend more on communications services. According to the United States Census Bureau, the median household income in Alaska was 28% higher than the three-year United States national average from 2000 to 2002, and according to the Alaska Department of Revenue, in 2002, federal spending in Alaska was up 18%, year over year. We believe there is a positive outlook for continued growth.

Experienced Management Team. Our experienced management team has a proven track record and has consistently expanded our business and improved our operations. Our senior management averages more than 23 years of experience in the communications industry and more than 18 years with our company.

Business Strategy

We intend to continue to increase revenues and cash flow using the following strategies:

Continue to Offer Bundled Products. We offer innovative service bundles to meet the needs of our residential and business customers. Bundling our services significantly improves customer retention, increases revenue per customer and reduces customer acquisition expenses. Our experience indicates that our bundled customers are significantly less likely to churn, and we experience less price erosion when we effectively combine our offerings. Bundling improves our top line growth, provides operating cost efficiencies that expand our margins and drives our overall business performance. As a measure of success to date, substantially all of our local customers subscribe to our long-distance service and approximately one-third of our cable video subscribers also purchase our high-speed Internet service.

Maximize Sales Opportunities. We successfully sell new and enhanced services and products between and within our business segments to our existing customer base to achieve increased revenues and penetration of our services. Through close coordination of our customer service and sales and marketing efforts, our customer service representatives cross sell and up sell our products. Many calls into our customer service centers result in sales of additional products and services. We actively seek to continue to encourage our existing customers to acquire higher value, enhanced services.

Deliver Industry Leading Customer Service. We have positioned ourselves as a customer service leader in the Alaska communications market. We operate our own customer service department within our marketing group and maintain and staff our own call centers. We have empowered our customer service representatives to handle most service issues and questions on a single call. We prioritize our customer services to expedite handling of our most valuable customers' issues, particularly for our largest business customers. We believe our integrated approach to customer service, including setting-up the service, programming various network databases with the customer's information, installation, and ongoing service, allows us to provide a customer experience that fosters customer loyalty.

Leverage Communications Operations. We continue to expand and evolve our integrated network for the delivery of our services. Our bundled strategy and integrated approach to serving our customers creates efficiencies of scale and maximizes network utilization. By offering multiple services, we are better able to leverage our network assets and increase returns on our invested capital. We periodically evaluate our network assets and continually monitor technological developments that we can potentially deploy to increase network efficiency and performance.

Expand Our Product Portfolio and Footprint in Alaska. Throughout our history, we have successfully added and will continue to add new products to our product portfolio. Management has a demonstrated history of evaluating potential new products for our customers, and we will continue to assess revenue-enhancing opportunities that create value for our customers. In addition to new services such as digital video recorders, HDTV and video-on-demand, we are also expanding the reach of our core products to new markets. Where feasible and where economic analysis supports geographic expansion of our network coverage, we will pursue opportunities to increase the scale of our facilities, enhance our ability to serve our existing customers' needs and attract new customers.

Alaska Voice, Video and Data Markets

We estimate that the aggregate communications, cable television, and Internet markets in Alaska generated revenues in 2003 of approximately $1.1 billion. Of this amount, approximately $480 million was attributable to interstate and intrastate long-distance service, $348 million was attributable to local exchange services, $102 million was attributable to wireless phone service, $92 million was attributable to cable television, and $78 million was attributable to all other services, including wireless and Internet services. We report revenues from certain services, such as cable modem Internet access services, in different reporting segments as compared to those used in this market data presentation.

The Alaskan voice, video and data markets are unique within the United States. Alaska is geographically distant from the rest of the United States and is generally characterized by large geographical size and relatively small, dense population clusters (with the exception of population centers such as Anchorage, Fairbanks and Juneau). It lacks a well-developed terrestrial transportation infrastructure, and the majority of Alaska's communities are accessible only by air or water. As a result, Alaska's communication networks are different from those found in the Lower 49 States.

Alaskans continue to rely extensively on satellite-based long-distance transmission for intrastate calling between remote communities where investment in a terrestrial network would be uneconomic or impractical. Also, given the geographic isolation of Alaska's communities and lack, in many cases, of major civic institutions such as hospitals, libraries and universities, Alaskans are dependent on communications services to access the resources and information of large metropolitan areas in Alaska, the rest of the United States and elsewhere. In addition to satellite-based communications, the communications services infrastructure in Alaska includes fiber optic cables between Anchorage, Valdez, Fairbanks, Prudhoe Bay, and Juneau, traditional copper wire, and digital microwave radio on the Kenai Peninsula and other locations. For interstate and international communications, Alaska is connected to the Lower 48 States by three fiber optic cables, one of which was taken out of service in January 2004. See "Part I -- Item 1 -- Business -- Historical Development of our Business During the Past Fiscal Year -- Fiber System Taken out of Service" for more information.

Fiber optics is the preferred method of carrying Internet, voice, video, and data communications over long-distances, eliminating the delay commonly found in satellite connections. Widespread use of high capacity fiber optic facilities is expected to allow continued expansion of business, government, educational, and health care infrastructure in Alaska.

Long-Distance Services

Industry. Until the 1970s, AT&T had a virtual monopoly on long distance service in the United States. In the 1970s, competitors such as MCI and Sprint began to offer long distance service. With the gradual emergence of competition, basic rates dropped, calling surged, and AT&T's dominance declined. More than 1,000 companies now offer wire-line long distance service. AT&T's 1984 toll revenues were approximately 90% of those reported by all long distance carriers. The FCC's regulation of AT&T as a "dominant" carrier ended in 1995. By 2002, AT&T's revenues had declined to approximately 33% of all toll revenues. The two largest market entrants, MCI and Sprint, have obtained a 30% combined market share through 2002.

The FCC reports that approximately $84 billion was derived from toll services in 2002. In 2001, residential customers generated over 45% of toll revenues, and 35% of residential toll phone calls were interstate as opposed to 47% of minutes. In 2001, approximately 30% of total toll services revenues was derived from intrastate, 51% was derived from domestic interstate, and 19% was derived from international toll services. Interstate long distance toll revenues increased approximately 92% from $26 billion in 1984 to $50 billion in 2001, and intrastate toll revenues increased approximately 38% from $21 billion in 1984 to $29 billion in 2001, despite significant rate reductions in both categories during this period.

The FCC reports that average revenue per minute of long distance calling dropped from $0.32 in 1984, when competitive discount and promotional long distance plans were introduced, to $0.10 in 2001. This average price per minute represents a mix of international calling (an average of 35 cents per minute) and domestic interstate calling (an average of 8 cents per minute). The decline in prices since 1984 is more than 80% after adjusting for the impact of inflation. The average annual rate of change in the consumer price index for telephone services between 1990 and 2002 was reported to be 0.6% as compared to 3.6% for all services. The average revenue per minute for interstate and international calls in 1990 was $0.27 (adjusted for inflation) as compared to $0.10 in 2001.

The FCC reports that through July 2003 more than twenty-eight million households have been added to the nation's telephone system since November 1983. An estimated 3.6 million households were added between July 2002 and July 2003. As of July 2003, 106.8 million households had telephone service. The FCC reports that approximately 2% of all consumer expenditures are devoted to telephone service. This percentage has remained relatively constant over the past 15 years, despite major changes in the industry and in telephone usage. Average annual expenditures for telephone service increased from $877 per household in 2000 to $1,001 in 2002.

The FCC reports that approximately 104 million households had telephone services as of November 2002, an increase of 25 million households since 1983. An estimated 95.2% of households and virtually all businesses in the United States subscribed to telephone service in July 2003. Approximately 92.9% of households subscribed to telephone service in 1980.

The FCC reports that primary lines in service have grown over time, averaging approximately 3% per year, which has historically reflected growth in the population and the economy. The percentage of additional lines for households with telephone service has increased significantly, from approximately 3% in 1988 to approximately 25% in 2001. The total number of lines, however, has declined since 2000 because of the recession, because some consumers are substituting wireless service for wireline service, and because some households are eliminating second lines when they move from dial-up Internet service to broadband service.

International communications has become an increasingly important segment of the communications market. The FCC reports that the number of calls made from the United States to other countries increased from 200 million in 1980 to 6.3 billion in 2001, and that Americans spent approximately $11.4 billion on international calls in 2001. Consistent with domestic toll rates per minute, international toll rates per minute have decreased significantly. On average, carriers billed 34 cents per minute for international calls in 2001, a decline of more than 74% since 1980. Five markets, Canada, Mexico, the United Kingdom, Germany, and Japan, accounted for approximately 41% of the international calls billed in the United States in 2001. AT&T, MCI, and Sprint combined accounted for 88% of the international service billed in the United States in 2001.

While the 1996 Telecom Act has facilitated competition and rapid growth in the communications market, the last three years have been a tumultuous time for that marketplace. Industry analysts believe that overly optimistic projections of data growth spurred companies to invest large amounts of capital to boost network capacity. While demand for communications services grew, it did not grow at a sufficient pace to justify the substantial build-out of fiber capacity. A wide gap developed between the supply of network capacity and the demand for data transmission. Network owners refocused their efforts to demonstrate profitability over a much shorter time horizon than initially projected. A downward spiral ensued, as some communications carriers went out of business after failing to generate sufficient revenues to service their accelerating debt loads. The resultant slowdown in capital expenditures left equipment manufacturers with surplus inventory and personnel.

Industry analysts believe that the communications industry stabilized in 2003 and has begun to show signs of recovery. Growth in data is expected to continue to be a key component of industry revenue growth. We believe that the data communications business will eventually rival and perhaps become larger than the traditional voice telephony market. The continuing migration of voice and other traffic from analog to digital transmission and the growth in data attributed to broadband applications are expected to fuel the growth in data.

The FCC issued a Report and Order (FCC 03-197) in 2003 eliminating a policy that prohibited the installation or operation of more than one satellite earth station in any Alaska rural community for competitive carriage of interstate MTS communications. The FCC found that through a series of regulatory steps, the environment that once called for restrictions on competitive facilities-based entry had changed. This policy change allows us to install facilities and provide competitive interstate MTS and other communications services over our own equipment and network in rural communities where we presently have no facilities.

We believe that federal and state legislators, courts and regulators will continue to influence the communications industry in 2004. Consummation of mergers between and spin-offs from long-distance companies, local access services companies, ISPs and cable television companies have occurred which blur the distinction between product lines and competitors.

Industry analysts believe companies will be successful in the long-term if they can achieve and maintain a superior operating cost position, minimize regulatory battles, offer a full suite of integrated services to their customers using a network that is largely under their control, and continue to offer new and enhanced services that customers wish to purchase.

See "Part I -- Item I -- Business -- Regulation, Franchise Authorizations and Tariffs -- Long-Distance Services" for more information.

General. We supply a full range of common carrier long-distance and other communications products and services. We operate a modern, competitive communications network employing the latest digital transmission technology based upon fiber optic facilities within and between Anchorage, Fairbanks and Juneau, Alaska. Our facilities include a self-constructed and financed digital fiber optic cable and additional owned capacity on another undersea fiber optic cable (which was taken out of service in January 2004, (see "Part I -- Item 1 -- Business -- Historical Development of our Business During the Past Fiscal Year -- Fiber System Taken out of Service"), linking our Alaska terrestrial networks to the networks of other carriers in the Lower 49 States. We use satellite transponders to transmit voice and data traffic to remote areas of Alaska. We operate digital microwave systems to link Anchorage with the Kenai Peninsula, and our Prudhoe Bay Earth Station with Deadhorse. Digital microwave facilities also are used to backup our fiber facilities from Anchorage to our Eagle River earth station, and to our Fairbanks earth station from our Fairbanks distribution center. Virtually all switched services are computer controlled, digitally switched, and interconnected by a packet switched SS7 signaling network.

We provide interstate and intrastate long-distance services throughout Alaska using our own facilities or facilities leased from or swapped with other carriers. We also provide (or join in providing with other carriers) communications services to and from Alaska, Hawaii, the Lower 48 States, and many foreign nations and territories.

We offer cellular services by reselling another cellular provider's services. We offer wireless local access services over our own facilities, and have purchased PCS and LMDS wireless broadband licenses in FCC auctions covering markets in Alaska.

Products. Our long-distance services industry segment is engaged in the transmission of interstate and intrastate-switched message telephone service and Private Line and Private Network communications service between the major communities in Alaska, and the remaining United States and foreign countries. Our message toll services include intrastate, interstate and international direct dial, toll-free 800, 888, 877 and 866 services, GCI calling card, operator and enhanced conference calling, frame relay, SDN, ISDN technology based services, as well as terminating northbound MTS traffic for MCI, Sprint and several large resellers who do not have facilities of their own in Alaska. We also provide origination of southbound calling card and toll-free 800, 888, 877 and 866 toll services for MCI, Sprint, and other IXCs. We offer our message services to commercial, residential, and government subscribers. Subscribers generally may cancel service at any time. Toll, Private Line, broadband and related services account for approximately 49.6%, 53.5% and 53.5% of our 2003, 2002 and 2001 revenues, respectively. Broadband services include our SchoolAccess(TM) and Rural

Health initiatives. Private Line and Private Network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location.

We have positioned ourselves as a price, quality, and customer service leader in the Alaska communications market. The value of our long-distance services is generally designed to be equal to or greater than that for comparable services provided by our competitors.

In addition to providing communications services, we also design, sell, install, service and operate, on behalf of certain customers, communications and computer networking equipment and provide field/depot, third party, technical support, communications consulting and outsourcing services through our Network Solutions business. We also supply integrated voice and data communications systems incorporating interstate and intrastate digital Private Lines, point-to-point and multipoint Private Network and small earth station services. Our Network Solutions sales and services revenue totaled $11.9 million, $12.4 million, and $16.3 million in the years ended December 31, 2003, 2002 and 2001, respectively, or approximately 3.0%, 3.4% and 4.6% of total revenues, respectively. Presently, there are a number of competing companies in Alaska that actively sell and maintain data and voice communications systems. Network Solutions' managed services and product sales results are reported in the All Other category in the Consolidated Financial Statements included in Part IV of this report.

Our ability to integrate communications networks and data communications equipment has allowed us to maintain our market position based on "value added" support services rather than price competition. These services are blended with other transport products into unique customer solutions, including managed services and outsourcing.

Facilities. Our communication facilities include an undersea fiber optic cable system connecting Whittier, Valdez and Juneau, Alaska and Seattle, Washington, which was placed into service in February 1999. As of the date of this report we are constructing a new undersea fiber optic cable system connecting Seward, Alaska to Warrenton, Oregon that we expect to be operational by May 2004. This fiber optic cable system is designated AULP West and the original undersea fiber optic cable system is now designated AULP East. The Seward cable landing station will connect to our network in Anchorage and the Warrenton cable landing station will connect to our network in Seattle via long-term leased capacity. The combination of AULP West and AULP East will provide us with the ability to provide fully protected geographically diverse routing of service between Alaska and the Lower 48 States.

We also own a portion of the capacity on a second undersea fiber optic cable system linking Alaska to the Lower 48 States known as the Alaska spur of the NPC, which was taken out of service in January 2004. See "Part I -- Item 1 -- Business -- Historical Development of our Business During the Past Fiscal Year -- Fiber System Taken out of Service" for more information.

These undersea fiber optic cable systems allow us to carry our military base traffic and our Anchorage, Delta Junction, Eagle River, Fairbanks, Girdwood, Glenallen, Healy, Juneau, Kenai Peninsula, Ketchikan, Palmer, Prudhoe Bay, Sitka, Valdez, Wasilla, and Whittier, Alaska traffic to and from the contiguous Lower 48 States and between these instate locations over terrestrial circuits, eliminating the one-quarter second delay associated with satellite circuits.

Other facilities include major earth stations at Barrow, Bethel, Cordova, Dillingham, Dutch Harbor, Eagle River, Ketchikan, King Salmon, Kodiak, Kotzebue, Nome, Prudhoe Bay, and Sitka, all in Alaska, serving the communities in their vicinity, and at Issaquah, Washington, which provides interconnection to Seattle and the Lower 48 States for traffic to and from major Alaska earth stations. The Eagle River earth station is linked to the Anchorage distribution center by fiber optic facilities.

We use SONET as a service delivery method for our terrestrial metropolitan area networks as well as our long-haul terrestrial and undersea fiber optic cable networks. As of December 31, 2003 we have completed interconnection of approximately 70 businesses and co-location facilities within the Anchorage, Juneau and Fairbanks metropolitan areas, as well as the 800-mile long Alyeska pipeline right of way that connects Valdez to Prudhoe Bay, Alaska. We currently connect Anchorage, Whittier, Juneau and Seattle through our AULP East undersea fiber network. We use SONET-based next generation multi-service nodes for purposes of delivering traditional TDM services (at DS-0, DS-1 and DS-3 data rates) as well as next generation services, such as optical OC-n and Ethernet. We have expanded our digital cross-connect capacity through the addition of three large 3:1 cross connects located in Anchorage and Seattle.

We completed construction of a fiber optic cable system from the Anchorage distribution center to the Matanuska Telephone Association Eagle River central office and to our major hub earth station in Eagle River in the second quarter of 2000. The Issaquah earth station is connected with the Seattle distribution center by means of diversely routed leased fiber optic cable transmission systems, each having the capability to restore the other in the event of failure. The Juneau earth station and distribution centers are collocated. We have digital microwave facilities serving the Kenai Peninsula communities. We maintain earth stations in Fairbanks (linked by digital microwave to the Fairbanks distribution center), Juneau (collocated with the Juneau distribution center), Anchorage (Benson earth station), and in Prudhoe Bay as fiber network restoration earth stations. Our Benson earth station also uplinks our statewide video service; such service may be pre-empted if earth station capacity is needed to restore our fiber network between Anchorage and Prudhoe Bay.

In 2002, we constructed a 3.6-meter earth station at St. Paul, 6-meter earth stations at Unalakleet and Mountain Village, and a 9-meter earth station at Ft. Yukon, all in Alaska. These stations were constructed to support our SchoolAccessTM distance learning and telemedicine networks, and primarily serve surrounding villages.

We use our DAMA facilities to serve 57 additional locations throughout Alaska. DAMA is a digital satellite earth station technology that allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality. In 1996, we obtained the necessary RCA and FCC approvals waiving prohibitions against construction of competitive facilities in certain rural Alaska communities, allowing for deployment of DAMA technology in 56 sites in rural Alaska on a demonstration basis. These prohibitions were removed by the FCC on August 6, 2003 allowing us to begin deploying earth stations in more locations in Alaska (see "Part I -- Item 1 -- Business -- Historical Development of our Business During the Past Fiscal Year -- New Communications Policy for Alaska Areas" for more information). In addition, 69 (for a total of 126) C-band facilities provide dedicated Internet access, Telehealth and Private Network services to rural public schools, hospitals, health clinics, and natural resource development industries throughout Alaska and in several locations in the Lower 48 States.

Our Anchorage, Fairbanks, and Juneau distribution centers contain electronic switches to route calls to and from local exchange companies and, in Seattle, to obtain access to MCI, Sprint and other carriers to distribute our southbound traffic to the remaining 49 states and international destinations. In Anchorage, a Lucent Technologies Inc. ("Lucent") 5ESS digital host switch is connected by fiber to seven remote facilities that are co-located in the ILEC switching centers, to provide both local and long-distance service. Our extensive metropolitan area fiber network in Anchorage supports cable television, Internet and telephony services. The Anchorage, Fairbanks, and Juneau facilities also include digital access cross-connect systems, frame relay data switches, Internet platforms, and in Anchorage and Fairbanks, co-location facilities for interconnecting and hosting equipment for other carriers. We also maintain an operator and customer service center in Wasilla, Alaska.

In 2001 we constructed a new switching center in Fairbanks and installed a new Lucent switch to enable the provisioning of local telephone access services in the Fairbanks market. The existing Fairbanks long-distance toll switch was decommissioned in December 2001. Substantially all toll traffic originating in Fairbanks is now routed to Anchorage. The first ILEC collocation office was also constructed during 2001 to enable access to a portion of the Fairbanks ILEC UNE loop facilities. Fairbanks UNE loop provisioning began in early 2002. Construction of a second collocation office was completed in 2002.

We installed a new Lucent switch in our Juneau distribution center, also enabling local services to be launched in the Juneau market in 2002. This new switch also replaced the existing toll switch in Juneau, which we decommissioned in 2002. One collocation office and a second adjacent collocation facility were completed at two of the Juneau ILEC central offices. We placed these collocation facilities in service in 2002 enabling UNE loop access to a portion of the Juneau ILEC's loop facilities. Provisioning customers via UNE in Fairbanks and Juneau is presently subject to certain restrictions. See "Part I -- Item 1 -- Business -- Historical Development of our Business During the Past Fiscal Year -- Alaska Supreme Court Decision" for more information.

Our Alcatel DSC DEX toll switch in Seattle was also decommissioned in 2002 after its traffic was transitioned to our Lucent 5ESS switch in Seattle, which was placed into service in 2000. Our Alcatel DSC DEX toll switch in Anchorage was removed from service in the second quarter of 2003 and its traffic was moved to our existing Lucent 5ESS network. Installation of a second Lucent 5ESS in Anchorage began in the fourth quarter of 2003 to support network expansion and enable additional network efficiencies. This switch is expected to be integrated into our network by the second quarter of 2004.

Our operator services traffic was moved in early 2003 to our Lucent 5ESS switch platform as an interim step to decommission our existing digital operator switch. Our operator services traffic was moved in the fourth quarter of 2003 to an integrated services platform that hosts operator services, answering services, directory assistance and internal conferencing services.

We employ satellite transmission for rural intrastate and interstate traffic and certain other major routes. We acquired satellite transponders on PanAmSat Corporation ("PanAmSat") Galaxy XR satellite in March 2000 to meet our long-term satellite capacity requirements. We further augmented capacity on Galaxy XR with the lease of a seventh C-band transponder in October, 2002.

As demand for redundant, geographically diverse capacity on our network increases, we will need to further augment our facilities between Alaska and the Lower 48 States. In June 2003 we began the construction of AULP West connecting Seward, Alaska and Warrenton, Oregon, with leased backhaul facilities to connect it to our switching and distribution centers in Anchorage, Alaska and Seattle, Washington. A consortium of companies has been selected to design, engineer, manufacture, and install the undersea fiber optic cable system and a contract has been signed at a total cost to us of $35.2 million. We expect the total cost of the new fiber system to be approximately $51 million. We expect to fund construction of the fiber optic cable system through our operating cash flows and, to the extent necessary, with draws on our new Senior Credit Agreement. Our capital expenditures for this project totaled approximately $16.5 million in 2003, all of which has been funded through our operating cash flows.

In 2000 we began deploying a new packet data satellite transmission technology for the efficient transport of broadband data in support of our rural health and SchoolAccessTM initiatives. We continued to deploy and upgrade this network during 2003 and expect to further expand and upgrade this network during 2004. An upgrade of the packet data satellite transmission equipment to a more bandwidth efficient modulation scheme is expected to occur during the second half of 2004. In addition, our SchoolAccessTM and rural wireless Internet service is partially provisioned over a satellite based digital video broadcast carrier that is scheduled to convert to a more efficient modulation scheme during the second quarter of 2004. These projects reduce the requirement for new satellite transponder bandwidth to support expected growth in rural health, distance learning and rural Internet services.

Emerging technology that facilitates more efficient transport of fixed assigned point-to-point satellite transmissions may become available during the second quarter of 2004. This technology would allow fixed point-to-point transmissions between two earth stations to transmit at the same frequency. Successful development and implementation of this new technology may reduce the requirement for new satellite bandwidth to meet our needs as expected growth in demand for our services occurs. We are investigating the possible use of this new technology to further increase the bandwidth utilization for a portion of our satellite network.

We employ advanced digital transmission technologies to carry as many voice circuits as possible through a satellite transponder without sacrificing voice quality. Other technologies such as terrestrial microwave systems, metallic cable, and fiber optics tend to be favored more for point-to-point applications where the volume of traffic is substantial. With a sparse population spread over a large geographic area, neither terrestrial microwave nor fiber optic transmission technology is considered to be economically feasible in rural Alaska in the foreseeable future.

Customers. We had approximately 85,600, 88,200 and 87,900 active Alaska long-distance message telephone service subscribers at December 31, 2003, 2002 and 2001, respectively. Approximately 11,300, 11,600 and 12,200 of these were business and government users at December 31, 2003, 2002 and 2001, respectively, and the remainder were residential customers. Reductions in our business and government customer counts were primarily attributed to continuing competitive pressures in Anchorage and other markets we serve. Message telephone service revenues (excluding broadband, operator services and Private Line revenues) averaged approximately $10.6 million per month during 2003.

Equal access conversions have been completed in all communities we serve with owned facilities. We estimate that we carry slightly over 50% of combined business and residential traffic as a statewide average for both originating interstate and intrastate message telephone service traffic.

A summary of our switched long-distance message telephone service traffic (in minutes) follows:
                                       Interstate Minutes
                             --------------------------------------
                                                                                  Combined
                                                                                 Interstate
                                                                       Inter-    and Inter-      Intra-
                                  South-         North-      Calling   national   national        state         Total
For Quarter ended                bound (1)       bound        Card     Minutes    Minutes        Minutes       Minutes
-----------------------------------------------------------------------------------------------------------------------
                                                              (Amounts in thousands)
 March 31, 2001                   126,681        74,252       2,087     1,424      204,444        38,763       243,207
 June 30, 2001                    141,091        76,256       1,926     1,530      220,803        40,407       261,210
 September 30, 2001               160,600        87,230       1,961     1,634      251,425        39,355       290,780
 December 31, 2001                130,638        90,812       1,946     1,362      224,758        39,246       264,004
                             ------------------------------------------------------------------------------------------
     Total 2001                   559,010       328,550       7,920     5,950      901,430       157,771     1,059,201
                             ==========================================================================================

 March 31, 2002                   133,455        91,061       1,683     1,413      227,612        40,781       268,393
 June 30, 2002                    144,143       105,001       1,582     1,462      252,188        44,528       296,716
 September 30, 2002               159,564        90,839       1,463     1,527      253,393        46,860       300,253
 December 31, 2002                138,735        78,483       1,341     1,506      220,065        43,595       263,660
                             ------------------------------------------------------------------------------------------
     Total 2002                   575,897       365,384       6,069     5,908      953,258       175,764     1,129,022
                             ==========================================================================================

 March 31, 2003                   132,172        78,882       1,186     1,487      213,727        45,345       259,072
 June 30, 2003                    142,333        83,749       1,107     1,508      228,697        52,489       281,186
 September 30, 2003               159,439        96,512       1,055     1,514      258,520        55,918       314,438
 December 31, 2003                144,829       107,620       1,013     1,546      255,008        49,553       304,561
                             ------------------------------------------------------------------------------------------
     Total 2003                   578,773       366,763       4,361     6,055      955,952       203,305     1,159,257
                             ==========================================================================================

   --------------------------

   (1) The 2001 Interstate Southbound minutes include traffic that originates and terminates in Washington by us on behalf of an OCC customer.

   All minutes data were taken from our internal billing statistics reports.
   ---------------------------

We entered into a significant business relationship with MCI in 1993 that included the following agreements, among others.

   o We agreed to terminate all Alaska-bound MCI long-distance traffic and MCI agreed to terminate all of our long-distance traffic terminating in the Lower 49 States excluding Washington, Oregon and Hawaii.
   o The parties agreed to share certain communications network resources and various marketing, engineering and operating resources. We also carry MCI's 800, 888, 877 and 866 traffic originating in

      Alaska and terminating in the Lower 49 States and handle traffic for MCI's calling card customers when they are traveling in Alaska.

Concurrently with these agreements, MCI purchased approximately 31% (which represented approximately 9% as of December 31, 2003) of GCI's Common Stock and presently one representative serves on the Board. In conjunction with our acquisition of cable television companies in 1996, MCI purchased an additional two million shares at a premium to the then current market price for $13 million or $6.50 per share. MCI sold 4.5 million shares of GCI Class A common stock in 2002.

Revenues attributed to MCI's message telephone traffic from these agreements (excluding Private Line and other revenues) in 2003, 2002 and 2001 totaled $57.8 million, $54.7 million and $44.8 million, or 14.8%, 14.9% and 12.6% of total revenues, respectively. The contract was amended in March 2001 extending its term five years to March 2006. The amendment reduced the rate to be charged by us for certain traffic over the extended term of the contract.

On July 21, 2002 MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. Chapter 11 allows a company to continue operating in the ordinary course of business in order to maximize recovery for the company's creditors and shareholders.

On July 24, 2003, our contract to provide interstate and intrastate long-distance services to MCI was extended for a minimum of five years to July 2008. The agreement sets the terms and conditions under which we originate and terminate certain types of long-distance and data services in Alaska on MCI's behalf. In exchange for extending the term of this exclusive contract, MCI will receive a series of rate reductions implemented in phases over the life of the contract.

On October 31, 2003, MCI's reorganization plan was approved by the United States Bankruptcy Court. MCI requested in February 2004 that the United States Bankruptcy Court for the Southern District of New York approve a 60-day extension to the February 28, 2004 deadline to emerge from bankruptcy. An extension to the deadline would give MCI time to complete financial filings with the SEC. The financial filings are reported to be the last major task left for MCI to emerge from bankruptcy.

See "Part I -- Item 1 -- Risks Relating to our Business and Operations -- Our significant customer, MCI, is in bankruptcy," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Long-Distance Services Overview" for additional information.

In 1993 we entered into a long-term agreement with Sprint, pursuant to which we agreed to terminate all Alaska-bound Sprint long-distance traffic and Sprint agreed to handle substantially all of our international traffic. Services provided pursuant to the contract with Sprint resulted in message telephone service revenues (excluding Private Line and other revenues) in 2003, 2002 and 2001 of approximately $18.3 million, $23.5 million and $29.7 million, or approximately 4.7%, 6.4% and 8.3% of total revenues, respectively. The contract was amended in March 2002 extending its term five years to March 2007, with two one-year automatic extensions thereafter. The amendment reduces the rate to be charged by us for certain traffic over the extended term of the contract.

With the contracts and amendment described above, we believe that MCI, subject to successful emergence from the bankruptcy process, and Sprint, our two largest customers, will continue to make use of our services during the extended term. MCI was a major customer of our long-distance services industry segment through 2003. Sprint met the threshold for classification as a major customer through 1998, and met the threshold again in 2001.

Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to our carrier customers by their customers. Pricing pressures, new program offerings, revised business plans, and market consolidation continue to evolve in the markets served by our carrier customers. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and we may have to reduce our pricing to respond to competitive pressures. We are unable to predict the effect of such changes on our business; however the loss of one or both of MCI or Sprint as customers, a material adverse change in our relationships with them or a material loss of or reduction in their long-distance customers would have a material adverse effect on our financial position, results of operations or liquidity.

We provide various services to the State of Alaska, BP Alaska, Wells Fargo Bank Alaska, and Alyeska Pipeline Service Company. Although these customers do not meet the threshold for classification as major customers, we do derive significant revenues and gross profit from them. There are no other individual customers, the loss of which would have a material impact on our revenues or gross profit.

We provided broadband, Private Line and Private Network communications products and services, including SchoolAccessTM and rural health Private Line facilities, to 359 commercial and government customers at the end of 2003. These products and services generated approximately 15.9%, 14.8% and 14.1% of total revenues during the years ended December 31, 2003, 2002 and 2001, respectively.

Although we have several agreements to facilitate the origination and termination of international toll traffic, we have neither foreign operations nor export sales See "Part I -- Item 1 -- Business -- Financial Information about our Foreign and Domestic Operations and Export Sales" for more information.

Competition. The long-distance industry is intensely competitive and subject to constant technological change. Competition is based upon price and pricing plans, the type of services offered, customer service, billing services, performance, perceived quality, reliability and availability. AT&T Alascom, as a subsidiary of AT&T, has access to greater financial, technical and marketing resources than we have. Future competitors could also be substantially larger than we are, and have greater financial, technical and marketing resources than we have.

In the long-distance market, we compete against AT&T Alascom, ACS, the Matanuska Telephone Association, and certain smaller rural local telephone carrier affiliates. There is also the possibility that new competitors will enter the Alaska market. In addition, wireless services continue to grow as an alternative to wireline services as a means of reaching customers.

Historically, we have competed in the long-distance market by offering discounts from rates charged by our competitors and by providing desirable packages of services. Discounts have been eroded in recent years due to lowering of prices by AT&T Alascom and entry of other competitors into the long-distance markets we serve. In addition, our competitors have also begun to offer their own packages of services. If competitors lower their rates further or develop more attractive packages of services, we may be forced to reduce our rates or add additional services, which would have a material adverse effect on our financial position, results of operations or liquidity.

Under the terms of the acquisition of Alascom by AT&T Corp., AT&T Alascom rates and services must mirror those offered by AT&T Corp., so changes in AT&T Corp. prices indirectly affect our rates and services. AT&T Corp.'s and AT&T Alascom's interstate prices are regulated under a price cap plan whereby their rate of return is not regulated or restricted. Price increases by AT&T Corp. and AT&T Alascom generally improve our ability to raise prices while price decreases pressure us to follow. We believe we have, so far, successfully adjusted our pricing and marketing strategies to respond to AT&T Corp. and other competitors' pricing practices. However, if competitors significantly lower their rates, we may be forced to reduce our rates, which could have a material adverse effect on our financial position, results of operations or liquidity.

ACS and other LECs have entered the interstate and international long-distance market, and pursuant to RCA authorization, entered the intrastate long-distance market. ACS and other LECs generally lease or buy long-haul capacity on long-distance carriers' facilities to provide their interstate and intrastate long-distance services.

Another carrier completed construction of fiber optic facilities connecting points in Alaska to the Lower 48 States in 1999. The additional fiber system provides direct competition to services we provide on our owned fiber optic facilities, however the fiber system provides an alternative routing path for us in case of a major fiber outage in our systems. This carrier filed for Chapter 11 bankruptcy in 2001 and its assets were sold in 2002. We are currently in the process of constructing the AULP West fiber optic cable system. If successfully completed, it will provide us with owned capacity for route diversity.

In the wireless communications services market, we expect our PCS business license in the future may be used to compete against Dobson Communications Corporation ("Dobson"), ACS, Alaska DigiTel LLC, and resellers of those services in Anchorage and other markets. The wireless communications industry continues to experience significant consolidation. In February 2004 Cingular Wireless was reported to have been successful in its bid to acquire AT&T Wireless for $41 billion, subject to shareholder approval. Dobson acquired its Anchorage wireless properties in a 2003 asset exchange with AT&T Wireless. Dobson has acquired wireless companies and negotiated roaming arrangements that give it a national presence. Mergers and joint ventures in the industry have created large, well-capitalized competitors with substantial financial, technical, marketing and other resources. These competitors may be able to offer nationwide services and plans more quickly and more economically than we can, and obtain roaming rates that are more favorable than those that we obtain. We currently resell Dobson analog and digital cellular services and provide limited wireless local access and Internet services using our own facilities.

Our long-distance services sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sale opportunities. We sell our long-distance communications services through telemarketing, direct mail advertising, door-to-door selling, up-selling by our customer service personnel, and local media advertising.

We expect competition to increase as new technologies, products and services continue to develop. We cannot predict which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services. Our ability to compete successfully will depend on marketing and on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, economic conditions, market and competitor consolidation, and pricing strategies by competitors. To the extent we do not keep pace with technological advances or fail to timely respond to changes in competitive factors in our industry and in our markets we could lose market share or experience a decline in our revenue and net income. Competitive conditions create a risk of market share loss and the risk that customers shift to less profitable lower margin services. Competitive pressures also create challenges to our ability to grow new business or introduce new services successfully and execute on our business plan. Each of our business segments also faces the risk of potential price cuts by our competitors that could materially adversely affect our long-distance segment market share and results of operations.

Cable Services

Industry. The programmed video services industry includes traditional broadcast television, cable television, satellite systems such as DBS, private cable operators, LEC entry, broadband service providers, wireless cable, open video systems, home video sales and rentals, Internet video, and electric and gas utilities. Cable television providers have added non-broadcast programming, utilized improved technology to digitize signals and increase channel capacity, and expanded service markets to include more densely populated areas and those communities in which off-air reception is not problematic. Broadcast television stations including network affiliates and independent stations generally serve the urban centers. One or more local television stations may serve smaller communities. Rural communities may not receive local broadcasting or have cable systems but may receive direct broadcast programming via a satellite dish. More rural communities are receiving local and regional station programming as satellite system providers obtain local and regional programming content.

During the last 50 years, the cable television industry has experienced extensive growth and transformation. From initially offering clear reception of broadcast stations, cable has grown into a broadband provider of video, Internet and voice telephone services, expanding from analog technology to an increasingly digital platform. The National Cable and Telecommunications Association ("NCTA") reports that more than 30% of U.S. cable customers were reported to have subscribed to digital cable television service at the end of 2003.

The 1996 Telecom Act enabled cable television operators to undertake a multiyear upgrade of cable system infrastructure and lead in the transition from an analog platform to a broadband digital platform. Industry progress was made in 2003 to further deploy HDTV, video-on-demand, interactive and other new consumer-driven services that rely on the broadband digital platform.

Cable television operators and programmers began providing HDTV services in 2002. HDTV has been described by some analysts as the most dramatic change for viewers since the introduction of color television. Deployment of HDTV service was reported by the NCTA to have increased approximately 90% during the first 11 months of 2003, reaching 70 million households by December 1, 2003 as compared to 37 million at the end of 2002. In addition, the amount of cable HDTV programming increased steadily, and now comes from a broader programming services group.

The NCTA reported that in December 2002, the consumer electronics and cable industries reached agreement on standards for the creation of digital cable ready equipment for the home. The FCC approved those standards in September 2003 and new sets are becoming available in retail outlets.

The NCTA reported that at December 31, 2003, more than 90% of all cable homes were reported to have been passed by cable plant with a capacity of at least 550MHz, and approximately 90 million cable homes were passed by systems with a capacity of 750MHz or higher. The NCTA reported further that more than 95 million households were reported to have been passed by activated two-way plant at the end of 2003. These upgrades position cable companies to compete more effectively with their DBS competitors.

The growth of DBS is still, in part, attributable to the authority granted to DBS operators to distribute local broadcast television stations in their local markets by the Satellite Home Viewer Improvement Act of 1999 ("SHVIA"). Continued DBS subscriber growth is expected as local programming is offered in more markets. The North American cable TV market was reported by the FCC to have declined in 2003, as former cable subscribers either switched to satellite services or cancelled their cable service. The FCC reports that since the introduction of DBS service, its growth rate has exceeded the growth rate of cable service by double digits in every year except in the year ended June 30, 2003, when DBS growth exceeded cable growth by approximately 9.2%. The NCTA reports that while the number of basic cable TV subscribers decreased approximately 0.2% in 2003, digital cable TV subscriber growth reached 23% during the same period. Analysts believe that cable TV subscriber growth in the future may result from cable television operators' ability to attract new subscribers to their traditional analog video services, and from ongoing deployments of digital video, voice, and data services.

As a converged platform, cable is a viable competitive alternative outside its traditional video space, not only in the broadband space as a competitor with technology such as DSL, but also in traditional telephony services as voice becomes another application that is carried on data centric networks.

The most significant convergence of service offerings over cable plant continues to be the pairing of Internet service with other service offerings. Cable operators continue to build-out the broadband infrastructure that permits them to offer high-speed Internet access. The most popular way to access the Internet over cable is still through the use of a cable modem and personal computer. Virtually all of the major multiple system operators offer Internet access via cable modems in portions of their service areas. Like cable, the DBS industry is developing ways to bring advanced services to their customers. Many MMDS and private cable operators also offer Internet access services. In addition, broadband services providers continue to build advanced systems specifically to offer a bundle of services, including video, voice, and high-speed Internet access. We currently offer high-speed cable modem access in Anchorage, Bethel, Cordova, Juneau, Eielson Air Force Base, Elmendorf Air Force Base, Fairbanks, Fort Richardson, Fort Wainwright, Homer, Kenai, Kodiak, Kotzebue, Nome, North Pole, Palmer, Petersburg, Seward, Sitka, Soldotna, Wasilla, Wrangell, and Valdez.

The cable industry has expanded its competitive offerings to include business and residential telephone services delivered over its fiber optic infrastructure. Cable-delivered telephone service is a natural extension of a network already capable of delivering digital and broadband services and products. Once upgraded to a two-way capability, a cable system can offer telephone service over the same cable line that already carries digital video, high speed Internet, and other advanced services to consumers. Cable operators are beginning to deploy IP telephony in addition to circuit-switched telephony offerings. Circuit-switched service requires large capital expenditures for switching equipment in addition to facility upgrades. Voice over IP is more modular and does not require the large upfront cost needed to deploy circuit-switched service. Voice over IP utilizes the data path already built, and is expected to allow for easy software changes and additions to service packages including innovative combinations of voice, data, and fax services. The NCTA reports that cable-delivered residential telephone service subscribers totaled an estimated 2.5 million through September 2003.

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

Kagan World Media reported that estimated 2003 total cable industry revenue reached $51.3 billion, an estimated 3.8% increase over 2002. Operators face constant pressure to keep rate increases at a minimum. According to the FCC, the average monthly rate for cable services rose 8.2% over the 12-month period ending July 1, 2002. Over the past several years, the FCC reports that operators have averaged annual rate increases in the 5% range. While many public-interest groups and press reports note that cable rates have increased at factors in excess of the general rate of inflation, cable rates are reported to have lagged national inflation on a per channel basis.

The FCC reports that cable operators attributed rate increases to increased programming costs, an increase in the number of video and non-video services offered, system upgrades, and general inflationary pressures. The escalation of programming costs continues to adversely impact the economics of cable operators. Programming costs are reported to be the largest cost item for major system operators, and the fastest growing operating cost item for most. The NCTA reported that, on the basis of financial data supplied to them by nine cable operators, they found that these operators' yearly programming expenses, on a per-subscriber basis, increased from $122 in 1999 to $180 in 2002 -- a 48 percent increase.

The FCC reports that 63.7% of homes passed by cable television facilities were subscribers to cable television services at June 30, 2003. Our overall average penetration of homes passed was 66.4% at December 31, 2003 with individual systems ranging from 51.2% to 85.8%.

In Alaska, cable television was introduced in the 1970s to provide television signals to communities with few or no available off-air television signals and to communities with poor reception or other reception difficulties caused by terrain interference. Since that time, as on the national level, the cable television providers in Alaska have added non-broadcast programming, and DBS providers have added local broadcast programming.

The market for programmed video services in Alaska includes traditional broadcast television, cable television, wireless cable, and DBS systems. Broadcast television stations including network affiliates and independent stations serve the urban centers in Alaska. Eight, six and five broadcast stations serve Anchorage, Fairbanks and Juneau, respectively. In addition, several smaller communities such as Bethel are served by one local television station that is typically a PBS affiliate. Other rural communities without cable systems receive a single state sponsored channel of television by a satellite dish and a low power transmitter.

Advancements in technology, facility upgrades and plant expansions to enable the ongoing migration to digital programming are expected to continue to have a significant impact on cable services in the future. We expect that changing federal, state and local regulations, intense competition, and developing technologies and standards will continue to challenge the industry.

See "Part I -- Item I -- Business, Regulation, Franchise Authorizations and Tariffs -- Cable Services" for more information.

General. We are the largest operator of cable systems in Alaska, serving approximately 134,400 residential, commercial and government basic subscribers at December 31, 2003. Our cable television systems serve 35 communities and areas in Alaska, including the state's four largest urban areas, Anchorage, Fairbanks, the Matanuska-Susitna Valley and Juneau. Our statewide cable systems consist of approximately 2,300 miles of installed cable plant having 330 to 625 MHz of channel capacity.

Products. Programming services offered to our cable television systems subscribers differ by system (all information as of December 31, 2003).

Anchorage and Mat-Su Valley system. The Anchorage and Mat-Su Valley system, which is located in the urban center for Alaska, is fully addressable and offers a basic analog service that includes approximately 18 channels and 2 additional analog tiers offering 39 and 4 channels. This system also carries digital service, offering enhanced picture and audio quality, over 25 digital special interest channels, 45 channels of digital music, 2 channels of HDTV, digital video recorders (beginning in 2004), and over 60 channels of premium and pay-per-view products. Premium services are available either individually or as part of a value package. Commercial subscribers such as hospitals, hotels and motels are charged negotiated monthly service fees. Apartment and other multi-unit dwelling complexes can receive basic service at a negotiated bulk rate with the opportunity for additional services on a tenant pay basis.

Fairbanks, Juneau, Kenai, Soldotna, and Ketchikan systems. These systems offer a basic analog service with 12 to 18 channels and an additional analog tier with 34 to 42 channels. These systems also carry digital service, over 17 special interest channels, 45 channels of digital music, and over 50 channels of premium and pay-per-view products.

Sitka System. This location offers an advanced analog service with a 15 channel basic service, a 37 channel expanded basic service, five channels of premium service, four channels of pay-per-view and 31 music channels.

Other systems. We own systems in the Alaska communities and areas of Bethel, Cordova, Homer, Kodiak, Kotzebue, Nome, Petersburg, Seward, Valdez, and Wrangell. These analog systems offer a basic service with 10 to 15 channels and an expanded basic service with 27 to 42 channels. Several channels of premium service are also available in all systems. Music service is available in Kodiak, Petersburg, Valdez and Wrangell. Pay-per-view is available in Homer, Kodiak, Kotzebue, Nome, Petersburg, Seward and Wrangell.

Facilities. Our cable television businesses are located in Anchorage, Bethel, Chugiak, Cordova, Douglas, Eagle River, Eielson AFB, Elmendorf AFB, Fairbanks, Fort Greely, Fort Richardson, Fort Wainwright, Homer, Juneau, Kachemak, Kenai, Ketchikan, Kodiak, Kodiak Coast Guard Air Station, Kotzebue, Mount Edgecombe, Nome, North Pole, Palmer, Petersburg, Peters Creek, Prudhoe Bay, Saxman, Seward, Sitka, Soldotna, Valdez, Ward Cove, Wasilla, and Wrangell, Alaska. Our facilities include cable plant and head-end distribution equipment. Certain of our head-end distribution centers are co-located with customer service, sales and administrative offices.

Customers. Our cable systems passed approximately 202,200, 196,900 and 192,200 homes at December 31, 2003, 2002 and 2001, respectively, and served approximately 134,400, 136,100 and 132,000 basic subscribers at December 31, 2003, 2002 and 2001, respectively. Revenues derived from cable television services totaled $96.0 million, $88.7 million and $76.6 million in 2003, 2002 and 2001, respectively.

Competition. The 1996 Telecom Act removed barriers to telephone company or LEC entry into the video marketplace to facilitate competition between incumbent cable operators and telephone companies. At the time of the 1996 Telecom Act, it was expected that LECs would compete in the video delivery market and that cable operators would provide local telephone exchange service. The FCC reports that the four largest ILECs have largely exited the video business. A few smaller LECs continue to offer, or are preparing to offer, multi-channel video programming distribution.

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

We expect the potential launch of new satellites, the addition of local stations in 2003, and the changing nature of technology and of the DBS business will result in greater satellite coverage and competition in Alaska.

Our cable television systems face competition from alternative methods of receiving and distributing television signals, including digital video service over telephone lines, wireless and SMATV systems, and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services, Internet services and home video products, including videotape cassette and video disks. Our cable television systems also face competition from potential overbuilds of our existing cable systems by other cable television operators.

Several ILECs in the Lower 48 and the largest ILEC in Alaska have announced marketing arrangements to provide DBS services along with local telephone and other services. Similar arrangements could be extended to other ILECs in the markets we serve in Alaska. In August 2003 DBS service provider EchoStar launched Anchorage local network programming for an additional fee. We will continue to strive to compete effectively by providing, at reasonable prices, a greater variety of communication services than are available off-air or through other alternative delivery sources. Additionally, we believe we offer superior technical performance and responsive community-based customer service.

In November 2003, the ILEC in the Mat-Su Valley launched digital video service over telephone lines in limited areas. Their product offerings and price points are similar to our product offerings.

Competitive forces will be counteracted by offering expanded programming through digital services and by providing high-speed data services. By June 30, 2003, system upgrades were completed to make our systems reverse activated, thus creating the necessary infrastructure to offer cable modem service to greater than 99% of our homes passed. Over the succeeding two years, we expect to establish a digital platform in the majority of our systems. These plant upgrades combined with local broadcast programming are expected to provide an attractive product in comparison to competitive offerings. In 2002, seven-year retransmission agreements were signed with Anchorage broadcasters. These agreements provide for the uplink/downlink of their signals into all our systems, assuring local programming is available for the foreseeable future.

High-speed data access competition takes two primary forms: cable modem access service and DSL service. DSL service allows Internet access to subscribers at data transmission speeds similar to cable modems over traditional telephone lines. Numerous companies, including telephone companies, have introduced DSL service and certain telephone companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. Companies in the Lower 49 States, including telephone companies and ISPs, have asked local, state and federal governments to mandate that cable communications systems operators provide capacity on their cable infrastructure so that these companies and others may deliver Internet services directly to customers over cable facilities. The FCC determined in March 2002 that cable system operators will not be required to provide such "open access" to others. See "Part I -- Item 1 -- Business, Regulation, Franchise Authorizations and Tariffs -- Cable Services" for more information.

Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful to both consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air interactive video and data service that will permit two-way interaction with commercial and educational programming along with informational and data services. LECs and other common carriers also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The FCC has conducted spectrum auctions for licenses to provide PCS, as well as other services. PCS and other services will enable license holders, including cable operators, to provide voice and data services. We own a statewide license to provide PCS in Alaska.

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

Our cable services sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sale opportunities. We sell our cable services through telemarketing, direct mail advertising, door-to-door selling, up-selling by our customer service personnel, and local media advertising.

Advances in communications technology as well as changes in the marketplace are constantly occurring. We cannot predict the effect that ongoing or future developments might have on the communications and cable television industries or on us specifically.

Local Access Services

Industry. The FCC reported that end-user customers obtained local service at June 30, 2003 by means of 156 million ILEC switched access lines, 27 million CLEC switched access lines, and 148 million mobile wireless telephone service subscriptions.

The FCC reported that total CLEC end-user switched access lines increased by 9% during the first half of 2003, from 25 million to 27 million lines. By comparison, total CLEC lines increased by 14% during the preceding six months, from 22 to 25 million lines. For the full twelve month period ending June 30, 2003, CLEC end-user lines increased by 24%. Approximately 15% of the 183 million total end-user switched access lines were reported by CLECs, compared to 11% a year earlier.

The FCC further reported that approximately 62% of reported CLEC switched access lines serve residential and small business customers, compared to approximately 78% of ILEC lines. CLECs reported 12% of total residential and small business switched access lines, compared to 8% a year earlier.

The FCC reported that CLECs reported providing about 18% (a decline from 43% in December 1999) of their switched access lines by reselling the services of other carriers, about 58% (an increase from 24% in December 1999) by means of UNE loops leased from other carriers, and about 23% of switched access lines over their own local loop facilities.

The FCC reports that since December 1999, the percentage of nationwide CLEC switched access lines reported to be provisioned by reselling services has declined steadily, to 18% at the end of June 2003, and the percentage provisioned over UNE loops has grown steadily, to 58% at June 30, 2003. The FCC reported that ILECs provided about 2.2 million switched access lines to unaffiliated carriers on a resale basis at the end of June 2003, down from 2.7 million six months earlier. The FCC reported that ILECS provided 17.2 million unbundled loops (with or without unbundled switching) to unaffiliated carriers at June 30, 2003, up from 14.5 million six months earlier.

UNE loops provided with ILEC switching (UNE-Platform) have increased faster than UNE loops provided without switching. The FCC reported that ILECs provided approximately 27% more UNE loops with switching to unaffiliated carriers at the end of June 2003 than they reported six months earlier (13.0 million compared to 10.2 million) and about 1% fewer UNE loops without switching (about 4.2 million compared to 4.3 million).

The FCC reports that during the first half of 2003, cable-telephony lines increased by 1% to 3 million lines, which constituted approximately 11% of switched access lines provided by CLECs and approximately 2% of total switched access lines. Cable telephony deployments in the U. S. continue to expand using proprietary, circuit switched technology. More hardware has become available that is DOCSIS 1.1 qualified, which provides quality of service necessary for voice services. Cable telephony services continue to expand as cable television operators expand their video, data, and voice service offerings. Industry analysts estimate that worldwide cable telephony subscribers reached 10 million in 2003 and are forecast to rise to over 19 million in 2007, with revenues estimated at $4 billion in 2003 and to rise to over $6 billion in 2007. A significant driver for cable telephony is the bundling of telephony services with existing digital video and high speed data services. We expect to begin deploying a cable telephony solution in the second quarter of 2004 that meets our needs and the needs of our customers.

The communications industry has been weighed down by regulatory uncertainty as a result of successive court reversals of the FCC's core local competition rules. These court actions have left providers with little guidance about the network elements that will be available at regulated cost-based rates and have put at risk current plans of some businesses that were developed based on the challenged rules.

See "Part I -- Item I -- Business, Regulation, Franchise Authorizations and Tariffs -- Local Access Services" for more information.

General. Our local exchange and exchange access services ("local access services") segment entered the local services market in Anchorage in 1997, providing services to residential, commercial, and government users. At December 31, 2003 we could access approximately 92%, 71%, and 48% of Anchorage, Fairbanks, and Juneau area local loops, respectively, from our collocated remote facilities and DLC installations.

Products. Our collocated remote facilities access the ILEC's unbundled network element loops, allowing us to offer full featured, switched-based local service products to both residential and commercial customers, and provide Private Line service products to commercial customers. In areas where we do not have access to ILEC loop facilities, we offer service using total service resale of the ILEC's local service in Anchorage, and either total service resale or UNE platform in Fairbanks and Juneau.

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

Facilities. In Anchorage we utilize a centrally located Lucent 5ESS host switching system, have collocated six remote facilities adjacent to or within the ILEC's local switching offices to access unbundled loop network elements, and have installed a DLC system adjacent to a smaller, seventh ILEC wire center for access to unbundled loop network elements. Remote and DLC facilities are interconnected to the host switch via our diversely routed fiber optic links. Additionally, we provided our own facilities-based services to many of Anchorage's larger business customers through further expansion and deployment of SONET fiber transmission facilities, DLC facilities, and leased HDSL and T-1 facilities.

In Fairbanks and Juneau we employ Lucent Distinctive Remote Module switching systems (5ESS) and have collocated DLC systems adjacent to the ILEC's local switching office and within the ILEC's wire center to access unbundled loop network elements.

Customers. We had approximately 106,100, 96,100 and 79,200 local lines in service from Anchorage, Fairbanks, and Juneau, Alaska subscribers at December 31, 2003, 2002 and 2001, respectively. We began providing local access services in Fairbanks in 2001 and in Juneau in 2002. The 2003 line count consists of approximately 61,900 residential access lines and 36,900 business access lines, including 7,300 Internet service provider access lines. We ended 2003 with market share gains in substantially all market segments.

Revenues derived from local access services in 2003, 2002 and 2001 totaled $39.0 million, $32.1 million and $25.2 million, respectively, representing approximately 10.0%, 8.7% and 7.1% of our total revenues in 2003, 2002 and 2001, respectively.

Competition. In the local access services market the 1996 Telecom Act, judicial decisions, and state legislative and regulatory developments have increased the likelihood that barriers to local telephone competition will be reduced or removed. These initiatives include requirements that ILECs negotiate with entities, including us, to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the ILEC.

The 1996 Telecom Act also provides ILECs with new competitive opportunities. We believe that we have certain advantages over these companies in providing communications services, including awareness by Alaskan customers of the GCI brand-name, our facilities-based communications network, and our prior experience in, and knowledge of, the Alaskan market.

Data obtained from the RCA indicates that there are 23 ILECs and six CLECs certified to operate in the State of Alaska. We compete against ACS, the ILEC in Anchorage, Juneau and Fairbanks, and with AT&T Corp. in the Anchorage service area. AT&T Corp. offers local exchange service only to residential customers through total service resale. We also compete in the business market against TelAlaska Long Distance, Inc. ("TelAlaska") in the Anchorage service area.

ACS, through subsidiary companies, provides local telephone services in Fairbanks and Juneau, Alaska. These ACS subsidiaries are classified as Rural Telephone Companies under the 1996 Telecom Act, which entitles them to an exemption of certain material interconnection terms of the 1996 Telecom Act, until and unless such "rural exemption" is examined and discontinued by the RCA. On October 11, 1999, the RCA issued an order terminating rural exemptions for the ACS subsidiaries operating in the Fairbanks and Juneau markets so that we could compete with these companies in the provision of local telephone service pursuant to the terms of Section 251(c) of the 1996 Telecom Act. These rural exemptions limited the obligation of the ILECs in these markets to provide us access to UNEs at rates under the pricing standard established by the FCC.

Upon appeal by ACS, on December 12, 2003, the Alaska Supreme Court issued a decision in which it reversed the RCA's rural exemption decision on the procedural ground that the competitor, not the incumbent, must shoulder the burden of proof. The Court remanded the matter to the RCA for reconsideration with the burden of proof assigned to us. Additionally, the Court left it to the RCA to decide as a matter of discretion whether to change the state of competition during the remand period. In accordance with the Court's ruling, the RCA has re-opened the rural exemption dockets and scheduled a hearing to commence on April 19, 2004. Additionally, the RCA issued a ruling on January 16, 2004, in which the Commission determined that we can continue to rely on UNEs from ACS to serve our existing customers in Juneau and Fairbanks but that we may not serve new customers through purchase of UNEs pending the completion of the remand proceeding. Until this matter is resolved, we may serve new customers using wholesale resale. The outcome of this proceeding could result in a change in our cost of serving these markets via the facilities of ACS or via wholesale offerings and could adversely impact our ability to offer local telephone service in these markets. We believe it is unlikely that the rural exemptions will be restored in these markets; however, if they are restored, we could be forced to discontinue providing service to residential customers and perhaps to commercial customers in these locations.

We expect further competition in the marketplaces we serve as other companies may receive certifications. The Company expects competition in business customer telephone access, Internet access, DSL and Private Line markets.

We continue to offer local exchange services to substantially all consumers in the Anchorage, Juneau and Fairbanks service areas, primarily through our own facilities and unbundled local loops leased from ACS.

Our local services sales efforts continue to focus on increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sale opportunities. We sell our local services through telemarketing, direct mail advertising, up selling by our customer service personnel, and door-to-door selling.

You should see "Part I -- Item 1 -- Business, Regulation, Franchise Authorizations and Tariffs -- Communications Operations" for more information.

Internet Services

Industry. The Internet continues to expand at a significant rate. The Internet Systems Consortium reports that approximately 233 million web sites were hosted at the end of January 2004, an increase of 35% from 172 million at the end of January 2003. The FCC reports that the percent of U. S. households with a computer grew from 39% in 1997 to 56% in 2001, and that the percent of households with Internet access increased from 19% to 50% during the same period.

Dial-up Internet service continues to be the most widely used method to access the Internet. As of year-end 2003, an estimated 57% of U. S. Internet connected households were reported by Nielsen//NetRatings to access the Internet using dial-up modems. Growth in the proportion of households accessing the Internet with broadband connections has accelerated and is expected to exceed dial-up modem access within several years. We believe high-speed Internet access will likely become the dominant access method for residential Internet users as broadband becomes more widely available, more flexibly priced, and as new kinds of entertainment, content and services emerge. Jupiter Research estimate that 50% of all United States Internet homes are forecast to use broadband connections by 2008.

The FCC reported that high-speed lines (those that provide services at speeds exceeding 200 kbps in at least one direction) connecting homes and businesses to the Internet increased by 23% during the second half of 2002, from 16.2 million to 19.9 million lines, compared to a 27% increase, from 12.8 million to 16.2 million lines, during the first half of 2002. Approximately 17.4 million of the
19.9 million total lines served residential and small business subscribers, a 24% increase from the 14.0 million lines reported six months earlier.

The FCC further reported that of the 19.9 million high-speed lines, 13.0 million provided advanced services, i.e., services at speeds exceeding 200 kbps in both directions. Advanced services lines increased 24% from 10.4 million lines to
13.0 million lines during the second half of 2002. Advanced services lines increased 41% from 7.4 million to 10.4 million lines during the first half of 2002. Approximately 10.8 million of the 13.0 million advanced services lines served residential and small business subscribers.

Cable modem Internet access continues to be the primary means of accessing the Internet in the United States over broadband networks. Industry analysts believe that a cable network upgrade is more efficient than is a DSL network upgrade, largely because of the individual local loops that must be provisioned for DSL, with central office proximity a severe mitigating factor. In contrast, cable networks are upgraded into smaller discrete nodes. Less costly and more efficient upgrades required for cable modem usage lead to greater scalability. Analysts believe that cable operators have more incentive to upgrade networks and have potentially higher returns due to the potential for new sources of revenue from digital cable, telephony and other products that are made possible from such upgrades.

DSL is the most significant broadband competitor to cable modem service, with an estimated 7 million United States subscribers through June 2003 according to FCC reports. Despite intense competition from DSL service providers, cable's offering of high-speed Internet access was reported by the FCC to have experienced customer growth of almost 19% during the first six months of 2003. The FCC reports that United States cable modem subscribers totaled an estimated
13.8 million through June 2003 as compared to 3.7 million in 2000. The FCC reported that high-speed asymmetric DSL lines in service increased by 19% during the first half of 2003, from 6.5 million to 7.7 million lines, compared to a 27% increase, from nearly 5.1 million to 6.5 million lines, during the preceding six months.

Satellite technologies currently have less than one percent of the market and are not expected to appreciably increase market share over the next several years.

Industry analysts believe that broadband deployment will continue to bring valuable new services to consumers and advance many other objectives, such as improving education advancing economic opportunities. With an estimated 73 million cable households in the United States and an estimated 57 million households owning a computer, broadband cable Internet access growth is expected to continue as new advanced services are deployed.

As state and local governments attempt to increase funding sources for their programs, taxes on Internet access continue to be debated and proposed. The Internet Tax Freedom Act was enacted in 1998 but expired in October 2001. A similar bill extended the moratorium until November 2003. A new bill (H.R. 49) is under review by the House of Representatives to permanently extend the tax moratorium. A similar bill (S. 52) is under review by the Senate Committee on Commerce, Science, and Transportation. The bills would make permanent the moratorium on taxes on Internet access, regardless of the speed of that access, and on multiple or discriminatory taxes on electronic commerce. Analysts believe that keeping the Internet free of such taxes will create an environment for innovation and will ensure that electronic commerce will remain a vital and growing part of the economy of the United States.

See "Part I -- Item I -- Business, Regulation, Franchise Authorizations and Tariffs -- Internet Services" for more information.

General. Our Internet services division entered the Internet services market in 1998, providing retail services to residential, commercial, and government users and providing wholesale carrier services to other ISPs. We were the first provider in Anchorage to offer commercially available DSL products.

Products. We primarily offer three types of Internet access for residential use: dial-up, fixed wireless and high-speed cable modem Internet access. Our residential high-speed cable modem Internet service offers up to 2.4 Mbps access speeds as compared with up to 56 kbps access through standard copper wire dial-up modem access. Our fixed wireless offers low speed 64 kbps and higher speed 256 kbps versions. We provide 24-hour customer service and technical support via telephone or online. The entry-level cable modem service also offers free data transfer up to one gigabyte per month at a rate of 64 Kbps and can be connected 24-hours-a-day, 365-days-a-year, allowing for real-time information and e-mail access. This product acts as a dialup replacement and upgrade since it is always connected and provides more efficient data transfer. Cable modems use our coaxial cable plant that provides cable television service, instead of the traditional ILEC copper wire. Coaxial cable has a much greater carrying capacity than telephone wire and can be used to simultaneously deliver both cable television (analog or digital) and Internet access services.

At the end of 2003 we launched a plan to increase the speed of our entry level broadband cable modem level service from 384 kbps to 512 kbps for new and current customers. The project was completed in January 2004. We also adjusted the speed including data transfer for all of our cable modem packages to meet the demand for higher speed access. Additional cable modem service packages tailored to both heavy residential and commercial Internet users are also available.

We currently offer several Internet service packages for commercial use: dial-up access, DSL, T-1 and fractional T-1 leased line, frame relay, multi-megabit and high-speed cable modem Internet access. Our business high-speed cable modem Internet service offers access speeds ranging from 512 kbps to 2.4 Mbps, free monthly data transfers of up to 30 gigabytes and free 24-hour customer service and technical support. Our DSL offering can support speeds of up to 768 kbps over the same copper line used for phone service. Business services also include a personalized web page, domain name services, and e-mail addressing.

We also provide dedicated access Internet service to commercial and public organizations in Alaska. We offer a premium service and currently support many of the largest organizations in the state such as Conoco Phillips Alaska, the State of Alaska and the Anchorage School District. We have hundreds of other enterprise customers, both large and small, using this service.

Bandwidth is made available to our Internet segment through our AULP undersea fiber cable system and our Galaxy XR transponders. Our Internet offerings are coupled with our long-distance, cable television, and local services offerings and provide free basic Internet services (both dialup and cable modem access) if certain plans are selected. Value-added Internet features are available for additional charges.

We provide Internet access for schools and health organizations using a platform including many of the latest advancements in technology. Services are delivered through a locally available circuit, our existing lines, and/or satellite earth stations.

Facilities. The Internet is an interconnected global public computer network of tens of thousands of packet-switched networks using the Internet protocol. The Internet is effectively a network of networks routing data throughout the world. We provide access to the Internet using a platform that includes many of the latest advancements in technology. The physical platform is concentrated in Anchorage and is extended into many remote areas of the state. Our Internet platform includes the following:

   o Our Anchorage facilities are connected to multiple Internet access points in Seattle through multiple, diversely routed networks.
   o We use multiple routers on each end of the circuits to control the flow of data and to provide resiliency.
   o Our Anchorage facility consists of routers, a bank of servers that perform support and application functions, database servers providing authentication and user demographic data, layer 2 gigabit switch fabrics for intercommunications and broadband services (cable modem and DSL), and access servers for dial-in users.
   o SchoolAccess(TM) Internet service delivery to over 210 schools in rural Alaska and 30 schools in Montana, New Mexico and Arizona is accomplished by three variations on primary delivery systems:
          o In communities where we have terrestrial interconnects or provide existing service over regional earth stations, we have configured intermediate distribution facilities. Schools that are within these service boundaries are connected locally to one of those facilities.
          o In communities where we have extended communications services via our DAMA earth station program, SchoolAccessTM is provided via a satellite circuit to an intermediate distribution facility at the Eagle River Earth Station.
          o In communities or remote locations where we have not extended communications services, SchoolAccessTM is provided via a dedicated (usually on premise) DAMA VSAT satellite station. The DAMA connects to an intermediate distribution facility located in Anchorage.

Dedicated Internet access is delivered to a router located at the service point. Our Internet management platform constantly monitors this router; continual communications are maintained with all of the routers in the network. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance. The management platform has the capability to remotely access routers, permitting changes in router configuration without the need to physically be at the service point. This management platform allows us to offer outsourced network monitoring and management services to commercial businesses. Many of the largest commercial networks in the State of Alaska use this service, including the state government.

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

Customers. We had approximately 95,700, 89,500 and 72,700 total active residential and commercial Internet subscribers at December 31, 2003, 2002 and 2001, respectively. Included in these totals were approximately 46,000, 36,200 and 26,500 active residential and commercial cable modem Internet subscribers at December 31, 2003, 2002 and 2001, respectively. Revenues derived from Internet services totaled $19.8 million, $15.6 million and $12.0 million, in 2003, 2002 and 2001, respectively, representing approximately 5.1%, 4.2% and 3.4% of our total revenues in 2003, 2002 and 2001, respectively.

Our Internet services sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature upsale opportunities. We sell our Internet services through telemarketing, direct mail advertising, door-to-door selling, up selling by our customer service and technical support personnel, and local media advertising.

Competition. The Internet industry is highly competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, service packages, the types of services offered, the technologies used, customer service, billing services, perceived quality, reliability and availability. As of December 31, 2003, we competed with more than seven Alaska based Internet providers, and competed with other domestic, non-Alaska based providers that provide national service coverage. Several of the providers have substantially greater financial, technical and marketing resources than we do.

ACS and other Alaska telephone service providers are providing competitive high-speed DSL services over their telephone lines in direct competition with our high-speed cable modem service. DBS providers and others provide wireless high speed Internet service in competition with our high-speed cable modem services. Competitive local fixed wireless providers are providing service in certain of our markets.

Niche providers in the industry, both local and national, compete with certain of our Internet service products, such as web hosting, list services and email.

Marketing and Sales

Our marketing and sales strategy hinges on our ability to leverage (i) our unique position as an integrated provider of multiple communications, Internet and cable services, (ii) our well-recognized and respected brand name in the Alaskan marketplace and (iii) our leading market positions in long-distance, Internet and cable television services. By continuing to pursue a marketing strategy that takes advantage of these characteristics, we believe we can increase our residential and commercial customer market penetration and retention rates, increase our share of our customers' aggregate voice, video and data services expenditures and achieve continued growth in revenues and operating cash flow.

Environmental Regulations

We may undertake activities that, under certain circumstances may affect the environment. Accordingly, they are subject to federal, state, and local regulations designed to preserve or protect the environment. The FCC, the Bureau of Land Management, the United States Forest Service, and the National Park Service are required by the National Environmental Policy Act of 1969 to consider the environmental impact before the commencement of facility construction.

We believe that compliance with such regulations has no material effect on our consolidated operations. The principal effect of our facilities on the environment would be in the form of construction of facilities and networks at various locations in Alaska and between Alaska, Seattle, Washington, and Warrenton, Oregon. Our facilities have been constructed in accordance with federal, state and local building codes and zoning regulations whenever and wherever applicable. Some facilities may be on lands that may be subject to state and federal wetland regulation.

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

Our Alaska United projects consist, in part, of deploying land-based and undersea fiber optic cable facilities between Anchorage, Juneau, Seward, Valdez, and Whittier, Alaska, Seattle, Washington, and Warrenton, Oregon. The engineered routes pass over wetlands and other environmentally sensitive areas. We believe our construction methods used for buried cable have a minimal impact on the environment. The agencies, among others, that are involved in permitting and oversight of our cable deployment efforts are the United States Army Corps of Engineers, The National Marine Fisheries Service, United States Fish & Wildlife, United States Coast Guard, National Oceanic and Atmospheric Administration, Alaska Department of Natural Resources, and the Alaska Office of the Governor-Governmental Coordination. We are unaware of any violations of federal, state or local regulations or permits pertaining to preservation or protection of the environment.

In the course of operating the cable television and communications systems, we have used various materials defined as hazardous by applicable governmental regulations. These materials have been used for insect repellent, locate paint and pole treatment, and as heating fuel, transformer oil, cable cleaner, batteries, diesel fuel, and in various other ways in the operation of those systems. We do not believe that these materials, when used in accordance with manufacturer instructions, pose an unreasonable hazard to those who use them or to the environment.

Patents, Trademarks and Licenses

We do not hold patents, franchises or concessions for communications services or local access services. We do hold registered service marks for the DigistarTM logo and letters GCITM, and for the term SchoolAccessTM. The Communications Act of 1934 gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communications. We hold licenses through our long-distance services industry segment for our satellite and microwave transmission facilities for provision of long-distance services.

We acquired a license for use of a 30-MHz block of spectrum for providing PCS services in Alaska. We are required by the FCC to provide adequate broadband PCS service to at least two-thirds of the population in our licensed areas within 10 years of being licensed. The PCS license has an initial duration of 10 years. At the end of the license period, a renewal application must be filed. We believe renewal will generally be granted on a routine basis upon showing of compliance with FCC regulations and continuing service to the public. Licenses may be revoked and license renewal applications may be denied for cause. We expect to renew the PCS license for an additional 10-year term under FCC rules.

We acquired a LMDS license in 1998 for use of a 150-MHz block of spectrum in the 28 GHz Ka-band for providing wireless services. The LMDS license has an initial duration of 10 years. Within 10 years, licensees will be required to provide "substantial service" in their service regions. Our operations may require additional licenses in the future.

Earth stations are licensed generally for 15 years. The FCC also issues a single blanket license for a large number of technically identical earth stations (e.g., VSATs).

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

Communications Operations

General. We are subject to regulation by the FCC and by the RCA as a non-dominant provider of long-distance services. We file tariffs with the FCC for interstate access and operator services, and limited international long-distance services, subject to the FCC's mandatory detariffing policies, and with the RCA for intrastate service. Such tariffs routinely become effective without intervention by the FCC, RCA or other third parties since we are a non-dominant carrier. Military franchise requirements also affect our ability to provide communications and cable television services to military bases.

The 1996 Telecom Act preempts state statutes and regulations that restrict the provision of competitive local communications services. State commissions can, however, impose reasonable terms and conditions upon the provision of communications services within their respective states. Because we are authorized to offer local access services, we are regulated as a CLEC by the RCA. In addition, we are subject to other regulatory requirements, including certain requirements imposed by the 1996 Telecom Act on all LECs, which requirements include permitting resale of LEC services, local number portability, dialing parity, and reciprocal compensation.

As a PCS and LMDS licensee, we are subject to regulation by the FCC, and must comply with certain build-out and other conditions of the license, as well as with the FCC's regulations governing the PCS and LMDS services (described above). On a more limited basis, we may be subject to certain regulatory oversight by the RCA (e.g., in the areas of consumer protection), although states are not permitted to regulate the rates or entry of PCS, LMDS and other commercial wireless service providers. PCS and LMDS licensees may also be subject to regulatory requirements of local jurisdictions pertaining to, among other things, the location of tower facilities.

Rural Exemption. ACS, through subsidiary companies, provides local telephone services in Fairbanks and Juneau, Alaska. These ACS subsidiaries are classified as Rural Telephone Companies under the 1996 Telecom Act, which entitles them to an exemption of certain material interconnection terms of the 1996 Telecom Act, until and unless such "rural exemption" is examined and discontinued by the RCA. On October 11, 1999, the RCA issued an order terminating rural exemptions for the ACS subsidiaries operating in the Fairbanks and

Juneau markets so that we could compete with these companies in the provision of local telephone service pursuant to the terms of Section 251(c) of the 1996 Telecom Act. These rural exemptions limited the obligation of the ILECs in these markets to provide us with access to unbundled network elements at rates under the pricing standard established by the FCC. Upon appeal by ACS, on December 12, 2003, the Alaska Supreme Court issued a decision in which it reversed the RCA's rural exemption decision on the procedural ground that the competitor, not the incumbent, must shoulder the burden of proof. The Court remanded the matter to the RCA for reconsideration with the burden of proof assigned to us. Additionally, the Court left it to the RCA to decide as a matter of discretion whether to change the state of competition during the remand period. In accordance with the Court's ruling, the RCA has re-opened the rural exemption dockets and scheduled a hearing to commence on April 19, 2004. Additionally, the RCA issued a ruling on January 16, 2004, in which the Commission determined that we can continue to rely on unbundled network elements from ACS to serve our existing customers in Juneau and Fairbanks but that we may not serve new customers through purchase of unbundled network elements pending the completion of the remand proceeding. Until this matter is resolved, we may serve new customers using wholesale resale. The outcome of this proceeding could result in a change in our cost of serving these markets via the facilities of the ILEC or via wholesale offerings and could adversely impact our ability to offer local telephone service in these markets. We believe it is unlikely that the rural exemptions will be restored in these markets; however, if they are restored, we could be forced to discontinue providing service to residential customers and perhaps to commercial customers in these locations.

Access Fees. The FCC regulates the fees that local telephone companies charge long-distance companies for access to their local networks. In 2001, the FCC adopted a plan to restructure access charges for rate-of-return regulated carriers, which has the effect of shifting certain charges from IXCs to end users. The FCC is continuing to monitor the access charge regime and could consider other proposals that would restructure and could reduce access charges. Changes in the access charge structure or the introduction of new technologies that are not subject to the access charge structure could fundamentally change the economics of some aspects of our business.

Access to Unbundled Network Elements. The United States Court of Appeals for the Circuit of the District of Columbia heard argument on January 28, 2004 on appeal of the FCC's Triennial Review Order, in which the FCC reviewed its regulations governing access that ILECs must make available to competitors to unbundled network elements pursuant to Section 251(c) of the 1996 Telecom Act. On March 2, 2004, the Court issued a decision affirming in part, vacating in part, and remanding in part the FCC's Order. In addition, the RCA is in the process of reviewing in a separate proceeding the extent to which ACS may not be required to continue offering access to certain unbundled network elements, in accordance with guidelines established by the FCC in the Triennial Review Order. This RCA decision is expected by July 2, 2004. We cannot predict the extent to which further appeals of the March 2, 2004 decision or the decision itself will affect the pending RCA proceeding. In addition, the outcome of either further court appeals or the regulatory proceeding could result in a change in our cost of serving new and existing markets via the facilities of the ILEC or via wholesale offerings. The ability to obtain unbundled network elements is an important element of our local access services business, and we believe that the FCC's actions in this area have generally been positive. However, we cannot predict the extent to which the existing rules will be sustained in the face of additional legal action and the scope of the rules that are yet to be determined by the FCC.

The FCC has pending a notice of proposed rulemaking in which it is currently reviewing its pricing standard that governs the rates ILECs may charge competitors for access to unbundled network elements. The outcome of this regulatory proceeding could result in a change in our cost of serving new and existing markets via the facilities of the ILEC or via wholesale offerings. Recurring and non-recurring charges for telephone lines and other unbundled network elements may increase based on the rates proposed by the ILECs and approved by the RCA from time to time, which could have an adverse effect on our financial position, results of operations or liquidity.

We are currently involved in arbitration to revise the rates, terms, and conditions that govern GCI's access to unbundled network elements in Anchorage, and a RCA decision is pending. In addition, the proceeding to arbitrate revised rates, terms, and conditions to govern GCI's access to unbundled network elements in

Fairbanks and Juneau is being held in abeyance, pending the RCA's decision in the Anchorage arbitration. We have been largely successful in the prior arbitration proceedings as to the material terms, including prices and technical issues; however, the RCA's decisions in these proceedings could result in a change in our costs of serving new and existing markets via the facilities of the ILEC or via wholesale offerings.

Critics continue to ask Congress to modify, if not altogether rework, the 1996 Telecom Act, citing the level of competition in the local phone and broadband sectors. There is a lack of consensus on what changes are needed, however, or who is to blame for the 1996 Telecom Act's perceived failures. Loosened regulations on ILECs that control bottleneck facilities could diminish CLEC local phone competition.

Universal Service. We have qualified under FCC regulations as a competitive "eligible telecom carrier," or ETC, with respect to our provision of local telephone service in Anchorage, Fairbanks, and Juneau. ETCs are entitled to receive subsidies paid by the Universal Service Fund. If we do not continue to qualify for this status in Anchorage, Fairbanks and/or Juneau, or if we do not qualify for this status in other rural areas where we propose to offer new services, we would not receive this subsidy and our net cost of providing local telephone services in these areas would be materially adversely affected.

In addition, the FCC has referred issues concerning the designation of ETCs, portability of support, and the basis for calculating support to a Federal-State Joint Board on Universal Service. On February 27, 2004, the Joint Board issued a recommendation on which the FCC will have 12 months to act. The FCC's decision in this proceeding could affect the subsidy and result in a change in our net costs of providing local telephone services in new and existing markets.

Local Regulation. We may be required to obtain local permits for street opening and construction permits to install and expand our networks. Local zoning authorities often regulate our use of towers for microwave and other communications sites. We also are subject to general regulations concerning building codes and local licensing. The 1996 Telecom Act requires that fees charged to communications carriers be applied in a competitively neutral manner, but there can be no assurance that ILECs and others with whom we will be competing will bear costs similar to those we will bear in this regard.

Cable Services Operations

General. The FCC has adopted rules that will require cable operators to carry the digital signals of broadcast television stations. However, the FCC has decided that cable operators should not be required to carry both the analog and digital services of broadcast television stations while broadcasters are transitioning from analog to digital transmission. Carrying both the analog and digital services of broadcast television stations would consume additional cable capacity. As a result, a requirement to carry both analog and digital services of broadcast television stations could require the removal of popular programming services with materially adverse results for cable operators, including us. Should the FCC mandate dual carriage, we will carry the broadcast signals in both analog and digital formats.

Subscriber Rates. In Alaska, the RCA is the local franchising authority certified to regulate basic cable rates. Under state law, however, the cable television service is exempt from regulation unless subscribers petition the state commission for regulation under the procedures set forth in AS 42.05.712. At present, the only community where regulation of the basic rate occurs is in Juneau.

FCC regulations govern rates that may be charged to subscribers for regulated services. The FCC uses a benchmark methodology as the principal method of regulating rates. Cable operators are also permitted to justify rates using a cost-of-service methodology, which contains a rebuttable presumption of an industry-wide 11.25% rate of return on an operator's allowable rate base. Cost-of-service regulation is a traditional form of rate regulation, under which a company is allowed to recover its costs of providing the regulated service, plus a reasonable profit. Franchising authorities are empowered to regulate the rates charged for monthly basic service, for additional outlets and for the installation, lease and sale of equipment used by subscribers to receive the basic cable service tier, such as converter boxes and remote control units. The FCC's rules require franchising authorities to regulate these rates based on actual cost plus a reasonable profit, as defined by the

FCC. Cable operators required to reduce rates may also be required to refund overcharges with interest. The FCC has also adopted comprehensive and restrictive regulations allowing operators to modify their regulated rates on a quarterly or annual basis using various methodologies that account for changes in the number of regulated channels, inflation and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations. We cannot predict whether the FCC will modify these "going forward" regulations in the future.

Cable System Delivery of Internet Service. Although there is at present no significant federal regulation of cable system delivery of Internet services, and the FCC has issued several reports finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services and as a result of legislative, regulatory and judicial developments.

In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers.

Recently, in an October 6, 2003 decision, the United States Court of Appeals for the Ninth Circuit reversed an FCC decision defining high-speed Internet over cable as an "information service" not subject to local cable-franchise fees, like cable service is, or any explicit requirements for "open access," as communications service is. Rehearing by the full panel has been requested. If Internet access requirements are imposed on cable operators, it could burden the capacity of cable systems and complicate our own plans for providing expanded Internet access services. These access obligations could adversely affect our financial position, results of operations or liquidity.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or to negotiate for "retransmission consent" to carry the station.

The FCC decided against imposition of dual digital and analog must carry in a January 2001 ruling. The ruling resolved a number of technical and legal matters, and clarified that a digital-only television station, commercial or non-commercial, can immediately assert its right to carriage on a local cable system. The FCC also said that a television station that returns its analog spectrum and converts to digital operations must be carried by local cable systems. At the same time, however, it initiated further fact gathering that ultimately could lead to a reconsideration of the conclusion.

Satellite Home Viewer Improvement Act of 1999. A major change introduced by the SHVIA was a "local into local" provision allowing satellite carriers, for the first time, to retransmit the signals of local television stations by satellite back to viewers in their local markets. The intent was to promote multichannel video competition by removing the prohibition on satellite retransmission of local signals, which cable operators already offered to their subscribers under the must-carry/retransmission consent scheme of regulation described above. Congress is considering reauthorization of this act, including possible changes to its requirements. We cannot predict at this time the outcome of this review, its impact on the industries in which we operate, or its impact on us.

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. The Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires such programmers to sell their programming to other multichannel video distributors. The current prohibition extends until October 5, 2007.

Franchise Procedures. The 1984 Cable Act contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. The 1992 Cable Act made several changes to the renewal process that could make it easier for a franchising authority to deny renewal. Moreover, even if the franchise is renewed, the franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. We believe that we have generally met the terms of our franchises and have provided quality levels of service. Furthermore, our franchises are issued by the state public utility commission (the RCA) and do not require periodic renewal.

Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose certain substantive franchise requirements (e.g. access channels, universal service and other technical requirements). These decisions have been inconsistent and, until the United States Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

Pole Attachment. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. This formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing communications services, including cable operators.

The RCA has largely retained the existing pole attachment formula that has been in state regulation since 1987. This formula could be subject to further revisions upon petition to the RCA. We cannot predict at this time the outcome of any such proceedings.

Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The United States Copyright Office adopted an industry agreement providing for an increase in the copyright royalty rates. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

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

Other Statutory and FCC Provisions. The Communications Act includes provisions, among others, concerning customer service, subscriber privacy, marketing practices, equal employment opportunity, regulation of technical standards and equipment compatibility.

The FCC has various rulemaking proceedings pending implementing the 1996 Telecom Act; it also has adopted regulations implementing various provisions of the 1992 Cable Act and the 1996 Telecom Act that are the subject of petitions requesting reconsideration of various aspects of its rulemaking proceedings. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

Other Regulations of the FCC. The FCC has previously initiated an inquiry to determine whether the cable industry's future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry is another indication of regulatory concern regarding control over cable capacity. In addition, other bills and administrative proposals pertaining to cable communications are introduced in Congress from time to time or have been considered by other governmental bodies over the past several years. It is possible that Congress and other governmental bodies will make further attempts to regulate cable communications services.

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

Internet Operations

General. With significant growth in Internet activity and commerce over the past several years the FCC and other regulatory bodies have been challenged to develop new models that allow them to achieve the public policy goals of competition and universal service. Many aspects of regulation and coordination of Internet activities and traffic are evolving and are facing unclear regulatory futures. Changes in regulations and in the regulatory environment, including changes that affect communications costs or increase competition from ILECs or other communications services providers, could adversely affect the prices at which we sell ISP services.

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

Given the absence of clear statutory guidance, the FCC must determine whether it has the authority or the obligation to exercise regulatory jurisdiction over specific Internet-based activities, or to decline from doing so under the appropriate standards.

FCC Regulations. The FCC does not regulate the prices charged by ISPs or Internet backbone providers. However, the vast majority of users connect to the Internet over facilities of existing communications carriers. Those communications carriers are subject to varying levels of regulation at both the federal and the state level. Thus, regulatory decisions exercise a significant influence over the economics of the Internet market. There are pending complaints and proceedings at the FCC that may affect access charges, compensation and other aspects of Internet service, and we cannot predict the effect or outcome of such proceedings.

Financial Information about our Foreign and Domestic Operations and Export Sales

Although we have several agreements to help originate and terminate international toll traffic, we do not have foreign operations or export sales. We conduct our operations throughout the western contiguous United States and Alaska and believe that any subdivision of our operations into distinct geographic areas would not be meaningful. Revenues associated with international toll traffic were $2.9 million, $3.5 million and $4.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Backlog of Orders and Inventory

As of December 31, 2003 and 2002, our long-distance services segment had a backlog of Private Line orders of approximately $271,000 and $318,000, respectively, which represents recurring monthly charges for Private Line and broadband services. As of December 31, 2003 and 2002, we had a backlog of equipment sales orders of approximately $745,000 and $601,000, respectively for services included in the All Other category described in note 13 to the "Notes to Consolidated Financial Statements" included in Part II of this Report. The increase in backlog as of December 31, 2003 can be attributed to increased outstanding sales orders at December 31, 2003 as compared to 2002. We expect that all of the Private Line orders and equipment sales in backlog at the end of 2003 will be delivered during 2004.

Geographic Concentration and Alaska Economy

We offer voice and data communications and video services to customers primarily in the State of Alaska. Because of this geographic concentration, growth of our business and operations depend upon economic conditions in Alaska. The economy of the State of Alaska is dependent upon natural resource industries, in particular oil production, as well as investment earnings (including earnings from the State of Alaska Permanent Fund), tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. Oil revenues are now the second largest source of state revenues, following funds from federal sources. The economic stagnation in the Lower 48 States appears to have dampened demand for services provided by our large common carrier customers. To the extent that these customers experience reduced demand for traffic destined for and originating in Alaska, it could adversely affect our common carrier traffic and associated revenues. See "Part I -- Item 1 -- Business -- Risks Relating to Our Business and Operations -- Our business is currently geographically concentrated in Alaska," and "Part II -- Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about the effect of geographic concentration and the Alaska economy on us.

Factors That May Affect Our Business and Future Results

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially and adversely affect our business, financial position, results of operations or liquidity.

Risks Relating to Our Business and Operations

We face competition that may reduce our market share and harm our financial performance.

There is substantial competition in the communications industry. The traditional dividing lines between long-distance telephone, local telephone, wireless telephone, Internet, and video services are increasingly becoming blurred. Through mergers and various service integration and product bundling strategies, major providers are striving to provide integrated communications services offerings within and across geographic markets.

We expect competition to increase as a result of the rapid development of new technologies, products and services. We cannot predict which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services. Our ability to compete successfully will depend on marketing and on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, economic conditions and pricing strategies by competitors. To the extent we do not keep pace with technological advances or fail to timely respond to changes in competitive factors in our industry and in our markets, we could lose market share or experience a decline in our revenue and net income. Competitive conditions create a risk of market share loss and the risk that customers shift to less profitable lower margin services. Competitive pressures also create challenges for our ability to grow new businesses or introduce new services successfully and execute our business plan. Each of our business segments also faces the risk of potential price cuts by our competitors that could materially adversely affect our market share and gross margins.

Long-distance services. The long-distance industry is intensely competitive and subject to constant technological change. Competition is based upon price and pricing plans, the type of services offered, customer service, billing services, performance, perceived quality, reliability and availability. Current or future competitors could be substantially larger than we are, or have greater financial, technical and marketing resources than we do.

In the long-distance market, we compete against AT&T Alascom, ACS, the Matanuska Telephone Association and certain smaller rural local telephone carrier affiliates. There is also the possibility that new competitors will enter the Alaska market. In addition, wireless services continue to grow as an alternative to wireline services as a means of reaching customers.

Historically, we have competed in the long-distance market by offering discounts from rates charged by our competitors and by providing desirable packages of services. Discounts have been eroded in recent years due to lowering of prices by AT&T Alascom and entry of other competitors into the long-distance markets we serve. In addition, our competitors offer their own packages of services. If competitors lower their rates further or develop more attractive packages of services, we may be forced to reduce our rates or add additional services, which would have a material adverse effect on our financial position, results of operations or liquidity.

Cable Services. Our cable television systems face competition from alternative methods of receiving and distributing television signals, including DBS and digital video over telephone lines, and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services, Internet services and home video products, including videotape cassettes and video disks. Our cable television systems also face competition from potential overbuilds of our existing cable systems by other cable television operators and alternative methods of receiving and distributing television signals. The extent to which our cable television systems are competitive depends, in part, upon our ability to provide quality programming and other services at competitive prices.

Our greatest source of competition for video services comes from the DBS industry. We also are subject to digital video over telephone line competition in the Mat-Su Valley. With the addition of Anchorage local broadcast stations, increased marketing, ILEC and DBS alliances, and emerging technologies creating new opportunities, competition from these sources has increased and will likely continue to increase. The resulting increase in competition may adversely affect our market share and results of operations from our cable television segment.

Local Telephone Services. In the local telephone market, we compete against ACS, the ILEC, in Anchorage, Juneau and Fairbanks. We also complete against AT&T Alascom and TelAlaska in Anchorage. We may provide local telephone service in other locations in the future where we would face other competitors. In the local telephone services market, the 1996 Telecom Act, judicial decisions and state legislative and regulatory developments have increased the likelihood that barriers to local telephone competition will be substantially reduced or removed. These initiatives include requirements that LECs negotiate with entities, including us, to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the ILEC. We have been able to obtain interconnection, access and related services from the LECs at rates that allow us to offer competitive services. However, if we are unable to continue to obtain these services and access at acceptable rates, our ability to offer local telephone services, and our revenues and net income, could be materially adversely affected. To date, we have been successful in capturing a significant portion of the local telephone market in the locations where we are offering these services. However, there can be no assurance that we will continue to be successful in attracting or retaining these customers.

Internet Services. The Internet industry is highly competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, service packages, the types of services offered, the technologies used, customer service, billing services, perceived quality, reliability and availability. We compete with several Alaska-based Internet providers and other domestic, non-Alaska based providers. Several of the providers have substantially greater financial, technical and marketing resources than we do.

ACS and other Alaska telephone service providers are providing competitive high-speed Internet access over their telephone lines in direct competition with our high-speed cable modem service. DBS providers and others also provide wireless high-speed Internet service in competition with our high-speed cable modem services. Competitive local fixed wireless providers are providing service in certain of our markets.

Niche providers in the industry, both local and national, compete with certain of our Internet service products, such as web hosting, list services and email.

The regulatory and legislative environment creates challenges for our business segments.

Local Telephone Services. Our success in the local telephone market depends on our continued ability to obtain interconnection, access and related services from ILECs on terms that are just and reasonable and that are based on the cost of providing these services. Our local telephone services business faces the risk of the impact of implementing current regulations and legislation, unfavorable changes in regulation or legislation or the introduction of new regulations. Our ability to enter into the local telephone market depends on our negotiation or arbitration with ILECs to allow interconnection to the carrier's existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the ILEC. In most Alaska markets, it also depends on our ability to have the rural exemption for certain carriers terminated, so these carriers are obligated to provide access to unbundled network elements at economic costs. Future arbitration and rural exemption proceedings with respect to new or existing markets could result in a change in our cost of serving these markets through the facilities of the ILEC or via wholesale offerings.

ACS, through subsidiary companies, provides local telephone services in Fairbanks and Juneau, Alaska. These ACS subsidiaries are classified as Rural Telephone Companies under the 1996 Telecom Act, which entitles them to an exemption of certain material interconnection terms of the 1996 Telecom Act, until and unless such rural exemption is examined and discontinued by the RCA. On October 11, 1999, the RCA issued an order terminating rural exemptions for the ACS subsidiaries operating in the Fairbanks and Juneau markets so that we could compete with these companies in the provision of local telephone service pursuant to the terms of Section 251(c) of the 1996 Telecom Act. These rural exemptions limited the obligation of the ILECs in these markets to provide us access to unbundled network elements at rates under the pricing standard established by the FCC. Upon appeal by ACS, on December 12, 2003, the Alaska Supreme Court issued a decision in which it reversed the RCA's rural exemption decision on the procedural ground that the competitor, not the incumbent, must shoulder the burden of proof. The Court remanded the matter to the RCA for reconsideration with the burden of proof assigned to us. Additionally, the Court left it to the RCA to decide as a matter of discretion whether to change the state of competition during the remand period. In accordance with the Court's ruling, the RCA has re-opened the rural exemption dockets and scheduled a hearing to commence on April 19, 2004. Additionally, the RCA issued a ruling on January 16, 2004, in which the Commission determined that we can continue to rely on unbundled network elements from ACS to serve our existing customers in Juneau and Fairbanks but that we may not serve new customers through purchase of unbundled network elements pending the completion of the remand proceeding. Until this matter is resolved, we may serve new customers using wholesale resale. The outcome of this proceeding could result in a change in our cost of serving these markets via the facilities of ACS or via wholesale offerings and could adversely impact our ability to offer local telephone service in these markets. We believe it is unlikely that the rural exemptions will be restored in these markets; however, if they are restored, we could be forced to discontinue providing service to residential customers and perhaps to commercial customers in these locations.

Cable Services. The cable television industry is subject to extensive regulation at various levels, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. The law permits certified local franchising authorities to order refunds of rates paid in the previous 12-month period determined to be in excess of the reasonable rates. It is possible that rate reductions or refunds of previously collected fees may be required of us in the future by state or federal regulators. Currently, pursuant to Alaska law, the basic cable rates in Juneau are the only rates in Alaska subject to regulation by the local franchising authority, and the rates in Juneau were reviewed and approved by the RCA in October 2000.

Other existing federal regulations, including copyright licensing rules, are currently the subject of judicial, legislative, and administrative review that could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry in general, or on our activities and prospects in the cable television business in particular, can be predicted at this time. There can be no assurance that future regulatory actions taken by Congress, the FCC or other federal, state or local government authorities will not have a material adverse effect on our business, financial position, results of operations or liquidity.

Proposals may be made before Congress and the FCC to mandate cable operators provide "open access" over their cable systems to Internet service providers. The FCC has declined to impose such requirements through the date of this report. If the FCC or other authorities mandate additional access to our cable systems, we cannot predict the effect that this would have on our Internet service offerings.

Internet Services. Changes in the regulatory environment relating to the Internet access market, including changes in legislation, FCC regulation, judicial action or local regulation that affect communications costs or increase competition from the ILEC or other communications services providers, could adversely affect the prices at which we sell Internet services.

We depend on a small number of customers for a substantial portion of our revenue and business.

For the year ended December 31, 2003, we provided long-distance services (excluding Private Lines and other revenue) to MCI and to Sprint, which generated combined revenues of approximately 19.5% of our total revenues for that year. These two customers are free to seek out long-distance communications services from our competitors upon expiration of their contracts (in July 2008 in the case of MCI, and in March 2007 in the case of Sprint) or earlier upon a default or the occurrence of a force majeure event or a substantial change in applicable law or regulation under the applicable contract.

Mergers and acquisitions in the communications industry are relatively common. If a change in control of MCI or Sprint were to occur, it would not permit them to terminate their existing contracts with us, but could in the future result in the termination of or a material adverse change in our relationships with them. In addition, MCI's and Sprint's need for our long-distance services depends directly upon their ability to obtain and retain their own long-distance customers and upon the needs of those customers for long-distance services.

The loss of one or both of MCI or Sprint as customers, a material adverse change in our relationships with either of them, or a material loss of or reduction in their long-distance customers would have a material adverse effect on our financial position, results of operations or liquidity.

Our major customer, MCI, is in bankruptcy.

On July 21, 2002, MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. Chapter 11 allows a company to continue operating in the ordinary course of business in order to maximize recovery for the company's creditors and shareholders. On July 22, 2003, the Bankruptcy Court affirmed all of our existing contracts with MCI and allowed us the right to, in lieu of collecting our pre-petition claim of approximately $12.9 million, set-off certain of our pre-petition accounts receivable from MCI against amounts payable for future services purchased by us from MCI. The amount of the set-off right was initially approximately $11.1 million on July 22, 2003 and as of December 31, 2003, we have set-off rights remaining totaling approximately $7.9 million.

On October 31, 2003, MCI's reorganization plan was approved by the United States Bankruptcy Court. MCI requested in February 2004 that the United States Bankruptcy Court for the Southern District of New York approve a 60-day extension to the February 28, 2004 deadline to emerge from bankruptcy. An extension to the deadline would give MCI time to complete financial filings with the SEC. The financial filings are reported to be the last major task left for MCI to emerge from bankruptcy. We cannot predict what effect MCI's bankruptcy and reorganization process may have on MCI's demand for our services.

Our businesses are currently geographically concentrated in Alaska.

We offer voice and data communication and video services to customers primarily in the State of Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon natural resource industries, in particular oil production, as well as tourism, government spending and United States military spending. Any deterioration in these markets could have an adverse impact on the demand for communication and cable television services and on our results of operations and financial condition. In addition, the customer base in Alaska is limited. Alaska has a population of approximately 644,000 people, approximately 42% of whom are located in the Anchorage area.

We have already achieved significant market penetration with respect to our service offerings in Anchorage and in other locations in Alaska. We may not be able to continue to increase our market share of the existing markets for our services and no assurance can be given that the Alaskan economy will continue to grow and increase the size of the markets we serve or increase the demand for the services we offer. As a result, the best opportunities for expanding our business may arise in other geographic areas such as the Lower 48 States. There can be no assurance that we will find attractive opportunities to grow our businesses outside the

State of Alaska or that we will have the necessary expertise to take advantage of such opportunities. The markets in Alaska for voice and data communications and video services are unique and distinct within the United States due to Alaska's large geographical size and its distance from the rest of the United States. The expertise we have developed in operating our businesses in the State of Alaska may not provide us with the necessary expertise to successfully enter other geographic markets.

We may not develop our wireless services.

We offer wireless mobile services by reselling other providers' wireless mobile services. We offer wireless local telephone services over our own facilities, and have purchased PCS and LMDS wireless broadband licenses in FCC auctions covering markets in Alaska. We have fewer subscribers to our wireless services than to our other service offerings. The geographic coverage of our wireless services is also smaller than the geographic coverage of our other services. Some of our competitors offer or propose to offer an integrated bundle of communications, entertainment and information services, including wireless services. If we are unable to expand and further develop our wireless services, we may not be able to meet the needs of customers who desire packaged services, and our competitors who offer these services would have an advantage. This could result in the loss of market share for our other service offerings.

As a PCS and LMDS licensee, we are subject to regulation by the FCC, and must comply with certain build-out and other conditions of the licenses, as well as with the FCC's regulations governing the PCS and LMDS services. The conditions of our PCS licenses require us to meet certain build-out requirements on or before July, 2005. We may not meet these build-out requirements and, as a result, we could lose our PCS license.

Our efforts to deploy DLPS may be unsuccessful.

An element of our business strategy is to deploy voice telephone service utilizing our hybrid fiber coax cable facilities. If we are able to deploy this service, we will be able to utilize our own cable facilities to provide local access to our customers and avoid paying local loop charges to the ILEC. To successfully deploy this service, we must integrate new technology with our existing facilities. The viability of this service depends on the adoption of industry-wide standards for the sending and receiving of voice communications over cable facilities and the availability of the equipment necessary to provide the service at a cost-effective price. The deployment of this service may require additional substantial capital investment by us. If we are unable to successfully deploy DLPS, we will not be able to recover any capital investment we may make and the margins on our local telephone services business will not improve.

Prolonged service interruptions could affect our business.

We rely heavily on our network equipment, communications providers, data and software, to support all of our functions. We rely on our networks and the networks of others for substantially all of our revenues. We are able to deliver services only to the extent that we can protect our network systems against damage from power or communication failures, computer viruses, natural disasters, unauthorized access and other disruptions. While we endeavor to provide for failures in the network by providing back-up systems and procedures, we cannot guarantee that these back-up systems and procedures will operate satisfactorily in an emergency. Should we experience a prolonged failure, it could seriously jeopardize our ability to continue operations. In particular, should a significant service interruption occur, our ongoing customers may choose a different provider, and our reputation may be damaged, reducing our attractiveness to new customers.

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

Our communications facilities include an undersea fiber optic cable that carries a large portion of our Internet voice and data traffic to and from the Lower 48 States. We are currently constructing alternative communications facilities as backup facilities. If a failure of our undersea fiber optic facilities occurs before we are able to complete construction of backup facilities and we are not able to secure alternative facilities, some of the communications services we offer to our customers could be interrupted, which could have a material adverse effect on our business, financial position, results of operations or liquidity.

If a failure occurs in our satellite communications systems, our ability to immediately restore the entirety of our service may be limited.

We serve many rural and remote Alaska locations solely via satellite communications. Each of our C- and Ku-band satellite transponders is backed up on the same spacecraft with multiple backup transponders. Our primary spacecraft is PanAmSat's Galaxy 10R ("G-10R"), but we also lease capacity on two other spacecraft for services we provide, SES Americom's AMC-7 and AMC-8. On G-10R, we use 7 C-band transponders. We have arranged for backup C-band satellite capacity on another PanAmSat spacecraft, Galaxy 13 ("G-13"), for all of those satellite transponders in the unlikely event of a total primary spacecraft failure. If such a failure occurs, service may not be fully restored for up to a week or longer due to the time necessary to redirect earth station antennae. We also own one Ku-band satellite transponder on the same primary spacecraft (G-10R) that provides our C-band service. In the event of total primary spacecraft failure, we believe we would be able to restore our Ku-band transponder traffic on G-13, although no pre-arrangement for its backup is currently in place. We also lease approximately 11 MHz of protected and backed-up C-band capacity on SES Americom's AMC-8 spacecraft. SES Americom's AMC-7 is the backup spacecraft for AMC-8. We also lease certain C-band transponder capacity on AMC-7that can be preempted in the case of a satellite failure. The services that are preempted would not be immediately restored should AMC-7 fail or be called up to provide restoration of another of SES Americom's spacecraft.

We depend on a limited number of third-party vendors to supply communications equipment.

We depend on a limited number of third-party vendors to supply cable, Internet, DLPS, and telephony-related equipment. If our providers of this equipment are unable to timely supply the equipment necessary to meet our needs or provide them at an acceptable cost, we may not be able to satisfy demand for our services and competitors may fulfill this demand.

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

A significant percentage of our voting securities are owned by a small number of shareholders and these shareholders can control stockholder decisions on very important matters.

As of December 31, 2003, our executive officers and directors and their affiliates owned approximately 16.5% of our combined outstanding Class A and class B common stock, representing approximately 34.4% of the combined voting power of that stock (including outstanding Series B preferred stock voting with Class A common stock on an as-converted basis). These shareholders can significantly influence, if not control, our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to the Board.

Terrorist attacks, such as the attacks that occurred on September 11, 2001, and other attacks or acts of war may adversely affect us.

The attacks of September 11, 2001, and subsequent events have caused instability in the local, national and international economies and markets and have led, and may continue to lead, to further armed hostilities or to further acts of terrorism in the United States or elsewhere, which could cause further instability in such economies and markets. In addition, armed hostilities and further acts of terrorism may directly impact our physical facilities and operations or those of our customers. Furthermore, terrorist attacks, subsequent events and future developments may adversely affect our customers or their facilities or otherwise result in reduced demand from our customers for our services. Any of the foregoing could subject our operations to increased risks and, depending on their magnitude, could have a material adverse effect on our financial position, results of operations or liquidity.

We have and will continue to have a significant amount of debt.

On December 31, 2003, we had total debt, including capital lease obligations, of approximately $389.8 million. Our high level of debt could have important consequences, including the following:

   o Use of a large portion of our cash flow to pay principal and interest on the New Senior Notes, the Senior Credit Facility and our other debt, which will reduce the availability of our cash flow to fund working capital, capital expenditures, and other business activities;
   o Increase our vulnerability to general adverse economic and industry conditions;
   o Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
   o Restrict us from making strategic acquisitions or exploiting business opportunities;
   o Make it more difficult for us to satisfy our obligations with respect to our debt;
   o Place us at a competitive disadvantage compared to our competitors that have less debt; and
   o Limit, along with the financial and other restrictive covenants in our debt, among other things, our ability to borrow additional funds, dispose of assets or pay cash dividends.

In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our financial position, results of operations or liquidity.

We will require a significant amount of cash to service our debt. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our debt, and to fund planned capital expenditures and business development efforts, will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Senior Credit Facility or otherwise in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We cannot provide assurance that we will be able to refinance any of our debt on commercially reasonable terms or at all.

Despite our current significant level of debt, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial debt.

We may be able to incur substantial debt in the future. Although our debt agreements contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the substantial risks described above would intensify.

The terms of our debt impose, or will impose, restrictions on us that may affect our ability to successfully operate our business.

Our debt agreements contain covenants that, among other things, limit our ability to:

   o   Incur additional debt and issue preferred stock;
   o   Pay dividends or make other restricted payments;
   o   Make certain investments;
   o   Create liens;
   o Allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments to us;
   o   Sell assets;
   o   Merge or consolidate with other entities; and
   o   Enter into transactions with affiliates.

The Senior Credit Facility also requires us to comply with specified financial ratios and tests, including, but not limited to, minimum interest coverage ratio, maximum leverage ratio and maximum annual capital expenditures.

These covenants could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest.

All of these covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under our debt agreements.

Employees

We employed 1,255 persons as of January 31, 2004, and are not parties to union contracts with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

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

Item 2.  Properties

General. Our properties do not lend themselves to description by character or location of principal units. Our investment in property, plant and equipment in our consolidated operations consisted of the following at December 31:

                                                           2003          2002
                                                        ------------------------
         Telephone distribution systems                    53.5%         56.4%
         Cable television distribution systems             24.9%         24.4%
         Support equipment                                  7.1%          6.5%
         Property and equipment under capital leases        7.9%          8.5%
         Construction in progress                           5.2%          2.8%
         Transportation equipment                           0.9%          0.9%
         Land and buildings                                 0.5%          0.5%
                                                        ------------------------
              Total                                       100.0%        100.0%
                                                        ========================

These properties are divided among our operating segments at December 31, 2003 as follows: long-distance services, 48.7%; cable services, 26.2%; local access services, 7.8%; Internet services, 5.8%; and all other, 11.5%.

These properties consist primarily of switching equipment, satellite earth stations, fiber-optic networks, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, routers, servers, transportation equipment, computer equipment and general office equipment. Substantially all of our properties secure our new Senior Credit Facility. You should see note 8 to the "Notes to Consolidated Financial Statements" included in Part II of this Report for more information.

Our construction in progress totaled $33.6 million at December 31, 2003, consisting of $16.5 million for AULP West with the remainder consisting of long-distance, cable, local and Internet services, and support systems projects that were incomplete at December 31, 2003. Our construction in progress totaled $17.0 million at December 31, 2002, consisting of long-distance, cable and local services, and support systems projects that were incomplete at December 31, 2002.

Long-Distance Services. We operate a modern, competitive communications network employing the latest digital transmission technology based upon fiber optic and digital microwave facilities within and between Anchorage, Fairbanks and Juneau, Alaska. Our network includes digital fiber optic cables linking Alaska to the Lower 48 States and providing access to other carriers' networks for communications around the world. We use satellite transmission to remote areas of Alaska and for certain interstate and intrastate traffic, and to provide backup facilities for certain portions of our long-haul fiber networks.

Our long-distance services segment owns properties and facilities including satellite earth stations, and distribution, transportation and office equipment. Additionally, in December 1992 we acquired capacity on an undersea fiber optic cable from Seward, Alaska to Pacific City, Oregon which was taken out of service in January 2004. See "Part I -- Item 1 -- Business -- Historical Development of our Business During the Past Fiscal Year -- Fiber System Taken out of Service" for more information. We completed construction of AULP East linking Alaska to Seattle, Washington in February 1999. In June 2003, we began the construction of AULP West connecting Seward, Alaska and Warrenton, Oregon, with leased backhaul facilities to connect it to our switching and distribution centers in Anchorage, Alaska and Seattle, Washington. We expect to complete this project by May 2004.

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

Cable Services. The cable systems serve 35 communities and areas in Alaska including Anchorage, Fairbanks, the Mat-Su Valley, and Juneau, the state's four largest urban areas. As of December 31, 2003, the Cable Systems consisted of approximately 2,300 miles of installed cable plant having between 330 to 625 MHz of channel capacity. Our principal physical assets consist of cable television distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our cable television systems.

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

Local Access Services. We operate a modern, competitive local access communications network employing analog and the latest digital transmission technology based upon fiber optic facilities within Anchorage, Fairbanks and Juneau, Alaska. Our outside plant consists of connecting lines (aerial, underground and buried cable), the majority of which is on or under public roads, highways or streets, while the remainder is on or under private property. Central office equipment primarily consists of digital electronic switching equipment and circuit carrier transmission equipment. Operating equipment consists of motor vehicles and other equipment.

Substantially all of our local access services' central office equipment, administrative and business offices, and customer service centers are in leased facilities. Such properties are in good condition. We consider our properties suitable and adequate for our present and anticipated future needs.

Internet Services. We operate a modern, competitive Internet network employing the latest available technology. We provide access to the Internet using a platform that includes many of the latest advancements in technology. The physical platform is concentrated in Anchorage and is extended into many remote areas of Alaska. Our Internet platform includes trunks connecting our Anchorage, Fairbanks, and Juneau facilities to Internet access points in Seattle through multiple, diversely routed upstream Internet networks, and various other routers, servers and support equipment.

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

The total investment in property, plant and equipment has increased from $417.5 million at January 1, 1999 to $646.7 million at December 31, 2003, including construction in progress and not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required in the future to meet the growing demand for communications, Internet and entertainment services and to continually modernize and improve such services to meet competitive demands.

Our capital expenditures for 1999 through 2003 were as follows (in millions):

       1999   $ 36.6
       2000   $ 50.9
       2001   $ 65.6
       2002   $ 65.1
       2003   $ 62.5

We project capital expenditures of $90 million to $100 million for 2004, including approximately $34 million additional for AULP West. We have made purchase commitments totaling approximately $40 million at December 31, 2003, including approximately $25 million for AULP West. A majority of the expenditures are expected to expand, enhance and modernize our current networks, facilities and operating systems, to develop other businesses, and to complete the construction of AULP West. You should see note 16 to the accompanying "Notes to Consolidated Financial Statements" included in Part II of this Report for more information.

During 2003, we funded our normal business capital requirements substantially through internal sources and, to the extent necessary, from external financing sources. We expect expenditures for 2004, including amounts necessary to construct the AULP West undersea fiber optic cable system, to be financed in the same manner.

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

Item 3.  Legal Proceedings

Except as set forth in this item, neither the Company, its property nor any of its subsidiaries or their property is a party to or subject to any material pending legal proceedings. We are parties to various claims and pending litigation as part of the normal course of business. We are also involved in several administrative proceedings and filings with the FCC, Department of Labor and state regulatory authorities. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business. Except as previously disclosed concerning rural exemption proceedings (see "Part I -- Item 1 -- Regulation, Franchise Authorizations and Tariffs"), even if resolved unfavorably to us, management believes these matters would not have a materially adverse affect on our business or financial position, results of operations or liquidity.

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2003 to a vote of security holders, through the solicitation of proxies or otherwise.



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

                                                          Class A                  Class B
                                                ---------------------------------------------------
                                                     High          Low         High         Low
                                                     ----          ---         ----         ---
           2002:
             First Quarter                     $     9.70          7.05        9.00         7.30
             Second Quarter                    $    10.26          6.40       12.00         7.00
             Third Quarter                     $     7.25          2.60        7.00         3.50
             Fourth Quarter                    $     7.80          2.99        7.00         3.10
           2003:
             First Quarter                     $     7.49          4.98        7.20         5.20
             Second Quarter                    $     8.85          5.44        8.70         5.70
             Third Quarter                     $     9.10          7.59        9.40         7.25
             Fourth Quarter                    $    10.44          8.32       10.01         8.60

Holders

As of December 31, 2003 there were 1,992 holders of record of GCI's Class A common stock and 443 holders of record of GCI's Class B common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

Dividends

GCI has never paid cash dividends on its common stock and has no present intention of doing so. Payment of cash dividends in the future, if any, will be determined by GCI's Board of Directors in light of our earnings, financial condition and other relevant considerations. Our existing bank loan agreements contain provisions that prohibit payment of dividends on common stock, other than stock dividends (you should see note 8 to the "Consolidated Financial Statements" included in Part II of this Report for more information).

Stock Transfer Agent and Registrar

Mellon is our stock transfer agent and registrar.

Item 6.  Selected Financial Data

The following table presents selected historical information relating to financial condition and results of operations over the past five years.
                                                                                  Years ended December 31,
                                                             ----------------------------------------------------------------
                                                                 2003          2002         2001         2000         1999
                                                                 ----          ----         ----         ----         ----
                                                                      (Amounts in thousands except per share amounts)
     Revenues                                               $   390,797       367,842      357,258      292,605      279,179
     Net income (loss) before income taxes and
       cumulative effect of a change in accounting
       principle                                            $    26,160        12,322        8,659      (21,649)     (14,866)
     Cumulative effect of a change in accounting
       principal, net of income tax benefit of $367 in
       2003 and $245 in 1999                                $      (544)            0            0            0         (344)
     Net income (loss)                                      $    15,542         6,663        4,589      (13,234)      (9,527)
     Basic and diluted net income (loss) per common
       share                                                $      0.24          0.08         0.05        (0.29)       (0.21)
     Total assets                                           $   763,020       738,782      734,679      679,007      643,151
     Long-term debt, including current portion              $   345,000       357,700      351,700      334,400      339,400
     Obligations under capital leases, including
       current portion                                      $    44,775        46,632       47,282       48,696        1,674
     Redeemable preferred stock:
       Series B                                             $    15,664        16,907       16,907       22,589       19,912
       Series C                                             $    10,000        10,000       10,000            0            0
     Total stockholders' equity                             $   226,642       208,220      202,392      183,480      192,548
     Dividends declared per common share                    $      0.00          0.00         0.00         0.00         0.00

     The Selected Financial Data should be read in conjunction with "Part II --
     Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, General Communication, Inc. and its direct and indirect subsidiaries are referred to as "we," "us" and "our."

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to unbilled revenues, cost of sales and services accruals, allowance for doubtful accounts, depreciation, amortization and accretion periods, intangible assets, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our "Cautionary Statement Regarding Forward-Looking Statements."

General Overview

Through our focus on long-term results, acquisitions, and strategic capital investments, we have consistently grown our revenues and expanded our margins. We have historically met our cash needs for operations, regular capital expenditures and maintenance capital expenditures through our cash flows from operating activities. Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities. We are funding the construction of a new fiber optic cable system through our operating cash flows and, to the extent necessary, with draws on our new Senior Credit Facility, as further discussed in Liquidity and Capital Resources in this report.

Results of Operations

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):
                                                       Year Ended December 31,          Percentage Change (1)
                                                       -----------------------          ---------------------
                                                                                          2003        2002
                                                                                           vs.         vs.
                                                    2003        2002         2001         2002        2001
                                                    ----        ----         ----         ----        ----
Statement of Operations Data:
  Revenues:
    Long-distance services                          52.3%       55.7%        56.2%        (0.2%)       2.1%
    Cable services                                  24.6%       24.1%        21.4%         8.2%       15.9%
    Local access services                           10.0%        8.7%         7.1%        21.6%       27.1%
    Internet services                                5.1%        4.3%         3.3%        27.3%       29.9%
    All other services                               8.0%        7.2%        12.0%        18.1%      (37.9%)
                                                -----------------------------------------------------------------
      Total revenues                               100.0%      100.0%       100.0%         6.2%        3.0%

                                                       Year Ended December 31,          Percentage Change (1)
                                                       -----------------------          ---------------------
                                                                                          2003        2002
                                                                                           vs.         vs.
                                                    2003        2002         2001         2002        2001
                                                    ----        ----         ----         ----        ----
  Cost of sales and services                        32.1%       33.6%        39.1%         1.5%      (11.6%)
  Selling, general and administrative expenses      35.5%       35.1%        32.6%         7.5%       10.7%
  Bad debt expense                                   0.0%        3.6%         1.2%      (101.4%)     206.7%
  Impairment charge                                  1.4%        0.0%         0.0%          NA         0.0%
  Depreciation and amortization                     13.6%       15.3%        15.6%        (5.6%)       1.3%
                                                -----------------------------------------------------------------
      Operating income                              17.4%       12.4%        11.5%        49.2%       11.6%
      Net income before income taxes and
        cumulative effect of a change in
        accounting principle                         6.7%        3.3%         2.4%       112.3%       42.3%
      Net income before cumulative effect of a
        change in accounting principle               4.1%        3.3%         2.4%       141.4%       42.3%
      Net income                                     4.0%        1.8%         1.3%       133.3%       45.2%
Other Operating Data:
Long-distance services operating income (2)         40.8%       38.6%        34.0%         9.6%       16.0%
Cable services operating income (3)                 28.6%       28.8%        18.1%         7.5%       84.2%
Local access services operating income (loss) (4)    3.8%       (2.3%)        5.8%       301.5%     (150.2%)
Internet services operating loss (5)                (2.2%)    (117.2%)     (125.2%)       97.6%      (21.6%)

--------------------------
(1) Percentage change in underlying data.
(2) Computed as a percentage of total external long-distance services revenues.
(3) Computed as a percentage of total external cable services revenues.
(4) Computed as a percentage of total external local access services revenues.
(5) Computed as a percentage of total external Internet services revenues.
    NA - Not applicable
--------------------------

Year Ended December 31, 2003 ("2003") Compared To Year Ended December 31, 2002 ("2002")

Overview of Revenues and Cost of Sales and Services
Total revenues increased 6.2% from $367.8 million in 2002 to $390.8 million in 2003. The cable services, local access services and Internet services segments and All Other Services contributed to the increase in total revenues, partially off-set by decreased revenues in the long-distance services segment. See the discussion below for more information by segment.

Total cost of sales and services increased 1.5% to $125.4 million in 2003. As a percentage of total revenues, total cost of sales and services decreased from 33.6% in 2002 to 32.1% in 2003. The cable services, local access services and Internet services segments and All Other Services contributed to the increase in total cost of sales and services, partially off-set by decreased cost of sales and services in the long-distance services segment. See the discussion below for more information by segment.

Long-Distance Services Overview
Long-distance services revenue in 2003 represented 52.3% of consolidated revenues. Our provision of interstate and intrastate long-distance services, Private Line and leased dedicated capacity services, and broadband services accounted for 94.7% of our total long-distance services revenues during 2003.

Factors that have the greatest impact on year-to-year changes in long-distance services revenues include the rate per minute charged to customers, usage volumes expressed as minutes of use, and the number of Private Line, leased dedicated service and broadband products in use.

Due in large part to the favorable synergistic effects of our bundling strategy, the long-distance services segment continues to be a significant contributor to our overall performance, although the migration of traffic from voice to data and from fixed to mobile wireless continues.

Our long-distance services segment faces significant competition from AT&T Alascom, long-distance resellers, and local telephone companies that have entered the long-distance market. We believe our approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow us to be competitive in providing those services.

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

On July 21, 2002 MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. Chapter 11 allows a company to continue operating in the ordinary course of business in order to maximize recovery for the company's creditors and shareholders. On July 22, 2003, the United States Bankruptcy Court approved a settlement agreement for pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI. On July 24, 2003, our contract to provide interstate and intrastate long-distance services to MCI was extended for a minimum of five years to July 2008. The agreement sets the terms and conditions under which we originate and terminate certain types of long distance and data services in Alaska on MCI's behalf. In exchange for extending the term of this exclusive contract, MCI will receive a series of rate reductions implemented in phases over the life of the contract.

Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to MCI and Sprint by their customers. Pricing pressures, general economic deterioration, new program offerings, business failures, and market and business consolidations continue to evolve in the markets served by MCI and Sprint. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures. Additionally, a protracted economic malaise in the Lower 48 States or a further disruption in the economy resulting from terrorist attacks and other attacks or acts of war could affect our carrier customers. We are unable to predict the effect on us of such changes, however given the materiality of other common carrier revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

At the time of MCI's petition for bankruptcy, we had approximately $12.9 million in receivables outstanding from MCI. At December 31, 2002 the bad debt reserve for uncollected amounts due from MCI ("MCI reserve") totaled $11.6 million and consisted of all billings for services rendered prior to July 21, 2002 that were not paid or deemed recoverable as of December 31, 2002.

The settlement agreement approved by the United States Bankruptcy Court on July 22, 2003 settled unpaid balances due from MCI for services rendered prior to their bankruptcy filing date, settled billing disputes between us, and established a right to set-off certain of our pre-petition accounts payable to MCI. Under the terms of the agreement, we reduced the pre-petition amounts receivable from MCI by $800,000 and off-set our pre-petition accounts payable by $1.0 million. The majority of the difference reduced the MCI reserve with the remainder recorded as bad debt expense.

The remaining pre-petition accounts receivable balance owed by MCI to us after this settlement was $11.1 million ("MCI credit") which we have and will use as a credit against amounts payable for services purchased from MCI. At settlement, all of the remaining pre-petition amounts receivable due from MCI, which were fully reserved, were removed from accounts receivable in our Consolidated Balance Sheets.

After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. The use of the credit is recorded as a reduction of bad debt expense. During 2003 we utilized approximately $2.8 million of the MCI credit against amounts payable for services received from MCI.

The remaining unused MCI credit totaled $7.9 million at December 31, 2003. The credit balance is not recorded on the Consolidated Balance Sheets as we are recognizing recovery of bad debt expense as the credit is utilized.

On October 31, 2003, MCI's reorganization plan was approved by the United States Bankruptcy Court. The court order provided for a February 28, 2004 deadline for MCI to emerge from bankruptcy. In February 2004 MCI asked the Court for a 60-day extension to the February 28 deadline to allow it to complete financial filings with the SEC. The financial filings are reported to be the last major task left for MCI to emerge from bankruptcy. We expect to evaluate the likelihood that we will receive full recovery of bad debt expense for our remaining credit balance when MCI exits bankruptcy proceedings and may change our recognition method at that time.

Long-distance Services Segment Revenues
Total long-distance services segment revenues decreased 0.2% to $204.6 million in 2003. The components of long-distance services segment revenues are as follows (amounts in thousands):

                                                                                                          Percentage
                                                                         2003              2002             Change
                                                                   --------------    -------------    ----------------
   Common carrier message telephone services                      $     91,700            95,947            (4.4%)
   Residential, commercial and governmental message
     telephone services                                                 39,701            46,169           (14.0%)
   Private line and Private Network services                            37,123            36,157             2.7%
   Broadband services                                                   25,167            18,432            36.5%
   Lease of fiber optic cable system capacity                           10,876             8,225            32.2%
                                                                   --------------    -------------    ----------------
   Total long-distance services segment revenue                   $    204,567           204,930            (0.2%)
                                                                   ==============    =============    ================

Common Carrier Message Telephone Services Revenue
The 2003 decrease in message telephone service revenues from other common carriers (principally MCI and Sprint) results from the following:

   o A 10.0% decrease in the average rate per minute on minutes carried for other common carriers primarily due to the decreased average rate per minute as agreed to in the July 24, 2003 extension of our contract to provide interstate and intrastate long-distance services to MCI,
   o A discount given to a certain other common carrier customer starting in 2003, and
   o Revenue earned due to a 2002 increase in the rate per minute of certain other common carrier minutes retroactive to April 2002 which did not recur in 2003.

The decrease in message telephone service revenues from other common carriers in 2003 was off-set by a 6.7% increase in wholesale minutes carried to 875.0 million minutes.

Residential, Commercial and Governmental Message Telephone Services Revenue Selected key performance indicators for our offering of message telephone service to residential, commercial and governmental customers follow:

                                                                                              Percentage
                                                      2003                 2002                 Change
                                               ------------------    ------------------    ----------------
   Retail minutes carried                        284.3 million         309.2 million            (8.1%)
   Average rate per minute                          $0.138                $0.142                (2.8%)
   Number of active residential,
    commercial and governmental
    customers (1)                                   85,600                88,200                (2.9%)

   -------------
   (1) All current subscribers who have had calling activity during December of 2003 and 2002, respectively.

The decrease in message telephone service revenues from residential, commercial, and governmental customers in 2003 is primarily due to the following:

   o A decrease in minutes carried for these customers primarily due to the effect of customers substituting cellular phone, prepaid calling card and email usage for direct dial minutes,
   o A decrease in the average rate per minute primarily due to our promotion of and customers' enrollment in calling plans offering a certain number of minutes for a flat monthly fee, and
   o A decrease in the number of active residential, commercial, and governmental customers billed primarily due to the effect of customers substituting cellular phone, prepaid calling card, and email usage for direct dial minutes.

Broadband Services Revenue
The increase in revenues from our packaged telecommunications offering to rural hospitals and health clinics and our SchoolAccess(TM) offering to rural school districts in 2003 is primarily due to the following:

   o Our new SchoolAccess(TM) offering called Distance Learning Service that started in late 2002. Distance Learning Service is a video-conference based service that enables eight school districts in Alaska to provide additional educational opportunities for their students, and
   o An increased number of circuits leased to rural hospitals and health clinics in Alaska.

Long-distance Services Segment Cost of Sales and Services
Long-distance services segment cost of sales and services decreased 11.1% to $53.4 million in 2003. Long-distance services segment cost of sales and services as a percentage of long-distance services segment revenues decreased from 29.3% in 2002 to 26.1% in 2003 primarily due to the following:

   o Reductions in access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.011 and $.061 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows,
   o The FCC Multi-Association Group ("MAG") reform order reducing the interstate access rates paid by interexchange carriers to LECs beginning July 2002,
   o A $2.3 million refund ($1.9 million after deducting certain direct costs) in 2003 from a local exchange carrier in respect of its earnings that exceeded regulatory requirements, and
   o A $1.7 million refund in 2003 from an intrastate access cost pool that previously overcharged us for access services.

The decrease in the long-distance services segment cost of sales and services as a percentage of long-distance services segment revenues is partially off-set by the following:

   o Increased costs associated with additional transponder and network back-up capacity in 2003 as compared to 2002,
   o A discount given to a certain other common carrier customer starting in the third quarter of 2003 without a corresponding decrease in the cost of sales and services, and
   o The decreased average rate per minute on minutes carried for other common carriers as agreed to in the July 24, 2003 extension of our contract to provide interstate and intrastate long-distance services to MCI.

Cable Services Overview
Cable television revenues in 2003 represented 24.6% of consolidated revenues. Our cable systems serve 35 communities and areas in Alaska, including the state's four largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley and Juneau.

We generate cable services revenues from four primary sources: (1) digital and analog programming services, including monthly basic and premium subscriptions, pay-per-view movies and other one-time events, such as sporting events; (2) equipment rentals and installation; (3) cable modem services (shared with our Internet services segment); and (4) advertising sales. During 2003 programming services generated 76.3% of total cable services revenues, cable services' allocable share of cable modem services accounted for 11.4% of such revenues, equipment rental and installation fees accounted for 8.1% of such revenues, advertising sales accounted for 3.4% of such revenues, and other services accounted for the remaining 0.8% of total cable services revenues.

Effective February 2003, we increased rates charged for certain cable services and premium packages in six communities, including three of the state's four largest population centers, Anchorage, Fairbanks and Juneau. Rates increased approximately 4% for those customers who experienced an adjustment.

The primary factors that contribute to year-to-year changes in cable services revenues include average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services and digital and analog services, the average number of cable television and cable modem subscribers during a given reporting period, and revenues generated from new product offerings.

In the second quarter of 2002 we signed seven-year retransmission agreements with the five local Anchorage broadcasters and began up-linking and distributing the local Anchorage programming to all of our cable systems. This local programming provides additional value to our cable subscribers that not all our DBS competitors can provide. In 2003 DBS service provider Dish Network (EchoStar Communications Corporation) began providing, for an additional fee, Anchorage based broadcaster programming in Anchorage and in other Alaska communities where there is not a similar local broadcast affiliate.

Cable Services Segment Revenues and Cost of Sales and Services
Selected key performance indicators for our cable services segment follow:

                                                                                      Percentage
                                                        2003             2002           Change
                                                  -------------    -------------    ---------------
   Basic subscribers                                  134,400          136,100           (1.2%)
   Digital special interest subscribers                34,900           30,500           14.4%
   Cable modem subscribers                             46,000           36,200           27.1%
   Homes passed                                       202,200          196,900            2.7%

Total cable services segment revenues increased 8.2% to $96.0 million and average gross revenue per average basic subscriber per month increased $4.35 or 7.8% in 2003.

Programming services revenues increased 7.4% to $73.2 million in 2003 resulting from the following:

   o   An increase in the number of digital subscribers, and
   o The February 2003 rate increase of approximately 4% for those customers who experienced an adjustment.

The increase in programming services revenue is partially off-set by a decrease in basic subscribers due to increased competition from DBS.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased 37.2% to $11.0 million in 2003 due to an increased number of cable modems deployed. Approximately 99% of our cable homes passed are able to subscribe to our cable modem service. In the second quarter of 2003 we completed our upgrade of the Ketchikan cable system. Customers in this system are now able to subscribe to cable modem service.

We now offer digital programming service in Anchorage, the Matanuska-Susitna Valley, Fairbanks, Juneau, Ketchikan, Kenai, and Soldotna, representing approximately 89% of our total homes passed at December 31, 2003. We launched digital programming services in the Matanuska-Susitna Valley and Ketchikan cable systems in 2003.

Cable services cost of sales and services increased 9.9% to $26.0 million in 2003 due to programming cost increases for most of our cable programming services offerings. Cable services cost of sales and services as a percentage of cable services revenues increased from 26.7% in 2002 to 27.1% in 2003 primarily due to rate increases by programming vendors exceeding our rate adjustments. Cost of sales increases are partially off-set by increasing amounts of cable modem services sold that generally have higher margins than do cable programming services.

Multiple System Operator ("MSO") Operating Statistics
In October 2002 we, along with the other largest publicly traded MSOs, signed a pledge to support and adhere to new voluntary reporting guidelines on common operating statistics to provide investors and others with a better understanding of our operations. Our operating statistics include capital expenditures and customer information from our cable services segment and the components of our local access services and Internet services segments which offer services utilizing our cable services' facilities.

Our capital expenditures by standard reporting category for the year ending December 31, 2003 and 2002 follows (amounts in thousands):

                                                       2003             2002
                                                   -----------       -----------
    Customer premise equipment                    $   10,713           10,609
    Commercial                                           705              597
    Scalable infrastructure                            2,221            3,082
    Line extensions                                    1,270              866
    Upgrade/rebuild                                    3,800            4,567
    Support capital                                      503            5,413
                                                   -----------       -----------
    Sub-total                                         19,212           25,134

    Remaining reportable segments and
     All Other capital expenditures                   43,267           40,006
                                                   -----------       -----------
                                                  $   62,479           65,140
                                                   ===========       ===========

The standardized definition of a customer relationship is the number of customers that receive at least one level of service, encompassing voice, video, and data services, without regard to which services customers purchase. At December 31, 2003 and 2002 we had 121,900 and 124,400 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At December 31, 2003 and 2002 we had 180,400 and 172,200 revenue generating units, respectively.

Local Access Services Overview
We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business Private Line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. During 2003 local access services revenues represented 10.0% of consolidated revenues.

The primary factors that contribute to year-to-year changes in local access services revenues include the average number of business and residential subscribers to our services during a given reporting period, the average monthly rates charged for non-traffic sensitive services, the number and type of additional premium features selected, and the traffic sensitive access rates charged to carriers and the Universal Service Program.

Our local access services segment faces significant competition in Anchorage, Fairbanks, and Juneau from ACS , which is the largest ILEC in Alaska, and from AT&T Alascom, Inc. We began providing service in the Juneau market in the first quarter of 2002. We believe our approach to developing, pricing, and providing local access services and bundling different business segment services will allow us to be competitive in providing those services.

We have been testing the deployment of voice telephone service utilizing our coaxial cable facilities. If we are able to deploy this service, we will be able to utilize our own cable facilities to provide local access to our customers and avoid paying local loop charges to the ILEC. To successfully deploy this service, we must integrate new technology with our existing facilities and the industry must adopt standards for the sending and receiving of voice communications over cable facilities. To ensure the necessary equipment is available to us we have committed to purchase a certain number of outdoor, network powered multi-media adapters, as further disclosed below in "Liquidity and Capital Resources." We expect to begin implementing this service delivery method in the second quarter of 2004.

At December 31, 2003, 106,100 lines were in service as compared to approximately 96,100 lines in service at December 31, 2002. At December 31, 2003 approximately 1,940 additional lines were awaiting connection. We estimate that our 2003 lines in service total represents a statewide market share of approximately 22%.

Our access line mix at December 31, 2003 follows:

   o   Residential lines represent approximately 58% of our lines,
   o   Business customers represent approximately 35% of our lines, and
   o   Internet access customers represent approximately 7% of our lines.

Approximately 86% of our lines are provided on our own facilities and leased local loops. Approximately 5% of our lines are provided using UNE platform.

In December 2003 we distributed our new phone directory and began recognizing revenue and costs of sales and service in the local access services segment. We recognized one month of revenue and cost of sales and service in the fourth quarter of 2003 and we plan to recognize the remaining eleven months in 2004. Operating expenses incurred and recognized throughout 2003 to prepare our new phone directory are reported in the local access services segment.

Local Access Services Segment Revenues and Cost of Sales and Services
Local access services segment revenues increased 21.6% in 2003 to $39.0 million primarily due to the following:

   o   Growth in the average lines in service,
   o   $1.9 million of support from the Universal Service Program, and
   o A change in how we provision local access lines in Fairbanks and Juneau. In 2002 we primarily resold service purchased from ACS. In 2003 we are benefiting from our facilities build-out with an increased number of access lines provisioned on our own facilities using UNEs, allowing us to collect interstate and intrastate access revenues.

Local access services segment cost of sales and services increased 17.6% to $23.8 million in 2003. Local access services segment cost of sales and services as a percentage of local access services segment revenues decreased from 63.0% in 2002 to 60.9% in 2003, primarily due to the $1.9 million of support from the Universal Service Program and reductions in access costs attributed to our conversion of service provided on a wholesale basis to service provided through our own facilities.

The local access services segment operating results are negatively affected by the allocation of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long distance services segment, the local access services segment operating results would have improved by approximately $6.9 million and the long distance services segment operating results would have been reduced by an equal amount in 2003. Avoided access charges totaled approximately $7.0 million in 2002.

The local access services segment operating results are affected by our continued evaluation and testing of digital local phone service and Internet protocol-based technology to deliver phone service through our cable facilities.

Internet Services Overview
We generate Internet services revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) Internet services' allocable share of cable modem revenue (a portion of cable modem revenue is also recognized by our cable services segment). During 2003 Internet services segment revenues represented 5.1% of consolidated revenues.

The primary factors that contribute to year-to-year changes in Internet services revenues include the average number of subscribers to our services during a given reporting period, the average monthly subscription rates, the amount of bandwidth purchased by large commercial customers, and the number and type of additional premium features selected.

Marketing campaigns continue to be deployed targeting residential and commercial customers featuring bundled products. Our Internet offerings are bundled with our long-distance and/or local access services offerings and provide free basic Internet services or discounted premium Internet services if certain long-distance and local access services plans are selected. In 2004 we have added cable service to our bundled offering. Value-added premium Internet features are available for additional charges.

We compete with a number of Internet service providers in our markets. We believe our approach to developing, pricing, and providing Internet services allows us to be competitive in providing those services.

During 2003 we upgraded the download speeds of all of our cable modem Internet service offerings. These enhancements have proven to be popular with our customers which we believe is helping to further solidify our customer relationships.

Internet Services Segment Revenues and Cost of Sales and Services
Selected key performance indicators for our Internet services segment follow:

                                                                                Percentage
                                                 2003             2002            Change
                                             ------------     ------------    ----------------
   Total Internet subscribers                   95,700           89,500             6.9%
   Cable modem subscribers                      46,000           36,200            27.1%
   Dial-up subscribers                          49,600           53,300            (6.9%)

Total Internet services segment revenues increased 27.3% to $19.8 million in 2003 primarily due to the 39.1% increase in its allocable share of cable modem revenues to $9.1 million in 2003 as compared to 2002. The increase in cable modem revenues is primarily due to growth in cable modem subscribers and the termination in the first quarter of 2003 of our offering in which customers received up to two months of free cable modem service. Additionally, the growth in cable modem revenues is affected by the level of service our subscribers select. In 2003 and 2002, 8.1% and 6.0%, respectively, of our subscribers selected our highest level of cable modem service resulting in increased revenue of approximately $897,000 in 2003 as compared to 2002.

We previously reported a total of 71,700 Internet subscribers at December 31, 2002. This subscriber count was based upon the total number of active dial-up subscribers at December 31, 2002. Not all cable modem subscribers paying for a dial-up plan have activated their dial-up service. When we first started selling cable modem service it was packaged in a way that almost all cable modem subscribers were also dial up subscribers. As we introduced new packages and plans and started promoting our cable modem LiteSpeed service the number of cable modem subscribers without a dial up plan increased substantially. An internal review during the second quarter of 2003 revealed that these subscriber counts had risen substantially enough that they are now being reported separately.

Internet services cost of sales and services increased 22.3% to $5.9 million in 2003, and as a percentage of Internet services revenues, totaled 29.6% and 30.8% in 2003 and 2002, respectively. The 2003 decrease as a percentage of Internet services revenues is primarily due to the increase in Internet's portion of cable modem revenue which generally has higher margins than do other Internet services products. As Internet services revenues increase, economies of scale and more efficient network utilization continue to result in reduced Internet cost of sales and services as a percentage of revenues.

All Other Services Overview
Revenues reported in the All Other category as described in note 13 in the accompanying Notes to Consolidated Financial Statements include our managed services, product sales, and cellular telephone services.

Revenues included in the All Other category represented 8.0% of total revenues in 2003.

All Other Revenues and Costs of Sales and Services
All Other revenues increased 18.1% to $31.4 million in 2003. The increase in revenues is primarily due to the following:

   o Increased monthly revenue earned from our GCI Fiber system that transits the Trans Alaska oil pipeline corridor, and
   o $2.0 million in special project revenue earned from our GCI Fiber system in 2003.

All Other costs of sales and services increased 10.3% to $16.4 million in 2003, and as a percentage of All Other revenues, totaled 52.2% and 56.0% in 2003 and 2002, respectively. The decrease in All Other costs of sales and services as a percentage of All Other revenues is primarily due to the following:

   o Increased monthly revenue earned from our recurring service contracts in 2003 which exceeds the corresponding increase in costs of sales or services, and
   o The recognition of $2.0 million in special project revenue earned in 2003 which exceeds the corresponding increase in costs of sales or services.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 7.5% to $138.7 million in 2003 and, as a percentage of total revenues, increased to 35.5% in 2003 from 35.1% in 2002. The 2003 increase in selling, general and administrative expenses is primarily due to a $4.9 million increase in labor and health insurance costs and a $4.3 million increase in the accrual for company-wide success sharing bonus costs.

Marketing and advertising expenses as a percentage of total revenues decreased from 3.3% in 2002 to 2.5% in 2003.

Bad Debt Expense (Recovery)
Bad debt expense (recovery) decreased 101.4% to ($178,000) in 2003. The 2003 decrease is primarily due to the following:

   o Utilization of approximately $2.8 million of the MCI credit as a reduction to bad debt expense in 2003, as further discussed in the "Long Distance Service Overview" above, and
   o Provision in 2002 of a $11.0 million bad debt reserve for uncollected amounts due from MCI, as further discussed in the "Long Distance Service Overview" above.

Impairment Charge
In 2003, we reported an impairment charge of $5.4 million which equaled the remaining net book value recorded for our North Pacific Cable asset. In 1991 we purchased one DS-3 of capacity on a fiber optic cable system owned by AT&T. This fiber optic cable system is a spur off of a trans-Pacific fiber optic cable system owned by another group. We used our owned capacity to carry traffic to and from Alaska and the Lower 48 States. The section of the North Pacific Cable in which we own capacity was taken out of service in January 2004 due to a billing dispute between AT&T and the owner of the trans-Pacific cable system causing us to re-route certain of our traffic. We believe it is probable that we will not return our traffic to the North Pacific Cable even if it is placed back into service. We have requested in writing to be relieved of all future obligations required by our purchase agreement. Should our request be accepted, we expect to cease payment of maintenance and vessel standby costs totaling approximately $324,000 per year that would otherwise be payable over the remaining life of the system. The fiber optic cable system we are building is scheduled for completion in May 2004 and will provide us with route diversity and redundancy far in excess of that previously provided by the North Pacific Cable.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense decreased 5.6% to $53.4 million in 2003. The decrease is primarily attributed to a reduction in the depreciable value of Property and Equipment due to a basis adjustment of $18.5 million which was recorded in 2002 associated with the Kanas Telecom, Inc. acquisition, and a 2003 reduction of $1.3 million in depreciation expense which was also associated with the acquisition.

The decrease in depreciation, amortization and accretion expense described above was partially off-set by an increase in depreciation expense due to our $59.2 million investment in equipment and facilities placed into service during 2002 for which a full year of depreciation was recorded in 2003, and the $45.8 million investment in equipment and facilities placed into service during 2003 for which a partial year of depreciation was recorded in 2003.

Other Expense, Net
Other expense, net of other income, increased 25.5% to $41.9 million in 2003. The increase is primarily due to the following:

   o As described further in "Liquidity and Capital Resources" below, we recognized approximately $5.0 million in Amortization of Loan and Senior Notes Fees in 2003 because a portion of the new Senior Credit Facility was a substantial modification of the April 22, 2003 amended Senior Credit Facility,
   o Increased interest expense due to increased interest rates on our amended Senior Credit Facility from October 2002 through October 2003, when the amended Senior Credit Facility was replaced with the new Senior Credit Facility,
   o Increased amortization of loan fees due to additional loan fees incurred to amend our Senior Credit Facility, and
   o A $1.2 million interest benefit earned in 2002 from an interest rate swap agreement which was called at no cost by the counter party and terminated on August 1, 2002.

Partially offsetting these increases was a decrease in the average outstanding indebtedness in 2003 and decreased interest expense in November and December 2003 due to the decreased interest rate paid on our new Senior Credit Facility.

Income Tax Expense
Income tax expense was $10.1 million in 2003 and $5.7 million in 2002. The change was due to increased net income before income taxes and cumulative effect of a change in accounting principle in 2003 as compared to 2002. Our effective income tax rate decreased from 45.9% in 2002 to 38.5% in 2003 due to the effect of items that are nondeductible for income tax purposes and adjustments made to ending temporary difference balances in 2003.

At December 31, 2003, we have (1) tax net operating loss carryforwards of approximately $188.6 million that will begin expiring in 2005 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $1.9 million available to offset regular income taxes payable in future years. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective income tax rate for financial statement purposes will be 40% to 43% in 2004.

Cumulative Effect of a Change in Accounting Principle
On January 1, 2003 we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," and recorded the cumulative effect of accretion and depreciation expense as a cumulative effect of a change in accounting principle of approximately $544,000, net of income tax benefit of $367,000.

Year Ended December 31, 2002 ("2002") Compared To Year Ended December 31, 2001 ("2001").

Overview of Revenues and Cost of Sales and Services
Total revenues increased 3.0% from $357.3 million in 2001 to $367.8 million in 2002. Excluding revenues from the fiber optic cable system capacity sale of $19.5 million in 2001 as described in note 1(r) in the accompanying "Notes to Consolidated Financial Statements," total revenues increased 8.9% in 2002. The long-distance services, cable services, local access services and Internet services segments contributed to the increase in total revenues, partially off-set by decreased revenues from All Other Services. See the discussions below for more information by segment.

Total cost of sales and services decreased 11.6% to $123.6 million in 2002. As a percentage of total revenues, total cost of sales and services decreased from 39.1% in 2001 to 33.6% in 2002. Excluding the 2001 fiber optic cable system capacity sale, total cost of sales and services as a percentage of total revenues totaled 38.2% in 2001 as compared to 33.6% in 2002. The long-distance services segment and All Other Services contributed to the decrease in total cost of sales and services, partially off-set by increases in cost of sales and services in the cable services, local access services and Internet services segments. See the discussions below for more information by segment.

Long-distance Services Segment Revenues
Long-distance services segment revenues increased 2.1% to $204.9 million in 2002. The components of long-distance services segment revenues are as follows (amounts in thousands):

                                                                                                      Percentage
                                                                      2002              2001            Change
                                                                 -------------     -------------    ---------------
   Common carrier message telephone services                    $    95,947            86,577            10.8%
   Residential, commercial and governmental message
     telephone services                                              46,169            54,225           (14.9%)
   Private line and Private Network services                         36,157            34,694             4.2%
   Broadband services                                                18,432            15,696            17.4%
   Lease of fiber optic cable system capacity                         8,225             9,502           (13.4%)
                                                                 -------------     -------------    ---------------
   Total long-distance services segment revenue                 $   204,930           200,694             2.1%
                                                                 =============     =============    ===============

Common Carrier Message Telephone Service Revenue
Message telephone service revenues from other common carriers (principally MCI and Sprint) increased 10.9% to $88.8 million in 2002 resulting from a 14.7% increase in wholesale minutes carried to 819.8 million minutes. After excluding certain 2001 low-margin wholesale minutes no longer carried for other common carriers, comparable wholesale minutes carried for other common carriers increased 19.5% over the prior year. Revenue increases resulting from increased wholesale minutes carried for other common carriers was partially off-set by a 3.5% decrease in the average rate per minute on minutes carried for other common carriers. The increase is also due to the reclassification of approximately 12.0 million minutes of traffic generated by a certain customer from retail in 2001 to wholesale in 2002. The average rate per minute decrease is primarily due to a reduced rate charged by us for certain Sprint traffic due to a new contract commencing April 2002. After excluding certain 2001 low-margin wholesale minutes not carried in 2002 for other common carriers, the comparable average rate per minute decreased 6.5% from the prior year.

Residential, Commercial and Governmental Message Telephone Services Revenue Selected key performance indicators for our offering of message telephone service to residential, commercial and governmental customers follow:

                                                                                                         Percentage
                                                                 2002                  2001                Change
                                                          -------------------    -----------------    -----------------
   Retail minutes carried                                   309.2 million         344.2 million            (10.2%)
   Average rate per minute                                      $0.142                $0.151                (6.0%)
   Number of active residential,
    commercial and governmental
    customers (1)                                               88,200                87,900                 0.3%

   ------------------
   (1) All current subscribers who have had calling activity during December of 2002 and 2001, respectively.

Message telephone service revenues from residential, commercial, and governmental customers decreased 12.2% to $53.3 million in 2002 primarily due to the following:

   o A decrease in retail minutes carried for these customers primarily due to the loss of approximately 8.0 million to 10.0 million minutes earned annually from a certain retail customer and the reclassification of approximately 12.0 million minutes of traffic generated by a certain customer from retail in 2001 to wholesale in 2002, and
   o A decrease in the average rate per minute paid by these customers due to our promotion of and customers' enrollment in calling plans offering a certain number of minutes for a flat monthly fee.

Through May 2001 discounts recognized on revenue from certain Private Line and Private Network customers totaling $2.8 million off-set 2001 message telephone service revenue from residential, commercial and governmental customers. Beginning June 2001 these discounts off-set revenue earned from Private Line and Private Network customers. If these discounts had not been recognized in the 2001 message telephone service revenue from residential, commercial and governmental customers through May 2001, revenues would have decreased 16.1% to $53.3 million in 2002 as compared to 2001.

Private Line and Private Network Service Revenue
Private line and Private Network transmission services revenues increased 4.2% to $36.2 million in 2002. The increase is partially off-set by the effect of a reclassification of discounts recognized on revenue from certain Private Line and Private Network customers, discussed above in "Residential, Commercial and Governmental Message Telephone Services Revenue". If the discounts had been recognized in revenue from Private Line and Private Network customers during all of 2001 the increase in revenue would be 13.4% to $36.2 million. The increase in revenue from Private Line and Private Network customers in 2002 is primarily due to an increased number of circuits leased by governmental customers.

Broadband Services Revenue
Revenues from our packaged telecommunications offering to rural hospital and health clinic service and our SchoolAccess(TM) offering to rural school districts increased 17.4% in 2002 to $18.4 million. The increase is primarily due to the addition in the second quarter of 2001 of two new subscribers to our rural hospital and health clinic service for which we recognized a full year of revenue in 2002, and our new SchoolAccess(TM) product offering called Distance Learning that started in late 2002. Distance Learning is a video-conference based service and is used by six school districts in Alaska in 2002.

Long-distances Services Segment Cost of Sales and Services
Long-distance services segment cost of sales and services decreased 18.0% to $60.1 million in 2002. Long-distance services segment cost of sales and services as a percentage of long-distance services segment revenues decreased from 36.5% in 2001 to 29.3% in 2002 primarily due to the following:

   o Reductions in access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.010 and $.056 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows,
   o The FCC MAG reform order reducing the interstate access rates paid by interexchange carriers to LECs in January and again in July 2002, and
   o In the course of business we estimate unbilled long-distance services cost of sales and services based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. In 2002 and 2001, we had favorable and (unfavorable) adjustments of $4.7 million and ($2.8) million, respectively. Excluding the adjustments, long-distance services cost of sales and services as a percentage of long-distance services revenues was 35.1% and 31.6% in 2001 and 2002, respectively.

Long-distance services cost of sales and services in 2001 included a reversal of $2.0 million in accrued costs upon the conclusion of a dispute with ACS and a $450,000 non-recurring refund from ACS in respect of its earnings that exceeded regulatory requirements.

Cable Services Segment Revenues and Cost of Sales and Services
Selected key performance indicators for our cable services segment follow:

                                                                                            Percentage
                                                            2002             2001             Change
                                                       -------------    --------------    --------------
   Basic subscribers                                       136,100          132,000             3.1%
   Digital special interest subscribers                     30,500           24,600            24.0%
   Cable modem subscribers                                  36,200           26,500            36.6%
   Homes passed                                            196,900          192,200             2.4%

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

Programming services revenues increased 11.9% to $68.2 million in 2002 due to an increase in basic and digital subscribers.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $3.1 million to $8.0 million in 2002 due to an increased number of cable modems deployed. Approximately 96% of our cable homes passed are able to subscribe to our cable modem service in 2002.

At December 31, 2002 we offered digital programming in Anchorage, Fairbanks, Juneau, Kenai, and Soldotna, which markets represented approximately 80% of our homes passed.

Homes passed increased at December 31, 2002 as compared to December 31, 2001 due to new facility construction efforts.

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

Local Access Services Segment Revenues and Cost of Sales and Services
Local access services segment revenues increased 27.1% in 2002 to $32.1 million primarily due to growth in the average lines in service. At December 31, 2002 an estimated 96,100 lines were in service as compared to approximately 79,200 lines in service at December 31, 2001. At December 31, 2002 approximately 1,700 additional lines were awaiting connection. The increase in local access services revenues described above was partially off-set by the following:

   o The FCC MAG reform order reducing the interstate access rates paid by interexchange carriers to LECs in January and again in July 2002, and
   o A reduction in interstate access rates charged by us to interexchange carriers in response to an FCC order forcing a competitor to reduce their interstate access rates.

We estimate that our 2002 lines in service total represented a statewide market share of approximately 20%.

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

Local access services cost of sales and services increased 43.9% to $20.2 million in 2002. Local access services cost of sales and services as a percentage of local access services revenues increased from 55.6% in 2001 to 63.0% in 2002, primarily due to the following:

   o The effect of offering one to two months of free service to significant numbers of new local access services customers acquired in 2002 while continuing to incur cost of sales and services for such new customers,
   o The lease of wholesale circuits from ACS in Fairbanks and Juneau pending completion of our facilities enabling service transition to UNE facilities and pricing, and
   o An increase in the Anchorage loop lease rates. ACS requested and received permission for a 7.7% increase in the UNE loop rate to $14.92 per month and a 24% increase in their retail residential rates, both effective in November 2001. The wholesale service rate we pay is tied to the retail residential rate and increased approximately $2.25 per line per month. Additionally, the cost of most residential features increased 24.0% to approximately $1.35 per line per month. The increased rates resulted in an approximately $1.2 million increase in our local access services cost of sales and services in 2002 without a corresponding increase in our revenue.

The increases in local access services cost of sales and services as a percentage of local access services revenues described above are partially offset by further economies of scale and more efficient network utilization as the number of local access services subscribers and resulting revenues increase.

The size of the local access services segment operating loss is exacerbated by the allocation of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long distance services segment, the local access services segment operating loss would have decreased by approximately $7.0 million and the long distance services segment would be reduced by an equal amount in 2002. Avoided access charges totaled approximately $6.3 million in 2001.

The local access services segment operating loss was affected by the expected start-up losses we experienced in the new Fairbanks and Juneau markets and our continued evaluation and testing of DLPS technology.

Internet Services Segment Revenues and Cost of Sales and Services
Selected key performance indicators for our Internet services segment follow:

                                                                                  Percentage
                                                   2002             2001            Change
                                               -------------    ------------    ---------------
   Total Internet subscribers                     89,500           72,700            23.1%
   Cable modem subscribers                        36,200           26,500            36.6%
   Dial-up subscribers                            53,300           46,000            15.9%

Internet services segment revenues increased 29.9% to $15.6 million in 2002 primarily due to growth in the number of customers served and the 60.3% increase in its allocable share of cable modem revenues in 2002 as compared to 2001. The increase in cable modem revenue is primarily due to growth in the number of cable modem subscribers from 2001 to 2002 and our subscribers' more frequent selection of our highest level of cable modem service.

Internet services cost of sales and services increased 0.9% to $4.8 million in 2002, and as a percentage of Internet services revenues, totaled 30.8% and 39.6% in 2002 and 2001, respectively. The decrease as a percentage of Internet services revenues is primarily due to the increase in Internet's portion of cable modem revenue which generally has higher margins than do other Internet services products. As Internet services revenues increase, economies of scale and more efficient network utilization continue to result in reduced Internet cost of sales and services as a percentage of revenues.

We enhanced the value of our Internet offerings in 2002 through the addition of electronic billing and presentment capabilities and the rollout of a product called e-mail guard, which filters out e-mail spam and viruses. In 2002 we upgraded the download speeds of all of our cable modem Internet service offerings. These new services and enhancements have proven to be very popular with our customers and are helping to further solidify our customer relationships.

All Other Revenues and Cost of Sales and Services
The 37.9% decrease in All Other revenues to $26.6 million in 2002 is primarily due to the $19.5 million fiber optic cable system capacity sale in 2001, as described in note 1(r) in the accompanying "Notes to Consolidated Financial Statements." The decrease in revenues is partially offset by a $3.0 million increase in managed services revenue to $22.0 million in 2002 primarily due to the provision of additional services to and increased revenues from a certain customer as performance criteria was met.

All Other costs of sales and services decreased 44.8% to $14.9 million in 2002 primarily due to $10.9 million in costs of sale for the fiber optic cable system capacity sale in 2001.

As a percentage of All Other revenues, All Other costs of sales and services totaled 56.0% and 62.9% in 2002 and 2001, respectively. Excluding revenues from the 2001 fiber optic cable system capacity sale, cost of sales and services as a percentage of revenues totaled 56.0% and 68.9% in 2002 and 2001, respectively. The decrease is primarily due to the provision of additional services to and increased revenues from a certain customer as performance criteria was met without a corresponding increase in cost of sales and services.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 10.7% to $129.0 million in 2002 and, as a percentage of total revenues, increased to 35.1% in 2002 from 32.6% in 2001. Excluding the fiber optic cable system capacity sale in 2001, selling, general and administrative expenses, as a percentage of total revenues, increased from 34.1% in 2001 to 35.1% in 2002. The 2002 increase in selling, general and administrative expenses is primarily due to increased labor and health insurance costs, incremental new costs to operate GFCC and Rogers, and costs incurred for our unsuccessful bid to purchase certain of the assets of WCI Cable, Inc., partially offset by a decreased accrual for company-wide success sharing bonus costs.

Marketing and advertising expenses as a percentage of total revenues decreased from 3.4% in 2001 to 3.3% in 2002. Excluding revenues from the fiber optic cable system capacity sale in 2001, marketing and advertising expenses as a percentage of total revenues were 3.6% in 2001.

Bad Debt Expense
Bad debt expense increased 206.7% to $13.1 million in 2002 and, as a percentage of total revenues, increased to 3.6% in 2002 from 1.2% in 2001. Excluding revenues from the fiber optic cable system capacity sale in 2001, bad debt expense as a percentage of total revenues was 1.3% in 2001. The 2002 increase is primarily due to the $11.0 million bad debt expense for uncollected accounts due from MCI.

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

Other Expense, Net
Other expense, net of other income, increased 3.4% to $33.4 million in 2002. The increase is primarily due to the following:

   o A $3.2 million increase in deferred loan fee expense to $4.6 million primarily due to the recognition of $2.3 million in unamortized deferred loan fees upon refinancing our Senior Credit Facility and Fiber Facility, and
   o Increased interest expense in November and December 2002 due to the increased interest rate paid on our amended Senior Credit Facility starting November 1, 2002.

Partially offsetting these increases were decreased 2002 interest rates on our Senior Credit Facility and Fiber Facility through November 1, 2002.

Income Tax Expense
Income tax expense was $5.7 million in 2002 and $4.1 million in 2001. The increase was due to increased net income before income taxes in 2002 as compared to 2001. Our effective income tax rate decreased from 47.0% in 2001 to 45.9% in 2002 due to the effect of items that are nondeductible for income tax purposes.

Fluctuations in Fourth Quarter Results of Operations

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 (amounts in thousands, except per share amounts):

                                                           First      Second        Third       Fourth      Total
                                                          Quarter     Quarter      Quarter      Quarter      Year
                                                       ------------ ----------- ------------ ----------- ------------
       2003
       ----
       Total revenues                                 $    92,777      95,939       98,327      103,754    390,797
       Gross profit                                   $    62,529      65,868       66,457       70,560    265,414
       Net income before cumulative effect of a       $
         change in accounting principle                     3,095       4,810        4,529        3,652     16,086
       Net income                                     $     2,551       4,810        4,529        3,652     15,542
                                                       ------------ ----------- ------------ ----------- ------------
       Basic and diluted net income per common
         share:
         Net income before cumulative effect of a     $
            change in accounting principle (1)               0.05        0.08         0.07         0.06       0.25
         Cumulative effect of a change in
            accounting principle, net of income
            tax benefit of $367                             (0.01)        ---          ---          ---      (0.01)
                                                       ------------ ----------- ------------ ----------- ------------
              Net income (1)                          $      0.04        0.08         0.07         0.06       0.24
                                                       ============ =========== ============ =========== ============
       2002
       ----
       Total revenues                                 $    88,210      92,740       94,550       92,342    367,842
       Gross profit                                   $    56,973      61,879       64,175       61,251    244,278
       Net income (loss)                              $     2,212      (1,103)       5,063          491      6,663
       Basic and diluted net income (loss) per
         common share                                 $      0.03       (0.03)        0.08         0.00       0.08

       -------------
       (1) Due to rounding, the sum of quarterly net income per common share amounts does not agree to total year net income per common share.

The following describes unusual or infrequently occurring items recognized in the following quarters of 2002 and 2003:

   o In the fourth quarter of 2003 we reported an impairment charge of $5.4 million which equaled the remaining net book value recorded for our North Pacific Cable asset, as discussed in "Impairment Charge" above,
   o In the fourth quarter of 2003 we recognized approximately $5.0 million in Amortization of Loan and Senior Notes Fees due to classifying a portion of the new Senior Credit Facility described further in "Liquidity and Capital Resources" below as a substantial modification of the April 22, 2003 amended Senior Credit Facility, and
   o In the second and third quarters of 2002 we recognized $9.7 million and $1.2 million, respectively, in bad debt expense for uncollected accounts due from MCI. In the third and fourth quarters of 2003 we recognized approximately $647,000 and $2.2 million, respectively, in recoveries of bad debt expense for uncollected accounts due from MCI.

Liquidity and Capital Resources

Cash flows from operating activities totaled $85.7 million in 2003 as compared to $74.5 million in 2002. The 2003 increase is primarily due to increased cash flow from all of our reportable segments, a $2.3 million refund from a local exchange carrier in respect of its earnings that exceeded regulatory requirements, receipt of $2.0 million in payments of notes receivable from related parties issued upon stock option exercise, and a $1.7 million refund from an intrastate access cost pool that previously overcharged us for access services. Uses of cash during 2003 included expenditures of $62.5 million for property and equipment, including construction in progress, principal payments on long-term debt and capital lease obligations of $14.6 million, payment of $6.2 million to purchase other assets and intangible assets, payment of $3.5 million in fees associated with the amended and new Senior Credit Facility, and payment of preferred stock dividends of $2.0 million.

Net receivables increased $15.7 million from December 31, 2002 to December 31, 2003 primarily due to increases in the following:

   o Trade receivables for broadband services provided to hospitals and health clinics,
   o Trade receivables for special project revenue earned from a certain customer,
   o Trade receivables for telecommunication services provided to a certain customer,
   o Trade receivable for estimated support from the Universal Service Program, and
   o Trade receivable for directory advertising services associated with our new phone directory.

Working capital totaled $8.9 million at December 31, 2003, a $4.7 million increase as compared to $4.2 million at December 31, 2002. The increase is primarily attributed to the following:

   o $13.7 million of the $15.7 million increase in net receivables at December 31, 2003. The remaining increase in trade receivables does not result in a significant change in working capital due to an off-set reported in current liabilities,
   o A $2.3 million decrease in accounts payable primarily due to the timing of payments for cost of sales and service and the bankruptcy settlement with MCI in July 2003 (as further discussed in Long Distance Services Overview above), partially off-set by increased accounts payable associated with the construction of our new fiber optic cable system, and
   o A $2.0 million increase in the current portion of notes receivable from related parties at December 31, 2003 as compared to December 31, 2002.

The increase in working capital was partially off-set by the following:

   o A $5.7 million increase in accrued payroll primarily due to an increased accrual for company-wide success sharing bonus costs, and
   o An increase of $3.4 million in the current maturity of our satellite transponder lease obligation.

In February 2004 GCI's wholly owned subsidiary GCI, Inc. sold $250 million in aggregate principal amount of senior debt securities due February 15, 2014 ("new Senior Notes"). The new Senior Notes are an unsecured senior obligation. We will pay interest of 7.25% on the new Senior Notes, which were sold at a discount of $4.3 million. The new Senior Notes will be carried on our balance sheet net of the unamortized portion of the discount, which will be amortized to interest expense over the life of the new Senior Notes.

The net proceeds of the offering were primarily used to repay our existing $180 million 9.75% Senior Notes ("old Senior Notes") and to repay approximately $43.8 million of the term portion and $10.0 million of the revolving portion of our new Senior Credit Facility. Semi-annual interest payments of approximately $9.1 million will be due beginning August 15, 2004. In connection with the issuance, we paid fees and other expenses of approximately $6.3 million which will be amortized over the life of the new Senior Notes.

The new Senior Notes were offered only to qualified institutional buyers pursuant to Rule 144A and non-United States persons pursuant to Regulation S. The new Senior Notes have not been registered under the Securities Act and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. We plan to register our new Senior Notes by June 16, 2004.

The new Senior Notes are not redeemable prior to February 15, 2009. At any time on or after February 15, 2009, the new Senior Notes are redeemable at our option, in whole or in part, on not less than thirty days nor more than sixty days notice, at the following redemption prices, plus accrued and unpaid interest (if any) to the date of redemption:

     If redeemed during the twelve month period
     commencing February 1 of the year indicated:            Redemption Price
     ---------------------------------------------------- ---------------------
     2009                                                        103.625%
     2010                                                        102.417%
     2011                                                        101.208%
     2012 and thereafter                                         100.000%

We may, on or prior to February 17, 2007, at our option, use the net cash proceeds of one or more underwritten public offerings of our qualified stock to redeem up to a maximum of 35% of the initially outstanding aggregate principal amount of our new Senior Notes at a redemption price equal to 107.25% of the principal amount of the new Senior Notes, together with accrued and unpaid interest, if any, thereon to the date of redemption, provided that not less than 65% of the principal amount of the new Senior Notes originally issued remain outstanding following such a redemption.

The new Senior Notes restrict GCI, Inc. and certain of its subsidiaries from incurring debt in most circumstances unless the result of incurring debt does not cause our leverage ratio to exceed 6.0 to one. The new Senior Notes do not allow debt under the new Senior Credit Facility to exceed the greater of (and reduced by certain stated items):

   o   $250 million, reduced by the amount of any prepayments, or
   o 3.0 times earnings before interest, taxes, depreciation and amortization for the last four full fiscal quarters of GCI, Inc. and certain of its subsidiaries.

The new Senior Notes limit our ability to make cash dividend payments.

We are conducting a Consent Solicitation and Tender Offer for the old Senior Notes. Through February 13, 2004 we accepted for payment $114.6 million principal amount of notes which were validly tendered. Such notes accepted for payment received additional consideration as follows:

   o $4.0 million based upon a payment of $1,035 per $1,000 principal amount, consisting of the purchase price of $1,025 per $1,000 principal amount and the consent payment of $10 per $1,000 principal amount, and
   o   $497,000 in accrued and unpaid interest through February 16, 2004.

The remaining principal amount of $65.4 million will be redeemed by March 18, 2004 for additional consideration as follows:

   o $2.1 million based upon a payment of $1032.50 per $1,000 principal amount, and
   o $815,000 in estimated accrued and unpaid interest through the expected date of redemption March 17, 2004.

The total estimated redemption cost is expected to be $186.1 million. The premium to redeem our old Senior Notes is expected to be $6.1 million (excluding estimated interest cost of $1.3 million), which will be recognized as a component of Other Income (Expense) during the three months ended March 31, 2004.

Compliance with the redemption notice requirements in the Indenture will result in a delay of up to sixty days before final redemption of some of the old Senior Notes. As a result of such delay, our total debt will increase during the overlap period between the redemption of the outstanding old Senior Notes and the issuance of the new Senior Notes making us out of compliance with Section
6.11 of our Credit, Guaranty, Security and Pledge

Agreement, dated as of October 30, 2003. We have received a waiver from compliance with Section 6.11 until April 30, 2004.

On April 22, 2003 we amended our $225.0 million Senior Credit Facility. On October 30, 2003 we closed a new $220.0 million Senior Credit Facility to replace the April 22, 2003 amended Senior Credit Facility. The new Senior Credit Facility reduced the interest rate from LIBOR plus 6.50% to LIBOR plus 3.25%. The new Senior Credit Facility includes a term loan of $170.0 million and a revolving credit facility of $50.0 million.

The repayment schedule for the term loan portion of the new Senior Credit Facility, after considering repayments from our new Senior Notes offering proceeds, is as follows (amounts in thousands):

                            Date                                 Amount
     -----------------------------------------------------    ------------
     Quarter ended December 31, 2005                          $     170
     Quarterly from March 31, 2006 to December 31, 2006       $   8,000
     Quarterly from March 31, 2007 to September 30, 2007      $  10,000

The remaining balance of the new Senior Credit Facility will be payable in full on October 31, 2007.

We are required to pay a commitment fee on the unused portion of the commitment. We may not permit the Total Leverage Ratio (as defined), the Senior Secured Leverage Ratio (as defined), and the Interest Coverage Ratio (as defined) to exceed certain amounts over the life of the new Senior Credit Facility.

Capital expenditures, excluding up to $58.0 million incurred to build or acquire additional fiber optic cable system capacity between Alaska and the Lower 48 States, in any of the years ended December 31, 2004, 2005 and 2006 may not exceed:

     o   $25.0 million, plus
     o 100% of any Excess Cash Flow (as defined) during the applicable period less certain permitted investments during the applicable period.

If the revolving credit facility exceeds $25.0 million, we may not incur capital expenditures, other than those incurred to build or acquire additional fiber optic cable system capacity, in excess of $25.0 million.

The new Senior Credit Facility requirement that we must either have repaid in full or successfully refinanced our old Senior Notes by February 1, 2007 was met with the refinancing of our old Senior Notes, as previously discussed.

$3.5 million of the new Senior Credit Facility has been used to provide a letter of credit to secure payment for our contract for the design, engineering, manufacture and installation of the new undersea fiber optic cable system. The letter of credit will be reduced to $1.8 million after a contract payment estimated to be made in March 2004. The letter of credit will be cancelled after the final contract payment date estimated to be in April 2004.

In connection with the April 22, 2003 amended Senior Credit Facility, we paid bank fees and other expenses of approximately $2.6 million during the year ended December 31, 2003. In connection with the new Senior Credit Facility, we paid bank fees and other expenses of $912,000 during the three months ended December 31, 2003 which will be amortized over the life of the new Senior Credit Facility.

Because a portion of the new Senior Credit Facility was a substantial modification of the April 22, 2003 amended Senior Credit Facility, we recognized approximately $5.0 million in Amortization of Loan and Senior Notes Fees during the three months ended December 31, 2003. The remaining $2.2 million in amended Senior Credit Facility Deferred Loan Costs will continue to be amortized over the life of the new Senior Credit Facility.

The term loan is fully drawn and we have letters of credit totaling $6.5 million, which left $43.5 million available at December 31, 2003 to draw under the revolving credit facility if needed. In January 2004 we drew $10.0 million under the revolving credit facility. Our ability to draw down on the revolver portion of our new Senior Credit Facility could be diminished if we are not in compliance with all new Senior Credit Facility covenants or have a material adverse change at the date of the request for the draw. In September and December 2003 we made scheduled principal payments on our term loan totaling $10.0 million. In April 2003, we made a $2.7 million principal payment on the revolving credit facility. As described above, we issued new Senior Notes in February 2004 and used a portion of the proceeds to repay approximately $43.8 million of the term portion and $10.0 million of the revolving portion of our new Senior Credit Facility.

We were in compliance with all loan covenants at December 31, 2003.

Our expenditures for property and equipment, including construction in progress, totaled $62.5 million and $65.1 million during 2003 and 2002, respectively. Our capital expenditures requirements in excess of approximately $25 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2004 expenditures for property and equipment for our core operations, including construction in progress and excluding the new fiber system construction costs and other special projects described below, to total $45 million to $55 million, depending on available opportunities and the amount of cash flow we generate during 2004.

We are constructing a fiber optic cable system connecting Seward, Alaska and Warrenton, Oregon, with leased backhaul facilities to connect it to our switching and distribution centers in Anchorage, Alaska and Seattle, Washington. The 1,544-statute mile cable system has a total design capacity of 960 Gigabits per second access speed and is planned to be operational by May 2004. The cable will complement our existing fiber optic cable system between Whittier, Alaska and Seattle, Washington. The two cables will provide physically diverse backup to each other in the event of an outage. We expect to fund construction costs that are expected to total $50 million through our operating cash flows and, to the extent necessary, with draws on our new Senior Credit Facility. During 2003 our capital expenditures for this project have totaled approximately $16.5 million, all of which has been funded through our operating cash flows.

Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, supplementing our existing network backup facilities, continuing development of our PCS network to meet the requirements of our license, digital local phone service, and upgrades to our cable television plant.

We are testing the deployment of DLPS. We expect to begin implementing this service delivery method in the second quarter of 2004. To ensure the necessary equipment is available to us we have entered into an agreement to purchase a certain number of outdoor, network powered multi-media adapters. The agreement has a remaining outstanding commitment at December 31, 2003 of $18.3 million.

We believe that payment for services provided to MCI subsequent to their bankruptcy filing date will continue to be made timely, consistent with our status in MCI's filing as a key service provider or utility to MCI. See "Long Distance Services Overview" for a discussion of the settlement of the uncollected amounts due from MCI.

A migration of MCI's traffic off our network without it being replaced by other common carriers that interconnect with our network could have a materially adverse impact on our financial position, results of operations and liquidity.

Dividends accrued on our Series B preferred stock are payable in cash at the semi-annual payment dates of April 30 and October 31 of each year. We paid dividends of $722,000 and $713,000 on April 30, 2003 and October 31, 2003, respectively. Redemption is required on April 30, 2011.

Our next Series B preferred stock dividend is due April 30, 2004. In October 2003, 1,250 shares of our Series B preferred stock was converted to approximately 225,000 shares of our Class A common stock at the stated conversion price of $5.55 per share. In January 2004 an additional 3,108 shares of our Series B preferred stock was converted to 560,000 shares of our Class A common stock at the stated conversion price of $5.55 per share. The conversions will reduce our future semi-annual cash dividends.

Dividends accrued on our Series C preferred stock are payable quarterly in cash. Our next Series C preferred stock dividend of approximately $150,000 is due March 31, 2004. We may redeem the Series C preferred stock at any time in whole but not in part. Mandatory redemption is required at any time after June 30, 2005 at the option of holders of 80% of the outstanding shares of the Series C preferred stock. The redemption price is $1,000 per share plus the amount of all accrued and unpaid dividends, whether earned or declared, through the redemption date.

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

The telecommunications industry in general has been depressed due to high levels of competition in the long-distance market resulting in pressures to reduce prices, an oversupply of long-haul capacity, excessive debt loads, several high-profile company failures and potentially fraudulent accounting practices by some companies. Our ability to obtain new debt under acceptable terms and conditions in the future may be diminished as a result.

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

Those policies considered to be critical accounting policies for the year ended December 31, 2003 are described below.

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

   o We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill and indefinite-lived assets such as our cable segment franchise agreements are no longer amortized but are subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using the straight-line method, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of the applicability of quoted market prices in active markets and, if quoted market prices are not available and/or are not applicable, how the acquired asset will perform in the future using a discounted cash flow analysis. Estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, performance compared to peers, material and ongoing negative economic trends, and specific industry or market sector conditions. In determining the reasonableness of cash flow estimates, we review historical performance of the underlying asset or similar assets in an effort to improve assumptions utilized in our estimates. In assessing the fair value of goodwill and other intangibles, we may consider other information to validate the reasonableness of our valuations including third-party assessments. These evaluations could result in a change in useful lives in future periods and could result in write-down of the value of intangible assets. Because of the significance of the identified intangible assets and goodwill to our consolidated balance sheet, the annual impairment analysis will be critical. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated financial position, results of operations or liquidity. Refer to Note 6 in the accompanying "Notes to Consolidated Financial Statements" for additional information regarding intangible assets.

   o We estimate unbilled long-distance segment cost of sales and services based upon minutes of use carried through our network and established rates. We estimate unbilled costs for new circuits and services, and when network changes occur that result in traffic routing changes or a change in carriers. Carriers that provide service to us regularly change their networks which can lead to new, revised or corrected billings. Such estimates are revised or removed when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. Revisions to previous estimates could either increase or decrease costs in the year in which the estimate is revised which could have a material effect on our consolidated financial condition and results of operations.

   o Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." We have recorded deferred tax assets of approximately $77.5 million associated with income tax net operating losses that were generated from 1990 to 2003, and that expire from 2005 to 2022. Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of approximately $1.9 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. In conjunction with certain 1996 acquisitions, we determined that approximately $20 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses. Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. We have not recorded a valuation allowance on the deferred tax assets as of December 31, 2003 based on management's belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Polices related to revenue recognition and financial instruments require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters, including but not limited to the requirement to account for the market value of stock options as compensation expense, are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. A complete discussion of our significant accounting policies can be found in Note 1 in the accompanying "Notes to Consolidated Financial Statements."

New Accounting Standards

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in Variable Interest Entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. At December 31, 2003, we do not have VIEs. We will adopt this statement January 1, 2004 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

Geographic Concentration and the Alaska Economy

We offer voice and data telecommunication and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and of our operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. All of the federal funding and the majority of investment revenues are dedicated for specific purposes, leaving oil revenues as the primary source of general operating revenues. In fiscal 2003 the State's actual results indicate that Alaska's oil revenues, federal funding and investment revenues supplied 36%, 31% and 20%, respectively, of the state's total revenues. In fiscal 2004 state economists forecast that Alaska's oil revenues, federal funding and investment revenues will supply 28%, 32% and 30%, respectively, of the state's total projected revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of 0.990 million barrels produced per day in fiscal 2003. The state forecasts the production rate to decline from 0.996 million barrels produced per day in fiscal 2004 to 0.844 million barrels produced per day in fiscal 2015. The state reports that its forecast has been adjusted since the last forecast reported in April 2003 due to the reexamination of field reservoir performance and potential.

Market prices for North Slope oil averaged $28.15 in fiscal 2003 and are forecasted to average $27.70 in fiscal 2004. The closing price per barrel was $31.53 on February 6, 2004. To the extent that actual oil prices vary materially from the state's projected prices the state's projected revenues and deficits will change. Every $1 change in the price per barrel of oil is forecasted to result in a $50.0 to $60.0 million change in the state's fiscal 2004 revenue. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

The State of Alaska maintains the Constitutional Budget Reserve Fund that is intended to fund budgetary shortfalls. If the state's current projections are realized, the Constitutional Budget Reserve Fund will be depleted in 2007. The date the Constitutional Budget Reserve Fund is depleted is highly influenced by the price of oil. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance the budget. The governor of the State of Alaska and the Alaska legislature continue to pursue cost cutting and revenue enhancing measures.

Should new oil discoveries or developments not materialize or the price of oil become depressed, the long term trend of continued decline in oil production from the Prudhoe Bay area is inevitable with a corresponding adverse impact on the economy of the state, in general, and on demand for telecommunications and cable television services, and, therefore, on us, in particular. Periodically there are renewed efforts to allow exploration and development in the Arctic National Wildlife Refuge ("ANWR"). The United States Energy Information Agency estimates it could take nine years to begin oil field drilling after approval of ANWR exploration.

Deployment of a natural gas pipeline from the State of Alaska's North Slope to the Lower 48 States has been proposed to supplement natural gas supplies. A competing natural gas pipeline through Canada has also been proposed. The economic viability of a natural gas pipeline depends upon the price of and demand for natural gas. Either project could have a positive impact on the State of Alaska's revenues and the Alaska economy. In January 2004, two competing groups submitted applications to the State of Alaska to negotiate tax and other financial terms for the construction of a natural gas pipeline. The governor of the State of Alaska and certain natural gas transportation companies continue to support a natural gas pipeline from Alaska's North Slope by trying to reduce the project's costs and by advocating for federal tax incentives to further reduce the project's costs.

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

The United States Army Corps of Engineers awarded a construction contract in 2002 for test bed facilities. The contract is reported to contain basic requirements and various options that could amount to $250 million in construction, or possibly more, if all items are executed. Site preparation has been underway at Fort Greely since August of 2001 and construction began on the Fort Greely test bed shortly after the June 15, 2002 groundbreaking. The test bed is due to be operational by September 30, 2004, though it may be operational in the summer of 2004.

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

Seasonality

Long-distance revenues (primarily those derived from our other common carrier customers) have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers spend more time at home and tend to watch more television during these months. Local access and Internet services do not exhibit significant seasonality. Our ability to implement construction projects is also hampered during the winter months because of cold temperatures, snow and short daylight hours.

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

Schedule of Certain Known Contractual Obligations

The following table details future projected payments associated with our certain known contractual obligations as of December 31, 2003.

                                                                   Payments Due by Period

                                                             Less than 1   1 to 3      4 to 5     More Than 5
                                                   Total         Year       Years       Years        Years
                                               ------------- ----------- ---------- ------------ -------------
                                                                   (Amounts in thousands)
   Long-term debt                             $   345,000       20,000      56,000     269,000          ---
   Interest on long-term debt                      70,200       17,550      35,100      17,550          ---
   Capital lease obligations, including
     interest                                      61,902        8,448      19,201      15,775       18,478
   Operating lease commitments                     69,473       12,357      20,787      13,230       23,099
   Redeemable preferred stock                      25,664          ---      10,000         ---       15,664
   Purchase obligations                            71,038       45,024      20,303       5,711          ---
                                               ------------- ----------- ---------- ------------ -------------
     Total contractual obligations            $   643,277      103,379     161,391     321,266       57,241
                                               ============= =========== ========== ============ =============

For long-term debt included in the above table, we have included principal payments on our new Senior Credit Facility and on our old Senior Notes. Interest on amounts outstanding under our new Senior Credit Facility is based on variable rates and therefore the amount is not determinable. Our old Senior Notes require semi-annual interest payments of approximately $8.8 million through August 2007. For a discussion of our long-term debt, including the redemption of our old Senior Notes, issuance of new Senior Notes and the use of proceeds from the issuance of new Senior Notes to pay down our new Senior Credit Facility, see notes 8 and 17 to the accompanying "Notes to Consolidated Financial Statements."

For a discussion of our capital and operating leases, see note 16 to the accompanying "Notes to Consolidated Financial Statements."

We have included only the maturity redemption amount on our Series B and C preferred stock (cash dividends are excluded). Our Series B preferred stock is convertible at $5.55 per share into GCI Class A common stock. Dividends are payable semi-annually at the rate of 8.5%, plus accrued but unpaid dividends, in cash. Mandatory redemption is required 12 years from the date of closing. In January 2004, a Series B preferred stockholder converted 3,108 shares of Series B preferred stock to GCI Class A common stock. Our Series C preferred stock is convertible at $12 per share into GCI Class A common stock, is non-voting, and pays a 6% per annum quarterly cash dividend. We may redeem the Series C preferred stock at any time in whole but not in part. Mandatory redemption is required at any time after the fourth anniversary date at the option of holders of 80% of the outstanding shares of the Series C preferred stock. For more information about our redeemable preferred stock, see notes 1(e) and 17to the accompanying "Notes to Consolidated Financial Statements."

Purchase obligations include the remaining construction commitment for our fiber optic cable system of $24.6 million, the remaining DLPS equipment purchase commitment of $18.3 million and the remaining $16.0 million commitment for our Alaska Airlines agreement as further described in note 16 to the accompanying "Notes to Consolidated Financial Statements." The contracts associated with these commitments are non-cancelable. Purchase obligations also include other commitments for goods and services for capital projects and normal operations which are not included in our Consolidated Balance Sheets at December 31, 2003, because the goods had not been received or the services had not been performed at December 31, 2003.

Regulatory Developments

You should see "Part I -- Item 1 -- Business, Regulation, Franchise Authorizations and Tariffs" for more information about regulatory developments affecting us.

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

Our new Senior Credit Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. On September 21, 2001, we entered into an interest rate swap agreement to convert $25.0 million of variable interest rate debt to 3.98% fixed rate debt plus applicable margin. As of December 31, 2003, we have borrowed $165.0 million of which $140.0 million is subject to interest rate risk. On this amount, a 1% increase in the interest rate would result in $1,400,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of December 31, 2003, we have borrowed $43.5 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would result in $435,000 in additional gross interest cost on an annualized basis.

Item 8.  Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on Page 93. The financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-14(c) and 15d-14(c)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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



                                    Part III

Items 10, 11, 12, 13 and 14 are incorporated herein by reference from our Proxy Statement for our 2004 Annual Shareholders' meeting.

                                     Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

     (a)(l) Consolidated Financial Statements                                                            Page No.
                                                                                                         --------
            Included in Part II of this Report:

                  Independent Auditors' Report..............................................................94

                  Consolidated Balance Sheets, December 31, 2003 and 2002...................................95 -- 96

                  Consolidated Statements of Operations,
                     Years ended December 31, 2003, 2002 and 2001...........................................97

                  Consolidated Statements of Stockholders' Equity,
                     Years ended December 31, 2003, 2002 and 2001...........................................98 -- 100

                  Consolidated Statements of Cash Flows,
                     Years ended December 31, 2003, 2002 and 2001...........................................101

                  Notes to Consolidated Financial Statements................................................102 -- 140

     (a)(2) Consolidated Financial Statement Schedules

            None

     (b)    Reports on Form 8-K.............................................................................141

     (c)    Exhibits........................................................................................141

     Other schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


The Board of Directors
General Communication, Inc.:

We have audited the accompanying consolidated balance sheets of General Communication, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Communication, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(p) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards, No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.



                                    /s/

                                    KPMG LLP

Anchorage, Alaska
February 20, 2004

                                 GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)                                                                               December 31,
                                          ASSETS                                                  2003          2002
-----------------------------------------------------------------------------------------    ------------- -------------
Current assets:
   Cash and cash equivalents                                                                $    10,435        11,940
                                                                                             ------------- -------------

Receivables                                                                                      70,235        66,595
Less allowance for doubtful receivables                                                           1,954        14,010
                                                                                             ------------- -------------
   Net receivables                                                                               68,281        52,585
                                                                                             ------------- -------------

   Prepaid and other current assets                                                              12,159         9,171
   Deferred income taxes, net                                                                     7,195         8,509
   Notes receivable from related parties                                                          2,723           697
   Property held for sale                                                                         2,173         1,037
   Inventories                                                                                    1,513           400
                                                                                             ------------- -------------
       Total current assets                                                                     104,479        84,339
                                                                                             ------------- -------------

Property and equipment in service, net of depreciation                                          369,039       381,394
Construction in progress                                                                         33,618        16,958
                                                                                             ------------- -------------
   Net property and equipment                                                                   402,657       398,352
                                                                                             ------------- -------------

Cable certificates, net of amortization of $26,775 and $26,884 at December 31, 2003
   and 2002, respectively                                                                       191,241       191,132
Goodwill                                                                                         41,972        41,972
Other intangible assets, net of amortization of $1,656 and $1,848 at December 31, 2003
   and 2002, respectively                                                                         3,895         3,460
Deferred loan and senior notes costs, net of amortization of $5,308 and $4,110 at
   December 31, 2003 and 2002, respectively                                                       5,757         9,961
Notes receivable from related parties                                                             3,443         5,142
Other assets                                                                                      9,576         4,424
                                                                                             ------------- -------------
       Total other assets                                                                       255,884       256,091
                                                                                             ------------- -------------
       Total assets                                                                         $   763,020       738,782
                                                                                             ============= =============

See accompanying notes to consolidated financial statements.

                                       95                            (Continued)

                                 GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                               (Continued)
(Amounts in thousands)                                                                                December 31,
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY                                   2003        2002
-------------------------------------------------------------------------------------------    ------------ -----------
Current liabilities:
   Current maturities of obligations under capital leases                                      $    5,139       1,857
   Accounts payable                                                                                34,133      33,605
   Deferred revenue                                                                                21,275      18,290
   Accrued payroll and payroll related obligations                                                 17,545      11,821
   Accrued interest                                                                                 8,645       7,938
   Accrued liabilities                                                                              8,156       5,763
   Subscriber deposits                                                                                651         889
                                                                                                ----------- -----------
     Total current liabilities                                                                     95,544      80,163

Long-term debt                                                                                    345,000     357,700
Obligations under capital leases, excluding current maturities                                     38,959      44,072
Obligation under capital lease due to related party, excluding current maturities                     677         703
Deferred income taxes, net of deferred income tax benefit                                          24,168      16,061
Other liabilities                                                                                   6,366       4,956
                                                                                                ----------- -----------
     Total liabilities                                                                            510,714     503,655
                                                                                                ----------- -----------

Redeemable preferred stock                                                                         25,664      26,907
                                                                                                ----------- -----------
Stockholders' equity:
   Common stock (no par):
     Class A.  Authorized 100,000 shares; issued 52,589 and 51,795 shares at December 31,
       2003 and 2002, respectively                                                                202,362     199,903

     Class B. Authorized 10,000 shares; issued 3,868 and 3,875 shares at
       December 31, 2003 and 2002, respectively; convertible on a share-per-share basis
       into Class A common stock                                                                    3,269       3,274

     Less cost of 338 and 317 Class A common shares held in treasury at December 31, 2003
       and 2002, respectively                                                                      (1,917)     (1,836)

  Paid-in capital                                                                                  12,836      11,222
  Notes receivable with related parties issued upon stock option exercise                          (4,971)     (5,650)
  Retained earnings                                                                                15,371       1,847
  Accumulated other comprehensive loss                                                               (308)       (540)
                                                                                                ----------- -----------

     Total stockholders' equity                                                                   226,642     208,220
                                                                                                ----------- -----------
     Commitments and contingencies
     Total liabilities, redeemable preferred stock, and stockholders' equity                   $  763,020     738,782
                                                                                                =========== ===========

See accompanying notes to consolidated financial statements.

                                                GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                Years ended December 31, 2003, 2002 and 2001

                                                                              2003              2002             2001
                                                                         -------------     ------------     -------------
                                                                         (Amounts in thousands, except per share amounts)
Revenues                                                                $    390,797           367,842          357,258

Cost of sales and services                                                   125,383           123,564          139,793
Selling, general and administrative expenses                                 138,693           129,029          116,536
Bad debt expense (recovery)                                                     (178)           13,124            4,279
Impairment charge                                                              5,434               ---              ---
Depreciation, amortization and accretion expense                              53,388            56,400           55,675
                                                                         -------------     ------------     -------------
  Operating income                                                            68,077            45,725           40,975
                                                                         -------------     ------------     -------------

Other income (expense):
  Interest expense                                                           (34,745)          (29,316)         (31,208)
  Amortization of loan and senior notes fees                                  (7,732)           (4,612)          (1,402)
  Interest income                                                                560               525              294
                                                                         -------------     ------------     -------------
     Other expense, net                                                      (41,917)          (33,403)         (32,316)
                                                                         -------------     ------------     -------------
   Net income before income taxes and cumulative effect of a
      change in accounting principle                                          26,160            12,322            8,659

Income tax expense                                                            10,074             5,659            4,070
                                                                         -------------     ------------     -------------
      Net income before cumulative effect of a change in
         accounting principle                                                 16,086             6,663            4,589

Cumulative effect of a change in accounting principle, net of
  income tax benefit of $367                                                    (544)              ---              ---
                                                                         -------------     ------------     -------------

         Net income                                                     $     15,542             6,663            4,589
                                                                         =============     ============     =============

Basic and diluted net income per common share:
  Net income before cumulative effect of a change in accounting
     principle                                                          $       0.25              0.08             0.05
  Cumulative effect of a change in accounting principle, net of
     income tax benefit of $367                                                (0.01)              ---              ---
                                                                         -------------     ------------     -------------
       Net income                                                       $       0.24              0.08             0.05
                                                                         =============     ============     =============

See accompanying notes to consolidated financial statements.

                                              GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                          Notes
                                                                   Class A              Receivable            Accumulated
                                               Class A   Class B   Shares               Issued to  Retained     Other
                                               Common    Common    Held in    Paid-in    Related   Earnings  Comprehensive
 (Amounts in thousands)                         Stock     Stock    Treasury   Capital    Parties   (Deficit)    Income       Total
                                          ------------------------------------------------------------------------------------------
 Balances at December 31, 2000               $ 182,706    3,299     (1,659)    7,368     (2,976)    (5,258)       ---       183,480
 Net income                                        ---      ---        ---       ---        ---      4,589        ---         4,589
 Change in fair value of cash flow
   hedge, net of income tax effect of $5           ---      ---        ---       ---        ---        ---          8             8
                                                                                                                          ----------
 Comprehensive income                                                                                                         4,597
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                        ---      ---        ---     2,317        ---        ---        ---         2,317
 Class B shares converted to Class A                18      (18)       ---       ---        ---        ---        ---           ---
 Shares issued under stock option plan           4,182      ---        ---       ---       (300)       ---        ---         3,882
 Amortization of the excess of GCI stock
   market value over stock option
   exercise cost on date of stock option
   grant                                           ---      ---        ---       789        ---        ---        ---           789
 Shares issued to Employee Stock
   Purchase Plan                                   688      ---        ---       ---        ---        ---        ---           688
 Acquisition of G.C. Cablevision, Inc.
   net assets and customer base                  2,388      ---        ---       ---        ---        ---        ---         2,388
 Series B preferred stock converted to
   Class A common stock                          5,665      ---        ---       ---        ---        ---        ---         5,665
 Payment received on note issued upon
   officer stock option exercise                   ---      ---        ---       ---        688        ---        ---           688
 Preferred stock series B dividends                ---      ---        ---       ---        ---     (1,801)       ---        (1,801)
 Preferred stock series C dividends                ---      ---        ---       ---        ---       (301)       ---          (301)
                                          ------------------------------------------------------------------------------------------
 Balances at December 31, 2001               $ 195,647    3,281     (1,659)   10,474     (2,588)    (2,771)         8       202,392
                                          ==========================================================================================

 See accompanying notes to consolidated financial statements.

                                       98                            (Continued)

                                                    GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                                     (Continued)
                                                                                          Notes
                                                                   Class A              Receivable            Accumulated
                                               Class A   Class B   Shares               Issued to                Other
                                               Common    Common    Held in    Paid-in    Related   Retained  Comprehensive
 (Amounts in thousands)                         Stock     Stock    Treasury   Capital    Parties   Earnings  Income (Loss)   Total
                                          ------------------------------------------------------------------------------------------
 Balances at December 31, 2001               $ 195,647    3,281     (1,659)   10,474     (2,588)    (2,771)         8       202,392
 Net income                                        ---      ---        ---       ---        ---      6,663        ---         6,663
 Change in fair value of cash flow
   hedge, net of income tax effect of
   $459                                            ---      ---        ---       ---        ---        ---       (548)         (548)
                                                                                                                            --------
 Comprehensive income                                                                                                         6,115
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                        ---      ---        ---       319        ---        ---        ---           319
 Class B shares converted to Class A                 7       (7)       ---       ---        ---        ---        ---           ---
 Shares issued under stock option plan           3,372      ---        ---       ---     (3,062)       ---        ---           310
 Amortization of the excess of GCI stock
   market value over stock option
   exercise cost on date of stock option
   grant                                           ---      ---        ---       429        ---        ---        ---           429
 Shares issued to Employee Stock
   Purchase Plan                                   791      ---        ---       ---        ---        ---        ---           791
 Shares issued to acquire minority
   shareholders' interest in GFCC                   86      ---        ---       ---        ---        ---        ---            86
 Purchase of treasury stock                        ---      ---       (177)      ---        ---        ---        ---          (177)
 Preferred stock series B dividends                ---      ---        ---       ---        ---     (1,445)       ---        (1,445)
 Preferred stock series C dividends                ---      ---        ---       ---        ---       (600)       ---          (600)
                                          ------------------------------------------------------------------------------------------
 Balances at December 31, 2002               $ 199,903    3,274     (1,836)   11,222     (5,650)     1,847       (540)      208,220
                                          ==========================================================================================

 See accompanying notes to consolidated financial statements.

                                       99                            (Continued)

                                                    GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                                     (Continued)

                                                                                          Notes
                                                                   Class A              Receivable            Accumulated
                                               Class A   Class B   Shares               Issued to                Other
                                               Common    Common    Held in    Paid-in    Related   Retained  Comprehensive
 (Amounts in thousands)                         Stock     Stock    Treasury   Capital    Parties   Earnings  Income (Loss)   Total
                                          ------------------------------------------------------------------------------------------
 Balances at December 31, 2002               $ 199,903    3,274     (1,836)   11,222     (5,650)     1,847       (540)      208,220
 Net income                                        ---      ---        ---       ---        ---     15,542        ---        15,542
 Change in fair value of cash flow
   hedge, net of change in income tax
   effect of $252                                  ---      ---        ---       ---        ---        ---        232           232
                                                                                                                            --------
 Comprehensive income                                                                                                        15,774
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                        ---      ---        ---       538        ---        ---        ---           538
 Class B shares converted to Class A                 5       (5)       ---       ---        ---        ---        ---           ---
 Shares issued under stock option plan           1,836      ---        ---       ---        ---        ---        ---         1,836
 Shares issued upon exercise of warrants           125      ---        ---       ---        ---        ---        ---           125
 Payments received on notes receivable
   issued to related parties upon stock
   option exercise                                 ---      ---        ---       ---        679        ---        ---           679
 Amortization of the excess of GCI stock
   market value over stock option
   exercise cost on date of stock option
   grant                                           ---      ---        ---     1,076        ---        ---        ---         1,076
 Shares purchased and retired                     (750)     ---        ---       ---        ---        ---        ---          (750)
 Conversion of Series B preferred stock
   to Class A common stock                       1,243      ---        ---       ---        ---        ---        ---         1,243
 Purchase of treasury stock                        ---      ---        (81)      ---        ---        ---        ---           (81)
 Preferred stock series B dividends                ---      ---        ---       ---        ---     (1,418)       ---        (1,418)
 Preferred stock series C dividends                ---      ---        ---       ---        ---       (600)       ---          (600)
                                          ------------------------------------------------------------------------------------------
 Balances at December 31, 2003               $ 202,362    3,269     (1,917)   12,836     (4,971)    15,371       (308)      226,642
                                          ==========================================================================================

See accompanying notes to consolidated financial statements

                                                 GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Amounts in thousands)                                                                    2003           2002            2001
                                                                                      -----------    -----------     -----------
Cash flows from operating activities:
   Net income                                                                        $   15,542          6,663           4,589
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and accretion expense                                    53,388         56,400          55,675
     Deferred income tax expense                                                          9,673          5,754           3,958
     Amortization of loan and senior notes fees                                           7,732          4,612           1,402
     Impairment charge                                                                    5,434            ---             ---
     Compensatory stock options                                                           1,076            548             404
     Bad debt expense (recovery), net of write-offs                                      (1,084)         9,844           1,294
     Deferred compensation                                                                  689            430             787
     Cumulative effect of a change in accounting principle, net                             544            ---             ---
     Non-cash cost of sales                                                                 ---            ---          10,877
     Employee Stock Purchase Plan expense funded with issuance of General
        Communication, Inc. Class A common stock                                            ---            791             ---
     Write-off of capitalized interest                                                      ---            ---             170
     Other noncash income and expense items                                                  99             90             (44)
     Change in operating assets and liabilities                                          (7,395)       (10,654)            815
                                                                                      -----------    -----------    ------------
       Net cash provided by operating activities                                         85,698         74,478          79,927
                                                                                      -----------    -----------    ------------

Cash flows from investing activities:
   Purchases of property and equipment, including construction period interest          (62,479)       (65,140)        (65,638)
   Purchases of other assets and intangible assets                                       (6,249)        (1,657)         (2,296)
   Payments received on notes receivable from related parties                                74            946           1,065
   Notes receivable issued to related parties                                               (99)        (3,055)           (959)
   Purchases of and additions to property held for sale                                    (138)           (38)           (101)
   Acquisition of Rogers net of cash received                                               ---            ---         (18,533)
   Advances and billings to Kanas                                                           ---            ---          (5,404)
                                                                                      -----------    -----------    ------------
       Net cash used in investing activities                                            (68,891)       (68,944)        (91,866)
                                                                                      -----------    -----------    ------------

Cash flows from financing activities:
   Long-term borrowings - bank debt                                                         ---         14,766          29,000
   Repayments of long-term borrowings and capital lease obligations                     (14,557)       (17,279)        (13,667)
   Payment of debt issuance costs                                                        (3,528)          (352)           (629)
   Payment of preferred stock dividends                                                  (2,036)        (2,045)         (2,200)
   Proceeds from common stock issuance, net of notes receivable from related
      parties issued upon stock option exercise                                           1,961            396           3,882
   Purchase and retirement of General Communication, Inc. Class A common stock             (750)           ---             ---
   Payment received on note receivable from related parties issued upon stock
      option exercise                                                                       679            ---             688
   Purchase of treasury stock                                                               (81)          (177)            ---
                                                                                      -----------    -----------    ------------
       Net cash provided by (used in) financing activities                              (18,312)        (4,691)         17,074
                                                                                      -----------    -----------    ------------
       Net increase (decrease) in cash and cash equivalents                              (1,505)           843           5,135
       Cash and cash equivalents at beginning of year                                    11,940         11,097           5,962
                                                                                      -----------    -----------    ------------

       Cash and cash equivalents at end of year                                      $   10,435         11,940          11,097
                                                                                      ===========    ===========    ============

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

        (a)  Business
             GCI, an Alaska corporation, was incorporated in 1979. We offer the following services:
             o Long-distance telephone service between Alaska and the remaining United States and foreign countries
             o   Cable television services throughout Alaska
             o Facilities-based competitive local access services in Anchorage, Fairbanks and Juneau, Alaska
             o   Internet access services
             o   Termination of traffic in Alaska for certain common carriers
             o   Private Line and private network services
             o   Managed services to certain commercial customers
             o Broadband services, including our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics
             o Sales and service of dedicated communications systems and related equipment
             o Lease and sales of capacity on an undersea fiber optic cable system used in the transmission of interstate and intrastate Private Line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries

        (b)  Principles of Consolidation
             The consolidated financial statements include the consolidated accounts of GCI and its wholly owned subsidiaries with all significant intercompany transactions eliminated.

        (c)  Earnings per Common Share
             Earnings per common share ("EPS") and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

                                                                                        Year Ended December 31,
                                                                                                  2003
                                                                                   --------------------------------
                                                                                     Income    Shares
                                                                                     (Num-     (Denom-   Per-share
                                                                                     erator)   inator)    Amounts
                                                                                   ---------- --------- -----------
              Net income before cumulative effect of a change in accounting
              principle, net of income tax benefit of $367                           $16,086
              Less preferred stock dividends:
               Series B                                                                1,418
               Series C                                                                  600
                                                                                   ----------
              Basic EPS:
              Net income before cumulative effect of a change in accounting principle, net of income tax benefit of $367, available to common
              stockholders                                                            14,068    55,675      $ 0.25
              Effect of Dilutive Securities:
              Unexercised stock options                                                  ---       765         ---
                                                                                   ---------- --------- -----------
              Diluted EPS:
               Net income before cumulative effect of a change in accounting principle, net of income tax benefit of $367, available to
                common stockholders                                                  $14,068    56,440      $ 0.25
                                                                                   ========== ========= ===========

                                      102                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                                                                       Years Ended December 31,
                                                               2002                               2001
                                                 ------------------------------     -------------------------------
                                                   Income     Shares                 Income    Shares
                                                   (Num-     (Denom- Per-share       (Num-     (Denom-   Per-share
                                                   erator)   inator)  Amounts        erator)   inator)    Amounts
                                                 ---------- -------- ----------     ---------- --------- ----------
              Net income                          $ 6,663                            $ 4,589
              Less preferred stock dividends:
               Series B                             1,445                              1,801
               Series C                               600                                301
                                                 ----------                         ----------
              Basic EPS:
              Net income available to common
               stockholders                         4,618    55,081     $ 0.08         2,487    53,091      $ 0.05
              Effect of Dilutive Securities:
              Unexercised stock options               ---       584        ---           ---     1,381         ---
                                                 ---------- -------- ----------     ---------- --------- ----------
              Diluted EPS:
              Net income available to common
               stockholders                       $ 4,618    55,665     $ 0.08       $ 2,487    54,472      $ 0.05
                                                 ========== ======== ==========     ========== ========= ==========

             Common equivalent shares outstanding which are anti-dilutive for purposes of calculating EPS for the years ended December 31, 2003, 2002 and 2001, are not included in the diluted EPS calculations, and consist of the following (shares, in thousands):

                                                                                2003           2002          2001
                                                                            -----------    ----------    -----------
                Series B redeemable preferred stock                            2,837          3,062         3,832
                Series C redeemable preferred stock                              833            833           833
                                                                            -----------    ----------    -----------
                  Anti-dilutive common shares outstanding                      3,670          3,895         4,665
                                                                            ===========    ==========    ===========

             Weighted average shares associated with outstanding stock options for the years ended December 31, 2003, 2002 and 2001 which have been excluded from the diluted EPS calculations because the options' exercise price was greater than the average market price of the common shares consist of the following (shares, in thousands):

                                                                                2003           2002          2001
                                                                            -----------    ----------    -----------
                Weighted average shares associated with outstanding stock
                   options                                                       380          2,545            36
                                                                            ===========    ==========    ===========

                                      103                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        (d)  Common Stock
             Following are the changes in common stock for the years ended December 31, 2003, 2002 and 2001 (shares, in thousands):

                                                                     Class A        Class B
                                                                  ------------- --------------
                      Balances at December 31, 2000                   48,643         3,904
                    Class B shares converted to Class A                   21           (21)
                    Shares issued under stock option plan              1,044           ---
                    Conversion of preferred stock Series B to
                      Class A common stock                             1,021           ---
                    Shares issued upon acquisition of G.C.
                      Cablevision, Inc. net assets and customer
                      base                                               238           ---
                                                                  ------------- --------------
                      Balances at December 31, 2001                   50,967         3,883

                    Class B shares converted to Class A                    8            (8)
                    Shares issued under stock option plan                584           ---
                    Shares issued to GCI Employee Stock Purchase
                      Plan                                               221           ---
                    Shares issued to acquire minority
                      shareholders' interests in GFCC                     15           ---
                                                                  ------------- --------------
                      Balances at December 31, 2002                   51,795         3,875

                    Class B shares converted to Class A                    7            (7)
                    Shares issued under stock option plan                416           ---
                    Shares issued upon conversion of Series B
                      preferred stock to Class A common stock            225           ---
                    Shares issued per G.C. Cablevision, Inc.
                      acquisition agreement                              223           ---
                     Shares purchased and retired                        (77)          ---
                                                                  ------------- --------------
                      Balances at December 31, 2003                   52,589         3,868
                                                                  ============= ==============

        (e)  Redeemable Preferred Stock
             Redeemable preferred stock at December 31, 2003 and 2002 consist of (amounts in thousands):

                                                                       2003          2002
                                                                  ------------- --------------
                    Series B                                     $    15,664        16,907
                    Series C                                          10,000        10,000
                                                                  ------------- --------------
                                                                 $    25,664        26,907
                                                                  ============= ==============

             We have 1,000,000 shares of preferred stock authorized with the following shares issued at December 31, 2003, 2002 and 2001 (shares, in thousands):

                                                                                       Series B      Series C
                                                                                    ------------- -------------
                    Balance at December 31, 2000                                          20           ---
                    Shares issued in lieu of cash dividend payment                         3           ---
                    Shares converted to GCI Class A common stock                          (6)          ---
                    Shares issued upon acquisition of Kanas                              ---            10
                                                                                    ------------- -------------
                        Balances at December 31, 2001 and 2002                            17            10
                    Shares converted to GCI Class A common stock                          (1)          ---
                                                                                    ------------- -------------
                        Balance at December 31, 2003                                      16            10
                                                                                    ============= =============

                                      104                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             As of December 31, 2003, the combined aggregate amount of preferred stock mandatory redemption requirements, including dividends, follow (amounts in thousands):

                                 Years ending
                                 December 31:
                                 ------------
                                    2004           $    ---
                                    2005             10,150
                                    2006                ---
                                    2007                ---
                                    2008                ---
                                                    --------
                                                   $ 10,150
                                                    ========

             Series B
             We issued 20,000 shares of convertible redeemable accreting Series B preferred stock on April 30, 1999. The Series B preferred stock is convertible at $5.55 per share into GCI Class A common stock. Through April 30, 2003, dividends were payable semi-annually at the rate of 8.5%, plus accrued but unpaid dividends, at our option, in cash or in additional fully-paid shares of Series B preferred stock. Dividends earned after April 30, 2003, are payable semi-annually in cash only. Mandatory redemption is required 12 years from the date of closing. The redemption amount of our convertible redeemable accreting Series B preferred stock at December 31, 2003 and 2002 was $15,887,000 and $17,148,000,
             respectively. The difference between the carrying and redemption amounts of approximately $223,000 or approximately $14 per share, is due to accrued dividends which are included in Accrued Liabilities until either paid in cash or through the issuance of additional Series B preferred stock.

             Series C
             We issued 10,000 shares of convertible redeemable accreting Series C preferred stock as of June 30, 2001 to acquire a controlling interest in Kanas (see note 3). The Series C preferred stock is convertible at $12 per share into GCI Class A common stock, is non-voting, and pays a 6% per annum quarterly cash dividend. We may redeem the Series C preferred stock at any time in whole but not in part. Mandatory redemption is required at any time after the fourth anniversary date at the option of holders of 80% of the outstanding shares of the Series C preferred stock. The redemption price is $1,000 per share plus the amount of all accrued and unpaid dividends, whether earned or declared, through the redemption date. In the event of a liquidation of GCI, the holders of Series C preferred stock shall be entitled to be paid an amount equal to the redemption price before any distribution or payment is made upon our common stock and other shares of our capital stock hereafter issued which by its terms is junior to the Series C preferred stock. Series B preferred stock is senior to Series C preferred stock. The redemption amount of our convertible redeemable accreting Series C preferred stock on December 31, 2003 and 2002 was $10,000,000. There we no accrued dividends at December 31, 2003 and 2002.

        (f)  Cash Equivalents
             Cash equivalents consist of repurchase interest investments which are short-term and readily convertible into cash.

        (g)  Accounts Receivable and Allowance for Doubtful Receivables
             Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and regional economic data. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account

                                      105                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

        (h)  Inventories
             Inventory of merchandise for resale and parts is stated at the lower of cost or market. Cost is determined using the average cost method.

        (i)  Property and Equipment
             Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. Construction in progress represents distribution systems and support equipment not placed in service on December 31, 2003; management intends to place this equipment in service during 2004.

             Depreciation is computed on a straight-line basis based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable, in the following ranges:

                               Asset Category                        Asset Lives
              ----------------------------------------------------   -----------
              Telephony distribution and fiber optic cable systems   10-20 years
              Cable television distribution systems                  10 years
              Support equipment                                      3-10 years
              Transportation equipment                               5-10 years
              Property and equipment under capital leases            3-20 years

             Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Gains or losses are recognized at the time of retirements, sales or other dispositions of property.

        (j)  Intangible Assets
             Effective January 1, 2002, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Since our adoption of SFAS No. 142, goodwill and cable certificates (certificates of convenience and public necessity) are no longer amortized. Cable certificates represent certain perpetual operating rights to provide cable services and were amortized on a straight-line basis over 20 to 40 years in the year ended December 31, 2001. Goodwill represents the excess of cost over fair value of net assets acquired and was amortized on a straight-line basis over periods of 10 to 40 years in the year ended December 31, 2001. Cable certificates are allocated to our cable services reportable segment. Goodwill is primarily allocated to the cable services segment and the remaining amount is not allocated to a reportable segment, but is included in the All Other Category in note 13.

             The cost of our Personal Communication Services license and related financing costs were capitalized as an amortizable intangible asset. The associated assets were placed into service during 2000 and the recorded cost of the license and related financing costs are being amortized over a 40-year period using the straight-line method. All other amortizable intangible assets are being amortized over 2-20 year periods using the straight-line method.

        (k)  Impairment of Long-lived Assets, Intangibles and Goodwill
             Cable certificates are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the cable certificates asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the asset is its new accounting basis.

                                      106                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

             Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

        (l)  Amortization of Loan and Senior Notes Fees
             Debt issuance costs are deferred and amortized using the straight-line method, which approximates the interest method, over the term of the related debt and notes. Amortization costs are reported as a component of Other Income (Expense) in the Consolidated Statements of Operations.

        (m)  Other Assets
             Other Assets primarily include long-term deposits and non-trade accounts receivable.

        (n)  Accounting for Derivative Instruments and Hedging Activities
             We record derivatives on the balance sheet as assets or liabilities, measured at fair value consistent with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

             On July 1, 2003 we adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of SFAS No. 149 did not have a material effect on our results of operations, financial position and cash flows.

        (o) Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity
             On July 1, 2003 we adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Adoption of SFAS No. 150 did not have a material effect on our results of operations, financial position and cash flows.

        (p)  Asset Retirement Obligations
             On January 1, 2003 we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting standards for costs associated with the

                                      107                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Upon adoption, we recorded the cumulative effect of accretion and depreciation expense as a cumulative effect of a change in accounting principle of approximately $544,000, net of income tax benefit of $367,000.

             Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at December 31, 2003 (amounts in thousands):

                    Balance at December 31, 2002                                $    ---
                    Liability recognized upon adoption of SFAS No. 143             1,565
                    Liability incurred during the year ended December 31, 2003       277
                    Accretion expense for the year ended December 31, 2003           163
                                                                                 --------
                         Balance at December 31, 2003                           $  2,005
                                                                                 ========

             Following is the amount of the liability for asset retirement obligations as if SFAS No. 143 had been applied at December 31, 2001 (amounts in thousands):

                    Balance at December 31, 2001                                $  1,350
                                                                                 ========

                    Balance at December 31, 2002                                $  1,565
                                                                                 ========

             At the date of adoption we recorded additional capitalized costs of $654,000 in Property and Equipment in Service, Net of Depreciation. During the year ended December 31, 2003 we recorded additional capitalized costs of $278,000 in Property and Equipment in Service, Net of Depreciation.

        (q)  Revenue Recognition
             All revenues are recognized when the earnings process is complete in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletins No. 101 and No. 104, "Revenue Recognition." Revenues generated from long-distance and managed services are recognized when the services are provided. Cable television service, local access service, Internet service and private line telecommunication revenues are billed in advance, recorded as Deferred Revenue on the balance sheet, and are recognized as the associated service is provided. Revenues from the sale of equipment are recognized at the time the equipment is delivered or installed. Technical services revenues are derived primarily from maintenance contracts on equipment and are recognized on a prorated basis over the term of the contracts. Revenues from telephone and yellow-page directories are recognized ratably during the period following publication, which typically begins with distribution and is complete in the month prior to publication of the next directory. Other revenues are recognized when the service is provided. We recognize unbilled revenues when the service is provided based upon minutes of use processed or established rates, net of credits and adjustments.

        (r)  Sale of Fiber Optic Cable System Capacity
             During the first quarter of 2001 we completed a $19.5 million sale of long-haul capacity in the Alaska United undersea fiber optic cable system ("fiber capacity sale") in a cash transaction. The sale included both capacity within Alaska, and between Alaska and the contiguous 48 states. We used the proceeds from the fiber capacity sale to repay $11.7 million of the debt and to fund capital expenditures and working capital.

                                      108                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

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

        (s)  Payments Received from Suppliers
             On March 20, 2003 the Financial Accounting Standards Board issued Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" ("EITF No. 02-16"). We have applied EITF No. 02-16 prospectively for arrangements entered into or modified after December 31, 2002. Our cable services segment occasionally receives reimbursements for costs to promote suppliers' services, called cooperative advertising arrangements. The supplier payment is classified as a reduction of selling, general and administrative expenses if it reimburses specific, incremental and identifiable costs incurred to resell the suppliers' services. Excess consideration, if any, is classified as a reduction of cost of sales and services.

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

        (t)  Advertising Expense
             We expense advertising costs in the fiscal year during which the first advertisement appears. Advertising expenses were approximately $3,727,000, $2,967,000 and $3,168,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        (u)  Interest Expense
             Interest costs incurred during the construction period of significant capital projects, such as construction of an undersea fiber optic cable system, are capitalized. During the year ended December 31, 2003, $403,000 in interest cost was capitalized during the construction of the fiber optic cable system discussed further in note 16. No interest was capitalized during the years ended December 31, 2002 and 2001.

        (v)  Income Taxes
             Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for their future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be

                                      109                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             recovered or settled. Deferred tax assets are recognized to the extent that the benefits are more likely to be realized than not.

        (w)  Costs Associated with Exit or Disposal Activities
             On January 1, 2003 we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Upon adoption of SFAS No. 146, enterprises may only record exit or disposal costs when they are incurred and can be measured at fair value. The recorded liability will be subsequently adjusted for changes in estimated cash flows. SFAS 146 revises accounting for specified employee and contract terminations that are part of restructuring activities. Adoption of SFAS No. 146 did not have a material effect on our results of operations, financial position and cash flows.

        (x)  Incumbent Local Exchange Carrier ("ILEC") Over-earnings Refunds
             We receive refunds from time to time from ILECs with which we do business in respect of their earnings that exceed regulatory requirements. Telephone companies that are rate regulated by the Federal Communications Commission ("FCC") using the rate of return method are required by the FCC to refund earnings from interstate access charges assessed to long-distance carriers when their earnings exceed their authorized rate of return. Such refunds are computed based on the regulated carrier's earnings in several access categories. Uncertainties exist with respect to the amount of their earnings, the refunds (if any), their timing, and their realization. We account for such refundable amounts as gain contingencies, and, accordingly, do not recognize them until realization is a certainty upon receipt.

        (y)  Stock Option Plan
             At December 31, 2003, we had one stock-based employee compensation plan, which is described more fully in note 12. We account for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We use the intrinsic-value method and compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted SFAS 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25.

             We have adopted SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure as required by SFAS 148.

                                      110                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             Stock-based employee compensation cost is reflected over the options' vesting period of generally five years and compensation cost for options granted prior to January 1, 1996 is not considered. The following table illustrates the effect on net income and EPS for the years ended December 31, 2003, 2002 and 2001, if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands, except per share amounts):

                                                                               2003         2002         2001
                                                                           ------------ ------------ ----------
                Net income, as reported                                   $   15,542       6,663        4,589
                Total stock-based employee compensation expense
                 included in reported net income, net of related tax
                 effects                                                         630         257          472
                Total stock-based employee compensation expense
                 under the fair-value based method for all awards,
                 net of related tax effects                                   (1,981)     (2,504)      (3,483)
                                                                           ------------ ------------ ----------
                    Pro forma net income                                  $   14,191       4,416        1,578
                                                                           ============ ============ ==========

                Basic and diluted EPS after cumulative effect of a
                 change in accounting principle, as reported              $     0.24        0.08         0.05
                                                                           ============ ============ ==========

                Basic and diluted EPS after cumulative effect of a
                 change in accounting principle, pro forma                $     0.22        0.04        (0.01)
                                                                           ============ ============ ==========

             The calculation of total stock-based employee compensation expense under the fair-value based method includes weighted-average assumptions of a risk-free interest rate, volatility and an expected life.

        (z) Stock Options and Stock Warrants Issued for Non-employee Services We account for stock options and warrants issued in exchange for non-employee services pursuant to the provisions of SFAS 123, Emerging Issues Task Force ("EITF") 96-3 and EITF 96-18, wherein such transactions are accounted for at the fair value of the consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

        (aa) Use of Estimates
             The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include allowance for doubtful receivables, valuation allowances for deferred income tax assets, depreciable lives of assets, the carrying value of long-lived assets including goodwill, and the accrual of cost of sales and services. Actual results could differ from those estimates.

                                      111                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        (ab) Concentrations of Credit Risk
             Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. At December 31, 2003 and 2002, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments at one highly rated financial institution.

             We have one major customer, MCI (see note 15). Additionally, Sprint was a major customer during the year ended December 31, 2001 (see note 13). There is increased risk associated with these customers' accounts receivable balances. Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Though limited to one geographical area and except for MCI and Sprint, the concentration of credit risk with respect to our receivables is minimized due to the large number of customers, individually small balances, and short payment terms.

        (ac) Software Capitalization Policy
             Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five years. In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we capitalize certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage.

        (ad) Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
             Effective January 1, 2003, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Accordingly, unamortized bank fees and other expenses totaling approximately $2.3 million associated with the November 2002 refinancing of debt instruments were not classified as an extraordinary item and were charged to Amortization of Loan and Senior Notes Fees during the year ended December 31, 2002.

        (ae) Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others
             On January 1, 2003 we adopted FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. Adoption of FIN No. 45 did not have a material effect on our results of operations, financial position and cash flows.

                                      112                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        (af) Reclassifications
             Reclassifications have been made to the 2001 and 2002 financial statements to make them comparable with the 2003 presentation.

(2) Consolidated Statements of Cash Flows Supplemental Disclosures Changes in operating assets and liabilities consist of (amounts in thousands):

          Year ended December 31,                                           2003             2002              2001
                                                                       -------------    -------------     ------------
          Increase in accounts receivable                             $   (16,549)          (5,476)          (10,229)
          Increase in prepaid and other current assets                     (2,988)          (6,005)             (487)
          (Increase) decrease in inventories                               (1,113)             446               (88)
          Increase (decrease) in accounts payable                           2,465           (2,859)            5,701
          Increase in deferred revenue                                      2,985            6,161             1,519
          Increase (decrease) in accrued payroll and payroll
             related obligations                                            5,724           (3,468)            4,872
          Increase (decrease) in accrued interest                             707             (111)           (1,207)
          Increase in accrued liabilities                                   1,909              825             1,091
          Decrease in subscriber deposits                                    (238)            (232)             (253)
           Increase (decrease) in components of other long-term
             liabilities                                                     (297)              65              (104)
                                                                       -------------    -------------     ------------
                                                                      $    (7,395)         (10,654)              815
                                                                       =============    =============     ============

       We paid interest totaling approximately $34,441,000, $29,427,000 and $32,415,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

       We paid income taxes totaling $112,000 during the year ended December 31, 2001. We paid no income taxes during the years ended December 31, 2003 and 2002. Net income tax refunds received totaled $283,700 during the year ended December 31, 2002. We received no income tax refunds during the years ended December 31, 2003 and 2001.

       We recorded $538,000, $319,000 and $2,317,000 during the years ended December 31, 2003, 2002 and 2001, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

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

       During the year ended December 31, 2002 we funded the employer match portion of Employee Stock Purchase Plan contributions by issuing GCI Class A common stock valued at $791,000 and by purchasing GCI Class A common stock on the open market. During the years ended December 31, 2003 and 2001 all employer match shares were purchased on the open market.

       We financed the acquisition of approximately $1.0 million of telephony distribution equipment pursuant to a long-term capital lease arrangement with a leasing company during the year ended December 31, 2002.

       We acquired all minority shareholders' ownership interests in GFCC by issuing 15,000 shares of GCI Class A common stock in 2002.

                                      113                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       Effective June 30, 2001 we issued $10.0 million of Series C preferred stock in exchange for MCI's 85% controlling interest in Kanas (renamed GFCC, see note 3).

(3)    Acquisitions
       Effective March 31, 2001 we acquired the assets and customer base of G.C. Cablevision, Inc. of Fairbanks. The seller received 238,199 unregistered shares of GCI Class A common stock with a future payment in additional shares contingent upon certain conditions (see note 2). The property and equipment was valued at $2,088,000 on the date of acquisition. The value of the remaining assets and liabilities acquired was not material.

       Effective June 30, 2001 we completed the acquisition of MCI's 85 percent controlling interest in Kanas, which owns the 800-mile fiber optic cable system that extends from Prudhoe Bay to Valdez via Fairbanks. The corporation owning the fiber optic system was renamed and is now operated as GFCC. The fiber optic cable system was valued at approximately $21,198,000 on the date of acquisition. On June 30, 2001 we issued to MCI, a related party, shares of Series C preferred stock (see note 1(e)) valued at $10.0 million. The balance of the carrying value consisted of payments to and services performed on behalf of Kanas to maintain its operations prior to June 30, 2001. The value of the remaining assets and liabilities acquired was not material. We acquired the remaining 15 percent ownership interest of GFCC by issuing 15,000 shares of GCI Class A common stock in 2002.

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

       The following table, updated to reflect refinements of original estimates, summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the Rogers acquisition (amounts in thousands):

          Current assets                                               $    556
          Property and equipment, net of accumulated depreciation         5,160
          Franchise agreement                                            10,976
          Goodwill                                                        3,324
                                                                      ----------
          Total assets                                                   20,016

          Current liabilities                                               642
          Long-term deferred tax liability                                  374
                                                                      ----------
             Net assets acquired                                       $ 19,000
                                                                      ==========

(4)    Receivables and Allowance for Doubtful Receivables
       Receivables consist of the following at December 31, 2003 and 2002 (amounts in thousands):

                                                           2003          2002
                                                      ------------ -------------
           Trade                                     $    67,186        63,111
           Employee                                          284           391
           Other                                           2,765         3,093
                                                      ------------ -------------
             Total receivables                       $    70,235        66,595
                                                      ============ =============

                                      114                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       Following are the changes in the allowance for doubtful receivables during the years ended December 31, 2003, 2002 and 2001 (amounts in thousands):

                                                                     Additions            Deductions
                                                              -----------------------    ------------
                                             Balance at        Charged to  Charged to     Write-offs
                                             beginning          costs and     Other         net of       Balance at
                Description                   of year           expenses    Accounts      recoveries     end of year
          ------------------------------    ------------      ------------ ----------    ------------    -----------
             December 31, 2003             $   14,010             2,996        ---          15,052           1,954
                                            ============      ============ ==========     ===========    ===========

             December 31, 2002             $    4,166            13,124        ---           3,280          14,010
                                            ============      ============ ==========     ===========    ===========

             December 31, 2001             $    2,864             4,076        ---           2,774           4,166
                                            ============      ============ ==========     ===========    ===========

       As further described in note 15, during the year ended December 31, 2003 we reached a settlement agreement for pre-petition amounts owed to us by MCI. The remaining pre-petition accounts receivable balance owed by MCI after this settlement was removed from our Consolidated Balance Sheets in 2003. During the year ended December 31, 2003 we utilized approximately $2.8 million of the MCI credit against amounts otherwise payable for services received from MCI.

       As further described in note 15, the Allowance for Doubtful Receivables at December 31, 2002 includes the provision of $11.6 million of bad debt expense for estimated uncollectible accounts due from MCI.

(5)    Net Property and Equipment in Service
       Net property and equipment in service consists of the following at December 31, 2003 and 2002 (amounts in thousands):

                                                             2003         2002
                                                           ---------   ---------
             Land and buildings                           $   3,151       2,982
             Telephony distribution systems                 345,984     344,566
             Cable television distribution systems          161,054     149,415
             Support equipment                               46,219      39,807
             Transportation equipment                         5,500       5,687
             Property and equipment under capital leases     51,214      51,770
                                                           ---------   ---------
                                                            613,122     594,227
             Less accumulated depreciation and
              amortization                                  244,083     212,833
                                                           ---------   ---------
               Net property and equipment in service      $ 369,039     381,394
                                                           =========   =========

                                      115                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(6)    Intangible Assets
       As of December 31, 2003 cable certificates and goodwill were tested for impairment and the fair values were greater than the carrying amounts, therefore these intangible assets were determined not to be impaired at December 31, 2003. The remaining useful lives of our cable certificates and goodwill were evaluated as of December 31, 2003 and events and circumstances continue to support an indefinite useful life. The following pro forma financial information reflects net income and basic and diluted EPS as if goodwill and cable certificates were not subject to amortization for the year ended December 31, 2001 (amounts in thousands, except per share amounts):

                                                                                                      Basic and
                                                                                     Net Income      Diluted EPS
                                                                                  --------------- ------------------
          Net income, as reported                                                $      4,589            0.05
          Add cable certificate amortization, net of income taxes                       3,113            0.06
          Add goodwill amortization, net of income taxes                                  756            0.01
                                                                                  --------------- ------------------
               Adjusted net income                                               $      8,458            0.12
                                                                                  =============== ==================

       Amortization expense for amortizable intangible assets for the years ended December 31, 2003, 2002 and 2001 follow:

                                                                                        Years Ended December 31,
                                                                                     2003        2002        2001
                                                                                   ---------- ----------- ----------
          Amortization expense for amortizable intangible assets                  $   660         790       7,372
                                                                                   ========== =========== ==========

       Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

                Years ending
                December 31,
                ------------
                    2004        $ 646
                    2005        $ 515
                    2006        $ 510
                    2007        $ 449
                    2008        $ 198

       No intangible assets have been impaired based upon impairment testing performed as of December 31, 2003 (see note 1(k)) and no indicators of impairment have occurred since the impairment testing was performed.

       Following are the changes in Other Intangible Assets (amounts in thousands):

                Balance, December 31, 2001          $ 3,387
              Asset additions                           863
              Less amortization expense                 790
                                                     -------
                Balance, December 31, 2002            3,460
              Asset additions                         1,095
              Less amortization expense                 660
                                                     -------
                Balance, December 31, 2003          $ 3,895
                                                     =======

                                      116                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(7)    Notes Receivable from Related Parties
       Notes receivable from related parties consist of the following (amounts in thousands):

                                                                                        December 31,
                                                                                    2003           2002
                                                                               --------------- -------------
               Notes receivable from officers bearing interest up to 6.5%
                or at the rate paid by us on our senior indebtedness,
                unsecured, due through February 8, 2007                       $     7,480          8,068
               Notes receivable from officers bearing interest up to 9.0%
                or at the rate paid by us on our senior indebtedness,
                secured by GCI common stock and a personal residence, due
                through August 26, 2004                                               919            919
               Notes receivable from other related parties bearing
                interest up to 8.4% or at the rate paid by us on our
                senior indebtedness, unsecured and secured by property,
                due through December 31, 2007                                       1,126          1,271
               Interest receivable                                                  1,612          1,231
                                                                               --------------- -------------
                 Total notes receivable from related parties                       11,137         11,489
               Less notes receivable from related parties issued upon
                stock option exercise, classified as a component of
                stockholders' equity                                                4,971          5,650
               Less current portion, including current interest receivable          2,723            697
                                                                               --------------- -------------
                Long-term portion, including long-term interest receivable    $     3,443          5,142
                                                                               =============== =============

(8)    Long-term Debt
       Long-term debt consists of the following (amounts in thousands):

                                                                                        December 31,
                                                                                    2003           2002
                                                                               --------------- -------------
              Senior Notes (a)                                                $   180,000        180,000
              Senior Credit Facility (b)                                          165,000        177,700
                                                                               --------------- -------------
                 Long-term debt                                               $   345,000        357,700
                                                                               =============== =============

       (a) On August 1, 1997 GCI, Inc. issued $180.0 million of 9.75% senior notes due 2007 ("Senior Notes"). The Senior Notes were issued at face value. Net proceeds to GCI, Inc. after deducting underwriting discounts and commissions totaled $174.6 million. Issuance costs of $6.5 million were being charged to Amortization of Loan and Senior Notes Fees over the term of the Senior Notes. The unamortized portion of issuance costs at February 2004 totaled approximately $2.3 million and will be charged to Amortization of Loan and Senior Notes Fees during the three months ended March 31, 2004.

               GCI, Inc. was in compliance with all Senior Notes covenants during the year ending December 31, 2003.

       (b) On April 22, 2003 we amended our $225.0 million Senior Credit Facility ("amended Senior Credit Facility"). On October 30, 2003 we closed a $220.0 million Senior Credit Facility ("new Senior Credit Facility") to replace the April 22, 2003 amended Senior Credit Facility. The new Senior

                                      117                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               Credit Facility reduced the interest rate from LIBOR plus 6.50% to LIBOR plus 3.25%. The new Senior Credit Facility includes a term loan of $170.0 million and a revolving credit facility of $50.0 million.

               The repayment schedule for the term loan portion of the new Senior Credit Facility, after consideration of the $43.8 million term loan prepayment from the new Senior Notes issuance proceeds as described in note 17, is as follows (amounts in thousands):

                                         Date                                  Amount
                    -----------------------------------------------------    -----------
                    Quarter ended December 31, 2005                          $    170
                    Quarterly from March 31, 2006 to December 31, 2006       $  8,000
                    Quarterly from March 31, 2007 to September 30, 2007      $ 10,000

               The remaining balance of the new Senior Credit Facility will be payable in full on October 31, 2007.

               We are required to pay a commitment fee on the unused portion of the commitment as follows:

                                                   Commitment fee if the
                                                outstanding revolving credit           Commitment fee if the outstanding
                                              facility is > 50% of the average      revolving credit facility is less than
                                                 revolving credit facility               or equal to 50% of the average
                       Total Leverage           commitments by the lenders            revolving credit commitments by the
                     Ratio (as defined)             during such period                    lenders during such period
                    -----------------------   ----------------------------------    ----------------------------------------
                      >3.75                               1.00%                                     1.25%
                      -
                      >3.25 but <3.75                     0.75%                                     1.00%
                      -
                      >2.75 but <3.25                     0.50%                                     0.75%
                      -
                      < 2.75                              0.50%                                     0.75%

               We may not permit the Total Leverage Ratio (as defined) to exceed:

                                      Period                         Total Leverage Ratio
                    ---------------------------------------------    --------------------
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

               We may not permit the Senior Secured Leverage Ratio (as defined) to exceed:

                                                                         Senior Secured
                                    Period                               Leverage Ratio
                    ---------------------------------------------       ----------------
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

                                      118                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               Capital expenditures, excluding up to $58.0 million incurred to build or acquire additional fiber optic cable system capacity between Alaska and the lower forty-eight states, in any of the years ended December 31, 2004, 2005 and 2006 may not exceed:

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

               The new Senior Credit Facility requirement that we must either have repaid in full or successfully refinanced our Senior Notes by February 1, 2007 was met with the refinancing of our Senior Notes, as discussed in note 17.

               We were in compliance with all new Senior Credit Facility covenants through December 31, 2003.

               Our ability to draw down the revolver portion of our new Senior Credit Facility could be diminished if we are not in compliance with all new Senior Credit Facility covenants or have a material adverse change at the date of the request for the draw.

               In connection with the new Senior Credit Facility, we paid bank fees and other expenses of $912,000 during the year ended December 31, 2003 which will be amortized over the life of the new Senior Credit Facility.

               In connection with the April 22, 2003 amended Senior Credit Facility, we paid bank fees and other expenses of approximately $2.6 million during the year ended December 31, 2003. Because a portion of the new Senior Credit Facility was a substantial modification of the April 22, 2003 amended Senior Credit Facility we recognized approximately $5.0 million in Amortization of Loan and Senior Notes Fees during the three months ended December 31, 2003. The remaining $2.2 million in amended Senior Credit Facility deferred loan costs will continue to be amortized over the life of the new Senior Credit Facility.

                                      119                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

               As of December 31, 2003 maturities of long-term debt, after considering a $10.0 million draw on the revolving credit portion of our new Senior Credit Facility in January 2004 and the new Senior Notes issuance in February 2004, as discussed in note 17, were as follows (amounts in thousands):

                  Years ending December 31,
                  2004                                         $     ---
                  2005                                               170
                  2006                                            32,000
                  2007                                            89,000
                  2008                                               ---
                  2009 and thereafter                            250,000
                                                                ---------
                                                                 371,170
                  Additional principal portion after
                    issuance of our new Senior Notes             (70,000)
                  Use of new Senior Notes proceeds to pay
                    down new Senior Credit Facility               53,830
                  Draw on the revolving credit portion
                    of our new Senior Credit Facility            (10,000)
                                                                ---------
                    Long-term debt, at December 31, 2003       $ 345,000
                                                                =========

(9)    Impairment Charge
       In 2003 we reported an impairment charge of $5.4 million which equaled the remaining net book value recorded for our North Pacific Cable asset. In 1991 we purchased one DS-3 of capacity on a fiber optic cable system owned by AT&T. This fiber optic cable system is a spur off of a trans-Pacific fiber optic cable system owned by another group. We used our owned capacity to carry traffic to and from Alaska and the Lower 48 states. The section of the North Pacific Cable in which we own capacity was taken out of service in January 2004 due to a billing dispute between AT&T and the owner of the trans-Pacific cable system causing us to re-route certain of our traffic. We believe it is probable that we will not return our traffic to the North Pacific Cable even if it is placed back into service. We have requested in writing to be relieved of all future obligations required by our purchase agreement. Should our request be accepted, we expect to cease payment of maintenance and vessel standby costs totaling approximately $324,000 per year that would otherwise be payable over the remaining life of the system. The fiber optic cable system we are building (see note 16) is scheduled for completion in May 2004 and will provide us with route diversity and redundancy far in excess of that previously provided by the North Pacific Cable.

(10)   Comprehensive Income
       SFAS No. 130, "Reporting Comprehensive Income" requires us to report and display comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. During the years ended December 31, 2003, 2002 and 2001 we had other comprehensive income (loss) of approximately $232,000, ($548,000) and $8,000, respectively. Total comprehensive income at December 31, 2003, 2002 and 2001 was $15,774,000, $6,115,000 and $4,597,000, respectively.

                                      120                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(11)   Income Taxes

       Total income tax (expense) benefit was allocated as follows (amounts in thousands):

                                                                                      Years ended December 31,
                                                                                  2003           2002         2001
                                                                             -------------- ------------- ------------
                  Net income before cumulative effect of a change in
                     accounting principle                                   $   (10,074)        (5,659)      (4,070)
                  Cumulative effect of a change in accounting principle             367            ---          ---
                                                                             -------------- ------------- ------------
                  Net income from continuing operations                          (9,707)        (5,659)      (4,070)
                  Stockholders' equity, for stock option compensation
                    expense for tax purposes in excess of amounts
                    recognized for financial reporting purposes                     538            317        2,317
                                                                             -------------- ------------- ------------
                                                                            $    (9,169)        (5,342)      (1,753)
                                                                             ============== ============= ============

       Income tax expense consists of the following (amounts in thousands):

                                                                                      Years ended December 31,
                                                                                  2003           2002         2001
                                                                             -------------- ------------- ------------
                  Current tax expense:
                    Federal taxes                                           $      (297)        (1,754)         ---
                    State taxes                                                    (104)          (536)         ---
                                                                             -------------- ------------- ------------
                                                                                   (401)        (2,290)         ---
                                                                             -------------- ------------- ------------
                  Deferred tax expense:
                    Federal taxes                                                (7,169)        (2,580)      (3,115)
                    State taxes                                                  (2,504)          (789)        (955)
                                                                             -------------- ------------- ------------
                                                                                 (9,673)        (3,369)      (4,070)
                                                                             -------------- ------------- ------------
                                                                            $   (10,074)        (5,659)      (4,070)
                                                                             ============== ============= ============

        Total income tax expense differed from the "expected" income tax expense determined by applying the statutory federal income tax rate of 35% for 2003 and 34% for 2002 and 2001 as follows (amounts in thousands):

                                                                                      Years ended December 31,
                                                                                  2003           2002         2001
                                                                             -------------- ------------- ------------
                  "Expected" statutory tax expense                          $    (9,156)        (4,189)      (2,944)
                  State income taxes, net of federal benefit                     (1,695)          (873)        (630)
                  Income tax effect of goodwill amortization,
                    nondeductible expenditures and other items, net                (568)          (597)        (496)
                  Adjustments to ending temporary difference balances,
                     net                                                          1,345            ---          ---
                                                                             -------------- ------------- ------------
                                                                            $   (10,074)        (5,659)      (4,070)
                                                                             ============== ============= ============

                                      121                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below (amounts in thousands):

                                                                                            December 31,
                                                                                        2003            2002
                                                                                  --------------   -------------
                  Current deferred tax assets:
                     Accounts receivable, principally due to allowance for
                       doubtful accounts                                         $       4,117           5,649
                     Compensated absences, accrued for financial reporting
                       purposes                                                          2,062           1,914
                     Workers compensation and self insurance health reserves,
                       principally due to accrual for financial reporting
                       purposes                                                            801             805
                     Other                                                                 215             141
                                                                                  --------------   -------------
                       Total current deferred tax assets                         $       7,195           8,509
                                                                                  ==============   =============

                                                                                            December 31,
                                                                                        2003            2002
                                                                                  --------------   -------------
                  Long-term deferred tax assets:
                    Net operating loss carryforwards                             $      77,534          76,855
                    Alternative minimum tax credits                                      1,892           1,892
                    Deferred compensation expense for financial reporting
                       purposes in excess of amounts recognized for tax
                       purposes                                                          1,531           1,239
                    Employee stock option compensation expense for financial
                       reporting purposes in excess of amounts recognized for
                       tax purposes                                                        727             411
                    Sweepstakes award in excess of amounts recognized for tax
                       purposes                                                            179             184
                    State income taxes                                                     ---           1,555
                    Charitable contributions expense for financial reporting
                       in excess of amount recognized for tax purposes                     672             586
                    Cost of sales and services for financial reporting in
                       excess of amounts recognized for tax purposes                       185             181
                    Cash flow hedge expense for financial reporting
                        purposes in excess of amounts recognized for tax
                       purposes                                                            212             464
                    Asset retirement obligations in excess of amounts
                       recognized for tax purposes                                         825             ---
                    Other                                                                  ---             360
                                                                                  --------------   -------------
                       Total long-term deferred tax assets                              83,757          83,727
                                                                                  --------------   -------------

                                      122                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                                                                                            December 31,
                                                                                        2003            2002
                                                                                  --------------   -------------
                  Long-term deferred tax liabilities:
                    Plant and equipment, principally due to differences in
                       depreciation                                                     93,928          90,522
                    Amortizable assets                                                  13,997           8,920
                    Other                                                                  ---             346
                                                                                  --------------   -------------
                       Total gross long-term deferred tax liabilities                  107,925          99,788
                                                                                  --------------   -------------
                       Net combined long-term deferred tax liabilities           $      24,168          16,061
                                                                                  ==============   =============

       We recorded net deferred tax assets of $15.8 million in 2002 associated with the Rogers and Kanas acquisitions (see note 3), resulting in adjustments to the recorded financial statement cost basis of associated goodwill and property and equipment.

       In conjunction with the 1996 Cable Companies acquisition, the Company incurred a net deferred income tax liability of $24.4 million and acquired net operating losses totaling $57.6 million. The Company determined that approximately $20 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with its December 31, 1996 income tax returns to forego utilization of such acquired losses under Internal Revenue Code section 1.1502-32(b)(4). Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. At December 31, 2003, the Company has (1) tax net operating loss carryforwards of approximately $188.6 million that will begin expiring in 2005 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $1.9 million available to offset regular income taxes payable in future years.

       The following schedule shows our tax net operating loss carryforwards by year of expiration (amounts in thousands):

                  Years ending December 31,                                          Federal       State
                                                                                  ------------   ----------
                      2005                                                       $        292          ---
                      2006                                                                393          ---
                      2007                                                              4,017        3,006
                      2008                                                              8,077        7,509
                      2009                                                             11,767       11,482
                      2010                                                              9,134        8,935
                      2011                                                              6,919        6,685
                      2018                                                             19,995       19,390
                      2019                                                             27,910       27,905
                      2020                                                             45,403       45,400
                      2021                                                             30,973       31,922
                      2022                                                             15,320       15,002
                      2023                                                              8,361        8,187
                                                                                  ------------   ----------
                       Total tax net operating loss carryforwards                $    188,561      185,423
                                                                                  ============   ==========

       Our utilization of remaining acquired net operating loss carryforwards is subject to annual limitations pursuant to Internal Revenue Code section 382 which could reduce or defer the utilization of these losses.

       Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through taxable income earned in carry back years, future reversals of existing taxable temporary differences, and future taxable income exclusive of reversing temporary differences and

                                      123                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

       Our United States income tax return for 2000 was selected for examination by the Internal Revenue Service during 2003. The examination began during the fourth quarter of 2003. We believe this examination will not have a material adverse effect on our financial position, results of operations or our liquidity.

(12)   Stockholders' Equity

       Common Stock
       GCI's Class A common stock and Class B common stock are identical in all respects, except that each share of Class A common stock has one vote per share and each share of Class B common stock has ten votes per share. In addition, each share of Class B common stock outstanding is convertible, at the option of the holder, into one share of Class A common stock.

       MCI owned 3,751,509 shares of GCI's Class A common stock that represented approximately 7 percent of the issued and outstanding Class A shares at December 31, 2003 and 2002. MCI owned 1,275,791 shares of GCI's Class B common stock that represented approximately 33 percent of the issued and outstanding Class B shares at December 31, 2003 and 2002.

       In October 2003, a Series B preferred stockholder converted 1,250 shares of Series B preferred stock to GCI Class A common stock resulting in the issuance of approximately 225,000 shares of GCI Class A common stock.

       Stock Option Plan
       In December 1986, GCI adopted a Stock Option Plan (the "Option Plan") in order to provide a special incentive to our officers, non-employee directors, and employees by offering them an opportunity to acquire an equity interest in GCI. The Option Plan, as amended, provides for the grant of options for a maximum of 10.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an option expires or terminates, the shares subject to the option will be available for further grants of options under the Option Plan. The Option Committee of GCI's Board of Directors administers the Option Plan.

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

                                      124                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       Information for the years 2001, 2002 and 2003 with respect to the Option Plan follows:

                                                                                    Weighted
                                                                                    Average
                                                                                    Exercise
                                                                     Shares          Price
                                                                   ------------    ----------
                 Outstanding at December 31, 2000                    5,413,565       $5.54

               Granted                                                 755,277       $7.34
               Exercised                                            (1,044,511)      $4.01
               Forfeited                                               (24,200)      $6.53
                                                                   ------------
                 Outstanding at December 31, 2001                    5,100,131       $6.11

               Granted                                               1,995,700       $6.90
               Exercised                                              (583,888)      $5.78
               Forfeited                                              (223,177)      $7.42
                                                                   ------------
                 Outstanding at December 31, 2002                    6,288,766       $6.34

               Granted                                                 963,200       $6.24
               Exercised                                              (377,487)      $4.95
               Forfeited                                               (98,200)      $5.93
                                                                   ------------
                 Outstanding at December 31, 2003                    6,776,279       $6.41
                                                                   ============

                 Available for grant at December 31, 2003               22,757
                                                                   ============

       Stock Warrants Not Pursuant to a Plan
       We entered into a stock warrant agreement in exchange for services in December 1998 with certain of our legal counsel which provides for the purchase of 16,667 shares of GCI Class A common stock, vesting in December 1999, with an exercise price of $3.00 per share, and expiring December 2003. The fair value of the stock warrant when issued was approximately $23,000. The warrant was exercised in November 2003 prior to its expiration.

       We entered into a stock warrant agreement in exchange for services in June 1999 with certain of our legal counsel which provides for the purchase of 25,000 shares of GCI Class A common stock, vesting through December 2001, with an exercise price of $3.00 per share, and expiring December 2003. The fair value of the stock warrant when issued was approximately $94,000. The warrant was exercised in October 2003 prior to its expiration.

       SFAS 123 Disclosures
       Our stock options and warrants expire at various dates through December 2013. At December 31, 2003, 2002, and 2001, the weighted-average remaining contractual lives of options outstanding were 6.47, 6.93, and
       6.95 years, respectively.

       At December 31, 2003, 2002, and 2001, the number of exercisable shares under option was 3,495,361, 3,187,618, and 2,837,361, respectively, and the weighted-average exercise price of those options was $6.11, $5.87, and $5.75, respectively.

       The per share weighted-average fair value of stock options granted during 2003 was $4.30 per share for compensatory and $2.99 for non-compensatory options; for 2002 was $3.05 per share for compensatory and $0.61 for non-compensatory options; and for 2001 was $6.99 per share for compensatory and $10.58 for non-compensatory options. The amounts were determined as of the options' grant dates using a Black-Scholes option-pricing model with the following weighted-average

                                      125                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       assumptions: 2003 - risk-free interest rate of 3.45%, volatility of 0.53 and an expected life of 5.26 years; 2002 - risk-free interest rate of 3.08%, volatility of 0.68 and an expected life of 6.18 years; and 2001 - risk-free interest rate of 4.67%, volatility of 0.62 and an expected life of 6.67 years.

       Summary information about our stock options outstanding at December 31, 2003 follows:

                                    Options Outstanding                                       Options Exercisable
          -------------------------------------------------------------------------- --------------------------------------
                                                     Weighted
                                                      Average
                                                     Remaining        Weighted
                 Range of              Number       Contractual        Average            Number        Weighted Average
             Exercise Prices        outstanding        Life         Exercise Price     Exercisable       Exercise Price
          -------------------------------------------------------------------------- --------------------------------------
             $3.11-$5.00               902,198         5.12               $4.20           736,908            $4.06
             $5.40-$5.77               136,667         7.89               $5.53            29,667            $5.61
             $6.00-$6.00             1,321,449         7.29               $6.00           554,969            $6.00
             $6.05-$6.35                59,500         7.32               $6.14            30,200            $6.13
             $6.50-$6.50             2,035,550         6.31               $6.50         1,218,530            $6.50
             $6.63-$6.99                81,000         4.14               $6.80            80,200            $6.80
             $7.00-$7.00               732,022         4.62               $7.00           506,522            $7.00
             $7.25-$7.25             1,150,000         8.11               $7.25            30,000            $7.25
             $7.40-$10.98              568,893         6.21               $7.99           292,365            $7.77
             $11.25-$11.25              40,000         7.50              $11.25            16,000           $11.25
                                  --------------                                     --------------
             $3.11-$11.25            7,027,279         6.47               $6.42         3,495,361            $6.11
                                  ==============                                     ==============

       Class A Common Shares Held in Treasury
       In 2003 we acquired a total of 21,700 shares of GCI Class A common stock for approximately $81,000 to fund a deferred compensation agreement for an employee. In 2002 we acquired a total of 20,000 shares of GCI Class A common stock for approximately $177,000 to fund a deferred compensation agreement for an officer.

       Employee Stock Purchase Plan
       In December 1986, we adopted an Employee Stock Purchase Plan ("Plan") qualified under Section 401 of the Internal Revenue Code of 1986 ("Code"). The Plan provides for acquisition of GCI's Class A and Class B common stock at market value. The Plan permits each employee who has completed one year of service to elect to participate in the Plan. Through December 31, 2003, eligible employees could elect to reduce their compensation in any even dollar amount up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $12,000. Beginning January 1, 2004, eligible employees can elect to reduce their compensation in any even dollar amount up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $13,000. Eligible employees may contribute up to 10 percent of their compensation with after-tax dollars, or they may elect a combination of salary reductions and after-tax contributions.

       Eligible employees were allowed to make catch-up contributions of no more than $2,000 during the year ended December 31, 2003 and will be able to make such contributions limited to $3,000 during the year ended December 31, 2004. We do not match employee catch-up contributions.

       We may match employee salary reductions and after tax contributions in any amount, elected by our Board of Directors each year, but not more than 10 percent of any one employee's compensation will be matched in any year. Matching contributions vest over the initial six years of employment. For the years

                                      126                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       ended December 31, 2002 and 2003 the combination of salary reductions, after tax contributions and matching contributions cannot exceed the lesser of 100 percent of an employee's compensation or $40,000 (determined after salary reduction) for any year. For the year ended December 31, 2004, the combination of salary reductions, after tax contributions and matching contributions cannot exceed the lesser of 100 percent of an employee's compensation or $41,000 (determined after salary reduction).

       Employee contributions may be invested in GCI class A common stock, AT&T common stock, Comcast Corporation common stock, AT&T Wireless Services common stock, or various mutual funds.

       Employee contributions invested in GCI common stock receive up to 100% matching, as determined by our Board of Directors each year, in GCI common stock. Employee contributions invested in other than GCI common stock receive up to 50% matching, as determined by our Board of Directors each year, in GCI common stock.

       Our matching contributions allocated to participant accounts totaled approximately $4,035,000, $3,665,000, and $3,194,000 for the years ended December 31, 2003, 2002, and 2001, respectively. The Plan may, at its discretion, purchase shares of GCI common stock from GCI at market value or may purchase GCI's common stock on the open market. In 2002 we funded a portion of our employer-matching contributions through the issuance of new shares of GCI common stock rather than market purchases. In 2003 and 2001 we funded all of our employer-matching contributions through market purchases.

       Effective January 1, 2003 we allowed participating employees to diversify 100 percent of their holdings of GCI common stock at December 31, 2002 in other investments offered by the Plan.

       The Plan was amended in the first quarter of 2004 resulting in the following changes beginning in the second quarter of 2004:

           o We will match up to 100% of all participants' contributions with GCI common stock, as determined by the Board of Directors each year, and
           o Participants will be able to reinvest up to 100% of their existing and future GCI common stock holdings into other investment choices offered by the Plan.

(13)   Industry Segments Data
       Our reportable segments are business units that offer different products. The reportable segments are each managed separately and offer distinct products with different production and delivery processes.

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

         Cable services. We provide cable television services to residential, commercial and government users in the State of Alaska. Our cable systems serve 35 communities and areas in Alaska, including the state's four largest urban areas, Anchorage, Fairbanks, the Matanuska-Susitna Valley, and Juneau. We offer digital cable television services in Anchorage, the Matanuska-Susitna Valley, Fairbanks, Juneau, Ketchikan, Kenai and Soldotna and retail cable modem service (through our Internet services segment) in all of our locations in Alaska except Kotzebue.


                                      127                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

         Local access services. We offer facilities based competitive local exchange services in Anchorage, Fairbanks and Juneau and plan to provide similar competitive local exchange services in other locations pending regulatory approval and subject to availability of capital. Revenue, costs of sales and service and operating expenses for our new phone directory are included in the local access services segment.

         Internet services. We offer wholesale and retail Internet services to both consumer and commercial customers. We offer cable modem service as further described in Cable services above. Our undersea fiber optic cable system allows us to offer enhanced services with high-bandwidth requirements.

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

       We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 72% of our undersea fiber optic cable system which transits international waters.

       Summarized financial information for our reportable segments for the years ended December 31, 2003, 2002 and 2001 follows (amounts in thousands):

                                                        Reportable Segments
                                     ----------------------------------------------------------
                                        Long-                 Local                  Total
                                       Distance     Cable     Access   Internet    Reportable     All
                                       Services   Services   Services  Services     Segments     Other      Total
                                     --------------------------------------------------------------------------------
             2003
             ----
       Revenues:
         Intersegment                $  13,648      2,504      9,763     2,423       28,338         744     29,082
         External                      204,567     96,004     38,998    19,842      359,411      31,386    390,797
                                     --------------------------------------------------------------------------------
            Total revenues             218,215     98,508     48,761    22,265      387,749      32,130    419,879
                                     --------------------------------------------------------------------------------

       Cost of sales and services:
         Intersegment                   19,242          1      2,121     4,484       25,848         860     26,708
         External                       53,377     25,988     23,761     5,862      108,988      16,395    125,383
                                     --------------------------------------------------------------------------------
            Total cost of sales and
            services                    72,619     25,989     25,882    10,346      134,836      17,255    152,091
                                     --------------------------------------------------------------------------------

       Contribution:
         Intersegment                   (5,594)     2,503      7,642    (2,061)       2,490        (116)     2,374
         External                      151,190     70,016     15,237    13,980      250,423      14,991    265,414
                                     --------------------------------------------------------------------------------
            Total contribution         145,596     72,519     22,879    11,919      252,913      14,875    267,788

       Selling, general and
        administrative expenses         37,692     27,101     17,718     8,589       91,100      47,593    138,693
       Bad debt expense (recovery)      (1,104)       651        119        60         (274)         96       (178)
       Impairment charge                 5,434        ---        ---       ---        5,434         ---      5,434
                                     --------------------------------------------------------------------------------

                                      128                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                                                        Reportable Segments
                                     ----------------------------------------------------------
                                        Long-                 Local                  Total
                                       Distance     Cable     Access   Internet    Reportable     All
                                       Services   Services   Services  Services     Segments     Other      Total
                                     --------------------------------------------------------------------------------
       Earnings (loss) from
        operations before
        depreciation, amortization,
        net interest expense and
        income taxes                   103,574     44,767      5,042     3,270      156,653     (32,814)   123,839

       Depreciation, amortization
        and accretion expense           20,209     17,296      3,553     3,708       44,766       8,622     53,388
                                     --------------------------------------------------------------------------------

       Operating income (loss)       $  83,365     27,471      1,489      (438)     111,887     (41,436)    70,451
                                     ================================================================================

       Total assets                  $ 274,519    326,435     40,763    26,262      667,979      95,041    763,020
                                     ================================================================================

       Capital expenditures          $  30,331     15,223      3,608     2,993       52,155      10,324     62,479
                                     ================================================================================

             2002
             ----
       Revenues:
         Intersegment                $  21,297      2,094      9,723     2,026       35,140         744     35,884
         External                      204,930     88,688     32,071    15,584      341,273      26,569    367,842
                                     --------------------------------------------------------------------------------
            Total revenues             226,227     90,782     41,794    17,610      376,413      27,313    403,726
                                     --------------------------------------------------------------------------------

       Cost of sales and services:
         Intersegment                   16,942        ---      2,100    14,988       34,030         752     34,782
         External                       60,053     23,649     20,205     4,792      108,699      14,865    123,564
                                     --------------------------------------------------------------------------------
            Total cost of sales and
            services                    76,995     23,649     22,305    19,780      142,729      15,617    158,346
                                     --------------------------------------------------------------------------------

       Contribution:
         Intersegment                    4,355      2,094      7,623   (12,962)       1,110          (8)     1,102
         External                      144,877     65,039     11,866    10,792      232,574      11,704    244,278
                                     --------------------------------------------------------------------------------
            Total contribution         149,232     67,133     19,489    (2,170)     233,684      11,696    245,380

       Selling, general and
        administrative expenses         36,378     25,264     16,600     8,855       87,097      41,932    129,029
       Bad debt expense                 12,388        428        162        54       13,032          92     13,124
                                     --------------------------------------------------------------------------------

       Earnings (loss) from
        operations before
        depreciation, amortization,
        net interest expense and
        income taxes                   100,466     41,441      2,727   (11,079)     133,555     (30,328)   103,227

       Depreciation and amortization    21,427     15,882      3,466     7,187       47,962       8,438     56,400
                                     --------------------------------------------------------------------------------

       Operating income (loss)       $  79,039     25,559       (739)  (18,266)      85,593     (38,766)    46,827
                                     ================================================================================

       Total assets                  $ 288,680    322,899     35,276    28,102      674,957      63,825    738,782
                                     ================================================================================

       Capital expenditures          $  22,832     17,395     10,388     4,215       54,830      10,310     65,140
                                     ================================================================================
             2001
             ----
       Revenues:
         Intersegment                $  18,539      1,650      8,716     1,203       30,108         355     30,463
         External                      200,694     76,554     25,229    11,996      314,473      42,785    357,258
                                     --------------------------------------------------------------------------------
            Total revenues             219,233     78,204     33,945    13,199      344,581      43,140    387,721
                                     --------------------------------------------------------------------------------

                                      129                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                                                        Reportable Segments
                                     ----------------------------------------------------------
                                        Long-                 Local                  Total
                                       Distance     Cable     Access   Internet    Reportable     All
                                       Services   Services   Services  Services     Segments     Other      Total
                                     --------------------------------------------------------------------------------
       Cost of sales and services:
         Intersegment                   15,039        ---      1,586    12,438       29,063         461     29,524
         External                       73,257     20,829     14,037     4,749      112,872      26,921    139,793
                                     --------------------------------------------------------------------------------
            Total cost of sales and
            services                    88,296     20,829     15,623    17,187      141,935      27,382    169,317
                                     --------------------------------------------------------------------------------

       Contribution:
         Intersegment                    3,500      1,650      7,130   (11,235)       1,045        (106)       939
         External                      127,437     55,725     11,192     7,247      201,601      15,864    217,465
                                     --------------------------------------------------------------------------------
            Total contribution         130,937     57,375     18,322    (3,988)     202,646      15,758    218,404

       Selling, general and
        administrative expenses         38,102     21,740     13,138     8,066       81,046      35,490    116,536
       Bad debt expense                  2,790      1,053        181        86        4,110         169      4,279
                                     --------------------------------------------------------------------------------

       Earnings (loss) from
        operations before
        depreciation, amortization,
        net interest expense and
        income taxes                    90,045     34,582      5,003   (12,140)     117,490     (19,901)    97,589

       Depreciation and amortization    21,899     20,704      3,530     2,879       49,012       6,663     55,675
                                     --------------------------------------------------------------------------------

       Operating income (loss)       $  68,146     13,878      1,473   (15,019)      68,478     (26,564)    41,914
                                     ================================================================================

       Total assets                  $ 294,175    321,722     30,040    27,363      673,300      61,379    734,679
                                     ================================================================================

       Capital expenditures          $  24,497     16,433      8,085     6,516       55,531      10,107     65,638
                                     ================================================================================

       Long-distance services, local access services and Internet services are billed utilizing a unified accounts receivable system and are not reported separately by business segment. All such accounts receivable are included above in the long-distance services segment for all periods presented.

       A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

         Years ended December 31,                                                2003            2002           2001
                                                                            --------------- --------------- --------------
         Reportable segment revenues                                       $    387,749         376,413        344,581
         Plus All Other revenues                                                 32,130          27,313         43,140
         Less intersegment revenues eliminated in consolidation                  29,082          35,884         30,463
                                                                            --------------- --------------- --------------
              Consolidated revenues                                        $    390,797         367,842        357,258
                                                                            =============== =============== ==============

                                      130                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       A reconciliation of reportable segment earnings from operations before depreciation, amortization and accretion expense, net other expense and income taxes to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

         Years ended December 31,                                                2003            2002           2001
                                                                            -------------- ---------------- --------------
         Reportable segment earnings from operations before
           depreciation, amortization and accretion expense, net other
           expense and income taxes                                        $    156,653         133,555        117,490
         Less All Other loss from operations before depreciation,
           amortization and accretion expense, net other expense and
           income taxes                                                          32,814          30,328         19,901
         Less intersegment contribution eliminated in consolidation               2,374           1,102            939
                                                                            -------------- ---------------- --------------
              Consolidated earnings from operations before
                depreciation, amortization and accretion expense, net
                other expense and income taxes                                  121,465         102,125         96,650
         Less depreciation, amortization and accretion expense                   53,388          56,400         55,675
                                                                            -------------- ---------------- --------------
              Consolidated operating income                                      68,077          45,725         40,975
         Less other expense, net                                                 41,917          33,403         32,316
                                                                            -------------- ---------------- --------------
              Consolidated net income before income taxes and cumulative
                effect of a change in accounting principle                 $     26,160          12,322          8,659
                                                                            ============== ================ ==============

       A reconciliation of reportable segment operating income to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

         Years ended December 31,                                                2003             2002           2001
                                                                            --------------- --------------- --------------
         Reportable segment operating income                               $    111,887          85,593         68,478
         Less All Other operating loss                                           41,436          38,766         26,564
         Less intersegment contribution eliminated in consolidation               2,374           1,102            939
                                                                            --------------- --------------- --------------
              Consolidated operating income                                      68,077          45,725         40,975
         Less other expense, net                                                 41,917          33,403         32,316
                                                                            --------------- --------------- --------------
              Consolidated net income before income taxes and cumulative
                effect of a change in accounting principle                 $     26,160          12,322          8,659
                                                                            =============== =============== ==============

       We provide long-distance services to MCI (see note 15), a major customer, and to Sprint. We earned revenues from Sprint, net of discounts, included in the long-distance segment, totaling approximately $36,899,000 during the year ended December 31, 2001. As a percentage of total revenues, Sprint revenues totaled 10.3% for the year ended December 31, 2001. Sprint was a major customer for segment disclosure purposes for the year ended December 31, 2001, but was not a major customer for the years ended December 31, 2003 and 2002.

                                      131                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(14)   Financial Instruments

       Fair Value of Financial Instruments
       The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts and estimated fair values of our financial instruments at December 31, 2003 and 2002 follows (amounts in thousands):

                                                                          2003                         2002
                                                                -------------------------- ---------------------------
                                                                 Carrying       Fair         Carrying        Fair
                                                                  Amount        Value         Amount         Value
                                                                -------------------------- ---------------------------
         Short-term assets                                     $   81,439       81,439         65,715        65,715
         Notes receivable with related parties                 $    3,443        3,443          5,142         5,142
         Short-term liabilities                                $   72,144       72,144         61,632        61,632
          Long-term debt and capital lease obligations         $  384,636      401,987        402,475       419,305
          Cash flow hedge liability                            $      515          515            999           999
          Other liabilities                                    $    5,931        5,931          4,442         4,442

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

           Short-term liabilities: The fair values of current maturities of capital lease obligations, accounts payable, payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments.

           Long-term debt and capital lease obligations: The fair value of long-term debt is based primarily on discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by investment bankers.

           Other Liabilities: Deferred compensation liabilities have no defined maturity dates therefore the fair value is the amount payable on demand as of the balance sheet date. Asset retirement obligations are recorded at their fair value and, over time, the liability is accreted to its present value each period.

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

                                      132                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       Effective September 21, 2001, we entered into an interest rate swap agreement to convert $25 million of variable interest rate debt equal to the 90 day LIBOR rate plus 334 basis points to 3.98% fixed rate debt plus applicable margins. Terms of the interest rate swap mirror the underlying variable rate debt, except the interest rate swap terminates on September 21, 2004. We entered into the transaction to help insulate us from future increases in interest rates. Under SFAS No. 133, the interest rate swap is accounted for as a cash flow hedge. The change in the fair value of the interest rate swap net of income taxes is recorded as an increase or decrease in Accumulated Other Comprehensive Loss in the Consolidated Statements of Stockholders' Equity. The associated cost is recognized in Interest Expense in the Consolidated Statements of Operations. During the years ended December 31, 2003, 2002 and 2001 we recognized approximately $681,000, $555,000 and $112,000, respectively, in incremental interest expense resulting from this transaction.

(15)   Related Party Transactions

       MCI
       We earned revenues from MCI, a major shareholder of GCI (see note 12), net of discounts, of approximately $81,996,000, $84,641,000 and $68,863,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Revenues earned from MCI include approximately $11,004,000 and $10,638,000 for the years ended December 31, 2002 and 2001, respectively, earned from a certain MCI customer who considered itself to be a third party obligor that was ultimately liable for services provided by GCI to the third party under a contract that had been assigned to MCI. Beginning January 1, 2003 we have billed this customer directly for services provided. Revenues earned from MCI net of amounts earned from the third party obligor were approximately $73,637,000 and $58,225,000 for the years ended December 31, 2002 and 2001, respectively. As a percentage of total revenues, MCI revenues, net of amounts earned from the third party obligor, totaled 21.0%, 20.0% and 16.3% for the years ended December 31, 2003, 2002 and 2001, respectively.

       Amounts receivable, net of accounts payable, from MCI totaled $25,585,000 and $21,677,000 at December 31, 2003 and 2002, respectively. We paid MCI to distribute our traffic in the contiguous 48 states and Hawaii approximately $5,100,000, $6,413,000 and $7,289,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

       On July 21, 2002 MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. Chapter 11 allows a company to continue operating in the ordinary course of business in order to maximize recovery for the company's creditors and shareholders.

       At the time of the petition for bankruptcy, we had approximately $12.9 million in receivables outstanding from MCI. At December 31, 2002 the bad debt reserve for uncollected amounts due from MCI ("MCI reserve") totaled $11.6 million and consisted of all billings for services rendered prior to July 21, 2002 that were not paid or deemed recoverable as of December 31, 2002. During the year ended December 31, 2002 we recognized $11.0 million in bad debt expense for uncollected amounts due from MCI.

       On July 22, 2003, the United States Bankruptcy Court approved a settlement agreement for pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI. The agreement settled unpaid balances due from MCI for services rendered prior to their bankruptcy filing date, settled billing disputes between us, and established a right to set-off certain of our pre-petition accounts payable to MCI. Under the terms of the agreement, we reduced the pre-petition amounts receivable from MCI by $800,000 and off-set our pre-petition accounts payable by $1.0 million. The majority of the difference reduced the MCI reserve with the remainder recorded as bad debt expense.

                                      133                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       The remaining pre-petition accounts receivable balance owed by MCI to us after this settlement was $11.1 million ("MCI credit") which we have and will use as a credit against amounts payable for services purchased from MCI. At settlement, all of the remaining pre-petition amounts receivable due from MCI, which were fully reserved, were removed from accounts receivable in our Consolidated Balance Sheets.

       After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. The use of the credit is recorded as a reduction of bad debt expense. During 2003 we utilized approximately $2.8 million of the MCI credit against amounts payable for services received from MCI.

       The remaining unused MCI credit totaled $7.9 million at December 31, 2003. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is utilized.

       On October 31, 2003, MCI's reorganization plan was approved by the United States Bankruptcy Court. The court order provided for a February 28, 2004 deadline for MCI to emerge from bankruptcy. In February 2004 MCI asked the Court for a 60-day extension to the February 28 deadline to allow it to complete financial filings with the SEC. The financial filings are reported to be the last major task left for MCI to emerge from bankruptcy. We expect to evaluate the likelihood that we will receive full recovery of bad debt expense for our remaining credit balance when MCI exits bankruptcy proceedings and may change our recognition method at that time.

       Other
       We entered into a long-term capital lease agreement in 1991 with the wife of our president for property occupied by us. The leased asset was capitalized in 1991 at the owner's cost of $900,000 and the related obligation was recorded in the accompanying financial statements. The lease agreement was amended in September 2002. The amended lease terminates on September 30, 2011. Through September 30, 2003 our monthly payment was $20,000, increasing to $20,860 per month October 1, 2003 through September 30, 2006 and increasing to $21,532 per month October 1, 2006 through September 30, 2011. Since the property was not sold prior to the tenth year of the lease, the owner was required to pay us the greater of one-half of the appreciated value of the property over $900,000, or $500,000. Accordingly, we received $500,000 in the form of a note in 2002. The owner paid us $135,000 in 2002 in the form of a note as additional consideration for the execution of the September 2002 amendment.

       During the six-month period ended June 30, 2001 we provided management services to Kanas. Effective June 30, 2001 we completed the acquisition of MCI's 85% controlling interest in Kanas (see note 3). During the six-month period ended June 30, 2001 we earned revenues of approximately $618,000 for management services and long-distance services provided to Kanas. We paid approximately $372,000 to Kanas for the lease and maintenance of fiber optic cable capacity during the six-month period ended June 30, 2001. We advanced approximately $4.9 million to Kanas to partially fund its operations during the six-month period ended June 30, 2001. During the year ended December 31, 2002, we acquired the remaining 15% interest in Kanas in exchange for a total of 15,000 shares of GCI Class A common stock.

       In January 2001 we entered into an aircraft operating lease agreement with a company owned by GCI's president. The lease was amended effective January 1, 2002. The lease is month-to-month and may be terminated at any time upon one hundred and twenty days written notice. The monthly lease rate is $50,000. Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share, all of which are exercisable. We paid a deposit of $1.5 million in connection with the lease. The deposit will be repaid to us upon the earlier of six months after the agreement terminates, or nine months after the date of a termination notice. The lessor may sell to us the stock arising from the exercise of the stock option or surrender the right to purchase all or a

                                      134                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       portion of the stock option to repay the deposit, if allowed by our debt and preferred stock instruments in effect at such time.

(16)   Commitments and Contingencies

       Leases
       Operating Leases as Lessee. We lease business offices, have entered into site lease agreements and use satellite transponder capacity and certain equipment pursuant to operating lease arrangements. Rental costs under such arrangements amounted to approximately $14,788,000, $13,445,000 and $9,292,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

       Satellite Transponder Capacity Capital Lease
       We lease satellite transponder capacity through a capital lease arrangement with a leasing company. The capital lease was entered into in March 2000. The effective term of the lease is nine years from the closing date. The capital lease includes certain covenants requiring maintenance of specific levels of operating cash flow to indebtedness and limitations on additional indebtedness. We were in compliance with all covenants during the year ending December 31, 2003.

       We began operating the satellite transponders on April 1, 2000. The satellite transponders are recorded at a cost of $48.0 million and are being depreciated over twelve years. We have financed $43.5 million and $44.9 million under this capital lease at December 31, 2003 and 2002, respectively.

       A summary of future minimum lease payments for all leases follows (amounts in thousands):

           Years ending December 31:                                           Operating      Capital
                                                                              ------------ -------------
             2004                                                            $   12,384         8,448
             2005                                                                11,253         9,923
             2006                                                                 9,599         9,278
             2007                                                                 6,998         8,385
             2008                                                                 6,270         7,390
             2009 and thereafter                                                 23,351        18,478
                                                                              ------------ -------------
               Total minimum lease payments                                  $   69,855        61,902
                                                                              ============
               Less amount representing interest                                              (17,127)
               Less current maturities of obligations under capital
                 leases                                                                        (5,139)
                                                                                           -------------
               Subtotal - long-term obligations under capital leases                           39,636
               Less long-term obligations under capital leases due to
                 related party, excluding current maturities                                     (677)
                                                                                           -------------
                   Long-term obligations under capital leases, excluding
                      related party, excluding current maturities                         $    38,959
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


                                      135                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       telecommunications service agreement is for fifteen years and may be extended for up to two successive three-year periods and, upon expiration of the extensions, one additional year.

       A summary of minimum future service revenues, assuming the agreement is not terminated pursuant to contract provisions, follows (amounts in thousands):

          Years ending December 31,
            2004                                         $   7,620
            2005                                             7,620
            2006                                             7,620
            2007                                             7,620
            2008                                             7,620
            2009 and thereafter                             56,847
                                                          ---------
              Total minimum future service revenues      $  94,947
                                                          =========

       In December 2001 we signed a letter of agreement with our customer in which we agreed, amongst other things, to upgrade the 800-mile fiber optic system, install multiple earth stations, and potentially provide other services. We have completed the projects outlined in the letter of agreement and expect testing and acceptance to be completed in the first half of 2004. We expect the contract to be amended in 2004 consistent with the terms of the letter of agreement. We expect the following additional minimum future service revenues, assuming the agreement is amended and is not terminated pursuant to contract provisions (amounts in thousands):

          Years ending December 31,
            2004                                         $   5,580
            2005                                             5,580
            2006                                             5,580
            2007                                             5,580
            2008                                             5,580
            2009 and thereafter                             41,628
                                                          ---------
              Total minimum future service revenues      $  69,528
                                                          =========

       Letters of Credit
       We have letters of credit totaling $6.5 million as follows:

           o $3.0 million of the Senior Credit Facility has been used to provide a letter of credit to secure payment of certain access charges associated with our provision of telecommunications services within the State of Alaska, and
           o $3.5 million of the Senior Credit Facility has been used to provide a letter of credit to secure payment for our contract for the design, engineering, manufacture and installation of the new undersea fiber optic cable system. The letter of credit will be reduced to $1.8 million after a contract payment estimated to be made in March 2004. The letter of credit will be cancelled after the final contract payment date estimated to be in April 2004.

       Fiber Optic Cable System Construction Commitment
       In June 2003 we began work on the construction of a fiber optic cable system connecting Seward, Alaska and Warrenton, Oregon, with leased backhaul facilities to connect it to our switching and distribution centers in Anchorage, Alaska and Seattle, Washington. A consortium of companies has been selected to design, engineer, manufacture and install the undersea fiber optic cable system and a contract has been signed at a total cost to us of $35.2 million. We expect to fund construction of the fiber optic cable system through our operating cash flows and, to the extent necessary, with draws on our new Senior Credit Facility. During the year ended December 31, 2003 our capital expenditures for

                                      136                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       this project have totaled approximately $16.5 million, all of which has been funded through our operating cash flows and are classified as Construction in Progress in our Consolidated Balance Sheets.

       Digital Local Phone Service ("DLPS") Equipment Purchase Commitment
       We are testing the deployment of DLPS. We expect to begin implementing this service delivery method in the second quarter of 2004. To ensure the necessary equipment is available to us we have entered into an agreement to purchase a certain number of outdoor, network powered multi-media adapters. The agreement has a remaining commitment at December 31, 2003 totaling $18.3 million.

       Alaska Airline Miles Agreement
       In August 2003 we entered into an agreement with Alaska Airlines, Inc. ("Alaska Airlines") to offer our residential and business customers who make qualifying purchases from us the opportunity to accrue mileage awards in the Alaska Airlines Mileage Plan. The agreement requires the purchase of Alaska Airlines miles during the year ended December 31, 2003 and in future years. The agreement has a remaining commitment at December 31, 2003 totaling $16.0 million.

       Deferred Compensation Plan
       During 1995, we adopted a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. We may contribute matching deferrals at a rate selected by us. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of us with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled approximately $0, $82,000 and $39,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

       Performance Based Incentive Compensation Plan
       During 2002 we adopted a non-qualified, performance based incentive compensation plan. The incentive compensation plan provides additional compensation to certain officers and key employees based upon the Company's achievement of specified financial performance goals. The Compensation Committee of the Board of Directors establishes goals on which executive officers are compensated, and management establishes the goals for other covered employees. Awards may be payable in cash or GCI's Class A common stock. Under this plan we recognized expenses of $672,000 and $0 during the years ended December 31, 2003 and 2002, respectively.

       Guaranteed Service Levels
       Certain customers have guaranteed levels of service. In the event we are unable to provide the minimum service levels we may incur penalties or issue credits to customers.

       Self-Insurance
       We are self-insured for losses and liabilities related primarily to health and welfare claims up to predetermined amounts above which third party insurance applies. A reserve of $1.7 million and $1.6 million was recorded at December 31, 2003 and 2002, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. Beginning January 1, 2003, we were self-insured for losses and liabilities related to workers' compensation claims up to predetermined amounts above which third party insurance applies. A reserve of $141,000 was recorded at December 31, 2003 to cover estimated reported losses and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserves. While we use what we believe is pertinent information and

                                      137                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

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

       ACS, through subsidiary companies, provides local services in Fairbanks and Juneau, Alaska. These ACS subsidiaries are classified as Rural Telephone Companies under the 1996 Telecom Act, which entitles them to an exemption of certain material interconnection terms of the 1996 Telecom Act, until and unless such "rural exemption" is examined and discontinued by the RCA. On October 11, 1999, the RCA issued an order terminating rural exemptions for the ACS subsidiaries operating in the Fairbanks and Juneau markets so that we could compete with the companies in the provision of local services pursuant to the 1996 Telecom Act. These rural exemptions limited the obligation of the ILECs in these markets to provide us access to unbundled network elements at rates under the pricing standard established by the Federal Communication Commission. Upon appeal by ACS on December 12, 2003, the Alaska Supreme Court issued a decision in which it reversed the RCA's rural exemption decision on the procedural ground that the competitor, not the incumbent, must shoulder the burden of proof. The Court remanded the matter to the RCA for reconsideration with the burden of proof assigned to us. Additionally, the Court left it to the RCA to decide as a matter of discretion whether to change the state of competition during the remand period. In accordance with the Court's ruling, the RCA has re-opened the rural exemption dockets and scheduled a hearing to take place on April 19, 2004. Additionally, the RCA issued a ruling on January 16, 2004, in which they determined that we can continue to rely on unbundled network elements from ACS to serve our existing customers in Juneau and Fairbanks but that we may not serve new customers through purchase of unbundled network elements pending the completion of the remand proceeding. Until this matter is resolved, we may serve new customers using wholesale resale. The outcome of this proceeding could result in a change in our cost of serving these markets via the facilities of ACS or via wholesale offerings and could adversely impact our ability to offer local service in these markets. We believe it is unlikely that the rural exemptions will be restored in these markets; however, if they are restored, we could be forced to discontinue providing service to residential customers and perhaps to commercial customers in these locations.

       While the ultimate results of these items cannot be predicted with certainty, except for the rural exemption proceedings described above, we do not expect at this time the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.

       Cable Service Rate Reregulation
       Federal law permits regulation of basic cable programming services rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system's subscribers request such regulation by filing a petition with the RCA. At December 31, 2002, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. (The Juneau system serves 7.1% of our total basic service subscribers at December 31, 2003.) A cable rate increase in the Juneau system effective February 1, 2003, did not affect basic programming service and therefore did not require RCA approval.

                                      138                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(17)   Subsequent Events

       Conversion of Series B Preferred Stock
       In January 2004, a Series B preferred stockholder converted 3,108 shares of Series B preferred stock to GCI Class A common stock resulting in the issuance of 560,000 shares of GCI Class A common stock.

       Draw on New Senior Credit Facility
       In January 2004 we drew $10.0 million under the revolving credit portion of our new Senior Credit Facility. The draw was re-paid in February 2004 from our new Senior Notes offering proceeds.

       Senior Notes Refinancing
       In February 2004 GCI's wholly owned subsidiary GCI, Inc. sold $250 million in aggregate principal amount of senior debt securities due in 2014 ("new Senior Notes"). The new Senior Notes are an unsecured senior obligation. We will pay interest of 7.25% on the new Senior Notes. The new Senior Notes were sold at a discount of $4.3 million. The Senior Notes will be carried on our balance sheet net of the unamortized portion of the discount, which will be amortized to Interest Expense over the life of the new Senior Notes.

       The net proceeds of the offering were primarily used to repay our existing $180.0 million 9.75% Senior Notes and to repay approximately $43.8 million of the term portion and $10.0 million of the revolving portion of our new Senior Credit Facility. Semi-annual interest payments of approximately $9.1 million will be due beginning August 15, 2004. In connection with the issuance, we paid fees and other expenses of approximately $6.3 million which will be amortized over the life of the new Senior Notes.

       The new Senior Notes were offered only to qualified institutional buyers pursuant to Rule 144A and non- United States persons pursuant to Regulation S. The new Senior Notes have not been registered under the Securities Act and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. We plan to register our new Senior Notes by May 14, 2004.

       The new Senior Notes are not redeemable prior to February 15, 2009. At any time on or after February 15, 2009, the new Senior Notes are redeemable at our option, in whole or in part, on not less than thirty days nor more than sixty days notice, at the following redemption prices, plus accrued and unpaid interest (if any) to the date of redemption:

          If redeemed during the twelve month period
          commencing February 1 of the year indicated:        Redemption Price
          ------------------------------------------------- --------------------
          2009                                                     103.625%
          2010                                                     102.417%
          2011                                                     101.208%
          2012 and thereafter                                      100.000%

        We may, on or prior to February 17, 2007, at our option, use the net cash proceeds of one or more underwritten public offerings of our qualified stock to redeem up to a maximum of 35% of the initially outstanding aggregate principal amount of our new Senior Notes at a redemption price equal to 107.25% of the principal amount of the new Senior Notes, together with accrued and unpaid interest, if any, thereon to the date of redemption, provided that not less than 65% of the principal amount of the new Senior Notes originally issued remain outstanding following such a redemption.

                                      139                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       The new Senior Notes restrict GCI, Inc. and certain of its subsidiaries from incurring debt in most circumstances unless the result of incurring debt does not cause our leverage ratio to exceed 6.0 to one. The new Senior Notes do not allow debt under the new Senior Credit Facility to exceed the greater of (and reduced by certain stated items):

          o   $250 million, reduced by the amount of any prepayments, or
          o 3.0 times earnings before interest, taxes, depreciation and amortization for the last four full fiscal quarters of GCI, Inc. and certain of its subsidiaries.

       The new Senior Notes limit our ability to make cash dividend payments.

       We are conducting a Consent Solicitation and Tender Offer for the Senior Notes. Through February 13, 2004 we accepted for payment $114.6 million principal amount of notes which were validly tendered. Such notes accepted for payment received additional consideration as follows:

          o $4.0 million based upon a payment of $1,035 per $1,000 principal amount, consisting of the purchase price of $1,025 per $1,000 principal amount and the consent payment of $10 per $1,000 principal amount, and
          o   $497,000 in accrued and unpaid interest through February 16, 2004.

       The remaining principal amount of $65.4 million will be redeemed by March 18, 2004 for additional consideration as follows:

          o $2.1 million based upon a payment of $1032.50 per $1,000 principal amount, and
          o $815,000 in estimated accrued and unpaid interest through the date of redemption and no later than March 17, 2004.

       The total estimated redemption cost is expected to be $186.1 million. The premium to redeem our Senior Notes is expected to be $6.1 million (excluding estimated interest cost of $1.3 million), which will be recognized as a component of Other Income (Expense) during the three months ended March 31, 2004.

       Compliance with the redemption notice requirements in the Indenture will result in a delay of up to sixty days before final payment of some of the Senior Notes. As a result of such delay, our total debt will increase during the overlap period between the redemption of the outstanding Senior Notes and the issuance of the new Senior Notes making us out of compliance with Section 6.11 of our Credit, Guaranty, Security and Pledge Agreement, dated as of October 30, 2003. We have received a waiver from compliance with Section 6.11 until April 30, 2004.

Item 15(b).  Reports on Form 8-K.

       The following Forms 8-K were filed or furnished during the quarter ended December 31, 2003:

       o On October 27, 2003, we furnished a report on Form 8-K dated October 24, 2003 under Item 12 and 7 which included a copy of our press release dated that same day reporting a summary description of our results of operations for the three and nine month periods ended September 30, 2003.

       o On November 6, 2003, we furnished a report on Form 8-K dated November 5, 2003 under Item 12 and 7 which included a copy of our press release dated that same day reporting a detailed description of our results of operations for the three and nine month periods ended September 30, 2003.

       o On December 15, 2003, we filed a report on Form 8-K dated December 12, 2003 under Item 5 and Item 7 which included a copy of our press release dated that same day reporting that the Alaska Supreme Court issued a decision that requires the Regulatory Commission of Alaska
           (RCA) to reexamine its order that allows full local telephone competition in Fairbanks and Juneau, Alaska.

       o On December 18, 2003, we filed a report on Form 8-K dated December 18, 2003 under Item 5 and Item 7 which included a copy of our press release dated that same day reporting that we had been awarded an agreement with the State of Alaska to provide a variety of telecommunication services for the next 18 months.

Item 15(c).  Exhibits

       Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

         Exhibit No.                                              Description
      --------------------------------------------------------------------------------------------------------------------
          3.1              Restated Articles of Incorporation of the Company dated December 18, 2000 (30)
          3.2              Amended and Restated Bylaws of the Company dated January 28, 2000 (28)
          10.3             Westin Building Lease (5)
          10.4             Duncan and Hughes Deferred Bonus Agreements (6)
          10.5             Compensation Agreement between General Communication, Inc. and William C. Behnke dated
                              January 1, 1997 (19)
          10.6             Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska
                              (3)
          10.7             1986 Stock Option Plan, as amended (21)
          10.13            MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication,
                              Inc. dated January 1, 1993 (8)
          10.14            Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and
                              General Communication, Inc. dated January 1, 1993 (8)
          10.15            Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated
                              August 13, 1993 (9)
          10.16            Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
          10.17            Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13,
                              1993 (9)
          10.19            Summary Plan Description pertaining to Qualified Employee Stock Purchase Plan of General
                              Communication, Inc., as amended and restated January 1, 2003 (37)

                                      141                            (Continued)

         Exhibit No.                                              Description
      --------------------------------------------------------------------------------------------------------------------
          10.20            The GCI Special Non-Qualified Deferred Compensation Plan (11)
          10.21            Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and
                              GCI Communication Corp. (11)
          10.25            Licenses: (5)
          10.25.1             214 Authorization
          10.25.2             International Resale Authorization
          10.25.3             Digital Electronic Message Service Authorization
          10.25.4             Fairbanks Earth Station License
          10.25.5             Fairbanks (Esro) Construction Permit for P-T-P Microwave Service
          10.25.6             Fairbanks (Polaris) Construction Permit for P-T-P Microwave Service
          10.25.7             Anchorage Earth Station Construction Permit
          10.25.8             License for Eagle River P-T-P Microwave Service
          10.25.9             License for Juneau Earth Station
          10.25.10            Issaquah Earth Station Construction Permit
          10.26            ATU Interconnection Agreement between GCI Communication Corp. and Municipality of Anchorage,
                              executed January 15, 1997 (18)
          10.29            Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI,
                              ACNJI and ACNKSI (12)
          10.30            Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and Alaska
                              Cablevision, Inc. (12)
          10.31            Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and
                              McCaw/Rock Homer Cable System, J.V. (12)
          10.32            Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and
                              McCaw/Rock Seward Cable System, J.V. (12)
          10.33            Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among
                              General Communication, Inc., and the Prime Sellers Agent (13)
          10.34            First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General
                              Communication, Inc., ACNFI, ACNJI and ACNKSI (13)
          10.36            Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order
                              U-96-89(8) dated January 14, 1997 (18)
          10.37            Amendment to the MCI Carrier Agreement executed April 20, 1994 (18)
          10.38            Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (16)
          10.39            MCI Carrier Addendum--MCI 800 DAL Service effective February 1, 1994 (16)
          10.40            Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (16)
          10.41            Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (16)
          10.42            Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (18)
          10.43            Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (16)
          10.44            Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (20)
          10.45            First Amendment to Contract for Alaska Access Services between General Communication, Inc.
                              and MCI Telecommunications Corporation dated April 1, 1996 (20)
          10.46            Service Mark License Agreement between MCI Communications Corporation and General
                              Communication, Inc. dated April 13, 1994 (19)
          10.47            Radio Station Authorization (Personal Communications Service License), Issue Date June 23,
                              1995 (19)
          10.50            Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc.
                              and GCI Network Systems dated April 1, 1992 (20)
          10.51            Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August 1,
                              1996 (20)
          10.52            Lease Agreement dated September 30, 1991 between RDB Company and General Communication,
                              Inc. (3)
          10.54            Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings dated
                              September 23, 1996 (19)
          10.55            Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (19)

                                      142                            (Continued)

         Exhibit No.                                              Description
      --------------------------------------------------------------------------------------------------------------------
          10.58            Employment and Deferred Compensation Agreement between General Communication, Inc. and
                              John M. Lowber dated July 1992 (19)
          10.59            Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated
                              August 15, 1994 (19)
          10.60            Transponder Lease Agreement between General Communication Incorporated and Hughes
                              Communications Satellite Services, Inc., executed August 8, 1989 (9)
          10.61            Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and
                              Hughes Communications Galaxy, Inc. dated August 24, 1995 (19)
          10.62            Order Approving Application, Subject to Conditions; Requiring Filing; and Approving
                              Proposed Tariff on an Inception Basis, dated February 4, 1997 (19)
          10.66            Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp.
                              dated as of July 11, 1997. (23)
          10.67            Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System
                              Partnership Contract Variation No. 1 dated as of December 1, 1997. (23)
          10.71            Third Amendment to Contract for Alaska Access Services between General Communication, Inc.
                              and MCI Telecommunications Corporation dated February 27, 1998 (25)
          10.77            General Communication, Inc. Preferred Stock Purchase Agreement (26)
          10.78            Qualified Employee Stock Purchase Plan of General Communication, Inc., as amended and restated
                              January 01, 2003  (37)
          10.79            Statement of Stock Designation (Series B) (26)
          10.80            Fourth Amendment to Contract for Alaska Access Services between General Communication,
                              Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom. (27)
          10.82            Lease Intended for Security between GCI Satellite Co., Inc. and General Electric Capital
                              Corporation (29)
          10.89            Fifth Amendment to Contract for Alaska Access Services between General Communication, Inc.
                              and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network
                              Services, Inc., formerly known as MCI Telecommunications Corporation dated August 7, 2000
                              # (31)
          10.90            Sixth Amendment to Contract for Alaska Access Services between General Communication, Inc.
                              and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network
                              Services, Inc., formerly known as MCI Telecommunications Corporation dated February 14,
                              2001 # (31)
          10.91            Seventh Amendment to Contract for Alaska Access Services between General Communication,
                              Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network
                              Services, Inc., formerly known as MCI Telecommunications Corporation dated March 8, 2001
                              # (31)
          10.99            Statement of Stock Designation (Series C) (34)
          10.100           Contract for Alaska Access Services between Sprint Communications Company L.P. and General
                              Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated March
                              12, 2002 # (35)
          10.101           Credit, Guaranty, Security and Pledge Agreement between GCI Holdings, Inc. and Credit
                              Lyonnais New York Branch as Administrative Agent, Issuing Bank, Co-Bookrunner and
                              Co-Arranger, General Electric Capital Corporation as Documentation Agent, Co-Arranger
                              and Co-Bookrunner and CIT Lending Services Corporation as Syndication Agent, dated as of November 1, 2002. (36)
          10.102           First Amendment to Lease Agreement dated as of September 2002 between RDB Company and GCI
                              Communication Corp. as successor in interest to General Communication, Inc. (37)
          10.103           Agreement and plan of merger of GCI American Cablesystems, Inc. a Delaware

                                      143                            (Continued)

         Exhibit No.                                              Description
      --------------------------------------------------------------------------------------------------------------------
                              corporation and GCI Cablesystems of Alaska, Inc. an Alaska corporation each with and into GCI
                              Cable, Inc. an Alaska corporation, adopted as of December 10, 2002 (37)
          10.104           Articles of merger between GCI Cablesystems of Alaska, Inc. and GCI Cable, Inc., adopted as of December 10, 2002  (37)
          10.105           Aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560
                              Company, Inc., an Alaska corporation, dated as of January 22, 2001 (37)
          10.106           First amendment to aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 8, 2002
                              (37)
          10.107           Amendment No. 1 to Credit, Guaranty, Security and Pledge Agreement between GCI Holdings,
                              Inc. and Credit Lyonnais New York Branch as Administrative Agent, Issuing Bank,
                              Co-Bookrunner and Co-Arranger, General Electric Capital Corporation as Documentation
                              Agent, Co-Arranger and Co-Bookrunner and CIT Lending Services Corporation as
                              Syndication Agent, dated as of November 1, 2002 (38)
          10.108           Bonus Agreement between General Communication, Inc. and Wilson Hughes (39)
          10.109           Eighth Amendment to Contract for Alaska Access Services between General Communication,
                              Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network
                              Services, Inc. # (39)
          10.110           Settlement and Release Agreement between General Communication, Inc. and WorldCom, Inc.
                              (39)
          10.111           Credit, Guaranty, Security and Pledge Agreement between GCI Holdings, Inc. and Credit
                              Lyonnais New York Branch as Administrative Agent, Issuing Bank, Co-Bookrunner and
                              Co-Arranger, General Electric Capital Corporation as Documentation Agent, Co-Arranger
                              and Co-Bookrunner and CIT Lending Services Corporation as Syndication Agent, dated as of October 30, 2003 (40)
          10.112           Waiver letter agreement dated as of February 13, 2004 for Credit, Guaranty, Security and
                              Pledge Agreement  *
          10.113           Indenture dated as of February 17, 2004 between GCI, Inc. and The Bank of New York, as trustee  *
          10.114           Registration Rights Agreement dated as of February 17, 2004, among GCI, Inc.,  and
                              Deutsche Bank Securities Inc., Jefferies & Company, Inc., Credit Lyonnais Securities
                              (USA), Inc., Blaylock & Partners, L.P., Ferris, Baker Watts, Incorporated, and TD
                              Securities (USA), Inc., as Initial Purchasers  *
          21.1             Subsidiaries of the Registrant  *
          23.1             Consent of KPMG LLP (Accountant for Company)  *
          31               Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of
                           the Sarbanes-Oxley Act of 2002 *
          32               Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                           the Sarbanes-Oxley Act of 2002 *
          99               Additional Exhibits:
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
          99.19               The Bylaws of GCI Transport, Inc. (23)
          99.20               The Articles of Incorporation of GCI Transport, Inc. (23)

                                      144                            (Continued)

         Exhibit No.                                              Description
      --------------------------------------------------------------------------------------------------------------------
          99.21               The Bylaws of Fiber Hold Co., Inc. (23)
          99.22               The Articles of Incorporation of Fiber Hold Co., Inc. (23)
          99.23               The Bylaws of GCI Fiber Co., Inc. (23)
          99.24               The Articles of Incorporation of GCI Fiber Co., Inc. (23)
          99.25               The Bylaws of GCI Satellite Co., Inc. (23)
          99.26               The Articles of Incorporation of GCI Satellite Co., Inc. (23)
          99.27               The Partnership Agreement of Alaska United Fiber System (23)
          99.28               The Bylaws of Potter View Development Co., Inc. (32)
          99.29               The Articles of Incorporation of Potter View Development Co., Inc. (32)
          99.30               The Bylaws of GCI American Cablesystems, Inc. (34)
          99.31               The Articles of Incorporation of GCI American Cablesystems, Inc. (34)
          99.32               The Bylaws of GCI Cablesystems of Alaska, Inc. (34)
          99.33               The Articles of Incorporation of GCI Cablesystems of Alaska, Inc. (34)
          99.34               The Bylaws of GCI Fiber Communication, Co., Inc. (34)
          99.35               The Articles of Incorporation of GCI Fiber Communication, Co., Inc. (34)
          99.37               The Articles of Incorporation of Wok 1, Inc.  (38)
          99.38               The Bylaws of Wok 1, Inc.  (38)
          99.39               The Articles of Incorporation of Wok 2, Inc.  (38)
          99.40               The Bylaws of Wok 2, Inc.  (38)

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

                                      145                            (Continued)

         Exhibit
        Reference                                          Description
      ------------------------------------------------------------------------------------------------------------------
                            (File No. 333-28001) dated May 29, 1997.
            19           Incorporated by reference to The Company's Amendment No. 1 to Form S-3/A Registration
                            Statement (File No. 333-28001) dated July 8, 1997.
            20           Incorporated by reference to The Company's Amendment No. 2 to Form S-3/A Registration
                            Statement (File No. 333-28001) dated July 21, 1997.
            21           Incorporated by reference to The Company's Amendment No. 3 to Form S-3/A Registration
                            Statement (File No. 333-28001) dated July 22, 1997.
            23           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997.
            24           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
            25           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1998.
            26           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
            27           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
            28           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1999.
            29           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
            30           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 2000.
            31           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001.
            32           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
            33           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001.
            34           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 2001.
            35           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.
            36           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002.
            37           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 2002.
            38           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.
            39           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
            40           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENERAL COMMUNICATION, INC.

                                   By: /s/ Ronald A. Duncan
                                       Ronald A. Duncan, President
                                       (Chief Executive Officer)
Date: March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           Signatures                                Title                                  Date
           ----------                                -----                                  ----

      /s/ Donne F. Fisher                   Chairman of Board and Director              March 9, 2004
     -------------------------------                                            ------------------------------
     Donne F. Fisher

      /s/ Ronald A. Duncan                  President and Director                      March 9, 2004
     -------------------------------         (Principal Executive Officer)      ------------------------------
     Ronald A. Duncan

      /s/ William P. Glasgow                Director                                    March 9, 2004
     -------------------------------                                            ------------------------------
     William P. Glasgow

      /s/ Stephen R. Mooney                 Director                                    March 4, 2004
     -------------------------------                                            ------------------------------
     Stephen R. Mooney

      /s/ Stephen M. Brett                  Director                                    March 9, 2004
     -------------------------------                                            ------------------------------
     Stephen M. Brett

     /s/ James M. Schneider                 Director                                    March 9, 2004
     -------------------------------                                            ------------------------------
     James M. Schneider

     /s/ Stephen A. Reinstadtler            Director                                    March 9, 2004
     -------------------------------                                            ------------------------------
     Stephen A. Reinstadtler

      /s/ John M. Lowber                    Senior Vice President,                      March 9, 2004
     -------------------------------         Chief Financial Officer,           ------------------------------
     John M. Lowber                          Secretary and Treasurer
                                             (Principal Financial Officer)

      /s/ Alfred J. Walker                  Vice President, Chief                       March 9, 2004
     -------------------------------         Accounting Officer                 ------------------------------
     Alfred J. Walker                        (Principal Accounting Officer)