Form 10-Q
period 2004-09-30
GENERAL COMMUNICATION INC
filed 2004-11-08
CIK 808461

As filed with the Securities and Exchange Commission on November 8, 2004

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

                For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant's classes of common stock as of October 28, 2004 was:

                 54,205,376 shares of Class A common stock; and
                    3,865,686 shares of Class B common stock.

                                       GENERAL COMMUNICATION, INC.

                                                FORM 10-Q

                                  FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                            TABLE OF CONTENTS
                                                                                                       Page No.
                                                                                                       --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of September 30, 2004
                       (unaudited) and December 31, 2003..................................................6

                    Consolidated Statements of Income for the
                       three and nine months ended September 30, 2004
                       (unaudited) and 2003 (unaudited)...................................................8

                    Consolidated Statements of Stockholders' Equity
                       for the nine months ended September 30, 2004
                       (unaudited) and 2003 (unaudited)...................................................9

                    Consolidated Statements of Cash Flows for the nine
                       months ended September 30, 2004 (unaudited)
                       and 2003 (unaudited)...............................................................11

                    Notes to Interim Condensed Consolidated Financial
                       Statements.........................................................................12

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................32

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................63

         Item 4.    Controls and Procedures...............................................................64

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................65

         Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...........................65

         Item 6.    Exhibits..............................................................................66

         Other items are omitted, as they are not applicable.

SIGNATURES................................................................................................67

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

     o Material adverse changes in the economic conditions in the markets we serve and in general economic conditions, including the continuing impact of the following on the communications industry: high levels of competition in the long-distance market resulting in pressures to reduce prices; an oversupply of long-haul capacity; excessive debt loads; and several high-profile company failures and potentially fraudulent accounting practices by some companies;
     o The efficacy of laws enacted by Congress and the State of Alaska legislature; rules and regulations to be adopted by the Federal Communications Commission ("FCC") and state public regulatory agencies to implement the provisions of the Telecommunications Act of 1996 ("1996 Telecom Act"); the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
     o Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include long-distance, local, cable, Internet, and wireless services;
     o The extent and pace at which different competitive environments develop for each segment of our business;
     o The extent and duration for which competitors from each segment of the communications industries are able to offer combined or full service packages prior to our being able to do so;
     o The degree to which we experience material competitive impacts to our traditional service offerings prior to achieving adequate local service entry;
     o Competitor responses to our products and services and overall market acceptance of such products and services;

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

     o The effect on us of industry consolidation including the potential acquisition of one or more of our large wholesale customers by a company with commercial relationships with other providers;
     o Under Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we must test our goodwill and other intangible assets with indefinite lives for impairment at least annually. Under the SEC Staff Announcement Topic "Use of the Residual Method to Value Acquired Assets Other than Goodwill," we must apply a direct value method to determine the fair value of our cable certificates for purposes of impairment testing no later than January 1, 2005. Impairment testing may result in a material, non-cash write-down of our cable certificate or goodwill assets and could have a material adverse impact on our results of operations; and
     o Other risks detailed from time to time in our periodic reports filed with the SEC.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                       GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)                                                                      (Unaudited)
                                                                                           September 30,      December 31,
                            ASSETS                                                              2004              2003
------------------------------------------------------------------------------------     ----------------- -------------------
Current assets:
  Cash and cash equivalents                                                             $       8,769            10,435
                                                                                         ----------------- -------------------

  Receivables                                                                                  75,600            70,235
  Less allowance for doubtful receivables                                                       2,069             1,954
                                                                                         ----------------- -------------------
     Net receivables                                                                           73,531            68,281

  Prepaid and other current assets                                                              6,743            12,159
  Deferred income taxes, net                                                                    5,621             7,195
  Inventories                                                                                   2,555             1,513
  Property held for sale                                                                        1,046             2,173
  Notes receivable from related parties                                                           354             1,885
                                                                                         ----------------- -------------------
     Total current assets                                                                      98,619           103,641
                                                                                         ----------------- -------------------

Property and equipment in service, net of depreciation                                        421,128           369,039
Construction in progress                                                                       19,940            33,618
                                                                                         ----------------- -------------------
     Net property and equipment                                                               441,068           402,657
                                                                                         ----------------- -------------------

Cable certificates                                                                            191,241           191,241
Goodwill                                                                                       41,972            41,972
Other intangible assets, net of amortization of $2,087 and $1,656 at September 30,
  2004 and December 31, 2003, respectively                                                      5,078             4,195
Deferred loan and senior notes costs, net of amortization of $2,226 and $5,308 at
  September 30, 2004 and December 31, 2003, respectively                                        9,102             5,757
Notes receivable from related parties                                                           4,230             4,281
Other assets                                                                                    9,315             9,276
                                                                                         ----------------- -------------------
     Total other assets                                                                       260,938           256,722
                                                                                         ----------------- -------------------
       Total assets                                                                     $     800,625           763,020
                                                                                         ================= ===================

See accompanying notes to interim condensed consolidated financial statements.


                                       6                             (Continued)

                                       GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                      (Continued)
(Amounts in thousands)                                                                         (Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND                                                  September 30,     December 31,
  STOCKHOLDERS' EQUITY                                                                            2004             2003
--------------------------------------------------------------------------------           ------------------ -----------------
Current liabilities:
  Current maturities of obligations under capital leases                                  $       6,313            5,139
  Accounts payable                                                                               27,350           34,133
  Accrued payroll and payroll related obligations                                                14,025           17,545
  Deferred revenue                                                                               13,844           21,275
  Accrued liabilities                                                                             7,389            8,156
  Accrued interest                                                                                2,860            8,645
  Subscriber deposits                                                                               471              651
                                                                                           ------------------ -----------------
    Total current liabilities                                                                    72,252           95,544

Long-term debt                                                                                  377,060          345,000
Obligations under capital leases, excluding current maturities                                   34,244           38,959
Obligation under capital lease due to related party, excluding current maturity                     680              677
Deferred income taxes, net of deferred income tax benefit                                        35,985           24,168
Other liabilities                                                                                 6,811            6,366
                                                                                           ------------------ -----------------
    Total liabilities                                                                           527,032          510,714
                                                                                           ------------------ -----------------

Redeemable preferred stock                                                                       19,244           25,664
                                                                                           ------------------ -----------------
Stockholders' equity:
  Common stock (no par):
    Class A.  Authorized 100,000 shares; issued 54,139 and 52,589 shares at
     September 30, 2004 and December 31, 2003, respectively                                     211,012          202,362

    Class B. Authorized 10,000 shares; issued 3,866 and 3,868 shares at
     September 30, 2004 and December 31, 2003, respectively; convertible on a
     share-per-share basis into Class A common stock                                              3,267            3,269

    Less cost of 380 and 338 Class A common shares held in treasury at September
     30, 2004 and December 31, 2003, respectively                                                (2,284)          (1,917)

 Paid-in capital                                                                                 13,617           12,836
 Notes receivable with related parties issued upon stock option exercise                         (4,351)          (4,971)
 Retained earnings                                                                               33,088           15,371
 Accumulated other comprehensive loss                                                               ---             (308)
                                                                                           ------------------ -----------------
    Total stockholders' equity                                                                  254,349          226,642
                                                                                           ------------------ -----------------
Commitments and contingencies

    Total liabilities, redeemable preferred stock, and stockholders' equity               $     800,625          763,020
                                                                                           ================== =================

See accompanying notes to interim condensed consolidated financial statements.

                                       GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)
                                                               Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
(Amounts in thousands, except per share amounts)               2004          2003              2004           2003
                                                          ------------- -------------    --------------- --------------
Revenues                                                 $   106,622        98,327           319,324        287,043

Cost of goods sold (exclusive of depreciation,
  amortization and accretion shown separately below)          32,876        31,870           104,878         92,189
Selling, general and administrative expenses                  37,324        35,262           108,830        102,549
Bad debt expense (recovery)                                     (281)          533            (1,165)         1,932
Depreciation, amortization and accretion expense              15,297        13,067            46,759         39,368
                                                          ------------- -------------    --------------- --------------
     Operating income                                         21,406        17,595            60,022         51,005
                                                          ------------- -------------    --------------- --------------

Other income (expense):
   Interest expense                                           (6,722)       (8,845)          (20,275)       (27,137)
   Loss on early extinguishment of debt                          ---           ---            (6,136)           ---
   Amortization and write-off of loan and senior
     notes fees                                                 (400)         (631)           (3,414)        (2,329)
   Interest income                                                86           162               273            493
                                                          ------------- -------------    --------------- --------------
     Other expense, net                                       (7,036)       (9,314)          (29,552)       (28,973)
                                                          ------------- -------------    --------------- --------------
     Net income before income taxes and cumulative
       effect of a change in accounting principle             14,370         8,281            30,470         22,032

Income tax expense                                             5,075         3,752            11,525          9,598
                                                          ------------- -------------    --------------- --------------
     Net income before cumulative effect of a change
       in accounting principle                                 9,295         4,529            18,945         12,434

Cumulative effect of a change in accounting
   principle, net of income tax benefit of $367                  ---           ---               ---           (544)
                                                          ------------- -------------    --------------- --------------
     Net income                                          $     9,295         4,529            18,945         11,890
                                                          ============= =============    =============== ==============

Basic net income per common share:
  Net income before cumulative effect of a change in
     accounting principle                                $      0.15          0.07              0.31           0.20
  Cumulative effect of a change in accounting
     principle, net of income tax benefit of $367                ---           ---               ---          (0.01)
                                                          ------------- -------------    --------------- --------------
       Net income                                        $      0.15          0.07              0.31           0.19
                                                          ============= =============    =============== ==============

Diluted net income per common share:
  Net income before cumulative effect of a change in
     accounting principle                                $      0.15          0.07              0.30           0.19
  Cumulative effect of a change in accounting
     principle, net of income tax benefit of $367                ---           ---               ---          (0.01)
                                                          ------------- -------------    --------------- --------------
       Net income                                        $      0.15          0.07              0.30           0.18
                                                          ============= =============    =============== ==============

See accompanying notes to interim condensed consolidated financial statements.

                                                GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                                (Unaudited)
                                                                                       Notes
                                                                 Class A            Receivable              Accumulated
                                             Class A   Class B   Shares              Issued to                 Other
                                             Common    Common    Held in   Paid-in    Related   Retained   Comprehensive
 (Amounts in thousands)                       Stock     Stock    Treasury  Capital    Parties   Earnings       Loss          Total
                                            ----------------------------------------------------------------------------------------
 Balances at December 31, 2002             $199,903     3,274    (1,836)   11,222     (5,650)     1,847        (540)        208,220
 Components of comprehensive income:
   Net income                                   ---       ---       ---       ---        ---     11,890         ---          11,890
   Change in fair value of cash flow
      hedge, net of change in income tax
      liability of $175                         ---       ---       ---       ---        ---        ---         118             118
                                                                                                                             -------
       Comprehensive income                                                                                                  12,008
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                     ---       ---       ---       222        ---        ---         ---             222
 Shares issued under stock option plan        1,044       ---       ---       ---        ---        ---         ---           1,044
 Amortization of the excess of GCI stock
   market value over stock option exercise
   cost on date of stock option grant           ---       ---       ---       393        ---        ---         ---             393
 Class B shares converted to Class A              3        (3)      ---       ---        ---        ---         ---             ---
 Purchase of treasury stock                     ---       ---       (81)      ---        ---        ---         ---             (81)
 Preferred stock dividends                      ---       ---       ---       ---        ---     (1,533)        ---          (1,533)
                                            ----------------------------------------------------------------------------------------
 Balances at September 30, 2003            $200,950     3,271    (1,917)   11,837     (5,650)    12,204        (422)        220,273
                                            ========================================================================================

See accompanying notes to interim condensed consolidated financial statements.


                                       9                             (Continued)

                                                GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                                (Unaudited)
                                                                (Continued)
                                                                                       Notes
                                                                 Class A            Receivable              Accumulated
                                             Class A   Class B   Shares              Issued to                 Other
                                             Common    Common    Held in   Paid-in    Related   Retained   Comprehensive
 (Amounts in thousands)                       Stock     Stock    Treasury  Capital    Parties   Earnings       Loss          Total
                                            ----------------------------------------------------------------------------------------
 Balances at December 31, 2003             $202,362     3,269    (1,917)   12,836     (4,971)    15,371        (308)        226,642
 Components of comprehensive income:
   Net income                                   ---       ---       ---       ---        ---     18,945         ---          18,945
   Change in fair value of cash flow
      hedge, net of change in income tax
      benefit of $207                           ---       ---       ---       ---        ---        ---         308             308
                                                                                                                             -------
       Comprehensive income                                                                                                  19,253
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                     ---       ---       ---       534        ---        ---         ---             534
 Class B shares converted to Class A              2        (2)      ---       ---        ---        ---         ---             ---
 Shares issued under stock option plan        2,228       ---       ---       ---        ---        ---         ---           2,228
 Amortization of the excess of GCI stock
   market value over stock option exercise
   cost on date of stock option grant           ---       ---       ---       247        ---        ---         ---             247
 Conversion of Series B preferred stock to
   Class A common stock                       6,420       ---       ---       ---        ---        ---         ---           6,420
 Payments received on notes receivable
   issued to related parties upon stock
   option exercise                              ---       ---       ---       ---        620        ---         ---             620
 Purchase of treasury stock                     ---       ---      (367)      ---        ---        ---         ---            (367)
 Preferred stock dividends                      ---       ---       ---       ---        ---     (1,228)        ---          (1,228)
                                            ----------------------------------------------------------------------------------------
 Balances at September 30, 2004            $211,012     3,267    (2,284)   13,617     (4,351)    33,088         ---         254,349
                                            ========================================================================================

See accompanying notes to interim condensed consolidated financial statements.

                                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                (Unaudited)
(Amounts in thousands)                                                                     2004              2003
                                                                                      --------------    -------------
Cash flows from operating activities:
   Net income                                                                        $    18,945            11,890
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and accretion expense                                     46,759            39,368
     Loss on early extinguishment of debt                                                  6,136               ---
     Deferred income tax expense                                                          11,435             9,598
     Amortization and write-off of loan and senior notes fees                              3,414             2,329
     Compensatory stock options                                                              248               393
     Bad debt expense (recovery), net of write-offs                                          115              (679)
     Deferred compensation                                                                   427               331
     Cumulative effect of a change in accounting principle, net                              ---               544
     Other noncash income and expense items                                                  654              (383)
     Change in operating assets and liabilities                                          (25,267)          (13,990)
                                                                                      --------------    -------------
       Net cash provided by operating activities                                          62,866            49,401
                                                                                      --------------    -------------
Cash flows from investing activities:
   Purchases of property and equipment, including construction period interest           (82,810)          (34,393)
   Purchases of other assets and intangible assets                                        (2,297)             (955)
   Payments received on notes receivable from related parties                              1,847                22
   Proceeds from sales of assets                                                           1,190               ---
   Payment of deposits                                                                       ---            (3,221)
   Refund of deposit                                                                         699               ---
   Additions to property held for sale                                                      (128)              ---
   Notes receivable issued to related parties                                                (27)              (99)
                                                                                      --------------    -------------
       Net cash used in investing activities                                             (81,526)          (38,646)
                                                                                      --------------    -------------
Cash flows from financing activities:
   Issuance of new Senior Notes                                                          245,720               ---
   Repayment of old Senior Notes                                                        (180,000)              ---
   Borrowing on Senior Credit Facility                                                    20,000               ---
   Repayment of Senior Credit Facility                                                   (53,832)           (7,700)
   Repayments of capital lease obligations                                                (3,538)           (1,402)
   Payment of debt issuance costs                                                         (6,659)           (2,605)
   Payment of bond call premiums                                                          (6,136)              ---
   Payment of preferred stock dividends                                                   (1,042)           (1,171)
   Proceeds from common stock issuance                                                     2,228             1,044
   Payment received on note receivable from related parties issued upon stock
      option exercise                                                                        620               ---
   Purchase of treasury stock                                                               (367)              (81)
                                                                                      --------------    -------------
       Net cash provided by (used in) financing activities                                16,994           (11,915)
                                                                                      --------------    -------------
       Net decrease in cash and cash equivalents                                          (1,666)           (1,160)
       Cash and cash equivalents at beginning of period                                   10,435            11,940
                                                                                      --------------    -------------
       Cash and cash equivalents at end of period                                    $     8,769            10,780
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

       (a)   Business
             GCI, an Alaska corporation, was incorporated in 1979. We offer the following services:
             o Long-distance telephone service between Alaska and the remaining United States and foreign countries,
             o   Cable television services throughout Alaska,
             o Facilities-based competitive local access services in Anchorage, Fairbanks, and Juneau, Alaska,
             o   Internet access services,
             o Origination and termination of traffic in Alaska for certain common carriers,
             o   Private line and private network services,
             o   Managed services to certain commercial customers,
             o Broadband services, including our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics,
             o Sales and service of dedicated communications systems and related equipment,
             o Lease and sales of capacity on our undersea fiber optic cable system used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries, and
             o Distribution of white and yellow pages directories to residential and business customers in certain markets we serve and on-line directory products.

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

                                       12                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       (c)   Earnings per Common Share
             Earnings per common share ("EPS") and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

                                                                     Three Months Ended September 30,
                                                                 2004                                 2003
                                                 ----------------------------------    ----------------------------------
                                                  Income       Shares                    Income     Shares
                                                   (Num-      (Denom-    Per-share        (Num-     (Denom-    Per-share
                                                   erator)     inator)    Amounts        erator)    inator)     Amounts
                                                 ---------- ----------- -----------    ---------- ----------- -----------
              Net income                         $ 9,295                               $ 4,529
                                                 ----------                            ----------
              Less preferred stock dividends:
                  Series B                           230                                   361
                  Series C                           151                                   151
                                                 ----------                            ----------
                                                     381                                   512
                                                 ----------                            ----------
              Basic EPS:
              Net income                           8,914       58,031    $  0.15         4,017      55,707     $  0.07
              Effect of Dilutive Securities:
              Unexercised stock options              ---        1,000        ---           ---       1,163         ---
              Series B redeemable preferred
              stock                                  230        1,677        ---           ---         ---         ---
                                                 ---------- ----------- -----------    ---------- ----------- -----------
              Diluted EPS:
              Net income                         $ 9,144       60,708    $  0.15       $ 4,017      56,870     $  0.07
                                                 ========== =========== ===========    ========== =========== ===========

                                       13                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                 2004                                 2003
                                                 ----------------------------------    ----------------------------------
                                                  Income       Shares                    Income     Shares
                                                   (Num-      (Denom-    Per-share        (Num-     (Denom-    Per-share
                                                  erator)      inator)    Amounts        erator)    inator)     Amounts
                                                 ---------- ----------- -----------    ---------- ----------- -----------
              Net income before cumulative
               effect of a change in accounting
               principle, net of deferred tax
               benefit of $367 in 2003           $ 18,945                              $ 12,434
                                                 -----------                           -----------
              Less preferred stock dividends:
                  Series B                            778                                 1,083
                  Series C                            450                                   450
                                                 -----------                           -----------
                                                    1,228                                 1,533
                                                 -----------                           -----------
              Basic EPS:
              Net income before cumulative
               effect of a change in accounting
               principle, net of deferred tax
               benefit of $367 in 2003,
               available to common stockholders    17,717      57,027    $  0.31         10,901     55,563     $  0.20
              Effect of Dilutive Securities:
              Unexercised stock options               ---       1,135        ---            ---        531         ---
                                                 ----------- ----------- ----------    ----------- ---------- -----------
              Diluted EPS:
              Net income before cumulative
               effect of a change in accounting
               principle, net of deferred tax
               benefit of $367 in 2003,
               available to common stockholders  $ 17,717      58,162    $  0.30       $ 10,901     56,094     $  0.19
                                                 =========== =========== ==========    =========== ========== ===========

                                       14                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Common equivalent shares outstanding which are anti-dilutive for purposes of calculating EPS for the three and nine months ended September 30, 2004 and 2003 are not included in the diluted EPS calculations and consist of the following (shares, in thousands):

                                                                         Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                         2004         2003            2004        2003
                                                                     ------------ ------------    ------------ ----------
              Series B redeemable preferred stock                         ---         3,062           1,677       3,062
              Series C redeemable preferred stock                         833           833             833         833
                                                                     ------------ ------------    ------------ ----------
                Anti-dilutive common equivalent shares outstanding        833         3,895           2,510       3,895
                                                                     ============ ============    ============ ==========

             Weighted average shares associated with outstanding stock options for the three and nine months ended September 30, 2004 and 2003 which have been excluded from the diluted EPS calculations because the options' exercise price was greater than the average market price of the common shares consist of the following (shares, in thousands):

                                                                         Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                          2004       2003            2004         2003
                                                                      ----------- ------------    ----------- -----------
              Weighted average shares associated with outstanding
                  stock options                                            736        155             292        2,045
                                                                      =========== ============    =========== ===========

       (d)   Common Stock
             Following are the changes in common stock for the nine months ended September 30, 2004 and 2003 (shares, in thousands):

                                                                          Class A          Class B
                                                                       -------------    ------------
                    Balances at December 31, 2002                          51,795           3,875
                    Class B shares converted to Class A                         4              (4)
                    Shares issued under stock option plan                     216             ---
                    Shares issued per G.C. Cablevision, Inc.
                      acquisition agreement                                   223             ---
                                                                       -------------    ------------
                        Balances at September 30, 2003                     52,238           3,871
                                                                       =============    ============

                    Balances at December 31, 2003                          52,589           3,868
                    Class B shares converted to Class A                         2              (2)
                    Shares issued under stock option plan                     388             ---
                    Conversion of Series B preferred stock to Class A
                      common stock                                          1,160             ---
                                                                       -------------    ------------
                         Balances at September 30, 2004                    54,139           3,866
                                                                       =============    ============

                                       15                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

        (e)  Redeemable Preferred Stocks
             Redeemable preferred stocks consist of the following (amounts in thousands):

                                                                September 30,         December 31,
                                                                    2004                  2003
                                                              ----------------     -----------------
                    Series B                                 $      9,244                15,664
                    Series C                                       10,000                10,000
                                                              ----------------     -----------------
                                                             $     19,244                25,664
                                                              ================     =================

             We have 1,000,000 shares of preferred stock authorized with the following shares issued (in thousands):

                                                                     Series B         Series C
                                                                  -------------     ------------
                    Shares at December 31, 2002 and
                      September 30, 2003                                17               10
                                                                  =============     ============

                    Shares at December 31, 2003                         16               10
                    Shares converted to GCI Class A common stock        (7)             ---
                                                                  -------------     ------------
                    Shares at September 30, 2004                         9               10
                                                                  =============     ============

             As of September 30, 2004, the combined aggregate amount of preferred stock mandatory redemption requirements, including dividends, follow (amounts in thousands):

                          Years Ending
                          September 30:
                         ---------------
                             2005          $  10,150
                             2006                ---
                             2007                ---
                             2008                ---
                             2009                ---
                                            ---------
                                           $  10,150
                                            =========

             Series B
             The redemption amount of our Series B preferred stock at September 30, 2004 and December 31, 2003 was $9,653,000 and $15,887,000,
             respectively. The difference between the carrying and redemption amounts is due to accrued dividends that are included in Accrued Liabilities.

             Series C
             The redemption amount of our convertible redeemable accreting Series C preferred stock on September 30, 2004 and December 31, 2003 was $10,000,000.

                                       16                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       (f)   Asset Retirement Obligations
             Upon adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," we recorded the cumulative effect of accretion and depreciation expense as a cumulative effect of a change in accounting principle of approximately $544,000, net of income tax benefit of $367,000, during the nine months ended September 30, 2003.

             Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at September 30, 2004 and 2003 (amounts in thousands):

                    Balance at December 31, 2002                     $   ---
                    Liability recognized upon adoption
                      of SFAS No. 143                                  1,565
                    Accretion expense for the nine months ended
                      September 30, 2003                                  96
                                                                      --------
                         Balance at September 30, 2003               $ 1,661
                                                                      ========

                    Balance at December 31, 2003                     $ 2,005
                    Accretion expense for the nine months ended
                      September 30, 2004                                 134
                    Liability settled                                     (6)
                    Other                                                (43)
                                                                      --------
                         Balance at September 30, 2004               $ 2,090
                                                                      ========

        (g)  Stock Option Plan
             At September 30, 2004, we had one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We use the intrinsic-value method and compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure as required by SFAS No. 148.

                                       17                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Stock-based employee compensation cost is reflected over the options' vesting period of generally five years and compensation cost for options granted prior to January 1, 1996 is not considered. The following table illustrates the effect on net income and EPS for the three and nine months ended September 30, 2004 and 2003, if we had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share amounts):

                                                           Three Months Ended            Nine Months Ended
                                                              September 30,                September 30,
                                                           2004           2003           2004          2003
                                                        -----------    ----------    -----------    ----------
                Net income, as reported                $  9,295          4,529          18,945        11,890
                Total stock-based employee
                 compensation expense included in
                 reported net income, net of related
                 tax effects                                 53             66             129           225
                Total stock-based employee
                 compensation expense under the
                 fair-value based method for all
                 awards, net of related tax effects        (594)          (653)         (1,682)       (1,641)
                                                        -----------    ----------    -----------    ----------
                   Pro forma net income                $  8,754          3,942          17,392        10,474
                                                        ===========    ==========    ===========    ==========

                Basic net income per common share
                  after cumulative effect of a
                  change in accounting principle, as
                  reported                             $   0.15           0.07            0.31          0.19
                                                        ===========    ==========    ===========    ==========

                Diluted net income per common share
                  after cumulative effect of a
                  change in accounting principle, as
                  reported                             $   0.15           0.07            0.30          0.18
                                                        ===========    ==========    ===========    ==========

                Basic and diluted net income per
                  common share after cumulative
                  effect of a change in accounting
                  principle, pro forma                 $   0.14           0.06            0.28          0.16
                                                        ===========    ==========    ===========    ==========

             The calculation of total stock-based employee compensation expense under the fair-value based method includes weighted-average assumptions of a risk-free interest rate, volatility and an expected life.

       (h)   Variable Interest Entities
             In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46 (revised December 2003), "Consolidation of Variable Interest

                                       18                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R, which was issued in January 2003, replaces FIN 46. We were required to apply FIN 46R to variable interests in Variable Interest Entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. At December 31, 2003, we did not have VIEs. Adoption of this statement on January 1, 2004 did not have a material effect on our results of operations, financial position and cash flows.

       (i)   Use of the Residual Method to Value Acquired Assets Other than
             Goodwill
             On September 29, 2004, the SEC issued SEC Staff Announcement Topic "Use of the Residual Method to Value Acquired Assets Other than Goodwill," ("SEC Staff Announcement") requiring us to apply no later than January 1, 2005 a direct value method to determine the fair value of our intangible assets with indefinite lives other than goodwill for purposes of impairment testing. We must also recognize previously unrecognized intangible assets, if any, in the determination of fair value for impairment testing purposes. Our cable certificate assets are our only indefinite-lived assets other than goodwill as of September 30, 2004. Our cable certificate assets were originally valued and recorded using the residual method. Impairment testing of our cable certificate assets in future periods under SFAS No. 142 must use a direct value method pursuant to the SEC Staff Announcement, which may result in a material, non-cash write-down of our cable certificate assets and could have a material adverse impact on our results of operations. An impairment of our cable certificate assets, if any, recognized upon the initial application of the direct value method will be reported as a cumulative effect of a change in accounting principle.

        (j)  Reclassifications
             Reclassifications have been made to the 2003 financial statements to make them comparable with the 2004 presentation.

                                       19                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

(2) Consolidated Statements of Cash Flows Supplemental Disclosures Changes in operating assets and liabilities consist of (amounts in thousands):

             Nine month periods ended September 30,                            2004           2003
                                                                           ------------   ------------
              Increase in accounts receivable                             $   (5,365)        (9,315)
              Increase in inventories                                         (1,042)          (137)
              (Increase) decrease in prepaid and other current assets          5,416         (2,434)
              Decrease in accounts payable                                    (6,783)        (2,802)
              Increase (decrease) in deferred revenues                        (7,431)         2,211
              Increase (decrease) in accrued payroll and payroll
                 related obligations                                          (3,520)         3,745
              Decrease in accrued interest                                    (5,785)        (4,977)
              Increase (decrease) in accrued liabilities                        (252)           136
              Decrease in subscriber deposits                                   (180)          (198)
              Decrease in components of other long-term liabilities
                                                                                (325)          (219)
                                                                           ------------   ------------
                                                                          $  (25,267)       (13,990)
                                                                           ============   ============

       We paid interest, including capitalized interest, totaling approximately $27.1 million and $32.2 million during the nine months ended September 30, 2004 and 2003, respectively. We capitalized interest of approximately $1.1 million and $0 during the nine months ended September 30, 2004 and 2003, respectively. Capitalized interest is recorded as an addition to Property and Equipment.

       In January and August 2004, 3,108 and 3,328 shares of our Series B preferred stock, respectively, were converted to 560,000 and 599,640 shares of our Class A common stock, respectively, at the stated conversion price of $5.55 per share.

       We paid income taxes totaling $90,000 during the nine months ended September 30, 2004. We paid no income taxes during the nine months ended September 30, 2003.

(3)    Intangible Assets
       Cable certificates are allocated to our cable services segment. Goodwill of approximately $41.0 million is allocated to the cable services segment and approximately $1.0 million is allocated to the long-distance services segment.

       Amortization expense for amortizable intangible assets was as follows:

                                                   Three Months Ended            Nine Months Ended
                                                     September 30,                 September 30,
                                                   2004          2003            2004         2003
                                               -------------- -----------    ------------- -----------
             Amortization expense             $     224           195             575          527
                                               ============== ===========    ============= ===========

                                       20                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

                 Years Ending
                 December 31,
                --------------
                   2004        $ 826
                   2005          806
                   2006          802
                   2007          740
                   2008          490

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

       After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. Uncertainties exist with respect to the potential realization and the timing of our utilization of the MCI credit. We have accounted for our use of the MCI credit as a gain contingency and, accordingly, will recognize a reduction of bad debt expense as services are provided by MCI and the credit is realized. The use of the credit is recorded as a reduction of bad debt expense. We have realized the following amounts of the MCI credit against amounts payable for services received from MCI (amounts in thousands):

                                                   Three Months Ended            Nine Months Ended
                                                     September 30,                 September 30,
                                                   2004          2003            2004         2003
                                               -------------- -----------    ------------- -----------
             MCI credit realized              $   1,090           647           3,386          647
                                               ============== ===========    ============= ===========

       The remaining unused MCI credit totaled $4.5 million and $7.9 million at September 30, 2004 and December 31, 2003, respectively. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is realized.

                                       21                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

 (5)   Long-term Debt
       Draws on New Senior Credit Facility
       In 2004 we drew the following amounts under the revolving credit portion of our new Senior Credit Facility (amounts in millions):

             January 2004     $ 10
             May 2004            5
             August 2004         5
                               -----
                              $ 20
                               =====

       We re-paid the $10 million draw in February 2004 from proceeds of our new Senior Notes offering discussed below.

       Senior Notes Refinancing
       In February 2004 GCI's wholly owned subsidiary GCI, Inc. sold $250 million in aggregate principal amount of senior debt securities due in 2014 ("new Senior Notes"). The new Senior Notes are an unsecured senior obligation. We pay interest of 7.25% on the new Senior Notes. The new Senior Notes were sold at a discount of $4.3 million. The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount of $4.1 million at September 30, 2004, which is being amortized to Interest Expense over the life of the new Senior Notes.

       The net proceeds of the offering were primarily used to repay our existing $180.0 million 9.75% Senior Notes ("old Senior Notes") and to repay approximately $43.8 million of the term portion and $10.0 million of the revolving portion of our new Senior Credit Facility. A semi-annual interest payment of approximately $9.1 million was paid on August 15, 2004. The next semi-annual interest payment will be due on February 15, 2005. In connection with the issuance, we paid fees and other expenses of approximately $6.4 million which are being amortized over the life of the new Senior Notes.

       The new Senior Notes sold in February 2004 were offered only to qualified institutional buyers pursuant to exemptions from registration under the Securities Act. On July 7, 2004, GCI, Inc. commenced an offer to exchange the privately issued new Senior Notes for a like amount of new Senior Notes that have been registered under the Securities Act and have otherwise identical terms to the privately issued new Senior Notes (except for provisions relating to GCI, Inc.'s obligations to consummate the exchange offer). The exchange offer closing occurred on August 11, 2004, at which time all $250.0 million in aggregate principal amount of the privately issued new Senior Notes were tendered and exchanged for the new Senior Notes that have been registered under the Securities Act.

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

       The new Senior Notes restrict GCI, Inc. and certain of its subsidiaries from incurring debt in most circumstances unless the result of incurring debt does not cause our leverage ratio to exceed 6.0 to one. The new Senior Notes do not allow debt under the new Senior Credit Facility to exceed the greater of (and reduced by certain stated items):

         o    $250 million, reduced by the amount of any prepayments, or
         o 3.0 times earnings before interest, taxes, depreciation, and amortization for the last four full fiscal quarters of GCI, Inc. and certain of its subsidiaries.

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

                                       23                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       The total redemption cost was $186.1 million. The premium to redeem our old Senior Notes was $6.1 million (excluding interest cost of $1.3 million) and was recognized as a loss on early extinguishment of debt, a component of Other Income (Expense), during the nine months ended September 30, 2004.

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

       New Senior Credit Facility Amendment
       On May 21, 2004 we amended our $220.0 million new Senior Credit Facility. The amendment reduced the interest rate on the $170.0 million term portion of the credit facility from LIBOR plus 3.25% to LIBOR plus 2.25%. The amendment reduced the interest rate on the $50.0 million revolving portion of the credit facility from LIBOR plus 3.25% to LIBOR plus a margin dependent upon our Total Leverage Ratio (as defined) as follows:

              Total Leverage Ratio
                  (as defined)            LIBOR Plus:
             ----------------------    -------------------
             >3.75                           2.50%
             -
             >3.25 but <3.75                 2.25%
             -
             >2.75 but <3.25                 2.00%
             -
             < 2.75                          1.75%

       The commitment fee we are required to pay on the unused portion of the commitment was amended as follows:

              Total Leverage Ratio
                  (as defined)           Commitment Fee
             ---------------------     ------------------
             >3.75                          0.625%
             -
             >2.75 but <3.75                0.500%
             -
             < 2.75                         0.375%

       Under certain circumstances the amendment allows for an increase in the term and revolving commitments not to exceed an aggregate commitment increase of $50.0 million. Any additional term and revolving credit facility commitments are payable in full on October 31, 2007.

       In connection with the May 21, 2004 amended Senior Credit Facility, we paid bank fees and other expenses of approximately $103,000 and $253,000 during the three and nine months ended September 30, 2004, respectively.

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

         Cable services. We provide cable television services to residential, commercial and government users in the State of Alaska. Our cable systems serve 35 communities and areas in Alaska, including the state's four largest urban areas, Anchorage, Fairbanks, the Matanuska-Susitna Valley, and Juneau. We offer digital cable television services in Anchorage, the Matanuska-Susitna Valley, Fairbanks, Juneau, Ketchikan, Kenai, Soldotna, Kodiak, Seward, Cordova, Valdez, and Nome and retail cable modem service (through our Internet services segment) in all of our locations in Alaska except Kotzebue.

         Local access services. We offer facilities based competitive local exchange services in Anchorage, Fairbanks and Juneau and plan to provide similar competitive local exchange services in other locations pending regulatory approval and subject to availability of capital. Revenue, costs of sales and service and operating expenses for our new phone directories are included in the local access services segment.

         Internet services. We offer wholesale and retail Internet services to both consumer and commercial customers. We offer cable modem service as further described in Cable services above. Our undersea fiber optic cable systems allow us to offer enhanced services with high-bandwidth requirements.

       Included in the "All Other" category in the tables that follow are our managed services, product sales and cellular telephone services. None of these business units has ever met the quantitative thresholds for determining reportable segments. Also included in the All Other category are corporate related expenses including information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses.

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

                                       25                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters.

       Summarized financial information for our reportable segments for the nine months ended September 30, 2004 and 2003 follows (amounts in thousands):

                                                       Reportable Segments
                                     ---------------------------------------------------------
                                       Long-                Local                  Total
                                       Distance     Cable   Access  Internet     Reportable      All
                                       Services   Services Services Services      Segments      Other      Total
                                     -------------------------------------------------------------------------------
            2004
            ----
       Revenues:
         Intersegment               $   10,490      1,866    7,053    2,460        21,869          558     22,427
         External                      159,111     75,243   34,558   19,592       288,504       30,820    319,324
                                     -------------------------------------------------------------------------------
            Total revenues          $  169,601     77,109   41,611   22,052       310,373       31,378    341,751
                                     ===============================================================================
       Earnings (loss) from
         operations before
         depreciation,
         amortization, accretion,
         net interest expense and
         income taxes               $   91,010     33,190     (231)   6,409       130,378      (23,597)   106,781
                                     ===============================================================================
       Operating income (loss)      $   71,368     19,118   (3,158)   3,669        90,997      (30,975)    60,022
                                     ===============================================================================

            2003
            ----
       Revenues:
         Intersegment               $   10,139      1,900    7,277    1,792        21,108          558     21,666
         External                      153,248     71,009   27,211   14,302       265,770       21,273    287,043
                                     -------------------------------------------------------------------------------
            Total revenues          $  163,387     72,909   34,488   16,094       286,878       21,831    308,709
                                     ===============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, accretion,
         net interest expense and
         income taxes               $   85,212     31,253   (3,182)   3,667       116,950      (26,577)    90,373
                                     ===============================================================================

       Operating income (loss)      $   70,629     17,812   (5,794)   1,138        83,785      (32,780)    51,005
                                     ===============================================================================

                                       26                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

         Nine months ended September 30,                                          2004            2003
                                                                            --------------- ---------------
         Reportable segment revenues                                       $    310,373         286,878
         Plus All Other revenues                                                 31,378          21,831
         Less intersegment revenues eliminated in consolidation                  22,427          21,666
                                                                            --------------- ---------------
              Consolidated revenues                                        $    319,324         287,043
                                                                            =============== ===============

       A reconciliation of reportable segment earnings from operations before depreciation, amortization and accretion expense, net other expense and income taxes to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

         Nine months ended September 30,                                          2004            2003
                                                                            -------------- ----------------
         Reportable segment earnings from operations before
           depreciation, amortization and accretion expense, net other
           expense and income taxes                                        $    130,378         116,950
         Less All Other loss from operations before depreciation,
           amortization and accretion expense, net other expense and
           income taxes                                                          23,597          26,577
                                                                            -------------- ----------------
              Consolidated earnings from operations before
                depreciation, amortization and accretion expense, net
                other expense and income taxes                                  106,781          90,373
         Less depreciation, amortization and accretion expense                   46,759          39,368
                                                                            -------------- ----------------
              Consolidated operating income                                      60,022          51,005
         Less other expense, net                                                 29,552          28,973
                                                                            -------------- ----------------
              Consolidated net income before income taxes and
                cumulative effect of a change in accounting principle      $     30,470          22,032
                                                                            ============== ================

                                       27                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A reconciliation of reportable segment operating income to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

         Nine months ended September 30,                                          2004            2003
                                                                            --------------- ---------------
         Reportable segment operating income                               $     90,997          83,785
         Less All Other operating loss                                           30,975          32,780
                                                                            --------------- ---------------
              Consolidated operating income                                      60,022          51,005
         Less other expense, net                                                 29,552          28,973
                                                                            --------------- ---------------
              Consolidated net income before income taxes and cumulative
                effect of a change in accounting principle                 $     30,470          22,032
                                                                            =============== ===============

(7)    Commitments and Contingencies

       Litigation and Disputes
       We are routinely involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen in the normal course of business. While the ultimate results of these items cannot be predicted with certainty we do not expect at this time the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.

       Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others Certain customers have guaranteed levels of service. In the event we are unable to provide the minimum service levels we may incur penalties or issue credits to customers.

       Fiber Optic Cable System Construction Commitment
       In June 2003 we began work on the construction of a fiber optic cable system connecting Seward, Alaska and Warrenton, Oregon, with leased backhaul facilities to connect it to our switching and distribution centers in Anchorage, Alaska and Seattle, Washington ("AULP West"). A consortium of companies was selected to design, engineer, manufacture, and install the undersea fiber optic cable system and a contract was signed at a total cost to us of $35.2 million. In July 2004 we made our final payment on the contract.

       From inception through September 30, 2004 our capital expenditures for this project have totaled approximately $50.1 million, most of which was funded through our operating cash flows. We placed AULP West into service in June 2004.

       Fiber Optic Cable System Repair
       Our undersea fiber optic cable system connecting Whittier, Valdez and Juneau, Alaska and Seattle, Washington ("AULP East") experienced powering irregularities during the first quarter of 2004. We completed the repair of AULP East in July 2004 and recorded an estimate of the total repair costs of approximately $400,000.

                                       28                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Internal Revenue Service Examination
       Our United States income tax return for 2000 was selected for examination by the Internal Revenue Service during 2003. The examination was completed in July 2004 and did not have a material adverse effect on our financial position, results of operations, or our liquidity.

       Our United States income tax return for 2001 was selected for examination by the Internal Revenue Service during 2004. The examination began during the second quarter of 2004. We believe this examination will not have a material adverse effect on our financial position, results of operations, or our liquidity.

       Anchorage UNEs Arbitration
       In June 2004 the RCA issued an order in our arbitration to revise the rates, terms, and conditions that govern our access to UNEs in Anchorage. The RCA's ruling set rates for numerous elements of Alaska Communications Systems Group, Inc.'s ("ACS") network, the most significant being the lease rate for local lines. The order increases the lease rate from $14.92 to $18.64 per line per month. We estimate the ruling will increase our local access services segment Cost of Goods Sold (exclusive of depreciation, amortization and accretion shown separately) by as much as approximately $1.7 million and $4.1 million during the years ended December 31, 2004 and 2005, respectively. We have filed a petition for reconsideration with the RCA. We cannot predict at this time the outcome of the petition for reconsideration.

       We and ACS have jointly filed an Anchorage Interconnection Agreement and are awaiting approval from the RCA. The agreement, if approved, will have a five-year term.

       Rural Exemption
       ACS, through subsidiary companies, provides local services in Fairbanks and Juneau, Alaska. These ACS subsidiaries are classified as Rural Telephone Companies under the 1996 Telecom Act, which entitles them to an exemption of certain material interconnection terms of the 1996 Telecom Act, until and unless such "rural exemption" is examined and discontinued by the RCA. An April 2004 proceeding to decide the matter of rural exemption was canceled upon our and ACS' joint settlement. The settlement agreement includes the following terms, among others:

           o ACS relinquishes all claims to exemptions from full local telephone competition in Fairbanks and Juneau,
           o New rates for unbundled loops in Fairbanks and Juneau will begin January 1, 2005. We estimate the agreed upon rates will increase our local services segment cost of sales and service approximately $600,000 to $700,000 during the year ended December 31, 2005,
           o Extension of existing interconnection agreements between ACS and us for Fairbanks and Juneau until January 1, 2008, and
           o Resolution of UNE leasing issues for the Fairbanks and Juneau markets.

                                       29                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Galaxy XR
       On August 3, 2004 Galaxy XR, our primary satellite used to provide voice, data and Internet services to our rural Alaska customers, experienced a failure of its secondary xenon ion propulsion system ("XIPS") that maintains the satellite's proper orbital position. The primary XIPS had previously failed in February 2004. The satellite is now using its backup bi-propellant thrusters, which are a space flight proven technology, to maintain its orbital position. The failure of the primary and secondary XIPS had no impact on service to our customers. PanAmSat Corporation ("PanAmSat"), the owner and operator of Galaxy XR, believes there is sufficient bi-propellant fuel on board the spacecraft to continue normal operations until the first or second quarter of 2008. The term of our Galaxy XR transponder purchase agreement extends through March 2012. PanAmSat intends to replace the satellite prior to its estimated end-of-life. We purchased a warranty as part of the original agreement to cover a potential loss of this nature. We have an agreement in place that provides backup transponder capacity on Galaxy XIII in the event of a catastrophic failure of Galaxy XR. We do not believe failure of the primary and secondary XIPS systems will have a material adverse effect on our financial position, results of operations, or our liquidity.

       Universal Service Administrative Company Account Receivable
       The FCC directed the Universal Service Administrative Company ("USAC"), the administrator of the Schools and Libraries and Rural Health Care Universal Service Support Mechanisms, to change their accounting methodology by October 1, 2004 to the same methodology that the Federal Government uses. Among other things, USAC was informed that this required them to change the rules that they use to account for various financial transactions, including Funding Commitment Decision Letters ("FCDLs") in those programs.

       In the past, USAC allocated funds for accounting purposes to pay for services in those programs at the time an invoice submitted by a service provider was approved for payment. Under the new accounting rules, however, it has been determined that issuance of the FCDL is the point at which an "obligation" occurs for Federal Government accounting purposes. Another significant change requires USAC to have cash or federal securities on hand at least equal to the value of all its outstanding FCDLs. Until this decision, USAC was only required to have money on hand when the vendor sent an invoice to USAC for payment.

       USAC suspended issuance of FCDLs in early August, 2004, but indicated that it has sufficient funds on hand to cover all FCDLs it had previously issued. USAC also indicated that new funding commitments could not be issued until additional unobligated funds are made available. On November 3, 2004, USAC announced that it had determined the amount of unobligated cash available and issuance of FCDLs had resumed up to that amount. In the future FCDLs will be issued as further cash is available through Universal Service Fund receipts.

       At September 30, 2004 we had approximately $5.4 million in outstanding funding requests for which FCDLs had been suspended by USAC. We believe that Universal Service funds will become available to USAC to cover these FCDLs. If we conclude that we will not be able to collect part or all of the outstanding balance from USAC, the provision of an allowance for doubtful accounts could have a material adverse effect on our financial position, results of operations and liquidity.

                                       30                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Cable Services Property Acquisition
       On August 24, 2004 we signed an Asset Purchase and Sale Agreement to acquire the assets of Barrow Cable TV, Inc. We are awaiting the RCA's approval of the acquisition. We expect to finalize the acquisition with a cash payment of approximately $1.6 million during the first quarter of 2005.

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

Results of Operations

The following table sets forth selected Statement of Income data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

                                                                        Percentage                             Percentage
                                                                        Change (1)                             Change (1)
                                                Three Months Ended         2004         Nine Months Ended         2004
                                                  September 30,             vs.           September 30,            vs.
(Unaudited)                                     2004         2003          2003          2004        2003         2003
                                                ----         ----          ----          ----        ----         ----
Statement of Income Data:
  Revenues:
    Long-distance services segment              51.2%        54.1%          2.6%         49.8%       53.4%         3.8%
    Cable services segment                      23.6%        24.1%          6.4%         23.6%       24.7%         6.0%
    Local access services segment               10.8%         9.7%         21.0%         10.8%        9.5%        27.0%
    Internet services segment                    6.3%         5.0%         35.5%          6.1%        5.0%        37.0%
    All other                                    8.1%         7.1%         23.9%          9.7%        7.4%        44.9%
                                           --------------------------------------------------------------------------------
      Total revenues                           100.0%       100.0%          8.4%        100.0%      100.0%        11.2%
  Selling, general and administrative
    expenses                                    35.0%        35.9%          5.8%         34.1%       35.7%         6.1%
  Bad debt expense (recovery)                   (0.3%)        0.5%       (152.7%)        (0.4%)       0.7%       160.3%
  Depreciation, amortization and accretion
    expense                                     14.3%        13.3%         17.1%         14.6%       13.7%        18.8%
  Operating income                              20.1%        17.9%         21.7%         18.8%       17.8%        17.7%

  Net income before income taxes and
    cumulative effect of a change in
    accounting principle in 2003                13.5%         8.4%         73.5%          9.5%        7.7%        38.3%

  Net income before cumulative effect of a
    change in accounting principle in 2003       8.7%         4.6%        105.2%          5.9%        4.3%        52.4%
  Net income                                     8.7%         4.6%        105.2%          5.9%        4.1%        59.3%

                                                                        Percentage                             Percentage
                                                                        Change (1)                             Change (1)
                                                Three Months Ended         2004         Nine Months Ended         2004
                                                  September 30,             vs.           September 30,            vs.
(Unaudited)                                     2004         2003          2003          2004        2003         2003
                                                ----         ----          ----          ----        ----         ----
Other Operating Data:
Long-distance services segment
   operating income (2)                         50.1%        45.7%         12.4%         44.9%       46.1%         1.0%
Cable services segment operating income (3)     23.6%        22.5%         11.5%         25.4%       25.1%         7.3%
Local access services segment operating
   loss (4)                                    (15.9%)      (17.9%)        (7.6%)        (9.1%)     (21.3%)       45.5%
Internet services segment operating
   income (5)                                   22.1%         9.4%        219.3%         18.7%        8.0%       222.4%

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

Three Months Ended September 30, 2004 ("2004") Compared To Three Months Ended September 30, 2003 ("2003")

Overview of Revenues and Cost of Goods Sold
Total revenues increased 8.4% from $98.3 million in 2003 to $106.6 million in 2004. All of our segments and All Other Services contributed to the increase in total revenues. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 3.2% from $31.9 million in 2003 to $32.9 million in 2004. Our cable services, local access services and Internet services segments and All Other Services contributed to the increase in total Cost of Goods Sold, partially off-set by a decrease in long-distance services Cost of Goods Sold. See the discussion below for more information by segment.

Long-Distance Services Segment Overview
Long-distance services segment revenue in 2004 represented 51.2% of consolidated revenues. Our provision of interstate and intrastate long-distance services, private line and leased dedicated capacity services, and broadband services accounted for 91.1% of our total long-distance services segment revenues during 2004.

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

The initial term of our contract to provide interstate and intrastate long-distance services to Sprint ends in March 2007 with two one-year automatic extensions to March 2009. In June 2004 we amended the original agreement resulting in new annual rate reductions beginning July 2004. Contractual rate reductions will continue to occur annually through the end of the initial term of the contract.

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

After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. We have accounted for our use of the MCI credit as a gain contingency, and, accordingly, are recognizing a reduction of bad debt expense as services are provided by MCI and the credit is realized. During 2004 and 2003 we realized approximately $1.1 million and $647,000, respectively, of the MCI credit against amounts payable for services received from MCI.

The remaining unused MCI credit totaled $4.5 million and $7.9 million at September 30, 2004 and December 31, 2003, respectively. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is realized.

Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to MCI and Sprint by their customers. Pricing pressures, new program offerings, business failures, and market and business consolidations continue to evolve in the markets served by MCI and Sprint. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures. Additionally, a protracted economic malaise in the 48 contiguous states south of or below Alaska ("Lower 48 States") or a disruption in the economy resulting from terrorist attacks and other attacks or acts of war could affect our carrier customers. We are unable to predict the effect on us of such changes, however given the materiality of other common carrier revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

Long-distance Services Segment Revenues
Total long-distance services segment revenues increased 2.6% to $54.6 million in 2004. The components of long-distance services segment revenues are as follows (amounts in thousands):

                                                                        2004              2003        Percentage Change
                                                                   --------------    -------------    -----------------
   Common carrier message telephone services                      $    21,046            24,643           (14.6%)
   Residential, commercial and governmental message telephone
     services                                                          10,149            10,133             0.2%
   Private line and private network services                           10,973             9,167            19.7%
   Broadband services                                                   7,542             6,364            18.5%
   Lease of fiber optic cable system capacity                           4,840             2,884            67.8%
                                                                   --------------    -------------    -----------------
   Total long-distance services segment revenue                   $    54,550            53,191             2.6%
                                                                   ==============    =============    =================

Common Carrier Message Telephone Services Revenue
The 2004 decrease in message telephone service revenues from other common carriers (principally MCI and Sprint) resulted from the following:

     o A 8.7% decrease in the average rate per minute on minutes carried for other common carriers primarily due to the decreased average rate per minute as agreed to in the June 2004 amendment of our contract to provide interstate and intrastate long-distance services to Sprint, and
     o   A 4.2% decrease in wholesale minutes carried to 233.5 million minutes.

Residential, Commercial, and Governmental Message Telephone Services Revenue Selected key performance indicators for our offering of message telephone service to residential, commercial, and governmental customers follow:

                                                      2004                 2003            Percentage Change
                                               ------------------    ------------------    -----------------
   Retail minutes carried                         77.3 million          70.8 million              9.2%
   Average rate per minute (1)                       $0.133                $0.140                (5.0%)
   Number of active residential,
     commercial and governmental
     customers (2)                                   90,300                86,200                 4.8%

   ------------------------------------
   1 Residential, commercial, and governmental message telephone services revenues excluding plan fees associated with the carriage of data services divided by the retail minutes carried.
   2 All current subscribers who have had calling activity during September 2004 and 2003, respectively.

The decrease in message telephone service revenues from residential, commercial, and governmental customers in 2004 is primarily due to a decrease in the average rate per minute. Our average rate per minute decrease is primarily due to our promotion of and customers' enrollment in calling plans offering a certain number of minutes for a flat monthly fee.

The decrease in message telephone service revenues from residential, commercial, and governmental customers in 2004 is partially off-set by the following:

     o Increased minutes carried for these customers primarily due to our contract to provide services to the State of Alaska starting in the first quarter of 2004, and
     o An increase in the number of active residential, commercial, and governmental customers billed primarily due to our promotion of and our customers' enrollment in a new bundled offering to our residential customers starting in the first quarter of 2004, partially off-set by the effect of customers substituting cellular phone, prepaid calling card, and email usage for direct dial minutes.

Broadband Services Revenue
The increase in revenues from our packaged telecommunications offerings to rural hospitals and health clinics and our SchoolAccess(TM) offering to rural school districts in 2004 is primarily due to the following:

     o An increased number of circuits leased to rural hospitals, health clinics, and rural school districts to both existing and a new customer resulting in increased revenue of $334,000, and
     o An $886,000 increase in special project revenue for services sold to the federal government.

Fiber Optic Cable System Capacity Lease Revenue
The increase in revenues from the lease of fiber optic cable system capacity is primarily due to a contract to lease capacity on the AULP East fiber optic cable system resulting in increased monthly revenue of approximately $430,000 starting in July 2004.

Long-distance Services Segment Cost of Goods Sold
Long-distance services segment Cost of Goods Sold decreased 16.9% to $12.0 million in 2004 primarily due to the following:

     o A $472,000 credit received in 2004 from a vendor due to a rate overcharge,
     o   A 4.2% decrease in wholesale minutes carried,
     o Reductions in access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.010 and $.062 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows, and
     o In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. In 2004 and 2003, we had favorable adjustments of $450,000 and $624,000, respectively.

The decrease in the long-distance services segment Cost of Goods Sold is partially off-set by a 9.2% increase in retail minutes carried.

Long-distance Services Segment Operating Income
Long-distance services segment operating income increased 12.4% to $27.3 million from 2003 to 2004 primarily due to the following:

     o The 2.6% increase in long-distance services segment revenues to $54.6 million in 2004,
     o The 16.9% decrease in long-distance services segment Cost of Goods Sold to $12.0 million in 2004, and
     o A $443,000 increase in bad debt recovery due to an increase in the realization of the MCI credit in 2004 as compared to 2003, as further discussed in the "Long Distance Service Segment Overview" above.

The increase in the long-distance services segment operating income was partially off-set by a 3.7% increase in long-distance services segment selling, general and administrative expenses to $9.8 million in 2004 as compared to 2003.

Cable Services Segment Overview
Cable services segment revenues in 2004 represented 23.6% of consolidated revenues. Our cable systems serve 35 communities and areas in Alaska, including the state's four largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley and Juneau.

We generate cable services segment revenues from four primary sources: (1) digital and analog programming services, including monthly basic and premium subscriptions, pay-per-view movies and other one-time events, such as sporting events; (2) equipment rentals and installation; (3) cable modem services (shared with our Internet services segment); and (4) advertising sales. During 2004 programming services generated 71.9% of total cable services segment revenues, cable services' allocable share of cable modem services accounted for 12.3% of such revenues, equipment rental and installation fees accounted for 9.7% of such revenues, advertising sales accounted for 5.2% of such revenues, and other services accounted for the remaining 0.9% of total cable services segment revenues.

The primary factors that contribute to year-to-year changes in cable services segment revenues include average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services and digital and analog services, the average number of cable television and cable modem subscribers during a given reporting period, revenues generated from new product offerings, and sales of cable advertising services.

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

Cable Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our cable services segment follow:

                                                             September 30,              Percentage
                                                         2004             2003            Change
                                                    -------------    -------------    ----------------
   Basic subscribers                                    134,300          135,300           (0.7%)
   Digital special interest subscribers                  42,600           34,800           22.4%
   Cable modem subscribers                               61,200           42,800           43.0%
   Homes passed                                         206,000          201,100            2.4%

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

Total cable services segment revenues increased 6.4% to $25.2 million and average gross revenue per average basic subscriber per month increased $4.78 or 8.0% in 2004.

The increase in cable services segment revenues is primarily due to the following:

     o A 14.3% increase to $3.1 million in 2004 in its share of cable modem revenue (offered through our Internet services segment) due to an increased number of cable modems deployed. Approximately 99% of our cable homes passed are able to subscribe to our cable modem service, and
     o A 67.3% increase in advertising sales revenue to $1.3 million in 2004 primarily caused by an increase in Olympic and national and local political advertising.

We now offer digital cable television service in Anchorage, the Matanuska-Susitna Valley, Fairbanks, Juneau, Ketchikan, Kenai, Soldotna, Kodiak, Seward, Cordova, Valdez, and Nome, representing approximately 94% of our total homes passed at September 30, 2004. We launched digital cable television services in the Ketchikan cable system in the third quarter of 2003, in the Kodiak cable system in the first quarter of 2004, in the Cordova and Seward cable systems in the second quarter of 2004, and in the Valdez and Nome cable systems in the third quarter of 2004. Our digital service offering varies among cable systems with the digital special interest programming tier only available in Anchorage, the Matanuska-Susitna Valley, Fairbanks, Juneau, Ketchikan, Kenai and Soldotna.

Cable services Cost of Goods Sold increased 4.4% to $6.9 million in 2004 due to programming cost increases for most of our cable programming services offerings.

Cable Services Segment Operating Income
Cable services segment operating income increased 11.5% to $5.9 million from 2003 to 2004. Increased revenues of approximately $1.5 million were partially off-set by increases in cable services segment Cost of Goods Sold of approximately $293,000, selling, general, and administrative expenses of approximately $211,000 to $7.4 million and depreciation, amortization and accretion expense of approximately $323,000 to $4.7 million.

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

At September 30, 2004, 110,400 lines were in service as compared to approximately 103,400 lines in service at September 30, 2003. We estimate that our 2004 lines in service represents a statewide market share of approximately 24%. A line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Our access line mix at September 30, 2004 follows:

     o   Residential lines represent approximately 61% of our lines,
     o   Business customers represent approximately 35% of our lines, and
     o   Internet access customers represent approximately 4% of our lines.

In April 2004 we successfully launched our Digital Local Phone Service ("DLPS") deployment utilizing our Anchorage coaxial cable facilities. This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC. To ensure the necessary equipment is available to us, we have committed to purchase a certain number of outdoor, network powered multi-media adapters. At September 30, 2004 we had approximately 4,000 DLPS lines in service.

Approximately 85% of our lines are provided on our own facilities and leased local loops. Approximately 6% of our lines are provided using the UNE platform delivery method.

In December 2003 we distributed our new phone directory and began recognizing revenue and Cost of Goods Sold in the local access services segment. We recognized one month of revenue and Cost of Goods Sold in the fourth quarter of 2003 and are recognizing the remaining eleven months of revenue and Cost of Goods Sold in 2004.

In October 2004 we completed distribution our new Fairbanks and Juneau area directories. We will recognize three months of revenue and Cost of Goods Sold in 2004 and will recognize the remaining nine months of revenue and Cost of Goods Sold in 2005.

Local Access Services Segment Revenues and Cost of Goods Sold
Local access services segment revenues increased 21.0% in 2004 to $11.5 million primarily due to the following:

     o   Growth in the average number of lines in service,
     o   $485,000 increase in support from the Universal Service Program, and
     o Revenues of $468,000 from our new phone directory distributed in December 2003.

The increase in local access services segment revenue is partially off-set by access rate decreases.

Local access services segment Cost of Goods Sold increased 31.7% to $7.8 million in 2004 primarily due to the growth in the average number of lines in service and the increased costs resulting from the RCA's Anchorage UNE arbitration settlement order in June 2004 which increased the UNE lease rate from $14.92 to $18.64 per line per month beginning on June 25, 2004.

Local Access Services Segment Operating Loss
Local access services segment operating loss increased approximately $129,000 to ($1.8) million from 2003 to 2004. The increased operating loss is primarily due to increased Cost of Goods Sold of approximately $1.9 million as previously described and increased depreciation, amortization and accretion expense of approximately $88,000 to $964,000. Partially off-setting the increased local access services segment operating loss are increased revenues of approximately $2.0 million as previously described.

The local access services segment operating results are negatively affected by the allocation of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long distance services segment, the local access services segment operating loss would have improved by approximately $1.9 million and the long distance services segment operating income would have been reduced by an equal amount in 2004. Avoided access charges totaled approximately $1.6 million in 2003. The amount of allocated access cost savings is affected by access rate decreases from 2003 to 2004.

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

Internet Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our Internet services segment follow:

                                                     September 30,               Percentage
                                                 2004              2003            Change
                                             ------------     ------------    ---------------
   Total Internet subscribers                   101,100           93,900            7.7%
   Cable modem subscribers                       61,200           42,800           43.0%
   Dial-up subscribers                           39,900           51,100          (21.9%)

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

Total Internet services segment revenues increased 35.5% to $6.7 million in 2004 primarily due to the 30.1% increase in its allocable share of cable modem revenues to $2.9 million in 2004 as compared to 2003. The increase in cable modem revenues is primarily due to growth in cable modem subscribers.

The decrease in dial-up subscribers from 2003 to 2004 is primarily due to the migration of existing dial-up subscribers to our cable modem access service.

Internet services segment Cost of Goods Sold increased 12.5% to $1.7 million in 2004 associated with increased Internet services segment revenues.

Internet Services Segment Operating Income
Internet services segment operating income increased $1.0 million to $1.5 million from 2003 to 2004. Increased revenues of approximately $1.7 million were partially off-set by increased Cost of Goods Sold of approximately $189,000, increased selling, general and administrative expenses of approximately $457,000 to $2.5 million and increased depreciation, amortization and accretion expense of approximately $50,000 to $879,000.

All Other Overview
Revenues reported in the All Other category as described in note 6 in the accompanying "Notes to Interim Condensed Consolidated Financial Statements" include our managed services, product sales, and cellular telephone services.

Revenues included in the All Other category represented 8.1% of consolidated revenues in 2004.

All Other Revenues and Cost of Goods Sold
All Other revenues increased 23.9% to $8.6 million in 2004. The increase is primarily due to the following:

     o   Special project revenue for services sold to a certain customer,
     o Revenue generated from our contract to provide services to the State of Alaska starting in the first quarter of 2004.

All Other Cost of Goods Sold increased 30.9% to $4.5 million in 2004. The increase is primarily due to costs associated with the special project revenue described above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 5.8% to $37.3 million in 2004 primarily due to a $1.2 million increase in contract labor and contract services expenses associated with our Sarbanes-Oxley Act of 2002 ("SOX") Section 404 compliance efforts and other special projects, a $1.1 million write-off of previously capitalized mobile wireless network costs upon finalization of a long-term distribution agreement, and a $1.0 million increase in labor and health insurance costs. The increases previously described are partially off-set by a $1.3 million decrease in our company-wide success sharing bonus accrual. As a percentage of total revenues, selling, general and administrative expenses decreased to 35.0% in 2004 from 35.9% in 2003, primarily due to an increase in revenues without a corresponding proportional increase in selling, general and administrative expenses.

Bad Debt Expense (Recovery)
Bad debt expense decreased 152.7% to a net recovery of ($281,000) in 2004. The 2004 decrease is primarily due to realization of approximately $1.1 million of the MCI credit through a reduction to bad debt expense in 2004, as further discussed in the "Long Distance Service Segment Overview" above.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased 17.1% to $15.3 million in 2004. The increase is primarily attributed to our $45.8 million investment in equipment and facilities placed into service during the twelve-month period ended December 31, 2003 for which a full year of depreciation will be recorded in the twelve-month period ended December 31, 2004, and the $96.5 million investment in equipment and facilities placed into service during nine-month period ended September 30, 2004 for which a partial year of depreciation will be recorded in the twelve-month period ended December 31, 2004.

Other Expense, Net
Other expense, net of other income, decreased 24.5% to $7.0 million in 2004. The decrease is primarily due to a $1.9 million decrease in interest expense in 2004 on our new Senior Credit Facility due to a decrease in the average outstanding balance owed on our new Senior Credit Facility and a decreased new Senior Credit Facility interest rate as compared to 2003.

Income Tax Expense
Income tax expense was $5.1 million in 2004 and $3.8 million in 2003. The change was due to increased net income before income taxes in 2004 as compared to 2003. Our effective income tax rate decreased from 45.3% in 2003 to 35.3% in 2004 due to the decreasing proportion of items that are nondeductible for income tax purposes and adjustment of deferred tax assets and liabilities in 2004.

At September 30, 2004, we have (1) tax net operating loss carryforwards of approximately $173.9 million that will begin expiring in 2005 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.0 million available to offset regular income taxes payable in future years. We utilized net operating loss carryforwards of approximately $8.8 million during the nine months ended September 30, 2004. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 38% to 40% in 2004.

On October 22, 2004 the American Jobs Creation Act of 2004 was signed into law. We believe this new law will not have a material effect on our results of operations, financial position and cash flows.

Nine Months Ended September 30, 2004 ("2004") Compared To Nine Months Ended September 30, 2003 ("2003")

Overview of Revenues and Cost of Goods Sold
Total revenues increased 11.2% from $287.0 million in 2003 to $319.3 million in 2004. All of our segments and All Other Services contributed to the increase in total revenues. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 13.8% from $92.2 million in 2003 to $104.9 million in 2004. All of our segments and All Other Services contributed to the increase in total Cost of Goods Sold. See the discussion below for more information by segment.

Long-Distance Services Segment Overview
Long-distance services revenue in 2004 represented 49.8% of consolidated revenues. Our provision of interstate and intrastate long-distance services, private line and leased dedicated capacity services, and broadband services accounted for 92.8% of our total long-distance services segment revenues during 2004.

Long-distance Services Segment Revenues
Total long-distance services segment revenues increased 3.8% to $159.1 million in 2004. The components of long-distance services segment revenues are as follows (amounts in thousands):

                                                                        2004              2003        Percentage Change
                                                                   --------------    -------------    -----------------
   Common carrier message telephone services                      $    62,885            68,680            (8.4%)
   Residential, commercial and governmental message telephone
     services                                                          30,406            30,526            (0.4%)
   Private line and private network services                           32,008            27,384            16.9%
   Broadband services                                                  22,382            18,380            21.8%
   Lease of fiber optic cable system capacity                          11,430             8,277            38.1%
                                                                   --------------    -------------    -----------------
   Total long-distance services segment revenue                   $   159,111           153,247             3.8%
                                                                   ==============    =============    =================

Common Carrier Message Telephone Services Revenue
The 2004 decrease in message telephone service revenues from other common carriers (principally MCI and Sprint) resulted from the following:

     o An 11.0% decrease in the average rate per minute on minutes carried for other common carriers primarily due to the decreased average rate per minute as agreed to in the June 2004 amendment of our contract to provide interstate and intrastate long-distance services to Sprint and in the July 2003 extension of our contract to provide interstate and intrastate long-distance services to MCI, and
     o A discount given to a certain other common carrier customer starting in the third quarter of 2003.

The decrease in message telephone service revenues from other common carriers in 2004 was partially off-set by a 5.7% increase in wholesale minutes carried to
675.7 million minutes.

Residential, Commercial and Governmental Message Telephone Services Revenue Selected key performance indicators for our offering of message telephone service to residential, commercial and governmental customers follow:

                                                      2004                 2003            Percentage Change
                                               ------------------    ------------------    -----------------
   Retail minutes carried                        230.3 million         215.3 million             7.0%
   Average rate per minute (1)                      $0.132                $0.139                (5.0%)
   Number of active residential,
     commercial and governmental
     customers (2)                                  90,300                86,200                 4.8%

   ------------------------------------
   1 Residential, commercial and governmental message telephone services excluding plan fees associated with the carriage of data services divided by the retail minutes carried.
   2 All current subscribers who have had calling activity during September 2004 and 2003, respectively.

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

Broadband Services Revenue
The increase in revenues from our packaged telecommunications offering to rural hospitals and health clinics and our SchoolAccess(TM) offering to rural school districts in 2004 is primarily due to the following:

     o An increased number of circuits leased to rural hospitals, health clinics, and rural school districts to both existing and a new customer resulting in increased revenue of $1.8 million, and
     o A $2.2 million increase in special project revenue for services sold to the federal government.

Long-distance Services Segment Cost of Goods Sold
Long-distance services segment Cost of Goods Sold increased 2.8% to $40.6 million in 2004 primarily due to the following:

     o   A 7.0% increase in retail minutes carried,
     o   A 5.7% increase in wholesale minutes carried, and
     o A $2.3 million refund ($1.9 million after deducting certain direct costs) in 2003 from a local exchange carrier in respect of its earnings that exceeded regulatory requirements that did not recur in 2004.

The increase in the long-distance services segment Cost of Goods Sold is partially off-set by the following:

     o A $472,000 credit received in 2004 from a vendor due to a rate overcharge,
     o In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. In 2004 and 2003, we had favorable adjustments of $450,000 and $1.4 million, respectively.
     o Reductions in access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.010 and $.062 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows.

Long-distance Services Segment Operating Income
Long-distance services segment operating income increased 1.0% to $71.4 million from 2003 to 2004 primarily due to the following:

     o The 3.8% increase in long-distance services segment revenues to $159.1 million in 2004, and
     o Realization of approximately $3.4 million of the MCI credit through a reduction to bad debt expense in 2004, as further discussed in the "Long Distance Service Overview" above. We realized approximately $647,000 of the MCI credit through a reduction to bad debt expense in 2003.

The long-distance services segment operating income increase was partially off-set by the following:

     o The 2.8% increase in long-distance services segment costs of goods sold to $40.6 million in 2004, as discussed above,
     o An 8.7% increase in long-distance services segment selling, general and administrative expenses to $29.9 million primarily due to an increase of approximately $820,000 in promotion expenses and an increase of approximately $925,000 in fiber repair expenses in 2004 and compared to 2003. The increase in fiber repair expenses is the result of the repair of AULP East in July 2004 with an estimated total repair cost of approximately $400,000 and an accrual reversal of $525,000 in 2003, and
     o A 34.7% increase in long-distance services segment depreciation, amortization and accretion expense to $19.6 million in 2004 as compared to 2003 primarily due to our investment in long-distance services segment equipment and facilities placed into service during the twelve-month period ended December 31, 2003 for which a full year of depreciation will be recorded in the twelve-month period ended December 31, 2004, and our investment in long-distance services segment equipment and facilities placed into service during the nine-month period ended September 30, 2004 for which a partial year of depreciation will be recorded in the twelve-month period ended December 31, 2004.

Cable Services Segment Overview
Cable services segment revenues in 2004 represented 23.6% of consolidated revenues. During 2004 programming services generated 72.9% of total cable services segment revenues, cable services' allocable share of cable modem services accounted for 12.8% of such revenues, equipment rental and installation fees accounted for 9.5% of such revenues, advertising sales accounted for 3.9% of such revenues, and other services accounted for the remaining 0.9% of total cable services revenues.

Cable Services Segment Revenues and Cost of Goods Sold
Total cable services segment revenues increased 6.0% to $75.2 million and average gross revenue per average basic subscriber per month increased $7.11 or 11.9% in 2004.

The increase in cable services segment revenues is primarily due to the following:

     o A 86.9% increase in digital set-top box rental revenue to $5.8 million in 2004 primarily caused by the increased use of digital distribution technology, and
     o A 21.6% increase in its share of cable modem revenue (offered through our Internet services segment) to $9.6 million in 2004 due to an increased number of cable modems deployed. Approximately 99% of our cable homes passed are able to subscribe to our cable modem service.

Cable services segment Cost of Goods Sold increased 4.5% to $20.3 million in 2004 due to programming cost increases for most of our cable programming service offerings. The increase in Cable services segment Cost of Goods Sold is partially off-set by a refund received in 2004 from a supplier retroactive to August 2003 and an arrangement with a supplier in which we received a rebate in 2004 upon us meeting a specified goal.

Cable Services Segment Operating Income
Cable services segment operating income increased $1.3 million to $19.1 million from 2003 to 2004 primarily due to the 6.0% increase in cable services segment revenues to $75.2 million in 2004, partially off-set by the following:

     o The 4.5% increase in cable services segment Costs of Goods Sold to $20.3 million in 2004, as described above,
     o A $1.3 million increase in cable services segment selling, general and administrative expenses to $21.1 million primarily due to a $1.9 million increase in labor and employee benefits costs, and
     o A 4.7% increase in cable services segment depreciation, amortization and accretion expense to $14.1 million in 2004 as compared to 2003 primarily due to our investment in cable services segment equipment and facilities placed into service during the twelve-month period ended December 31, 2003 for which a full year of depreciation will be recorded in the twelve-month period ended December 31, 2004, and our investment in cable services segment equipment and facilities placed into service during the nine-month period ended September 30, 2004 for which a partial year of depreciation will be recorded in the twelve-month period ended December 31, 2004.

Multiple System Operator ("MSO") Operating Statistics
Our operating statistics include capital expenditures and customer information from our cable services segment and the components of our local access services and Internet services segments which offer services utilizing our cable services' facilities.

Our capital expenditures by standard reporting category for the nine month periods ending September 30, 2004 and 2003 follows (amounts in thousands):

                                                    2004              2003
                                               --------------    -------------
    Customer premise equipment                $    12,136            6,880
    Commercial                                        348              395
    Scalable infrastructure                         3,782            1,000
    Line extensions                                   517              645
    Upgrade/rebuild                                 6,516            1,816
    Support capital                                 1,013              313
                                               --------------    -------------
    Sub-total                                      24,312           11,049

    Remaining reportable segments and
      All Other capital expenditures               58,498           23,344
                                               --------------    -------------
                                              $    82,810           34,393
                                               ==============    =============

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable services segment's facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At September 30, 2004 and 2003 we had 122,100 and 122,400 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At September 30, 2004 and 2003 we had 199,400 and 178,200 revenue generating units, respectively.

Local Access Services Segment Overview
During 2004 local access services revenues represented 10.8% of consolidated revenues.

Local Access Services Segment Revenues and Cost of Goods Sold
Local access services segment revenues increased 27.0% in 2004 to $34.6 million primarily due to the following:

     o   Growth in the average number of lines in service,
     o $2.6 million increase in support from the Universal Service Program, and
     o Revenues of $1.6 million from our new phone directory distributed in December 2003.

The increase in local access services segment revenues is partially off-set by access rate decreases.

Local access services segment Cost of Goods Sold increased 21.4% to $21.2 million in 2004 primarily due to the growth in the average number of lines in service and the increased costs resulting from the RCA's Anchorage UNE arbitration settlement order in June 2004 which increased the lease rate from $14.92 to $18.64 per line per month beginning on June 25, 2004.

Local Access Services Segment Operating Loss
Local access services segment operating loss decreased 45.5% to ($3.2) million from 2003 to 2004 primarily due to the 27.0% revenue increase to $34.6 million partially off-set by the 21.4% increase in Cost of Goods Sold to $21.2 million, a $513,000 increase in local services segment selling, general and administrative expenses to $13.4 million, and a 12.1% increase in local services segment depreciation, amortization and accretion expense to $2.9 million in 2004 as compared to 2003.

The local access services segment operating results are negatively affected by the allocation of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long distance services segment, the local access services segment operating loss would have improved by approximately $5.2 million and the long distance services segment operating income would have been reduced by an equal amount in 2004. Avoided access charges totaled approximately $5.1 million in 2003. The amount of allocated access cost savings is affected by access rate decreases from 2003 to 2004.

Internet Services Segment Overview
During 2004 Internet services segment revenues represented 6.1% of consolidated revenues.

Internet Services Segment Revenues and Cost of Goods Sold
Total Internet services segment revenues increased 37.0% to $19.6 million in 2004 primarily due to the 28.8% increase in its allocable share of cable modem revenues to $8.4 million in 2004 as compared to 2003. The increase in cable modem revenues is primarily due to growth in cable modem subscribers.

Internet services Cost of Goods Sold increased 21.5% to $5.3 million in 2004 associated with increased Internet services segment revenues.

Internet Services Segment Operating Income
Internet services segment operating income increased 222.4% to $3.7 million from 2003 to 2004 primarily due to the 37.0% increase in Internet services segment revenues to $19.6 million in 2004 partially off-set by the 21.5% increase in Internet services segment Cost of Goods Sold to $5.3 million in 2004, a $677,000 increase in selling, general and administrative expenses to $7.8 million. The increase in selling, general and administrative expenses is primarily due to an increase of approximately $612,000 in promotion expenses in 2004 as compared to 2003.

All Other Overview
Revenues reported in the All Other category as described in note 6 in the accompanying "Notes to Interim Condensed Consolidated Financial Statements" include our managed services, product sales, and cellular telephone services.

Revenues included in the All Other category represented 9.7% of total revenues in 2004.

All Other Revenues and Cost of Goods Sold
All Other revenues increased 44.9% to $30.8 million in 2004. The increase is primarily due to the following:

     o $6.1 million in special project revenue earned from our fiber system that transits the Trans Alaska oil pipeline corridor in 2004,
     o Increased monthly revenue earned from our fiber system that transits the Trans Alaska oil pipeline corridor,
     o Revenue generated from our contract to provide services to the State of Alaska starting in the first quarter of 2004, and
     o   Special project revenue for services sold to a certain customer.

The increase described above is partially off-set by a $693,000 decrease in product sales revenue to $1.6 million in 2004. The decrease is due to sales of product to two customers in 2003 that were not repeated in 2004.

All Other Cost of Goods Sold increased 52.6% to $17.5 million in 2004. The increase in All Other Cost of Goods Sold is primarily due to the recognition of $5.5 million in costs associated with special project revenue earned from our fiber system that transits the Trans Alaska oil pipeline corridor in 2004, costs associated with increased monthly revenue earned from our recurring service contracts in 2004, and costs associated with the special project revenue described above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 6.1% to $108.8 million in 2004 primarily due to a $4.0 million increase in labor and health insurance costs, a $2.3 million increase in contract labor and contract services expenses associated with our SOX Section 404 compliance efforts and other special projects, a $2.1 million increase in promotion expenses in 2004 as compared to 2003, and a $1.1 million write-off of previously capitalized mobile wireless network costs upon finalization of a long-term distribution agreement,. The increases previously described are partially off-set by a $2.8 million decrease in our company-wide success sharing bonus accrual. As a percentage of total revenues, selling, general and administrative expenses decreased to 34.1% in 2004 from 35.7% in 2003, primarily due to an increase in revenues without a corresponding increase in selling, general and administrative expenses.

Bad Debt Expense (Recovery)
Bad debt expense decreased 160.3% to a net recovery of ($1.2) million in 2004. The 2004 decrease is primarily due to realization of approximately $3.4 million of the MCI credit through a reduction to bad debt expense in 2004, as further discussed in the "Long Distance Service Overview" above. We realized approximately $647,000 of the MCI credit through a reduction to bad debt expense in 2003.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased 18.8% to $46.8 million in 2004. The increase is primarily attributed to our $45.8 million investment in equipment and facilities placed into service during the twelve-month period ended December 31, 2003 for which a full year of depreciation will be recorded in the twelve-month period ended December 31, 2004, and the $96.5 million investment in equipment and facilities placed into service during the nine-month period ended September 30, 2004 for which a partial year of depreciation will be recorded in the twelve-month period ended December 31, 2004.

Other Expense, Net
Other expense, net of other income, increased 2.0% to $29.6 million in 2004. The increase is primarily due to the following:

     o In 2004 we paid bond call premiums totaling $6.1 million to redeem our old Senior Notes,
     o As a result of redeeming our old Senior Notes in 2004 we recognized $2.3 million in unamortized old Senior Notes fee expense, and
     o A $1.0 million increase in interest expense on our new Senior Notes due to an increase in the outstanding balance owed, partially off-set by a decreased interest rate in 2004 as compared to 2003.

Partially offsetting the increases described above was a $7.1 million decrease in interest expense in 2004 on our new Senior Credit Facility due to a decrease in the average outstanding balance owed on our new Senior Credit Facility and a decreased new Senior Credit Facility interest rate as compared to 2003.

Income Tax Expense
Income tax expense was $11.5 million in 2004 and $9.6 million in 2003. The change was due to increased net income before income taxes and cumulative effect of a change in accounting principle in 2004 as compared to 2003. Our effective income tax rate decreased from 43.6% in 2003 to 37.8% in 2004 due to the decreasing proportion of items that are nondeductible for income tax purposes and adjustment of deferred tax assets and liabilities in 2004.

Cumulative Effect of a Change in Accounting Principle
On January 1, 2003 we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," and recorded the cumulative effect of accretion and depreciation expense as a cumulative effect of a change in accounting principle of approximately $544,000, net of income tax benefit of $367,000.


Liquidity and Capital Resources

Cash flows from operating activities totaled $62.9 million in 2004 as compared to $49.4 million in 2003. The 2004 increase is primarily due to increased cash flow from all of our reportable segments and All Other Services, partially off-set by a $4.3 million payment of our company-wide success sharing bonus in 2004, a $2.7 million increase in the MCI credit recovery, as further discussed in the "Long Distance Service Overview" above, and a $2.3 million refund in 2003 from a local exchange carrier in respect of its earnings that exceeded regulatory requirements.

Other sources of cash during 2004 include $245.7 million from the issuance of our new Senior Notes, draws of $20.0 million under the revolving credit portion of our new Senior Credit Facility, $2.2 million from the issuance of our Class A common stock, and $1.8 million in payments of notes receivable from related parties. Uses of cash during 2004 included expenditures of $82.8 million for property and equipment, including construction in progress, the $180.0 million repayment of our old Senior Notes, the $53.8 million repayment of the term and revolving credit portions of our new Senior Credit Facility, payment of $6.7 million in fees associated with the new Senior Notes and new Senior Credit Facility, payment of bond call premiums totaling $6.1 million to redeem our old Senior Notes, and repayment of $3.5 million in capital lease obligations.

Net receivables increased $5.3 million from December 31, 2003 to September 30, 2004 primarily due to the timing of payments on trade receivables from certain large customers and an increase in trade receivables for broadband services provided to hospitals and health clinics. The increase in net receivables is partially off-set by the February 2004 receipt of $5.6 million on a trade receivable for broadband services provided to hospitals and health clinics.

Working capital totaled $26.4 million at September 30, 2004, an $18.3 million increase as compared to $8.1 million at December 31, 2003. The increase is primarily due to draws under the revolving credit portion of our new Senior Credit Facility in January and May 2004 totaling $15.0 million primarily used to fund our old Senior Notes interest payment in February 2004 and to pay an accrued capital expenditure related to AULP West.

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

The net proceeds of the offering were primarily used to repay our existing $180.0 million 9.75% Senior Notes and to repay approximately $43.8 million of the term portion and $10.0 million of the revolving portion of our new Senior Credit Facility. A semi-annual interest payment of approximately $9.1 million was paid in August 2004; the next semi-annual interest payment will be made in February 2004. In connection with the issuance, we paid fees and other expenses of approximately $6.4 million that are being amortized over the life of the new Senior Notes.

The new Senior Notes sold in February 2004 were offered only to qualified institutional buyers pursuant to exemptions from registration under the Securities Act. On July 7, 2004, GCI, Inc. commenced an offer to exchange the privately issued new Senior Notes for a like amount of new Senior Notes that have been registered under the Securities Act and have otherwise identical terms to the privately issued new Senior Notes (except for provisions relating to GCI, Inc.'s obligations to consummate the exchange offer). The exchange offer closing occurred on August 11, 2004, at which time all $250.0 million in aggregate principal amount of the privately issued new Senior Notes were tendered and exchanged for the new Senior Notes that have been registered under the Securities Act.

The new Senior Notes are not redeemable prior to February 15, 2009. At any time on or after February 15, 2009, the new Senior Notes are redeemable at our option, in whole or in part, on not less than thirty days nor more than sixty days notice, at the following redemption prices, plus accrued and unpaid interest (if any) to the date of redemption:

          If redeemed during the twelve month period
          commencing February 1 of the year indicated:  Redemption Price
          -------------------------------------------- ------------------
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

The total redemption cost was $186.1 million. The premium to redeem our old Senior Notes was $6.1 million (excluding interest cost of $1.3 million) and was recognized as a loss on early extinguishment of debt, a component of Other Income (Expense), during the nine months ended September 30, 2004.

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

In 2004 we drew the following amounts under the revolving credit portion of our new Senior Credit Facility (amounts in millions):

             January 2004      $ 10.0
             May 2004             5.0
             August 2004          5.0
                                -------
                               $ 20.0
                                =======

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

On May 21, 2004 we amended our $220.0 million new Senior Credit Facility. The amendment reduced the interest rate on the $170.0 million term portion of the credit facility from LIBOR plus 3.25% to LIBOR plus 2.25%. The amendment reduced the interest rate on the $50.0 million revolving portion of the credit facility from LIBOR plus 3.25% to LIBOR plus a margin dependent upon our Total Leverage Ratio (as defined) as follows:

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

In connection with the May 21, 2004 amended Senior Credit Facility, we paid bank fees and other expenses of approximately $103,000 and $253,000 during the three and nine months ended September 30, 2004, respectively.

We were in compliance with all loan covenants at September 30, 2004.

Our expenditures for property and equipment, including construction in progress, totaled $82.8 million and $34.4 million during 2004 and 2003, respectively. Our capital expenditures requirements in excess of approximately $25 million per year, excluding the AULP West fiber optic cable system construction costs, are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2004 expenditures for property and equipment for our core operations, including construction in progress and excluding the AULP West fiber optic cable system construction costs and other special projects described below, to total approximately $65 million, depending on available opportunities and the amount of cash flow we generate during 2004.

In June 2004 we placed into service our AULP West fiber optic cable system connecting Seward, Alaska and Warrenton, Oregon, with leased backhaul facilities connecting it to our switching and distribution centers in Anchorage, Alaska and Seattle, Washington. The 1,544-statute mile cable system has a total design capacity of 960 Gigabits per second access speed. The cable complements our existing fiber optic cable system between Whittier, Alaska and Seattle, Washington. The two cables provide physically diverse backup to each other in the event of an outage. During 2004 our capital expenditures for this project have totaled approximately $32.0 million, and from inception have totaled $50.1 million, most of which have been funded through our operating cash flows.

Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, supplementing our existing network backup facilities, continuing development of our Personal Communications Services ("PCS") network, continuing deployment of DLPS, and upgrades to and expansions of our cable television plant.

In April 2004 we successfully launched our DLPS service delivery method. To ensure the necessary equipment is available to us we have entered into an agreement to purchase a certain number of outdoor, network powered multi-media adapters. The agreement has a remaining outstanding commitment at September 30, 2004 of $15.3 million.

A migration of MCI's or Sprint's traffic off our network without it being replaced by other common carriers that interconnect with our network could have a materially adverse impact on our financial position, results of operations and liquidity.

Dividends accrued on our Series B preferred stock are payable in cash at the semi-annual payment dates of April 30 and October 31 of each year. In January 2004, 3,108 shares of our Series B preferred stock were converted to 560,000 shares of our Class A common stock at the stated conversion price of $5.55 per share. In August 2004, 3,328 shares of our Series B preferred stock were converted to 599,640 shares of our Class A common stock at the stated conversion price of $5.55 per share. The conversions will reduce our future semi-annual cash dividends. In April 2004 we paid a Series B preferred stock dividend of approximately $592,000. In October 2004 we will pay a Series B preferred stock dividend of approximately $484,000.

Dividends accrued on our Series C preferred stock are payable quarterly in cash. During the nine months ending September 30, 2004 we paid a Series C preferred stock dividend of approximately $450,000.

GCI's board of directors has authorized the repurchase of up to $5.0 million per quarter of our Class A and Class B common stock. We have obtained permission from our lenders and preferred shareholders for the first $10.0 million of repurchases. During the three and nine months ended September 30, 2004 we have repurchased 28,000 shares of our Class A common stock at a cost of approximately $252,000. We expect to continue the repurchases subject to the availability of free cash flow, credit facilities, the price of our Class A and Class B common stock and the requisite consents of lenders and preferred shareholders. The repurchase will comply with the restrictions of SEC rule 10b-18.

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

New Accounting Standards

In March 2004, the Emerging Issues Task Force ("EITF") reached final consensuses on Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share." EITF Issue No. 03-6 addresses the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share. EITF Issue No. 03-6 is effective for fiscal periods beginning after March 31, 2004, and prior period earnings per share amounts presented for comparative purposes should be restated to conform to the consensus guidance. We have not issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings when, and if, we declare dividends on our common stock. We do not believe EITF Issue No. 03-6 will have an effect on our EPS.

In October 2004, the FASB concluded that SFAS No. 123R, "Share-Based Payment," ("SFAS No. 123R") which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123 (not SFAS No. 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. The FASB plans to issue a final statement on or around December 15, 2004. We are evaluating the impact of SFAS No. 123R on our results of operations, financial position, and cash flows.

In October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds," which clarifies the guidance in paragraph 19 of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." According to EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items
(a)-(e) in paragraph 17 of SFAS No. 131. The consensus applies to fiscal years ending after October 13, 2004. We do not believe EITF 04-10 will result in a material change to our SFAS No. 131 disclosure.

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

Those policies considered to be critical accounting policies for the nine months ended September 30, 2004 are described below.

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

     o We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS No. 141, "Business Combinations." Goodwill and indefinite-lived assets such as our cable certificates are not amortized but are subject, at a minimum, to annual tests for impairment and quarterly evaluations of whether events and circumstances continue to support an indefinite useful life as required by SFAS No. 142. Other intangible assets are amortized over their estimated useful lives using the straight-line method, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount as required by SFAS No. 142. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of the applicability of quoted market prices in active markets and, if quoted market prices are not available and/or are not applicable, how the acquired asset will perform in the future using a discounted cash flow analysis. Estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, performance compared to peers, material and ongoing negative economic trends, and specific industry or market sector conditions. In determining the reasonableness of cash flow estimates, we review historical performance of the underlying asset or similar assets in an effort to improve assumptions utilized in our estimates. In assessing the fair value of goodwill and other intangibles, we may consider other information to validate the reasonableness of our valuations including third-party assessments. These evaluations could result in a change in useful lives in future periods and could result in write-down of the value of intangible assets. The SEC Staff Announcement issued on September 29, 2004 requires us to value our indefinite-lived intangible assets other than goodwill using the direct value method for impairment testing purposes no later than January 1, 2005. Our cable certificate assets are our only indefinite-lived intangible assets and were originally valued and recorded using the residual method. Because of the significance of the identified intangible assets and goodwill to our consolidated balance sheet, our annual impairment analysis pursuant to the SEC Staff Announcement and quarterly evaluation of remaining useful life will be critical. Any changes in key assumptions about the business and its prospects, changes in market conditions or other externalities, or recognition of previously unrecognized intangible assets for impairment testing purposes could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations. Refer to note 1(i) and note 3 in the accompanying "Notes to Interim Condensed Consolidated Financial Statements" for additional information regarding the SEC Staff Announcement and intangible assets, respectively.

     o We estimate unbilled long-distance services segment Cost of Goods Sold based upon minutes of use carried through our network and established rates. We estimate unbilled costs for new circuits and services, and when network changes occur that result in traffic routing changes or a change in carriers. Carriers that provide service to us regularly make network changes that can lead to new, revised or corrected billings. Such estimates are revised or removed when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. Revisions to previous estimates could either increase or decrease costs in the year in which the estimate is revised which could have a material effect on our consolidated financial condition and results of operations.

     o Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." We have recorded deferred tax assets of approximately $71.0 million associated with income tax net operating losses that were generated from 1990 to 2003, and that expire from 2007 to 2023. Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of approximately $2.0 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. In conjunction with certain 1996 acquisitions, we determined that approximately $20 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses. Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. We have not recorded a valuation allowance on the deferred tax assets as of September 30, 2004 based on management's belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Market prices for North Slope oil averaged $28.15 in fiscal 2003 and are forecasted to average $31.13 in fiscal 2004. The closing price per barrel was $44.63 on November 3, 2004. To the extent that actual oil prices vary materially from the state's projected prices the state's projected revenues and deficits will change. When the price of oil is greater than $23.00 per barrel, every $1 change in the price per barrel of oil is forecasted to result in a $40.0 to $70.0 million change in the state's fiscal 2004 revenue. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

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

Deployment of a natural gas pipeline from the State of Alaska's North Slope to the Lower 48 States has been proposed to supplement natural gas supplies. A competing natural gas pipeline through Canada has also been proposed. The economic viability of a natural gas pipeline depends upon the price of and demand for natural gas. Either project could have a positive impact on the State of Alaska's revenues and could provide a substantial stimulus to the Alaska economy. In October 2004 both houses of Congress passed and the President signed legislation allowing loan guarantees of up to $18.0 billion, certain favorable income tax provisions and tax credits, and expedited permitting and judicial review for the construction of an Alaska natural gas pipeline. To support the construction of a natural gas pipeline, the governor of the State of Alaska has announced that he believes the state must assume some level of shipper risk, serve as an equity partner or both. The State of Alaska is actively negotiating two applications to construct a natural gas pipeline. The governor of the State of Alaska has indicated his desire to submit a contract from one or more of these groups to the Alaska legislature in January 2005.

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

Schedule of Certain Known Contractual Obligations

The following table details future projected payments associated with our certain known contractual obligations as of December 31, 2003, the date of our most recent fiscal year-end balance sheet. Our schedule of certain known contractual obligations has been updated to reflect our issuance of new Senior Notes, redemption of our old Senior Notes, and conversion of shares of Series B preferred stock to shares of GCI Class A common stock in January and August 2004.

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

We have included only the maturity redemption amounts on our Series B and C preferred stock (cash dividends are excluded). Our Series B preferred stock is convertible at $5.55 per share into GCI Class A common stock. Dividends are payable in cash semi-annually at the rate of 8.5%, plus accrued but unpaid dividends. Mandatory redemption is required 12 years from the date of closing. In January and August 2004, a Series B preferred stockholder converted 3,108 and 3,328 shares of Series B preferred stock, respectively, to GCI Class A common stock. Our Series C preferred stock is convertible at $12 per share into GCI Class A common stock, is non-voting, and pays a 6% per annum quarterly cash dividend. We may redeem the Series C preferred stock at any time in whole but not in part. Mandatory redemption is required at any time after the fourth anniversary date at the option of holders of 80% of the outstanding shares of the Series C preferred stock. For more information about our redeemable preferred stock, see notes 1(e) and 17 to the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2003 annual report on Form 10-K.

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

Our new Senior Credit Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 2.25% or less depending upon our Total Leverage Ratio (as defined). Should the Libor rate change, our interest expense will increase or decrease accordingly. As of September 30, 2004, we have borrowed $131.2 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would result in $1,312,000 in additional gross interest cost on an annualized basis.

The interest rate swap agreement to convert $25.0 million of variable interest rate debt to 3.98% fixed rate debt plus applicable margin terminated on September 21, 2004.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of September 30, 2004, we have borrowed $40.2 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would result in $402,000 in additional gross interest cost on an annualized basis.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date we carried out this evaluation.

We may enhance, modify, and supplement internal controls and disclosure controls and procedures based on experience.

Sarbanes-Oxley Act of 2002 Section 404 Compliance

Section 404 of the Sarbanes Oxley Act of 2002 requires that we evaluate and report on our system of internal controls over financial reporting and have our auditor attest to such evaluation. We have prepared an internal plan of action for compliance and we are in the process of documenting, testing and remediating our system of internal controls to provide the basis for our report. Due to ongoing evaluation and testing of our internal controls and the uncertainties of the interpretation of these new requirements, we cannot assure you that there may not be significant deficiencies or material weaknesses that would be required to be reported.


PART II.
ITEM 1.

                                LEGAL PROCEEDINGS

Information regarding pending legal proceedings to which we are a party is included in note 7 to the accompanying "Notes to Interim Condensed Consolidated Financial Statements" and is incorporated herein by reference.

PART II.
ITEM 2.
           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable. (b) Not applicable.
(c) Repurchase made in the quarter ended September 30, 2004.

                                        Issuer Purchases of Equity Securities
           ------------------------------------------------------------------------------------------------
                  Period           (a) Total      (b) Average    (c) Total Number     (d) Maximum Number
                                   Number of      Price Paid        of Shares          (or approximate
                                     Shares        per Share    Purchased as Part      Dollar Value) of
                                   Purchased                       of Publicly       Shares that May Yet
                                                                 Announced Plans      Be Purchased Under
                                                                   or Programs      the Plans or Programs
           --------------------- --------------- -------------- ------------------- -----------------------
           September 1, 2004
           to September 30,
           2004                     28,000 (1)       $9.03            28,000            $9.747 million
           --------------------- --------------- -------------- ------------------- -----------------------

           (1) Open-market purchase.

PART II.
ITEM 6.

                                    EXHIBITS
          Exhibit No.                                        Description
        --------------------------------------------------------------------------------------------------------
            31           Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                           302 of the Sarbanes-Oxley Act of 2002
            32           Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           GENERAL COMMUNICATION, INC.

              Signature                                         Title                                   Date
--------------------------------------      --------------------------------------------      -----------------------
/s/ Ronald A. Duncan                        President and Director                                November 4, 2004
--------------------------------------                                                        -----------------------
Ronald A. Duncan                            (Principal Executive Officer)

/s/ John M. Lowber                          Senior Vice President, Chief Financial                November 4, 2004
--------------------------------------                                                        -----------------------
John M. Lowber                              Officer, Secretary and Treasurer
                                            (Principal Financial Officer)

/s/ Alfred J. Walker                        Vice President, Chief Accounting                      November 4, 2004
--------------------------------------                                                        -----------------------
Alfred J. Walker                            Officer
                                            (Principal Accounting Officer)