Form 10-K/A
period 2003-12-31
GENERAL COMMUNICATION INC
filed 2004-12-21
CIK 808461

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

                                Explanatory Note

This Amendment on Form 10-K/A constitutes Amendment No. 1 to the registrant's Annual Report on Form 10-K for the period ended December 31, 2003, which was filed with the SEC on March 12, 2004. The purpose of this Amendment No. 1 is to amend Item 9A, Controls and Procedures, and Exhibit 31, Section 302 Certification, to conform to the required language. There are no other changes made by this Amendment No. 1.


                                       1a

                                               GENERAL COMMUNICATION, INC.

                                           2003 ANNUAL REPORT ON FORM 10-K/A

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


   Items 10, 11, 12, 13 and 14 are incorporated herein by reference from our

      Proxy Statement for our 2004 Annual Shareholders' meeting............................................................92

Part IV....................................................................................................................93


   Item 15. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K..................................93

   Item 15(b).  Reports on Form 8-K.......................................................................................142

   Item 15(c).  Exhibits..................................................................................................142

SIGNATURES................................................................................................................148


This Annual Report on Form 10-K/A is for the year ending December 31, 2003. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K/A, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

                                   GENERAL COMMUNICATION, INC.

                                   By: /s/ Ronald A. Duncan
                                       Ronald A. Duncan, President
                                       (Chief Executive Officer)
Date: December 3, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           Signatures                                Title                                 Date
           ----------                                -----                                 ----

      /s/ Donne F. Fisher                   Chairman of Board and Director            December 3, 2004
     -------------------------------                                            ------------------------------
     Donne F. Fisher

      /s/ Ronald A. Duncan                  President and Director                    December 3, 2004
     -------------------------------         (Principal Executive Officer)      ------------------------------
     Ronald A. Duncan

      /s/ William P. Glasgow                Director                                  December 3, 2004
     -------------------------------                                            ------------------------------
     William P. Glasgow

      /s/ Stephen R. Mooney                 Director                                  December 3, 2004
     -------------------------------                                            ------------------------------
     Stephen R. Mooney

      /s/ Stephen M. Brett                  Director                                  December 3, 2004
     -------------------------------                                            ------------------------------
     Stephen M. Brett

     /s/ James M. Schneider                 Director                                  December 3, 2004
     -------------------------------                                            ------------------------------
     James M. Schneider

     /s/ Stephen A. Reinstadtler            Director                                  December 3, 2004
     -------------------------------                                            ------------------------------
     Stephen A. Reinstadtler

      /s/ John M. Lowber                    Senior Vice President,                    December 3, 2004
     -------------------------------         Chief Financial Officer,           ------------------------------
     John M. Lowber                          Secretary and Treasurer
                                             (Principal Financial Officer)

      /s/ Alfred J. Walker                  Vice President, Chief                     December 3, 2004
     -------------------------------         Accounting Officer                 ------------------------------
     Alfred J. Walker                        (Principal Accounting Officer)