Form 10-K/A
period 2003-12-31
GENERAL COMMUNICATION INC
filed 2005-03-08
CIK 808461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)


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

                                Explanatory Note

This Amendment on Form 10-K/A constitutes Amendment No. 2 to the registrant's Annual Report on Form 10-K for the period ended December 31, 2003, which was filed with the SEC on March 12, 2004. Amendment No. 1 was filed with the SEC on December 21, 2004. The purpose of this Amendment No. 2 is to provide an updated
Exhibit 32, Section 906 Certification. There are no other changes made by this Amendment No. 2.


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

                                   GENERAL COMMUNICATION, INC.

                                     By: /s/
                                         Ronald A. Duncan, President
                                         (Chief Executive Officer)
Date: February 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           Signatures                                Title                                 Date
     -------------------------------        ------------------------------      ------------------------------

       /s/ Donne F. Fisher                  Chairman of Board and Director            February 16, 2005
     -------------------------------                                            ------------------------------
     Donne F. Fisher

       /s/ Ronald A. Duncan                 President and Director                    February 16, 2005
     -------------------------------         (Principal Executive Officer)      ------------------------------
     Ronald A. Duncan

       /s/ Stephen M. Brett                 Director                                  February 16, 2005
     -------------------------------                                            ------------------------------
     Stephen M. Brett

       /s/ Jerry A. Edgerton                Director                                  February 16, 2005
     -------------------------------                                            ------------------------------
     Jerry A. Edgerton

       /s/ William P. Glasgow               Director                                  February 16, 2005
     -------------------------------                                            ------------------------------
     William P. Glasgow

                                            Director
     -------------------------------                                            ------------------------------
     Stephen R. Mooney

       /s/ James M. Schneider               Director                                  February 16, 2005
     -------------------------------                                            ------------------------------
     James M. Schneider

       /s/ Stephen A. Reinstadtler          Director                                  February 16, 2005
     -------------------------------                                            ------------------------------
     Stephen A. Reinstadtler

       /s/ John M. Lowber                   Senior Vice President,                    February 16, 2005
     -------------------------------         Chief Financial Officer,           ------------------------------
     John M. Lowber                          Secretary and Treasurer
                                             (Principal Financial Officer)

       /s/ Alfred J. Walker                 Vice President, Chief                     February 16, 2005
     -------------------------------         Accounting Officer                 ------------------------------
     Alfred J. Walker                        (Principal Accounting Officer)