Form 10-Q/A
period 2004-03-31
GENERAL COMMUNICATION INC
filed 2005-03-08
CIK 808461

As filed with the Securities and Exchange Commission on March 8, 2005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 2)

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

                                Explanatory Note

This Amendment on Form 10-Q/A constitutes Amendment No. 2 to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2004, which was filed with the SEC on May 10, 2004. Amendment No. 1 was filed with the SEC on December 21, 2004. The purpose of this Amendment No. 2 is to provide an updated
Exhibit 32, Section 906 Certification. There are no other changes made by this Amendment No. 2.

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



                                                   GENERAL COMMUNICATION, INC.


              Signature                                         Title                                  Date
---------------------------------------      --------------------------------------------      -----------------------

   /s/ Ronald A. Duncan                       President and Director                               February 16, 2005
---------------------------------------       (Principal Executive Officer)                     -----------------------
Ronald A. Duncan

   /s/ John M. Lowber                         Senior Vice President, Chief Financial               February 16, 2005
---------------------------------------       Officer, Secretary and Treasurer                  -----------------------
John M. Lowber                                (Principal Financial Officer)


   /s/ Alfred J. Walker                       Vice President, Chief Accounting Officer             February 16, 2005
---------------------------------------       (Principal Accounting Officer)                    -----------------------
Alfred J. Walker