Form 10-K
period 2004-12-31
GENERAL COMMUNICATION INC
filed 2005-03-15
CIK 808461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from     to

                           Commission File No. 0-15279

                           GENERAL COMMUNICATION, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                        ALASKA                         92-0072737
           ---------------------------------       -------------------
           (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)         Identification No.)

         2550 Denali Street Suite 1000  Anchorage, Alaska          99503
         ------------------------------------------------          -----
             (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (907) 868-5600

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

            Class A common stock                  Class B common stock
    ------------------------------------   ----------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading on as of the last business day of the registrant's most recently completed second fiscal quarter of June 30, 2004 was approximately $324,817,000.

        The number of shares outstanding of the registrant's common stock as of February 28, 2005, was:

                 Class A common stock - 51,559,580 shares; and,
                    Class B common stock - 3,861,722 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement relating to its 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant's fiscal year ended December 31, 2004.

                                                GENERAL COMMUNICATION, INC.
                                              2004 ANNUAL REPORT ON FORM 10-K
                                                     TABLE OF CONTENTS


Glossary....................................................................................................................3


Cautionary Statement Regarding Forward-Looking Statements..................................................................10

Part I.....................................................................................................................12

   Item 1.  Business.......................................................................................................12

   Item 2.  Properties.....................................................................................................62

   Item 3.  Legal Proceedings..............................................................................................64

   Item 4. Submissions of Matters to a Vote of Security Holders............................................................65

Part II....................................................................................................................66

   Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters......................................66

   Item 6.  Selected Financial Data........................................................................................68

   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........................69

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...................................................105

   Item 8.  Consolidated Financial Statements and Supplementary Data......................................................105

   Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..........................105

   Item 9A.  Controls and Procedures......................................................................................106

   Item 9B.  Other Information............................................................................................106

Part III..................................................................................................................107

    Items 10, 11, 12, 13 and 14. Portions of the Registrant's definitive proxy statement relating to its 2005 Annual
    Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within
    120 days following the end of Registrant's fiscal year ended December 31, 2004.

Part IV...................................................................................................................108

   Item 15.  Exhibits, Consolidated Financial Statement Schedules.........................................................108

   Item 15(b).  Exhibits..................................................................................................159

SIGNATURES................................................................................................................166

This Annual Report on Form 10-K is for the year ending December 31, 2004. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

                                    Glossary


Access Charges -- Fees for accessing the local networks of the LECs in order to originate and terminate long-distance calls and provide the customer connection for Private Line services.

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

AULP West -- A new undersea fiber optic cable system connecting Seward, Alaska to Warrenton, Oregon which was placed into service in June 2004.

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

GCC -- GCI Communication Corp. -- An Alaska corporation and a wholly owned subsidiary of Holdings.

GCI  -- General Communication, Inc. -- An Alaska corporation and the Registrant.

GCI, Inc. -- A wholly owned subsidiary of GCI, an Alaska corporation and issuer of $320 million of senior notes.

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

Local Exchange -- A geographic area generally determined by a state regulatory body, in which calls generally are transmitted without toll charges to the calling or called party.

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

MCI, Inc. ("MCI") -- Owns approximately 2% of our common stock at December 31, 2004, presently has two representatives on our Board, and is a major customer. Prior to May 1, 2000, the company was named MCI WorldCom, Inc. See also MWNS. On July 21, 2002, MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. On December 7, 2004, we closed a transaction with MCI to repurchase 3,751,509 shares of our Class A common stock at $8.33 per share (for a total purchase price of approximately $31.3 million). In addition to the common stock repurchase, the transaction included the redemption of all issued and outstanding shares of our Series C preferred stock held by MCI for an aggregate redemption price of $10 million. MCI will retain its ownership of almost 1.3 million shares of our Class B common stock and will retain their two seats on our board of directors. You should see note 14 to the accompanying "Notes to Consolidated Financial Statements" included in Part II of this Report for more information.

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

MWNS -- MCI WorldCom Network Services -- A subsidiary of MCI, which had previously entered into service agreements with the Company on behalf of MCI.

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

Securities Reform Act -- The Private Securities Litigation Reform Act of 1995.

Senior Credit Facility -- Holding's $220.0 million credit facility. The Senior Credit Facility includes a term loan of $170.0 million and a revolving credit facility of $50.0 million. The new Senior Credit Facility matures on October 31, 2007 and bears interest at LIBOR plus 2.25%. You should see note 7 to the accompanying "Notes to Consolidated Financial Statements" included in Part II of this Report for more information.

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

The purpose of the 1996 Telecom Act was to move from a regulated monopoly model of telecommunications to a deregulatory competitive markets model. The act eliminated the old barriers that prevented three groups of companies, the LECs, including the BOCs, the long-distance carriers, and the cable TV operators, from competing head-to-head with each other. The act requires LECs to let new competitors into their business. It also requires the LECs to open up their networks to ensure that new market entrants have a fair chance of competing. The bulk of the act is devoted to establishing the terms under which the LECs, and more specifically the BOCs, must open up their networks.

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

     o Local and general market conditions and obstacles, including possible material adverse changes in the economic conditions in the markets we serve and in general economic conditions; the continuing impact of the current stagnant communications industry due to high levels of competition in the long-distance market resulting in continuing pressures to reduce prices; and an oversupply of long-haul capacity and high debt loads;
     o The efficacy of laws enacted by Congress and the State of Alaska legislature; rules and regulations to be adopted by the Federal Communications Commission ("FCC") and state public regulatory agencies to implement the provisions of the 1996 Telecom Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
     o The outcome of our negotiations with ILECs and state regulatory arbitrations and approvals with respect to interconnection agreements;
     o Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the RCA, and adverse outcomes from regulatory proceedings;
     o   Changes in regulations governing UNEs;
     o Changes in the treatment or classification of services using a particular technology, including Internet protocol;
     o Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include long-distance, local, cable and Internet services;
     o The extent and pace at which different competitive environments develop for each segment of our business;
     o The extent and duration for which competitors from each segment of the communications industries are able to offer combined or full service packages prior to our being able to do so;
     o Competitor responses to our products and services and overall market acceptance of such products and services;
     o Our ability to purchase network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local telephone service at competitive rates;
     o Success and market acceptance for new initiatives, some of which are untested;
     o The level and timing of the growth and profitability of existing and new initiatives, particularly local telephone services expansion including deploying digital local telephone service, and wireless services;
     o Start-up costs associated with entering new markets, including advertising and promotional efforts;
     o Risks relating to the operations of new systems and technologies and applications to support new initiatives;
     o The risks associated with technological requirements, technology substitution and changes and other technological developments;

     o   Prolonged service interruptions which could affect our business;
     o Development and financing of communications, local telephone, wireless, Internet and cable networks and services;
     o Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements and the consequences of increased leverage;
     o   Availability of qualified personnel;
     o Uncertainties in federal military spending levels in markets in which we operate;
     o Uncertainties surrounding the 2005 base realignment and closure program and potential military base closures in markets in which we operate;
     o The effect on us of industry consolidation including the potential acquisition of one or more of our large wholesale customers by a company with commercial relationships with other providers; and the ongoing global and domestic trend towards consolidation in the communications industry, which may result in our competitors being larger and better financed, and provide these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively;
     o The effect on us of pricing pressures, new program offerings and continuing market consolidation in the markets served by our significant customers, MCI and Sprint; and
     o Other risks detailed from time to time in our periodic reports filed with the SEC.

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

Availability of Reports and Other Information

Internet users can access information about the Company and its services at http://www.gci.com/, http://www.gcinetworksolutions.com/, and http://www.alaskaunited.com/. The Company hosts Internet services at http://www.gci.net/ and SchoolAccess(TM) services at http://www.gcisa.net/. Our online telephone directory and yellow pages are hosted at http://www.gcidirectory.com/. We make available on the http://www.gci.com/ website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such material to the SEC. In addition, the SEC's website is http://www.sec.gov/. The SEC makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC's website is not part of this document.

Financial Information About Industry Segments

We have four reportable segments: long-distance services, cable services, local access services and Internet services. For information required by this section, you should see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Also refer to Note 12 included in
Part II, Item 8, Consolidated Financial Statements and Supplementary Data.

Recent Developments

Intrastate Access Charge Ruling. On May 15, 2003, AT&T filed a petition with the FCC requesting a declaratory ruling that intrastate access charges do not apply to certain of its calling card offerings. When AT&T Alascom, a subsidiary of AT&T, characterized calling card calls that originate and terminate in Alaska as interstate, they shifted to us the charges for certain intrastate access payable to Alaska LECs. In a proceeding before the RCA, the RCA had already declared this AT&T Alascom practice to be improper. After AT&T petitioned the FCC, the RCA stayed AT&T Alascom's obligations to make back payments of intrastate access charges to Alaska LECs for the period prior to April, 2004, but ordered AT&T Alascom to pay such charges on an ongoing basis from April 1, 2004. On February 23, 2005, the FCC also ruled against AT&T, consistent with the RCA's prior findings. With this ruling, we can now seek to collect refunds for the intrastate access charge amounts that AT&T Alascom improperly shifted to us prior to April 1, 2004. We have not completed our calculations of the amounts due to us and cannot predict at this time the ultimate amount to be refunded pursuant to this gain contingency, however it could be material to our results of operations, financial position and cash flows.

Barrow Cable TV Asset Purchase. We closed the asset purchase of Barrow Cable TV in February 2005 for approximately $1.6 million, or approximately $1,700 per subscriber. We plan to upgrade the plant of Barrow Cable TV in order to deliver digital services as well as high-speed cable modem service. Upgrades are scheduled to be implemented by the beginning of 2006. In January 2005, the RCA approved the transfer of the Certificate of Public Convenience and Necessity to us. We expect to add additional subscribers totaling approximately 950 and additional homes passed totaling approximately 1,600 as a result of this asset purchase.

Local Service Expansion Filing. In January 2005 we filed with the RCA to expand our provision of competitive local telephone services into rural Alaska. We plan to invest approximately $60 million dollars into local economies in construction, technologies and facilities. We requested authorization to provide service in competition with the existing service provider's entire service area in the service area of Ketchikan Public Utilities, Cordova Telephone Cooperative, Copper Valley Telephone Cooperative, Matanuska Telephone Cooperative, and the "Glacier State" study area, including Delta Junction, Homer, Kenai, Kodiak, Soldotna, Nenana, and North Pole. In addition, we are seeking approval to offer local service in Wrangell, Petersburg, Sitka, Seward, Bethel, and Nome. We are seeking certification in these markets for the area covered by our cable facilities only.

We plan to offer service in these new areas using a combination of methods. To a large extent, we will use our existing cable network to deliver local services. Where we do not have cable plant, we may use wireless technologies and resale of other carrier's services. We may lease portions of an existing carrier's network or seek wholesale discounts, but our application is not dependent upon access to either the incumbent's network or wholesale discount rates for resale of services.

The RCA may only decide this application on the basis of whether or not we are fit to provide the service. It has already been decided, under federal law, that competition is permissible. Because we are not requesting use of the existing carrier's network, there is no public interest issue for the RCA to decide. We are requesting that the RCA decide this application as soon as possible, and in any case, within six months.

MTA Rural Exemption Determination. By letter, submitted also to the RCA, on January 12, 2004, we made a bona fide request for interconnection for the purposes of local access competition with the Matanuska Telephone Association ("MTA"), under the provisions of the Telecommunications Act of 1996. We submitted this request to MTA on the grounds that it waived its rural exemption under the terms of Section 251(f)(1)(C) of the 1996 Telecom Act when it launched its new video service through its wholly owned subsidiary MTA Vision, Inc. in competition with our cable television service. MTA, however, refused to comply with the negotiation and arbitration provisions under the 1996 Telecom Act claiming that it still retains a rural exemption. We filed a complaint with the RCA to resolve this dispute, and the RCA conducted a public hearing on the matter on October 20, 2004. On February 22, 2005, the RCA released a ruling that MTA's rural exemption for the areas served by MTA Vision, Inc. had been lifted and that we may negotiate and arbitrate interconnection with MTA. We tendered a new interconnection request to MTA on February 25, 2005 and are proceeding with such negotiations. In the event negotiations are unsuccessful, an arbitration will be requested which must be completed under the provisions of the 1996 Telecom Act by November 25, 2005. Following the entry into an Interconnection Agreement, we intend to commence local service entry into the Mat-Su Valley during 2007.

Cellular Service Expansion. We launched cellular services in the Southeast Alaska cities of Petersburg and Wrangell in February 2005. This completes our cellular services roll-out. Our cellular services are also provided in Anchorage, Fairbanks, Homer, Juneau, Kenai/Soldotna, Ketchikan, Palmer/Wasilla, Seward, Sitka, and Valdez.

Rural Internet Program Expansion. We expect to complete during the first quarter of 2005 the last of the 50 wireless internet (WISP) sites that we began work on in 2004. When these sites are completed, we will have provided internet services to 150 remote communities in Alaska at faster speeds and lower rates than they've experienced before.

AU East Capacity Expansion. We expect to complete a capacity expansion of our AULP East fiber system during the first quarter of 2005. We are upgrading the system using wavelength division multiplexing from its current five gigabit per second ("Gbps") capacity to 20 Gbps.

Historical Development of our Business During the Past Fiscal Year

ConnectMD Services Expansion. We have developed an agreement with Alaska Psychiatric Institute to expand our ConnectMD service to provide tele-psychiatry services to health clinics across the state of Alaska. This new service will triple the number of communities that have access to clinical staff via a video link and we believe it will allow for better and more cost-efficient care for patients. With this service, behavioral health patients in remote areas of Alaska can now be treated in their own environment, instead of having to travel to Anchorage for treatment.

Conversion to Digital Completed. In 2004 we completed the conversion of our Anchorage and Fairbanks cable television systems from analog to digital service delivery for service levels above basic. Digital service delivery allows us to offer more programming content and advanced digital services, including digital local phone service.

New Telephone Directories. We completed the distribution of our new telephone directories to Fairbanks and Juneau areas homes and businesses. The directories include an online version (http://www.gcidirectory.com/) so users can link to advertisers' websites and e-mail addresses. They can also find arts, education, government organizations and public safety information.

Galaxy XR Satellite Propulsion System Failure. Galaxy XR, our primary satellite used to provide voice, data and internet services to our rural Alaska customers, experienced a failure August 3, 2004 of its secondary xenon ion propulsion system (XIPS) that maintains the satellite's proper orbital position. The primary XIPS failed in February 2004. The satellite is now using its backup bi-propellant thrusters to maintain its orbital position. These thrusters are a space flight proven technology. The failure of the primary and secondary XIPS had no short term impact on service to our customers. PanAmSat, the owner and operator of Galaxy XR, believes the satellite has sufficient fuel to continue normal operations until November 2007. The terms of our Galaxy XR transponder purchase agreement extends through March 2012. PanAmSat intends to replace the satellite before its estimated end-of-life. We purchased a warranty with the original agreement to cover a loss of this nature. We have had an agreement in place that provides backup transponder capacity on the Galaxy XIII satellite in the event of a catastrophic failure of Galaxy XR.

Cellular Services Distribution Agreement. We closed a 10-year distribution agreement with a cellular service provider Dobson Communications ("Dobson") in 2004 that allows us to offer a full line of state-of-the-art voice and data wireless products and services to our customers throughout Alaska. We are marketing these products and services under our own brand as stand alone wireless products and as additions to packaged offerings. The agreement also allows us to develop new products and services combining both wireless and wireline technologies. We will provide billing and all customer support services for our wireless services. Under a separate agreement, Dobson will lease 10 MHz of our 1900 MHz wireless spectrum and will expand services in existing and new Alaska markets. Dobson's wireless spectrum is in the 800 MHz spectrum band. The lease agreement enables us and Dobson to expand overall system capacity. This will create a more efficient wireless system providing better service to customers. Expansion of service under the terms of the agreement fulfills our wireless buildout requirement to retain our PCS "B" block license.

Stock Repurchase Approvals. Our Board of Directors authorized us, and we obtained permission from our lenders and preferred shareholder, to repurchase up to $10 million of our common stock during the six-month period ended June 30, 2005. We expect to continue the purchases throughout 2005 subject to the availability of free cash flow, credit facilities, the price of the stock and the requisite consents of lenders and our preferred shareholder. The purchases will comply with the restrictions of Securities Exchange Commission rule 10b-18.

AULP East Cable System Repair. Our AULP East system experienced powering irregularities during the first quarter of 2004. We completed the repair of AULP East in July 2004.

AULP West Cable System Completion. In June 2003 we began work on the construction of a fiber optic cable system connecting Seward, Alaska and Warrenton, Oregon, with leased backhaul facilities to connect it to our switching and distribution centers in Anchorage, Alaska and Seattle, Washington. A consortium of companies was selected to design, engineer, manufacture, and install the undersea fiber optic cable system. We placed AULP West into service in June 2004.

Anchorage Local Service Rates. The RCA released an order on June 28, 2004 that, among other things, increased the Unbundled Network Element (UNE) rate we pay ACS each month from $14.92 to $19.15 per line (subsequently reduced to $18.64 per line). In setting this rate, the RCA ruled on a variety of factors such as depreciation, cost of capital, cost of the network, maintenance and administrative overhead.

New Retail Store. In March 2004 we opened a new retail store in Eagle River that serves our customers in Eagle River, Chugiak, and Peters Creek. Customers have a more convenient opportunity to pay their bill, sign up for new services and obtain answers to their questions from one of our customer service representatives.

HDTV and Digital Video Recorder Deployment. We began offering HDTV programming in our Anchorage and Mat-Su Valley market areas in 2004. New HDTV converters with digital video recorder capabilities were introduced to our customers in these markets.

New Senior Notes and Senior Credit Facility Waiver and Amendment. In February 2004, our subsidiary, GCI, Inc. issued $250 million principal amount of senior notes. These senior notes bear interest at 7.25% and are due in February 2014. GCI, Inc. used the proceeds from issuance of these senior notes to retire or repay other indebtedness. In connection with the issuance of these senior notes, GCI, Inc. offered to purchase all of its outstanding 9.75% Senior Notes due 2007 (the "2007 Notes") for cash at 103.5% of the principal amount. Approximately $114.6 million principal amount of the 2007 Notes were tendered and accepted pursuant to this offer. GCI, Inc. called for redemption of the remaining outstanding 2007 Notes at the redemption price of 103.25% of the principal amount. In addition to the purchase and redemption of the 2007 Notes, approximately $53.8 million of proceeds received from the issuance of the new senior notes were used to repay indebtedness under our Senior Credit Facility.

Compliance with the redemption notice requirements in the 2007 Notes Indenture resulted in a delay between the date the new senior notes were issued and the final redemption date of the 2007 Notes. As a result of such delay, our total debt temporarily increased during the overlap period between the redemption of the outstanding 2007 Notes and the issuance of the new senior notes. This temporary increase did not comply with certain provisions of our Senior Credit Facility. We received a waiver of these provisions from the lenders under our Senior Credit Facility until April 30, 2004.

On November 19, 2004, we entered into an Amendment No. 3 to our Senior Credit Facility. The amendment modifies the terms of the existing credit facility to permit the incurrence by GCI, Inc. of up to $100 million in aggregate principal amount of additional senior notes due 2014. The amended credit facility permits up to $70 million of the proceeds from such additional senior notes to be used to purchase shares of GCI stock held by MCI and Toronto Dominion Investments, Inc. (or the proceeds may be distributed to GCI for such purpose), so long as there exists no default under the credit facility both before and after giving effect to such transaction. The amended credit facility also permits the proceeds to be used for additional capital expenditures.

Add-on Senior Notes and Stock Retirements. On December 7, 2004, our subsidiary GCI, Inc. issued $70 million of additional 7.25% senior notes due 2014. In a private transaction concurrent with the closing of the additional senior notes, we repurchased 3,751,509 of our Class A common shares at $8.33 per share and $10 million face value of our Series C preferred stock from MCI. The aggregate amount of the equity repurchase totaled $41.3 million. In addition, $10 million of the proceeds of the additional senior notes were used to repay the outstanding balance on our revolving credit facility. The remaining balance of the bond proceeds of more than $17 million, after fees and expenses, will be used for other general corporate purposes.

Fiber System Taken out of Service. We own a portion of the capacity of an undersea fiber optic cable system linking Alaska to the Lower 48 states known as the Alaska spur of the North Pacific Cable ("NPC"). The Alaska spur of the NPC was removed from service in January 2004 by PT Cable, Inc. due to a dispute over billings between PT Cable, Inc. and AT&T. We determined that the recorded value for our NPC fiber asset was impaired at December 31, 2003 and recorded a $5.4 million charge in the fourth quarter in the financial statements included in
Part II of this report.

Free Cable Modem Service. On January 26, 2004, we began offering new and current customers free LiteSpeed cable modem Internet service when they sign up for certain of our other services. LiteSpeed uses cable modems and is designed for dial-up Internet access customers who want more Internet download speed and greater convenience. Cable modems transmit data reliably at a much faster rate than dial-up connections and do not tie up the telephone line. Our cable modem service is available to a high percentage of Alaska homes in Anchorage, Bethel, Cordova, Fairbanks, Homer, Juneau, Kenai, Ketchikan, Kodiak, Nome, Palmer, Petersburg, Seward, Sitka, Soldotna, Valdez, Wasilla, and Wrangell.

Alaska Supreme Court Decision and Settlement. ACS, through subsidiary companies, provides local telephone services in Fairbanks and Juneau, Alaska. The ACS subsidiaries are classified as Rural Telephone Companies under the 1996 Telecom Act, which entitles them to an exemption of certain material interconnection terms of the 1996 Telecom Act, until and unless such "rural exemption" is examined and not continued by the RCA. On October 11, 1999, the RCA issued an order terminating rural exemptions for the ILECs operating in the Fairbanks and Juneau markets so that we could compete with these companies in the provision of local telephone service. Upon appeal by ACS, on December 12, 2003, the Alaska Supreme Court issued a decision in which it reversed the RCA's rural exemption decision on the procedural ground that the competitor, not the incumbent, must shoulder the burden of proof. The Court remanded the matter to the RCA for reconsideration with the burden of proof assigned to us. Additionally, the Court left it to the RCA to decide as a matter of discretion whether to change the state of competition during the remand period. In accordance with the Court's ruling, the RCA re-opened the rural exemption dockets and scheduled a hearing to commence on April 19, 2004. Additionally, the RCA issued a ruling on January 16, 2004, in which the RCA determined that we can continue to rely on unbundled network elements from ACS to serve our existing customers in Juneau and Fairbanks but that we may not serve new customers through purchase of unbundled network elements pending the completion of the remand proceeding.

On April 20, 2004, we announced that a joint settlement was reached that substantially resolved a number of legal and regulatory proceedings between ACS and us. Among other things, terms of the settlement are as follows:
     o ACS relinquishes all claims to exemptions from full local telephone competition in Fairbanks and Juneau,
     o New rates for unbundled loops in Fairbanks and Juneau beginning January 1, 2005,
     o Resolution of UNE loops provided with ILEC switching (UNE-Platform) leasing issues for the Fairbanks and Juneau markets, and
     o Extension of existing interconnection agreements between ACS and us for Fairbanks and Juneau until January 1, 2008.

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

We generated consolidated revenues of $424.8 million in 2004. We ended the year with approximately 91,300 long-distance customers, 112,100 local access lines in service, 134,700 basic cable subscribers, and 101,600 Internet subscribers, including 65,500 cable modem subscribers. A substantial number of our customers subscribe to product bundles that include two or more of our services. The National Cable and Telecommunications Association ("NCTA") reports that we were the 25th largest MSO in the U.S. as of September 30, 2004.

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

We operate a broadband communications network that permits the delivery of a seamless integrated bundle of communications, entertainment and information services. We offer a wide array of consumer and business communications and entertainment services -- including local telephone, long-distance and wireless communications, cable television, consulting services, network and desktop computing outsourced services, and dial-up, broadband (cable modem, wireless and DSL) and dedicated Internet access services at a wide range of speeds -- all under the GCI brand name.

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

Favorable Alaskan Market Dynamics. The Alaskan communications market is characterized by its large geographic size and isolated markets that include a combination of major metropolitan areas and small, dense population clusters, which create a deterrent to potential new entrants. Due to the remote nature of its communities, the state's residents and businesses rely extensively on our systems to meet their communications needs. We believe that, when compared to national averages, Alaskan households spend more on communications services. According to the United States Census Bureau, the median household income in Alaska was 27% higher than the three-year United States national average from 2001 to 2003, and according to the Alaska Department of Revenue, in 2003, federal spending in Alaska was up 4%, year over year. We believe there is a positive outlook for continued growth.

Experienced Management Team. Our experienced management team has a proven track record and has consistently expanded our business and improved our operations. Our senior management averages more than 24 years of experience in the communications industry and more than 19 years with our company.

Business Strategy

We intend to continue to increase revenues and cash flow using the following strategies:

     Continue to Offer Bundled Products. We offer innovative service bundles to meet the needs of our residential and business customers. Bundling our services significantly improves customer retention, increases revenue per customer and reduces customer acquisition expenses. Our experience indicates that our bundled customers are significantly less likely to churn, and we experience less price erosion when we effectively combine our offerings. Bundling improves our top line growth, provides operating cost efficiencies that expand our margins and drives our overall business performance. As a measure of success to date, substantially all of our local customers subscribe to our long-distance service and approximately one-half of our cable video subscribers also subscribe to our high-speed Internet service.

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

     Deliver Industry Leading Customer Service. We have positioned ourselves as a customer service leader in the Alaska communications market. We operate our own customer service department and maintain and staff our own call centers. We have empowered our customer service representatives to handle most service issues and questions on a single call. We prioritize our customer services to expedite handling of our most valuable customers' issues, particularly for our largest business customers. We believe our integrated approach to customer service, including setting up the service, programming various network databases with the customer's information, installation, and ongoing service, allows us to provide a customer experience that fosters customer loyalty.

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

     Expand Our Product Portfolio and Footprint in Alaska. Throughout our history, we have successfully added and expect to continue to add new products to our product portfolio. Management has a demonstrated history of evaluating potential new products for our customers, and we will continue to assess revenue-enhancing opportunities that create value for our customers. In addition to new services such as digital video recorders, HDTV and video-on-demand, we are also expanding the reach of our core products to new markets. Where feasible and where economic analysis supports geographic expansion of our network coverage, we expect to pursue opportunities to increase the scale of our facilities, enhance our ability to serve our existing customers' needs and attract new customers.

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

Alaskans continue to rely extensively on satellite-based long-distance transmission for intrastate calling between remote communities where investment in a terrestrial network would be uneconomic or impractical. Also, given the geographic isolation of Alaska's communities and lack, in many cases, of major civic institutions such as hospitals, libraries and universities, Alaskans are dependent on communications services to access the resources and information of large metropolitan areas in Alaska, the rest of the United States and elsewhere. In addition to satellite-based communications, the communications services infrastructure in Alaska includes fiber optic cables between Anchorage, Valdez, Fairbanks, Prudhoe Bay, Seward, Kenai/Soldotna, Palmer/Wasilla, Homer and Juneau, traditional copper wire, and digital microwave radio on the Kenai Peninsula and other locations. For interstate and international communications, Alaska is connected to the Lower 48 States by four fiber optic cables, one of which was taken out of service in January 2004. See "Part I -- Item 1 -- Business -- Historical Development of our Business During the Past Fiscal Year -- Fiber System Taken out of Service" for more information.

Fiber optics is currently the preferred method of carrying Internet, voice, video, and data communications over long-distances, eliminating the delay commonly found in satellite connections. Widespread use of high capacity fiber optic facilities is expected to allow continued expansion of business, government, educational, and health care infrastructure in Alaska.

Long-Distance Services

Industry. Until the 1970s, AT&T had a virtual monopoly on long distance service in the United States. In the 1970s, competitors such as MCI and Sprint began to offer long distance service. With the gradual emergence of competition, basic rates dropped, calling surged, and AT&T's dominance declined. More than 900 companies now offer wire-line long distance service. AT&T's 1984 toll revenues were approximately 90% of those reported by all long distance carriers. The FCC's regulation of AT&T as a "dominant" carrier ended in 1995. By 2003, AT&T's revenues had declined to approximately 29% of all toll revenues. The two largest market entrants, MCI and Sprint, have obtained a 28% combined market share through 2003. BellSouth, Quest, SBC and Verizon have obtained a 15% combined market share in 2003 as compared to 9% in 2000.

The FCC reports that approximately $78.6 billion was derived from toll services in 2003 as compared to $109.6 billion in 2000. In 2002, residential customers generated over 45% of toll revenues, and 35% of residential toll phone calls were interstate as opposed to 47% of minutes. In 2002, approximately 31% of total toll services revenue was derived from intrastate, 51% was derived from domestic interstate, and 18% was derived from international toll services. Interstate long distance toll revenues increased approximately 62% from $26 billion in 1984 to $43 billion in 2002, and intrastate toll revenues increased approximately 23% from $21 billion in 1984 to $26 billion in 2002, despite significant rate reductions in both categories during this period. Significant decreases occurred in 2002 as compared to 2001, with interstate long distance and intrastate toll revenues each decreasing approximately 13%.

The FCC reports that total interstate switched access minutes have declined 21.7% from 2000 to 2003; from 566.9 billion to 444.1 billion, respectively. Average revenue per minute of long distance calling dropped from $0.32 in 1984, when competitive discount and promotional long distance plans were introduced, to $0.09 in 2002. This average price per minute represents a mix of international calling (an average of 28 cents per minute) and domestic interstate calling (an average of 7 cents per minute). The decline in prices since 1984 is more than 80% after adjusting for the impact of inflation. The annual rate of change in the consumer price index for all telephone services between 2002 and 2003 was reported to be -2.7% as compared to 1.9% for all services. Local residential services (based on monthly service charges, message unit charges, leased equipment, installation, enhanced services, taxes, subscriber line charges, and all other consumer expenditures associated with telephone services except long distance charges) increased 2.6% in 2003 as compared to 2002, while interstate toll service decreased 10.9% and intrastate toll service decreased 9.4% during the same period. The average revenue per minute for interstate and international calls in 1990 was $0.28 (adjusted for inflation) as compared to $0.09 in 2002.

The FCC reports that approximately 2% of all consumer expenditures are devoted to telephone service. This percentage has remained relatively constant over the past 15 years, despite major changes in the industry and in telephone usage. Average annual expenditures for telephone service increased from $877 per household in 2000 to $996 in 2002.

The FCC reports that approximately 106 million U.S. households had telephone services as of March 2004, an increase of 28 million households since 1983. An estimated 93.8% of households and virtually all businesses in the United States subscribed to telephone service in July 2004. Approximately 92.9% of households subscribed to telephone service in 1980.

The FCC reports that primary lines in service in the United States have grown over time, averaging approximately 3% per year, which, until 2000, had historically reflected growth in the population and the economy. Since then, the number of lines provided by wireline carriers has declined. The FCC reports that consumer substitution of wireless service for wireline service, and consumer elimination of second lines when they move from dial-up Internet service to broadband service may explain the decrease. The percentage of additional wirelines for households with telephone service has increased significantly, from approximately 3% in 1988 to approximately 26% in 2000, and decreased back to 18% in 2002.

International communications continues to be an important segment of the communications market. The FCC reports that the number of calls made from the United States to other countries increased from 200 million in 1980 to 6.1 billion in 2002, and that Americans spent approximately $11.5 billion on international telephone and private line services in 2002. Consistent with domestic toll rates per minute, international toll rates per minute have decreased significantly. On average, carriers billed 28 cents per minute for international calls in 2002, a decline of more than 79% since 1980. Five markets, Canada, Mexico, the United Kingdom, Germany, and India, accounted for approximately 41% of the international calls billed in the United States in 2002. AT&T, MCI, and Sprint combined accounted for 82% of the international service billed in the United States in 2002.

While the 1996 Telecom Act has facilitated competition and rapid growth in the communications market, the last three years have been a tumultuous time for that marketplace. Industry analysts believe that overly optimistic projections of data growth spurred companies to invest large amounts of capital to boost network capacity. While demand for communications services grew, it did not grow at a sufficient pace to justify the substantial build-out of fiber capacity. A wide gap developed between the supply of network capacity and the demand for data transmission. Network owners refocused their efforts to demonstrate profitability over a much shorter time horizon than initially projected. A downward spiral ensued, as some communications carriers went out of business after failing to generate sufficient revenues to service their accelerating debt loads. The resultant slowdown in capital expenditures left equipment manufacturers with surplus inventory and personnel. Excess capacity and new technology is expected to enable more competition.

The communications industry stabilized in 2003, but remains stagnant. Intense price competition continues, with continuing technological innovations threatening established services.

Growth in demand for data services is expected to continue to be a key component of industry revenue growth. We believe that the data communications business will eventually rival and perhaps become larger than the traditional voice telephony market. The continuing migration of voice and other traffic from analog to digital transmission and the growth in data attributed to broadband applications are expected to fuel the growth in data with inevitable industry realignment expected to continue.

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

We believe that federal and state legislators, courts and regulators will continue to influence the communications industry in 2005. Consummation of mergers between and spin-offs from long-distance companies, local access services companies, ISPs and cable television companies is expected to continue to occur which blurs the distinction between product lines and competitors.

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

See "Part I -- Item I -- Business -- Regulation, Franchise Authorizations and Tariffs -- Long-Distance Services" for more information.

General. We supply a full range of common carrier long-distance and other communications products and services. We operate a modern, competitive communications network employing the latest digital transmission technology based upon fiber optic facilities within and between Anchorage, Fairbanks and Juneau, Alaska. Our facilities include two self-constructed and financed digital undersea fiber optic cables and additional owned capacity on another undersea fiber optic cable (which was taken out of service in January 2004, (see "Part I -- Item 1 -- Business -- Historical Development of our Business During the Past Fiscal Year -- Fiber System Taken out of Service"), linking our Alaska terrestrial networks to the networks of other carriers in the Lower 49 States. We use satellite transponders to transmit voice and data traffic to remote areas of Alaska. We operate digital microwave systems to link Anchorage with the Kenai Peninsula, and our Prudhoe Bay Earth Station with Deadhorse. Digital microwave facilities also are used to back up our fiber facilities from Anchorage to our Eagle River earth station, and to our Fairbanks earth station from our Fairbanks distribution center. Virtually all switched services are computer controlled, digitally switched, and interconnected by a packet switched SS7 signaling network.

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

Products. Our long-distance services industry segment is engaged in the transmission of interstate and intrastate-switched message telephone service and Private Line and Private Network communications service between the major communities in Alaska, and the remaining United States and foreign countries. Our message toll services include intrastate, interstate and international direct dial, toll-free 800, 888, 877 and 866 services, our calling card, operator and enhanced conference calling, frame relay, SDN, ISDN technology based services, as well as terminating northbound MTS traffic for MCI, Sprint and several large resellers who do not have facilities of their own in Alaska. We also provide origination of southbound calling card and toll-free 800, 888, 877 and 866 toll services for MCI, Sprint, and other IXCs. We offer our message services to commercial, residential, and government subscribers. Subscribers generally may cancel service at any time. Toll, Private Line, broadband and related services account for approximately 45.7%, 49.6% and 53.5% of our 2004, 2003 and 2002 revenues, respectively. Broadband services include our SchoolAccess(TM) and Rural Health initiatives. Private Line and Private Network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location.

We have positioned ourselves as a price, quality, and customer service leader in the Alaska communications market. The value of our long-distance services is generally designed to be equal to or greater than that for comparable services provided by our competitors.

In addition to providing communications services, we also design, sell, install, service and operate, on behalf of certain customers, communications and computer networking equipment and provide field/depot, third party, technical support, communications consulting and outsourcing services through our Network Solutions business. We also supply integrated voice and data communications systems incorporating interstate and intrastate digital Private Lines, point-to-point and multipoint Private Network and small earth station services. Our Network Solutions sales and services revenue totaled $13.8 million, $11.9 million, and $12.4 million in the years ended December 31, 2004, 2003 and 2002, respectively, or approximately 3.2%, 3.0% and 3.4% of total revenues, respectively. Presently, there are a number of competing companies in Alaska that actively sell and maintain data and voice communications systems. Network Solutions' managed services and product sales results are reported in the All Other category in the Consolidated Financial Statements included in Part IV of this report.

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

We constructed a new undersea fiber optic cable system connecting Seward, Alaska to Warrenton, Oregon that we placed into service in June 2004. This fiber optic cable system is designated AULP West and the original undersea fiber optic cable system is now designated AULP East. The Seward cable landing station connects to our network in Anchorage and the Warrenton cable landing station connects to our network in Seattle via long-term leased capacity. The combination of AULP West and AULP East provides us with the ability to provide fully protected geographically diverse routing of service between Alaska and the Lower 48 States.

These undersea fiber optic cable systems allow us to carry our military base traffic and our Anchorage, Delta Junction, Eagle River, Fairbanks, Girdwood, Glenallen, Healy, Juneau, Seward, Valdez, Wasilla, and Whittier, Alaska traffic to and from the contiguous Lower 48 States and between these instate locations over terrestrial circuits, eliminating the one-half second round trip delay associated with satellite circuits.

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

We use SONET as a service delivery method for our terrestrial metropolitan area networks as well as our long-haul terrestrial and undersea fiber optic cable networks. As of December 31, 2004 we have completed interconnection of approximately 203 businesses and co-location facilities within the Anchorage, Juneau and Fairbanks metropolitan areas, as well as the 800-mile long TransAlaska Pipeline System right of way that connects Valdez to Prudhoe Bay, Alaska. We currently connect Anchorage, Whittier, Juneau and Seattle through our AULP East undersea fiber network. We use SONET-based next generation multi-service nodes for purposes of delivering traditional TDM services (at DS-0, DS-1 and DS-3 data rates) as well as next generation services, such as optical OC-n and Ethernet. We have expanded our digital cross-connect capacity through the addition of three large 3:1 cross connects located in Anchorage and Seattle.

A fiber optic cable system from our Anchorage distribution center connects to the MTA Eagle River central office and to our major hub earth station in Eagle River. The Issaquah earth station is connected with the Seattle distribution center by means of diversely routed leased fiber optic cable transmission systems, each having the capability to restore the other in the event of failure. The Juneau earth station and distribution centers are collocated. We have digital microwave facilities serving the Kenai Peninsula communities. We maintain earth stations in Fairbanks (linked by digital microwave to the Fairbanks distribution center), Juneau (collocated with the Juneau distribution center), Anchorage (Benson earth station), and in Prudhoe Bay as fiber network restoration earth stations. Our Benson earth station also uplinks our statewide video service; such service may be pre-empted if earth station capacity is needed to restore our fiber network between Anchorage and Prudhoe Bay.

We constructed an earth station in Platinum, Alaska in 2004. This station was constructed to support our telemedicine network. Two additional earth stations in McGrath and Yakutat, Alaska are expected to be placed into service in the first quarter of 2005.

We use our DAMA facilities to serve 57 additional locations throughout Alaska. DAMA is a digital satellite earth station technology that allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality. In 1996, we obtained the necessary RCA and FCC approvals waiving prohibitions against construction of competitive facilities in certain rural Alaska communities, allowing for deployment of DAMA technology in 56 sites in rural Alaska on a demonstration basis. These prohibitions were removed by the FCC on August 6, 2003 allowing us to begin deploying earth stations in more locations in Alaska. In addition, 72 (for a total of 129) C-band facilities provide dedicated Internet access, Telehealth and Private Network services to rural public schools, hospitals, health clinics, and natural resource development industries throughout Alaska. Our Network of 86 Ku- band facilities provide dedicated Internet access, Telehealth and private network services to rural public schools, hospitals, health clinics, and natural resource development industries throughout Alaska, and in 13 locations in the Lower 48 States.

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

We have constructed a switching center and ILEC collocation offices in Fairbanks, and have installed a Lucent switch to enable the provisioning of local telephone access services in that market. Substantially all toll traffic originating in Fairbanks is routed to Anchorage. Fairbanks UNE loop provisioning began in early 2002.

We installed a Lucent switch in our Juneau distribution center and collocation offices at several of the Juneau ILEC central offices, enabling local services to be launched in the Juneau market in 2002. Our collocation facilities enable UNE loop access to a portion of the Juneau ILEC's loop facilities. See "Part I -- Item 1 -- Business -- Historical Development of our Business During the Past Fiscal Year -- Alaska Supreme Court Decision and Settlement" for more information.

We own and use Lucent 5ESS switches in Anchorage and Seattle. The Anchorage switch serves as our primary long distance switch in Alaska, enabling additional network efficiencies.

Our operator services traffic is processed by an integrated services platform that also hosts answering services, directory assistance, and internal conferencing services.

We employ satellite transmission for rural intrastate and interstate traffic and certain other major routes. We acquired satellite transponders on PanAmSat Corporation ("PanAmSat") Galaxy XR satellite in March 2000 to meet our long-term satellite capacity requirements. We further augmented capacity on Galaxy XR with the lease of a seventh C-band transponder in October, 2002. See "Part I -- Item 1 -- Business -- Historical Development of our Business During the Past Fiscal Year -- Galaxy XR Satellite Propulsion System Failure" for more information.

As demand for redundant, geographically diverse capacity on our network increases, we will need to further augment our facilities between Alaska and the Lower 48 States. See "Part I -- Item 1 -- Business -- Historical Development of our Business During the Past Fiscal Year -- AU East Capacity Expansion" for more information.

In June 2004 we completed the construction of AULP West connecting Seward, Alaska and Warrenton, Oregon, with leased backhaul facilities to connect it to our switching and distribution centers in Anchorage, Alaska and Seattle, Washington. Capital expenditures for this project totaled approximately $50.1 million, most of which was funded through our operating cash flows.

We employ a packet data satellite transmission technology for the efficient transport of broadband data in support of our rural health and SchoolAccessTM initiatives. We expect to further expand and upgrade this network during 2005. An upgrade of the packet data satellite transmission equipment to a more bandwidth efficient modulation scheme is expected to be completed during the first quarter of 2005. In addition, our SchoolAccessTM and rural wireless Internet service is partially provisioned over a satellite based digital video broadcast carrier that is scheduled to convert to a more efficient modulation scheme during the first quarter of 2005. These projects reduce the requirement for new satellite transponder bandwidth to support expected growth in rural health, distance learning and rural Internet services.

Emerging technology that facilitates more efficient transport of fixed assigned point-to-point satellite transmissions is expected to become available during the first quarter of 2005. This technology allows fixed point-to-point transmissions between two earth stations to transmit at the same frequency. Successful implementation of this new technology may reduce the requirement for new satellite bandwidth to meet our needs as expected growth in demand for our services occurs. We are investigating the possible use of this new technology to further increase the efficiency of bandwidth utilization for a portion of our satellite network.

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

Customers. We had approximately 91,300, 85,600 and 88,200 active Alaska long-distance message telephone service subscribers at December 31, 2004, 2003 and 2002, respectively. Approximately 11,200, 11,300 and 11,600 of these were business and government users at December 31, 2004, 2003 and 2002, respectively, and the remainder were residential customers. Increases in our total customer counts were primarily attributed to our successful efforts to acquire and retain customers due to popular product bundle offerings. Decreases in our business and government customer counts were primarily attributed to continuing competitive pressures in Anchorage and other markets we serve. Message telephone service revenues (excluding broadband, operator services and Private Line revenues) averaged approximately $9.9 million per month during 2004.

Equal access conversions have been completed in all communities we serve with owned facilities. We estimate that we carry nearly 50% of combined business and residential traffic as a statewide average for both originating interstate and intrastate message telephone service traffic.

A summary of our switched long-distance message telephone service traffic (in minutes) follows:

                                       Interstate Minutes
                             ---------------------------------------
                                                                                  Combined
                                                                                 Interstate
                                                                       Inter-    and Inter-       Intra-
                                   South-        North-     Calling   national    national        state         Total
For Quarter ended                  bound         bound        Card    Minutes     Minutes        Minutes       Minutes
-----------------------------------------------------------------------------------------------------------------------
                                                              (Amounts in thousands)
 March 31, 2002                   133,455        91,061       1,683     1,413      227,612        40,781       268,393
 June 30, 2002                    144,143       105,001       1,582     1,462      252,188        44,528       296,716
 September 30, 2002               159,564        90,839       1,463     1,527      253,393        46,860       300,253
 December 31, 2002                138,735        78,483       1,341     1,506      220,065        43,595       263,660
                             ------------------------------------------------------------------------------------------
     Total 2002                   575,897       365,384       6,069     5,908      953,258       175,764     1,129,022
                             ==========================================================================================

 March 31, 2003                   132,172        78,882       1,186     1,487      213,727        45,345       259,072
 June 30, 2003                    142,333        83,749       1,107     1,508      228,697        52,489       281,186
 September 30, 2003               159,439        96,512       1,055     1,514      258,520        55,918       314,438
 December 31, 2003                144,829       107,620       1,013     1,546      255,008        49,553       304,561
                             ------------------------------------------------------------------------------------------
     Total 2003                   578,773       366,763       4,361     6,055      955,952       203,305     1,159,257
                             ==========================================================================================

 March 31, 2004                   149,354        94,845         909     1,685      246,793        54,629       301,422
 June 30, 2004                    150,804        83,268         820     1,755      236,647        57,140       293,787
 September 30, 2004               164,019        82,190         767     1,776      248,752        62,055       310,807
 December 31, 2004                147,487        86,285         744     1,713      236,229        54,839       291,068
                             ------------------------------------------------------------------------------------------
     Total 2004                   611,664       346,588       3,240     6,929      968,421       228,663     1,197,084
                             ==========================================================================================
   --------------------------
   All minutes data were taken from our internal billing statistics reports.
   ---------------------------

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

Concurrently with these agreements, MCI purchased approximately 31% of GCI's Common Stock and presently two representatives serve on our Board. In conjunction with our acquisition of cable television companies in 1996, MCI purchased an additional two million shares at a premium to the then current market price for $13 million or $6.50 per share. MCI sold 4.5 million shares of GCI Class A common stock in 2002. On December 7, 2004 we repurchased 3,751,509 of our Class A common shares at $8.33 per share and $10 million face value of our Series C Preferred Stock from MCI. The aggregate amount of the equity repurchase totaled $41.3 million. At December 31, 2004, MCI owns approximately 2.0% of GCI's Common Stock.

Revenues attributed to MCI's message telephone traffic from these agreements (excluding Private Line and other revenues) in 2004, 2003 and 2002 totaled $52.8 million, $57.8 million and $54.7 million, or 12.4%, 14.8% and 14.9% of total revenues, respectively. The contract was amended in March 2001 extending its term five years to March 2006. The amendment reduced the rate to be charged by us for certain traffic over the extended term of the contract.

On July 21, 2002 MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. Chapter 11 allows a company to continue operating in the ordinary course of business in order to maximize recovery for the company's creditors and shareholders. On July 24, 2003, our contract to provide interstate and intrastate long-distance services to MCI was extended for a minimum of five years to July 2008. The agreement sets the terms and conditions under which we originate and terminate certain types of long-distance and data services in Alaska on MCI's behalf. In exchange for extending the term of this exclusive contract, MCI will receive a series of rate reductions implemented in phases over the life of the contract. On October 31, 2003, MCI's reorganization plan was approved by the United States Bankruptcy Court and MCI emerged from bankruptcy protection on April 20, 2004.

On February 14, 2005 Verizon Communications Inc. announced it has agreed to acquire MCI for $4.8 billion in equity and $488 million in cash. In addition, MCI will pay its shareowners quarterly and special dividends of $4.50 per share, worth $1.463 billion. In total, the transaction values MCI shares at $20.75 a share, or $6.746 billion. The board of directors of both companies are reported to have approved the agreement. In addition to MCI shareowner approval, the acquisition requires regulatory approvals, which the companies are targeting to obtain in about a year. Verizon has allowed MCI two weeks beginning in early March 2005 to conduct additional talks with Quest Communications International, Inc., another potential buyer. We are unable to predict the impact that a merger with or an acquisition of MCI will have upon us in the long-term, however given the materiality of MCI's revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

In 1993 we entered into a long-term agreement with Sprint, pursuant to which we agreed to terminate all Alaska-bound Sprint long-distance traffic and Sprint agreed to handle substantially all of our international traffic. Services provided pursuant to the contract with Sprint resulted in message telephone service revenues (excluding Private Line and other revenues) in 2004, 2003 and 2002 of approximately $14.9 million, $18.3 million and $23.5 million, or approximately 3.5%, 4.7% and 6.4% of total revenues, respectively. The contract was amended in March 2002 extending its term five years to March 2007, with two one-year automatic extensions thereafter. The amendment reduces the rate to be charged by us for certain traffic over the extended term of the contract.

With the contracts and amendment described above, we believe that MCI and Sprint, our two largest customers, will continue to make use of our services during the extended term. MCI was a major customer of our long-distance services industry segment through 2004. Sprint met the threshold for classification as a major customer through 1998, and met the threshold again in 2001.

Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to our carrier customers by their customers. Pricing pressures, new program offerings, revised business plans, and market consolidation continue to evolve in the markets served by our carrier customers. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and we may have to respond to competitive pressures, consistent with federal law. We are unable to predict the effect of such changes on our business; however the loss of one or both of MCI or Sprint as customers, a material adverse change in our relationships with them or a material loss of or reduction in their long-distance customers would have a material adverse effect on our financial position, results of operations or liquidity.

We provide various services to the State of Alaska, BP Alaska, Wells Fargo Bank Alaska, First National Bank of Alaska, and Alyeska Pipeline Service Company. Although these customers do not meet the threshold for classification as major customers, we do derive significant revenues and operating income from them. There are no other individual customers, the loss of which would have a material impact on our revenues or operating income.

We provided broadband, Private Line and Private Network communications products and services, including SchoolAccessTM and rural health Private Line facilities, to 452 commercial and government customers at the end of 2004. These products and services generated approximately 17.2%, 15.9% and 14.8% of total revenues during the years ended December 31, 2004, 2003 and 2002, respectively.

Although we have several agreements to facilitate the origination and termination of international toll traffic, we have neither foreign operations nor export sales. See "Part I -- Item 1 -- Business -- Financial Information about our Foreign and Domestic Operations and Export Sales" for more information.

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

In the long-distance market, we compete against AT&T Alascom, ACS, MTA, and certain smaller rural local telephone carrier affiliates. There is also the possibility that new competitors will enter the Alaska market. In addition, wireless services continue to grow as an alternative to wireline services as a means of reaching customers.

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

On January 31, 2005 SBC Communications Inc. ("SBC") and AT&T announced an agreement for SBC to acquire AT&T. Under terms of the agreement, approved by the boards of directors of both companies, shareholders of AT&T will receive total consideration currently valued at $19.71 per share, or approximately $16 billion. The acquisition, which is subject to approval by AT&T's shareholders and regulatory authorities, and other customary closing conditions, is expected to close by the first half of 2006. We cannot predict how this transaction will affect us at this time.

ACS and other LECs have entered the interstate and international long-distance market, and pursuant to RCA authorization, entered the intrastate long-distance market. ACS and other LECs generally lease or buy long-haul capacity on long-distance carriers' facilities to provide their interstate and intrastate long-distance services.

Another carrier completed construction of fiber optic facilities connecting points in Alaska to the Lower 48 States in 1999. The additional fiber system provides direct competition to services we provide on our owned fiber optic facilities, however this fiber system also provides an alternative routing path for us in case of a major fiber outage in our systems. This carrier filed for Chapter 11 bankruptcy in 2001 and its assets were sold in 2002. We completed construction of the AULP West fiber optic cable system in June 2004 that provides us with owned capacity for route diversity.

In the wireless communications services market, we closed a 10-year distribution agreement with Dobson in 2004 allowing us to resell Dobson cellular services. See "Part I -- Item 1 -- Business -- Historical Development of our Business During the Past Fiscal Year -- Cellular Services Distribution Agreement" for more information. We provide limited wireless local access and Internet services using our own facilities. We compete against Dobson, ACS, Alaska DigiTel LLC, and resellers of those services in Anchorage and other markets.

The wireless communications industry continues to experience significant consolidation. In October 2004 Cingular Wireless LLC, a joint venture between SBC Communications Inc. and BellSouth Corp., reported that it completed its previously announced merger with AT&T Wireless Services Inc. Dobson acquired its Anchorage wireless properties in a 2003 asset exchange with AT&T Wireless. Dobson has acquired wireless companies and negotiated roaming arrangements that give it a national presence. Mergers and joint ventures in the industry have created large, well-capitalized competitors with substantial financial, technical, marketing and other resources. These competitors may be able to offer nationwide services and plans more quickly and more economically than we can, and obtain roaming rates that are more favorable than those that we obtain.

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

We expect competition to increase as new technologies, products and services continue to develop. We cannot predict which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services. Our ability to compete successfully will depend on marketing and on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, economic conditions, market and competitor consolidation, and pricing strategies by competitors. To the extent we do not keep pace with technological advances or fail to timely respond to changes in competitive factors in our industry and in our markets we could lose market share or experience a decline in our revenue and net income. Competitive conditions create a risk of market share loss and the risk that customers shift to less profitable lower margin services. Competitive pressures also create challenges to our ability to grow new business or introduce new services successfully and execute our business plan. Each of our business segments also faces the risk of potential price cuts by our competitors that could materially adversely affect our long-distance segment market share and results of operations.

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

During the last 50 years, the cable television industry has experienced extensive growth and transformation. From initially offering clear reception of broadcast stations, cable has grown into a broadband provider of video, Internet and voice telephone services, expanding from analog technology to an increasingly digital platform. The NCTA reports that more than one-third of U.S. cable customers were reported to have subscribed to digital cable television service at the end of the third quarter of 2004.

The 1996 Telecom Act enabled cable television operators to undertake a multiyear upgrade of cable system infrastructure and lead in the transition from an analog platform to a broadband digital platform. Industry progress was made in 2004 to further deploy HDTV, video-on-demand, interactive and other new consumer-driven services that rely on the broadband digital platform.

Cable television operators and programmers began providing HDTV services in 2002. HDTV has been described by some analysts as the most dramatic change for viewers since the introduction of color television. The NCTA reports that as of September 1, 2004, 90 million U.S. television households were passed by a cable system that offered HDTV, a growth of 140% since January 1, 2003, when HDTV was available to 37.5 million households. In addition, the amount of cable HDTV programming increased steadily, and now comes from a broader programming services group.

The NCTA reported that in December 2002, the consumer electronics and cable industries reached agreement on standards for the creation of digital cable ready equipment for the home. The FCC approved those standards in September 2003 and new sets are readily available in retail outlets. However, this first generation of standards does not address interactive services, including, among other things, pay-per-view programming, video-on-demand, interactive program guides, interactive gaming, and interactive retailing. Customers must still use set-top boxes to receive those services.

The NCTA reported that at December 31, 2004, more than 113 million homes were passed by cable plant with a capacity of at least 550MHz, and over 99 million homes were passed by systems with a capacity of 750MHz or higher. The FCC reports that the cable industry has upgraded almost 91% of its plant to 750MHz capacity or higher. The NCTA reported that more than 105 million households were reported to have been passed by activated two-way plant at the end of 2004. Industry analysts forecast that more than 109 million households will be passed by activated two-way plant by the end of 2005. These upgrades position cable companies to compete more effectively with their DBS competitors.

The growth of DBS is still, in part, attributable to the authority granted to DBS operators to distribute local broadcast television stations in their local markets by the Satellite Home Viewer Improvement Act of 1999 ("SHVIA"). In November 2004, the U.S. Congress passed a five-year extension of the SHVIA, which allows DBS operators to retransmit distant broadcast TV signals to underserved areas.

Continued DBS subscriber growth is expected as local programming is offered in more markets. The FCC reports that DBS continues to increase its share of the MVPD market, while other MVPD providers continue to experience losses in market share.

The NCTA reports that basic cable customers increased approximately 0.3% in 2004 to 73.6 million, while non-cable MVPD customers increased 7.7% to 26.9 million customers during the first three quarters of 2004. Between December 1994 and September 2004, the number of non-cable MVPD customers increased from 4.2 million to 26.9 million.

The North American cable TV market was reported by the FCC to have remained stable in 2004, while DBS subscriberships increased at double-digit rates of growth. The FCC reports that DBS subscribership continues to grow at nearly double digit rates of growth every year, and its share of the marketplace is increasing.

The NCTA reports that while the number of basic cable TV subscribers increased approximately 0.3% in 2004, digital cable TV subscriber growth reached 13% during the year ended September 30, 2004. Analysts believe that cable TV subscriber growth in the future may result from cable television operators' ability to attract new subscribers to their traditional analog video services, and from ongoing deployments of digital video, video-on-demand, voice, and high-speed data services. Analysts believe that expanded digital services allow cable operators to differentiate their services from competing telecommunications and pay-TV service providers.

As a converged platform, cable is a viable competitive alternative outside its traditional video space, not only in the broadband space as a competitor with technology such as DSL, but also in traditional telephony services as voice becomes another application that is carried on data centric networks.

The most significant convergence of service offerings over cable plant continues to be the pairing of Internet service with other service offerings. Cable operators continue to build-out the broadband infrastructure that permits them to offer high-speed Internet access. The most popular way to access the Internet over cable is still through the use of a cable modem and personal computer. Virtually all of the major multiple system operators offer Internet access via cable modems in portions of their service areas. Like cable, the DBS industry is developing ways to bring advanced services to their customers. Many MMDS and private cable operators also offer Internet access services. In addition, broadband services providers continue to build advanced systems specifically to offer a bundle of services, including video, voice, and high-speed Internet access. We currently offer high-speed cable modem access in Anchorage, Bethel, Cordova, Juneau, Eielson Air Force Base, Elmendorf Air Force Base, Fairbanks, Fort Richardson, Fort Wainwright, Homer, Kenai, Kodiak, Ketchikan, Nome, North Pole, Palmer, Petersburg, Seward, Sitka, Soldotna, Wasilla, Wrangell, and Valdez.

The cable industry has expanded its competitive offerings to include business and residential telephone services delivered over its fiber optic infrastructure. Cable-delivered telephone service is a natural extension of a network already capable of delivering digital and broadband services and products. Once upgraded to a two-way capability, a cable system can offer telephone service over the same cable line that already carries digital video, high speed Internet, and other advanced services to consumers. Cable operators are beginning to deploy voice over IP telephony in addition to circuit-switched telephony offerings. Circuit-switched service requires large capital expenditures for switching equipment in addition to facility upgrades. Voice over IP is more modular and does not require the large upfront cost needed to deploy circuit-switched service. Voice over IP utilizes the data path already built, and is expected to allow for easy software changes and additions to service packages including innovative combinations of voice, data, and fax services. The NCTA reports that cable-delivered residential telephone service subscribers in the United States totaled an estimated 2.8 million through September 2004.

With digital transmissions and compression, cable operators are better able to offer a variety and quality of channels to rival DBS and video-on-demand. In 2000 we installed a commercial version of video-on-demand for the Anchorage hotel market and continue to evaluate the feasibility of deploying a video-on-demand technology in the residential market. With this service, customers can access a wide selection of movies and other programming at any time, with digital picture quality.

Kagan World Media reported that estimated 2004 total cable industry revenue reached $57.6 billion, an approximate 12.3% increase from $51.3 billion in 2003. Operators face constant pressure to keep rate increases at a minimum. According to the FCC, the average monthly rate for cable services rose 5.4% over the 12-month period ending January 1, 2004 to $45.32, as compared to a 7.8 percent increase reported over the 12-month period ending January 1, 2003. Over the past several years, the FCC reports that operators have averaged annual rate increases in the 5% range.

The FCC reports that cable operators attributed rate increases to increased programming costs, an increase in the number of video and non-video services offered, system upgrades, and general inflationary pressures. The escalation of programming costs continues to adversely impact the economics of cable operators. Programming costs are reported to be the largest cost item for major system operators and the fastest growing operating cost item for most. The NCTA reported that, on the basis of financial data supplied to them by nine cable operators, they found that these operators' yearly programming expenses, on a per-subscriber basis, increased from $122 in 1999 to $180 in 2002 -- a 48 percent increase.

The NCTA reports that cable penetration of TV households totaled 67.1% at December 31, 2004. Our overall average penetration of homes passed was 65.0% at December 31, 2004 with individual systems ranging from 49.8% to 83.4%.

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

The market for programmed video services in Alaska includes traditional broadcast television, cable television, wireless cable, and DBS systems. Broadcast television stations including network affiliates and independent stations, serve the urban centers in Alaska. Eight, six and five broadcast stations serve Anchorage, Fairbanks and Juneau, respectively. In addition, several smaller communities are served by one local television station that is typically a PBS affiliate. Other rural communities without cable systems receive a single state sponsored channel of television by a satellite dish and a low power transmitter.

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

See "Part I -- Item I -- Business, Regulation, Franchise Authorizations and Tariffs -- Cable Services" for more information.

General. We are the largest operator of cable systems in Alaska, serving approximately 134,700 residential, commercial and government basic subscribers at December 31, 2004. Our cable television systems serve 35 communities and areas in Alaska, including the state's four largest urban areas, Anchorage, Fairbanks, the Mat-Su Valley and Juneau. Our statewide cable systems consist of approximately 2,300 miles of installed cable plant having 450 to 625 MHz of channel capacity.

Products. Programming services offered to our cable television systems subscribers differ by system. The following information describes our service offerings as of December 31, 2004.

     Anchorage and Mat-Su Valley system. The Anchorage and Mat-Su Valley system, which is located in the urban center for Alaska, offers a basic analog service that includes approximately 18 channels and a fully addressable digitally delivered expanded basic service with 50 video programming channels and 47 digital music channels. This system also carries three digital tiers totaling 34 channels, two HD channels with the rental of an HD set-top converter, a five channel HD tier, digital video recorders , and over 75 channels of premium (including two foreign language channels and three HD channels) and pay-per-view products. Commercial subscribers such as hospitals, hotels and motels are charged negotiated monthly service fees. Apartment and other multi-unit dwelling complexes can receive service at a negotiated bulk rate with the opportunity for additional services on a tenant-pay basis.

     Fairbanks system. This system offers a basic analog service with 12 channels and a fully addressable digitally delivered expanded basic service with 46 channels. This system also carries 17 digital special interest channels, 47 channels of digital music, and over 70 channels of premium and pay-per-view products.

     Juneau, Kenai, Soldotna, and Ketchikan systems. These systems offer a basic analog service with 13 to 18 channels and an additional analog tier (analog and digital delivery technologies are used in Ketchikan) with 35 to 44 channels. These systems also carry a digital programming tier with over 17 special interest channels, 47 channels of digital music, and over 50 channels of digitally delivered premium and pay-per-view products.

     Sitka System. This location offers an advanced analog service with a 15 channel basic service, a 37 channel expanded basic service, five channels of premium service, four channels of pay-per-view and 31 music channels.

     Cordova, Kodiak, Nome, Seward, and Valdez systems. These systems offer a basic analog service with 12 to 15 channels and an additional analog tier (analog and digital delivery technologies are used in Kodiak) with 35 to 38 channels. These systems also carry 47 channels of digital music and over 56 channels of digitally delivered premium and pay-per-view products.

     Other systems. We own systems in the Alaska communities and areas of Bethel, Homer, Kotzebue, Petersburg, and Wrangell. These analog systems offer a basic service with 11 to 15 channels and an expanded basic service with 36 to 38 channels. Five channels of premium service are also available in all systems. Music service is available in Petersburg and Wrangell. Pay-per-view is available in Homer, Kotzebue, Petersburg, and Wrangell. Beginning in February, 2005, our Barrow system has one tier of service with 53 channels, four premium channels, and three pay-per-view channels.

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

Customers. Our cable systems passed approximately 207,200, 202,200 and 196,900 homes at December 31, 2004, 2003 and 2002, respectively, and served approximately 134,700, 134,400 and 136,100 basic subscribers at December 31, 2004, 2003 and 2002, respectively. Revenues derived from cable television services totaled $101.4 million, $96.0 million and $88.7 million in 2004, 2003 and 2002, respectively.

Competition. The 1996 Telecom Act removed barriers to telephone company or LEC entry into the video marketplace to facilitate competition between incumbent cable operators and telephone companies. At the time of the 1996 Telecom Act, it was expected that LECs would compete in the video delivery market and that cable operators would provide local telephone exchange service. Two of the largest ILECs have announced plans to offer video via Internet protocol technology. A few smaller LECs continue to offer, or are preparing to offer, multi-channel video programming distribution.

We believe our greatest source of competition comes from the DBS industry. Two major companies, DirecTV and Echostar are currently offering nationwide high-power DBS services. In the past, the majority of Alaska DBS subscribers were required to bear the cost of and install larger satellite dishes (generally three to six feet in diameter) because of the weaker satellite signals available in northern latitudes, particularly in communities surrounding, and north of, Fairbanks. In addition, the satellites had a relatively low altitude above the horizon when viewed from Alaska, making their signals subject to interference from mountains, buildings and other structures. Recent satellite placements provide Alaska and Hawaii residents with a DBS package that requires a smaller satellite dish (typically 18 inches); however, a second larger dish is required if the subscriber wants to receive a channel line-up similar to that provided by our cable systems with HD programming. In addition to the dish and equipment cost deterrents, DBS signals are subject to degradation from atmospheric conditions such as rain and snow.

Our cable television systems face competition from alternative methods of receiving and distributing television signals, including digital video service over telephone lines, broadband IP based services, wireless and SMATV systems, and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services, Internet services and home video products, including videotape cassette and video disks. Our cable television systems also face competition from potential overbuilds of our existing cable systems by other cable television operators.

Several ILECs in the Lower 48 and the largest ILEC in Alaska have announced marketing arrangements to provide DBS services along with local telephone and other services. Similar arrangements could be extended to other ILECs in the markets we serve in Alaska. In August 2003 DBS service provider EchoStar launched Anchorage local network programming for an additional fee. We will continue to strive to compete effectively by providing, at reasonable prices and in competitive bundles, a greater variety of communication services than are available off-air or through other alternative delivery sources. Additionally, we believe we offer superior technical performance and responsive community-based customer service.

In November 2003, the ILEC in the Mat-Su Valley launched digital video service over telephone lines in limited areas. Its product offerings and price points are similar to our product offerings. The ILEC in Ketchikan has indicated its intent to launch a similar service in 2005.

Competitive forces will be counteracted by offering expanded programming through digital services and by providing high-speed data services. System upgrades have been completed to make our systems reverse activated, providing the necessary infrastructure to offer cable modem service to greater than 99% of our homes passed. Digital delivery technology is being utilized in all but six of our systems. We expect to utilize this technology in the remaining six systems within two years. These plant upgrades combined with local broadcast programming and bundled packages are expected to provide an attractive product in comparison to competitive offerings. In 2002, seven-year retransmission agreements were signed with Anchorage broadcasters. These agreements provide for the uplink/downlink of their signals into all our systems, and local programming for our customers.

High-speed data access competition takes two primary forms: cable modem access service and DSL service. Wireless services are also becoming more prevalent. DSL service provides Internet access to subscribers at data transmission speeds similar to cable modems over traditional telephone lines. Numerous companies, including telephone companies, have introduced DSL service, and certain telephone companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. Wireless, both from a fixed and mobile implementation, is becoming more available. Fixed wireless providers are using newer technologies to deliver broadband to subscribers. Wireless vendors in Anchorage are competing for broadband subscribers. In other locations in the Lower 49 States, public organizations such as municipalities and education organizations have begun implementing mobile wireless broadband over specific geographic areas such as parks, campuses and major downtown business areas. Companies in the Lower 49 States, including telephone companies and ISPs, have asked local, state and federal governments to mandate that cable communications systems operators provide capacity on their cable infrastructure, so these companies and others may deliver Internet services directly to customers over cable facilities. The FCC determined in March 2002 that cable system operators will not be required to provide such "open access" to others. See "Part I --
Item 1 -- Business, Regulation, Franchise Authorizations and Tariffs -- Cable Services" for more information.

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

On December 30, 2004, GCI Cable, Inc, applied to the Regulatory Commission of Alaska to amend its certificates to include areas where population growth has occurred and is likely to occur over the next five years. The proposed service area changes are in Anchorage, Bethel, Cordova, Fairbanks, Homer, Juneau-Douglas, Kenai, Soldotna, Sterling, Ketchikan, Kodiak, Kotzebue, Nome, Palmer-Wasilla, Petersburg, Seward, Sitka, Valdez and Wrangell.

Our cable service sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sale opportunities. We sell our cable services through telemarketing, direct mail advertising, door-to-door selling, up-selling by our customer service personnel, and local media advertising.

Advances in communications technology as well as changes in the marketplace are constantly occurring. We cannot predict the effect that ongoing or future developments might have on the communications and cable television industries or on us specifically.

Local Access Services

Industry. The FCC reported that end-user customers in the U.S. obtained local service at June 30, 2004 by means of 148 million ILEC switched access lines, 32 million CLEC switched access lines, and 167 million mobile wireless telephone service subscriptions.

The FCC reported that total CLEC end-user switched access lines increased by 7% during the first half of 2004, from 30 million to 32 million lines. By comparison, total CLEC lines increased by 10% during the preceding six months, from 27 to 30 million lines. For the full twelve month period ending June 30, 2004, CLEC end-user lines increased by 19%. Approximately 18% of the 180 million total end-user switched access lines were reported by CLECs, compared to 16% a year earlier.

The FCC further reported that approximately 65% of reported CLEC switched access lines serve residential and small business customers, compared to approximately 77% of ILEC lines. CLECs reported 15% of total residential and small business switched access lines, and 25% of the total medium and large business, institutional, and government customer access lines.

The FCC reported that CLECs reported providing about 16% (a decline from 43% in December 1999) of their switched access lines by reselling the services of other carriers, about 61% (an increase from 24% in December 1999) by means of UNE loops leased from other carriers, and about 23% of switched access lines over their own local loop facilities.

The FCC reports that since December 1999, the percentage of nationwide CLEC switched access lines reported to be provisioned by reselling services has declined steadily, to 16% at the end of June 2004, and the percentage provisioned over UNE loops has grown steadily, to 61% at June 30, 2004. The FCC reported that ILECs provided about 1.6 million switched access lines to unaffiliated carriers on a resale basis at the end of June 2004, down from 1.8 million six months earlier. The FCC reported that ILECS provided 21.4 million unbundled loops (with or without unbundled switching) to unaffiliated carriers at June 30, 2004, up from 19.4 million six months earlier.

UNE loops provided with ILEC switching (UNE-Platform) have increased faster than UNE loops provided without switching. The FCC reported that ILECs provided approximately 13% more UNE loops with switching to unaffiliated carriers at the end of June 2003 than they reported six months earlier (17.1 million compared to 15.2 million) and about 1% fewer UNE loops without switching (about 4.3 million).

The FCC reports that at June 30, 2004 in the U.S., local telephone service was provided by CLECs to over 3.3 million coaxial cable connections, which constituted approximately 45% of the 7.5 million switched access lines provided by CLECs over their own local loop facilities, approximately 10% of all switched access lines reported by CLECs, and approximately 2% of total switched access lines.

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

Industry analysts estimate that worldwide cable telephony subscribers totaled
11.8 million at the end of 2004, are expected to exceed 14 million by late 2005, and will grow to over 22 million by the end of 2008. The vast majority of cable-telephony subscribers reportedly rely on circuit-switched technology. Of the 11.8 million worldwide cable-telephony subscribers at the end of 2004, less than 500,000 were using Voice over Internet Protocol ("VoIP") technology.

We began deploying a cable telephony solution in the second quarter of 2004 that meets our needs and we believe meets the needs of our customers.

The communications industry has been burdened by regulatory uncertainty as a result of successive court reversals of the FCC's core local competition rules. In response to such court reversals and to remove uncertainty, the FCC adopted new rules for network unbundling obligations of ILECs in December 2004. See "Part I -- Item I -- Business, Regulation, Franchise Authorizations and Tariffs -- Local Access Services" for more information.

General. Our local exchange and exchange access services ("local access services") segment entered the local services market in Anchorage in 1997, providing services to residential, commercial, and government users. At December 31, 2004 we could access approximately 93%, 71%, and 48% of Anchorage, Fairbanks, and Juneau area local loops, respectively, from our collocated remote facilities and DLC installations, excluding Wainwright and Eielson areas.

Products. Our own DLPS facilities and collocated remote facilities that access the ILEC's unbundled network element loops allow us to offer full featured local service products to both residential and commercial customers, and provide Private Line service products to commercial customers. In areas where we do not have our own DLPS facilities or access to ILEC loop facilities, we offer service using total service resale of the ILEC's local service in Anchorage, and either total service resale or UNE platform in Fairbanks and Juneau.

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

Facilities. In Anchorage we utilize a centrally located Lucent 5ESS host switching system, have collocated six remote facilities adjacent to or within the ILEC's local switching offices to access unbundled loop network elements, and have installed a DLC system adjacent to a smaller, seventh ILEC wire center for access to unbundled loop network elements. Remote and DLC facilities are interconnected to the host switch via our diversely routed fiber optic links. Additionally, we provide our own facilities-based services to many of Anchorage's larger business customers through expansion and deployment of SONET fiber transmission facilities, DLC facilities, and leased HDSL and T-1 facilities.

In April 2004 we successfully launched our Digital Local Phone Service ("DLPS") deployment utilizing our Anchorage coaxial cable facilities. This delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC. To ensure the necessary equipment is available to us we have committed to purchase a certain number of outdoor network powered multi-media adapters.

In Fairbanks and Juneau we employ Lucent Distinctive Remote Module switching systems (5ESS) and have collocated DLC systems adjacent to the ILEC's local switching office and within the ILEC's wire center to access unbundled loop network elements.

Customers. We had approximately 112,100, 106,100 and 96,100 local lines in service from Anchorage, Fairbanks, and Juneau, Alaska subscribers at December 31, 2004, 2003 and 2002, respectively. We began providing local access services in Fairbanks in 2001 and in Juneau in 2002. The 2004 line count consists of approximately 60.3% residential access lines and 35.3% business access lines, including 4.4% Internet service provider access lines. We ended 2004 with market share gains in substantially all market segments.

Revenues derived from local access services in 2004, 2003 and 2002 totaled $47.0 million, $39.0 million and $32.1 million, respectively, representing approximately 11.1%, 10.0% and 8.7% of our total revenues in 2004, 2003 and 2002, respectively.

Competition. In the local access services market the 1996 Telecom Act, judicial decisions, and state legislative and regulatory developments have increased the overall likelihood that barriers to local telephone competition will be reduced or removed. These initiatives include requirements that ILECs negotiate with entities, including us, to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the ILEC.

The 1996 Telecom Act also provides ILECs with new competitive opportunities. We believe that we have certain advantages over these companies in providing communications services, including awareness by Alaskan customers of the GCI brand-name, our facilities-based communications network, and our prior experience in, and knowledge of, the Alaskan market.

Data obtained from the RCA indicates that there are 23 ILECs and 17 CLECs certified to operate in the State of Alaska. We compete against ACS, the ILEC in Anchorage, Juneau and Fairbanks, and with AT&T Alascom in the Anchorage service area. AT&T Alascom offers local exchange service only to residential customers through total service resale. We also compete in the business market against TelAlaska Long Distance, Inc. ("TelAlaska") in the Anchorage service area.

ACS, through subsidiary companies, provides local telephone services in Fairbanks and Juneau, Alaska. These ACS subsidiaries were classified as Rural Telephone Companies under the 1996 Telecom Act, which entitled them to an exemption of certain material interconnection terms of the 1996 Telecom Act, until and unless such "rural exemption" were examined and discontinued by the RCA. On October 11, 1999, the RCA issued an order terminating rural exemptions for the ACS subsidiaries operating in the Fairbanks and Juneau markets so that we could compete with these companies in the provision of local telephone service pursuant to the terms of Section 251(c) of the 1996 Telecom Act. These rural exemptions limited the obligation of the ILECs in these markets to provide us access to UNEs at rates under the pricing standard established by the FCC. ACS appealed these decisions.

On December 12, 2003, the Alaska Supreme Court issued a decision in which it reversed the RCA's rural exemption decision on the procedural ground that the competitor, not the incumbent, must shoulder the burden of proof. The Court remanded the matter to the RCA for reconsideration with the burden of proof assigned to us. In accordance with the Court's ruling, the RCA re-opened the rural exemption dockets and scheduled a hearing to take place on April 19, 2004. On April 18, 2004, we and ACS entered into a comprehensive settlement that, in part, included a relinquishment by ACS of its rural exemption for Juneau and Fairbanks. In accordance with the settlement, the parties moved the RCA for a dismissal of the rural exemption inquiry, which the Commission granted on April 21, 2004.

By letter, submitted also to the RCA, on January 12, 2004, we made a bona fide request for interconnection for the purposes of local access competition with MTA, under the provisions of the 1996 Telecom Act. We submitted this request to MTA on the grounds that it waived its rural exemption under the terms of Section 251(f)(1)(C) when it launched its new video service through its wholly owned subsidiary MTA Vision, Inc. in competition with our cable television service. MTA, however, refused to comply with the negotiation and arbitration provisions under the Act claiming that it still retains a rural exemption. We filed a complaint with the RCA to resolve this dispute, and the RCA conducted a public hearing on the matter on October 20, 2004. On February 22, 2005, the RCA released a ruling that MTA's rural exemption for the areas served by MTA Vision, Inc. had been lifted and that we may negotiate and arbitrate interconnection with MTA. We tendered a new interconnection request to MTA on February 25, 2005 and are proceeding with such negotiations. In the event negotiations are unsuccessful, an arbitration will be requested which must be completed under the provisions of the 1996 Telecom Act by November 25, 2005. Following the entry into an Interconnection Agreement by arbitration, we intend to commence local service entry into the Mat-Su Valley during 2007.

We expect further competition in the marketplaces we serve as other companies may receive certifications. We expect further competition in business customer telephone access, Internet access, DSL and Private Line markets.

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

You should see "Part I -- Item 1 -- Business, Regulation, Franchise Authorizations and Tariffs -- Communications Operations" for more information.

Internet Services

Industry. The Internet continues to expand at a significant rate. The Internet Systems Consortium reports that, worldwide, approximately 285 million web sites were hosted at the end of July 2004, an increase of 22% from 233 million at the end of January 2004. Jupiter Research reports that the percent of U. S. households with a computer grew from 71.1 million in 2001 to a projected 80.8 million in 2004, which represents approximately 73% of U.S. households. Nielsen//NetRatings reports that an estimated 197.8 million Internet users existed in the U.S. in November 2004, representing approximately 66.8% of the total U.S. population.

For the first time broadband Internet service users exceed dial-up users. As of July 2004, an estimated 49% of U. S. Internet connected households were reported by Nielsen//NetRatings to access the Internet using dial-up modems. Growth in the proportion of households accessing the Internet with broadband connections continues, but at a slower rate as compared to 2003. We believe high-speed Internet access will likely become the dominant access method for residential Internet users as broadband becomes more widely available, more flexibly priced, and as new kinds of entertainment, content and services emerge.

The FCC reported that high-speed lines (those that provide services at speeds exceeding 200 kbps in at least one direction) connecting homes and businesses to the Internet in the U.S. increased by 15% during the first half of 2004, from
28.2 million to 32.5 million lines, compared to a 20% increase, from 23.5 million to 28.2 million lines, during the second half of 2003. Approximately
30.1 million of the 32.5 million total lines served residential and small business subscribers, a 16% increase from the 26.0 million lines reported six months earlier.

The FCC further reported that of the 32.5 million high-speed lines, 23.5 million provided advanced services, i.e., services at speeds exceeding 200 kbps in both directions. Advanced services lines increased 15% from 20.3 million lines to
23.5 million lines during the first half of 2004. Approximately 21.2 million of the 23.5 million advanced services lines served residential and small business subscribers.

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

DSL is the most significant broadband competitor to cable modem service, with an estimated 11.4 million U. S. subscribers through June 2004 according to FCC reports. High-speed asymmetric DSL lines in service increased by 20% during the first half of 2004. Cable's offering of high-speed Internet access was reported by the FCC to have experienced customer growth of 13% during the first six months of 2004. The FCC reports that U. S. cable modem subscribers totaled an estimated 18.6 million through June 2004. In-Stat reports that there were 42 million worldwide cable modem users at the end of 2004, up from a total of 31 million at the end of 2003.

The FCC reports that high-speed connections to end users by means of satellite or terrestrial wireless technologies increased by 15% in the U.S. during the first half of 2004, accounting for approximately 1.1 million connections at the end of June 2004.

Industry analysts believe that broadband deployment will continue to bring valuable new services to consumers and advance many other objectives, such as improving education advancing economic opportunities. With an estimated 74 million basic cable households in the United States and an estimated 81 million households owning a computer, broadband cable Internet access growth is expected to continue as new advanced services are deployed.

On December 3, 2004 President Bush signed into law a three-year moratorium on Internet access taxes. The law extends a ban on Internet taxes that expired on November 1, 2003. Analysts believe that keeping the Internet free of such taxes will create an environment for innovation and will ensure that electronic commerce will remain a vital and growing part of the economy of the United States.

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

Products. We primarily offer three types of Internet access for residential use: dial-up, fixed wireless and high-speed cable modem Internet access. Our residential high-speed cable modem Internet service offers up to 4 Mbps access speeds as compared with up to 56 kbps access through standard copper wire dial-up modem access. Our fixed wireless product is available in 129 communities with plans to expand to 13 more in 2005. Three distinct products are offered; 56 kbps, 256 kbps, and 256 kbps for multiple computers. We provide 24-hour customer service and technical support via telephone or online. An entry-level cable modem service also offers free data transfer up to one gigabyte per month at a rate of 64 Kbps and can be connected 24-hours-a-day, 365-days-a-year, allowing for real-time information and e-mail access. This product acts as a dialup replacement and upgrade since it is always connected and provides more efficient data transfer. Cable modems use our coaxial cable plant that provides cable television service, instead of the traditional ILEC copper wire. Coaxial cable has a much greater carrying capacity than telephone copper wire and can be used to simultaneously deliver both cable television (analog or digital) and Internet access services.

At the end of 2003 we launched an initiative to increase the speed of our entry level broadband cable modem level service from 512 kbps to 1 mbps for new and current customers in Anchorage, Kenai/Soldotna and the Mat-Su Valley. The initiative was completed in September 2004. This new service level was available in Fairbanks in December of 2004 and Juneau in January 2005. Additional cable modem service packages tailored to high-use residential and commercial Internet users are also available.

We currently offer several Internet service packages for commercial use: dial-up access, DSL, T-1 and fractional T-1 leased line, frame relay, multi-megabit and high-speed cable modem Internet access. Our business high-speed cable modem Internet service offers access speeds ranging from 512 kbps to 2.4 Mbps, free monthly data transfers of up to 30 gigabytes and free 24-hour customer service and technical support. Our DSL offering can support speeds of up to 1.5 mbps over the same copper line used for phone service. Business services also include a personalized web page, domain name services, and e-mail.

We also provide dedicated access Internet service to commercial and public organizations in Alaska. We offer a premium service and currently support many of the largest organizations in the state such as Conoco Phillips Alaska, the State of Alaska and the Anchorage School District. We have hundreds of other enterprise customers, both large and small, using this service.

Bandwidth is made available to our Internet segment through our AULP undersea fiber cable systems and our Galaxy XR transponders. Our Internet offerings are coupled with our long-distance, cable television, and local services offerings and provide free basic Internet services (both dialup and cable modem access) if certain plans are selected. Value-added Internet features are available for additional charges.

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

     o We use multiple routers on each end of the circuits to control the flow of data and to provide resiliency.
     o Our Anchorage facility consists of routers, a bank of servers that perform support and application functions, database servers providing authentication and user demographic data, layer 2 gigabit switch fabrics for intercommunications and broadband services (cable modem, wireless and DSL), and access servers for dial-in users.
     o SchoolAccess(TM) Internet service delivery to over 210 schools in rural Alaska and 30 schools in Montana, New Mexico and Arizona is accomplished by three variations on primary delivery systems:
         o In communities where we have terrestrial interconnects or provide existing service over regional earth stations, we have configured intermediate distribution facilities. Schools that are within these service boundaries are connected locally to one of those facilities.
         o In communities where we have extended communications services via our DAMA earth station program, SchoolAccessTM is provided via a satellite circuit to an intermediate distribution facility at the Eagle River Earth Station.
         o In communities or remote locations where we have not extended communications services, SchoolAccessTM is provided via a dedicated (usually on premise) DAMA VSAT satellite station. The DAMA connects to an intermediate distribution facility located in Anchorage.

Dedicated Internet access is delivered to a router located at the service point. Our Internet management platform constantly monitors this router and continual communications are maintained with all of the core and distribution routers in the network. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance. The management platform has the capability to remotely access routers, servers and layer 2 switches, permitting changes in configuration without the need to physically be at the service point. This management platform allows us to offer outsourced network monitoring and management services to commercial businesses. Many of the largest commercial networks in the state of Alaska use this service, including the state government.

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

Customers. We had approximately 101,600, 95,700 and 89,500 total active residential and commercial Internet subscribers at December 31, 2004, 2003 and 2002, respectively. Included in these totals were approximately 65,500, 46,000 and 36,200 active residential and commercial cable modem Internet subscribers at December 31, 2004, 2003 and 2002, respectively. Revenues derived from Internet services totaled $26.0 million, $19.8 million and $15.6 million, in 2004, 2003 and 2002, respectively, representing approximately 6.1%, 5.1% and 4.2% of our total revenues in 2004, 2003 and 2002, respectively.

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

Competition. The Internet industry is highly competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, service packages, the types of services offered, the technologies used, customer service, billing services, perceived quality, reliability and availability. As of December 31, 2004, we competed with more than eight Alaska based Internet providers, and competed with other domestic, non-Alaska based providers that provide national service coverage. Several of the providers have substantially greater financial, technical and marketing resources than we do.

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

We believe that compliance with such regulations has had no material effect on our consolidated operations. The principal effect of our facilities on the environment would be in the form of construction of facilities and networks at various locations in Alaska and between Alaska, Seattle, Washington, and Warrenton, Oregon. Our facilities have been constructed in accordance with federal, state and local building codes and zoning regulations whenever and wherever applicable. Some facilities may be on lands that may be subject to state and federal wetland regulation.

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

Our Alaska United projects consist, in part, of deploying land-based and undersea fiber optic cable facilities between Anchorage, Juneau, Seward, Valdez, and Whittier, Alaska, Seattle, Washington, and Warrenton, Oregon. The engineered routes pass over wetlands and other environmentally sensitive areas. We believe our construction methods used for buried cable have a minimal impact on the environment. The agencies, among others, that are involved in permitting and oversight of our cable deployment efforts are the United States Army Corps of Engineers, The National Marine Fisheries Service, United States Fish & Wildlife, United States Coast Guard, National Oceanic and Atmospheric Administration, Alaska Department of Natural Resources, and the Alaska Office of the
Governor-

Governmental Coordination. We are unaware of any violations of federal, state or local regulations or permits pertaining to preservation or protection of the environment.

In the course of operating the cable television and communications systems, we have used various materials defined as hazardous by applicable governmental regulations. These materials have been used for insect repellent, paint used to mark the location of our facilities, and pole treatment, and as heating fuel, transformer oil, cable cleaner, batteries, diesel fuel, and in various other ways in the operation of those systems. We do not believe that these materials, when used in accordance with manufacturer instructions, pose an unreasonable hazard to those who use them or to the environment.

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

Rural Exemption. ACS, through subsidiary companies, provides local telephone services in Fairbanks and Juneau, Alaska. These ACS subsidiaries were classified as Rural Telephone Companies under the 1996 Telecom Act, which entitled them to an exemption of certain material interconnection terms of the 1996 Telecom Act, until and unless such "rural exemption" were examined and discontinued by the RCA. On October 11, 1999, the RCA issued an order terminating rural exemptions for the ACS subsidiaries operating in the Fairbanks and Juneau markets so that we could compete with these companies in the provision of local telephone service pursuant to the terms of Section 251(c) of the 1996 Telecom Act. These rural exemptions limited the obligation of the ILECs in these markets to provide us with access to unbundled network elements at rates under the pricing standard established by the FCC. ACS appealed these decisions.

On December 12, 2003, the Alaska Supreme Court issued a decision in which it reversed the RCA's rural exemption decision on the procedural ground that the competitor, not the incumbent, must shoulder the burden of proof. The Court remanded the matter to the RCA for reconsideration with the burden of proof assigned to us. In accordance with the Court's ruling, the RCA re-opened the rural exemption dockets and scheduled a hearing to take place on April 19, 2004. On April 18, 2004, we and ACS entered into a comprehensive settlement that, in part, included a relinquishment by ACS of its rural exemption for Juneau and Fairbanks. In accordance with the settlement, the parties moved the RCA for a dismissal of the rural exemption inquiry, which the Commission granted on April 21, 2004.

By letter, submitted to the RCA, on January 12, 2004, we made a bona fide request for interconnection for the purposes of local access competition with MTA, under the provisions of the 1996 Telecom Act. We submitted this request to MTA on the grounds that it waived its rural exemption under the terms of Section 251(f)(1)(C) when it launched its new video service through its wholly owned subsidiary MTA Vision, Inc. in competition with our cable television service. MTA, however, refused to comply with the negotiation and arbitration provisions under the Act claiming that it still retains a rural exemption. We filed a complaint with the RCA to resolve this dispute, and the RCA conducted a public hearing on the matter on October 20, 2004. On February 2, 2005, the RCA ruled that MTA's rural exemption for the areas served by MTA Vision, Inc. had been lifted and that we may negotiate and arbitrate interconnection with MTA. We are proceeding with such negotiations.

Access Fees. The FCC regulates the fees that local telephone companies charge long-distance companies for access to their local networks. In 2001, the FCC adopted a plan to restructure access charges for rate-of-return regulated carriers, which has the effect of shifting certain charges from IXCs to end users. The FCC is continuing to monitor the access charge regime and is considering other proposals that would restructure and could reduce access charges. Changes in the access charge structure or the introduction of new technologies that are not subject to the access charge structure could fundamentally change the economics of some aspects of our business.

Carriers also pay fees for transport services in and out of Alaska. To the extent these services were offered by AT&T Alascom, they were previously subject to tariffed rates filed at the FCC. As of January 22, 2005 and for a five-year period, the rates for such services offered by and to any provider are governed by federal legislation effective December 8, 2004.

Access to Unbundled Network Elements. On March 2, 2004, the Court issued a decision affirming in part, vacating in part, and remanding in part the FCC's Triennial Review Order, in which the FCC reviewed its regulations governing access that ILECs must make available to competitors to unbundled network elements pursuant to Section 251(c) of the 1996 Telecom Act. On February 4, 2005, the FCC issued its Order responding to the Court's remand. Though the FCC adopted new standards that generally curb access to certain ILEC high capacity loop and transport facilities, we do not believe that any of these standards are met for the markets we serve. The FCC also eliminated access to mass market switching, which we self-provision and have generally not relied on stand-alone access to this network element. The outcome of either requests for reconsideration to the FCC or further court appeals could result in a change in our cost of serving new and existing markets via the facilities of the ILEC or via wholesale offerings. The ability to obtain unbundled network elements is an important element of our local exchange and exchange access services business, and we believe that the FCC's actions in this area have generally been positive. However, we cannot predict the extent to which the existing rules will be sustained in the face of additional legal action and the scope of any further rules that are yet to be determined by the FCC.

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

An arbitration proceeding to revise the interconnection agreement with ACS for the Anchorage service area went to hearing before the RCA, such hearing ending November 13, 2003. On June 25, 2004, the RCA issued a comprehensive decision setting forth new rates for unbundled network elements, resale, and terms and conditions for interconnection in the Anchorage arbitration. Significantly, the RCA raised the loop rate in Anchorage to $19.15 but subsequently reduced the loop rate on reconsideration to $18.64. The RCA also issued other various arbitration rulings adverse to us, including adopting ACS' non-recurring and collocation cost models. On December 7, 2004, the Commission issued a final order approving an interconnection agreement. We have appealed various of the Commission's arbitration rulings.

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

In addition, the FCC had previously referred issues concerning the designation of ETCs, portability of support, and the basis for calculating support to a Federal-State Joint Board on Universal Service. On February 27, 2004, the Joint Board issued a recommendation, and the FCC has reported that on February 25, 2005, it adopted, among other things, minimum requirements to guide ETC designations. We do not believe that the adopted changes, as reported, will have a material effect on our operations. We cannot predict any further changes that may be adopted, but future regulatory action or court appeals could affect the subsidy and result in a change in our net costs of providing local telephone services in new and existing markets.

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

Cable Services Operations

General. The FCC has adopted rules that will require cable operators to carry the digital signals of broadcast television stations. However, the FCC has decided that cable operators should not be required to carry both the analog and digital services of broadcast television stations while broadcasters are transitioning from analog to digital transmission. Carrying both the analog and digital services of broadcast television stations would consume additional cable capacity. As a result, a requirement to carry both analog and digital services of broadcast television stations could require the removal of other programming services. Should the FCC mandate dual carriage, we will carry the broadcast signals in both analog and digital formats.

Subscriber Rates. In Alaska, the RCA is the local franchising authority certified to regulate basic cable rates. Under state law, however, the cable television service is exempt from regulation unless subscribers petition the state commission for regulation under the procedures set forth in AS 42.05.712. At present, the only community where regulation of the basic rate occurs is Juneau.

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

In an October 6, 2003 decision, the United States Court of Appeals for the Ninth Circuit reversed an FCC decision defining high-speed Internet over cable as an "information service" not subject to local cable-franchise fees, like cable service is, or any explicit requirements for "open access," as telecommunications service is. If Internet access requirements are imposed on cable operators, it could burden the capacity of cable systems and complicate our own plans for providing expanded Internet access services. These access obligations could adversely affect our financial position, results of operations or liquidity. The decision is on appeal to the Supreme Court, which is scheduled to hear oral arguments in the case on March 29, 2005.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or to negotiate for "retransmission consent" to carry the station.

The FCC decided against imposition of dual digital and analog must carry in a January 2001 ruling. The ruling resolved a number of technical and legal matters, and clarified that a digital-only television station, commercial or non-commercial, can immediately assert its right to carriage on a local cable system. The FCC also said that a television station that returns its analog spectrum and converts to digital operations must be carried by local cable systems. At the same time, however, it initiated further fact gathering that ultimately could lead to a reconsideration of the conclusion. Further, on February 23, 2005, the FCC released its order affirming its decisions not to impose a dual carriage requirement on cable operators and not to require cable operators to carry more than a single digital programming stream from any particular broadcaster.

Satellite Home Viewer Improvement Act. A major change introduced by the SHVIA was a "local into local" provision allowing satellite carriers, for the first time, to retransmit the signals of local television stations by satellite back to viewers in their local markets. The intent was to promote multichannel video competition by removing the prohibition on satellite retransmission of local signals, which cable operators already offered to their subscribers under the must-carry/retransmission consent scheme of regulation described above. Congress has reauthorized this Act through December 31, 2009, and we do not believe that changes to the requirements will have a material effect on our operations.

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

Internet Governance and Standards. There is no one entity or organization that governs the Internet. Each facilities-based network provider that is interconnected with the global Internet controls operational aspects of their own network. Certain functions, such as IP addressing, domain name routing and the definition of the TCP/IP protocol, are coordinated by an array of quasi-governmental, intergovernmental, and non-governmental bodies.

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

FCC Regulations. The FCC does not regulate the prices charged by ISPs or Internet backbone providers. However, the vast majority of users connect to the Internet over facilities of existing communications carriers. Those communications carriers are subject to varying levels of regulation at both the federal and the state level. Thus, regulatory decisions exercise a significant influence over the economics of the Internet market. There are pending complaints and proceedings at the FCC that may affect access charges, compensation and other aspects of Internet service, and we cannot predict the effect or outcome of such proceedings. The FCC has somewhat clarified VoIP regulation by determining that it is not subject to local regional commission oversight.

Financial Information about our Foreign and Domestic Operations and Export Sales

Although we have several agreements to help originate and terminate international toll traffic, we do not have foreign operations or export sales. We conduct our operations throughout the western contiguous United States and Alaska and believe that any subdivision of our operations into distinct geographic areas would not be meaningful. Revenues associated with international toll traffic were $2.9 million, $2.9 million and $3.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Seasonality

Our long-distance and commercial cable television revenues have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Our residential cable television and Internet revenues are higher in the winter months because consumers tend to watch more television and spend more time at home using the Internet during these months. Our local services do not exhibit significant seasonality, with the exception of SchoolAccess(TM) Internet services that are reduced during the summer months. Our ability to implement construction projects is also reduced during the winter months because of cold temperatures, snow and short daylight hours.

Customer-Sponsored Research

We have not expended material amounts during the last three fiscal years on customer-sponsored research activities.

Backlog of Orders and Inventory

As of December 31, 2004 and 2003, our long-distance services segment had a backlog of Private Line orders of approximately $74,000 and $271,000, respectively, which represents recurring monthly charges for Private Line and broadband services. As of December 31, 2004 and 2003, we had a backlog of equipment sales orders of approximately $468,000 and $745,000, respectively for services included in the All Other category described in note 12 to the "Notes to Consolidated Financial Statements" included in Part II of this Report. The decrease in backlogs as of December 31, 2004 can be attributed to a combination of decreased private line circuit orders pending at December 31, 2004 as compared to 2003 and faster completion of outstanding sales orders at December 31, 2004 as compared to 2003. We expect that all of the Private Line orders and equipment sales in backlog at the end of 2004 will be delivered during 2005.

Geographic Concentration and Alaska Economy

We offer voice and data communications and video services to customers primarily in the State of Alaska. Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska. The economy of the State of Alaska is dependent upon natural resource industries, in particular oil production, as well as investment earnings (including earnings from the State of Alaska Permanent Fund), tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. Oil revenues are the second largest source of state revenues, following funds from investment sources. The slow economic recovery in the Lower 48 States appears to have dampened demand for services provided by our large common carrier customers. To the extent that these customers experience reduced demand for traffic destined for and originating in Alaska, it could adversely affect our common carrier traffic and associated revenues. See "Part I -- Item 1
-- Business -- Risks Relating to Our Business and Operations -- Our business is currently geographically concentrated in Alaska," and "Part II -- Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about the effect of geographic concentration and the Alaska economy on us.

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

Risks Relating to Our Business and Operations

We face competition that may reduce our market share and harm our financial performance. There is substantial competition in the communications industry. The traditional dividing lines between long-distance telephone service, local telephone service, wireless telephone service, Internet services and video services are increasingly becoming blurred. Through mergers and various service integration strategies, major providers are striving to provide integrated communications services offerings within and across geographic markets.

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

In the long-distance market, we compete against AT&T Alascom, ACS, MTA and certain smaller rural local telephone carrier affiliates. There is also the possibility that new competitors will enter the Alaska market. In addition, wireless services continue to grow as an alternative to wireline services as a means of reaching customers.

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

We believe that the greatest source of potential competition for video services could come from the DBS industry. We also are subject to competition from providers of digital video over telephone lines in the Mat-Su Valley and potentially in Ketchikan in 2005. With the addition of Anchorage local broadcast stations, increased marketing, ILEC and DBS alliances, and emerging technologies creating new opportunities, competition from these sources has increased and will likely continue to increase. The changing nature of technology and of the DBS business may result in greater satellite coverage within the State of Alaska. The resulting increase in competition may adversely affect our market share and results of operations from our cable services segment.

Local Telephone Services. In the local telephone market, we compete against ACS (the ILEC), in Anchorage, Juneau and Fairbanks. We may provide local telephone service in other locations in the future where we would face other competitors. In the local telephone services market, the 1996 Telecom Act, judicial decisions and state legislative and regulatory developments have increased the overall likelihood that barriers to local telephone competition will be substantially reduced or removed. These initiatives include requirements that local exchange carriers negotiate with entities, including us, to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the ILEC. We have been able to obtain interconnection, access and related services from the LECs, at rates that allow us to offer competitive services. However, if we are unable to continue to obtain these services and access at acceptable rates, our ability to offer local telephone services, and our revenues and net income, could be materially adversely affected. To date, we have been successful in capturing a significant portion of the local telephone market in the locations where we are offering these services. However, there can be no assurance that we will continue to be successful in attracting or retaining these customers.

Internet Services. The Internet industry is highly competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, service packages, the types of services offered, the technologies used, customer service, billing services, perceived quality, reliability and availability. We compete with several Alaska based Internet providers and other domestic, non-Alaska based providers. Several of the providers have substantially greater financial, technical and marketing resources than we do.

With respect to our high-speed cable modem service, ACS and other Alaska telephone service providers are providing competitive high-speed Internet access over their telephone lines. DBS providers and others also provide wireless high-speed Internet service in competition with our high-speed cable modem services. Competitive local fixed wireless providers are providing service in certain of our markets.

Niche providers in the industry, both local and national, compete with certain of our Internet service products, such as web hosting, list services and email.

Our business is subject to extensive governmental legislation and regulation. Applicable legislation and regulations and changes to them could adversely affect our business, financial position, results of operations or liquidity.

Local Telephone Services. Our success in the local telephone market depends on our continued ability to obtain interconnection, access and related services from local exchange carriers on terms that are just and reasonable and that are based on the cost of providing these services. Our local telephone services business faces the risk of the impact of the implementation of current regulations and legislation, unfavorable changes in regulation or legislation or the introduction of new regulations. Our ability to enter into the local telephone market depends on our negotiation or arbitration with local exchange carriers to allow interconnection to the carrier's existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the local exchange carrier. In most Alaska markets, it also depends on our ability to have the rural exemption for certain carriers terminated, so these carriers are obligated to provide access to unbundled network elements at economic costs, and on our ability to gain interconnection at economic costs. Future arbitration and rural exemption proceedings with respect to new or existing markets could result in a change in our cost of serving these markets via the facilities of the ILEC or via wholesale offerings.

Cable Services. The cable television industry is subject to extensive regulation at various levels, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. The law permits certified local franchising authorities to order refunds of rates paid in the previous 12-month period determined to be in excess of the reasonable rates. It is possible that rate reductions or refunds of previously collected fees may be required of us in the future. Currently, pursuant to Alaska law, the basic cable rates in Juneau are the only rates in Alaska subject to regulation by the local franchising authority, and the rates in Juneau were reviewed and approved by the Regulatory Commission of Alaska, or RCA, in October 2000.

Other existing federal regulations, currently the subject of judicial, legislative, and administrative review, could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry in general, or on our activities and prospects in the cable television business in particular, can be predicted at this time. There can be no assurance that future regulatory actions taken by Congress, the FCC or other federal, state or local government authorities will not have a material adverse effect on our business, financial position, results of operations or liquidity.

Proposals may be made before Congress and the FCC to mandate cable operators provide "open access" over their cable systems to Internet service providers. As of the date of this report, the FCC has declined to impose such requirements. If the FCC or other authorities mandate additional access to our cable systems, we cannot predict the effect that this would have on our Internet service offerings.

Internet Services. Changes in the regulatory environment relating to the Internet access market, including changes in legislation, FCC regulation, judicial action or local regulation that affect communications costs or increase competition from the ILEC or other communications services providers, could adversely affect the prices at which we sell Internet services.

We depend on a small number of customers for a substantial portion of our revenue and business. The loss of any of such customers would have a material adverse effect on our financial position, results of operations or liquidity.

For the year ended December 31, 2004, we provided long-distance services (excluding private lines and other revenue) to MCI and to Sprint Corporation, or Sprint, which generated combined revenues of approximately 15.9% of our total revenues for 2004. These two customers are free to seek out long-distance communications services from our competitors upon expiration of their contracts (in July 2008 in the case of MCI, and in March 2007 in the case of Sprint) or earlier upon the occurrence of certain contractually stipulated events including a default, the occurrence of a force majeure event, or a substantial change in applicable law or regulation under the applicable contract. Additionally, the contracts provide for periodic reviews to assure that the prices paid by MCI and Sprint for their services remain competitive.

Mergers and acquisitions in the communications industry are relatively common. If a change in control of MCI or Sprint were to occur, it would not permit them to terminate their existing contracts with us, but could in the future result in the termination of or a material adverse change in our relationships with MCI or Sprint.
In addition, MCI's and Sprint's need for our long-distance services depends directly upon their ability to obtain and retain their own long-distance customers and upon the needs of those customers for long-distance services.

The loss of one or both of MCI or Sprint as customers, a material adverse change in our relationships with either of them or a material loss of or reduction in their long-distance customers would have a material adverse effect on our financial position, results of operations and liquidity.

Our businesses are currently geographically concentrated in Alaska. Any deterioration in the economic conditions in Alaska could have a material adverse effect on our financial position, results of operations or liquidity.

We offer voice and data communication and video services to customers primarily in the State of Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon natural resource industries, in particular oil production, as well as tourism, and government spending including substantial amounts for the United States military. Any deterioration in these markets could have an adverse impact on the demand for communication and cable television services and on our results of operations and financial condition. In addition, the customer base in Alaska is limited. Alaska has a population of approximately 649,000 people, approximately 42% of whom are located in the Anchorage area. We have already achieved significant market penetration with respect to our service offerings in Anchorage and in other locations in Alaska.

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

We may not develop our wireless services, in which case we could not meet the needs of our customers who desire packaged services.

We offer wireless mobile services by distributing other providers' wireless mobile services. We offer wireless local telephone services over our own facilities, and have purchased personal communications system, or PCS, and local multipoint distribution system, or LMDS, wireless broadband licenses in FCC auctions covering markets in Alaska. We have fewer subscribers to our wireless services than to our other service offerings. The geographic coverage of our wireless services is also smaller than the geographic coverage of our other services. Some of our competitors offer or propose to offer an integrated bundle of communications, entertainment and information services, including wireless services. If we are unable to expand and further develop our wireless services, we may not be able to meet the needs of customers who desire packaged services, and our competitors who offer these services would have an advantage. This could result in the loss of market share for our other service offerings.

As a PCS and LMDS licensee, we are subject to regulation by the FCC, and must comply with certain build-out and other conditions of the licenses, as well as with the FCC's regulations governing the PCS and LMDS services. The conditions of our PCS licenses require us to satisfy certain build-out requirements on or before June, 2005. In February 2005 we submitted a filing to the FCC supporting our compliance with such requirements.

Our efforts to deploy DLPS may be unsuccessful, in which case the margins on our local telephone services business will not improve and we will not recover any capital investment that we have made in DLPS.

An element of our business strategy is to deploy voice telephone service utilizing our hybrid fiber coax cable facilities. In April 2004 we successfully launched our DLPS deployment utilizing our Anchorage coaxial cable facilities. DLPS allows us to utilize our own cable facilities to provide local access to our customers and avoid paying local loop charges to the ILEC. To continue to successfully deploy this service, we must integrate new technology with our existing facilities and modify our operating procedures to timely detect and effect repairs of our outside plant network. The long-term viability of this service depends on the adoption of industry-wide standards for the sending and receiving of voice communications over cable facilities and the availability of the equipment necessary to provide the service at a cost-effective price. The deployment of this service may require a substantial capital investment by us. If we are unable to successfully deploy DLPS to a sufficiently large portion of our customer base, we will not be able to recover all of the capital investment we may make and the margins on our local telephone services business will not improve.

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

If failures occur in our undersea fiber optic cables, our ability to immediately restore the entirety of our service may be limited, which could lead to a material adverse effect on our business, financial position, results of operations or liquidity.

Our communications facilities include an undersea fiber optic cable that carries a large portion of our Internet voice and data traffic to and from the contiguous lower 48 states. We completed construction of AULP West in June 2004 that provides an alternative backup communications facility. If a failure of both sides of the ring of our undersea fiber optic facilities occurs and we are not able to secure alternative facilities, some of the communications services we offer to our customers could be interrupted, which could have a material adverse effect on our business, financial position, results of operations or liquidity.

If a failure occurs in our satellite communications systems, our ability to immediately restore the entirety of our service may be limited.

We serve many rural and remote Alaska locations solely via satellite communications. Each of our C and Ku-band satellite transponders is backed up on the same spacecraft with multiple backup transponders. Our primary spacecraft is PanAmSat's Galaxy XR, but we also lease capacity on two other spacecraft for services we provide, SES Americom's AMC-7 and AMC-8. On Galaxy XR, we use 7 C-band transponders. We have arranged for backup C-band satellite capacity on another PanAmSat spacecraft, Galaxy XIII, for all of those satellite transponders in the unlikely event of a total primary spacecraft failure. If such a failure occurs, service may not be fully restored for up to a week or longer due to the time necessary to redirect earth station antennae. We also own one Ku-band satellite transponder on the same primary spacecraft (Galaxy XR) that provides our C-band service. In the event of total primary spacecraft failure, we believe we would be able to restore our Ku-band transponder traffic on Galaxy XIII, although no pre-arrangement for its backup is currently in place. We lease on a short-term basis an additional 27 megahertz of protected but un-backed up transponder capacity on another Galaxy XR transponder. Such capacity is protected by the same satellite for transponder failure, but in the event of total spacecraft failure, this leased space segment would not be restored. We also lease approximately 13 megahertz of protected and backed-up C-band capacity on SES Americom's AMC-8 spacecraft. SES Americom's AMC-7 is the backup spacecraft for AMC-8. We also lease certain C-band transponder capacity on AMC-7 that can be preempted in the case of a satellite failure. The services that are preempted would not be immediately restored should AMC-7 fail or be called up to provide restoration of another of SES Americom's spacecraft.

We depend on a limited number of third-party vendors to supply communications equipment. If we do not obtain the necessary communications equipment, we will not be able to meet the needs of our customers.

We depend on a limited number of third-party vendors to supply cable, Internet, DLPS and telephony-related equipment. If our providers of this equipment are unable to timely supply the equipment necessary to meet our needs or provide them at an acceptable cost, we may not be able to satisfy demand for our services and competitors may fulfill this demand.

We do not have insurance to cover certain risks to which we are subject, which could lead to the incurrence of uninsured liabilities that adversely affect our financial position, results of operations or liquidity.

We are self-insured for damage or loss to certain of our transmission facilities, including our buried, under sea and above-ground transmission lines. If we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.

New corporate governance rules impose increased costs and internal control assessment requirements on us.

The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board, and the Nasdaq National Market, have required changes in corporate governance practices of public companies. We expect to incur ongoing costs to comply with these rules and regulations, as well as increased legal and financial compliance costs. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls over financial reporting and have our auditor attest to such evaluation. In 2004 we incurred operating costs totaling $2.0 million and capital costs totaling $714,000 to comply with Section 404. Since our systems, processes and internal controls thereon change over time, we cannot assure you that there may not be material weaknesses that would be required to be reported in the future.

We must apply a direct value method to determine the fair value of our cable certificate assets for purposes of impairment testing on an annual basis. Impairment testing may result in a material, non-cash write-down of our cable certificate or goodwill assets and could have a material adverse impact on our results of operations.

Under Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," we must test our goodwill and other intangible assets with indefinite lives for impairment at least annually. On September 29, 2004, the SEC issued SEC Staff Announcement Topic "Use of the Residual Method to Value Acquired Assets Other than Goodwill," requiring us to apply no later than January 1, 2005 a direct value method to determine the fair value of our intangible assets with indefinite lives other than goodwill for purposes of impairment testing. We must also recognize previously unrecognized intangible assets, if any, in the determination of fair value for impairment testing purposes. Our cable certificate assets are our only indefinite-lived assets other than goodwill as of December 31, 2004. Our cable certificate assets were originally valued and recorded using the residual method. Impairment testing of our cable certificate assets in future periods under Statement of Financial Accounting Standard No. 142 must use a direct value method pursuant to such SEC Staff Announcement, which may result in a material, non-cash write-down of our cable certificate assets and could have a material adverse impact on our results of operations.

Our significant debt could adversely affect our business and prevent us from fulfilling our obligations under our senior notes.

We have and will continue to have a significant amount of debt. On December 31, 2004, we had total debt of approximately $476.8 million. Our high level of debt could have important consequences, including the following:
     o use of a large portion of our cash flow to pay principal and interest on our Senior Notes, the senior secured credit facility and our other debt, which will reduce the availability of our cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;
     o current and future debt under our senior secured credit facility will continue to be secured;
     o increase our vulnerability to general adverse economic and industry conditions;
     o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
     o restrict us from making strategic acquisitions or exploiting business opportunities;
     o make it more difficult for us to satisfy our obligations with respect to the senior notes and our other debt;
     o place us at a competitive disadvantage compared to our competitors that have less debt; and
     o limit, along with the financial and other restrictive covenants in our debt, among other things, our ability to borrow additional funds, dispose of assets or pay cash dividends.

In addition, a substantial amount of our debt bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our financial position, results of operations or liquidity.

We will require a significant amount of cash to service our debt. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our debt and to fund planned capital expenditures and business development efforts will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facility or otherwise in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms or at all.

Despite our current significant level of debt, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial debt.

We may be able to incur substantial debt in the future. Although the indenture governing the senior notes contains restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the substantial risks described above would intensify.

The terms of our debt impose restrictions on us that may affect our ability to successfully operate our business and our ability to make payments on the senior notes.

The indenture governing our senior notes contains and/or the credit agreement governing our senior secured credit facility contains covenants that, among other things, limit our ability to:

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

The senior secured credit facility also requires us to comply with specified financial ratios and tests, including, but not limited to, minimum interest coverage ratio, maximum leverage ratio and maximum annual capital expenditures.

These covenants could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest.

All of these covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indenture governing our senior notes and/or the senior secured credit facility. If there were an event of default under the indenture for the senior notes and/or the senior secured credit facility, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay the debt under the senior secured credit facility when it becomes due, the lenders under the senior secured credit facility could proceed against certain of our assets and capital stock of our subsidiaries that we have pledged to them as security. Our assets or cash flow may not be sufficient to repay borrowings under our outstanding debt instruments in the event of a default thereunder.

A significant percentage of our voting securities are owned by a small number of shareholders and these shareholders can control stockholder decisions on very important matters.

As of December 31, 2004, our executive officers and directors and their affiliates owned approximately 9.4% of our combined outstanding Class A and class B common stock, representing approximately 25.9% of the combined voting power of that stock (including outstanding Series B preferred stock voting with Class A common stock on an as-converted basis). These shareholders can significantly influence, if not control, our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to the Board.

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

Employees

We employed 1,345 persons as of January 31, 2005, and we are not party to union contracts with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

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

Item 2.  Properties

General. Our properties do not lend themselves to description by character or location of principal units. Our investment in property, plant and equipment in our consolidated operations consisted of the following at December 31:

                                                         2004          2003
                                                     ---------------------------
         Telephone distribution systems                  59.0%         53.5%
         Cable television distribution systems           22.9%         24.9%
         Support equipment                                6.7%          7.1%
         Property and equipment under capital leases      6.9%          7.9%
         Construction in progress                         3.0%          5.2%
         Transportation equipment                         0.9%          0.9%
         Land and buildings                               0.6%          0.5%
                                                     ---------------------------
              Total                                     100.0%        100.0%
                                                     ===========================

These properties are divided among our operating segments at December 31, 2004 as follows: long-distance services, 49.7%; cable services, 24.3%; local access services, 9.1%; Internet services, 6.0%; and all other, 10.9%.

These properties consist primarily of switching equipment, satellite earth stations, fiber-optic networks, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, routers, servers, transportation equipment, computer equipment and general office equipment. Substantially all of our properties secure our new Senior Credit Facility. You should see note 7 to the "Notes to Consolidated Financial Statements" included in Part II of this Report for more information.

Our construction in progress totaled $22.5 million at December 31, 2004, consisting of long-distance, cable, local and Internet services, and support systems projects that were incomplete at December 31, 2004. Our construction in progress totaled $33.6 million at December 31, 2003, consisting of $16.5 million for AULP West with the remainder consisting of long-distance, cable, local and Internet services, and support systems projects that were incomplete at December 31, 2003.

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

Our long-distance services segment owns properties and facilities including satellite earth stations, and distribution, transportation and office equipment. Additionally, in December 1992 we acquired capacity on an undersea fiber optic cable from Seward, Alaska to Pacific City, Oregon which was taken out of service in January 2004. See "Part I -- Item 1 -- Business -- Historical Development of our Business During the Past Fiscal Year -- Fiber System Taken out of Service" for more information. We completed construction of AULP East linking Alaska to Seattle, Washington in February 1999. In June 2004, we completed the construction of AULP West connecting Seward, Alaska and Warrenton, Oregon, with leased backhaul facilities to connect it to our switching and distribution centers in Anchorage, Alaska and Seattle, Washington.

We entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders on the PanAmSat Galaxy XR satellite to meet our long-term satellite capacity requirements. We use the satellite transponders pursuant to a long-term capital lease arrangement with a leasing company. The purchase and lease-purchase option agreement provided for the interim lease of transponder capacity on the PanAmSat Galaxy IX satellite through the delivery of the purchased transponders on Galaxy XR in March 2000. See "Part I -- Item 1 -- Business -- Historical Development of our Business During the Past Fiscal Year -- Galaxy XR Satellite Propulsion System Failure" for more information.

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

Cable Services. The cable systems serve 35 communities and areas in Alaska including Anchorage, Fairbanks, the Mat-Su Valley, and Juneau, the state's four largest urban areas. As of December 31, 2004, the Cable Systems consisted of approximately 2,300 miles of installed cable plant having between 450 to 625 MHz of channel capacity. Our principal physical assets consist of cable television distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our cable television systems.

Our cable television plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations are buried in underground ducts or trenches. We own or lease real property for signal reception sites and business offices in the communities served by our systems and for our principal executive offices.

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

The total investment in property, plant and equipment has increased from $507.9 million at January 1, 2000 to $745.3 million at December 31, 2004, including construction in progress and not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required in the future to meet the growing demand for communications, Internet and entertainment services and to continually modernize and improve such services to meet competitive demands.

Our capital expenditures for 2000 through 2004 were as follows (in millions):

       2000        $ 50.9
       2001        $ 65.6
       2002        $ 65.1
       2003        $ 62.5
       2004        $ 111.8

We project capital expenditures of $80 million to $85 million for 2005. We have made purchase commitments totaling approximately $43 million at December 31, 2004. A majority of the expenditures are expected to expand, enhance and modernize our current networks, facilities and operating systems, and to develop other businesses.

During 2004, we funded our normal business capital requirements substantially through internal sources and, to the extent necessary, from external financing sources. We expect expenditures for 2005 to be financed in the same manner.

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

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Market Information for Common Stock

Shares of GCI's Class A common stock are traded on the Nasdaq National Market System tier of The Nasdaq Stock Market under the symbol GNCMA. Shares of GCI's Class B common stock are traded on the Over-the-Counter market. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The following table sets forth the high and low sales price for the above-mentioned common stock for the periods indicated. Market price data for Class A shares were obtained from the Nasdaq Stock Market System quotation system. Market price data for Class B shares were obtained from reported Over-the-Counter market transactions. The prices represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not necessarily represent actual transactions.

                                                Class A                   Class B
                                     ---------------------------------------------------
                                           High          Low         High         Low
        2003:
             First Quarter           $     7.49          4.98        7.20         5.20
             Second Quarter          $     8.85          5.44        8.70         5.70
             Third Quarter           $     9.10          7.59        9.40         7.25
             Fourth Quarter          $    10.44          8.32       10.01         8.60

        2004:
             First Quarter           $     9.91          8.30        9.50         8.60
             Second Quarter          $     9.78          7.49        9.50         8.10
             Third Quarter           $     9.12          7.25        9.00         7.60
             Fourth Quarter          $    11.20          8.92       11.25         8.91

Holders

As of December 31, 2004 there were 1,962 holders of record of our Class A common stock and 423 holders of record of our Class B common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

Dividends

We have never paid cash dividends on our common stock and we have no present intention of doing so. Payment of cash dividends in the future, if any, will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations. Our existing bank loan agreements contain provisions that prohibit payment of dividends on common stock, other than stock dividends (you should see note 7 to the "Consolidated Financial Statements" included in Part II of this Report for more information).

Stock Transfer Agent and Registrar

Mellon Investor Services is our stock transfer agent and registrar.

Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.
(b) Not applicable.
(c) Repurchase made in the quarter ended December 31, 2004.

           ------------------------------------------------------------------------------------------------
                                        Issuer Purchases of Equity Securities
           ------------------------------------------------------------------------------------------------
                                                                                      (d) Maximum Number
                                                                 (c) Total Number       (or approximate
                                                                    of Shares          Dollar Value) of
                                    (a) Total                    Purchased as Part    Shares that May Yet
                                    Number of      (b) Average      of Publicly        Be Purchased Under
                                      Shares       Price Paid     Announced Plans         the Plans or
                 Period             Purchased       per Share     or Programs (1)         Programs (2)
           --------------------- --------------- -------------- ------------------- -----------------------
           October 1, 2004 to
           October 31, 2004         137,600 (3)       $9.21          165,600            $8.479 million
           --------------------- --------------- -------------- ------------------- -----------------------
           November 1, 2004 to
           November 30, 2004            ---             ---              ---                       ---
           --------------------- --------------- -------------- ------------------- -----------------------
           December 1, 2004 to
           December 31, 2004      3,852,090 (4)       $8.39          266,181            $7.425 million

---------------------
1 The repurchase plan was publicly announced on November 3, 2004. Our plan does not have an expiration date, however transactions pursuant to the plan are subject to periodic approval by our Board of Directors and must receive the consents of our lenders and preferred shareholder. We expect to continue the repurchases throughout 2005 subject to the availability of free cash flow, credit facilities, the price of our Class A and Class B common stock and the requisite consents of our lenders and preferred shareholder. We do not intend to terminate this plan in 2005. No plan has expired during the quarter ended December 31, 2004.
2  The total amount approved for repurchase was $10.0 million.
3  Open-market purchases.
4 Consists of 3,751,509 shares at $8.33 per share purchased from MCI not pursuant to the repurchase plan, and other private party purchases pursuant to the repurchase plan of 100,581 shares at an average price of $10.49 per share.

Item 6.  Selected Financial Data

The following table presents selected information relating to financial condition and results of operations over the past five years.

                                                                               Years ended December 31,
                                                            -----------------------------------------------------------------
                                                                 2004          2003         2002         2001         2000
                                                                 ----          ----         ----         ----         ----
                                                                     (Amounts in thousands except per share amounts)
     Revenues                                               $   424,826       390,797      367,842      357,258      292,605
     Net income (loss) before income taxes and
       cumulative effect of a change in accounting
       principle                                            $    38,715        26,160       12,322        8,659      (21,649)
     Cumulative effect of a change in accounting
       principal, net of income tax benefit of $367 in
       2003                                                 $      ---           (544)         ---          ---          ---
     Net income (loss)                                      $    21,252        15,542        6,663        4,589      (13,234)
     Basic net income (loss) per common share               $      0.35          0.24         0.08         0.05        (0.29)
     Diluted net income (loss) per common share             $      0.34          0.24         0.08         0.05        (0.29)
     Total assets                                           $   849,191       763,020      738,782      734,679      679,007
     Long-term debt, including current portion              $   437,137       345,000      357,700      351,700      334,400
     Obligations under capital leases, including
       current portion                                      $    39,661        44,775       46,632       47,282       48,696
     Redeemable preferred stock:
       Series B                                             $     4,249        15,664       16,907       16,907       22,589
       Series C                                             $       ---        10,000       10,000       10,000          ---
     Total stockholders' equity                             $   234,270       226,642      208,220      202,392      183,480
     Dividends declared per common share                    $      0.00          0.00         0.00         0.00         0.00

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

General Overview

Through our focus on long-term results, acquisitions, and strategic capital investments, we strive to consistently grow our revenues and expand our margins. We have historically met our cash needs for operations, regular capital expenditures and maintenance capital expenditures through our cash flows from operating activities. Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities. We funded the construction of a new fiber optic cable system through our operating cash flows and with draws on our new Senior Credit Facility, as further discussed in Liquidity and Capital Resources in this report.

Results of Operations

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

                                                       Year Ended December 31,         Percentage Change (1)
                                                       -----------------------         ---------------------
                                                                                          2004        2003
                                                                                           vs.         vs.
                                                    2004        2003         2002         2003        2002
                                                    ----        ----         ----         ----        ----
Statement of Operations Data:
  Revenues:
    Long-distance services segment                  49.5%       52.3%        55.7%         2.7%       (0.2%)
    Cable services segment                          23.9%       24.6%        24.1%         5.7%        8.2%
    Local access services segment                   11.0%       10.0%         8.7%        20.4%       21.6%
    Internet services segment                        6.1%        5.1%         4.3%        30.9%       27.3%
    All other                                        9.5%        8.0%         7.2%        28.5%       18.1%
                                                -----------------------------------------------------------------
      Total revenues                               100.0%      100.0%       100.0%         8.7%        6.2%

                                                       Year Ended December 31,         Percentage Change (1)
                                                       -----------------------         ---------------------
                                                                                          2004        2003
                                                                                           vs.         vs.
                                                    2004        2003         2002         2003        2002
                                                    ----        ----         ----         ----        ----
  Cost of goods sold                                32.8%       32.1%        33.6%        11.3%        1.5%
  Selling, general and administrative expenses      34.7%       35.5%        35.1%         6.2%        7.5%
  Bad debt expense (recovery)                       (0.3%)       0.0%         3.6%      (503.4%)    (101.4%)
  Impairment charge                                  0.0%        1.4%         0.0%          NM          NM
  Depreciation, amortization and accretion
    expense                                         14.9%       13.6%        15.3%        18.2%       (5.3%)
                                                -----------------------------------------------------------------
      Operating income                              17.9%       17.4%        12.4%        11.4%       48.9%
      Net income before income taxes and
        cumulative effect of a change in
        accounting principle in 2003                 9.1%        6.7%         3.3%        48.0%      112.3%
      Net income before cumulative effect of a
        change in accounting principle in 2003       5.0%        4.1%         3.3%        32.1%      141.4%
      Net income                                     5.0%        4.0%         1.8%        37.7%      133.3%
Other Operating Data:
Long-distance services segment operating
   income (2)                                       44.4%       43.5%        34.7%         5.0%       25.3%
Cable services segment operating income (3)         26.0%       26.0%        26.5%         5.8%        6.4%
Local access services segment operating loss (4)   (12.1%)     (15.8%)      (26.1%)        7.9%       26.4%
Internet services segment operating income
   (loss) (5)                                       21.0%        8.2%       (10.5%)      236.6%      198.9%

--------------------------
1  Percentage change in underlying data.
2 Computed by dividing total external long-distance services segment operating income by total external long-distance services segment revenues.
3 Computed by dividing total external cable services segment operating income by total external cable services segment revenues.
4 Computed by dividing total external local access services segment operating loss by total external local access services segment revenues.
5 Computed by dividing total external Internet services segment operating income (loss) by total external Internet services segment revenues.
NM - Not meaningful
--------------------------

Year Ended December 31, 2004 ("2004") Compared To Year Ended December 31, 2003 ("2003")

Overview of Revenues and Cost of Goods Sold
Total revenues increased 8.7% from $390.8 million in 2003 to $424.8 million in 2004. All of our segments and All Other Services contributed to the increase in total revenues. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 11.3% from $125.4 million in 2003 to $139.6 million in 2004. All of our segments and All Other Services contributed to the increase in total Cost of Goods Sold. See the discussion below for more information by segment.

Long-Distance Services Segment Overview
Long-distance services segment revenue in 2004 represented 49.5% of consolidated revenues. Our provision of interstate and intrastate long-distance services, private line and leased dedicated capacity services, and broadband services accounted for 92.3% of our total long-distance services segment revenues during 2004.

Factors that have the greatest impact on year-to-year changes in long-distance services segment revenues include the rate per minute charged to customers, usage volumes expressed as minutes of use, and the number of private line, leased dedicated service and broadband products in use.

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

On July 21, 2002 MCI and substantially all of its active United States subsidiaries, on a combined basis a major customer, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. On July 22, 2003, the United States Bankruptcy Court approved a settlement agreement for pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI. MCI emerged from bankruptcy protection on April 20, 2004. The remaining pre-petition accounts receivable balance owed by MCI to us after this settlement was $11.1 million ("MCI credit") which we have used and will continue to use as a credit against amounts payable for services purchased from MCI.

After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. We have accounted for our use of the MCI credit as a gain contingency, and, accordingly, are recognizing a reduction of bad debt expense as services are provided by MCI and the credit is realized. During 2004 and 2003 we realized approximately $4.2 million and $2.8 million, respectively, of the MCI credit against amounts payable for services received from MCI.

The remaining unused MCI credit totaled $3.7 million and $7.9 million at December 31, 2004 and 2003, respectively. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is realized.

In February 2005 Verizon Communications, Inc. agreed to purchase MCI. The agreement requires approval of shareholders and anti-trust regulators. Verizon has allowed MCI two weeks beginning in early March 2005 to conduct additional talks with Quest Communications International, Inc., another potential buyer. We are unable to predict the impact that a merger with or an acquisition of MCI will have upon us in the long-term, however given the materiality of MCI's revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

The initial term of our contract to provide interstate and intrastate long-distance services to Sprint ends in March 2007 with two one-year automatic extensions to March 2009. In June 2004 we amended the original agreement resulting in new annual rate reductions beginning July 2004. Contractual rate reductions will continue to occur annually through the end of the initial term of the contract.

In December 2004 Sprint and Nextel Communications, Inc. announced a merger. The agreement requires approval of shareholders and anti-trust regulators, as well as state utility commissions that license phone service. We are unable to predict the outcome this merger will have upon us in the long-term.

Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to MCI and Sprint by their customers. Pricing pressures, new program offerings, business failures, and market and business consolidations continue to evolve in the markets served by MCI and Sprint. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures, consistent with federal law. Additionally, disruption in the economy resulting from terrorist attacks and other attacks or acts of war could affect our carrier customers. We are unable to predict the effect on us of such changes, however given the materiality of other common carrier revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

Long-distance Services Segment Revenues
Total long-distance services segment revenues increased 2.7% to $210.1 million in 2004. The components of long-distance services segment revenues are as follows (amounts in thousands):

                                                                        2004              2003        Percentage Change
                                                                   --------------    -------------    -----------------
   Common carrier message telephone services                      $    81,873            91,700            (10.7%)
   Residential, commercial and governmental message
     telephone services                                                39,045            39,701             (1.7%)
   Private line and private network services                           42,885            37,123             15.5%
   Broadband services                                                  30,173            25,167             19.9%
   Lease of fiber optic cable system capacity                          16,159            10,876             48.6%
                                                                   --------------    -------------    -----------------
   Total long-distance services segment revenue                   $   210,135           204,567              2.7%
                                                                   ==============    =============    =================

Common Carrier Message Telephone Services Revenue
The 2004 decrease in message telephone service revenues from other common carriers (principally MCI and Sprint) resulted from the following:

     o A 10.0% decrease in the average rate per minute on minutes carried for other common carriers primarily due to the decreased average rate per minute as agreed to in the June 2004 amendment of our contract to provide interstate and intrastate long-distance services to Sprint and in the July 2003 extension of our contract to provide interstate and intrastate long-distance services to MCI,
     o A $708,000 credit given to a certain other common carrier customer in the fourth quarter of 2004 resulting from a rate per minute overcharge in 2004 and 2003, and
     o A $411,000 increase in 2004 as compared to 2003 in a discount given to a certain other common carrier customer which started in the third quarter of 2003.

The decrease in message telephone service revenues from other common carriers in 2004 was partially off-set by a 1.9% increase in wholesale minutes carried to
891.2 million minutes.

Residential, Commercial and Governmental Message Telephone Services Revenue Selected key performance indicators for our offering of message telephone service to residential, commercial and governmental customers follow:

                                                      2004                 2003            Percentage Change
                                               ------------------    ------------------    -----------------
   Retail minutes carried                        305.9 million         284.3 million              7.6%
   Average rate per minute (1)                       $0.131               $0.138                 (5.1%)
   Number of active residential,
     commercial and governmental
     customers (2)                                   91,300               85,600                  6.7%

-----------------
   1 Residential, commercial and governmental message telephone services excluding plan fees associated with the carriage of data services divided by the retail minutes carried.
   2 All current subscribers who have had calling activity during December 2004 and 2003, respectively.

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

Broadband Services Revenue
The increase in revenues from our packaged telecommunications offering to rural hospitals and health clinics and our SchoolAccess(TM) offering to rural school districts in 2004 is primarily due to the following:

     o An increased number of circuits leased to rural hospitals, health clinics, and rural school districts to both existing and a new customer resulting in increased revenue of $2.2 million, and
     o A $2.7 million increase in special project revenue for services sold to the federal government.

Fiber Optic Cable System Capacity Lease Revenue
The increase in revenues from the lease of fiber optic cable system capacity is primarily due to a lease of capacity on the AULP East fiber optic cable system resulting in increased monthly revenue of approximately $430,000 starting in July 2004.

Long-distance Services Segment Cost of Goods Sold
Long-distance services segment Cost of Goods Sold increased 1.4% to $54.1 million in 2004 primarily due to the following:

     o   A 7.6% increase in retail minutes carried,
     o   A 1.9% increase in wholesale minutes carried, and

     o A $2.3 million refund ($1.9 million after deducting certain direct costs) in 2003 from a local exchange carrier in respect of its earnings that exceeded regulatory requirements that did not recur in 2004.

The increase in the long-distance services segment Cost of Goods Sold is partially off-set by the following:

     o In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. Our favorable adjustments decreased to $2.2 million in 2004 from $3.4 million in 2003.
     o Reductions in access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.010 and $.061 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows.

Long-distance Services Segment Operating Income
Long-distance services segment operating income increased 5.0% to $93.4 million from 2003 to 2004 primarily due to the following:

     o The 2.7% increase in long-distance services segment revenues to $210.1 million in 2004,
     o Realization of approximately $4.2 million of the MCI credit through a reduction to bad debt expense in 2004, as further discussed in the "Long Distance Service Overview" above. We realized approximately $2.8 million of the MCI credit through a reduction to bad debt expense in 2003, and
     o In 2003, we reported an impairment charge of $5.4 million representing the remaining net book value recorded for our North Pacific Cable asset as further described in the "Impairment Charge" section below.

The long-distance services segment operating income increase was partially off-set by the following:

     o The 1.4% increase in long-distance services segment costs of goods sold to $54.1 million in 2004, as discussed above,
     o A 6.3% increase in long-distance services segment selling, general and administrative expenses to $40.1 million primarily due to an approximately $1.0 million increase in fiber repair expenses in 2004 compared to 2003. The increase in fiber repair expenses is the result of the repair of AULP East in July 2004 with a total repair cost of approximately $311,000 and the reversal of an accrual for estimated fiber repair costs of $700,000 in 2003, and
     o A 26.3% increase in long-distance services segment depreciation, amortization and accretion expense to $25.5 million in 2004 as compared to 2003 primarily due to our investment in long-distance services segment equipment and facilities placed into service during the year ended December 31, 2003 for which a full year of depreciation was recorded in the year ended December 31, 2004, and our investment in long-distance services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a partial year of depreciation was recorded in the year ended December 31, 2004.

Cable Services Segment Overview
Cable services segment revenues in 2004 represented 23.9% of consolidated revenues. Our cable systems serve 35 communities and areas in Alaska, including the state's four largest population centers, Anchorage, Fairbanks, the Mat-Su Valley and Juneau. On February 1, 2005 we acquired all of the assets of Barrow Cable TV, Inc. ("BCTV") for approximately $1.6 million. We expect the BCTV asset purchase to result in additional subscribers totaling approximately 950 and additional homes passed totaling approximately 1,600.

We generate cable services segment revenues from four primary sources: (1) digital and analog programming services, including monthly basic and premium subscriptions, pay-per-view movies and other one-time events, such as sporting events; (2) equipment rentals and installation; (3) cable modem services (shared with our Internet services segment); and (4) advertising sales. During 2004 programming services generated 72.6% of total cable services segment revenues, cable services' allocable share of cable modem services accounted for 12.6% of such revenues, equipment rental and installation fees accounted for 9.6% of such revenues, advertising sales accounted for 4.3% of such revenues, and other services accounted for the remaining 0.9% of total cable services segment revenues.

The primary factors that contribute to year-to-year changes in cable services segment revenues include average monthly subscription rates and pay-per-view buys, the mix among basic, premium and digital tier services, the average number of cable television and cable modem subscribers during a given reporting period, set-top box utilization and related rates, revenues generated from new product offerings, and sales of cable advertising services.

We distribute local Anchorage broadcaster signals to all of our cable systems. This local programming provides additional value to our cable subscribers that not all our DBS competitors can provide. In the third quarter of 2003 DBS service provider Dish Network (EchoStar Communications Corporation) began providing, for an additional fee, Anchorage based broadcaster programming in Anchorage and in other Alaska communities where there is not a similar local broadcast affiliate.

Cable Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our cable services segment follow:

                                                              December 31,              Percentage
                                                         2004             2003            Change
                                                    -------------    -------------    ----------------
   Basic subscribers                                    134,700          134,400            0.2%
   Digital programming tier subscribers                  46,100           34,900           32.1%
   Cable modem subscribers                               65,500           46,000           42.4%
   Homes passed                                         207,200          202,200            2.5%

A basic cable subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased. A digital programming tier subscriber is defined as one digital programming tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased.

A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

Total cable services segment revenues increased 5.7% to $101.4 million and average gross revenue per average basic subscriber per month increased $3.27 or 5.4% in 2004.

The increase in cable services segment revenues is primarily due to the following:

     o A 76.8% increase in digital set-top box rental revenue to $8.2 million in 2004 primarily caused by the increased use of digital distribution technology,

     o A 17.1% increase in its share of cable modem revenue (offered through our Internet services segment) to $12.8 million in 2004 due to an increased number of cable modems deployed. Approximately 99% of our cable homes passed are able to subscribe to our cable modem service, and
     o A 33.1% increase in advertising sales revenue to $4.3 million in 2004 primarily caused by an increase in Olympic and national and local political advertising.

Cable services segment Cost of Goods Sold increased 3.7% to $27.0 million in 2004 due to programming cost increases for most of our cable programming service offerings. The increase in Cable services segment Cost of Goods Sold is partially off-set by a refund received in 2004 from a supplier retroactive to August 2003 and arrangements with suppliers in which we received rebates in 2004 upon us meeting specified goals.

Cable Services Segment Operating Income
Cable services segment operating income increased $1.4 million to $26.4 million from 2003 to 2004 primarily due to the 5.7% increase in cable services segment revenues to $101.4 million in 2004, partially off-set by the following:

     o The 3.7% increase in cable services segment Costs of Goods Sold to $27.0 million in 2004, as described above,
     o A $999,000 increase in cable services segment selling, general and administrative expenses to $28.1 million primarily due to a $408,000 increase in labor and employee benefits costs, and
     o A 10.1% increase in cable services segment depreciation, amortization and accretion expense to $19.0 million in 2004 as compared to 2003 primarily due to our investment in cable services segment equipment and facilities placed into service during the year ended December 31, 2003 for which a full year of depreciation was recorded in the year ended December 31, 2004, and our investment in cable services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a partial year of depreciation was recorded in the year ended December 31, 2004.

Multiple System Operator ("MSO") Operating Statistics
Our operating statistics include capital expenditures and customer information from our cable services segment and the components of our local access services and Internet services segments which offer services utilizing our cable services segment's facilities.

Our capital expenditures by standard reporting category for the year ended December 31, 2004 and 2003 follows (amounts in thousands):

                                                      2004            2003
                                                 --------------    -------------
    Customer premise equipment                  $    16,772          10,713
    Commercial                                          574             705
    Scalable infrastructure                           4,979           2,221
    Line extensions                                   1,752           1,270
    Upgrade/rebuild                                   9,476           3,800
    Support capital                                   1,427             503
                                                 --------------    -------------
    Sub-total                                        34,980          19,212

    Remaining reportable segments and
      All Other capital expenditures                 76,824          43,267
                                                 --------------    -------------
                                                $   111,804          62,479
                                                 ==============    =============

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable services segment's facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At December, 2004 and 2003 we had 122,700 and 121,900 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At December 31, 2004 and 2003 we had 208,300 and 180,400 revenue generating units, respectively.

Local Access Services Segment Overview
During 2004 local access services segment revenues represented 11.0% of consolidated revenues. We generate local access services segment revenues from three primary sources: (1) business and residential basic dial tone services;
(2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges.

The primary factors that contribute to year-to-year changes in local access services segment revenues include the average number of business and residential subscribers to our services during a given reporting period, the average monthly rates charged for non-traffic sensitive services, the number and type of additional premium features selected, the traffic sensitive access rates charged to carriers and the Universal Service Program.

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

At December 31, 2004, 112,100 lines were in service as compared to approximately 106,100 lines in service at December 31, 2003. We estimate that our 2004 lines in service represents a statewide market share of approximately 24%. A line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Our access line mix at December 31, 2004 follows:

     o   Residential lines represent approximately 60% of our lines,
     o   Business customers represent approximately 35% of our lines, and
     o   Internet access customers represent approximately 5% of our lines.

In April 2004 we successfully launched our DLPS deployment utilizing our Anchorage coaxial cable facilities. This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC. To ensure the necessary equipment is available to us, we have committed to purchase a certain number of outdoor, network powered multi-media adapters. At December 31, 2004 we had approximately 8,000 DLPS lines in service. We plan to continue to deploy additional DLPS lines during the year ended December 31, 2005.

Approximately 85% of our lines are provided on our own facilities and leased local loops. Approximately 6% of our lines are provided using the UNE platform delivery method.

In January 2005 we applied to the RCA to expand our existing certification for the provision of competitive local service. We requested to provide service in competition with the existing service provider in five service areas which include the communities of Ketchikan, Cordova, Chitina, Glenallen, McCarthy, Mentasta, Tatitlek, Valdez, Delta Junction, Homer, Kenai, Kodiak, Soldotna, Nenana, North Pole, and the area from Eagle River to Healy. In addition, we have requested approval to offer local service in six areas covered by our cable facilities only which include the communities of Wrangell, Petersburg, Sitka, Seward, Bethel, and Nome.

We plan to offer service in these new areas using a combination of methods. To a large extent, we plan to use our existing cable network to deliver local services. Where we do not have cable plant, we may use wireless technologies and resale of other carrier's services. We may lease portions of an existing carrier's network or seek wholesale discounts, but our application is not dependent upon access to either unbundled network elements of the ILEC's network or wholesale discount rates for resale of ILEC services. We have requested the RCA decide this application within at least six months.

On June 25, 2004 the RCA issued an order in our arbitration with ACS to revise the rates, terms, and conditions that govern access to UNEs in the Anchorage market. The RCA's ruling set rates for numerous elements of ACS' network, the most significant being the lease rate for local loops. The order initially increased the loop rate from $14.92 to $19.15 per loop per month. We immediately filed a petition for reconsideration with the RCA to correct computational errors and raise other issues. On August 20, 2004, the RCA ruled on the petition and retroactively lowered the loop rate to $18.64 per month. We estimate the ruling, absent other measures would increase our local access services segment Cost of Goods Sold by as much as approximately $4.0 million during the year ended December 31, 2005. In January 2005 we appealed the RCA ruling to the Federal Circuit Court arguing that the pricing and methodology used by ACS and approved by the RCA was flawed and in violation of federal law. We cannot predict at this time the outcome of the petition for reconsideration or the lawsuit.

In December 2003 we distributed our new Anchorage phone directory and began recognizing revenue and Cost of Goods Sold in the local access services segment. We recognized one month of revenue and Cost of Goods Sold in the fourth quarter of 2003 and the remaining eleven months of revenue and Cost of Goods Sold were recognized in 2004. In December 2004 we distributed a second Anchorage phone directory and are using the same recognition method for revenue and Cost of Goods Sold.

In October 2004 we completed distribution of our new Fairbanks and Juneau area directories. We recognized three months of revenue and Cost of Goods Sold in 2004 and will recognize the remaining nine months of revenue and Cost of Goods Sold in 2005.

Local Access Services Segment Revenues and Cost of Goods Sold
Local access services segment revenues increased 20.4% in 2004 to $47.0 million primarily due to the following:

     o   Growth in the number of lines in service from 106,100 to 112,100,
     o $1.5 million increase to $4.1 million in support from the Universal Service Program, and
     o $2.0 million increase in revenues to $2.2 million from our phone directories.

The increase in local access services segment revenues is partially off-set by access rate decreases.

Local access services segment Cost of Goods Sold increased 22.4% to $29.1 million in 2004 primarily due to the growth in the average number of lines in service and the increased costs resulting from the RCA's Anchorage UNE arbitration settlement order in June 2004 discussed above.

Local Access Services Segment Operating Loss
Local access services segment operating loss decreased 7.9% to ($5.7) million from 2003 to 2004 primarily due to the 20.4% revenue increase to $47.0 million partially off-set by the following:

     o   The 22.4% increase in Cost of Goods Sold to $29.1 million,

     o A $598,000 increase in local services segment selling, general and administrative expenses to $18.3 million, and
     o A 39.1% increase in local services segment depreciation, amortization and accretion expense to $4.9 million in 2004 as compared to 2003 primarily due to our investment in local access services segment equipment and facilities placed into service during the year ended December 31, 2003 for which a full year of depreciation was recorded in the year ended December 31, 2004, and our investment in local access services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a partial year of depreciation was recorded in the year ended December 31, 2004.

The local access services segment operating results are negatively affected by the allocation of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long distance services segment, the local access services segment operating loss would have improved by approximately $7.1 million and the long distance services segment operating income would have been reduced by an equal amount in 2004. Avoided access charges totaled approximately $6.9 million in 2003. The amount of allocated access cost savings is affected by access rate decreases from 2003 to 2004.

Internet Services Segment Overview
During 2004 Internet services segment revenues represented 6.1% of consolidated revenues. We generate Internet services segment revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) Internet services segment's allocable share of cable modem revenue (a portion of cable modem revenue is also recognized by our cable services segment).

The primary factors that contribute to year-to-year changes in Internet services segment revenues include the average number of subscribers to our services during a given reporting period, the average monthly subscription rates, the amount of bandwidth purchased by large commercial customers, and the number and type of additional premium features selected.

Marketing campaigns continue to be deployed targeting residential and commercial customers featuring bundled products. Our Internet offerings are bundled with various combinations of our long-distance, cable, and local access services segments' offerings and provide free or discounted basic or premium Internet services. Value-added premium Internet features are available for additional charges.

We compete with a number of Internet service providers in our markets. We believe our approach to developing, pricing, and providing Internet services allows us to be competitive in providing those services.

Internet Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our Internet services segment follow:

                                                      December 31,               Percentage
                                                 2004             2003             Change
                                             ------------     ------------    ---------------
   Total Internet subscribers                  101,600           95,700              6.2%
   Cable modem subscribers                      65,500           46,000             42.4%
   Dial-up subscribers                          36,100           49,600            (27.2%)

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

A dial-up subscriber is defined by the purchase of dial-up Internet service regardless of the level of service purchased. If one entity purchases multiple dial-up service access points, each access point is counted as a subscriber.

Total Internet services segment revenues increased 30.9% to $26.0 million in 2004 primarily due to the 26.1% increase in its allocable share of cable modem revenues to $11.4 million in 2004 as compared to 2003. The increase in cable modem revenues is primarily due to growth in cable modem subscribers.

Internet services Cost of Goods Sold increased 19.3% to $7.0 million in 2004 associated with increased Internet services segment revenues.

Internet Services Segment Operating Income
Internet services segment operating income increased 236.7% to $5.5 million from 2003 to 2004 primarily due to the 30.9% increase in Internet services segment revenues to $26.0 million in 2004 partially off-set by the 19.3% increase in Internet services segment Cost of Goods Sold to $7.0 million in 2004, and a $788,000 increase in selling, general and administrative expenses to $9.4 million. The increase in selling, general and administrative expenses is due to an approximately $771,000 increase in labor and employee benefits costs.

All Other Overview
Revenues reported in the All Other category as described in note 12 in the accompanying "Notes to Consolidated Financial Statements" include our managed services, product sales, and cellular telephone services.

Revenues included in the All Other category represented 9.5% of total revenues in 2004.

All Other Revenues and Cost of Goods Sold
All Other revenues increased 28.5% to $40.3 million in 2004. The increase is primarily due to the following:

     o $4.8 million in special project revenue earned from our fiber system that transits the Trans Alaska oil pipeline corridor in 2004,
     o Increased monthly revenue earned from our fiber system that transits the Trans Alaska oil pipeline corridor,
     o Revenue generated from our contract to provide services to the State of Alaska starting in the first quarter of 2004, and
     o   Special project revenue for services sold to the State of Alaska.

The increase described above is partially off-set by a $685,000 decrease in product sales revenue to $2.2 million in 2004. The decrease is due to sales of product to two customers in 2003 that were not repeated in 2004.

All Other Cost of Goods Sold increased 36.5% to $22.4 million in 2004. The increase in All Other Cost of Goods Sold is primarily due to a $5.7 million increase to $5.8 million in costs associated with special project revenue earned from our fiber system that transits the Trans Alaska oil pipeline corridor in 2004, costs associated with increased monthly revenue earned from our recurring service contracts in 2004, and costs associated with the special project revenue described above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 6.2% to $147.4 million in 2004 primarily due to the following:
     o   A $7.1 million increase in labor and health insurance costs,

     o A $4.6 million increase in contract labor and contract services expenses associated with our Sarbanes-Oxley Act of 2002 ("SOX") Section 404 compliance efforts and other special projects,
     o A $1.2 million write-off of previously capitalized mobile wireless network costs upon finalization of a long-term distribution agreement, and
     o A $1.0 million increase in fiber repair expenses in 2004 and compared to 2003. The increase in fiber repair expenses is the result of the repair of AULP East in July 2004 with a total repair cost of approximately $311,000 and the reversal of an accrual for estimated fiber repair costs of $700,000 in 2003.

The increases previously described are partially off-set by a $4.1 million decrease in our company-wide success sharing bonus accrual. As a percentage of total revenues, selling, general and administrative expenses decreased to 34.7% in 2004 from 35.5% in 2003, primarily due to an increase in revenues without a corresponding increase in selling, general and administrative expenses.

Bad Debt Recovery
Bad debt recovery increased $896,000 to a net recovery of $1.1 million in 2004. The 2004 increase is primarily due to realization of approximately $4.2 million of the MCI credit through a reduction to bad debt expense in 2004, as further discussed in the "Long Distance Service Overview" above. We realized approximately $2.8 million of the MCI credit through a reduction to bad debt expense in 2003.

Impairment Charge
In 2003, we reported an impairment charge of $5.4 million in our long-distance services segment which equaled the remaining net book value recorded for our North Pacific Cable asset. In 1991 we purchased one DS-3 of capacity on a fiber optic cable system owned by AT&T. This fiber optic cable system is a spur off of a trans-Pacific fiber optic cable system owned by another group. We used our owned capacity to carry traffic to and from Alaska and the Lower 48 States. The section of the North Pacific Cable in which we owned capacity was taken out of service in January 2004 due to a billing dispute between AT&T and the owner of the trans-Pacific cable system causing us to re-route certain of our traffic. We were relieved of all future obligations required by our purchase agreement and ceased payment of maintenance and vessel standby costs totaling approximately $324,000 per year that would otherwise be payable over the remaining life of the system. The AULP West fiber optic cable system we built was put into service in June 2004 and provides us with route diversity and redundancy in excess of that previously provided by the North Pacific Cable.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased 18.2% to $63.1 million in 2004. The increase is primarily attributed to our $45.8 million investment in equipment and facilities placed into service during 2003 for which a full year of depreciation was recorded in 2004, and the $122.9 million investment in equipment and facilities placed into service during 2004 for which a partial year of depreciation was recorded in 2004.

Other Expense, Net
Other expense, net of other income, decreased 11.4% to $37.1 million in 2004 primarily due to a $7.9 million decrease in interest expense in 2004 on our new Senior Credit Facility due to a decrease in the average outstanding balance owed on our new Senior Credit Facility and a decreased average new Senior Credit Facility interest rate as compared to 2003.

Partially offsetting the decreases described above were the following:
     o In 2004 we paid bond call premiums totaling $6.1 million to redeem our old Senior Notes,
     o As a result of redeeming our old Senior Notes in 2004 we recognized $2.3 million in unamortized old Senior Notes fee expense, and

     o A $1.6 million increase in interest expense on our new Senior Notes due to an increase in the outstanding balance owed, partially off-set by a decreased interest rate in 2004 as compared to 2003.

Income Tax Expense
Income tax expense was $17.5 million in 2004 and $10.1 million in 2003. The change was due to increased net income before income taxes in 2004 as compared to 2003 and an approximately $3.1 million increase in income tax expense resulting from a true-up of the deferred tax assets and liabilities associated primarily with fixed assets and net operating loss carryforwards. Our effective income tax rate increased from 38.5% in 2003 to 45.1% in 2004 due to an adjustment of deferred tax assets and liabilities in 2004.

At December 31, 2004, we have (1) tax net operating loss carryforwards of approximately $175.6 million that will begin expiring in 2007 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $1.9 million available to offset regular income taxes payable in future years. We utilized net operating loss carryforwards of approximately $11.3 million during the year ended December 31, 2004. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 42% to 44% in 2005.

On October 22, 2004 the American Jobs Creation Act of 2004 was signed into law. We believe this new law will not have a material effect on our results of operations, financial position and cash flows.

Cumulative Effect of a Change in Accounting Principle
On January 1, 2003 we adopted Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," and recorded the cumulative effect of accretion and depreciation expense as a cumulative effect of a change in accounting principle of approximately $544,000, net of income tax benefit of $367,000.


Year Ended December 31, 2003 ("2003") Compared To Year Ended December 31, 2002 ("2002")

Overview of Revenues and Cost of Goods Sold
Total revenues increased 6.2% from $367.8 million in 2002 to $390.8 million in 2003. The cable services, local access services and Internet services segments and All Other Services contributed to the increase in total revenues, partially off-set by decreased revenues in the long-distance services segment. See the discussion below for more information by segment.

Total cost of goods sold increased 1.5% from $123.6 million in 2002 to $125.4 million in 2003. The cable services, local access services and Internet services segments and All Other Services contributed to the increase in total cost of goods sold, partially off-set by decreased cost of goods sold in the long-distance services segment. See the discussion below for more information by segment.

Long-Distance Services Segment Overview
Long-distance services segment revenue in 2003 represented 52.3% of consolidated revenues. Our provision of interstate and intrastate long-distance services, Private Line and leased dedicated capacity services, and broadband services accounted for 94.7% of our total long-distance services segment revenues during 2003.

Long-distance Services Segment Revenues
Total long-distance services segment revenues decreased 0.2% to $204.6 million in 2003. The components of long-distance services segment revenues are as follows (amounts in thousands):

                                                                        2003              2002        Percentage Change
                                                                   --------------    -------------    -----------------
   Common carrier message telephone services                      $    91,700            95,947            (4.4%)
   Residential, commercial and governmental message
     telephone services                                                39,701            46,169           (14.0%)
   Private line and private network services                           37,123            36,157             2.7%
   Broadband services                                                  25,167            18,432            36.5%
   Lease of fiber optic cable system capacity                          10,876             8,225            32.2%
                                                                   --------------    -------------    -----------------
     Total long-distance services segment revenue                 $   204,567           204,930            (0.2%)
                                                                   ==============    =============    =================

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

Residential, Commercial and Governmental Message Telephone Services Revenue Selected key performance indicators for our offering of message telephone service to residential, commercial and governmental customers follow:

                                                      2003                 2002            Percentage Change
                                               ------------------    ------------------    -----------------
   Retail minutes carried                        284.3 million         309.2 million            (8.1%)
   Average rate per minute                           $0.138               $0.142                (2.8%)
   Number of active residential,
     commercial and governmental
     customers (1)                                   85,600               88,200                (2.9%)

   ------------------------------------
   1  All current subscribers who have had calling activity during December of 2003 and 2002, respectively.

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

Broadband Services Revenue
The increase in revenues from our packaged telecommunications offering to rural hospitals and health clinics and our SchoolAccess(TM) offering to rural school districts in 2003 is primarily due to the following:

     o Our SchoolAccess(TM) offering called Distance Learning Service that started in late 2002. Distance Learning Service is a video-conference based service that enables eight school districts in Alaska to provide additional educational opportunities for their students, and
     o An increased number of circuits leased to rural hospitals and health clinics in Alaska.

Long-distance Services Segment Cost of Goods Sold
Long-distance services segment cost of goods sold decreased 11.1% to $53.4 million in 2003 primarily due to the following:

     o Reductions in access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.011 and $.061 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows,
     o The FCC Multi-Association Group reform order reducing the interstate access rates paid by interexchange carriers to LECs beginning July 2002,
     o A $2.3 million refund ($1.9 million after deducting certain direct costs) in 2003 from a local exchange carrier in respect of its earnings that exceeded regulatory requirements, and
     o A $1.7 million refund in 2003 from an intrastate access cost pool that previously overcharged us for access services.

The decrease in the long-distance services segment cost of goods sold is partially off-set by increased costs associated with additional transponder and network back-up capacity in 2003 as compared to 2002.

Long-distance Services Segment Operating Income
Long-distance services segment operating income increased 20.3% to $89.0 million from 2002 to 2003 primarily due to the following:

     o The 11.1% decrease in long-distance services segment cost of goods sold to $53.4 million in 2003,
     o An increase of 108.9% to a net bad debt recovery of $1.1 million in 2003 due to realization of approximately $2.8 million of the MCI credit through a reduction to bad debt expense in 2003, as further discussed in the "Long Distance Service Overview" above. We recognized bad debt expense of approximately $11.0 million due to the MCI bankruptcy in 2002, and
     o A 8.8% decrease in long-distance services segment depreciation, amortization and accretion expense to $20.2 million in 2003 as compared to 2002 primarily due to a 2003 reduction of $1.3 million in depreciation expense associated with a portion of the 2002 Kanas Telecom, Inc. acquisition included in the long-distance services segment partially off-set by our investment in long-distance services segment equipment and facilities placed into service during the year ended December 31, 2003 for which a full year of depreciation was recorded in the year ended December 31, 2004, and our investment in long-distance services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a partial year of depreciation was recorded in the year ended December 31, 2004.

The long-distance services segment operating income increase was partially off-set by the following:

     o The 0.2% decrease in long-distance services segment revenue to $204.6 million in 2003, as discussed above,
     o In 2003, we reported an impairment charge of $5.4 million which equaled the remaining net book value recorded for our North Pacific Cable asset as further described in the "Impairment Charge" section below, and
     o A 3.6% increase in long-distance services segment selling, general and administrative expenses to $37.7 million primarily due to an increase of approximately $1.8 for labor and employee benefit costs and the reversal of an accrual for estimated fiber repair costs $700,000 in 2003.

Cable Services Segment Overview
Cable television revenues in 2003 represented 24.6% of consolidated revenues. During 2003 programming services generated 76.3% of total cable services segment revenues, cable services' allocable share of cable modem services accounted for 11.4% of such revenues, equipment rental and installation fees accounted for 8.1% of such revenues, advertising sales accounted for 3.4% of such revenues, and other services accounted for the remaining 0.8% of total cable services segment revenues.

Effective February 2003, we increased rates charged for certain cable services and premium packages in six communities, including three of the state's four largest population centers, Anchorage, Fairbanks and Juneau. Rates increased approximately 4% for those customers who experienced an adjustment.

In the second quarter of 2002 we signed seven-year retransmission agreements with the five local Anchorage broadcasters and began up-linking and distributing the local Anchorage broadcaster signals to all of our cable systems. This local programming provides additional value to our cable subscribers that not all our DBS competitors can provide. In 2003 DBS service provider Dish Network (EchoStar Communications Corporation) began providing, for an additional fee, Anchorage based broadcaster programming in Anchorage and in other Alaska communities where there is not a similar local broadcast affiliate.

Cable Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our cable services segment follow:

                                                                                        Percentage
                                                         2003             2002            Change
                                                    -------------    -------------    ----------------
   Basic subscribers                                    134,400          136,100           (1.2%)
   Digital programming tier subscribers                  34,900           30,500           14.4%
   Cable modem subscribers                               46,000           36,200           27.1%
   Homes passed                                         202,200          196,900            2.7%

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

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased 36.6% to $10.9 million in 2003 due to an increased number of cable modems deployed. Approximately 99% of our cable homes passed are able to subscribe to our cable modem service. In the second quarter of 2003 we completed our upgrade of the Ketchikan cable system. Customers in this system are able to subscribe to cable modem service.

At December 31, 2003 we offered digital programming service in Anchorage, the Mat-Su Valley, Fairbanks, Juneau, Ketchikan, Kenai, and Soldotna, representing approximately 89% of our total homes passed. We launched digital programming services in the Mat-Su Valley and Ketchikan cable systems in 2003.

Cable services cost of goods sold increased 9.9% to $26.0 million in 2003 due to programming cost increases for most of our cable programming services offerings.

Cable Services Segment Operating Income
Cable services segment operating income increased $1.5 million to $25.0 million from 2002 to 2003 primarily due to the 8.2% increase in cable services segment revenues to $96.0 million in 2003, partially off-set by the following:

     o The 9.9% increase in cable services segment Costs of Goods Sold to $26.0 million in 2003, as described above,
     o A $1.8 million increase in cable services segment selling, general and administrative expenses to $27.1 million primarily due to an increase of approximately $913,000 in labor and employee benefits costs and an increase of approximately $981,000 in promotion expenses, and
     o A 8.9% increase in cable services segment depreciation, amortization and accretion expense to $17.3 million in 2003 as compared to 2002 primarily due to our investment in cable services segment equipment and facilities placed into service during the year ended December 31, 2002 for which a full year of depreciation was recorded in the year ended December 31, 2003, and our investment in cable services segment equipment and facilities placed into service during the year ended December 31, 2003 for which a partial year of depreciation was recorded in the year ended December 31, 2003.

MSO Operating Statistics
Our operating statistics include capital expenditures and customer information from our cable services segment and the components of our local access services and Internet services segments which offer services utilizing our cable services' facilities.

Our capital expenditures by standard reporting category for the year ending December 31, 2003 and 2002 follows (amounts in thousands):

                                                  2003             2002
                                              --------------    -------------
    Customer premise equipment               $   10,713           10,609
    Commercial                                      705              597
    Scalable infrastructure                       2,221            3,082
    Line extensions                               1,270              866
    Upgrade/rebuild                               3,800            4,567
    Support capital                                 503            5,413
                                              --------------    -------------
    Sub-total                                    19,212           25,134

    Remaining reportable segments and
      All Other capital expenditures             43,267           40,006
                                             --------------    -------------
                                            $    62,479           65,140
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

Local Access Services Segment Overview
During 2003 local access services segment revenues represented 10.0% of consolidated revenues.

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

In December 2003 we distributed our new phone directory and began recognizing revenue and costs of sales and service in the local access services segment. We recognized one month of revenue and cost of sales and service in the fourth quarter of 2003 and the remaining eleven months in 2004. Operating expenses incurred and recognized throughout 2003 to prepare our new phone directory are reported in the local access services segment.

Local Access Services Segment Revenues and Cost of Goods Sold
Local access services segment revenues increased 21.6% in 2003 to $39.0 million primarily due to the following:

     o   Growth in the lines in service,
     o   $1.9 million of support from the Universal Service Program, and
     o A change in how we provision local access lines in Fairbanks and Juneau. In 2002 we primarily resold service purchased from ACS. In 2003 we benefited from our facilities build-out with an increased number of access lines provisioned on our own facilities using UNEs, allowing us to collect interstate and intrastate access revenues.

Local access services segment cost of goods sold increased 17.6% to $23.8 million in 2003 primarily due to the growth in the average number of lines in service.

Local Access Services Segment Operating Loss
Local access services segment operating loss decreased 26.4% to ($6.2) million from 2002 to 2003 primarily due to the 21.6% revenue increase to $39.0 million partially off-set by the following:

     o   The 17.6% increase in Cost of Goods Sold to $23.8 million, and
     o A $1.1 million increase in local services segment selling, general and administrative expenses to $17.7 million primarily due to an approximately $591,000 increase in costs associated with State of Alaska regulatory affairs.

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

The local access services segment operating results in 2003 were affected by our evaluation and testing of digital local phone service and Internet protocol-based technology to deliver phone service through our cable facilities.

Internet Services Segment Overview
During 2003 Internet services segment revenues represented 5.1% of consolidated revenues.

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

Internet services cost of goods sold increased 22.3% to $5.9 million in 2003 primarily due to the increased number of cable modems deployed.

Internet Services Segment Operating Income
Internet services segment operating income increased 198.9% to $1.6 million from 2002 to 2003 primarily due to the 27.3% increase in Internet services segment revenues to $19.8 million in 2003 partially off-set by the 22.3% increase in Internet services segment Cost of Goods Sold to $5.9 million in 2003.

All Other Services Overview
Revenues included in the All Other category represented 8.0% of total revenues in 2003.

All Other Revenues and Cost of Goods Sold
All Other revenues increased 18.1% to $31.4 million in 2003. The increase in revenues is primarily due to the following:

     o Increased monthly revenue earned in 2003 as compared to 2002 from our GCI Fiber system that transits the Trans Alaska oil pipeline corridor, and
     o $2.0 million in special project revenue earned from our GCI Fiber system in 2003.

All Other costs of sales and services increased 10.3% to $16.4 million in 2003 primarily due to increased costs associated with the increased monthly revenue from our GCI fiber system.

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

Bad Debt Expense (Recovery)
Bad debt expense (recovery) decreased 101.4% to ($178,000) in 2003. The 2003 decrease is primarily due to the following:

     o Utilization of approximately $2.8 million of the MCI credit as a reduction to bad debt expense in 2003, and
     o Provision in 2002 of a $11.0 million bad debt reserve for uncollected amounts due from MCI.

Impairment Charge
In 2003, we reported an impairment charge of $5.4 million which equaled the remaining net book value recorded for our North Pacific Cable asset. In 1991 we purchased one DS-3 of capacity on a fiber optic cable system owned by AT&T. This fiber optic cable system is a spur off of a trans-Pacific fiber optic cable system owned by another group. We used our owned capacity to carry traffic to and from Alaska and the Lower 48 States. The section of the North Pacific Cable in which we owned capacity was taken out of service in January 2004 due to a billing dispute between AT&T and the owner of the trans-Pacific cable system causing us to re-route certain of our traffic. Our AULP West fiber optic cable system provides us with route diversity and redundancy in excess of that previously provided by the North Pacific Cable.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense decreased 5.3% to $53.4 million in 2003. The decrease is primarily attributed to a reduction in the depreciable value of Property and Equipment due to a basis adjustment of $18.5 million which was recorded in 2002 associated with the Kanas Telecom, Inc. acquisition, and a 2003 reduction of $1.3 million in depreciation expense which was also associated with the acquisition.

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

Other Expense, Net
Other expense, net of other income, increased 25.5% to $41.9 million in 2003. The increase is primarily due to the following:

     o We recognized approximately $5.0 million in Amortization of Loan and Senior Notes Fees in 2003 because a portion of the new Senior Credit Facility was a substantial modification of the April 22, 2003 amended Senior Credit Facility,
     o Increased interest expense due to increased interest rates on our amended Senior Credit Facility from November 2002 through October 2003, when the amended Senior Credit Facility was replaced with the new Senior Credit Facility,
     o Increased amortization of loan fees due to additional loan fees incurred to amend our Senior Credit Facility, and
     o A $1.2 million interest benefit earned in 2002 from an interest rate swap agreement which was called at no cost by the counter party and terminated on August 1, 2002.

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

Fluctuations in Fourth Quarter Results of Operations

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 (amounts in thousands, except per share amounts):

                                                           First       Second       Third       Fourth       Total
                                                          Quarter     Quarter      Quarter     Quarter        Year
                                                       ------------ ----------- ------------ ----------- ------------
       2004
       ----
       Total revenues                                 $   108,916     103,786      106,622     105,502     424,826
       Operating income                               $    19,406      19,210       21,406      15,842      75,864
       Net income                                     $     1,925       7,725        9,295       2,307      21,252
       Basic net income per common share              $      0.03        0.13         0.15        0.04        0.35
       Diluted net income per common share            $      0.02        0.13         0.15        0.04        0.34

       2003
       ----
       Total revenues                                 $    92,777      95,939       98,327     103,754     390,797
       Operating income                               $    15,438      17,972       17,595      17,072      68,077
       Net income before cumulative effect of a
         change in accounting principle               $     3,095       4,810        4,529       3,652      16,086
       Net income                                     $     2,551       4,810        4,529       3,652      15,542
                                                       ------------ ----------- ------------ ----------- ------------
       Basic and diluted net income per common
         share:
         Net income before cumulative effect of a
            change in accounting principle (1)        $      0.05        0.08         0.07        0.06        0.25
         Cumulative effect of a change in
            accounting principle, net of income
            tax benefit of $367                       $     (0.01)        ---          ---         ---       (0.01)
                                                       ------------ ----------- ------------ ----------- ------------
              Net income (1)                          $      0.04        0.08         0.07        0.06        0.24
                                                       ============ =========== ============ =========== ============

-----------------------
       1 Due to rounding, the sum of quarterly net income per common share amounts does not agree to total year net income per common share.

The following describes unusual or infrequently occurring items recognized in the following quarters of 2004 and 2003:

     o In the first, second, third and fourth quarters of 2004 we recognized approximately $1.2 million, $1.1 million, $1.1 million and $824,000, respectively, in recoveries of bad debt expense for uncollected accounts due from MCI. In the first and second quarters of 2003 we recognized no recoveries of bad debt expense for uncollected accounts due from MCI. In the third and fourth quarters of 2003 we recognized approximately $647,000 and $2.2 million, respectively, in recoveries of bad debt expense for uncollected accounts due from MCI,
     o In the fourth quarter of 2004 we recognized an approximately $3.1 million increase in income tax expense resulting from a true-up of the deferred tax assets and liabilities associated primarily with fixed assets and net operating loss carryforwards,
     o In the fourth quarter of 2003 we reported an impairment charge of $5.4 million which equaled the remaining net book value recorded for our North Pacific Cable asset, as discussed in "Impairment Charge" above, and
     o In the fourth quarter of 2003 we recognized approximately $5.0 million in Amortization of Loan and Senior Notes Fees due to classifying a portion of the new Senior Credit Facility as a substantial modification of the April 22, 2003 amended Senior Credit Facility.

Liquidity and Capital Resources

Cash flows from operating activities totaled $98.8 million in 2004 as compared to $85.7 million in 2003. The 2004 increase is primarily due to increased cash flow from all of our reportable segments and a $1.4 million increase in the MCI credit recovery, as further discussed in the "Long Distance Service Overview" above, partially off-set by decreased cash flow from All Other Services, a $4.3 million payment of our company-wide success sharing bonus in 2004, and a $2.3 million refund in 2003 from a local exchange carrier in respect of its earnings that exceeded regulatory requirements.

Other sources of cash during 2004 include $315.7 million from the issuance of our new Senior Notes, draws of $20.0 million under the revolving credit portion of our new Senior Credit Facility, $6.2 million from the issuance of our Class A common stock, and $3.9 million in payments of notes receivable from related parties. Uses of cash during 2004 included expenditures of $111.8 million for property and equipment, including construction in progress, the $180.0 million repayment of our old Senior Notes, the $63.8 million repayment of the term and revolving credit portions of our new Senior Credit Facility, the purchase of $33.6 million of common stock to be retired and to be held in treasury for general corporate purposes, the redemption of $10.0 million of preferred stock Series C, payment of $8.3 million in fees associated with the new Senior Notes and new Senior Credit Facility, payment of bond call premiums totaling $6.1 million to redeem our old Senior Notes, and repayment of $5.1 million in capital lease obligations.

Net receivables increased $3.8 million from December 31, 2003 to December 31, 2004 primarily due to an increase in trade receivables for broadband services provided to hospitals and health clinics and private line and private network services.

Working capital totaled $49.0 million at December 31, 2004, a $40.9 million increase as compared to $8.1 million at December 31, 2003. The increase is primarily due to the $18.8 million in cash proceeds from our $70.0 million bond issuance in December 2004, an $8.3 million current deferred tax asset for the net operating loss carryforward we expect to utilize during the year ended December 31, 2005, a $4.1 million decrease in accrued payroll primarily due to a decreased accrual for company-wide success sharing bonus costs, and a $7.0 million decrease in accrued capital expenditures related to AULP West. The $7.0 million payment was funded by a $10.0 million draw under the revolving credit portion of our new Senior Credit Facility in January 2004. The $10.0 million draw under the revolving credit portion of our new Senior Credit Facility was repaid in February 2004 with proceeds from the $250.0 million bond issuance described below.

In February 2004 GCI's wholly owned subsidiary GCI, Inc. sold $250.0 million in aggregate principal amount of senior unsecured debt securities due in 2014 ("February Senior Notes"). In December 2004 GCI, Inc. sold $70.0 million in aggregate principal amount of senior unsecured debt securities due in 2014 ("December Senior Notes"). The February and December Senior Notes are treated as a single class ("new Senior Notes").

February Senior Notes
The February Senior Notes were sold at a discount of $4.3 million. The February Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the life of the new Senior Notes.

The net proceeds of the offering were primarily used to repay our existing $180.0 million 9.75% Senior Notes and to repay approximately $43.8 million of the term portion and $10.0 million of the revolving portion of our original Senior Credit Facility. In connection with the issuance, we paid fees and other expenses of approximately $6.5 million that are being amortized over the life of the new Senior Notes.

The February Senior Notes were offered only to qualified institutional buyers pursuant to exemptions from registration under the Securities Act. On July 7, 2004, GCI, Inc. commenced an offer to exchange the privately issued February Senior Notes for a like amount of February Senior Notes that have been registered under the Securities Act and have otherwise identical terms to the privately issued original Senior Notes (except for provisions relating to GCI, Inc.'s obligations to consummate the exchange offer). The exchange offer closing occurred on August 11, 2004, at which time all $250.0 million in aggregate principal amount of the privately issued February Senior Notes were tendered and exchanged for the February Senior Notes that have been registered under the Securities Act.

December Senior Notes
The December Senior Notes were sold at face value.

The net proceeds of the offering were primarily used to repurchase 3,751,509 of our Class A common shares at $8.33 per share and $10.0 million of our Series C preferred stock from MCI. The aggregate amount of the equity repurchase totaled $41.3 million. In addition we used the proceeds to repay $10.0 million of the revolving portion of our new Senior Credit Facility. In connection with the issuance, we paid fees and other expenses of approximately $1.6 million that are being amortized over the life of the new Senior Notes.

The December Senior Notes were offered only to qualified institutional buyers pursuant to Rule 144A and non-United States persons pursuant to Regulation S. The December Senior Notes have not been registered under the Securities Act and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. Beginning April 6, 2005, we plan to commence an offer to exchange the privately issued December Senior Notes that have been registered under the Securities Act and have otherwise identical terms to the privately issued original Senior Notes (except for provisions relating to GCI Inc.'s obligations to consummate the exchange offer).

New Senior Notes
We pay interest of 7.25% on the new Senior Notes.

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

The total redemption cost was $186.1 million. The premium to redeem our old Senior Notes was $6.1 million (excluding interest cost of $1.3 million) and was recognized as a loss on early extinguishment of debt, a component of Other Income (Expense), during the year ended December 31, 2004.

Compliance with the redemption notice requirements in the Indenture resulted in a delay before final payment of some of the old Senior Notes. As a result of such delay, our total debt increased during the overlap period between the redemption of the old Senior Notes and the issuance of the February Senior Notes making us out of compliance with Section 6.11 of our Credit, Guaranty, Security and Pledge Agreement, dated as of October 30, 2003. We received a waiver from compliance with Section 6.11 until April 30, 2004. After the final redemption payment on March 18, 2004 we were in compliance with Section 6.11.

A semi-annual interest payment of approximately $9.0 million was paid in August 2004. We will make semi-annual interest payments of $11.6 million in February and August 2005.

We were in compliance with all loan covenants at December 31, 2004.

New Senior Credit Facility
In 2004 we drew the following amounts under the revolving credit portion of our new Senior Credit Facility (amounts in millions):

             January 2004         $  10.0
             May 2004                 5.0
             August 2004              5.0
                                   --------
                                  $  20.0
                                   ========

Our ability to draw down on the revolving portion of our new Senior Credit Facility could be diminished if we are not in compliance with all new Senior Credit Facility covenants or have a material adverse change at the date of the request for the draw. In February 2004 we used a portion of the proceeds from the issuance of our February Senior Notes to repay approximately $43.8 million of the term portion and $10.0 million of the revolving portion of our new Senior Credit Facility. In December 2004 we used a portion of the proceeds from the issuance of our December Senior Notes to repay approximately $10.0 million of the revolving portion of our new Senior Credit Facility.

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

         Total Leverage Ratio         LIBOR Plus:
             (as defined)
        ----------------------    --------------------
        >3.75                            2.50%
        -
        >3.25 but <3.75                  2.25%
        -
        >2.75 but <3.25                  2.00%
        -
        < 2.75                           1.75%

The commitment fee we are required to pay on the unused portion of the commitment was amended as follows:

         Total Leverage Ratio
             (as defined)            Commitment Fee
        ----------------------    --------------------
        >3.75                           0.625%
        -
        >2.75 but <3.75                 0.50%
        -
        < 2.75                          0.375%

Under certain circumstances the amendment allows for an increase in the term and revolving commitments not to exceed an aggregate commitment increase of $50.0 million. Any additional term and revolving credit facility commitments are payable in full on October 31, 2007.

In connection with the May 21, 2004 amended Senior Credit Facility, we paid bank fees and other expenses of approximately $215,000 during the year ended December 31, 2004.

On November 17, 2004 we amended our $220.0 million new Senior Credit Facility. The amendment allows us to repurchase up to $10.0 million of our common stock each year and to complete the repurchase of 3,751,509 of our Class A common shares and $10.0 million of our Series C preferred stock from MCI as described below.

The November 2004 amendment reduced our leverage ratios for certain periods as follows:

         Period                                             Total Leverage Ratio
         ------                                             --------------------
         December 31, 2003 through December 30, 2004              4.25:1
         December 31, 2004 through December 30, 2005              4.00:1
         December 31, 2005 through June 29, 2006                  3.75:1
         June 30, 2006 through June 29, 2007                      3.50:1
         June 30, 2007 through September 29, 2007                 3.25:1
         September 30, 2007 through final maturity date           3.00:1

The November amendment also increased our allowable capital expenditures during the year ended December 31, 2004 by the $18.8 million net proceeds from the December Senior Notes.

In connection with the November 17, 2004 amended Senior Credit Facility, we paid bank fees and other expenses of approximately $129,000 during the year ended December 31, 2004.

The term loan is fully drawn and we have letters of credit totaling $4.7 million, which left $45.3 million available at December 31, 2004 to draw under the revolving credit facility if needed. Our ability to draw down the revolving portion of our new Senior Credit Facility could be diminished if we are not in compliance with all new Senior Credit Facility covenants or have a material adverse change at the date of the request for the draw.

We are required to pay down $168,000 in term loan principal on our new Senior Credit Facility by December 31, 2005. The new Senior Credit Facility is due October 31, 2007.

We were in compliance with all loan covenants at December 31, 2004.

Our expenditures for property and equipment, including construction in progress, totaled $111.8 million and $62.5 million during 2004 and 2003, respectively. Our capital expenditures requirements in excess of approximately $25 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2005 expenditures for property and equipment for our core operations, including construction in progress, to total $80.0 million to $85.0 million, depending on available opportunities and the amount of cash flow we generate during 2005.

In June 2004 we placed into service our AULP West fiber optic cable system connecting Seward, Alaska and Warrenton, Oregon, with leased backhaul facilities connecting it to our switching and distribution centers in Anchorage, Alaska and Seattle, Washington. The 1,544-statute mile cable system has a total design capacity of 960 Gigabits per second access speed. The cable complements our existing fiber optic cable system between Whittier, Alaska and Seattle, Washington. The two cables provide physically diverse backup to each other in the event of an outage. During 2004 our capital expenditures for this project have totaled approximately $32.2 million, and from inception have totaled $50.3 million, most of which have been funded through our operating cash flows.

Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, supplementing our existing network backup facilities, continuing deployment of DLPS, and upgrades to and expansions of our cable television plant.

In April 2004 we successfully launched our DLPS service delivery method. To ensure the necessary equipment is available to us we have entered into an agreement to purchase a certain number of outdoor, network powered multi-media adapters. The agreement has a remaining outstanding commitment at December 31, 2004 of $13.5 million of which approximately $5.5 million and $8.0 million will be paid during the years ended December 31, 2005 and 2006, respectively.

In August 2003 we entered into an agreement with Alaska Airlines, Inc. ("Alaska Airlines") to offer our residential and business customers who make qualifying purchases from us the opportunity to accrue mileage awards in the Alaska Airlines Mileage Plan. The agreement was amended in October 2004. The agreement as amended requires the purchase of Alaska Airlines miles during the year ended December 31, 2004 and in future years. The agreement has a remaining commitment at December 31, 2004 totaling $13.9 million.

We believe that payment for services provided to MCI subsequent to their bankruptcy filing date will continue to be made timely, consistent with our status in MCI's filing as a key service provider or utility to MCI. See "Long Distance Services Overview" for a discussion of the settlement of the uncollected amounts due from MCI.

In December 2004 Sprint and Nextel Communications, Inc. announced a merger. The agreement requires approval of shareholders and anti-trust regulators, as well as state utility commissions that license phone service. We are unable to predict the outcome this merger will have on us in the long-term.

In February 2005 Verizon Communications, Inc. agreed to purchase MCI. The agreement requires approval of shareholders and anti-trust regulators. We are unable to predict the outcome this merger will have on us in the long-term, however given the materiality of MCI's revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

A migration of MCI's or Sprint's traffic off our network without it being replaced by other common carriers that interconnect with our network could have a materially adverse impact on our financial position, results of operations and liquidity.

Dividends accrued on our Series B preferred stock are payable in cash at the semi-annual payment dates of April 30 and October 31 of each year. We paid dividends of $592,000 and $484,000 on April 30, 2004 and October 31, 2004, respectively. Our next Series B preferred stock dividend is due April 30, 2005. Redemption is required on April 30, 2011.

In January 2004, 3,108 shares of our Series B preferred stock was converted to 560,000 shares of our Class A common stock at the stated conversion price of $5.55 per share. In August 2004, 3,328 shares of our Series B preferred stock was converted to 599,640 shares of our Class A common stock at the stated conversion price of $5.55 per share. In November 2004, 4,995 shares of our Series B preferred stock was converted to 900,000 shares of our Class A common stock at the stated conversion price of $5.55 per share. The conversions will reduce our future semi-annual cash dividends.

GCI's board of directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock. Our Board of Directors authorized us and we obtained permission from our lenders and preferred shareholder to repurchase up to $5.0 million per quarter during the third and fourth quarters of 2004. The repurchase of MCI's 3,751,509 shares of our Class A common stock using proceeds from our December Senior Notes offering was not part of our buyback program. During the year ended December 31, 2004 we have repurchased 252,600 shares of our Class A common stock at a cost of approximately $2.4 million through our buyback program. Our Board of Directors authorized us and we obtained permission from our lenders and preferred shareholder for up to $10.0 million of repurchases during the six month period ended June 30, 2005. During the months of January and February 2005 we repurchased 252,600 shares of our Class A common stock at a cost of approximately $2.6 million. We expect to continue the repurchases throughout 2005 subject to the availability of free cash flow, credit facilities, the price of our Class A and Class B common stock and the requisite consents of our lenders and preferred shareholder. The repurchases will comply with the restrictions of SEC rule 10b-18.

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

Critical Accounting Policies

Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of our financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under accounting principles generally accepted in the United States of America. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with our Audit Committee.

Those policies considered to be critical accounting policies for the year ended December 31, 2004 are described below.

     o We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We also maintain an allowance for doubtful accounts based on our assessment of the likelihood that our customers will satisfactorily comply with rules necessary to obtain supplemental funding from the Universal Service Administration Company ("USAC") for services provided by us under our packaged communications offerings to rural hospitals, health clinics and school districts. We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, our customers' compliance with USAC rules, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate or if they are unable to emerge from reorganization proceedings, resulting in an impairment of their ability to make payments, additional allowances may be required. If their financial condition improves or they emerge successfully from reorganization proceedings, allowances may be reduced. Such allowance changes could have a material effect on our consolidated financial condition and results of operations.

     o We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS No. 141, "Business Combinations." Goodwill and indefinite-lived assets such as our cable certificates are not amortized but are subject, at a minimum, to annual tests for impairment and quarterly evaluations of whether events and circumstances continue to support an indefinite useful life as required by SFAS No. 142. Other intangible assets are amortized over their estimated useful lives using the straight-line method, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount as required by SFAS No. 142. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of the applicability of quoted market prices in active markets and, if quoted market prices are not available and/or are not applicable, how the acquired asset will perform in the future using a discounted cash flow analysis. Estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, performance compared to peers, material and ongoing negative economic trends, and specific industry or market sector conditions. In determining the reasonableness of cash flow estimates, we review historical performance of the underlying asset or similar assets in an effort to improve assumptions utilized in our estimates. In assessing the fair value of goodwill and other intangibles, we may consider other information to validate the reasonableness of our valuations including third-party assessments. These evaluations could result in a change in useful lives in future periods and could result in write-down of the value of intangible assets. The SEC Staff Announcement issued on September 29, 2004 requires us to value our indefinite-lived intangible assets other than goodwill using the direct value method for impairment testing purposes no later than January 1, 2005. Our cable certificate assets are our only indefinite-lived intangible assets other than goodwill and were originally valued and recorded using the residual method. Because of the significance of the identified intangible assets and goodwill to our consolidated balance sheet, our annual impairment analysis pursuant to the SEC Staff Announcement and quarterly evaluation of remaining useful life will be critical. Any changes in key assumptions about the business and its prospects, changes in market conditions or other externalities, or recognition of previously unrecognized intangible assets for impairment testing purposes could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations. Refer to note 1(m) in the accompanying "Notes to Consolidated Financial Statements" for additional information regarding the SEC Staff Announcement and intangible assets, respectively.

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

     o Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." We have recorded deferred tax assets of approximately $71.9 million associated with income tax net operating losses that were generated from 1990 to 2003, and that expire from 2007 to 2024. Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of approximately $1.9 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. In conjunction with certain 1996 acquisitions, we determined that approximately $20.0 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses. Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. We utilized approximately $5.6 million of our tax net operating loss carryforwards in 2004. We have not recorded a valuation allowance on the deferred tax assets as of December 31, 2004 based on management's belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," requiring all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS No. 123R is effective for public companies for interim or annual periods beginning after June 15, 2005. As of July 1, 2005, all public entities will apply SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after July 1, 2005 for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. We estimate the application of SFAS No. 123R will result in an increase in our compensation cost for all share-based payments of approximately $1.4 million during the year ended December 31, 2005.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," which amends Accounting Principle Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions". The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We will adopt this statement July 1, 2005 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

In November 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") with respect to EITF Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in Determining Whether to Report Discontinued Operations." A number of issues have arisen in practice in applying the criteria in paragraph 42, and the following broad categories of issues related to the application of both criteria in that paragraph have been identified: (a) whether the intent of the paragraph is that all operations and cash flows of the disposal component be eliminated from the ongoing operations of the entity or whether some minor level of operations or cash flows may remain; (b) if some insignificant level of operations or cash flows of the disposal component can continue without precluding discontinued operations reporting, the level at which "significance" should be measured; and
(c) in applying the paragraph, the factors to consider in determining whether the selling entity has retained "significant continuing involvement" in the disposed component. At December 31, 2004 we do not have a component that has been identified for disposal. We will adopt this EITF January 1, 2005 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

In November 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." This Issue addresses when contingently convertible instruments should be included in diluted earnings per share. For purposes of this Issue, contingently convertible instruments are instruments that have embedded conversion features that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted or share settled based on meeting the specified market condition. A market price trigger is a market condition that is based at least in part on the issuer's own share price. Examples of contingently convertible instruments subject to this Issue include contingently convertible debt, contingently convertible preferred stock, and Instrument C in EITF Issue No. 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion," all with embedded market price triggers. The EITF decided that contingently convertible instruments should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. Additionally, the consensus should be applied to instruments that have multiple contingencies if one of the contingencies is a market price trigger and the instrument is convertible or can be settled in shares based on meeting a market condition-that is, the conversion is not dependent (or no longer dependent) on a substantive non-market-based contingency. At December 31, 2004 we do not have any contingently convertible instruments. We will adopt this EITF January 1, 2005 and do not expect it to have a material effect on our results of operations, financial position and cash flows.


Geographic Concentration and the Alaska Economy

We offer voice and data telecommunication and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and of our operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. All of the federal funding and the majority of investment revenues are dedicated for specific purposes, leaving oil revenues as the primary source of general operating revenues. In fiscal 2004 the State's actual results indicate that Alaska's oil revenues, federal funding and investment revenues supplied 28%, 22% and 40%, respectively, of the state's total revenues. In fiscal 2005 state economists forecast that Alaska's oil revenues, federal funding and investment revenues will supply 34%, 32% and 23%, respectively, of the state's total projected revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of
0.980 million barrels produced per day in fiscal 2004. The state forecasts the production rate to decline from 0.934 million barrels produced per day in fiscal 2005 to 0.850 million barrels produced per day in fiscal 2015.

Market prices for North Slope oil averaged $31.74 in fiscal 2004 and are forecasted to average $43.61 in fiscal 2005. The closing price per barrel was $42.76 on February 14, 2005. To the extent that actual oil prices vary materially from the state's projected prices the state's projected revenues and deficits will change. When the price of oil is greater than $25.00 per barrel and production of oil is between 0.9 and 1.0 million barrels per day, every $1 change in the price per barrel of oil is forecasted to result in a $40.0 million to $140.0 million change in the state's fiscal 2005 revenue. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

The State of Alaska maintains the Constitutional Budget Reserve Fund that is intended to fund budgetary shortfalls. If the state's current projections are realized, the Constitutional Budget Reserve Fund will be depleted in 2010. The date the Constitutional Budget Reserve Fund is depleted is highly influenced by the price of oil. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance the budget. The governor of the State of Alaska and the Alaska legislature continue to evaluate cost cutting and revenue enhancing measures.

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

Deployment of a natural gas pipeline from the State of Alaska's North Slope to the Lower 48 States has been proposed to supplement natural gas supplies. A competing natural gas pipeline through Canada has also been proposed. The economic viability of a natural gas pipeline depends upon the price of and demand for natural gas. Either project could have a positive impact on the State of Alaska's revenues and could provide a substantial stimulus to the Alaska economy. In October 2004 both houses of Congress passed and the President signed legislation allowing loan guarantees of up to $18.0 billion, certain favorable income tax provisions and tax credits, and expedited permitting and judicial review for the construction of an Alaska natural gas pipeline. To support the construction of a natural gas pipeline, the governor of the State of Alaska has announced that he believes the state must assume some level of shipper risk, serve as an equity partner or both. The State of Alaska is actively negotiating two applications to construct a natural gas pipeline. The governor of the State of Alaska has indicated his desire to submit a contract from one or more of these groups to the Alaska legislature during the legislative session beginning in January 2005.

Development of the ballistic missile defense system may have a significant impact on Alaskan communication requirements and the Alaska economy. The system is a fixed, land-based, non-nuclear missile defense system with a land and space based detection system capable of responding to limited strategic ballistic missile threats to the United States. The system includes deployment of up to 100 ground-based interceptor silos and battle management command and control facilities at Fort Greely, Alaska.

The United States Army Corps of Engineers awarded a construction contract in 2002 for test bed facilities. The contract is reported to contain basic requirements and various options that could amount to $250 million in construction, or possibly more, if all items are executed. Construction began on the Fort Greely test bed in 2002. The first ground-based missile interceptor was placed in an underground silo in July 2004 and a total of eight were in place at the end of 2004. The Missile Defense Agency is reported to expect to have activated the first missile interceptors in 2005.

Tourism, air cargo, and service sectors have helped offset the prevailing pattern of oil industry downsizing that has occurred during much of the last several years.

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market. The customer base in Alaska is limited, however, with a population of approximately 649,000 people. The State of Alaska's population is distributed as follows:

     o   42% are located in the Municipality of Anchorage,
     o   13% are located in the Fairbanks North Star Borough,
     o   11% are located in the Mat-Su Borough,
     o   8% are located in the Kenai Peninsula Borough,
     o   5% are located in the City and Borough of Juneau, and
     o The remaining 21% are located in other communities across the State of Alaska.

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

Schedule of Certain Known Contractual Obligations

The following table details future projected payments associated with our certain known contractual obligations as of December 31, 2004.

                                                                    Payments Due by Period
                                               ----------------------------------------------------------------
                                                                                                        More
                                                              Less than    1 to 3         4 to 5        Than 5
                                                   Total        1 Year      Years          Years        Years
                                               ----------------------------------------------------------------
                                                                    (Amounts in thousands)
   Long-term debt                             $   441,168          168     121,000           ---       320,000
   Interest on long-term debt                     220,400       23,200      46,400        46,400       104,400
   Capital lease obligations, including
     interest                                      53,560        9,461      17,849        25,798           452
   Operating lease commitments                     72,771       14,564      21,080        15,070        22,057
   Redeemable preferred stock                       4,249          ---         ---           ---         4,249
   Purchase obligations                            43,168       24,076      15,183         3,909           ---
                                               ------------- ----------- ------------ ------------ ------------
     Total contractual obligations            $   835,316       71,469     221,512        91,177       451,158
                                               ============= =========== ============ ============ ============

For long-term debt included in the above table, we have included principal payments on our new Senior Credit Facility and on our new Senior Notes. Interest on amounts outstanding under our new Senior Credit Facility is based on variable rates and therefore the amount is not determinable. Our new Senior Notes require semi-annual interest payments of $11.6 million through August 2014. For a discussion of our long-term debt see note 7 to the accompanying "Notes to Consolidated Financial Statements."

For a discussion of our capital and operating leases, see note 15 to the accompanying "Notes to Consolidated Financial Statements."

We have included only the maturity redemption amount on our Series B preferred stock (cash dividends are excluded). Our Series B preferred stock is convertible at $5.55 per share into GCI Class A common stock. Dividends are payable semi-annually at the rate of 8.5%, plus accrued but unpaid dividends, in cash. Mandatory redemption is required 12 years from the date of closing. For more information about our redeemable preferred stock, see note 1(e) to the accompanying "Notes to Consolidated Financial Statements."

Purchase obligations include the remaining DLPS equipment purchase commitment of $13.5 million and the remaining $13.9 million commitment for our Alaska Airlines agreement as further described in note 15 to the accompanying "Notes to Consolidated Financial Statements" and a $411,000 maintenance contract commitment. The contracts associated with these commitments are non-cancelable. Purchase obligations also includes open purchase orders for goods and services for capital projects and normal operations totaling $15.4 million which are not included in our Consolidated Balance Sheets at December 31, 2004, because the goods had not been received or the services had not been performed at December 31, 2004. The open purchase orders are cancelable.

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

The Audit Committee has approved the independent auditor to provide the following services:

     o Audit (audit of financial statements filed with the SEC, quarterly reviews, comfort letters, consents, review of registration statements, accounting consultations);
     o Audit-related (employee benefit plan audits and accounting consultation on proposed transactions);
     o Income tax services (review of corporate and partnership income tax returns, and consultations regarding income tax matters); and
     o Professional services (planning, scoping and documentational assistance of internal controls over financial reporting).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We do not hold derivatives for trading purposes.

Our new Senior Credit Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 2.25% or less depending upon our Total Leverage Ratio (as defined). Should the Libor rate change, our interest expense will increase or decrease accordingly. As of December 31, 2004, we have borrowed $121.2 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would result in $1,212,000 in additional gross interest cost on an annualized basis. The interest rate swap agreement to convert $25.0 million of variable interest rate debt to 3.98% fixed rate debt plus applicable margin terminated on September 21, 2004.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of December 31, 2004, we have borrowed $38.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would result in $387,000 in additional gross interest cost on an annualized basis.

Item 8.  Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page 108.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control--Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We may enhance, modify, and supplement internal controls and disclosure controls and procedures based on experience.

Item 9B.  Other Information

None

                                    Part III

Items 10, 11, 12, 13 and 14. Portions of the Registrant's definitive proxy statement relating to its 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant's fiscal year ended December 31, 2004.

Part IV

Item 15.  Exhibits, Consolidated Financial Statement Schedules

     (l) Consolidated Financial Statements                                                 Page No.
                                                                                           --------
           Included in Part II of this Report:

                  Reports of Independent Registered Public Accounting Firm................109 -- 111

                  Consolidated Balance Sheets, December 31, 2004 and 2003.................112 -- 113

                  Consolidated Statements of Operations,
                     Years ended December 31, 2004, 2003 and 2002.........................114

                  Consolidated Statements of Stockholders' Equity,
                     Years ended December 31, 2004, 2003 and 2002.........................115 -- 117

                  Consolidated Statements of Cash Flows,
                     Years ended December 31, 2004, 2003 and 2002.........................118

                  Notes to Consolidated Financial Statements..............................119 -- 158

     (2) Consolidated Financial Statement Schedules

           Schedule II - Valuation and Qualifying Accounts is included in note 3 in Notes to Consolidated
           Financial Statements included in Part II of this report.

           Other schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

     (3) Exhibits.........................................................................159

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
General Communication, Inc.

We have audited the accompanying consolidated balance sheets of General Communication, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Communication, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of General Communication, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.



/signed/ KPMG LLP
Anchorage, Alaska
March 11, 2005

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
General Communication, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that General Communication, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Communication, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that General Communication, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, General Communication, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of General Communication, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.



/signed/ KPMG LLP
Anchorage, Alaska
March 11, 2005

                                       GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)                                                                               December 31,
                            ASSETS                                                                 2004        2003
-----------------------------------------------------------------------------------------     ------------ ------------
Current assets:
  Cash and cash equivalents                                                                  $     31,452      10,435
                                                                                              ------------ ------------

  Receivables                                                                                      74,429      70,235
  Less allowance for doubtful receivables                                                           2,317       1,954
                                                                                              ------------ ------------
     Net receivables                                                                               72,112      68,281

  Deferred income taxes, net                                                                       13,893       7,195
  Prepaid expenses                                                                                  7,907      10,436
  Property held for sale                                                                            2,282       2,173
  Inventories                                                                                       1,215       1,513
  Notes receivable from related parties                                                               475       1,885
  Other current assets                                                                              2,429       1,723
                                                                                              ------------ ------------
     Total current assets                                                                         131,765     103,641
                                                                                              ------------ ------------

Property and equipment in service, net of depreciation                                            432,249     369,039
Construction in progress                                                                           22,505      33,618
                                                                                              ------------ ------------
     Net property and equipment                                                                   454,754     402,657
                                                                                              ------------ ------------

Cable certificates                                                                                191,241     191,241
Goodwill                                                                                           41,972      41,972
Other intangible assets, net of amortization of $1,625 and $1,656 at December 31, 2004
  and 2003, respectively                                                                            6,265       4,195
Deferred loan and senior notes costs, net of amortization of $2,602 and $5,308 at
  December 31, 2004 and 2003, respectively                                                         10,341       5,757
Notes receivable from related parties                                                               3,345       4,281
Other assets                                                                                        9,508       9,276
                                                                                              ------------ ------------
     Total other assets                                                                           262,672     256,722
                                                                                              ------------ ------------
       Total assets                                                                          $    849,191     763,020
                                                                                              ============ ============

See accompanying notes to consolidated financial statements.


                                      112                            (Continued)

                                          GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                        (Continued)
             (Amounts in thousands)
             LIABILITIES, REDEEMABLE PREFERRED STOCK, AND                                                          December 31,
               STOCKHOLDERS' EQUITY                                                                             2004         2003
             -----------------------------------------------------------------------------------------     ------------- -----------
             Current liabilities:
               Current maturities of obligations under capital leases and long-term debt                  $     6,407        5,139
               Accounts payable                                                                                28,742       34,133
               Deferred revenue                                                                                16,253       21,275
               Accrued payroll and payroll related obligations                                                 15,350       17,545
               Accrued interest                                                                                 8,747        8,645
               Accrued liabilities                                                                              6,849        8,156
               Subscriber deposits                                                                                437          651
                                                                                                           ------------- -----------
                 Total current liabilities                                                                     82,785       95,544

             Long-term debt                                                                                   436,969      345,000
             Obligations under capital leases, excluding current maturities                                    32,750       38,959
             Obligation under capital lease due to related party, excluding current maturity                      672          677
             Deferred income taxes, net of deferred income tax benefit                                         49,111       24,168
             Other liabilities                                                                                  8,385        6,366
                                                                                                           ------------- -----------
                 Total liabilities                                                                            610,672      510,714
                                                                                                           ------------- -----------

             Redeemable preferred stock                                                                         4,249       25,664
                                                                                                           ------------- -----------

             Stockholders' equity:
               Common stock (no par):
                 Class A.  Authorized 100,000 shares; issued 51,825 and 52,589 shares at December
                  31, 2004 and December 31, 2003, respectively                                                186,883      202,362

                 Class B. Authorized 10,000 shares; issued 3,862 and 3,868
                  shares at December 31, 2004 and December 31, 2003,
                  respectively; convertible on a share-per-share basis
                  into Class A common stock                                                                     3,248        3,269

                 Less cost of 426 and 338 Class A common shares held in treasury
                  at December 31, 2004 and December 31, 2003, respectively                                     (1,702)      (1,917)

              Paid-in capital                                                                                  14,957       12,836
              Notes receivable with related parties issued upon stock option exercise                          (3,016)      (4,971)
              Retained earnings                                                                                33,900       15,371
              Accumulated other comprehensive loss                                                                ---         (308)
                                                                                                           ------------- -----------

                 Total stockholders' equity                                                                   234,270      226,642
                                                                                                           ------------- -----------
             Commitments and contingencies

                 Total liabilities, redeemable preferred stock, and stockholders' equity                  $   849,191      763,020
                                                                                                           ============= ===========

             See accompanying notes to consolidated financial statements.

                                        GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Amounts in thousands, except per share amounts)                              2004              2003             2002
                                                                         -------------     ------------     -------------
Revenues                                                                $    424,826           390,797          367,842

Cost of goods sold (exclusive of depreciation, amortization and
   accretion shown separately below)                                         139,563           125,383          123,564
Selling, general and administrative expenses                                 147,360           138,693          129,029
Bad debt expense (recovery)                                                   (1,074)             (178)          13,124
Impairment charge                                                                ---             5,434              ---
Depreciation, amortization and accretion expense                              63,113            53,388           56,400
                                                                         -------------     ------------     -------------
  Operating income                                                            75,864            68,077           45,725
                                                                         -------------     ------------     -------------

Other income (expense):
  Interest expense                                                           (27,586)          (34,745)         (29,316)
  Loss on early extinguishment of debt                                        (6,136)              ---              ---
  Amortization of loan and senior notes fees                                  (3,790)           (7,732)          (4,612)
  Interest income                                                                363               560              525
                                                                         -------------     ------------     -------------
     Other expense, net                                                      (37,149)          (41,917)         (33,403)
                                                                         -------------     ------------     -------------

   Net income before income taxes and cumulative effect of a
      change in accounting principle                                          38,715            26,160           12,322

Income tax expense                                                            17,463            10,074            5,659
                                                                         -------------     ------------     -------------
      Net income before cumulative effect of a change in
         accounting principle                                                 21,252            16,086            6,663

Cumulative effect of a change in accounting principle, net of
  income tax benefit of $367                                                     ---              (544)             ---
                                                                         -------------     ------------     -------------
         Net income                                                           21,252            15,542            6,663

Preferred stock dividends                                                      1,503             2,018            2,045
                                                                         -------------     ------------     -------------
         Net income available to common stockholders                    $     19,749            13,524            4,618
                                                                         =============     ============     =============

Basic net income per common share:
  Net income before cumulative effect of a change in accounting
     principle                                                          $       0.35              0.25             0.08
  Cumulative effect of a change in accounting principle, net of
     income tax benefit of $367                                                  ---             (0.01)             ---
                                                                         -------------     ------------     -------------
       Net income                                                       $       0.35              0.24             0.08
                                                                         =============     ============     =============

Diluted net income per common share:
  Net income before cumulative effect of a change in accounting
     principle                                                          $       0.34              0.25             0.08
  Cumulative effect of a change in accounting principle, net of
     income tax benefit of $367                                                  ---             (0.01)             ---
                                                                         -------------     ------------     -------------
       Net income                                                       $       0.34              0.24             0.08
                                                                         =============     ============     =============

See accompanying notes to consolidated financial statements.

                                              GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                      Notes                 Accumulated
                                                                Class A             Receivable                 Other
                                           Class A   Class B    Shares              Issued to   Retained      Compre-
                                           Common    Common     Held in    Paid-in   Related    Earnings      hensive
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

                                      115                            (Continued)

                                              GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                              (Continued)
                                                                                      Notes                 Accumulated
                                                                Class A             Receivable                 Other
                                           Class A   Class B    Shares              Issued to                 Compre-
                                           Common    Common     Held in    Paid-in   Related    Retained      hensive
 (Amounts in thousands)                     Stock     Stock    Treasury    Capital   Parties    Earnings   Income (Loss)    Total
                                          ------------------------------------------------------------------------------------------

 Balances at December 31, 2002           $199,903     3,274     (1,836)    11,222    (5,650)      1,847          (540)      208,220
 Net income                                   ---       ---        ---        ---       ---      15,542           ---        15,542
 Change in fair value of cash flow
   hedge, net of change in income tax
   effect of $252                             ---       ---        ---        ---       ---         ---           232           232
                                                                                                                        ------------
 Comprehensive income                                                                                                        15,774
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                   ---       ---        ---        538       ---         ---           ---           538
 Class B shares converted to Class A            5        (5)       ---        ---       ---         ---           ---           ---
 Shares issued under stock option plan      1,836       ---        ---        ---       ---         ---           ---         1,836
 Shares issued upon exercise of warrants      125       ---        ---        ---       ---         ---           ---           125
 Payments received on notes receivable
   issued to related parties upon stock
   option exercise                            ---       ---        ---        ---       679         ---           ---           679
 Amortization of the excess of GCI stock
   market value over stock option
   exercise cost on date of stock option
   grant                                      ---       ---        ---      1,076       ---         ---           ---         1,076
 Shares purchased and retired                (750)      ---        750        ---       ---         ---           ---           ---
 Conversion of Series B preferred stock
   to Class A common stock                  1,243       ---        ---        ---       ---         ---           ---         1,243
 Purchase of treasury stock                   ---       ---       (831)       ---       ---         ---           ---          (831)
 Preferred stock series B dividends           ---       ---        ---        ---       ---      (1,418)          ---        (1,418)
 Preferred stock series C dividends           ---       ---        ---        ---       ---        (600)          ---          (600)
                                          ------------------------------------------------------------------------------------------
 Balances at December 31, 2003           $202,362     3,269     (1,917)    12,836    (4,971)     15,371          (308)      226,642
                                          ==========================================================================================

See accompanying notes to consolidated financial statements


                                      116                            (Continued)

                                                    GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                                     (Continued)

                                                                                      Notes                 Accumulated
                                                                Class A             Receivable                 Other
                                           Class A   Class B    Shares              Issued to                 Compre-
                                           Common    Common     Held in    Paid-in   Related    Retained      hensive
 (Amounts in thousands)                     Stock     Stock    Treasury    Capital   Parties    Earnings    Income (Loss)    Total
                                          ------------------------------------------------------------------------------------------

 Balances at December 31, 2003           $202,362     3,269     (1,917)    12,836    (4,971)     15,371          (308)      226,642
 Net income                                   ---       ---        ---        ---       ---      21,252           ---        21,252
 Change in fair value of cash flow
   hedge, net of change in income tax
   effect of $207                             ---       ---        ---        ---       ---         ---           308           308
                                                                                                                           ---------
 Comprehensive income                                                                                                        21,560
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                   ---       ---        ---      1,730       ---         ---           ---         1,730
 Class B shares converted to Class A           21       (21)       ---        ---       ---         ---           ---           ---
 Shares issued under stock option plan      6,161       ---        ---        ---       ---         ---           ---         6,161
 Payments received on notes receivable
   issued to related parties upon stock
   option exercise                            ---       ---        ---        ---     1,955         ---           ---         1,955
 Amortization of the excess of GCI stock
   market value over stock option
   exercise cost on date of stock option
   grant                                      ---       ---        ---        391       ---         ---           ---           391
 Conversion of Series B preferred stock
   to Class A common stock                 11,415       ---        ---        ---       ---         ---           ---        11,415
 Common stock repurchases                     ---       ---       (483)       ---       ---     (33,826)          ---       (34,309)
 Common stock retirements                 (33,076)      ---        ---        ---       ---      33,076           ---           ---
 Sale of treasury stock                       ---       ---        228        ---       ---         ---           ---           228
 Reclassification from treasury stock to
   be held for general corporate
   purposes to common stock to be retired     ---       ---        470        ---       ---        (470)          ---           ---
 Preferred stock series B dividends           ---       ---        ---        ---       ---        (942)          ---          (942)
 Preferred stock series C dividends           ---       ---        ---        ---       ---        (561)          ---          (561)
                                          ------------------------------------------------------------------------------------------
 Balances at December 31, 2004           $186,883     3,248     (1,702)    14,957    (3,016)     33,900           ---       234,270
                                          ==========================================================================================

See accompanying notes to consolidated financial statements

                                                 GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Amounts in thousands)                                                                    2004           2003            2002
                                                                                      -----------    -----------     -----------
Cash flows from operating activities:
   Net income                                                                        $   21,252         15,542          6,663
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and accretion expense                                    63,113         53,388         56,400
     Deferred income tax expense                                                         18,245          9,673          5,754
     Loss on early extinguishment of debt                                                 6,136            ---            ---
     Amortization of loan and senior notes fees                                           3,790          7,732          4,612
     Deferred compensation                                                                  657            689            430
     Compensatory stock options                                                             390          1,076            548
     Bad debt expense (recovery), net of write-offs                                         363         (1,084)         9,844
     Impairment charge                                                                      ---          5,434            ---
     Cumulative effect of a change in accounting principle, net                             ---            544            ---
     Employee Stock Purchase Plan expense funded with issuance of General
        Communication, Inc. Class A common stock                                            ---            ---            791
     Other noncash income and expense items                                                 791             99             90
     Change in operating assets and liabilities                                         (15,888)        (7,395)       (10,654)
                                                                                      -----------    -----------    ------------
       Net cash provided by operating activities                                         98,849         85,698         74,478
                                                                                      -----------    -----------    ------------

Cash flows from investing activities:
   Purchases of property and equipment, including construction period interest         (111,804)       (62,479)       (65,140)
   Purchases of other assets and intangible assets                                       (4,692)        (6,249)        (1,657)
   Payments received on notes receivable from related parties                             2,607             74            946
   Proceeds from sales of assets                                                          1,190            ---            ---
   Refund of deposit                                                                        699            ---            ---
   Purchases of and additions to property held for sale                                    (626)          (138)           (38)
   Notes receivable issued to related parties                                               (52)           (99)        (3,055)
                                                                                      -----------    -----------    ------------
       Net cash used in investing activities                                           (112,678)       (68,891)       (68,944)
                                                                                      -----------    -----------    ------------

Cash flows from financing activities:
   Issuance of new Senior Notes                                                         315,720            ---            ---
   Repayment of old Senior Notes                                                       (180,000)           ---            ---
   Repayment of Senior Credit Facility                                                  (63,832)       (12,700)       (15,575)
   Purchase of common stock to be retired                                               (33,076)           ---            ---
   Borrowings on Senior Credit Facility                                                  20,000            ---         14,766
   Redemption of Series C preferred stock                                               (10,000)           ---            ---
   Payment of debt issuance costs                                                        (8,274)        (3,528)          (352)
   Proceeds from common stock issuance, net of notes receivable from related
      parties issued upon stock option exercise                                           6,161          1,961            396
   Payment of bond call premiums                                                         (6,136)           ---            ---
   Repayments of capital lease obligations                                               (5,114)        (1,857)        (1,704)
   Payment of preferred stock dividends                                                  (1,637)        (2,036)        (2,045)
   Payment received on note receivable from related parties issued upon stock
      option exercise                                                                     1,289            679            ---
   Purchase of treasury stock                                                              (483)          (831)          (177)
   Sale of treasury stock                                                                   228            ---            ---
                                                                                      -----------    -----------    ------------
       Net cash provided by (used in) financing activities                               34,846        (18,312)        (4,691)
                                                                                      -----------    -----------    ------------
       Net increase (decrease) in cash and cash equivalents                              21,017         (1,505)           843
       Cash and cash equivalents at beginning of year                                    10,435         11,940         11,097
                                                                                      -----------    -----------    ------------

       Cash and cash equivalents at end of year                                      $   31,452         10,435         11,940
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

        (a)  Business
             GCI, an Alaska corporation, was incorporated in 1979. We offer the following services:
             o Long-distance telephone service between Alaska and the remaining United States and foreign countries,
             o   Cable television services throughout Alaska,
             o Facilities-based competitive local access services in Anchorage, Fairbanks, and Juneau, Alaska,
             o   Internet access services,
             o Origination and termination of traffic in Alaska for certain common carriers,
             o   Private line and private network services,
             o   Managed services to certain commercial customers,
             o Broadband services, including our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics,
             o Sales and service of dedicated communications systems and related equipment,
             o Lease and sales of capacity on our undersea fiber optic cable systems used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries, and
             o Distribution of white and yellow pages directories to residential and business customers in certain markets we serve and on-line directory products.

        (b)  Principles of Consolidation
             The consolidated financial statements include the consolidated accounts of GCI and all wholly owned subsidiaries with all significant intercompany transactions eliminated.

        (c)  Earnings per Common Share
             Earnings per common share ("EPS") and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

                                                                                        Year Ended December 31,
                                                                                                  2004
                                                                                   --------------------------------
                                                                                     Income    Shares
                                                                                     (Num-     (Denom-   Per-share
                                                                                     erator)   inator)    Amounts
                                                                                   ---------- --------- -----------
              Net income                                                            $21,252
              Less preferred stock dividends:
               Series B                                                                 942
               Series C                                                                 561
                                                                                   ----------

                                                                                      1,503
                                                                                   ----------
              Basic EPS:
              Net income available to common stockholders                            19,749    56,989      $0.35
              Effect of Dilutive Securities:
              Unexercised stock options                                                 ---     1,207        ---
                                                                                   ---------- --------- -----------
              Diluted EPS:
               Net income available to common stockholders                          $19,749    58,196      $0.34
                                                                                   ========== ========= ===========

                                      119                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                                                                      Years Ended December 31,
                                                               2003                               2002
                                                 ------------------------------     -------------------------------
                                                   Income    Shares                   Income    Shares
                                                   (Num-     (Denom-  Per-share        (Num-    (Denom-   Per-share
                                                   erator)   inator)   Amounts        erator)   inator)    Amounts
                                                 ---------- -------- ----------     ---------- --------- ----------
              Net income before cumulative
               effect of a change in accounting
               principle in 2003, net of income
               tax benefit of $367                $16,086                            $ 6,663
              Less preferred stock dividends:
               Series B                             1,418                              1,445
               Series C                               600                                600
                                                 ----------                         ----------
                                                    2,018                              2,045
                                                 ----------                         ----------
              Basic EPS:
              Net income before cumulative
               effect of a change in accounting
               principle in 2003, net of income
               tax benefit of $367, available to
               common stockholders                 14,068    55,675     $0.25          4,618    55,081      $0.08
              Effect of Dilutive Securities:
              Unexercised stock options               ---       765       ---            ---       584        ---
                                                 ---------- -------- ----------     ---------- --------- ----------
              Diluted EPS:
              Net income before cumulative
               effect of a change in accounting
               principle in 2003, net of income
               tax benefit of $367, available to
               common stockholders
                                                  $14,068    56,440     $0.25        $ 4,618    55,665      $0.08
                                                 ========== ======== ==========     ========== ========= ==========

             Common equivalent shares outstanding which are anti-dilutive for purposes of calculating EPS for the years ended December 31, 2004, 2003 and 2002, are not included in the diluted EPS calculations, and consist of the following (shares, in thousands):

                                                                                2004           2003          2002
                                                                            -----------    ----------    -----------
                Series B redeemable preferred stock                            1,964          2,837         3,062
                Series C redeemable preferred stock                              779            833           833
                                                                            -----------    ----------    -----------
                  Anti-dilutive common shares outstanding                      2,743          3,670         3,895
                                                                            ===========    ==========    ===========

             In December 2004 we redeemed all of the Series C preferred stock.

             Weighted average shares associated with outstanding stock options for the years ended December 31, 2004, 2003 and 2002 which have been excluded from the diluted EPS calculations because the options' exercise price was greater than the average market price of the common shares consist of the following (shares, in thousands):

                                                                               2004           2003            2002
                                                                            -----------    ----------    -----------
                Weighted average shares associated with outstanding stock
                   options                                                      312            380           2,545
                                                                            ===========    ==========    ===========

                                      120                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

        (d)  Common Stock
             Following are the changes in common stock for the years ended December 31, 2004, 2003 and 2002 (shares, in thousands):

                                                                     Class A        Class B
                                                                  ------------- --------------
                      Balances at December 31, 2001                   50,967         3,883
                    Class B shares converted to Class A                    8            (8)
                    Shares issued under stock option plan                584           ---
                    Shares issued to GCI Employee Stock Purchase
                      Plan                                               221           ---
                    Shares issued to acquire minority
                      shareholders' interests in GFCC                     15           ---
                                                                  ------------- --------------
                      Balances at December 31, 2002                   51,795         3,875

                    Class B shares converted to Class A                    7            (7)
                    Shares issued under stock option plan                416           ---
                    Shares issued upon conversion of Series B
                      preferred stock to Class A common stock            225           ---
                    Shares issued per G.C. Cablevision, Inc.
                      acquisition agreement                              223           ---
                     Shares retired                                      (77)          ---
                                                                  ------------- --------------
                      Balances at December 31, 2003                   52,589         3,868

                    Class B shares converted to Class A                    6            (6)
                    Shares issued under stock option plan              1,118           ---
                    Shares issued upon conversion of Series B
                      preferred stock to Class A common stock          2,060           ---
                     Shares retired                                   (3,948)          ---
                                                                  ------------- --------------
                      Balances at December 31, 2004                   51,825         3,862
                                                                  ============= ==============

        (e)  Redeemable Preferred Stock
             Redeemable preferred stock at December 31, 2004 and 2003 consist of (amounts in thousands):

                                                          2004          2003
                                                     ------------- -------------
                    Series B                        $    4,249        15,664
                    Series C                               ---        10,000
                                                     ------------- -------------
                                                    $    4,249        25,664
                                                     ============= =============

             We have 1,000,000 shares of preferred stock authorized with the following shares issued at December 31, 2004, 2003 and 2002 (shares, in thousands):

                                                                                       Series B      Series C
                                                                                    ------------- -------------
                        Balances at December 31, 2001 and 2002                            17            10
                    Shares converted to GCI Class A common stock                          (1)          ---
                                                                                    ------------- -------------
                        Balance at December 31, 2003                                      16            10
                    Shares converted to GCI Class A common stock                         (12)          ---
                    Stock redemption                                                     ---           (10)
                                                                                    ------------- -------------
                        Balance at December 31, 2004                                       4           ---
                                                                                    ============= =============

                                      121                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             Series B
             We issued 20,000 shares of convertible redeemable accreting Series B preferred stock on April 30, 1999. The Series B preferred stock is convertible at $5.55 per share into GCI Class A common stock. Through April 30, 2003, dividends were payable semi-annually at the rate of 8.5%, plus accrued but unpaid dividends, at our option, in cash or in additional fully-paid shares of Series B preferred stock. Dividends earned after April 30, 2003, are payable semi-annually in cash only. Mandatory redemption is required 12 years from the date of closing. The redemption amount of our convertible redeemable accreting Series B preferred stock at December 31, 2004 and 2003 was $4,338,000 and $15,887,000,
             respectively. The difference between the carrying and redemption amounts of approximately $89,000 is due to accrued dividends which are included in Accrued Liabilities until paid in cash.

             Series C
             We issued 10,000 shares of convertible redeemable accreting Series C preferred stock as of June 30, 2001. In December 2004 we redeemed all of the Series C preferred stock.

        (f)  Treasury Stock
             We intend to hold repurchased shares of our common stock in treasury for general corporate purposes. We account for treasury stock under the cost method and include treasury stock as a component of Stockholders' Equity.

             Treasury stock purchased with the intent of retiring the stock (whether or not the retirement is actually accomplished) is charged entirely to Retained Earnings.

        (g)  Cash Equivalents
             Cash equivalents consist of repurchase interest investments and certificates of deposit which are short-term and readily convertible into cash.

        (h)  Accounts Receivable and Allowance for Doubtful Receivables
             Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We base our estimates on our historical collections experience, industry standards, regulatory requirements, regional economic data, and our collections process. We review our allowance for doubtful accounts methodology at least annually. During the review process we consider a change to our methodology if there are any changes to these factors.

             Depending upon the type of account receivable our allowance is calculated using a pooled basis with an allowance for all accounts greater than 120 days past due, a specific identification method, or a combination of the two methods. When a specific identification method is used past due balances over 90 days and balances less than 90 days old but potentially uncollectible due to bankruptcy or other issues are reviewed individually for collectibility. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

        (i)  Inventories
             Inventory of merchandise for resale and parts is stated at the lower of cost or market. Cost is determined using the average cost method.

        (j)  Property and Equipment
             Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. Construction in progress represents distribution


                                      122                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             systems and support equipment not placed in service on December 31, 2004; management intends to place this equipment in service during 2005.

             Depreciation is computed on a straight-line basis based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable, in the following ranges:

                                 Asset Category                            Asset Lives
                ----------------------------------------------------    -----------------
                Telephony distribution and fiber optic cable systems       10-20 years
                Cable television distribution systems                      10 years
                Support equipment                                          3-10 years
                Transportation equipment                                   5-10 years
                Property and equipment under capital leases                12-15 years

             Amortization of property and equipment under capital leases is included in Depreciation, Amortization, and Accretion Expense on the Consolidated Statements of Operations.

             Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Accumulated depreciation is removed and gains or losses are recognized at the time of retirements, sales or other dispositions of property.

        (k)  Long-lived Assets to be Disposed of
             Long-lived assets to be disposed of by sales, including those of discontinued operations, are measured at the lower of carrying amount or fair value less cost to sell, if applicable. We classify a long-lived asset to be disposed of other than by sale as held and used until it is disposed of. We classify a long-lived asset to be sold as held for sale in the period in which all of certain criteria established by SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets" are met. We do not depreciate or amortize long-lived assets to be sold.

             A loss is recognized for any initial or subsequent write-down to fair value less cost to sell. A gain is recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized (for a write-down to fair value less cost to sell). The loss or gain adjusts only the carrying amount of a long-lived asset, whether classified as held for sale individually or as part of a disposal group. A gain or loss not previously recognized that results from the sale of a long-lived asset (disposal group) is recognized at the date of sale.

        (l)  Intangible Assets
             Goodwill and cable certificates (certificates of convenience and public necessity) are not amortized. Cable certificates represent certain perpetual operating rights to provide cable services. Goodwill represents the excess of cost over fair value of net assets acquired. Cable certificates are allocated to our cable services reportable segment. Goodwill is primarily allocated to the cable services segment and the remaining amount is not allocated to a reportable segment, but is included in the All Other Category in note 12.

             The cost of our Personal Communication Services license and related financing costs were capitalized as an amortizable intangible asset. The associated assets were placed into service during 2000 and the recorded cost of the license and related financing costs are being amortized over a 40-year period using the straight-line method. All other amortizable intangible assets are being amortized over 5-20 year periods using the straight-line method.

        (m)  Impairment of Intangibles, Goodwill, and Long-lived Assets
             Cable certificates are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying

                                      123                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             amount of the cable certificates asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the asset is its new accounting basis.

             On September 29, 2004, the Securities and Exchange Commission ("SEC") issued SEC Staff Announcement Topic "Use of the Residual Method to Value Acquired Assets Other than Goodwill," ("SEC Staff Announcement") requiring us to apply no later than January 1, 2005 a direct value method to determine the fair value of our intangible assets with indefinite lives other than goodwill for purposes of impairment testing. We adopted the SEC Staff Announcement on December 31, 2004. Our cable certificate assets are our only indefinite-lived assets other than goodwill as of December 31, 2004. Our cable certificate assets were originally valued and recorded using the residual method. Impairment testing of our cable certificate assets as of December 31, 2004 used a direct value method pursuant to the SEC Staff Announcement.

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

        (n)  Amortization of Loan and Senior Notes Fees
             Debt issuance costs are deferred and amortized using the straight-line method, which approximates the interest method, over the term of the related debt and notes. Amortization costs are reported as a component of Other Income (Expense) in the Consolidated Statements of Operations.

        (o)  Other Assets
             Other Assets primarily include long-term deposits and prepayments, a performance bond, and non-trade accounts receivable.

        (p)  Accounting for Derivative Instruments and Hedging Activities
             We record derivatives on the balance sheet as assets or liabilities, measured at fair value and establish criteria for designation and effectiveness of hedging relationships consistent with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

             In 2003 we adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

                                      124                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       (q) Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity
             We classify and measure certain financial instruments with characteristics of both liabilities and equity according to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

       (r)   Asset Retirement Obligations
             On January 1, 2003 we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred in Other Liabilities on the Consolidated Balance Sheets. When the liability is initially recorded, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement. Upon adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003, we recorded the cumulative effect of accretion and depreciation expense as a cumulative effect of a change in accounting principle of approximately $544,000, net of income tax benefit of $367,000.

             The majority of our asset retirement obligation is the estimated cost to remove telephony distribution equipment and support equipment from leased property.

             Following is a reconciliation of the beginning and ending aggregate carrying amount of our liability for asset retirement obligations at December 31, 2004 (amounts in thousands):

                    Balance at December 31, 2002                                         $    ---
                    Liability recognized upon adoption of SFAS No. 143                      1,565
                    Liability incurred during the year ended December 31, 2003                277
                    Accretion expense for the year ended December 31, 2003                    163
                                                                                          ----------
                         Balance at December 31, 2003                                       2,005
                    Liability incurred during the year ended December 31, 2004                775
                    Accretion expense for the year ended December 31, 2004                    242
                    Liability settled                                                          (6)
                    Other                                                                     (45)
                                                                                          ----------
                         Balance at December 31, 2004                                    $  2,971
                                                                                          ==========

             If SFAS No. 143 had been applied at December 31, 2002 the liability for asset retirement obligations would have been $1,565,000.

             At the date of adoption we recorded additional capitalized costs of $654,000 in Property and Equipment in Service, Net of Depreciation. During the years ended December 31, 2004 and 2003 we recorded additional capitalized costs of $775,000 and $277,000, respectively, in Property and Equipment in Service, Net of Depreciation.

        (s)  Alaska Airlines, Inc. ("Alaska Airlines") Contract
             Our contract with Alaska Airlines provides that we purchase a specific minimum number of mileage awards in the Alaska Airlines Mileage Plan each year at a specific price per mile. If we exceed the minimum purchase commitment in any of the specified periods, the excess miles are priced at a reduced fixed cost per mile. Alaska Airlines invoices us for all mileage credited during the prior month. Our contractual cost for purchased miles is not tied or related in any way to our customers' usage of the awarded miles. Use of the miles is a transaction between our customers and Alaska

                                      125                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             Airlines and does not involve us in any way. Accordingly we do not account for or record our customers' usage of miles purchased.

             We have recorded a liability for the estimated obligation under the contract as of December 31, 2004 and 2003. We estimated the amount of the obligation based on the amount of mileage awards purchased through December 31, 2004 and 2003 in comparison to the required minimum commitment. We have recorded the expense for the miles purchased from Alaska Airlines in Selling, General and Administrative expenses for each of our benefiting segments.

        (t)  Revenue Recognition
             All revenues are recognized when the earnings process is complete in accordance with SEC Staff Accounting Bulletins No. 101 and No. 104, "Revenue Recognition" as follows:

                   o Revenues generated from long-distance and managed services are recognized when the services are provided,
                   o Cable television service, local access service, Internet service and private line telecommunication revenues are billed in advance, recorded as Deferred Revenue on the balance sheet, and are recognized as the associated service is provided,
                   o The majority of our equipment sale transactions involve the sale of communications equipment with no other services involved. Such equipment is subject to standard manufacturer warranties and we do not manufacture any of the equipment we sell. In such instances the customer takes title to the equipment generally upon delivery. We recognize revenue for such transactions when title passes to the customer and the revenue is earned and realizable pursuant to the provisions of SAB 101 and SAB 104. On certain occasions we enter into agreements to sell and satisfactorily install or integrate telecommunications equipment for a fixed fee. Customers may have refund rights if the installed equipment does not meet certain performance criteria. We defer revenue recognition until we have received customer acceptance per the contract or agreement, and all other required revenue recognition elements have been achieved. Revenues from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements,
                   o Technical services revenues are derived primarily from
                     maintenance contracts on equipment and are recognized on a prorated basis over the term of the contracts,
                   o Revenues from telephone and yellow-page directories are
                     recognized ratably during the period following publication, which typically begins with distribution and is complete in the month prior to publication of the next directory,
                   o Other revenues are recognized when the service is provided,
                     and
                   o We recognize unbilled revenues when the service is provided based upon minutes of use processed or established rates, net of credits and adjustments.

        (u)  Payments Received from Suppliers
             In 2003 we adopted Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." We have applied EITF No. 02-16 prospectively for arrangements entered into or modified after December 31, 2002. Our cable services segment occasionally receives reimbursements for costs to promote suppliers' services, called cooperative advertising arrangements. The supplier payment is classified as a reduction of selling, general and administrative expenses if it reimburses specific, incremental and identifiable costs incurred to resell the suppliers' services. Excess consideration, if any, is classified as a reduction of cost of sales and services.

                                      126                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

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

        (v)  Advertising Expense
             We expense advertising costs in the year during which the first advertisement appears. Advertising expenses were approximately $3,281,000, $3,727,000 and $2,967,000 for the years ended December
             31, 2004, 2003 and 2002, respectively.

        (w)  Leases
             We account for capital and operating leases as lessee as required by SFAS No. 13, "Accounting for Leases" and in subsequently issued amendments and interpretations of SFAS No. 13. Scheduled rent increases are amortized over the lease term on a straight-line basis. Contingent rent expense results from increases in the Consumer Price Index. Rent holidays are recognized on a straight-line basis over the lease term.

             Leasehold improvements are amortized over the shorter of their economic lives or the lease term. We may amortize a leasehold improvement over a term that includes assumption of a lease renewal if the renewal is reasonably assured. Leasehold improvements made by us and funded by landlord incentives or allowances under an operating lease are recorded as deferred rent and amortized as reductions to lease expense over the lease term.

        (x)  Interest Expense
             Interest costs incurred during the construction period of significant capital projects, such as construction of an undersea fiber optic cable system, are capitalized. We capitalized interest cost of approximately $1.1 million and $403,000 during the years ended December 31, 2004 and 2003, respectively, during the construction of the AULP West fiber optic cable system. No interest was capitalized during the year ended December 31, 2002.

        (y)  Income Taxes
             Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for their future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent that the benefits are more likely to be realized than not.

        (z)  Costs Associated with Exit or Disposal Activities
             In 2003 we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." We record exit or disposal costs when they are incurred and can be measured at fair value. The recorded liability is subsequently adjusted for changes in estimated cash flows.

        (aa) Incumbent Local Exchange Carrier ("ILEC") Over-earnings Refunds
             We receive refunds from time to time from ILECs with which we do business in respect of their earnings that exceed regulatory requirements. Telephone companies that are rate regulated by the Federal Communications Commission ("FCC") using the rate of return method are required by the FCC to refund earnings from interstate access charges assessed to long-distance carriers when their earnings exceed their authorized rate of return. Such refunds are computed based on the regulated carrier's earnings in several access categories. Uncertainties exist with respect to the amount of their earnings, the refunds (if any), their timing, and their realization. We account

                                      127                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             for such refundable amounts as gain contingencies, and, accordingly, do not recognize them until realization is a certainty upon receipt.

        (ab) Stock Option Plan
             At December 31, 2004, we had one stock-based employee compensation plan, which is described more fully in note 11. We account for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We use the intrinsic-value method and compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted SFAS 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25.

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

             Stock-based employee compensation cost is reflected over the options' vesting period of generally five years and compensation cost for options granted prior to January 1, 1996 is not considered. The following table illustrates the effect on net income and EPS for the years ended December 31, 2004, 2003 and 2002, if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands, except per share amounts):

                                                                               2004         2003         2002
                                                                           ------------ ------------ ------------
                Net income after cumulative effect of a change in
                 accounting principle in 2003, as reported                $   21,252       15,542        6,663
                Total stock-based employee compensation expense
                 included in reported net income, net of related tax
                 effects                                                         215          630          257
                Total stock-based employee compensation expense
                 under the fair-value based method for all awards,
                 net of related tax effects                                   (2,047)      (1,981)      (2,504)
                                                                           ------------ ------------ ------------
                    Pro forma net income after cumulative effect of
                    a change in accounting principle in 2003              $   19,420       14,191        4,416
                                                                           ============ ============ ============

                Basic EPS after cumulative effect of a change in
                 accounting principle in 2003, as reported                $     0.35         0.24         0.08
                                                                           ============ ============ ============

                Diluted EPS after cumulative effect of a change in
                 accounting principle in 2003, as reported                $     0.34         0.24         0.08
                                                                           ============ ============ ============

                Basic and diluted EPS after cumulative effect of a
                 change in accounting principle in 2003, pro forma        $     0.31         0.22         0.04
                                                                           ============ ============ ============

                                      128                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             The calculation of total stock-based employee compensation expense under the fair-value based method includes weighted-average assumptions of a risk-free interest rate, volatility and an expected life.

        (ac) Stock Options and Stock Warrants Issued for Non-employee Services We account for stock options and warrants issued in exchange for non-employee services pursuant to the provisions of SFAS 123, EITF 96-3 and EITF 96-18, wherein such transactions are accounted for at the fair value of the consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

        (ad) Use of Estimates
             The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include allowance for doubtful receivables, valuation allowances for deferred income tax assets, depreciable lives of assets, the carrying value of long-lived assets including goodwill, and the accrual of cost of sales and services. Actual results could differ from those estimates.

        (ae) Concentrations of Credit Risk
             Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. At December 31, 2004 and 2003, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments at one highly rated financial institution.

             We have one major customer, MCI (see note 14). There is increased risk associated with these customers' accounts receivable balances. Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Though limited to one geographical area and except for MCI, the concentration of credit risk with respect to our receivables is minimized due to the large number of customers, individually small balances, and short payment terms.

       (af)  Software Capitalization Policy
             Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five years. In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we capitalize certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow


                                      129                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage.

       (ag) Rescission of Financial Accounting Standard Board ("FASB") Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
             In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," unamortized bank fees and other expenses totaling approximately $2.3 million associated with the November 2002 refinancing of debt instruments were not classified as an extraordinary item and were charged to Amortization of Loan and Senior Notes Fees during the year ended December 31, 2002.

       (ah) Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others
             Certain of our customers have guaranteed levels of service and we account for these guarantees according to FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." We accrue for guarantees as they become probable and estimable.

       (ai) Participating Securities and the Two-Class Method under FASB Statement No. 128, "Earnings per Share"
             In March 2004, the EITF reached final consensuses on Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share." EITF Issue No. 03-6 addresses the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share. EITF Issue No. 03-6 is effective for fiscal periods beginning after March 31, 2004, and prior period earnings per share amounts presented for comparative purposes should be restated to conform to the consensus guidance. We have not issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings when, and if, we declare dividends on our common stock. EITF Issue No. 03-6 has not effected our EPS.

       (aj) Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds
             In October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds," which clarifies the guidance in paragraph 19 of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." According to EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. The consensus applies to fiscal years ending after October 13, 2004. EITF 04-10 has not resulted in a change to our SFAS No. 131 disclosure.

       (ak)  New Accounting Standards
             In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," requiring all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS No. 123R is effective for public companies for interim or annual periods beginning after June 15, 2005. As of July 1, 2005, all public entities will apply SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after July 1, 2005 for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. We estimate

                                      130                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

             the application of SFAS No. 123R will result in an increase in our compensation cost for all share-based payments of approximately $1.4 million during the year ended December 31, 2005.

             In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We will adopt this statement July 1, 2005 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

             In November 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in Determining Whether to Report Discontinued Operations." A number of issues have arisen in practice in applying the criteria in paragraph 42, and the following broad categories of issues related to the application of both criteria in that paragraph have been identified: (a) whether the intent of the paragraph is that all operations and cash flows of the disposal component be eliminated from the ongoing operations of the entity or whether some minor level of operations or cash flows may remain; (b) if some insignificant level of operations or cash flows of the disposal component can continue without precluding discontinued operations reporting, the level at which "significance" should be measured; and (c) in applying the paragraph, the factors to consider in determining whether the selling entity has retained "significant continuing involvement" in the disposed component. At December 31, 2004 we do not have a component that has been identified for disposal. We will adopt this EITF January 1, 2005 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

             In November 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." This Issue addresses when contingently convertible instruments should be included in diluted earnings per share. For purposes of this Issue, contingently convertible instruments are instruments that have embedded conversion features that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted or share settled based on meeting the specified market condition. A market price trigger is a market condition that is based at least in part on the issuer's own share price. Examples of contingently convertible instruments subject to this Issue include contingently convertible debt, contingently convertible preferred stock, and Instrument C in EITF Issue No. 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion," all with embedded market price triggers. The EITF decided that contingently convertible instruments should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. Additionally, the consensus should be applied to instruments that have multiple contingencies if one of the contingencies is a market price trigger and the instrument is convertible or can be settled in shares based on meeting a market condition-that is, the conversion is not dependent (or no longer dependent) on a substantive non-market-based contingency. At December 31, 2004 we do not have any contingently convertible instruments. We will adopt this EITF January 1, 2005 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

                                      131                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

      (al)   Reclassifications
             Reclassifications have been made to the 2003 financial statements to make them comparable with the 2004 presentation.

(2) Consolidated Statements of Cash Flows Supplemental Disclosures Changes in operating assets and liabilities consist of (amounts in thousands):

          Year ended December 31,                                           2004             2003              2002
                                                                       -------------    -------------     ------------
          Increase in accounts receivable                             $    (4,976)         (16,549)           (5,476)
          (Increase) decrease in prepaid expenses                           2,529           (1,830)           (5,623)
          (Increase) decrease in inventories                                  298           (1,113)              446
          Increase in other current assets                                   (706)          (1,158)             (382)
          Increase (decrease) in accounts payable                          (5,391)           2,465            (2,859)
          Increase (decrease) in deferred revenue                          (5,022)           2,985             6,161
          Increase (decrease) in accrued payroll and payroll
             related obligations                                           (2,195)           5,724            (3,468)
          Increase (decrease) in accrued interest                             102              707              (111)
          Increase (decrease) in accrued liabilities                         (792)           1,909               825
          Decrease in subscriber deposits                                    (214)            (238)             (232)
           Increase (decrease) in components of other long-term
             liabilities                                                      479             (297)               65
                                                                       -------------    -------------     ------------
                                                                      $   (15,888)          (7,395)          (10,654)
                                                                       =============    =============     ============

       We paid interest totaling approximately $28,581,000, $34,441,000 and $29,427,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

       We paid income taxes totaling $205,000 during the year ended December 31, 2004. We paid no income taxes during the years ended December 31, 2003 and 2002. Net income tax refunds received totaled $283,700 during the year ended December 31, 2002. We received no income tax refunds during the years ended December 31, 2004 and 2003.

       We recorded $1,730,000, $538,000 and $319,000 during the years ended December 31, 2004, 2003 and 2002, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

       During the year ended December 31, 2004 our President and CEO tendered 70,028 shares of his GCI Class A common stock to us at an agreed-upon value of $10.71 per share for a total value of $750,000. The stock tender was in lieu of a cash payment on a note receivable with related parties issued upon stock option exercise.

       During the year ended December 31, 2002 we funded the employer match portion of Employee Stock Purchase Plan contributions by issuing GCI Class A common stock valued at $791,000 and by purchasing GCI Class A common stock on the open market. During the years ended December 31, 2004 and 2003 all employer match shares were purchased on the open market.

       We financed the acquisition of approximately $1.0 million of telephony distribution equipment pursuant to a long-term capital lease arrangement with a leasing company during the year ended December 31, 2002.

       We acquired all minority shareholders' ownership interests in GCI Fiber Communication Co., Inc., a wholly-owned subsidiary of GCI Holdings, Inc. ("Holdings") by issuing 15,000 shares of GCI Class A

                                      132                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       common stock in 2002. Holdings is a wholly-owned subsidiary of GCI, Inc.; GCI, Inc. is a wholly-owned subsidiary of GCI.

 (3)   Receivables and Allowance for Doubtful Receivables
       Receivables consist of the following at December 31, 2004 and 2003 (amounts in thousands):

                                           2004          2003
                                      ------------- -------------
           Trade                     $    71,034        67,186
           Employee                          277           284
           Other                           3,118         2,765
                                      ------------- -------------
             Total receivables       $    74,429        70,235
                                      ============= =============

       Following are the changes in the allowance for doubtful receivables during the years ended December 31, 2004, 2003 and 2002 (amounts in thousands):

                                                                     Additions            Deductions
                                                              -----------------------    ------------
                                             Balance at        Charged to  Charged to     Write-offs
                                             beginning          costs and     Other         net of       Balance at
          Description                         of year           expenses    Accounts      recoveries     end of year
          ------------------------------    ------------      ------------ ----------    ------------    -----------
             December 31, 2004             $   1,954              3,136        ---           2,773           2,317
                                            ============      ============ ==========     ===========    ===========

             December 31, 2003             $  14,010              2,640        ---          14,696           1,954
                                            ============      ============ ==========     ===========    ===========

             December 31, 2002             $   4,166             13,124        ---           3,280          14,010
                                            ============      ============ ==========     ===========    ===========

       As further described in note 12, during the year ended December 31, 2003 we reached a settlement agreement for pre-petition amounts owed to us by MCI. The remaining pre-petition accounts receivable balance owed by MCI after this settlement was removed from our Consolidated Balance Sheets in 2003. During the years ended December 31, 2004 and 2003 we utilized approximately $4.2 million and $2.8 million, respectively, of the MCI credit against amounts otherwise payable for services received from MCI.

       The Allowance for Doubtful Receivables at December 31, 2002 includes the provision of $11.6 million of bad debt expense for estimated uncollectible accounts due from MCI.

(4)    Net Property and Equipment in Service
       Net property and equipment in service consists of the following at December 31, 2004 and 2003 (amounts in thousands):

                                                                                             2004         2003
                                                                                        ------------ ------------
             Land and buildings                                                        $     4,061        3,151
             Telephony distribution systems                                                440,050      345,984
             Cable television distribution systems                                         170,843      161,054
             Support equipment                                                              50,211       46,219
             Transportation equipment                                                        6,648        5,500
             Property and equipment under capital leases                                    50,992       51,214
                                                                                        ------------ ------------
                                                                                           722,805      613,122
             Less accumulated depreciation                                                 269,626      227,071
             Less accumulated amortization                                                  20,930       17,012
                                                                                        ------------ ------------
               Net property and equipment in service                                   $   432,249      369,039
                                                                                        ============ ============

                                      133                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(5)    Intangible Assets
       As of December 31, 2004 cable certificates and goodwill were tested for impairment and the fair values were greater than the carrying amounts, therefore these intangible assets were determined not to be impaired at December 31, 2004. The remaining useful lives of our cable certificates and goodwill were evaluated as of December 31, 2004 and events and circumstances continue to support an indefinite useful life.

       No intangible assets subject to amortization have been impaired based upon impairment testing performed as of December 31, 2004.

       No indicators of impairment have occurred since the impairment testing was performed.

       Amortization expense for amortizable intangible assets for the years ended December 31, 2004, 2003 and 2002 follow (amounts in thousands):

                                                                                        Years Ended December 31,
                                                                                      2004        2003        2002
                                                                                   ---------- ----------- ----------
          Amortization expense for amortizable intangible assets                  $    856         660         790
                                                                                   ========== =========== ==========

       Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

                Years ending
                December 31,
                ------------
                    2005        $  1,100
                    2006        $  1,095
                    2007        $  1,034
                    2008        $    784
                    2009        $    504

       Following are the changes in Other Intangible Assets (amounts in thousands):

                Balance, December 31, 2002              $   3,460
              Asset additions                               1,395
              Less amortization expense                       660
                                                         -----------
                Balance, December 31, 2003                  4,195
              Asset additions                               2,926
              Less amortization expense                       856
                                                         ------------
                Balance, December 31, 2004              $   6,265
                                                         ============

                                      134                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(6)    Notes Receivable from Related Parties
       Notes receivable from related parties consist of the following (amounts in thousands):

                                                                                        December 31,
                                                                                    2004           2003
                                                                               --------------- -------------
               Notes receivable from officers bearing interest up to 6.5%
                or at the rate paid by us on our senior indebtedness,
                unsecured, due through February 8, 2007                       $     5,452          7,480
               Notes receivable from officers bearing interest at the rate paid by us on our senior indebtedness, secured by GCI
                common stock, due through December 1, 2006                            350            919
               Notes receivable from other related parties bearing
                interest up to 7.6% or at the rate paid by us on our
                senior indebtedness, unsecured and secured by property,
                due through December 31, 2007                                         185          1,126
               Interest receivable                                                    849          1,612
                                                                               --------------- -------------
                 Total notes receivable from related parties                        6,836         11,137
               Less notes receivable from related parties issued upon
                stock option exercise, classified as a component of
                stockholders' equity                                                3,016          4,971
               Less current portion, including current interest receivable            475          1,885
                                                                               --------------- -------------
                Long-term portion, including long-term interest receivable    $     3,345          4,281
                                                                               =============== =============

(7)    Long-term Debt
       Long-term debt consists of the following (amounts in thousands):

                                                                                        December 31,
                                                                                     2004           2003
                                                                                -------------- -------------
              Senior Notes, net of unamortized bond discount of $4,031 (a)     $   315,969        180,000
              Senior Credit Facility (b)                                           121,000        165,000
                                                                                -------------- -------------
                 Long-term debt                                                $   436,969        345,000
                                                                                ============== =============

       (a) In February 2004 GCI's wholly owned subsidiary GCI, Inc. sold $250.0 million in aggregate principal amount of senior unsecured debt securities due in 2014 ("February Senior Notes"). In December 2004 GCI, Inc. sold $70.0 million in aggregate principal amount of senior unsecured debt securities due in 2014 ("December Senior Notes"). The February and December Senior Notes are treated as a single class ("new Senior Notes").

           February Senior Notes
           The February Senior Notes were sold at a discount of $4.3 million. The February Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the life of the new Senior Notes.

           The net proceeds of the offering were primarily used to repay our existing $180.0 million 9.75% Senior Notes and to repay approximately $43.8 million of the term portion and $10.0 million of the revolving portion of our original Senior Credit Facility. In connection with the issuance, we paid fees

                                      135                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

           and other expenses of approximately $6.5 million that are being amortized over the life of the new Senior Notes.

           The February Senior Notes were offered only to qualified institutional buyers pursuant to exemptions from registration under the Securities Act. On July 7, 2004, GCI, Inc. commenced an offer to exchange the privately issued February Senior Notes for a like amount of February Senior Notes that have been registered under the Securities Act and have otherwise identical terms to the privately issued original Senior Notes (except for provisions relating to GCI, Inc.'s obligations to consummate the exchange offer). The exchange offer closing occurred on August 11, 2004, at which time all $250.0 million in aggregate principal amount of the privately issued February Senior Notes were tendered and exchanged for the February Senior Notes that have been registered under the Securities Act.

           December Senior Notes
           The December Senior Notes were sold at face value.

           The net proceeds of the offering were primarily used to repurchase 3,751,509 of our Class A common shares at $8.33 per share and $10.0 million of our Series C preferred stock from MCI. The aggregate amount of the equity repurchase totaled $41.3 million. In addition we used the proceeds to repay $10.0 million of the revolving portion of our new Senior Credit Facility. In connection with the issuance, we paid fees and other expenses of approximately $1.6 million that are being amortized over the life of the new Senior Notes.

           The December Senior Notes were offered only to qualified institutional buyers pursuant to Rule 144A and non-United States persons pursuant to Regulation S. The December Senior Notes have not been registered under the Securities Act and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. Beginning April 6, 2005, we plan to commence an offer to exchange the privately issued December Senior Notes that have been registered under the Securities Act and have otherwise identical terms to the privately issued original Senior Notes (except for provisions relating to GCI Inc.'s obligations to consummate the exchange offer).

           New Senior Notes
           We pay interest of 7.25% on the new Senior Notes.

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

                                      136                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

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

           The total redemption cost was $186.1 million. The premium to redeem our old Senior Notes was $6.1 million (excluding interest cost of $1.3 million) and was recognized as a loss on early extinguishment of debt, a component of Other Income (Expense), during the year ended December 31, 2004.

           Compliance with the redemption notice requirements in the Indenture resulted in a delay before final payment of some of the old Senior Notes. As a result of such delay, our total debt increased during the overlap period between the redemption of the old Senior Notes and the issuance of the February Senior Notes making us out of compliance with Section 6.11 of our Credit, Guaranty, Security and Pledge Agreement, dated as of October 30, 2003. We received a waiver from compliance with Section 6.11 until April 30, 2004. After the final redemption payment on March 18, 2004 we were in compliance with
           Section 6.11.

           A semi-annual interest payment of approximately $9.0 million was paid in August 2004. We will make semi-annual interest payments of $11.6 million in February and August 2005.

           The new Senior Notes are subordinate to our new Senior Credit
           Facility.

           We were in compliance with all loan covenants at December 31, 2004.

                                      137                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(b) On May 21, 2004 we amended our $220.0 million new Senior Credit Facility. The amendment reduced the interest rate on the $170.0 million term portion of the credit facility from LIBOR plus 3.25% to LIBOR plus 2.25%. The amendment reduced the interest rate on the $50.0 million revolving portion of the credit facility from LIBOR plus 3.25% to LIBOR plus a margin dependent upon our Total Leverage Ratio (as defined) as follows:

                  Total Leverage Ratio
                      (as defined)             LIBOR Plus:
                 ----------------------    --------------------
                 >3.75                            2.50%
                 -
                 >3.25 but <3.75                  2.25%
                 -
                 >2.75 but <3.25                  2.00%
                 -
                 < 2.75                           1.75%

           The commitment fee we are required to pay on the unused portion of the commitment was amended as follows:

                  Total Leverage Ratio
                      (as defined)            Commitment Fee
               ------------------------    --------------------
               >3.75                             0.625%
               -
               >2.75 but <3.75                   0.50%
               -
               < 2.75                            0.375%

           Under certain circumstances the amendment allows for an increase in the term and revolving commitments not to exceed an aggregate commitment increase of $50.0 million. Any additional term and revolving credit facility commitments are payable in full on October 31, 2007.

           In connection with the May 21, 2004 amended Senior Credit Facility, we paid bank fees and other expenses of approximately $215,000 during the year ended December 31, 2004.

           On November 17, 2004 we amended our $220.0 million new Senior Credit Facility. The amendment allowed us to repurchase up to $10.0 million of our common stock each year and to complete the repurchase of 3,751,509 of our Class A common shares and $10.0 million of our Series C preferred stock from MCI as described in notes 1(e) and 11.

           The November 2004 amendment reduced our leverage ratio requirements for certain periods as follows:

                  Period                                                     Total Leverage Ratio
                  ------                                                     --------------------
              December 31, 2003 through December 30, 2004                            4.25:1
              December 31, 2004 through December 30, 2005                            4.00:1
              December 31, 2005 through June 29, 2006                                3.75:1
              June 30, 2006 through June 29, 2007                                    3.50:1
              June 30, 2007 through September 29, 2007                               3.25:1
              September 30, 2007 through final maturity date                         3.00:1

           The November amendment also increased our allowable capital expenditures during the year ended December 31, 2004 by the $18.8 million excess proceeds from the December Senior Notes.

           In connection with the November 17, 2004 amended Senior Credit Facility, we paid bank fees and other expenses of approximately $129,000 during the year ended December 31, 2004.

                                      138                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

           The term loan is fully drawn and we have letters of credit totaling $4.7 million, which left $45.3 million available at December 31, 2004 to draw under the revolving credit facility if needed. Ability to draw down on the revolver portion of our new Senior Credit Facility could be diminished if we are not in compliance with all new Senior Credit Facility covenants or have a material adverse change at the date of the request for the draw.

           Our new Senior Notes are subordinate to our new Senior Credit
           Facility.

           Substantially all of Holdings' assets collateralize the new Senior Credit Facility. The capital lease is secured by the leased satellite transponders.

           We were in compliance with all loan covenants at December 31, 2004.

           In October 2003 we amended our Senior Credit Facility, a portion of which was a substantial modification of the previous Senior Credit Facility agreement. We therefore recognized approximately $5.0 million in Amortization of Loan and Senior Notes Fees during the year ended December 31, 2003. The $2.2 million in amended Senior Credit Facility deferred loan costs associated with the portion that was not a substantial modification continues to be amortized over the life of the new Senior Credit Facility.

           As of December 31, 2004 maturities of long-term debt were as follows (amounts in thousands):

                  Years ending December 31,
                  2005                                                     $      168
                  2006                                                         32,000
                  2007                                                         89,000
                  2008                                                            ---
                  2009                                                            ---
                  2010 and thereafter                                         320,000
                                                                            -----------
                                                                              441,168
                  Less unamortized bond discount paid on February
                    Senior Notes                                               (4,031)
                  Less current portion of long-term debt                         (168)
                                                                            -----------
                    Long-term debt, at December 31, 2004                  $   436,969
                                                                            ===========

(8)    Impairment Charge
       In 2003, we reported an impairment charge of $5.4 million which equaled the remaining net book value recorded for our North Pacific Cable asset. In 1991 we purchased one DS-3 of capacity on a fiber optic cable system owned by AT&T. This fiber optic cable system is a spur off of a trans-Pacific fiber optic cable system owned by another group. We used our owned capacity to carry traffic to and from Alaska and the Lower 48 States. The section of the North Pacific Cable in which we owned capacity was taken out of service in January 2004 due to a billing dispute between AT&T and the owner of the trans-Pacific cable system causing us to re-route certain of our traffic. We were relieved of all future obligations required by our purchase agreement and ceased payment of maintenance and vessel standby costs totaling approximately $324,000 per year that would otherwise be payable over the remaining life of the system. The AULP West fiber optic cable system we built was put into service in June 2004 and provides us with route diversity and redundancy in excess of that previously provided by the North Pacific Cable.

(9)    Comprehensive Income (Loss)
       During the years ended December 31, 2004, 2003 and 2002 we had other comprehensive income (loss) of approximately $308,000, 232,000 and ($548,000), respectively. Total comprehensive income during the years ended December 31, 2004, 2003 and 2002 was $21,560,000, $15,774,000 and
       $6,115,000, respectively.

                                      139                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(10)   Income Taxes
       Total income tax (expense) benefit was allocated as follows (amounts in thousands):

                                                                                       Years ended December 31,
                                                                                   2004          2003          2002
                                                                             -------------- ------------- ------------
                  Net income before cumulative effect of a change in        $    (17,463)      (10,074)       (5,659)
                     accounting principle
                  Cumulative effect of a change in accounting principle              ---           367           ---
                                                                             -------------- ------------- ------------
                  Net income from continuing operations                          (17,463)       (9,707)       (5,659)

                  Stockholders' equity, for stock option compensation
                    expense for tax purposes in excess of amounts
                    recognized for financial reporting purposes                    1,730           538           319
                                                                             -------------- ------------- ------------
                                                                            $    (15,733)       (9,169)       (5,340)
                                                                             ============== ============= ============

       Income tax (expense) benefit consists of the following (amounts in thousands):

                                                                                       Years ended December 31,
                                                                                   2004          2003          2002
                                                                             -------------- ------------- ------------
                  Current tax expense:
                    Federal taxes                                           $        606          (297)       (1,754)
                    State taxes                                                      176          (104)         (536)
                                                                             -------------- ------------- ------------
                                                                                     782          (401)       (2,290)
                                                                             -------------- ------------- ------------

                  Deferred tax expense:
                    Federal taxes                                                (14,151)       (7,169)       (2,580)
                    State taxes                                                   (4,094)       (2,504)         (789)
                                                                             -------------- ------------- ------------
                                                                                 (18,245)       (9,673)       (3,369)
                                                                             -------------- ------------- ------------
                                                                            $    (17,463)      (10,074)       (5,659)
                                                                             ============== ============= ============

       Total income tax expense differed from the "expected" income tax expense determined by applying the statutory federal income tax rate of 35% for 2004 and 2003 and 34% for 2002 as follows (amounts in thousands):

                                                                                         Years ended December 31,
                                                                                   2004            2003           2002
                                                                             ----------------- -------------- --------------
                  "Expected" statutory tax expense                          $    (13,550)         (9,156)        (4,189)
                  State income taxes, net of federal benefit                      (2,439)         (1,695)          (873)
                  Income tax effect of goodwill amortization,
                    nondeductible expenditures and other items, net                 (668)           (568)          (597)
                  Adjustments to ending temporary difference and other
                     balances, net                                                  (806)          1,345            ---
                                                                             ----------------- -------------- --------------
                                                                            $    (17,463)        (10,074)        (5,659)
                                                                             ================= ============== ==============

                                      140                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below (amounts in thousands):

                                                                                           December 31,
                                                                                       2004            2003
                                                                                  -------------- ---------------
                  Current deferred tax assets:
                     Net operating loss carryforwards                            $     8,344             ---
                     Accounts receivable, principally due to allowance for
                       doubtful accounts                                               2,450           4,117
                     Compensated absences, accrued for financial reporting
                       purposes                                                        2,186           2,062
                     Workers compensation and self insurance health reserves,
                       principally due to accrual for financial reporting
                       purposes                                                          854             801
                     Other                                                                59             215
                                                                                  -------------- ---------------
                       Total current deferred tax assets                         $    13,893           7,195
                                                                                  ============== ===============

                                                                                           December 31,
                                                                                       2004            2003
                                                                                  -------------- ---------------

                  Long-term deferred tax assets:
                    Net operating loss carryforwards                             $    63,524          77,534
                    Alternative minimum tax credits                                    1,892           1,892
                    Deferred compensation expense for financial reporting
                       purposes in excess of amounts recognized for tax
                       purposes                                                        1,729           1,531
                    Asset retirement obligations in excess of amounts
                       recognized for tax purposes                                     1,218             825
                    Employee stock option compensation expense for financial
                       reporting purposes in excess of amounts recognized for
                       tax purposes                                                      601             727
                    Sweepstakes award in excess of amounts recognized for tax
                       purposes                                                          178             179
                    Charitable contributions expense for financial reporting
                       in excess of amount recognized for tax purposes                   405             672
                    Cost of sales and services for financial reporting in
                       excess of amounts recognized for tax purposes                     ---             185
                    Cash flow hedge expense for financial reporting
                        purposes in excess of amounts recognized for tax
                       purposes                                                          ---             212
                    Other                                                                118             ---
                                                                                  -------------- ---------------
                       Total long-term deferred tax assets                            69,665         83,757
                                                                                  -------------- ---------------
                  Long-term deferred tax liabilities:
                    Plant and equipment, principally due to differences in
                       depreciation                                                  101,603          93,928
                    Amortizable assets                                                17,173          13,997
                                                                                  -------------- ---------------
                       Total gross long-term deferred tax liabilities                118,776         107,925
                                                                                  -------------- ---------------
                       Net combined long-term deferred tax liabilities          $     49,111          24,168
                                                                                  ============== ===============

                                      141                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       We recorded net deferred tax assets of $15.8 million in 2002 associated with the Rogers American Cablesystems, Inc. and Kanas Telecom, Inc. acquisitions in 2001, resulting in adjustments to the recorded financial statement cost basis of associated goodwill and property and equipment.

        In conjunction with the 1996 Cable Companies acquisition, we incurred a net deferred income tax liability of $24.4 million and acquired net operating losses totaling $57.6 million. We determined that approximately $20 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses under Internal Revenue Code section 1.1502-32(b)(4). Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. At December 31, 2004, we have (1) tax net operating loss carryforwards of approximately $175.6 million that will begin expiring in 2007 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $1.9 million available to offset regular income taxes payable in future years. We utilized tax net operating loss carryforwards of approximately $5.6 million in 2004.

       The following schedule shows our tax net operating loss carryforwards by year of expiration (amounts in thousands):

                  Years ending December 31,                                          Federal       State
                                                                                  ------------ ------------
                    2007                                                         $       705          17
                    2008                                                               6,435       6,434
                    2009                                                              11,767      11,767
                    2010                                                               9,134       9,134
                    2011                                                               6,919       6,919
                    2018                                                              19,995      18,253
                    2019                                                              27,910      26,516
                    2020                                                              44,747      43,799
                    2021                                                              29,614      28,998
                    2022                                                              14,080      13,796
                    2023                                                               3,967       3,909
                    2024                                                                 362         362
                                                                                  ------------ ------------
                       Total tax net operating loss carryforwards                $   175,635     169,904
                                                                                  ============ ============

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

       Our United States income tax return for 2001 was selected for examination by the Internal Revenue Service during 2004. The examination was completed in December 2004 and did not have a material adverse effect on our financial position, results of operations, or our liquidity.

                                      142                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

(11)   Stockholders' Equity

       Common Stock
       GCI's Class A common stock and Class B common stock are identical in all respects, except that each share of Class A common stock has one vote per share and each share of Class B common stock has ten votes per share. In addition, each share of Class B common stock outstanding is convertible, at the option of the holder, into one share of Class A common stock.

       In December 2004 we used a portion of the proceeds of the December Senior Notes offering to repurchase from MCI 3,751,509 of our Class A common shares at $8.33 per share; the shares were retired in December 2004. At December 31, 2004 MCI owned none of our issued and outstanding Class A shares. At December 31, 2003 MCI owned 3,751,509 shares of our Class A common stock that represented approximately 7 percent of the issued and outstanding Class A shares at December 31, 2003. MCI owned 1,275,791 shares of our Class B common stock that represented approximately 33 percent of the issued and outstanding Class B shares at December 31, 2004 and 2003.

       In January 2004, 3,108 shares of our Series B preferred stock was converted to approximately 560,000 shares of our Class A common stock at the stated conversion price of $5.55 per share. In August 2004, 3,328 shares of our Series B preferred stock was converted to 599,640 shares of our Class A common stock at the stated conversion price of $5.55 per share. In November 2004, 4,995 shares of our Series B preferred stock was converted to 900,000 shares of our Class A common stock at the stated conversion price of $5.55 per share. The conversions will reduce our future semi-annual cash dividends.

       In October 2003, 1,250 shares of our Series B preferred stock was converted to approximately 225,000 shares of our GCI Class A common stock.

       In 2004 we repurchased 266,181 shares of our Class A common stock at a cost of approximately $2.6 million pursuant to the Class A and Class B common stock repurchase program authorized by our Board of Directors and approved by our lenders and preferred shareholder. In 2004 we retired 196,153 shares of our Class A common stock that we purchased pursuant to the Class A and Class B common stock repurchase program.

       During the year ended December 31, 2004 our President and CEO tendered 70,028 shares of his GCI Class A common stock to us at an agreed-upon value of $10.71 per share for a total value of $750,000. The stock tender was in lieu of a cash payment on a note receivable with related parties issued upon stock option exercise. We held the shares at December 31, 2004 and intend to retire them in 2005.

       Treasury Stock
       In 2004 we acquired 15,000 shares of our Class A common stock for approximately $165,000 to fund deferred compensation agreements for employees and we purchased 8,716 shares of our Class A common stock for approximately $71,000 to fund various stock awards for our employees.

       In 2003 we acquired a total of 21,700 shares of GCI Class A common stock for approximately $81,000 to fund a deferred compensation agreement for an employee. In 2002 we acquired a total of 20,000 shares of GCI Class A common stock for approximately $177,000 to fund a deferred compensation agreement for an officer.

       Stock Option Plan
       In December 1986, GCI adopted a Stock Option Plan (the "Option Plan") in order to provide a special incentive to our officers, non-employee directors, and employees by offering them an opportunity to acquire an equity interest in GCI. The Option Plan, as amended, provides for the grant of options for a maximum of 13.2 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in

                                      143                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       corporate structure or capitalization. If an option expires or terminates, the shares subject to the option will be available for further grants of options under the Option Plan. The Compensation Committee of GCI's Board of Directors administers the Option Plan.

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

       Information for the years 2004, 2003 and 2002 with respect to the Option Plan follows:

                                                                                               Weighted
                                                                                               Average
                                                                          Shares            Exercise Price
                                                                    -------------------    ---------------
                 Outstanding at December 31, 2001                       5,100,131               $6.11

               Granted                                                  1,995,700               $6.90
               Exercised                                                 (583,888)              $5.78
               Forfeited                                                 (223,177)              $7.42
                                                                    -------------------
                 Outstanding at December 31, 2002                       6,288,766               $6.34

               Granted                                                    963,200               $6.24
               Exercised                                                 (377,487)              $4.95
               Forfeited                                                  (98,200)              $5.93
                                                                    -------------------
                 Outstanding at December 31, 2003                       6,776,279               $6.41

               Granted                                                    881,500               $8.19
               Exercised                                               (1,116,704)              $5.49
               Forfeited                                                 (104,200)              $7.07
                                                                    -------------------
                 Outstanding at December 31, 2004                       6,436,875               $6.81
                                                                    ===================

                 Available for grant at December 31, 2004               1,745,457
                                                                    ===================

       Our stock options and warrants expire at various dates through December 2013. At December 31, 2004, 2003, and 2002, the weighted-average remaining contractual lives of options outstanding were 6.16, 6.47, and
       6.93 years, respectively.

       At December 31, 2004, 2003, and 2002, the number of exercisable shares under option was 3,473,340, 3,495,361, and 3,187,618, respectively, and the weighted-average exercise price of those options was $6.45, $6.11, and $5.87, respectively.

       The per share weighted-average fair value of stock options granted during 2004 was $4.65 per share for compensatory and $4.48 for non-compensatory options; for 2003 was $4.30 per share for compensatory and $2.99 for non-compensatory options; and for 2002 was $3.05 per share for compensatory and $0.61 for non-compensatory options. The amounts were determined as of the options' grant dates using a Black-Scholes option-pricing model with the following weighted-average assumptions:
       2004 - risk-free interest rate of 3.62%, volatility of 0.52 and an expected life of 5.69 years; 2003 - risk-free interest rate of 3.45%, volatility of 0.53 and an expected life of 5.26 years; and 2002 - risk-free interest rate of 3.08%, volatility of 0.68 and an expected life of 6.18 years.

                                      144                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       Summary information about our stock options outstanding at December 31, 2004 follows:

                                    Options Outstanding                                       Options Exercisable
          -------------------------------------------------------------------------- --------------------------------------
                                                     Weighted
                                                      Average
                                                     Remaining         Weighted
                 Range of              Number       Contractual        Average            Number        Weighted Average
             Exercise Prices        outstanding        Life         Exercise Price     Exercisable       Exercise Price
          -------------------------------------------------------------------------- --------------------------------------
             $3.11-$5.69               671,542         5.01               $4.65           514,342            $4.49
             $5.77-$5.77                 2,000         8.14               $5.77               400            $5.77
             $6.00-$6.00             1,028,030         6.73               $6.00           466,190            $6.00
             $6.05-$6.35                58,000         6.27               $6.14            40,600            $6.13
             $6.50-$6.50             1,817,610         5.46               $6.50         1,323,150            $6.50
             $6.94-$7.00               680,300         3.69               $7.00           531,366            $6.99
             $7.25-$7.25             1,150,000         7.11               $7.25           151,665            $7.25
             $7.40-$8.40               794,893         7.16               $7.98           363,687            $7.70
             $8.50-$10.98              463,500         8.74               $9.15            57,940            $9.48
             $11.25-$11.25              36,000         6.50              $11.25            24,000           $11.25
                                  ----------------                                   -----------------
             $3.11-$11.25            6,701,875         6.16               $6.80         3,473,340            $6.45
                                  ================                                   =================

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

       Employee Stock Purchase Plan
       In December 1986, we adopted an Employee Stock Purchase Plan ("Plan") qualified under Section 401 of the Internal Revenue Code of 1986 ("Code"). The Plan provides for acquisition of GCI's Class A and Class B common stock at market value. The Plan permits each employee who has completed one year of service to elect to participate in the Plan. Through December 31, 2004, eligible employees could elect to reduce their compensation in any even dollar amount up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $13,000. Beginning January 1, 2005, eligible employees can elect to reduce their compensation in any even dollar amount up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $14,000. Eligible employees may contribute up to 10 percent of their compensation with after-tax dollars, or they may elect a combination of salary reductions and after-tax contributions.

       Eligible employees were allowed to make catch-up contributions of no more than $3,000 during the year ended December 31, 2004 and will be able to make such contributions limited to $4,000 during the year ended December 31, 2005. We do not match employee catch-up contributions.

                                      145                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       We may match employee salary reductions and after tax contributions in any amount, elected by our Board of Directors each year, but not more than 10 percent of any one employee's compensation will be matched in any year. Matching contributions vest over the initial six years of employment. For the years ended December 31, 2003 and 2002 the combination of salary reductions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee's compensation or $40,000 (determined after salary reduction) for any year. For the year ended December 31, 2004, the combination of salary reductions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee's compensation or $41,000 (determined after salary reduction).

       Employee contributions may be invested in GCI class A common stock, AT&T common stock, Comcast Corporation common stock, or various mutual funds.

       As of April 1, 2004 employee contributions receive up to 100% matching, as determined by our Board of Directors each year, in GCI common stock. Prior to April 1, 2004 employee contributions invested in GCI common stock received up to 100% matching, as determined by our Board of Directors each year, in GCI common stock and employee contributions invested in other than GCI common stock received up to 50% matching, as determined by our Board of Directors each year, in GCI common stock.

       Our matching contributions allocated to participant accounts totaled approximately $4,858,000, $4,035,000, and $3,665,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The Plan may, at its discretion, purchase shares of GCI common stock from GCI at market value or may purchase GCI's common stock on the open market. In 2004 and 2003 we funded all of our employer-matching contributions through market purchases. In 2002 we funded a portion of our employer-matching contributions through the issuance of new shares of GCI common stock rather than market purchases.

(12)   Industry Segments Data
       Our reportable segments are business units that offer different products. The reportable segments are each managed separately and offer distinct products with different production and delivery processes.

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

                                      146                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

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

       Summarized financial information for our reportable segments for the years ended December 31, 2004, 2003 and 2002 follows (amounts in thousands):

                                                        Reportable Segments
                                     ----------------------------------------------------------
                                        Long-                  Local                Total
                                       Distance     Cable     Access   Internet   Reportable       All
                                       Services   Services   Services  Services    Segments       Other     Total
                                     --------------------------------------------------------------------------------
              2004
              ----
       Revenues:
         Intersegment                $  14,447      2,596      9,436     3,731       30,210         794     31,004
         External                      210,135    101,437     46,957    25,969      384,498      40,328    424,826
                                     --------------------------------------------------------------------------------
            Total revenues             224,582    104,033     56,393    29,700      414,708      41,122    455,830
                                     --------------------------------------------------------------------------------

       Cost of goods sold (exclusive
       of depreciation, amortization
       and accretion shown
       separately below) ("Cost of
       goods sold"):
         Intersegment                   20,441          1      2,624     4,322       27,388         482     27,870
         External                       54,143     26,959     29,088     6,991      117,181      22,382    139,563
                                     --------------------------------------------------------------------------------
            Total cost of good sold     74,584     26,960     31,712    11,313      144,569      22,864    167,433
                                     --------------------------------------------------------------------------------

       Contribution:
         Intersegment                   (5,994)     2,595      6,812      (591)       2,822         312      3,134
         External                      155,992     74,478     17,869    18,978      267,317      17,946    285,263
                                     --------------------------------------------------------------------------------
            Total contribution         149,998     77,073     24,681    18,387      270,139      18,258    288,397

       Selling, general and
        administrative expenses         40,065     28,100     18,316     9,377       95,858      51,502    147,360
       Bad debt expense (recovery)      (2,962)       932        279       154       (1,597)        523     (1,074)
                                     --------------------------------------------------------------------------------

                                      147                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                                                        Reportable Segments
                                     ----------------------------------------------------------
                                        Long-                  Local                Total
                                       Distance     Cable     Access   Internet   Reportable       All
                                       Services   Services   Services  Services    Segments       Other     Total
                                     --------------------------------------------------------------------------------
       Earnings (loss) from
        operations before
        depreciation, amortization,
        net interest expense and
        income taxes                   118,889     45,446       (726)    9,447      173,056     (34,079)   138,977

       Depreciation, amortization
        and accretion expense           25,519     19,038      4,941     3,984       53,482       9,631     63,113
                                     --------------------------------------------------------------------------------

       Operating income (loss)       $  93,370     26,408     (5,667)    5,463      119,574     (43,710)    75,864
                                     ================================================================================

       Total assets                  $ 310,820    328,887     55,120    30,101      724,928     124,263    849,191
                                     ================================================================================

       Capital additions             $  46,892     20,350     19,280     9,085       95,607      16,972    112,579
                                     ================================================================================

              2003
              ----
       Revenues:
         Intersegment                $  13,648      2,504      9,763     2,423       28,338         744     29,082
         External                      204,567     96,004     38,998    19,842      359,411      31,386    390,797
                                     --------------------------------------------------------------------------------
            Total revenues             218,215     98,508     48,761    22,265      387,749      32,130    419,879
                                     --------------------------------------------------------------------------------

       Cost of goods sold:
         Intersegment                   19,242          1      2,121     4,484       25,848         860     26,708
         External                       53,377     25,988     23,761     5,862      108,988      16,395    125,383
                                     --------------------------------------------------------------------------------
            Total cost of good sold     72,619     25,989     25,882    10,346      134,836      17,255    152,091
                                     --------------------------------------------------------------------------------

       Contribution:
         Intersegment                   (5,594)     2,503      7,642    (2,061)       2,490        (116)     2,374
         External                      151,190     70,016     15,237    13,980      250,423      14,991    265,414
                                     --------------------------------------------------------------------------------
            Total contribution         145,596     72,519     22,879    11,919      252,913      14,875    267,788

       Selling, general and
        administrative expenses         37,692     27,101     17,718     8,589       91,100      47,593    138,693
       Bad debt expense (recovery)      (1,104)       651        119        60         (274)         96       (178)
       Impairment charge                 5,434        ---        ---       ---        5,434         ---      5,434
                                     --------------------------------------------------------------------------------

       Earnings (loss) from
        operations before
        depreciation, amortization,
        net interest expense and
        income taxes                   109,168     42,264     (2,600)    5,331      154,163     (32,698)   121,465

       Depreciation, amortization
        and accretion expense           20,209     17,296      3,553     3,708       44,766       8,622     53,388
                                     --------------------------------------------------------------------------------

       Operating income (loss)       $  88,959     24,968     (6,153)    1,623      109,397     (41,320)    68,077
                                     ================================================================================

       Total assets                  $ 274,519    326,435     40,763    26,262      667,979      95,041    763,020
                                     ================================================================================

       Capital additions             $  30,331     15,223      3,608     2,993       52,155      10,324     62,479
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

                                      148                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

                                                        Reportable Segments
                                     ----------------------------------------------------------
                                        Long-                  Local                Total
                                       Distance     Cable     Access   Internet   Reportable       All
                                       Services   Services   Services  Services    Segments       Other     Total
                                     --------------------------------------------------------------------------------

       Cost of goods sold:
         Intersegment                   16,942        ---      2,100    14,988       34,030         752     34,782
         External                       60,053     23,649     20,205     4,792      108,699      14,865    123,564
                                     --------------------------------------------------------------------------------
            Total cost of good sold     76,995     23,649     22,305    19,780      142,729      15,617    158,346
                                     --------------------------------------------------------------------------------

       Contribution:
         Intersegment                    4,355      2,094      7,623   (12,962)       1,110          (8)     1,102
         External                      144,877     65,039     11,866    10,792      232,574      11,704    244,278
                                     --------------------------------------------------------------------------------
            Total contribution         149,232     67,133     19,489    (2,170)     233,684      11,696    245,380

       Selling, general and
        administrative expenses         36,378     25,264     16,600     8,855       87,097      41,932    129,029
       Bad debt expense                 12,388        428        162        54       13,032          92     13,124
                                     --------------------------------------------------------------------------------

       Earnings (loss) from
        operations before
        depreciation and
        amortization, net interest
        expense and income taxes        96,111     39,347     (4,896)    1,883      132,445     (30,320)   102,125

       Depreciation and
        amortization expense            22,167     15,882      3,466     3,524       45,039      11,361     56,400
                                     --------------------------------------------------------------------------------

       Operating income (loss)       $  73,945     23,465     (8,362)   (1,641)      87,407     (41,682)    45,725
                                     ================================================================================

       Total assets                  $ 261,978    322,899     35,276    28,102      648,255      90,527    738,782
                                     ================================================================================

       Capital additions             $  22,832     17,395     10,388     4,215       54,830      10,310     65,140
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

       A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

         Years ended December 31,                                                 2004            2003           2002
                                                                            --------------- --------------- --------------
         Reportable segment revenues                                       $    414,708         387,749        376,413
         Plus All Other revenues                                                 41,122          32,130         27,313
         Less intersegment revenues eliminated in consolidation                  31,004          29,082         35,884
                                                                            --------------- --------------- --------------
              Consolidated revenues                                        $    424,826         390,797        367,842
                                                                            =============== =============== ==============

                                      149                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       A reconciliation of reportable segment earnings from operations before depreciation, amortization and accretion expense, net other expense and income taxes to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

         Years ended December 31,                                                 2004            2003           2002
                                                                            -------------- ---------------- --------------
         Reportable segment earnings from operations before
           depreciation, amortization and accretion expense, net other
           expense and income taxes                                        $    173,056         154,163        132,445
         Less All Other loss from operations before depreciation,
           amortization and accretion expense, net other expense and
           income taxes                                                          34,079          32,698         30,320
                                                                            -------------- ---------------- --------------
              Consolidated earnings from operations before
                depreciation, amortization and accretion expense, net
                other expense and income taxes                                  138,977         121,465        102,125
         Less depreciation, amortization and accretion expense                   63,113          53,388         56,400
                                                                            -------------- ---------------- --------------
              Consolidated operating income                                      75,864          68,077         45,725
         Less other expense, net                                                 37,149          41,917         33,403
                                                                            -------------- ---------------- --------------
              Consolidated net income before income taxes and cumulative
                effect of a change in accounting principle                 $     38,715          26,160         12,322
                                                                            ============== ================ ==============

       A reconciliation of reportable segment operating income to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

         Years ended December 31,                                                 2004            2003           2002
                                                                            --------------- --------------- --------------
         Reportable segment operating income                               $    119,574         109,397         84,483
         Less All Other operating loss                                           43,710          41,320         38,758
                                                                            --------------- --------------- --------------
              Consolidated operating income                                      75,864          68,077         45,725
         Less other expense, net                                                 37,149          41,917         33,403
                                                                            --------------- --------------- --------------
              Consolidated net income before income taxes and cumulative
                effect of a change in accounting principle                 $     38,715          26,160         12,322
                                                                            =============== =============== ==============

       We earn revenues included in the long-distance services segment from MCI, a major customer. We earned revenues from MCI, net of discounts, of approximately $81,741,000, $81,996,000 and $84,641,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Revenues earned from MCI include approximately $11,004,000 for the year ended December 31, 2002 earned from a certain MCI customer who considered itself to be a third party obligor that was ultimately liable for services provided by us to the third party under a contract that had been assigned to MCI. Beginning January 1, 2003 we have billed this customer directly for services provided. Revenues earned from MCI net of amounts earned from the third party obligor were approximately $73,637,000 for the year ended December 31, 2002. As a percentage of total revenues, MCI revenues, net of amounts earned from the third party obligor, totaled 19.2%, 21.0% and 20.0% for the years ended December 31, 2004, 2003 and 2002, respectively.

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

                                      150                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       receivable balance owed by MCI to us after this settlement was $11.1 million ("MCI credit") which we have used and will continue to use as a credit against amounts payable for services purchased from MCI.

       After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. We have accounted for our use of the MCI credit as a gain contingency, and, accordingly, are recognizing a reduction of bad debt expense as services are provided by MCI and the credit is realized. During the years ended December 31, 2004 and 2003 we realized approximately $4.2 million and $2.8 million, respectively, of the MCI credit against amounts payable for services received from MCI. During the year ended December 31, 2002 we recorded bad debt expense of approximately $11.0 million associated with MCI's bankruptcy.

       The remaining unused MCI credit totaled $3.7 million and $7.9 million at December 31, 2004 and 2003, respectively. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is realized.

(13)   Financial Instruments

       Fair Value of Financial Instruments
       The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2004 and 2003 the fair values of cash and cash equivalents, net receivables, current portion of notes receivable from related parties, current maturities of capital lease obligations and long-term debt, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. We expect our Series B preferred stock to be fully redeemed by December 31, 2005 therefore the fair value approximates the carrying value at December 31, 2004. The carrying amounts and estimated fair values of our financial instruments at December 31, 2004 and 2003 follows (amounts in thousands):

                                                                              2004                          2003
                                                                ------------------------------ -----------------------------
                                                                     Carrying       Fair          Carrying        Fair
                                                                      Amount        Value          Amount         Value
                                                                ------------------------------ -----------------------------
          Notes receivable with related parties                $        3,345        3,345           3,443         3,443
          Long-term debt and capital lease obligations         $      470,391      474,422         384,636       401,987
          Cash flow hedge liability                            $          ---          ---             515           515
          Other liabilities                                    $        8,108        8,108           5,931         5,931

       The following methods and assumptions were used to estimate fair values:

           Notes receivable from related parties: Substantially all of the carrying value of the long-term portion of notes receivable from related parties is estimated to approximate fair value because these instruments are subject to variable interest rates.

           Long-term debt and capital lease obligations: The fair value of our Senior Notes is estimated based on the quoted market price for the same issue. The fair value of our Senior Credit Facility and obligations under capital leases is estimated to approximate the carrying value because these instruments are subject to variable interest rates.

           Other Liabilities: Deferred compensation liabilities have no defined maturity dates therefore the fair value is the amount payable on demand as of the balance sheet date. Asset retirement obligations

                                      151                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

           are recorded at their fair value and, over time, the liability is accreted to its present value each period.

       Derivative Instruments and Hedging Activities
       Effective January 3, 2001, we entered into an interest rate swap agreement to convert $50 million of 9.75% fixed rate debt to a variable interest rate equal to the 90 day LIBOR rate plus 334 basis points. This interest rate swap was cancelled by the counterparty on August 1, 2002. The differential paid to us was recorded as a decrease in Interest Expense in the Consolidated Statements of Operations in the period in which it was recognized. During the year ended December 31, 2002 we recognized approximately $1.2 million as a reduction of interest expense.

       Effective September 21, 2001, we entered into an interest rate swap agreement to convert $25.0 million of variable interest rate debt equal to the 90 day LIBOR rate plus 334 basis points to 3.98% fixed rate debt plus applicable margins. Terms of the interest rate swap mirror the underlying variable rate debt, except the interest rate swap terminated on September 21, 2004. We entered into the transaction to help insulate us from future increases in interest rates. Under SFAS No. 133, the interest rate swap was accounted for as a cash flow hedge. The change in the fair value of the interest rate swap net of income taxes was recorded as an increase or decrease in Accumulated Other Comprehensive Loss in the Consolidated Statements of Stockholders' Equity. The associated cost was recognized in Interest Expense in the Consolidated Statements of Operations. During the years ended December 31, 2004, 2003 and 2002 we recognized approximately $526,000, $681,000 and $555,000, respectively, in incremental interest expense resulting from this transaction.

(14)   Related Party Transactions

       MCI
       MCI was a related party through December 7, 2004 and during the years ended December 31, 2003 and 2002. In December 2004 we repurchased from MCI 3,751,509 shares of our Class A common stock after which MCI no longer qualifies as a related party. We earned revenues from MCI, net of discounts, of approximately $81,741,000, $81,996,000 and $84,641,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Revenues earned from MCI include approximately $11,004,000 for the year ended December 31, 2002 earned from a certain MCI customer who considered itself to be a third party obligor that was ultimately liable for services provided by GCI to the third party under a contract that had been assigned to MCI. Beginning January 1, 2003 we have billed this customer directly for services provided. Revenues earned from MCI net of amounts earned from the third party obligor were approximately $73,637,000 for the year ended December 31, 2002. As a percentage of total revenues, MCI revenues, net of amounts earned from the third party obligor, totaled 19.2%, 21.0% and 20.0% for the years ended December 31, 2004, 2003 and 2002, respectively.

       Amounts receivable, net of accounts payable, from MCI totaled $25,585,000 at December 31, 2003. We paid MCI to distribute our traffic in the contiguous 48 states and Hawaii approximately $4,174,000, $4,570,000 and $4,911,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

       Other
       We entered into a long-term capital lease agreement in 1991 with the wife of our President and CEO for property occupied by us. The leased asset was capitalized in 1991 at the owner's cost of $900,000 and the related obligation was recorded in the accompanying financial statements. The lease agreement was amended in September 2002. The amended lease terminates on September 30, 2011. Through September 30, 2003 our monthly payment was $20,000, increasing to $20,860 per month October 1, 2003 through September 30, 2006 and increasing to $21,532 per month October 1, 2006 through September 30, 2011. Since the property was not sold prior to the tenth year of the lease, the owner was required to pay us the greater of one-half of the appreciated value of the property over $900,000,

                                      152                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       or $500,000. Accordingly, we received a $500,000 payment in 2002. The owner paid us $135,000 in 2002 as additional consideration for the execution of the September 2002 amendment.

       In January 2001 we entered into an aircraft operating lease agreement with a company owned by our President and CEO. The lease was amended effective January 1, 2002. The lease is month-to-month and may be terminated at any time upon one hundred and twenty days written notice. The monthly lease rate is $50,000. Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share, all of which are exercisable. We paid a deposit of $1.5 million in connection with the lease. The deposit will be repaid to us upon the earlier of six months after the agreement terminates, or nine months after the date of a termination notice. The lessor may sell to us the stock arising from the exercise of the stock option or surrender the right to purchase all or a portion of the stock option to repay the deposit, if allowed by our debt and preferred stock instrument in effect at such time.

(15)   Commitments and Contingencies

       Leases
       Operating Leases as Lessee. We lease business offices, have entered into site lease agreements and use satellite transponder capacity and certain equipment pursuant to operating lease arrangements. Rental costs, including immaterial amounts of contingent rent expense, under such arrangements amounted to approximately $18,146,000, $15,899,000 and $13,795,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

       Satellite Transponder Capacity Capital Lease
       We lease satellite transponder capacity through a capital lease arrangement with a leasing company. The capital lease was entered into in March 2000. The effective term of the lease is nine years from the closing date, the lease matures through March 2009 and a final payment of $16.1 million is due March 31, 2009. The interest rate is Libor plus 3.25%. The lease is subordinate to our new Senior Notes and new Senior Credit Facility. The capital lease includes certain covenants requiring maintenance of specific levels of operating cash flow to indebtedness and limitations on additional indebtedness. We were in compliance with all covenants during the year ending December 31, 2004.

       We began operating the satellite transponders on April 1, 2000. The satellite transponders are recorded at a cost of $48.0 million and are being depreciated over twelve years. We have financed $38.7 million and $43.5 million under this capital lease at December 31, 2004 and 2003, respectively.

       We entered into a long-term capital lease agreement in 1991 with the wife of our President and CEO for property occupied by us as further described in note 14.

                                      153                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       A summary of future minimum lease payments for all leases follows (amounts in thousands):

           Years ending December 31:                                           Operating      Capital
                                                                              ------------ -------------
             2005                                                            $   14,564         9,461
             2006                                                                11,676         9,232
             2007                                                                 9,404         8,617
             2008                                                                 8,362         7,706
             2009                                                                 6,708        18,092
             2010 and thereafter                                                 22,057           452
                                                                              ------------ -------------
               Total minimum lease payments                                  $   72,771        53,560
                                                                              ============
               Less amount representing interest                                              (13,899)
               Less current maturities of obligations under capital
                 leases                                                                        (6,239)
                                                                                           -------------
               Subtotal - long-term obligations under capital leases                           33,422
               Less long-term obligations under capital leases due to
                 related party, excluding current maturities                                     (672)
                                                                                           -------------
                   Long-term obligations under capital leases, excluding
                      related party, excluding current maturities                         $    32,750
                                                                                           =============

       The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. Several of our leases include renewal options, escalation clauses and immaterial amounts of contingent rent expense. We have no leases that include rent holidays. We expect that in the normal course of business leases that expire will be renewed or replaced by leases on other properties.

       Telecommunication Services Agreements
       We lease a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provide management and maintenance services for this capacity to a customer. In December 2001 we signed a letter of agreement with our customer in which we agreed, amongst other things, to upgrade the 800-mile fiber optic system, install multiple earth stations, and potentially provide other services. We completed the projects outlined in the letter of agreement and our work was accepted by the customer in 2004. The contract was amended in 2004 consistent with the terms of the letter of agreement. The telecommunications service agreement is for fifteen years and may be extended for up to two successive three-year periods and, upon expiration of the extensions, one additional year. The agreement may be canceled by either party with 180 days written notice.

       We lease a portion of our AULP East fiber optic system capacity to a customer. The lease agreement is for five years and may be extended on a month-to-month basis following the expiration of the initial term in June 2009.

                                      154                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       A summary of minimum future service revenues, assuming the agreement for a portion of our 800-mile fiber optic system capacity is not terminated pursuant to contract provisions, follows (amounts in thousands):

          Years ending December 31,
            2005                                        $   18,360
            2006                                            18,360
            2007                                            18,360
            2008                                            18,360
            2009                                            15,780
            2010 and thereafter                             85,276
                                                         -----------
              Total minimum future service revenues     $  174,496
                                                         ===========

       Letters of Credit
       We have letters of credit totaling $4,750,000 as follows:

           o $3.0 million of the new Senior Credit Facility has been used to provide a letter of credit to secure payment of certain access charges associated with our provision of telecommunications services within the State of Alaska,
           o $1.5 million of the new Senior Credit Facility has been used to provide a letter of credit in lieu of a deposit for the self-insured portion of our workers compensation insurance,
           o $150,000 of the new Senior Credit Facility has been used to provide a letter of credit to secure general liability insurance, and
           o $100,000 of the new Senior Credit Facility has been used to provide a letter of credit to secure right of way access.

       Digital Local Phone Service ("DLPS") Equipment Purchase Commitment
       To ensure the necessary equipment is available to us to provision DLPS service delivery, we have entered into an agreement to purchase a certain number of outdoor, network powered multi-media adapters. During the year ended December 31, 2004 we purchased adapters totaling $6.0 million pursuant to our commitment. The agreement has a remaining outstanding commitment at December 31, 2004 of $13.5 million of which approximately $5.5 million and $8.0 million will be paid during the years ended December 31, 2005 and 2006, respectively.

       Alaska Airline Miles Agreement
       In August 2003 we entered into an agreement with Alaska Airlines, Inc. ("Alaska Airlines") to offer our residential and business customers who make qualifying purchases from us the opportunity to accrue mileage awards in the Alaska Airlines Mileage Plan. The agreement was amended in October 2004. The agreement as amended requires the purchase of Alaska Airlines miles during the year ended December 31, 2004 and in future years. The agreement has a remaining commitment at December 31, 2004 totaling approximately $13.9 million.

       Deferred Compensation Plan
       During 1995, we adopted a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. We may contribute matching deferrals at a rate selected by us. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of us with respect to deferred compensation plan benefits. Compensation deferred

                                      155                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       pursuant to the plan totaled approximately $37,000, $0 and $82,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

       Performance Based Incentive Compensation Plan
       During 2003 we adopted a non-qualified, performance based incentive compensation plan. The incentive compensation plan provides additional compensation to certain officers and key employees based upon the Company's achievement of specified financial performance goals. The Compensation Committee of the Board of Directors establishes goals on which executive officers are compensated, and management establishes the goals for other covered employees. Awards may be payable in cash or GCI's Class A common stock. Under this plan we recognized expenses of $673,000 and $672,000 during the years ended December 31, 2004 and 2003, respectively.

       Guaranteed Service Levels
       Certain customers have guaranteed levels of service with varying terms. In the event we are unable to provide the minimum service levels we may incur penalties or issue credits to customers.

       Self-Insurance
       We are self-insured for losses and liabilities related primarily to health and welfare claims up to $150,000 per incident and $1.0 million per lifetime per beneficiary above which third party insurance applies. A reserve of $2.0 million and $1.7 million was recorded at December 31, 2004 and 2003, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. Beginning January 1, 2003, we were self-insured for losses and liabilities related to workers' compensation claims up to $500,000 and $250,000 during the years ended December 31, 2004 and 2003, respectively, above which third party insurance applies. A reserve of $122,000 and $141,000 was recorded at December 31, 2004 and 2003, respectively, to cover estimated reported losses and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserves. While we use what we believe is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

       We are self-insured for damage or loss to certain of our transmission facilities, including our buried, under sea, and above-ground transmission lines. If we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.

       Anchorage Unbundled Network Elements ("UNEs") Arbitration
       On June 25, 2004 the Regulatory Commission of Alaska ("RCA") issued an order in our arbitration with Alaska Communications Systems Group, Inc. ("ACS") to revise the rates, terms, and conditions that govern access to UNEs in the Anchorage market. The RCA's ruling set rates for numerous elements of ACS' network, the most significant being the lease rate for local loops. The order initially increased the loop rate from $14.92 to $19.15 per loop per month. We immediately filed a petition for reconsideration with the RCA to correct computational errors and raise other issues. On August 20, 2004, the RCA ruled on the petition and retroactively lowered the loop rate to $18.64 per month. We estimate the ruling will increase our local access services segment Cost of Goods Sold by as much as approximately $4.0 million during the year ended December 31, 2005. In January 2005 GCI appealed the RCA ruling to the Federal Circuit Court arguing that the pricing and methodology used by ACS and approved by the RCA was flawed and in violation of federal law. We cannot predict at this time the outcome of the lawsuit.

                                      156                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       Rural Exemption
       ACS, through subsidiary companies, provides local services in Fairbanks and Juneau, Alaska. These ACS subsidiaries were classified as Rural Telephone Companies under the 1996 Telecom Act, which entitled them to an exemption of certain material interconnection terms of the 1996 Telecom Act, until and unless such "rural exemption" were examined and discontinued by the RCA. An April 2004 proceeding to decide the matter of rural exemption was canceled upon our and ACS' joint settlement. The settlement agreement includes the following terms, among others:

           o ACS relinquishes all claims to exemptions from full local telephone competition in Fairbanks and Juneau,
           o New rates for unbundled loops in Fairbanks and Juneau began on January 1, 2005. We estimate the agreed upon rates will increase our local services segment cost of sales and service approximately $600,000 to $700,000 during the year ended December 31, 2005,
           o Extension of existing interconnection agreements between ACS and us for Fairbanks and Juneau until January 1, 2008, and
           o Resolution of UNE leasing issues for the Fairbanks and Juneau markets.

       Cable Service Rate Reregulation
       Federal law permits regulation of basic cable programming services rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system's subscribers request such regulation by filing a petition with the RCA. At December 31, 2004, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. (The Juneau system serves 7.3% of our total basic service subscribers at December 31, 2004.) A cable rate increase in the Juneau system effective February 1, 2003, did not affect basic programming service and therefore did not require RCA approval.

       Litigation and Disputes
       We are routinely involved in various lawsuits, billing disputes, legal proceedings and regulatory matters that have arisen in the normal course of business.

(16)   Subsequent Events

       Acquisition of Barrow Cable TV, Inc. Assets
       On February 1, 2005 we acquired all of the assets of Barrow Cable TV, Inc. ("BCTV") for approximately $1.6 million. We expect the BCTV asset purchase to result in additional subscribers totaling approximately 950 and additional homes passed totaling approximately 1,600.

                                      157                            (Continued)

                           GENERAL COMMUNICATION, INC.
                   Notes to Consolidated Financial Statements

       Intrastate Access Refund
       On May 15, 2003, AT&T filed a petition with the FCC requesting a declaratory ruling that intrastate access charges do not apply to certain of its calling card offerings. When AT&T Alascom, a subsidiary of AT&T, characterized calling card calls that originate and terminate in Alaska as interstate, they shifted certain intrastate access charges payable to Alaska LECs to us. In a proceeding before the RCA, the RCA had already declared this AT&T Alascom practice to be improper. After AT&T petitioned the FCC, the RCA stayed AT&T Alascom's obligations to make back payments for the period prior to April, 2004, but ordered AT&T Alascom to pay on an ongoing basis from April 1, 2004. On February 23, 2005, the FCC also ruled against AT&T, consistent with the RCA's prior findings. With this ruling, we can now seek to collect refunds for the intrastate access charge amounts that AT&T Alascom unlawfully shifted to us prior to April 1, 2004. We have not completed our calculations of the amounts due to us and cannot predict at this time the ultimate amount to be refunded pursuant to this gain contingency, however it could be material to our results of operations, financial position and cash flows.

       Amended Related Party Lease
       On February 25, 2005 we amended the aircraft operating lease agreement with a company owned by our President and CEO. The lease was amended to accommodate the lessor's purchase of a replacement aircraft. The amendment increases the monthly lease rate from $50,000 to $75,000 upon the earlier of the sale of the aircraft covered by the original lease agreement or May 25, 2005. Prior to the sale of the aircraft covered by the original lease agreement or May 25, 2005 we pay a monthly lease rate of $125,000. Other terms of the lease were not changed.

Item 15(b).  Exhibits

       Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

         Exhibit No.                                                 Description
      --------------------------------------------------------------------------------------------------------------------------
          3.1              Restated Articles of Incorporation of the Company dated December 18, 2000 (30)
          3.2              Amended and Restated Bylaws of the Company dated January 28, 2000 (28)
          10.3             Westin Building Lease (5)
          10.4             Duncan and Hughes Deferred Bonus Agreements (6)
          10.5             Compensation Agreement between General Communication, Inc. and William C. Behnke dated January 1,
                              1997 (19)
          10.6             Order approving Application for a Certificate of Public Convenience and Necessity to operate as a
                              Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska (3)
          10.7             1986 Stock Option Plan, as amended (21)
          10.13            MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication, Inc.
                              dated January 1, 1993 (8)
          10.14            Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and
                              General Communication, Inc. dated January 1, 1993 (8)
          10.15            Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated August
                              13, 1993 (9)
          10.16            Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated
                              August 13, 1993 (9)
          10.17            Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993
                              (9)
          10.19            Summary Plan Description pertaining to Qualified Employee Stock Purchase Plan of General
                              Communication, Inc., as amended and restated January 1, 2003 (37)
          10.20            The GCI Special Non-Qualified Deferred Compensation Plan (11)
          10.21            Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI
                              Communication Corp. (11)
          10.25            Licenses: (5)
          10.25.1             214 Authorization
          10.25.2             International Resale Authorization
          10.25.3             Digital Electronic Message Service Authorization
          10.25.4             Fairbanks Earth Station License
          10.25.5             Fairbanks (Esro) Construction Permit for P-T-P Microwave Service
          10.25.6             Fairbanks (Polaris) Construction Permit for P-T-P Microwave Service
          10.25.7             Anchorage Earth Station Construction Permit
          10.25.8             License for Eagle River P-T-P Microwave Service
          10.25.9             License for Juneau Earth Station
          10.25.10            Issaquah Earth Station Construction Permit
          10.26            ATU Interconnection Agreement between GCI Communication Corp. and Municipality of Anchorage,
                              executed January 15, 1997 (18)
          10.29            Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (12)
          10.30            Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and Alaska
                              Cablevision, Inc. (12)
          10.31            Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and McCaw/Rock
                              Homer Cable System, J.V. (12)
          10.32            Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and McCaw/Rock
                              Seward Cable System, J.V. (12)
          10.33            Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among General
                              Communication, Inc., and the Prime Sellers Agent (13)
          10.34            First Amendment to Asset Purchase Agreement, dated October 30, 1996, among

                                      159                            (Continued)

         Exhibit No.                                                 Description
      --------------------------------------------------------------------------------------------------------------------------
                              General Communication, Inc., ACNFI, ACNJI and ACNKSI (13)
          10.36            Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order U-96-89(8)
                              dated January 14, 1997 (18)
          10.37            Amendment to the MCI Carrier Agreement executed April 20, 1994 (18)
          10.38            Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (16)
          10.39            MCI Carrier Addendum--MCI 800 DAL Service effective February 1, 1994 (16)
          10.40            Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (16)
          10.41            Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (16)
          10.42            Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (18)
          10.43            Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (16)
          10.44            Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (20)
          10.45            First Amendment to Contract for Alaska Access Services between General Communication, Inc. and
                              MCI Telecommunications Corporation dated April 1, 1996 (20)
          10.46            Service Mark License Agreement between MCI Communications Corporation and General
                              Communication, Inc. dated April 13, 1994 (19)
          10.47            Radio Station Authorization (Personal Communications Service License), Issue Date June 23,
                              1995 (19)
          10.50            Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc. and
                              GCI Network Systems dated April 1, 1992 (20)
          10.51            Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August 1,
                              1996 (20)
          10.52            Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc.
                              (3)
          10.54            Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings dated
                              September 23, 1996 (19)
          10.55            Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (19)
          10.58            Employment and Deferred Compensation Agreement between General Communication, Inc. and John
                              M. Lowber dated July 1992 (19)
          10.59            Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated
                              August 15, 1994 (19)
          10.60            Transponder Lease Agreement between General Communication Incorporated and Hughes Communications
                              Satellite Services, Inc., executed August 8, 1989 (9)
          10.61            Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and
                              Hughes Communications Galaxy, Inc. dated August 24, 1995 (19)
          10.62            Order Approving Application, Subject to Conditions; Requiring Filing; and Approving Proposed
                              Tariff on an Inception Basis, dated February 4, 1997 (19)
          10.66            Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp.
                              dated as of July 11, 1997. (23)
          10.67            Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System Partnership
                              Contract Variation No. 1 dated as of December 1, 1997. (23)
          10.71            Third Amendment to Contract for Alaska Access Services between General Communication, Inc.
                              and MCI Telecommunications Corporation dated February 27, 1998 (25)
          10.77            General Communication, Inc. Preferred Stock Purchase Agreement (26)
          10.78            Qualified Employee Stock Purchase Plan of General Communication, Inc., as amended and restated January
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

                                      160                            (Continued)

         Exhibit No.                                                 Description
      --------------------------------------------------------------------------------------------------------------------------
          10.89            Fifth Amendment to Contract for Alaska Access Services between General Communication, Inc.
                              and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network
                              Services, Inc., formerly known as MCI Telecommunications Corporation dated August 7, 2000
                              # (31)
          10.90            Sixth Amendment to Contract for Alaska Access Services between General Communication, Inc.
                              and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network
                              Services, Inc., formerly known as MCI Telecommunications Corporation dated February 14,
                              2001 # (31)
          10.91            Seventh Amendment to Contract for Alaska Access Services between General Communication,
                              Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network
                              Services, Inc., formerly known as MCI Telecommunications Corporation dated March 8, 2001
                              # (31)
          10.99            Statement of Stock Designation (Series C) (34)
          10.100           Contract for Alaska Access Services between Sprint Communications Company L.P. and General
                              Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated March
                              12, 2002 # (35)
          10.101           Credit, Guaranty, Security and Pledge Agreement between GCI Holdings, Inc. and Credit
                              Lyonnais New York Branch as Administrative Agent, Issuing Bank, Co-Bookrunner and
                              Co-Arranger, General Electric Capital Corporation as Documentation Agent, Co-Arranger and
                              Co-Bookrunner and CIT Lending Services Corporation as Syndication Agent, dated as of
                              November 1, 2002. (36)
          10.102           First Amendment to Lease Agreement dated as of September 2002 between RDB Company and GCI
                              Communication Corp. as successor in interest to General Communication, Inc. (37)
          10.103           Agreement and plan of merger of GCI American Cablesystems, Inc. a Delaware corporation and
                              GCI Cablesystems of Alaska, Inc. an Alaska corporation each with and into GCI Cable, Inc.
                              an Alaska corporation, adopted as of December 10, 2002  (37)
          10.104           Articles of merger between GCI Cablesystems of Alaska, Inc. and GCI Cable, Inc., adopted as of December 10, 2002  (37)
          10.105           Aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560
                              Company, Inc., an Alaska corporation, dated as of January 22, 2001 (37)
          10.106           First amendment to aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 8, 2002
                              (37)
          10.107           Amendment No. 1 to Credit, Guaranty, Security and Pledge Agreement between GCI Holdings,
                              Inc. and Credit Lyonnais New York Branch as Administrative Agent, Issuing Bank,
                              Co-Bookrunner and Co-Arranger, General Electric Capital Corporation as Documentation
                              Agent, Co-Arranger and Co-Bookrunner and CIT Lending Services Corporation as Syndication
                              Agent, dated as of November 1, 2002 (38)
          10.108           Bonus Agreement between General Communication, Inc. and Wilson Hughes (39)
          10.109           Eighth Amendment to Contract for Alaska Access Services between General Communication, Inc.
                              and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network
                              Services, Inc. # (39)
          10.110           Settlement and Release Agreement between General Communication, Inc. and WorldCom, Inc. (39)
          10.111           Credit, Guaranty, Security and Pledge Agreement between GCI Holdings, Inc. and Credit
                              Lyonnais New York Branch as Administrative Agent,
                              Issuing Bank, Co-Bookrunner and Co-Arranger,
                              General Electric Capital Corporation as
                              Documentation Agent, Co-Arranger and Co-Bookrunner
                              and CIT Lending Services Corporation as
                              Syndication Agent, dated as of October 30, 2003
                              (40)
          10.112           Waiver letter agreement dated as of February 13, 2004 for Credit, Guaranty,

                                      161                            (Continued)

         Exhibit No.                                                 Description
      --------------------------------------------------------------------------------------------------------------------------
                              Security and Pledge Agreement  (41)
          10.113           Indenture dated as of February 17, 2004 between GCI, Inc. and The Bank of New York, as trustee  (41)
          10.114           Registration Rights Agreement dated as of February 17, 2004, among GCI, Inc.,  and Deutsche
                              Bank Securities Inc., Jefferies & Company, Inc., Credit Lyonnais Securities (USA), Inc.,
                              Blaylock & Partners, L.P., Ferris, Baker Watts, Incorporated, and TD Securities (USA),
                              Inc., as Initial Purchasers  (41)
          10.115           Amended and Restated 1986 Stock Option Plan of General Communication, Inc. as of June 7,
                              2002 (filed as an exhibit to the Company's Proxy Statement dated April 30, 2004) (44)
          10.116           Audit Committee Charter (filed as Appendix I to the Company's Proxy Statement dated April
                              30, 2004) (42)
          10.117           Nominating and Corporate Governance Committee Charter (42)
          10.119           Amendment No. 1 dated February 2, 2004 to the Credit, Guaranty, Security and Pledge
                              Agreement between GCI Holdings, Inc. and Credit Lyonnais New York Branch as
                              administrative agent for the Lenders, issuing bank, co-bookrunner and co-arranger (the
                              "Administrative Agent"), General Electric Capital Corporation as documentation agent, co-arranger and co-bookrunner and CIT Lending Services Corporation as Syndication Agent
                              (43)
          10.120           Amendment No. 2 dated May 21, 2004 to the Credit, Guaranty, Security and Pledge Agreement
                              between GCI Holdings, Inc. and Calyon New York Branch (successor-in-interest to Credit
                              Lyonnais New York Branch) as administrative agent for the Lenders, issuing bank, co-bookrunner and co-arranger (the "Administrative Agent"), General Electric Capital
                              Corporation as documentation agent, co-arranger and co-bookrunner and CIT Lending Services
                              Corporation as Syndication Agent (43)
          10.121           First amendment to contract for Alaska Access Services between Sprint Communications Company
                              L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication
                              Corp. dated July 24, 2002 # (43)
          10.122           Second amendment to contract for Alaska Access Services between Sprint Communications
                              Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI
                              Communication Corp. dated December 31, 2003 (43)
          10.123           Third amendment to contract for Alaska Access Services between Sprint Communications
                              Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI
                              Communication Corp. dated February 19, 2004 # (43)
          10.124           Fourth amendment to contract for Alaska Access Services between Sprint Communications
                              Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI
                              Communication Corp. dated June 30, 2004 # (43)
          10.125           Amendment No. 3 dated November 17, 2004 to the Credit, Guaranty, Security and Pledge
                              Agreement between GCI Holdings, Inc. and Calyon New York Branch (successor-in-interest to
                              Credit Lyonnais New York Branch) as administrative agent for the Lenders, issuing bank, co-bookrunner and co-arranger (the "Administrative Agent"), General Electric Capital
                              Corporation as documentation agent, co-arranger and co-bookrunner and CIT Lending Services
                              Corporation as Syndication Agent *
          14               Code Of Business Conduct and Ethics (originally reported as exhibit 10.118) (42)
          21.1             Subsidiaries of the Registrant  *
          23.1             Consent of KPMG LLP (Independent Public Accountant for Company)  *
          31               Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002 *
          32               Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002 *
          99               Additional Exhibits:
          99.1                The Articles of Incorporation of GCI Communication Corp. (2)

                                      162                            (Continued)

         Exhibit No.                                                 Description
      --------------------------------------------------------------------------------------------------------------------------
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

                                      163                            (Continued)

          Exhibit
         Reference                                   Description
      ------------------------------------------------------------------------------------------------------------------
            12           Incorporated by reference to The Company's Form S-4 Registration Statement dated October
                            4, 1996.
            13           Incorporated by reference to The Company's Current Report on Form 8-K dated November 13,
                            1996.
            14           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1996.
            16           Incorporated by reference to The Company's Current Report on Form 8-K dated March 14,
                            1996, filed March 28, 1996.
            18           Incorporated by reference to The Company's Form S-3 Registration Statement (File No.
                            333-28001) dated May 29, 1997.
            19           Incorporated by reference to The Company's Amendment No. 1 to Form S-3/A Registration
                            Statement (File No. 333-28001) dated July 8, 1997.
            20           Incorporated by reference to The Company's Amendment No. 2 to Form S-3/A Registration
                            Statement (File No. 333-28001) dated July 21, 1997.
            21           Incorporated by reference to The Company's Amendment No. 3 to Form S-3/A Registration
                            Statement (File No. 333-28001) dated July 22, 1997.
            23           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997.
            24           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
            25           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1998.
            26           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
            27           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
            28           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1999.
            29           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
            30           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 2000.
            31           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001.
            32           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
            33           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001.
            34           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 2001.
            35           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.
            36           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002.
            37           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 2002.
            38           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

                                      164                            (Continued)

          Exhibit
         Reference                                   Description
      ------------------------------------------------------------------------------------------------------------------
            39           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
            40           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003.
            41           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 2003.
            42           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004.
            43           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
            44           Incorporated by reference to The Company's Annual Definitive Proxy Statement on Form 14A
                            filed on April 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GENERAL COMMUNICATION, INC.

                                          By: /s/
                                              Ronald A. Duncan, President
                                              (Chief Executive Officer)
Date: March 7, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                                        Title                                 Date
-------------------------------------       ------------------------------------------       -------------------

/s/                                         Chairman of Board and Director                   March 8, 2005
Donne F. Fisher


/s/                                         President and Director                           March 7, 2005
Ronald A. Duncan                            (Principal Executive Officer)


/s/                                         Director                                         March 11, 2005
Stephen M. Brett


                                            Director
Jerry A. Edgerton


                                            Director
William P. Glasgow


/s/                                         Director                                         March 8, 2005
Stephen R. Mooney


/s/                                         Director                                         March 10, 2005
Stephen A. Reinstadtler


/s/                                         Director                                         March 9, 2005
James M. Schneider


/s/                                         Senior Vice President, Chief Financial           March 7, 2005
John M. Lowber                              Officer, Secretary and Treasurer
                                            (Principal Financial Officer)


/s/                                         Vice President, Chief Accounting                 March 7, 2005
Alfred J. Walker                            Officer
                                            (Principal Accounting Officer)