Form 10-K/A
period 2004-12-31
GENERAL COMMUNICATION INC
filed 2005-04-29
CIK 808461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 0-15279

GENERAL COMMUNICATION, INC.

(Exact name of registrant as specified in its charter)

ALASKA	92-0072737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 Denali Street Suite 1000 Anchorage, Alaska	99503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (907) 868-5600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A common stock	Class B common stock
(Title of class)	(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading on as of the last business day of the registrant’s most recently completed second fiscal quarter of June 30, 2004 was approximately $324,817,000.

The number of shares outstanding of the registrant’s common stock as of February 28, 2005, was:

Class A common stock – 51,559,580 shares; and,

Class B common stock – 3,861,722 shares.

Explanatory Note

General Communication, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed on March 15, 2005 (the “Original Filing”).

The purpose of this Amendment is to provide the information required by Part III of Form 10-K.  This Amendment amends and restates in their entirety only the cover page, Part III, the Exhibit Index, and Exhibit 31.  This Amendment does not affect any other parts of or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment.

Except as expressly stated herein, this Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings, if any.

Part III

Item 10.                                                   Directors and Executive Officers of the Registrant.

Identification

As of December 31, 2004, our board currently consisted of eight director positions, divided into three classes of directors serving staggered three-year terms.  However, one of our directors (Mr. Reinstadtler) has, for personal reasons unrelated to us, chosen not to be nominated for reelection at our 2005 annual meeting.  The board intends to reduce its size to seven directors, effective with his departure.  A director on our board is elected at an annual meeting of shareholders and serves until the earlier of his or her resignation or removal, or his or her successor is elected and qualified.

Our executive officers generally are appointed at our board’s first meeting after each annual meeting of shareholders and serve at the discretion of the board.

The following table sets forth certain information about our directors and executive officers as of December 31, 2004.

Name	Age	Position
Donne F. Fisher(1),(2),(3),(4),(5)	66	Chairman, Director
Ronald A. Duncan(2),(4)	52	President, Chief Executive Officer, and Director
John M. Lowber(1)	55	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer
G. Wilson Hughes	59	Executive Vice President and General Manager
William C. Behnke	47	Senior Vice President - Strategic Initiatives
Gina R. Borland	40	Vice President - General Manager, Local Services
Marsha E. Burns	52	Vice President - General Manager, Network Solutions
Martin E. Cary	40	Vice President - General Manager, Managed Broadband Services
Richard P. Dowling	61	Senior Vice President - Corporate Development
Paul E. Landes	46	Vice President - Marketing and Sales, Chief Marketing Officer
Terry J. Nidiffer	44	Vice President - General Manager, Internet Services
William R. Snell	55	Vice President - General Manager, Cable and Entertainment Services
Dana L. Tindall	43	Senior Vice President - Legal, Regulatory and Governmental Affairs
Richard D. Westlund	61	Vice President - General Manager, Long Distance and Wholesale Services
Stephen M. Brett(2),(3),(5)	64	Director
Jerry A. Edgerton(2)	62	Director and Nominee
William P. Glasgow(1),(2),(3),(4),(5)	46	Director
Stephen R. Mooney(2),(3),(4),(5),(6)	45	Director
Stephen A. Reinstadtler(1),(2),(3),(5),(6)	38	Director
James M. Schneider(2),(3),(5),(6)	52	Director

(1)                                  Member of Finance Committee.

(2)                                  The present classification of our board is as follows: (1) Class I - Messrs. Edgerton and Reinstadtler, whose present terms expire at the time of our annual meeting; (2) Class II - Messrs. Brett, Duncan and Mooney whose present terms expire at the time of the 2006 annual meeting; and (3) Class III - Messrs. Fisher, Glasgow, and Schneider, whose present terms expire at the time of the 2007 annual meeting.

(3)                                  Member of the Compensation Committee.

(4)                                  Member of the Executive Committee.

(5)                                  Member of the Nominating and Corporate Governance Committee.

(6)                                  Member of the Audit Committee.

Donne F. Fisher.  Mr. Fisher has served as Chairman of our board since June 2002 and has served as a director on our board since 1980.  Mr. Fisher had been a consultant to Tele-Communications, Inc. (“TCI”) since January 1996, and a director of TCI from 1980 to March 1999 when TCI merged into AT&T Corp.  From 1982 until 1996, he held various executive officer positions with TCI and its subsidiaries.  Mr. Fisher had served on the board of directors of most of TCI’s subsidiaries through the years.  He currently serves on the boards of directors of, and on the compensation committees and the audit committees of, both Liberty Media Corp. and Liberty Media International, Inc.  Since 1999 he has managed his personal assets.  His present term as a director on our board expires in 2007.

Ronald A. Duncan.  Mr. Duncan is a co-founder of the Company and has served as a director on our board since 1979.  Mr. Duncan has served as our President and Chief Executive Officer since January 1, 1989.  From 1979 through December 1988 he was our Executive Vice President.  His present term as a director on our board expires in 2006.

John M. Lowber.  Mr. Lowber has served as our Chief Financial Officer since January 1987, as our Secretary and Treasurer since July 1988 and as our Senior Vice President since December 1989.  He was our Vice President – Administration from 1985 to December 1989.  Prior to joining the Company, Mr. Lowber was a senior manager and certified public accountant at Peat Marwick Mitchell and Co. (presently named KPMG LLP).

G. Wilson Hughes.  Mr. Hughes has served as our Executive Vice President and General Manager since June 1991.  He previously held engineering or management positions with Northern Air Cargo, Enserch, Ebasco, Frank Moolin and Associates and Alascom, Inc.  Mr. Hughes has served as Chairman of the Anchorage Economic Development Corporation and the Alaska Industrial Development and Export Authority.

William C. Behnke.  Mr. Behnke has served as our Senior Vice President – Strategic Initiatives since January 2001 and, prior to that, had served as our Senior Vice President – Marketing and Sales from January 1994.  He was one of our Vice Presidents and was President of GCI Network Systems, Inc., one of our former subsidiaries, from February 1992 to January 1994.  From June 1989 to February 1992, Mr. Behnke was one of our Vice Presidents and General Manager of GCI Network Systems, Inc.  From August 1984 to June 1989, he was Senior Vice President for TransAlaska Data Systems, Inc.

Richard P. Dowling.  Mr. Dowling has served as our Senior Vice President – Corporate Development since December 1990.  He was our Senior Vice President –Operations and Engineering from December 1989 to December 1990.  From 1981 to December 1989, Mr. Dowling served as our Vice President – Operations and Engineering.

Dana L. Tindall.  Ms. Tindall has served as our Senior Vice President – Legal, Regulatory, and Governmental Affairs since January 1994.  She was our Vice President – Regulatory Affairs from January 1991 to January 1994.  From October 1989 through December 1990, Ms. Tindall was our Director of

Regulatory Affairs, and she served as our Manager of Regulatory Affairs from 1985 to October 1989.  In addition, Ms. Tindall was an adjunct professor of telecommunications economics at Alaska Pacific University from September through December 1995.

Gina R. Borland.  Ms. Borland has served as our Vice President-General Manager, Local Services since January 2001.  Prior to that, she was a member of our Corporate Development Department serving in various capacities generally involving business development from September 1996 through December 2000.  She has been employed by us since 1988 serving in various capacities.

Marsha E. Burns.  Ms. Burns has served as our Vice President – General Manager, Network Solutions since 1998.  From 1997 to 1998 she served as our Vice President – Enterprise Services.  Prior to joining us, Ms. Burns held several management positions with IBM.

Martin E. Cary.  Mr. Cary has served as our Vice President – General Manager, Managed Broadband Services since September 2004.  Prior to that Mr. Cary was our Vice President – Broadband Services from June 1999 to September 2004 and Vice President – Rural Services from December 1997 to June 1999.  Prior to joining us, Mr. Cary was a senior partner of Astrolabe Systems, Inc., a consulting company acquired by us in December 1997.

Paul E. Landes.  Mr. Landes has served as our Vice President – Marketing and Sales, Chief Marketing Officer since 2002.  Prior to that, he was our Vice President – Marketing from 1999 to 2002.  Prior to joining us, he was part of the management team at Carr Gottstein Foods, an Alaska based retail food and merchandise company, from 1992 to 1999.  Previous to that work, he was a part of the management team at Pay n Save Drug Store, a retail merchandise company, from 1987 to 1992.

Terry J. Nidiffer.  Mr. Nidiffer has served as our Vice President – General Manager, Internet Services since February 2000.  Prior to that he was our Director, Internet Network Services, from July 1999 to January 2000.

William R. Snell.  Mr. Snell has served as our Vice President – General Manager, Cable and Entertainment Services since November 1996.  Prior to that, he was Executive Director for the Alaska Industrial Development and Export Authority from July 1992 until November 1996.  Mr. Snell has served as a trustee (including acting as the chair) of the Alaska State Pension Investment Board from July 1999 until September 2003.

Richard D. Westlund.  Mr. Westlund has served as our Vice President – General Manager, Long Distance and Wholesale Services since January 2001.  Prior to that he was our Vice President – General Manager, Wholesale and Carrier Services from January 1999 through December 2000.  Prior to that, Mr. Westlund was our Vice President – Director, Carrier Relations and Marketing from April 1988 to December 1998.

Stephen M. Brett.  Mr. Brett has served as a director on our board since January 2001.  He has been of counsel to Sherman and Howard, a law firm, since January 2001.  He served as Senior Executive Vice President for AT&T Broadband from March 1999 to April 2000.  Prior to that Mr. Brett served as Executive Vice President, General Counsel and Secretary to TCI from 1991 to March 1999.  His present term as a director on our board expires in 2006.

Jerry A. Edgerton.  Nominee, Mr. Edgerton was appointed to the board in June 2004 to fill a new position when the board was expanded from seven to eight directors.  He has been Senior Vice President – Government Markets for MCI Communications Corporation since November 1996.

William P. Glasgow.  Mr. Glasgow has served as a director on our board since 1996.  From 1999 to December 2004, he was President/CEO of Security Broadband Corp.  From 2000 to the present Mr. Glasgow has been President of Diamond Ventures, L.L.C., a Texas limited liability company and sole general partner of Prime II Management, L.P., and Prime II Investments, L.P., both of which are Delaware limited partnerships.  Since 1996, he has been President of Prime II Management, Inc., a Delaware corporation, which was formerly the sole general partner of Prime II Management, L.P.  From 1989 to 1996, he held positions of Vice President – Finance and Senior Vice President – Finance with Prime II Management, Inc.  Mr. Glasgow is presently a managing director of the general partner of Prime VIII, L.P.

He is also managing director of Prime New Ventures.  He joined Prime Cable Corp. (an affiliate of Prime II Management, Inc.) in 1983 and served in various capacities until that corporation was liquidated in 1987.  He currently serves on the boards of directors of Prime Cellular Corp., Prime II Management Group, Inc., Prime Comm, Inc., SKA Management, Inc., Infrasafe, Inc. and Security Broadband Corp., none of which are publicly held.  His present term as a director on our board expires in 2007.

Stephen R. Mooney.  Mr. Mooney has served as a director on our board since January 1999.  Since 2002, Mr. Mooney has served as Vice President of Treasury Services at MCI, Inc. (“MCI”).  From 1999 to 2002, he was Vice President of WorldCom Ventures Fund, Inc.  Prior to that, he held various corporate development positions with MCI Communications Corporation and MCImetro, Inc.  His present term as a director on our board expires in 2006.

Stephen A. Reinstadtler.  Mr. Reinstadtler has served as a director on our board since December 2002.  Since November 2004, he has been a principal in SR Capital Advisors, LLC, an investment advisory firm.  From January 2002 to November 2004, he had been Managing Director of TD Capital, an affiliate of Toronto-Dominion Bank Financial Group.  He has held various positions with TD Capital since July 1995.  Prior to joining TD Capital, he was a member of Toronto-Dominion Bank’s media, telecommunications and technology group from April 1994 to June 1995 where he was responsible for executing highly leveraged debt transactions for leading media and communications companies.  He has 10 years of private equity and investment banking experience.  Mr. Reinstadtler’s present term as a director on our board expires in 2005, and he has chosen not to be a nominee for reelection to the board.

James M. Schneider.  Mr. Schneider has served as a director on our board since July 1994.  He has been Senior Vice President and Chief Financial Officer for Dell, Inc. since March 2000.  Prior to that, he was Senior Vice President – Finance for Dell Computer Corporation from September 1998 to March 2000.  Prior to that, from September 1996 to September 1998 he was Vice President – Finance for that corporation.  From September 1993 to September 1996, he was Senior Vice President for MCI Communications Corporation in Washington, D.C.  Mr. Schneider was with the accounting firm of Price Waterhouse from 1973 to September 1993 and was a partner in that firm from October 1983 to September 1993.  He presently serves on the board of directors of, and is a member of the audit committee of, GAP, Inc.  His present term as a director on our board expires in 2007.

Arrangements and Understandings

Director Independence.  Messrs. Edgerton and Mooney, members of our board, are officers of MCI.  As of December 31, 2004, MCI was a holder of in excess of 5% of the Company’s outstanding shares of Class B common stock.  Mr. Reinstadtler, a member of our board, had been an officer of an affiliate of Toronto Dominion Investments, Inc. (“Toronto Dominion”) for a significant portion of 2004.  As of December 31, 2004, Toronto Dominion was a holder of 100% of the Company’s outstanding shares of Series B preferred stock.  As of that date, all of that Series B preferred stock was immediately convertible into shares of Class A common stock, constituting 1.5% of the outstanding shares of that stock after that conversion.  Mr. Fisher, our Chairman of the Board, while in that capacity an officer under our Bylaws and responsible for the conduct of our board meetings and shareholder meetings when present, is considered by our board to have no greater influence on our affairs or authority to act on behalf of us than any other non-executive director on our board.

Our board believes each of its members is an independent director, as the term is defined by the Nasdaq Stock Market corporate governance listing standards to which we are subject (“Independent Director”), with the exception of Mr. Duncan who is an officer and employee of the Company.  That is, in the case of all other board members, our board believes each of them is an individual having a relationship to us which would not interfere with the exercise of independent judgment in carrying out the member’s responsibilities to us.

Rights of Holders of Series B Preferred Stock in Nomination to, or Observer Status Regarding, the Board.  Under the terms of the issuance and sale of our Series B preferred stock, so long as any shares of that stock remain outstanding, we must cause our board to include one seat, the nominee for which is to be designated under terms of that sale.  As of December 31, 2004, those specific terms were not effective, although they could in the future become effective with the issuance of additional shares of our Series B preferred stock to another holder or should the present holder of the outstanding Series B preferred stock, Toronto Dominion, not be prohibited from participation in the designation of that board member by law or regulation, including the federal Bank Holding Company Act.

The Series B Agreement provides that, upon designation of an individual by the holders of our Series B preferred stock, our board must cause that individual to be nominated for approval by the holders of our common stock at each meeting of our shareholders at which directors are to be elected.  Our board is then expected, upon that nomination, to recommend approval of that designated individual.  In the event the holders of the our common stock shall fail to elect that designated individual, the holders of Series B preferred stock will have the right to appoint an observer to attend the meetings of our board.  Independent of that observer right, if at any time the designee to our board is not an employee of Toronto Dominion or its affiliates, then that investor would have an additional right to appoint an observer to attend all meetings of our board.  See below within this Part III, “Certain Relationships and Related Transactions:  Certain Transactions – Series B Agreement.”

Audit Committee Financial Expert

Our Audit Committee is composed of Messrs. Mooney, Reinstadtler and Schneider.  All three members are considered by our board to be Independent Directors.  In addition, Messrs. Mooney and Schneider are considered by our board to be audit committee financial experts (“Audit Committee Financial Experts”).

The Nasdaq Stock Market corporate governance listing standards require that at least one member of our Audit Committee must have past employment experience in finance or accounting, requisite professional certification in accounting, or comparable experience or background which results in the individual’s “financial sophistication.”  This financial sophistication may derive from the person being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.  Our board believes that Messrs. Mooney and Schneider, as Audit Committee Financial Experts, also meet the Nasdaq Stock Market requirements for financial sophistication.

Under rules of the Securities and Exchange Commission (“SEC”), an Audit Committee Financial Expert is defined as a person who has all of the following attributes:

•                                          Understanding of generally accepted accounting principles and financial statements.

•                                          Ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves.

•                                          Experience in preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities.

•                                          Understanding of internal control over financial reporting.

•                                          Understanding of audit committee functions.

Legal Proceedings

As of December 31, 2004, our board was unaware of any legal proceedings which may have occurred during the past five years in which one or more of our directors, director nominees or executive officers were a party adverse to us, or any legal proceeding which would be material to an evaluation of the ability or integrity of one or more of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2004, there were three failures to file with the SEC Forms 3 (Initial Statement of Beneficial Ownership of Securities) or 4 (Change in Beneficial Ownership Report) on a timely basis as required under Section 16(a) of the Exchange Act.  That is, Messrs. Edgerton and Cary failed to file respective Forms 3, each on a single transaction, and Ms. Tindall failed to file a Form 4 on a single transaction.

Code of Business Conduct and Ethics

Our Ethics Code, i.e., our Code of Business Conduct and Ethics, was adopted by our board in 2003.  It applies to all of our officers, directors and employees.  The Ethics Code takes as its basis a set of business principles adopted by our board several years ago.  It also builds upon the basic requirements for a code of ethics as required by federal securities law and rules adopted by the SEC.

Through the Ethics Code, we have reestablished our course of business conduct and ethics, infusing it with certain key values and characteristics and providing adherence to a clear code of ethical conduct.  The Ethics Code promotes honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships of our employees.  It also promotes full, fair, accurate, timely and understandable disclosure in our reports and documents filed with, or submitted to, the SEC and other public communications made by us.  The Ethics Code further promotes compliance with applicable governmental laws, rules and regulations, internal reporting of violations of the code to appropriate persons as identified in the code and accountability for adherence to the code.

A copy of the Ethics Code is displayed on our Internet website at www.gci.com (click on “About GCI,” then on “Corporate Governance” and then on “Code of Business Conduct and Ethics”).  Also, a copy of the Ethics Code may be obtained at no charge and upon written request to us at the following address:

ATTN: Secretary (Ethics Code)

General Communication, Inc.

2500 Denali Street, Suite 1000

Anchorage, Alaska  99503

Item 11.                                                   Executive Compensation.

Director Compensation

Through September 2004, director fees were set at $2,000 per director per quarter pro-rated based upon attendance at our board meetings during the quarter.  However, directors who serve on the Audit Committee each received an additional director fee of $2,000 per director per quarter pro-rated based upon attendance at committee meetings.  Directors affiliated with the Company through a business interest did not receive director fees.

At its December 2004 board meeting, the board adopted a new director compensation plan (“Director Compensation Plan”).  The Director Compensation Plan is a plan to acknowledge and compensate, from time to time, directors on our board for ongoing dedicated service.  The plan compensation consists of stipends in the form of cash and Company Class A common stock.  The cash compensation consists of $24,000 per year (prorated for days served and paid quarterly) plus $2,000 for each meeting attended either in person or telephonically.  The cash compensation portion of the Director Compensation Plan commenced effective with the September 2004 board meeting.

The stock compensation portion of the Director Compensation Plan consists of a grant of 3,330 shares to a director for each year of service, or a portion of a year of service.  The initial grants under the plan were made on a contingent basis, effective December 22, 2004, and vested on December 31, 2004.  Subsequent grants will be made annually under the plan on June 1 of each year, commencing with June 1, 2005.  When the shares vest, they are subject to taxation based on the then fair market value of the vested shares.  Accordingly, at the time of vesting, the Company will make a supplemental payment equal to 40% of the value of the vested shares of each director in order to facilitate the payment by the director of the taxes that may result from the vesting of the shares.  The Nasdaq Stock Market rules require prior shareholder approval of the stock compensation portion of the plan, and the board intends to seek that approval at the 2005 shareholder meeting.  In the meantime, grants of stock made under the plan are contingent upon shareholder approval of that portion of the plan.

Under the Director Compensation Plan, compensation will be paid only to those directors who are able to receive the benefit individually, whether or not they are our employees.

During 2004, the directors on our board received no other direct compensation for serving on the board and its committees.  However, they were reimbursed for travel and out-of-pocket expenses incurred in connection with attendance at meetings of the board and its committees.

Executive Compensation

Summary Compensation.  The following table sets forth certain information concerning the cash and non-cash compensation earned during fiscal years 2002, 2003 and 2004 by our chief executive officer and by each of our four other most highly compensated executive officers whose individual combined salary and bonus each exceeded $100,000 during 2004 (collectively, “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs(#)	All Other Compensation ($)(1),(2)
Ronald A. Duncan	2004	345,000	131,250		-0-	36,763	250,000	51,267
President and Chief Executive	2003	295,000	105,000		-0-	-0-	-0-	21,338
Officer	2002	295,000	99,750		-0-	-0-	450,000	21,338

G. Wilson Hughes	2004	175,000	67,724		-0-	-0-	-0-	192,402
Executive Vice President	2003	175,000	53,682		-0-	-0-	-0-	162,773
and General Manager	2002	173,959	75,177		-0-	-0-	200,000	155,957

John M. Lowber
Senior Vice President, Chief	2004	223,884	85,281		-0-	-0-	100,000	142,017
Financial Officer and	2003	222,050	53,682		-0-	-0-	-0-	129,257
Secretary/Treasurer	2002	220,090	75,177		-0-	-0-	200,000	116,245

Richard P. Dowling	2004	225,000	70,168	(3)	-0-	-0-	-0-	15,036
Senior Vice President–	2003	223,956	3,682		-0-	-0-	-0-	8,353
Corporate Development	2002	225,000	43,891		-0-	-0-	150,000	6,441

Richard D. Westlund
Vice President and	2004	135,000	181,785	(4)	-0-	-0-	-0-	73,514
General Manager Long	2003	135,000	388,894		-0-	-0-	-0-	68,641
Distance & Wholesale Services	2002	135,000	90,141		-0-	-0-	-0-	58,171

(1)                                  The amounts reflected in this column include accruals under deferred compensation agreements between us and the named individuals as follows: Mr. Hughes, $132,932 in 2002, $137,474 in 2003 and $170,444 in 2004; Mr. Lowber, $84,274 in 2002, $95,912 in 2003 and $108,052 in 2004; Mr. Westlund, $43,637 in 2002, $44,148 in 2003 and $44,700 in 2004; and Mr. Dowling, $900 in 2002 and 2003 and $902 in 2004. Mr. Hughes received a partial distribution of his deferred compensation account during 2002, 2003 and 2004. The distribution to Mr. Hughes in 2002 included $132,932 which was credited to his account during 2002, plus an additional $10,961 which had been credited to his deferred account and reported in 2001. Does not include bonus agreement granted to Mr. Hughes in 2002. See, within this section, “-Hughes Bonus Agreement.” The distribution in 2003 included $60,720 of the $137,474 which was credited to Mr. Hughes account during 2003. The distribution in 2004 included $35,000 of the $170,444 which was credited to Mr. Hughes’ account during 2004.

(2)                                  The amounts reflected in this column also include matching contributions under the Stock Purchase Plan as follows: Mr. Duncan, $20,500, $20,000,and $20,000 in 2004, 2003, 2002, respectively; Mr. Hughes, $20,500, $20,000, $20,000 in 2004, 2003, and 2002, respectively; Mr. Lowber, $20,500, $20,000, and $18,625 in 2004, 2003, and 2002, respectively; Mr. Dowling, $12,538, $5,857, and $4,083, in 2004, 2003, and 2002, respectively; and Mr. Westlund, $20,500, $20,000, and $11,000 in 2004, 2003, and 2002, respectively. Amounts shown for Mr. Duncan include premiums of $138 under a term life insurance, policy paid in each of 2004, 2003, and 2002, respectively. Amounts shown for Mr. Westlund include premiums of $6,181, $3,293, and $2,334, under a life insurance policy paid in 2004, 2003, and 2002, respectively. Amounts shown for Mr. Hughes include premiums of $258, $258, and $1,825, under life insurance policies paid in each of 2004, 2003, and 2002, respectively. Amounts for Mr. Lowber include premiums of $258, $138, and $138, under life insurance policies paid in each of 2004, 2003, and 2002, respectively. Amounts shown for Mr. Dowling include premiums of $396, $396, and $258 under a life insurance policy paid in each of 2004, 2003, and 2002. Includes a waiver of accrued interest on a note owed to us by Mr. Lowber in the amounts of $12,007 on January 1, 2004, 2003, and 2002.

Includes $806 in 2004 for Mr. Westlund and $3,841 in 2003 for Mr. Hughes, respectively, for the personal use of our leased aircraft. Includes $29,328 in director compensation for Mr. Duncan and a longevity bonus valued at $101 both for 2004. Includes a longevity bonus valued at $127 for Mr. Westlund in 2004. Amounts in this column further include $1,200 of credit applied to services purchased from us by each of the Named Executive Officers for each year for their participation in our quality assurance program extended to employees, generally. Amounts in this column do not include the cash surrender value of a life insurance policy in the amount of $603,509 which was distributed to Mr. Lowber during 2002. The policy premiums were paid out of proceeds credited to Mr. Lowber’s deferred compensation account during the years 1992 through 1999 and had been included under the “All Other Compensation” column during those years.

(3)                                  Includes $70,000 of a $350,000 retention bonus paid in 2004 that vests ratably over a five—year period beginning January 1, 2004. Any unvested amounts are refundable in the event Mr. Dowling terminates his employment before the end of the retention period.

(4)                                  Includes $42,400 of a $407,886 retention bonus paid in 2004 that vests on March 31, 2005 with the remaining portion vesting in the amount of $85,000, $127,400 and $153,086 on March 31, 2006, 2007 and 2008, respectively. Any unvested amounts are refundable in the event Mr. Westlund terminates his employment before the end of the retention period.

Option/SAR Grants

The following table sets forth information on the individual grants of stock options (whether or not in tandem with stock appreciation rights (“SARs”)), and freestanding SARs made during 2004 to its Named Executive Officers.  We did not issue any tandem SARs or freestanding SARs during that period.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants
	Number of Securities Underlying Option/SARs Granted(1)	% of Total Optional SARs Granted to Employees in Fiscal	Exercise or Base Price(2)	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	(#)	Year (%)	($/Share)	Date	5% ($)(3)	10%($)(3)
Ronald A. Duncan	250,000	32.6	8.40	06/24/14	1,255,523	3,243,109

G. Wilson Hughes	—	—	—	—	—	—

John M. Lowber	100,000	13.1	8.40	06/24/14	502,209	1,297,244

Richard P. Dowling	—	—	—	—	—	—

Richard D. Westlund	—	—	—	—	—	—

(1)                                  Options in Class A common stock.

(2)                                  The exercise price of the options was equal to the market price of the Class A common stock at the time of grant.

(3)                                  The potential realizable dollar value of a grant is calculated as the product of (a) the difference between (i) the product of the per-share market price at the time of grant and the sum of 1 plus the adjusted stock price appreciation rate (the assumed rate of appreciation compounded annually over the term of the option or SAR) and (ii) the per-share exercise price of the option or SAR and (b) the number of securities underlying the grant at fiscal year end.

Option Exercise and Fiscal Year-End Values

The following table sets forth information concerning each exercise of stock options during 2004 by each of the Named Executive Officers and the fiscal year-end value of unexercised options held by each of them.

AGGREGATED OPTION/SAR EXERCISES

IN LAST FISCAL YEAR AND FISCAL YEAR END

OPTION/SAR VALUES

	Shares Acquired on Exercise	Value	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($)(1)
Name	(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald A. Duncan	-0-	-0-	300,000	350,000	1,267,000	1,096,500

G. Wilson Hughes	-0-	-0-	150,000	250,000	681,000	985,000

John M. Lowber	105,425	635,988	320,000	330,000	1,364,800	1,196,200

Richard P. Dowling	-0-	-0-	225,425	130,000	996,061	522,700

Richard D. Westlund	57,366	273,245	33,333	66,667	134,665	269,335

(1)                                  Represents the difference between the fair market value of the securities underlying the options/SAR and the exercise price of the options/SAR based upon the last trading price on December 31, 2004.

Non-Qualified, Unfunded Deferred Compensation Plan

In February 1995, we established a non-qualified, unfunded, deferred compensation plan to provide a means by which certain of our employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation.  Employees eligible to participate in the plan are determined by our board.  We may, at our discretion, contribute matching deferrals in amounts as we select.

Participants immediately vest in all elective deferrals and all income and gain attributable to that participation.  Matching contributions and all income and gain attributable to them vest on a case-by-case basis as determined by us.  Participants may elect to be paid in either a single lump-sum payment or annual installments over a period not to exceed ten years.  Vested balances are payable upon termination of employment, unforeseen emergencies, death or total disability of the participant, or change of control of us or our insolvency.  Participants become our general unsecured creditors with respect to deferred compensation benefits of the plan.

During 2004, other than Messrs. Dowling and Westlund, none of the Named Executive Officers had participated in this plan.

Long-Term Incentive Plan Awards

We had no long-term incentive plan in operation during 2004.

Performance Based EBITDA Incentive Compensation Plan

In 2002, we adopted a Performance Based EBITDA (earnings before interest, taxes, depreciation, and amortization) Incentive Compensation Plan (“Incentive Compensation Plan”) to encourage increasing EBITDA, i.e., earnings before income taxes, depreciation and amortization (as defined in the plan), of our Alaska operations to a specified target by the end of 2006.  Participants are granted units which are valued in terms of a share of our Class A common stock.  If the target EBITDA is achieved on or before the end of 2006, the awards vest.  In this instance, each participant will be entitled to receive, for each unit, the market value of a share of our Class A common stock on the date that such payment is made.

Under the Incentive Compensation Plan, 40% of the payment will be made in cash.  The remaining 60% may, at our option, be paid either in cash or in our restricted Class A common stock.  However, if stock is to be issued in payment to participants, we are required to obtain shareholder approval of the Incentive Compensation Plan prior to any such payment.  Participants must be employed by us on the date of payment in order to receive any compensation pursuant to the plan.  The EBITDA target will be adjusted for any material acquisitions within the Alaska market.  The award may be paid out earlier if we are sold prior to the earlier of the end of 2006 or achievement of the EBITDA target.

Specified individuals of three groups of employees are eligible to participate in the plan.  They are our chief executive officer, our general managers and our senior officers.  Any payments to the general manager group pursuant to the plan are included in EBITDA for purposes of determining whether the EBITDA target for the senior officer group has been met.  One-half of the vested amount is valued and paid on the last day of the first quarter of the year following vesting, with the balance paid one year later.

The provisions of the Incentive Compensation Plan pertaining to the chief executive officer are the same as for the other two groups, except any payments to the general manager and senior officer groups under the plan are included in EBITDA for purposes of determining whether the EBITDA target for the chief executive officer has been met.  One-half of the total amount earned will be valued and paid on the last day of the first quarter of the year following achievement of the target EBITDA goal.  The remaining one-half will be paid as deferred compensation.  This amount will vest one-half on each of the first and second anniversaries of the initial award.  However, in the case of our chief executive officer, the individual must be employed by us on such dates for vesting to be effective.  We charged $837,000 to expense during 2004 under the Incentive Compensation Plan.

During 2004, Messrs. Hughes and Westlund were the only Named Executive Officers who participated in the Incentive Compensation Plan.  For that year, units with respect to approximately 245,000 shares of our Class A common stock were to be granted pursuant to the Incentive Compensation Plan, of which were allocated 100,000 units to Mr. Hughes, 10,000 to Mr. Westlund and 50,000 units to Ms. Tindall.

Stock Purchase Plan

In December 1986, we adopted a qualified employee stock purchase plan which has been subsequently amended from time to time and is in its present form the Stock Purchase Plan.  The plan is qualified under Section 401 of the Internal Revenue Code.  All of our employees who have completed at least one year of service are eligible to participate in the plan.  Eligible employees may elect to reduce their taxable compensation in any even dollar amount up to 12% of such compensation for employees earning more than $90,000 per year and up to 50% of such compensation, both up to a maximum per employee of $14,000 for 2005.  Employees may contribute up to an additional 10% of their compensation with after-tax dollars.  Starting in 2002, participants over the age of fifty may make additional elective contributions to their accounts in the plan pursuant to a schedule set forth in the Internal Revenue Code.

Subject to certain limitations, we may make matching contributions of common stock for the benefit of employees.  Such a contribution will vest in increments over the first six years of employment.  Thereafter, they are fully vested when made.  No more than 10% of any one employee’s compensation will be matched in any year.  Except for additional elective contributions made by participants over age 50, the combination of salary reductions, after-tax contributions and our matching contributions for any employee cannot exceed the lesser of $42,000 or 25% of such employees’ compensation (determined after salary reduction) for any year.

Under the terms of the Stock Purchase Plan, participating eligible employees may direct their contributions to be invested in common stock of the Company, AT&T Corp., and Comcast Corporation, and shares of various identified mutual funds.

The Stock Purchase Plan, on our behalf, may each year pay to the plan’s trust fund an amount up to 100% of each participating eligible employee’s elective deferral and voluntary contributions to the plan as determined by our board.  This employer contribution on behalf of the participating eligible employee is to equal a stated percentage of each employee’s contributions (both voluntary contributions and elective deferrals) during any payroll period.  However, no such employee’s elective deferral or voluntary contribution is to be matched in an amount exceeding 10% of that employee’s compensation during any payroll period the employee participates in the plan.  With limited exception, the amount of our contribution under the plan must not exceed either 10% of the aggregate compensation of all participating eligible employees under the plan in the year for which the contribution is being determined or the annual addition limitations of the Internal Revenue Code as provided in the plan.

The Stock Purchase Plan is administered through a plan administrator (currently Alfred J. Walker, one of our Vice Presidents and our Chief Accounting Officer), and the plan’s committee is appointed by our board.  The assets of the plan are invested from time to time by the trustee at the direction of the plan’s committee, except that participants have the right to direct the investment of their contributions to the Stock Purchase Plan.  The plan administrator and members of the plan’s committee are all our employees.  The plan’s committee has broad administrative discretion under the terms of the plan.

As of December 31, 2004, there remained 2,009,314 shares of Class A and 464,016 shares of Class B common stock allocated to the plan and available for issuance by us or otherwise acquisition by the plan for the benefit of participants in the plan.

Stock Option Plan

In December 1986, we adopted a stock option plan which has been amended from time to time and presently is our Amended and Restated 1986 Stock Option Plan (“Stock Option Plan”).

Under the Stock Option Plan, we are authorized to grant non-qualified options to purchase shares of Class A common stock to selected officers, directors and other employees of, and consultants or advisors to, the Company and its subsidiaries. The number of shares of Class A common stock allocated to the Stock Option Plan was last increased by 2.5 million shares to 13.2 million shares at our 2004 annual meeting.  The number of shares for which options may be granted is subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations and certain other changes in corporate structure or capitalization.

As of December 31, 2004, there were 6,436,875 shares subject to outstanding options under the Stock Option Plan, 5,017,668 shares had been issued upon the exercise of options under the plan and 1,745,457 shares remained available for additional grants under the plan.

As of December 31, 2004 the Stock Option Plan was administered by the Compensation Committee composed of six members of our board.  The members of that committee are identified below.  See below within this section, “– Compensation Committee Report on Executive Compensation.”

The Compensation Committee selects optionees and determines the terms of each option, including the number of shares covered by each option, the exercise price and the option exercise period which, under the Stock Option Plan, may be up to ten years from the date of grant.  Options granted that have not become exercisable terminate upon the termination of the employment or directorship of the optionholder.  Exercisable options terminate from one month to one year after such termination, depending on the cause of such termination.  If an option expires or terminates, the shares subject to such option become available for additional grants under the Stock Option Plan.

Hughes Bonus Agreement

In consideration for agreeing to continue his employment until December 31, 2004, in December 2002 we granted Mr. Hughes the right to use certain of our real estate for two weeks each year from January 1, 2005 to December 31, 2034.  Mr. Hughes may elect at any time to receive a cash bonus in lieu of the foregoing equal to $275,000 plus interest accrued at the rate of 3% per annum for the period between January 1, 2002 and the date on which the option to elect such cash payment is exercised.  The bonus vested on December 31, 2004.  Should we intend to convey such real estate to a third party, Mr. Hughes would have the right to acquire certain property adjoining that real estate or, unless he should exercise the cash option previously described, be paid an amount equal to $275,000 plus accrued interest at the rate of 3% per annum for the period from January 1, 2002 to the date on which that option is exercised.  As of December 31, 2004, $299,750 were accrued pursuant to this agreement, of which $140,250 were accrued during 2004.

Report on Repricing of Options/SARs

During 2004, we did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the Named Executive Officers, whether through amendment, cancellation or replacement grants, or any other means.

Employment Contracts and Termination of Employment and Change-in Control Arrangements

Except as disclosed in this Part III, as of December 31, 2004, there were no compensatory plans or arrangements, including payments to be received from us, with respect to the Named Executive Officers for that year.  This statement is limited to situations where such a plan or arrangement resulted in or may result from the resignation, retirement, or any other termination of a Named Executive Officer’s employment with us, or from a change of control of us or a change in that officer’s responsibilities following such a change in control, and where the amount involved, including all periodic payments or installments, exceeded $100,000.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee was composed of six members of our board as identified below.  See within this section below, “– Compensation Committee Report on Executive Compensation.”  The relationships of them to us are described elsewhere in this Part III.  See within this Part III, “Directors and Executive Officers of the Registrant”; “Certain Relationships and Related Transactions:  Certain Transactions”; and “Security Ownership of Certain Beneficial Owners and Management.”

Compensation Committee Report on Executive Compensation

The duties of our Compensation Committee are as follows:

•                                          Prepare, on an annual basis for the review of and action by our board, a statement of policies, goals, and plans for executive officer and board member compensation, if any –

•                                          Statement is specifically to address expected performance and compensation of and the criteria on which compensation is based for the chief executive officer and such other of our executive officers as our board may designate for this purpose.

•                                          Monitor the effect of ongoing events on and the effectiveness of existing compensation policies, goals, and plans –

•                                          Events specifically include but are not limited to the status of the premise that all pay systems correlate with our compensation goals and policies.

•                                          Report from time to time, its findings to our board.

•                                          Monitor compensation-related publicity and public and private sector developments on executive compensation.

•                                          Familiarize itself with, and monitor the tax, accounting, corporate, and securities law ramifications of, our compensation policies, including but not limited to –

•                                          Comprehending a senior executive officer’s total compensation package.

•                                          Comprehending the package’s total cost to us and its total value to the recipient.

•                                          Paying close attention to salary, bonuses, individual insurance and health benefits, perquisites, historical loans made by us, special benefits to specific executive officers, individual pensions, and other retirement benefits.

•                                          Establish the overall cap on executive compensation and the measure of performance for executive officers, either by predetermined measurement or by a subjective evaluation.

•                                          Strive to make our compensation plans simple, fair, and structured so as to maximize shareholder value.

For 2004, the duties of our Compensation Committee in the area of executive compensation specifically included addressing the reasonableness of compensation paid to executive officers.  In doing so, the committee took into account how compensation compared to compensation paid by competing companies as well as our performance and available resources.

Our compensation policy as established by our Compensation Committee is that a portion of our annual compensation of our senior executive officers relates to and is contingent upon our performance.  In addition, executive officers participating in deferred compensation agreements established by us become, under those agreements, our unsecured creditors.

In February 2004, our Compensation Committee, using as a guide the Incentive Compensation Plan, established compensation levels for 2004 for all senior corporate officers, including Mr. Duncan and certain of the Named Executive Officers.  Also at that time, our Compensation Committee established annual incentive bonus agreements with Mr. Duncan and with each of several of its senior executive officers, including certain of the Named Executive Officers.

These agreements included the premise that our performance, or that of a division or subsidiary, as the case may be, for purposes of compensation would be measured by our Compensation Committee against goals established at that time and were reviewed and approved by our board.  The goals included our targets for revenues and cash flow standards of the relevant division or subsidiary of our business.  Targeted objectives were set and measured from time to time by our Compensation Committee.  Our other business achievements obtained through the efforts of an executive officer were also taken into consideration in the evaluation of performance.  Performances were evaluated and bonuses were issued as described elsewhere in this section.

During 2004, our Compensation Committee monitored and provided direction for the Stock Purchase Plan and Stock Option Plan.  In addition, our Compensation Committee reviewed compensation levels of members of management, evaluated the performance of management, and considered management succession and related matters.

Our Compensation Committee reviewed in detail all aspects of compensation for certain of the Named Executive Officers and our other senior executive officers.  In particular, our Compensation Committee concluded that the performance of our chief executive officer, Mr. Duncan, had met or surpassed the goals and objectives set as the basis for his compensation for 2004.  That is, the Compensation Committee believes the salary and benefits paid to Mr. Duncan during 2004 were commensurate with the Company’s financial performance.  The Compensation Committee expects that any bonus compensation recommended to be payable to Mr. Duncan in future years will also be based upon the Company’s growth and financial performance, and subject to approval by the Compensation Committee.

The practice of our Compensation Committee in future years will likely be to continue to review directly the compensation and performance of Mr. Duncan as our chief executive officer.  While our Compensation Committee may review recommendations by Mr. Duncan for the compensation of other senior executive officers, the committee in accordance with Nasdaq Stock Market corporate governance listing standards rules has responsibility for recommending compensation of such officers directly to our board for its determination.

Compensation Committee:

Stephen M. Brett, Chair

Donne F. Fisher

William P. Glasgow

Stephen R. Mooney

Stephen A. Reinstadtler

James M. Schneider

Performance Graph

The following graph includes a line graph comparing the yearly percentage change in our cumulative total shareholder return on our Class A common stock during the five-year period 2000 through 2004.  This return is measured by dividing (1) the sum of (a) the cumulative amount of dividends for the measurement period (assuming dividend reinvestment, if any) and (b) the difference between our share price at the end and the beginning of the measurement period, by (2) the share price at the beginning of that measurement period.  This line graph is compared in the following graph with two other line graphs during that five-year period, i.e., a market index and a peer index.

The market index is the Center for Research in Securities Price Index for the Nasdaq Stock Market for United States companies.  It presents cumulative total returns for a broad based equity market assuming reinvestment of dividends and is based upon companies whose equity securities are traded on the Nasdaq Stock Market.  The peer index is the Center for Research in Securities Price Index for Nasdaq Telecommunications Stock.  It presents cumulative total returns for the equity market in the telecommunications industry segment assuming reinvestment of dividends and is based upon companies whose equity securities are traded on the Nasdaq Stock Market.  The line graphs represent monthly index levels derived from compounding daily returns.

In constructing each of the line graphs in the following graph, the closing price at the beginning point of the five-year measurement period has been converted into a fixed investment, stated in dollars, in our Class A common stock (or in the stock represented by a given index, in the cases of the two comparison indexes), with cumulative returns for each subsequent fiscal year measured as a change from that investment.  Data for each succeeding fiscal year during the five-year measurement period are plotted with points showing the cumulative total return as of that point.  The value of a shareholder’s investment as of each point plotted on a given line graph is the number of shares held at that point multiplied by the then prevailing share price.

Our Class B common stock is traded over-the-counter on a more limited basis.  Therefore, comparisons similar to those previously described for the Class A common stock are not directly available.  However, the performance of Class B common stock may be analogized to that of the Class A common stock in that the Class B common stock is readily convertible into Class A common stock by request to us.

Comparison of Five-Year Cumulative Return

Performance Graph for General Communication, Inc.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS PERFORMANCE GRAPH FOR GENERAL COMMUNICATION, INC., NASDAQ STOCK MARKET INDEX FOR

UNITED STATES COMPANIES, AND NASDAQ TELECOMMUNICATIONS STOCK(1)(2)(3)(4)

Measurement Period (Fiscal Year Covered)	Company ($)	Nasdaq Stock Market Index for U.S. Companies ($)	Nasdaq Telecommunications Stock ($)
FYE 12/31/99	100.0	100.0	100.0

FYE 12/31/00	160.0	60.8	42.6

FYE 12/31/01	195.0	47.8	28.3

FYE 12/31/02	153.4	33.1	13.0

FYE 12/31/03	198.9	49.4	21.7

FYE 12/31/04	252.3	53.8	23.1

Item 12.                                                   Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

The Stock Option Plan was initially approved by our shareholders in 1986.  We do not have any current equity compensation plans approved by our shareholders other than the Stock Option Plan.

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of December 31, 2004.  The recipients of these grants are selected officers, directors and employees of, and consultants or advisors to, us in exchange for consideration in the form of goods or services (as described in Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation).

(1)                                  The lines represent monthly index levels derived from compounded daily returns that include all dividends.

(2)                                  The indexes are reweighted daily, using the market capitalization on the previous trading day.

(3)                                  If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

(4)                                  The index level for all series was set to $100.00 on December 31, 1999.

EQUITY COMPENSATION PLAN INFORMATION

AS OF DECEMBER 31, 2004

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(1)
Equity compensation plans approved by security holders(2)	6,436,875	6.81	1,745,457

Equity compensation plans not approved by security holders(3)	250,000	6.50	-0-
Total:(4)	6,686,875	6.79	1,745,457

(1)                                  Does not include contingently issuable shares granted to directors pursuant to the Director Compensation Plan in the total amount of 19,980 shares of Class A common stock.  See within this Part III, “Executive Compensation:  Director Compensation.”

(2)                                  Stock Option Plan.

(3)                                  Grant made in January 2001 separate from the Stock Option Plan of options to a company owned by Mr. Duncan to acquire 250,000 shares of our Class A common stock at $6.50 per share, exercisable up through March 10, 2010.  See below within this section, “- Ownership of Company: Principal Shareholders.”

(4)                                  Messrs. Dowling, Duncan, Hughes, and Westlund and one other of our employees have accumulated deferred compensation account balances that have been denominated in shares of our Class A common stock.  We have acquired shares of our Class A common stock in the open market or in private transactions over the years to fund the ultimate payment of the deferred amounts.  A total of 274,264 shares, of which all but 26,189 shares have vested, are owned in our name and are being held in treasury pending distribution.

Ownership of Company

Principal Shareholders.  The following table sets forth, as of December 31, 2004, certain information regarding the beneficial ownership of our Class A common stock, Class B common stock and Series B preferred stock by each of the following:

•                                          Each person known by us to own beneficially 5% or more of the outstanding shares of Class A common stock or Class B common stock, or Series B preferred stock.

•                                          Each of our directors.

•                                          Each of the Named Executive Officers.

•                                          All of our executive officers and directors as a group.

All information with respect to beneficial ownership has been furnished to us by the respective shareholders.

Name and Address of Beneficial Owner(1)	Title of Class(2)	Amount and Nature of Beneficial Ownership(2) (#)		% of Class(2)	% of Total Shares Outstanding (Class A & B)(2)		% Combined Voting Power (Class A & B)(2)
					I	II	I	II
Stephen M. Brett	Class A	25,000	(3),(4)	*	*	*	*	*
	Class B	—		—
	Series B	—		—

Ronald A. Duncan	Class A	1,370,643	(4),(5)	2.6	3.3	3.2	6.6	6.5
	Class B	460,021	(5)	11.9
	Series B	—		—

Jerry A. Edgerton	Class A	—		—	—	—	—	—
	Class B	—		—
	Series B	—		—

Donne F. Fisher	Class A	62,135	(3),(4),(6)	*	*	*	2.4	2.4
	Class B	212,688	(6)	5.5
	Series B

William P. Glasgow	Class A	49,944	(4),(7)	*	*	*	*	*
	Class B	—		—
	Series B	—		—

G. Wilson Hughes	Class A	687,295	(8)	1.3	1.2	1.2	*	*
	Class B	2,765	(8)	*
	Series B	—		—

John M. Lowber	Class A	532,831	(9)	1.0	1.2	1.2	*	*
	Class B	6,287	(9)	*
	Series B	—		—

Stephen R. Mooney	Class A	—		—	—	—	—	—
	Class B	—		—
	Series B	—		—

Stephen A. Reinstadtler	Class A	—	(4)	—	—	—	—	—
	Class B	—		—
	Series B	—		—

James M. Schneider	Class A	55,000	(3),(4)	*	*	*	*	*
	Class B	—		—
	Series B	—		—

Dana L. Tindall	Class A	328,006	(10)	*	*	*	*	*
	Class B	3,835	(10)	*
	Series B	—		—

Richard D. Westlund	Class A	138,630	(11)	*	*	*	*	*
	Class B	3,618	(11)	—
	Series B	—		—

Barclays Global Investors, NA	Class A	2,909,142		5.6	5.2	5.2	3.2	3.2
45 Fremont Street	Class B	—		—
San Francisco, CA 94105	Series B	—		—

GCI Qualified Employee	Class A	5,090,863		9.8	9.3	9.2	6.8	6.7
Stock Purchase Plan	Class B	99,766		2.6
2550 Denali St., Ste. 1000 Anchorage, AK 99503	Series B	—		—

Estate of Kim Magness	Class A	131,996		*	1.0	1.0	5.0	4.9
c/o Raymond L. Sutton, Jr.	Class B	435,324		11.3
303 East 17th Ave., Ste. 1100 Denver, CO 80203 1264	Series B	—		—

Name and Address of Beneficial Owner(1)	Title of Class(2)	Amount and Nature of Beneficial Ownership(2) (#)		% of Class(2)	% of Total Shares Outstanding (Class A & B)(2)		% Combined Voting Power (Class A & B)(2)
					I	II	I	II
Gary Magness	Class A	137,996		*	1.0	1.0	5.0	4.9
c/o Raymond L. Sutton, Jr.	Class B	433,924		11.2
303 East 17th Ave., Ste. 1100 Denver, CO 80203 1264	Series B	—		—

MCI	Class A	50,000	(12)	*	2.4	2.4	14.2	14.1
2201 Loudoun County Parkway	Class B	1,275,791		33.0
Ashburn, VA 20147	Series B	—		—

Toronto Dominion	Class A	25,066	(13)	*	*	1.4	*	*
Investments, Inc.	Class B	—		—
31 West 52nd Street New York, NY 10019 6101	Series B	4,314	(13)	100

Robert M. Walp	Class A	251,028	(14)	*	1.0	1.0	3.6	3.6
804 P St., Apt. 4	Class B	303,457	(14)	7.9
Anchorage, AK 99501	Series B	—		—

Wellington Management	Class A	4,302,400		8.3	7.7	7.6	4.8	4.7
75 State Street	Class B	—		—
Boston, MA 02109	Series B	—		—

Westport Asset Management,	Class A	2,825,400		5.5	5.1	5.0	3.1	3.1
Inc.	Class B	—		—
253 Riverside Avenue Westport, CT 06880	Series B	—		—

All Directors and Executive	Class A	4,384,045	(15)	8.2	8.9	8.8	13.1	13.0
Officers As a Group	Class B	767,971	(15)	19.9
(20 Persons)	Series B	—	(15)	—

*                                         Represents beneficial ownership of less than 1% of the corresponding class or series stock.

(1)                                  Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act.  Shares of our stock that a person has the right to acquire within 60 days of December 31, 2004 are deemed to be beneficially owned by such person and are included in the computation of the ownership and voting percentages only of such person.  Each person has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the footnotes to the table.  Addresses are provided only for persons other than management who own beneficially more than 5% of the outstanding shares of Class A or B common stock or Series B preferred stock.

(2)                                  “Title of Class” includes our Class A common stock, Class B common stock, and Series B preferred stock.  “Amount and Nature of Beneficial Ownership” and “% of Class” are given for each class or series of stock.  “% of Total Shares Outstanding” and “% Combined Voting Power” are given (a) under column I as excluding Series B preferred stock outstanding and (b) under column II as including Series B preferred stock outstanding and on an as-converted to Class A common stock basis at the conversion price as set in the Series B Agreement, i.e., $5.55 per share.  As of December 31, 2004, the 4,314 shares of Series B preferred stock outstanding (excluding accrued dividends payable in cash or in Class A common stock to that date) would convert to 777,298 shares of Class A common stock.

(3)                                  Includes 25,000 shares of our Class A common stock subject to stock options granted under the Stock Option Plan to each of Messrs. Brett, Fisher, and Schneider in February 1997 which they each respectively have the right to acquire within 60 days of December 31, 2004 by exercise of the respective stock options.  The exercise price for each option is $7.50 per share.

(4)                                  Does not include 3,330 shares of our Class A common stock granted (but not issued) to each of Messrs.  Brett, Duncan, Fisher, Glasgow, Reinstadtler and Schneider pursuant to the Director Compensation Plan, which grants are subject to approval of the stock compensation portion of the plan by our shareholders at our 2005 annual meeting.  See within this Part III, “Executive Compensation:  Director Compensation.”

(5)                                  Includes 133,983 shares of Class A common stock and 6,270 shares of Class B common stock allocated to Mr. Duncan under the Stock Purchase Plan.  Includes 50,000 shares of Class A common stock subject to stock options granted under the Stock Option Plan to Mr. Duncan which he has the right to acquire within 60 days of December 31, 2004 by exercise of the stock options. Does not include 195,331 shares of Class A common stock held by us in treasury pursuant to deferred compensation agreements with us.  Does not include 29,453 shares of Class A common stock held by Amanda Miller, Mr. Duncan’s daughter, of which Mr. Duncan disclaims beneficial ownership.   Does not include 18,560 shares of Class A common stock or 8,242 shares of Class B common stock held by the Amanda Miller Trust, with respect to which Mr. Duncan has no voting or investment power.  Does not include 50,650 shares of Class A common stock or 27,020 shares of Class B common stock held by Dani Bowman, Mr. Duncan’s wife, of which Mr. Duncan disclaims beneficial ownership.  Includes 250,000 shares of Class A common stock which a company owned by Mr. Duncan has the right to acquire within 60 days of December 31, 2004 by the exercise of stock options.

(6)                                  Does not include 300,200 shares of Class A and 225,000 shares of Class B common stock owned by Fisher Capital Partners, Ltd., the corporate general partner of which is affiliated with Mr. Fisher’s spouse.  Mr. Fisher disclaims any beneficial ownership of these shares.

(7)                                  Does not include (i) 5,259 shares owned by Diamond Ventures, LLC of which Mr. Glasgow is President; and (ii) 158 shares beneficially owned by minor children of Mr. Glasgow.  Mr. Glasgow disclaims any beneficial ownership of the shares held by these entities or held by his children.

(8)                                  Includes 150,000 shares of Class A common stock which Mr. Hughes has the right to acquire within 60 days of December 31, 2004 by the exercise of vested stock options.  Includes 69,555 shares of Class A common stock and 2,765 shares of Class B common stock allocated to Mr. Hughes under the Stock Purchase Plan.  See within this Part III, “Executive Compensation:  Hughes Bonus Agreement.”

(9)                                  Includes 320,000 shares which Mr. Lowber has the right to acquire within 60 days of December 31, 2004 by the exercise of vested stock options.  Includes 55,173 shares of Class A common stock and 6,017 shares of Class B common stock allocated to Mr. Lowber under the Stock Purchase Plan.

(10)                            Includes 285,787 shares which Ms. Tindall has the right to acquire within 60 days of December 31, 2004 by the exercise of vested stock options.  Includes 41,960 shares of Class A common stock and 3,835 shares of Class B common stock allocated to Ms. Tindall under the Stock Purchase Plan.

(11)                            Includes 66,666 shares which Mr. Westlund has the right to acquire within 60 days of December 31, 2004 by the exercise of vested stock options.  Includes 60,910 shares of Class A common stock and 3,618 shares of Class B common stock allocated to Mr. Westlund under the Stock Purchase Plan.  Does not include 31,469 shares of our Class A common stock held in treasury by us to fund Mr. Westlund’s vested deferred compensation.

(12)                            Includes 50,000 shares of Class A common stock which MCI has a right to acquire within 60 days of December 31, 2004 by the exercise of vested stock options.

(13)                            Includes 25,000 shares of Class A common stock which Toronto Dominion Investments has the right to acquire within 60 days of December 31, 2004 by the exercise of vested stock options.  Excludes accrued dividends on Series B shares.

(14)                            Includes 38,231 shares of Class A common stock and 2,408 shares of Class B common stock allocated to Mr. Walp under the Stock Purchase Plan.  Includes 27,170 shares of Class A common stock which Mr. Walp has the right to acquire within 60 days of December 31, 2004 by the exercise of vested stock options.

(15)                            Includes 1,980,444 shares of Class A common stock which such persons have the right to acquire within 60 days of December 31, 2004 through the exercise of vested stock options.  Includes 504,700 shares of Class A common stock and 27,234 shares of Class B common stock allocated to such persons under the Stock Purchase Plan.  Excludes, as of December 31, 2004, all of the outstanding Series B preferred stock (on an as-converted basis to our Class A common stock) owned by an affiliate of Mr. Reinstadtler, i.e., Toronto Dominion.

Changes in Control.  Series B Preferred Stock.  The Series B Agreement provides that the holders of the Series B preferred stock have the right to vote on all matters presented for vote to the holders of our Class A common stock on an as-converted basis.  In addition, the holders of the outstanding Series B preferred stock have limited voting rights as a class or otherwise to require us to request its consent on specific actions which might be taken including amending the Articles, restructuring the Company, paying dividends, and redeeming stock.  Under the present Articles, the Class A common stock and Class B common stock vote for directors and on such specific actions, as one class, with limited exceptions as set forth in the Alaska Corporations Code.  These exceptions include action to amend the articles of incorporation of a corporation in certain specific areas including changes in the designations, preferences, limitations, or relative rights of shares of the class.

The holders of outstanding Series B preferred stock have the right to convert their shares into our Class A common stock at a specified conversion price, as adjusted.  As of December 31, 2004, Toronto Dominion remained as the sole holder of Series B preferred stock.

As of December 31, 2004, the conversion price was $5.55 per share.  Using that conversion price and assuming the conversion of all of the outstanding Series B preferred stock of the remaining holder of the Series B preferred stock as of December 31, 2004, the stock could be converted into 777,298 shares of our Class A common stock (excluding dividends accrued through that date) which would constitute approximately 1.5% of our then outstanding Class A common stock.

As a part of the terms of the issuance of the Series B preferred stock, our board increased its size by one director.  The selection and nomination of that director is subject to certain terms of the Series B Agreement.  See within this Part III, “Directors and Executive Officers of the Registrant:  Arrangements and Understandings - Rights of Holders of Series B Preferred Stock in Nomination To, or Observer Status Regarding, the Board.”

Pledged Assets and Securities.  Our obligations under our credit facilities are secured by substantially all of our assets.  Should there be a default by us under such agreements, our lenders could gain control of our assets.  We have been at all times throughout 2004 in compliance with all material terms of these credit facilities.  These obligations and pledges are further described elsewhere in this Form 10-K.

Senior Notes.  In February 2004 GCI, Inc., our wholly-owned subsidiary, sold $250 million in aggregate principal amount of senior debt securities and in December 2004 GCI, Inc. sold an additional $70 million in similar debt securities, with the full complement of $320 million due in 2014 (“Senior Notes”).  The net proceeds from the Senior Notes were used to repay our then existing $180 million in senior notes, to repay term and revolving portions of our senior credit facility totaling $53.8 million, to repurchase equity from MCI, and for other of our ongoing operations.  The initial offering of the Senior Notes (not including the subsequent $70 million issue) was later registered under the Securities Act in August 2004.  We intend to register the balance of the Senior Notes during the second quarter of 2005.

The Senior Notes are subject to the terms of an indenture (“Indenture”) entered into by GCI, Inc.  Upon the occurrence of a change of control, as defined in the Indenture, GCI, Inc. is required to offer to purchase the Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.  The Indenture provides that the Senior Notes are redeemable at the option of GCI, Inc. at specified redemption prices commencing in 2009.  The terms of the Senior Notes contain limitations on the ability of GCI, Inc. and its restricted subsidiaries to incur additional indebtedness, limitations on investments, payment of dividends and other restricted payments and limitations on liens, asset sales, mergers, transactions with affiliates and operation of unrestricted subsidiaries.  The Indenture also limits the ability of GCI, Inc. and its restricted subsidiaries to enter into or allow to exist specified restrictions on the ability of GCI, Inc. to receive distributions from restricted subsidiaries.

For purposes of the Indenture and the Senior Notes, the restricted subsidiaries consist of all of our direct or indirect subsidiaries, with the exception of the unrestricted subsidiaries, none of which existed as of December 31, 2004.  Under the terms of the Indenture an unrestricted subsidiary is a subsidiary of GCI, Inc. so designated from time to time in accordance with procedures as set forth in the Indenture.

We and GCI, Inc. were from the commencement of 2004 and up through the repayment of the previous senior notes in February 2004 fully in compliance with the material terms of the previous corresponding indenture.  In addition, we and GCI, Inc. have since the issuance of the

Senior Notes and up through December 31, 2004, been in compliance with all material terms of the Indenture including making timely payments on the obligations of GCI, Inc.

Item 13.                                                   Certain Relationships and Related Transactions.

Certain Transactions

Series B Agreement.  In 1999, we issued and sold the Series B preferred stock for $20 million, i.e., a total of 20,000 convertible, redeemable, accreting shares of our preferred stock.  Prior to that issuance, our board, by resolution, approved the Statement of Stock Designation for the issuance of Series B preferred stock and a Series B preferred stock agreement in anticipation of the issuance and sale of the stock (that designation and agreement are referred to collectively as, “Series B Agreement”).

As of December 31, 2004, Toronto Dominion was the sole holder of outstanding Series B preferred stock.  In April 2002 we agreed with Toronto Dominion to several amendments to, or waiver of rights in, the Series B Agreement.  These changes are noted in the following description of the Series B Agreement (“Amended Series B Agreement”).  The Amended Series B Agreement expressly provides that, except for the amendments set forth in that agreement, the Series B Agreement remains unchanged and in full force and effect.

The Series B Agreement includes specific rights of holders of the Series B preferred stock, including dividend rights, liquidation rights, redemption rights, voting rights, and conversion rights.  It also sets forth the terms of the sale of the stock and representations and warranties of the parties, and includes other rights of the holders of the stock, including registration rights granted to the investors.

The Series B Agreement provides that the shares of Series B preferred stock must be ranked senior to all other of our classes of equity securities.  Under that agreement, as amended, the holders of the Series B preferred stock will receive dividends at the rate of 8.5% of a liquidation preference payable semiannually, in cash.  The Series B Agreement also includes that, should we be permitted to issue equity redeemable at the option of the holder, the parties to the agreement would agree to enter into appropriate amendments to the offering to permit the holders to demand redemption at any time after the fourth anniversary of the issuance of the Series B preferred stock.  The liquidation preference specified in the Series B Agreement is $1,000 per share, plus accrued but unpaid dividends and fees.  In 2000, the Alaska legislature enacted revisions to the Alaska Corporations Code to allow an Alaska corporation, e.g., the Company, to issue such redeemable equity.  As of December 31, 2004, the Series B Agreement had not been amended to include these redemption provisions.

The Series B Agreement provides for mandatory redemption twelve years from the date of closing on the sale of stock or upon the occurrence of certain “triggering events.”  These events include an acceleration of certain of our obligations having an outstanding balance in excess of $5 million, a change in control of us, commencement of bankruptcy or insolvency proceedings against us, a breach of the limitations on certain of our long term debt set forth in the offering, a liquidation or dissolution of us, or a merger, consolidation or sale of all or substantially all of our assets which would significantly and adversely affect the rights and preferences of the outstanding Series B preferred stock.  The terms also include redemption of those shares at our option any time after the fourth anniversary of the closing.  The redemption price is the amount paid plus accrued and unpaid dividends.  The Amended Series B Agreement provides that we are not obligated to provide notice to the holders of Series B preferred stock upon the occurrence of a triggering event which results from a change of control caused by any change in ownership of us resulting in MCI owning our voting stock with less than 18% but at least 15% of the total combined voting power of our outstanding stock.

The Series B Agreement provides that the Series B preferred stock is convertible at any time into shares of our Class A common stock with a conversion price of $5.55 per share.  The terms include, in the event we shall be unable or unwilling to redeem the Series B preferred stock subject to the terms of the mandatory redemption, the investors will have the option to convert their Series B preferred stock into our Class A common stock.  The terms further include that the shares of Series B preferred stock are exchangeable, in whole but not in part, at our option into subordinated debt with terms and conditions comparable to those governing the Series B preferred stock.

The Series B Agreement provides that holders of the Series B preferred stock will have the right to vote on all matters presented for vote to holders of common stock on an as-converted basis.  Additionally, the agreement requires, as long as shares of Series B preferred stock are outstanding and unconverted, that its holders have the right to vote, as a class, and we must obtain the written consent of holders of a majority (at least 80% for the first three items) of that stock to take any of the following actions:

•                                          Amend the Articles or amend or repeal the Bylaws in a way which significantly and adversely affects the rights or preferences of holders of the outstanding Series B preferred stock.

•                                          Issue additional shares of our preferred stock except as may be required under the terms and conditions of the issuance of the Series B preferred stock.

•                                          Merge or consolidate us with another entity or sell all or substantially all of our assets, in any case where the terms of that action would significantly and adversely affect the rights, privileges, and preferences of the Series B preferred stock.

•                                          Liquidate or dissolve us.

•                                          Declare or pay any dividends on our capital stock, other than to the holders of the Series B preferred stock, or set aside any sum for any such purpose.

•                                          Purchase, redeem or otherwise acquire for value, or pay into or set aside as a sinking fund for such purpose, any of our capital stock other than the Series B preferred stock, or any warrant, option or right to purchase any such capital stock, other than that Series B preferred stock.

•                                          Take any action which would result in taxation of the holders of the Series B preferred stock under Section 305 of the Internal Revenue Code.

Of these seven specific actions, the Alaska Corporations Code, to which we are subject, generally requires shareholder approval of actions one (article amendment), three (merger and other reorganization), and four (dissolution).  The Alaska Corporations Code requires an affirmative vote by at least a simple majority of the outstanding shares to approve an amendment to corporate articles.  The code further provides that holders of outstanding shares of a class may vote as a class on such proposed amendment where the amendment addresses certain specific changes, including changes to the designations, preferences, limitations or relative rights of the shares of the class or changes which increase the rights and preference of a class having rights and preferences prior or superior to the shares of the class.  In this instance at least a simple majority of the outstanding shares, by class, would be required to approve the article amendment.

The Alaska Corporations Code further requires an affirmative vote by at least two-thirds of the outstanding shares (and by at least two-thirds of the outstanding shares per class, if a class of shares is entitled to vote) to approve a merger, consolidation, sale of assets not in the regular course of business, or dissolution of a corporation.  The code allows a corporation to specify in its articles of incorporation that its board shall have the exclusive right to adopt, alter, amend or repeal its bylaws.  The Articles provide that our board has that exclusive right with respect to the Bylaws.  The other four specific actions, i.e., two (issuance of additional shares), five (declaration of dividends), six (purchase of capital stock), and seven (action adverse to taxation position regarding the Series B preferred stock), typically do not require shareholder approval.  That is, under the present Articles, these four actions, normally, are matters upon which our board has authority to act.

At the 2000 annual meeting, our shareholders approved an amendment to the Articles, allowing us to enter into agreements for the sale of preferred stock with no restriction on voting rights by class.  These amendments to the Articles were subsequently filed with the State of Alaska and became effective July 31, 2000.  With this change, we could call-in and reissue the Series B preferred stock to eliminate from the triggering events a reorganization of us.  As of December 31, 2004, we had not yet negotiated such terms with the present holders of Series B preferred stock.

The holders of Series B preferred stock have other rights with respect to membership on our board or observing status at board meetings as described elsewhere in this Part III.  See within this Part III, “Directors and Executive Officers of the Registrant:  Arrangements and Understandings – Rights of Holders of Series B Preferred Stock in Nomination To or Observer Status Regarding the Board.”

The Series B Agreement provides that the holders of the Series B preferred stock will have a right of first refusal to acquire up to a total of $5 million in the next private financing that we might choose to initiate.

The Series B preferred stock is convertible at any time into our Class A common stock with registration rights.  See below within this section, “– Certain Transactions: Registration Rights Agreements.”

MCI Agreements.  As of December 31, 2004, we continued to have a significant business relationship with MCI, including the following:

•                                          Under the MCI Traffic Carriage Agreement, we agreed to terminate all Alaska-bound MCI long distance traffic, to handle its toll-free 800 traffic originating in Alaska and terminating in the lower 49 states, its calling card customers when they are in Alaska, and its Alaska toll-free 800 traffic, and to provide data circuits to MCI as required.

•                                          Under a separate Company Traffic Carriage Agreement, MCI agreed to terminate certain of our long-distance traffic terminating in the lower 49 states, excluding Washington, Oregon and Hawaii, to originate calls for our calling card customers when they are in the lower 49 states, to provide toll-free 800 service for our customer requirements outside of Alaska, and to provide certain Internet access services.

•                                          Two officers and employees of MCI (Messrs. Edgerton and Mooney) serve as our directors.  See within this Part III, “Directors and Executive Officers of the Registrant:  Identification.”

•                                          In June 2000 we granted stock options to certain of our directors or the company for which each may have been employed (options to Mr. Mooney and another former director were granted to WorldCom Ventures, Inc., a wholly-owned indirect subsidiary of MCI).

•                                          We are a party to registration rights agreements with MCI regarding our Class B common stock.  See below within this section, “– Registration Rights Agreements.”

On July 21, 2002 MCI and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court.  On July 22, 2003 the United States Bankruptcy Court approved the settlement of pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI.  MCI emerged from bankruptcy protection on April 20, 2004.  The remaining balance owed by MCI to us after this settlement was $11.1 million which we have used and plan to continue to use as a credit against amounts payable for services purchased from MCI.  The MCI settlement and release agreement are further discussed elsewhere in the Form 10-K.  As of December 31, 2004, MCI was in compliance with the terms of those agreements.

Revenues attributed to the MCI Traffic Carriage Agreement in 2004 were approximately $81,741,000, or approximately 19.2% of total revenues.  Payments by us to MCI under the Company Traffic Carriage Agreement in 2004 in the form of credits applied to our receivables from MCI were approximately $4.2 million, or approximately 3.0% of total cost of sales and services.  The MCI Traffic Carriage Agreement provides for a term to July 2008.

Duncan Leases.  We entered into a long-term capital lease agreement (“Duncan Lease”) in 1991 with a partnership in which Mr. Duncan held a 50% ownership interest.  Mr. Duncan sold his interest in the partnership in 1992 to Dani Bowman, who later became Mr. Duncan’s spouse.  However, Mr. Duncan remains a guarantor on the note which was used to finance the acquisition of the property subject to the Duncan Lease.  That property consists of a building presently occupied by us.  The original Duncan Lease term was 15 years with monthly payments of $14,400, increasing in $800 increments at each two-year anniversary of the lease, beginning in 1993.

As of December 31, 2004, the monthly payments were $20,860 per month.  The Duncan Lease provided that, if the property was not sold prior to the end of the tenth year of the lease, the partnership would pay to us the greater of one-half of the appreciated value of the property over $1,035,000, or $500,000.  We received payment of $500,000 in the form of a note in February 2002.  The property subject to the Duncan Lease was capitalized in 1991 at the partnership’s cost of $900,000, and the Duncan Lease obligation was recorded in the consolidated financial statements of the Company.

On September 11, 1997, we purchased, for $150,000, a parcel of property adjoining the property subject to the Duncan Lease.  The parcel was purchased to provide space for additional parking facilities for our use of the adjoining property under the Duncan Lease.  A portion of the parcel, valued at $87,900, was simultaneously deeded to Dani Bowman in order to accommodate the platting requirements of the Municipality of Anchorage necessary to allow use of the parcel for parking facilities.  In June 1999, we agreed, in exchange for a payment of $135,000, to extend the lease term for an additional five-year term expiring September 30, 2011 at a rental rate of $20,000 per month and to incorporate the adjoining property into the lease agreement.  The lease was further amended in 2002 to increase the rental rate to $20,860 per month for the period October 1, 2003 through September 30, 2006, and to increase the rental rate to $21,532 per month for the period October 1, 2006 through September 30, 2011, the end of the lease term.

In January 2001 we entered into an aircraft operating lease agreement with a company owned by Mr. Duncan.  The lease agreement is month-to-month and may be terminated at any time upon 120 days written notice.  Upon executing the lease agreement, the lessor was granted an option to purchase 250,000 shares of our Class A common stock at $6.50 per share, all of which were fully exercisable as of December 31, 2004.  We paid a deposit of $1.5 million to the lessor in connection with the lease agreement.  The deposit will be repaid to us upon the earlier of six months after the lease terminates or nine months after the date of a termination notice as provided in the lease agreement.  Effective in January 2002 the lease payment was increased to $50,000 per month and the lessor agreed to repay the deposit upon termination of the lease.  We agreed to allow the lessor, at its option, to repay the deposit with Company common stock, assuming such repayment did not violate any covenants in our preferred stock agreements or credit facilities.  On February 25, 2005 we amended the aircraft operating lease to accommodate the lessor’s purchase of a replacement aircraft.  The amendment increases the monthly lease rate from $50,000 to $75,000 upon the earlier of the sale of the aircraft covered by the original lease agreement or May 25, 2005.  Prior to the sale of the aircraft covered by the original lease agreement or May 25, 2005, we pay a monthly lease rate of $125,000.  Other terms of the lease were not changed.

Indebtedness of Management

Federal securities law prohibits public companies, e.g., the Company, from extending, maintaining or arranging credit to, for, or on behalf of its executive officers and directors.  Loans made before July 29, 2002 are grandfathered, i.e., allowed to remain effective.  However, material modifications of grandfathered loans are prohibited.  The several existing loans to the Named Executive Officers are subject to those provisions of the act and must be paid off in accordance with their terms.

A significant portion of the compensation paid to our executive officers is in the form of stock options.  Because insider sales of our capital stock upon exercise of such options might have a negative impact on the price of our common stock, our board had encouraged our executive officers not to exercise stock options and sell the underlying stock to meet personal financial requirements.  We had instead extended loans to such executive officers.  As of December 31, 2004, total indebtedness of management was $6,636,491 (including accrued interest of $834,381), $350,000 in principal amount of which was secured by shares or options, and $5,452,110 of which was unsecured.

The largest aggregate principal amount of indebtedness owed by executive officers since the beginning of 2004 through December 31, 2004, and the amount of principal and accrued interest that remained outstanding as of December 31, 2004 were as follows (executive officers not listed had no indebtedness to us during that period):

Name	Largest Aggregate Principal Amount Outstanding ($)	Principal Amount Outstanding as of December 31, 2004 ($)	Interest Amount Outstanding as of December 31, 2004 ($)
Ronald A. Duncan	4,333,278	3,666,890	632,106

G. Wilson Hughes	1,486,763	1,486,763	2,800

William C. Behnke	933,426	350,000	130,837

Richard P. Dowling	1,275,981	25,000	3,339

John M. Lowber	369,058	273,457	65,299

Richard D. Westlund	621,381	-0-	-0-

Mr. Duncan’s loans were made for his personal use and to exercise rights under stock option agreements.  The loans accrue interest at the prime rate as published in the Wall Street Journal and are unsecured.  The first repayment installment became due on December 31, 2003 in the amount of $750,000.  Subsequent installments become due in that amount on each of December 31, 2004 through 2007, with any remaining balance due on February 8, 2007, together with accrued interest.  The loan agreement included a provision that allowed a $500,000 payment, that would otherwise have been due on December 31, 2002, to be extended to February 8, 2007 in exchange for a payment of $25,000.  The payment date was extended in return for Mr. Duncan’s payment of $25,000 to us on December 31, 2002.  The amounts due may be paid in either cash or stock.  Payments in stock will be valued at the closing price of the stock on the date of payment.  Payments in stock are subject to the covenants in our preferred stock agreements and credit facilities.

In addition to the previously described indebtedness of Mr. Duncan, during 2002 we made payments to others on behalf of Mr. Duncan in the amount of $6,373. The cumulative amount of these payments by us during 2004 totaled $6,030.  The payments bear no interest, and we were reimbursed by Mr. Duncan for them.  A credit balance of $6,897 due Mr. Duncan remained outstanding as of December 31, 2004.

Mr. Hughes’ loans were made for his personal use and to exercise rights under stock option agreements with us.  The loans accrue interest at our variable rate under our senior credit facility, are unsecured, and become due together with accrued interest through December 3, 2006.

Mr. Behnke’s loans were made for his personal use and to exercise rights under stock option agreements with us.  Mr. Behnke’s notes are secured by Class A common stock held by Mr. Behnke.  Mr. Behnke’s loans bear interest at our variable rate under our senior credit facility.  The notes are due, together with accrued interest, in November and December 2006.

The remaining $25,000 owed by Mr. Dowling is unsecured, is payable in full on December 31, 2006 and bears interest at our variable rate under our senior credit facility.

The loans to Mr. Lowber were made for his personal use and to exercise rights under stock option agreements with us.  Notes in the principal amount of $150,122 bear interest at our variable rate under our senior credit facility, and the remaining principal amount of $123,335 bears interest at a rate of 6.49% per annum.  So long as Mr. Lowber remains in our employ, the accrued interest on the $123,335 note is to be waived at the beginning of each year.  The loans are unsecured and are due through June 30, 2006.

Registration Rights Agreements

We are a party to registration rights agreements (“Registration Rights Agreements”) with the following:

•                                          MCI (including subsidiaries) regarding all shares it holds in our Class B common stock

•                                          Toronto Dominion regarding all shares it holds in our Series B preferred stock

•                                          Several investors who presently hold $70 million of the Senior Notes issued in November 2004 and for which the Company is obligated to file a registration statement by April 6, 2005

MCI and Toronto Dominion are significant shareholders of the indicated classes or series of Company stock.  For example, Toronto Dominion is the holder of all 4,314 shares outstanding of the Series B preferred stock.  For holdings of other classes see elsewhere in this Part III, “Security Ownership of Certain Beneficial Owners and Management:  Ownership of Company – Principal Shareholders.”  As of December 31, 2004, none of these persons or their affiliates, other than those identified elsewhere in this Part III, were our directors, officers, nominees for election as directors, or members of the immediate family of such directors, officers, or nominees.

The terms of the Registration Rights Agreements with MCI and Toronto Dominion share several common terms.  The basic terms are as follows.  If, in the case of either agreement, we propose to register any of our securities under the Securities Act of 1933, as amended

(“Securities Act”) for our own account or for the account of one or more of our shareholders, we must notify all of the holders under the agreement of that intent.  In addition, we must allow the holders an opportunity to include their shares (“Registerable Shares”) in that registration.

Under both the MCI and Toronto Dominion Registration Rights Agreements, each holder also has the right, under certain circumstances, to require us to register all or any portion of such holder’s Registerable Shares under the Securities Act.  These agreements are both subject to certain limitations and restrictions, including, in cases other than the Series B preferred stock, our right to limit the number of Registerable Shares included in the registration.  Generally, we are required to pay all registration expenses in connection with each registration of Registerable Shares pursuant to these agreements.

The Registration Rights Agreement between MCI and us, dated June 30, 2001, specifically requires us to effect no more than four demand registrations at the request of MCI and an unlimited number of opportunities to include its Registerable Shares in other of our security registrations.  However, each registration request by MCI must include Registerable Shares having an aggregate market value equal to or more than $1.5 million.  The agreement between Toronto Dominion and us, dated April 30, 1999 pertains to Class A common stock which is issued by us upon the holder’s exercise of rights to convert the preferred stock to Class A common stock.  The agreement specifically requires us to effect no more than two registrations at the request of holders of at least 15% of the registerable securities.

Item 14.                                                   Principal Accountant Fees and Services.

Overview

Our Audit Committee has retained KPMG LLP as our External Auditor, i.e., independent certified public accountants for us, during 2004.  It is anticipated that the Audit Committee will appoint KPMG LLP as our External Auditor for 2005.  A representative of KPMG LLP is expected to be present at our annual meeting.  The representative will have the opportunity to make a statement, if so desired, and will be able to respond to appropriate questions.

Pre-Approval Policies and Procedures

We have established as policy, through the adoption of the Audit Committee Charter that, before our External Auditor is engaged by us to render audit services, the engagement must be approved by the Audit Committee.

While our Audit Committee may, in the alternative, establish specific additional pre-approval policies and procedures to be followed in selection and engagement of an External Auditor and which are detailed as to the particular service, require that the Audit Committee is informed of each service and require that such policies and procedures do not include delegation of the committee’s responsibilities under the Exchange Act to our management, the committee has not established such alternative to its direct pre-approval of our External Auditor.

Our pre-approval policies and procedures with respect to Non-Audit Services include as a part of the Audit Committee Charter that the Audit Committee may choose any of the following options for approving such services:

•                                          Full Audit Committee - The full Audit Committee can consider each Non-Audit Service.

•                                          Designee - The Audit Committee can designate one of its members to approve a Non-Audit Service, with that member reporting approvals to the full committee.

•                                          Pre-Approval of Categories - The Audit Committee can pre-approve categories of Non-Audit Services.  Should this option be chosen, the categories must be specific enough to ensure both of the following -

•                                          The Audit Committee knows exactly what it is approving and can determine the effect of such approval on auditor independence.

•                                          Management will not find it necessary to decide whether a specific service falls within a category of pre-approved Non-Audit Service.

The Audit Committee’s pre-approval of Non-Audit Services may be waived under specific provisions of the Audit Committee Charter.  The prerequisites for waiver are as follows: (1) the aggregate amount of all Non-Audit Services constitutes not more than 5% of the total amount of revenue paid by us to the External Auditor during the fiscal year in which those services are provided; (2) the service is originally thought to be a part of an audit by our External Auditor; (3) the service turns out to be a Non-Audit Service; and (4) the service is promptly brought to the attention of the Audit Committee and approved prior to completion of the audit by the committee or by one or more members of the committee who are members of our board to whom authority to grant such approvals has been delegated by the committee.

Fees and Services

KPMG LLP has provided certain audit, audit-related, and tax services, the aggregate fees billed in each of these categories for each of the past two fiscal years are as follows:

•                                          Audit Fees - Were $595,100 and $231,001 for 2004 and 2003, respectively.  Included in this category are fees for our annual financial statement audit, quarterly financial statement reviews, and reviews of other filings by us with the SEC.

•                                          Audit-Related Fees - Were $140,000 and $14,500 for 2004 and 2003, respectively.  Included in this category are fees for the audit of the Stock Purchase Plan and review of the related annual report on Form 11-K filed with the SEC.

•                                          Tax Fees - Were $29,525 and $24,375 for 2004 and 2003, respectively.  Included in this category are fees for review of our state and federal income tax returns and consultation on various tax matters.

•                                          All Other Fees - $244,469 for 2004 and $25,676 for 2003.

During 2004, there were no waivers of our Audit Committee pre-approval policy.

Item 15(b).  Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company dated December 18, 2000 (30)
3.2	Amended and Restated Bylaws of the Company dated January 28, 2000 (28)
10.3	Westin Building Lease (5)
10.4	Duncan and Hughes Deferred Bonus Agreements (6)
10.5	Compensation Agreement between General Communication, Inc. and William C. Behnke dated January 1, 1997 (19)
10.6	Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska (3)
10.7	1986 Stock Option Plan, as amended (21)
10.13	MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (8)
10.14	Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (8)
10.15	Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
10.16	Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
10.17	Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
10.19	Summary Plan Description pertaining to Qualified Employee Stock Purchase Plan of General Communication, Inc., as amended and restated January 1, 2003 (37)
10.20	The GCI Special Non-Qualified Deferred Compensation Plan (11)
10.21	Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI Communication Corp. (11)
10.25	Licenses: (5)
10.25.1	214 Authorization
10.25.2	International Resale Authorization
10.25.3	Digital Electronic Message Service Authorization
10.25.4	Fairbanks Earth Station License
10.25.5	Fairbanks (Esro) Construction Permit for P-T-P Microwave Service
10.25.6	Fairbanks (Polaris) Construction Permit for P-T-P Microwave Service
10.25.7	Anchorage Earth Station Construction Permit
10.25.8	License for Eagle River P-T-P Microwave Service
10.25.9	License for Juneau Earth Station
10.25.10	Issaquah Earth Station Construction Permit
10.26	ATU Interconnection Agreement between GCI Communication Corp. and Municipality of Anchorage, executed January 15, 1997 (18)
10.29	Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (12)
10.30	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and Alaska Cablevision, Inc. (12)
10.31	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and McCaw/Rock Homer Cable System, J.V. (12)
10.32	Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and McCaw/Rock Seward Cable System, J.V. (12)

Exhibit No.	Description
10.33	Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among General Communication, Inc., and the Prime Sellers Agent (13)
10.34	First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (13)
10.36	Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order U-96-89(8) dated January 14, 1997 (18)
10.37	Amendment to the MCI Carrier Agreement executed April 20, 1994 (18)
10.38	Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (16)
10.39	MCI Carrier Addendum—MCI 800 DAL Service effective February 1, 1994 (16)
10.40	Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (16)
10.41	Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (16)
10.42	Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (18)
10.43	Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (16)
10.44	Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (20)
10.45	First Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated April 1, 1996 (20)
10.46	Service Mark License Agreement between MCI Communications Corporation and General Communication, Inc. dated April 13, 1994 (19)
10.47	Radio Station Authorization (Personal Communications Service License), Issue Date June 23, 1995 (19)
10.50	Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc. and GCI Network Systems dated April 1, 1992 (20)
10.51	Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August 1, 1996 (20)
10.52	Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc. (3)
10.54	Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings dated September 23, 1996 (19)
10.55	Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (19)
10.58	Employment and Deferred Compensation Agreement between General Communication, Inc. and John M. Lowber dated July 1992 (19)
10.59	Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated August 15, 1994 (19)
10.60	Transponder Lease Agreement between General Communication Incorporated and Hughes Communications Satellite Services, Inc., executed August 8, 1989 (9)
10.61	Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and Hughes Communications Galaxy, Inc. dated August 24, 1995 (19)
10.62	Order Approving Application, Subject to Conditions; Requiring Filing; and Approving Proposed Tariff on an Inception Basis, dated February 4, 1997 (19)
10.66	Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp. dated as of July 11, 1997. (23)
10.67	Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System Partnership Contract Variation No. 1 dated as of December 1, 1997. (23)
10.71	Third Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated February 27, 1998 (25)
10.77	General Communication, Inc. Preferred Stock Purchase Agreement (26)
10.78	Qualified Employee Stock Purchase Plan of General Communication, Inc., as amended and restated January 01, 2003 (37)
10.79	Statement of Stock Designation (Series B) (26)

Exhibit No.	Description
10.80	Fourth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom. (27)
10.82	Lease Intended for Security between GCI Satellite Co., Inc. and General Electric Capital Corporation (29)
10.89

Fifth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc., formerly known as MCI Telecommunications Corporation dated August 7, 2000 • (31)

10.90

Sixth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc., formerly known as MCI Telecommunications Corporation dated February 14, 2001 • (31)

10.91

Seventh Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc., formerly known as MCI Telecommunications Corporation dated March 8, 2001 • (31)

10.99	Statement of Stock Designation (Series C) (34)
10.100	Contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated March 12, 2002 • (35)
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

10.108	Bonus Agreement between General Communication, Inc. and Wilson Hughes (39)
10.109	Eighth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc. • (39)

Exhibit No.	Description
10.110	Settlement and Release Agreement between General Communication, Inc. and WorldCom, Inc. (39)
10.111

Credit, Guaranty, Security and Pledge Agreement between GCI Holdings, Inc. and Credit Lyonnais New York Branch as Administrative Agent, Issuing Bank, Co-Bookrunner and Co-Arranger, General Electric Capital Corporation as Documentation Agent, Co-Arranger and Co-Bookrunner and CIT Lending Services Corporation as Syndication Agent, dated as of October 30, 2003 (40)

10.112	Waiver letter agreement dated as of February 13, 2004 for Credit, Guaranty, Security and Pledge Agreement (41)
10.113	Indenture dated as of February 17, 2004 between GCI, Inc. and The Bank of New York, as trustee (41)
10.114

Registration Rights Agreement dated as of February 17, 2004, among GCI, Inc., and Deutsche Bank Securities Inc., Jefferies & Company, Inc., Credit Lyonnais Securities (USA), Inc., Blaylock & Partners, L.P., Ferris, Baker Watts, Incorporated, and TD Securities (USA), Inc., as Initial Purchasers (41)

10.115	Amended and Restated 1986 Stock Option Plan of General Communication, Inc. as of June 7, 2002 (filed as an exhibit to the Company’s Proxy Statement dated April 30, 2004) (44)
10.116	Audit Committee Charter (filed as Appendix I to the Company’s Proxy Statement dated April 30, 2004) (42)
10.117	Nominating and Corporate Governance Committee Charter (42)
10.119

Amendment No. 1 dated February 2, 2004 to the Credit, Guaranty, Security and Pledge Agreement between GCI Holdings, Inc. and Credit Lyonnais New York Branch as administrative agent for the Lenders, issuing bank, co-bookrunner and co-arranger (the “Administrative Agent”), General Electric Capital Corporation as documentation agent, co-arranger and co-bookrunner and CIT Lending Services Corporation as Syndication Agent (43)

10.120

Amendment No. 2 dated May 21, 2004 to the Credit, Guaranty, Security and Pledge Agreement between GCI Holdings, Inc. and Calyon New York Branch (successor-in-interest to Credit Lyonnais New York Branch) as administrative agent for the Lenders, issuing bank, co-bookrunner and co-arranger (the “Administrative Agent”), General Electric Capital Corporation as documentation agent, co-arranger and co-bookrunner and CIT Lending Services Corporation as Syndication Agent (43)

10.121

First amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated July 24, 2002 • (43)

10.122

Second amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated December 31, 2003 (43)

10.123

Third amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated February 19, 2004 • (43)

10.124

Fourth amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated June 30, 2004 • (43)

10.125

Amendment No. 3 dated November 17, 2004 to the Credit, Guaranty, Security and Pledge Agreement between GCI Holdings, Inc. and Calyon New York Branch (successor-in-interest to Credit Lyonnais New York Branch) as administrative agent for the Lenders, issuing bank, co-bookrunner and co-arranger (the “Administrative Agent”), General Electric Capital Corporation as documentation agent, co-arranger and co-bookrunner and CIT Lending Services Corporation as Syndication Agent (45)

Exhibit No.	Description
14	Code Of Business Conduct and Ethics (originally reported as exhibit 10.118) (42)
21.1	Subsidiaries of the Registrant (45)
23.1	Consent of KPMG LLP (Independent Public Accountant for Company) (45)
31	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (45)
99	Additional Exhibits:
99.1	The Articles of Incorporation of GCI Communication Corp. (2)
99.2	The Bylaws of GCI Communication Corp. (2)
99.7	The Bylaws of GCI Cable, Inc. (14)
99.8	The Articles of Incorporation of GCI Cable, Inc. (14)
99.15	The Bylaws of GCI Holdings, Inc. (19)
99.16	The Articles of Incorporation of GCI Holdings, Inc. (19)
99.17	The Articles of Incorporation of GCI, Inc. (18)
99.18	The Bylaws of GCI, Inc. (18)
99.19	The Bylaws of GCI Transport, Inc. (23)
99.20	The Articles of Incorporation of GCI Transport, Inc. (23)
99.21	The Bylaws of Fiber Hold Co., Inc. (23)
99.22	The Articles of Incorporation of Fiber Hold Co., Inc. (23)
99.23	The Bylaws of GCI Fiber Co., Inc. (23)
99.24	The Articles of Incorporation of GCI Fiber Co., Inc. (23)
99.25	The Bylaws of GCI Satellite Co., Inc. (23)
99.26	The Articles of Incorporation of GCI Satellite Co., Inc. (23)
99.27	The Partnership Agreement of Alaska United Fiber System (23)
99.28	The Bylaws of Potter View Development Co., Inc. (32)
99.29	The Articles of Incorporation of Potter View Development Co., Inc. (32)
99.30	The Bylaws of GCI American Cablesystems, Inc. (34)
99.31	The Articles of Incorporation of GCI American Cablesystems, Inc. (34)
99.32	The Bylaws of GCI Cablesystems of Alaska, Inc. (34)
99.33	The Articles of Incorporation of GCI Cablesystems of Alaska, Inc. (34)
99.34	The Bylaws of GCI Fiber Communication, Co., Inc. (34)
99.35	The Articles of Incorporation of GCI Fiber Communication, Co., Inc. (34)
99.37	The Articles of Incorporation of Wok 1, Inc. (38)
99.38	The Bylaws of Wok 1, Inc. (38)
99.39	The Articles of Incorporation of Wok 2, Inc. (38)
99.40	The Bylaws of Wok 2, Inc. (38)

•                                          Certain information has been redacted from this document which we desire to keep undisclosed.

*                                         Filed herewith.

Exhibit Reference	Description
2	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1990
3	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1991
5	Incorporated by reference to The Company’s Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986

Exhibit Reference	Description
6	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1989.
8	Incorporated by reference to The Company’s Current Report on Form 8-K dated June 4, 1993.
9	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
10	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
11	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
12	Incorporated by reference to The Company’s Form S-4 Registration Statement dated October 4, 1996.
13	Incorporated by reference to The Company’s Current Report on Form 8-K dated November 13, 1996.
14	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
16	Incorporated by reference to The Company’s Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.
18	Incorporated by reference to The Company’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
19	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
20	Incorporated by reference to The Company’s Amendment No. 2 to Form S-3/A Registration Statement (File No. 333-28001) dated July 21, 1997.
21	Incorporated by reference to The Company’s Amendment No. 3 to Form S-3/A Registration Statement (File No. 333-28001) dated July 22, 1997.
23	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
24	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
25	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
26	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
27	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
28	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
29	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
30	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
31	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
32	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
33	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
34	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
35	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

Exhibit Reference	Description
36	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
37	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
38	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
39	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
40	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
41	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
42	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
43	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
44	Incorporated by reference to The Company’s Annual Definitive Proxy Statement on Form 14A filed on April 30, 2004.
45	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed March 15, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

	By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President
(Chief Executive Officer)

Date: April 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Donne F. Fisher	Chairman of Board and Director	April 25, 2005
Donne F. Fisher

/s/ Ronald A. Duncan	President and Director	April 25, 2005
Ronald A. Duncan	(Principal Executive Officer)

/s/ Stephen M. Brett	Director	April 25, 2005
Stephen M. Brett

/s/ Jerry A. Edgerton	Director	April 25, 2005
Jerry A. Edgerton

/s/ William P. Glasgow	Director	April 25, 2005
William P. Glasgow

/s/ Stephen R. Mooney	Director	April 18, 2005
Stephen R. Mooney

/s/ Stephen A. Reinstadtler	Director	April 25, 2005
Stephen A. Reinstadtler

/s/ James M. Schneider	Director	April 25, 2005
James M. Schneider

/s/ John M. Lowber	Senior Vice President, Chief Financial	April 25, 2005
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Alfred J. Walker	Vice President, Chief Accounting Officer	April 25, 2005
Alfred J. Walker	(Principal Accounting Officer)