Form 10-Q
period 2005-06-30
GENERAL COMMUNICATION INC
filed 2005-08-09
CIK 808461

As filed with the Securities and Exchange Commission on August 9, 2005

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

                  For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the registrant's classes of common stock as of July 28, 2005 was:

                 51,148,641 shares of Class A common stock; and
                    3,846,824 shares of Class B common stock.

                                      GENERAL COMMUNICATION, INC.
                                             FORM 10-Q
                                  FOR THE QUARTER ENDED JUNE 30, 2005

                                         TABLE OF CONTENTS
                                                                                                       Page No.
                                                                                                       --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of June 30, 2005
                       (unaudited) and December 31, 2004..................................................6

                    Consolidated Statements of Income for the
                       three and six months ended June 30, 2005 (unaudited)
                       and 2004 (unaudited)...............................................................8

                    Consolidated Statements of Stockholders' Equity
                       for the six months ended June 30, 2005
                       (unaudited) and 2004 (unaudited)...................................................9

                    Consolidated Statements of Cash Flows for the six
                       months ended June 30, 2005 (unaudited)
                       and 2004 (unaudited)...............................................................11

                    Notes to Interim Condensed Consolidated Financial
                       Statements (unaudited).............................................................12

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................26

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................57

         Item 4.    Controls and Procedures...............................................................57

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................58

         Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...........................59

         Item 4.    Submission of Matters to a Vote of Security Holders...................................60

         Item 5.    Other Information.....................................................................60

         Item 6.    Exhibits..............................................................................61

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

     o Local and general market conditions and obstacles, including possible material adverse changes in the economic conditions in the markets we serve and in general economic conditions; the continuing impact of the current stagnant communications industry due to high levels of competition in the long-distance market resulting in continuing pressures to reduce prices; and an oversupply of long-haul capacity and high debt loads;
     o The efficacy of laws enacted by Congress and the State of Alaska legislature; rules and regulations to be adopted by the Federal Communications Commission ("FCC") and state public regulatory agencies to implement the provisions of the 1996 Telecom Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
     o The outcome of our negotiations with Incumbent Local Exchange Carriers ("ILECs") and state regulatory arbitrations and approvals with respect to interconnection agreements;
     o Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the Regulatory Commission of Alaska ("RCA"), and adverse outcomes from regulatory proceedings;
     o  Changes in regulations governing Unbundled Network Elements ("UNEs");
     o Changes in the treatment or classification of services using a particular technology, including Internet protocol;
     o Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include long-distance, local, cable, Internet, and cellular telephone services;
     o The extent and pace at which different competitive environments develop for each segment of our business;

     o The extent and duration for which competitors from each segment of the communications industries are able to offer combined or full service packages prior to our being able to do so;
     o Competitor responses to our products and services and overall market acceptance of such products and services;
     o Our ability to purchase network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local telephone service at competitive rates;
     o Success and market acceptance for new initiatives, some of which are untested;
     o The level and timing of the growth and profitability of existing and new initiatives, particularly local telephone services expansion including deploying digital local telephone service and wireless services;
     o Start-up costs associated with entering new markets, including advertising and promotional efforts;
     o Risks relating to the operations of new systems and technologies and applications to support new initiatives;
     o The risks associated with technological requirements, technology substitution and changes and other technological developments;
     o  Prolonged service interruptions which could affect our business;
     o Development and financing of communications, local telephone, wireless, Internet and cable networks and services;
     o Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements and the consequences of increased leverage;
     o  Availability of qualified personnel;
     o Uncertainties in federal military spending levels in markets in which we operate;
     o Uncertainties surrounding the 2005 base realignment and closure program and proposed military base closures in markets in which we operate;
     o The effect on us of industry consolidation including the potential acquisition of one or more of our large wholesale customers by a company with commercial relationships with other providers and the ongoing global and domestic trend towards consolidation in the communications industry, which may result in our competitors being larger and better financed with extensive resources and greater geographic reach, allowing them to compete more effectively;
     o The effect on us of pricing pressures, new program offerings and continuing market consolidation in the markets served by our major customer, MCI, Inc. ("MCI") and our other common carrier customers; and
     o Other risks detailed from time to time in our periodic reports filed with the SEC.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                        GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)                                                                             (Unaudited)
                                                                                                     June 30,       December 31,
                            ASSETS                                                                     2005             2004
--------------------------------------------------------------------------------------------    ----------------- ----------------
Current assets:
  Cash and cash equivalents                                                                    $       17,625           31,452
                                                                                                ----------------- ----------------

  Receivables                                                                                          75,723           74,429
  Less allowance for doubtful receivables                                                               2,489            2,317
                                                                                                ----------------- ----------------
     Net receivables                                                                                   73,234           72,112

  Deferred income taxes, net                                                                           14,279           13,893
  Prepaid expenses                                                                                      7,211            7,907
  Property held for sale                                                                                3,414            2,282
  Inventories                                                                                           1,499            1,215
  Notes receivable from related parties                                                                   399              475
  Other current assets                                                                                  1,297            2,429
                                                                                                ----------------- ----------------
     Total current assets                                                                             118,958          131,765
                                                                                                ----------------- ----------------

Property and equipment in service, net of depreciation                                                428,425          432,249
Construction in progress                                                                               36,972           22,505
                                                                                                ----------------- ----------------
     Net property and equipment                                                                       465,397          454,754
                                                                                                ----------------- ----------------

Cable certificates                                                                                    191,241          191,241
Goodwill                                                                                               41,972           41,972
Other intangible assets, net of amortization of $2,230 and $1,625 at June 30, 2005 and
  December 31, 2004, respectively                                                                       6,496            6,265
Deferred loan and senior notes costs, net of amortization of $3,532 and $2,602 at June 30,
  2005 and December 31, 2004, respectively                                                              9,497           10,341
Notes receivable from related parties                                                                   3,395            3,345
Other assets                                                                                           12,010            9,508
                                                                                                ----------------- ----------------
     Total other assets                                                                               264,611          262,672
                                                                                                ----------------- ----------------
       Total assets                                                                            $      848,966          849,191
                                                                                                ================= ================

See accompanying notes to interim condensed consolidated financial statements.

                                       6                             (Continued)

                                        GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                        (Continued)
(Amounts in thousands)                                                                             (Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND                                                         June 30,       December 31,
  STOCKHOLDERS' EQUITY                                                                                 2005             2004
--------------------------------------------------------------------------------------------    ----------------- ----------------
Current liabilities:
  Current maturities of obligations under long-term debt and capital leases                    $       22,467            6,407
  Accounts payable                                                                                     28,305           28,742
  Accrued payroll and payroll related obligations                                                      15,896           15,350
  Deferred revenue                                                                                     15,147           16,253
  Accrued interest                                                                                      8,724            8,747
  Accrued liabilities                                                                                   5,787            6,849
  Subscriber deposits                                                                                     389              437
                                                                                                ----------------- ----------------
    Total current liabilities                                                                          96,715           82,785

Long-term debt                                                                                        421,352          436,969
Obligations under capital leases, excluding current maturities                                         29,664           32,750
Obligation under capital lease due to related party, excluding current maturity                           652              672
Deferred income taxes, net of deferred income tax benefit                                              56,906           49,111
Other liabilities                                                                                       9,541            8,385
                                                                                                ----------------- ----------------
    Total liabilities                                                                                 614,830          610,672
                                                                                                ----------------- ----------------

Redeemable preferred stock                                                                                ---            4,249
                                                                                                ----------------- ----------------

Stockholders' equity:
  Common stock (no par):
    Class A. Authorized 100,000 shares; issued 51,028 and 51,825 shares at June 30, 2005
     and December 31, 2004, respectively                                                              178,814          186,883

    Class B. Authorized 10,000 shares; issued 3,850 and 3,862 shares at June 30,
     2005 and December 31, 2004, respectively; convertible on a share-per-share
     basis into Class A common stock                                                                    3,248            3,248

    Less cost of 295 and 288 Class A common shares held in treasury at June 30,
     2005 and December 31, 2004, respectively                                                          (1,732)          (1,702)

 Paid-in capital                                                                                       15,157           14,957
 Notes receivable with related parties issued upon stock option exercise                               (2,978)          (3,016)
 Retained earnings                                                                                     41,627           33,900
                                                                                                ----------------- ----------------
    Total stockholders' equity                                                                        234,136          234,270
                                                                                                ----------------- ----------------
Commitments and contingencies

    Total liabilities, redeemable preferred stock, and stockholders' equity                    $      848,966          849,191
                                                                                                ================= ================
See accompanying notes to interim condensed consolidated financial statements.

                                        GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)
                                                                               Three Months Ended           Six Months Ended
                                                                                     June 30,                    June 30,
(Amounts in thousands, except per share amounts)                                2005         2004           2005        2004
                                                                            ----------- ------------    ----------- ------------
Revenues                                                                   $  110,665      103,786        217,175     212,702

Cost of goods sold (exclusive of depreciation, amortization and
  accretion shown separately below)                                            36,045       33,257         71,245      72,002
Selling, general and administrative expenses                                   38,019       36,102         75,199      71,506
Bad debt expense (recovery)                                                       194         (487)          (159)       (884)
Depreciation, amortization and accretion expense                               18,397       15,704         36,151      31,462
                                                                            ----------- ------------    ----------- ------------
     Operating income                                                          18,010       19,210         34,739      38,616
                                                                            ----------- ------------    ----------- ------------

Other income (expense):
   Interest expense                                                            (8,354)      (6,036)       (16,636)    (13,553)
   Loss on early extinguishment of debt                                           ---          ---            ---      (6,136)
   Amortization and write-off of loan and senior notes fees                      (448)        (387)          (931)     (3,014)
   Interest income                                                                112           79            291         187
                                                                            ----------- ------------    ----------- ------------
     Other expense, net                                                        (8,690)      (6,344)       (17,276)    (22,516)
                                                                            ----------- ------------    ----------- ------------

     Net income before income taxes                                             9,320       12,866         17,463      16,100

Income tax expense                                                              4,036        5,141          7,516       6,450
                                                                            ----------- ------------    ----------- ------------

     Net income                                                                 5,284        7,725          9,947       9,650

Preferred stock dividends                                                          55          363            148         847
                                                                            ----------- ------------    ----------- ------------

     Net income available to common shareholders                           $    5,229        7,362          9,799       8,803
                                                                            =========== ============    =========== ============

Basic net income per common share                                          $     0.10         0.13           0.18        0.15
                                                                            =========== ============    =========== ============

Diluted net income per common share                                        $     0.09         0.13           0.18        0.15
                                                                            =========== ============    =========== ============

See accompanying notes to interim condensed consolidated financial statements.

                                                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                                                   (Unaudited)

                                                                                         Notes
                                                                   Class A            Receivable              Accumulated
                                              Class A    Class B   Shares              Issued to                 Other
                                               Common     Common   Held in   Paid-in    Related   Retained   Comprehensive
 (Amounts in thousands)                        Stock      Stock   Treasury   Capital    Parties   Earnings       Loss        Total
                                            ----------------------------------------------------------------------------------------
 Balances at December 31, 2003             $  202,362     3,269    (1,917)   12,836     (4,971)    15,371        (308)      226,642
 Components of comprehensive income:
   Net income                                     ---       ---       ---       ---        ---      9,650         ---         9,650
   Change in fair value of cash flow
      hedge, net of change in income tax
      liability of $83                            ---       ---       ---       ---        ---        ---         214           214
                                                                                                                             -------
       Comprehensive income                                                                                                   9,864
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                       ---       ---       ---       471        ---        ---         ---           471
 Shares issued under stock option plan          1,794       ---       ---       ---        ---        ---         ---         1,794
 Amortization of the excess of GCI stock
   market value over stock option exercise
   cost on date of stock option grant             ---       ---       ---       152        ---        ---         ---           152
 Class B shares converted to Class A                2        (2)      ---       ---        ---        ---         ---           ---
 Conversion of Series B preferred stock to
   Class A common stock                         3,092       ---       ---       ---        ---        ---         ---         3,092
 Payments received on notes receivable
   issued to related parties upon stock
   option exercise                                ---       ---       ---       ---        620        ---         ---           620
 Purchase of treasury stock                       ---       ---       (20)      ---        ---        ---         ---           (20)
 Preferred stock dividends                        ---       ---       ---       ---        ---       (847)        ---          (847)
                                            ----------------------------------------------------------------------------------------
 Balances at June 30, 2004                 $  207,250     3,267    (1,937)   13,459     (4,351)    24,174         (94)      241,768
                                            ========================================================================================

See accompanying notes to interim condensed consolidated financial statements.

                                       9                             (Continued)

                                          GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                                          (Unaudited)
                                                          (Continued)

                                                                                         Notes
                                                                    Class A           Receivable
                                              Class A    Class B    Shares             Issued to
                                               Common     Common    Held in  Paid-in    Related   Retained
 (Amounts in thousands)                        Stock      Stock    Treasury  Capital    Parties   Earnings     Total
                                            ---------------------------------------------------------------------------
 Balances at December 31, 2004             $  186,883     3,248    (1,702)   14,957     (3,016)    33,900     234,270
 Components of comprehensive income:
   Net income                                     ---       ---       ---       ---        ---      9,947       9,947
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                       ---       ---       ---       104        ---        ---         104
 Common stock repurchases                         ---       ---       ---       ---        ---     (8,252)     (8,252)
 Common stock retirements                      (8,538)      ---       ---       ---        ---      8,538         ---
 Shares issued under stock option plan            469       ---       ---       ---        ---        ---         469
 Redemption of Series B redeemable
   preferred stock                                ---       ---       ---       ---        ---     (2,358)     (2,358)
 Amortization of the excess of GCI stock
   market value over stock option exercise
   cost on date of stock option grant             ---       ---       ---        96        ---        ---          96
 Purchase of treasury stock                       ---       ---       (30)      ---        ---        ---         (30)
 Payment received on note receivable
   issued to related party upon stock
   option exercise                                ---       ---       ---       ---         38        ---          38
 Preferred stock dividends                        ---       ---       ---       ---        ---       (148)       (148)
                                            ---------------------------------------------------------------------------
 Balances at June 30, 2005                 $  178,814     3,248    (1,732)   15,157     (2,978)    41,627     234,136
                                            ===========================================================================

See accompanying notes to interim condensed consolidated financial statements.

                                   GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                                (Unaudited)
(Amounts in thousands)                                                                      2005             2004
                                                                                      --------------    -------------
Cash flows from operating activities:
   Net income                                                                        $      9,947            9,650
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and accretion expense                                      36,151           31,462
     Deferred income tax expense                                                            7,516            6,420
     Amortization and write-off of loan and senior notes fees                                 931            3,014
     Loss on disposal of property and equipment                                               459              180
     Deferred compensation                                                                    449              332
     Bad debt expense, net of write-offs                                                      172               80
     Compensatory stock options                                                                96              152
     Loss on early extinguishment of debt                                                     ---            6,136
     Other noncash income and expense items                                                   499              158
     Change in operating assets and liabilities                                            (2,867)         (14,639)
                                                                                      --------------    -------------
       Net cash provided by operating activities                                           53,353           42,945
                                                                                      --------------    -------------

Cash flows from investing activities:
   Purchases of property and equipment, including construction period interest            (47,690)         (64,147)
   Purchases of other assets and intangible assets                                         (2,021)          (1,032)
   Proceeds from sales of assets                                                              445              859
   Additions to property held for sale                                                       (191)            (158)
   Notes receivable issued to related parties                                                 (13)             (27)
   Refund of deposit                                                                          ---              699
   Payments received on notes receivable from related parties                                 ---              786
                                                                                      --------------    -------------
       Net cash used in investing activities                                              (49,470)         (63,020)
                                                                                      --------------    -------------

Cash flows from financing activities:
   Purchase of common stock to be retired                                                  (8,048)             ---
   Redemption of Series B redeemable preferred stock                                       (6,607)             ---
   Repayments of capital lease obligations                                                 (3,171)          (1,967)
   Proceeds from common stock issuance                                                        469            1,794
   Payment of preferred stock dividends                                                      (237)            (891)
   Payment of debt issuance costs                                                             (86)          (6,607)
   Purchase of treasury stock                                                                 (30)             (20)
   Issuance of new Senior Notes                                                               ---          245,720
   Repayment of old Senior Notes                                                              ---         (180,000)
   Repayment of Senior Credit Facility                                                        ---          (53,832)
   Borrowing on Senior Credit Facility                                                        ---           15,000
   Payment of bond call premiums                                                              ---           (6,136)
   Payment received on note receivable from related parties issued upon stock
      option exercise                                                                         ---              620
                                                                                      --------------    -------------
       Net cash provided by (used in) financing activities                                (17,710)          13,681
                                                                                      --------------    -------------
       Net decrease in cash and cash equivalents                                          (13,827)          (6,394)
       Cash and cash equivalents at beginning of period                                    31,452           10,435
                                                                                      --------------    -------------

       Cash and cash equivalents at end of period                                    $     17,625            4,041
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

       (a)   Business
             GCI, an Alaska corporation, was incorporated in 1979. We offer the following services:
             o Long-distance telephone service between Alaska and the remaining United States and foreign countries,
             o   Cable television services throughout Alaska,
             o Facilities-based competitive local access services in Anchorage, Fairbanks, and Juneau, Alaska,
             o   Internet access services,
             o Origination and termination of traffic in Alaska for certain common carriers,
             o   Private line and private network services,
             o   Managed services to certain commercial customers,
             o Broadband services, including our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics,
             o Sales and service of dedicated communications systems and related equipment,
             o Lease and sales of capacity on our undersea fiber optic cable systems used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries,
             o Distribution of white and yellow pages directories to residential and business customers in certain markets we serve and on-line directory products, and
             o   Resale of cellular telephone services.

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

                                       12                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       (c)   Earnings per Common Share
             Earnings per common share ("EPS") and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

                                                                        Three Months Ended June 30,
                                                                 2005                                  2004
                                                 ----------------------------------    ----------------------------------
                                                  Income      Shares                     Income     Shares
                                                   (Num-      (Denom-    Per-share        (Num-     (Denom-    Per-share
                                                  erator)     inator)     Amounts        erator)    inator)     Amounts
                                                 ---------- ----------- -----------    ---------- ----------- -----------
              Net income                         $ 5,284                              $   7,725
                                                 ----------                            ----------
              Less preferred stock dividends:
                  Series B                            55                                    213
                  Series C                           ---                                    150
                                                 ----------                            ----------
                                                      55                                    363
                                                 ----------                            ----------
              Basic EPS:
              Net income                           5,229      54,637    $   0.10          7,362     56,994    $   0.13
              Effect of Dilutive Securities:
              Unexercised stock options              ---         975         ---            ---      1,109         ---
              Series B redeemable preferred stock    ---         ---         ---            213      2,277         ---
                                                 ---------- ----------- -----------    ---------- ----------- -----------
              Diluted EPS:
              Net income                         $ 5,229      55,612    $   0.09       $  7,575     60,380    $   0.13
                                                 ========== =========== ===========    ========== =========== ===========

                                                                         Six Months Ended June 30,
                                                                 2005                                  2004
                                                 ----------------------------------    ----------------------------------
                                                  Income       Shares                     Income     Shares
                                                   (Num-      (Denom-    Per-share        (Num-     (Denom-    Per-share
                                                   erator)     inator)    Amounts        erator)    inator)     Amounts
                                                 ---------- ----------- -----------    ---------- ----------- -----------
              Net income                         $ 9,947                               $  9,650
                                                 ----------                            ----------
              Less preferred stock dividends:
                  Series B                           148                                    548
                  Series C                           ---                                    299
                                                 ----------                            ----------
                                                     148                                    847
                                                 ----------                            ----------
              Basic EPS:
              Net income                           9,799      54,815    $   0.18          8,803     56,873    $   0.15
              Effect of Dilutive Securities:
              Unexercised stock options              ---       1,104         ---            ---      1,199         ---
                                                 ---------- ----------- -----------    ---------- ----------- -----------
              Diluted EPS:
              Net income                         $ 9,799      55,919    $   0.18       $  8,803     58,072    $   0.15
                                                 ========== =========== ===========    ========== =========== ===========

                                       13                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Common equivalent shares outstanding which are anti-dilutive for purposes of calculating EPS for the three and six months ended June 30, 2005 and 2004 are not included in the diluted EPS calculations and consist of the following (shares, in thousands):

                                                                         Three Months Ended            Six Months Ended
                                                                              June 30,                     June 30,
                                                                         2005         2004            2005         2004
                                                                     ------------ ------------    ------------ ------------
              Series B redeemable preferred stock                         470          ---             623         2,277
              Series C redeemable preferred stock                         ---          833             ---           833
                                                                     ------------ ------------    ------------ ------------
                Anti-dilutive common equivalent shares outstanding        470          833             623         3,110
                                                                     ============ ============    ============ ============

             Weighted average shares associated with outstanding stock options for the three and six months ended June 30, 2005 and 2004 which have been excluded from the diluted EPS calculations because the options' exercise price was greater than the average market price of the common shares consist of the following (shares, in thousands):

                                                                         Three Months Ended            Six Months Ended
                                                                              June 30,                     June 30,
                                                                          2005        2004             2005        2004
                                                                      ----------- ------------    ------------ ------------
              Weighted average shares associated with outstanding
                  stock options                                            582         352              401         271
                                                                      =========== ============    ============ ============

       (d)   Common Stock
             Following are the changes in common stock for the six months ended June 30, 2005 and 2004 (shares, in thousands):

                                                                          Class A         Class B
                                                                       -------------    ------------
                    Balances at December 31, 2003                          52,589           3,868
                    Class B shares converted to Class A                         2              (2)
                    Shares issued under stock option plan                     335             ---
                    Conversion of Series B preferred stock to Class A
                      common stock                                            560             ---
                                                                       -------------    ------------
                        Balances at June 30, 2004                          53,486           3,866
                                                                       =============    ============

                    Balances at December 31, 2004                          51,825           3,862
                    Class B shares converted to Class A                        12             (12)
                    Shares issued under stock option plan                      83             ---
                    Shares retired                                           (892)            ---
                                                                       -------------    ------------
                         Balances at June 30, 2005                         51,028           3,850
                                                                       =============    ============

                                       14                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             At June 30, 2005 and December 31, 2004 we held 109,000 shares and 138,000 shares, respectively, of Class A common stock in treasury with the intent to retire. We held no Class A common stock in treasury with the intent to retire at June 30, 2004 and December 31, 2003. The cost of the repurchased Class A common stock is included in Retained Earnings on our Consolidated Balance Sheets at June 30, 2005 and December 31, 2004.

       (e)   Redeemable Preferred Stock
             In May 2005 we repurchased the remaining 4,314 shares of our Series B redeemable preferred stock for a total purchase price of $6.6 million from Toronto Dominion Investments, Inc. At June 30, 2005 we have no issued preferred stock. At December 31, 2004 we had $4.2 million of redeemable Series B preferred stock. We have 1,000,000 shares of preferred stock authorized and had 4,314 shares of Series B issued at December 31, 2004.

             The redemption amount of our Series B preferred stock at December 31, 2004 was $4.3 million. The difference of $89,000 between the carrying and redemption amounts was due to accrued dividends that were included in Accrued Liabilities.

       (f)   Asset Retirement Obligations
             Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at June 30, 2005 and 2004 (amounts in thousands):

              Balance at December 31, 2003                        $ 2,005
              Accretion expense for the six months ended June
               30, 2004                                                97
              Other                                                   (43)
                                                                   -------
                Balance at June 30, 2004                          $ 2,059
                                                                   =======

              Balance at December 31, 2004                        $ 2,971
              Accretion expense for the six months ended June
               30, 2005                                                99
                                                                   -------
                Balance at June 30, 2005                          $ 3,070
                                                                   =======

       (g)   Stock Option Plan
             At June 30, 2005, we had one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We use the intrinsic-value method and compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25.


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

                                       16                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Stock-based employee compensation cost is reflected over the options' vesting period of generally five years and compensation cost for options granted prior to January 1, 1996 is not considered. The following table illustrates the effect on net income and EPS for the three and six months ended June 30, 2005 and 2004, if we had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share amounts):

                                                           Three Months Ended            Six Months Ended
                                                                 June 30,                    June 30,
                                                        -------------------------    ------------------------
                                                           2005           2004          2005          2004
                                                        -----------    ----------    ----------    ----------
                Net income, as reported                $  5,284          7,725         9,947         9,650

                Total stock-based employee
                 compensation expense included in
                 reported net income, net of related
                 tax effects                                 48             44            96            89

                Total stock-based employee
                 compensation expense under the
                 fair-value based method for all
                 awards, net of related tax effects        (401)          (484)         (911)       (1,040)
                                                        -----------    ----------    ----------    ----------
                   Pro forma net income                $  4,931          7,285         9,132         8,699
                                                        ===========    ==========    ==========    ==========

                Basic net income per common share,
                  as reported                          $   0.10           0.13          0.18          0.15
                                                        ===========    ==========    ==========    ==========

                Diluted net income per common share,
                as reported                            $   0.09           0.13          0.18          0.15
                                                        ===========    ==========    ==========    ==========

                Basic and diluted net income per
                  common share, pro forma              $   0.09           0.12          0.16          0.14
                                                        ===========    ==========    ==========    ==========

             The calculation of total stock-based employee compensation expense under the fair-value based method includes weighted-average assumptions of a risk-free interest rate, volatility and an expected life.

                                       17                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

(2) Consolidated Statements of Cash Flows Supplemental Disclosures Changes in operating assets and liabilities consist of (amounts in thousands):

             Six month periods ended June 30,                                  2005            2004
                                                                           ------------   ------------
              Increase in accounts receivable                             $  (3,130)         (3,172)
              Decrease in prepaid expenses                                      696           6,632
              Increase in inventories                                          (284)            (82)
              Decrease in other current assets                                  137             629
              Decrease in accounts payable                                     (437)         (6,766)
              Increase (decrease) in accrued payroll and payroll
                 related obligations                                            546          (3,229)
              Decrease in deferred revenues                                  (1,106)         (6,531)
              Decrease in accrued interest                                      (23)         (1,802)
              Increase (decrease) in accrued liabilities                        338             (26)
              Decrease in subscriber deposits                                   (48)           (133)
              Increase (decrease) in components of other long-term
                 liabilities                                                    444            (159)
                                                                           ------------   ------------
                                                                          $  (2,867)        (14,639)
                                                                           ============   ============

       We paid interest totaling approximately $16.7 million and $16.4 million during the six months ended June 30, 2005 and 2004, respectively. We capitalized interest of approximately $0 and $1.1 million during the six months ended June 30, 2005 and 2004, respectively. Capitalized interest is recorded as an addition to Property and Equipment.

       Income tax refunds received totaled $202,000 and $0 during the six months ended June 30, 2005 and 2004, respectively. We paid income taxes of $100,000 and $0 during the six months ended June 30, 2005 and 2004, respectively.

       We recorded $104,000 and $471,000 during the six months ended June 30, 2005 and 2004, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

       In January 2004, 3,108 shares of our Series B preferred stock were converted to 560,000 shares of our Class A common stock at the stated conversion price of $5.55 per share.

(3)    Intangible Assets
       There have been no events or circumstances that indicate the recoverability of the carrying amounts of indefinite-lived and definite-lived intangible assets has changed as of June 30, 2005. The remaining useful lives of our cable certificates and goodwill were evaluated as of June 30, 2005 and events and circumstances continue to support an indefinite useful life. We reviewed the useful lives assigned to our definite-lived intangible assets and believe the lives continue to be appropriate as of June 30, 2005.

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

       Cable certificates are allocated to our cable services segment. Goodwill of approximately $41.0 million is allocated to the cable services segment and approximately $675,000 is allocated to the long-distance services segment.

       Amortization expense for amortizable intangible assets was as follows:

                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                   2005          2004            2005         2004
                                               -------------- -----------    ------------- -----------
             Amortization expense              $    313           191             605          351
                                               ============== ===========    ============= ===========

       Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

                 Years Ending
                 December 31,
                --------------
                   2005          $ 1,242
                   2006            1,268
                   2007            1,198
                   2008              946
                   2009              626

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

                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                   2005          2004            2005         2004
                                               -------------- -----------    ------------- -----------
             MCI credit realized               $    996          1,109           1,889        2,296
                                               ============== ===========    ============= ===========

       The remaining unused MCI credit totaled $1.8 million and $3.7 million at June 30, 2005 and December 31, 2004, respectively. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is realized.

(5)    Industry Segments Data
       Our reportable segments are business units that offer different products. The reportable segments are each managed separately and offer distinct products with different production and delivery processes.

       As of January 1, 2005 financial information for our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics ("Broadband services") is not included in the long-distance services segment but is included in the "All Other" category. Additionally, Property and Equipment originally included in the Internet services segment were determined to be Broadband services Property and Equipment and were reclassified to the "All Other" category. Segment and All Other category data for the six months ended June 30, 2004 have been restated to reflect the changes.

       We have four reportable segments as follows:

          Long-distance services. We offer a full range of common carrier long-distance services to commercial, government, other telecommunications companies and residential customers, through our networks of fiber optic cables, digital microwave, and fixed and transportable satellite earth stations.

          Cable services. We provide cable television services to residential, commercial and government users in the state of Alaska. Our cable systems serve 36 communities and areas in Alaska, including the state's four largest urban areas, Anchorage, Fairbanks, the Matanuska-Susitna Valley, and Juneau. We offer digital cable television services in Anchorage, Cordova, Fairbanks, Homer, Juneau, Kenai, Ketchikan, Kodiak, the Matanuska-Susitna Valley, Nome, Seward, Soldotna, and Valdez and retail cable modem service (through our Internet services segment) in all of our locations in Alaska except Barrow and Kotzebue.

                                       20                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

          Local access services. We offer facilities based competitive local exchange services in Anchorage, Fairbanks and Juneau and plan to provide similar competitive local exchange services in other locations pending regulatory approval and subject to availability of capital. Revenue, cost of goods sold and operating expenses for our phone directories are included in the local access services segment.

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

                                       21                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Summarized financial information for our reportable segments for the six months ended June 30, 2005 and 2004 follows (amounts in thousands):

                                                      Reportable Segments
                                     ---------------------------------------------------------
                                          Long-                Local                Total
                                        Distance    Cable     Access   Internet   Reportable       All
                                        Services  Services   Services  Services    Segments       Other      Total
                                     -------------------------------------------------------------------------------
                   2005
                   ----
       Revenues:
         Intersegment                $     8,186     1,805     4,302       531      14,824           672     15,496
         External                         92,289    52,243    25,996    14,720     185,248        31,927    217,175
                                     -------------------------------------------------------------------------------
            Total revenues           $   100,475    54,048    30,298    15,251     200,072        32,599    232,671
                                     ===============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, accretion,
         net interest expense and
         income taxes                $    52,377    22,597     1,496     6,025      82,495       (11,605)    70,890
                                     ===============================================================================

       Operating income (loss)       $    39,446    12,375    (1,785)    4,206      54,242       (19,503)    34,739
                                     ===============================================================================

                   2004
                   ----
       Revenues:
         Intersegment                $     6,888     1,232     4,550     1,696      14,366           372     14,738
         External                         89,720    50,033    23,010    12,923     175,686        37,016    212,702
                                     -------------------------------------------------------------------------------
            Total revenues           $    96,608    51,265    27,560    14,619     190,052        37,388    227,440
                                     ===============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, accretion,
         net interest expense and
         income taxes                $    50,518    22,551       641     4,057      77,767        (7,689)    70,078
                                     ===============================================================================

       Operating income (loss)       $    38,502    13,181    (1,322)    2,520      52,881       (14,265)    38,616
                                     ===============================================================================

       A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

         Six months ended June 30,                                               2005            2004
                                                                            --------------- ---------------
         Reportable segment revenues                                       $    200,072         190,052
         Plus All Other revenues                                                 32,599          37,388
         Less intersegment revenues eliminated in consolidation                  15,496          14,738
                                                                            --------------- ---------------
              Consolidated revenues                                        $    217,175         212,702
                                                                            =============== ===============

                                       22                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A reconciliation of reportable segment earnings from operations before depreciation, amortization and accretion expense, net other expense and income taxes to consolidated net income before income taxes follows (amounts in thousands):

         Six months ended June 30,                                                2005            2004
                                                                            -------------- ----------------
         Reportable segment earnings from operations before
           depreciation, amortization and accretion expense, net other
           expense and income taxes                                        $     82,495          77,767
         Less All Other loss from operations before depreciation,
           amortization and accretion expense, net other expense and
           income taxes                                                          11,605           7,689
                                                                            -------------- ----------------
              Consolidated earnings from operations before
                depreciation, amortization and accretion expense, net
                other expense and income taxes                                   70,890          70,078
         Less depreciation, amortization and accretion expense                   36,151          31,462
                                                                            -------------- ----------------
              Consolidated operating income                                      34,739          38,616
         Less other expense, net                                                 17,276          22,516
                                                                            -------------- ----------------
              Consolidated net income before income taxes                  $     17,463          16,100
                                                                            ============== ================

       A reconciliation of reportable segment operating income to consolidated net income before income taxes follows (amounts in thousands):

         Six months ended June 30,                                                2005            2004
                                                                            --------------- ---------------
         Reportable segment operating income                               $     54,242          52,881
         Less All Other operating loss                                           19,503          14,265
                                                                            --------------- ---------------
              Consolidated operating income                                      34,739          38,616
         Less other expense, net                                                 17,276          22,516
                                                                            --------------- ---------------
              Consolidated net income before income taxes                  $     17,463          16,100
                                                                            =============== ===============

(6)    Commitments and Contingencies

       Litigation, Disputes, and Regulatory Matters
       We filed a lawsuit on July 27, 2004 in federal district court against AT&T Corp. ("AT&T") claiming that AT&T has discriminated and continues to discriminate against us by refusing to provide wholesale transport services to us on the same terms and conditions that AT&T makes available to other carriers. On November 30, 2004, AT&T filed a motion for referral of this matter to the Commission under the doctrine of primary jurisdiction. On February 24, 2005, the Court granted AT&T's motion and dismissed our complaint without prejudice. We filed an Amended Formal Complaint against AT&T and its subsidiary AT&T Alascom with the FCC on July 6, 2005, seeking both injunctive relief and damages to remedy the discrimination. We are unable to predict the outcome of our lawsuit with certainty at this time.

                                       23                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       On June 25, 2004 the RCA issued an order in our arbitration with Alaska Communications Systems Group, Inc. ("ACS") to revise the rates, terms, and conditions that govern access to UNEs in the Anchorage market. The RCA's ruling set rates for numerous elements of ACS' network, the most significant being the lease rate for local loops. The order initially increased the loop rate from $14.92 to $19.15 per loop per month. We immediately filed a petition for reconsideration with the RCA to correct computational errors and raise other issues. On August 20, 2004, the RCA ruled on the petition and retroactively lowered the loop rate to $18.64 per month. The Commission issued a final order approving an interconnection agreement on December 7, 2004. In January 2005 we appealed the RCA ruling to the Federal District Court in Anchorage, Alaska arguing that the pricing and methodology used by ACS and approved by the RCA was flawed and in violation of federal law. We are unable to predict the outcome of our lawsuit with certainty at this time.

       On May 15, 2003, AT&T filed a petition with the FCC requesting a declaratory ruling that intrastate access charges do not apply to certain of its calling card offerings. When AT&T Alascom, a subsidiary of AT&T, characterized calling card calls that originate and terminate in Alaska as interstate, they shifted certain intrastate access charges payable to Alaska local exchange carriers to us. In a proceeding before the RCA, the RCA had already declared this AT&T Alascom practice to be improper. After AT&T petitioned the FCC, the RCA stayed AT&T Alascom's obligations to make back payments for the period prior to April 2004, but ordered AT&T Alascom to pay on an ongoing basis from April 1, 2004. On February 23, 2005, the FCC also ruled against AT&T, consistent with the RCA's prior findings. By orders dated April 22, 2005 and June 8, 2005, the RCA ruled that AT&T Alascom is required to make back payments of all jurisdictionally shifted access minutes. The RCA accepted a stipulation between the parties to attempt to mediate the amount of access payments owed. If mediation fails, the RCA will establish a schedule for formal proceedings to determine the amount owed by AT&T Alascom. We have not completed our calculations of the amounts due to us and cannot predict at this time with certainty the ultimate amount to be refunded pursuant to this gain contingency, however it could be material to our results of operations, financial position and cash flows.

       We are involved in various other lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. While the ultimate results of these items cannot be predicted with certainty we do not expect at this time the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.

       Telecommunication Services Agreements
       We lease a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provide management and maintenance services for this capacity to a significant customer. The telecommunications service agreement is for fifteen years and may be extended for up to two successive three-year periods and, upon expiration of the extensions, one additional year. The agreement may be canceled by either party with 180 days written notice. On March 24, 2005, the lessee announced that they had signed a contract with a competitor to build a microwave system to run parallel with our fiber optic cable system. The lessee also announced their intention to utilize the microwave system in addition to our fiber optic cable system. The lessee has not notified us in writing of their intent to change or cancel our agreement. We are

                                       24                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       unable to predict the financial impact of this event on our results of operations, financial position and cash flows.

       A summary of minimum future service revenues from this agreement, follows (amounts in thousands):

          Years ending December 31,
            2005                                         $   13,200
            2006                                             13,200
            2007                                             13,200
            2008                                             13,200
            2009                                             13,200
            2010 and thereafter                              85,276
                                                          -----------
              Total minimum future service revenues      $  151,276
                                                          ===========

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

As of January 1, 2005 financial information for Broadband services is not included in the long-distance services segment but is included in the "All Other" category. Segment and All Other category data for the three and six months ended June 30, 2004 have been restated to reflect the change.

Results of Operations

The following table sets forth selected Statements of Income data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

                                                                        Percentage                             Percentage
                                                                        Change (1)                             Change (1)
                                               Three Months Ended          2005          Six Months Ended         2005
                                                    June 30,                vs.             June 30,               vs.
    (Unaudited)                                 2005        2004           2004         2005        2004          2004
                                                ----        ----           ----         ----        ----          ----
    Statements of Income Data:
      Revenues:
        Long-distance services segment          43.0%       43.5%           5.2%        42.5%       42.2%          2.9%
        Cable services segment                  23.8%       24.3%           4.6%        24.0%       23.5%          4.4%
        Local access services segment           11.5%       10.8%          13.2%        12.0%       10.8%         13.0%
        Internet services segment                6.7%        6.3%          13.7%         6.8%        6.1%         13.9%
        All other                               15.0%       15.1%           6.3%        14.7%       17.4%        (13.7%)
                                           -------------------------------------------------------------------------------
          Total revenues                       100.0%      100.0%           6.6%       100.0%      100.0%          2.1%
      Selling, general and administrative
        expenses                                34.4%       34.8%           5.3%        34.6%       33.6%          5.2%
      Bad debt expense (recovery)                0.2%       (0.5%)        139.8%        (0.1%)      (0.4%)       (82.0%)
      Depreciation, amortization and
        accretion expense                       16.6%       15.1%          17.2%        16.6%       14.8%         14.9%
      Operating income                          16.3%       18.5%          (6.2%)       16.0%       18.2%        (10.0%)
      Net income before income taxes             8.4%       12.4%         (27.6%)        8.0%        7.6%          8.5%
      Net income                                 4.8%        7.4%         (31.6%)        4.6%        4.5%          3.1%

                                                                        Percentage                             Percentage
                                                                        Change (1)                             Change (1)
                                               Three Months Ended          2005          Six Months Ended         2005
                                                    June 30,                vs.             June 30,               vs.
    (Unaudited)                                 2005        2004           2004         2005        2004          2004
                                                ----        ----           ----         ----        ----          ----
    Other Operating Data:
    Long-distance services segment
       operating income (2)                     45.1%       43.7%           8.5%        42.7%       42.9%          2.5%
    Cable services segment operating
       income (3)                               22.3%       27.1%         (14.0%)       23.7%       26.3%         (6.1%)
    Local access services segment
       operating loss (4)                      (10.1%)      (8.4%)        (35.7%)       (6.9%)      (5.7%)       (35.0%)
    Internet services segment operating
       income (5)                               29.3%       22.1%          50.7%        28.6%       19.5%         67.0%

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

Three Months Ended June 30, 2005 ("2005") Compared To Three Months Ended June 30, 2004 ("2004")

Overview of Revenues and Cost of Goods Sold
Total revenues increased 6.6% from $103.8 million in 2004 to $110.7 million in 2005. Revenue increased in each of our segments and All Other Services. See the discussion below for more information by segment and for All Other Services.

Total Cost of Goods Sold increased 8.4% from $33.3 million in 2004 to $36.0 million in 2005. Increases in cable services, local access services and Internet services segments and All Other Services Cost of Goods Sold were partially off-set by decreased long-distance services segment Cost of Goods Sold. See the discussion below for more information by segment and for All Other Services.

Long-Distance Services Segment Overview
Long-distance services segment revenue in 2005 represented 43.0% of consolidated revenues. Our provision of interstate and intrastate long-distance services, and private line and leased dedicated capacity services accounted for 90.5% of our total long-distance services segment revenues during 2005.

Factors that have the greatest impact on year-to-year changes in long-distance services segment revenues include the rate per minute charged to customers, usage volumes expressed as minutes of use, and the number of private lines and private networks in use.

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

After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. We have accounted for our use of the MCI credit as a gain contingency, and, accordingly, are recognizing a reduction of bad debt expense as services are provided by MCI and the credit is realized. During 2005 and 2004 we realized approximately $996,000 and $1.1 million, respectively, of the MCI credit against amounts payable for services received from MCI.

The remaining unused MCI credit totaled $1.8 million at June 30, 2005. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is realized.

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

In May 2005 Verizon Communications, Inc. agreed to acquire MCI. Any such acquisition is expected to require approval of shareholders and anti-trust regulators, as well as state utility commissions that license phone service. We are unable to predict the impact that a merger with or an acquisition of MCI will have upon us, however given the materiality of MCI's revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

The initial term of our contract to provide interstate and intrastate long-distance services and private line and private network services to Sprint Corporation ("Sprint"), one of our significant customers, ends in March 2007 with two one-year automatic extensions to March 2009. In 2005 we amended the original agreement to include Tariff 11 Rates.

In December 2004 Sprint and Nextel Communications, Inc. announced a merger. The agreement requires approval of shareholders and anti-trust regulators, as well as state utility commissions that license phone service. We are unable to predict the outcome this merger will have upon us.

Common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to our common carrier customers by their customers. Pricing pressures, new program offerings, business failures, and market and business consolidations continue to evolve in the markets served by our other common carrier customers. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures, consistent with federal law. Additionally, disruption in the economy resulting from terrorist attacks and other attacks or acts of war could affect our carrier customers. We are unable to predict the effect on us of such changes, however given the materiality of other common carrier revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

Long-distance Services Segment Revenues
Total long-distance services segment revenues increased 5.2% to $47.5 million in 2005. The components of long-distance services segment revenues are as follows (amounts in thousands):

                                                                         2005              2004       Percentage Change
                                                                   --------------    -------------    -----------------
   Common carrier message telephone services                      $     22,612            21,318             6.1%
   Residential, commercial and governmental message telephone
     services                                                            9,551             9,713            (1.7%)
   Private line and private network services                            10,865            10,669             1.8%
   Lease of fiber optic cable system capacity                            4,519             3,493            29.4%
                                                                   --------------    -------------    -----------------
     Total long-distance services segment revenue                 $     47,547            45,193             5.2%
                                                                   ==============    =============    =================

Common Carrier Message Telephone Services Revenue
The increase in message telephone service revenues from our other common carrier customers in 2005 resulted from a 25.2% increase in wholesale minutes carried to
271.2 million minutes.

The 2005 increase in message telephone service revenues from other common carriers was partially off-set by a 13.4% decrease in the average rate per minute on minutes carried for other common carriers primarily due to a change in the composition of traffic resulting from one of our common carrier customer contracts.

Residential, Commercial, and Governmental Message Telephone Services Revenue Selected key performance indicators for our offering of message telephone service to residential, commercial, and governmental customers follow:

                                                      2005                 2004            Percentage Change
                                               ------------------    ------------------    -----------------
   Retail minutes carried                         76.4 million          77.1 million            (0.9%)
   Average rate per minute (1)                       $0.132                $0.133               (0.8%)
   Number of active residential,
     commercial and governmental
     customers (2)                                   91,300                90,700                0.7%

   ------------------------------------
   1 Residential, commercial, and governmental message telephone services revenues excluding plan fees associated with the carriage of data services divided by the retail minutes carried.
   2 All current subscribers who have had calling activity during June 2005 and 2004, respectively.

The decrease in message telephone service revenues from residential, commercial, and governmental customers in 2005 is primarily due to a decrease in the minutes carried for these customers and in the average rate per minute and is partially off-set by an increase in the number of active residential, commercial, and governmental customers billed. The increase in the number of customers billed is primarily due to our promotion of and our customers' enrollment in bundled offerings to our residential customers, partially off-set by the effect of customers substituting cellular phone, prepaid calling card, and email usage for direct dial minutes.

Fiber Optic Cable System Capacity Lease Revenue
The increase in fiber optic cable system capacity lease revenues is primarily due to a lease of capacity on the AULP East fiber optic cable system resulting in increased monthly revenue of approximately $430,000 starting in July 2004.

Long-distance Services Segment Cost of Goods Sold
Long-distance services segment Cost of Goods Sold decreased 2.6% to $12.0 million in 2005 primarily due to reduced access costs resulting from the distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.010 and $.051 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows. Additionally, we performed an analysis of circuit costs directly contributing to long-distance services segment and Broadband services revenues and, as a result, decreased long-distance services segment Cost of Goods Sold by $535,000 in 2005. Broadband services segment Cost of Goods Sold was increased an equal amount in 2005.

The decrease in the long-distance services segment Cost of Goods Sold in 2005 is partially off-set by the receipt of a $400,000 refund in 2004 from an intrastate access cost pool that previously overcharged us for access services.

Long-distance Services Segment Operating Income
Long-distance services segment operating income increased 8.5% to $21.4 million from 2004 to 2005 primarily due to the following:

         o A 5.2% increase in long-distance services segment revenue to $47.5 million in 2005, as discussed above,
         o A 2.6% decrease in long-distance services segment costs of goods sold to $12.0 million in 2005, as discussed above,
         o A 3.5% decrease in long-distance services segment selling, general and administrative expenses to $7.9 million in 2005, and
         o A 16.0% increase in long-distance services segment depreciation, amortization and accretion expense to $6.7 million in 2005 as compared to $5.8 million in 2004 primarily due to our investment in long-distance services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in long-distance services segment equipment and facilities placed into service during the six months ended June 30, 2005 for which a partial year of depreciation will be recorded in the year ended December 31, 2005.

Cable Services Segment Overview
Cable services segment revenues in 2005 represented 23.8% of consolidated revenues. Our cable systems serve 36 communities and areas in Alaska, including the state's four largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley and Juneau. On February 1, 2005 we acquired all of the assets of Barrow Cable TV, Inc. ("BCTV") for approximately $1.6 million. The BCTV asset purchase resulted in approximately 950 additional subscribers and approximately 1,100 additional homes passed.

We generate cable services segment revenues from four primary sources: (1) digital and analog programming services, including monthly basic and premium subscriptions, pay-per-view movies and other one-time events, such as sporting events; (2) equipment rentals and installation; (3) cable modem services (shared with our Internet services segment); and (4) advertising sales.

The primary factors that contribute to period-to-period changes in cable services segment revenues include average monthly subscription rates and pay-per-view buys, the mix among basic, premium and digital tier services, the average number of cable television and cable modem subscribers during a given reporting period, set-top box utilization and related rates, revenues generated from new product offerings, and sales of cable advertising services.

Cable Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our cable services segment follow:

                                                               June 30,                 Percentage
                                                         2005             2004            Change
                                                    -------------    -------------    ----------------
   Basic subscribers                                    137,400          135,200            1.6%
   Digital programming tier subscribers                  48,700           38,800           25.5%
   Cable modem subscribers                               70,200           56,800           23.6%
   Homes passed                                         211,000          204,500            3.2%

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

The components of cable services segment revenues are as follows (amounts in thousands):

                                                                        2005              2004        Percentage Change
                                                                   --------------    -------------    -----------------
   Programming services                                           $    18,869            18,289             3.2%
   Cable modem services (cable services segment's allocable
     share)                                                             3,313             3,420            (3.1%)
   Equipment rental and installation fees                               2,809             2,375            18.3%
   Advertising sales                                                    1,071               869            23.2%
   Other                                                                  282               228            23.7%
                                                                   --------------    -------------    -----------------
     Total cable services segment revenue                         $    26,344            25,181             4.6%
                                                                   ==============    =============    =================

Average gross revenue per average basic subscriber per month increased $3.09 or 4.9% in 2005.

The increase in programming services revenue is primarily due to an increase in basic subscribers in 2005. The increase in equipment rental and installation fees revenue is primarily caused by the increased use of digital distribution technology.

Cable services segment Cost of Goods Sold increased 19.3% to $7.6 million in 2005 primarily due to a refund received in 2004 from a supplier retroactive to August 2003, an arrangement with a supplier in which we earned a rebate in 2004 upon meeting a specified goal, and programming cost increases in 2005 for most of our cable programming service offerings.

Cable Services Segment Operating Income
Cable services segment operating income decreased 14.0% to $5.9 million from 2004 to 2005 primarily due to the following:

         o The 19.3% increase in Cost of Goods Sold to $7.6 million in 2005 described above,
         o A $475,000 increase in cable services segment selling, general and administrative expenses to $7.6 million in 2005 primarily due to an increase in labor costs, and
         o A 9.2% increase in cable services segment depreciation, amortization and accretion expense to $5.1 million in 2005 as compared to 2004 primarily due to our investment in cable services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in cable services segment equipment and facilities placed into service during the six months ended June 30, 2005 for which a partial year of depreciation will be recorded in the year ended December 31, 2005.

The decrease in Cable services segment operating income was partially off-set by the 4.6% increase in cable services segment revenues to $26.3 million in 2005 described above.

Local Access Services Segment Overview
During 2005 local access services segment revenues represented 11.5% of consolidated revenues. We generate local access services segment revenues from three primary sources: (1) business and residential basic dial tone services;
(2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges.

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

Our local access services segment faces significant competition in Anchorage, Fairbanks, and Juneau from ACS, which is the largest ILEC in Alaska, and from AT&T Alascom, Inc. in Anchorage for residential services. AT&T Alascom, Inc. has applied to the RCA to extend its certificate to include Fairbanks and Juneau. We believe our approach to developing, pricing, and providing local access services and bundling different business segment services will allow us to be competitive in providing those services.

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

We plan to offer service in these new areas using a combination of methods. To a large extent, we plan to use our existing cable network to deliver local services. Where we do not have cable plant, we may use wireless technologies and resale of other carrier's services. We may lease portions of an existing carrier's network or seek wholesale discounts, but our application is not dependent upon access to either unbundled network elements of the ILEC's network or wholesale discount rates for resale of ILEC services. The comment period has closed and we expect the RCA to decide this application no later than September 30, 2005.

On June 25, 2004 the RCA issued an order in our arbitration with ACS to revise the rates, terms, and conditions that govern access to UNEs in the Anchorage market. The RCA's ruling set rates for numerous elements of ACS' network, the most significant being the lease rate for local loops. The order initially increased the loop rate payable to ACS from $14.92 to $19.15 per loop per month. We immediately filed a petition for reconsideration with the RCA to correct computational errors and raise other issues. On August 20, 2004, the RCA ruled on the petition and retroactively lowered the loop rate to $18.64 per month. The Commission issued a final order approving an interconnection agreement on December 7, 2004. In January 2005 we appealed the RCA ruling to the Federal District Court in Anchorage, Alaska arguing that the pricing and methodology used by ACS and approved by the RCA was flawed and in violation of federal law. We cannot predict at this time the outcome of the lawsuit.

On February 22, 2005, in a complaint proceeding brought by us, the RCA released a ruling that Matanuska Telephone Association's ("MTA's") rural exemption for the areas served by MTA Vision, Inc. had been lifted by virtue of its offering of video programming services and that we may negotiate and arbitrate with MTA. We tendered a renewed interconnection request to MTA on February 25, 2005. We filed a petition for arbitration with the RCA on July 15, 2005 and expect arbitration to be concluded within the 135 day statutory deadline. Negotiations are continuing while the petition for arbitration is pending.

On May 2, 2005 we tendered an interconnection request to the City of Ketchikan d/b/a Ketchikan Public Utilities ("KPU"), which had been authorized by the RCA to provide video programming services through its KPU CommVision division on April 26, 2005. Under the terms of Section 251(f)(1)(C) of the Telecommunications Act of 1996 KPU's current rural exemption from negotiation will be forfeited if, and when, KPU commences offering video programming. On June 3, 2005, we entered into a stipulation with KPU recognizing that KPU will forfeit its rural exemption and negotiations for interconnection will commence when KPU commences offering video programming.

Local Access Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our local services segment follow:

                                                               June 30,                 Percentage
                                                         2005             2004            Change
                                                    -------------    -------------    ----------------
   Total lines in service                              111,900          110,600              1.2%
   DLPS lines in service                                12,800              840          1,423.8%

A line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network. We estimate that our 2005 and 2004 total lines in service represent a statewide market share of approximately 24% and 23%, respectively.

Our access line mix at June 30, 2005 follows:

                                             June 30,
                                        2005          2004
                                     ----------    ---------
   Residential customers                 61%           60%
   Business customers                    36%           34%
   Internet access customers              3%            6%

In 2005 and 2004 approximately 85% and 84%, respectively, of our lines are provided on our own facilities and leased local loops. In 2005 and 2004 approximately 6% and 5%, respectively, of our lines are provided using the UNE platform delivery method.

Local access services segment revenues increased 13.2% in 2005 to $12.7 million primarily due to the following:

         o   Growth in the average number of lines in service, and
         o   $546,000 increase in support from the Universal Service Program.

Local access services segment Cost of Goods Sold increased 5.6% to $7.2 million in 2005 primarily due to the growth in the average number of lines in service and the increased costs resulting from the RCA's Anchorage UNE arbitration settlement order in June 2004 which increased the UNE lease rate payable to ACS from $14.92 to $18.64 per line per month beginning on June 25, 2004. Additionally, the UNE lease rates payable to ACS in Fairbanks and Juneau increased from $19.19 to $23.00 and $16.71 to $18.00, respectively, as of January 1, 2005.

Local Access Services Segment Operating Loss
Local access services segment operating loss increased 35.7% to $1.3 million from 2004 to 2005 primarily due to the following:

         o The 5.6% increase in Cost of Goods Sold to $7.2 million discussed above,
         o A $716,000 increase in local access services segment selling, general and administrative expenses to $4.9 million in 2005 primarily due to an increase in labor costs, and
         o An 56.3% increase in local access services segment depreciation, amortization and accretion expense to $1.7 million in 2005 as compared to 2004 primarily due to our investment in local access services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in local access services segment equipment and facilities placed into service during the six months ended June 30, 2005 for which a partial year of depreciation will be recorded in 2005.

The operating loss increase was partially off-set by the 13.2% revenue increase to $12.7 million in 2005 discussed above.

The local access services segment operating results are negatively affected by the allocation of all of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long-distance services segment, the local access services segment operating loss would have improved by approximately $1.6 million and the long-distance services segment operating income would have been reduced by an equal amount in 2005 and 2004.

Internet Services Segment Overview
During 2005 Internet services segment revenues represented 6.7% of consolidated revenues. We generate Internet services segment revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) Internet services segment's allocable share of cable modem revenue (a portion of cable modem revenue is also recognized by our cable services segment).

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

Internet Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our Internet services segment follow:

                                                        June 30,                 Percentage
                                                 2005             2004             Change
                                             ------------     ------------    ---------------
   Cable modem subscribers                      70,200           56,800             23.6%
   Dial-up subscribers                          27,700           43,500            (36.3%)
                                             ------------     ------------    ---------------
     Total Internet subscribers                 97,900          100,300             (2.4%)
                                             ============     ============    ===============

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

The decrease in total Internet subscribers is primarily due to non-revenue affecting adjustments to our customer database to prepare for the implementation of a new customer service information system. We expect further such adjustments during the three-month period ending September 30, 2005.

Total Internet services segment revenues increased 13.7% to $7.4 million in 2005 primarily due to the 12.9% increase in its allocable share of cable modem revenues to $3.2 million in 2005 as compared to 2004. The increase in cable modem revenues is primarily due to growth in cable modem subscribers. Additionally, in 2004 the Internet services segment sold services to Broadband services (included in the All Other category) and all of the revenue was eliminated from the Internet services segment. In 2005 Broadband services and Internet services are operating under a revenue-share agreement that has resulted in an allocation of revenue between the Internet services segment and the All Other category. Internet services segment revenue would have been $7.0 million and $6.5 million in 2005 and 2004, respectively, if the change in the external revenue distribution had not occurred.

Internet services Cost of Goods Sold increased 3.8% to $1.9 million in 2005 associated with increased Internet services segment revenues.

Internet Services Segment Operating Income
Internet services segment operating income increased 50.7% to $2.2 million from 2004 to 2005 primarily due to the 13.7% increase in Internet services segment revenues to $7.4 million in 2005 as described above and a $82,000 decrease in selling, general and administrative expenses to $2.4 million.

The operating income increase is partially off-set by the 3.8% increase in Cost of Goods Sold to $1.9 million as described above and a 14.3% increase in Internet services segment depreciation, amortization and accretion expense to $887,000 in 2005 as compared to 2004 primarily due to our investment in Internet services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in Internet services segment equipment and facilities placed into service during the six months ended June 30, 2005 for which a partial year of depreciation will be recorded in 2005.

All Other Overview
Revenues reported in the All Other category as described in note 5 in the accompanying "Notes to Interim Condensed Consolidated Financial Statements" include our Broadband services, managed services, product sales, and cellular telephone services.

Revenues included in the All Other category represented 15.0% of total revenues in 2005.

We lease a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provide management and maintenance services for this capacity to a significant customer. The telecommunications service agreement is for fifteen years and may be extended for up to two successive three-year periods and, upon expiration of the extensions, one additional year. The agreement may be canceled by either party with 180 days written notice. On March 24, 2005, the lessee announced that they had signed a contract with a competitor to build a microwave system to run parallel with our fiber optic cable system. The lessee also announced their intention to utilize the microwave system in addition to our fiber optic cable system. The lessee has not notified us in writing of their intent to change or cancel our agreement. Revenue associated with this agreement totals approximately $13.2 million per year. We are unable to predict the financial impact of this event on our results of operations, financial position and cash flows, however we believe that operating income from sales or leases of capacity and provision of other services on this fiber optic cable system to other customers will partially offset operating income reductions that may result if our contract is cancelled.

All Other Revenues and Cost of Goods Sold
All Other revenues increased 6.3% to $16.7 million in 2005 primarily due to a 49.7% increase in revenues from our cellular telephone services to $1.6 million resulting from increased promotion of our digital cellular telephone service.

All Other revenues would have increased 9.2% to $17.1 million in 2005 if we had not changed the allocation of external revenue between our Internet services segment and Broadband services. In 2004 all of a certain revenue stream was retained by Broadband services and the associated internal Cost of Goods Sold purchased from the Internet services segment was eliminated from the All Other category. In 2005 Broadband services and Internet services operate under a revenue-share agreement that has resulted in an allocation of the revenue between the Internet services segment and the All Other category.

All Other Cost of Goods Sold increased 23.9% to $7.4 million in 2005 primarily associated with increased cellular telephone services revenues. Additionally, we performed an analysis of circuit costs directly contributing to long-distance services segment and Broadband services revenues and, as a result, increased Broadband services Cost of Goods Sold by $535,000 in 2005. Long-distance services segment Cost of Goods Sold was decreased an equal amount in 2005.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 5.3% to $38.0 million in 2005 primarily due to a $991,000 increase in labor and health insurance costs resulting from an increased number of employees and a $464,000 increase in contract labor and contract services expenses associated with special projects. As a percentage of total revenues, selling, general and administrative expenses decreased to 34.4% in 2005 from 34.8% in 2004, primarily due to an increase in revenues without a proportional increase in selling, general and administrative expenses.

Bad Debt Expense (Recovery)
Bad debt expense (recovery) increased approximately $681,000 to a net expense of $194,000 in 2005. The increase is primarily due to allowances established for two Broadband services customers. The bad debt expense is partially off-set by realization of approximately $996,000 of the MCI credit through a reduction to bad debt expense in 2005, as further discussed above in "Long Distance Services Segment Overview." We realized approximately $1.1 million of the MCI credit through a reduction to bad debt expense in 2004.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased 17.2% to $18.4 million in 2005. The increase is primarily due to the following:

         o Our $122.9 million investment in equipment and facilities placed into service during 2004 for which a full year of depreciation will be recorded in 2005,
         o Our $33.2 million investment in equipment and facilities placed into service during the six months ended June 30, 2005 for which a partial year of depreciation will be recorded in 2005, and
         o A $527,000 increase in depreciation expense during 2005 due to the decreased useful life resulting from the failure of our Galaxy XR satellite propulsion system.

Other Expense, Net
Other expense, net of other income, increased 37.0% to $8.7 million in 2005 primarily due to the following:

         o An increase in interest expense of approximately $1.3 million in 2005 on our new Senior Notes due to an increase in the outstanding balance owed, and
         o An increase in interest expense of approximately $982,000 in 2005 on our Senior Credit Facility due to $631,000 in construction period interest expense capitalization in 2004.

The increase in other expense, net of other income is partially off-set by decreased interest rates on our Senior Credit Facility in 2005 as compared to 2004.

Income Tax Expense
Income tax expense was $4.0 million in 2005 and $5.1 million in 2004. The change was due to decreased net income before income taxes in 2005 as compared to 2004. Our effective income tax rate increased from 40.0% in 2004 to 43.3% in 2005 due to adjustments to deferred tax assets and liabilities balances in 2004.

At June 30, 2005, we have (1) tax net operating loss carryforwards of approximately $172.5 million that will begin expiring in 2007 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $1.9 million available to offset regular income taxes payable in future years. We estimate that we will utilize net operating loss carryforwards of $18 million to $19 million during the year ended December 31, 2005. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

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

Six Months Ended June 30, 2005 ("2005") Compared To Six Months Ended June 30, 2004 ("2004")

Overview of Revenues and Cost of Goods Sold
Total revenues increased 2.1% from $212.7 million in 2004 to $217.2 million in 2005. Revenue increases in each of our segments were off-set by a decrease in All Other Services revenues. See the discussion below for more information by segment.

Total Cost of Goods Sold decreased 1.0% from $72.0 million in 2004 to $71.2 million in 2005. A decrease in All Other Services Cost of Goods Sold was partially off-set by increases in all of our segment's Cost of Goods Sold. See the discussion below for more information by segment.

Long-Distance Services Segment Overview
Long-distance services segment revenue in 2005 represented 42.5% of consolidated revenues. Our provision of interstate and intrastate long-distance services, and private line and leased dedicated capacity services accounted for 89.9% of our total long-distance services segment revenues during 2005.

After the settlement agreement for pre-petition amounts owed to us by MCI discussed above, we have been recognizing a reduction of bad debt expense as services are provided by MCI and the credit is realized. During 2005 and 2004 we realized approximately $1.9 million and $2.3 million, respectively, of the MCI credit against amounts payable for services received from MCI.

Please refer to our discussion of the three-month results of operations for greater detail about this segment.

Long-distance Services Segment Revenues
Total long-distance services segment revenues increased 2.9% to $92.3 million in 2005. The components of long-distance services segment revenues are as follows (amounts in thousands):

                                                                        2005              2004        Percentage Change
                                                                   --------------    -------------    -----------------
   Common carrier message telephone services                      $    41,939            42,396             (1.1%)
   Residential, commercial and governmental message telephone
     services                                                          19,150            19,700             (2.8%)
   Private line and private network services                           21,865            21,035              3.9%
   Lease of fiber optic cable system capacity                           9,335             6,589             41.7%
                                                                   --------------    -------------    -----------------
     Total long-distance services segment revenue                 $    92,289            89,720              2.9%
                                                                   ==============    =============    =================

Common Carrier Message Telephone Services Revenue
The 2005 decrease in message telephone service revenues from our other common carrier customers resulted from a 7.4% decrease in the average rate per minute on minutes carried for other common carriers primarily due to the decreased average rate per minute as agreed to in the June 2004 amendment of our contract to provide interstate and intrastate long-distance services to Sprint, and the Tariff 11 Rate decrease effective January 23, 2005.

The decrease in message telephone service revenues from other common carriers in 2005 was partially off-set by a 12.6% increase in wholesale minutes carried to
497.8 million minutes.

Residential, Commercial, and Governmental Message Telephone Services Revenue Selected key performance indicators for our offering of message telephone service to residential, commercial, and governmental customers follow:

                                                      2005                 2004            Percentage Change
                                               ------------------    ------------------    -----------------
   Retail minutes carried                        152.3 million         153.0 million            (0.5%)
   Average rate per minute (1)                      $0.132                $0.131                 0.8%
   Number of active residential,
     commercial and governmental
     customers (2)                                  91,300                90,700                 0.7%

   ------------------------------------
   1 Residential, commercial, and governmental message telephone services revenues excluding plan fees associated with the carriage of data services divided by the retail minutes carried.
   2 All current subscribers who have had calling activity during June 2005 and 2004, respectively.

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

Long-distance Services Segment Cost of Goods Sold
Long-distance services segment Cost of Goods Sold was $24.8 million in 2005 and 2004.

The benefit of a $800,000 refund in 2004 from an intrastate access cost pool that previously overcharged us for access services was off-set by reduced access costs in 2005 due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.010 and $.051 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows.

Long-distance Services Segment Operating Income
Long-distance services segment operating income increased 2.5% to $39.4 million from 2004 to 2005 primarily due to a 2.9% increase in long-distance services segment revenue to $92.3 million in 2005, as discussed above. The increase in long-distance services segment operating income was partially off-set by the following:

         o A 1.3% increase in long-distance services segment selling, general and administrative expenses to $16.2 million in 2005, and
         o A 7.6% increase in long-distance services segment depreciation, amortization and accretion expense to $12.9 million in 2005 as compared to 2004 primarily due to our investment in long-distance services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in long-distance services segment equipment and facilities placed into service during the six months ended June 30, 2005 for which a partial year of depreciation will be recorded in the year ended December 31, 2005.

Cable Services Segment Overview
Cable services segment revenues in 2005 represented 24.0% of consolidated revenues.

Please refer to our discussion of the three-month results of operations for greater detail about this segment.

Cable Services Segment Revenues and Cost of Goods Sold
The components of cable services segment revenues are as follows (amounts in thousands):

                                                                        2005              2004        Percentage Change
                                                                   --------------    -------------    -----------------
   Programming services                                           $    37,675            36,542             3.1%
   Cable modem services (cable services segment's allocable
     share)                                                             6,574             6,736            (2.4%)
   Equipment rental and installation fees                               5,544             4,702            17.9%
   Advertising sales                                                    1,961             1,615            21.4%
   Other                                                                  489               438            11.6%
                                                                   --------------    -------------    -----------------
     Total cable services segment revenue                         $    52,243            50,033             4.4%
                                                                   ==============    =============    =================

Average gross revenue per average basic subscriber per month increased $3.12 or 5.0% in 2005.

The increase in programming services revenue is primarily due to an increase in basic subscribers in 2005. The increase in equipment rental and installation fees revenue is primarily caused by the increased use of digital distribution technology.

Cable services segment Cost of Goods Sold increased 8.8% to $14.6 million in 2005 primarily due to a refund received in 2004 from a supplier retroactive to August 2003, an arrangement with a supplier in which we earned a rebate in 2004 upon us meeting a specified goal, and programming cost increases in 2005 for most of our cable programming service offerings. The increase in Cable services segment Cost of Goods Sold is partially off-set by a rebate received in 2005 upon meeting specified goals according to arrangements with suppliers.

Cable Services Segment Operating Income
Cable services segment operating income decreased 6.1% to $12.4 million from 2004 to 2005 primarily due to the following:

         o The 8.8% increase in Cost of Goods Sold to $14.6 million in 2005 described above,
         o A $1.0 million increase in cable services segment selling, general and administrative expenses to $14.7 million in 2005 primarily due to an increase in labor costs and contract labor and contract services expenses, and
         o A 9.1% increase in cable services segment depreciation, amortization and accretion expense to $10.2 million in 2005 as compared to 2004 primarily due to our investment in cable services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in cable services segment equipment and facilities placed into service during the six months ended June 30, 2005 for which a partial year of depreciation will be recorded in the year ended December 31, 2005.

The decrease in Cable services segment operating income was partially off-set by the 4.4% increase in cable services segment revenues to $52.2 million in 2005 described above.

Multiple System Operator ("MSO") Operating Statistics
Our operating statistics include capital expenditures and customer information from our cable services segment and the components of our local access services and Internet services segments which offer services utilizing our cable services segment's facilities.

Our capital expenditures by standard reporting category for the six months ended June 30, 2005 and 2004 follows (amounts in thousands):

                                                   2005              2004
                                              --------------    -------------
    Upgrade/rebuild                          $     7,441             3,355
    Customer premise equipment                     7,138             6,970
    Scalable infrastructure                        1,818             2,805
    Line extensions                                1,363               149
    Support capital                                  508               595
    Commercial                                       169               213
                                              --------------    -------------
    Sub-total                                     18,437            14,087

    Remaining reportable segments and
      All Other capital expenditures              29,253            50,060
                                              --------------    -------------
                                             $    47,690            64,147
                                              ==============    =============

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable services segment's facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At June 30, 2005 and 2004 we had 125,400 and 123,300 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At June 30, 2005 and 2004 we had 220,500 and 192,000 revenue generating units, respectively.

Local Access Services Segment Overview
During 2005 local access services segment revenues represented 12.0% of consolidated revenues.

Please refer to our discussion of the three-month results of operations for greater detail about this segment.

Local Access Services Segment Revenues and Cost of Goods Sold
Local access services segment revenues increased 13.0% in 2005 to $26.0 million primarily due to the following:

         o   Growth in the average number of lines in service, and
         o   $1.3 million increase in support from the Universal Service
             Program.

Local access services segment Cost of Goods Sold increased 8.3% to $14.5 million in 2005 primarily due to the growth in the average number of lines in service and the increased costs resulting from the RCA's Anchorage UNE arbitration settlement order in June 2004 which increased the UNE lease rate payable to ACS from $14.92 to $18.64 per line per month beginning on June 25, 2004. Additionally, the UNE lease rates payable to ACS in Fairbanks and Juneau increased from $19.19 to $23.00 and $16.71 to $18.00, respectively, as of January 1, 2005.

Local Access Services Segment Operating Loss
Local access services segment operating loss increased 35.0% to $1.8 million from 2004 to 2005 primarily due to the following:

         o The 8.3% increase in Cost of Goods Sold to $14.5 million discussed above,
         o A $891,000 increase in local access services segment selling, general and administrative expenses to $9.8 million in 2005 due to additional costs associated with DLPS and an increase in interconnect rates resulting from a renewed Anchorage interconnection agreement beginning in June 2004, and
         o An 67.1% increase in local access services segment depreciation, amortization and accretion expense to $3.3 million in 2005 as compared to 2004 primarily due to our investment in local access services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in local access services segment equipment and facilities placed into service during the six months ended June 30, 2005 for which a partial year of depreciation will be recorded in 2005.

The operating loss increase was partially off-set by the 13.0% revenue increase to $26.0 million in 2005 discussed above.

The local access services segment operating results are negatively affected by the allocation of all of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long-distance services segment, the local access services segment operating loss would have improved by approximately $3.4 million and $3.3 million and the long-distance services segment operating income would have been reduced by an equal amount in 2005 and 2004, respectively.

Internet Services Segment Overview
During 2005 Internet services segment revenues represented 6.8% of consolidated revenues.

Please refer to our discussion of the three-month results of operations for greater detail about this segment.

Internet Services Segment Revenues and Cost of Goods Sold
Total Internet services segment revenues increased 13.9% to $14.7 million in 2005 primarily due to the 12.7% increase in its allocable share of cable modem revenues to $6.2 million in 2005 as compared to 2004. The increase in cable modem revenues is primarily due to growth in cable modem subscribers. Additionally, in 2004 the Internet services segment sold services to Broadband services (included in the All Other category) and all of the revenue was eliminated from the Internet services segment. In 2005 Broadband services and Internet services are operating under a revenue-share agreement that has resulted in an allocation of revenue between the Internet services segment and the All Other category. Internet services segment revenue would have been $13.8 million and $12.9 million in 2005 and 2004, respectively, if the change in the external revenue distribution had not occurred.

Internet services Cost of Goods Sold increased 5.4% to $3.8 million in 2005 associated with increased Internet services segment revenues.

Internet Services Segment Operating Income
Internet services segment operating income increased 67.0% to $4.2 million from 2004 to 2005 primarily due to the 13.9% increase in Internet services segment revenues to $14.7 million in 2005 as described above and a $435,000 decrease in selling, general and administrative expenses to $4.8 million.

The operating income increase is partially off-set by the 5.4% increase in Cost of Goods Sold to $3.8 million as described above and a 18.3% increase in Internet services segment depreciation, amortization and accretion expense to $1.8 million in 2005 as compared to 2004 primarily due to our investment in Internet services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in Internet services segment equipment and facilities placed into service during the six months ended June 30, 2005 for which a partial year of depreciation will be recorded in 2005.

All Other Overview
Revenues included in the All Other category represented 14.7% of total revenues in 2005.

Please refer to our discussion of the three-month results of operations for greater detail about the All Other category.

All Other Revenues and Cost of Goods Sold
All Other revenues decreased 13.7% to $31.9 million in 2005 primarily due to $6.1 million earned in 2004 from an equipment sale and installation project. The decrease in All Other revenues is partially off-set by a 77.5% increase in revenues from our cellular telephone services to $2.7 million resulting from increased promotion of our digital cellular telephone service.

All Other revenues would have decreased 11.2% to $32.9 million in 2005 if we had not changed the allocation of external revenue between our Internet services segment and Broadband services. In 2004 all of a certain revenue stream was retained by Broadband services and the associated internal Cost of Goods Sold purchased from the Internet services segment was eliminated from the All Other category. In 2005 Broadband services and Internet services operate under a revenue-share agreement that has resulted in an allocation of the revenue between the Internet services segment and the All Other category.

All Other Cost of Goods Sold decreased 19.2% to $13.6 million in 2005 due to $5.5 million in costs in 2004 associated with an equipment sale and installation project. The decrease in All Other Cost of Goods Sold is partially off-set by increased costs associated with cellular telephone services revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 5.2% to $75.2 million in 2005 primarily due to a $1.4 million increase in labor and health insurance costs resulting from an increased number of employees and a $1.3 million increase in contract labor and contract services expenses associated with special projects. As a percentage of total revenues, selling, general and administrative expenses increased to 34.6% in 2005 from 33.6% in 2004, primarily due to an increase in selling, general and administrative expenses without a proportional increase in revenues.

Bad Debt Recovery
Bad debt recovery decreased 82.0% to a net recovery of $159,000 in 2005. The decrease is primarily due to allowances established for two Broadband services customers.

Bad debt recovery includes realization of approximately $1.9 million of the MCI credit through a reduction to bad debt expense in 2005, as further discussed above in "Long Distance Services Segment Overview." We realized approximately $2.3 million of the MCI credit through a reduction to bad debt expense in 2004.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased 14.9% to $36.2 million in 2005. The increase is primarily due to the following:

         o Our $122.9 million investment in equipment and facilities placed into service during 2004 for which a full year of depreciation will be recorded in 2005,
         o The $33.2 million investment in equipment and facilities placed into service during the six months ended June 30, 2005 for which a partial year of depreciation will be recorded in 2005, and
         o A $527,000 increase in depreciation expense during 2005 due to the decreased useful life resulting from the failure of our Galaxy XR satellite propulsion system.

Other Expense, Net
Other expense, net of other income, decreased 23.3% to $17.3 million in 2005 primarily due to following:

         o In 2004 we paid bond call premiums totaling $6.1 million to redeem our old Senior Notes,
         o As a result of redeeming our old Senior Notes we recognized $2.3 million in unamortized old Senior Notes fee expense in 2004, and
         o Decreased interest rates primarily on our Senior Credit Facility and Senior Notes in 2005 as compared to 2004

 Partially offsetting the decreases described above were the following:

         o An increase in interest expense of approximately $2.1 million in 2005 on our new Senior Notes due to an increase in the outstanding balance owed, and
         o An increase in interest expense of approximately $1.2 million in 2005 on our Senior Credit Facility due to $1.1 million in construction period interest expense capitalization in 2004.

Income Tax Expense
Income tax expense was $7.5 million in 2005 and $6.5 million in 2004. The change was due to increased net income before income taxes in 2005 as compared to 2004. Our effective income tax rate increased from 40.3% in 2004 to 43.0% in 2005 due to adjustments to deferred tax assets and liabilities balances in 2004.

Liquidity and Capital Resources

Cash flows from operating activities totaled $53.4 million in 2005 as compared to $42.9 million in 2004. The 2005 increase is primarily due to increased cash flow from our long-distance services, cable services, local access services and Internet services segments and a $4.1 million decrease in the payment of our company-wide success sharing bonus in 2005, partially off-set by decreased cash flows from All Other Services.

Other uses of cash during 2005 included expenditures of $47.7 million for property and equipment, including construction in progress, the purchase of $8.0 million of common stock to be retired and to be held in treasury for general corporate purposes, the $6.6 million repurchase of the remaining 4,314 shares of our Series B preferred stock from Toronto Dominion Investments, Inc., and $3.2 million in capital lease obligation repayments.

Working capital totaled $22.2 million at June 30, 2005, a $26.8 million decrease as compared to $49.0 million at December 31, 2004. The decrease is primarily due to the $16.0 million increase in the portion of our Senior Credit Facility classified as current maturity at June 30, 2005 as compared to December 31, 2004, the use of $8.0 million to repurchase shares of our Class A common stock in 2005 as compared to no such repurchases in 2004, and the use of cash to fund our capital expenditures during 2005.

We have outstanding Senior Notes of $316.1 million at June 30, 2005. We pay interest of 7.25% on the Senior Notes. The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the life of the Senior Notes.

A semi-annual interest payment of approximately $11.6 million was paid in February 2005; the next semi-annual interest payment will be made in August 2005.

The Senior Notes limit our ability to make cash dividend payments. The Senior Notes are due in February 2014.

In December 2004 GCI, Inc. sold $70.0 million in aggregate principal amount of senior unsecured debt securities to qualified institutional buyers pursuant to Rule 144A and non-United States persons pursuant to Regulation S. On May 6, 2005, we commenced an offer to exchange these privately issued Senior Notes that have been registered under the Securities Act and have otherwise identical terms to the original Senior Notes privately issued in February 2004 (except for provisions relating to GCI Inc.'s obligations to consummate the exchange offer). The exchange offer closing occurred on June 9, 2005, 2005, at which time all $70.0 million in aggregate principal amount of the privately issued Senior Notes were tendered and exchanged for the Senior Notes that have been registered under the Securities Act.

We were in compliance with all Senior Notes loan covenants at June 30, 2005.

Our Senior Credit Facility term loan is fully drawn and we have letters of credit outstanding totaling $5.5 million, which leaves $44.5 million available to draw under the revolving credit facility at June 30, 2005 if needed. We have not borrowed under the revolving portion of our Senior Credit Facility in 2005. Our ability to draw down the revolving portion of our Senior Credit Facility could be diminished if we are not in compliance with all Senior Credit Facility covenants or have a material adverse change at the date of the request for the draw.

We are required to pay down $168,000, $8.0 million, and $8.0 million in term loan principal on our Senior Credit Facility by December 31, 2005, March 31, 2006, and June 30, 2006, respectively. All outstanding amounts under our Senior Credit Facility are due October 31, 2007. We expect to refinance our Senior Credit Facility during the third quarter of 2005.

We were in compliance with all Senior Credit Facility loan covenants at June 30, 2005.

Our expenditures for property and equipment, including construction in progress, totaled $47.7 million and $64.1 million during the six months ended June 30, 2005 and 2004, respectively. Our capital expenditures requirements in excess of approximately $25 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2005 expenditures for property and equipment for our core operations, including construction in progress, to total approximately $85.0 million, depending on available opportunities and the amount of cash flow we generate during 2005.

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

In May 2005 Verizon Communications, Inc. agreed to acquire MCI, our major customer. Any such acquisition is expected to require approval of shareholders and anti-trust regulators. We are unable to predict the impact that a merger with or an acquisition of MCI will have upon us, however given the materiality of MCI's revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

A migration of MCI's or Sprint's traffic off of our network without it being replaced by other common carriers that interconnect with our network could have a material adverse impact on our financial position, results of operations and liquidity.

In May 2005 we repurchased the remaining 4,314 shares of our Series B preferred stock for a total purchase price of $6.6 million from Toronto Dominion Investments, Inc. The 4,314 preferred shares were convertible into 777,297 shares of our Class A common stock and the transaction price represented an equivalent Class A common stock purchase price of $8.50 per share. The repurchase of our Series B preferred stock was not part of our buyback program discussed below.

GCI's Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock. Our Board of Directors authorized us and we obtained permission from our lenders and preferred shareholder for up to $20.0 million of repurchases through June 30, 2005. During the six month period ended June 30, 2005 we repurchased 930,762 shares of our Class A common stock at a cost of approximately $8.7 million. We expect to continue the repurchases throughout 2005 subject to the availability of free cash flow, availability under our credit facilities, the price of our Class A and Class B common stock and the requisite consents of our lenders. The repurchases have and will continue to comply with the restrictions of SEC rule 10b-18.

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

We believe that we will be able to meet our current and long-term liquidity and capital requirements, and fixed charges through our cash flows from operating activities, existing cash, cash equivalents, short-term investments, credit facilities, and other external financing and equity sources. Should cash flows be insufficient to support additional borrowings and principal payments scheduled under our existing credit facilities, capital expenditures will likely be reduced.

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

In March 2005, the FASB issued FASB Interpretation ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred--generally upon acquisition, construction, or development and (or) through the normal operation of the asset. We will adopt FIN 47 for our annual report for the year ended December 31, 2005 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. We will adopt this statement January 1, 2006 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

In June 2005, the FASB ratified EITF Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds," which clarifies the guidance in paragraph 19 of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." According to EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items
(a)-(e) in paragraph 17 of SFAS No. 131. We will adopt EITF Issue No. 04-10 for our annual report for the year ended December 31, 2005 and do not expect it to result in a change to our SFAS No. 131 disclosures.


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

Those policies considered to be critical accounting policies for the six months ended June 30, 2005 are described below.

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

         o Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." We have recorded deferred tax assets of approximately $70.4 million associated with income tax net operating losses that were generated from 1992 to 2003, and that expire from 2007 to 2023. Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of approximately $1.9 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. In conjunction with certain 1996 acquisitions, we determined that approximately $20.0 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses. Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. We have not recorded a valuation allowance on the deferred tax assets as of June 30, 2005 based on management's belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

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

Market prices for North Slope oil averaged $31.74 in fiscal 2004 and are forecasted to average $41.75 in fiscal 2005. The closing price per barrel was $52.88 on July 21, 2005. To the extent that actual oil prices vary materially from the state's projected prices, the state's projected revenues and deficits will change. When the price of oil is $30.00 per barrel or greater, every $1 change in the price per barrel of oil is forecasted to result in an approximately $60.0 million change in the state's fiscal 2005 revenue. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

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

                                                                    Payments Due by Period
                                               ----------------------------------------------------------------
                                                                                                       More
                                                             Less than 1    1 to 3       4 to 5       Than 5
                                                    Total        Year        Years        Years        Years
                                               ------------- ----------- ------------ ------------ ------------
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

In May 2005 we repurchased the remaining 4,314 shares of our Series B preferred stock for a total purchase price of $6.6 million from Toronto Dominion Investments, Inc. The 4,314 preferred shares were convertible into 777,297 shares of our Class A common stock and the transaction price represented an equivalent Class A common stock purchase price of $8.50 per share.

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

Our Senior Credit Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at LIBOR plus 2.25% or less depending upon our Total Leverage Ratio (as defined). Should the LIBOR rate change, our interest expense will increase or decrease accordingly. As of June 30, 2005, we have borrowed $121.2 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would result in $1,212,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at LIBOR plus 3.25%. Should the LIBOR rate change, our interest expense will increase or decrease accordingly. As of June 30, 2005, we have borrowed $35.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would result in $357,000 in additional gross interest cost on an annualized basis.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


PART II.
ITEM 1.

                                LEGAL PROCEEDINGS

Information regarding material pending legal proceedings to which we are a party is included in note 6 to the accompanying "Notes to Interim Condensed Consolidated Financial Statements" and is incorporated herein by reference.

PART II.
ITEM 2.
          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  (a) Not applicable.
  (b) Not applicable.
  (c) Repurchases made in the quarter ended June 30, 2005:

                                      Issuer Purchases of Equity Securities
     --------------------------------------------------------------------------------------------------------
                                                                                        (d) Maximum Number
                                                                   (c) Total Number       (or approximate
                                                                      of Shares          Dollar Value) of
                                                                   Purchased as Part    Shares that May Yet
                                    (a) Total       (b) Average       of Publicly        Be Purchased Under
                                    Number of       Price Paid      Announced Plans         the Plans or
              Period             Shares Purchased    per Share      or Programs (1)         Programs (2)
     --------------------------- ----------------- -------------- ------------------- -----------------------
     April 1, 2005 to April
     30, 2005                             24 (3)       $9.17            837,842           $11.698 million
     May 1, 2005 to May 31,
     2005                            338,400 (4)       $8.25          1,176,242            $8.907 million
     June 1, 2005 to June 30,
     2005                             20,701 (3)       $9.87          1,196,943            $8.703 million
                                 -----------------
       Total                         359,125
                                 =================

(1) The repurchase plan was publicly announced on November 3, 2004. Our plan does not have an expiration date, however transactions pursuant to the plan are subject to periodic approval by our Board of Directors and must receive the consents of our lenders. We expect to continue the repurchases throughout 2005 subject to the availability of free cash flow, availability under our credit facilities, the price of our Class A and Class B common stock and the requisite consents of our lenders. We do not intend to terminate this plan in 2005. No plan has expired during the quarter ended June 30, 2005.

(2) The total amount approved for repurchase was $20.0 million through June 30, 2005 consisting of $10.0 million through December 31, 2004, an additional $5.0 million through March 31, 2005, and an additional $5.0 million through June 30, 2005.

(3) Private party transactions made under our publicly announced repurchase plan.

(4)  Open-market purchases made under our publicly announced repurchase plan.

PART II.
ITEM 4.
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                (a) Date of the meeting: June 27, 2005
                    Purpose of meeting:  Annual shareholders meeting

                (b) Name of each director elected at the meeting and the name of each other director whose term of office as a director continued after the meeting:

                           Name                Votes for     Votes withheld
                    ---------------------    ------------    --------------
                      Jerry A. Edgerton       64,367,007       16,271,726

                    Directors, in addition to those listed above, whose term of office as director continued after the meeting:

                      Stephen M. Brett
                      Ronald A. Duncan
                      Donne F. Fisher
                      William P. Glasgow
                      Stephen R. Mooney
                      James M. Schneider

                (c) Other matters voted upon:

                    Approving an amendment to, and ratifying a restatement of, the Company's Amended and Restated 1986 Stock Option Plan, including establishing certain incentive stock options, nonstatutory stock options, restricted stock awards and otherwise revising the plan.

                    Votes for:                  66,455,477
                    Votes against:               5,850,400
                    Votes withheld:                897,756

                (d) Not applicable


PART II.
ITEM 5.
                                OTHER INFORMATION

Stephen A. Reinstadtler declined to run for re-election to serve as a member of GCI's board of directors at GCI's annual shareholders' meeting. Mr. Reinstadtler's term as a director of GCI expired on June 27, 2005, the date of the meeting.

PART II.
ITEM 6.

                                    EXHIBITS

          Exhibit No.                                        Description
        --------------------------------------------------------------------------------------------------------
            31.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
                           of the Sarbanes-Oxley Act of 2002 by our President and Director
            31.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
                           of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial
                           Officer, Secretary and Treasurer
            32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002 by our President and Director
            32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial
                           Officer, Secretary and Treasurer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GENERAL COMMUNICATION, INC.

              Signature                                         Title                                   Date
--------------------------------------      --------------------------------------------      -----------------------
/s/ Ronald A. Duncan                        President and Director                                 August 5, 2005
--------------------------------------      (Principal Executive Officer)                     -----------------------
Ronald A. Duncan

/s/ John M. Lowber                          Senior Vice President, Chief Financial                 August 5, 2005
--------------------------------------      Officer, Secretary and Treasurer                  -----------------------
John M. Lowber                              (Principal Financial Officer)


/s/ Alfred J. Walker                        Vice President, Chief Accounting                       August 5, 2005
--------------------------------------      Officer                                           -----------------------
Alfred J. Walker                            (Principal Accounting Officer)
