Form 10-Q
period 2005-09-30
GENERAL COMMUNICATION INC
filed 2005-11-09
CIK 808461

As filed with the Securities and Exchange Commission on November 9, 2005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X .

The number of shares outstanding of the registrant's classes of common stock as of October 31, 2005 was:

                 51,437,973 shares of Class A common stock; and
                    3,845,424 shares of Class B common stock.

                                          GENERAL COMMUNICATION, INC.
                                                 FORM 10-Q
                                   FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                              TABLE OF CONTENTS
                                                                                                       Page No.
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of September 30, 2005
                       (unaudited) and December 31, 2004..................................................5

                    Consolidated Statements of Income for the
                       three and nine months ended September 30, 2005 (unaudited)
                       and 2004 (unaudited)...............................................................7

                    Consolidated Statements of Stockholders' Equity
                       for the nine months ended September 30, 2005
                       (unaudited) and 2004 (unaudited)...................................................8

                    Consolidated Statements of Cash Flows for the nine
                       months ended September 30, 2005 (unaudited)
                       and 2004 (unaudited)...............................................................10

                    Notes to Interim Condensed Consolidated Financial
                       Statements (unaudited).............................................................11

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................27

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................62

         Item 4.    Controls and Procedures...............................................................62

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................63

         Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...........................64

         Item 6.    Exhibits..............................................................................65

         Other items are omitted, as they are not applicable.

SIGNATURES................................................................................................66

            Cautionary Statement Regarding Forward-Looking Statements


You should carefully review the information contained in this Quarterly Report, but you should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission ("SEC"). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "project," or "continue" or the negative of those words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating those statements, you should specifically consider various factors, including those outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include but are not limited to those identified below.

     o Local and general market conditions and obstacles, including possible material adverse changes in the economic conditions in the markets we serve and in general economic conditions; the continuing impact of the current stagnant communications industry due to high levels of competition in the long-distance market resulting in continuing pressures to reduce prices; and an oversupply of long-haul capacity and high debt loads;
     o The efficacy of laws enacted by Congress and the State of Alaska legislature; rules and regulations to be adopted by the Federal Communications Commission ("FCC") and state public regulatory agencies to implement the provisions of the 1996 Telecom Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
     o The outcome of our negotiations with Incumbent Local Exchange Carriers ("ILECs") and state regulatory arbitrations and approvals with respect to interconnection agreements;
     o Changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, the Regulatory Commission of Alaska ("RCA"), and adverse outcomes from regulatory proceedings;
     o   Changes in regulations governing Unbundled Network Elements ("UNEs");
     o Changes in the treatment or classification of services using a particular technology, including Internet protocol;
     o Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include long-distance, local, cable, Internet, and cellular telephone services;
     o The extent and pace at which different competitive environments develop for each segment of our business;

     o The extent and duration for which competitors from each segment of the communications industries are able to offer combined or full service packages prior to our being able to do so;
     o Competitor responses to our products and services and overall market acceptance of such products and services;
     o Our ability to purchase network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local telephone service at competitive rates;
     o Success and market acceptance for new initiatives, some of which are untested;
     o The level and timing of the growth and profitability of existing and new initiatives, particularly local telephone services expansion including deploying digital local telephone service and wireless services;
     o Start-up costs associated with entering new markets, including advertising and promotional efforts;
     o Risks relating to the operations of new systems and technologies and applications to support new initiatives;
     o The risks associated with technological requirements, technology substitution and changes and other technological developments;
     o   Prolonged service interruptions which could affect our business;
     o Development and financing of communications, local telephone, wireless, Internet and cable networks and services;
     o Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements and the consequences of increased leverage;
     o   Availability of qualified personnel;
     o Uncertainties in federal military spending levels in markets in which we operate;
     o The effect on us of industry consolidation including the merger and potential acquisition of two of our large wholesale customers by companies which may have commercial relationships with other providers and the ongoing global and domestic trend towards consolidation in the communications industry, which may result in our competitors being larger and better financed with extensive resources and greater geographic reach, allowing them to compete more effectively;
     o The effect on us of pricing pressures, new program offerings and continuing market consolidation in the markets served by our major customer, MCI, Inc. ("MCI") and our other common carrier customers; and
     o Other risks detailed from time to time in our periodic reports filed with the SEC.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                           GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)                                                                            (Unaudited)
                                                                                                 September 30,      December 31,
                            ASSETS                                                                    2005              2004
------------------------------------------------------------------------------------------    ------------------- ----------------
Current assets:
  Cash and cash equivalents                                                                  $       12,719            31,452
                                                                                              ------------------- ----------------

  Receivables                                                                                        84,531            74,429
  Less allowance for doubtful receivables                                                             3,919             2,317
                                                                                              ------------------- ----------------
     Net receivables                                                                                 80,612            72,112

  Deferred income taxes, net                                                                         14,192            13,893
  Prepaid expenses                                                                                    7,758             7,907
  Property held for sale                                                                              2,284             2,282
  Inventories                                                                                         1,054             1,215
  Notes receivable from related parties                                                                 458               475
  Other current assets                                                                                  487             2,429
                                                                                              ------------------- ----------------
     Total current assets                                                                           119,564           131,765
                                                                                              ------------------- ----------------

Property and equipment in service, net of depreciation                                              449,329           432,249
Construction in progress                                                                             16,000            22,505
                                                                                              ------------------- ----------------
     Net property and equipment                                                                     465,329           454,754
                                                                                              ------------------- ----------------

Cable certificates                                                                                  191,241           191,241
Goodwill                                                                                             41,972            41,972
Other intangible assets, net of amortization of $2,537 and $1,625 at September 30, 2005
  and December 31, 2004, respectively                                                                 6,305             6,265
Deferred loan and senior notes costs, net of amortization of $1,200 and $2,602 at
  September 30, 2005 and December 31, 2004, respectively                                              8,271            10,341
Notes receivable from related parties                                                                 3,413             3,345
Other assets                                                                                         13,003             9,508
                                                                                              ------------------- ----------------
     Total other assets                                                                             264,205           262,672
                                                                                              ------------------- ----------------
       Total assets                                                                          $      849,098           849,191
                                                                                              =================== ================

See accompanying notes to interim condensed consolidated financial statements.

                                       5                             (Continued)

                                           GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                            (Continued)
(Amounts in thousands)                                                                            (Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND                                                     September 30,      December 31,
  STOCKHOLDERS' EQUITY                                                                                2005              2004
------------------------------------------------------------------------------------------    ------------------ -----------------
Current liabilities:
  Current maturities of obligations under long-term debt and capital leases                  $        1,763             6,407
  Accounts payable                                                                                   25,209            28,742
  Accrued payroll and payroll related obligations                                                    16,682            15,350
  Deferred revenue                                                                                   14,416            16,253
  Accrued liabilities                                                                                 5,965             6,849
  Accrued interest                                                                                    3,612             8,747
  Subscriber deposits                                                                                   377               437
                                                                                              ------------------ -----------------
    Total current liabilities                                                                        68,024            82,785

Long-term debt                                                                                      474,433           436,969
Obligations under capital leases, excluding current maturities                                          ---            32,750
Obligation under capital lease due to related party, excluding current maturity                         642               672
Deferred income taxes, net of deferred income tax benefit                                            58,493            49,111
Other liabilities                                                                                    10,408             8,385
                                                                                              ------------------ -----------------
    Total liabilities                                                                               612,000           610,672
                                                                                              ------------------ -----------------

Redeemable preferred stock                                                                              ---             4,249
                                                                                              ------------------ -----------------

Stockholders' equity:
  Common stock (no par):
    Class A.  Authorized 100,000 shares; issued 51,386 and 51,825 shares at
     September 30, 2005 and December 31, 2004, respectively                                         180,765           186,883

    Class B. Authorized 10,000 shares; issued 3,845 and 3,862 shares at
     September 30, 2005 and December 31, 2004, respectively; convertible on a share-per-share basis into Class A common
     stock                                                                                            3,248             3,248

    Less cost of 292 and 288 Class A and Class B common shares held in treasury
     at September 30, 2005 and December 31, 2004, respectively                                       (1,714)           (1,702)

 Paid-in capital                                                                                     15,845            14,957
 Notes receivable with related parties issued upon stock option exercise                             (2,978)           (3,016)
 Retained earnings                                                                                   41,932            33,900
                                                                                              ------------------ -----------------

    Total stockholders' equity                                                                      237,098           234,270
                                                                                              ------------------ -----------------
Commitments and contingencies
    Total liabilities, redeemable preferred stock, and stockholders' equity                  $      849,098           849,191
                                                                                              ================== =================
See accompanying notes to interim condensed consolidated financial statements.

                                            GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)
                                                                               Three Months Ended          Nine Months Ended
                                                                                 September 30,               September 30,
(Amounts in thousands, except per share amounts)                               2005         2004           2005         2004
                                                                            ----------- ------------   ------------ ------------
Revenues                                                                   $ 113,761      106,622        330,936      319,324

Cost of goods sold (exclusive of depreciation, amortization and
  accretion shown separately below)                                           36,345       32,876        107,590      104,878
Selling, general and administrative expenses                                  38,620       37,324        113,819      108,830
Restructuring charge                                                           1,894          ---          1,894          ---
Bad debt expense (recovery)                                                       31         (281)          (128)      (1,165)
Depreciation, amortization and accretion expense                              18,559       15,297         54,710       46,759
                                                                            ----------- ------------   ------------ ------------
     Operating income                                                         18,312       21,406         53,051       60,022
                                                                            ----------- ------------   ------------ ------------

Other income (expense):
   Interest expense                                                           (8,964)      (6,722)       (25,600)     (20,275)
   Loss on early extinguishment of debt and termination of capital
     lease                                                                    (2,797)         ---         (2,797)      (6,136)
   Amortization and write-off of loan and senior notes fees                   (2,224)        (400)        (3,155)      (3,414)
   Interest income                                                               266           86            557          273
                                                                            ----------- ------------   ------------ ------------
     Other expense, net                                                      (13,719)      (7,036)       (30,995)     (29,552)
                                                                            ----------- ------------   ------------ ------------
     Net income before income taxes                                            4,593       14,370         22,056       30,470

Income tax expense                                                             2,308        5,075          9,824       11,525
                                                                            ----------- ------------   ------------ ------------
     Net income                                                                2,285        9,295         12,232       18,945

Preferred stock dividends                                                        ---          381            148        1,228
                                                                            ----------- ------------   ------------ ------------
     Net income available to common shareholders                           $   2,285        8,914         12,084       17,717
                                                                            =========== ============   ============ ============

Basic net income per common share                                          $    0.04         0.15           0.22         0.31
                                                                            =========== ============   ============ ============

Diluted net income per common share                                        $    0.04         0.15           0.22         0.30
                                                                            =========== ============   ============ ============

See accompanying notes to interim condensed consolidated financial statements.

                                                   GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                                                   (Unaudited)
                                                                                         Notes
                                                                   Class A             Receivable             Accumulated
                                              Class A    Class B   Shares              Issued to                 Other
                                              Common     Common    Held in  Paid-in     Related   Retained   Comprehensive
 (Amounts in thousands)                        Stock     Stock    Treasury  Capital     Parties   Earnings       Loss       Total
                                            ----------------------------------------------------------------------------------------
 Balances at December 31, 2003              $ 202,362     3,269    (1,917)   12,836     (4,971)    15,371        (308)     226,642
 Components of comprehensive income:
   Net income                                     ---       ---       ---       ---        ---     18,945         ---       18,945
   Change in fair value of cash flow
      hedge, net of change in income tax
      liability of $207                           ---       ---       ---       ---        ---        ---         308          308
                                                                                                                           ---------
       Comprehensive income                                                                                                 19,253
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                       ---       ---       ---       534        ---        ---         ---          534
 Shares issued under stock option plan          2,228       ---       ---       ---        ---        ---         ---        2,228
 Amortization of the excess of GCI stock
   market value over stock option exercise
   cost on date of stock option grant             ---       ---       ---       247        ---        ---         ---          247
 Class B shares converted to Class A                2        (2)      ---       ---        ---        ---         ---          ---
 Conversion of Series B preferred stock to
   Class A common stock                         6,420       ---       ---       ---        ---        ---         ---        6,420
 Payments received on notes receivable
   issued to related parties upon stock
   option exercise                                ---       ---       ---       ---        620        ---         ---          620
 Purchase of treasury stock                       ---       ---      (367)      ---        ---        ---         ---         (367)
 Preferred stock dividends                        ---       ---       ---       ---        ---     (1,228)        ---       (1,228)
                                            ----------------------------------------------------------------------------------------
 Balances at September 30, 2004             $ 211,012     3,267    (2,284)   13,617     (4,351)    33,088         ---      254,349
                                            ========================================================================================

See accompanying notes to interim condensed consolidated financial statements.

                                       8                             (Continued)

                                                   GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                                                   (Unaudited)
                                                                   (Continued)
                                                                                         Notes
                                                                   Class A             Receivable
                                              Class A    Class B   Shares              Issued to
                                              Common     Common    Held in  Paid-in     Related   Retained
 (Amounts in thousands)                        Stock     Stock    Treasury  Capital     Parties   Earnings    Total
                                            ---------------------------------------------------------------------------
 Balances at December 31, 2004              $ 186,883     3,248    (1,702)   14,957     (3,016)    33,900    234,270
 Net income                                       ---       ---       ---       ---        ---     12,232     12,232
 Tax effect of excess stock compensation
   expense for tax purposes over amounts
   recognized for financial reporting
   purposes                                       ---       ---       ---       737        ---        ---        737
 Common stock repurchases                         ---       ---       ---       ---        ---    (10,688)   (10,688)
 Common stock retirements                      (8,994)      ---       ---       ---        ---      8,994        ---
 Shares issued under stock option plan          2,876       ---       ---       ---        ---        ---      2,876
 Redemption of Series B redeemable
   preferred stock                                ---       ---       ---       ---        ---     (2,358)    (2,358)
 Amortization of the excess of GCI stock
   market value over stock option exercise
   cost on date of stock option grant             ---       ---       ---       151        ---        ---        151
 Issuance of stock awards                         ---       ---        22       ---        ---        ---         22
 Purchase of treasury stock                       ---       ---       (34)      ---        ---        ---        (34)
 Payment received on note receivable
   issued to related party upon stock
   option exercise                                ---       ---       ---       ---         38        ---         38
 Preferred stock dividends                        ---       ---       ---       ---        ---       (148)      (148)
                                            ---------------------------------------------------------------------------
 Balances at September 30, 2005             $ 180,765     3,248    (1,714)   15,845     (2,978)    41,932    237,098
                                            ===========================================================================

See accompanying notes to interim condensed consolidated financial statements.

                                    GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                                 (Unaudited)
(Amounts in thousands)                                                                     2005             2004
                                                                                      --------------    -------------
Cash flows from operating activities:
   Net income                                                                        $    12,232           18,945
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and accretion expense                                     54,710           46,759
     Deferred income tax expense                                                           9,824           11,435
     Amortization and write-off of loan and senior notes fees                              3,155            3,414
     Bad debt expense, net of write-offs                                                   1,000              115
     Deferred compensation                                                                   640              427
     Loss on disposal of property and equipment                                              178              ---
     Compensatory stock options                                                              151              248
     Loss on early extinguishment of debt and termination of capital lease                 2,797            6,136
     Other noncash income and expense items                                                  731              654
     Change in operating assets and liabilities                                          (18,691)         (25,267)
                                                                                      --------------    -------------
       Net cash provided by operating activities                                          66,727           62,866
                                                                                      --------------    -------------

Cash flows from investing activities:
   Purchases of property and equipment, including construction period interest           (65,838)         (82,810)
   Purchases of other assets and intangible assets                                        (2,470)          (2,297)
   Proceeds from sales of assets                                                           1,995            1,190
   Additions to property held for sale                                                      (212)            (128)
   Notes receivable issued to related parties                                                (18)             (27)
   Payments received on notes receivable from related parties                                ---            1,847
   Refund of deposit                                                                         ---              699
                                                                                      --------------    -------------
       Net cash used in investing activities                                             (66,543)         (81,526)
                                                                                      --------------    -------------

Cash flows from financing activities:
   Borrowing on Senior Credit Facility                                                    38,832           20,000
   Repayment of capital lease obligations                                                (38,981)          (3,538)
   Purchase of common stock to be retired                                                (10,484)             ---
   Redemption of Series B redeemable preferred stock                                      (6,607)             ---
   Proceeds from common stock issuance                                                     2,876            2,228
   Payment upon early termination of capital lease                                        (2,797)             ---
   Payment of debt issuance costs                                                         (1,085)          (6,659)
   Repayment of Senior Credit Facility                                                      (400)         (53,832)
   Payment of preferred stock dividends                                                     (237)          (1,042)
   Purchase of treasury stock                                                                (34)            (367)
   Issuance of new Senior Notes                                                              ---          245,720
   Repayment of old Senior Notes                                                             ---         (180,000)
   Payment of bond call premiums                                                             ---           (6,136)
   Payment received on note receivable from related parties issued upon stock
      option exercise                                                                        ---              620
                                                                                      --------------    -------------
       Net cash provided by (used in) financing activities                               (18,917)          16,994
                                                                                      --------------    -------------
       Net decrease in cash and cash equivalents                                         (18,733)          (1,666)
       Cash and cash equivalents at beginning of period                                   31,452           10,435
                                                                                      --------------    -------------
       Cash and cash equivalents at end of period                                    $    12,719            8,769
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

                                       11                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       (c)   Earnings per Common Share
             Earnings per common share ("EPS") and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

                                                                      Three Months Ended September 30,
                                                                 2005                                  2004
                                                 ----------------------------------    ----------------------------------
                                                  Income       Shares                    Income     Shares
                                                   (Num-      (Denom-    Per-share        (Num-     (Denom-    Per-share
                                                  erator)      inator)    Amounts        erator)    inator)     Amounts
                                                 ---------- ----------- -----------    ---------- ----------- -----------
              Net income                         $ 2,285                               $ 9,295
                                                 ----------                            ----------
              Less preferred stock dividends:
                  Series B                           ---                                   230
                  Series C                           ---                                   151
                                                 ----------                            ----------
                                                     ---                                   381
                                                 ----------                            ----------
              Basic EPS:
              Net income                           2,285       54,677   $   0.04         8,914      58,031     $  0.15
              Effect of Dilutive Securities:
              Unexercised stock options              ---        1,304        ---           ---       1,000         ---
              Series B redeemable preferred stock    ---          ---        ---           230       1,677         ---
                                                 ---------- ----------- -----------    ---------- ----------- -----------
              Diluted EPS:
              Net income                         $ 2,285       55,981   $   0.04       $ 9,144      60,708     $  0.15
                                                 ========== =========== ===========    ========== =========== ===========

                                                                      Nine Months Ended September 30,
                                                                2005                                   2004
                                               ------------------------------------    -----------------------------------
                                                  Income       Shares                    Income      Shares
                                                  (Num-       (Denom-    Per-share        (Num-      (Denom-    Per-share
                                                  erator)      inator)    Amounts        erator)     inator)     Amounts
                                               ------------ ----------- -----------    ----------- ----------- -----------
              Net income                       $  12,232                               $ 18,945
                                               ------------                            -----------
              Less preferred stock dividends:
                  Series B                           148                                    778
                  Series C                           ---                                    450
                                               ------------                            -----------
                                                     148                                  1,228
                                               ------------                            -----------
              Basic EPS:
              Net income                          12,084       54,765   $   0.22         17,717      57,027    $  0.31
              Effect of Dilutive Securities:
              Unexercised stock options              ---        1,190        ---            ---       1,135        ---
                                               ------------ ----------- -----------    ----------- ----------- -----------
              Diluted EPS:
              Net income                       $  12,084       55,955   $   0.22       $ 17,717      58,162    $  0.30
                                               ============ =========== ===========    =========== =========== ===========

                                       12                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Common equivalent shares outstanding which are anti-dilutive for purposes of calculating EPS for the three and nine months ended September 30, 2005 and 2004 are not included in the diluted EPS calculations and consist of the following (shares, in thousands):

                                                                         Three Months Ended           Nine Months Ended
                                                                           September 30,                September 30,
                                                                         2005         2004            2005         2004
                                                                     ------------ ------------    ------------ ------------
              Series B redeemable preferred stock                         ---          ---             413         1,677
              Series C redeemable preferred stock                         ---          833             ---           833
                                                                     ------------ ------------    ------------ ------------
                Anti-dilutive common equivalent shares outstanding        ---          833             413         2,510
                                                                     ============ ============    ============ ============

             Weighted average shares associated with outstanding stock options for the three and nine months ended September 30, 2005 and 2004 which have been excluded from the diluted EPS calculations because the options' exercise price was greater than the average market price of the common shares consist of the following (shares, in thousands):

                                                                         Three Months Ended           Nine Months Ended
                                                                           September 30,               September 30,
                                                                          2005       2004             2005        2004
                                                                      ----------- ------------    ------------ ------------
              Weighted average shares associated with outstanding
                  stock options                                            126        736              230         292
                                                                      =========== ============    ============ ============

       (d)   Common Stock
             Following are the changes in common stock for the nine months ended September 30, 2005 and 2004 (shares, in thousands):

                                                                          Class A          Class B
                                                                       -------------    ------------
                    Balances at December 31, 2003                          52,589           3,868
                    Class B shares converted to Class A                         2              (2)
                    Shares issued under stock option plan                     388             ---
                    Conversion of Series B preferred stock to Class A
                      common stock                                          1,160             ---
                                                                       -------------    ------------
                        Balances at September 30, 2004                     54,139           3,866
                                                                       =============    ============

                    Balances at December 31, 2004                          51,825           3,862
                    Class B shares converted to Class A                        17             (17)
                    Shares issued under stock option plan                     480             ---
                    Shares retired                                           (936)            ---
                                                                       -------------    ------------
                         Balances at September 30, 2005                    51,386           3,845
                                                                       =============    ============

                                       13                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             At September 30, 2005 and December 31, 2004 we held 309,000 shares and 138,000 shares, respectively, of Class A common stock in treasury with the intent to retire. We held no Class A common stock in treasury with the intent to retire at September 30, 2004 and December 31, 2003. The cost of the repurchased Class A common stock is included in Retained Earnings on our Consolidated Balance Sheets at September 30, 2005 and December 31, 2004.

             Our Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock. Our Board of Directors authorized us, and we obtained permission from, our lenders and preferred shareholder for up to $25.0 million of repurchases through September 30, 2005. During the nine month period ended September 30, 2005 we repurchased 1,175,212 shares of our Class A common stock at a cost of approximately $10.7 million. The repurchases have complied with the restrictions of SEC rule 10b-18. Our Board of Directors authorized repurchases up to $5.0 million per quarter on an indefinite basis depending upon market conditions.

       (e)   Redeemable Preferred Stock
             In May 2005 we repurchased the remaining 4,314 shares of our Series B redeemable preferred stock for a total purchase price of $6.6 million from Toronto Dominion Investments, Inc. At September 30, 2005 we have no preferred stock outstanding. At December 31, 2004 we had $4.2 million of redeemable Series B preferred stock outstanding. We have 1,000,000 shares of preferred stock authorized and had 4,314 shares of Series B issued and outstanding at December 31, 2004.

             The redemption amount of our Series B preferred stock at December 31, 2004 was $4.3 million. The difference of $89,000 between the carrying and redemption amounts was due to accrued dividends included in Accrued Liabilities.

       (f)   Asset Retirement Obligations
             Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at September 30, 2005 and 2004 (amounts in thousands):

                  Balance at December 31, 2003                        $  2,005
                  Accretion expense for the nine months ended
                   September 30, 2004                                      134
                  Liability settled                                         (6)
                  Other                                                    (43)
                                                                       --------
                     Balance at September 30, 2004                    $  2,090
                                                                       ========

                  Balance at December 31, 2004                        $  2,971
                  Accretion expense for the nine months ended
                   September 30, 2005                                      148
                                                                       --------
                     Balance at September 30, 2005                    $  3,119
                                                                       ========

                                       14                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Our asset retirement obligations were included in Other Liabilities at September 30, 2005 and December 31, 2004.

       (g)   Stock Option Plan
             At September 30, 2005, we had one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We use the intrinsic-value method and compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25.

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

             In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," requiring all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. After consideration of the SEC's April 2005 amendment of the SFAS No. 123R compliance dates, SFAS No. 123R is effective for annual periods beginning after June 15, 2005, or December 15, 2005 for small business issuers. As of January 1, 2006, we will apply SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after January 1, 2006 for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. In March 2005 the SEC issued Staff Accounting Bulletin ("SAB") No. 107 expressing the SEC staff's view regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and regarding the valuation of share-based payment arrangements for public companies. In August 2005 the FASB staff issued FASB Staff Position ("FSP") SFAS 123R-1 regarding the recognition and measurement requirements of freestanding financial instruments originally issued as employee compensation. In October 2005 the FASB staff issued FSP SFAS 123R-2 regarding guidance on application of grant date as defined in SFAS
             123. We estimate the application of SFAS No. 123R will result in an increase in our compensation cost for all share-based payments of approximately $2.0 million to $2.5 million during the year ended December 31, 2006.

                                       15                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Stock-based employee compensation cost is reflected over the options' vesting period of generally five years and compensation cost for options granted prior to January 1, 1996 is not considered. The following table illustrates the effect on net income and EPS for the three and nine months ended September 30, 2005 and 2004, if we had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share amounts):

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                        -------------------------    ------------------------
                                                           2005           2004          2005          2004
                                                        -----------    ----------    ----------    ----------
                Net income, as reported                $  2,285          9,295         12,232        18,945
                Total stock-based employee
                 compensation expense included in
                 reported net income, net of related
                 tax effects                                172             53            245           129
                Total stock-based employee
                 compensation expense under the
                 fair-value based method for all
                 awards, net of related tax effects        (390)          (594)        (1,327)       (1,682)
                                                        -----------    ----------    ----------    ----------
                   Pro forma net income                $  2,067          8,754         11,150        17,392
                                                        ===========    ==========    ==========    ==========

                Basic net income per common share,
                  as reported                          $   0.04           0.15           0.22          0.31
                                                        ===========    ==========    ==========    ==========

                Diluted net income per common share,
                as reported                            $   0.04           0.15           0.22          0.30
                                                        ===========    ==========    ==========    ==========

                Basic and diluted net income per
                  common share, pro forma              $   0.04           0.14           0.20          0.28
                                                        ===========    ==========    ==========    ==========

             The calculation of total stock-based employee compensation expense under the fair-value based method includes weighted-average assumptions of a risk-free interest rate, volatility and an expected life.

       (h)   New Accounting Standards
             Effective July 1, 2005, we adopted SFAS 153, "Exchanges of Nonmonetary Assets," which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the

                                       16                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             exchange. The adoption of SFAS 153 did not have a material effect on our results of operations, financial position or cash flows.

(2) Consolidated Statements of Cash Flows Supplemental Disclosures Changes in operating assets and liabilities consist of (amounts in thousands):

             Nine month periods ended September 30,                            2005           2004
                                                                           ------------   ------------
              Increase in accounts receivable                             $  (12,027)        (5,365)
              Decrease in prepaid expenses                                       149          4,352
              (Increase) decrease in inventories                                 161         (1,042)
              Decrease in other current assets                                    79          1,064
              Decrease in accounts payable                                    (3,533)        (6,783)
              Increase (decrease) in accrued payroll and payroll
               related obligations                                             1,332         (3,520)
              Decrease in deferred revenues                                   (1,837)        (7,431)
              Decrease in accrued interest                                    (5,135)        (5,785)
              Increase (decrease) in accrued liabilities                       1,097           (252)
              Decrease in subscriber deposits                                    (60)          (180)
              Increase (decrease) in components of other long-term
               liabilities                                                     1,083           (325)
                                                                           ------------   ------------
                                                                          $  (18,691)       (25,267)
                                                                           ============   ============

       We paid interest totaling approximately $30.1 million and $27.1 million during the nine months ended September 30, 2005 and 2004, respectively. We capitalized interest of $0 and approximately $1.1 million during the nine months ended September 30, 2005 and 2004, respectively. Capitalized interest is recorded as an addition to Property and Equipment.

       Income tax refunds received totaled $202,000 and $0 during the nine months ended September 30, 2005 and 2004, respectively. We paid income taxes of $133,000 and $90,000 during the nine months ended September 30, 2005 and 2004, respectively.

       We recorded $737,000 and $534,000 during the nine months ended September 30, 2005 and 2004, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

       In January and August 2004, 3,108 and 3,328 shares of our Series B preferred stock, respectively, were converted to 560,000 and 599,640 shares of our Class A common stock, respectively, at the stated conversion price of $5.55 per share.

(3)    Intangible Assets
       There have been no events or circumstances that indicate the recoverability of the carrying amounts of indefinite-lived and definite-lived intangible assets has changed as of September 30, 2005. The remaining useful lives of our cable certificates and goodwill were evaluated as of September 30, 2005 and events and circumstances continue to support an indefinite useful life. We reviewed the useful lives assigned to our definite-lived intangible assets and believe the lives continue to be appropriate as of September 30, 2005.

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

       Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

                                                   Three Months Ended            Nine Months Ended
                                                     September 30,                 September 30,
                                                   2005          2004            2005         2004
                                               -------------- -----------    ------------- -----------
             Amortization expense             $     307           224             913          575
                                               ============== ===========    ============= ===========

       Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

                Years Ending
                December 31,
             -------------------
                   2005          $ 1,234
                   2006            1,280
                   2007            1,210
                   2008              958
                   2009              643

(4)    MCI Settlement and Release Agreement
       On July 21, 2002, MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. On July 22, 2003, the United States Bankruptcy Court approved a settlement agreement for pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI. MCI emerged from bankruptcy protection on April 20, 2004. The remaining pre-petition accounts receivable balance owed by MCI to us after this settlement was $11.1 million ("MCI credit") which we have used and will continue to use as a credit against amounts payable for services purchased from MCI.

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

                                                   Three Months Ended            Nine Months Ended
                                                     September 30,                 September 30,
                                                   2005          2004            2005         2004
                                               -------------- -----------    ------------- -----------
             MCI credit realized              $   1,445         1,090           3,334        3,386
                                               ============== ===========    ============= ===========

       The remaining unused MCI credit totaled $324,000 and $3.7 million at September 30, 2005 and December 31, 2004, respectively. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is realized.

(5)    Restructuring Charge
       On August 22, 2005 we committed to a reorganization plan to more efficiently meet the demands of technological and product convergence by realigning along customer lines rather than product lines. The reorganization plan includes integration of several functions resulting in the layoff of 76 employees by November 30, 2005. The reorganization is expected to be completed and become effective on January 1, 2006. Beginning January 1, 2006 we will be reorganized under Consumer, Commercial, Carrier and Managed Broadband segments, replacing the Long Distance, Cable, Local Access and Internet services segments.

       Charges incurred in relation to the reorganization plan were accounted for under SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." We recognized approximately $1.9 million in Restructuring Charge during the three months and nine months ended September 30, 2005. Our estimate of the total costs to be incurred under this plan is $2.2 million of which $1.9 million has been recognized as a liability for one-time termination benefits in accordance with SFAS No.
       146. The following table sets forth the restructuring charges by segment during the three and nine months ended September 30, 2005 (amounts in thousands):

                                               Reportable Segments
                            ------------------------------------------------------------
                              Long-                  Local                      Total
                             Distance      Cable     Access      Internet     Reportable
                             Services    Services    Services    Services      Segments    All Other    Total
                            ----------- ----------- ----------- ----------- ------------- ---------- ----------
Estimated total
  restructuring charges
  to be incurred           $   673          316        203         158           1,350        810       2,160
                            =========== =========== =========== =========== ============= ========== ==========
Total restructuring
  charges recognized at
  September 30, 2005       $   547          302        194         152           1,195        699       1,894
                            =========== =========== =========== =========== ============= ========== ==========

                                       19                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Following is a reconciliation of our beginning and ending liability related to the reorganization plan at September 30, 2005 (amounts in thousands):

                    Balance at December 31, 2004                    $   ---
                    Restructuring charge incurred                     1,894
                    Cash paid                                          (591)
                    Non-cash charges                                    (13)
                                                                     --------
                         Balance at September 30, 2005              $ 1,290
                                                                     ========

(6)    Long-term Debt
       On August 31, 2005 our April 2004 Senior Credit Facility was amended and restated. The $215.0 million Amended and Restated Senior Secured Credit Facility ("Amended Senior Credit Facility") includes a $160.0 million term loan and a $55.0 million revolving credit facility with a $25.0 million sublimit for letters of credit. Proceeds were used to pay down our previous Senior Credit Facility and to pay off our Satellite Transponder Capital Lease with the remainder used to pay financing fees. Outstanding principal of $35.8 million on the Satellite Transponder Capital Lease was repaid, and we incurred a $2.8 million charge due to the early termination of the capital lease which is classified as Loss on Early Extinguishment of Debt during the three and nine months ended September 30, 2005 on our Consolidated Statements of Income.

       The Amended Senior Credit Facility decreased the interest rate on the term loan from LIBOR plus 2.25% to LIBOR plus 1.50%. The interest rate on the revolving portion of the previous Senior Credit Facility was LIBOR plus a margin dependent upon our Total Leverage Ratio (as defined) ranging from 1.75% to 2.50%. The Amended Senior Credit Facility reduced the revolving credit facility interest rate to LIBOR plus the following applicable margin dependent upon our Total Leverage ratio (as defined):

                          Total Leverage           Applicable
                        Ratio (as defined)           Margin
                    -------------------------    --------------
                    >
                    = 3.75                           0.175%
                    >
                    = 3.25 but < 3.75                0.150%
                    >
                    = 2.75 but < 3.25                0.125%

                    < 2.75                           0.100%

       The commitment fee we are required to pay on the unused portion of the commitment was reduced to 0.375%.

       The Amended Senior Credit Facility increased our allowed Total Leverage Ratio (as defined) limit to 4.50:1.0 and our Senior Debt Ratio (as defined) limit to 2.25:1.0. Our Fixed Charge Coverage Ratio (as defined) must be less than 1.0:1.0.

       Our term loan is fully drawn and we have letters of credit outstanding totaling $5.5 million at September 30, 2005, which leaves $49.5 million available to draw under the revolving credit facility if needed. We have not borrowed under the revolving credit facility in 2005.

                                       20                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       This transaction was a substantial modification of our April 2004 Senior Credit Facility and we therefore recognized $1.8 million in Amortization and Write-off of Loan and Senior Notes Fees during the three and nine months ended September 30, 2005 in our Consolidated Statements of Income. Deferred loan fees of $362,000 were determined not to be a substantial modification and continue to be amortized over the life of the Amended Senior Credit Facility.

       In connection with the Amended Senior Credit Facility, we paid bank fees and other expenses of $1.0 million during the three and nine months ended September 30, 2005. These costs will be amortized over the life of the Amended Senior Credit Facility.

       Borrowings under the Amended Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items. We were in compliance with all loan covenants at September 30, 2005.

       As of September 30, 2005 maturities of long-term debt under the Amended Senior Credit Facility were as follows (amounts in thousands):

              Years Ending December 31,
             --------------------------
             2005                       $     800
             2006                           1,600
             2007                           1,600
             2008                           1,600
             2009                           1,600
             2010 and thereafter          152,800
                                         ----------
                                        $ 160,000
                                         ==========

(7)    Industry Segments Data
       Our reportable segments are business units that offer different products. The reportable segments are each managed separately and offer distinct products with different production and delivery processes.

       As of January 1, 2005 financial information for our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics ("Broadband services") is not included in the long-distance services segment but is included in the "All Other" category. Additionally, Property and Equipment originally included in the Internet services segment were determined to be Broadband services Property and Equipment and were reclassified to the "All Other" category. Segment and All Other category data for the nine months ended September 30, 2004 have been reclassified to reflect the changes.

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

          Cable services. We provide cable television services to residential, commercial and government users in the state of Alaska. Our cable systems serve 36 communities and areas in Alaska, including the state's four largest urban areas, Anchorage, Fairbanks, the Matanuska-Susitna Valley, and Juneau. We offer digital cable television services in Anchorage, Cordova, Fairbanks, Homer, Juneau, Kenai, Ketchikan, Kodiak, Kotzebue, the Matanuska-Susitna Valley, Nome, Petersburg, Seward, Soldotna, Valdez and Wrangell and retail cable modem service (through our Internet services segment) in all of our locations in Alaska except Kotzebue.

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

                                       22                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Summarized financial information for our reportable segments for the nine months ended September 30, 2005 and 2004 follows (amounts in thousands):

                                                       Reportable Segments
                                     ---------------------------------------------------------
                                        Long-               Local                  Total
                                       Distance   Cable     Access   Internet    Reportable        All
                                       Services  Services  Services  Services     Segments        Other     Total
                                     -------------------------------------------------------------------------------
           2005
           ----
       Revenues:
         Intersegment                $  12,871     2,810     6,401       829       22,911         1,008     23,919
         External                      141,940    78,422    38,463    22,287      281,112        49,824    330,936
                                     -------------------------------------------------------------------------------
            Total revenues           $ 154,811    81,232    44,864    23,116      304,023        50,832    354,855
                                     ===============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, accretion,
         net interest expense and
         income taxes                $  82,363    33,026     1,316     9,112      125,817       (18,056)   107,761
                                     ===============================================================================

       Operating income (loss)       $  62,814    17,608    (3,798)    6,514       83,138       (30,087)    53,051
                                     ===============================================================================

           2004
           ----
       Revenues:
         Intersegment                $  10,490     1,866     7,053     2,460       21,869           558     22,427
         External                      136,729    75,243    34,558    19,592      266,122        53,202    319,324
                                     -------------------------------------------------------------------------------
            Total revenues           $ 147,219    77,109    41,611    22,052      287,991        53,760    341,751
                                     ===============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, accretion,
         net interest expense and
         income taxes                $  81,036    33,190      (231)    6,409      120,404       (13,623)   106,781
                                     ===============================================================================

       Operating income (loss)       $  63,430    19,118    (3,158)    4,158       83,548       (23,526)    60,022
                                     ===============================================================================

       A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

         Nine months ended September 30,                                          2005            2004
                                                                            --------------- ---------------
         Reportable segment revenues                                       $     304,023         287,991
         Plus All Other revenues                                                  50,832          53,760
         Less intersegment revenues eliminated in consolidation                   23,919          22,427
                                                                            --------------- ---------------
              Consolidated revenues                                        $     330,936         319,324
                                                                            =============== ===============

                                       23                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A reconciliation of reportable segment earnings from operations before depreciation, amortization and accretion expense, net other expense and income taxes to consolidated net income before income taxes follows (amounts in thousands):

         Nine months ended September 30,                                         2005            2004
                                                                            -------------- ----------------
         Reportable segment earnings from operations before
           depreciation, amortization and accretion expense, net other
           expense and income taxes                                        $    125,817         120,404
         Less All Other loss from operations before depreciation,
           amortization and accretion expense, net other expense and
           income taxes                                                          18,056          13,623
                                                                            -------------- ----------------
              Consolidated earnings from operations before
                depreciation, amortization and accretion expense, net
                other expense and income taxes                                  107,761         106,781
         Less depreciation, amortization and accretion expense                   54,710          46,759
                                                                            -------------- ----------------
              Consolidated operating income                                      53,051          60,022
         Less other expense, net                                                 30,995          29,552
                                                                            -------------- ----------------
              Consolidated net income before income taxes                  $     22,056          30,470
                                                                            ============== ================

       A reconciliation of reportable segment operating income to consolidated net income before income taxes follows (amounts in thousands):

         Nine months ended September 30,                                          2005            2004
                                                                            --------------- ---------------
         Reportable segment operating income                               $     83,138          83,548
         Less All Other operating loss                                           30,087          23,526
                                                                            --------------- ---------------
              Consolidated operating income                                      53,051          60,022
         Less other expense, net                                                 30,995          29,552
                                                                            --------------- ---------------
              Consolidated net income before income taxes                  $     22,056          30,470
                                                                            =============== ===============

(7)    Commitments and Contingencies

       Litigation, Disputes, and Regulatory Matters
       We filed a lawsuit on July 27, 2004 in federal district court against AT&T Corp. ("AT&T") claiming that AT&T has discriminated and continues to discriminate against us by refusing to provide wholesale transport services to us on the same terms and conditions that AT&T makes available to other carriers. On November 30, 2004, AT&T filed a motion for referral of this matter to the Commission under the doctrine of primary jurisdiction. On February 24, 2005, the Court granted AT&T's motion and dismissed our complaint without prejudice. We filed a Formal Complaint against AT&T and its subsidiary AT&T Alascom with the FCC on June 17, 2005 and an Amended Formal Complaint was filed on July 6, 2005, seeking both injunctive relief and damages to remedy the discrimination. We are unable to predict the outcome of our complaint with certainty at this time.

                                       24                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       On June 25, 2004 the RCA issued an order in our arbitration with ACS to revise the rates, terms, and conditions that govern access to UNEs in the Anchorage market. The RCA's ruling set rates for numerous elements of ACS' network, the most significant being the lease rate for local loops. The order initially increased the loop rate payable to ACS from $14.92 to $19.15 per loop per month. We immediately filed a petition for reconsideration with the RCA to correct computational errors and raise other issues. On August 20, 2004, the RCA ruled on the petition and retroactively lowered the loop rate to $18.64 per month. The Commission issued a final order approving an interconnection agreement on December 7, 2004. In January 2005 we appealed the RCA ruling to the Federal District Court in Anchorage, Alaska arguing that the pricing and methodology used by ACS and approved by the RCA was flawed and in violation of federal law. We cannot predict at this time the outcome of the litigation.

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

                                       25                            (Continued)

                  GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Telecommunication Services Agreements
       We lease a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provide management and maintenance services for this capacity to a significant customer. The telecommunications service agreement is for fifteen years and may be extended for up to two successive three-year periods and, upon expiration of the extensions, one additional year. The agreement may be canceled by either party with 180 days written notice. On March 24, 2005, the lessee announced that they had signed a contract with a competitor to build a microwave system to run parallel with our fiber optic cable system. The lessee may utilize the microwave system in place of or in addition to our fiber optic cable system. The lessee has not notified us in writing of their intent to change or cancel our agreement. We are unable to predict the financial impact of this event on our results of operations, financial position and cash flows.

       A summary of minimum future service revenues from this agreement follows (amounts in thousands):

          Years ending December 31,
            2005                                                $  13,200
            2006                                                   13,200
            2007                                                   13,200
            2008                                                   13,200
            2009                                                   13,200
            2010 and thereafter                                    85,276
                                                                 ----------
              Total minimum future service revenues             $ 151,276
                                                                 ==========

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

As of January 1, 2005 financial information for Broadband services is not included in the long-distance services segment but is included in the "All Other" category. Segment and All Other category data for the three and nine months ended September 30, 2004 have been reclassified to reflect the change.

Results of Operations

The following table sets forth selected Statements of Income data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

                                                                         Percentage                             Percentage
                                                                         Change (1)                             Change (1)
                                                Three Months Ended          2005         Nine Months Ended         2005
                                                   September 30,             vs.           September 30,            vs.
    (Unaudited)                                  2005        2004           2004         2005         2004         2004
                                                 ----        ----           ----         ----         ----         ----
    Statements of Income Data:
      Revenues:
        Long-distance services segment          43.6%       44.1%           5.6%        42.9%       42.8%          3.8%
        Cable services segment                  23.0%       23.6%           3.8%        23.7%       23.6%          4.2%
        Local access services segment           11.0%       10.8%           8.0%        11.6%       10.8%         11.3%
        Internet services segment                6.7%        6.3%          13.5%         6.7%        6.1%         13.8%
        All other                               15.7%       15.2%          10.6%        15.1%       16.7%         (6.4%)
                                           -------------------------------------------------------------------------------
          Total revenues                       100.0%      100.0%           6.7%       100.0%      100.0%          3.6%
      Selling, general and administrative
        expenses                                33.9%       35.0%           3.5%        34.4%       34.1%          4.6%
      Restructuring charge                       1.7%         ---             NM         0.6%         ---            NM
      Bad debt expense (recovery)                0.0%       (0.3%)        111.0%         0.0%       (0.4%)       (89.0%)
      Depreciation, amortization and
        accretion expense                       16.3%       14.3%          21.3%        16.5%       14.6%         17.0%
      Operating income                          16.1%       20.1%         (14.5%)       16.0%       18.8%        (11.6%)
      Net income before income taxes             4.0%       13.5%         (68.0%)        6.7%        9.5%        (27.6%)
      Net income                                 2.0%        8.7%         (75.4%)        3.7%        5.9%        (35.4%)

                                                                         Percentage                             Percentage
                                                                         Change (1)                             Change (1)
                                                Three Months Ended          2005         Nine Months Ended         2005
                                                   September 30,             vs.           September 30,            vs.
    (Unaudited)                                  2005        2004           2004         2005         2004         2004
                                                 ----        ----           ----         ----         ----         ----
    Other Operating Data:
    Long-distance services segment
       operating income (2)                     47.1%       53.0%          (6.3%)       44.3%       46.4%         (1.0%)
    Cable services segment operating
       income (3)                               20.0%       23.6%         (11.9%)       22.5%       25.4%         (7.9%)
    Local access services segment
       operating loss (4)                      (16.1%)     (15.9%)         (9.6%)       (9.9%)      (9.1%)       (20.3%)
    Internet services segment operating
       income (5)                               30.5%       24.6%          40.7%        29.2%       21.2%         56.7%

   --------------------------
1 Percentage change in underlying data.
2 Computed by dividing total external long-distance services segment operating income by total external long-distance services segment revenues.
3 Computed by dividing total external cable services segment operating income by total external cable services segment revenues.
4 Computed by dividing total external local access services segment operating loss by total external local access services segment revenues.
5 Computed by dividing total external Internet services segment operating income by total external Internet services segment revenues.
NM - Not meaningful.
   --------------------------

Three Months Ended September 30 ("third quarter") 2005 Compared To Three Months Ended September 30, 2004

Overview of Revenues and Cost of Goods Sold
Total revenues increased 6.7% from $106.6 million in the third quarter of 2004 to $113.8 million in the third quarter of 2005. Revenue increased in each of our segments and All Other Services. See the discussion below for more information by segment and for All Other Services.

Total Cost of Goods Sold increased 10.6% from $32.9 million in the third quarter of 2004 to $36.3 million in the third quarter of 2005. Increases in long-distance services, cable services, and Internet services segments and All Other Services Cost of Goods Sold were partially off-set by decreased local access services segment Cost of Goods Sold. See the discussion below for more information by segment and for All Other Services.

Long-Distance Services Segment Overview
Long-distance services segment revenue in the third quarter of 2005 represented 43.6% of consolidated revenues. Our provision of interstate and intrastate long-distance services, and private line and leased dedicated capacity services accounted for 90.8% of our total long-distance services segment revenues during the third quarter of 2005.

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

After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. We have accounted for our use of the MCI credit as a gain contingency, and, accordingly, are recognizing a reduction of bad debt expense as services are provided by MCI and the credit is realized. During the third quarter of 2005 and 2004 we realized approximately $1.4 million and $1.1 million, respectively, of the MCI credit against amounts payable for services received from MCI.

The remaining unused MCI credit totaled $324,000 at September 30, 2005. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is realized.

In 2005 we renewed our agreement to provide interstate and intrastate long-distance services to MCI through December 2009 with five one-year automatic extensions to December 2014. The amendment includes new rates mandated by the Consolidated Appropriations Act for Fiscal Year 2005 signed into law December 8, 2004 and effective January 22, 2005 which will result in rate decreases of 3% per year ("Tariff 11 Rates") through 2010, at which time rates will be contractually set.

In May 2005 Verizon Communications, Inc. agreed to merge with MCI, our major customer. The merger was approved by MCI shareholders in October 2005. The merger received FCC approval, but requires other regulatory approvals. We are unable to predict the impact that a merger with MCI will have upon us, however given the materiality of MCI's revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

The initial term of our contract to provide interstate and intrastate long-distance services and private line and private network services to Sprint Corporation ("Sprint"), one of our significant customers, ends in March 2007 with two one-year automatic extensions to March 2009. In 2005 we amended the original agreement to include Tariff 11 Rates.

In August 2005 Sprint and Nextel Communications, Inc. completed their merger. While this merger has not had a material adverse effect on our financial position, results of operations and liquidity, we are unable to predict the long-term outcome this merger will have upon us.

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

Long-distance Services Segment Revenues
Total long-distance services segment revenues increased 6.4% to $50.0 million in the third quarter of 2005. The components of long-distance services segment revenues are as follows (amounts in thousands):

                                                                             Third Quarter               Percentage
                                                                        2005              2004             Change
                                                                   --------------    -------------    ----------------
   Common carrier message telephone services                      $    25,250            21,046             20.0%
   Residential, commercial and governmental message telephone
     services                                                           8,782            10,149            (13.5%)
   Private line and private network services                           11,038            10,973              0.6%
   Lease of fiber optic cable system capacity                           4,581             4,840             (5.4%)
                                                                   --------------    -------------    ----------------
     Total long-distance services segment revenue                 $    49,651            47,008              5.6%
                                                                   ==============    =============    ================

Common Carrier Message Telephone Services Revenue
The increase in message telephone service revenues from our other common carrier customers in the third quarter of 2005 resulted from a 29.2% increase in wholesale minutes carried to 301.7 million minutes.

The third quarter 2005 increase in message telephone service revenues from other common carriers was partially off-set by a 4.7% decrease in the average rate per minute on minutes carried for other common carriers primarily due to a change in the composition of traffic resulting from one of our common carrier customer contracts.

Residential, Commercial, and Governmental Message Telephone Services Revenue Selected key performance indicators for our offering of message telephone service to residential, commercial, and governmental customers follow:

                                                            Third Quarter                     Percentage
                                                      2005                 2004                 Change
                                               ------------------    ------------------    ----------------
   Retail minutes carried                        74.8 million          77.3 million             (3.2%)
   Average rate per minute (1)                      $0.132                $0.133                (0.8%)

   ------------------------------------
   1 Residential, commercial, and governmental message telephone services revenues excluding plan fees associated with the carriage of data services divided by the retail minutes carried.

We had 91,500 and 90,300 active residential, commercial and governmental customers at August 31, 2005 and September 30, 2004, respectively. An active customer is a subscriber who has had calling activity during August 2005 and September 2004, respectively. We converted to a new unified order management and fulfillment, billing, customer service, cash application, and credit and collection system on September 1, 2005. The conversion to the new system is still very recent and reports necessary to determine the number of active customers at September 30, 2005 are not yet complete. We do not believe the number of active customers at September 30, 2005 is materially different from the number of active customers at August 31, 2005.

The decrease in message telephone service revenues from residential, commercial, and governmental customers in the third quarter of 2005 is primarily due to a decrease in the minutes carried for these customers and in the average rate per minute and is partially off-set by an increase in the number of active residential, commercial, and governmental customers billed. The increase in the number of customers billed is primarily due to our promotion of and our customers' enrollment in bundled offerings to our residential customers, partially off-set by the effect of customers substituting cellular phone, prepaid calling card, and email usage for direct dial minutes.

Fiber Optic Cable System Capacity Lease Revenue
The decrease in fiber optic cable system capacity lease revenues is primarily due to rate compression in the third quarter of 2005 as compared to the third quarter of 2004 and disconnection of a customer starting in May 2005. The decrease is partially off-set by the resolution of a billing matter with a customer in the third quarter of 2005 which resulted in revenue recognition of $417,000.

Long-distance Services Segment Cost of Goods Sold
Long-distance services segment Cost of Goods Sold increased 18.9% to $11.6 million in the third quarter of 2005 primarily due to the following:

     o A 11.9% increase in minutes carried to 347.7 million minutes in the third quarter of 2005,
     o A $472,000 credit received in the third quarter of 2004 from a vendor due to a rate overcharge,
     o Receipt of a $429,000 refund in the third quarter of 2004 from an intrastate access cost pool that previously overcharged us for access services, and
     o In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. In the third quarter of 2004 we had a favorable adjustment of $450,000.

The increase in long-distance services segment Cost of Goods Sold is partially off-set by the following:

     o Recognition of a $501,000 refund received in the third quarter of 2005 from a vendor due to a rate overcharge in 2001 and 2002, and
     o Reduced access costs resulting from the distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.010 and $.046 per minute for originating and terminating interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows.

Long-distance Services Segment Operating Income
Long-distance services segment operating income decreased 6.3% to $23.4 million from the third quarter of 2004 to the third quarter of 2005 primarily due to the following:

     o A 18.9% increase in long-distance services segment Costs of Goods Sold to $11.6 million in the third quarter of 2005, as discussed above,
     o A 7.2% increase in long-distance services segment selling, general and administrative expenses to $8.2 million in the third quarter of 2005 primarily due to an increase in promotion expenses. The increase is partially off-set by a decrease in fiber repair expenses in the third quarter of 2005 due to the repair of AULP East in July 2004,
     o Recognition of $547,000 as the long-distance services segment's portion of the restructuring charge in the third quarter of 2005 discussed further below, and
     o A 18.4% increase in long-distance services segment depreciation, amortization and accretion expense to $6.6 million in the third quarter of 2005 primarily due to our investment in long-distance services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in long-distance services segment equipment and facilities placed into service during the nine months ended September 30, 2005 for which a partial year of depreciation will be recorded in the year ended December 31, 2005.

The decrease was partially off-set by a 5.6% increase in long-distance services segment revenue to $49.7 million in the third quarter of 2005, as discussed above.

Cable Services Segment Overview
Cable services segment revenues in the third quarter of 2005 represented 23.0% of consolidated revenues. Our cable systems serve 36 communities and areas in Alaska, including the state's four largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley and Juneau. On February 1, 2005 we acquired all of the assets of Barrow Cable TV, Inc. ("BCTV") for approximately $1.6 million. The BCTV asset purchase resulted in approximately 950 additional subscribers and approximately 1,100 additional homes passed.

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

Cable Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our cable services segment follow:

                                                              September 30,              Percentage
                                                          2005             2004            Change
                                                    -------------    -------------    ----------------
   Basic subscribers                                    136,400          134,300            1.6%
   Digital programming tier subscribers                  51,300           42,600           20.4%
   Cable modem subscribers                               74,200           61,200           21.2%
   Homes passed                                         213,100          206,000            3.4%

A basic cable subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased. A digital programming tier subscriber is defined as one digital programming tier of service delivered to an address or separate subunits thereof regardless of the number of outlets or digital programming tiers purchased. A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Digital programming tier subscribers are a sub-set of basic subscribers. Cable modem subscribers may also be basic subscribers though basic cable service is not required to receive cable modem service.

The increases in digital programming tier subscribers and cable modem subscribers are primarily due to customers migrating to bundled product offerings that include digital programming and cable modem service.

The components of cable services segment revenues are as follows (amounts in thousands):

                                                                            Third Quarter                Percentage
                                                                        2005              2004             Change
                                                                   --------------    -------------    ----------------
   Programming services                                           $    18,800            18,127              3.7%
   Cable modem services (cable services segment's allocable
     share)                                                             3,338             3,106              7.5%
   Equipment rental and installation fees                               2,795             2,454             13.9%
   Advertising sales                                                    1,009             1,304            (22.6%)
   Other                                                                  237               220              7.7%
                                                                   --------------    -------------    ----------------
     Total cable services segment revenue                         $    26,179            25,211              3.8%
                                                                   ==============    =============    ================

Average gross revenue per average basic subscriber per month increased $2.87 or 4.6% in the third quarter of 2005.

The increase in programming services revenue is primarily due to an increase in basic and digital programming tier subscribers in the third quarter of 2005. The increase in equipment rental and installation fees revenue is primarily caused by the increased use of digital distribution technology. The decrease in advertising sales revenue in the third quarter of 2005 is primarily caused by Olympic and political advertising in the third quarter of 2004 that did not recur in the third quarter of 2005.

Cable services segment Cost of Goods Sold increased 7.8% to $7.4 million in the third quarter of 2005 primarily due to programming cost increases in the third quarter of 2005 for certain of our cable programming service offerings.

Cable Services Segment Operating Income
Cable services segment operating income decreased 11.9% to $5.2 million from the third quarter of 2004 to the third quarter of 2005 primarily due to the following:

     o The 7.8% decrease in Cost of Goods Sold to $7.4 million in the third quarter of 2005 described above
     o A $289,000 increase in cable services segment selling, general and administrative expenses to $7.7 million in the third quarter of 2005 primarily due to an increase in labor costs,
     o Recognition of $302,000 as the cable services segment's portion of the restructuring charge in the third quarter of 2005 discussed further below, and
     o A 10.5% increase in cable services segment depreciation, amortization and accretion expense to $5.2 million in the third quarter of 2005 as compared to the third quarter of 2004 primarily due to our investment in cable services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in cable services segment equipment and facilities placed into service during the nine months ended September 30, 2005 for which a partial year of depreciation will be recorded in the year ended December 31, 2005.

The increase in Cable services segment operating income was partially off-set by the 3.8% increase in revenue to $26.2 million in the third quarter of 2005 described above.

Local Access Services Segment Overview
During the third quarter of 2005 local access services segment revenues represented 11.0% of consolidated revenues. We generate local access services segment revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and
(3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges.

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

We plan to offer service in these new areas using a combination of methods. To a large extent, we plan to use our existing cable network to deliver local services. Where we do not have cable plant, we may use wireless technologies and resale of other carrier's services. We may lease portions of an existing carrier's network or seek wholesale discounts, but our application is not dependent upon access to either unbundled network elements of the ILEC's network or wholesale discount rates for resale of ILEC services. On September 23, 2005, the RCA issued an order approving the application for the first five service areas, and extended the timeframe for an additional 90 days for a decision on the application to offer local service in the remaining six areas covered by our cable facilities.

On June 25, 2004 the RCA issued an order in our arbitration with ACS to revise the rates, terms, and conditions that govern access to UNEs in the Anchorage market. The RCA's ruling set rates for numerous elements of ACS' network, the most significant being the lease rate for local loops. The order initially increased the loop rate payable to ACS from $14.92 to $19.15 per loop per month. We immediately filed a petition for reconsideration with the RCA to correct computational errors and raise other issues. On August 20, 2004, the RCA ruled on the petition and retroactively lowered the loop rate to $18.64 per month. The Commission issued a final order approving an interconnection agreement on December 7, 2004. In January 2005 we appealed the RCA ruling to the Federal District Court in Anchorage, Alaska arguing that the pricing and methodology used by ACS and approved by the RCA was flawed and in violation of federal law. We cannot predict at this time the outcome of the litigation.

On February 22, 2005, in a complaint proceeding brought by us, the RCA held that Matanuska Telephone Association's ("MTA") had surrendered its rural exemption under Section 251(f)(1)(C) in the service territory designated by its wholly owned subsidiary, MTA Visions, when MTA Visions began to provide video service to customers in competition with us. After we requested interconnection services in accordance with the RCA's order, including access to UNEs, MTA subsequently filed a petition under Section 251(f)(2) with the RCA to suspend only our right to arbitrate access to UNEs. While the suspension proceeding is underway, our right to arbitrate access to UNEs with MTA is temporarily suspended, but our right to arbitrate the terms for other interconnection services with MTA is not. We are continuing to negotiate these other interconnection services with MTA and have designated an arbitrator to resolve remaining disputed issues in November 2005.

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

On September 30, 2005, ACS of Anchorage, Inc. petitioned the FCC for forbearance from its statutory obligations to provide access to UNEs at the regulated rate. The FCC has set a December 13, 2005 comment date and January 27, 2006 reply comment date. The statutory deadline for decision is September 30, 2006, with an opportunity for a 90-day extension. The ability to obtain UNEs is an important element of our local access services segment, and the outcome of this proceeding could result in a change in our Cost of Goods Sold in the Anchorage market via the facilities of the ILEC. We are unable to predict the outcome of this proceeding with certainty at this time.

Local Access Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our local services segment follow:

                                                             September 30,              Percentage
                                                         2005             2004            Change
                                                    -------------    -------------    ----------------
   Total lines in service                              111,900          110,400             1.4%
   DLPS lines in service                                16,800            4,000           320.0%

A line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network. We estimate that our 2005 and 2004 total lines in service represent a statewide market share of approximately 25% and 24%, respectively.

Our access line mix follows:

                                                            September 30,
                                                        2005             2004
                                                    -----------      -----------
   Residential customers                                 61%              61%
   Business customers                                    36%              35%
   Internet access customers                              3%               4%

At September 30, 2005 and 2004 approximately 86% and 85%, respectively, of our lines are provided on our own facilities and leased local loops. At September 30, 2005 and 2004 approximately 7% and 6%, respectively, of our lines are provided using the UNE platform delivery method.

Local access services segment revenues increased 8.0% in the third quarter of 2005 to $12.5 million primarily due to growth in the average number of lines in service.

Local access services segment Cost of Goods Sold decreased 9.2% to $7.1 million in the third quarter of 2005 primarily due to the cost savings resulting from the increased deployment of DLPS lines in the third quarter of 2005. The decrease is partially off-set by growth in the average number of lines in service in the third quarter of 2005 and the increased UNE lease rates payable to ACS in Fairbanks and Juneau which increased from $19.19 to $23.00 and $16.71 to $18.00, respectively, as of January 1, 2005.

Local Access Services Segment Operating Loss
Local access services segment operating loss increased 9.6% to $2.0 million from the third quarter of 2004 to the third quarter of 2005 primarily due to the following:

     o A $677,000 increase in local access services segment selling, general and administrative expenses to $5.2 million in the third quarter of 2005 primarily due to an increase in labor costs,

     o Recognition of $194,000 as the local access services segment's portion of the restructuring charge in the third quarter of 2005 discussed further below, and
     o An 90.1% increase in local access services segment depreciation, amortization and accretion expense to $1.8 million in the third quarter of 2005 as compared to the third quarter of 2004 primarily due to our investment in local access services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in local access services segment equipment and facilities placed into service during the nine months ended September 30, 2005 for which a partial year of depreciation will be recorded in 2005.

The operating loss increase was partially off-set by the 8.0% revenue increase to $12.5 million in the third quarter of 2005 discussed above and the 9.2% decrease in Cost of Goods Sold to $7.1 million in the third quarter of 2005 discussed above.

The local access services segment operating results are negatively affected by the allocation of all of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long-distance services segment, the local access services segment operating loss would have improved by approximately $1.7 million and $1.9 million and the long-distance services segment operating income would have been reduced by an equal amount in the third quarter of 2005 and the third quarter of 2004, respectively.

Internet Services Segment Overview
During the third quarter of 2005 Internet services segment revenues represented 6.7% of consolidated revenues. We generate Internet services segment revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) Internet services segment's allocable share of cable modem revenue (a portion of cable modem revenue is also recognized by our cable services segment).

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

Internet Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our Internet services segment follow:

                                                     September 30,               Percentage
                                                 2005             2004             Change
                                             ------------     ------------    ---------------
   Cable modem subscribers                      74,200           61,200             21.2%
   Dial-up subscribers                          18,800           39,900            (52.9%)
                                             ------------     ------------    ---------------
     Total Internet subscribers                 93,000          101,100             (8.0%)
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

The decrease in total Internet subscribers is primarily due to non-revenue affecting adjustments to our customer database resulting from the implementation of a new customer service information system.

Total Internet services segment revenues increased 13.5% to $7.6 million in the third quarter of 2005 primarily due to the 48.4% increase in its allocable share of cable modem revenues to $4.3 million in the third quarter of 2005 as compared to the third quarter of 2004. The increase in cable modem revenues is primarily due to growth in cable modem subscribers. Additionally, in the third quarter of 2004 the Internet services segment sold services to Broadband services (included in the All Other category) and all of the revenue was eliminated from the Internet services segment. In the third quarter of 2005 Broadband services and Internet services are operating under a revenue-share agreement that has resulted in an allocation of revenue between the Internet services segment and the All Other category. Internet services segment revenue would have been $7.1 million and $6.7 million in the third quarter of 2005 and the third quarter of 2004, respectively, if the change in the external revenue distribution had not occurred.

Internet services Cost of Goods Sold increased $168,000 to $1.9 million in the third quarter of 2005 associated with increased Internet services segment revenues.

Internet Services Segment Operating Income
Internet services segment operating income increased 40.7% to $2.3 million from the third quarter of 2004 to the third quarter of 2005 primarily due to the 13.5% increase in Internet services segment revenues to $7.6 million in the third quarter of 2005 as described above and a $200,000 decrease in selling, general and administrative expenses to $2.3 million in the third quarter of 2005.

The operating income increase is partially off-set by the following:

     o The $168,000 increase in Cost of Goods Sold to $1.9 million in the third quarter of 2005 as described above,
     o Recognition of $152,000 as the Internet services segment's portion of the restructuring charge in the third quarter of 2005 discussed further below, and
     o A 9.1% increase in Internet services segment depreciation, amortization and accretion expense to $779,000 in the third quarter of 2005 as compared to the third quarter of 2004 primarily due to our investment in Internet services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in Internet services segment equipment and facilities placed into service during the nine months ended September 30, 2005 for which a partial year of depreciation will be recorded in 2005.

All Other Overview
Revenues reported in the All Other category as described in note 7 in the accompanying "Notes to Interim Condensed Consolidated Financial Statements" include our Broadband services, managed services, product sales, and cellular telephone services.

Revenues included in the All Other category represented 15.7% of total revenues in the third quarter of 2005.

We lease a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provide management and maintenance services for this capacity to a significant customer. The telecommunications service agreement is for fifteen years and may be extended for up to two successive three-year periods and, upon expiration of the extensions, one additional year. The agreement may be canceled by either party with 180 days written notice. On March 24, 2005, the lessee announced that they had signed a contract with a competitor to build a microwave system to run parallel with our fiber optic cable system. The lessee may utilize the microwave system in place of or in addition to our fiber optic cable system. The lessee has not notified us in writing of their intent to change or cancel our agreement. Revenue associated with this agreement totals approximately $13.2 million per year. We are unable to predict the financial impact of this event on our results of operations, financial position and cash flows, however we believe that operating income from sales or leases of capacity and provision of other services on this fiber optic cable system to other customers will partially offset operating income reductions that may result if our contract is changed or cancelled.

All Other Revenues and Cost of Goods Sold
All Other revenues increased 10.6% to $17.9 million in the third quarter of 2005 primarily due to a 21.9% increase in revenues from managed services to $8.9 million. The increase in managed services revenue is primarily due to special project revenue for services sold to two customers and a 107.3% increase in revenues from our cellular telephone services to $1.9 million resulting from increased promotion of our digital cellular telephone service.

All Other revenues would have increased 13.3% to $18.3 million in the third quarter of 2005 if we had not changed the allocation of external revenue between our Internet services segment and Broadband services. In the third quarter of 2004 all of a certain revenue stream was retained by Broadband services and the associated internal Cost of Goods Sold purchased from the Internet services segment was eliminated from the All Other category. In the third quarter of 2005 Broadband services and Internet services operate under a revenue-share agreement that has resulted in an allocation of the revenue between the Internet services segment and the All Other category.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 3.5% to $38.6 million in the third quarter of 2005 primarily due to a $1.6 million increase in labor and health insurance costs resulting from an increased number of employees and a $697,000 increase in our company-wide success sharing bonus accrual. As a percentage of total revenues, selling, general and administrative expenses decreased to 33.9% in the third quarter of 2005 from 35.0% in the third quarter of 2004, primarily due to an increase in revenues without a proportional increase in selling, general and administrative expenses.

Restructuring Charge
On August 22, 2005 we committed to a reorganization plan to more efficiently meet the demands of technological and product convergence by realigning along customer lines rather than product lines. Effective January 1, 2006 we will be reorganized under Consumer, Commercial, Carrier and Managed Broadband segments, replacing the Long Distance, Cable, Local Access and Internet services segments. The reorganization plan includes integration of several functions resulting in the layoff of 76 employees by November 30, 2005. In the third quarter of 2005 we recognized a restructuring charge of approximately $1.9 million for workforce reduction costs across all functions. The restructuring charge has been allocated to our reportable segments as follows (amounts in thousands):

    Reportable segment:
      Long-distance services                    $    547
      Cable services                                 302
      Local access services                          194
      Internet services                              152
                                                 ----------
                                                   1,195
    All other                                        699
                                                 ----------
         Total restructuring charge             $  1,894
                                                 ==========

Our estimate of the total costs to be incurred under this plan is $2.2 million.

Bad Debt Expense (Recovery)
Bad debt expense (recovery) increased approximately $312,000 to a net expense of $31,000 in the third quarter of 2005. The increase is primarily due to allowances established for certain Broadband services customers. The bad debt expense is partially off-set by realization of approximately $1.4 million of the MCI credit through a reduction to bad debt expense in the third quarter of 2005, as further discussed above in "Long Distance Services Segment Overview." We realized approximately $1.1 million of the MCI credit through a reduction to bad debt expense in the third quarter of 2004. The remaining unused MCI credit is $324,000 at September 30, 2005.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased 21.3% to $18.6 million in the third quarter of 2005. The increase is primarily due to the following:

     o Our $122.9 million investment in equipment and facilities placed into service during 2004 for which a full year of depreciation will be recorded in 2005,

     o Our $72.3 million investment in equipment and facilities placed into service during the nine months ended September 30, 2005 for which a partial year of depreciation will be recorded in 2005, and
     o A $527,000 increase in depreciation expense during the third quarter of 2005 due to a decreased useful life of our satellite transponders resulting from the failure of the propulsion system on the Galaxy XR satellite.

Other Expense, Net
Other expense, net of other income, increased 95.0% to $13.7 million in the third quarter of 2005 primarily due to the following:

     o As described further in "Liquidity and Capital Resources" below, we finalized a $215.0 Amended and Restated Senior Secured Credit Facility ("Amended Senior Credit Facility") in August 2005 to replace our May 21, 2004 Senior Credit Facility resulting in the following increased expenses:
         o We recognized a $2.8 million Loss on Early Extinguishment of Debt in the third quarter of 2005 resulting from termination of our Satellite Transponder Capital Lease,
         o We recognized approximately $1.8 million in Amortization and Write-off of Loan and Senior Notes Fees in the third quarter of 2005 because a portion of the Amended Senior Credit Facility was a substantial modification of the May 21, 2004 Senior Credit Facility, and
         o An increase in interest expense of approximately $765,000 in the third quarter of 2005 due to an increase in the outstanding balance owed on the new facility.
     o An increase in interest expense of approximately $1.4 million in the third quarter of 2005 on our new Senior Notes due to an increase in the outstanding balance owed.

The increase in other expense, net of other income is partially off-set by decreased interest rates on our Amended Senior Credit Facility in the third quarter of 2005 as compared to the third quarter of 2004.

Income Tax Expense
Income tax expense was $2.3 million in the third quarter of 2005 and $5.1 million in the third quarter of 2004. The change was due to decreased net income before income taxes in the third quarter of 2005 as compared to the third quarter of 2004. Our effective income tax rate increased from 35.3% in the third quarter of 2004 to 50.3% in the third quarter of 2005 due to adjustments to deferred tax assets and liabilities balances in the third quarter of 2004 and increases in nondeductible expenses in the third quarter of 2005.

At September 30, 2005, we have (1) tax net operating loss carryforwards of approximately $172.8 million that will begin expiring in 2007 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $1.9 million available to offset regular income taxes payable in future years. We estimate that we will utilize net operating loss carryforwards of $10.0 million to $11.0 million during the year ended December 31, 2005. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 43% to 45% in the year ended December 31, 2005.

Nine Months Ended September 30, 2005 ("2005") Compared To Nine Months Ended September 30, 2004 ("2004")

Overview of Revenues and Cost of Goods Sold
Total revenues increased 3.6% from $319.3 million in 2004 to $330.9 million in 2005. Revenue increases in each of our segments were partially off-set by a decrease in All Other Services revenues. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 2.6% from $104.9 million in 2004 to $107.6 million in 2005. Cost of Goods Sold increases in each of our segments were partially off-set by a decrease in All Other Services Cost of Goods Sold. See the discussion below for more information by segment.

Long-Distance Services Segment Overview
Long-distance services segment revenue in 2005 represented 42.9% of consolidated revenues. Our provision of interstate and intrastate long-distance services, and private line and leased dedicated capacity services accounted for 90.2% of our total long-distance services segment revenues during 2005.

After the settlement agreement for pre-petition amounts owed to us by MCI discussed above, we have been recognizing a reduction of bad debt expense as services are provided by MCI and the credit is realized. During 2005 and 2004 we realized approximately $3.3 million and $3.4 million, respectively, of the MCI credit against amounts payable for services received from MCI.

Please refer to our discussion of the three-month results of operations for more information about this segment.

Long-distance Services Segment Revenues
Total long-distance services segment revenues increased 3.8% to $141.9 million in 2005. The components of long-distance services segment revenues are as follows (amounts in thousands):

                                                                                                       Percentage
                                                                        2005              2004           Change
                                                                   --------------    -------------    -------------
   Common carrier message telephone services                      $    67,196            62,885            6.9%
   Residential, commercial and governmental message telephone
     services                                                          27,925            30,406           (8.2%)
   Private line and private network services                           32,903            32,008            2.8%
   Lease of fiber optic cable system capacity                          13,916            11,430           21.7%
                                                                   --------------    -------------    -------------
     Total long-distance services segment revenue                 $   141,940           136,729            3.8%
                                                                   ==============    =============    =============

Common Carrier Message Telephone Services Revenue
The 2005 increase in message telephone service revenue from our other common carrier customers resulted from a 18.3% increase in wholesale minutes carried to
799.6 million minutes.

The increase in message telephone service revenues from other common carriers in 2005 was partially off-set by a 8.6% decrease in the average rate per minute on minutes carried for other common carriers primarily due to the Tariff 11 Rate decrease effective January 23, 2005.

Residential, Commercial, and Governmental Message Telephone Services Revenue Selected key performance indicators for our offering of message telephone service to residential, commercial, and governmental customers follow:

                                                                                              Percentage
                                                      2005                 2004                 Change
                                               ------------------    ------------------    ----------------
   Retail minutes carried                        227.2 million         230.3 million            (1.3%)
   Average rate per minute (1)                        $0.132                $0.132               0.0%

   ------------------------------------
   1 Residential, commercial, and governmental message telephone services revenues excluding plan fees associated with the carriage of data services divided by the retail minutes carried.

Please refer to our discussion of the three-month results of operations for more information about the number of active residential, commercial and governmental customers.

The decrease in message telephone service revenues from residential, commercial, and governmental customers in 2005 is primarily due to decreased minutes carried for these customers and is partially off-set by an increase in the number of active residential, commercial, and governmental customers billed. The increase in the number of customers billed is primarily due to our promotion of and our customers' enrollment in bundled offerings to our residential customers, partially off-set by the effect of customers substituting cellular phone, prepaid calling card, and email usage for direct dial minutes.

Fiber Optic Cable System Capacity Lease Revenue
The increase in fiber optic cable system capacity lease revenues is primarily due to a lease of capacity on the AULP East fiber optic cable system resulting in increased monthly revenue of approximately $430,000 starting in July 2004 and the resolution of a billing matter with a certain customer in 2005 which resulted in revenue recognition of $417,000. The increase is partially off-set by rate compression in 2005 as compared to 2004 and disconnection of a customer in May 2005.

Long-distance Services Segment Cost of Goods Sold
Long-distance services segment Cost of Goods Sold increased 5.4% to $36.4 million in 2005 primarily due to the following:

     o   A 13.3% increase in minutes carried to 1.0 billion minutes,
     o Receipt of a $1.2 million refund in 2004 from an intrastate access cost pool that previously overcharged us for access services,
     o A $472,000 credit received in 2004 from a vendor due to a rate overcharge, and
     o In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. In 2004 we had a favorable adjustment of $450,000.

The increase in long-distance services segment Cost of Goods Sold is partially off-set by the following:

     o Recognition of a $501,000 refund received in 2005 from a vendor due to a rate overcharge in 2001 and 2002,
     o Reduced access costs resulting from the distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.010 and $.046 per minute for originating and terminating interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows, and
     o We performed an analysis of circuit costs directly contributing to long-distance services segment and Broadband services revenues and, as a result, decreased the allocation of Cost of Goods Sold to the long-distance services segment by $808,000 in 2005. Broadband services segment Cost of Goods Sold included in the All Other category was increased an equal amount in 2005.

Long-distance Services Segment Operating Income
Long-distance services segment operating income decreased 1.0% to $62.8 million from 2004 to 2005 primarily due to the following:

     o A 5.4% increase in long-distance services segment Cost of Goods Sold to $36.4 million as discussed above,
     o A 3.2% increase in long-distance services segment selling, general and administrative expenses to $24.4 million in 2005,
     o Recognition of $547,000 as the long-distance services segment's portion of the restructuring charge discussed above, and
     o A 11.0% increase in long-distance services segment depreciation, amortization and accretion expense to $19.5 million in 2005 as compared to 2004 primarily due to our investment in long-distance services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in long-distance services segment equipment and facilities placed into service during the nine months ended September 30, 2005 for which a partial year of depreciation will be recorded in the year ended December 31, 2005.

The decrease in long-distance services segment operating income was partially off-set by a 3.8% increase in long-distance services segment revenue to $141.9 million in 2005, as discussed above.

Cable Services Segment Overview
Cable services segment revenues in 2005 represented 23.7% of consolidated revenues.

Please refer to our discussion of the three-month results of operations for more information about this segment.

Cable Services Segment Revenues and Cost of Goods Sold
The components of cable services segment revenues are as follows (amounts in thousands):

                                                                                                         Percentage
                                                                        2005              2004              Change
                                                                   --------------    -------------    ----------------
   Programming services                                           $    56,475            54,875              2.9%
   Cable modem services (cable services segment's allocable
     share)                                                             9,912             9,636              2.9%
   Equipment rental and installation fees                               8,339             7,155             16.5%
   Advertising sales                                                    2,970             2,919              1.7%
   Other                                                                  726               658             10.3%
                                                                   --------------    -------------    ----------------
     Total cable services segment revenue                         $    78,422            75,243              4.2%
                                                                   ==============    =============    ================

Average gross revenue per average basic subscriber per month increased $3.04 or 4.8% in 2005.

The increase in programming services revenue is primarily due to an increase in basic and digital programming tier subscribers in 2005. The increase in equipment rental and installation fees revenue is primarily caused by the increased use of digital distribution technology.

Cable services segment Cost of Goods Sold increased 8.4% to $22.0 million in 2005 primarily due to a $407,000 refund received in 2004 from a supplier retroactive to August 2003, an arrangement with a supplier in which we earned a $328,000 rebate in 2004 upon us meeting a specified goal, and programming cost increases in 2005 for most of our cable programming service offerings.

Cable Services Segment Operating Income
Cable services segment operating income decreased 7.9% to $17.6 million from 2004 to 2005 primarily due to the following:

     o The 8.4% increase in Cost of Goods Sold to $22.0 million in 2005 described above,
     o A 6.3% increase in cable services segment selling, general and administrative expenses to $22.4 million in 2005 primarily due to an increase in labor costs and contract labor and contract services expenses,
     o Recognition of $302,000 as the cable services segment's portion of the restructuring charge discussed further above, and
     o A 9.6% increase in cable services segment depreciation, amortization and accretion expense to $15.4 million in 2005 as compared to 2004 primarily due to our investment in cable services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in cable services segment equipment and facilities placed into service during the nine months ended September 30, 2005 for which a partial year of depreciation will be recorded in the year ended December 31, 2005.

The decrease in Cable services segment operating income was partially off-set by the 4.2% increase in cable services segment revenues to $78.4 million in 2005 described above.

Multiple System Operator ("MSO") Operating Statistics
Our operating statistics include capital expenditures and customer information from our cable services segment and the components of our local access services and Internet services segments which offer services utilizing our cable services segment's facilities.

Our capital expenditures by standard reporting category for the nine months ended September 30, 2005 and 2004 follows (amounts in thousands):

                                                             2005              2004
                                                        --------------    -------------
    Customer premise equipment                         $    12,330            12,136
    Upgrade/rebuild                                         10,291             6,516
    Line extensions                                          2,620               517
    Scalable infrastructure                                  2,315             3,782
    Support capital                                            685             1,013
    Commercial                                                 270               348
                                                        --------------    -------------
    Sub-total                                               28,511            24,312

    Remaining reportable segments and
      All Other capital expenditures                        37,327            58,498
                                                        --------------    -------------
                                                       $    65,838            82,810
                                                        ==============    =============

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable services segment's facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At September 30, 2005 and 2004 we had 124,300 and 122,100 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At September 30, 2005 and 2004 we had 227,400 and 199,400 revenue generating units, respectively.

Local Access Services Segment Overview
During 2005 local access services segment revenues represented 11.6% of consolidated revenues.

Please refer to our discussion of the three-month results of operations for more information about this segment.

Local Access Services Segment Revenues and Cost of Goods Sold
Local access services segment revenues increased 11.3% in 2005 to $38.5 million primarily due to the following:

     o   Growth in the average number of lines in service,
     o $1.6 million increase in support from the Universal Service Program, and
     o A $519,000 increase in local access services private line revenue to $2.0 million in 2005.

Local access services segment Cost of Goods Sold increased 1.9% to $21.6 million in 2005 primarily due to growth in the average number of lines in service and the increased costs resulting from the RCA's Anchorage UNE arbitration settlement order in June 2004 which increased the UNE lease rate payable to ACS from $14.92 to $18.64 per line per month beginning on June 25, 2004. Additionally, the UNE lease rates payable to ACS in Fairbanks and Juneau increased from $19.19 to $23.00 and $16.71 to $18.00, respectively, as of January 1, 2005.

The increase in local access services segment Cost of Goods Sold is partially off-set by cost savings resulting from the increased deployment of DLPS lines in 2005.

Local Access Services Segment Operating Loss
Local access services segment operating loss increased 20.3% to $3.8 million from 2004 to 2005 primarily due to the following:

     o The 1.9% increase in Cost of Goods Sold to $21.6 million discussed above,
     o A 11.7% increase in local access services segment selling, general and administrative expenses to $15.0 million in 2005 primarily due to an increase in interconnect rates resulting from a renewed Anchorage interconnection agreement beginning in November 2004 and increased labor costs,
     o Recognition of $194,000 as the local access services segment's portion of the restructuring charge discussed further above, and
     o An 74.7% increase in local access services segment depreciation, amortization and accretion expense to $5.1 million in 2005 as compared to 2004 primarily due to our investment in local access services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in local access services segment equipment and facilities placed into service during the nine months ended September 30, 2005 for which a partial year of depreciation will be recorded in 2005.

The operating loss increase was partially off-set by the 11.3% revenue increase to $38.5 million in 2005 discussed above.

The local access services segment operating results are negatively affected by the allocation of all of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long-distance services segment, the local access services segment operating loss would have improved by approximately $5.1 million and $5.2 million and the long-distance services segment operating income would have been reduced by an equal amount in 2005 and 2004, respectively.

Internet Services Segment Overview
During 2005 Internet services segment revenues represented 6.7% of consolidated revenues.

Please refer to our discussion of the three-month results of operations for more information about this segment.

Internet Services Segment Revenues and Cost of Goods Sold
Total Internet services segment revenues increased 13.8% to $22.3 million in 2005 primarily due to the 24.9% increase in its allocable share of cable modem revenues to $10.5 million in 2005 as compared to 2004. The increase in cable modem revenues is primarily due to growth in cable modem subscribers.

In 2004 the Internet services segment sold services to Broadband services (included in the All Other category) and all of the revenue was eliminated from the Internet services segment. In 2005 Broadband services and Internet services are operating under a revenue-share agreement that has resulted in an allocation of revenue between the Internet services segment and the All Other category. Additionally, in 2004 an intracompany service valued at approximately $514,000 was not eliminated from Internet services segment revenue and selling, general and administrative expenses until the year ended December 31, 2004. Internet services segment revenue would have been $21.4 million and $19.1 million in 2005 and 2004, respectively, if the change in the external revenue distribution had not occurred and the elimination of the intracompany service had been recognized during the nine months ended September 30, 2004.

Internet services Cost of Goods Sold increased 6.8% to $5.6 million in 2005 associated with increased Internet services segment revenues.

Internet Services Segment Operating Income
Internet services segment operating income increased 56.7% to $6.5 million from 2004 to 2005 primarily due to the 13.8% increase in Internet services segment revenues to $22.3 million in 2005 as described above and a $635,000 decrease in selling, general and administrative expenses to $7.2 million. The decrease in selling, general and administrative expenses is primarily due to the elimination of an intracompany service that was not recognized until the year ended December 31, 2004. If the elimination of the intracompany service had been recognized during the nine months ended September 30, 2004, Internet services segment selling, general and administrative expenses would have decreased $121,000.

The operating income increase is partially off-set by the following:

     o A 6.8% increase in Cost of Goods Sold to $5.6 million as described above,
     o Recognition of $152,000 as the Internet services segment's portion of the restructuring charge discussed further above, and
     o A 15.4% increase in Internet services segment depreciation, amortization and accretion expense to $2.6 million in 2005 as compared to 2004 primarily due to our investment in Internet services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in Internet services segment equipment and facilities placed into service during the nine months ended September 30, 2005 for which a partial year of depreciation will be recorded in 2005.

All Other Overview
Revenues included in the All Other category represented 15.1% of total revenues in 2005.

Please refer to our discussion of the three-month results of operations for more information about the All Other category.

All Other Revenues and Cost of Goods Sold
All Other revenues decreased 6.4% to $49.8 million in 2005 primarily due to $6.1 million earned in 2004 from an equipment sale and installation project and a $889,000 decrease in product sales revenue primarily due to the sale of product to a customer in 2004 that did not recur in 2005. The decrease in All Other revenues is partially off-set by a 9.7% increase in managed services revenues to

$22.7 million primarily due to special project revenue earned in 2005 for services sold to two customers and a 88.8% increase in revenues from our cellular telephone services to $4.6 million resulting from increased promotion of our digital cellular telephone service.

All Other revenues would have decreased 4.7% to $50.7 million in 2005 if we had not changed the allocation of external revenue between our Internet services segment and Broadband services. In 2004 all of a certain revenue stream was retained by Broadband services and the associated internal Cost of Goods Sold purchased from the Internet services segment was eliminated from the All Other category. In 2005 Broadband services and Internet services operate under a revenue-share agreement that has resulted in an allocation of the revenue between the Internet services segment and the All Other category.

All Other Cost of Goods Sold decreased 6.8% to $22.0 million in 2005 due to $5.5 million in costs in 2004 associated with an equipment sale and installation project. The decrease in All Other Cost of Goods Sold is partially off-set by increased costs associated with managed services and cellular telephone services revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 4.6% to $113.8 million in 2005 primarily due to a $3.0 million increase in labor and health insurance costs resulting from an increased number of employees, a $1.4 million increase in contract labor and contract services expenses associated with special projects, and a $858,000 increase in our company-wide success sharing bonus accrual. As a percentage of total revenues, selling, general and administrative expenses increased to 34.4% in 2005 from 34.1% in 2004, primarily due to an increase in selling, general and administrative expenses without a proportional increase in revenues.

Restructuring Charge
Please refer to our discussion in the three-month results of operations for information about the restructuring charge.

Bad Debt Recovery
Bad debt recovery decreased 89.0% to a net recovery of $128,000 in 2005. The decrease is primarily due to allowances established for certain Broadband services customers.

Bad debt recovery includes realization of approximately $3.3 million of the MCI credit through a reduction to bad debt expense in 2005, as further discussed above in "Long Distance Services Segment Overview." We realized approximately $3.4 million of the MCI credit through a reduction to bad debt expense in 2004.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased 17.0% to $54.7 million in 2005. The increase is primarily due to the following:

     o Our $122.9 million investment in equipment and facilities placed into service during 2004 for which a full year of depreciation will be recorded in 2005,
     o The $72.3 million investment in equipment and facilities placed into service during the nine months ended September 30, 2005 for which a partial year of depreciation will be recorded in 2005, and

     o A $1.1 million increase in depreciation expense during 2005 due to the decreased useful life of our satellite transponders resulting from the failure of the propulsion system on the Galaxy XR satellite.

Other Expense, Net
Other expense, net of other income, increased 4.9% to $31.0 million in 2005 primarily due to following:

     o As described further in "Liquidity and Capital Resources" below, we finalized a $215.0 Amended and Restated Senior Secured Credit Facility in August 2005 to replace our May 21, 2004 Senior Credit Facility resulting in the following increased expenses:
         o We recognized a $2.8 million Loss on Early Extinguishment of Debt in 2005 resulting from termination of our Satellite Transponder Capital Lease,
         o We recognized approximately $1.8 million in Amortization and Write-off of Loan and Senior Notes Fees in 2005 because a portion of the Amended Senior Credit Facility was a substantial modification of the May 21, 2004 Senior Credit Facility, and
         o An increase in interest expense of approximately $2.0 million in 2005 due to an increase in the outstanding balance owed on the new facility.
     o An increase in interest expense of approximately $3.4 million in 2005 on our new Senior Notes due to an increase in the outstanding balance owed, and
     o An increase in interest expense of approximately $1.1 million in 2005 due to construction period interest expense capitalization in 2004.

Partially offsetting the increases described above were the following:

     o Decreased interest rates on our Senior Credit Facility and Senior Notes in 2005 as compared to 2004,
     o In 2004 we paid bond call premiums totaling $6.1 million to redeem our old Senior Notes, and
     o As a result of redeeming our old Senior Notes we recognized $2.3 million in unamortized old Senior Notes fee expense in 2004.

Income Tax Expense
Income tax expense was $9.8 million 2005 and $11.5 million 2004. The change was due to decreased net income before income taxes in 2005 as compared to 2004. Our effective income tax rate increased from 37.8% in 2004 to 44.5% in 2005 due to adjustments to deferred tax assets and liabilities balances in 2004 and increases in nondeductible expenses in 2005.


Liquidity and Capital Resources

Cash flows from operating activities totaled $66.7 million for the first nine months of 2005 as compared to $62.9 million for the first nine months of 2004. The 2005 increase is primarily due to increased cash flow from our long-distance services, cable services, local access services and Internet services segments and a $4.1 million decrease in the payment of our company-wide success sharing bonus in 2005, partially off-set by decreased cash flows from All Other Services.

Other sources of cash during the first nine months of 2005 included $38.8 million in borrowings on our Amended Senior Credit Facility, as discussed below, and $2.9 million from the issuance of our Class A common stock. Other uses of cash during the first nine months of 2005 included expenditures of

$65.8 million for property and equipment, including construction in progress, $39.0 million in capital lease obligation repayments, the purchase of $10.5 million of common stock to be retired and to be held in treasury for general corporate purposes, and the $6.6 million repurchase of the remaining 4,314 shares of our Series B preferred stock.

Working capital totaled $51.5 million at September 30, 2005, a $2.5 million increase as compared to $49.0 million at December 31, 2004. The increase is primarily due to the $8.5 million increase in outstanding net accounts receivable in 2005 as compared to 2004 and the $4.6 million decrease in the portion of our Senior Credit Facility classified as current maturity at September 30, 2005 as compared to December 31, 2004 due to the amendment of our Senior Credit Facility discussed below. The increases are partially off-set by the use of $10.5 million to repurchase shares of our Class A common stock in 2005 as compared to no such repurchases in 2004.

Net receivables increased $8.5 million from December 31, 2004 to September 30, 2005 primarily due to the timing of payments on trade receivables from a certain large customer and a seasonal increase in trade receivables for broadband services provided to hospitals and health clinics.

We have outstanding Senior Notes of $316.2 million at September 30, 2005. We pay interest of 7.25% on the Senior Notes. The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the life of the Senior Notes.

Semi-annual interest payments of approximately $11.6 million were paid in February 2005 and August 2005. The next semi-annual interest payment is due February 2006.

The Senior Notes limit our ability to make cash dividend payments. The Senior Notes are due in February 2014.

We were in compliance with all Senior Notes loan covenants at September 30, 2005.

On August 31, 2005 our April 2004 Senior Credit Facility was amended and restated. The Amended Senior Credit Facility includes a $160.0 million term loan and a $55.0 million revolving credit facility with a $25.0 million sublimit for letters of credit. Proceeds were used to pay down our previous Senior Credit Facility and to pay off our Satellite Transponder Capital Lease with the remainder used to pay financing fees. Outstanding principal of $35.8 million on the Satellite Transponder Capital Lease was repaid, and we incurred a $2.8 million charge due to the early termination of the capital lease which is classified as Loss on Early Extinguishment of Debt during the three and nine months ended September 30, 2005 in our Consolidated Statements of Income.

The Amended Senior Credit Facility decreased the interest rate on the term loan from LIBOR plus 2.25% to LIBOR plus 1.50%. The interest rate on the revolving portion of the previous Senior Credit Facility was LIBOR plus a margin dependent upon our Total Leverage Ratio (as defined) ranging from 1.75% to 2.50%. The Amended Senior Credit Facility reduced the revolving credit facility interest rate to LIBOR plus the following applicable margin dependent upon our Total Leverage ratio (as defined):

                          Total Leverage           Applicable
                        Ratio (as defined)           Margin
                    -------------------------    --------------
                    >
                    = 3.75                           0.175%
                    >
                    = 3.25 but < 3.75                0.150%
                    >
                    = 2.75 but < 3.25                0.125%

                    < 2.75                           0.100%

The commitment fee we are required to pay on the unused portion of the commitment was reduced to 0.375%.

The Amended Senior Credit Facility increased our allowed Total Leverage Ratio (as defined) limit to 4.50:1.0 and our Senior Debt Ratio (as defined) limit to 2.25:1.0. Our Fixed Charge Coverage Ratio (as defined) must be less than 1.0:1.0.

Our term loan is fully drawn and we have letters of credit outstanding totaling $5.5 million at September 30, 2005, which leaves $49.5 million available to draw under the revolving credit facility if needed. We have not borrowed under the revolving credit facility in 2005.

This transaction was a substantial modification of our April 2004 Senior Credit Facility and we therefore recognized $1.8 million in Amortization and Write-off of Loan and Senior Notes Fees during the three and nine months ended September 30, 2005 in our Consolidated Statements of Income. Deferred loan fees of $362,000 were determined not to be a substantial modification and continue to be amortized over the life of the Amended Senior Credit Facility.

In connection with the Amended Senior Credit Facility, we paid bank fees and other expenses of $1.0 million during the three and nine months ended September 30, 2005.

Borrowings under the Amended Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items. We were in compliance with all Amended Senior Credit Facility loan covenants at September 30, 2005.

As of September 30, 2005 maturities of long-term debt under the Amended Senior Credit Facility were as follows (amounts in thousands):

              Years Ending December 31,
             --------------------------
             2005                       $     800
             2006                           1,600
             2007                           1,600
             2008                           1,600
             2009                           1,600
             2010 and thereafter          152,800
                                         ----------
                                        $ 160,000
                                         ==========

Our expenditures for property and equipment, including construction in progress, totaled $65.8 million and $82.8 million during the nine months ended September 30, 2005 and 2004, respectively. Our capital expenditures requirements in excess of approximately $25 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2005 expenditures for property and equipment for our core operations, including construction in progress, to total approximately $85.0 million, depending on available opportunities and the amount of cash flow we generate during 2005.

Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, supplementing our existing network backup facilities, continuing deployment of DLPS, and upgrades to and expansions of our cable television plant.

In August 2005 Sprint and Nextel Communications, Inc. completed their merger. While this merger has not had a material adverse effect on our financial position, results of operations and liquidity, we are unable to predict the long-term outcome this merger will have upon us.

In May 2005 Verizon Communications, Inc. agreed to merge with MCI, our major customer. The merger was approved by MCI shareholders in October 2005. The merger received FCC approval, but requires other regulatory approvals. We are unable to predict the impact that a merger with MCI will have upon us, however given the materiality of MCI's revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

A migration of MCI's traffic off of our network without it being replaced by other common carriers that interconnect with our network could have a material adverse impact on our financial position, results of operations and liquidity.

In May 2005 we repurchased the remaining 4,314 shares of our Series B preferred stock for a total purchase price of $6.6 million. The 4,314 preferred shares were convertible into 777,297 shares of our Class A common stock and the transaction price represented an equivalent Class A common stock purchase price of $8.50 per share. The repurchase of our Series B preferred stock was not part of our buyback program discussed below.

GCI's Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock. Our Board of Directors authorized us and we obtained permission from our lenders and preferred shareholder for up to $25.0 million of repurchases through September 30, 2005. During the nine month period ended September 30, 2005 we repurchased 1,175,212 shares of our Class A common stock at a cost of approximately $10.7 million. We expect to continue the repurchases at a rate of approximately $5.0 million per quarter for an indefinite period subject to the availability of free cash flow, availability under our credit facilities, and the price of our Class A and Class B common stock. The repurchases have and will continue to comply with the restrictions of SEC rule 10b-18.

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," requiring all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. After consideration of the SEC's April 2005 amendment of the SFAS No. 123R compliance dates, SFAS No. 123R is effective for annual periods beginning after June 15, 2005, or December 15, 2005 for small business issuers. As of January 1, 2006, we will apply SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after January 1, 2006 for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. In March 2005 the SEC issued SAB No. 107 expressing the SEC staff's view regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and regarding the valuation of share-based payment arrangements for public companies. In August 2005 the FASB staff issued FASB Staff Position ("FSP") FAS 123(R)-1 regarding the recognition and measurement requirements of freestanding financial instruments originally issued as employee compensation. In October 2005 the FASB staff issued FSP FAS 123(R)-2 regarding guidance on application of grant date as defined in SFAS 123. We estimate the application of SFAS No. 123R and other applicable guidance will result in an increase in our compensation cost for all share-based payments of approximately $2.0 million to $2.5 million during the year ended December 31, 2006.

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

Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred--generally upon acquisition, construction, or development and (or) through the normal operation of the asset. We will adopt FIN 47 on December 31, 2005 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

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

In June 2005, the FASB ratified EITF Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds," which clarifies the guidance in paragraph 19 of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." According to EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items
(a)-(e) in paragraph 17 of SFAS No. 131. We will adopt EITF Issue No. 04-10 on December 31, 2005 and do not expect it to result in a change to our SFAS No. 131 disclosures.

In October 2005 the FASB issued FSP No. FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period." FSP No. FAS 13-1 requires a reporting entity to recognize rental costs associated with ground or building operating leases that are incurred during a construction period as rental expense in income from continuing operations. We will begin application of FSP No. FAS 13-1 on January 1, 2006 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

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

Those policies considered to be critical accounting policies for the nine months ended September 30, 2005 are described below.

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

     o We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS No. 141, "Business Combinations." Goodwill and indefinite-lived assets such as our cable certificates are not amortized but are subject, at a minimum, to annual tests for impairment and quarterly evaluations of whether events and circumstances continue to support an indefinite useful life as required by SFAS No. 142, "Goodwill and Other Intangible Assets." Other intangible assets are amortized over their estimated useful lives using the straight-line method, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount as required by SFAS No. 142. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of the applicability of quoted market prices in active markets and, if quoted market prices are not available and/or are not applicable, how the acquired asset will perform in the future using a discounted cash flow analysis. Estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, performance compared to peers, material and ongoing negative economic trends, and specific industry or market sector conditions. In determining the reasonableness of cash flow estimates, we review historical performance of the underlying asset or similar assets in an effort to improve assumptions utilized in our estimates. In assessing the fair value of goodwill and other intangibles, we may consider other information to validate the reasonableness of our valuations including third-party assessments. These evaluations could result in a change in useful lives in future periods and could result in write-down of the value of intangible assets. Our cable certificate and goodwill assets are our only indefinite-lived intangible assets and because of their significance to our consolidated balance sheet, our annual and quarterly impairment analyses and quarterly evaluations of remaining useful lives are critical. Any changes in key assumptions about the business and its prospects, changes in market conditions or other externalities, or recognition of previously unrecognized intangible assets for impairment testing purposes could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

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

     o Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." We have recorded deferred tax assets of approximately $70.7 million associated with income tax net operating losses that were generated from 1992 to 2003, and that expire from 2007 to 2023. Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of approximately $1.9 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. In conjunction with certain 1996 acquisitions, we determined that approximately $20.0 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses. Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. We have not recorded a valuation allowance on the deferred tax assets as of September 30, 2005 based on management's belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

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

Market prices for North Slope oil averaged $31.74 in fiscal 2004 and are forecasted to average $41.75 in fiscal 2005. The closing price per barrel was $59.33 on October 21, 2005. To the extent that actual oil prices vary materially from the state's projected prices, the state's projected revenues and deficits will change. When the price of oil is $30.00 per barrel or greater, every $1 change in the price per barrel of oil is forecasted to result in an approximately $60.0 million change in the state's fiscal 2005 revenue. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

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

Deployment of a natural gas pipeline from the State of Alaska's North Slope to the Lower 48 States has been proposed to supplement natural gas supplies. A competing natural gas pipeline through Canada has also been proposed. The economic viability of a natural gas pipeline depends upon the price of and demand for natural gas. Either project could have a positive impact on the State of Alaska's revenues and could provide a substantial stimulus to the Alaska economy. In October 2004 both houses of Congress passed and the President signed legislation allowing loan guarantees of up to $18.0 billion, certain favorable income tax provisions and tax credits, and expedited permitting and judicial review for the construction of an Alaska natural gas pipeline. To support the construction of a natural gas pipeline, the governor of the State of Alaska has announced that he believes the state must assume some level of shipper risk, serve as an equity partner or both. The State of Alaska is in contract negotiations with ConocoPhillips, BP and ExxonMobil to construct a natural gas pipeline. In October 2005 the State of Alaska announced that it has reached agreement with ConocoPhillips on the base fiscal contract terms. The State is continuing to negotiate with BP and ExxonMobil. Ultimate approval of any contract is uncertain as it must be approved by the Alaska legislature.

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

Schedule of Certain Known Contractual Obligations

The following table details future projected payments associated with our certain known contractual obligations as of December 31, 2004, the date of our most recent fiscal year-end balance sheet. Our schedule of certain known contractual obligations has been updated to reflect our Amended Senior Credit Facility in August 2005, the pay-off of our Satellite Transponder Capital Lease in August 2005, and our repurchase of the remaining 4,314 shares of Series B preferred stock in May 2005.

                                                                    Payments Due by Period
                                               ----------------------------------------------------------------
                                                             Less than 1    1 to 3       4 to 5     More Than 5
                                                   Total         Year        Years        Years        Years
                                               ------------- ----------- ------------ ------------ ------------
                                                                    (Amounts in thousands)
   Long-term debt                             $   480,000          800       3,200         3,200      472,800
   Interest on long-term debt                     220,400       23,200      46,400        46,400      104,400
   Capital lease obligations, including
     interest                                       1,974          495         510           517          452
   Operating lease commitments                     72,771       14,564      21,080        15,070       22,057
   Purchase obligations                            43,168       24,076      15,183         3,909          ---
                                               ------------- ----------- ------------ ------------ ------------
     Total contractual obligations            $   818,313       63,135      86,373        69,096      599,709
                                               ============= =========== ============ ============ ============

For long-term debt included in the above table, we have included principal payments on our Senior Credit Facility and on our Senior Notes. Interest on amounts outstanding under our Senior Credit Facility is based on variable rates and therefore the amount is not determinable. Our Senior Notes require semi-annual interest payments of $11.6 million through August 2014. For a discussion of our Senior Notes see note 7 in the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2004 annual report on Form 10-K. For discussion of our Amended Senior Credit Facility see note 6 in the accompanying "Notes to Interim Condensed Consolidated Financial Statements."

For a discussion of our capital and operating leases, see note 15 in the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2004 annual report on Form 10-K and the accompanying "Notes to Interim Condensed Consolidated Financial Statements."

In May 2005 we repurchased the remaining 4,314 shares of our Series B preferred stock for a total purchase price of $6.6 million. The 4,314 preferred shares were convertible into 777,297 shares of our Class A common stock and the transaction price represented an equivalent Class A common stock purchase price of $8.50 per share.

Purchase obligations include a remaining commitment to purchase a certain number of outdoor, network powered multi-media adapters, indoor multi-media adapters, cable modems, and cable modem termination systems of $13.5 million, a remaining $13.9 million commitment for our Alaska Airlines agreement as further described in note 15 in the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2004 annual report on Form 10-K, and a $411,000 maintenance contract commitment. The contracts associated with these commitments are non-cancelable. Purchase obligations also include open purchase orders for goods and services for capital projects and normal operations totaling $15.4 million which are not included in our Consolidated Balance Sheets at December 31, 2004, because the goods had not been received or the services had not been performed at December 31, 2004. The open purchase orders are cancelable.

PART I.
ITEM 3.
           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We do not hold derivatives for trading purposes.

Our Amended Senior Credit Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at LIBOR plus 1.50% or less depending upon our Total Leverage Ratio (as defined). Should the LIBOR rate change, our interest expense will increase or decrease accordingly. As of September 30, 2005, we have borrowed $159.6 million subject to interest rate risk. On this amount, each 1% increase in the LIBOR interest rate would result in $1,596,000 of additional gross interest cost on an annualized basis.

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

Changes in Internal Controls

On September 1, 2005 we converted our commercial and consumer long-distance services (excluding our carrier customers), local access services, Internet services, and cellular telephone services order management and fulfillment, billing, customer service, cash application, and credit and collection systems to a new unified system. The implementation of the new system has resulted in certain changes to our processes and procedures affecting internal control over financial reporting. We have committed substantial internal and external resources to revise and document processes and related internal controls.

The conversion to the new system is still very recent. Due to the complexities of implementing a new billing system across multiple segments and products, we expect to continue to experience a period of stabilization and fine-tuning for several months. While nothing has come to our attention that would lead us to believe that we may experience material errors or misstatements of financial results during this time, we recognize that this continues to be a complex transition that will require close monitoring and evaluation. We believe we have the processes and appropriate management in place to effectively manage this transition.

Our evaluation of the operating effectiveness of related key controls will occur during the fourth quarter of 2005.

Except as discussed above, there were no changes in our internal control over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.
ITEM 2.
           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        Not applicable.
(b)        Not applicable.
(c) The following table provides information about repurchases of shares of our Class A common stock during the quarter ended September 30, 2005:

                                     Issuer Purchases of Equity Securities
     --------------------------------------------------------------------------------------------------------
                                                                                         (d) Maximum Number
                                                                   (c) Total Number        (or approximate
                                                                      of Shares           Dollar Value) of
                                                                    Purchased as Part    Shares that May Yet
                                     (a) Total       (b) Average       of Publicly        Be Purchased Under
                                     Number of        Price Paid     Announced Plans         the Plans or
          Period                  Shares Purchased     per Share     or Programs (1)           Programs (2)
     --------------------------- ----------------- -------------- ------------------- -----------------------
     July 1, 2005 to July 31,
     2005                                 ---            $ ---         1,196,943           $13.703 million
     August 1, 2005 to August
     31, 2005                          19,250 (3)       $10.44         1,216,193           $13.502 million
     September 1, 2005 to
     September 30, 2005               225,200 (4)        $9.93         1,441,393           $11.266 million
                                 -----------------
       Total                          244,450
                                 =================

(1) The repurchase plan was publicly announced on November 3, 2004. Our plan does not have an expiration date, however transactions pursuant to the plan are subject to periodic approval by our Board of Directors. We expect to continue the repurchases throughout and beyond 2005 subject to the availability of free cash flow, availability under our credit facilities, and the price of our Class A and Class B common stock. We do not intend to terminate this plan in 2005. No plan has expired during the quarter ended September 30, 2005.

(2) The total amount approved for repurchase was $25.0 million through September 30, 2005 consisting of $10.0 million through December 31, 2004 and an additional $5.0 million per quarter through September 30, 2005.

(3) Private party transactions made under our publicly announced repurchase plan.

(4) Open-market purchases and private party transactions made under our publicly announced repurchase plan.

PART II.
ITEM 6.
                                    EXHIBITS

          Exhibit No.                                        Description
        --------------------------------------------------------------------------------------------------------
            10.129       Ninth Amendment to Contract for Alaska Access Services between General
                           Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and
                           MCI WorldCom Network Services, Inc. *
            10.130       Amended and Restated Credit Agreement among GCI Holdings, Inc. and Calyon New York
                           Branch as Administrative Agent, Sole Lead Arranger, and Co-Bookrunner, The Initial
                           Lenders and Initial Issuing Bank Named Herein as Initial Lenders and Initial
                           Issuing Bank, General Electric Capital Corporation as Syndication Agent, and Union
                           Bank of California, N.A., CoBank, ACB, CIT Lending Services Corporation and Wells
                           Fargo Bank, N.A. as Co-Documentation Agents, dated as of August 31, 2005
            10.131       Amended and Restated 1986 Stock Option Plan of General Communication, Inc. as of
                           June 7, 2005
            31.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
                           of the Sarbanes-Oxley Act of 2002 by our President and Director
            31.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
                           of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial
                           Officer, Secretary and Treasurer
            32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002 by our President and Director
            32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial
                           Officer, Secretary and Treasurer

         -------------------------
            *            CONFIDENTIAL PORTION has been omitted pursuant to a
                            request for confidential treatment by us to, and the
                            material has been separately filed with, the
                            Securities and Exchange Commission. Each omitted
                            Confidential Portion is marked by three asterisks.

          -------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   GENERAL COMMUNICATION, INC.

              Signature                                         Title                                   Date
--------------------------------------      --------------------------------------------      -----------------------

/s/                                         President and Director                                November 7, 2005
--------------------------------------                                                        -----------------------
Ronald A. Duncan                            (Principal Executive Officer)

/s/                                         Senior Vice President, Chief Financial                November 7, 2005
--------------------------------------      Officer, Secretary and Treasurer                  -----------------------
John M. Lowber                              (Principal Financial Officer)


/s/                                         Vice President, Chief Accounting                      November 7, 2005
--------------------------------------      Officer                                           -----------------------
Alfred J. Walker                            (Principal Accounting Officer)