Form 10-K
period 2005-12-31
GENERAL COMMUNICATION INC
filed 2006-03-16
CIK 808461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Class A common stock	Class B common stock
(Title of class)	(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading on as of the last business day of the registrant’s most recently completed second fiscal quarter of June 30, 2005 was approximately $325,515,000.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Exchange Act) have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of February 28, 2006, was:

Class A common stock - 51,255,177, shares; and,

Class B common stock - 3,839,504, shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.  Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant’s fiscal year ended December 31, 2005.

GENERAL COMMUNICATION, INC.

2005 ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K is for the year ending December 31, 2005.  This Annual Report modifies and supersedes documents filed prior to this Annual Report.  The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents.  Information incorporated by reference is considered to be part of this Annual Report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

Glossary

Access Charges – Fees for accessing the local networks of the LECs in order to originate and terminate long-distance calls and provide the customer connection for Private Line services.

ACS – Alaska Communications Systems Group, Inc., previously ALEC Holdings, Inc. – ACS, one of our competitors, includes acquired properties from Century Telephone Enterprises, Inc. and the Anchorage Telephone Utility (“ATU”).  ATU provided local telephone and long distance services primarily in Anchorage and cellular telephone services in Anchorage and other Alaska markets.

Alaska United or AULP – Alaska United Fiber System Partnership – An Alaska partnership, indirectly wholly owned by the Company.  Alaska United was organized to construct and operate fiber optic cable systems connecting various locations in Alaska and the Lower 49 States and foreign countries through Seattle, Washington.

AT&T – AT&T Inc., formerly AT&T Corp. – A provider of long distance and other services, parent company to AT&T Alascom.

AT&T Alascom, Inc. – Alascom, Inc., or Alascom – A wholly owned subsidiary of AT&T and one of our competitors.

AULP East – An undersea fiber optic cable system connecting Whittier, Valdez and Juneau, Alaska and Seattle, Washington, which was placed into service in February 1999.

AULP West – A new undersea fiber optic cable system connecting Seward, Alaska to Warrenton, Oregon which was placed into service in June 2004.

Basic Service – The basic service tier includes, at a minimum, signals of local television broadcast stations, any public, educational, and governmental programming required by the franchise to be carried on the basic tier, and any additional video programming service added to the basic tier by the cable operator.

BOC – Bell System Operating Company – A LEC owned by any of the remaining Regional Bell Operating Companies, which are holding companies established following the AT&T Divestiture Decree to serve as parent companies for the BOCs.

Backbone – A centralized high-speed network that interconnects smaller, independent networks.

Bandwidth – A range or band of the frequency spectrum, measured in Hertz (Hz).  It has become vogue, though strictly a misuse of the term, to say bandwidth is the number of bits of data per second that can move through a communications medium.

Broadband – A high-capacity communications circuit/path, usually implying speeds of 256 kilobits per second (“kbps”) or better.

CAP – Competitive Access Provider – A company that provides its customers with an alternative to the LEC for local transport of Private Line and special access communications services.

Central Offices – The switching centers or central switching facilities of the LECs.

CLEC – Competitive Local Exchange Carrier – A company that provides its customers with an alternative to the ILEC for local transport of communications services, as allowed under the 1996 Telecom Act.

Co-Carrier Status – A regulatory scheme under which the ILEC is required to integrate new, competing providers of local exchange service, into the systems of traffic exchange, inter-carrier compensation, and other inter-carrier relationships that already exist among LECs in most jurisdictions.

Collocation – The ability of a CAP or CLEC to connect its network to the LEC’s central offices.  Physical collocation occurs when a connecting carrier places its network connection equipment inside the LEC’s central offices.  Virtual collocation is an alternative to physical collocation pursuant to which the LEC permits a CAP or CLEC to connect its network to the LEC’s central offices on comparable terms, even though the CAP’s or CLEC’s network connection equipment is not physically located inside the central offices.

The Company – GCI and its direct and indirect subsidiaries, also referred to as “we,” “us” and “our.”

Compression or Decompression – A method of encoding, decoding and processing signals that allows transmission (or storage) of more information than the medium would otherwise be able to support.  Both compression and decompression require processing capacity, but with many products, the signal delay time due to processing is not noticeable.

DAMA – Demand Assigned Multiple Access – The Company’s digital satellite earth station technology that allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality.

DBS - Direct Broadcast Satellite – Subscription television service obtained from satellite transmissions using frequency bands that are internationally allocated to the broadcast satellite services.  The major providers of DBS are currently DirecTV and EchoStar (marketed as the DISH Network).

DS-0 – A data communications circuit that carries data at the rate of 64 kbps.

DS-1 – A data communications circuit that carries data at the rate of 1.544 Megabits per second (Mb/s), often interchangeably referred to as a T-1.

DS-3 – A data communications circuit that is equivalent to 28 multiplexed T-1 channels capable of transmitting data at 44.736 Mbps (sometimes called a T-3).

Digital – A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1.  Digital transmission and switching technologies employ a sequence of these pulses to represent information as opposed to the continuously variable analog signal.  Digital transmission is advantageous in that it is more resistant to the signal degrading effects of noise (such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission).

DLC – Digital Loop Carrier –  A digital transmission system designed for subscriber loop plant.  Multiplexes a plurality of circuits onto very few wires or onto a single fiber pair.

DLPS – Digital Local Phone Service – A term we use referring to our deployment of voice telephone service utilizing our hybrid-fiber coax cable facilities.

DSL – Digital Subscriber Line – Technology that allows Internet access and other high-speed data services at data transmission speeds greater than those of modems over conventional telephone lines.

Equal Access – Connection provided by a LEC permitting a customer to be automatically connected to the IXC of the customer’s choice when the customer dials “1.”  Also refers to a generic concept under which the BOCs must provide access services to AT&T’s competitors that are equivalent to those provided to AT&T.

FCC – Federal Communications Commission – A federal regulatory body empowered to establish and enforce rules and regulations governing public utility companies and others, such as the Company.

Frame Relay – A wideband (64 kilobits per second to 1.544 Mbps) packet-based data interface standard that transmits bursts of data over WANs.  Frame-relay packets vary in length from 7 to 1024 bytes.  Data oriented, it is generally not used for voice or video.

GCC – GCI Communication Corp. – An Alaska corporation and a wholly owned subsidiary of Holdings.

GCI – General Communication, Inc. – An Alaska corporation and the Registrant.

GCI, Inc. – A wholly owned subsidiary of GCI, an Alaska corporation and issuer of $320 million of senior notes.

GFCC – GCI Fiber Communication Co., Inc. – An Alaska corporation and a wholly owned subsidiary of Holdings.  Holdings acquired all minority ownership interests in GFCC in the third and fourth quarters of 2002.  GFCC owns and operates a fiber optic cable system constructed along the trans-Alaska oil pipeline corridor extending from Prudhoe Bay to Valdez, Alaska.  See Kanas.

Holdings – GCI Holdings, Inc. – A wholly owned subsidiary of GCI, Inc., an Alaska corporation and party to the Company’s Senior Credit Facility.

HDTV – High-Definition Television – A digital television format delivering theater-quality pictures and CD-quality sound.  HDTV offers an increase in picture quality by providing up to 1,920 active horizontal pixels by 1,080 active scanning lines, representing an image resolution of more than two million pixels.  In addition to providing improved picture quality with more visible detail, HDTV offers a wide screen format and Dolby® Digital 5.1 surround sound.

ILEC – Incumbent Local Exchange Carrier – With respect to an area, the LEC that – (A) on the date of enactment of the Telecommunications Act of 1996, provided telephone exchange service in such area; and (B)(i) on such date of enactment, was deemed to be a member of the exchange carrier association pursuant to section 69.601(b) of the FCC’s regulations (47 C.F.R. 69.601(b)); or (ii) is a person or entity that, on or after such date of enactment, became a successor or assign of a member described in clause (i).

Interexchange – Communication between two different local access and transport areas or, in Alaska, between two different local exchange serving areas.

IP – Internet Protocol – The method or protocol by which data is sent from one computer to another on the Internet.  Each computer (known as a host) on the Internet has at least one IP address that uniquely identifies it from all other computers on the Internet.

ISDN – Integrated Services Digital Network – A set of standards for transmission of simultaneous voice, data and video information over fewer channels than would otherwise be needed, through the use of out-of-band signaling.  The most common ISDN system provides one data and two voice circuits over a traditional copper wire pair, but can represent as many as 30 channels.  Broadband ISDN extends the ISDN capabilities to services in the Gigabit per second range.

ISP – Internet Service Provider – A company providing retail and/or wholesale Internet services.

Internet – A global collection of interconnected computer networks which use TCP/IP, a common communications protocol.

IXC – Interexchange Carrier – A long-distance carrier providing services between local exchanges.

Kanas – Kanas Telecom, Inc. – An Alaska corporation that was renamed GFCC in 2001.

LAN – Local Area Network – The interconnection of computers for sharing files, programs and various devices such as printers and high-speed modems.  LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs.

LEC – Local Exchange Carrier – A company providing local telephone services.  Each BOC is a LEC.

LMDS – Local Multipoint Distribution System – LMDS uses microwave signals (millimeterwave signals) in the 28 GHz spectrum to transmit voice, video, and data signals within small cells 3-10 miles in diameter.  LMDS allows license holders to control up to 1.3 GHz of wireless spectrum in the 28 GHz Ka-band.  The 1.3 GHz can be used to carry digital data at speeds in excess of one gigabit per second.  The extremely high frequency used and the need for point to multipoint transmissions limits the distance that a receiver can be from a transmitter.  This means that LMDS will be a “cellular” technology, based on multiple, contiguous, or overlapping cells.  LMDS is expected to provide customers with multichannel video programming, telephony, video communications, and two-way data services.  ILECs and cable companies may not obtain the in-region 1150 MHz license for three years following the date of the license grant.  Within 10 years following the date of the license grant, licensees will be required to provide ‘substantial service’ in their service regions.

Local Exchange – A geographic area generally determined by a state regulatory body, in which calls generally are transmitted without toll charges to the calling or called party.

Local Number Portability – The ability of an end user to change local or wireless service providers while retaining the same telephone number.

Lower 48 States or Lower 48 – Refers to the 48 contiguous states south of or below Alaska.

Lower 49 States or Lower 49 – Refers to Hawaii and the Lower 48 States.

MAN – Metropolitan Area Network – LANs interconnected within roughly a 50-mile radius.  MANs typically use fiber optic cable to connect various wire LANs.  Transmission speeds may vary from 2 to 100 Mbps.

Mat-Su Valley – The Matanuska and Susitna valleys are located in south-central Alaska, to the north of Anchorage, and include the communities of Palmer and Wasilla and the immediately surrounding areas.

MDU – Multiple Dwelling Unit – MDUs include multiple-family buildings, such as apartment and condominium complexes.

MSO – Multiple System Operators – Companies in the cable television industry that own and operate two or more cable television systems.

MVPD – Multi-channel Video Programming Distribution – The distribution of video programming over multiple platforms, such as cable and satellite.

MWNS – MCI WorldCom Network Services – A subsidiary of MCI, which had previously entered into service agreements with the Company on behalf of MCI.  See “Verizon” below.

OC-n – An optical communications circuit that optically signals at a data rate of n times 51.84 Mbps, where n can be 1, 3, 12, 24, 48, 96, or 192.

Pay-per-view – Offering television broadcasts to viewers in a manner whereby they pay only for the programs they watch rather than having to subscribe to the whole channel or station on a full-time basis.

PCS – Personal Communication Services – PCS encompasses a range of advanced wireless mobile technologies and services.  It promises to permit communications to anyone, anywhere and anytime while on the move.  The Cellular Telecommunications Industry Association (CTIA) defines PCS as a “wide range of wireless mobile technologies, chiefly cellular, paging, cordless, voice, personal communications networks, mobile data, wireless private branch exchange, specialized mobile radio, and satellite-based systems.”  The FCC defines PCS as a “family of mobile or portable radio communications services that encompasses mobile and ancillary fixed communications services to individuals and businesses and can be integrated with a variety of competing networks.”

Private Line – Uses dedicated circuits to connect customer’s equipment at both ends of the line.  Does not provide any switching capability (unless supported by customer premise equipment).  Usually includes two local loops and an IXC circuit.

Private Network – A communications network with restricted (controlled) access usually made up of Private Lines (with some private branch exchange switching).

RCA – Regulatory Commission of Alaska – A state regulatory body empowered to establish and enforce rules and regulations governing public utility companies and others, such as the Company, within the State of Alaska (sometimes referred to as Public Service Commissions, or PSCs, or Public Utility Commissions, or PUCs).  Previously known as the Alaska Public Utilities Commission (APUC).

Reciprocal Compensation – The same compensation of a CLEC for termination of a local call by the ILEC on its network, as the new competitor pays the ILEC for termination of local calls on the ILEC network.

SchoolAccess® – The Company’s Internet and related services offering to schools in Alaska, and some sites in Arizona, Montana and New Mexico.  The federal mandate through the 1996 Telecom Act to provide universal service resulted in schools across Alaska qualifying for varying levels of discounts to support the provision of Internet services.  The Universal Service Administrative Company through its Schools and Libraries Division administers this federal program.

SDN – Software Defined Network – A switched long-distance service for very large users with multiple locations.  Instead of putting together their own network, large users can get special usage rates for calls carried on regular switched long-distance lines.

Senior Credit Facility – Holding’s $215 million amended and restated credit facility.  The Senior Credit Facility includes a term loan of $160 million and a revolving credit facility of $55 million.  The new Senior Credit Facility is due in 2012 and bears interest at LIBOR plus 1.5%.  See note 7 to the accompanying “Notes to Consolidated Financial Statements” included in Part II of this Report for more information.

SMATV – Satellite Master Antenna Television – (Also known as “private cable systems”) are multichannel video programming distribution systems that serve residential, multiple-dwelling units (“MDUs”), and various other buildings and complexes.  A SMATV system typically offers the same type of programming as a cable system, and the operation of a SMATV system largely resembles that of a cable system – a satellite dish receives the programming signals, equipment processes the signals, and wires distribute the programming to individual dwelling units.  The primary difference between the two is that a SMATV system typically is an unfranchised, stand-alone system that serves a single building or complex, or a small number of buildings or complexes in relatively close proximity to each other.

SONET – Synchronous Optical Network – A 1984 standard for optical fiber transmission on the public network.  51.84 Mbps to 9.95 Gigabits per second, effective for ISDN services including asynchronous transfer mode.

Sprint Nextel – Sprint Nextel Corporation – One of our significant customers.  Sprint Corporation (“Sprint”) merged with Nextel Communications Inc. on August 12, 2005.

T-1 – A data communications circuit capable of transmitting data at 1.5 Mbps.

Tariff – The schedule of rates and regulations set by communications common carriers and filed with the appropriate federal and state regulatory agencies; the published official list of charges, terms and conditions governing provision of a specific communications service or facility, which functions in lieu of a contract between the subscriber or user and the supplier or carrier.

TCP/IP – Transmission Control Protocol/Internet Protocol – A suite of network protocols that allows computers with different architectures and operating system software to communicate with other computers on the Internet.

UNE – Unbundled Network Element – A discrete component of a telephone network.  Unbundled network elements are the basic network functions, i.e., the components needed to provide a full range of communications services.  They are physical facilities as well as all the features and capabilities provided by those facilities.

Verizon Communications Inc. (“Verizon”) – Merged with MCI, Inc. (“MCI”) on January 6, 2006.  Verizon Business is the name of the new Verizon business unit encompassing business and government customers and related functions of the former MCI.  At December 31, 2005, MCI owned approximately 2% of our common stock, had two representatives on our Board, and was a major customer.  Prior to May 1, 2000, the company was named MCI WorldCom, Inc.  See also MWNS.  On July 21, 2002, MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court.  On December 7, 2004, we closed a transaction with MCI to repurchase 3,751,509 shares of our Class A common stock at $8.33 per share (for a total purchase price of approximately $31.3 million).  In addition to the common stock repurchase, the transaction included the redemption of all issued and outstanding shares of our Series C preferred stock held by MCI for an aggregate redemption price of $10 million.  MCI retained its ownership of almost 1.3 million shares of our Class B common stock and their two seats on our board of directors.  See note 12 to the accompanying “Notes to Consolidated Financial Statements” included in Part II of this Report for more information.

VoIP – Voice over Internet Protocol.  Technology that allows voice telephone service over broadband Internet connections via digital packets rather than traditional protocols.

VSAT – Very Small Aperture Terminal – A small, sometimes portable satellite terminal that allows connection via a satellite link.

WAN – Wide Area Network – A remote computer communications system.  WANs allow file sharing among geographically distributed workgroups (typically at higher cost and slower speed than LANs or MANs).  WANs typically use common carriers’ circuits and networks.  WANs may serve as a customized communication backbone that interconnects all of an organization’s local networks with communications trunks that are designed to be appropriate for anticipated communication rates and volumes between nodes.

World Wide Web or Web – A collection of computer systems supporting a communications protocol that permits multi-media presentation of information over the Internet.

1984 Cable Act – The Cable Communications Policy Act of 1984.

1992 Cable Act – The Cable Television Consumer Protection and Competition Act of 1992.

1996 Telecom Act – The Telecommunications Act of 1996 – The 1996 Telecom Act was signed into law February 8, 1996.  Under its provisions, BOCs were allowed to immediately begin manufacturing, research and development; GTE Corp. could begin providing interexchange services through its telephone companies nationwide; laws in 27 states that foreclosed competition were pre empted; co-carrier status for CLECs was ratified; and the physical collocation of competitors’ facilities in LECs central offices was allowed.

The purpose of the 1996 Telecom Act was to move from a regulated monopoly model of telecommunications to a deregulatory competitive markets model.  The act eliminated the old barriers that prevented three groups of companies, the LECs, including the BOCs, the long-distance carriers, and the cable TV operators, from competing head-to-head with each other.  The act requires LECs to let new competitors into their business.  It also requires the LECs to open up their networks to ensure that new market entrants have a fair chance of competing.  The bulk of the act is devoted to establishing the terms under which the LECs must open up their networks.

The 1996 Telecom Act substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934 including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”).  The 1996 Telecom Act eliminated rate regulation of the cable programming service tier in 1999.  Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges, legislative activity, and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of continuing FCC rulemakings under the 1996 Telecom Act.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Annual Report, but should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to  time with the Securities and Exchange Commission (“SEC”).  In this Annual Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows.  In some cases, you can  identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” or “continue” or the negative of those words and other comparable words.  All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements.  In evaluating those statements, you should specifically consider various factors, including those outlined below.  Those factors may cause our actual results to differ materially from any of our forward-looking statements.  For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.  Such risks, uncertainties and other factors include but are not limited to those identified under “Risk Factors” below and elsewhere in this Annual Report, including in conjunction with the forward-looking statements included in this Annual Report.

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

Part I

Item 1.  Business

General

In this Annual Report, “we,” “us” and “our” refer to General Communication, Inc. and its direct and indirect subsidiaries.

GCI was incorporated in 1979 under the laws of the State of Alaska and has its principal executive offices at 2550 Denali Street, Suite 1000, Anchorage, AK 99503-2781 (telephone number 907-868-5600).

GCI is primarily a holding company and together with its direct and indirect subsidiaries, is a diversified communications provider with a leading position in facilities-based long-distance service in the State of Alaska and is Alaska’s leading cable television and Internet services provider.

We are the leading integrated, facilities-based communications provider in Alaska, offering local and long-distance voice, cable video, data and Internet communications services to residential and business customers under our GCI brand.  A substantial number of our customers subscribe to product bundles that include two or more of our services.

Since our founding in 1979, we have consistently expanded our product portfolio to satisfy our customers’ needs.  We have benefited from the attractive and unique demographic and economic characteristics of the Alaskan market.  We are pioneers of bundled communications services offerings, and believe our integrated strategy of providing innovative bundles of voice, video and data services provides us with an advantage over our competitors and will allow us to continue to attract new customers, retain existing customers and expand our addressable market.  We hold leading market shares in long-distance, cable video and Internet services and have gained significant market share in local access against the incumbent provider.

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

Availability of Reports and Other Information

Internet users can access information about the Company and its services at http://www.gci.com/, http://www.gcinetworksolutions.com/, and http://www.alaskaunited.com/.  The Company hosts Internet services at http://www.gci.net/, broadband delivery of health services at http://www.connectmd.com, and SchoolAccess® services at http://www.schoolaccess.net/.  Our online telephone directory and yellow pages are hosted at http://www.gcidirectory.com/.  We make available on the http://www.gci.com/ website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such material to the SEC.  In addition, the SEC’s website is http://www.sec.gov/.  The SEC makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC.  Information on our website or the SEC’s website is not part of this document.

Financial Information About Industry Segments

We have four reportable segments at December 31, 2005:  long-distance services, cable services, local access services and Internet services.  For information required by this section, See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Also refer to Note 12 included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data, and “New organizational structure and segment reporting” described in “Recent Developments” below.

Recent Developments

Long distance equal access.  The RCA approved and certified us and other carriers to be included on a long-distance services equal access ballot in March 2006.  Customers in the Alaska Power & Telephone local service areas of Tok, Metlakatla, Craig and Hydaburg will be able to choose between alternative carriers for their direct dial long distance service.

Local service regulatory approvals.  On September 23, 2005 and again on February 2, 2006, the RCA issued orders granting us certification to serve the service areas of Ketchikan Public Utilities, Cordova Telephone Cooperative, Copper Valley Telephone Cooperative, Matanuska Telephone Cooperative, the Glacier State area served by ACS of the Northland, Wrangell, Petersburg, Sitka, Seward, Bethel and Nome.  See “Part I – Item 1 – Business – Regulation, Franchise Authorizations and Tariffs” below for more information about pending regulatory proceedings.

New retail store.  In February 2006 we opened a new retail store to serve our customers in east Anchorage.  Customers have a more convenient opportunity to pay their bill, sign up for new services and obtain answers to their questions from one of our customer service representatives.

MTA rural exemption determination.  We made a bona fide request to the RCA in 2004 for interconnection for the purposes of local access competition with Matanuska Telephone Association, Inc. (“MTA”), under the provisions of the 1996 Telecom Act.  On February 22, 2005, the RCA released a ruling that MTA’s rural exemption for the areas served by MTA Vision, Inc. had been lifted and that we could negotiate and arbitrate interconnection with MTA.  On January 18, 2006 we submitted an Interconnection Agreement by arbitration to the RCA for approval.  Such approval was granted on February 17, 2006.  We intend to commence local service entry into the Mat-Su Valley during 2007.  See “Part I – Item 1 – Business – Regulation, Franchise Authorizations and Tariffs” below for more information.

New organizational structure and segment reporting.  Effective January 1, 2006, we implemented a corporate organizational structure that realigns our focus from a commodity based organization into a customer focused organization.  This is the largest single internal organizational initiative that we have undertaken in more than five years.  Our new organizational segments will begin reporting results in the first quarter of 2006.  Our new reporting segments are Consumer, Commercial, Network Access and Managed Broadband.

Historical Development of our Business During the Past Fiscal Year

Alaska Digitel acquisition.  We announced on December 7, 2005 that we reached a definitive agreement to invest $29.5 million in Alaska DigiTel, LLC (“Alaska Digitel” or “AKD”), an Alaska wireless provider.  In exchange for the investment, we will receive a majority equity interest in AKD but will not own voting control of the venture.  We will have certain rights customarily afforded to passive investors to approve selected major business events.  The investment will allow AKD to buy out certain investors, refinance most of its outstanding debt and maintain its existing business plan.

We will acquire our ownership interest as a passive investment and do not plan any further direct business or resale relationships with AKD at this time.  Under the agreement we are not required to make any further investments in AKD.  We view our investment as an incremental way to participate in future growth of the wireless industry in Alaska.  Our existing distribution agreement with Dobson remains in full effect and our existing cellular products will continue to compete with AKD in the Alaska market.  Management of AKD will not change under the agreement.

Our majority equity investment is expected to result in the consolidation of AKD for financial reporting purposes.  The agreement also provides for certain buy and sell options that are, in part, reciprocal to AKD.  Buy and sell options allow us to acquire voting control of AKD or to divest our interest in the venture.  The transaction is subject to customary closing conditions, including documentation and regulatory approvals.  MTA filed a petition with the FCC against our application in February 2006.  We are not able to determine at this time when the transaction will close.

Intrastate access charge rulings and payments.  We settled four separate claims pursuant to a master agreement with AT&T and Alascom on November 10, 2005.  The claims settled are summarized as follows:

•                  Our claim against Alascom for failure to pay its respective share of a pool of access charges on long distance calls paid by pre-paid calling cards.

•                  Our claim against AT&T and Alascom for not allowing the company to purchase certain wireline services on the same terms and conditions that AT&T offered to other wholesale customers.

•                  Our unfiled claim against Alascom for not allowing the company to purchase private line services at the same price Alascom charges other customers.

•                  Alascom’s claims against us for overpayment of transport for 1-800 dialing service calls placed from rural Alaska areas served by us.

The settlement of the claims resulted in a payment to GCI in December 2005 of approximately $9.1 million which resulted in a $7.5 million net pre-tax earnings impact after deducting certain direct internal and external costs and expenses.

New integrated customer service, provisioning and billing system.  We implemented the single biggest software systems project in the company’s history in August 2005.  The new system, referred to as “OneView,” provides us with an integrated system that has substantially changed the way we serve our customers and better aligns us with our new customer-focused organizational structure.

Senior credit agreement amendment and capital lease payoff.  On August 31, 2005, we finalized a $215,000,000 amended and restated senior secured credit facility.  The amendment provides for a $160,000,000 term loan and a $55,000,000 revolving credit facility with a $25,000,000 sublimit for letters of credit.  Proceeds were used to pay down the then existing senior credit facility and our satellite transponder capital lease with the remainder used to pay financing fees.  The amended senior credit facility reduced the interest rate for the term loan from LIBOR plus 2.25% to LIBOR plus 1.50%.

Because a portion of the amended senior credit facility was a substantial modification of the then existing senior credit facility and the satellite transponder capital lease, we recognized approximately $1.8 million in amortization and write-off of loan and senior notes fees during the three months ended September 30, 2005.  We also recognized a charge of approximately $2.9 million during the three months ended September 30, 2005 due to the early termination of the satellite transponder capital lease.

PCS license renewal.  The FCC approved our PCS license effective August 30, 2005 for an additional 10-year term under FCC rules.

Series B preferred stock repurchase.  On May 25, 2005, we announced that we reached and closed a definitive agreement with Toronto Dominion Securities to repurchase the remaining 4,314 shares of our GCI Series B Preferred stock for a total purchase price of $6,607,027.  The 4,314 preferred shares were convertible into 777,297 shares of GCI’s Class A Common shares and the transaction price represented an equivalent Class A Common share purchase price of $8.50 per share.  The preferred shares held by Toronto Dominion Securities were issued as part of a $20 million private equity investment made on April 30, 1999.

Barrow Cable TV Asset Purchase.  We closed the asset purchase of Barrow Cable TV in February 2005 for approximately $1.6 million, or approximately $1,700 per subscriber.  We upgraded the plant during 2005 in order to deliver digital services as well as high-speed cable modem service.

Cellular Service Expansion.  We launched cellular services in the Southeast Alaska cities of Petersburg and Wrangell in February 2005.  This completes our cellular services roll-out.  Our cellular services are also provided in Anchorage, Fairbanks, Homer, Juneau, Kenai/Soldotna, Ketchikan, Palmer/Wasilla, Seward, Sitka, and Valdez.  Our cellular services are provided pursuant to a distribution agreement with Dobson.  See “Part I – Item I – Business – Other Services – Cellular Services” for more information.

Rural Internet Program Expansion.  We completed during 2005 all but one wireless internet sites that we began work on in 2004.  We now provide internet services to 138 remote communities in Alaska at faster speeds and lower rates than they’ve experienced before.

AU East Capacity Expansion.  We completed a capacity expansion of our AULP East fiber system during 2005.  We upgraded the system using wavelength division multiplexing from its previous five gigabit per second (“Gbps”) capacity to 20 Gbps.

Stock Repurchase Approvals.  Our Board of Directors authorized us, and we obtained permission from our lenders, to repurchase up to $5 million of our common stock on a quarterly basis, to purchase an additional $10.0 million during the six months ended June 30, 2006, and to use stock option exercise proceeds to repurchase additional shares.  We expect to continue the purchases throughout 2006 subject to the availability of free cash flow, credit facilities and the price of the stock.  The purchases will comply with the restrictions of Securities Exchange Commission Rule 10b-18.

Narrative Description of our Business

General

We are the largest Alaska-based and operated integrated communications provider.  A pioneer in bundled service offerings, we provide facilities-based local and long distance voice, cable video, Internet and data communications services, and resell wireless telephone services, to residential and business customers under our GCI brand.

We generated consolidated revenues of $443.0 million in 2005.  We ended the year with approximately 85,300 long-distance customers, 112,900 local access lines in service, 137,000 basic cable subscribers, and 93,900 Internet subscribers, including 77,400 cable modem subscribers.  A substantial number of our customers subscribe to product bundles that include two or more of our services.  The National Cable and Telecommunications Association (“NCTA”) reports that we were the 25th largest MSO in the U.S. as of December 2004.

Since our founding in 1979, we have consistently expanded our product portfolio to satisfy our customers’ needs.  We have benefited from the attractive and unique demographic and economic characteristics of the Alaskan market.  We believe our integrated strategy of providing innovative bundles of voice, video and data services provides us with an advantage over our competitors and will allow us to continue to attract new customers, retain existing customers and expand our addressable market.  We hold leading market shares in long-distance, cable video and Internet services and have gained significant market share in local access against an incumbent provider.

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

We operate a broadband communications network that permits the delivery of a seamless integrated bundle of communications, entertainment and information services.  We offer a wide array of consumer and business communications and entertainment services – including local telephone, long-distance and wireless communications, cable television, consulting services, network and desktop computing outsourced services, and dial-up, broadband (cable modem, wireless and DSL) and dedicated Internet access services at a wide range of speeds – all under the GCI brand name.

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

Competition in the Communications Industry

There is substantial competition in the communications industry.  The traditional dividing lines between providers offering long-distance, local and wireless telephone services, Internet services and video services are increasingly becoming blurred.  Through mergers and various service integration and product bundling strategies, major providers, including us, are striving to provide integrated communications service offerings within and across geographic markets.  The converging communications industry is competing to deliver service bundles that include voice, broadband Internet access, and video content.  We maintain a strong competitive position, however there is active competition in the sale of substantially all products and services we offer.

Competitive Strengths

Market Leader.  We are Alaska’s leading provider of long-distance, cable television and data and Internet services, as measured by revenues, and we are the second largest local access provider, as measured by local access lines.  We attribute our leadership position to our commitment to provide our customers with high-quality products in bundled offerings that maximize their satisfaction.

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

Favorable Alaskan Market Dynamics.  The Alaskan communications market is characterized by its large geographic size and isolated markets that include a combination of major metropolitan areas and small, dense population clusters, which create a deterrent to potential new entrants.  Due to the remote nature of its communities, the state’s residents and businesses rely extensively on our systems to meet their communications needs.  We believe that, when compared to national averages, Alaskan households spend more on communications services.  According to the United States Census Bureau, the median household income in Alaska was 23% higher than the three-year United States national average from 2002 to 2004, and according to the Alaska Department of Revenue, in fiscal 2005, federal spending in Alaska is expected to increase 63% year over year.  We believe there is a positive outlook for continued growth.

Experienced Management Team.  Our experienced management team has a proven track record and has consistently expanded our business and improved our operations.  Our senior management averages more than 25 years of experience in the communications industry and more than 20 years with our company.

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

Deliver Industry Leading Customer Service.  We have positioned ourselves as a customer service leader in the Alaska communications market.  We reorganized our operations in January 2006 to more effectively focus our organization on our customers.  We operate our own customer service department and maintain and staff our own call centers.  We have empowered our customer service representatives to handle most service issues and questions on a single call.  We prioritize our customer services to expedite handling of our most valuable customers’ issues, particularly for our largest business customers.  We believe our integrated approach to customer service, including setting up the service, programming various network databases with the customer’s information, installation, and ongoing service, allows us to provide a customer experience that fosters customer loyalty.

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

Expand Our Product Portfolio and Footprint in Alaska.  Throughout our history, we have successfully added and expect to continue to add new products to our product portfolio.  Management has a demonstrated history of evaluating potential new products for our customers, and we will continue to assess revenue-enhancing opportunities that create value for our customers.  In addition to new services such as digital video recorders, HDTV, video-on-demand, and VoIP, we are also expanding the reach of our core products to new markets.  Where feasible and where economic analysis supports geographic expansion of our network coverage, we expect to pursue opportunities to increase the scale of our facilities, enhance our ability to serve our existing customers’ needs and attract new customers.

Alaska Voice, Video and Data Markets

The Alaskan voice, video and data markets are unique within the United States.  Alaska is geographically distant from the rest of the United States and is generally characterized by large geographical size and relatively small, dense population clusters (with the exception of population centers such as Anchorage, Fairbanks and Juneau).  It lacks a well-developed terrestrial transportation infrastructure, and the majority of Alaska’s communities are accessible only by air or water.  As a result, Alaska’s communication networks are different from those found in the Lower 49 States.

Alaskans continue to rely extensively on satellite-based long-distance transmission for intrastate calling between remote communities where investment in a terrestrial network would be uneconomic or impractical.  Also, given the geographic isolation of Alaska’s communities and lack, in many cases, of major civic institutions such as hospitals, libraries and universities, Alaskans are dependent on communications services to access the resources and information of large metropolitan areas in Alaska, the rest of the United States and elsewhere.  In addition to satellite-based communications, the communications services infrastructure in Alaska includes fiber optic cables between Anchorage, Valdez, Fairbanks, Prudhoe Bay, Seward, Kenai/Soldotna, Palmer/Wasilla, Homer and Juneau, traditional copper wire, and digital microwave radio connecting Kenai, Soldotna and Homer on the Kenai Peninsula with Anchorage, and connecting most southeast Alaska communities with Juneau.  For interstate and international communications, Alaska is connected to the Lower 48 States by three fiber optic cables.

Fiber optics is currently the preferred method of carrying Internet, voice, video, and data communications over long-distances, eliminating the delay commonly found in satellite connections.

Widespread use of high capacity fiber optic facilities is expected to allow continued expansion of business, government, educational, and health care infrastructure in Alaska.

Long-Distance Services

Industry.  Until the 1970s, AT&T had a virtual monopoly on long distance service in the United States.  In the 1970s, competitors such as MCI and Sprint began to offer long distance service.  With the gradual emergence of competition, basic rates dropped, calling surged, and AT&T’s dominance declined.  More than 1,000 companies now offer wire-line long distance service.

AT&T’s 1984 toll revenues were approximately 90% of those reported by all long distance carriers.  The FCC’s regulation of AT&T as a “dominant” carrier ended in 1995.  By 2003, AT&T’s revenues had declined to approximately 29% of all toll revenues.  The two largest market entrants, MCI and Sprint, had obtained a 28% combined market share through 2003.  BellSouth, Qwest, SBC Communications Inc. (“SBC”), and Verizon had obtained a 15% combined market share in 2003 as compared to 9% in 2000.

The communications industry stabilized in 2003 after a period of decline attributed to excess network capacity and high debt loads, but remains stagnant.  Intense price competition continues, with continuing technological innovations threatening established services.

Significant merger and acquisition activity occurred in 2005 and early 2006, changing the competitive landscape and further blurring the distinctions between wire-line, mobile, long-distance and local communication services.  Sprint merged with Nextel in August 2005, SBC acquired AT&T in November 2005, Verizon and MCI merged in January 2006, and AT&T announced plans to acquire BellSouth Corp. in March 2006.

The FCC reports that approximately 2% of all consumer expenditures are devoted to telephone service.  This percentage has remained relatively constant over the past 15 years, despite major changes in the industry and in telephone usage.  Average annual expenditures for telephone service increased from $877 per household in 2000 to $956 in 2003.

The FCC reports that approximately 106 million U.S. households had telephone services as of March 2005, an increase of 26 million households since 1984.  An estimated 92.4% of households and virtually all businesses in the United States subscribed to telephone service in July 2004.  Approximately 91.4% of households subscribed to telephone service in 1984.

The FCC reports that primary lines in service in the United States have grown over time, averaging approximately 3% per year, which, until 2000, had historically reflected growth in the population and the economy.  Since then, the number of lines provided by wireline carriers has declined.  The FCC reports that consumer substitution of wireless service for wireline service, consumer elimination of second lines when they move from dial-up Internet service to broadband service and migration to alternative technologies such as VoIP may explain the decrease.  The percentage of additional wirelines for households with telephone service has increased significantly, from approximately 3% in 1988 to approximately 26% in 2000, and decreased back to 16% in 2003.

The FCC reports that approximately $70.1 billion was derived from toll services in 2004 as compared to $78.6 billion in 2003.  The decrease can be attributed to decreased billable minutes of use and decreased rates per minute of use.  The FCC reports that total interstate switched access minutes have declined 25.5% from 2000 to 2004; from 566.9 billion to 422.5 billion, respectively.  2004 interstate minutes of use decreased 4.9% as compared to 444.1 billion minutes in 2003.

The interstate toll services consumer price index continued to reflect decreasing long-distance rates in 2004, dropping 8.7% as compared to 2003.  Similarly, the intrastate toll services consumer price index dropped 6.6% in 2004 as compared to 2003.  The overall consumer price index increased 3.3% in 2004.

Average revenue per minute of long distance calling dropped from $0.32 in 1984, when competitive discount and promotional long distance plans were introduced, to $0.08 in 2003.  This average price per minute represents a mix of international calling (an average of 20 cents per minute) and domestic interstate calling (an average of 7 cents per minute).  The decline in prices since 1984 is more than 85% after adjusting for the impact of inflation.

International communications continues to be an important segment of the communications market.  The FCC reports that the number of calls made from the United States to other countries increased from 200 million in 1980 to 7.4 billion in 2003, and that Americans spent approximately $9.7 billion on international telephone and private line services in 2003.  Consistent with domestic toll rates per minute, international toll rates per minute have decreased significantly.  On average, carriers billed 21 cents per minute for international calls in 2003, a decline of more than 84% since 1980.  Five markets, Canada, Mexico, the United Kingdom, Germany, and India, accounted for approximately 37% of the international calls billed in the United States in 2003.  AT&T, MCI, and Sprint combined accounted for 88% of the international service billed in the United States in 2003.

Growth in demand for data services is expected to continue to be a key component of industry revenue growth.  We believe that the data communications business will eventually rival and perhaps become larger than the traditional voice telephony market.  The continuing migration of voice and other traffic from analog to digital transmission including VoIP, and the growth in data attributed to broadband applications are expected to fuel the growth in data with inevitable industry realignment expected to continue.

The FCC issued a Report and Order (FCC 03-197) in 2003 eliminating a policy that prohibited the installation or operation of more than one satellite earth station in any Alaska rural community for competitive carriage of interstate message telephone service (“MTS”) communications.  The FCC found that through a series of regulatory steps, the environment that once called for restrictions on competitive facilities-based entry had changed.  This policy change allows us to install facilities and provide competitive interstate MTS and other communications services over our own equipment and network in rural communities where we presently have no facilities.

We believe that federal and state legislators, courts and regulators will continue to influence the communications industry in 2006.  Consummation of recent mergers between major BOCs and long-distance and wireless companies, the announcement by telephone companies of their intentions to provide video, the continued development of broadband content and IP-based voice products, the increasing acceptance of VoIP services, and the potential for future mergers continue to blur the distinction between product lines and competitors.

Industry analysts believe companies will be successful in the long-term if they can achieve and maintain a superior operating cost position, minimize regulatory battles, offer a full suite of integrated services to their customers using a network that is largely under their control, and continue to offer new and enhanced services that customers wish to purchase.

See “Part I – Item I – Business – Regulation, Franchise Authorizations and Tariffs – Long-Distance Services” for more information.

General.  We supply a full range of common carrier long-distance and other communications products and services.  We operate a modern, competitive communications network employing the latest digital transmission technology based upon fiber optic facilities within and between Anchorage, Fairbanks and Juneau, Alaska.  Our facilities include two self-constructed and financed digital undersea fiber optic cables linking our Alaska terrestrial networks to the networks of other carriers in the Lower 49 States.  We use satellite transponders to transmit voice and data traffic to remote areas of Alaska.  We operate digital microwave systems to link Anchorage with the Kenai Peninsula, and our Prudhoe Bay Earth Station with Deadhorse.  Digital microwave facilities are also used between our Fairbanks earth station and our Fairbanks distribution center.  Virtually all switched services are computer controlled, digitally switched, and interconnected by a packet switched SS7 signaling network.

We provide interstate and intrastate long-distance services throughout Alaska using our own facilities or facilities leased from other carriers.  We also provide (or join in providing with other carriers) communications services to and from Alaska, Hawaii, the Lower 48 States, and many foreign nations and territories.

Products.  Our long-distance services industry segment is engaged in the transmission of interstate and intrastate-switched message telephone service and Private Line and Private Network communications service between the major communities in Alaska, and the remaining United States and foreign countries.  Our message toll services include intrastate, interstate and international direct dial, toll-free 800, 888, 877 and 866 services, our calling card, operator and enhanced conference calling, frame relay, SDN, ISDN technology based services, as well as terminating northbound MTS traffic for MCI, Sprint Nextel and several large resellers who do not have facilities of their own in Alaska.  We also provide origination of southbound calling card and toll-free 800, 888, 877 and 866 toll services for MCI, Sprint Nextel, and other IXCs.  We offer our message services to commercial, residential, and government subscribers.  Subscribers generally may cancel service at any time.  Toll, Private Line and Private Network, and related services account for approximately 42.6%, 42.4%, and 45.9% of our 2005, 2004 and 2003 revenues, respectively.  Private Line and Private Network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location.

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

We use SONET as a service delivery method for our terrestrial metropolitan area networks as well as our long-haul terrestrial and undersea fiber optic cable networks.  As of December 31, 2005 we have completed interconnection of approximately 182 businesses and collocation facilities within the

Anchorage, Juneau and Fairbanks metropolitan areas, as well as the 800-mile long TransAlaska Pipeline System right of way that connects Valdez to Prudhoe Bay, Alaska.  We currently connect Anchorage, Whittier, Juneau and Seattle through our AULP East undersea fiber network.  We use SONET-based next generation multi-service nodes for purposes of delivering traditional time division multiplex services (at DS-0, DS-1 and DS-3 data rates) as well as next generation services, such as optical OC-n and Ethernet.  We have expanded our digital cross-connect capacity through the addition of three large 3:1 cross connects located in Anchorage and Seattle.

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

Two additional earth stations in McGrath and Yakutat, Alaska were placed into service in 2005.

We use our DAMA facilities to serve 60 additional locations throughout Alaska.  DAMA is a digital satellite earth station technology that allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality.  In 1996, we obtained the necessary RCA and FCC approvals waiving prohibitions against construction of competitive facilities in certain rural Alaska communities, allowing for deployment of DAMA technology in 56 sites in rural Alaska on a demonstration basis.  These prohibitions were removed by the FCC in 2003 allowing us to begin deploying earth stations in more locations in Alaska.  In addition, 69 (for a total of 129) C-band facilities provide dedicated Internet access, Telehealth and Private Network services to rural public schools, hospitals, health clinics, and natural resource development industries throughout Alaska.  Our Network of 83 Ku- band facilities provide dedicated Internet access, Telehealth and private network services to rural public schools, hospitals, health clinics, and natural resource development industries throughout Alaska, and in 10 locations in the Lower 48 States.

Our Anchorage, Fairbanks, and Juneau distribution centers contain electronic switches to route calls to and from local exchange companies and, in Seattle, to obtain access to MCI, Sprint Nextel and other carriers to distribute our southbound traffic to the remaining 49 states and international destinations.  In Anchorage, a Lucent Technologies Inc. (“Lucent”) 5ESS digital host switch at our south Anchorage distribution center is connected by fiber to seven remote facilities that are collocated in or adjacent to the ILEC switching centers, to provide both local and long-distance service.  A second 5ESS switch in our Anchorage distribution center provides toll tandem service.  Our extensive metropolitan area fiber network in Anchorage supports cable television, Internet and telephony services.  The Anchorage, Fairbanks, and Juneau facilities also include digital access cross-connect systems, frame relay data switches, Internet platforms, and in Anchorage and Fairbanks, collocation facilities for interconnecting and hosting equipment for other carriers.  We also maintain an operator and customer service center in Wasilla, Alaska.

We have constructed a switching center and ILEC collocation offices in Fairbanks, and have installed a Lucent switch to enable the provisioning of local telephone access services in that market.  Intrastate toll traffic originating in Fairbanks is routed to Anchorage and interstate toll traffic is routed to Seattle.

We utilize a Lucent switch in our Juneau distribution center and DLC equipment at collocation facilities at two of the Juneau ILEC central offices to provide local services to the Juneau market.  Our collocation facilities enable UNE loop access to a portion of the Juneau ILEC’s loop facilities.

We own and use two Lucent 5ESS switches in Anchorage and Seattle as toll tandem switches.  The Anchorage switch serves as our primary long distance switch in Alaska, enabling additional network efficiencies.

Our operator services traffic is processed by an integrated services platform that also hosts answering services, directory assistance, and internal conferencing services.

We employ satellite transmission for rural intrastate and interstate traffic and certain other major routes.  We acquired satellite transponders on PanAmSat Corporation (“PanAmSat”) Galaxy XR satellite in March 2000 to meet our long-term satellite capacity requirements.  We further augmented capacity on Galaxy XR with the lease of a seventh C-band transponder in October, 2002.

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

We employ a packet data satellite transmission technology for the efficient transport of broadband data in support of our rural health and SchoolAccess® initiatives.  We expect to further expand this network during 2006.  An upgrade of the packet data satellite transmission equipment to a more bandwidth efficient modulation scheme was completed during the second quarter of 2005.  In addition, our SchoolAccess® and rural wireless Internet service is partially provisioned over a satellite based digital video broadcast carrier that was converted to a more efficient modulation scheme during the second quarter of 2005.  These projects reduce the requirement for new satellite transponder bandwidth to support expected growth in rural health, distance learning and rural Internet services.

Emerging technology that facilitates more efficient transport of fixed assigned point-to-point satellite transmissions became available during the third quarter of 2005.  This technology allows fixed point-to-point transmissions between two earth stations to transmit at the same frequency.  Successful implementation of this new technology will reduce the requirement for new satellite bandwidth to meet our needs as expected growth in demand for our services occurs.  We are planning the use of this new technology to further increase the efficiency of bandwidth utilization for a portion of our satellite network.

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

Customers.  We had approximately 85,300, 91,300, and 85,600 active Alaska long-distance message telephone service subscribers at December 31, 2005, 2004 and 2003, respectively.  Approximately 10,200, 11,200 and 11,300 of these were business and government users at December 31, 2005, 2004 and 2003, respectively, and the remainder were residential customers.

The 2005 decreases are primarily due to the following:

•                  A decrease in the total number of long-distance services subscribers in the market resulting from customers substituting cellular phone, prepaid calling card, VoIP and email usage for direct dial minutes,

•                  A seasonal decrease in the number of customers with calling activity in 2005.  The seasonal decrease was mitigated in 2004 by customers’ enrollment in a certain calling plan, and

•                  Non-revenue affecting adjustments to our customer database resulting from the implementation of a new customer service and provisioning information system.

The 2004 increase in our total customer count was primarily attributed to our successful efforts to acquire and retain customers due to popular product bundle offerings.  The 2004 decrease in our business and government customer counts were primarily attributed to continuing competitive pressures in Anchorage and other markets we serve.  Message telephone service revenues (excluding operator services and Private Line revenues) averaged approximately $10.4 million per month during 2005.

Equal access conversions have been completed in all communities where we serve with owned facilities.  Equal access is in progress in several small communities where we are expanding our owned facilities.  We estimate that we carry greater than 50% of combined business and residential traffic as a statewide average for both originating interstate and intrastate message telephone service.

A summary of our switched long-distance message telephone service traffic (in minutes) follows:

	Interstate Minutes			Inter-	Combined Interstate and Inter-	Intra-
For Quarter ended	South- bound	North- bound	Calling Card	national Minutes	national Minutes	state Minutes	Total Minutes
	(Amounts in thousands)
March 31, 2003	132,172	78,882	1,186	1,487	213,727	45,345	259,072
June 30, 2003	142,333	83,749	1,107	1,508	228,697	52,489	281,186
September 30, 2003	159,439	96,512	1,055	1,514	258,520	55,918	314,438
December 31, 2003	144,829	107,620	1,013	1,546	255,008	49,553	304,561
Total 2003	578,773	366,763	4,361	6,055	955,952	203,305	1,159,257

March 31, 2004	149,354	94,845	909	1,685	246,793	54,629	301,422
June 30, 2004	150,804	83,268	820	1,755	236,647	57,140	293,787
September 30, 2004	164,019	82,190	767	1,776	248,752	62,055	310,807
December 31, 2004	147,487	86,285	744	1,713	236,229	54,839	291,068
Total 2004	611,664	346,588	3,240	6,929	968,421	228,663	1,197,084

March 31, 2005	146,322	75,304	679	1,884	224,189	78,332	302,521
June 30, 2005	163,287	85,765	604	1,920	251,576	96,157	347,733
September 30, 2005	178,301	94,142	530	1,901	274,874	101,718	376,592
December 31, 2005	155,838	99,407	548	1,805	257,598	90,550	348,148
Total 2005	643,748	354,618	2,361	7,510	1,008,237	366,757	1,374,994

All minutes data were taken from our internal billing statistics reports.

We entered into a significant business relationship with MCI in 1993 that included the following agreements, among others.

•                  We agreed to terminate all Alaska-bound MCI long-distance traffic and MCI agreed to terminate our long-distance traffic terminating in the Lower 49 States excluding Washington, Oregon and Hawaii.

•                  The parties agreed to share certain communications network resources and various marketing, engineering and operating resources. We also carry MCI’s 800, 888, 877 and 866 traffic originating in Alaska and terminating in the Lower 49 States and handle traffic for MCI’s calling card customers when they are traveling in Alaska.

Concurrently with these agreements, MCI purchased approximately 31% of GCI’s Common Stock and presently two representatives serve on our Board. In conjunction with our acquisition of cable television companies in 1996, MCI purchased an additional two million shares at a premium to the then current market price for $13 million or $6.50 per share. MCI sold 4.5 million shares of GCI Class A common stock in 2002. On December 7, 2004 we repurchased 3,751,509 of our Class A common shares at $8.33 per share and $10 million face value of our Series C Preferred Stock from MCI. The aggregate amount of the equity repurchase totaled $41.3 million. At December 31, 2005, MCI owns approximately 2.1% of GCI’s Common Stock.

Revenues attributed to MCI’s message telephone traffic from these agreements (excluding Private Line and other revenues) in 2005, 2004 and 2003 totaled $55.3 million, $52.8 million and $57.8 million, or 12.5%, 12.4% and 14.8% of total revenues, respectively. The contract was amended in January 2005, extending its term to December 2009, with five, one year automatic extensions thereafter. The amendment reduced the rate to be charged by us for certain traffic over the extended term of the contract.

On July 21, 2002 MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. Chapter 11 allows a company to continue operating in the ordinary course of business in order to maximize recovery for the company’s creditors and shareholders. On July 24, 2003, our contract to provide interstate and intrastate long-distance services to MCI was extended for a minimum of five years to July 2008. The agreement sets the terms and conditions under which we originate and terminate certain types of long-distance and data services in Alaska on MCI’s behalf. In exchange for extending the term of this exclusive contract, MCI will receive a series of rate reductions implemented in phases over the life of the contract. On October 31, 2003, MCI’s reorganization plan was approved by the United States Bankruptcy Court and MCI emerged from bankruptcy protection on April 20, 2004. On February 19, 2005 MCI entered into a new five-year contract with us to originate and terminate all of their Alaska traffic with rates that comply with new federal legislation. These rates will be reduced 3% annually for the next four years pursuant to such legislation.

On January 6, 2006 Verizon announced the completion and closing of its merger with MCI. We are unable to predict the impact that the merger with MCI will have upon us in the long-term, however given the materiality of MCI’s revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

With the contracts and amendment described above, we believe that Verizon, our largest customer, will continue to make use of our services during the extended term. MCI was a major customer of our long-distance services industry segment through 2005.

Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to our carrier customers by their customers. Pricing pressures, new program offerings, revised business plans, and market consolidation continue to evolve in the markets served by our carrier customers. If, as a result, their traffic is reduced, or if their competitors’ costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and we may have to respond to competitive pressures, consistent with federal law. We are unable to predict the effect of such changes on our business; however the loss of MCI as a customer, a material adverse change in our relationships with them, or a material loss of or reduction in their long-distance customers would have a material adverse effect on our financial position, results of operations or liquidity.

We provide various services to Dobson, Sprint Nextel, the State of Alaska, BP Alaska, Wells Fargo Bank Alaska, First National Bank of Alaska, and Alyeska Pipeline Service Company. Although these customers do not meet the threshold for classification as major customers, we do derive significant revenues and operating income from them. The loss of one or more of these customers or a material adverse change in our relationships with them could have a material adverse effect on our financial position, results of operations or liquidity. There are no other individual customers, the loss of which would have a material impact on our revenues or operating income.

We provided broadband, IP Data, Private Line and Private Network communications products and services, including SchoolAccess® and rural health Private Line facilities, to 403 commercial and government customers at the end of 2005. These products and services generated approximately 16.3%, 17.2% and 15.9% of total revenues during the years ended December 31, 2005, 2004 and 2003, respectively. Broadband services results, including SchoolAccess® and rural health, are included in the All Other category in the Consolidated Financial Statements included in Part IV of this report.

Although we have several agreements to facilitate the origination and termination of international toll traffic, we have neither foreign operations nor export sales. See “Part I – Item 1 – Business – Financial Information about our Foreign and Domestic Operations and Export Sales” for more information.

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

Historically, we have competed in the long-distance market by offering discounts from rates charged by our competitors and by providing desirable packages of services. Our favorable rate differential has been eroded in recent years due to lowering of prices by AT&T Alascom and entry of other competitors into the long-distance markets we serve. In addition, our competitors have also begun to offer their own packages of services. If competitors lower their rates further or develop more attractive packages of services, we may be forced to reduce our rates or add additional services, which would have a material adverse effect on our financial position, results of operations or liquidity.

Under the terms of the acquisition of Alascom by AT&T Inc., which were retained in the subsequent acquisition of AT&T by SBC, AT&T Alascom rates and services must mirror those offered by AT&T Inc., so changes in AT&T Inc. prices indirectly affect our rates and services. AT&T Inc.’s and AT&T Alascom’s interstate prices are regulated under a price cap plan whereby their rate of return is not regulated or restricted. Price increases by AT&T Inc. and AT&T Alascom generally improve our ability to raise prices while price decreases pressure us to follow. We believe we have, so far, successfully adjusted our pricing and marketing strategies to respond to AT&T Inc. and other competitors’ pricing practices. However, if competitors significantly lower their rates, we may be forced to reduce our rates, which could have a material adverse effect on our financial position, results of operations or liquidity.

On January 31, 2005 SBC and AT&T announced an agreement for SBC to acquire AT&T. The acquisition closed on November 18, 2005. AT&T shareholders received total consideration valued at $19.71 per share, or approximately $16 billion.

ACS and other LECs have entered the interstate and international long-distance market, and pursuant to RCA authorization, entered the intrastate long-distance market. ACS and other LECs generally lease or buy long-haul capacity on long-distance carriers’ facilities to provide their interstate and intrastate long-distance services.

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

Wireless local number portability was enforced in November 2003. Consumers can now retain the same phone number as they change service providers allowing for interchangeable and portable fixed-line and wireless numbers. Some consumers now use wireless service as their primary voice phone service for local and long-distance calling.

VoIP is becoming more widely accepted as an alternative to wireline and wireless phone service. Strategy Analysis reported that VoIP subscribers in the United States were expected to grow from 3.3 million in February 2005 to over 5 million by the end of 2005. In-stat, a provider of research and consulting services, estimates that total worldwide VoIP cable telephony subscriber households will reach almost 7 million by the end of 2006. The Telecommunication Industry Association estimates that VoIP subscribers will grow to 26 million by 2008.

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

During the last 50 years, the cable television industry has experienced extensive growth and transformation. From initially offering clear reception of broadcast stations, cable has grown into a broadband provider of video, Internet and voice telephone services, expanding from analog technology to an increasingly digital platform. The NCTA reports that more than 27 million U.S. cable customers were reported to have subscribed to digital cable television service at the end of the third quarter of 2005. Kagan Research forecasts that growth will climb to approximately 31 million by the end of 2006.

The 1996 Telecom Act enabled cable television operators to undertake a multiyear upgrade of cable system infrastructure and lead in the transition from an analog platform to a broadband digital platform. Industry progress was made in 2005 to further deploy HDTV, video-on-demand, interactive and other new consumer-driven services that rely on the broadband digital platform.

Cable television operators and programmers began providing HDTV services in 2002. HDTV has been described by some analysts as the most dramatic change for viewers since the introduction of color television. The NCTA reports that as of December 2005, 96 million U.S. television households were passed by a cable system that offered HDTV, a growth of 151% since January 1, 2003, when HDTV was available to 37.5 million households. In addition, the amount of cable HDTV programming increased steadily, and now comes from a broader programming services group.

The NCTA reported that in December 2002, the consumer electronics and cable industries reached agreement on standards for the creation of digital cable ready equipment for the home. The FCC approved those standards in September 2003 and new sets are readily available in retail outlets that allow for one-way services. However, this first generation of standards does not address interactive two-way services, including, among other things, pay-per-view programming, video-on-demand, interactive program guides, interactive gaming, and interactive retailing. Customers must still use set-top boxes to receive those services.

Kagan Research estimates that 110.8 million occupied homes were passed by cable plant in January 2006. The FCC reports that the cable industry has upgraded more than 91% of its plant to 750MHz capacity or higher. The NCTA reported that more than 105 million households were reported to have been passed by activated two-way plant at the end of 2004. Industry analysts forecast that more than 116 million households will be passed by activated two-way plant by the end of 2006. These upgrades position cable companies to compete more effectively with their DBS competitors.

The growth of DBS is still, in part, attributable to the authority granted to DBS operators to distribute local broadcast television stations in their local markets by the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”). In November 2004, the U.S. Congress passed a five-year extension of the SHVIA, which allows DBS operators to retransmit distant broadcast TV signals to underserved areas. Continued DBS subscriber growth is expected as local programming is offered in more markets. The FCC reports that DBS continues to increase its share of the MVPD market, while other MVPD providers continue to experience losses in market share.

Kagan Research reports that while the number of basic cable TV subscribers remained flat in 2005, digital cable TV subscribers grew 21 percent from 22.9 million subscribers in the first quarter of 2004 to 27.6 million subscribers by the third quarter of 2005.

Analysts believe that cable TV subscriber growth in the future may result from cable television operators’ ability to attract new subscribers to their traditional analog video services, and from ongoing deployments of digital video, video-on-demand, voice, and high-speed data services. Analysts believe that expanded digital services allow cable operators to differentiate their services from competing telecommunications and pay-TV service providers.

As a converged platform, cable is a viable competitive alternative outside its traditional video space, not only in the broadband space as a competitor with technology such as DSL, but also in traditional telephony services as voice becomes another application that is carried on data centric networks.

The most significant convergence of service offerings over cable plant continues to be the pairing of Internet service with other service offerings. Cable operators continue to build-out the broadband infrastructure that permits them to offer high-speed Internet access. The most popular way to access the Internet over cable is still through the use of a cable modem and personal computer. Virtually all of the major multiple system operators offer Internet access via cable modems in portions of their service areas. Like cable, the DBS industry is developing ways to bring advanced services to their customers. Many multichannel multipoint distribution service and private cable operators also offer Internet access services. In addition, broadband services providers continue to build advanced systems specifically to offer a bundle of services, including video, voice, and high-speed Internet access. We currently offer high-speed cable modem access in Anchorage, Barrow, Bethel, Cordova, Juneau, Eielson Air Force Base, Elmendorf Air Force Base, Fairbanks, Fort Richardson, Fort Wainwright, Homer, Kenai, Kodiak, Ketchikan, Nome, North Pole, Palmer, Petersburg, Seward, Sitka, Soldotna, Wasilla, Wrangell, and Valdez.

The cable industry has expanded its competitive offerings to include business and residential telephone services delivered over its fiber optic infrastructure. Cable-delivered telephone service is a natural extension of a network already capable of delivering digital and broadband services and products. Once upgraded to a two-way capability, a cable system can offer telephone service over the same cable line that already carries digital video, high speed Internet, and other advanced services to consumers. Cable operators are beginning to deploy VoIP telephony in addition to circuit-switched telephony offerings. Circuit-switched service requires large capital expenditures for switching equipment in addition to facility upgrades. VoIP is more modular and does not require the large upfront cost needed to deploy circuit-switched service. VoIP utilizes the data path already built, and allows for easy software changes and additions to service packages including innovative combinations of voice, data, and fax services. VoIP is already beginning to play a significant role in the extension of practically unlimited long distance calling. There are a number of VoIP providers operating today; among the more prominent are Vonage Holdings Corp., SkypeTM, AT&T, Google Inc., and SunRocket, Inc. The NCTA reports that cable-delivered residential telephone service subscribers in the United States totaled an estimated 3.5 million through the first quarter of 2005.

With digital transmissions and compression, cable operators are better able to offer a variety and quality of channels to rival DBS and video-on-demand. In 2000 we installed a commercial version of video-on-demand for the Anchorage hotel market and we are evaluating the feasibility of deploying a video-on-demand technology in the residential market. With this service, customers can access a wide selection of movies and other programming at any time, with digital picture quality. This is especially critical in light of recent pay-per-view developments. Pay-per-view providers are reducing the number of transponders as they migrate more quickly to serving the industry’s video-on-demand needs. Our pay-per-view movie platform for general films and events has decreased from 22 channels in November 2005 to six channels in February 2006.

The NCTA estimated 2005 total cable industry revenue reached $69.5 billion, an approximate 35.5% increase from $51.3 billion in 2003. Operators face constant pressure to keep rate increases at a minimum. According to calculations by Kagan Research in July of 2005 the average monthly rate for basic cable services rose from $38.14 to $39.63, a 3.9% from 2004. Over the past several years, the FCC reports that operators have averaged annual rate increases in the 5% range. The FCC reports that cable operators attributed rate increases to increased programming costs, an increase in the number of video and non-video services offered, system upgrades, and general inflationary pressures. The escalation of programming costs continues to adversely impact the economics of cable operators. Programming costs are reported to be the largest cost item for major system operators and the fastest growing operating cost item for most. The NCTA reported that, on the basis of financial data supplied to them by nine cable operators, they found that these operators’ yearly programming expenses, in the years from 2000 to end of 2004, increased by over 60% from $9.13 million to $14.65 million.

Kagan Research estimates that cable penetration of TV households totaled 58.7% at December 31, 2005. Our overall average penetration of residential homes passed was 56.0% at December 31, 2005.

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

See “Part I – Item I – Business – Regulation, Franchise Authorizations and Tariffs – Cable Services” for more information.

General. We are the largest operator of cable systems in Alaska, serving approximately 137,000 residential, commercial and government basic subscribers at December 31, 2005. Our cable television systems serve 40 communities and areas in Alaska, including the state’s four largest urban areas, Anchorage, Fairbanks, the Mat-Su Valley and Juneau. Our statewide cable systems consist of 2,369 miles of installed cable plant having 450 to 625 MHz of channel capacity.

Products. Programming services offered to our cable television systems subscribers differ by system. The following information describes our service offerings as of December 31, 2005.

Anchorage and Mat-Su Valley system. The Anchorage and Mat-Su Valley system, which is located in the urban center for Alaska, offers a basic analog service that includes approximately 19 channels and a fully addressable digitally delivered expanded basic service with 55 video programming channels and 47 digital music channels. This system also carries three digital tiers totaling 44 channels, four HD channels with the rental of an HD set-top converter, a five channel HD tier, digital video recorders, and over 75 channels of premium (including two foreign language channels and five HD channels) and pay-per-view products. Commercial subscribers such as hospitals, hotels and motels are charged negotiated monthly service fees. Apartment and other multi-unit dwelling complexes can receive service at a negotiated bulk rate with the opportunity for additional services on a tenant-pay basis.

Fairbanks system. This system offers a basic analog service with 16 channels and a fully addressable digitally delivered expanded basic service with 53 channels. This system also carries three digital tiers totaling 35 channels, three HD channels with the rental of an HD set-top converter, a five channel HD tier, digital video recorders, and over 75 channels of premium (including two foreign language channels and five HD channels) and pay-per-view products.

Juneau, Kenai, Ketchikan, and Soldotna systems. These systems offer a basic analog service with 13 to 18 channels and an additional analog tier (analog and digital delivery technologies are used in Ketchikan) with 41 to 48 channels. These systems also carry a digital programming tier with 18 to 30 special interest channels, 47 channels of digital music, and over 50 channels of digitally delivered premium and pay-per-view products.

Sitka System. This location offers an advanced analog service with a 17 channel basic service, a 43 channel expanded basic service, eight channels of premium service (including one foreign language channel), five channels of pay-per-view and 31 music channels.

Barrow, Bethel, Cordova, Kodiak, Kotzebue, Nome, Petersburg, Seward, Valdez and Wrangell systems. These systems offer a basic analog service with 12 to 15 channels and an additional analog tier (analog and digital delivery technologies are used in Kodiak) with 35 to 41 channels. These systems also carry 47 channels of digital music and over 56 channels of digitally delivered premium and pay-per-view products.

Facilities. Our cable television businesses are located in Alpine, Anchorage, Barrow, Bethel, Browerville, Chugiak, Cordova, Douglas, Eagle River, Eielson AFB, Elmendorf AFB, Fairbanks, Fort Greely, Fort Richardson, Fort Wainwright, Homer, Juneau, Kachemak, Kenai, Ketchikan, Kodiak, Kodiak Coast Guard Air Station, Kotzebue, Kuparuk, Mount Edgecombe, Nome, North Pole, Palmer, Petersburg, Peters Creek, Prudhoe Bay, Ridgeway, Saxman, Seward, Sitka, Soldotna, Valdez, Ward Cove, Wasilla, and Wrangell, Alaska. Our facilities include cable plant and head-end distribution equipment. Certain of our head-end distribution centers are collocated with customer service, sales and administrative offices.

Customers. Our cable systems passed approximately 215,000, 207,200 and 202,200 homes at December 31, 2005, 2004 and 2003, respectively, and served approximately 137,000, 134,700 and 134,400 basic subscribers at December 31, 2005, 2004 and 2003, respectively. Revenues derived from cable television services totaled $105.3 million, $101.4 million and $96.0 million in 2005, 2004 and 2003, respectively, representing approximately 23.8%, 23.9% and 24.6% of our total revenues in 2005, 2004 and 2003, respectively.

Competition. The 1996 Telecom Act removed barriers to telephone company or LEC entry into the video marketplace to facilitate competition between incumbent cable operators and telephone companies. At the time of the 1996 Telecom Act, it was expected that LECs would compete in the video delivery market and that cable operators would provide local telephone exchange service. One of the largest ILECs in Alaska has begun to offer video via IP technology, and another has announced plans to begin to offer the service. A few smaller LECs continue to offer, or are preparing to offer, multi-channel video programming distribution.

We believe our greatest source of competition comes from the DBS industry. Two major companies, DirecTV and Echostar are currently offering nationwide high-power DBS services. In the past, the majority of Alaska DBS subscribers were required to bear the cost of and install larger satellite dishes (generally three to six feet in diameter) because of the weaker satellite signals available in northern latitudes, particularly in communities surrounding, and north of, Fairbanks. In addition, the satellites had a relatively low altitude above the horizon when viewed from Alaska, making their signals subject to interference from mountains, buildings and other structures. Satellite placements have provided Alaska and Hawaii residents with a DBS package that requires a smaller satellite dish (typically 18 inches); however, a second larger dish is required if the subscriber wants to receive a channel line-up similar to that provided by our cable systems with HD programming. In addition to the dish and equipment cost deterrents, DBS signals are subject to degradation from atmospheric conditions such as rain and snow.

Our cable television systems face competition from alternative methods of receiving and distributing television signals, including digital video service over telephone lines, broadband IP based services, wireless and SMATV systems, and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services, Internet services and home video products, including videotape cassette and video disks. Our cable television systems also face competition from potential overbuilds of our existing cable systems by other cable television operators and municipally owned cable systems.

Several ILECs in the Lower 48 and the largest ILEC in Alaska have engaged in marketing arrangements to provide DBS services along with local telephone and other services. Similar arrangements could be extended to other ILECs in the markets we serve in Alaska. In December, 2005 DirecTV launched a new satellite, permitting them to transmit a stronger signal and deliver local network programming in certain communities in Alaska. They now join EchoStar which in 2003 launched Anchorage local network programming for an additional fee. We will continue to strive to compete effectively by providing, at reasonable prices and in competitive bundles, a greater variety of communication services than are available off-air or through other alternative delivery sources. Additionally, we believe we offer superior technical performance and responsive community-based customer service.

In November 2003, the ILEC in the Mat-Su Valley launched digital video service over telephone lines in limited areas. Its product offerings and price points are similar to our product offerings. The ILEC in Ketchikan has indicated its intent to launch a similar service in early 2006.

Competitive forces will be counteracted by offering expanded programming through digital services and by providing high-speed data services. System upgrades have been completed to make our systems reverse activated, providing the necessary infrastructure to offer cable modem service to greater than 99% of our homes passed. Digital delivery technology is being utilized in all but one of our systems. In 2002, seven-year retransmission agreements were signed with Anchorage broadcasters. These agreements provide for the uplink/downlink of their signals into all our systems, and local programming for our customers.

High-speed data access competition takes two primary forms: cable modem access service and DSL service. Wireless services are also becoming more prevalent. DSL service provides Internet access to subscribers at data transmission speeds similar to cable modems over traditional telephone lines. Numerous companies, including telephone companies, have introduced DSL service, and certain telephone companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. Wireless, both from a fixed and mobile implementation, is becoming more available. Fixed wireless providers are using newer technologies to deliver broadband to subscribers. In 2005, ClearWire Corporation entered the Anchorage market providing wireless Internet access at downlink speeds up to 1.5 Mbps.

Wireless vendors in Anchorage continue to compete for broadband subscribers. In locations in the Lower 49 States, public organizations such as municipalities and education organizations have begun implementing mobile wireless broadband over specific geographic areas such as parks, campuses and major downtown business areas. Companies in the Lower 49 States, including telephone companies and ISPs, have asked local, state and federal governments to mandate that cable communications systems operators provide capacity on their cable infrastructure, so these companies and others may deliver Internet services directly to customers over cable facilities. The FCC determined in March 2002 that cable system operators will not be required to provide such “open access” to others. See “Part I – Item 1 – Business – Regulation, Franchise Authorizations and Tariffs – Cable Services” for more information.

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

Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act gives local franchising authorities jurisdiction over basic cable service rates and equipment in the absence of “effective competition,” prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems. Well-financed businesses from outside the cable industry (such as the public utilities that own certain of the poles on which cable is attached) may become competitors for franchises or providers of competing services.

On December 30, 2004, we applied to the Regulatory Commission of Alaska to amend our certificates of convenience and public necessity to include areas where population growth has occurred and is likely to occur over the next five years. On April 8, 2005, the RCA granted the amendments to our certificates. The service area changes are in Anchorage, Bethel, Cordova, Fairbanks, Homer, Juneau-Douglas, Kenai, Soldotna, Sterling, Ketchikan, Kodiak, Kotzebue, Nome, Palmer-Wasilla, Petersburg, Seward, Sitka, Valdez and Wrangell.

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

Local Access Services

Industry. The FCC reported that there are approximately 1,300 companies that have historically provided local telephone service in the Unites States. The FCC further reports that end-user customers in the U.S. obtained local service as of December 31, 2004 by means of 145 million ILEC switched access lines and 33 million CLEC switched access lines.

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

The FCC further reported that approximately 60% of reported CLEC switched access lines serve residential and small business customers, compared to approximately 77% of ILEC lines. CLECs reported 15% of total residential and small business switched access lines, and 29% of the total medium and large business, institutional, and government customer access lines.

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

The FCC reported that ILECs provided 3% fewer UNE loops with switching to unaffiliated customers at the end of December 2004 than they reported six months earlier, and 3% fewer UNE loops without switching during the same period.

The FCC reports that at December 31, 2004 in the U.S., local telephone service was provided by CLECs to over 3.7 million coaxial cable connections, which constituted approximately 44% of the 8.5 million switched access lines provided by CLECs over their own local loop facilities.

In-stat estimates that worldwide cable telephony service revenues rose from $4.5 billion in 2004 to $5.6 billion in 2005, and projects revenues to reach $10 billion by 2009. During 2005 cable telephony deployments in the U.S. began to trend more heavily toward IP-based (both circuit-switched and non circuit-switched) technologies as more operators overcame technology platform integration and service deployment issues. The majority of cable-telephony subscribers reportedly rely on circuit-switched technology, however non circuit-switched technology is becoming increasingly popular due to expected provisioning cost savings as compared to circuit-switched technology. In-stat estimates that total worldwide VoIP cable telephony subscriber households will reach almost 7 million by the end of 2006. Cable telephony services continue to expand as cable television operators expand their bundled offerings of video, data, and voice into more markets. A significant driver for cable telephony is the bundling of telephony services with existing digital video and high-speed data services. We began deploying a cable telephony solution in the second quarter of 2004 that meets our needs and we believe meets the needs of our customers.

The communications industry has been burdened by regulatory uncertainty as a result of successive court reversals of the FCC’s core local competition rules. In response to such court reversals and to remove uncertainty, the FCC adopted new rules for network unbundling obligations of ILECs in February 2005. See “Part I – Item I – Business – Regulation, Franchise Authorizations and Tariffs – Communications Operations” below for more information.

General. Our local exchange and exchange access services (“local access services”) segment entered the local services market in Anchorage in 1997, providing services to residential, commercial, and government users. At December 31, 2005 we could access approximately 94%, 71% and 48% of Anchorage, Fairbanks, and Juneau area local loops, respectively, from our collocated remote facilities and DLC installations, excluding Wainwright and Eielson areas.

Products. Our own DLPS facilities and collocated remote facilities that access the ILEC’s unbundled network element loops allow us to offer full featured local service products to both residential and commercial customers, and provide Private Line service products to commercial customers. In areas where we do not have our own DLPS facilities or access to ILEC loop facilities, we offer service using total service resale of the ILEC’s local service in Anchorage, and either total service resale or UNE platform in Fairbanks and Juneau.

Our package offerings are competitively priced and include popular features, such as the following:

•	Enhanced call waiting
•	Caller ID on call waiting
•	Anonymous call rejection
•	Call forward busy
•	Enhanced call waiting
•	Follow me call
•	Multi-distinctive ring
•	Selective call forwarding
•	Selective call rejection
•	Speed calling
•	Voice mail
•	Non-listed number
•	Caller ID
•	Free caller ID box
•	Call forwarding
•	Call forward no answer
•	Fixed call forwarding
•	Intercom service forwarding
•	Per line blocking
•	Selective call acceptance
•	Selective distinctive alert
•	Three way calling
•	Inside wire repair plan
•	Non-published number

Facilities. In Anchorage we utilize a centrally located Lucent 5ESS host switching system, have collocated six remote facilities adjacent to or within the ILEC’s local switching offices to access unbundled loop network elements, and have installed a DLC system adjacent to a smaller, seventh ILEC wire center for access to unbundled loop network elements. Remote and DLC facilities are interconnected to the host switch via our diversely routed fiber optic links. Additionally, we provide our own facilities-based services to many of Anchorage’s larger business customers through expansion and deployment of SONET fiber transmission facilities, DLC facilities, and leased HDSL and T-1 facilities.

In April 2004 we successfully launched our DLPS deployment utilizing our Anchorage coaxial cable facilities. This delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC. To ensure the necessary equipment is available to us we have committed to purchase a certain number of broadband multi-media terminal adapters and other vendor equipment.

In Fairbanks and Juneau we employ Lucent Distinctive Remote Module switching systems (5ESS) and have collocated DLC systems adjacent to the ILEC’s local switching office and within the ILEC’s wire center to access unbundled loop network elements.

Customers. We had approximately 112,900, 112,100 and 106,100 local lines in service from Anchorage, Fairbanks, and Juneau, Alaska subscribers at December 31, 2005, 2004 and 2003, respectively. We began providing local access services in Fairbanks in 2001 and in Juneau in 2002. The 2005 line count consists of approximately 61% residential access lines and 36% business access lines, including 3% Internet service provider access lines. We ended 2005 with market share gains in substantially all market segments.

Revenues derived from local access services in 2005, 2004 and 2003 totaled $51.5 million, $47.0 million and $39.0 million, respectively, representing approximately 11.6%, 11.1% and 10.0% of our total revenues in 2005, 2004 and 2003, respectively.

Competition. In the local access services market the 1996 Telecom Act, judicial decisions, state and federal legislative and regulatory developments, and new technologies have increased the overall likelihood that barriers to local telephone competition will be reduced or removed. These initiatives include requirements that ILECs negotiate with entities, including us, to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the ILEC.

Wireless local number portability was enforced in November 2003. Consumers can now retain the same phone number as they change service providers allowing for interchangeable and portable fixed-line and wireless numbers. Some consumers now use wireless service as their primary voice phone service for local and long-distance calling.

The 1996 Telecom Act also provides ILECs with new competitive opportunities. We believe that we have certain advantages over these companies in providing communications services, including awareness by Alaskan customers of the GCI brand-name, our facilities-based communications network, and our prior experience in, and knowledge of, the Alaskan market.

Data obtained from the RCA indicates that there are 23 ILECs and 17 CLECs certified to operate in the State of Alaska. We compete against ACS, the ILEC in Anchorage, Juneau and Fairbanks. We also compete against AT&T Alascom in the Anchorage, Juneau and Fairbanks service areas. AT&T Alascom offers local exchange service only to residential customers through total service resale.

ACS, through subsidiary companies, provides local telephone services in Fairbanks and Juneau, Alaska. These ACS subsidiaries were classified as Rural Telephone Companies under the 1996 Telecom Act, which entitled them to an exemption of certain material interconnection terms of the 1996 Telecom Act, until and unless such “rural exemption” were examined and discontinued by the RCA. On October 11, 1999, the RCA issued an order terminating rural exemptions for the ACS subsidiaries operating in the Fairbanks and Juneau markets so that we could compete with these companies in the provision of local telephone service pursuant to the terms of Section 251(c) of the 1996 Telecom Act. These rural exemptions limited the obligation of the ILECs in these markets to provide us access to UNEs at rates under the pricing standard established by the FCC. ACS appealed these decisions.

On December 12, 2003, the Alaska Supreme Court issued a decision in which it reversed the RCA’s rural exemption decision on the procedural ground that the competitor, not the incumbent, must shoulder the burden of proof. The Court remanded the matter to the RCA for reconsideration with the burden of proof assigned to us. In accordance with the Court’s ruling, the RCA re-opened the rural exemption dockets and scheduled a hearing to take place on April 19, 2004. On April 18, 2004, we and ACS entered into a comprehensive settlement that, in part, included a relinquishment by ACS of its rural exemption for Juneau and Fairbanks. In accordance with the settlement, the parties moved the RCA for a dismissal of the rural exemption inquiry, which the Commission granted on April 21, 2004.

By letter, submitted also to the RCA, on January 12, 2004, we made a bona fide request for interconnection for the purposes of local access competition with MTA, under the provisions of the 1996 Telecom Act. We submitted this request to MTA on the grounds that it waived its rural exemption under the terms of Section 251(f)(1)(C) when it launched its new video service through its wholly owned subsidiary MTA Vision, Inc. in competition with our cable television service. MTA, however, refused to comply with the negotiation and arbitration provisions under the Act claiming that it still retains a rural exemption. We filed a complaint with the RCA to resolve this dispute, and the RCA conducted a public hearing on the matter on October 20, 2004. On February 22, 2005, the RCA released a ruling that MTA’s rural exemption for the areas served by MTA Vision, Inc. had been lifted and that we could negotiate and arbitrate interconnection with MTA. We tendered a new interconnection request to MTA on February 25, 2005 and proceeded with such negotiations. Negotiations were unsuccessful and an arbitration was requested on July 15, 2005.

Following our request for arbitration, MTA filed a petition with the RCA for a suspension or modification of its Section 251(c)(3) obligation to provision unbundled network elements (UNEs) as well as its other 251(c) obligations as they related to UNEs. The petition did not affect MTA’s obligation to provide resale at wholesale rates under Section 251(c)(4). The RCA further granted a stay of the arbitration proceeding pending the outcome of MTA’s petition. On December 20, 2005 the RCA granted MTA’s petition for a three year period and arbitration as to MTA’s remaining obligations recommenced. GCI has appealed the RCA’s suspension and modification decision.

The arbitration was completed under the provisions of the 1996 Telecom Act in January 2006. On January 18, 2006 an Interconnection Agreement by arbitration was submitted to the RCA for approval. Such approval was granted on February 17, 2006. We intend to commence local service entry into the Mat-Su Valley during 2007.

On December 30, 2004, we applied to the RCA to amend GCI Cable, Inc.’s certificates to include areas where population growth has occurred and is likely to occur over the next five years. The service area changes are in Anchorage, Bethel, Cordova, Fairbanks, Homer, Juneau-Douglas, Kenai, Soldotna, Sterling, Ketchikan, Kodiak, Kotzebue, Nome, Palmer-Wasilla, Petersburg, Seward, Sitka, Valdez and Wrangell. On April 8, 2005, the RCA granted the amendment to the GCI Cable, Inc. certificate.

In January of 2005, we filed an application to amend GCC’s local telephone certificate to provide local service to the service areas of Ketchikan Public Utilities, Cordova Telephone Cooperative, Copper Valley Telephone Cooperative, Matanuska Telephone Cooperative, and the Glacier State service area, served by ACS of the Northland. To serve the entire service areas means that we were requesting to be authorized to serve all the communities within that service area. Some of these encompass many small villages and communities. In addition GCC requested certification to provide local service to the communities of Wrangell, Petersburg, Sitka, Seward, Bethel and Nome. For these communities we did not request to provide service to the entire local telephone service area, rather we requested to serve only the portion where we had cable plant.

Under Alaska State law, the RCA has six months from the time a complete application is filed to make a final decision. Upon filing a supplement to our application, this timeline commenced on March 23, 2005. On September 23, 2005, six months after our complete application was filed, the RCA issued an order granting certification where we had applied to serve the entire service area and extended its consideration of the remaining applications. The statutory deadline for the RCA to decide the remaining six locations was December 23, 2005. On December 10, the RCA requested further briefing in order to consider, under the terms of the 1996 Act, whether or not to require GCC to serve the entire service areas of the six locations. In that order, they stated they would be missing the statutory deadline and they did do so.

On January 10, 2006, on the basis of the missed deadline, GCC filed a complaint for a restraining order and declaratory ruling with the State Superior Court. A hearing on the preliminary injunction was set for Monday February 6, 2006. The RCA, however, released an order on February 2, 2006 approving the remaining amendments in our application but requiring us to serve the entire service areas of the locations for which we have applied. The complaint before the court was voluntarily withdrawn, without prejudice, by GCC on February 7, 2006.

We expect further competition in the marketplaces we serve as other companies may receive certifications. We expect further competition in business customer telephone access, Internet access, DSL and Private Line markets.

We continue to offer local exchange services to substantially all consumers in the Anchorage, Juneau and Fairbanks service areas, primarily through our own facilities and unbundled local loops leased from ACS. On September 30, 2005, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from the requirement that it provide access to unbundled network elements, and that to the extent it voluntarily did so, that the pricing provisions of the Act would not apply. GCI filed its opposition on January 9, 2006, and replies were filed on February 23, 2006. The FCC is required under statute to issue a decision by September 30, 2006, or on its own motion, in an additional 90 days. If a decision is not issued within the required timeframe, the petition is deemed granted. The ability to obtain unbundled network elements is an important element of our local exchange and exchange access services business, and the outcome of this proceeding could result in a change in our ability to access segments of the Anchorage market via the facilities of the ILEC and the cost of doing so. We cannot predict at this time the outcome of this proceeding or its impact on us; however, our net cost of providing local telephone services in Anchorage could be materially adversely affected by an adverse decision.

Our local services sales efforts continue to focus on increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sale opportunities. We sell our local services through telemarketing, direct mail advertising, up selling by our customer service personnel, and door-to-door selling.

See “Part I – Item 1 – Business – Regulation, Franchise Authorizations and Tariffs – Communications Operations” below for more information.

Internet Services

Industry. The Internet continues to expand at a significant rate. The Internet Systems Consortium reports that, worldwide, approximately 353 million web sites were hosted at the end of July 2005, an increase of 24% from 285 million at the end of July 2004. Jupiter Research reports that the number of U.S. households with a computer grew from 71.1 million in 2001 to a projected 80.8 million in 2004, which represents approximately 73% of U.S. households. Nielsen//NetRatings reports that an estimated 203.8 million Internet users existed in the U.S. in December 2005, representing approximately 68.1% of the total U.S. population.

The number of broadband Internet service users continues to grow while the number of dial-up service users continues to decrease. Nielsen NetRatings reports that more than 54% of home users subscribed to broadband Internet connections at the end of 2004. We believe high-speed Internet access will likely become the dominant access method for residential Internet users as broadband becomes more widely available, more flexibly priced, and as new kinds of entertainment, content and services emerge.

The FCC reported that high-speed lines (those that provide services at speeds exceeding 200 kbps in at least one direction) connecting homes and businesses to the Internet in the U.S. increased by 17% during the second half of 2004, from 32.5 million to 37.9 million lines, compared to a 15% increase, from 28.2 million to 32.5 million lines, during the first half of 2004. Approximately 35.3 million of the 37.9 million total lines served residential and small business subscribers, a 17% increase from the 30.1 million lines reported six months earlier.

The FCC further reported that of the 37.9 million high-speed lines, 28.9 million provided advanced services, i.e., services at speeds exceeding 200 kbps in both directions. Advanced services lines increased 23% from 23.5 million lines to 28.9 million lines during the second half of 2004. Approximately 26.4 million of the 28.9 million advanced services lines served residential and small business subscribers.

Cable modem Internet access continues to be the primary means of accessing the Internet in the United States over broadband networks. DSL service, the most significant broadband competitor to cable modem service, is being rapidly deployed. DSL providers have recognized having voice, data and video capabilities are essential for future customer growth and retention and have invested significantly in DSL architectures. Extensive expansion of fiber facilities either to the node or home by regional ILECS have begun. Analysts believe that all operators have more incentive to upgrade networks and have potentially higher returns due to the potential for new sources of revenue from digital cable, telephony and other products that are made possible from such upgrades.

The FCC reports that U.S. DSL subscribers totaled 13.8 million in December 2004. High-speed asymmetric DSL lines in service increased by 45% during 2004. Cable’s offering of high-speed Internet access was reported by the FCC to have grown 30% during 2004, to 21.4 million lines.

The FCC reports that high-speed connections to end users by means of satellite or terrestrial wireless technologies increased by 50% in the U.S. during 2004, to approximately 0.5 million. High-speed connections by means of fiber or powerline connections were reported to increase by 16%, to approximately 0.7 million.

Industry analysts believe that broadband deployment will continue to bring valuable new services to consumers and advance many other objectives, such as improving education and advancing economic opportunities. With an estimated 73 million basic cable households in the United States and an estimated 21 million households subscribing to cable modem service, broadband cable Internet access growth is expected to continue as new advanced services are deployed.

On December 3, 2004 President Bush signed into law a three-year moratorium on Internet access taxes. Analysts believe that keeping the Internet free of such taxes will create an environment for innovation and will ensure that electronic commerce will remain a vital and growing part of the economy of the United States.

See “Part I – Item I – Business – Regulation, Franchise Authorizations and Tariffs – Internet Services” below for more information.

General. Our Internet services division entered the Internet services market in 1998, providing retail services to residential, commercial, and government users and providing wholesale carrier services to other ISPs. We were the first provider in Anchorage to offer commercially available DSL products.

Products. We primarily offer three types of Internet access for residential use: dial-up, fixed wireless and high-speed cable modem Internet access. Our residential high-speed cable modem Internet service offers up to 10 Mbps access speeds as compared with up to 56 kbps access through standard copper wire dial-up modem access. Our fixed wireless product is available in 129 communities with plans to expand to 13 more in 2006. Three distinct products are offered; 56 kbps, 256 kbps, and 256 kbps for multiple computers. We provide 24-hour customer service and technical support via telephone or online. An entry-level cable modem service also offers free data transfer up to one gigabyte per month at a rate of 64 Kbps and can be connected 24-hours-a-day, 365-days-a-year, allowing for real-time information and e-mail access. This product acts as a dialup replacement and upgrade since it is always connected and provides more efficient data transfer. Cable modems use our coaxial cable plant that provides cable television service, instead of the traditional ILEC copper wire. Coaxial cable has a much greater carrying capacity than telephone copper wire and can be used to simultaneously deliver both cable television (analog or digital) and Internet access services.

At the end of 2003 we launched an initiative to increase the speed of our entry level broadband cable modem level service from 512 kbps to 1 mbps for new and current customers in Anchorage, Kenai/Soldotna and the Mat-Su Valley. The initiative was completed in September 2004. This new service level was available in Fairbanks in December of 2004 and Juneau in January 2005. In September 2005 we introduced a line of broadband products for customers with our bundled local, long distance and cable entertainment that provide much higher speeds and unlimited downloads. Additional cable modem service packages tailored to high-use residential and commercial Internet users are also available.

We currently offer several Internet service packages for commercial use: dial-up access, DSL, fixed wireless, T-1 and fractional T-1 leased line, frame relay, multi-megabit and high-speed cable modem Internet access. Our business high-speed cable modem Internet service offers access speeds ranging from 512 kbps to 2.4 Mbps, free monthly data transfers of up to 30 gigabytes and free 24-hour customer service and technical support. Our DSL offering can support speeds of up to 1.5 mbps over the same copper line used for phone service. Business services also include a personalized web page, domain name services, and e-mail.

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

Facilities. The Internet is an interconnected global public computer network of tens of thousands of packet-switched networks using the Internet protocol. The Internet is effectively a network of networks routing data throughout the world. We provide access to the Internet using a platform that includes many of the latest advancements in technology. The physical platform is concentrated in Anchorage and is extended into many remote areas of the state. Our Internet platform includes the following:

•                  Our Anchorage facilities are connected to multiple Internet access points in Seattle through multiple, diversely routed networks.

•                  We use multiple routers on each end of the circuits to control the flow of data and to provide resiliency.

•                  Our Anchorage facility consists of routers, a bank of servers that perform support and application functions, database servers providing authentication and user demographic data, layer 2 gigabit switch fabrics for intercommunications and broadband services (cable modem, wireless and DSL), and access servers for dial-in users.

•                  SchoolAccess® Internet service delivery to over 210 schools in rural Alaska and 32 schools in Montana, New Mexico and Arizona is accomplished by three variations on primary delivery systems:

•                  In communities where we have terrestrial interconnects or provide existing service over regional earth stations, we have configured intermediate distribution facilities. Schools that are within these service boundaries are connected locally to one of those facilities.

•                  In communities where we have extended communications services via our DAMA earth station program, SchoolAccess® is provided via a satellite circuit to an intermediate distribution facility at the Eagle River Earth Station.

•                  In communities or remote locations where we have not extended communications services, SchoolAccess® is provided via a dedicated (usually on premise) VSAT satellite station. The VSAT connects to an intermediate distribution facility located in Anchorage.

Our dedicated Internet access and IP data services are delivered to a router located at the service point. Our Internet management platform constantly monitors this router and continual communications are maintained with all of the core and distribution routers in the network. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance. The management platform has the capability to remotely access routers, servers and layer 2 switches, permitting changes in configuration without the need to physically be at the service point. This management platform allows us to offer outsourced network monitoring and management services to commercial businesses. Many of the largest commercial networks in the state of Alaska use this service, including the state government.

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

Customers. We had approximately 93,900, 101,600 and 95,700 total active residential and commercial Internet subscribers at December 31, 2005, 2004 and 2003, respectively. Included in these totals were approximately 77,400, 65,500 and 46,000 active residential and commercial cable modem Internet subscribers at December 31, 2005, 2004 and 2003, respectively. Revenues derived from Internet services totaled $30.0 million, $26.0 million and $19.8 million, in 2005, 2004 and 2003, respectively, representing approximately 6.8%, 6.1% and 5.1% of our total revenues in 2005, 2004 and 2003, respectively.

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

Competition. The Internet industry is highly competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, service packages, the types of services offered, the technologies used, customer service, billing services, perceived quality, reliability and availability. As of December 31, 2005, we competed with more than eight Alaska based Internet providers, and competed with other domestic, non-Alaska based providers that provide national service coverage. Several of the providers have substantially greater financial, technical and marketing resources than we do.

ACS and other Alaska telephone service providers are providing competitive high-speed DSL services over their telephone lines in direct competition with our high-speed cable modem service. DBS providers and others provide wireless high speed Internet service in competition with our high-speed cable modem services. Competitive local fixed wireless providers are providing service in certain of our markets. Clearwire Corporation has introduced a nomadic wireless product the Anchorage market based on pre-802.16 technology. It offers competitive Internet services up to 1.5 Mbps.

Niche providers in the industry, both local and national, compete with certain of our Internet service products, such as web hosting, list services and email.

Other Services

We provide other services that are not reported in the Long-Distance, Cable, Local Access or Internet Services segments. These services include Network Solutions, Broadband and wireless services, and are included in the All Other category in the Consolidated Financial Statements included in Part IV of this report.

Network Solutions. We design, sell, install, service and operate, on behalf of certain customers, communications and computer networking equipment and provide field/depot, third party, technical support, communications consulting and outsourcing services through our Network Solutions business.

We also supply integrated voice and data communications systems incorporating interstate and intrastate digital Private Lines, point-to-point and multipoint Private Network and small earth station services. Our Network Solutions revenues totaled $32.4 million, $36.9 million and $28.0 million in the years ended December 31, 2005, 2004 and 2003, respectively, or approximately 7.3%, 8.7% and 7.2% of total revenues, respectively. Presently, there are a number of competing companies in Alaska that actively sell and maintain data and voice communications systems.

Our ability to integrate communications networks and data communications equipment has allowed us to maintain our market position based on “value added” support services rather than price competition. These services are blended with other transport products into unique customer solutions, including managed services and outsourcing.

Broadband Services. Our Broadband services revenue, including our SchoolAccess® and Rural Health initiatives, totaled $28.1 million, $30.2 million and $25.2 million in the years ended December 31, 2005, 2004 and 2003, respectively, or approximately 6.3%, 7.1% and 6.4% of total revenues, respectively. Presently, there are several competing companies in Alaska that actively sell broadband services.

Our ability to provide end-to-end broadband services solutions has allowed us to maintain our market position based on “value added” products and services rather than solely based on price competition. These services are blended with other transport and software products into unique customer solutions, including SchoolAccess® and Rural Health applications such as video conferencing and unique web content services.

Cellular Services. We offer cellular services by reselling Dobson’s services. We offer wireless local access services over our own facilities, and have purchased PCS and LMDS wireless broadband licenses in FCC auctions covering markets in Alaska. Our wireless services revenue totaled $7.1 million, $3.4 million and $3.3 million in the years ended December 31, 2005, 2004 and 2003, respectively, or approximately 1.6%, 0.8% and 0.9% of total revenues, respectively.

We closed a 10-year distribution agreement with Dobson in 2004 allowing us to resell Dobson cellular services. We provide limited wireless local access and Internet services using our own facilities. We compete against Dobson, ACS, Alaska DigiTel, and resellers of those services in Anchorage and other markets. We announced on December 7, 2005 that we reached a definitive agreement to invest $29.5 million in Alaska DigiTel. In exchange for the investment, we will receive a majority equity interest in Alaska DigiTel but will not own voting control of the venture. The transaction is subject to customary closing conditions, including documentation and regulatory approvals. MTA filed a petition with the FCC against our application in February 2006. We are not able to determine at this time when the transaction will close. See “Part I – Item 1 – Business – Historical Development of our Business During the Past Fiscal Year – Alaska Digitel Acquisition” above for more information.

Mobile wireless telephone service subscriptions were reported by the FCC to have increased 8% during the second half of 2004 to approximately 181 million, and increased by 15% for the full twelve-month period ending December 31, 2004. Despite rate reductions, wireless revenues are reported to have continued to grow faster than subscribers due to increased call length and more subscriptions to premium services.

The wireless communications industry continues to experience significant consolidation. In October 2004 Cingular Wireless LLC, a joint venture between SBC Communications Inc. and BellSouth Corp., reported that it completed its previously announced merger with AT&T Wireless Services Inc. Dobson acquired its Anchorage wireless properties in a 2003 asset exchange with AT&T Wireless. Dobson has acquired wireless companies and negotiated roaming arrangements that give it a national presence. Mergers and joint ventures in the industry have created large, well-capitalized competitors with substantial financial, technical, marketing and other resources. These competitors may be able to offer nationwide services and plans more quickly and more economically than we can, and obtain roaming rates that are more favorable than those that we obtain. The largest three wireless providers are reported to hold almost 75% of the U.S. wireless market.

Marketing and Sales

Our marketing and sales strategy hinges on our ability to leverage (i) our unique position as an integrated provider of multiple communications, Internet and cable services, (ii) our well-recognized and respected brand name in the Alaskan marketplace and (iii) our leading market positions in long-distance, Internet and cable television services. By continuing to pursue a marketing strategy that takes advantage of these characteristics, we believe we can increase our residential and commercial customer market penetration and retention rates, increase our share of our customers’ aggregate voice, video and data services expenditures and achieve continued growth in revenues and operating cash flow.

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

Uncertainty as to the applicability of environmental regulations is caused in major part by the federal government’s decision to consider a change in the definition of wetlands. Most of our facilities are on leased property, and, with respect to all of these facilities, we are unaware of any violations of lease terms or federal, state or local regulations pertaining to preservation or protection of the environment.

Our Alaska United projects consist, in part, of deploying land-based and undersea fiber optic cable facilities between Anchorage, Juneau, Seward, Valdez, and Whittier, Alaska, Seattle, Washington, and Warrenton, Oregon. The engineered routes pass over wetlands and other environmentally sensitive areas. We believe our construction methods used for buried cable have a minimal impact on the environment. The agencies, among others, that are involved in permitting and oversight of our cable deployment efforts are the United States Army Corps of Engineers, National Marine Fisheries Service, United States Fish and Wildlife Service, United States Coast Guard, National Oceanic and Atmospheric Administration, Alaska Department of Natural Resources, and the Alaska Office of the Governor-Governmental Coordination. We are unaware of any violations of federal, state or local regulations or permits pertaining to preservation or protection of the environment.

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

Patents, Trademarks and Licenses

We do not hold patents, franchises or concessions for communications services or local access services. We do hold registered service marks for the Digistar® logo and letters GCI®, and for the terms SchoolAccess®, Alaska United Fiber Optic Cable System®, MDConnect®, and GCI Hypernet®. The Communications Act of 1934 gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communications. We hold licenses through our long-distance services industry segment for our satellite and microwave transmission facilities for provision of long-distance services.

We acquired a license for use of a 30-MHz block of spectrum for providing PCS services in Alaska. We are required by the FCC to provide adequate broadband PCS service to at least two-thirds of the population in our licensed areas within 10 years of being licensed. The PCS license had an initial duration of 10 years. At the end of the license period, a renewal application was filed. Licenses may be revoked and license renewal applications may be denied for cause. The PCS license was renewed effective August 30, 2005 for an additional 10-year term under FCC rules.

We acquired a LMDS license in 1998 for use of a 150-MHz block of spectrum in the 28 GHz Ka-band for providing wireless services. The LMDS license has an initial duration of 10 years. Within 10 years, licensees will be required to provide “substantial service” in their service regions. Our operations may require additional licenses in the future.

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

Communications Operations

General. We are subject to regulation by the FCC and by the RCA as a non-dominant provider of long-distance services. We file tariffs with the FCC for interstate access and operator services, and limited international long-distance services, subject to the FCC’s mandatory detariffing policies, and with the RCA for intrastate service. Such tariffs routinely become effective without intervention by the FCC, RCA or other third parties since we are a non-dominant carrier. Military franchise requirements also affect our ability to provide communications and cable television services to military bases.

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

As a PCS and LMDS licensee, we are subject to regulation by the FCC, and must comply with certain build-out and other conditions of the license, as well as with the FCC’s regulations governing the PCS and LMDS services (described above). On a more limited basis, we may be subject to certain regulatory oversight by the RCA (e.g., in the areas of consumer protection), although states are not permitted to regulate the rates or entry of PCS, LMDS and other commercial wireless service providers. PCS and LMDS licensees may also be subject to regulatory requirements of local jurisdictions pertaining to, among other things, the location of tower facilities.

Rural Exemption. ACS, through subsidiary companies, provides local telephone services in Fairbanks and Juneau, Alaska. These ACS subsidiaries were classified as Rural Telephone Companies under the 1996 Telecom Act, which entitled them to an exemption of certain material interconnection terms of the 1996 Telecom Act, until and unless such “rural exemption” were examined and discontinued by the RCA. On October 11, 1999, the RCA issued an order terminating rural exemptions for the ACS subsidiaries operating in the Fairbanks and Juneau markets so that we could compete with these companies in the provision of local telephone service pursuant to the terms of Section 251(c) of the 1996 Telecom Act. These rural exemptions limited the obligation of the ILECs in these markets to provide us with access to unbundled network elements at rates under the pricing standard established by the FCC. ACS appealed these decisions.

On December 12, 2003, the Alaska Supreme Court issued a decision in which it reversed the RCA’s rural exemption decision on the procedural ground that the competitor, not the incumbent, must shoulder the burden of proof. The Court remanded the matter to the RCA for reconsideration with the burden of proof assigned to us. In accordance with the Court’s ruling, the RCA re-opened the rural exemption dockets and scheduled a hearing to take place on April 19, 2004. On April 18, 2004, we and ACS entered into a comprehensive settlement that, in part, included a relinquishment by ACS of its rural exemption for Juneau and Fairbanks. In accordance with the settlement, the parties moved the RCA for a dismissal of the rural exemption inquiry, which the Commission granted on April 21, 2004.

By letter submitted to the RCA on January 12, 2004, we made a bona fide request for interconnection for the purposes of local access competition with MTA, under the provisions of the 1996 Telecom Act. We submitted this request to MTA on the grounds that it waived its rural exemption under the terms of Section 251(f)(1)(C) when it launched its new video service through its wholly owned subsidiary MTA Vision, Inc. in competition with our cable television service. MTA, however, refused to comply with the negotiation and arbitration provisions under the Act claiming that it still retains a rural exemption. We filed a complaint with the RCA to resolve this dispute, and the RCA conducted a public hearing on the matter on October 20, 2004. On February 2, 2005, the RCA ruled that MTA’s rural exemption for the areas served by MTA Vision, Inc. had been lifted and that we may negotiate and arbitrate interconnection with MTA. Negotiations ensued and a petition for suspension and modification of its obligations to provide access to UNEs was filed by MTA. Following such proceeding and arbitration, an arbitrated Interconnection Agreement was filed for approval on January 18, 2006. See “Part I – Item I – Business, Local Access Services- Competition” for more information.

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

Access to Unbundled Network Elements. On March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit issued a decision affirming in part, vacating in part, and remanding in part the FCC’s Triennial Review Order, in which the FCC reviewed its regulations governing access that ILECs must make available to competitors to unbundled network elements pursuant to Section 251(c) of the 1996 Telecom Act. On February 4, 2005, the FCC issued its Order responding to the Court’s remand. Though the FCC adopted new standards that generally curb access to certain ILEC high capacity loop and transport facilities, we do not believe that any of these standards are met for the markets we serve. The FCC also eliminated access to mass market switching, which we self-provision and we have generally not relied on stand-alone access to this network element. The outcome of either requests for reconsideration to the FCC or further court appeals could result in a change in our cost of serving new and existing markets via the facilities of the ILEC or via wholesale offerings. In addition, the regulatory classification of services that are transmitted over facilities may impact the extent to which we will be permitted access to such facilities. The ability to obtain unbundled network elements is an important element of our local exchange and exchange access services business. We cannot predict the extent to which the existing rules will be sustained in the face of additional legal action and the scope of any further rules that are yet to be determined by the FCC.

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

An arbitration proceeding to revise the interconnection agreement with ACS for the Anchorage service area went to hearing before the RCA, with such hearing ending November 13, 2003. On June 25, 2004, the RCA issued a comprehensive decision setting forth new rates for unbundled network elements, resale, and terms and conditions for interconnection in the Anchorage arbitration. Significantly, the RCA raised the loop rate in Anchorage to $19.15 but subsequently reduced the loop rate on reconsideration to $18.64. The RCA also issued other various arbitration rulings adverse to us, including adopting ACS’ non-recurring and collocation cost models. On December 7, 2004, the Commission issued a final order approving an interconnection agreement. We have appealed various Commission arbitration rulings.

On September 30, 2005, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from the requirement that it provide access to unbundled network elements, and that to the extent it voluntarily did so, that the pricing provisions of the Act would not apply. GCI filed its opposition on January 9, 2006, and replies are due on February 23, 2006. The FCC is required under statute to issue a decision by September 30, 2006, or on its own motion, in an additional 90 days. If a decision is not issued within the required timeframe, the petition is deemed granted. The ability to obtain unbundled network elements is an important element of our local exchange and exchange access services business, and the outcome of this proceeding could result in a change in our ability to access segments of the Anchorage market via the facilities of the ILEC and the cost of doing so. We cannot predict at this time the outcome of this proceeding or its impact on us; however, our net cost of providing local telephone services in Anchorage could be materially adversely affected by an adverse decision.

Critics continue to ask Congress to modify, if not altogether rework, the 1996 Telecom Act, citing the level of competition in the local phone and broadband sectors. There is a lack of consensus on what changes are needed, however, or who is to blame for the 1996 Telecom Act’s perceived failures. Loosened regulations on ILECs that control bottleneck facilities could diminish CLEC local phone competition.

Universal Service. We have qualified under FCC regulations as a competitive “eligible telecommunications carrier,” or ETC, with respect to our provision of local telephone service in

Anchorage, Fairbanks, and Juneau. ETCs are entitled to receive subsidies paid by the Universal Service Fund. If we do not continue to qualify for this status in Anchorage, Fairbanks and/or Juneau, or if we do not qualify for this status in other rural areas where we propose to offer new services, we would not receive this subsidy and our net cost of providing local telephone services in these areas would be materially adversely affected.

In addition, the FCC had previously referred issues concerning the designation of ETCs, portability of support, and the basis for calculating support to a Federal-State Joint Board on Universal Service. On February 27, 2004, the Joint Board issued a recommendation, adopted by the FCC on February 25, 2005, that, among other things, established minimum requirements to guide ETC designations. We do not believe that the adopted changes, as reported, will have a material effect on our operations. In addition, the FCC has opened proceedings to review the administration of the universal service fund and the method for calculating support amounts. We cannot predict any further changes that may be adopted, but future regulatory action, court appeals, or legislative action could affect the subsidy and result in a change in our net costs of providing local telephone services in new and existing markets.

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

FCC regulations govern rates that may be charged to subscribers for regulated services. The FCC uses a benchmark methodology as the principal method of regulating rates. Cable operators are also permitted to justify rates using a cost-of-service methodology, which contains a rebuttable presumption of an industry-wide 11.25% rate of return on an operator’s allowable rate base. Cost-of-service regulation is a traditional form of rate regulation, under which a company is allowed to recover its costs of providing the regulated service, plus a reasonable profit. Franchising authorities are empowered to regulate the rates charged for monthly basic service, for additional outlets and for the installation, lease and sale of equipment used by subscribers to receive the basic cable service tier, such as converter boxes and remote control units. The FCC’s rules require franchising authorities to regulate these rates based on actual cost plus a reasonable profit, as defined by the FCC. Cable operators required to reduce rates may also be required to refund overcharges with interest. The FCC has also adopted comprehensive and restrictive regulations allowing operators to modify their regulated rates on a quarterly or annual basis using various methodologies that account for changes in the number of regulated channels, inflation and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations. We cannot predict whether the FCC will modify these “going forward” regulations in the future.

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

In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers and to govern the terms under which content providers and applications are delivered by all broadband network operators.

In an October 6, 2003 decision, the United States Court of Appeals for the Ninth Circuit reversed an FCC decision defining high-speed Internet over cable as an “information service” not subject to local cable-franchise fees, like cable service is, or any explicit requirements for “open access,” as telecommunications service is. If Internet access requirements are imposed on cable operators, it could burden the capacity of cable systems and complicate our own plans for providing expanded Internet access services. These access obligations could adversely affect our financial position, results of operations or liquidity. The Supreme Court affirmed the FCC’s decision on June 27, 2005.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or to negotiate for “retransmission consent” to carry the station.

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

Satellite Home Viewer Improvement Act. A major change introduced by the SHVIA was a “local into local” provision allowing satellite carriers, for the first time, to retransmit the signals of local television stations by satellite back to viewers in their local markets. The intent was to promote multichannel video competition by removing the prohibition on satellite retransmission of local signals, which cable operators already offered to their subscribers under the must-carry/retransmission consent scheme of regulation described above. Congress has reauthorized this Act through December 31, 2009, and we do not believe that changes to the requirements will have a material effect on our operations.

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

Franchise Procedures. The 1984 Cable Act contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. The 1992 Cable Act made several changes to the renewal process that could make it easier for a franchising authority to deny renewal. Moreover, even if the franchise is renewed, the franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority’s consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. We believe that we have generally met the terms of our franchises and have provided quality levels of service. Furthermore, our franchises are issued by the state public utility commission (the RCA) and do not require periodic renewal.

Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose certain substantive franchise requirements (e.g. access channels, universal service and other technical requirements). These decisions have been inconsistent and, until the United States Supreme Court rules definitively on the scope of cable operators’ First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

Pole Attachment. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems’ use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. This formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing communications services, including cable operators.

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

Other Regulations of the FCC. The FCC has previously initiated an inquiry to determine whether the cable industry’s future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry is another indication of regulatory concern regarding control over cable capacity. In addition, other bills and administrative proposals pertaining to cable communications are introduced in Congress from time to time or have been considered by other governmental bodies over the past several years. It is possible that Congress and other governmental bodies will make further attempts to regulate cable communications services.

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

Financial Information about our Foreign and Domestic Operations and Export Sales

Although we have several agreements to help originate and terminate international toll traffic, we do not have foreign operations or export sales. We conduct our operations throughout the western contiguous United States and Alaska and believe that any subdivision of our operations into distinct geographic areas would not be meaningful. Revenues associated with international toll traffic were $2.6 million, $2.9 million and $2.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Seasonality

Long-distance services segment revenues (primarily those derived from our other common carrier customers) have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. The cable, local access and Internet services segments do not exhibit significant seasonality. Our ability to implement construction projects is also hampered during the winter months because of cold temperatures, snow and short daylight hours.

Customer-Sponsored Research

We have not expended material amounts during the last three fiscal years on customer-sponsored research activities.

Backlog of Orders and Inventory

As of December 31, 2005 and 2004, our long-distance services segment had a backlog of Private Line orders of approximately $76,000 and $74,000, respectively, which represents recurring monthly charges for Private Line and broadband services. As of December 31, 2005 and 2004, we had a backlog of equipment sales orders of approximately $0 and $468,000, respectively for services included in the All Other category described in note 12 to the “Notes to Consolidated Financial Statements” included in Part II of this Report. We expect that all of the Private Line orders in backlog at the end of 2005 will be delivered during 2006.

Geographic Concentration and Alaska Economy

We offer voice and data communications and video services to customers primarily in the State of Alaska. Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska. The economy of the State of Alaska is dependent upon natural resource industries, in particular oil production, as well as investment earnings (including earnings from the State of Alaska Permanent Fund), tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. Oil revenues are the second largest source of state revenues, following funds from investment sources. The slow economic recovery in the Lower 48 States appears to have dampened demand for services provided by our large common carrier customers. To the extent that these customers experience reduced demand for traffic destined for and originating in Alaska, it could adversely affect our common carrier traffic and associated revenues. See “Part I – Item 1A – Risk Factors – Our business is currently geographically concentrated in Alaska,” and “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about the effect of geographic concentration and the Alaska economy on us.

Employees

We employed 1,262 persons as of January 31, 2006, and we are not party to union contracts with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

Other

No material portion of our businesses is subject to renegotiation of profits or termination of contracts at the election of the federal government.

Item 1A. Risk Factors.

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

We believe that the greatest source of potential competition for video services could come from the DBS industry. We also are subject to competition from providers of digital video over telephone lines in the Mat-Su Valley and in Ketchikan in 2006. With the addition of Anchorage local broadcast stations, increased marketing, ILEC and DBS alliances, and emerging technologies creating new opportunities, competition from these sources has increased and will likely continue to increase. The changing nature of technology and of the DBS business may result in greater satellite coverage within the State of Alaska. The resulting increase in competition may adversely affect our market share and results of operations from our cable services segment.

Local Telephone Services.  In the local telephone market, we compete against ACS (the ILEC), in Anchorage, Juneau and Fairbanks. We plan to provide local telephone service in other locations in the future where we would face other competitors. In the local telephone services market, the 1996 Telecom Act, judicial decisions, state and federal legislative and regulatory developments, and new technologies have increased the overall likelihood that barriers to local telephone competition will be substantially reduced or removed. These initiatives include requirements that local exchange carriers negotiate with entities, including us, to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the ILEC. We have been able to obtain interconnection, access and related services from the LECs, at rates that allow us to offer competitive services. However, if we are unable to continue to obtain these services and access at acceptable rates, our ability to offer local telephone services, and our revenues and net income, could be materially adversely affected. To date, we have been successful in capturing a significant portion of the local telephone market in the locations where we are offering these services. However, there can be no assurance that we will continue to be successful in attracting or retaining these customers.

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

With respect to our high-speed cable modem service, ACS and other Alaska telephone service providers are providing competitive high-speed Internet access over their telephone lines. DBS providers and others also provide wireless high-speed Internet service in competition with our high-speed cable modem services. Competitive local fixed wireless providers are providing service in certain of our markets as is a national WiMax based provider in Anchorage with plans for Juneau and Fairbanks. WiMax is a standards-based wireless technology that provides high-throughput broadband connections over long distances. WiMax can be used for a number of applications, including last mile broadband connections, hotspots and cellular backhaul, and high-speed enterprise connectivity for business.

Niche providers in the industry, both local and national, compete with certain of our Internet service products, such as web hosting, list services and email.

Our business is subject to extensive governmental legislation and regulation. Applicable legislation and regulations and changes to them could adversely affect our business, financial position, results of operations or liquidity.

Local Telephone Services.  Our success in the local telephone market depends on our continued ability to obtain interconnection, access and related services from local exchange carriers on terms that are just and reasonable and that are based on the cost of providing these services. Our local telephone services business faces the risk of the impact of the implementation of current regulations and legislation, unfavorable changes in regulation or legislation or the introduction of new regulations. Our ability to enter into the local telephone market depends on our negotiation or arbitration with local exchange carriers to allow interconnection to the carrier’s existing local telephone network, to establish dialing parity, to obtain access to rights-of-way, to resell services offered by the local exchange carrier, and in some cases, to allow the purchase, at cost-based rates, of access to unbundled network elements. In many Alaska markets, it also depends on our ability to gain interconnection at economic costs, and in some of these markets, it further depends on our ability to have the rural exemption for certain carriers terminated, so these carriers are obligated to provide access to unbundled network elements at economic costs. Future arbitration and rural exemption proceedings with respect to new or existing markets could result in a change in our cost of serving these markets via the facilities of the ILEC or via wholesale offerings.

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

Proposals may be made before Congress and the FCC to mandate cable operators provide “open access” over their cable systems to Internet service providers. As of the date of this report, the FCC has declined to impose such requirements. If the FCC or other authorities mandate additional access to our cable systems, we cannot predict the effect that this would have on our Internet service offerings.

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

For the year ended December 31, 2005, we provided long-distance services (excluding private lines and other revenue) to MCI, Dobson, and Sprint Nextel which generated combined revenues of approximately 18.6% of our total revenues for 2005. These customers are free to seek out long-distance communications services from our competitors upon expiration of their contracts (in December 2009 in the case of MCI (Verizon beginning January 2006); in 2014 in the case of Dobson; and in March 2007 in the case of Sprint Nextel) or earlier upon the occurrence of certain contractually stipulated events including a default, the occurrence of a force majeure event, or a substantial change in applicable law or regulation under the applicable contract. Additionally, the contracts provide for periodic reviews to assure that the prices paid by MCI and Sprint Nextel for their services remain competitive.

Mergers and acquisitions in the communications industry are relatively common. If a change in control of Dobson or Sprint Nextel were to occur, and in the case of the change in control of MCI (to Verizon as of January 2006), such change in control would not permit them to terminate their existing contracts with us, but could in the future result in the termination of or a material adverse change in our relationships with MCI, Dobson or Sprint Nextel.

In addition, MCI’s, Dobson’s and Sprint Nextel’s need for our long-distance services depends directly upon their ability to obtain and retain their own long-distance and wireless customers and upon the needs of those customers for long-distance services.

The loss of one or more of MCI, Dobson or Sprint Nextel as customers, a material adverse change in our relationships with either of them or a material loss of or reduction in their long-distance customers would have a material adverse effect on our financial position, results of operations and liquidity.

Our businesses are currently geographically concentrated in Alaska. Any deterioration in the economic conditions in Alaska could have a material adverse effect on our financial position, results of operations or liquidity.

We offer voice and data communication and video services to customers primarily in the State of Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon natural resource industries, in particular oil production, as well as tourism, and government spending including substantial amounts for the United States military. Any deterioration in these markets could have an adverse impact on the demand for communication and cable television services and on our results of operations and financial condition. In addition, the customer base in Alaska is limited. Alaska has a population of approximately 655,000 people, approximately 41% of whom are located in the Anchorage area. We have already achieved significant market penetration with respect to our service offerings in Anchorage and in other locations in Alaska.

We may not be able to continue to increase our market share of the existing markets for our services and no assurance can be given that the Alaskan economy will continue to grow and increase the size of the markets we serve or increase the demand for the services we offer. As a result, the best opportunities for expanding our business may arise in other geographic areas such as the contiguous Lower 48 States. There can be no assurance that we will find attractive opportunities to grow our businesses outside the State of Alaska or that we will have the necessary expertise to take advantage of such opportunities. The markets in Alaska for voice and data communications and video services are unique and distinct within the United States due to Alaska’s large geographical size and its distance from the rest of the United States. The expertise we have developed in operating our businesses in the State of Alaska may not provide us with the necessary expertise to successfully enter other geographic markets.

We may not develop our wireless services, in which case we could not meet the needs of our customers who desire packaged services.

We offer wireless mobile services by distributing other providers’ wireless mobile services. We offer wireless local telephone services over our own facilities, and have purchased personal communications system, or PCS, and local multipoint distribution system, or LMDS, wireless broadband licenses in FCC auctions covering markets in Alaska. We have entered into an agreement to acquire a substantial ownership interest in Alaska Digitel (see “Part I – Item 1 – Business – Historical Development of our Business During the Past Fiscal Year – Alaska Digitel acquisition” for more information.)  We have fewer subscribers to our wireless services than to our other service offerings. The geographic coverage of our wireless services is also smaller than the geographic coverage of our other services. Some of our competitors offer or propose to offer an integrated bundle of communications, entertainment and information services, including wireless services. If we are unable to expand and further develop our wireless services, we may not be able to meet the needs of customers who desire packaged services, and our competitors who offer these services would have an advantage. This could result in the loss of market share for our other service offerings.

As a PCS and LMDS licensee, we are subject to regulation by the FCC, and must comply with certain build-out and other conditions of the licenses, as well as with the FCC’s regulations governing the PCS and LMDS services. The conditions of our PCS licenses required us to satisfy certain build-out requirements on or before June, 2005. In February 2005 we submitted a filing to the FCC supporting our compliance with such requirements, and the FCC renewed the license effective August 30, 2005, for an additional 10-year license term.

Our efforts to deploy DLPS may be unsuccessful, in which case the margins on our local telephone services business will not improve and we will not recover any capital investment that we have made in DLPS.

An element of our business strategy is to deploy voice telephone service utilizing our hybrid fiber coax cable facilities. In April 2004 we successfully launched our DLPS deployment utilizing our Anchorage coaxial cable facilities. DLPS allows us to utilize our own cable facilities to provide local access to our customers and avoid paying local loop charges to the ILEC. To continue to successfully deploy this service, we must integrate new technology with our existing facilities and modify our operating procedures to timely detect and effect repairs of our outside plant network. The long-term viability of this service depends on the adoption of industry-wide standards for the sending and receiving of voice communications over cable facilities and the availability of the equipment necessary to provide the service at a cost-effective price. The deployment of this service requires a substantial capital investment by us. If we are unable to successfully deploy DLPS to a sufficiently large portion of our customer base, we will not be able to recover all of the capital investment we may make and the margins on our local telephone services business will not improve.

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

To the extent that any disruption or security breach results in a loss or damage to our customers’ data or applications, or inappropriate disclosure of confidential information, we may incur liability and suffer from adverse publicity. In addition, we may incur additional costs to remedy the damage caused by these disruptions or security breaches.

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

We serve many rural and remote Alaska locations solely via satellite communications. Each of our C and Ku-band satellite transponders is backed up on the same spacecraft with multiple backup transponders. The primary spacecraft we use to provide voice, data and internet services to our rural Alaska customers is PanAmSat’s Galaxy XR, but we also lease capacity on two other spacecraft for services we provide, SES Americom’s AMC-7 and AMC-8. On Galaxy XR, we use 7 C-band transponders.

Galaxy XR experienced a failure August 3, 2004 of its secondary xenon ion propulsion system (XIPS) that maintains the satellite’s proper orbital position. The primary XIPS failed in February 2004. The satellite is now using its backup bi-propellant thrusters to maintain its orbital position. These thrusters are a space flight proven technology. The failure of the primary and secondary XIPS had no short term impact on service to our customers. PanAmSat, the owner and operator of Galaxy XR, believes the satellite has sufficient fuel to continue normal operations until April 2008. The terms of our Galaxy XR transponder purchase agreement extends through March 2012. PanAmSat intends to replace the satellite before its estimated end-of-life. We purchased a warranty with the original agreement to cover a loss of this nature. We have had an agreement in place that provides backup transponder capacity on the Galaxy XIII satellite in the event of a catastrophic failure of Galaxy XR.

If such a failure occurs, service may not be fully restored for up to a week or longer due to the time necessary to redirect earth station antennae. We also own one Ku-band satellite transponder on the same primary spacecraft (Galaxy XR) that provides our C-band service. In the event of total primary spacecraft failure, we believe we would be able to restore our Ku-band transponder traffic on Galaxy XIII, although no pre-arrangement for its backup is currently in place. We also lease approximately 13 megahertz of protected and backed-up C-band capacity on SES Americom’s AMC-8 spacecraft. SES

Americom’s AMC-7 is the backup spacecraft for AMC-8. We also lease certain C-band transponder capacity on AMC-7 that can be preempted in the case of a satellite failure. The services that are preempted would not be immediately restored should AMC-7 fail or be called up to provide restoration of another of SES Americom’s spacecraft.

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

The Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board, and the Nasdaq National Market have required changes in corporate governance practices of public companies.  For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls over financial reporting and have our auditor attest to such evaluation.  We expect to incur ongoing costs to comply with these rules and regulations, as well as increased legal and financial compliance costs.

We recently identified a material weakness in our internal control over financial reporting.

Based on our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, we identified a material weakness resulting from an ineffective review of a new unified billing and provisioning system that we implemented in September 2005.  Please see our Management’s Report on Internal Control Over Financial Reporting in Item 9A below for a more detailed description of this weakness and the steps that we have taken to correct it.  Because our systems, processes and internal controls change over time, we cannot assure you that we will not identify other deficiencies in the future.

We must apply a direct value method to determine the fair value of our cable certificate assets for purposes of impairment testing on an annual basis. Impairment testing may result in a material, non-cash write-down of our cable certificate or goodwill assets and could have a material adverse impact on our results of operations.

Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” we must test our goodwill and other intangible assets with indefinite lives for impairment at least annually. On September 29, 2004, the SEC issued SEC Staff Announcement Topic “Use of the Residual Method to Value Acquired Assets Other than Goodwill,” requiring us to apply no later than January 1, 2005 a direct value method to determine the fair value of our intangible assets with indefinite lives other than goodwill for purposes of impairment testing. We must also recognize previously unrecognized intangible assets, if any, in the determination of fair value for impairment testing purposes. Our cable certificate assets are our only indefinite-lived assets other than goodwill as of December 31, 2005. Our cable certificate assets were originally valued and recorded using the residual method. Impairment testing of our cable certificate assets in future periods under Statement of Financial Accounting Standard No. 142 must use a direct value method pursuant to such SEC Staff Announcement, which may result in a material, non-cash write-down of our cable certificate assets and could have a material adverse impact on our results of operations.

Our significant debt could adversely affect our business and prevent us from fulfilling our obligations under our senior notes.

We have and will continue to have a significant amount of debt. On December 31, 2005, we had total debt of approximately $476.5 million. Our high level of debt could have important consequences, including the following:

•                  use of a large portion of our cash flow to pay principal and interest on our senior notes, the senior secured credit facility and our other debt, which will reduce the availability of our cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

•                  current and future debt under our senior secured credit facility will continue to be secured;

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  restrict us from making strategic acquisitions or exploiting business opportunities;

•                  make it more difficult for us to satisfy our obligations with respect to the senior notes and our other debt;

•                  place us at a competitive disadvantage compared to our competitors that have less debt; and

•                  limit, along with the financial and other restrictive covenants in our debt, among other things, our ability to borrow additional funds, dispose of assets or pay cash dividends.

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

The indenture governing our senior notes contains and/or the credit agreement governing our senior secured credit facility contains covenants that, among other things, limit our ability to:

•                  incur additional debt and issue preferred stock;

•                  pay dividends or make other restricted payments;

•                  make certain investments;

•                  create liens;

•                  allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments to us;

•                  sell assets;

•                  merge or consolidate with other entities; and

•                  enter into transactions with affiliates.

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

As of December 31, 2005, our executive officers and directors and their affiliates owned approximately 8.9% of our combined outstanding Class A and class B common stock, representing approximately 28.1% of the combined voting power of that stock. These shareholders can significantly influence, if not control, our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to the Board.

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

Item 1B. Unresolved Staff Comments

There are no written staff comments on Exchange Act reports issued more than 180 days before the end of the fiscal year covered by this report that the issuer believes to be material and that remain unresolved as of the filing date of this report.

Item 2. Properties

General. Our properties do not lend themselves to description by character or location of principal units. Our investment in property, plant and equipment in our consolidated operations consisted of the following at December 31:

	2005	2004
Telephone distribution systems	64.9%	59.0%
Cable television distribution systems	22.9%	22.9%
Support equipment	9.8%	6.7%
Property and equipment under capital leases	0.1%	6.9%
Construction in progress	1.0%	3.0%
Transportation equipment	0.7%	0.9%
Land and buildings	0.6%	0.6%
Total	100.0%	100.0%

These properties are used by our operating segments at December 31, 2005 as follows: long-distance services, 40.6%; cable services, 24.2%; local access services, 11.0%; Internet services, 5.2%; and all other, 19.0%.

These properties consist primarily of switching equipment, satellite earth stations, fiber-optic networks, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, routers, servers, transportation equipment, computer equipment and general office equipment. Substantially all of our properties secure our Senior Credit Facility. See note 7 to the “Notes to Consolidated Financial Statements” included in Part II of this Report for more information.

Our construction in progress totaled $8.3 million at December 31, 2005, consisting of long-distance, cable, local and Internet services, and support systems projects that were incomplete at December 31, 2005. Our construction in progress totaled $22.5 million at December 31, 2004, consisting of long-distance, cable, local and Internet services, and support systems projects that were incomplete at December 31, 2004.

Long-Distance Services. We operate a modern, competitive communications network employing the latest digital transmission technology based upon fiber optic and digital microwave facilities within and between Anchorage, Fairbanks and Juneau, Alaska. Our network includes digital fiber optic cables linking Alaska to the Lower 48 States and providing access to other carriers’ networks for communications around the world. We use satellite transmission to remote areas of Alaska and for certain interstate and intrastate traffic, and to provide backup facilities for certain portions of our long-haul fiber networks.

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

We entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders on the PanAmSat Galaxy XR satellite to meet our long-term satellite capacity requirements. The purchase and lease-purchase option agreement provided for the interim lease of transponder capacity on the PanAmSat Galaxy IX satellite through the delivery of the purchased transponders on Galaxy XR in March 2000. The lease was repaid and terminated in 2005 as part of the refinancing of our senior credit facility.

Effective June 30, 2001, we acquired, through the issuance of preferred stock, a controlling interest in the corporation (now wholly owned) owning the 800-mile fiber optic cable system that extends from Prudhoe Bay, Alaska to Valdez, Alaska via Fairbanks.

We lease our long-distance services industry segment’s executive, corporate and administrative facilities in Anchorage, Fairbanks and Juneau, Alaska. Our operating, executive, corporate and administrative properties are in good condition. We consider our properties suitable and adequate for our present needs and they are being fully utilized.

Cable Services. The cable systems serve 40 communities and areas in Alaska including Anchorage, Fairbanks, the Mat-Su Valley, and Juneau, the state’s four largest urban areas. As of December 31, 2005, the Cable Systems consisted of approximately 2,369 miles of installed cable plant having between 450 to 625 MHz of channel capacity. Our principal physical assets consist of cable television distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our cable television systems.

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

Substantially all of our local access services’ central office equipment, administrative and business offices, and customer service centers are in leased facilities. Such properties are in good condition. We consider our properties suitable and adequate for our present and anticipated future needs.

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

We lease our Internet services industry segment’s operating facilities, located primarily in Anchorage. Such properties are in good condition. We consider our properties suitable and adequate for our present and anticipated future needs.

Capital Expenditures

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus the incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software.

The total investment in property, plant and equipment has increased from $499.8 million at January 1, 2001 to $814.9 million at December 31, 2005, including construction in progress and not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required in the future to meet the growing demand for communications, Internet and entertainment services and to continually modernize and improve such services to meet competitive demands.

Our capital expenditures for 2001 through 2005 were as follows (in millions):

2001	$65.6
2002	$65.1
2003	$62.5
2004	$112.6
2005	$81.2

We project capital expenditures of $80 million to $90 million for 2006. We have made capital and operating purchase commitments totaling approximately $15.5 million at December 31, 2005. A majority of the expenditures are expected to expand, enhance and modernize our current networks, facilities and operating systems, and to develop other businesses.

During 2005, we funded our normal business capital requirements substantially through internal sources and, to the extent necessary, from external financing sources. We expect expenditures for 2006 to be financed in the same manner.

Insurance

We have insurance to cover risks incurred in the ordinary course of business, including general liability, property coverage, director and officers and employment practices liability, auto, crime, fiduciary, aviation, and business interruption insurance in amounts typical of similar operators in our industry and with reputable insurance providers. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against “all risks” of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies. As is typical in the communications industry, we are self-insured for damage or loss to certain of our transmission facilities, including our buried, under sea, and above-ground transmission lines. We self-insure with respect to employee health insurance and workers compensation, subject to stop-loss insurance with other parties that caps our liability at specified limits. We believe our insurance coverage is adequate, however if we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial results may be adversely affected.

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

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Shares of GCI’s Class A common stock are traded on the Nasdaq National Market System tier of The Nasdaq Stock Market under the symbol GNCMA. Shares of GCI’s Class B common stock are traded on the Over-the-Counter market. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The following table sets forth the high and low sales price for the above-mentioned common stock for the periods indicated. Market price data for Class A shares were obtained from the Nasdaq Stock Market System quotation system. Market price data for Class B shares were obtained from reported Over-the-Counter market transactions. The prices represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not necessarily represent actual transactions.

	Class A		Class B
	High	Low	High	Low
2004:
First Quarter	$9.91	8.30	9.50	8.60
Second Quarter	$9.78	7.49	9.50	8.10
Third Quarter	$9.12	7.25	9.00	7.60
Fourth Quarter	$11.20	8.92	11.25	8.91
2005:
First Quarter	$11.31	8.32	11.00	8.50
Second Quarter	$9.94	8.00	9.80	8.50
Third Quarter	$10.85	9.50	10.75	9.80
Fourth Quarter	$10.51	9.08	10.43	9.50

Holders

As of December 31, 2005 there were 2,047 holders of record of our Class A common stock and 406 holders of record of our Class B common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

Dividends

We have never paid cash dividends on our common stock and we have no present intention of doing so. Payment of cash dividends in the future, if any, will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations. Our existing bank loan agreements contain provisions that limit payment of dividends on common stock, other than stock dividends (See note 7 to the “Consolidated Financial Statements” included in Part II of this Report for more information).

Stock Transfer Agent and Registrar

Mellon Investor Services is our stock transfer agent and registrar.

Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Not applicable.

(b)         Not applicable.

(c)          The following table provides information about repurchases of shares of our Class A common stock during the quarter ended December 31, 2005:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2005 to October 31, 2005	206,600	$9.72	1,647,993	$14.258 million
November 1, 2005 to November 30, 2005	191,700 (3)	$9.96	1,839,693	$12.349 million
December 1, 2005 to December 31, 2005	147,600 (3)	$10.03	1,987,293	$10.869 million
Total	545,900

(1)          The repurchase plan was publicly announced on November 3, 2004. Our plan does not have an expiration date, however transactions pursuant to the plan are subject to periodic approval by our Board of Directors. We expect to continue the repurchases throughout 2006 subject to the availability of free cash flow, availability under our credit facilities, and the price of our Class A and Class B common stock. We do not intend to terminate this plan in 2006.

(2)          The total amount approved for repurchase was $30.0 million through December 31, 2005 consisting of $10.0 million through December 31, 2004 and an additional $5.0 million per quarter through December 31, 2005. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases, subject to board approval.

(3)          Open-market purchases and private party transactions made under our publicly announced repurchase plan.

Item 6. Selected Financial Data

The following table presents selected historical information relating to financial condition and results of operations over the past five years.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands except per share amounts)

Revenues	$443,026	424,826	390,797	367,842	357,258
Net income before income taxes and cumulative effect of a change in accounting principle	$36,835	38,715	26,160	12,322	8,659
Cumulative effect of a change in accounting principal, net of income tax benefit of $367 in 2003	$—	—	(544)	—	—
Net income	$20,831	21,252	15,542	6,663	4,589
Basic net income per common share	$0.38	0.35	0.24	0.08	0.05
Diluted net income per common share	$0.37	0.34	0.24	0.08	0.05
Total assets	$873,775	849,191	763,020	738,782	734,679
Long-term debt, including current portion	$475,840	437,137	345,000	357,700	351,700
Obligations under capital leases, including current portion	$672	39,661	44,775	46,632	47,282
Redeemable preferred stock:
Series B	$—	4,249	15,664	16,907	16,907
Series C	$—	—	10,000	10,000	10,000
Total stockholders’ equity	$243,620	234,270	226,642	208,220	202,392
Dividends declared per common share	$0.00	0.00	0.00	0.00	0.00

The Selected Financial Data should be read in conjunction with “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, General Communication, Inc. and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to unbilled revenues, Cost of Goods Sold (exclusive of depreciation and amortization shown separately) (“Cost of Goods Sold”) accruals, allowance for doubtful accounts, depreciation, amortization and accretion periods, intangible assets, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

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

As of January 1, 2005 financial information for Broadband services is not included in the long-distance services segment but is included in the “All Other” category. Segment and All Other category data for the years ended December 31, 2004 and 2003 have been reclassified to reflect the change.

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

				Percentage Change (1)
				2005	2004
	Year Ended December 31,			vs.	vs.
	2005	2004	2003	2004	2003
Statement of Operations Data:
Revenues:
Long-distance services segment	42.6%	42.4%	45.9%	4.9%	0.3%
Cable services segment	23.8%	23.9%	24.6%	3.8%	5.7%
Local access services segment	11.6%	11.0%	10.0%	9.6%	20.4%
Internet services segment	6.8%	6.1%	5.1%	15.4%	30.9%
All other	15.2%	16.6%	14.4%	(4.2)%	24.7%
Total revenues	100.0%	100.0%	100.0%	4.3%	8.7%
Selling, general and administrative expenses	34.9%	34.7%	35.5%	4.8%	6.2%
Restructuring charge	0.4%	0.0%	0.0%	NM	NM
Bad debt expense (recovery)	0.2%	(0.3)%	0.0%	200.6%	(503.4)%
Impairment charge	0.0%	0.0%	1.4%	NM	NM
Depreciation and amortization expense	16.7%	14.8%	13.5%	17.9%	19.1%
Operating income	17.3%	17.9%	17.6%	1.0%	10.8%
Net income before income taxes and cumulative effect of a change in accounting principle in 2003	8.3%	9.1%	6.7%	(4.9)%	48.0%
Net income before cumulative effect of a change in accounting principle in 2003	4.7%	5.0%	4.1%	(2.0)%	32.1%
Net income	4.7%	5.0%	4.0%	(2.0)%	36.7%
Other Operating Data:
Long-distance services segment operating income (2)	49.6%	46.1%	44.7%	12.8%	3.4%
Cable services segment operating income (3)	22.2%	26.1%	26.3%	(11.8)%	5.0%
Local access services segment operating loss (4)	(8.7)%	(12.1)%	(15.8)%	20.7%	7.9%
Internet services segment operating income (5)	28.7%	23.5%	11.5%	40.5%	169.1%

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

NM - Not meaningful.

Year Ended December 31, 2005 (“2005”) Compared To Year Ended December 31, 2004 (“2004”)

Overview of Revenues and Cost Of Goods Sold

Total revenues increased 4.3% from $424.8 million in 2004 to $443.0 million in 2005. Increased revenue in each of our segments was partially off-set by decreased revenue in All Other Services. See the discussion below for more information by segment and for All Other Services.

Total Cost of Goods Sold decreased 3.4% from $139.6 million in 2004 to $134.9 million in 2005. Increases in cable services and Internet services segments and All Other Services Cost of Goods Sold were partially off-set by decreased long-distance services and local access services segment Cost of Goods Sold. See the discussion below for more information by segment and for All Other Services.

Long-Distance Services Segment Overview

Long-distance services segment revenue represented 42.6% of consolidated revenues in 2005. Our provision of interstate and intrastate long-distance services, and private line and leased dedicated capacity services accounted for 90.4% of our total long-distance services segment revenues during 2005.

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

After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. We have accounted for our use of the MCI credit as a gain contingency, and, accordingly, are recognizing a reduction of bad debt expense as services are provided by MCI and the credit is realized. During 2005 and 2004 we realized approximately $3.3 million and $4.2 million, respectively, of the MCI credit against amounts payable for services received from MCI.

The remaining unused MCI credit totaled approximately $370,000 at December 31, 2005. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is realized.

In 2005 we renewed our agreement to provide interstate and intrastate long-distance services to MCI through December 2009 with five one-year automatic extensions to December 2014. The amendment includes new rates mandated by the Consolidated Appropriations Act for Fiscal Year 2005 signed into law December 8, 2004 and effective January 22, 2005 which will result in rate decreases of 3% per year (“Tariff 11 Rates”) through 2010, at which time rates will be contractually set.

In January 2006 Verizon Communications, Inc. and MCI, our major customer, completed their merger. While this merger has not had a material adverse effect on our financial position, results of operations and liquidity, we are unable to predict the long-term outcome this merger will have upon us. However, given the materiality of MCI’s revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

Common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to our common carrier customers by their customers. Pricing pressures, new program offerings, business failures, and market and business consolidations continue to evolve in the markets served by our other common carrier customers. If, as a result, their traffic is reduced, or if their competitors’ costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures, consistent with federal law. Additionally, disruption in the economy resulting from terrorist attacks and other attacks or acts of war could affect our carrier customers. We are unable to predict the effect on us of such changes. However, given the materiality of other common carrier revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

Long-distance Services Segment Revenues

Total long-distance services segment revenues increased 4.9% to $188.8 million in 2005. The components of long-distance services segment revenues are as follows (amounts in thousands):

	Year Ended December 31,		Percentage
	2005	2004	Change

Common carrier message telephone services	$89,916	81,873	9.8%
Residential, commercial and governmental message telephone services	36,607	39,045	(6.2)%
Private line and private network services	44,055	42,885	2.7%
Lease of fiber optic cable system capacity	18,173	16,160	12.5%
Total long-distance services segment revenue	$188,751	179,963	4.9%

Common Carrier Message Telephone Services Revenue

The increase in message telephone service revenues from our other common carrier customers in 2005 resulted from a 20.4% increase in wholesale minutes carried to 1.1 billion minutes.

The 2005 increase in message telephone service revenues from other common carriers was partially off-set by a 7.7% decrease in the average rate per minute on minutes carried for other common carriers primarily due to a change in the composition of traffic resulting from one of our common carrier customer contracts.

Residential, Commercial, and Governmental Message Telephone Services Revenue

Selected key performance indicators for our offering of message telephone service to residential, commercial, and governmental customers follow:

	Year Ended December 31,		Percentage
	2005	2004	Change
Retail minutes carried	301.9 million	305.9 million	(1.3)%
Average rate per minute (1)	$0.130	$0.131	(0.8)%

(1)          Residential, commercial, and governmental message telephone services revenues excluding plan fees associated with the carriage of data services divided by the retail minutes carried.

We had 85,300 and 91,300 active residential, commercial and governmental customers at December 31, 2005 and 2004, respectively. An active customer is a subscriber who has had calling activity during December 2005 and 2004, respectively. The decrease is primarily due to the following:

•                  A decrease in the total number of long-distance services subscribers in the market resulting from customers substituting cellular phone, prepaid calling card, VoIP, and email usage for direct dial minutes,

•                  A seasonal decrease in the number of customers with calling activity in 2005. The seasonal decrease was mitigated in 2004 by customers’ enrollment in a certain calling plan, and

•                  Non-revenue affecting adjustments to our customer database resulting from the implementation of a new customer service and provisioning information system.

The decrease in message telephone service revenues from residential, commercial, and governmental customers in 2005 is primarily due to a decrease in the minutes carried for these customers and a decrease in the number of active residential, commercial, and governmental customers billed.

Fiber Optic Cable System Capacity Lease Revenue

The increase in fiber optic cable system capacity lease revenues is primarily due to a lease of capacity on the AULP East fiber optic cable system resulting in increased monthly revenue of approximately $430,000 starting in July 2004 and the resolution of a billing matter with a certain customer in 2005 which resulted in revenue recognition of $417,000. The increase is partially off-set by rate decreases in 2005 as compared to 2004 and disconnection of a customer in May 2005.

Long-distance Services Segment Cost of Goods Sold

Long-distance services segment Cost of Goods Sold decreased 16.8% to $38.3 million in 2005 primarily due to the following:

•                  In November 2005, we received $9.1 million upon the settlement of four separate claims with AT&T and AT&T Alascom, Inc. (“Alascom”) pursuant to a master agreement,

•                  Recognition of a $501,000 refund received in 2005 from a vendor due to a rate overcharge in 2001 and 2002,

•                  Reduced access costs resulting from the distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.010 and $.048 per minute for originating and terminating interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows, and

•                  We performed an analysis of circuit costs directly contributing to long-distance services segment and Broadband services revenues and, as a result, decreased the allocation of Cost of Goods Sold to the long-distance services segment by $1.1 million in 2005. Broadband services Cost of Goods Sold included in the All Other category was increased an equal amount in 2005.

The decrease in long-distance services segment Cost of Goods Sold is partially off-set by the following:

•                  A 14.9% increase in minutes carried to 1.4 billion minutes in 2005,

•                  Receipt of a $1.2 million refund in 2004 from an intrastate access cost pool that previously overcharged us for access services, and

•                  A $472,000 credit received in 2004 from a vendor due to a rate overcharge.

Long-distance Services Segment Operating Income

Long-distance services segment operating income increased 12.8% to $93.6 million from 2004 to 2005 primarily due to the 4.9% increase in long-distance services segment revenue to $188.8 million in 2005 and a 16.8% decrease in long-distance services segment Cost of Goods Sold to $38.3 million as discussed above.

The increase in long-distance services segment operating income was partially off-set by the following:

•                  A 2.3% increase in long-distance services segment selling, general and administrative expenses to $32.3 million in 2005,

•                  Recognition of $584,000 as the long-distance services segment’s portion of the restructuring charge discussed below, and

•                  A 16.4% increase in long-distance services segment depreciation and amortization expense to $26.3 million in 2005 as compared to 2004 primarily due to our investment in long-distance services segment equipment and facilities placed into service during 2004 for which a full year of depreciation was recorded in 2005, and our investment in long-distance services segment equipment and facilities placed into service during 2005 for which a partial year of depreciation was recorded in 2005.

Cable Services Segment Overview

Cable services segment revenues represented 23.8% of consolidated revenues in 2005. Our cable systems serve 40 communities and areas in Alaska, including the state’s four largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley and the Kenai Peninsula. On February 1, 2005 we acquired all of the assets of Barrow Cable TV, Inc. (“BCTV”) for approximately $1.6 million. The BCTV asset purchase resulted in approximately 950 additional subscribers and approximately 1,100 additional homes passed.

We generate cable services segment revenues from four primary sources: (1) digital and analog programming services, including monthly basic and premium subscriptions, pay-per-view movies and one-time events, such as sporting events; (2) equipment rentals and installation; (3) cable modem services (shared with our Internet services segment); and (4) advertising sales.

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

We increased rates charged for certain cable services in eleven communities, including three of the state’s four largest population centers, Anchorage, the Matanuska-Susitna Valley, and Fairbanks.  The rate increases are primarily effective in January 2006 and increased approximately 5% for those customers who experienced an adjustment.

Cable Services Segment Revenues and Cost of Goods Sold

Selected key performance indicators for our cable services segment follow:

	December 31,		Percentage
	2005	2004	Change
Basic subscribers	137,000	134,700	1.7%
Digital programming tier subscribers	53,700	46,100	16.5%
Cable modem subscribers	77,400	65,500	18.2%
Homes passed	215,000	207,200	3.8%

A basic cable subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased. A digital programming tier subscriber is defined as one digital programming tier of service delivered to an address or separate subunits thereof regardless of the number of outlets or digital programming tiers purchased. Digital programming tier subscribers are a sub-set of basic subscribers. A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Cable modem subscribers may also be basic subscribers though basic cable service is not required to receive cable modem service.

The increases in digital programming tier subscribers and cable modem subscribers are primarily due to customers migrating to bundled product offerings that include digital programming and cable modem service.

The components of cable services segment revenues are as follows (amounts in thousands):

	Year Ended December 31,		Percentage Change
	2005	2004
Programming services	$75,632	73,665	2.7%
Cable modem services (cable services segment’s allocable share)	13,399	12,790	4.8%
Equipment rental and installation fees	11,351	9,777	16.1%
Advertising sales	3,948	4,343	(9.1)%
Other	963	862	11.7%
Total cable services segment revenue	$105,293	101,437	3.8%

Average gross revenue per average basic subscriber per month increased $2.71 or 4.3% in 2005.

The increase in programming services revenue is primarily due to an increase in basic and digital programming tier subscribers in 2005.  The increase in cable services segment’s allocable share of cable modem revenue is primarily due to growth in cable modem subscribers.  Partially offsetting this increase was a decrease in the percentage of cable modem revenues allocated to our cable services segment of approximately $803,000.  The decrease in the allocation primarily resulted from excluding revenues from certain features from allocable revenues.  The increase in equipment rental and installation fees revenue is primarily caused by the increased use of digital distribution technology.  The decrease in advertising sales revenue in 2005 is primarily caused by Olympic and political advertising in 2004 that did not recur in 2005.

Cable services segment Cost of Goods Sold increased 11.0% to $29.9 million in 2005 primarily due to a $407,000 refund received in 2004 from a supplier retroactive to August 2003, an arrangement with a supplier in which we earned a $328,000 rebate in 2004 upon us meeting a specified goal, and programming cost increases in 2005 for certain of our cable programming service offerings.

Cable Services Segment Operating Income

Cable services segment operating income decreased 11.8% to $23.4 million from 2004 to 2005 primarily due to the following:

•                  The 11.0% increase in Cost of Goods Sold to $29.9 million in 2005 described above,

•                  A 6.4% increase in cable services segment selling, general and administrative expenses to $29.9 million in 2005 primarily due to an increase in labor costs and contract labor and contract services expenses,

•                  Recognition of $302,000 as the cable services segment’s portion of the restructuring charge discussed further below, and

•                  A 10.8% increase in cable services segment depreciation and amortization expense to $21.0 million in 2005 as compared to 2004 primarily due to our investment in cable services segment equipment and facilities placed into service during 2004 for which a full year of depreciation was recorded in 2005, and our investment in cable services segment equipment and facilities placed into service during 2005 for which a partial year of depreciation was recorded in 2005.

The decrease in Cable services segment operating income was partially off-set by the 3.8% increase in cable services segment revenues to $105.3 million in 2005 described above.

MSO Operating Statistics

Our operating statistics include capital expenditures and customer information from our cable services segment and the components of our local access services and Internet services segments which offer services utilizing our cable services segment’s facilities.

Our capital expenditures by standard reporting category for the year ended December 31, 2005 and 2004 follows (amounts in thousands):

	2005	2004
Customer premise equipment	$18,600	16,772
Upgrade/rebuild	11,761	9,476
Line extensions	3,877	1,752
Scalable infrastructure	2,702	4,979
Support capital	935	1,427
Commercial	331	574
Sub-total	38,206	34,980

Remaining reportable segments and All Other capital expenditures	42,945	77,599
	$81,151	112,579

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable services segment’s facilities, encompassing voice, video, and data services, without regard to which services customers purchase.  At December 31, 2005 and 2004 we had 123,500 and 122,700 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets.  At December 31, 2005 and 2004 we had 236,300 and 208,300 revenue generating units, respectively.

Local Access Services Segment Overview

Local access services segment revenues represented 11.6% of consolidated revenues in 2005.  We generate local access services segment revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges.

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

Our local access services segment faces significant competition in Anchorage, Fairbanks, and Juneau from ACS, which is the largest ILEC in Alaska, and from Alascom in Anchorage for residential services.  Alascom has received certification from the RCA to provide local access services in Fairbanks and Juneau.  We believe our approach to developing, pricing, and providing local access services and bundling different business segment services will allow us to be competitive in providing those services.

In April 2004 we successfully launched our DLPS deployment utilizing our Anchorage coaxial cable facilities.  This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.  We plan to continue to deploy additional DLPS lines during the year ended December 31, 2006.

On September 23, 2005 and again on February 2, 2006, the RCA issued orders granting us certification to serve the service areas of Ketchikan Public Utilities, Cordova Telephone Cooperative, Copper Valley Telephone Cooperative, Matanuska Telephone Cooperative, the Glacier State area served by ACS of the Northland, Wrangell, Petersburg, Sitka, Seward, Bethel and Nome.

We plan to offer service in these new areas using a combination of methods.  To a large extent, we plan to use our existing cable network to deliver local services.  Where we do not have cable plant, we may use wireless technologies and resale of other carrier’s services.  We may lease portions of an existing carrier’s network or seek wholesale discounts, but our application is not dependent upon access to either unbundled network elements (“UNEs”) of the ILEC’s network or wholesale discount rates for resale of ILEC services.

On June 25, 2004, the RCA issued a comprehensive decision setting forth new rates for UNEs, resale, and terms and conditions for interconnection in the Anchorage arbitration.  Significantly, the RCA raised the loop rate in Anchorage to $19.15 but subsequently reduced the loop rate on reconsideration to $18.64.  The RCA also issued other various arbitration rulings adverse to us, including adopting ACS’ non-recurring and collocation cost models.  On December 7, 2004, the Commission issued a final order approving an interconnection agreement.  We have appealed various Commission arbitration rulings.

On September 30, 2005, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from the requirement that it provide access to UNEs, and that to the extent it voluntarily did so, that the pricing provisions of the Act would not apply.  We filed our opposition on January 9, 2006, and replies are due on February 23, 2006.  The FCC is required under statute to issue a decision by September 30, 2006, or on its own motion, in an additional 90 days.  If a decision is not issued within the required timeframe, the petition is deemed granted.  The ability to obtain UNEs is an important element of our local exchange and exchange access services business, and the outcome of this proceeding could result in a change in our ability to access segments of the Anchorage market via the facilities of the ILEC and the cost of doing so.  We cannot predict at this time the outcome of this proceeding or its impact on us; however, our net cost of providing local telephone services in Anchorage could be materially adversely affected by an adverse decision.

By letter, submitted also to the RCA, on January 12, 2004, we made a bona fide request for interconnection for the purposes of local access competition with MTA, under the provisions of the 1996 Telecom Act.  We submitted this request to MTA on the grounds that it waived its rural exemption under the terms of Section 251(f)(1)(C) when it launched its new video service through its wholly owned subsidiary MTA Vision, Inc. in competition with our cable television service.  MTA, however, refused to comply with the negotiation and arbitration provisions under the Act claiming that it still retains a rural exemption.  We filed a complaint with the RCA to resolve this dispute, and the RCA conducted a public hearing on the matter on October 20, 2004.  On February 22, 2005, the RCA released a ruling that MTA’s rural exemption for the areas served by MTA Vision, Inc. had been lifted and that we could negotiate and arbitrate interconnection with MTA.  We tendered a new interconnection request to MTA on February 25, 2005 and proceeded with such negotiations.  Negotiations were unsuccessful and an arbitration was requested on July 15, 2005.

Following our request for arbitration, MTA filed a petition with the RCA for a suspension or modification of its Section 251(c)(3) obligation to provision UNEs as well as its other 251(c) obligations as they related to UNEs.  The petition did not effect MTA’s obligation to provide resale at wholesale rates under Section 251(c)(4).  The RCA further granted a stay of the arbitration proceeding pending the outcome of MTA’s petition.  On December 20, 2005 the RCA granted MTA’s petition for a three year period and arbitration as to MTA’s remaining obligations recommenced.  We have appealed the RCA’s suspension and modification decision.

The arbitration was completed under the provisions of the 1996 Telecom Act in January 2006.  On January 18, 2006 an Interconnection Agreement by arbitration was submitted to the RCA for approval.  Such approval was granted on February 17, 2006.  We intend to commence local service entry into the Mat-Su Valley during 2007.

On May 2, 2005 we tendered an interconnection request to the City of Ketchikan d/b/a Ketchikan Public Utilities (“KPU”), which had been authorized by the RCA to provide video programming services through its KPU CommVision division on April 26, 2005.  Under the terms of Section 251(f)(1)(C) of the Telecommunications Act of 1996 KPU’s current rural exemption from negotiation will be forfeited if, and when, KPU commences offering video programming.  On June 3, 2005, we entered into a stipulation with KPU recognizing that KPU will forfeit its rural exemption and negotiations for interconnection will commence when KPU commences offering video programming.

Local Access Services Segment Revenues and Cost of Goods Sold

Selected key performance indicators for our local services segment follow:

	December 31,		Percentage Change
	2005	2004
Total lines in service	112,900	112,100	0.7%
DLPS lines in service	22,000	8,000	175.0%

A line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.  We estimate that our 2005 and 2004 total lines in service represent a statewide market share of approximately 26% and 24%, respectively.

Our access line mix follows:

	December 31,
	2005	2004
Residential customers	61%	60%
Business customers	36%	35%
Internet access customers	3%	5%

At December 31, 2005 and 2004 approximately 86% and 85%, respectively, of our lines are provided on our own facilities and leased local loops.  At December 31, 2005 and 2004 approximately 6% of our lines are provided using the UNE platform delivery method.

Local access services segment revenues increased 9.6% in 2005 to $51.5 million primarily due to the following:

•                  Growth in the average number of lines in service, and

•                  $2.3 million increase in support from the Universal Service Program.

Local access services segment Cost of Goods Sold decreased 2.5% to $28.4 million in 2005 primarily due to cost savings resulting from the increased deployment of DLPS lines in 2005.

The decrease in local access services segment Cost of Goods Sold is partially off-set by growth in the average number of lines in service and the increased costs resulting from the RCA’s Anchorage UNE arbitration settlement order in June 2004 which increased the UNE lease rate payable to ACS from $14.92 to $18.64 per line per month beginning on June 25, 2004.  Additionally, the UNE lease rates payable to ACS in Fairbanks and Juneau increased from $19.19 to $23.00 and $16.71 to $18.00, respectively, as of January 1, 2005.

Local Access Services Segment Operating Loss

Local access services segment operating loss decreased 20.7% to $4.5 million from 2004 to 2005 primarily due to the 9.6% increase in revenue to $51.5 million in 2005 discussed above and the 2.5% decrease in Cost of Goods Sold to $28.4 million discussed above.

The decrease in operating loss was partially off-set by the following:

•                  A 8.4% increase in local access services segment selling, general and administrative expenses to $19.9 million in 2005 primarily due to an increase in interconnect rates resulting from a renewed Anchorage interconnection agreement beginning in November 2004 and increased labor costs,

•                  Recognition of $194,000 as the local access services segment’s portion of the restructuring charge discussed further below, and

•                  A 45.8% increase in local access services segment depreciation and amortization expense to $7.2 million in 2005 as compared to 2004 primarily due to our investment in local access services segment equipment and facilities placed into service during 2004 for which a full year of depreciation was recorded in 2005, and our investment in local access services segment equipment and facilities placed into service during 2005 for which a partial year of depreciation was recorded in 2005.

The local access services segment operating results are negatively affected by the allocation of all of the benefit of access cost savings to the long-distance services segment.  If the local access services segment received credit for the access charge reductions recorded by the long-distance services segment, the local access services segment operating loss would have improved by approximately $6.8 million and $7.1 million in 2005 and 2004, respectively and the long-distance services segment operating income would have been reduced by equal amounts.

Internet Services Segment Overview

Internet services segment revenues represented 6.8% of consolidated revenues in 2005.  We generate Internet services segment revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) Internet services segment’s allocable share of cable modem revenue (a portion of cable modem revenue is also recognized by our cable services segment).

The primary factors that contribute to year-to-year changes in Internet services segment revenues include the average number of subscribers to our services during a given reporting period, the average monthly subscription rates, the amount of bandwidth purchased by large commercial customers, and the number and type of additional premium features selected.

Marketing campaigns continue to be deployed targeting residential and commercial customers featuring bundled products.  Our Internet offerings are bundled with various combinations of our long-distance, cable, and local access services segments’ offerings and provide free or discounted basic or premium Internet services.  Value-added premium Internet features are available for additional charges.

We compete with a number of Internet service providers in our markets.  We believe our approach to developing, pricing, and providing Internet services allows us to be competitive in providing those services.

Internet Services Segment Revenues and Cost of Goods Sold

Selected key performance indicators for our Internet services segment follow:

	December 31,		Percentage
	2005	2004	Change
Cable modem subscribers	77,400	65,500	18.2%
Dial-up subscribers	16,500	36,100	(54.3)%
Total Internet subscribers	93,900	101,600	(7.6)%

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

The decrease in dial-up subscribers is primarily due to subscribers converting to our cable modem service and non-revenue affecting adjustments to our customer database resulting from the implementation of a new customer service and provisioning information system.

Total Internet services segment revenues increased 15.4% to $30.0 million in 2005 primarily due to a 19.9% increase in its allocable share of cable modem revenues to $13.7 million in 2005 as compared to 2004.  The increase in cable modem revenues is primarily due to growth in cable modem subscribers and a decrease in the percentage of cable modem revenues allocated to our cable services segment resulting in a $803,000 increase in the Internet services segment’s allocable share of cable modem revenues.  The decrease in the allocation primarily resulted from removing certain features from the allocation calculation.  Additionally, in 2004 the Internet services segment sold services to Broadband services (included in the All Other category) and all of the revenue was eliminated from the Internet services segment.  In 2005 Broadband services and Internet services are operating under a revenue-share agreement that has resulted in an allocation of revenue between the Internet services segment and the All Other category.  Internet services segment revenue would have been $28.9 million and $26.0 million in 2005 and 2004, respectively, if the change in the external revenue distribution had not occurred.

Internet services Cost of Goods Sold increased 7.8% to $7.5 million in 2005 associated with increased Internet services segment revenues.

Internet Services Segment Operating Income

Internet services segment operating income increased 40.5% to $8.6 million from 2004 to 2005 primarily due to the 15.4% increase in Internet services segment revenues to $30.0 million in 2005 as described above.

The operating income increase is partially off-set by the following:

•                  The 7.8% increase in Cost of Goods Sold to $7.5 million as described above,

•                  A $172,000 increase in selling, general and administrative expenses to $9.5 million,

•                  Recognition of $152,000 as the Internet services segment’s portion of the restructuring charge discussed further below, and

•                  A 18.8% increase in Internet services segment depreciation and amortization expense to $4.0 million in 2005 as compared to 2004 primarily due to our investment in Internet services segment equipment and facilities placed into service during 2004 for which a full year of depreciation was recorded in 2005, and our investment in Internet services segment equipment and facilities placed into service during 2005 for which a partial year of depreciation was recorded in 2005.

All Other Overview

Revenues reported in the All Other category as described in note 12 in the accompanying “Notes to Consolidated Financial Statements” include our Broadband services, managed services, product sales, and cellular telephone services.

Revenues included in the All Other category represented 15.2% of total revenues in 2005.

We lease a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provide management and maintenance services for this capacity to a significant customer.  The telecommunications service agreement is for fifteen years and may be extended for up to two successive three-year periods and, upon expiration of the extensions, one additional year.  On March 24, 2005, the lessee announced that they had signed a contract with a competitor to build a microwave system to run parallel with our fiber optic cable system.  The lessee may utilize the microwave system in place of or in addition to our fiber optic cable system.  We have received notice from the lessee of their intent to amend our agreement.  We have agreed with the lessee that the agreement may be canceled by either party with 60 days written notice.  Revenue associated with this agreement totals approximately $13.2 million per year.  We are unable to predict the financial impact of this event on our results of operations, financial position and cash flows.  However, we believe that operating income from sales or leases of capacity and provision of other services on this fiber optic cable system to other customers will partially offset operating income reductions that may result if our contract is changed or cancelled.

All Other Revenues and Cost of Goods Sold

All Other revenues decreased 4.2% to $67.5 million in 2005 primarily due to $6.4 million earned in 2004 from an equipment sale and installation project and a $1.4 million decrease in product sales revenue primarily due to the sale of products to certain customers in 2004 that did not recur in 2005.  The decrease in All Other revenues is partially off-set by a 11.3% increase in managed services revenues to $31.6 million primarily due to special project revenue earned in 2005 for services sold to two customers and a 109.1% increase in revenues from our cellular telephone services to $7.1 million resulting from increased promotion of our digital cellular telephone service.

All Other revenues would have decreased from $70.5 million in 2004 to $68.9 million in 2005 if we had not changed the allocation of external revenue between our Internet services segment and Broadband services.  In 2004 all of a certain revenue stream was retained by Broadband services and the associated internal Cost of Goods Sold purchased from the Internet services segment was eliminated from the All Other category.  In 2005 Broadband services and Internet services operate under a revenue-share agreement that has resulted in an allocation of the revenue between the Internet services segment and the All Other category.

All Other Cost of Goods Sold increased 0.8% to $30.8 million in 2005 primarily due to increased costs associated with managed services and cellular telephone services revenues.  The increase in All Other Cost of Goods Sold is partially off-set by $5.8 million in costs in 2004 associated with an equipment sale and installation project and a $1.2 million decrease in costs associated with product sales revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4.8% to $154.5 million in 2005 primarily due to a $3.3 million increase in labor and health insurance costs resulting from an increased number of employees during the majority of 2005 as compared to 2004 and a $2.6 million increase in our company-wide success sharing bonus accrual.  The increase is partially off-set by a $1.2 million write-off in 2004 of previously capitalized mobile wireless network costs upon finalization of a long-term distribution agreement.  As a percentage of total revenues, selling, general and administrative expenses increased to 34.9% in 2005 from 34.7% in 2004, due to an increase in selling, general and administrative expenses without a proportional increase in revenues.

Restructuring Charge

On August 22, 2005 we committed to a reorganization plan to more efficiently meet the demands of technological and product convergence by realigning along customer lines rather than product lines.  Effective January 1, 2006 we will be reorganized under Consumer, Commercial, Network Access and Managed Broadband segments, replacing the Long Distance, Cable, Local Access and Internet services segments.  The reorganization plan included integration of several functions resulting in the layoff of 76 employees by November 30, 2005.  In 2005 we recognized a restructuring charge of approximately $2.0 million for workforce reduction costs across all functions.  The restructuring charge has been allocated to our reportable segments as follows (amounts in thousands):

Reportable segment:
Long-distance services	$584
Cable services	302
Local access services	194
Internet services	152
1,232
All other	735
Total restructuring charge	$1,967

Our estimate of the total costs to be incurred under this plan is $2.1 million.

Bad Debt Expense (Recovery)

Bad debt expense (recovery) increased approximately 200.5% to a net expense of $1.1 million in 2005.  The increase is primarily due to allowances established for certain Broadband services customers and a decrease in the realization of the MCI credit through a reduction to bad debt expense, as further discussed above in “Long Distance Services Segment Overview,” to $3.3 million in 2005 from $4.2 million in 2004.  The remaining unused MCI credit is $370,000 at December 31, 2005.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 17.9% to $74.1 million in 2005.  The increase is primarily due to the following:

•                  Our $122.9 million investment in equipment and facilities placed into service during 2004 for which a full year of depreciation was recorded in 2005,

•                  The $95.3 million investment in equipment and facilities placed into service during the year ended December 31, 2005 for which a partial year of depreciation was recorded in 2005, and

•                  A $1.6 million increase in depreciation expense during 2005 due to the decreased useful life of our satellite transponders resulting from the failure of the propulsion system on the Galaxy XR satellite.

Other Expense, Net

Other expense, net of other income, increased 6.2% to $39.7 million in 2005 primarily due to following:

•                  As described further in “Liquidity and Capital Resources” below, we finalized a $215.0 Amended and Restated Senior Secured Credit Facility in August 2005 to replace our May 21, 2004 Senior Credit Facility resulting in the following increased expenses:

•                  We recognized a $2.8 million Loss on Early Extinguishment of Debt in 2005 resulting from termination of our Satellite Transponder Capital Lease,

•                  We recognized approximately $1.8 million in Amortization and Write-off of Loan and Senior Notes Fees in 2005 because a portion of the Amended Senior Credit Facility was a substantial modification of the May 21, 2004 Senior Credit Facility, and

•                  An increase in interest expense of approximately $2.9 million in 2005 due to an increase in the outstanding balance owed on the new facility.

•                  An increase in interest expense of approximately $4.4 million in 2005 on our new Senior Notes due to an increase in the outstanding balance owed, and

•                  An increase in interest expense of approximately $1.1 million in 2005 due to construction period interest expense capitalization in 2004.

Partially offsetting the increases described above were the following:

•                  Decreased interest rates on our Senior Credit Facility and Senior Notes in 2005 as compared to 2004,

•                  In 2004 we paid bond call premiums totaling $6.1 million to redeem our old Senior Notes, and

•                  As a result of redeeming our old Senior Notes we recognized $2.3 million in unamortized old Senior Notes fee expense in 2004.

Income Tax Expense

Income tax expense was $16.0 million in 2005 and $17.5 million in 2004.  The change is primarily due to an increase in income tax expense in 2004 resulting from a true-up of the deferred tax assets and liabilities associated primarily with fixed assets and net operating loss carryforwards.  Our effective income tax rate decreased from 45.1% in 2004 to 43.4% in 2005 due to adjustments to deferred tax assets and liabilities balances in 2004.  Partially offsetting this decrease were increases in nondeductible entertainment expenses in 2005.

At December 31, 2005, we have (1) tax net operating loss carryforwards of approximately $164.2 million that will begin expiring in 2009 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.0 million available to offset regular income taxes payable in future years.  We utilized federal tax net operating loss carryforwards of approximately $13.4 million in 2005.  We estimate that we will utilize federal tax net operating loss carryforwards of $35.0 million to $37.0 million in 2006.  Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.  See note 10 in the accompanying “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Report.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax rate for financial statement purposes will be 42% to 44% in the year ended December 31, 2006.

Year Ended December 31, 2004 (“2004”) Compared To Year Ended December 31, 2003 (“2003”)

Overview of Revenues and Cost of Goods Sold

Total revenues increased 8.7% from $390.8 million in 2003 to $424.8 million in 2004.  All of our segments and All Other Services contributed to the increase in total revenues.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 11.3% from $125.4 million in 2003 to $139.6 million in 2004.  Increases in cable services, local access services, and Internet services segments and All Other

Services Cost of Goods Sold were partially off-set by decreased long-distance services segment Cost of Goods Sold.  See the discussion below for more information by segment.

Long-Distance Services Segment Overview

Long-distance services segment revenue in 2004 represented 42.4% of consolidated revenues.  Our provision of interstate and intrastate long-distance services, private line and leased dedicated capacity services, and broadband services accounted for 91.0% of our total long-distance services segment revenues during 2004.  Please refer to our discussion of the 2005 results of operations for more information about the long-distance services segment.

Long-distance Services Segment Revenues

Total long-distance services segment revenues increased 0.3% to $180.0 million in 2004.  The components of long-distance services segment revenues are as follows (amounts in thousands):

	Year Ended December 31,		Percentage Change
	2004	2003

Common carrier message telephone services	$81,873	91,700	(10.7)%
Residential, commercial and governmental message telephone services	39,045	39,701	(1.7)%
Private line and private network services	42,885	37,123	15.5%
Lease of fiber optic cable system capacity	16,159	10,876	48.6%
Total long-distance services segment revenue	$179,962	179,400	0.3%

Common Carrier Message Telephone Services Revenue

The 2004 decrease in message telephone service revenues from other common carriers (principally MCI) resulted from the following:

•                  A 10.0% decrease in the average rate per minute on minutes carried for other common carriers primarily due to the decreased average rate per minute as agreed to in the June 2004 amendment of our contract to provide interstate and intrastate long-distance services to a certain other common carrier customer and in the July 2003 extension of our contract to provide interstate and intrastate long-distance services to MCI,

•                  A $708,000 credit given to a certain other common carrier customer in the fourth quarter of 2004 resulting from a rate per minute overcharge in 2004 and 2003, and

•                  A $411,000 increase in 2004 as compared to 2003 in a discount given to a certain other common carrier customer which started in the third quarter of 2003.

The decrease in message telephone service revenues from other common carriers in 2004 was partially off-set by a 1.9% increase in wholesale minutes carried to 891.2 million minutes.

Residential, Commercial and Governmental Message Telephone Services Revenue

Selected key performance indicators for our offering of message telephone service to residential, commercial and governmental customers follow:

	Year Ended December 31,		Percentage Change
	2004	2003
Retail minutes carried	305.9 million	284.3 million	7.6%
Average rate per minute (1)	$0.131	$0.138	(5.1)%

(1)          Residential, commercial, and governmental message telephone services revenues excluding plan fees associated with the carriage of data services divided by the retail minutes carried.

We had 91,300 and 85,600 active residential, commercial and governmental customers at December 31, 2004 and 2003, respectively.  An active customer is a subscriber who has had calling activity during December 2004 and 2003, respectively.

The decrease in message telephone service revenues from residential, commercial, and governmental customers in 2004 is primarily due to a decrease in the average rate per minute.  Our average rate per minute decrease is primarily due to our promotion of and customers’ enrollment in calling plans offering a certain number of minutes for a flat monthly fee.

The decrease in message telephone service to residential, commercial and governmental customers in 2004 is partially off-set by the following:

•                  Increased minutes carried for these customers primarily due to our contract to provide services to the State of Alaska starting in the first quarter of 2004, and

•                  An increase in the number of active residential, commercial, and governmental customers billed primarily due to our promotion of and our customers’ enrollment in a new bundled offering to our residential customers, partially off-set by the effect of customers substituting cellular phone, prepaid calling card, and email usage for direct dial minutes.

Fiber Optic Cable System Capacity Lease Revenue

The increase in revenues from the lease of fiber optic cable system capacity is primarily due to a lease of capacity on the AULP East fiber optic cable system resulting in increased monthly revenue of approximately $430,000 starting in July 2004.

Long-distance Services Segment Cost of Goods Sold

Long-distance services segment Cost of Goods Sold decreased 2.0% to $46.0 million in 2004 primarily due to reductions in access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic.  The statewide average cost savings is approximately $.010 and $.061 per minute for interstate and intrastate traffic, respectively.  We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows.

The decrease in the long-distance services segment Cost of Goods Sold is partially off-set by the following:

•                  A 7.6% increase in retail minutes carried,

•                  A 1.9% increase in wholesale minutes carried,

•                  A $2.3 million refund ($1.9 million after deducting certain direct costs) in 2003 from a local exchange carrier in respect of its earnings that exceeded regulatory requirements that did not recur in 2004, and

•                  In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.  Our favorable adjustments decreased to $2.2 million in 2004 from $3.4 million in 2003.

Long-distance Services Segment Operating Income

Long-distance services segment operating income increased 3.4% to $83.0 million from 2003 to 2004 primarily due to the following:

•                  The 0.3% increase in long-distance services segment revenues to $180.0 million in 2004,

•                  The 2.0% decrease in long-distance services segment costs of goods sold to $46.0 million in 2004, as discussed above,

•                  Bad debt recovery increased $1.9 million to a net recovery of $3.1 million in 2004.  The 2004 increase is primarily due to realization of approximately $4.2 million of the MCI credit through a reduction to bad debt expense in 2004, as further discussed in the “Long Distance Service Overview” in the section above titled “Year Ended December 31, 2005 Compared To Year Ended December 31, 2004.”  We realized approximately $2.8 million of the MCI credit through a reduction to bad debt expense in 2003, and

•                  In 2003, we reported an impairment charge of $5.4 million representing the remaining net book value recorded for our North Pacific Cable asset as further described in the “Impairment Charge” section below.

The long-distance services segment operating income increase was partially off-set by the following:

•                  A 3.7% increase in long-distance services segment selling, general and administrative expenses to $31.6 million primarily due to an approximately $1.0 million increase in fiber repair expenses in 2004 compared to 2003.  The increase in fiber repair expenses is the result of the repair of AULP East in July 2004 with a total repair cost of approximately $311,000 and the reversal of an accrual for estimated fiber repair costs of $700,000 in 2003, and

•                  A 28.8% increase in long-distance services segment depreciation and amortization expense to $22.6 million in 2004 as compared to 2003 primarily due to our investment in long-distance services segment equipment and facilities placed into service during the year ended December 31, 2003 for which a full year of depreciation was recorded in the year ended December 31, 2004, and our investment in long-distance services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a partial year of depreciation was recorded in the year ended December 31, 2004.

Cable Services Segment Overview

Cable services segment revenues in 2004 represented 23.9% of consolidated revenues.  Please refer to our discussion of the 2005 results of operations for more information about the cable services segment.

Cable Services Segment Revenues and Cost of Goods Sold

Selected key performance indicators for our cable services segment follow:

	December 31,		Percentage Change
	2004	2003
Basic subscribers	134,700	134,400	0.2%
Digital programming tier subscribers	46,100	34,900	32.1%
Cable modem subscribers	65,500	46,600	42.4%
Homes passed	207,200	202,200	2.5%

The increases in digital programming tier subscribers and cable modem subscribers are primarily due to customers migrating to bundled product offerings that include digital programming and cable modem service.

The components of cable services segment revenues are as follows (amounts in thousands):

	Year Ended December 31,		Percentage Change
	2004	2003
Programming services	$73,665	73,206	0.6%
Cable modem services (cable services segment’s allocable share)	12,790	10,927	17.0%
Equipment rental and installation fees	9,777	7,796	25.4%
Advertising sales	4,343	3,262	33.1%
Other	862	813	6.0%
Total cable services segment revenue	$101,437	96,004	5.7%

Average gross revenue per average basic subscriber per month increased $3.27 or 5.4% in 2004.

The increase in cable services segment revenues is primarily due to the following:

•                  A 76.8% increase in digital set-top box rental revenue to $8.2 million in 2004 primarily caused by the increased use of digital distribution technology,

•                  A 17.1% increase in its share of cable modem revenue (offered through our Internet services segment) to $12.8 million in 2004 due to an increased number of cable modems deployed.  Approximately 99% of our cable homes passed are able to subscribe to our cable modem service, and

•                  A 33.1% increase in advertising sales revenue to $4.3 million in 2004 primarily caused by an increase in Olympic and national and local political advertising.

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

Cable Services Segment Operating Income

Cable services segment operating income increased $1.3 million to $26.5 million from 2003 to 2004 primarily due to the 5.7% increase in cable services segment revenues to $101.4 million in 2004, partially off-set by the following:

•                  The 3.7% increase in cable services segment Costs of Goods Sold to $27.0 million in 2004, as described above,

•                  A $999,000 increase in cable services segment selling, general and administrative expenses to $28.1 million primarily due to a $408,000 increase in labor and employee benefits costs, and

•                  A 11.3% increase in cable services segment depreciation and amortization expense to $19.0 million in 2004 as compared to 2003 primarily due to our investment in cable services segment equipment and facilities placed into service during the year ended December 31, 2003 for which a full year of depreciation was recorded in the year ended December 31, 2004, and our investment in cable services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a partial year of depreciation was recorded in the year ended December 31, 2004.

MSO Operating Statistics

Our operating statistics include capital expenditures and customer information from our cable services segment and the components of our local access services and Internet services segments which offer services utilizing our cable services segment’s facilities.

Our capital expenditures by standard reporting category for the year ended December 31, 2004 and 2003 follows (amounts in thousands):

	2004	2003
Customer premise equipment	$16,772	10,713
Upgrade/rebuild	9,476	3,800
Scalable infrastructure	4,979	2,221
Line extensions	1,752	1,270
Support capital	1,427	503
Commercial	574	705
Sub-total	34,980	19,212

Remaining reportable segments and All Other capital expenditures	76,824	43,267
	$111,804	62,479

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable services segment’s facilities, encompassing voice, video, and data services, without regard to which services customers purchase.  At December 31, 2004 and 2003 we had 122,700 and 121,900 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets.  At December 31, 2004 and 2003 we had 208,300 and 180,400 revenue generating units, respectively.

Local Access Services Segment Overview

During 2004 local access services segment revenues represented 11.0% of consolidated revenues.  Please refer to our discussion of the 2005 results of operations for more information about the local access services segment.

Local Access Services Segment Revenues and Cost of Goods Sold

Selected key performance indicators for our local services segment follow:

	December 31,		Percentage Change
	2004	2003
Total lines in service	112,100	106,100	5.7%
DLPS lines in service	8,000	—	NA

A line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.  We estimate that our 2004 and 2003 total lines in service represent a statewide market share of approximately 24% and 22%, respectively.

Our access line mix follows:

	December 31,
	2004	2003
Residential customers	60%	58%
Business customers	35%	35%
Internet access customers	5%	7%

At December 31, 2004 and 2002 approximately 85% and 86%, respectively, of our lines are provided on our own facilities and leased local loops.  At December 31, 2004 and 2003 approximately 6% and 5%, respectively, of our lines are provided using the UNE platform delivery method.

Local Access Services Segment Revenues and Cost of Goods Sold

Local access services segment revenues increased 20.4% in 2004 to $47.0 million primarily due to the following:

•                  Growth in the number of lines in service from 106,100 to 112,100,

•                  $1.5 million increase to $4.1 million in support from the Universal Service Program, and

•                  $2.0 million increase in revenues to $2.2 million from our phone directories.

The increase in local access services segment revenues is partially off-set by access rate decreases.

Local access services segment Cost of Goods Sold increased 22.4% to $29.1 million in 2004 primarily due to the growth in the average number of lines in service and the increased costs resulting from the RCA’s Anchorage UNE arbitration settlement order in June 2004 discussed above.

Local Access Services Segment Operating Loss

Local access services segment operating loss decreased 7.9% to ($5.7) million from 2003 to 2004 primarily due to the 20.4% revenue increase to $47.0 million partially off-set by the following:

•                  The 22.4% increase in Cost of Goods Sold to $29.1 million,

•                  A $598,000 increase in local services segment selling, general and administrative expenses to $18.3 million, and

•                  A 39.1% increase in local services segment depreciation, amortization and accretion expense to $4.9 million in 2004 as compared to 2003 primarily due to our investment in local access services segment equipment and facilities placed into service during the year ended December 31, 2003 for which a full year of depreciation was recorded in the year ended December 31, 2004, and our investment in local access services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a partial year of depreciation was recorded in the year ended December 31, 2004.

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

Internet Services Segment Overview

During 2004 Internet services segment revenues represented 6.1% of consolidated revenues.  Please refer to our discussion of the 2005 results of operations for more information about the Internet services segment.

Internet Services Segment Revenues and Cost of Goods Sold

Selected key performance indicators for our Internet services segment follow:

	December 31,		Percentage Change
	2004	2003
Cable modem subscribers	65,500	46,000	42.4%
Dial-up subscribers	36,100	49,600	(27.2)%
Total Internet subscribers	101,600	95,600	6.3%

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

Internet Services Segment Operating Income

Internet services segment operating income increased 168.8% to $6.1 million from 2003 to 2004 primarily due to the 30.9% increase in Internet services segment revenues to $26.0 million in 2004 partially off-set by the 19.3% increase in Internet services segment Cost of Goods Sold to $7.0 million in 2004, and a $788,000 increase in selling, general and administrative expenses to $9.4 million.  The increase in selling, general and administrative expenses is due to an approximately $771,000 increase in labor and employee benefits costs.

All Other Overview

Revenues included in the All Other category represented 16.6% of total revenues in 2004.  Please refer to our discussion of the 2005 results of operations for more information about the All Other category.

All Other Revenues and Cost of Goods Sold

All Other revenues increased 24.7% to $70.5 million in 2004.  The increase is primarily due to the following:

•                  $6.4 million in special project revenue earned from our fiber system that transits the Trans Alaska oil pipeline corridor in 2004,

•                  Increased monthly revenue earned from our fiber system that transits the Trans Alaska oil pipeline corridor,

•                  Revenue generated from our contract to provide services to the State of Alaska starting in the first quarter of 2004,

•                  Special project revenue for services sold to the State of Alaska,

•                  An increased number of circuits leased to rural hospitals, health clinics, and rural school districts to both existing and a new customer resulting in increased revenue of $2.2 million, and

•                  A $2.7 million increase in special project revenue for services sold to the federal government.

The increase described above is partially off-set by a $685,000 decrease in product sales revenue to $2.2 million in 2004.  The decrease is due to sales of product to two customers in 2003 that were not repeated in 2004.

All Other Cost of Goods Sold increased 33.8% to $30.5 million in 2004.  The increase in All Other Cost of Goods Sold is primarily due to the following:

•                  A $5.7 million increase to $5.8 million in costs associated with special project revenue earned from our fiber system that transits the Trans Alaska oil pipeline corridor in 2004,

•                  Costs associated with increased monthly revenue earned from our recurring service contracts in 2004,

•                  A 26.8% increase to $8.2 million in costs associated with the increased revenue generated from circuits leased to rural hospitals, health clinics, and rural school districts and

•                  Costs associated with the special project revenue described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6.2% to $147.4 million in 2004 primarily due to the following:

•                  A $7.1 million increase in labor and health insurance costs,

•                  A $4.6 million increase in contract labor and contract services expenses associated with our Sarbanes-Oxley Act of 2002 (“SOX”) Section 404 compliance efforts and other special projects,

•                  A $1.2 million write-off of previously capitalized mobile wireless network costs upon finalization of a long-term distribution agreement, and

•                  A $1.0 million increase in fiber repair expenses in 2004 and compared to 2003.  The increase in fiber repair expenses is the result of the repair of AULP East in July 2004 with a total repair cost of approximately $311,000 and the reversal of an accrual for estimated fiber repair costs of $700,000 in 2003.

The increases described above are partially off-set by a $4.1 million decrease in our company-wide success sharing bonus accrual.  As a percentage of total revenues, selling, general and administrative expenses decreased to 34.7% in 2004 from 35.5% in 2003, primarily due to an increase in revenues without a corresponding increase in selling, general and administrative expenses.

Bad Debt Recovery

Bad debt recovery increased $896,000 to a net recovery of $1.1 million in 2004.  The 2004 increase is primarily due to realization of approximately $4.2 million of the MCI credit through a reduction to bad debt expense in 2004, as further discussed in the “Long Distance Service Overview” above.  We realized approximately $2.8 million of the MCI credit through a reduction to bad debt expense in 2003.

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

Depreciation and Amortization Expense

Depreciation and amortization expense increased 19.1% to $62.9 million in 2004.  The increase is primarily attributed to our $45.8 million investment in equipment and facilities placed into service during 2003 for which a full year of depreciation was recorded in 2004, and the $122.9 million investment in equipment and facilities placed into service during 2004 for which a partial year of depreciation was recorded in 2004.

Other Expense, Net

Other expense, net of other income, decreased 12.1% to $37.4 million in 2004 primarily due to a $7.9 million decrease in interest expense in 2004 on our new Senior Credit Facility due to a decrease in the average outstanding balance owed on our new Senior Credit Facility and a decreased average new Senior Credit Facility interest rate as compared to 2003.

Partially offsetting the decreases described above were the following:

•                  In 2004 we paid bond call premiums totaling $6.1 million to redeem our old Senior Notes,

•                  As a result of redeeming our old Senior Notes in 2004 we recognized $2.3 million in unamortized old Senior Notes fee expense, and

•                  A $1.6 million increase in interest expense on our new Senior Notes due to an increase in the outstanding balance owed, partially off-set by a decreased interest rate in 2004 as compared to 2003.

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

Cumulative Effect of a Change in Accounting Principle

On January 1, 2003 we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” and recorded the cumulative effect of accretion and depreciation expense as a cumulative effect of a change in accounting principle of approximately $544,000, net of income tax benefit of $367,000.

Fluctuations in Fourth Quarter Results of Operations

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2005
Total revenues	$106,510	110,665	113,761	112,090	443,026
Operating income	$16,778	18,059	18,361	23,332	76,530
Net income	$4,663	5,284	2,285	8,599	20,831
Basic net income per common share	$0.08	0.10	0.04	0.16	0.38
Diluted net income per common share (1)	$0.08	0.09	0.04	0.15	0.37

2004
Total revenues	$108,916	103,786	106,622	105,502	424,826
Operating income	$19,449	19,264	21,443	15,950	76,106
Net income	$1,925	7,725	9,295	2,307	21,252
Basic net income per common share	$0.03	0.13	0.15	0.04	0.35
Diluted net income per common share	$0.02	0.13	0.15	0.04	0.34

(1)   Due to rounding, the sum of quarterly net income per common share amounts does not agree to total year net income per common share.

The following describes unusual or infrequently occurring items recognized in the following quarters of 2005 and 2004:

•                  In the fourth quarter of 2005, we recognized a decrease in Cost of Goods Sold upon the receipt of  $9.1 million from the settlement of four separate claims with AT&T and Alascom pursuant to a master agreement,

•                  In the third quarter of 2005 we recognized a restructuring charge of approximately $1.9 million for workforce reduction costs across all functions.  An additional restructuring charge of $73,000 was recognized in the fourth quarter of 2005,

•                  In the first, second, third and fourth quarters of 2005 we recognized approximately $893,000, $996,000, $1.4 million and $0, respectively, in recoveries of bad debt expense for uncollected accounts due from MCI.  In the first, second, third and fourth quarters of 2004 we recognized approximately $1.2 million, $1.1 million, $1.1 million and $824,000, respectively, in recoveries of bad debt expense for uncollected accounts due from MCI,

•                  In the third quarter of 2005 we recognized a $2.8 million Loss on Early Extinguishment of Debt resulting from termination of our Satellite Transponder Capital Lease,

•                  In the third quarter of 2005 we recognized approximately $1.8 million in Amortization and Write-off of Loan and Senior Notes Fees because a portion of the Amended Senior Credit Facility was a substantial modification of the May 21, 2004 Senior Credit Facility,

•                  In first quarter of 2004 we paid bond call premiums totaling $6.1 million to redeem our old Senior Notes,

•                  In first quarter of 2004 we recognized $2.3 million in unamortized old Senior Notes fee expense as a result of redeeming our old Senior Notes, and

•                  In the fourth quarter of 2004 we recognized an approximately $3.1 million increase in income tax expense resulting from a true-up of the deferred tax assets and liabilities associated primarily with fixed assets and net operating loss carryforwards.

Liquidity and Capital Resources

Cash flows from operating activities totaled $114.9 million for the year ended December 31, 2005 as compared to $98.8 million for the year ended December 31, 2004.  The 2005 increase is primarily due to increased cash flow from our long-distance services, local access services, and Internet services segments, partially off-set by decreased cash flows from our cable services segment and All Other Services.

Other sources of cash during the year ended December 31, 2005 included $38.8 million in borrowings on our Amended Senior Credit Facility, as discussed below, and $4.0 million from the issuance of our Class A common stock.  Other uses of cash during the year ended December 31, 2005 included expenditures of $79.8 million for property and equipment, including construction in progress, $39.0 million in capital lease obligation repayments, the purchase of $15.9 million of common stock to be retired and to be held in treasury for general corporate purposes, and the $6.6 million repurchase of the remaining 4,314 shares of our Series B preferred stock.

Working capital totaled $76.5 million at December 31, 2005, a $27.5 million increase as compared to $49.0 million at December 31, 2004.  The increase is primarily due to the $9.1 million received in December 2005 upon settlement of the litigation with AT&T, a $5.7 million increase in the current deferred tax asset for the net operating loss carryforward we expect to utilize during the year ended December 31, 2006, and the $4.6 million decrease in the portion of our Senior Credit Facility classified as current maturity at December 31, 2005 as compared to December 31, 2004 due to the amendment of our Senior Credit Facility discussed below.  The increases are partially off-set by a $2.6 million increase in accrued payroll primarily due to an increased accrual for company-wide success sharing bonus costs.

Net receivables increased $850,000 from December 31, 2004 to December 31, 2005 primarily due to the following:

•                  An increase in trade receivables from our residential, commercial and governmental message telephone service customers resulting from the implementation of a new customer service and provisioning information system.  After our September 1, 2005 implementation we delayed the issuance of some customer invoices.  Our bill processing returned to normal in December 2005 and we expect the net receivables balance to decrease accordingly,

•                  An increase in trade receivables for broadband services provided to hospitals and health clinics, and

•                  An increase in the Universal Service Program trade receivable.

The increase was partially off-set by the timing of payments on trade receivables from a certain large customer and receipt of payment in 2005 for a special project included in net receivables at December 31, 2004.

Senior Notes

We have outstanding Senior Notes of $316.3 million at December 31, 2005.  We pay interest of 7.25% on the Senior Notes and they are due in 2014.  The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the life of the Senior Notes.

The Senior Notes are not redeemable prior to February 15, 2009.  At any time on or after February 15, 2009, the Senior Notes are redeemable at our option, in whole or in part, on not less than thirty days nor more than sixty days notice, at the following redemption prices, plus accrued and unpaid interest (if any) to the date of redemption:

If redeemed during the twelve month period commencing February 1 of the year indicated:	Redemption Price
2009	103.625%
2010	102.417%
2011	101.208%
2012 and thereafter	100.000%

We may, on or prior to February 17, 2007, at our option, use the net cash proceeds of one or more underwritten public offerings of our qualified stock to redeem up to a maximum of 35% of the initially outstanding aggregate principal amount of our Senior Notes at a redemption price equal to 107.25% of the principal amount of the Senior Notes, together with accrued and unpaid interest, if any, thereon to the date of redemption, provided that not less than 65% of the principal amount of the Senior Notes originally issued remain outstanding following such a redemption.

The Senior Notes restrict GCI, Inc. and certain of its subsidiaries from incurring debt in most circumstances unless the result of incurring debt does not cause our leverage ratio to exceed 6.0 to one.  The Senior Notes do not allow debt under the Amended Senior Credit Facility to exceed the greater of (and reduced by certain stated items):

•                  $250 million, reduced by the amount of any prepayments, or

•                  3.0 times earnings before interest, taxes, depreciation and amortization for the last four full fiscal quarters of GCI, Inc. and certain of its subsidiaries.

The Senior Notes limit our ability to make cash dividend payments.

In 2004 we conducted a Consent Solicitation and Tender Offer for our old Senior Notes which were replaced by our current Senior Notes.  The total redemption cost was $186.1 million.  The premium to redeem our old Senior Notes was $6.1 million (excluding interest cost of $1.3 million) and was recognized as a loss on early extinguishment of debt, a component of Other Income (Expense), during the year ended December 31, 2004 in our Consolidated Statements of Operations.

Semi-annual interest payments of approximately $11.6 million were paid in February 2005 and August 2005.  The next semi-annual interest payment is due February 2006.

We were in compliance with all Senior Notes loan covenants at December 31, 2005.

Amended Senior Credit Facility

We have an outstanding Amended Senior Credit Facility of $159.2 million at December 31, 2005.  On August 31, 2005 our April 2004 Senior Credit Facility was amended and restated.  The Amended Senior Credit Facility includes a $160.0 million term loan and a $55.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  Our term loan is fully drawn and we have letters of credit outstanding totaling $5.5 million at December 31, 2005, which leaves $49.5 million available to draw under the revolving credit facility if needed.  We have not borrowed under the revolving credit facility in 2005.  Our Amended Senior Credit Facility is due in 2012.

Proceeds from the amendment were used to pay down our previous Senior Credit Facility and to pay off our Satellite Transponder Capital Lease with the remainder used to pay financing fees.  Outstanding principal of $35.8 million on the Satellite Transponder Capital Lease was repaid, and we incurred a $2.8 million charge due to the early termination of the capital lease which is classified as Loss on Early Extinguishment of Debt during the year ended December 31, 2005 in our Consolidated Statements of Operations.

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

Total Leverage Ratio (as defined)	Applicable Margin
> 3.75	0.175%
> 3.25 but < 3.75	0.150%
> 2.75 but < 3.25	0.125%
< 2.75	0.100%

The commitment fee we are required to pay on the unused portion of the commitment was reduced to 0.375%.

The Amended Senior Credit Facility increased our allowed Total Leverage Ratio (as defined) limit to 4.50:1.0 and our Senior Debt Ratio (as defined) limit to 2.25:1.0.  Our Fixed Charge Coverage Ratio (as defined) must be less than 1.0:1.0.

The amendment was a substantial modification of our April 2004 Senior Credit Facility and we therefore recognized $1.8 million in Amortization and Write-off of Loan and Senior Notes Fees during the year ended December 31, 2005 in our Consolidated Statements of Operations.  Deferred loan fees of $362,000 were determined not to be a substantial modification and continue to be amortized over the life of the Amended Senior Credit Facility.

In connection with the Amended Senior Credit Facility, we paid bank fees and other expenses of $946,000 during the year ended December 31, 2005.

Borrowings under the Amended Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items.  We were in compliance with all Amended Senior Credit Facility loan covenants at December 31, 2005.

As of December 31, 2005 maturities of long-term debt under the Amended Senior Credit Facility were as follows (amounts in thousands):

Years Ending December 31,
2006	$1,600
2007	1,600
2008	1,600
2009	1,600
2010	1,600
2011 and thereafter	151,200
$159,200

Capital Expenditures

Our expenditures for property and equipment, including construction in progress, totaled $79.8 million and $111.8 million during the years ended December 31, 2005 and 2004, respectively.  Our capital expenditures requirements in excess of approximately $25 million per year are largely success driven and are a result of the progress we are making in the marketplace.  We expect our 2006 expenditures for property and equipment for our core operations, including construction in progress, to total $80.0 million to $90.0 million, depending on available opportunities and the amount of cash flow we generate during 2006.

Planned capital expenditures over the next five years include those necessary for maintenance of existing facilities, growth of our long-distance, local exchange, cable and Internet facilities, improving network integrity, continuing deployment of DLPS, adding new products, and introducing new facilities and automation to reduce costs.

To ensure the necessary equipment is available to us as we expand our DLPS service delivery method we have entered into an agreement to purchase a certain number of outdoor, network powered multi-media adapters and other vendor equipment.  The agreement has a remaining outstanding commitment at December 31, 2005 of $6.9 million of which approximately $3.8 million, $2.7 million, and $400,000 are expected to be paid during the years ended December 31, 2006, 2007 and 2008, respectively.

Share Repurchases

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

GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class B common stock.  Our Board of Directors authorized us and we obtained permission from our lenders for up to $30.0 million of repurchases through December 31, 2005.  We are authorized to continue our stock repurchases of up to $5.0 million per quarter indefinitely, to purchase an additional $10.0 million during the six months ended June 30, 2006, and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During the year ended December 31, 2005 we repurchased 1,721,112 shares of our Class A common stock at a cost of approximately $16.1 million.  We expect to continue the repurchases for an indefinite period subject to the availability of free cash flow, availability under our credit facilities, and the price of our Class A and Class B common stock.  The repurchases have and will continue to comply with the restrictions of SEC rule 10b-18.

Other Expenditures

We have an agreement with Alaska Airlines, Inc. (“Alaska Airlines”) to offer our residential and business customers who make qualifying purchases from us the opportunity to accrue mileage awards in the Alaska Airlines Mileage Plan.  The agreement as amended requires the purchase of Alaska Airlines miles during the year ended December 31, 2005 and in future years.  The agreement has a remaining commitment at December 31, 2005 totaling $10.8 million.

We agreed to invest approximately $29.5 million in exchange for a majority equity interest in Alaska DigiTel, a small Alaska PCS provider.  The existing owners will retain a minority ownership interest and voting control of Alaska DigiTel.  The exact percentage and dollar amounts for our interest in Alaska DigiTel will vary in proportion to the amount the existing owners elect to retain, but we expect to own between 75% and 85% after completion of the transaction.  The transaction is based on a post closing enterprise valuation of $37.0 million for Alaska DigiTel.  We will fund the transaction from cash on hand, by drawing down additional debt, or a combination of the two.  MTA filed a petition with the FCC against our application in February 2006.  The DigiTel transaction requires certain regulatory approvals and we are uncertain when it will close.

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

We believe that we will be able to meet our liquidity and capital requirements, and fixed charges during the upcoming year through our cash flows from operating activities, existing cash, cash equivalents, short-term investments, credit facilities, and other external financing and equity sources.  Should cash flows be insufficient to support additional borrowings and principal payments scheduled under our existing credit facilities, capital expenditures will likely be reduced.

New Accounting Standards

For a discussion of our new accounting standards see note 1(ai) in the accompanying “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Report.

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

Those policies considered to be critical accounting policies for the year ended December 31, 2005 are described below.

•                  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  We also maintain an allowance for doubtful accounts based on our assessment of the likelihood that our customers will satisfactorily comply with rules necessary to obtain supplemental funding from the Universal Service Administration Company (“USAC”) for services provided by us under our packaged communications offerings to rural hospitals, health clinics and school districts.  We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, regulatory requirements, and our customers’ compliance with USAC rules.  If the financial condition of our customers were to deteriorate or if they are unable to emerge from reorganization proceedings, resulting in an impairment of their ability to make payments, additional allowances may be required.  If their financial condition improves or they emerge successfully from reorganization proceedings, allowances may be reduced.  Such allowance changes could have a material effect on our consolidated financial condition and results of operations.

•                  We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS No. 141, “Business Combinations.”  Goodwill and indefinite-lived assets such as our cable certificates are not amortized but are subject, at a minimum, to annual tests for impairment and quarterly evaluations of whether events and circumstances continue to support an indefinite useful life as required by SFAS No. 142, “Goodwill and Other Intangible Assets.”  Other intangible assets are amortized over their estimated useful lives using the straight-line method, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount as required by SFAS No. 142.  The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of the applicability of quoted market prices in active markets and, if quoted market prices are not available and/or are not applicable, how the acquired asset will perform in the future using a discounted cash flow analysis.  Estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe.  Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, performance compared to peers, material and ongoing negative economic trends, and specific industry or market sector conditions.  In determining the reasonableness of cash flow estimates, we review historical performance of the underlying asset or similar assets in an effort to improve assumptions utilized in our estimates.  In assessing the fair value of goodwill and other intangibles, we may consider other information to validate the reasonableness of our valuations including third-party assessments.  These evaluations could result in a change in useful lives in future periods and could result in write-down of the value of intangible assets.  Our cable certificate and goodwill assets are our only indefinite-lived intangible assets and because of the significance of our cable certificate and goodwill assets to our consolidated balance sheet, our annual and quarterly impairment analyses and quarterly evaluations of remaining useful lives are critical.  Any changes in key assumptions about the business and its prospects, changes in market conditions or other externalities, or recognition of previously unrecognized intangible assets for impairment testing purposes could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

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

•                  Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  We have recorded deferred tax assets of approximately $67.2 million associated with income tax net operating losses that were generated from 1992 to 2003, and that expire from 2009 to 2025.  Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits.  We have recorded deferred tax assets of approximately $2.0 million associated with alternative minimum tax credits that do not expire.  Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets.  In conjunction with certain 1996 acquisitions, we determined that approximately $20.0 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses.  Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided.  We have not recorded a valuation allowance on the deferred tax assets as of December 31, 2005 based on management’s belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time.  In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements.  Policies related to revenue recognition, share-based payments, and financial instruments require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance.  Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators.  No specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, although outcomes cannot be predicted with confidence.  A complete discussion of our significant accounting policies can be found in note 1 in the accompanying “Notes to Consolidated Financial Statements.”

Geographic Concentration and the Alaska Economy

We offer voice and data telecommunication and video services to customers primarily throughout Alaska.  Because of this geographic concentration, growth of our business and of our operations depends upon economic conditions in Alaska.  The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending.  Any deterioration in these markets could have an adverse impact on us.  All of the federal funding and the majority of investment revenues are dedicated for specific purposes, leaving oil revenues as the primary source of general operating revenues.  In fiscal 2005 the State of Alaska reported that oil revenues, federal funding and investment revenues supplied 38%, 22% and 31%, respectively, of the state’s total revenues.  In fiscal 2006 state economists forecast that Alaska’s oil revenues, federal funding and investment revenues will supply 40%, 27% and 24%, respectively, of the state’s total projected revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988.  Production has been declining over the last several years with an average of 0.917 million barrels produced per day in fiscal 2005.  The state forecasts the production rate to decline from 0.865 million barrels produced per day in fiscal 2006 to 0.800 million barrels produced per day in fiscal 2016.

Market prices for North Slope oil averaged $43.43 in fiscal 2005 and are forecasted to average $57.30 in fiscal 2006.  The closing price per barrel was $64.13 on January 26, 2006.  To the extent that actual oil prices vary materially from the state’s projected prices, the state’s projected revenues and deficits will change.  Every $1 change in the price per barrel of oil is forecasted to result in an approximately $50.0 million change in the state’s fiscal 2006 revenue.  The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state’s revenue forecast.

The State of Alaska maintains the Constitutional Budget Reserve Fund that is intended to fund budgetary shortfalls.  If the state’s current projections are realized, the Constitutional Budget Reserve Fund will be depleted in 2010.  The date the Constitutional Budget Reserve Fund is depleted is highly influenced by the price of oil.  If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance the budget.  The governor of the State of Alaska and the Alaska legislature continue to evaluate cost cutting and revenue enhancing measures.

Should new oil discoveries or developments not materialize or the price of oil become depressed, the long term trend of continued decline in oil production from the Prudhoe Bay area is inevitable with a corresponding adverse impact on the economy of the state, in general, and on demand for telecommunications and cable television services, and, therefore, on us, in particular.  Periodically there are renewed efforts to allow exploration and development in the Arctic National Wildlife Refuge (“ANWR”).  The United States Energy Information Agency has estimated that it could take nine years to begin oil field drilling after approval of ANWR exploration.

Deployment of a natural gas pipeline from the State of Alaska’s North Slope to the Lower 48 States has been proposed to supplement natural gas supplies.  A competing natural gas pipeline through Canada has also been proposed.  The economic viability of a natural gas pipeline depends upon the price of and demand for natural gas.  Either project could have a positive impact on the State of Alaska’s revenues and could provide a substantial stimulus to the Alaska economy.  In October 2004 both houses of Congress passed and the President signed legislation allowing loan guarantees of up to $18.0 billion, certain favorable income tax provisions and tax credits, and expedited permitting and judicial review for the construction of an Alaska natural gas pipeline.  To support the construction of a natural gas pipeline, the governor of the State of Alaska has announced that he believes the state must assume some level of shipper risk, serve as an equity partner or both.  The State of Alaska is in contract negotiations with ConocoPhillips, BP and ExxonMobil to construct a natural gas pipeline.  The State of Alaska has announced that it reached an agreement with ConocoPhillips, BP and ExxonMobil on the base fiscal contract terms.  Ultimate approval of any contract is uncertain as it must be approved by the Alaska legislature.

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

The United States Army Corps of Engineers awarded a construction contract in 2002 for test bed facilities. The contract is reported to contain basic requirements and various options that could amount to $250 million in construction, or possibly more, if all items are executed. Construction began on the Fort Greely test bed in 2002. The first ground-based missile interceptor was placed in an underground silo on July 22, 2004. The Missile Defense Agency is reported to expect to continue emplacing interceptors in 2006.

Tourism, air cargo, and service sectors have helped offset the prevailing pattern of oil industry downsizing that has occurred during much of the last several years.

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market. The customer base in Alaska is limited, however, with a population of approximately 664,000 people. The State of Alaska’s population is distributed as follows:

•                  42% are located in the Municipality of Anchorage,

•                  13% are located in the Fairbanks North Star Borough,

•                  11% are located in the Matanuska-Susitna Borough,

•                  8% are located in the Kenai Peninsula Borough,

•                  5% are located in the City and Borough of Juneau, and

•                  The remaining 21% are located in other communities across the State of Alaska.

No assurance can be given that the driving forces in the Alaska economy, and in particular, oil production, will continue at appropriate levels to provide an environment for expanded economic activity.

No assurance can be given that oil companies doing business in Alaska will be successful in discovering new fields or further developing existing fields which are economic to develop and produce oil with access to the pipeline or other means of transport to market, even with a reduced level of royalties. We are not able to predict the effect of changes in the price and production volumes of North Slope oil on Alaska’s economy or on us.

Seasonality

Long-distance services segment revenues (primarily those derived from our other common carrier customers) have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. The cable, local access and Internet services segments do not exhibit significant seasonality. Our ability to implement construction projects is also hampered during the winter months because of cold temperatures, snow and short daylight hours.

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

Schedule of Certain Known Contractual Obligations

The following table details future projected payments associated with our certain known contractual obligations as of December 31, 2005.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(Amounts in thousands)
Long-term debt	$479,550	1,725	3,425	3,200	471,200
Interest on long-term debt	197,200	23,200	46,400	46,400	81,200
Capital lease obligations, including interest	1,478	252	516	516	194
Operating lease commitments	79,532	19,359	24,254	15,875	20,044
Purchase obligations	26,322	15,753	10,569	—	—
Other	29,500	29,500	—	—	—
Total contractual obligations	$813,582	89,789	85,164	65,991	572,638

For long-term debt included in the above table, we have included principal payments on our Amended Senior Credit Facility and on our Senior Notes. Interest on amounts outstanding under our Amended Senior Credit Facility is based on variable rates and therefore the amount is not determinable. Our Senior Notes require semi-annual interest payments of $11.6 million through August 2014. For a discussion of our Senior Notes see note 7 in the accompanying “Notes to Consolidated Financial Statements.”  For discussion of our Amended Senior Credit Facility see note 7 in the accompanying “Notes to Consolidated Financial Statements.”

For a discussion of our capital and operating leases, see note 16 in the accompanying “Notes to Consolidated Financial Statements.”

Purchase obligations include a remaining commitment to purchase a certain number of outdoor, network powered multi-media adapters, indoor multi-media adapters, cable modems, and cable modem termination systems of $6.9 million and a remaining $10.8 million commitment for our Alaska Airlines agreement as further described in note 16 in the accompanying “Notes to Consolidated Financial Statements.”  The contracts associated with these commitments are non-cancelable. Purchase obligations also include open purchase orders for goods and services for capital projects and normal operations totaling $8.6 million which are not included in our Consolidated Balance Sheets at December 31, 2005, because the goods had not been received or the services had not been performed at December 31, 2005. The open purchase orders are cancelable.

Other consists of our commitment to acquire a substantial equity interest in Alaska DigiTel for approximately $29.5 million as further described in note 17 in the accompanying “Notes to Consolidated Financial Statements.”

Regulatory Developments

See “Part I – Item 1 – Business, Regulation, Franchise Authorizations and Tariffs” for more information about regulatory developments affecting us.

Inflation

We do not believe that inflation has a significant effect on our operations.

Audit Committee

The Audit Committee, composed entirely of independent directors (as such term is prescribed by Nasdaq Stock Market Rule 4200(a)(15)), meets periodically with our independent auditors and management to review our financial statements and the results of audit activities. The Audit Committee, in turn, reports to the Board of Directors on the results of its review and recommends the selection of independent auditors.

The Audit Committee has approved the independent auditor to provide the following services:

•                  Audit (audit of financial statements filed with the SEC, quarterly reviews, comfort letters, consents, review of registration statements, accounting consultations);

•                  Audit-related (employee benefit plan audits and accounting consultation on proposed transactions); and

•                  Income tax services (review of corporate and partnership income tax returns, and consultations regarding income tax matters).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We do not hold derivatives for trading purposes.

Our Amended Senior Credit Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at LIBOR plus 1.50% or less depending upon our Total Leverage Ratio (as defined). Should the LIBOR rate change, our interest expense will increase or decrease accordingly. As of December 31, 2005, we have borrowed $159.2 million subject to interest rate risk. On this amount, each 1% increase in the LIBOR interest rate would result in $1,592,000 of additional gross interest cost on an annualized basis.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page 105.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)),” we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)).  Because of this material weakness, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that evaluation, our management concluded that, as of December 31, 2005, we did not maintain effective internal control over financial reporting, because of the following material weakness associated with our accounting for credits and other adjustments to customer accounts receivable balances, as described below.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During 2005, our system development controls associated with the introduction of our new customer billing system did not operate effectively. Specifically, the original configuration of certain settings in the new system resulted in errors in processing credits and other adjustments to customer accounts receivable balances. As a result, material misstatements of revenue and accounts receivable occurred during the fourth quarter of 2005 and were corrected prior to the issuance of our 2005 consolidated financial statements.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein (Item 8).

(c) Remediation of Material Weakness in Internal Control Over Financial Reporting

Subsequent to December 31, 2005, we have corrected the unified system configuration settings so that credits and other adjustments are properly recorded. We will continue to monitor vigorously the effectiveness of these processes, procedures and controls, and will make any further changes as management determines appropriate.

(d) Changes in Internal Control Over Financial Reporting

On September 1, 2005 we implemented a new unified billing system.  The implementation of the new system has resulted in certain changes to our processes and procedures affecting internal control over financial reporting during the fourth quarter of 2005.  We have committed substantial internal and external resources to revise and document processes and related internal controls.

The conversion to the new system is still recent.  Due to the complexities of implementing a new billing system across multiple segments and products, we expect to continue to experience a period of stabilization and fine-tuning for several months.  We recognize that this continues to be a complex transition that will require close monitoring and evaluation.  We believe we have the processes and appropriate management in place to effectively manage this transition.

Other than as expressly noted above in this Item 9A, there were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We may enhance, modify, and supplement internal controls and disclosure controls and procedures based on experience.

Internal controls are a system designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of its financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding our directors and executive officers and compliance with Section 16(a) of the Exchange Act appearing under the heading “Management of the Company” will be included in GCI’s definitive proxy statement relating to our 2006 Annual Meeting of Shareholders and is hereby incorporated by reference.  Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant’s fiscal year ended December 31, 2005.

Information regarding our code of ethics appearing under the heading “Code of Business Conduct and Ethics” will be included in GCI’s definitive proxy statement relating to our 2006 Annual Meeting of Shareholders and is hereby incorporated by reference.  Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant’s fiscal year ended December 31, 2005.

Item 11. Executive Compensation.

Information regarding the compensation of our directors and executive officers appearing under the heading “Management of the Company” will be included in GCI’s definitive proxy statement relating to our 2006 Annual Meeting of Shareholders and is hereby incorporated by reference.  Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant’s fiscal year ended December 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding the security ownership of our directors, executive officers and certain beneficial owners appearing under the heading “Ownership of the Company” will be included in GCI’s definitive proxy statement relating to our 2006 Annual Meeting of Shareholders and is hereby incorporated by reference.  Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant’s fiscal year ended December 31, 2005.

Information regarding securities authorized for issuance under our equity compensation plans appearing under the heading “Management of the Company - Equity Compensation Plan Information” will be included in GCI’s definitive proxy statement to our 2006 Annual Meeting of Shareholders and is hereby incorporated by reference.  Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant’s fiscal year ended December 31, 2005.

Item 13. Certain Relationships and Related Transactions.

Information regarding transactions with our directors, executive officers, certain beneficial owners and related persons appearing under the heading “Certain Transactions” will be included in GCI’s definitive proxy statement relating to our 2006 Annual Meeting of Shareholders and is hereby incorporated by reference.  Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant’s fiscal year ended December 31, 2005.

Item 14. Principal Accountant Fees and Services.

Information regarding the fees paid to our principal accountant and the pre-approval policies and procedures of our audit committee appearing under the heading “Relationship with Independent Public Accountants” will be included in GCI’s definitive proxy statement relating to our 2006 Annual Meeting of Shareholders and is hereby incorporated by reference.  Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant’s fiscal year ended December 31, 2005.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(l) Consolidated Financial Statements

Included in Part II of this Report:

Reports of Independent Registered Public Accounting Firm	106 - 108

Consolidated Balance Sheets, December 31, 2005 and 2004	109 - 110

Consolidated Statements of Operations, Years ended December 31, 2005, 2004 and 2003	111

Consolidated Statements of Stockholders’ Equity, Years ended December 31, 2005, 2004 and 2003	112 - 114

Consolidated Statements of Cash Flows, Years ended December 31, 2005, 2004 and 2003	115

Notes to Consolidated Financial Statements	116

(2) Consolidated Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts is included in note 3 in Notes to Consolidated Financial Statements included in Part II of this report.

Other schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(3) Exhibits	158

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

General Communication, Inc.

We have audited the accompanying consolidated balance sheets of General Communication, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Communication, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of General Communication, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/signed/ KPMG LLP
Anchorage, Alaska
March 15, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

General Communication, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that General Communication, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Communication, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

During 2005, the Company’s system development controls associated with the introduction of its new customer billing system did not operate effectively. Specifically, the original configuration of certain settings in the new system resulted in errors in processing credits and other adjustments to customer accounts receivable balances. As a result, material misstatements of revenue and accounts receivable occurred during the fourth quarter of 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of General Communication, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005 of General Communication, Inc. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 15, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that General Communication, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, General Communication, Inc. has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/signed/ KPMG LLP
Anchorage, Alaska
March 15, 2006

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$44,362	31,452

Receivables	78,279	74,429
Less allowance for doubtful receivables	5,317	2,317
Net receivables	72,962	72,112

Deferred income taxes, net	19,596	13,893
Prepaid expenses	8,347	7,907
Property held for sale	2,312	2,282
Inventories	1,556	1,215
Notes receivable from related parties	922	475
Other current assets	2,572	2,429
Total current assets	152,629	131,765

Property and equipment in service, net of depreciation	453,008	432,249
Construction in progress	8,337	22,505
Net property and equipment	461,345	454,754

Cable certificates	191,565	191,241
Goodwill	42,181	41,972
Other intangible assets, net of amortization	6,201	6,265
Deferred loan and senior notes costs, net of amortization of $1,451 and $2,602 at December 31, 2005 and 2004, respectively	8,011	10,341
Notes receivable from related parties	2,544	3,345
Other assets	9,299	9,508
Total other assets	259,801	262,672
Total assets	$873,775	849,191

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands)	2005	2004
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$1,769	6,407
Accounts payable	23,217	28,742
Accrued payroll and payroll related obligations	17,925	15,350
Deferred revenue	16,439	16,253
Accrued interest	9,588	8,747
Accrued liabilities	6,814	6,849
Subscriber deposits	361	437
Total current liabilities	76,113	82,785

Long-term debt	474,115	436,969
Obligations under capital leases, excluding current maturities	—	32,750
Obligation under capital lease due to related party, excluding current maturity	628	672
Deferred income taxes, net of deferred income tax asset	69,753	49,111
Other liabilities	9,546	8,385
Total liabilities	630,155	610,672

Redeemable preferred stock	—	4,249

Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 51,200 and 51,825 shares at December 31, 2005 and 2004, respectively	178,351	186,883

Class B. Authorized 10,000 shares; issued 3,843 and 3,862 shares at December 31, 2005 and 2004, respectively; convertible on a share-per-share basis into Class A common stock	3,247	3,248

Less cost of 291 and 288 Class A common shares held in treasury at December 31, 2005 and 2004, respectively	(1,730)	(1,702)

Paid-in capital	16,425	14,957
Notes receivable with related parties issued upon stock option exercise	(1,722)	(3,016)
Retained earnings	49,049	33,900

Total stockholders’ equity	243,620	234,270
Commitments and contingencies
Total liabilities, redeemable preferred stock, and stockholders’ equity	$873,775	849,191

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands, except per share amounts)	2005	2004	2003

Revenues	$443,026	424,826	390,797

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	134,861	139,563	125,383
Selling, general and administrative expenses	154,462	147,360	138,693
Restructuring charge	1,967	—	—
Bad debt expense (recovery)	1,080	(1,074)	(178)
Impairment charge	—	—	5,434
Depreciation and amortization expense	74,126	62,871	52,767
Operating income	76,530	76,106	68,698

Other income (expense):
Interest expense	(34,116)	(27,828)	(35,366)
Loss on termination of capital lease and early extinguishment of debt	(2,797)	(6,136)	—
Amortization and write-off of loan and senior notes fees	(3,406)	(3,790)	(7,732)
Interest income	624	363	560
Other expense, net	(39,695)	(37,391)	(42,538)

Net income before income taxes and cumulative effect of a change in accounting principle	36,835	38,715	26,160

Income tax expense	16,004	17,463	10,074

Net income before cumulative effect of a change in accounting principle	20,831	21,252	16,086

Cumulative effect of a change in accounting principle, net of income tax benefit of $367	—	—	(544)

Net income	20,831	21,252	15,542

Preferred stock dividends	148	1,503	2,018

Net income available to common stockholders	$20,683	19,749	13,524

Basic net income per common share:
Net income before cumulative effect of a change in accounting principle	$0.38	0.35	0.25
Cumulative effect of a change in accounting principle, net of income tax benefit of $367	—	—	(0.01)
Net income	$0.38	0.35	0.24

Diluted net income per common share:
Net income before cumulative effect of a change in accounting principle	$0.37	0.34	0.25
Cumulative effect of a change in accounting principle, net of income tax benefit of $367	—	—	(0.01)
Net income	$0.37	0.34	0.24

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands)	Class A Common Stock	Class B Common Stock	Class A Shares Held in Treasury	Paid-in Capital	Notes Receivable Issued to Related Parties	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total

Balances at December 31, 2002	$199,903	3,274	(1,836)	11,222	(5,650)	1,847	(540)	208,220
Net income	—	—	—	—	—	15,542	—	15,542
Change in fair value of cash flow hedge, net of change in income tax effect of $252	—	—	—	—	—	—	232	232
Comprehensive income								15,774
Tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes	—	—	—	538	—	—	—	538
Class B shares converted to Class A	5	(5)	—	—	—	—	—	—
Shares issued under stock option plan	1,836	—	—	—	—	—	—	1,836
Shares issued upon exercise of warrants	125	—	—	—	—	—	—	125
Payments received on notes receivable issued to related parties upon stock option exercise	—	—	—	—	679	—	—	679
Amortization of the excess of GCI stock market value over stock option exercise cost on date of stock option grant	—	—	—	1,076	—	—	—	1,076
Shares purchased and retired	(750)	—	750	—	—	—	—	—
Conversion of Series B preferred stock to Class A common stock	1,243	—	—	—	—	—	—	1,243
Purchase of treasury stock	—	—	(831)	—	—	—	—	(831)
Preferred stock series B dividends	—	—	—	—	—	(1,418)	—	(1,418)
Preferred stock series C dividends	—	—	—	—	—	(600)	—	(600)
Balances at December 31, 2003	$202,362	3,269	(1,917)	12,836	(4,971)	15,371	(308)	226,642

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands)	Class A Common Stock	Class B Common Stock	Class A Shares Held in Treasury	Paid-in Capital	Notes Receivable Issued to Related Parties	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2003	$202,362	3,269	(1,917)	12,836	(4,971)	15,371	(308)	226,642
Net income	—	—	—	—	—	21,252	—	21,252
Change in fair value of cash flow hedge, net of change in income tax effect of $207	—	—	—	—	—	—	308	308
Comprehensive income								21,560
Tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes	—	—	—	1,730	—	—	—	1,730
Class B shares converted to Class A	21	(21)	—	—	—	—	—	—
Shares issued under stock option plan	6,161	—	—	—	—	—	—	6,161
Payments received on notes receivable issued to related parties upon stock option exercise	—	—	—	—	1,955	—	—	1,955
Amortization of the excess of GCI stock market value over stock option exercise cost on date of stock option grant	—	—	—	391	—	—	—	391
Conversion of Series B preferred stock to Class A common stock	11,415	—	—	—	—	—	—	11,415
Common stock repurchases	—	—	(483)	—	—	(33,826)	—	(34,309)
Common stock retirements	(33,076)	—	—	—	—	33,076	—	—
Sale of treasury stock	—	—	228	—	—	—	—	228
Reclassification from treasury stock to be held for general corporate purposes to common stock to be retired	—	—	470	—	—	(470)	—	—
Preferred stock series B dividends	—	—	—	—	—	(942)	—	(942)
Preferred stock series C dividends	—	—	—	—	—	(561)	—	(561)
Balances at December 31, 2004	$186,883	3,248	(1,702)	14,957	(3,016)	33,900	—	234,270

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands)	Class A Common Stock	Class B Common Stock	Class A Shares Held in Treasury	Paid-in Capital	Notes Receivable Issued to Related Parties	Retained Earnings	Total

Balances at December 31, 2004	$186,883	3,248	(1,702)	14,957	(3,016)	33,900	234,270
Net income	—	—	—	—	—	20,831	20,831
Tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes	—	—	—	922	—	—	922
Class B shares converted to Class A	1	(1)	—	—	—	—	—
Shares issued under stock option plan	3,989	—	—	—	—	—	3,989
Issuance of stock granted under the Director Compensation Plan	388	—	—	—	—	—	388
Payments received on notes receivable issued to related parties upon stock option exercise	—	—	—	—	1,294	—	1,294
Amortization of the excess of GCI stock market value over stock option exercise cost on date of stock option grant	—	—	—	546	—	—	546
Redemption of Series B redeemable preferred stock	—	—	—	—	—	(2,358)	(2,358)
Common stock repurchases	—	—	(60)	—	—	(16,086)	(16,146)
Common stock retirements	(12,910)	—	—	—	—	12,910	—
Issuance of stock awards	—	—	32	—	—	—	32
Preferred stock series B dividends	—	—	—	—	—	(148)	(148)
Balances at December 31, 2005	$178,351	3,247	(1,730)	16,425	(1,722)	49,049	243,620

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$20,831	21,252	15,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,126	62,871	52,767
Deferred income tax expense	14,936	16,515	9,135
Amortization of loan and senior notes fees	3,406	3,790	7,732
Loss on termination of capital lease and early extinguishment of debt	2,797	6,136	—
Bad debt expense (recovery), net of write-offs	2,175	363	(1,084)
Tax benefit on stock options exercised	922	1,730	538
Deferred compensation	681	657	689
Compensatory stock options	546	390	1,076
Impairment charge	—	—	5,434
Cumulative effect of a change in accounting principle, net	—	—	544
Other noncash income and expense items	1,938	1,033	720
Change in operating assets and liabilities	(7,493)	(15,888)	(7,395)
Net cash provided by operating activities	114,865	98,849	85,698

Cash flows from investing activities:
Purchases of property and equipment, including construction period interest	(79,789)	(111,804)	(62,479)
Proceeds from sales of assets	1,995	1,190	—
Purchases of intangible assets and other assets	(1,881)	(4,692)	(6,249)
Purchases of and additions to property held for sale	(240)	(626)	(138)
Notes receivable issued to related parties	(18)	(52)	(99)
Payments received on notes receivable from related parties	350	2,607	74
Refund of deposit	—	699	—
Net cash used in investing activities	(79,583)	(112,678)	(68,891)

Cash flows from financing activities:
Repayments of capital lease obligations	(38,989)	(5,114)	(1,857)
Borrowings on Senior Credit Facility	38,831	20,000	—
Purchase of common stock to be retired	(15,882)	(33,076)	—
Redemption of Series B preferred stock	(6,607)	—	—
Proceeds from common stock issuance	3,989	6,161	1,961
Payment upon early termination of capital lease	(2,797)	—	—
Payment received on note receivable from related parties issued upon stock option exercise	1,256	1,289	679
Payment of debt issuance costs	(1,076)	(8,274)	(3,528)
Repayment of Senior Credit Facility	(800)	(63,832)	(12,700)
Payment of preferred stock dividends	(237)	(1,637)	(2,036)
Purchase of treasury stock	(60)	(483)	(831)
Issuance of new Senior Notes	—	315,720	—
Repayment of old Senior Notes	—	(180,000)	—
Redemption of Series C preferred stock	—	(10,000)	—
Payment of bond call premiums	—	(6,136)	—
Sale of treasury stock	—	228	—
Net cash provided by (used in) financing activities	(22,372)	34,846	(18,312)
Net increase (decrease) in cash and cash equivalents	12,910	21,017	(1,505)
Cash and cash equivalents at beginning of year	31,452	10,435	11,940

Cash and cash equivalents at end of year	$44,362	31,452	10,435

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC.

Notes to Consolidated Financial Statements

(l)                         Business and Summary of Significant Accounting Principles

In the following discussion, General Communication, Inc. (“GCI”) and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

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

•                  Internet access services,

•                  Origination and termination of traffic in Alaska for certain common carriers,

•                  Private line and private network services,

•                  Managed services to certain commercial customers,

•                  Broadband services, including our SchoolAccess® offering to rural school districts and a similar offering to rural hospitals and health clinics,

•                  Sales and service of dedicated communications systems and related equipment,

•                  Lease and sales of capacity on our fiber optic cable systems used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services within Alaska and between Alaska and the remaining United States and foreign countries,

•                  Distribution of white and yellow pages directories to residential and business customers in certain markets we serve and on-line directory products, and

•                  Resale of cellular telephone services and sale of cellular telephone handsets and accessories.

(b)             Principles of Consolidation

The consolidated financial statements include the consolidated accounts of GCI and all wholly owned subsidiaries with all significant intercompany transactions eliminated.

(c)              Earnings per Common Share

Earnings per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2005
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Net income	$20,831
Less Series B preferred stock dividends	148
Basic EPS:
Net income available to common stockholders	20,683	54,684	$0.38

Effect of Dilutive Securities:
Unexercised stock options	—	1,190	—
Diluted EPS:
Net income available to common stockholders	$20,683	55,874	$0.37

	Years Ended December 31,
	2004			2003
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Net income before cumulative effect of a change in accounting principle in 2003, net of income tax benefit of $367	$21,252			$16,086
Less preferred stock dividends:
Series B	942			1,418
Series C	561			600
	1,503			2,018
Basic EPS:
Net income before cumulative effect of a change in accounting principle in 2003, net of income tax benefit of $367, available to common stockholders	19,749	56,989	$0.35	14,068	55,675	$0.25
Effect of Dilutive Securities:
Unexercised stock options	—	1,207	—	—	765	—
Diluted EPS:
Net income before cumulative effect of a change in accounting principle in 2003, net of income tax benefit of $367, available to common stockholders	$19,749	58,196	$0.34	$14,068	56,440	$0.25

Common equivalent shares outstanding which are anti-dilutive for purposes of calculating EPS for the years ended December 31, 2005, 2004 and 2003, are not included in the diluted EPS calculations, and consist of the following (shares, in thousands):

	2005	2004	2003
Series B redeemable preferred stock	309	1,964	2,837
Series C redeemable preferred stock	—	779	833
Anti-dilutive common shares outstanding	309	2,743	3,670

In May 2005 we redeemed the remaining 4,314 share of Series B redeemable preferred stock. In December 2004 we redeemed all of the Series C redeemable preferred stock.

Weighted average shares associated with outstanding stock options for the years ended December 31, 2005, 2004 and 2003 which have been excluded from the diluted EPS calculations because the options’ exercise price was greater than the average market price of the common shares consist of the following (shares, in thousands):

	2005	2004	2003
Weighted average shares associated with outstanding stock options	310	312	380

We have not issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings when, and if, we declare dividends on our common stock and, therefore, we do not apply the two-class method of calculating earnings per share.

(d)             Common Stock

Following are the changes in common stock for the years ended December 31, 2005, 2004 and 2003 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2002	51,795	3,875
Class B shares converted to Class A	7	(7)
Shares issued under stock option plan	416	—
Shares issued upon conversion of Series B preferred stock to Class A common stock	225	—
Shares issued per G.C. Cablevision, Inc. acquisition agreement	223	—
Shares retired	(77)	—
Balances at December 31, 2003	52,589	3,868

Class B shares converted to Class A	6	(6)
Shares issued under stock option plan	1,118	—
Shares issued upon conversion of Series B preferred stock to Class A common stock	2,060	—
Shares retired	(3,948)	—
Balances at December 31, 2004	51,825	3,862

Class B shares converted to Class A	19	(19)
Shares issued under stock option plan	660	—
Shares issued under the Director Compensation Plan	40	—
Shares retired	(1,344)	—
Balances at December 31, 2005	51,200	3,843

Our Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock. Our Board of Directors authorized us and we obtained permission from our lenders for up to $30.0 million of repurchases through December 31, 2005. We are authorized to continue our stock repurchases of up to $5.0 million per quarter indefinitely, to purchase an additional $10.0 million during the six months ended June 30, 2006, and to use stock option exercise proceeds to repurchase additional shares. During the year ended December 31, 2005 we repurchased 1,716,312 shares of our Class A common stock at a cost of approximately $16.1 million. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases. We expect to continue the repurchases for an indefinite period subject to the availability of free cash flow, availability under our credit facilities, and the price of our Class A and Class B common stock. The repurchases have and will continue to comply with the restrictions of SEC rule 10b-18.

(e)              Redeemable Preferred Stock

We had $0 and $4.2 million of Series B redeemable preferred stock at December 31, 2005 and 2004, respectively. We had no Series C redeemable preferred stock at December 31, 2005 and 2004.

We have 1,000,000 shares of preferred stock authorized with the following shares issued at December 31, 2005, 2004 and 2003 (shares, in thousands):

	Series B	Series C
Balances at December 31, 2002	17	10
Shares converted to GCI Class A common stock	(1)	—
Balance at December 31, 2003	16	10
Shares converted to GCI Class A common stock	(12)	—
Stock redemption	—	(10)
Balance at December 31, 2004	4	—
Stock redemption	(4)	—
Balance at December 31, 2005	—	—

Series B

We issued 20,000 shares of convertible redeemable accreting Series B preferred stock on April 30, 1999. In May 2005 we redeemed the remaining 4,314 share of our Series B preferred stock.

Series C

We issued 10,000 shares of convertible redeemable accreting Series C preferred stock as of June 30, 2001. In December 2004 we redeemed all of the Series C preferred stock.

(f)                Treasury Stock

We account for treasury stock purchased for general corporate purposes under the cost method and include treasury stock as a component of Stockholders’ Equity.

Treasury stock purchased that we intend to retire (whether or not the retirement is actually accomplished) is charged entirely to Retained Earnings.

(g)             Cash Equivalents

Cash equivalents consist of repurchase interest investments and certificates of deposit which are short-term and readily convertible into cash.

(h)             Accounts Receivable and Allowance for Doubtful Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, regulatory requirements, and our customers’ compliance with USAC rules. We review our allowance for doubtful accounts methodology at least annually. During the review process we consider a change to our methodology if there are any changes to these factors.

Depending upon the type of account receivable our allowance is calculated using a pooled basis with an allowance for all accounts greater than 120 days past due, a specific identification method, or a combination of the two methods. When a specific identification method is used past due balances over 90 days old and balances less than 90 days old but potentially uncollectible due to bankruptcy or other issues are reviewed individually for collectibility. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

(i)                 Inventories

Inventories of merchandise for resale and parts are stated at the lower of cost or market. Cost is determined using the average cost method.

(j)                 Property and Equipment

Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. Construction in progress represents distribution equipment and systems and support equipment and systems not placed in service on December 31, 2005 that management intends to place in service during 2006.

Depreciation is computed on a straight-line basis based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable, in the following ranges:

Asset Category	Asset Lives
Telephony distribution equipment and systems and fiber optic cable systems	10-20 years
Cable television distribution equipment and systems	3-10 years
Support equipment and systems	3-10 years
Transportation equipment	5-10 years
Property and equipment under capital leases	12-15 years

Amortization of property and equipment under capital leases is included in Depreciation and Amortization Expense on the Consolidated Statements of Operations.

Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Accumulated depreciation is removed and gains or losses are recognized at the time of retirements, sales or other dispositions of property and equipment.

(k)              Long-lived Assets to be Disposed of

Long-lived assets to be disposed of by sales, including those of discontinued operations, if any, are measured at the lower of carrying amount or fair value less cost to sell, if applicable. We classify a long-lived asset to be disposed of other than by sale as held and used until it is disposed of. We classify a long-lived asset to be sold as held for sale in the period in which all of certain criteria established by Statement of Financial Accounting Standard (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-lived Assets” are met. We do not depreciate or amortize long-lived assets to be sold.

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

The cost of our Personal Communication Services license and related financing costs were capitalized as an amortizable intangible asset. The associated assets were placed into service during 2000 and the recorded cost of the license and related financing costs are being amortized over a 40-year period using the straight-line method. All other amortizable intangible assets are being amortized over 2 to 20 year periods using the straight-line method.

(m)         Impairment of Intangibles, Goodwill, and Long-lived Assets

Cable certificate assets are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the asset is its new accounting basis. Impairment testing of our cable certificate assets as of December 31, 2005 and 2004 used a direct value method.

Our goodwill assets are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill asset over the implied fair value of that asset. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.”  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

(n)             Amortization and Write-off of Loan and Senior Notes Fees

Debt issuance costs are deferred and amortized using the straight-line method, which approximates the interest method, over the term of the related debt and notes.

Amortization costs are reported as a component of Other Income (Expense) in the Consolidated Statements of Operations.

If a refinancing or amendment of a debt instrument is a substantial modification, all or a portion of the applicable debt issuance costs are written-off and included in Amortization and Write-off of Loan and Senior Notes Fees in the Consolidated Statements of Operations.

(o)             Other Assets

Other Assets primarily include long-term deposits and prepayments, a performance bond, and non-trade accounts receivable. The performance bond of $2.6 million and $2.5 million at December 31, 2005 and 2004, respectively, is a restricted asset.

(p)             Accounting for Derivative Instruments and Hedging Activities

We record derivatives on the balance sheet as assets or liabilities, measured at fair value and establish criteria for designation and effectiveness of hedging relationships consistent with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

In 2003 we adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

(q)                Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

We classify and measure certain financial instruments with characteristics of both liabilities and equity according to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

(r)                  Asset Retirement Obligations

We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred in Other Liabilities on the Consolidated Balance Sheets. When the liability is initially recorded, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement. Upon adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003, we recorded the cumulative effect of accretion and depreciation expense as a cumulative effect of a change in accounting principle of approximately $544,000, net of income tax benefit of $367,000.

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143.”  FIN 47 clarifies that a conditional asset retirement obligation must be recognized as a liability if the fair value of the liability can be reasonably estimated. We adopted FIN 47 on December 31, 2005 and it did not have a material effect on our results of operations, financial position and cash flows.

The majority of our asset retirement obligation is the estimated cost to remove telephony distribution equipment and support equipment from leased property.

Following is a reconciliation of the beginning and ending aggregate carrying amount of our liability for asset retirement obligation (amounts in thousands):

Balance at December 31, 2003	$2,005
Liability incurred during the year ended December 31, 2004	775
Accretion expense for the year ended December 31, 2004	242
Liability settled	(6)
Other	(45)
Balance at December 31, 2004	2,971
Liability incurred during the year ended December 31, 2005	41
Accretion expense for the year ended December 31, 2005	198
Balance at December 31, 2005	$3,210

During the years ended December 31, 2005 and 2004 we recorded additional capitalized costs of $41,000 and $775,000, respectively, in Property and Equipment in Service, Net of Depreciation.

(s)              Alaska Airlines, Inc. (“Alaska Airlines”) Contract

Our contract with Alaska Airlines provides that we purchase a specific minimum number of mileage awards in the Alaska Airlines Mileage Plan each year at a specific price per mile. If we exceed the minimum purchase commitment in any of the specified periods, the excess miles are priced at a reduced fixed cost per mile. Alaska Airlines invoices us for all mileage credited during the prior month. Our contractual cost for purchased miles is not tied or related in any way to our customers’ usage of the awarded miles. Use of the miles is a transaction between our customers and Alaska Airlines and does not involve us in any way. Accordingly we do not account for or record our customers’ usage of miles purchased.

We have recorded a liability for the estimated obligation under the contract as of December 31, 2005 and 2004. We estimated the amount of the obligation based on the amount of mileage awards purchased through December 31, 2005 and 2004 in comparison to the required minimum commitment. We have recorded the expense for the miles purchased from Alaska Airlines in Selling, General and Administrative expenses for each of our benefiting segments.

(t)                Revenue Recognition

All revenues are recognized when the earnings process is complete in accordance with SEC Staff Accounting Bulletins No. 101 and No. 104, “Revenue Recognition” as follows:

•                  Revenues generated from long-distance service usage and plan fees, Internet service excess usage, and managed services are recognized when the services are provided,

•                  Cable television service package fees, local access and Internet service plan fees, and private line telecommunication revenues are billed in advance, recorded as Deferred Revenue on the balance sheet, and are recognized as the associated service is provided,

•                  Certain of our cellular services offerings have been determined to be revenue arrangements with multiple deliverables. Revenues are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. Revenues generated from cellular service usage and plan fees are recognized when the services are provided. Revenues generated from the sale of cellular handsets and accessories are recognized when title to the handset and accessories passes to the customer. As the non-refundable, up-front activation fee charged to the customer does not meet the criteria as a separate unit of accounting, we allocate the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period,

•                  The majority of our equipment sale transactions involve the sale of communications equipment with no other services involved. Such equipment is subject to standard manufacturer warranties and we do not manufacture any of the equipment we sell. In such instances the customer takes title to the equipment generally upon delivery. We recognize revenue for such transactions when title passes to the customer and the revenue is earned and realizable pursuant to the provisions of SAB 101 and SAB 104. On certain occasions we enter into agreements to sell and satisfactorily install or integrate telecommunications equipment for a fixed fee. Customers may have refund rights if the installed equipment does not meet certain performance criteria. We defer revenue recognition until we have received customer acceptance per the contract or agreement, and all other required revenue recognition elements have been achieved. Revenues from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements,

•                  Technical services revenues are derived primarily from maintenance contracts on equipment and are recognized on a prorated basis over the term of the contracts,

•                  Revenues from telephone and yellow-page directories are recognized ratably during the period following publication, which typically begins with distribution and is complete in the month prior to publication of the next directory,

•                  Other revenues are recognized when the service is provided, and

•                  We recognize unbilled revenues when the service is provided based upon minutes of use processed or established rates, net of credits and adjustments.

(u)                   Payments Received from Suppliers

Our cable services segment occasionally receives reimbursements for costs to promote suppliers’ services, called cooperative advertising arrangements. The supplier payment is classified as a reduction of selling, general and administrative expenses if it reimburses specific, incremental and identifiable costs incurred to resell the suppliers’ services. Excess consideration, if any, is classified as a reduction of cost of sales and services.

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

(v)             Advertising Expense

We expense advertising costs in the year during which the first advertisement appears. Advertising expenses were approximately $3,188,000, $3,281,000 and $3,727,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(w)           Leases

We account for capital and operating leases as lessee as required by SFAS No. 13, “Accounting for Leases” and in subsequently issued amendments and interpretations of SFAS No. 13. Scheduled operating lease rent increases are amortized over the lease term on a straight-line basis. Contingent rent expense results from increases in the Consumer Price Index. Rent holidays are recognized on a straight-line basis over the operating lease term (including any rent holiday period).

Leasehold improvements are amortized over the shorter of their economic lives or the lease term. We may amortize a leasehold improvement over a term that includes assumption of a lease renewal if the renewal is reasonably assured. Leasehold improvements acquired in a business combination are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements made by us and funded by landlord incentives or allowances under an operating lease are recorded as deferred rent and amortized as reductions to lease expense over the lease term.

(x)               Interest Expense

Interest costs incurred during the construction period of significant capital projects, such as construction of an undersea fiber optic cable system, are capitalized. We capitalized interest cost of approximately $1.1 million and $403,000 during the years ended December 31, 2004 and 2003, respectively, during the construction of the AULP West fiber optic cable system. No interest was capitalized during the year ended December 31, 2005.

(y)             Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for their future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent that the benefits are more likely to be realized than not. Deferred tax assets are reduced by a valuation allowance if it is likely that all or a portion of them will not be realized.

(z)               Costs Associated with Exit or Disposal Activities

We record exit or disposal costs when they are incurred and can be measured at fair value. The recorded liability is subsequently adjusted for changes in estimated cash flows.

(aa)        Incumbent Local Exchange Carrier (“ILEC”) Over-earnings Refunds

We receive refunds from time to time from ILECs with which we do business in respect of their earnings that exceed regulatory requirements. Telephone companies that are rate regulated by the Federal Communications Commission (“FCC”) using the rate of return method are required by the FCC to refund earnings from interstate access charges assessed to long-distance carriers when their earnings exceed their authorized rate of return. Such refunds are computed based on the regulated carrier’s earnings in several access categories. Uncertainties exist with respect to the amount of their earnings, the refunds (if any), their timing, and their realization. We account for such refundable amounts as gain contingencies, and, accordingly, do not recognize them until realization is a certainty upon receipt.

(ab)       Stock Option Plan

At December 31, 2005, we had one stock-based employee compensation plan, which is described more fully in note 11. We account for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We use the intrinsic-value method and compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted SFAS 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25.

We have adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure as required by SFAS 148. See note 1(ai) for discussion of SFAS No. 123R, “Share-Based Payment.”

Stock-based employee compensation cost is reflected over the options’ vesting period of generally five years and compensation cost for options granted prior to January 1, 1996 is not considered. The following table illustrates the effect on net income and EPS for the years ended December 31, 2005, 2004 and 2003, if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands, except per share amounts):

	2005	2004	2003
Net income after cumulative effect of a change in accounting principle in 2003, as reported	$20,831	21,252	15,542
Total stock-based employee compensation expense included in reported net income, net of related tax effects	287	215	630
Total stock-based employee compensation expense under the fair-value based method for all awards, net of related tax effects	(1,876)	(2,047)	(1,981)
Pro forma net income after cumulative effect of a change in accounting principle in 2003	$19,242	19,420	14,191

Basic EPS after cumulative effect of a change in accounting principle in 2003, as reported	$0.38	0.35	0.24
Diluted EPS after cumulative effect of a change in accounting principle in 2003, as reported	$0.37	0.34	0.24
Basic EPS after cumulative effect of a change in accounting principle in 2003, pro forma	$0.35	0.31	0.22
Diluted EPS after cumulative effect of a change in accounting principle in 2003, pro forma	$0.34	0.31	0.22

The calculation of total stock-based employee compensation expense under the fair-value based method includes weighted-average assumptions of a risk-free interest rate, volatility, an expected life, and dividend distributions.

(ac)        Stock Options and Stock Warrants Issued for Non-employee Services

Stock options and warrants issued in exchange for non-employee services pursuant to the provisions of SFAS 123, EITF 96-3 and EITF 96-18 are accounted for at the fair value of the consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

(ad)       Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include allowance for doubtful receivables, valuation allowances for deferred income tax assets, depreciable lives of assets, the carrying value of long-lived assets including goodwill, and the accrual of cost of goods sold. Actual results could differ from those estimates.

(ae)        Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. At December 31, 2005 and 2004, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments at one highly rated financial institution.

We have one major customer, MCI (see note 12). There is increased risk associated with this customer’s accounts receivable balances. Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Though limited to one geographical area and except for MCI, the concentration of credit risk with respect to our receivables is minimized due to the large number of customers, individually small balances, and short payment terms.

(af)            Software Capitalization Policy

Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five years. In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage.

(ag)         Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

Certain of our customers have guaranteed levels of service and we account for these guarantees according to FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  We accrue for guarantees as they become probable and estimable.

(ah)         Exchanges of Nonmonetary Assets

The cost of a nonmonetary asset or service acquired in exchange for another nonmonetary asset or service is based upon the fair value of the asset surrendered to obtain it unless the fair value is not determinable or the transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange. If the exceptions apply we value the transaction using the recorded amount (after reduction, if appropriate, for an indicated impairment of value) of the nonmonetary asset or service relinquished. A gain or loss may be recognized on the exchange.

(ai)             New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” requiring all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. After consideration of the SEC’s April 2005 amendment of the SFAS No. 123R compliance dates, SFAS No. 123R is effective for annual periods beginning after June 15, 2005, or December 15, 2005 for small business issuers. As of January 1, 2006, we will apply SFAS No. 123R and applicable FASB Staff Positions (“FSP”) using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after January 1, 2006 for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. In March 2005 the SEC issued SAB No. 107 expressing the SEC staff’s view regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and regarding the valuation of share-based payment arrangements for public companies. In August 2005 the FASB staff issued FASB Staff Position (“FSP”) FAS 123(R)-1 regarding the recognition and measurement requirements of freestanding financial instruments originally issued as employee compensation. In October 2005 the FASB staff issued FSP FAS 123(R)-2 regarding guidance on application of grant date as defined in SFAS 123. In November 2005 the FASB staff issued FSP FAS 123(R)-3 which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. In February 2006 the FASB staff issued FSP FAS 123(R)-4 to require evaluation of the probability of occurrence of a contingent cash settlement event in determining whether the underlying options or similar instruments issued as employee compensation should be classified as liabilities or equity. We estimate the application of SFAS No. 123R and other applicable guidance will result in an increase in our compensation cost for all share-based payments of approximately $2.5 million to $3.0 million during the year ended December 31, 2006.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. We will adopt this statement January 1, 2006 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

In October 2005 the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.”  FSP No. FAS 13-1 requires a reporting entity to recognize rental costs associated with ground or building operating leases that are incurred during a construction period as rental expense in income from continuing operations. We will begin application of FSP No. FAS 13-1 on January 1, 2006 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

In December 2004 the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”  The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We will adopt SFAS 153 on January 1, 2006 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

In February 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. We will adopt SFAS No. 155 on January 1, 2007 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

(ak)              Reclassifications

Reclassifications have been made to the 2004 and 2003 financial statements to make them comparable with the 2005 presentation.

(2)                      Consolidated Statements of Cash Flows Supplemental Disclosures

Changes in operating assets and liabilities consist of (amounts in thousands):

Year ended December 31,	2005	2004	2003

Increase in accounts receivable	$(5,824)	(4,976)	(16,549)
(Increase) decrease in prepaid expenses	(609)	2,529	(1,830)
(Increase) decrease in inventories	27	298	(1,113)
(Increase) decrease in other current assets	179	(706)	(1,158)
Increase (decrease) in accounts payable	(5,525)	(5,391)	2,465
Increase (decrease) in accrued payroll and payroll related obligations	2,963	(2,195)	5,724
Increase (decrease) in deferred revenue	460	(5,022)	2,985
Increase in accrued interest	841	102	707
Increase (decrease) in accrued liabilities	245	(792)	1,909
Decrease in subscriber deposits	(76)	(214)	(238)
Increase (decrease) in components of other long-term liabilities	(174)	479	(297)
	$(7,493)	(15,888)	(7,395)

We paid interest totaling approximately $33,077,000, $28,581,000 and $34,441,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

We paid income taxes totaling $133,000 and $205,000 during the years ended December 31, 2005 and 2004, respectively. We paid no income taxes during the year ended December 31, 2003. We received no income tax refunds during the years ended December 31, 2005, 2004 and 2003.

We recorded $922,000, $1,730,000 and $538,000 during the years ended December 31, 2005, 2004 and 2003, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

In January and August 2004, 3,108 and 3,328 shares of our Series B preferred stock, respectively, were converted to 560,000 and 599,640 shares of our Class A common stock, respectively, at the stated conversion price of $5.55 per share.

During the year ended December 31, 2004 our President and CEO tendered 70,028 shares of his GCI Class A common stock to us at the then existing market value of $10.71 per share for a total value of $750,000. The stock tender was in lieu of a cash payment on a note receivable with related parties issued upon stock option exercise.

During the year ended December 31, 2005 our Senior Vice-President and CFO tendered 20,701 shares of his GCI Class A common stock to us at the then existing market value of $9.87 per share for a total value of $204,000. The stock tender was in lieu of a cash payment on a note receivable with related parties and a note receivable with related parties issued upon stock option exercise.

(3)                      Receivables and Allowance for Doubtful Receivables

Receivables consist of the following at December 31, 2005 and 2004 (amounts in thousands):

	2005	2004
Trade	$75,370	71,034
Employee	215	277
Other	2,694	3,118
Total receivables	$78,279	74,429

Following are the changes in the allowance for doubtful receivables during the years ended December 31, 2005, 2004 and 2003 (amounts in thousands):

	Balance	Additions		Deductions
Description	at beginning of year	Charged to costs and expenses	Charged to Other Accounts	Write-offs net of recoveries	Balance at end of year

December 31, 2005	$2,317	4,366	—	1,366	5,317

December 31, 2004	$1,954	3,136	—	2,773	2,317

December 31, 2003	$14,010	2,640	—	14,696	1,954

As further described in note 12, during the year ended December 31, 2003 we reached a settlement agreement for pre-petition amounts owed to us by MCI. The remaining pre-petition accounts receivable balance owed by MCI after this settlement was removed from our Consolidated Balance Sheets in 2003. During the years ended December 31, 2005, 2004 and 2003 we utilized approximately $3.3 million, $4.2 million and $2.8 million, respectively, of the MCI credit against amounts otherwise payable for services received from MCI.

(4)                      Net Property and Equipment in Service

Net property and equipment in service consists of the following at December 31, 2005 and 2004 (amounts in thousands):

	2005	2004
Land and buildings	$4,987	4,061
Telephony distribution systems	528,213	440,050
Cable television distribution systems	186,482	170,843
Support equipment	80,035	50,211
Transportation equipment	5,929	6,648
Property and equipment under capital leases	900	50,992
	806,546	722,805
Less accumulated depreciation	353,310	269,626
Less accumulated amortization	228	20,930
Net property and equipment in service	$453,008	432,249

(5)                      Intangible Assets

As of December 31, 2005 cable certificates and goodwill were tested for impairment and the fair values were greater than the carrying amounts, therefore these intangible assets were determined not to be impaired at December 31, 2005. The remaining useful lives of our cable certificates and goodwill were evaluated as of December 31, 2005 and events and circumstances continue to support an indefinite useful life.

No intangible assets subject to amortization have been impaired based upon impairment testing performed as of December 31, 2005.

No indicators of impairment have occurred since the impairment testing was performed.

Following is the change in Goodwill (amounts in thousands):

Balance, December 31, 2004	$41,972
Addition upon the acquisition of Barrow Cable Television	209
Balance, December 31, 2005	$42,181

Other Intangible Assets include the following at December 31, 2005 and 2004 (amounts in thousands):

	2005	2004
Software license fees	$5,843	4,828
PCS license	1,788	1,788
Right-of-way	783	783
Other	656	491
	9,070	7,890
Less accumulated amortization	2,869	1,625
Net other intangible assets	$6,201	6,265

Following are the changes in Other Intangible Assets (amounts in thousands):

Balance, December 31, 2003	$4,195
Asset additions	2,926
Less amortization expense	856
Balance, December 31, 2004	6,265
Asset additions	1,180
Less amortization expense	1,244
Balance, December 31, 2005	$6,201

Amortization expense for amortizable intangible assets for the years ended December 31, 2005, 2004 and 2003 follow (amounts in thousands):

	Years Ended December 31,
	2005	2004	2003

Amortization expense for amortizable intangible assets	$1,244	856	660

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years ending December 31,
2006	$1,378
2007	$1,312
2008	$992
2009	$673
2010	$151

(6)                        Notes Receivable from Related Parties

Notes receivable from related parties consist of the following (amounts in thousands):

	December 31,
	2005	2004

Notes receivable from officers bearing interest up to 6.5% or at the rate paid by us on our senior indebtedness, unsecured, due through February 8, 2007	$3,680	5,452
Notes receivable from officers bearing interest at the rate paid by us on our senior indebtedness, secured by GCI common stock, due through December 1, 2006	350	350
Notes receivable from other related parties bearing interest up to 7.6% or at the rate paid by us on our senior indebtedness, unsecured and secured by property, due through December 31, 2007	86	185
Interest receivable	1,072	849
Total notes receivable from related parties	5,188	6,836
Less notes receivable from related parties issued upon stock option exercise, classified as a component of stockholders’ equity	1,722	3,016
Less current portion, including current interest receivable	922	475
Long-term portion, including long-term interest receivable	$2,544	3,345

(7)                        Debt

Long-term debt consists of the following (amounts in thousands):

	December 31,
	2005	2004
Senior Notes (a)	$320,000	320,000
Senior Credit Facility (b)	159,200	121,168
Note Payable	350	—
Debt	479,550	441,168
Less unamortized bond discount paid on the Senior Notes	3,710	4,031
Less current portion of long-term debt	1,725	168
Long-term debt, net of unamortized bond discount	$474,115	436,969

(a)          We have outstanding Senior Notes of $316.3 million at December 31, 2005. We pay interest of 7.25% on the Senior Notes and they are due in 2014. The Senior Notes are an unsecured senior obligation. The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the life of the Senior Notes.

The Senior Notes are not redeemable prior to February 15, 2009. At any time on or after February 15, 2009, the Senior Notes are redeemable at our option, in whole or in part, on not less than thirty days nor more than sixty days notice, at the following redemption prices, plus accrued and unpaid interest (if any) to the date of redemption:

If redeemed during the twelve month period commencing February 1 of the year indicated:	Redemption Price
2009	103.625%
2010	102.417%
2011	101.208%
2012 and thereafter	100.000%

We may, on or prior to February 17, 2007, at our option, use the net cash proceeds of one or more underwritten public offerings of our qualified stock to redeem up to a maximum of 35% of the initially outstanding aggregate principal amount of our Senior Notes at a redemption price equal to 107.25% of the principal amount of the Senior Notes, together with accrued and unpaid interest, if any, thereon to the date of redemption, provided that not less than 65% of the principal amount of the Senior Notes originally issued remain outstanding following such a redemption.

The Senior Notes restrict GCI, Inc. and certain of its subsidiaries from incurring debt in most circumstances unless the result of incurring debt does not cause our leverage ratio to exceed 6.0 to one. The Senior Notes do not allow debt under the Amended Senior Credit Facility to exceed the greater of (and reduced by certain stated items):

•                  $250 million, reduced by the amount of any prepayments, or

•                  3.0 times earnings before interest, taxes, depreciation and amortization for the last four full fiscal quarters of GCI, Inc. and certain of its subsidiaries.

The Senior Notes limit our ability to make cash dividend payments.

In 2004 we conducted a Consent Solicitation and Tender Offer for our old Senior Notes which were replaced by our current Senior Notes. The total redemption cost was $186.1 million. The premium to redeem our old Senior Notes was $6.1 million (excluding interest cost of $1.3 million) and was recognized as a loss on early extinguishment of debt, a component of Other Income (Expense), during the year ended December 31, 2004 in our Consolidated Statements of Operations.

Semi-annual interest payments of approximately $11.6 million were paid in February 2005 and August 2005. The next semi-annual interest payment is due February 2006.

The Senior Notes are subordinate to our Amended Senior Credit Facility.

We were in compliance with all Senior Notes loan covenants at December 31, 2005.

(b)         We have an outstanding Amended Senior Credit Facility of $159.2 million at December 31, 2005. On August 31, 2005 our April 2004 Senior Credit Facility was amended and restated. The Amended Senior Credit Facility includes a $160.0 million term loan and a $55.0 million revolving credit facility with a $25.0 million sublimit for letters of credit. Our term loan is fully drawn and we have letters of credit outstanding totaling $5.5 million at December 31, 2005, which leaves $49.5 million available to draw under the revolving credit facility if needed. We have not borrowed under the revolving credit facility in 2005. Our Amended Senior Credit Facility is due in 2012.

Proceeds from the amendment were used to pay down our previous Senior Credit Facility and to pay off our Satellite Transponder Capacity Capital Lease with the remainder used to pay financing fees. Outstanding principal of $35.8 million on the Satellite Transponder Capacity Capital Lease was repaid, and we incurred a $2.8 million charge due to the early termination of the capital lease which is classified as a component of Other Income (Expense) during the year ended December 31, 2005 in our Consolidated Statements of Operations.

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

Total Leverage Ratio (as defined)	Applicable Margin
>3.75	0.175%
>3.25 but <3.75	0.150%
>2.75 but <3.25	0.125%
< 2.75	0.100%

The commitment fee we are required to pay on the unused portion of the commitment was reduced to 0.375%.

The Amended Senior Credit Facility increased our allowed Total Leverage Ratio (as defined) limit to 4.50:1.0 and our Senior Debt Ratio (as defined) limit to 2.25:1.0. Our Fixed Charge Coverage Ratio (as defined) must be less than 1.0:1.0.

Substantially all of the Company’s assets collateralize the Amended Senior Credit Facility.

The amendment was a substantial modification of our April 2004 Senior Credit Facility and we therefore recognized $1.8 million in Amortization and Write-off of Loan and Senior Notes Fees during the year ended December 31, 2005 in our Consolidated Statements of Operations. Deferred loan fees of $362,000 were determined not to be a substantial modification and continue to be amortized over the life of the Amended Senior Credit Facility.

In connection with the Amended Senior Credit Facility, we paid bank fees and other expenses of $946,000 during the year ended December 31, 2005.

Borrowings under the Amended Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items. We were in compliance with all Amended Senior Credit Facility loan covenants at December 31, 2005.

As of December 31, 2005 maturities of long-term debt were as follows (amounts in thousands):

Years ending December 31,
2006	$1,725
2007	1,725
2008	1,700
2009	1,600
2010	1,600
2011 and thereafter	471,200
$479,550

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

(9)                        Comprehensive Income

During the years ended December 31, 2005, 2004 and 2003 we had other comprehensive income of $0, $308,000 and $232,000, respectively. Total comprehensive income during the years ended December 31, 2005, 2004 and 2003 was $20,831,000, $21,560,000 and $15,774,000, respectively.

(10)                  Income Taxes

Total income tax (expense) benefit was allocated as follows (amounts in thousands):

	Years ended December 31,
	2005	2004	2003
Net income before cumulative effect of a change in accounting principle	$(16,004)	(17,463)	(10,074)
Cumulative effect of a change in accounting principle	—	—	367
Net income from continuing operations	(16,004)	(17,463)	(9,707)
Stockholders’ equity, for stock option compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	922	1,730	538
	$(15,082)	(15,733)	(9,169)

Income tax (expense) benefit consists of the following (amounts in thousands):

	Years ended December 31,
	2005	2004	2003
Current tax expense:
Federal taxes	$(827)	606	(297)
State taxes	(238)	176	(104)
	(1,065)	782	(401)

Deferred tax expense:
Federal taxes	(11,587)	(14,151)	(7,169)
State taxes	(3,352)	(4,094)	(2,504)
	(14,939)	(18,245)	(9,673)
	$(16,004)	(17,463)	(10,074)

Total income tax expense differed from the “expected” income tax expense determined by applying the statutory federal income tax rate of 35% as follows (amounts in thousands):

	Years ended December 31,
	2005	2004	2003
“Expected” statutory tax expense	$(12,892)	(13,550)	(9,156)
State income taxes, net of federal benefit	(2,343)	(2,439)	(1,695)
Income tax effect of goodwill amortization, nondeductible expenditures and other items, net	(780)	(668)	(568)
Adjustments to ending temporary difference and other balances, net	11	(806)	1,345
	$(16,004)	(17,463)	(10,074)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below (amounts in thousands):

	December 31,
	2005	2004
Current deferred tax assets:
Net operating loss carryforwards	$14,880	8,344
Accounts receivable, principally due to allowance for doubtful accounts	1,902	2,450
Compensated absences, accrued for financial reporting purposes	2,216	2,186
Workers compensation and self insurance health reserves, principally due to accrual for financial reporting purposes	542	854
Other	56	59
Total current deferred tax assets	$19,596	13,893

	December 31,
	2005	2004
Long-term deferred tax assets:
Net operating loss carryforwards	$52,288	63,524
Alternative minimum tax credits	2,028	1,892
Deferred compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	1,582	1,729
Asset retirement obligations in excess of amounts recognized for tax purposes	1,316	1,218
Employee stock option compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	612	601
Sweepstakes award in excess of amounts recognized for tax purposes	120	178
Charitable contributions expense for financial reporting in excess of amount recognized for tax purposes and other items	368	523
Total long-term deferred tax assets	58,314	69,665

Long-term deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	106,701	101,603
Amortizable assets	21,366	17,173
Total gross long-term deferred tax liabilities	128,067	118,776
Net combined long-term deferred tax liabilities	$69,753	49,111

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

At December 31, 2005, we have (1) tax net operating loss carryforwards of approximately $164.2 million that will begin expiring in 2009 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.0 million available to offset regular income taxes payable in future years. We utilized federal tax net operating loss carryforwards of approximately $13.4 million in 2005. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

The following schedule shows our tax net operating loss carryforwards by year of expiration (amounts in thousands):

Years ending December 31,	Federal	State
2009	$6,031	8,264
2010	9,018	8,935
2011	6,919	6,685
2018	19,995	17,883
2019	27,910	26,516
2020	44,747	43,799
2021	29,614	28,987
2022	14,080	13,788
2023	3,968	3,902
2024	544	—
2025	1,341	—
Total tax net operating loss carryforwards	$164,167	158,759

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

(11)                  Stockholders’ Equity

Common Stock

GCI’s Class A common stock and Class B common stock are identical in all respects, except that each share of Class A common stock has one vote per share and each share of Class B common stock has ten votes per share. In addition, each share of Class B common stock outstanding is convertible, at the option of the holder, into one share of Class A common stock.

In December 2004 we used a portion of the proceeds of the December 2004 Senior Notes offering to repurchase from MCI 3,751,509 of our Class A common shares at $8.33 per share; the shares were retired in December 2004. At December 31, 2005 and 2004 MCI owned none of our issued and outstanding Class A shares. MCI owned 1,275,791 shares of our Class B common stock that represented approximately 33 percent of the issued and outstanding Class B shares at December 31, 2005 and 2004.

In January 2004, 3,108 shares of our Series B preferred stock were converted to approximately 560,000 shares of our Class A common stock at the stated conversion price of $5.55 per share. In August 2004, 3,328 shares of our Series B preferred stock were converted to 599,640 shares of our Class A common stock at the stated conversion price of $5.55 per share. In November 2004, 4,995 shares of our Series B preferred stock were converted to 900,000 shares of our Class A common stock at the stated conversion price of $5.55 per share.

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

During the year ended December 31, 2005 and 2004 we repurchased 1,716,312 and 266,181, respectively, shares of our Class A common stock at a cost of approximately $16.1 million and $2.6 million, respectively, pursuant to the Class A and Class B common stock repurchase program authorized by our Board of Directors and approved by our lenders. During the year ended December 31, 2005 and 2004 we retired 1,344,000 and 196,153 shares, respectively, of our Class A common stock that we purchased pursuant to the Class A and Class B common stock repurchase program.

During the year ended December 31, 2004 our President and CEO tendered 70,028 shares of his GCI Class A common stock to us at the then existing market value of $10.71 per share for a total value of $750,000. The stock tender was in lieu of a cash payment on a note receivable with related parties issued upon stock option exercise. We retired the shares in 2005.

During the year ended December 31, 2005 our Senior Vice-President and CFO tendered 20,701 shares of his GCI Class A common stock to us at the then existing market value of $9.87 per share for a total value of $204,000. The stock tender was in lieu of a cash payment on a note receivable with related parties and a note receivable with related parties issued upon stock option exercise. We retired the shares in 2005.

Treasury Stock

In 2005 we purchased 265 shares of our Class A common stock for approximately $2,700 to fund various stock awards for our employees.

In 2004 we acquired 15,000 shares of our Class A common stock for approximately $165,000 to fund deferred compensation agreements for employees and we purchased 8,716 shares of our Class A common stock for approximately $71,000 to fund various stock awards for our employees.

Stock Option Plan

In December 1986, GCI adopted a Stock Option Plan (the “Option Plan”) in order to provide a special incentive to our officers, non-employee directors, and employees by offering them an opportunity to acquire an equity interest in GCI. The Option Plan, as amended, provides for the grant of options for a maximum of 13.2 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an option expires or terminates, the shares subject to the option will be available for further grants of options under the Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Option Plan.

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

Information for the years 2005, 2004 and 2003 with respect to the Option Plan follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	6,288,766	$6.34

Granted	963,200	$6.24
Exercised	(377,487)	$4.95
Forfeited	(98,200)	$5.93
Outstanding at December 31, 2003	6,776,279	$6.41

Granted	881,500	$8.19
Exercised	(1,116,704)	$5.49
Forfeited	(104,200)	$7.07
Outstanding at December 31, 2004	6,436,875	$6.81

Granted	983,455	$9.47
Exercised	(659,098)	$6.06
Forfeited	(217,955)	$7.22
Outstanding at December 31, 2005	6,543,277	$7.27

Available for grant at December 31, 2005	939,997

Our stock options and warrants expire at various dates through December 2015. At December 31, 2005, 2004, and 2003, the weighted-average remaining contractual lives of options outstanding were 5.75, 6.16, and 6.47 years, respectively.

At December 31, 2005, 2004, and 2003, the number of exercisable shares under option was 3,867,118, 3,473,340, and 3,495,361, respectively, and the weighted-average exercise price of those options was $6.62, $6.45, and $6.11, respectively.

The per share weighted-average fair value of stock options granted during 2005 was $4.81 per share for compensatory and $3.91 for non-compensatory options; for 2004 was $4.65 per share for compensatory and $4.48 for non-compensatory options; and for 2003 was $4.30 per share for compensatory and $2.99 for non-compensatory options. The amounts were determined as of the options’ grant dates using a Black-Scholes option-pricing model with the following weighted-

average assumptions:  2005 - risk-free interest rate of 4.24%, volatility of 0.43, an expected life of 4.95 years, and no dividend distribution; 2004 - risk-free interest rate of 3.62%, volatility of 0.52, an expected life of 5.69 years, and no dividend distribution; and 2003 - risk-free interest rate of 3.45%, volatility of 0.53, an expected life of 5.26 years, and no dividend distribution.

Summary information about our stock options outstanding at December 31, 2005 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.11-$5.99	524,490	4.35	$4.62	454,090	$4.53
$ 6.00-$6.04	751,264	5.77	$6.00	433,364	$6.00
$ 6.05-$6.49	52,000	5.03	$6.13	51,000	$6.13
$ 6.50-$6.94	1,579,210	4.44	$6.50	1,419,610	$6.50
$ 6.95-$7.24	664,500	2.66	$7.00	592,932	$7.00
$ 7.25-$7.39	1,175,000	6.18	$7.25	278,330	$7.25
$ 7.40-$8.49	766,293	6.10	$7.98	477,259	$7.80
$ 8.50-$9.99	823,420	8.75	$9.38	117,133	$9.03
$ 10.00-$11.24	434,600	9.54	$10.12	19,400	$10.54
$ 11.25	30,000	5.50	$11.25	24,000	$11.25
$ 3.11-$11.25	6,800,777	5.75	$7.24	3,867,118	$6.62

Employee Stock Purchase Plan

In December 1986, we adopted an Employee Stock Purchase Plan (the “Plan”) qualified under Section 401 of the Internal Revenue Code of 1986. The Plan provides for acquisition of GCI’s Class A and Class B common stock at market value. The Plan permits each employee who has completed one year of service to elect to participate in the Plan. Through December 31, 2005, eligible employees could elect to reduce their compensation in any even dollar amount up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $14,000. Beginning January 1, 2006, eligible employees can elect to reduce their compensation in any even dollar amount up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $15,000. Eligible employees may contribute up to 10 percent of their compensation with after-tax dollars, or they may elect a combination of salary reductions and after-tax contributions.

Eligible employees were allowed to make catch-up contributions of no more than $4,000 during the year ended December 31, 2005 and will be able to make such contributions limited to $5,000 during the year ended December 31, 2006. We do not match employee catch-up contributions.

We may match employee salary reductions and after tax contributions in any amount, elected by our Board of Directors each year, but not more than 10 percent of any one employee’s compensation will be matched in any year. Matching contributions vest over the initial six years of employment. For the year ended December 31, 2003 the combination of salary reductions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee’s compensation or $40,000 (determined after salary reduction) for any year. For the year ended December 31, 2004, the combination of salary reductions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee’s compensation or $41,000 (determined after salary reduction). For the year ended December 31, 2005, the combination of salary reductions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee’s compensation or $42,000 (determined after salary reduction).

Employee contributions may be invested in GCI Class A and Class B common stock, AT&T common stock, Comcast Corporation common stock, or various mutual funds.

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

Our matching contributions allocated to participant accounts totaled approximately $5,180,000, $4,858,000, and $4,035,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The Plan may, at its discretion, purchase shares of GCI common stock from GCI at market value or may purchase GCI’s common stock on the open market. In 2005, 2004 and 2003 we funded all of our employer-matching contributions through market purchases.

(12)                  Industry Segments Data

Our reportable segments are business units that offer different products. The reportable segments are each managed separately and offer distinct products with different production and delivery processes. The determination of a reportable segment is based upon SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.”

As of January 1, 2005 financial information for our SchoolAccess® offering to rural school districts and a similar offering to rural hospitals and health clinics (“Broadband services”) is not included in the long-distance services segment but is included in the “All Other” category. Additionally, Property and Equipment originally included in the Internet services segment were determined to be Broadband services Property and Equipment and were reclassified to the “All Other” category. Segment and All Other category data for the years ended December 31, 2004 and 2003 have been reclassified to reflect the changes.

We have four reportable segments as follows:

Long-distance services. We offer a full range of common carrier long-distance services to commercial, government, other telecommunications companies and residential customers, through our networks of fiber optic cables, digital microwave, and fixed and transportable satellite earth stations.

Cable services. We provide cable television services to residential, commercial and government users in the state of Alaska. Our cable systems serve 40 communities and areas in Alaska, including the state’s four largest urban areas, Anchorage, Fairbanks, the Matanuska-Susitna Valley, and Juneau. We offer digital cable television services in Anchorage, Barrow, Bethel, Cordova, Fairbanks, Homer, Juneau, Kenai, Ketchikan, Kodiak, Kotzebue, the Matanuska-Susitna Valley, Nome, Petersburg, Seward, Soldotna, Valdez and Wrangell and retail cable modem service (through our Internet services segment) in all of our locations in Alaska except Kotzebue.

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

Included in the “All Other” category in the tables that follow are our Broadband services, managed services, product sales and cellular telephone services. None of these business units has ever met the quantitative thresholds for determining reportable segments. Also included in the All Other category are corporate related expenses including information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses.

We evaluate performance and allocate resources based on (1) earnings or loss from operations before depreciation and amortization expense, net other expense and income taxes, and (2) operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters.

Summarized financial information for our reportable segments for the years ended December 31, 2005, 2004 and 2003 follows (amounts in thousands):

	Reportable Segments
	Long- Distance Services	Cable Services	Local Access Services	Internet Services	Total Reportable Segments	All Other	Total
2005
Revenues:
Intersegment	$17,164	3,913	8,472	1,153	30,702	1,344	32,046
External	188,751	105,293	51,480	29,957	375,481	67,545	443,026
Total revenues	205,915	109,206	59,952	31,110	406,183	68,889	475,072

Cost of goods sold (exclusive of depreciation and amortization shown separately below) (“Cost of goods sold”):
Intersegment	19,168	1	4,198	3,975	27,342	550	27,892
External	38,263	29,925	28,359	7,534	104,081	30,780	134,861
Total cost of good sold	57,431	29,926	32,557	11,509	131,423	31,330	162,753

	Reportable Segments
	Long- Distance Services	Cable Services	Local Access Services	Internet Services	Total Reportable Segments	All Other	Total
Contribution:
Intersegment	(2,004)	3,912	4,274	(2,822)	3,360	794	4,154
External	150,488	75,368	23,121	22,423	271,400	36,765	308,165
Total contribution	148,484	79,280	27,395	19,601	274,760	37,559	312,319

Selling, general and administrative expenses	32,309	29,908	19,858	9,549	91,624	62,838	154,462
Restructuring charge	584	302	194	152	1,232	735	1,967
Bad debt expense (recovery)	(2,299)	804	357	168	(970)	2,050	1,080
Loss on termination of capital lease	2,797	—	—	—	2,797	—	2,797

Earnings (loss) from external operations before depreciation, amortization, net interest expense and income taxes	117,097	44,354	2,712	12,554	176,717	(28,858)	147,859

Less depreciation and amortization expense	26,258	21,000	7,205	3,960	58,423	15,703	74,126
Add loss on termination of capital lease	2,797	—	—	—	2,797	—	2,797
Operating income (loss)	$93,636	23,354	(4,493)	8,594	121,091	(44,561)	76,530
Total assets	$239,694	324,861	68,815	27,470	660,840	212,935	873,775
Capital additions	$16,321	17,003	21,540	5,760	60,624	20,527	81,151

2004
Revenues:
Intersegment	$14,447	2,596	9,436	3,731	30,210	794	31,004
External	179,963	101,437	46,957	25,969	354,326	70,500	424,826
Total revenues	194,410	104,033	56,393	29,700	384,536	71,294	455,830

Cost of goods sold:
Intersegment	18,099	1	2,624	4,322	25,046	2,824	27,870
External	45,980	26,959	29,088	6,991	109,018	30,545	139,563
Total cost of good sold	64,079	26,960	31,712	11,313	134,064	33,369	167,433

Contribution:
Intersegment	(3,652)	2,595	6,812	(591)	5,164	(2,030)	3,134
External	133,983	74,478	17,869	18,978	245,308	39,955	285,263
Total contribution	130,331	77,073	24,681	18,387	250,472	37,925	288,397

Selling, general and administrative expenses	31,577	28,100	18,316	9,377	87,370	59,990	147,360
Bad debt expense (recovery)	(3,142)	932	279	154	(1,777)	703	(1,074)
Early extinguishment of debt	—	—	—	—	—	6,136	6,136

Earnings (loss) from external operations before depreciation, amortization, net interest expense and income taxes	105,548	45,446	(726)	9,447	159,715	(26,874)	132,841

	Reportable Segments
	Long- Distance Services	Cable Services	Local Access Services	Internet Services	Total Reportable Segments	All Other	Total
Less depreciation and amortization expense	22,567	18,957	4,941	3,332	49,797	13,074	62,871
Add early extinguishment of debt	—	—	—	—	—	6,136	6,136
Operating income (loss)	$82,981	26,489	(5,667)	6,115	109,918	(33,812)	76,106
Total assets	$265,529	328,887	55,120	26,512	676,048	173,143	849,191
Capital additions	$42,982	20,350	19,280	9,085	91,697	20,882	112,579

2003
Revenues:
Intersegment	$13,648	2,504	9,763	2,423	28,338	744	29,082
External	179,400	96,004	38,998	19,842	334,244	56,553	390,797
Total revenues	193,048	98,508	48,761	22,265	362,582	57,297	419,879

Cost of goods sold:
Intersegment	17,517	1	2,121	4,484	24,123	2,585	26,708
External	46,936	25,988	23,761	5,862	102,547	22,836	125,383
Total cost of good sold	64,453	25,989	25,882	10,346	126,670	25,421	152,091

Contribution:
Intersegment	(3,869)	2,503	7,642	(2,061)	4,215	(1,841)	2,374
External	132,464	70,016	15,237	13,980	231,697	33,717	265,414
Total contribution	128,595	72,519	22,879	11,919	235,912	31,876	267,788

Selling, general and administrative expenses	30,462	27,101	17,718	8,589	83,870	54,823	138,693
Bad debt expense (recovery)	(1,187)	651	119	60	(357)	179	(178)
Impairment charge	5,434	—	—	—	5,434	—	5,434

Earnings (loss) from external operations before depreciation, amortization, net interest expense and income taxes	97,755	42,264	(2,600)	5,331	142,750	(21,285)	121,465

Depreciation and amortization expense	17,519	17,028	3,553	3,056	41,156	11,611	52,767
Operating income (loss)	$80,236	25,236	(6,153)	2,275	101,594	(32,896)	68,698
Total assets	$294,362	326,435	40,763	22,021	683,581	79,439	763,020
Capital additions	$26,790	15,223	3,608	2,993	48,614	13,865	62,479

Long-distance services, local access services and Internet services are billed utilizing a unified accounts receivable system and are not reported separately by business segment. All such accounts receivable are included above in the long-distance services segment for all periods presented.

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

Years ended December 31,	2005	2004	2003

Reportable segment revenues	$406,183	384,536	362,582
Plus All Other revenues	68,889	71,294	57,297
Less intersegment revenues eliminated in consolidation	32,046	31,004	29,082
Consolidated revenues	$443,026	424,826	390,797

A reconciliation of reportable segment earnings from operations before depreciation and amortization expense, net interest expense and income taxes to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

Years ended December 31,	2005	2004	2003

Reportable segment earnings from external operations before depreciation and amortization expense, net interest expense and income taxes	$176,717	159,715	142,750
Less All Other loss from operations before depreciation and amortization expense, net interest expense and income taxes	28,858	26,874	21,285
Consolidated earnings from operations before depreciation and amortization expense, net interest expense and income taxes	147,859	132,841	121,465
Less depreciation and amortization expense	74,126	62,871	52,767
Add loss on termination of capital lease and early extinguishment of debt	2,797	6,136	—
Consolidated operating income	76,530	76,106	68,698
Less other expense, net	39,695	37,391	42,538
Consolidated net income before income taxes and cumulative effect of a change in accounting principle	$36,835	38,715	26,160

A reconciliation of reportable segment operating income to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

Years ended December 31,	2005	2004	2003

Reportable segment operating income	$121,091	109,918	101,594
Less All Other operating loss	44,561	33,812	32,896
Consolidated operating income	76,530	76,106	68,698
Less other expense, net	39,695	37,391	42,538
Consolidated net income before income taxes and cumulative effect of a change in accounting principle	$36,835	38,715	26,160

We earn revenues included in the long-distance services segment from MCI, a major customer. We earned revenues from MCI, net of discounts, of approximately $85,396,000, $81,741,000 and $81,996,000 for the years ended December 31, 2005, 2004 and 2003, respectively. As a percentage of total revenues, MCI revenues, net of amounts earned from the third party obligor, totaled 19.3%, 19.2% and 21.0% for the years ended December 31, 2005, 2004 and 2003, respectively.

On July 21, 2002 MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court.  On July 22, 2003, the United States Bankruptcy Court approved a settlement agreement for pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI.  MCI emerged from bankruptcy protection on April 20, 2004.  The remaining pre-petition accounts receivable balance owed by MCI to us after this settlement was $11.1 million (“MCI credit”) which we have used and will continue to use as a credit against amounts payable for services purchased from MCI.

After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI.  We have accounted for our use of the MCI credit as a gain contingency, and, accordingly, are recognizing a reduction of bad debt expense as services are provided by MCI and the credit is realized.  During the years ended December 31, 2005, 2004 and 2003 we realized approximately $3.3 million, $4.2 million, $2.8 million, respectively, of the MCI credit against amounts payable for services received from MCI.

The remaining unused MCI credit totaled $370,000 and $3.7 million at December 31, 2005 and 2004, respectively.  The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is realized.

In the fourth quarter of 2005 we recognized a decrease in Cost of Goods Sold (exclusive of depreciation and amortization shown separately) upon the receipt of  $9.1 million from the settlement of four separate claims with AT&T Corp. and AT&T Alascom, Inc. pursuant to a master agreement.

(13)     Restructuring Charge

On August 22, 2005 we committed to a reorganization plan to more efficiently meet the demands of technological and product convergence by realigning along customer lines rather than product lines.  The reorganization plan included integration of several functions resulting in the layoff of 76 employees by November 30, 2005.  The reorganization was completed and became effective on January 1, 2006.  Beginning January 1, 2006 we will be reorganized under Consumer, Commercial, Network Access and Managed Broadband segments, replacing the Long-distance, Cable, Local Access and Internet services segments.

Charges incurred in relation to the reorganization plan were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  Our estimate of the total costs to be incurred under this plan is $2.1 million of which $2.0 million has been recognized as a liability for one-time termination benefits in accordance with SFAS No. 146 during the year ended December 31, 2005.  The following table sets forth the restructuring charges by segment during the year ended December 31, 2005 (amounts in thousands):

	Reportable Segments
	Long- Distance Services	Cable Services	Local Access Services	Internet Services	Total Reportable Segments	All Other	Total
Estimated total restructuring charges to be incurred	$658	302	194	152	1,306	782	2,088
Total restructuring charges recognized at December 31, 2005	$584	302	194	152	1,232	735	1,967

Following is a reconciliation of our beginning and ending liability related to the reorganization plan at December 31, 2005 (amounts in thousands):

Balance at December 31, 2004	$—
Restructuring charge incurred	1,967
Cash paid	(1,554)
Non-cash charges	(282)
Balance at December 31, 2005	$131

(14)                Financial Instruments

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  At December 31, 2005 and 2004 the fair values of cash and cash equivalents, net receivables, current portion of notes receivable from related parties, current maturities of capital lease obligations and long-term debt, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments.  Our Series B preferred stock was fully redeemed in 2005 therefore the fair value approximates the carrying value at December 31, 2004.  The carrying amounts and estimated fair values of our financial instruments at December 31, 2005 and 2004 follow (amounts in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes receivable with related parties	$2,544	2,544	3,345	3,345
Long-term debt and capital lease obligations	$474,743	475,325	470,391	474,422
Other liabilities	$8,657	8,515	8,108	8,108

The following methods and assumptions were used to estimate fair values:

Notes receivable from related parties:  Substantially all of the carrying value of the long-term portion of notes receivable from related parties is estimated to approximate fair value because these instruments are subject to variable interest rates.

Long-term debt and capital lease obligations:  The fair value of our Senior Notes is estimated based on the quoted market price for the same issue.  The fair value of our Amended Senior Credit Facility and Satellite Transponder Capacity Capital Lease obligation is estimated to approximate the carrying value because these instruments are subject to variable interest rates.  The fair value of our capital lease due to related party is estimated based upon the discounted amount of future cash flows using our current incremental rate of borrowing on our Amended Senior Credit Facility.

Other Liabilities:  Deferred compensation liabilities have no defined maturity dates therefore the fair value is the amount payable on demand as of the balance sheet date.  Asset retirement obligations are recorded at their fair value and, over time, the liability is accreted to its present value each period.  Lease escalation liabilities are valued at the discounted amount of future cash flows using the Amended Senior Credit Facility interest rate at December 31, 2005.

Derivative Instruments and Hedging Activities

Effective September 21, 2001, we entered into an interest rate swap agreement to convert $25.0 million of  variable interest rate debt equal to the 90 day LIBOR rate plus 334 basis points to 3.98% fixed rate debt plus applicable margins.  Terms of the interest rate swap mirrored the underlying variable rate debt, except the interest rate swap terminated on September 21, 2004.  We entered into the transaction to help insulate us from future increases in interest rates.  Under SFAS No. 133, the interest rate swap was accounted for as a cash flow hedge.  The change in the fair value of the interest rate swap net of income taxes was recorded as an increase or decrease in Accumulated Other Comprehensive Loss in the Consolidated Statements of Stockholders’ Equity.  The associated cost was recognized in Interest Expense in the Consolidated Statements of Operations.  During the years ended December 31, 2004 and 2003 we recognized approximately $526,000 and $681,000, respectively, in incremental interest expense resulting from this transaction.

(15)                  Related Party Transactions

MCI

MCI was a related party through December 7, 2004 and during the year ended December 31, 2003.  In December 2004 we repurchased from MCI 3,751,509 shares of our Class A common stock after which MCI no longer qualifies as a related party.  We earned revenues from MCI, net of discounts, of approximately $81,741,000 and $81,996,000 for the years ended December 31, 2004 and 2003, respectively.  As a percentage of total revenues, MCI revenues totaled 19.2% and 21.0% for the years ended December 31, 2004 and 2003, respectively.

We paid MCI to distribute our traffic in the contiguous 48 states and Hawaii approximately $4,174,000 and $4,570,000 for the years ended December 31, 2004 and 2003, respectively.

Other

We entered into a long-term capital lease agreement in 1991 with the wife of our President and CEO for property occupied by us.  The leased asset was capitalized in 1991 at the owner’s cost of $900,000 and the related obligation was recorded in the accompanying financial statements.  The lease agreement was amended in September 2002.  The amended lease terminates on September 30, 2011.  Through September 30, 2003 our monthly payment was $20,000, increasing to $20,860 per month October 1, 2003 through September 30, 2006 and increasing to $21,532 per month October 1, 2006 through September 30, 2011.

In January 2001 we entered into an aircraft operating lease agreement with a company owned by our President and CEO.  The lease was amended effective January 1, 2002 and February 25, 2005.  The lease is month-to-month and may be terminated at any time upon one hundred and twenty days written notice.  The monthly lease rate is $75,000.  Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share, all of which are exercisable.  We paid a deposit of $1.5 million in connection with the lease.  The deposit will be repaid to us upon the earlier of six months after the agreement terminates, or nine months after the date of a termination notice.  The lessor may sell to us the stock arising from the exercise of the stock option or surrender the right to purchase all or a portion of the stock option to repay the deposit, if allowed by our debt instruments in effect at such time.

(16)                  Commitments and Contingencies

Leases

Operating Leases as Lessee.  We lease business offices, have entered into site lease agreements and use satellite transponder and fiber capacity and certain equipment pursuant to operating lease arrangements.  Rental costs, including immaterial amounts of contingent rent expense, under such arrangements amounted to approximately $31,951,000, $30,635,000 and $25,221,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Capital Leases

In August 2005 we used proceeds from our Amended Senior Credit Facility to pay off our Satellite Transponder Capacity Capital Lease.  Outstanding principal of $35.8 million was repaid and we incurred a $2.8 million charge due to the early termination of the capital lease which is classified as Loss on Early Extinguishment of Capital Lease during the year ended December 31, 2005 on our Consolidated Statements of Operations.

We entered into a long-term capital lease agreement in 1991 with the wife of our President and CEO for property occupied by us as further described in note 15.

                                      A summary of future minimum lease payments for all leases follows (amounts in thousands):

Years ending December 31:	Operating	Capital
2006	$19,359	252
2007	12,685	258
2008	11,569	258
2009	9,089	258
2010	6,786	258
2011 and thereafter	20,044	194
Total minimum lease payments	$79,532	1,478
Less amount representing interest		(806)
Less current maturity of obligations under capital leases		(44)
Long-term obligations under capital leases, due to related party, excluding current maturity		$628

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

Telecommunication Services Agreement and Capacity Leases

We lease a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provide management and maintenance services for this capacity to a significant customer.  The telecommunications service agreement is for fifteen years and may be extended for up to two successive three-year periods and, upon expiration of the extensions, one additional year with a total outstanding commitment of $138.1 million at December 31, 2005.  On March 24, 2005, the lessee announced that they had signed a contract with a competitor to build a microwave system to run parallel with our fiber optic cable system.  The lessee may utilize the microwave system in place of or in addition to our fiber optic cable system.  We have received notice from the lessee of their intent to amend our agreement.  We have agreed with the lessee that the agreement may be canceled by either party with 60 days written notice.

We lease portions of our fiber optic system capacity to certain customers.  The operating lease agreements have term commitments that expire in 2006 through 2010.

A summary of minimum future service revenues, assuming the agreement for a portion of our 800-mile fiber optic system capacity is not terminated pursuant to contract provisions, follows (amounts in thousands):

Years ending December 31,
2006	$24,776
2007	21,174
2008	20,214
2009	17,634
2010	15,054
2011 and thereafter	72,076
Total minimum future service revenues	$170,928

The operating leases do not include contingent lease revenue.

Letters of Credit

We have letters of credit totaling $5.5 million outstanding under our Amended Senior Credit Facility as follows:

$3.0 million to secure payment of certain access charges associated with our provision of telecommunications services within the State of Alaska,

$2.4 million to meet obligations associated with our insurance arrangements, and

$100,000 to secure right of way access.

Digital Local Phone Service (“DLPS”) Equipment Purchase Commitment

To ensure the necessary equipment is available to us to provision DLPS service delivery, we have entered into an agreement to purchase a certain number of outdoor, network powered multi-media adapters and other vendor equipment.  The agreement has a remaining outstanding commitment at December 31, 2005 of $6.9 million of which approximately $3.8 million, $2.7 million, and $400,000 are expected to be paid during the years ended December 31, 2006, 2007 and 2008, respectively.

Alaska Airline Miles Agreement

In August 2003 we entered into an agreement with Alaska Airlines, Inc. to offer our residential and business customers who make qualifying purchases from us the opportunity to accrue mileage awards in the Alaska Airlines Mileage Plan.  The agreement as amended requires the purchase of Alaska Airlines miles during the year ended December 31, 2005 and in future years.  The agreement has a remaining commitment at December 31, 2005 totaling approximately $10.8 million.

Deferred Compensation Plan

During 1995, we adopted a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation.  We may contribute matching deferrals at a rate selected by us.  Participants immediately vest in all elective deferrals and all income and gain attributable thereto.  Matching contributions and all income and gain attributable thereto vest over a six-year period.  Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years.  Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability.  Participants are general creditors of us with respect to deferred compensation plan benefits.  Compensation deferred pursuant to the plan totaled approximately $37,000, $37,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

Performance Based Incentive Compensation Plan

During 2003 we adopted and in 2005 we amended a non-qualified, performance based incentive compensation plan.  The amended incentive compensation plan provides additional compensation to certain officers and key employees based upon the Company’s achievement of specified financial performance goals.  The Compensation Committee of the Board of Directors establishes goals on which executive officers are compensated, and management establishes the goals for other covered employees.  The amended incentive compensation plan goals were met as of December 31, 2005.  We expect to pay awards in cash or GCI’s Class A common stock by December 31, 2006.  Under this plan we recognized expenses of $1.2 million, $673,000 and $672,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

Guaranteed Service Levels

Certain customers have guaranteed levels of service with varying terms.  In the event we are unable to provide the minimum service levels we may incur penalties or issue credits to customers.

Self-Insurance

We are self-insured for losses and liabilities related primarily to health and welfare claims up to $150,000 per incident and $1.0 million per lifetime per beneficiary above which third party insurance applies.  A reserve of $1.1 million and $2.0 million was recorded at December 31, 2005 and 2004, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims.  We are self-insured for losses and liabilities related to workers’ compensation claims up to $500,000 above which third party insurance applies.  A reserve of $119,000 and $122,000 was recorded at December 31, 2005 and 2004, respectively, to cover estimated reported losses and estimated expenses for investigating and settling claims.  Actual losses will vary from the recorded reserves.  While we use what we believe is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

We are self-insured for damage or loss to certain of our transmission facilities, including our buried, under sea, and above-ground transmission lines.  If we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.

Anchorage Unbundled Network Elements Arbitration

On June 25, 2004, the Regulatory Commission of Alaska (“RCA”) issued a comprehensive decision setting forth new rates for unbundled network elements, resale, and terms and conditions for interconnection in the Anchorage arbitration.  Significantly, the RCA raised the loop rate in Anchorage to $19.15 but subsequently reduced the loop rate on reconsideration to $18.64.  The RCA also issued other various arbitration rulings adverse to us, including adopting Alaska Communications Systems Group, Inc.’s (“ACS”) non-recurring and collocation cost models.  On December 7, 2004, the Commission issued a final order approving an interconnection agreement.  We have appealed various Commission arbitration rulings.

On September 30, 2005, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from the requirement that it provide access to unbundled network elements, and that to the extent it voluntarily did so, that the pricing provisions of the Act would not apply.  We filed our opposition on January 9, 2006, and replies are due on February 23, 2006.  The FCC is required under statute to issue a decision by September 30, 2006, or on its own motion, in an additional 90 days.  If a decision is not issued within the required timeframe, the petition is deemed granted.  The ability to obtain unbundled network elements is an important element of our local exchange and exchange access services business, and the outcome of this proceeding could result in a change in our ability to access segments of the Anchorage market via the facilities of the ILEC and the cost of doing so.  We cannot predict at this time the outcome of this proceeding or its impact on us; however, our net cost of providing local telephone services in Anchorage could be materially adversely affected by an adverse decision.

Cable Service Rate Reregulation

Federal law permits regulation of basic cable programming services rates.  However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system’s subscribers request such regulation by filing a petition with the RCA.  At December 31, 2005, only the Juneau system is subject to RCA regulation of its basic service rates.  No petition requesting regulation has been filed for any other system.  (The Juneau system serves 7.2% of our total basic service subscribers at December 31, 2005.)  A cable rate increase in the Juneau system effective February 1, 2003, did not affect basic programming service and therefore did not require RCA approval.

Litigation and Disputes

We are routinely involved in various lawsuits, billing disputes, legal proceedings and regulatory matters that have arisen in the normal course of business.

(17)                Subsequent Event

We agreed to invest approximately $29.5 million in exchange for a majority equity interest in Alaska DigiTel, a small Alaska PCS provider.  The existing owners will retain a minority ownership interest and voting control of Alaska DigiTel.  The exact percentage and dollar amounts for our interest in Alaska DigiTel will vary in proportion to the amount the existing owners elect to retain, but we expect to own between 75% and 85% after completion of the transaction.  The transaction is based on a post closing enterprise valuation of $37.0 million for Alaska DigiTel.  We will fund the Alaska DigiTel transaction from cash on hand, by drawing down additional debt, or a combination of the two.  Matanuska Telephone Association filed a petition with the FCC against our application in February 2006.  The Alaska DigiTel transaction requires certain regulatory approvals and we are uncertain when it will close.

Item 15(b).  Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company dated December 18, 2000 (30)
3.2	Amended and Restated Bylaws of the Company dated January 28, 2000 (28)
10.3	Westin Building Lease (5)
10.4	Duncan and Hughes Deferred Bonus Agreements (6)
10.5	Compensation Agreement between General Communication, Inc. and William C. Behnke dated January 1, 1997 (19)
10.6	Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska (3)
10.13	MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (8)
10.14	Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (8)
10.15	Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
10.16	Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
10.17	Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
10.20	The GCI Special Non-Qualified Deferred Compensation Plan (11)
10.21	Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI Communication Corp. (11)
10.25	Licenses: (5)
10.25.1	214 Authorization
10.25.2	International Resale Authorization
10.25.3	Digital Electronic Message Service Authorization
10.25.11	Certificate of Convenience and Public Necessity - Telecommunications Service (Local Exchange) dated July 7, 2000 á
10.26	ATU Interconnection Agreement between GCI Communication Corp. and Municipality of Anchorage, executed January 15, 1997 (18)
10.29	Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (12)
10.30	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and Alaska Cablevision, Inc. (12)
10.31	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and McCaw/Rock Homer Cable System, J.V. (12)
10.32	Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and McCaw/Rock Seward Cable System, J.V. (12)
10.33	Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among General Communication, Inc., and the Prime Sellers Agent (13)
10.34	First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (13)
10.36	Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order U-96-89(8) dated January 14, 1997 (18)
10.37	Amendment to the MCI Carrier Agreement executed April 20, 1994 (18)

Exhibit No.	Description
10.38	Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (16)
10.39	MCI Carrier Addendum—MCI 800 DAL Service effective February 1, 1994 (16)
10.40	Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (16)
10.41	Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (16)
10.42	Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (18)
10.43	Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (16)
10.44	Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (20)
10.45	First Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated April 1, 1996 (20)
10.46	Service Mark License Agreement between MCI Communications Corporation and General Communication, Inc. dated April 13, 1994 (19)
10.47	Radio Station Authorization (Personal Communications Service License), Issue Date June 23, 1995 (19)
10.50	Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc. and GCI Network Systems dated April 1, 1992 (20)
10.51	Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August 1, 1996 (20)
10.52	Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc. (3)
10.54	Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings dated September 23, 1996 (19)
10.55	Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (19)
10.58	Employment and Deferred Compensation Agreement between General Communication, Inc. and John M. Lowber dated July 1992 (19)
10.59	Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated August 15, 1994 (19)
10.60	Transponder Lease Agreement between General Communication Incorporated and Hughes Communications Satellite Services, Inc., executed August 8, 1989 (9)
10.61	Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and Hughes Communications Galaxy, Inc. dated August 24, 1995 (19)
10.62	Order Approving Application, Subject to Conditions; Requiring Filing; and Approving Proposed Tariff on an Inception Basis, dated February 4, 1997 (19)
10.66	Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp. dated as of July 11, 1997. (23)
10.67	Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System Partnership Contract Variation No. 1 dated as of December 1, 1997. (23)
10.71	Third Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated February 27, 1998 (25)
10.80	Fourth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom. (27)
10.89

Fifth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc., formerly known as MCI Telecommunications Corporation dated August 7, 2000 ♦ (31)

Exhibit No.	Description
10.90

Sixth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc., formerly known as MCI Telecommunications Corporation dated February 14, 2001 ♦ (31)

10.91

Seventh Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc., formerly known as MCI Telecommunications Corporation dated March 8, 2001 ♦ (31)

10.100	Contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated March 12, 2002 ♦(35)
10.102	First Amendment to Lease Agreement dated as of September 2002 between RDB Company and GCI Communication Corp. as successor in interest to General Communication, Inc. (37)
10.103

Agreement and plan of merger of GCI American Cablesystems, Inc. a Delaware corporation and GCI Cablesystems of Alaska, Inc. an Alaska corporation each with and into GCI Cable, Inc. an Alaska corporation, adopted as of December 10, 2002 (37)

10.104	Articles of merger between GCI Cablesystems of Alaska, Inc. and GCI Cable, Inc., adopted as of December 10, 2002 (37)
10.105	Aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of January 22, 2001 (37)
10.106	First amendment to aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 8, 2002 (37)
10.108	Bonus Agreement between General Communication, Inc. and Wilson Hughes (39)
10.109	Eighth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc. ♦ (39)
10.110	Settlement and Release Agreement between General Communication, Inc. and WorldCom, Inc. (39)
10.112	Waiver letter agreement dated as of February 13, 2004 for Credit, Guaranty, Security and Pledge Agreement (41)
10.113	Indenture dated as of February 17, 2004 between GCI, Inc. and The Bank of New York, as trustee (41)
10.114

Registration Rights Agreement dated as of February 17, 2004, among GCI, Inc., and Deutsche Bank Securities Inc., Jefferies & Company, Inc., Credit Lyonnais Securities (USA), Inc., Blaylock & Partners, L.P., Ferris, Baker Watts, Incorporated, and TD Securities (USA), Inc., as Initial Purchasers (41)

10.121

First amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated July 24, 2002 ♦ (43)

Exhibit No.	Description
10.122

Second amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated December 31, 2003 (43)

10.123

Third amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated February 19, 2004 ♦ (43)

10.124

Fourth amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated June 30, 2004 ♦ (43)

10.126	Audit Committee Charter (as revised by the board of directors of General Communication, Inc. effective as of February 3, 2005) (46)
10.127	Nominating and Corporate Governance Committee Charter (as revised by the board of directors of General Communication, Inc. effective as of February 3, 2005) (46)
10.128

Fifth amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated January 22, 2005 ♦ (46)

10.129	Ninth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc. ♦ (47)
10.130

Amended and Restated Credit Agreement among GCI Holdings, Inc. and Calyon New York Branch as Administrative Agent, Sole Lead Arranger, and Co-Bookrunner, The Initial Lenders and Initial Issuing Bank Named Herein as Initial Lenders and Initial Issuing Bank, General Electric Capital Corporation as Syndication Agent, and Union Bank of California, N.A., CoBank, ACB, CIT Lending Services Corporation and Wells Fargo Bank, N.A. as Co-Documentation Agents, dated as of August 31, 2005 (47)

10.131	Amended and Restated 1986 Stock Option Plan of General Communication, Inc. as of June 7, 2005 (47)
10.132	Amendment #1 to $150 Million EBITDA Incentive Program dated December 30, 2005 á
10.133

Memorandum of Understanding dated effective as of December 4, 2005 setting forth the principal terms and conditions of transactions proposed to be consummated among Alaska DigiTel, LLC, an Alaska limited liability company, all of the members of Denali PCS, LLC, an Alaska limited liability company, and General Communication, Inc., an Alaska corporation ♦á

14	Code Of Business Conduct and Ethics (originally reported as exhibit 10.118) (42)
21.1	Subsidiaries of the Registrant á
23.1	Consent of KPMG LLP (Independent Public Accountant for Company) á
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 á
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 á
99	Additional Exhibits:
99.1	The Articles of Incorporation of GCI Communication Corp. (2)
99.2	The Bylaws of GCI Communication Corp. (2)
99.7	The Bylaws of GCI Cable, Inc. (14)
99.8	The Articles of Incorporation of GCI Cable, Inc. (14)
99.15	The Bylaws of GCI Holdings, Inc. (19)
99.16	The Articles of Incorporation of GCI Holdings, Inc. (19)
99.17	The Articles of Incorporation of GCI, Inc. (18)
99.18	The Bylaws of GCI, Inc. (18)

Exhibit No.	Description
99.27	The Partnership Agreement of Alaska United Fiber System (23)
99.28	The Bylaws of Potter View Development Co., Inc. (32)
99.29	The Articles of Incorporation of Potter View Development Co., Inc. (32)
99.30	The Bylaws of GCI American Cablesystems, Inc. (34)
99.31	The Articles of Incorporation of GCI American Cablesystems, Inc. (34)
99.32	The Bylaws of GCI Cablesystems of Alaska, Inc. (34)
99.33	The Articles of Incorporation of GCI Cablesystems of Alaska, Inc. (34)
99.34	The Bylaws of GCI Fiber Communication, Co., Inc. (34)
99.35	The Articles of Incorporation of GCI Fiber Communication, Co., Inc. (34)
99.37	The Articles of Incorporation of Wok 1, Inc. (38)
99.38	The Bylaws of Wok 1, Inc. (38)
99.39	The Articles of Incorporation of Wok 2, Inc. (38)
99.40	The Bylaws of Wok 2, Inc. (38)

♦	Certain information has been redacted from this document which we desire to keep undisclosed.
á	Filed herewith.

Exhibit Reference	Description
2	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1990
3	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1991
5	Incorporated by reference to The Company’s Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
6	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1989.
8	Incorporated by reference to The Company’s Current Report on Form 8-K dated June 4, 1993.
9	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
10	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
11	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
12	Incorporated by reference to The Company’s Form S-4 Registration Statement dated October 4, 1996.
13	Incorporated by reference to The Company’s Current Report on Form 8-K dated November 13, 1996.
14	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
16	Incorporated by reference to The Company’s Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.
18	Incorporated by reference to The Company’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
19	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.

Exhibit Reference	Description
20	Incorporated by reference to The Company’s Amendment No. 2 to Form S-3/A Registration Statement (File No. 333-28001) dated July 21, 1997.
21	Incorporated by reference to The Company’s Amendment No. 3 to Form S-3/A Registration Statement (File No. 333-28001) dated July 22, 1997.
23	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
24	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
25	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
26	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
27	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
28	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
29	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
30	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
31	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
32	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
33	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
34	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
35	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
36	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
37	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
38	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
39	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
40	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
41	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
42	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
43	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
44	Incorporated by reference to The Company’s Annual Definitive Proxy Statement on Form 14A filed on April 30, 2004.
45	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
46	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

Exhibit Reference	Description
47	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

		By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President
(Chief Executive Officer)
Date:	March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen M. Brett	Chairman of Board and Director	March 14, 2006
Stephen M. Brett

/s/Ronald A. Duncan	President and Director	March 14, 2006
Ronald A. Duncan	(Principal Executive Officer)

/s/ Jerry A. Edgerton	Director	March 7, 2006
Jerry A. Edgerton

/s/ Scott M. Fisher	Director	March 6, 2006
Scott M. Fisher

Director
William P. Glasgow

Director
Stephen R. Mooney

/s/ James M. Schneider	Director	March 14, 2006
James M. Schneider

/s/John M. Lowber	Senior Vice President, Chief Financial	March 14, 2006
John M. Lowber	Officer, Secretary and Treasurer
(Principal Financial Officer)

/s/ Alfred J. Walker	Vice President, Chief Accounting	March 14, 2006
Alfred J. Walker	Officer
(Principal Accounting Officer)