Form 10-K/A
period 2005-12-31
GENERAL COMMUNICATION INC
filed 2006-05-01
CIK 808461

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

The number of shares outstanding of the registrant’s common stock as of February 28, 2006, was:

Class A common stock – 51,255,177, shares; and,

Class B common stock – 3,839,504, shares.

Explanatory Note

General Communication, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed on March 16, 2006 (the “Original Filing”).

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

Part III

Item 10.                                                   Directors and Executive Officers of the Registrant.

Identification

As of December 31, 2005, our board consisted of seven director positions, divided into three classes of directors serving staggered three-year terms.

A director on our board is elected at an annual meeting of shareholders and serves until the earlier of his or her resignation or removal, or his or her successor is elected and qualified. Our executive officers generally are appointed at our board’s first meeting after each annual meeting of shareholders and serve at the discretion of the board.

The following table sets forth certain information about our directors and executive officers as of December 31, 2005.

Name	Age	Position

Stephen M. Brett(1),(2),(3),(4)	65	Chairman, Director

Ronald A. Duncan(1),(3)	53	President, Chief Executive Officer and Director

John M. Lowber(5)	56	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer

G. Wilson Hughes	60	Executive Vice President and General Manager

William C. Behnke	48	Senior Vice President – Strategic Initiatives

Gina R. Borland	42	Vice President, Product Management – Voice and Messaging

Marsha E. Burns	53	Vice President – General Manager, Network Solutions

Martin E. Cary	41	Vice President – General Manager, Managed Broadband Services

Richard P. Dowling	62	Senior Vice President – Corporate Development

Paul E. Landes	47	Vice President and General Manager, Consumer Services

Terry J. Nidiffer	55	Vice President, Product Management – Data and Entertainment

Gregory W. Pearce	42	Vice President and General Manager, Commercial Services

Dana L. Tindall	44	Senior Vice President – Legal, Regulatory and Governmental Affairs

Richard D. Westlund	62	Senior Vice President and General Manager, Network Access Services

Jerry A. Edgerton(1),(2),(4)	63	Director

Scott M. Fisher(1),(2),(4),(5)	39	Director

William P. Glasgow(1),(2),(3),(4),(5),(6)	47	Director

Stephen R. Mooney(1),(2),(3),(4),(6)	46	Director

James M. Schneider(1),(2),(4),(6)	53	Director

(1)           The present classification of our board is as follows: (1) Class I – Mr. Edgerton, whose present term expires at the time of our 2008 annual meeting; (2) Class II – Messrs. Brett, Duncan and Mooney whose present terms expire at the time of our present annual meeting;

and (3) Class III – Messrs. Fisher, Glasgow, and Schneider, whose present terms expire at the time of the 2007 annual meeting, although Mr. Fisher as a recently appointed member is to stand for election in 2006.

(2)           Member of the Compensation Committee.

(3)           Member of the Executive Committee.

(4)           Member of the Nominating and Corporate Governance Committee.

(5)           Member of Finance Committee.

(6)           Member of the Audit Committee.

Stephen M. Brett. Mr. Brett has served as Chairman of our board since June 2005 and as a director on our board since January 2001. He has been of counsel to Sherman and Howard, a law firm, since January 2001. He served as Senior Executive Vice President for AT&T Broadband from March 1999 to April 2000. His present term as a director on our board expires in 2006.

Ronald A. Duncan. Mr. Duncan is a co-founder of the Company and has served as a director on our board since 1979. Mr. Duncan has served as our President and Chief Executive Officer since January 1989. His present term as director on the board expires in 2006.

John M. Lowber. Mr. Lowber has served as our Chief Financial Officer since January 1987, as our Secretary and Treasurer since July 1988 and as our Senior Vice President since December 1989.

G. Wilson Hughes. Mr. Hughes has served as our Executive Vice President and General Manager since June 1991.

William C. Behnke. Mr. Behnke has served as our Senior Vice President – Strategic Initiatives since January 2001. Prior to that, he had served as our Senior Vice President – Marketing and Sales from January 1994.

Richard P. Dowling. Mr. Dowling has served as our Senior Vice President – Corporate Development since December 1990.

Dana L. Tindall. Ms. Tindall has served as our Senior Vice President – Legal, Regulatory, and Governmental Affairs since January 1994.

Gina R. Borland. Ms. Borland has served as our Vice President, Product Management – Voice and Messaging since September 2005. Prior to that, she had served as our Vice President-General Manager, Local Services beginning in January 2001. Prior to that, she was a member of our Corporate Development Department serving in various capacities generally involving business development from September 1996 through December 2000.

Marsha E. Burns. Ms. Burns has served as our Vice President – General Manager, Network Solutions since 1998.

Martin E. Cary. Mr. Cary has served as our Vice President – General Manager, Managed Broadband Services since September 2004. Prior to that Mr. Cary was our Vice President – Broadband Services from June 1999 to September 2004.

Paul E. Landes. Mr. Landes has served as our Vice President and General Manager, Consumer Services since September 2005. Prior to that, he was our Vice President – Marketing and Sales, Chief Marketing Officer beginning in 2002. Prior to that, he was our Vice President – Marketing from 1999 to 2002.

Terry J. Nidiffer. Mr. Nidiffer has served as our Vice President, Product Management – Data and Entertainment since September 2005. Prior to that, he served as our Vice President – General Manager, Internet Services beginning in February 2000.

Richard D. Westlund. Mr. Westlund has served as our Senior Vice President and General Manager, Network Access Services since September 2005. Prior to that, he was our Vice President-General Manager, Long Distance and Wholesale Services beginning in January 2001. He was our Vice President – General Manager, Wholesale and Carrier Services from January 1999 through December 2000.

Jerry A. Edgerton. Mr. Edgerton has served as a director on our board since June 2004. He has since January 2006 served as Group President of Verizon Federal. Prior to that, he had since November 1996 served as Senior Vice President – Government Markets for MCI Communications Corporation, an affiliate of MCI, Inc. (collectively, “MCI”; however, in January 2006 MCI was acquired by Verizon Communications, Inc., and the resulting entity is referred to in this document as “Verizon”). His present term as a director on our board expires in 2008.

Scott M. Fisher. Mr. Fisher was appointed to our board in December 2005 to fill a vacancy caused by the retirement of his father (Donne F. Fisher) as former Chairman and a board member. He has since 1998 been a partner of Fisher Capital Partners, Ltd., a private equity and real estate investment company located in Denver, Colorado. Prior to that from June 1990 to April 1998, he was Vice President at The Bank of New York and BNY Capital Resources Corporation, an affiliate of The Bank of New York, where he worked in the corporate lending and commercial leasing departments. While the term of director position to which he was appointed expires in 2007, Mr. Fisher is to stand for election at the next annual shareholder meeting in accordance with existing policy of the Company.

William P. Glasgow. Mr. Glasgow has served as a director on our board since 1996. From 2005 to the present, Mr. Glasgow has been Chief Executive Officer of AmericanWay Education. From 1999 to December 2004, he was President/CEO of Security Broadband Corp. From 2000 to the present Mr. Glasgow has been President of Diamond Ventures, L.L.C., a Texas limited liability company and sole general partner of Prime II Management, L.P., and Prime II Investments, L.P., both of which are Delaware limited partnerships. Since 1996, he has been President of Prime II Management, Inc., a Delaware corporation, which was formerly the sole general partner of Prime II Management, L.P. His present term as a director on our board expires in 2007.

Stephen R. Mooney. Mr. Mooney has served as a director on our board since January 1999. Since January 2006 he has served as Vice President, Business Development of VerizonBusiness. Prior to that, he had served as Vice President, Corporate Development and Treasury Services at MCI beginning in 2002. From 1999 to 2002, he was Vice President of WorldCom Ventures Fund, Inc. His present term as a director on our board expires in 2006.

Gregory W. Pearce. Mr. Pearce has served as our Vice President and General Manager, Commercial Services since September 2005. Prior to that, he was our Vice President /Director of Long Distance Products beginning in January 1998. Prior to that, Mr. Pearce served us in various engineering management functions beginning with his joining us in November 1990.

James M. Schneider. Mr. Schneider has served as a director on our board since July 1994. He has been Senior Vice President and Chief Financial Officer for Dell, Inc. since March 2000. Prior to that, he was Senior Vice President – Finance for Dell Computer Corporation from September 1998 to March 2000. He presently serves on the board of directors of, and is a member of the audit committee of, GAP, Inc. He also serves on the board of, and is a member of, the audit and management development and compensation committees of, Lockheed Martin Corporation. His present term as a director on our board expires in 2007.

Arrangements and Understandings

Director Independence. Messrs. Edgerton and Mooney, members of our board, were officers of MCI and are now officers of Verizon. As of December 31, 2005, MCI was (and as of its acquisition in January 2006 by Verizon), and Verizon has become the holder of in excess of 5% of the Company’s outstanding shares of Class B common stock. Mr. Brett, our Chairman of the Board, while in that capacity an officer under our Bylaws and responsible for the conduct of our board meetings and shareholder meetings when present, is considered by our board to have no greater influence on our affairs or authority to act on behalf of us than any of the non-executive directors on our board.

Our board believes each of its members is an independent director, as the term is defined by the Nasdaq Stock Market corporate governance listing standards to which we are subject (“Independent Director”), with the exception of Mr. Duncan who is an officer and employee of the Company. That is, in the case of all other board members, our board believes each of them is an individual having a relationship which would not interfere with the exercise of independent judgment in carrying out the member’s responsibilities to us.

Audit Committee Financial Expert

Our Audit Committee is composed of Messrs. Glasgow, Mooney and Schneider. All three of them are considered by our board to be Independent Directors. In addition, they are all considered by our board to be audit committee financial experts (“Audit Committee Financial Experts”).

The Nasdaq Stock Market corporate governance listing standards require that at least one member of our Audit Committee must have past employment experience in finance or accounting, requisite professional certification in accounting, or comparable experience or background which results in the individual’s “financial sophistication.”  This financial sophistication may derive from the person being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. Our board believes that Messrs. Glasgow, Mooney and Schneider, as Audit Committee Financial Experts, also meet the Nasdaq Stock Market requirements for financial sophistication.

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

Legal Proceedings

As of December 31, 2005, our board was unaware of any legal proceedings which may have occurred during the past five years in which one or more of our directors, director nominees or executive officers were a party adverse to us, or any legal proceeding which would be material to an evaluation of the ability or integrity of one or more of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2005, there was a failure to file with the SEC a Form 4 (Change in Beneficial Ownership Report) on a timely basis as required under Section 16(a) of the Exchange Act of 1934, as amended (“Exchange Act”). That is, a former director failed to file Form 4 on a transaction, dated May 25, 2005, until June 8, 2005.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics (“Ethics Code”) was adopted by our board in 2003. It applies to all of our officers, directors and employees. The Ethics Code takes as its basis a set of business principles adopted by our board several years ago. It also builds upon the basic requirements for a code of ethics as required by federal securities law and rules adopted by the SEC.

Through our Ethics Code, we reaffirm our course of business conduct and ethics as based upon key values and characteristics and through adherence to a clear code of ethical conduct. Our Ethics Code promotes honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships of our employees. It also promotes full, fair, accurate, timely and understandable disclosure in our reports and documents filed with, or submitted to, the SEC and other public communications made by us. Our Ethics Code further promotes compliance with applicable governmental laws, rules and regulations, internal reporting of violations of the code to appropriate persons as identified in the code and accountability for adherence to the code.

A copy of our Ethics Code is displayed on our Internet website at www.gci.com (click on “About GCI,” then click on “Corporate Governance,” and then click on “Code of Business Conduct and Ethics”). Also, a copy of the Ethics Code may be obtained at no charge and upon written request to us at the following address:

ATTN: Secretary (Ethics Code)

General Communication, Inc.

2550 Denali Street, Suite 1000

Anchorage, Alaska  99503

Item 11. Executive Compensation.

Director Compensation

In December 2004 the board adopted a director compensation plan (“Director Compensation Plan”) to acknowledge and compensate, from time to time, directors on our board for ongoing dedicated service. The plan compensation consists of stipends in the form of cash and Company Class A common stock. The cash compensation consists of $24,000 per year (prorated for days served and paid quarterly) plus $2,000 for each meeting attended either in person or telephonically. The cash compensation portion of the Director Compensation Plan applied throughout 2005.

Under the Director Compensation Plan and for 2005, the directors earned the following cash stipends:  (1) Mr. Fisher – $4,000; (2) Mr. Duncan – $42,000; (3) Mr. Brett – $36,000; (4) Mr. Edgerton – none; (5) Mr. Glasgow – $40,000; (6) Mr. Mooney – none; and (7) Mr. Schneider – $46,000.

The stock compensation portion of the Director Compensation Plan consists of a grant of 3,330 shares to a director for each year of service, or a portion of a year of service. Grants are made and vest annually under the plan on June 1 of each year. For 2005, grants of awards were made under the Director Compensation Plan as of June 1, 2005. As of December 31, 2005, our board anticipated that grants of awards would be made under the plan as of June 1, 2006. When the shares vest, they are subject to taxation based on the then fair market value of the vested shares. Accordingly, at the time of vesting, the Company will make a supplemental payment equal to 40% of the value of the vested shares to each director in order to facilitate the payment by the director of the taxes that may result from the vesting of the shares.

The 2005 stock grant was valued at $8.35 per share, resulting in a supplemental payment of $11,122 for each participating director.

Under the Director Compensation Plan, compensation will be paid to those directors who are to receive the benefit individually, whether or not they are our employees. Because of their employment by Verizon and resultant inability to receive compensation from us (they were subject to a similar MCI policy before Verizon’s acquisition of MCI), neither Mr. Edgerton nor Mr. Mooney currently participate in the Director Compensation Plan, although they may be entitled to do so in the future.

Except for the Director Compensation Plan, during 2005, the directors on our board received no other direct compensation for serving on the board and its committees. However, they were reimbursed for travel and out-of-pocket expenses incurred in connection with attendance at meetings of the board and its committees. The director fee structure as described in this section continued unchanged during 2005.

Executive Compensation

Summary Compensation. The following table sets forth certain information concerning the cash and non-cash compensation earned during fiscal years 2003, 2004 and 2005 by our chief executive officer and by each of our four other most highly compensated executive officers whose individual combined salary and bonus each exceeded $100,000 during 2005 (collectively, “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)		Restricted Stock Awards ($)		Securities Underlying Options/SARs(#)		All Other Compensation ($)(1)(2)

Gina R. Borland Vice President, Product Management – Voice and Messaging	2005 2004 2003	134,688 132,500 132,500	501,677 167,484 80,841	(3)	-0 -0 -0	- - -	-0 -0 -0	- - -	50,000 -0 20,000	-	15,300 14,427 13,300

Ronald A. Duncan President and Chief Executive Officer	2005 2004 2003	345,000 345,000 295,000	157,500 131,250 105,000		-0 -0 -0	- - -	27,805 36,763 -0	-	-0 250,000 -0	- -	75,460 51,267 21,338

G. Wilson Hughes Executive Vice President and General Manager	2005 2004 2003	175,000 175,000 175,000	1,138,349 67,724 53,682	(3)	-0 -0 -0	- - -	-0 -0 -0	- - -	-0 -0 -0	- - -	294,071 192,402 162,773	(4)

John M. Lowber Senior Vice President, Chief Financial Officer and Secretary/Treasurer	2005 2004 2003	227,886 223,884 222,050	79,937 85,281 53,682		-0 -0 -0	- - -	-0 -0 -0	- - -	-0 100,000 -0	- -	155,048 142,017 129,257

Dana L. Tindall Senior Vice President – Legal, Regulatory and Governmental Affairs	2005 2004 2003	275,000 250,000 250,000	467,937 90,281 63,682	(3)	-0 -0 -0	- - -	-0 -0 -0	- - -	-0 -0 -0	- - -	21,343 21,760 21,521

(1)                                  The amounts reflected in this column include deferrals and accrued earnings under deferred compensation agreements between us and the named individuals as follows: Mr. Hughes, $137,474 in 2003, $170,444 in 2004 and $271,475 in 2005; Mr. Lowber, $95,912 in 2003, $108,052 in 2004 and $122,441 in 2005; Mr. Hughes received a partial distribution of his deferred compensation account during 2003 and 2004. Does not include bonus agreement granted to Mr. Hughes in 2002. See, within this section, “–Hughes Bonus Agreement.”  The distribution in 2003 included $60,720 of the $137,474 which was credited to Mr. Hughes’ account during 2003. The distribution in 2004 included $35,000 of the $170,444 which was credited to Mr. Hughes’ account during 2004.

(2)                                  The amounts reflected in this column also include matching contributions under the Stock Purchase Plan as follows: Mr. Duncan, $21,000, $20,500 and $20,000 in 2005, 2004 and 2003, respectively; Mr. Hughes, $21,000, $20,500, and $20,000 in 2005, 2004 and 2003, respectively; Mr. Lowber, $21,000, $20,500, and $20,000 in 2005, 2004 and 2003, respectively; Ms. Tindall, $20,083, $20,500, and $20,000 in 2005, 2004 and 2003, respectively; and Ms. Borland, $14,000, $13,000, and $12,000 in 2005, 2004 and 2003, respectively. Amounts shown for Mr. Duncan include premiums of $138 under a term life insurance policy paid in each of 2005, 2004 and 2003. Amounts shown for Ms. Tindall include premiums of $60 under a life insurance policy paid in each of 2005, 2004 and 2003. Amounts shown for Mr. Hughes include premiums of $396, $258 and $258, under life insurance policies paid in each of 2005, 2004 and 2003, respectively. Amounts for Mr. Lowber include premiums of $258, $258 and $138 under life insurance policies paid in each of 2005, 2004 and 2003, respectively. Amounts shown for Ms. Borland include premiums of $100 under a life insurance policy paid in each of 2005, 2004 and 2003. Includes a waiver of accrued interest on a note owed to us by Mr. Lowber in the amounts of $10,022 in January 2006 and $12,007 on each of January 1, 2005 and 2004.

Includes $261 for Ms. Tindall and $3,841 for Mr. Hughes, both for the personal use of our leased aircraft in 2003. Includes $53,122 for 2005 and $29,328 for 2004 in director compensation for Mr. Duncan and a longevity bonus valued at $101, for 2004. Includes a longevity bonus valued at $127 for Mr. Lowber in 2005, and Ms. Borland in 2004. Amounts in this column further include $1,200 of credit applied to services purchased from us by each of the Named Executive Officers for each year for their participation in our quality assurance program extended to employees, generally.

(3)                                  Includes $1,032,000 awarded to Mr. Hughes, $387,000 to Ms. Tindall, and $120,900 to Ms. Borland paid or accrued in 2005 pursuant to our Incentive Compensation Plan. See “Performance Based EBITDA Incentive Compensation Plan.”

(4)                                  Excludes $150,000 paid in 2005 of a $550,000 retention agreement with Mr. Hughes. The agreement vests in equal annual installments beginning December 31, 2006 through December 31, 2009 and accrues interest on the unpaid balance of $400,000 at 7.5% per annum.

Option/SAR Grants

The following table sets forth information on the individual grants of stock options (whether or not in tandem with stock appreciation rights (“SARs”)), and freestanding SARs made during 2005 to its Named Executive Officers. We did not issue any tandem SARs or freestanding SARs during that period.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Option/SARs Granted(1) (#)	% of Total Optional SARs Granted to Employees in Fiscal Year (%)	Exercise or Base Price(2) ($ /Share)	Expiration Date	5% ($)(3)	10% ($)(3)

Gina R. Borland	50,000	5.2	9.75	9/01/15	311,682	770,710

Ronald A. Duncan	—	—	—	—	—	—

G. Wilson Hughes	—	—	—	—	—	—

John M. Lowber	—	—	—	—	—	—

Dana L. Tindall	—	—	—	—	—	—

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

Option Exercise and Fiscal Year-End Values

The following table sets forth information concerning each exercise of stock options during 2005 by each of the Named Executive Officers and the fiscal year-end value of unexercised options held by each of them.

AGGREGATED OPTION/SAR EXERCISES

IN LAST FISCAL YEAR AND FISCAL YEAR END

OPTIONS/SAR VALUES

					Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($)(1)
Name	Shares Acquired on Exercise (#)		Value Realized ($)		Exercisable	Unexercisable	Exercisable	Unexercisable

Gina R. Borland	1,900		13,500		62,064	62,000	273,663	80,960
Ronald A. Duncan	-0	-	-0	-	350,000	300,000	1,150,500	751,500
G. Wilson Hughes	-0	-	-0	-	200,000	200,000	766,000	616,000
John M. Lowber	-0	-	-0	-	390,000	260,000	1,367,700	731,800
Dana L. Tindall	105,787		441,956		200,000	100,000	641,000	308,000

(1)                                  Represents the difference between the fair market value of the securities underlying the options/SAR and the exercise price of the options/SAR based upon the last trading price on December 31, 2005.

Non-Qualified, Unfunded Deferred Compensation Plan

In 1995, we established a non-qualified, unfunded, deferred compensation plan to provide a means by which certain of our employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. Employees eligible to participate in the plan are determined by our board. We may, at our discretion, contribute matching deferrals in amounts as we select.

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

During 2005, none of the Named Executive Officers had participated in this plan.

Long-Term Incentive Plan Awards

Other than the Stock Option Plan and stock awards shown in the Summary Compensation Table, we had no long-term incentive plan in operation during 2005.

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

The provisions of the Incentive Compensation Plan pertaining to the chief executive officer are the same as for the other two groups, except any payments to the general manager and senior officer groups under the plan are included in EBITDA for purposes of determining whether the EBITDA target for the chief executive officer has been met. One-half of the total amount earned will be valued and paid on the last day of the first quarter of the year following achievement of the target EBITDA goal. The remaining one-half will be paid as deferred compensation. This amount will vest one-half on each of the first and second anniversaries of the initial award. However, in the case of our chief executive officer, the individual must be employed by us on such dates for vesting to be effective. We charged $1,370,000 to expense during 2005 under the Incentive Compensation Plan.

During 2005, Mr. Hughes, Ms. Tindall and Ms. Borland were the only Named Executive Officers who participated in the Incentive Compensation Plan. Our Compensation Committee determined that the performance requirements of the Incentive Compensation Plan had been met during 2005 and authorized payments pursuant to the plan and determined they would be made in cash. The committee authorized payments of $1,032,000 to Mr. Hughes, $387,000 to Ms. Tindall and $120,900 to Ms. Borland. The payment to Mr. Hughes represents the full amount he is entitled to pursuant to the plan. Ms. Tindall’s payment equaled 75% of the value of her award and was paid in January 2006 with the remaining amount to be valued and paid on March 31, 2007. Ms. Borland’s award was valued and paid in March and April 2006.

Stock Purchase Plan

In December 1986, we adopted a qualified employee stock purchase plan which has been subsequently amended from time to time and is in its present form the Stock Purchase Plan. The plan is qualified under Section 401 of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). All of our employees who have completed at least one year of service are eligible to participate in the plan. Eligible employees may elect to reduce their taxable compensation in any even dollar amount up to 12% of such compensation for employees earning more than $90,000 per year and up to 50% of such compensation, both up to a maximum per employee of $15,000 for 2006. Employees may contribute up to an additional 10% of their compensation with after-tax dollars. Starting in 2002, participants over the age of fifty may make additional elective contributions to their accounts in the plan pursuant to a schedule set forth in the Internal Revenue Code.

Subject to certain limitations, we may make matching contributions of our common stock for the benefit of employees. Such a contribution will vest in increments over the first six years of employment. Thereafter, they are fully vested when made. No more than 10% of any one employee’s compensation will be matched in any year. Except for additional elective contributions made by participants over age 50, the combination of salary reductions, after-tax contributions and our matching contributions for any employee cannot exceed the lesser of $44,000 or 25% of such employee’s compensation (determined after salary reduction) for 2006.

Under the terms of the Stock Purchase Plan, participating eligible employees may direct their contributions to be invested in common stock of the Company, AT&T Inc. and Comcast Corporation, and shares of various identified mutual funds.

The Stock Purchase Plan, on our behalf, may each year pay to the plan’s trust fund an amount up to 100% of each participating eligible employee’s elective deferral and voluntary contributions to the plan as determined by our board. This employer contribution on behalf of the participating eligible employee is to equal a stated percentage of each employee’s contributions (both voluntary contributions and elective deferrals) during any payroll period. However, no such employee’s elective deferral or voluntary contribution is to be matched in an amount exceeding 10% of that employee’s compensation during any payroll period in which the employee participates in the plan. With limited exception, the amount of our contribution under the plan must not exceed either 10% of the aggregate compensation of all participating eligible employees under the plan in the year for which the contribution is being determined or the annual addition limitations of the Internal Revenue Code as provided in the plan.

The Stock Purchase Plan is administered through a plan administrator (currently Alfred J. Walker, one of our Vice Presidents and our Chief Accounting Officer), and a committee which is appointed by our board. The assets of the plan are invested from time to time by the trustee at the direction of the plan’s committee, except that participants have the right to direct the investment of their contributions to the Stock Purchase Plan. The plan administrator and members of the plan’s committee are all our employees. The plan’s committee has broad administrative discretion under the terms of the plan.

As of December 31, 2005 there remained 1,132,004 shares of Class A and 464,009 shares of Class B common stock allocated to the plan and available for issuance by us or otherwise acquisition by the plan for the benefit of participants in the plan.

Stock Option Plan

In 1986, we adopted a stock option plan which has been amended from time to time and presently is our Amended and Restated 1986 Stock Option Plan (“Stock Option Plan”).

Under our present Stock Option Plan, we are authorized to grant non-qualified options to purchase shares of Class A common stock to selected officers, directors and other employees of, and consultants or advisors to, the Company and its subsidiaries. The number of shares of Class A common stock allocated to the Stock Option Plan was last increased by 2.5 million shares to 13.2 million shares at our 2004 annual meeting. The number of shares for which options may be granted is subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations and certain other changes in corporate structure or capitalization.

As of December 31, 2005, 6,543,277 shares were subject to outstanding options under the Stock Option Plan, 39,960 share grants had been awarded, 5,676,766 shares had been issued upon the exercise of options under the plan and 939,997 shares remained available for additional grants under the plan.

As of December 31, 2005, the Stock Option Plan was administered by our Compensation Committee composed of six members of our board (“Compensation Committee”). The members of that committee are identified below. See within this section, “– Compensation Committee Report on Executive Compensation.”

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

Hughes Bonus Agreement

In consideration for agreeing to continue his employment until December 31, 2004, in December 2002 we granted Mr. Hughes the right to use certain of our real estate for two weeks each year from January 1, 2005 to December 31, 2034. Mr. Hughes may elect at any time to receive a cash bonus in lieu of the foregoing equal to $275,000 plus interest accrued at the rate of 3% per annum for the period between January 1, 2002 and the date on which the option to elect such cash payment is exercised. The bonus vested on December 31, 2004. Should we intend to convey such real estate to a third party, Mr. Hughes would have the right to acquire certain property adjoining that real estate or, unless he should exercise the cash option previously described, be paid an amount equal to $275,000 plus accrued interest at the rate of 3% per annum for the period from January 1, 2002 to the date on which that option is exercised. As of December 31, 2005, $308,000 were accrued pursuant to this agreement, of which $8,250 were accrued during 2005.

Report on Repricing of Options/SARs

During 2005, we did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the Named Executive Officers, whether through amendment, cancellation or replacement grants, or any other means.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Except as disclosed in this Part III, as of December 31, 2005, there were no compensatory plans or arrangements, including payments to be received from us, with respect to the Named Executive Officers for that year. This statement is limited to situations where such a plan or arrangement resulted in or may result from the resignation, retirement, or any other termination of a Named Executive Officer’s employment with us, or from a change of control of us or a change in that officer’s responsibilities following such a change in control, and where the amount involved, including all periodic payments or installments, exceeded $100,000.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is composed of six members of our board as identified below. See within this section below, “– Compensation Committee Report on Executive Compensation.”  The relationships of them to us are described elsewhere in this Part III. See within this Part III, “Directors and

Executive Officers of the Registrant”; “Certain Relationships and Related Transactions:  Certain Transactions”; and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Compensation Committee Report on Executive Compensation

The duties of our Compensation Committee are as follows:

•                                          Prepare, on an annual basis for the review of and action by our board, a statement of policies, goals, and plans for executive officer and board member compensation, if any —

•                                          Statement is specifically to address expected performance and compensation of and the criteria on which compensation is based for the chief executive officer and such other of our executive officers as our board may designate for this purpose.

•                                          Monitor the effect of ongoing events on and the effectiveness of existing compensation policies, goals, and plans —

•                                          Events specifically include but are not limited to the status of the premise that all pay systems correlate with our compensation goals and policies.

•                                          Report from time to time, its findings to our board.

•                                          Monitor compensation-related publicity and public and private sector developments on executive compensation.

•                                          Familiarize itself with, and monitor the tax, accounting, corporate, and securities law ramifications of, our compensation policies, including but not limited to —

•                                          Comprehending a senior executive officer’s total compensation package.

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

For 2005, the duties of our Compensation Committee in the area of executive compensation specifically included addressing the reasonableness of compensation paid to executive officers. In doing so, the committee took into account how compensation compared to compensation paid by competing companies as well as our performance and available resources.

Our compensation policy as established by our Compensation Committee is that a portion of our annual compensation of our senior executive officers relates to and is contingent upon our performance. In addition, executive officers participating in deferred compensation agreements established by us become, under those agreements, our unsecured creditors.

In 2005, our Compensation Committee, using as a guide the Incentive Compensation Plan, established compensation levels for 2005 for all senior corporate officers, including Mr. Duncan and certain of the Named Executive Officers. Also at that time, our Compensation Committee established annual incentive bonus agreements with Mr. Duncan and with each of several of its senior executive officers, including those senior executive officers among the Named Executive Officers.

These agreements included the premise that our performance, or that of a division or subsidiary, as the case may be, for purposes of compensation would be measured by our Compensation Committee against goals reviewed and approved by our board. The goals included our targets for revenues and cash flow standards of the relevant division or subsidiary of our business. Targeted objectives were set and measured from time to time by our Compensation Committee. Our other business achievements obtained through the efforts of an executive officer were also taken into consideration in the evaluation of performance. Performances were evaluated and bonuses were issued as described elsewhere in this section. See, within this section, “– Executive Compensation.”

During 2005, our Compensation Committee monitored and provided direction for the Stock Purchase Plan and Stock Option Plan. In addition, our Compensation Committee reviewed compensation levels of members of management, evaluated the performance of management, and considered management succession and related matters.

Our Compensation Committee reviewed in detail all aspects of compensation for senior officers among the Named Executive Officers and our other senior executive officers. In particular, our Compensation Committee concluded that the performance of our chief executive officer, Mr. Duncan, had met or surpassed the goals and objectives set as the basis for his compensation for 2005. That is, the Compensation Committee believes the salary and benefits paid to Mr. Duncan during 2005 were commensurate with the Company’s financial performance. The Compensation Committee expects that any bonus compensation recommended to be payable to Mr. Duncan in future years will also be based upon the Company’s growth and financial performance, and subject to approval by the Compensation Committee.

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

Compensation Committee

Stephen M. Brett, Chair

Jerry A. Edgerton

Scott M. Fisher

William P. Glasgow

Stephen R. Mooney

James M. Schneider

Performance Graph

The following graph includes a line graph comparing the yearly percentage change in our cumulative total shareholder return on our Class A common stock during the five-year period 2001 through 2005. This return is measured by dividing (1) the sum of (a) the cumulative amount of dividends for the measurement period (assuming dividend reinvestment, if any) and (b) the difference between our share price at the end and the beginning of the measurement period, by (2) the share price at the beginning of that measurement period. This line graph is compared in the following graph with two other line graphs during that five-year period, i.e., a market index and a peer index.

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

Comparison of Five-Year Cumulative Return

Performance Graph for General Communication, Inc.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS PERFORMANCE GRAPH FOR GENERAL

COMMUNICATION, INC., NASDAQ STOCK MARKET INDEX FOR

UNITED STATES COMPANIES, AND NASDAQ TELECOMMUNICATIONS STOCK(1),(2),(3),(4)

Measurement Period (Fiscal Year Covered)	Company ($)	Nasdaq Stock Market Index for U.S. Companies ($)	Nasdaq Telecommunications Stock ($)
FYE 12/31/00	100.0	100.0	100.0
FYE 12/31/01	121.9	79.3	66.5
FYE 12/31/02	95.9	54.8	30.6
FYE 12/31/03	124.3	82.0	50.9
FYE 12/31/04	157.7	89.2	54.3
FYE 12/31/05	147.6	91.1	51.6

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

(4)                                  The index level for all series was set to $100.00 on December 31, 2000.

Item 12.                                                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The Stock Option Plan was initially approved by our shareholders in 1986. We do not have any current equity compensation plans approved by our shareholders other than the Stock Option Plan.

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of December 31, 2005. The recipients of these grants are selected officers, directors and employees of, and consultants or advisors to, us in exchange for consideration in the form of goods or services (as described in Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation).

EQUITY COMPENSATION PLAN INFORMATION

AS OF DECEMBER 31, 2005

Plan Category	Number of Securities to Be Issued Upon Exercise, of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders(1)	6,543,277	7.27	939,997
Equity compensation plans not approved by security holders(2)	250,000	6.50	-0-
Total(3)	6,793,277	7.24	939,997

(1)                                  Stock Option Plan.

(2)                                  Grant made in January 2001 separate from the Stock Option Plan of options to a company owned by Mr. Duncan to acquire 250,000 shares of our Class A common stock at $6.50 per share, exercisable up through March 10, 2010. See below within this section, “– Ownership of Company:  Principal Shareholders.”

(3)                                  Mr. Duncan and three other of our employees have accumulated deferred compensation account balances that have been denominated in shares of our Class A common stock. We have acquired shares of our Class A common stock in the open market or in private transactions over the years to fund the ultimate payment of the deferred amounts. A total of 280,586 shares, of which all but 26,189 shares have vested, are owned in our name and are being held in treasury pending distribution.

Ownership of Company

Principal Shareholders. The following table sets forth, as of December 31, 2005, certain information regarding the beneficial ownership of our Class A common stock and Class B common stock by each of the following:

•                                          Each person known by us to own beneficially 5% or more of the outstanding shares of Class A common stock or Class B common stock.

•                                          Each of our directors.

•                                          Each of the Named Executive Officers.

•                                          All of our executive officers and directors as a group.

All information with respect to beneficial ownership has been furnished to us by the respective shareholders.

Names and Address of Beneficial Owner(1)	Title of Class(2)	Amount and Nature of Beneficial Ownership (#)		% of Class	% of Total Shares Outstanding (Class A & B)(2)	% Combined Voting Power (Class A & B)(2)

Stephen M. Brett	Class A	31,660	(3),(4)	*	*	*
	Class B	—		—

Ronald A. Duncan	Class A Class B	1,426,794 460,021	(4),(5) (5)	2.8 12.0	3.4	6.7

Gina R. Borland	Class A Class B	103,074 1,537	(6) (6)	* *	*	*

Names and Address of Beneficial Owner(1)	Title of Class(2)	Amount and Nature of Beneficial Ownership (#)		%of Class	% of Total Shares Outstanding (Class A & B)(2)	% Combined Voting Power (Class A & B)(2)

Jerry A. Edgerton	Class A Class B	— —		— —	—	—

Donne F. Fisher	Class A Class B	62,135 212,688	(3),(7) (7)	* 5.5	*	2.5

Scott M. Fisher	Class A Class B	306,960 225,000	(8) (8)	* 5.9	*	2.9

William P. Glasglow	Class A Class B	56,604 —	(4),(9)	* —	*	*

G. Wilson Hughes	Class A Class B	840,100 2,765	(10) (10)	1.6 *	1.5	*

John M. Lowber	Class A Class B	682,883 6,287	(11) (11)	1.3 *	1.2	*

Stephen R. Mooney	Class A Class B	— —		— —	—	—

James M. Schneider	Class A Class B	61,660 —	(3),(4)	* —	*	*

Dana L. Tindall	Class A Class B	293,129 3,835	(12) (12)	* *	*	*

GCI Qualified Employee Stock Purchase Plan 2550 Denali St., Ste. 1100 Anchorage, AK 99503	Class A Class B	4,925,784 96,573	(13) (13)	9.6 2.5	9.1	6.6

Estate of Kim Magness c/o David Johnson, Personnel Representative 1512 Larimer St., Ste. 325 Denver, CO 80202	Class A Class B	38,334 435,324		* 11.3	*	4.9

Gary Magness c/o Raymond L. Sutton, Jr. 303 East 17th Ave., Ste 1100 Denver, CO 80203-1264	Class A Class B	137,996 433,924		* 11.3	1.0	5.0

Verizon Communication, Inc.	Class A	50,000	(14)	*	2.4	14.3
140 West Street New York,	Class B	1,275,791		33.2
NY 10007

Robert M. Walp 804 P Street, Apt. 4 Anchorage, AK 99501	Class A Class B	101,149 303,457	(15) (15)	* 7.9	*	3.5

Wellington Management 75 State Street Boston, MA 02109	Class A Class B	5,596,800 —		10.9 —	10.2	6.3

Westport Asset Management, Inc. 253 Riverside Avenue Westport, CT 06880	Class A Class B	3,212,590 —		6.3 —	5.8	3.6

All Directors and Executive Officers As a Group (18 Persons)	Class A Class B	5,293,713 780,302	(16) (16)	9.8 20.3	10.5	14.2

*                                         Represents beneficial ownership of less than 1% of the corresponding class or series stock.

(1)                                  Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. Shares of our stock that a person has the right to acquire within 60 days of December 31, 2005 are deemed to be beneficially owned by such person and are included in the computation of the ownership and voting percentages only of such person. Each person has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the footnotes to the table. Addresses are provided only for persons other than management who own beneficially more than 5% of the outstanding shares of Class A or B common stock.

(2)                                  “Title of Class” includes our Class A common stock and Class B common stock. “Amount and Nature of Beneficial Ownership” and “% of Class” are given for each class of stock. “% of Total Shares Outstanding” and “% Combined Voting Power” are given for the combination of outstanding Class A common stock and Class B common stock, and the voting power for Class B common stock (10 votes per share) is factored into the calculation of that combined voting power.

(3)                                  Includes 25,000 shares of our Class A common stock subject to stock options granted under the Stock Option Plan to each of Messrs. Brett, Donne F. Fisher, and Schneider in February 1997 which they each respectively have the right to acquire within 60 days of December 31, 2005 by exercise of the respective stock options. The exercise price for each option is $7.50 per share.

(4)                                  Includes 3,330 shares of our Class A common stock granted to each of Messrs. Brett, Duncan, Glasgow and Schneider pursuant to the Director Compensation Plan during 2005. Includes 3,330 shares of our Class A common stock granted and issued to each of those persons pursuant to the Director Compensation Plan for services performed during 2004. See within this Part III, “Executive Compensation:  Director Compensation.”

(5)                                  Includes 136,804 shares of Class A common stock and 6,270 shares of Class B common stock allocated to Mr. Duncan under the Stock Purchase Plan. Includes 100,000 shares of Class A common stock subject to stock options granted under the Stock Option Plan to Mr. Duncan which he has the right to acquire within 60 days of December 31, 2005 by exercise of the stock options. Does not include 195,331 shares of Class A common stock held by us in treasury pursuant to deferred compensation agreements with us. Does not include 29,453 shares of Class A common stock held by Amanda Miller, Mr. Duncan’s daughter, of which Mr. Duncan disclaims beneficial ownership. Does not include 18,560 shares of Class A common stock or 8,242 shares of Class B common stock held by the Amanda Miller Trust, with respect to which Mr. Duncan has no voting or investment power. Does not include 50,650 shares of Class A common stock or 27,020 shares of Class B common stock held by Dani Bowman, Mr. Duncan’s wife, of which Mr. Duncan disclaims beneficial ownership. Includes 250,000 shares of Class A common stock which a company owned by Mr. Duncan has the right to acquire within 60 days of December 31, 2005 by the exercise of stock options.

(6)                                  Includes 62,064 shares of Class A common stock which Ms. Borland has the right to acquire within 60 days of December 31, 2005 by the exercise of vested stock options. Includes 40,956 shares of Class A common stock and 1,537 shares of Class B common stock allocated to Ms. Borland under the Stock Purchase Plan.

(7)                                  Does not include 300,200 shares of Class A and 225,000 shares of Class B common stock owned by Fisher Capital Partners, Ltd., the corporate general partner of which is affiliated with Mr. Fisher’s spouse. Mr. Fisher disclaims any beneficial ownership of these shares.

(8)                                  Includes 300,200 shares of Class A and 225,000 shares of Class B common stock owned by Fisher Capital Partners, Ltd. of which Mr. Fisher is a partner.

(9)                                  Does not include (i) 5,259 shares owned by Diamond Ventures, LLC of which Mr. Glasgow is President and (ii) 158 shares owned by a daughter of Mr. Glasgow. Mr. Glasgow disclaims any beneficial ownership of the shares held by this entity or by his daughter.

(10)                            Includes 300,000 shares of Class A common stock which Mr. Hughes has the right to acquire within 60 days of December 31, 2005 by the exercise of vested stock options. Includes 72,360 shares of Class A common stock and 2,765 shares of Class B common stock allocated to Mr. Hughes under the Stock Purchase Plan. See within this Part III, “Executive Compensation:  Hughes Bonus Agreement.”

(11)                            Includes 490,000 shares which Mr. Lowber has the right to acquire within 60 days of December 31, 2005 by the exercise of vested stock options. Includes 55,915 shares of Class A common stock and 6,017 shares of Class B common stock allocated to Mr. Lowber under the Stock Purchase Plan.

(12)                            Includes 250,000 shares which Ms. Tindall has the right to acquire within 60 days of December 31, 2005 by the exercise of vested stock options. Includes 42,857 shares of Class A common stock and 3,835 shares of Class B common stock allocated to Ms. Tindall under the Stock Purchase Plan.

(13)                            Balance as of December 31, 2005.

(14)                            Includes 50,000 shares of Class A common stock which Verizon has a right to acquire within 60 days of December 31, 2005 by the exercise of vested stock options.

(15)                            Includes 38,231 shares of Class A common stock and 2,408 shares of Class B common stock allocated to Mr. Walp under the Stock Purchase Plan. Includes 27,170 shares of Class A common stock which Mr. Walp has the right to acquire within 60 days of December 31, 2005 by the exercise of vested stock options.

(16)                            Includes 2,623,058 shares of Class A common stock which such persons have the right to acquire within 60 days of December 31, 2005 through the exercise of vested stock options. Includes 514,887 shares of Class A common stock and 27,253 shares of Class B common stock allocated to such persons under the Stock Purchase Plan.

Changes in Control

Pledged Assets and Securities. Our obligations under our credit facilities are secured by substantially all of our assets. Should there be a default by us under such agreements, our lenders could gain control of our assets. We have been at all times during 2005 in compliance with all material terms of these credit facilities. These obligations and pledges are further described elsewhere in this Form 10-K.

Senior Notes. In February 2004 GCI, Inc., our wholly-owned subsidiary, sold $250 million in aggregate principal amount of senior debt securities, and in December 2004 GCI, Inc. sold an additional $70 million in similar debt securities, with the full complement of $320 million due in 2014 (“Senior Notes”). The net proceeds from the Senior Notes were used to repay our then existing $180 million in senior notes, to repay term and revolving portions of our senior credit facility totaling $53.8 million, to repurchase equity from Verizon (at the time of repurchase, MCI), and for other of our ongoing operations. The initial offering of the Senior Notes (not including the subsequent $70 million issue) was later registered under the Securities Act of 1933, as amended (“Securities Act”) in August 2004. We registered $70 million of the Senior Notes in May 2005.

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

For purposes of the Indenture and the Senior Notes, the restricted subsidiaries consist of all of our direct or indirect subsidiaries, with the exception of the unrestricted subsidiaries, none of which existed as of December 31, 2005. Under the terms of the Indenture an unrestricted subsidiary is a subsidiary of GCI, Inc. so designated from time to time in accordance with procedures as set forth in the Indenture.

We and GCI, Inc. have, since the issuance of the Senior Notes and throughout 2005, been in compliance with all material terms of the Indenture including making timely payments on the obligations of GCI, Inc.

Item 13.                 Certain Relationships and Related Transactions.

Certain Transactions

Verizon Agreements. As of December 31, 2005, we continued to have a significant business relationship with MCI (and subsequent to its acquisition by Verizon in early January 2006, with Verizon) including the following:

•                                          Under the Verizon Traffic Carriage Agreement, we agreed to terminate all Alaska-bound Verizon long distance traffic, to handle its toll-free 800 traffic originating in Alaska and terminating in the lower 49 states, its calling card customers when they are in Alaska, and its Alaska toll-free 800 traffic, and to provide data circuits to Verizon as required.

•                                          Under a separate Company Traffic Carriage Agreement, Verizon agreed to terminate certain of our long-distance traffic terminating in the lower 49 states, excluding Washington, Oregon and Hawaii, to originate calls for our calling card customers when they are in the lower 49 states, to provide toll-free 800 service for our customer requirements outside of Alaska, and to provide certain Internet access services.

•                                          Two officers and employees of Verizon (Messrs. Edgerton and Mooney) serve as our directors. See within this Part III, “Directors and Executive Officers of the Registrant:  Identification.”

•                                          In June 2000 we granted stock options to certain of our directors or the company for which each may have been employed (options to Mr. Mooney and another former director were granted to WorldCom Ventures, Inc., a previously wholly-owned indirect subsidiary of MCI).

•                                          We are a party to registration rights agreements with Verizon regarding our Class B common stock. See below within this section, “– Registration Rights Agreements.”

On July 21, 2002 MCI and substantially all of its active U.S. subsidiaries on a combined basis, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. On July 22, 2003 the United States Bankruptcy Court approved the settlement agreement for pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI. MCI emerged from bankruptcy protection on April 20, 2004. The remaining balance owed by MCI to us after this settlement was $11.1 million, which we have used as a credit against amounts payable for services purchased from MCI. The full amount of that credit had been applied to those services as of February 2006. The MCI settlement and release agreements are further discussed elsewhere in the Form 10-K.

Revenues attributed to the Verizon Traffic Carriage Agreement in 2005 were approximately $85.4 million or approximately 19.3% of total revenues. Payments by us to Verizon under the Company Traffic Carriage Agreement in 2005, including $3.286 million in the form of credits applied to our receivables from Verizon, were approximately $4.23 million, or approximately 3.1% of total cost of sales and services. The Verizon Traffic Carriage Agreement provides for a term to July 2008.

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

As of December 31, 2005, the monthly payments were $20,860 per month on the Duncan Lease. It further provides that, should the property not be sold prior to the end of the tenth year of the lease, the partnership would pay to us the greater of one-half of the appreciated value of the property over $1,035,000, or $500,000. We received payment of $500,000 in the form of a note in February 2002. The property subject to the Duncan Lease was capitalized in 1991 at the partnership’s cost of $900,000, and the Duncan Lease obligation was recorded in the consolidated financial statements of the Company.

On September 11, 1997, we purchased, for $150,000, a parcel of property adjoining the property subject to the Duncan Lease. The parcel was purchased to provide space for additional parking facilities for our use of the adjoining property under the Duncan Lease. A portion of the parcel, valued at $87,900, was simultaneously deeded to Dani Bowman in order to accommodate the platting requirements of the Municipality of Anchorage necessary to allow use of the parcel for parking facilities. In June 1999, we agreed, in exchange for a payment of $135,000, to extend the lease term for an additional five-year term expiring September 30, 2011 at a rental rate of $20,000 per month and to incorporate the adjoining property into the lease agreement. The lease was further amended in 2002 to increase the rental rate to $20,860 per month for the period October 1, 2003 through September 30, 2006, and to increase the rental rate to $21,532 per month for the period October 1, 2006 through September 30, 2011, the end of the base term.

In January 2001 we entered into an aircraft operating lease agreement with a company owned by Mr. Duncan. The lease agreement is month-to-month and may be terminated at any time upon 120 days written notice. Upon executing the lease agreement, the lessor was granted an option to purchase 250,000 shares of our Class A common stock at $6.50 per share, all of which were fully exercisable as of December 31, 2005. We paid a deposit of $1.5 million to the lessor in connection with the lease agreement. The deposit will be repaid to us upon the earlier of six months after the lease terminates or nine months after the date of a termination notice as provided in the lease agreement. Effective in January 2002 the lease payment was increased to $50,000 per month and the lessor agreed to repay the deposit upon termination of the lease. We agreed to allow the lessor, at its option, to repay the deposit with Company common stock, assuming such repayment did not violate any covenants in our credit facilities.

On February 25, 2005 we amended the aircraft operating lease agreement to accommodate the lessor’s purchase of a replacement aircraft. The amendment increases the monthly lease rate from $50,000 to $75,000 upon the earlier of the sale of the aircraft covered by the original lease agreement or May 25, 2005. Prior to the earlier of the sale of the aircraft covered by the original lease agreement or May 25, 2005, we paid a monthly lease rate of $125,000. Other terms of the lease were not changed.

Indebtedness of Management

Federal securities law prohibits public companies, e.g., the Company, from extending, maintaining or arranging credit to, for, or on behalf of its executive officers and directors. Loans made before July 29, 2002 are grandfathered, i.e., allowed to remain effective. However, material modifications of grandfathered loans are prohibited. Loans to the Named Executive Officers existing as of that date are subject to these provisions of the act and must be paid off in accordance with their terms.

A significant portion of the compensation paid to our executive officers is in the form of stock options. Because insider sales of our capital stock upon exercise of such options might have a negative impact on the price of our common stock, in the past our board had encouraged our executive officers not to exercise stock options and sell the underlying stock to meet personal financial requirements. We had instead extended loans to those executive officers. As of December 31, 2005, total indebtedness of management was $5,097,065 (including accrued interest of $1,067,382), all of which was unsecured.

The largest aggregate principal amount of indebtedness owed by executive officers during 2005 and the amount of principal and accrued interest that remained outstanding as of December 31, 2005 were as follows (executive officers not listed had no indebtedness to us during that period):

Name	Largest Aggregate Principal Amount Outstanding ($)	Principal Amount Outstanding as of December 31, 2005 ($)	Interest Amount Outstanding as of December 31, 2005 ($)
Ronald A. Duncan	3,666,890	2,913,697	859,666
G. Wilson Hughes	1,486,763	632,500	35,427
William C. Behnke	350,000	350,000	140,600
Richard P. Dowling	25,000	25,000	4,693
John M. Lowber	273,456	108,486	26,996

Mr. Duncan’s loans were made for his personal use and to exercise rights under stock option agreements. The loans accrue interest at the prime rate as published in the Wall Street Journal and are unsecured. Repayment installments in the amount of $750,000 are due and payable on each of December 31, 2006 and 2007, with the remaining balance due and payable on February 8, 2007, together with accrued interest. The loan agreement included a provision that allowed a $500,000 payment, which would otherwise have been due on December 31, 2002, to be extended to February 8, 2007 in exchange for a payment of $25,000. The payment date was extended in return for Mr. Duncan’s payment of $25,000 to us on December 31, 2002. The amounts due may be paid in either cash or stock. Payments in stock will be valued at the closing price of the stock on the date of payment. Payments in stock are subject to the covenants in our credit facilities.

Mr. Hughes’ loans were made for his personal use and to exercise rights under stock option agreements with us. The loans accrue interest at our variable rate under our senior credit facility, are unsecured, and are due together with accrued interest through December 3, 2006.

Mr. Behnke’s loans were made for his personal use and to exercise rights under stock option agreements with us. Mr. Behnke’s notes are secured by Class A common stock held by him. Mr. Behnke’s loans bear interest at our variable rate under our senior credit facility. The notes are due, together with accrued interest, in November and December 2006.

The $25,000 owed by Mr. Dowling is unsecured, is payable in full on December 31, 2006 and bears interest at our variable rate under our senior credit facility.

The loans to Mr. Lowber were made for his personal use and to exercise rights under stock option agreements with us. Notes in the principal amount of $46,819 bear interest at our variable rate under our senior credit facility, and the remaining principal amount of $61,667 bears interest at a rate of 6.49% per annum. So long as Mr. Lowber remains in our employ, the accrued interest on the $61,667 note is to be waived at the beginning of each year. The loans are unsecured and are due on June 30, 2006.

Registration Rights Agreements

We are a party to a registration rights agreement (“Registration Rights Agreement”) with the Verizon regarding all shares it holds in our Class B common stock.

Verizon is a significant shareholder of the indicated class of Company stock. As of December 31, 2005, neither Verizon nor its affiliates, other than those identified elsewhere in this Part III, were our directors, officers, nominees for election as directors, or members of the immediate family of such directors, officers, or nominees.

The basic terms of the Registration Rights Agreement are as follows. If, in the case of either agreement, we propose to register any of our securities under the Securities Act for our own account or for the account of one or more of our shareholders, we must notify all of the holders under the agreement of that intent. In addition, we must allow the holders an opportunity to include their shares (“Registerable Shares”) in that registration.

Under the Registration Rights Agreement, each holder also has the right, under certain circumstances, to require us to register all or any portion of such holder’s Registerable Shares under the Securities Act. The agreement is both subject to certain limitations and restrictions, including our right to limit the number of Registerable Shares included in the registration. Generally, we are required to pay all registration expenses in connection with each registration of Registerable Shares pursuant to this agreement.

The Registration Rights Agreement specifically requires us to make no more than four demand registrations at the request of Verizon and an unlimited number of opportunities to include its Registerable Shares in other of our security registrations. However, each registration request by Verizon must include Registerable Shares having an aggregate market value equal to or more than $1.5 million.

Item 14.                 Principal Accountant Fees and Services.

Overview

Our Audit Committee has retained KPMG LLP as our external auditor, i.e., independent certified public accountants for us, during 2005. It is anticipated that the Audit Committee will appoint KPMG LLP as our external auditor for 2006. A representative of KPMG LLP is expected to be present at our annual meeting. The representative will have the opportunity to make a statement, if so desired, and will be able to respond to appropriate questions.

Pre-Approval Policies and Procedures

We have established as policy, through the adoption of our Audit Committee Charter that, before our external auditor is engaged by us to render audit services, the engagement must be approved by our Audit Committee.

Our Audit Committee may, in the alternative, establish specific additional pre-approval policies and procedures to be followed in selection and engagement of an external auditor and which are detailed as to the particular service, require that the Audit Committee is informed of each service and require that such policies and procedures do not include delegation of the committee’s responsibilities under the Exchange Act to our management. However, the committee has not established such an alternative to its direct pre-approval of our external auditor.

Our pre-approval policies and procedures with respect to non-audit services offered to us by our external auditor (“Non-Audit Services”) include as a part of the Audit Committee Charter that the Audit Committee may choose any of the following options for approving such services:

•                                          Full Audit Committee – The full Audit Committee can consider each Non-Audit Service.

•                                          Designee – The Audit Committee can designate one of its members to approve a Non-Audit Service, with that member reporting approvals to the full committee.

•                                          Pre-Approval of Categories – The Audit Committee can pre-approve categories of Non-Audit Services. Should this option be chosen, the categories must be specific enough to ensure both of the following –

•                                          The Audit Committee knows exactly what it is approving and can determine the effect of such approval on auditor independence.

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

During 2005, there were no waivers of our Audit Committee pre-approval policy.

Fees and Services

KPMG LLP has provided certain audit, audit-related, and tax services. The aggregate fees billed in each of these categories for each of the past two fiscal years are as follows:

•                                          Audit Fees – Were $672,700 and $722,600 for 2005 and 2004, respectively. Included in this category are fees for our annual financial statement audit, quarterly financial statement reviews, and reviews of registration statements and other filings by us with the SEC.

•                                          Audit-Related Fees – Were $13,500 and $12,500 for 2005 and 2004, respectively. Included in this category are fees for the audit of the Stock Purchase Plan and review of the related annual report on Form 11-K filed with the SEC.

•                                          Tax Fees – Were $30,520 and $29,525 for 2005 and 2004, respectively. Included in this category are fees for review of our state and federal income tax returns and consultation on various tax matters.

All Other Fees – $-0- for 2005 and $244,469 for 2004.

Item 15(b). Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company dated December 18, 2000 (30)
3.2	Amended and Restated Bylaws of the Company dated January 28, 2000 (28)
10.3	Westin Building Lease (5)
10.4	Duncan and Hughes Deferred Bonus Agreements (6)
10.5	Compensation Agreement between General Communication, Inc. and William C. Behnke dated January 1, 1997 (19)
10.6	Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska (3)
10.13	MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (8)
10.14	Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (8)
10.15	Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
10.16	Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
10.17	Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
10.20	The GCI Special Non-Qualified Deferred Compensation Plan (11)
10.21	Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI Communication Corp. (11)
10.25	Licenses: (5)
10.25.1	214 Authorization
10.25.2	International Resale Authorization
10.25.3	Digital Electronic Message Service Authorization
10.25.11	Certificate of Convenience and Public Necessity – Telecommunications Service (Local Exchange) dated July 7, 2000 (48)
10.26	ATU Interconnection Agreement between GCI Communication Corp. and Municipality of Anchorage, executed January 15, 1997 (18)
10.29	Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (12)
10.30	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and Alaska Cablevision, Inc. (12)
10.31	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and McCaw/Rock Homer Cable System, J.V. (12)
10.32	Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and McCaw/Rock Seward Cable System, J.V. (12)
10.33	Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among General Communication, Inc., and the Prime Sellers Agent (13)
10.34	First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (13)
10.36	Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order U-96-89(8) dated January 14, 1997 (18)
10.37	Amendment to the MCI Carrier Agreement executed April 20, 1994 (18)
10.38	Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (16)
10.39	MCI Carrier Addendum–MCI 800 DAL Service effective February 1, 1994 (16)
10.40	Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (16)
10.41	Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (16)
10.42	Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (18)

Exhibit No.	Description
10.43	Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (16)
10.44	Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (20)
10.45	First Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated April 1, 1996 (20)
10.46	Service Mark License Agreement between MCI Communications Corporation and General Communication, Inc. dated April 13, 1994 (19)
10.47	Radio Station Authorization (Personal Communications Service License), Issue Date June 23, 1995 (19)
10.50	Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc. and GCI Network Systems dated April 1, 1992 (20)
10.51	Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August 1, 1996 (20)
10.52	Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc. (3)
10.54	Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings dated September 23, 1996 (19)
10.55	Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (19)
10.58	Employment and Deferred Compensation Agreement between General Communication, Inc. and John M. Lowber dated July 1992 (19)
10.59	Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated August 15, 1994 (19)
10.60	Transponder Lease Agreement between General Communication Incorporated and Hughes Communications Satellite Services, Inc., executed August 8, 1989 (9)
10.61	Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and Hughes Communications Galaxy, Inc. dated August 24, 1995 (19)
10.62	Order Approving Application, Subject to Conditions; Requiring Filing; and Approving Proposed Tariff on an Inception Basis, dated February 4, 1997 (19)
10.66	Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp. dated as of July 11, 1997. (23)
10.67	Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System Partnership Contract Variation No. 1 dated as of December 1, 1997. (23)
10.71	Third Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated February 27, 1998 (25)
10.80	Fourth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom. (27)
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

10.100	Contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated March 12, 2002 ♦(35)

Exhibit No.	Description
10.102	First Amendment to Lease Agreement dated as of September 2002 between RDB Company and GCI Communication Corp. as successor in interest to General Communication, Inc. (37)
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

10.131	Amended and Restated 1986 Stock Option Plan of General Communication, Inc. as of June 7, 2005 (47)
10.132	Amendment #1 to $150 Million EBITDA Incentive Program dated December 30, 2005 (48)
10.133

Memorandum of Understanding dated effective as of December 4, 2005 setting forth the principal terms and conditions of transactions proposed to be consummated among Alaska DigiTel, LLC, an Alaska limited liability company, all of the members of Denali PCS, LLC, an Alaska limited liability company, and General Communication, Inc., an Alaska corporation ♦ (48)

14	Code Of Business Conduct and Ethics (originally reported as exhibit 10.118) (42)
21.1	Subsidiaries of the Registrant (48)
23.1	Consent of KPMG LLP (Independent Public Accountant for Company) (48)
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 á
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (48)
99	Additional Exhibits:
99.1	The Articles of Incorporation of GCI Communication Corp. (2)
99.2	The Bylaws of GCI Communication Corp. (2)
99.7	The Bylaws of GCI Cable, Inc. (14)
99.8	The Articles of Incorporation of GCI Cable, Inc. (14)
99.15	The Bylaws of GCI Holdings, Inc. (19)
99.16	The Articles of Incorporation of GCI Holdings, Inc. (19)
99.17	The Articles of Incorporation of GCI, Inc. (18)
99.18	The Bylaws of GCI, Inc. (18)
99.27	The Partnership Agreement of Alaska United Fiber System (23)
99.28	The Bylaws of Potter View Development Co., Inc. (32)
99.29	The Articles of Incorporation of Potter View Development Co., Inc. (32)
99.30	The Bylaws of GCI American Cablesystems, Inc. (34)
99.31	The Articles of Incorporation of GCI American Cablesystems, Inc. (34)
99.32	The Bylaws of GCI Cablesystems of Alaska, Inc. (34)
99.33	The Articles of Incorporation of GCI Cablesystems of Alaska, Inc. (34)
99.34	The Bylaws of GCI Fiber Communication, Co., Inc. (34)
99.35	The Articles of Incorporation of GCI Fiber Communication, Co., Inc. (34)
99.37	The Articles of Incorporation of Wok 1, Inc. (38)
99.38	The Bylaws of Wok 1, Inc. (38)
99.39	The Articles of Incorporation of Wok 2, Inc. (38)
99.40	The Bylaws of Wok 2, Inc. (38)

♦	Certain information has been redacted from this document which we desire to keep undisclosed.
á	Filed herewith.

Exhibit Reference	Description
2	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1990
3	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1991
5	Incorporated by reference to The Company’s Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
6	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1989.
8	Incorporated by reference to The Company’s Current Report on Form 8-K dated June 4, 1993.
9	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
10	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
11	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
12	Incorporated by reference to The Company’s Form S-4 Registration Statement dated October 4, 1996.
13	Incorporated by reference to The Company’s Current Report on Form 8-K dated November 13, 1996.
14	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
16	Incorporated by reference to The Company’s Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.
18	Incorporated by reference to The Company’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
19	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
20	Incorporated by reference to The Company’s Amendment No. 2 to Form S-3/A Registration Statement (File No. 333-28001) dated July 21, 1997.
21	Incorporated by reference to The Company’s Amendment No. 3 to Form S-3/A Registration Statement (File No. 333-28001) dated July 22, 1997.
23	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
24	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
25	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
26	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
27	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
28	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
29	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

Exhibit Reference	Description
30	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
31	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
32	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
33	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
34	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
35	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
36	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
37	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
38	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
39	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
40	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
41	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
42	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
43	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
44	Incorporated by reference to The Company’s Annual Definitive Proxy Statement on Form 14A filed on April 30, 2004.
45	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
46	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
47	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
48	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

		By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President
(Chief Executive Officer)

Date:	April 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen M. Brett	Chairman of Board and Director	April 28, 2006
Stephen M. Brett

/s/ Ronald A. Duncan	President and Director	April 28, 2006
Ronald A. Duncan	(Principal Executive Officer)

/s/ Jerry A. Edgerton	Director	April 28, 2006
Jerry A. Edgerton

/s/ Scott M. Fisher	Director	April 28, 2006
Scott M. Fisher

/s/ William P. Glasgow	Director	April 28, 2006
William P. Glasgow

Director
Stephen R. Mooney

/s/ James M. Schneider	Director	April 28, 2006
James M. Schneider

/s/ John M. Lowber	Senior Vice President, Chief Financial	April 28, 2006
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Alfred J. Walker	Vice President, Chief Accounting	April 28, 2006
Alfred J. Walker	Officer (Principal Accounting Officer)