Form 10-Q
period 2006-09-30
GENERAL COMMUNICATION INC
filed 2006-11-14
CIK 808461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 0-15279

GENERAL COMMUNICATION, INC.
(Exact name of registrant as specified in its charter)

State of Alaska	92-0072737
(State or other Jurisdiction of	(I.R.S Employer
Incorporation or organization)	Identification No.)

2550 Denali Street
Suite 1000
Anchorage, Alaska	99503
(Address of Principal Executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (907) 868-5600

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's classes of common stock as of October 31, 2006 was:

49,884,728 shares of Class A common stock; and

3,380,257 shares of Class B common stock.

Explanatory Note

Our independent registered public accounting firm has informed us that they will be unable to complete their review of our interim financial statements for the quarterly period ended September 30, 2006 prior to the filing of this Form 10-Q as a result of the restatement described above. As soon as our independent registered public accounting firm completes its review of our unaudited consolidated financial statements for the quarterly period ending September 30, 2006, we will file an amendment to this Form 10-Q to reflect material changes, if any, resulting from the independent auditor's review.

1

GENERAL COMMUNICATION, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2006
	(unaudited) and December 31, 2005	4

	Consolidated Statements of Operations for the three and nine months
	ended September 30, 2006 (unaudited) and 2005 (unaudited, as restated)	6

	Consolidated Statements of Stockholders’ Equity for the nine months
	ended September 30, 2006 (unaudited) and 2005 (unaudited)	7

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2006 (unaudited) and 2005 (unaudited)	9

	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6.	Exhibits	54

Other items are omitted, as they are not applicable.

SIGNATURES		55

2

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” or “continue” or the negative of those words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating those statements, you should specifically consider various factors, including those identified under “Risk Factors” in our December 31, 2005 annual report on Form 10-K, and elsewhere in this Quarterly Report. Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

You should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement, and such risks, uncertainties and other factors speak only as of the date on which they were originally made and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement to reflect any change in our expectations with regard to those statements or any other change in events, conditions or circumstances on which any such statement is based. New factors emerge from time to time, and it is not possible for us to predict what factors will arise or when. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	(Unaudited)
	September 30,	December 31,
ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$33,864	44,362
Restricted cash	3,000	---

Receivables	89,463	78,279
Less allowance for doubtful receivables	5,070	5,317
Net receivables	84,393	72,962

Deferred income taxes, net	19,205	19,596
Prepaid expenses	4,831	8,347
Notes receivable from related parties	2,729	922
Inventories	2,693	1,556
Property held for sale	2,315	2,312
Other current assets	4,815	2,572
Total current assets	157,845	152,629

Property and equipment in service, net of depreciation	432,752	453,008
Construction in progress	36,710	8,337
Net property and equipment	469,462	461,345

Cable certificates	191,565	191,565
Goodwill	42,181	42,181
Other intangible assets, net of amortization	7,672	6,201
Deferred loan and senior notes costs, net of amortization of $2,204 and $1,451 at September 30, 2006 and December 31, 2005, respectively	7,258	8,011
Notes receivable from related parties	85	2,544
Other assets	6,926	9,299
Total other assets	255,687	259,801
Total assets	$882,994	873,775

See accompanying notes to interim condensed consolidated financial statements.

4	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(Amounts in thousands)	(Unaudited)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2006	2005

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$1,901	1,769
Accounts payable	29,684	23,217
Deferred revenue	15,657	16,439
Accrued payroll and payroll related obligations	12,468	17,925
Accrued liabilities	7,863	6,814
Accrued interest	2,907	9,588
Subscriber deposits	454	361
Total current liabilities	70,934	76,113

Long-term debt	473,048	474,115
Obligations under capital leases, excluding current maturities	2,215	—
Obligation under capital lease due to related party, excluding current maturity	580	628
Deferred income taxes, net of deferred income tax benefit	82,295	69,753
Other liabilities	12,313	9,546
Total liabilities	641,385	630,155

Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 50,179 and 51,200 shares at September 30, 2006 and December 31, 2005, respectively	160,080	178,351
Class B. Authorized 10,000 shares; issued 3,380 and 3,843 shares at September 30, 2006 and December 31, 2005, respectively; convertible on a share-per-share basis into Class A common stock	2,855	3,247
Less cost of 290 and 291 Class A and Class B common shares held in treasury at September 30, 2006 and December 31, 2005, respectively	(1,724)	(1,730)
Paid-in capital	18,816	16,425
Notes receivable with related parties issued upon stock option exercise	(1,296)	(1,722)
Retained earnings	62,878	49,049
Total stockholders’ equity	241,609	243,620
Commitments and contingencies
Total liabilities and stockholders’ equity	$882,994	873,775

See accompanying notes to interim condensed consolidated financial statements.

5	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2006	2005	2006	(As restated) 2005
Revenues	$125,821	113,761	356,863	330,936

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	41,283	36,345	116,065	107,590
Selling, general and administrative expenses	41,722	38,620	122,003	113,819
Restructuring charge	---	1,894	---	1,894
Bad debt expense (recovery)	767	31	2,606	(128)
Depreciation and amortization expense	20,390	18,510	60,723	54,562
Operating income	21,659	18,361	55,466	53,199

Other income (expense):
Interest expense	(8,995)	(9,013)	(26,245)	(25,748)
Loss on termination of capital lease	---	(2,797)	---	(2,797)
Amortization and write-off of loan and senior note fees	(251)	(2,224)	(753)	(3,155)
Interest income	759	266	1,398	557
Other	181	---	350	---
Other expense, net	(8,306)	(13,768)	(25,250)	(31,143)

Net income before income tax expense and cumulative effect of a change in accounting principle	13,353	4,593	30,216	22,056

Income tax expense	6,282	2,308	13,817	9,824

Net income before cumulative effect of a change in accounting principle	7,071	2,285	16,399	12,232

Cumulative effect of a change in accounting principle, net of income tax benefit of $425	---	---	608	---

Net income	7,071	2,285	15,791	12,232

Excess of the price paid to redeem Series B redeemable preferred stock over the carrying amount of the preferred stock	---	---	---	2,358
Preferred stock dividends	---	---	---	148

Net income available to common shareholders	$7,071	2,285	15,791	9,726

Basic net income per common share:
Net income before cumulative effect of a change in accounting principle	$0.13	0.04	0.30	0.18
Cumulative effect of a change in accounting principle	---	---	(0.01)	---
Net income	$0.13	0.04	0.29	0.18

Diluted net income per common share:
Net income before cumulative effect of a change in accounting principle	$0.13	0.04	0.29	0.17
Cumulative effect of a change in accounting principle	---	---	(0.01)	---
Net income	$0.13	0.04	0.28	0.17

See accompanying notes to interim condensed consolidated financial statements.

6

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

(Amounts in thousands)	Class A Common Stock	Class B Common Stock	Class A Shares Held in Treasury	Paid-in Capital	Notes Receivable with Related Parties	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2004	$186,883	3,248	(1,702)	14,957	(3,016)	33,900	234,270
Net income	---	---	---	---	---	12,232	12,232
Tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes	---	---	---	737	---	---	737
Common stock repurchases	---	---	---	---	---	(10,688)	(10,688)
Common stock retirements	(8,994)	---	---	---	---	8,994	---
Shares issued under stock option plan	2,876	---	---	---	---	---	2,876
Excess of the price paid to redeem Series B redeemable preferred stock over the carrying amount of the preferred stock	---	---	---	---	---	(2,358)	(2,358)
Stock based compensation expense	---	---	---	151	---	---	151
Issuance of stock awards	---	---	22	---	---	---	22
Purchase of treasury stock	---	---	(34)	---	---	---	(34)
Payment received on note receivable issued to related party upon stock option exercise	---	---	---	---	38	---	38
Preferred stock dividends	---	---	---	---	---	(148)	(148)
Balances at September 30, 2005	$180,765	3,248	(1,714)	15,845	(2,978)	41,932	237,098

See accompanying notes to interim condensed consolidated financial statements.

7	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

(Continued)

(Amounts in thousands)	Class A Common Stock	Class B Common Stock	Class A Shares Held in Treasury	Paid-in Capital	Notes Receivable with Related Parties	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2005	$178,351	3,247	(1,730)	16,425	(1,722)	49,049	243,620
Net income	---	---	---	---	---	15,791	15,791
Cumulative effect adjustments upon implementation of Statement of Financial Accounting Standard No. 123(R)	---	---	---	(191)	---	---	(191)
Common stock repurchases	---	---	(2)	---	---	(29,315)	(29,317)
Common stock retirements	(26,984)	(369)	---	---	---	27,353	---
Shares issued under stock option plan	8,472	---	---	---	---	---	8,472
Class B shares converted to Class A	23	(23)	---	---	---	---	---
Issuance of stock granted under the Director Compensation Plan	218	---	---	---	---	---	218
Payments received on notes receivable issued to related parties upon stock option exercise	---	---	---	---	443	---	443
Stock based compensation expense	---	---	---	2,582	---	---	2,582
Issuance of stock awards	---	---	8	---	---	---	8
Other	---	---	---	---	(17)	---	(17)
Balances at September 30, 2006	$160,080	2,855	(1,724)	18,816	(1,296)	62,878	241,609

See accompanying notes to interim condensed consolidated financial statements.

8

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

(Amounts in thousands)	2006	2005
Cash flows from operating activities:
Net income	$15,791	12,232
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization expense	60,723	54,562
Deferred income tax expense	13,333	9,824
Share-based compensation expense	3,267	151
Cumulative effect of a change in accounting principle, net	608	---
Amortization and write-off of loan and senior note fees	753	3,155
Deferred compensation	357	640
Bad debt expense (recovery)	(199)	1,000
Loss on disposal of property and equipment	31	178
Loss on termination of capital lease	---	2,797
Other noncash income and expense items	926	879
Change in operating assets and liabilities	(15,001)	(18,691)
Net cash provided by operating activities	80,589	66,727

Cash flows from investing activities:
Purchases of property and equipment	(64,352)	(65,838)
Restricted cash	(3,000)	---
Purchases of other assets and intangible assets	(2,621)	(2,470)
Notes receivable payments from related parties	649	---
Other	(6)	(230)
Proceeds from sales of assets	---	1,995
Net cash used in investing activities	(69,330)	(66,543)

Cash flows from financing activities:
Purchase of treasury stock to be retired	(29,315)	(10,484)
Proceeds from common stock issuance	8,472	2,876
Repayment of Senior Credit Facility	(1,325)	(400)
Payments received on notes receivable from related parties issued upon stock option exercise	443	---
Repayments of capital lease obligations	(30)	---
Purchase of treasury stock to be held for general corporate purposes	(2)	(34)
Redemption of Series B redeemable preferred stock	---	(6,607)
Payment of preferred stock dividends	---	(237)
Borrowing on Senior Credit Facility	---	38,832
Repayment of capital lease obligations	---	(38,981)
Payment upon early termination of capital lease	---	(2,797)
Payment of debt issuance costs	---	(1,085)
Net cash used in financing activities	(21,757)	(18,917)
Net decrease in cash and cash equivalents	(10,498)	(18,733)
Cash and cash equivalents at beginning of period	44,362	31,452

Cash and cash equivalents at end of period	$33,864	12,719

See accompanying notes to interim condensed consolidated financial statements.

9

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

The accompanying unaudited interim condensed consolidated financial statements include the accounts of General Communication, Inc. (“GCI”) and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005, filed as part of our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

(l)	Business and Summary of Significant Accounting Principles

In the following discussion, GCI and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

(a)	Restatement

The Consolidated Statement of Operations for the nine months ended September 30, 2005 reflects restated balances as a result of the adjustments described in note 7. Accordingly, those financial statements should no longer be relied upon. We anticipate filing our amended Form 10-K/A for the year ended December 31, 2005 and our amended Form 10-Q/A for the period ending June 30, 2006, subsequent to the filing of this Form 10-Q.

(b)	Business

GCI, an Alaska corporation, was incorporated in 1979. We offer the following services:

•	Long-distance telephone service between Alaska and the remaining United States and foreign countries,
•	Cable television services throughout Alaska,
•	Facilities-based competitive local access services in Anchorage, Fairbanks, and Juneau, Alaska,
•	Internet access services,
•	Origination and termination of traffic in Alaska for certain common carriers,
•	Private line and private network services,
•	Managed services to certain commercial customers,
•	Broadband services, including our SchoolAccess® offering to rural school districts and a similar offering to rural hospitals and health clinics,
•	Sales and service of dedicated communications systems and related equipment,
•

Lease and sales of capacity on our fiber optic cable systems used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services within Alaska and between Alaska and the remaining United States and foreign countries,

•	Distribution of white and yellow pages directories to residential and business customers in certain markets we serve and on-line directory products, and
•	Resale of wireless telephone services and sale of wireless telephone handsets and accessories.

10	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

(c)	Principles of Consolidation

The consolidated financial statements include the consolidated accounts of GCI and its wholly owned subsidiaries with all significant intercompany transactions eliminated.

(d)	Earnings per Common Share

Earnings per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended September 30,
	2006			2005
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Basic EPS:
Net income	$ 7,071	53,345	$ 0.13	$ 2,285	54,677	$ 0.04
Effect of Dilutive Securities:
Unexercised stock options	---	1,529	---	---	1,304	---
Diluted EPS:
Net income	$ 7,071	54,874	$ 0.13	$ 2,285	55,981	$ 0.04

	Nine Months Ended September 30,
	2006			2005 (as restated)
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Net income before cumulative effect of a change in accounting principle	$ 16,399			$ 12,232
Less excess of the price paid to redeem Series B redeemable preferred stock over the carrying amount of the preferred stock	---			2,358
Less Series B preferred stock dividends	---			148
Basic EPS:
Net income before cumulative effect of a change in accounting principle	16,399	54,030	$ 0.30	9,726	54,765	$ 0.18
Effect of Dilutive Securities:
Unexercised stock options	---	1,585	---	---	1,190	---
Diluted EPS:
Net income before cumulative effect of a change in accounting principle	$ 16,399	55,615	$ 0.29	$ 9,726	55,955	$ 0.17

EPS are presented in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.” The dilutive effect of share-based compensation arrangements are computed using the treasury stock method. In applying the treasury stock method, assumed proceeds are computed as the sum of (a) the amount, if any, the employee must pay upon exercise, (b) the amount

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

Stock options for the three and nine months ended September 30, 2006 and 2005, which have been excluded in the computations of diluted EPS because the effect of including these stock options would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average shares associated with outstanding stock options	1,748	126	1,372	230

Series B redeemable preferred stock common equivalent shares outstanding of 413,000 for the nine months ended September 30, 2005 is not included in the diluted EPS calculation because they are anti-dilutive for purposes of calculating EPS.

We have not issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings when, and if, we declare dividends on our common stock and, therefore, we do not apply the two-class method of calculating earnings per share.

(e)	Common Stock

Following are the changes in issued common stock for the nine months ended September 30, 2006 and 2005 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2004	51,825	3,862
Class B shares converted to Class A	17	(17)
Shares issued under stock option plan	480	---
Shares retired	(936)	---
Balances at September 30, 2005	51,386	3,845

Balances at December 31, 2005	51,200	3,843
Class B shares converted to Class A	27	(27)
Shares issued under stock option plan	1,270	---
Shares issues under the Director Compensation Plan	17	---
Shares retired	(2,335)	(436)
Balances at September 30, 2006	50,179	3,380

Our Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class B common stock. Our Board of Directors authorized us and we obtained permission from our lenders for up to $55.0 million of repurchases through September 30, 2006. We are authorized to continue our stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares as described further in note 4. During the nine months ended September 30, 2006 and 2005 we repurchased 2,463,000 and 1,175,000 shares of our Class A and B common stock at a cost of approximately $29.3 million and $10.7

12	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

million, respectively. The cost of the repurchased common stock is included in Retained Earnings on our Consolidated Balance Sheets.

If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters. We expect to continue the repurchases for an indefinite period subject to the availability of free cash flow, availability under our credit facilities, and the price of our Class A and Class B common stock. The repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

(f)	Asset Retirement Obligations

Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at September 30, 2006 and 2005 (amounts in thousands):

Balance at December 31, 2004	$2,971
Accretion expense for the nine months ended September 30, 2005	148
Balance at September 30, 2005	$3,119

Balance at December 31, 2005	$3,210
Accretion expense for the nine months ended September 30, 2006	129
Liability Settled	(4)
Balance at September 30, 2006	$3,335

Our asset retirement obligations are included in Other Liabilities.

(g)	Share-based Payment Arrangements

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” and related interpretations, to account for share-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and revises guidance in SFAS 123, “Accounting for Stock-Based Compensation.” Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 1986 Stock Option Plan (“Stock Option Plan”) and unvested stock options not issued pursuant to a plan that were outstanding as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. We have recorded $3,267,000 of share-based compensation expense, net of estimated forfeitures, during the nine months ended September 30, 2006 as a result of our adoption of SFAS 123(R). See note 4 for information on the assumptions we used to calculate the fair value of share-based compensation.

Prior to January 1, 2006, we accounted for all of our stock option awards in accordance with APB No. 25 and related interpretations. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the market value of our common stock on the grant date. Prior to our adoption of SFAS 123(R), as required under the disclosure provisions of SFAS 123, as amended, we provided pro forma net income and income per common share for each period as if we had applied the fair value method to measure share-based compensation expense.

13	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required.

The table below shows the effect of adopting SFAS No. 123(R) on selected items and what those items would have been under previous guidance under APB No. 25 and SFAS No. 123 for the nine months ended September 30, 2006 (amounts in thousands, except per share amounts):

	As Reported	Under APB No. 25	Under SFAS 123
Operating income	$55,466	58,589	55,466
Net income before income taxes and cumulative effect of a change in accounting principle	30,216	33,339	30,216
Cumulative effect of a change in accounting principle, net of income tax benefit of $425	(608)	---	---
Net income available to common stockholders	15,791	18,238	16,399
Cash flow from operating activities [1]	80,589	80,589	80,589
Cash flow from financing activities [1]	(21,757)	(21,757)	(21,757)

Basic net income per common share:
Net income before cumulative effect of a change in accounting principle	$0.30	0.34	0.30
Cumulative effect of a change in accounting principle	(0.01)	---	---
Net income	$0.29	0.34	0.30

Diluted net income per common share:
Net income before cumulative effect of a change in accounting principle	$0.29	0.33	0.29
Cumulative effect of a change in accounting principle	(0.01)	---	---
Net income	$0.28	0.33	0.29

1 For the nine months ended September 30, 2006, we did not record any excess tax benefit generated from stock option exercises since we are in a net operating loss position and the income tax deduction will not yet reduce income taxes payable.

The table below summarizes the impact on our results of operations for the nine months ended September 30, 2006 of outstanding stock options recognized under the provisions of SFAS 123(R) (amounts in thousands, except per share amounts):

2006
Share-based employee compensation expense	$3,267
Income tax benefit	1,344
Net decrease in income	$1,923

Decrease in EPS:
Basic	$0.04

Diluted	$0.03

14	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

The following illustrates the effect on net income and EPS for the nine months ended September 30, 2005 as if we had applied the fair value method to measure share-based compensation, as required under the disclosure provisions of SFAS No. 123 (amounts in thousands, except per share amounts):

	Three Months	(As restated) Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income available to common shareholders, as reported	$2,285	9,726
Total share-based employee compensation expense included in reported net income, net of related tax effects	172	245
Less share-based employee compensation expense determined under the SFAS 123 fair value method, net of related tax effects	(390)	(1,327)
Pro forma net income	$2,067	8,644

EPS:
Basic – as reported	$0.04	0.18
Diluted – as reported	$0.04	0.17

Basic – pro forma	$0.04	0.16
Diluted – pro forma	$0.04	0.15

(h)	Exchanges of Nonmonetary Assets

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

(i)	Rental Costs Incurred During a Construction Period

We recognize rental costs associated with ground or building operating leases that are incurred during a construction period as rental expense in income from continuing operations.

(j)	Reporting of Accounting Changes and Error Corrections

On January 1, 2006, we adopted SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and Financial Accounting Standards Board (“FASB”) Statement No. 3.” SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

15	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

(k)	New Accounting Pronouncements

In June 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” which includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF No. 06-03 states that the presentation of taxes within its scope on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed in a company’s financial statements. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. We will begin application of EITF No. 06-03 on January 1, 2007 and do not expect it to have a material effect on the components of our statements of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will begin application of FIN 48 on January 1, 2007 and do not expect it to have a material effect on our results of operations, financial position, and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurement; it does not require new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will begin application of SFAS No. 157 on January 1, 2008 and do not expect it to have a material effect on our results of operations, financial position, and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We will implement the guidance in the fourth quarter of 2006. We are evaluating the impact, if any, that SAB No. 108 will have on our consolidated financial statements.

(l)	Reclassifications

Reclassifications have been made to the 2005 financial statements to make them comparable with the 2006 presentation.

16	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures

Changes in operating assets and liabilities, net of acquisition, consist of (amounts in thousands):

Nine month period ended September 30,	2006	2005
Increase in accounts receivable	$(11,180)	(12,027)
Decrease in prepaid expenses	1,716	149
(Increase) decrease in inventories	(1,137)	161
(Increase) decrease in other current assets	(30)	79
Increase (decrease) in accounts payable	6,353	(3,533)
Decrease in deferred revenues	(782)	(1,837)
Increase (decrease) in accrued payroll and payroll related obligations	(5,457)	1,332
Increase in accrued liabilities	1,734	1,097
Decrease in accrued interest	(6,681)	(5,135)
Increase (decrease) in subscriber deposits	93	(60)
Increase in components of other long-term liabilities	370	1,083
	$(15,001)	(18,691)

We paid interest totaling approximately $32.8 million and $30.1 million during the nine months ended September 30, 2006 and 2005, respectively.

Income tax refunds received totaled $0 and $202,000 during the nine months ended September 30, 2006 and 2005, respectively. We paid income taxes of $312,000 and $133,000 during the nine months ended September 30, 2006 and 2005, respectively.

We recorded a net cumulative effect adjustment (expense) of $672,000 during the nine months ended September 30, 2006 to recognize the effect of initially measuring share-based compensation liability instruments at fair value. We recorded a net cumulative effect adjustment (benefit) of $64,000 during the nine months ended September 30, 2006 for share-based compensation instruments outstanding at December 31, 2005 for which the requisite service is not expected to be rendered. We recorded $737,000 during the nine months ended September 30, 2005 in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

During the nine months ended September 30, 2006 we financed $2.2 million for the acquisition of two buildings through capital lease obligations.

We retired common stock shares in the amount of $27.4 million and $9.0 million during the nine months ended September 30, 2006 and 2005, respectively.

(3)	Intangible Assets

There have been no events or circumstances that indicate the recoverability of the carrying amounts of indefinite-lived and definite-lived intangible assets has changed as of September 30, 2006. The remaining useful lives of our cable certificates and goodwill were evaluated as of September 30, 2006 and events and circumstances continue to support an indefinite useful life. We reviewed the useful lives assigned to our definite-lived intangible assets and believe the lives continue to be appropriate as of September 30, 2006.

Cable certificates and goodwill are not allocated to a reportable segment but are included in the All Other category of our segment assets.

17	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Amortization expense	$560	307	1,348	913

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2006	$1,823
2007	1,768
2008	1,517
2009	1,193
2010	672

(4)	Share-Based Compensation

Our Stock Option Plan, as amended, provides for the grant of options for a maximum of 13.2 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an option expires or terminates, the shares subject to the option will be available for further grants of options under the Stock Option Plan. Substantially all stock options granted vest in equal installments over a period of five years, and expire ten years from the date of grant. New shares are issued when stock option agreements are exercised, unless the stock option agreements are settled in cash. We are under no obligation to settle stock option agreements in cash. Our share repurchase program as described in note 11 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2005 annual report on Form 10-K may include the purchase of shares issued pursuant to stock option agreement exercise transactions. We are unable to estimate the number of such shares we may purchase during the annual period beginning October 1, 2006.

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

We estimated the expected term of options granted by evaluating the vesting period of stock option awards, employee’s past exercise and post-vesting employment departure behavior, and expected volatility of the price of the underlying shares.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

The following table shows our assumptions used to compute the share-based compensation expense and pro forma information in note 1(g) for stock options granted during the nine months ended September 30, 2006 and 2005:

	2006	2005
Expected term (years)	5.0 – 8.0	5.0 – 5.2
Volatility	43.3% – 61.4%	43.5% – 45.5%
Risk-free interest rate	4.6% – 5.1%	3.7% – 4.2%

SFAS 123(R) requires us to measure share-based compensation liability instruments at fair value as of January 1, 2006. Previously, we measured those liability instruments at their intrinsic value determined as of their grant date. The transition impact of adopting SFAS No. 123(R) attributed to measuring such liability instruments at fair value totaled approximately $1.1 million, net of income tax benefit of $469,000 and is reported as a component of the cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2006.

Additionally, SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact of adopting SFAS No. 123(R), attributed to accruing for expected forfeitures on outstanding share-based awards, totaled $108,000, net of income tax expense of $44,000 and is reported as a component of the cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2006.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $6.43 per share and $4.71 per share, respectively. The total fair value of options vesting during the nine months ended September 30, 2006 and 2005 was approximately $2.8 million and $3.3 million, respectively.

Unrecognized share-based compensation expense was approximately $12.0 million as of September 30, 2006, relating to a total of 3.0 million unvested stock options. We expect to recognize this share-based compensation expense over a weighted average period of approximately 3.1 years.

The following is a summary of our Stock Option Plan activity for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	6,550,777	$7.27

Granted	971,450	$12.09
Exercised	(1,269,363)	$6.68
Forfeited	(55,250)	$8.78
Outstanding at September 30, 2006	6,197,614	$8.14

Available for grant at September 30, 2006	454,615

19	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of activity for stock options granted not pursuant to the Stock Option Plan for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005 and September 30, 2006	250,000	$6.50

Available for grant at September 30, 2006	---

The following is a summary of all outstanding stock options at September 30, 2006:

Options Outstanding
		Weighted Average
		Remaining		Aggregate
Range of		Contractual Life	Weighted Average	Intrinsic Value
Exercise Prices	Shares	(years)	Exercise Price	(thousands)
$3.11-$6.00	980,851	4.67	$5.48	$6,875
$6.01-$6.35	52,000	4.28	$6.13	$324
$6.36-$6.50	1,270,529	3.78	$6.50	$7,604
$6.51-$7.00	201,234	3.44	$7.00	$1,104
$7.01-$7.25	1,125,000	5.44	$7.25	$5,889
$7.26-$8.40	659,593	5.92	$8.03	$2,938
$8.41-$9.75	764,180	8.09	$9.41	$2,348
$9.76-$11.50	966,227	9.14	$10.88	$1,554
$11.51-$12.63	55,500	9.78	$11.76	$41
$12.64-$13.11	372,500	9.67	$13.11	$---
$3.11-$13.11	6,447,614	6.12	$8.07	$28,677

Options Vested
		Weighted Average
		Remaining		Aggregate
Range of		Contractual Life	Weighted Average	Intrinsic Value
Exercise Prices	Shares	(years)	Exercise Price	(thousands)
$3.11-$6.00	770,551	4.23	$5.36	$5,487
$6.01-$6.35	51,200	4.25	$6.13	$322
$6.36-$6.50	1,168,129	3.54	$6.50	$6,991
$6.51-$7.00	200,834	3.43	$7.00	$1,102
$7.01-$7.25	559,995	5.45	$7.25	$2,932
$7.26-$8.40	419,793	4.92	$7.83	$1,955
$8.41-$9.75	213,333	7.27	$9.29	$682
$9.76-$11.50	54,577	6.33	$10.71	$97
$11.51-$12.63	6,000	9.58	$11.59	$5
$12.64-13.11	---	---	$---	$---
$3.11-$13.11	3,444,412	4.46	$6.80	$19,573

The total intrinsic value, determined as of the date of exercise, of options exercised in the nine months ended September 30, 2006 and 2005 were $6.4 million and $2.0 million, respectively. We received $8.5

20	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

million and $2.9 million in cash from stock option exercises in the nine months ended September 30, 2006 and 2005, respectively. We used cash of $5.5 million and $0 to settle stock option agreements in the nine months ended September 30, 2006 and 2005, respectively.

(5)	Industry Segments Data

Our reportable segments are business units that offer different products. The reportable segments are each managed separately and serve distinct types of customers.

Beginning January 1, 2006, we reorganized to more efficiently meet the demands of technological and product convergence by realigning along customer lines rather than product lines. Our four reportable segments became Consumer, Network Access, Commercial and Managed Broadband, replacing the Long-distance, Cable, Local Access and Internet services segments.

Reportable segment data and All Other Category data for the three and nine months ended September 30, 2005 have been reclassified for comparability purposes, as follows:

•

Revenue and cost of goods sold (exclusive of depreciation and amortization expense) (“Cost of Goods Sold”) for the three and nine months ended September 30, 2005 were reclassified to conform to the new segment organizational structure. A combination of specific identification and general allocations were employed to reclassify amounts for the three and nine months ended September 30, 2005. Allocated amounts were generally determined using segment revenue or customer counts derived from first quarter of 2006 segment data. We believe the first quarter of 2006 division of revenue and customers by segment is representative of the customer composition for the three and nine months ended September 30, 2005 for purposes of reclassifying revenue and Cost of Goods Sold amounts for the three and nine months ended September 30, 2005.

•

Selling, general and administrative (“SG&A”) expenses for the three and nine months ended September 30, 2005 were reclassified to conform to the new segment organizational structure. A combination of specific and general allocations was employed to reclassify amounts for the three and nine months ended September 30, 2005, as follows:

o

Certain SG&A expenses for the three and nine months ended September 30, 2006 were directly charged to each new reportable segment. The amount of comparable SG&A directly charged to each segment during the three and nine months ended September 30, 2005 based upon our new organizational structure is not practicable to calculate. We believe the 2006 amounts are representative of the amounts allocable during the same period of 2005, and therefore allocated such amounts to each reportable segment in the three and nine months ended September 30, 2005.

o

The remaining SG&A expenses, consisting of corporate related expenses further described below, were allocated to each segment using the percentage of each segment’s margin for the year ended December 31, 2004 to total margin for the same period.

•

Bad debt expense (recovery) for the three and nine months ended September 30, 2005 was reclassified to conform to the new segment organizational structure. A combination of specific identification and general allocations based upon segment revenue for the year ended December 31, 2005 were employed to reclassify bad debt recovery for the three and nine months ended September 30, 2005.

Depreciation and amortization expense for the three and nine months ended September 30, 2005 is no longer allocated to reportable segments as our Chief Operating Decision Maker now evaluates each segments’ performance based upon its earnings from operations before depreciation, amortization, net interest expense and income tax expense.

21	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

A description of our four reportable segments follows:

Consumer - We offer a full range of voice, video, data and wireless services to residential customers.

Network Access - We offer a full range of voice and data services to common carrier customers.

Commercial - We offer a full range of voice, video, data and wireless services to business and governmental customers.

Managed Broadband - We offer data services to rural school districts, rural hospitals and health clinics through our SchoolAccess® and Rural Health initiatives.

Corporate related expenses including engineering, operations and maintenance of our core network, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three and nine months ended September 30, 2006 are allocated to our segments using segment margin for the year ended December 31, 2005. Bad debt expense for the three and nine months ended September 30, 2006 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the three and nine months ended September 30, 2006.

We evaluate performance and allocate resources based on earnings from operations before depreciation and amortization expense, net interest expense and income tax expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2005 annual report on Form 10-K. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Summarized financial information for our reportable segments for the three and nine months ended September 30, 2006 and 2005 follows (amounts in thousands):

Three months ended September 30,		Consumer	Network Access	Commer-cial	Managed Broadband	Total Reportable Segments
2006
Revenues:
Intersegment	$	---	---	1,257	---	1,257
External		45,243	45,639	28,511	6,428	125,821
Total revenues		$45,243	45,639	29,768	6,428	127,078
Earnings from operations before depreciation, amortization, net interest expense and income taxes		$8,170	26,343	5,070	2,647	42,230

2005
Revenues:
Intersegment		$15	1,667	6,231	19	7,932
External		40,442	40,024	27,048	6,247	113,761
Total revenues		$40,457	41,691	33,279	6,266	121,693
Earnings from operations before depreciation, amortization, net interest expense and income taxes		$5,815	23,162	7,185	709	36,871

Nine months ended September 30,		Consumer	Network Access	Commer-cial	Managed Broadband	Total Reportable Segments
2006
Revenues:
Intersegment	$	---	---	3,981	---	3,981
External		132,129	124,839	80,652	19,243	356,863
Total revenues		$132,129	124,839	84,633	19,243	360,844
Earnings from operations before depreciation, amortization, net interest expense and income taxes		$24,125	69,023	16,882	6,509	116,539

2005
Revenues:
Intersegment		$44	5,107	18,220	58	23,429
External		120,984	111,074	78,813	20,065	330,936
Total revenues		$121,028	116,181	97,033	20,123	354,365
Earnings from operations before depreciation, amortization, net interest expense and income taxes		$20,995	62,012	19,910	4,844	107,761

23	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Reportable segment revenues	$127,078	121,693	360,844	354,365
Less intersegment revenues eliminated in consolidation	1,257	7,932	3,981	23,429
Consolidated revenues	$125,821	113,761	356,863	330,936

A reconciliation of reportable segment earnings from operations before depreciation and amortization expense, net interest expense and income taxes to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Reportable segment earnings from operations before depreciation and amortization expense, net interest expense and income taxes	$42,230	36,871	116,539	107,761
Less depreciation and amortization expense	20,390	18,510	60,723	54,562
Less other income	181	---	350	---
Consolidated operating income	21,659	18,361	55,466	53,199
Less other expense, net	8,306	13,768	25,250	31,143
Consolidated net income before income taxes and cumulative effect of a change in accounting principle	$13,353	4,593	30,216	22,056

(6)	Commitments and Contingencies

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

Capital Lease Obligation

On March 31, 2006, through our subsidiary GCI Communication Corp. (“GCC”) we entered into an agreement to lease transponder capacity on Intelsat, Ltd.’s (“Intelsat” acquired PanAmSat Corporation on June 30, 2006) Galaxy 18 spacecraft that is expected to be launched during 2007. We will also lease capacity on the Horizons 1 satellite, which is owned jointly by Intelsat and JSAT International, Inc. The leased capacity is expected to replace our existing transponder capacity on Intelsat’s Galaxy 10R satellite when it reaches its end of life.

We will lease C-band and Ku-Band transponders over an expected term of approximately 14 years once the satellite is placed into commercial operation in its assigned orbital location, and the transponders meet specific performance specifications and are made available for our use. The present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, is expected to total $77.0 million to $82.0 million. We will record the capital lease obligation

24	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

and the addition to our Property and Equipment when the satellite is made available for our use which is expected to occur approximately one month after the expected September 2007 launch.

A summary of estimated future minimum lease payments for this lease follows (amounts in thousands):

Years ending December 31:
2006	$	---
2007		2,292
2008		9,168
2009		9,168
2010		9,168
2011 and thereafter		98,556
Total minimum lease payments		$128,352

In exchange for payment of a monthly fee we had the option to terminate the lease of the C-band transponders through June 1, 2007 for additional consideration. We cancelled our termination option effective August 31, 2006 and are no longer obligated to continue paying the monthly fee.

Telecommunication Services Agreement and Capacity Leases

We leased a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provided management and maintenance services for this capacity to a significant customer. The lessee signed a contract with a competitor in March 2005, started the transition of its circuits from our fiber optic cable system to our competitor’s microwave system in June 2006, and plans to have the transition complete in November 2006. We expect to sign an agreement with our competitor to lease capacity on our fiber optic cable system and provide certain other services in association with their contract. We expect this transition to result in a $9.5 million annual decrease in the data component of Commercial Services segment revenue when it is completed with a decrease of approximately one-half the annual decrease in the year ended December 31, 2006 depending upon the pace of the transition.

The following summary of minimum future service revenues reflects the termination of our contract and includes the expected revenue from the new agreement we expect to sign with our competitor in addition to our other operating lease agreements included in the summary in note 16 included in Part II of our December 31, 2005 annual report on Form 10-K (amounts in thousands):

Years ending December 31,
2006	$19,601
2007	11,694
2008	10,734
2009	8,154
2010	5,574
2011 and thereafter	52,700
Total minimum future service revenues	$108,457

Anchorage Unbundled Network Elements Arbitration

On June 25, 2004, the Regulatory Commission of Alaska (“RCA”) issued a comprehensive decision setting forth new rates for unbundled network elements (“UNE”), resale, and terms and conditions for interconnection in the Anchorage arbitration. Significantly, the RCA raised the loop rate in Anchorage to $19.15 but subsequently reduced the loop rate on reconsideration to $18.64. The RCA also issued other various arbitration rulings adverse to us, including adopting Alaska Communications Systems Group, Inc.’s (“ACS”) non-recurring and collocation cost models. On December 7, 2004, the Commission issued a final order approving an interconnection agreement. We have appealed various Commission arbitration rulings, and ACS cross-appealed concerning certain interim rate decisions.

25	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Oral argument is scheduled for November 17, 2006, with a decision to follow thereafter at the court’s discretion.

On September 30, 2005, the ACS subsidiary serving Anchorage filed a petition with the Federal Communications Commission (“FCC”), seeking forbearance from the requirement that it provide access to UNEs, and that to the extent it voluntarily did so, that the pricing provisions of the Act would not apply. We filed our opposition on January 9, 2006 and our reply on February 23, 2006. The FCC is required under statute to issue a decision by December 28, 2006. If a decision is not issued within the required timeframe, the petition is deemed granted. The ability to obtain UNEs is an important element of our local exchange and exchange access services business, and the outcome of this proceeding could result in a change in our ability to access segments of the Anchorage market via the facilities of the ILEC and the cost of doing so. We cannot predict at this time the outcome of this proceeding or its impact on us; however, our net cost of providing local telephone services in Anchorage could be materially adversely affected by an adverse decision.

On May 22, 2006, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from regulation of interstate broadband and access services. We filed a motion to dismiss on July 17, 2006 and our opposition to the petition on August 11, 2006. The FCC is required under statute to issue a decision by May 22, 2007, which it may extend by an additional 90 days at its discretion. We cannot predict at this time the outcome of this proceeding or its impact on us.

Alaska DigiTel, LLC (“Alaska DigiTel”) Investment

We agreed to invest approximately $29.5 million in exchange for a majority equity interest in Alaska DigiTel, a small Alaska Personal Communication Services (“PCS”) provider. The existing owners will retain a minority ownership interest and voting control of Alaska DigiTel. The exact percentage and dollar amounts for our interest in Alaska DigiTel will vary in proportion to the amount the existing owners elect to retain, but we expect to own between 75% and 85% after completion of the transaction. The transaction is based on a post closing enterprise valuation of $37.0 million for Alaska DigiTel. We will fund the transaction from cash on hand, by drawing down additional debt, or a combination of the two. In June 2006, we entered into a Reorganization Agreement with the members of Alaska DigiTel and certain other parties setting forth the formal terms and conditions the principal terms of which are the same as those in the superseded memorandum of understanding. GCI, Denali PCS, LLC and Alaska DigiTel (“Alaska DigiTel Applicants”) jointly filed applications with the FCC seeking the requisite regulatory consent to the parties’ transaction. Matanuska Telephone Association filed a Petition to Deny the applications with the FCC in February 2006. ACS Wireless, Inc. filed an objection to the applications with the FCC in July 2006. The Alaska DigiTel Applicants are opposing these adverse filings. It is uncertain when the FCC will act upon the contested applications. We are uncertain when this transaction will close.

We have provided a $3.0 million bank depository account as collateral for a term loan from a bank secured by Alaska DigiTel. The amount is classified as Cash and Cash Equivalents on our September 30, 2006 Consolidated Balance Sheet.

Indefeasible Right of Use (“IRU”) Commitment

On July 31, 2006, through our subsidiary GCC we entered into an agreement to purchase an IRU in the Kodiak-Kenai Cable Company, LLC’s marine-based fiber optic cable system linking Anchorage to Kenai, Homer, Kodiak and Seward, Alaska. The new system is under construction and we anticipate it will be placed into service in the first quarter of 2007. We have committed to purchase a minimum of $8.0 million to $8.5 million in IRU capacity in three installments through 2011.

(7)	Restatement of Consolidated Financial Statements

The Audit Committee of GCI’s Board of Directors and GCI management concluded that previously reported audited financial statements for the year ended December 31, 2005 would need to be restated. We will also file an amendment to our Form 10-Q for the quarter ended June 30, 2006 to restate our 2005 quarterly unaudited interim consolidated financial statements. The restatements are

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

necessary because an error was made regarding the interpretation and application of generally accepted accounting principles as they relate to a May 25, 2005 transaction in which we repurchased from Toronto Dominion Securities (“TD”) the remaining 4,314 shares of our Series B preferred stock owned by TD for a total purchase price of $6,607,027 (which transaction was reported in a Form 8-K filing made by us on May 26, 2005).

The purchase of the preferred stock from TD should have had an effect on our net income per common share calculations. The amount that we paid for the preferred stock in excess of the carrying amount of the shares on our balance sheet should have reduced the amount of net income available to common shareholders used to calculate basic and diluted net income per common share. This error has no other effect on our consolidated statements of operations, and has no effect on the consolidated balance sheets, consolidated statements of stockholders’ equity, or consolidated statements of cash flows. 2005 net income available to common shareholders and basic and diluted net income per common share are the only items affected by the restatements.

The effect of the corrections on net income available to common shareholders and net income per common share for the nine months ended September 30, 2005 follows (amounts in thousands, except per share amounts):

(Unaudited) Nine months ended September 30, 2005
Net income available to common shareholders, as reported	$12,084
Adjustment	(2,358)
Net income available to common shareholders, as restated	$9,726

Net income per common share:
Basic net income per common share, as reported	$0.22
Adjustment	(0.04)
Basic net income per common share, as restated	$0.18

Diluted net income per common share, as reported	$0.22
Adjustment	(0.05)
Diluted net income per common share, as restated	$0.17

PART I.

ITEM 2.

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

Restatement of Consolidated Financial Statements

The Audit Committee of GCI’s Board of Directors and GCI management concluded that previously reported audited financial statements for the year ended December 31, 2005 would need to be restated. We will also file an amendment to our Form 10-Q for the quarter ended June 30, 2006 to restate our 2005 quarterly unaudited interim consolidated financial statements. The restatements are necessary because an error was made regarding the interpretation and application of generally accepted accounting principles as they relate to a May 25, 2005 transaction in which we repurchased from TD the remaining 4,314 shares of our Series B preferred stock owned by TD for a total purchase price of $6,607,027 (which transaction was reported in a Form 8-K filing made by us on May 26, 2005).

The purchase of the preferred stock from TD should have had an effect on our net income per common share calculations. The amount that we paid for the preferred stock in excess of the carrying amount of the shares on our balance sheet should have reduced the amount of net income available to common shareholders used to calculate basic and diluted net income per common share. This error has no other effect on our consolidated statements of operations, and has no effect on the consolidated balance sheets, consolidated statements of stockholders’ equity, or consolidated statements of cash flows. 2005 net income available to common shareholders and basic and diluted net income per common share are the only items affected by the restatements.

The effect of the corrections on net income available to common shareholders and net income per share for the nine months ended September 30, 2005 follows (amounts in thousands, except per share amounts):

(Unaudited) Nine months ended September 30, 2005
Net income available to common shareholders, as reported	$12,084
Adjustment	(2,358)
Net income available to common shareholders, as restated	$9,726

Net income per common share:
Basic net income per common share, as reported	$0.22
Adjustment	(0.04)
Basic net income per common share, as restated	$0.18

Diluted net income per common share, as reported	$0.22
Adjustment	(0.05)
Diluted net income per common share, as restated	$0.17

The prior period consolidated financial statements included in this Form 10-Q have been restated to reflect the adjustments described above. We intend to file an amendment to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 and an amendment to our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2006 subsequent to the filing of this Form 10-Q. As a result of the restatement, the financial statements contained in our prior filings with the SEC, including our Form 10-K for the period ending December 31, 2005, and Forms 10-Q for the periods ending June 30, 2005 and September 30, 2005, should no longer be relied upon.

Our independent registered public accounting firm has informed us that they will be unable to complete their review of our interim financial statements for the quarterly period ended September 30, 2006 prior to the filing of this Form 10-Q as a result of the restatement described above. As soon as our independent registered public accounting firm completes its review of our unaudited consolidated financial statements for the quarterly period ending September 30, 2006, we will file an amendment to this Form 10-Q to reflect material changes, if any, resulting from the independent auditor's review.

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

Segment and All Other category data for the three and nine months ended September 30, 2005 have been reclassified to reflect the organizational changes for comparability purposes. A combination of specific identification and general allocations were employed to reclassify 2005 balances. Allocated amounts were generally determined using segment revenue or customer counts derived from first quarter of 2006 segment data. We believe the first quarter of 2006 division of revenue and customers by segment is representative of the three and nine months ended September 30, 2005 customer composition for purposes of reclassifying 2005 revenue and Cost of Goods Sold balances.

The Network Access segment provides services to other common carrier customers and the Managed Broadband segment provides services to rural school districts and rural hospitals and health clinics. Following are our segments and the services and products each offers to its customers:

Reportable Segments
Services and Products	Consumer	Network Access	Commercial	Managed Broadband
Voice	X	X	X
Video	X		X
Data	X	X	X	X
Wireless	X		X

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

Our long-distance service faces significant competition from ACS, AT&T Alascom, long-distance resellers, and other local telephone companies that have entered the long-distance market. We believe our approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow us to be competitive in providing those services.

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

We estimate that our September 30, 2006 and 2005 total lines in service represent a statewide market share of approximately 26% and 25%, respectively. At September 30, 2006 and 2005 approximately 86% of our lines are provided on our own facilities and leased local loops. At September 30, 2006 and 2005 approximately 7% of our lines are provided using the UNE platform delivery method.

Our local access service faces significant competition in Anchorage, Fairbanks, and Juneau from ACS, which is the largest incumbent local exchange carrier (“ILEC”) in Alaska, and from AT&T Alascom, Inc. (“Alascom”)

in Anchorage for Consumer services. Alascom has received certification from the RCA to provide local access services in Fairbanks and Juneau. We believe our approach to developing, pricing, and providing local access services and bundling different services will allow us to be competitive in providing those services.

On September 23, 2005, February 2, 2006 and July 18, 2006, the RCA issued orders granting us certification to serve the service areas of Ketchikan Public Utilities (“KPU”), Cordova Telephone Cooperative, Copper Valley Telephone Cooperative (“CVTC”), Matanuska Telephone Cooperative, the Glacier State area served by ACS of the Northland, Alaska Telephone Company, Interior Telephone Company, United-KUC and Mukluk Telephone Company. The affected rural local exchange carriers have appealed various aspects of the certification rulings.

We plan to offer service in these new areas using a combination of methods. To a large extent, we plan to use our existing cable network to deliver local services. Where we do not have cable plant, we may use wireless technologies and resale of other carrier’s services. We may lease portions of an existing carrier’s network or seek wholesale discounts, but our application is not dependent upon access to either UNEs of the ILEC network or wholesale discount rates for resale of ILEC services.

On May 2, 2005, we tendered an interconnection request to the City of Ketchikan d/b/a KPU, which had been authorized by the RCA to provide video programming services through its KPU CommVision division on April 26, 2005. Under the terms of Section 251(f)(1)(C) of the Telecommunications Act of 1996 (“Act”), KPU’s current rural exemption from negotiation will be forfeited if, and when, KPU commences offering video programming. On June 3, 2005, we entered into a stipulation with KPU recognizing that KPU will forfeit its rural exemption and that negotiations for interconnection would commence when KPU commences offering video programming. Negotiations began in December 2005 and culminated in a contract in June 2006. The Ketchikan City Council approved the contract in June 2006 and the contract was submitted to the RCA for final approval on August 21, 2006, with a determination due under the Act by November 20, 2006.

On May 17, 2006, we tendered an interconnection request to CVTC. Based on our request, the RCA opened an inquiry for the purpose of determining whether or not to terminate the rural exemption of CVTC. In July 2006 we entered into a settlement with CVTC under which interconnection negotiations would take place, followed by private arbitration if necessary, under Sections 251(a) and (b) of the Act. On July 13, 2006, we filed a formal Notice of Withdrawal of the rural exemption inquiry. Negotiations for an interconnection agreement with CVTC have commenced.

We plan to have deployed more than 30,000 digital local phone service (“DLPS”) lines which utilize our Anchorage coaxial cable facilities by December 31, 2006. This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.

Directory Advertising

We sell advertising in our yellow pages directories to commercial customers and distribute white and yellow pages directories to customers in certain markets we serve. We also sell on-line directory products.

Video Services and Products

We generate cable services revenues from three primary sources: (1) digital and analog programming services, including monthly basic and premium subscriptions, pay-per-view movies and one-time events, such as sporting events; (2) equipment rentals; and (3) advertising sales.

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

Broadband Services

We generate broadband services revenue through our SchoolAccess® and Rural Health initiatives. Our customers may purchase end-to-end broadband services solutions blended with other transport and software products such as video conferencing and unique web content services. There are several competing companies in Alaska that actively sell broadband services.

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

We offer wireless services by reselling Dobson Communications Corporation’s (“Dobson”) services. We provide limited wireless local access and Internet services using our own facilities. We compete against Dobson, ACS, Alaska DigiTel, and resellers of those services in Anchorage and other markets.

We have 25,900 and 14,300 combined Consumer and Commercial wireless lines in service at September 30, 2006 and 2005, respectively. A wireless line in service is defined as a revenue generating wireless device. Our average wireless revenue per combined Consumer and Commercial subscriber is $53.41 and $52.61 during the three and nine months ended September 30, 2006, respectively, calculated by dividing our combined Consumer and Commercial usage revenues by our combined Consumer and Commercial subscriber count.

We have reached a definitive agreement to invest $29.5 million in Alaska DigiTel. In exchange for the investment, we will receive a majority equity interest in Alaska DigiTel but will not own voting control of the venture. We view our investment as an incremental way to participate in future growth of the wireless industry in Alaska. Our existing distribution agreement with Dobson remains in full effect and our existing wireless products will continue to compete with Alaska DigiTel in the Alaska market. The transaction is subject to customary closing conditions, including documentation and regulatory approvals. The Alaska DigiTel Applicants jointly filed applications with the FCC seeking the requisite regulatory consent to the parties’ transaction. Matanuska Telephone Association filed a Petition to Deny the applications with the FCC in February 2006. ACS Wireless, Inc. filed an objection to the applications with the FCC in July 2006. The Alaska DigiTel Applicants are opposing these adverse filings. It is uncertain when the FCC will act upon the contested applications. We are uncertain when this transaction will close.

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage Change [1]			Percentage Change [1]
	Three Months Ended		2006	Nine Months Ended		2006
	September 30,		vs.	September 30,		vs.
(Unaudited)	2006	2005	2005	2006	2005	2005
Statements of Operations Data:
Revenues:
Consumer services segment	36.0%	35.5%	11.9%	37.0%	36.5%	9.2%
Network Access services segment	36.3%	35.2%	14.0%	35.0%	33.6%	12.4%
Commercial services segment	22.6%	23.8%	5.4%	22.6%	23.8%	2.3%
Managed Broadband services segment	5.1%	5.5%	2.9%	5.4%	6.1%	(4.1%)
Total revenues	100.0%	100.0%	10.6%	100.0%	100.0%	7.8%
Selling, general and administrative expenses	33.2%	34.0%	8.0%	34.2%	34.4%	7.2%
Bad debt expense (recovery)	0.6%	0.0%	2,374.2%	0.7%	(0.0%)	2,135.9%
Restructuring charge	0.0%	1.7%	NM	0.0%	0.6%	NM
Depreciation and amortization expense	16.2%	16.3%	10.2%	17.0%	16.5%	11.3%
Operating income	17.2%	16.1%	18.0%	15.5%	16.1%	4.3%
Other expense, net	6.6%	12.1%	(39.7%)	7.1%	9.4%	(18.9%)
Net income before income taxes and cumulative effect of a change in accounting principle	10.6%	4.0%	190.7%	8.5%	6.7%	37.0%
Net income before cumulative effect of a change in accounting principle	5.6%	2.0%	209.5%	4.6%	3.7%	34.1%
Net income	5.6%	2.0%	209.5%	4.4%	3.7%	29.1%

________________________________

[1]	Percentage change in underlying data.

NM – Not meaningful.

________________________________

Three Months Ended September 30, 2006 (“third quarter of 2006”) Compared To Three Months Ended September 30, 2005 (“third quarter of 2005”)

Overview of Revenues and Cost of Goods Sold

Total revenues increased 10.6% from $113.8 million in the third quarter of 2005 to $125.8 million in the third quarter of 2006. Revenue increased in our Consumer, Network Access, Commercial and Managed Broadband segments. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 13.6% from $36.3 million in the third quarter of 2005 to $41.3 million in the third quarter of 2006. Increases in the Consumer, Network Access and Commercial segments’ Cost of Goods Sold were partially off-set by decreased Cost of Goods Sold in our Managed Broadband segment. See the discussion below for more information by segment.

Consumer Services Segment Overview

Consumer services segment revenue in the third quarter of 2006 represented 36.0% of consolidated revenues. The components of Consumer services segment revenue are as follows (amounts in thousands):

	Third Quarter		Percentage
	2006	2005	Change
Voice	$11,679	11,512	1.5%
Video	22,486	20,983	7.2%
Data	7,450	6,328	17.7%
Wireless	3,628	1,619	124.1%
Total Consumer services segment revenue	$45,243	40,442	11.9%

Selected key performance indicators for our Consumer services segment follow:

	September 30,		Percentage
	2006	2005	Change
Voice:
Total local access lines in service[1]	67,400	67,700	(0.4%)
DLPS local access lines in service[1]	27,200	16,100	68.9%

Video:
Basic subscribers[2]	121,800	121,000	0.7%
Digital programming tier subscribers[3]	56,500	51,300	10.1%
HD/DVR converter boxes[4]	22,800	9,100	150.6%
Homes passed	218,100	213,100	2.3%

Data:
Cable modem subscribers[5]	76,800	68,100	12.8%

1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

2 A basic cable subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased.

3 A digital programming tier subscriber is defined as one digital programming tier of service delivered to an address or separate subunits thereof regardless of the number of outlets or digital programming tiers purchased. Digital programming tier subscribers are a subset of basic subscribers.

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

	Third Quarter		Percentage
	2006	2005	Change
Voice:
Long-distance minutes carried (in millions)	34.3	39.6	(13.4%)

Video:
Average monthly gross revenue per subscriber[1]	$61.66	$59.34	3.9%

[1] Quarter-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and ending of the period.

We have 91,200 Consumer long-distance customers at September 30, 2006. A long-distance customer is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month. Due to our implementation of a new unified billing system on September 1, 2005 this statistic is not available for September 30, 2005.

Consumer Services Segment Revenues

The 1.5% increase in voice revenue is primarily due a $860,000 increase in support from the Universal Service Program. The increase is partially off-set by a decrease in long-distance minutes carried for these customers.

The 7.2% increase in video revenue is primarily due to the following:

•

A 53.4% increase in equipment rental revenue to $3.3 million in the third quarter of 2006 primarily resulting from increased average revenue per customer and the increased use of digital distribution technology, and

•

A 2.1% increase in programming services revenue to $18.8 million in the third quarter of 2006 primarily resulting from an increase in digital programming tier subscribers in the third quarter of 2006 and increased average revenue per customer.

The 17.7% increase in data revenue is primarily due to a 16.7% increase in cable modem revenue to $6.1 million in the third quarter of 2006. The increase in cable modem revenue is primarily due to the increase in subscribers.

The 124.1% increase in wireless revenue is primarily due to the increase in wireless subscribers.

Consumer Services Segment Cost of Goods Sold

Consumer services segment Cost of Goods Sold increased 6.3% to $16.4 million from the third quarter of 2005 to the third quarter of 2006 primarily due to increased video and wireless Cost of Goods Sold resulting from increased revenue. The increase in Cost of Goods Sold is partially off-set by decreased voice Cost of Goods Sold primarily due to cost savings resulting from the increased deployment of DLPS lines in the last three months of 2005 and the first nine months of 2006.

Network Access Services Segment Overview

Network access services segment revenue in the third quarter of 2006 represented 36.3% of consolidated revenues. The components of Network Access services segment revenue are as follows (amounts in thousands):

	Third Quarter		Percentage
	2006	2005	Change
Voice	$32,512	26,652	22.0%
Data	13,127	13,372	(1.8%)
Total Network Access services segment revenue	$45,639	40,024	14.0%

Selected key performance indicators for our Network Access services segment follow:

	September 30,		Percentage
	2006	2005	Change
Voice:
Total Internet service provider access lines in service[1]	3,100	3,500	(11.4%)

1 An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

	Third Quarter		Percentage
	2006	2005	Change
Voice:
Long-distance minutes carried (in millions)	373.6	301.8	23.8%

Network Access Services Segment Revenues

The 22.0% increase in voice revenue is primarily due to the increase in minutes carried for our other common carrier customers partially off-set by a 1.1% decrease in our rate per minute on minutes carried for other common carriers. The average rate per minute decrease is primarily due to a 3.0% rate decrease mandated by federal law which will result in annual rate decreases of 3.0% per year, partially off-set by a change in the composition of traffic carried.

Network Access Services Segment Cost of Goods Sold

Network Access services segment Cost of Goods Sold increased 25.9% to $9.9 million from the third quarter of 2005 to the third quarter of 2006 primarily due to increased voice minutes carried.

Commercial Services Segment Overview

Commercial services segment revenue in the third quarter of 2006 represented 22.6% of consolidated revenues. The components of Commercial services segment revenue are as follow (amounts in thousands):

	Third Quarter		Percentage
	2006	2005	Change
Voice	$8,204	8,273	(0.8%)
Video	2,122	1,857	14.3%
Data	17,523	16,600	5.6%
Wireless	662	318	108.2%
Total Commercial services segment revenue	$28,511	27,048	5.4%

Selected key performance indicators for our Commercial services segment follow:

	September 30,		Percentage
	2006	2005	Change
Voice:
Total local access lines in service[1]	41,700	40,700	2.5%
DLPS local access lines in service[1]	1,100	500	120.0%

Data:
Cable modem subscribers[2]	7,200	6,200	16.1%

1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

2 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

	Third Quarter		Percentage
	2006	2005	Change
Voice:
Long-distance minutes carried (in millions)	33.8	35.2	(4.0%)

We have 11,500 Commercial long-distance accounts at September 30, 2006. A long-distance account is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month. Due to our implementation of a new unified billing system on September 1, 2005 this statistic is not available for September 30, 2005.

We leased a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provided management and maintenance services for this capacity to a significant customer. The lessee signed a contract with a competitor in March 2005, started the transition of their circuits from our fiber optic cable system to our competitor’s microwave system in June 2006, and plans to have the transition complete in November 2006. We expect to sign an agreement with our competitor to lease capacity on our fiber optic cable system in association with their contract. We expect this transition to result in a $9.5 million annual decrease in the data component of Commercial Services segment revenue when it is completed with a decrease of approximately one-half the annual decrease in the year ended December 31, 2006 depending upon the pace of the transition.

Commercial Services Segment Revenues

The 14.3% increase in video revenue is primarily due to a 32.6% increase in cable advertising revenue to $1.4 million due to increased local political advertising in the third quarter of 2006.

The 5.6% increase in data revenue is primarily due to the following:

•	A $801,000 increase to $4.2 million in private line and private network services due to an increase in the number of circuits sold, and
•

A $384,000 or 4.3% increase in managed services revenue primarily due to $2.3 million in revenue recognized for a special project completed in the third quarter of 2006 partially off-set by a $1.9 million or 53.6% decrease in revenue earned from the lease and provision of management and maintenance services on a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks as described above.

Commercial Services Segment Cost of Goods Sold

Commercial services segment Cost of Goods Sold increased 16.2% to $13.9 million from the third quarter of 2005 to the third quarter of 2006 primarily due to $2.3 million in Cost of Goods Sold recognized for a special project completed in the third quarter of 2006 and a $403,000 or 136.6% increase in wireless Cost of Goods Sold resulting from increased revenue.

Managed Broadband Services Segment Overview

Managed Broadband services segment revenue in the third quarter of 2006 represented 5.1% of consolidated revenues. Managed Broadband services segment revenue, which includes data products only, increased $180,000 to $6.4 million in the third quarter of 2006 as compared to the third quarter of 2005.

Selected key performance indicators for our Managed Broadband services segment follow:

	September 30,		Percentage
	2006	2005	Change
Managed Broadband services:
SchoolAccess® customers	48	45	6.7%
Rural health customers	22	20	10.0%

Managed Broadband Services Segment Revenues

The increase in Managed Broadband services segment revenue is primarily due to an increase in our multi-site and single-site SchoolAccess® customers, an increase in circuits purchased by our rural health customers, and an increase in single-site rural health customers in the third quarter of 2006 as compared to 2005.

Managed Broadband Services Segment Cost of Goods Sold

Managed Broadband services segment Cost of Goods Sold decreased $13,000 to $1.1 million from the third quarter of 2005 to the third quarter of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8.0% to $41.7 million in the third quarter of 2006 primarily due to a $1.1 million increase in certain promotion expenses and a $701,000 increase in our share-based compensation expense mostly resulting from our adoption of SFAS No. 123(R) on January 1, 2006. In the third quarter of 2006 we recognized $1.0 million in share-based compensation expense which was allocated to our reportable segments as follows (amounts in thousands):

	Reportable Segments
	Consumer	Network Access	Commercial	Managed Broadband	Total
Share-based compensation expense	$ 341	354	231	81	1,007

The increase is partially off-set by a $1.2 million decrease in labor costs primarily resulting from a decreased number of employees as a result of our reorganization discussed below.

As a percentage of total revenues, selling, general and administrative expenses decreased from 34.0% in the third quarter of 2005 to 33.2% in the third quarter of 2006, primarily due to an increase in revenues without a proportional increase in selling, general and administrative expenses.

Bad Debt Expense

Bad debt expense increased $736,000 to a net expense of $767,000 in the third quarter of 2006 as compared to the third quarter of 2005. The increase is primarily due to the following:

•

A $1.4 million realization of a recovery from MCI, Inc. (merged with Verizon Communications Inc. (“Verizon”) in January 2006) through a reduction to bad debt expense that did not recur in the third quarter of 2006, and

•

A $457,000 increase in bad debt expense primarily resulting from an increase in the allowance for our long-distance, local service and Internet invoices generated by the unified order management and fulfillment, billing, customer service, cash application, and credit and collection system to which we converted on September 1, 2005. The allowance increase is due to an increase in the age of certain invoices as we resolve billing issues.

The increase in bad debt expense described above is partially off-set by a $1.4 million decrease in bad debt expense for Managed Broadband services resulting from increases in allowances established for certain Managed Broadband services customers in the third quarter of 2005 and decreases in allowances established for certain Managed Broadband services customers in the third quarter of 2006.

Restructuring Charge

On August 22, 2005 we committed to a reorganization plan to more efficiently meet the demands of technological and product convergence by realigning along customer lines rather than product lines. Effective January 1, 2006 we reorganized under Consumer, Commercial, Carrier and Managed Broadband segments, replacing the Long Distance, Cable, Local Access and Internet services segments. The reorganization plan included integration of several functions resulting in the layoff of 76 employees by November 30, 2005. In the third quarter of 2005 we recognized a restructuring charge of approximately $1.9 million for workforce reduction costs across all functions. Total costs incurred under this plan were $2.1 million.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 10.2% to $20.4 million in the third quarter of 2006. The increase is primarily due to our $95.3 million investment in equipment and facilities placed into service during 2005 for which a full year of depreciation will be recorded in 2006 and the $39.1 million investment in equipment and facilities placed into service during the nine months ended September 30, 2006 for which a partial year of depreciation will be recorded in 2006.

Other Expense, Net

Other expense, net of other income, decreased 39.7% to $8.3 million in the third quarter of 2006 primarily due to the following:

•

In August 2005, we finalized a $215.0 million Amended and Restated Senior Secured Credit Facility (“Amended Senior Credit Facility”) to replace our May 21, 2004 Senior Credit Facility resulting in the following third quarter of 2005 expenses:

o	We recognized a $2.8 million Loss on Early Extinguishment of Debt in the third quarter of 2005 resulting from termination of our Satellite Transponder Capital Lease, and
o

We recognized approximately $1.8 million in Amortization and Write-off of Loan and Senior Notes Fees in the third quarter of 2005 because a portion of the Amended Senior Credit Facility was a substantial modification of the May 21, 2004 Senior Credit Facility.

•	A $493,000 increase in interest income to $759,000 in 2006 resulting from an increase in our average cash and cash equivalents balance in 2006 as compared to 2005.

Income Tax Expense

Income tax expense totaled $6.3 million in the third quarter of 2006 and $2.3 million in the third quarter of 2005. Our effective income tax rate decreased from 50.3% in the third quarter of 2005 to 47.0% in the third quarter of 2006 primarily due to adjustments to deferred tax assets in 2005.

At September 30, 2006, we have (1) tax net operating loss carryforwards of approximately $143.4 million that will begin expiring in 2011 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.6 million available to offset regular income taxes payable in future years. We estimate that we will utilize net operating loss carryforwards of $25.0 million to $30.0 million during the year ended December 31, 2006. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

We have recorded deferred tax assets of approximately $58.7 million associated with income tax net operating losses that were generated from 1996 to 2006, and that expire from 2011 to 2026.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 44% to 47% in the year ended December 31, 2006.

Nine Months Ended September 30, 2006 (“2006”) Compared To Nine Months Ended September 30, 2005 (“2005”)

Overview of Revenues and Cost of Goods Sold

Total revenues increased 7.8% from $330.9 million in 2005 to $356.9 million in 2006. Revenue increases in our Consumer, Network Access and Commercial segments were partially off-set by decreased revenue in our Managed Broadband segment. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 7.9% from $107.6 million in 2005 to $116.1 million in 2006. Cost of Goods Sold increases in our Consumer, Network Access and Commercial segments were partially off-set by decreased Cost of Goods Sold in our Managed Broadband segment. See the discussion below for more information by segment.

Consumer Services Segment Overview

Consumer services segment revenue in 2006 represented 37.0% of consolidated revenues. The components of Consumer services segment revenue are as follow (amounts in thousands):

			Percentage
	2006	2005	Change
Voice	$34,443	35,101	(1.9%)
Video	66,816	63,120	5.9%
Data	21,669	18,894	14.7%
Wireless	9,201	3,869	137.8%
Total Consumer services segment revenue	$132,129	120,984	9.2%

Selected key performance indicators for our Consumer services segment follow:

			Percentage
	2006	2005	Change
Voice:
Long-distance minutes carried (in millions)	107.1	120.9	(11.4%)

Video:
Average monthly gross revenue per subscriber[1]	$60.94	$59.27	2.8%

[1] Year-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and ending of the period.

Please refer to our three-month results of operations discussion for additional selected key performance indicators as of September 30, 2006 and 2005.

Consumer Services Segment Revenues

The 1.9% decrease in voice revenue is primarily due to the decrease in long-distance minutes carried for these customers. The decrease is partially off-set by a $358,000 increase in support from the Universal Service Program in 2006 as compared to 2005 and an approximately $300,000 increase in local service revenue in 2006 as compared to 2005 due to the implementation of the monthly network access fee in April 2005.

The 5.9% increase in video revenue is primarily due to the following:

•	A 31.3% increase in equipment rental revenue to $9.7 million in 2006 primarily resulting from increased average revenue per customer and the increased use of digital distribution technology, and
•

A 2.9% increase in programming services revenue to $56.1 million in 2006 primarily resulting from an increase in digital programming tier subscribers in 2006 and increased average revenue per customer.

The 14.7% increase in data revenue is primarily due to a 7.8% increase in cable modem revenue to $18.2 million and a 91.3% increase to $1.3 million in revenue earned from our customers’ use of our Internet facilities in excess of that allowed by their plan in 2006 as compared to 2005. The increase in cable modem revenue is primarily due to the increase in subscribers.

The 137.8% increase in wireless revenue is primarily due to the increase in wireless subscribers.

Consumer Services Segment Cost of Goods Sold

Consumer services segment Cost of Goods Sold increased 7.3% to $49.5 million from 2005 to 2006 primarily due to increased video and wireless Cost of Goods Sold resulting from increased revenue. The increase in Cost of Goods Sold is partially off-set by decreased voice Cost of Goods Sold primarily due to cost savings resulting from the increased deployment of DLPS lines in the last three months of 2005 and the first nine months of 2006 and the decrease in voice minutes carried.

Network Access Services Segment Overview

Network access services segment revenue in 2006 represented 35.0% of consolidated revenues. The components of Network Access services segment revenue are as follows (amounts in thousands):

			Percentage
	2006	2005	Change
Voice	$84,840	71,560	18.6%
Data	39,999	39,514	1.2%
Total Network Access services segment revenue	$124,839	111,074	12.4%

Selected key performance indicators for our Network Access services segment follow:

			Percentage
	2006	2005	Change
Voice:
Long-distance minutes carried (in millions)	993.2	799.7	24.2%

Please refer to our three-month results of operations discussion for additional selected key performance indicators as of September 30, 2006 and 2005.

Network Access Services Segment Revenues

The 18.6% increase in voice revenue is primarily due to the increase in minutes carried for our other common carrier customers partially off-set by a 3.0% decrease in our rate per minute on minutes carried for other common carriers. The average rate per minute decrease is due a 3.0% rate decrease mandated by federal law which will result in annual rate decreases of 3.0%.

Network Access Services Segment Cost of Goods Sold

Network Access services segment Cost of Goods Sold increased 17.2% to $27.5 million from 2005 to 2006 primarily due to increased voice minutes carried.

Commercial Services Segment Overview

Commercial services segment revenue in 2006 represented 22.6% of consolidated revenues. The components of Commercial services segment revenue are as follows (amounts in thousands):

			Percentage
	2006	2005	Change
Voice	$24,324	25,851	(5.9%)
Video	5,781	5,390	7.3%
Data	48,833	46,812	4.3%
Wireless	1,714	760	125.5%
Total Commercial services segment revenue	$80,652	78,813	2.3%

Selected key performance indicators for our Commercial services segment follow:

			Percentage
	2006	2005	Change
Voice:
Long-distance minutes carried (in millions)	103.2	106.3	(2.9%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators as of September 30, 2006 and 2005.

Commercial Services Segment Revenues

The 5.9% decrease in voice revenue is primarily due to the decrease in minutes carried for our Commercial customers.

The 4.3% increase in data revenue is primarily due to the following:

•	A $1.4 million increase to $12.5 million in private line and private network services due to an increase in the number of circuits sold,
•	$2.3 million in revenue recognized for a special project completed in 2006, and
•	A $1.0 million or 8.5% increase in other special project revenues.

The increase is partially off-set by a $2.2 million or 20.9% decrease in revenue earned from the lease and provision of management and maintenance services on a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks as described above.

The 125.5% increase in wireless revenue is primarily due to the increase in wireless subscribers.

Commercial Services Segment Cost of Goods Sold

Commercial services segment Cost of Goods Sold increased 4.2% to $35.9 million from 2005 to 2006 primarily due to $2.3 million in Cost of Goods Sold recognized for a special project completed in 2006, a $1.2 million or 163.9% increase in wireless Cost of Goods Sold resulting from increased revenue, and a 12.5% increase in managed services Cost of Goods Sold to $10.7 million primarily due to increased managed services revenue in 2006 as compared to 2005. The increase in Cost of Goods Sold is partially off-set by cost savings resulting from the increased deployment of DLPS lines in the last three months of 2005 and the first nine months of 2006 and decreased voice minutes carried.

Managed Broadband Services Segment Overview

Managed Broadband services segment revenue in 2006 represented 5.4% of consolidated revenues. Managed Broadband services segment revenue, which includes data products only, decreased 4.1% to $19.2 million in 2006 as compared to 2005.

Please refer to our three-month results of operations discussion for selected key performance indicators as of September 30, 2006 and 2005.

Managed Broadband Services Segment Revenues

The decrease in Managed Broadband services segment revenue is primarily due to a decrease in our multi-site SchoolAccess® customers in the first six months of 2006 as compared to 2005 and a decrease in the rate charged for certain circuits purchased by our rural health customers in 2006 as compared to 2005. The decrease is partially off-set by an increase in our multi-site and single-site SchoolAccess® customers, an increase in circuits purchased by our rural health customers, and an increase in single-site rural health customers in the third quarter of 2006.

Managed Broadband Services Segment Cost of Goods Sold

Managed Broadband services segment Cost of Goods Sold decreased $344,000 to $3.2 million from 2005 to 2006 primarily due to a reduction in the satellite capacity cost allocated to Managed Broadband in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 7.2% to $122.0 million in 2006 primarily due to the following:

•

A $2.9 million increase in our share-based compensation expense primarily due to our adoption of SFAS No. 123(R) on January 1, 2006. Following our adoption of SFAS No. 123(R) we recognized $3.3 million in share-based compensation expense which was allocated to our reportable segments as follows (amounts in thousands):

	Reportable Segments
	Consumer	Network Access	Commercial	Managed Broadband	Total
Share-based compensation expense	$ 1,112	1,165	740	250	3,267

43

•

A $1.9 million increase in health insurance costs primarily resulting from a decrease in our reserve for incurred but not reported health insurance claims in 2005 in order to reflect historical experience that was not repeated in 2006 and an increase in our medical claims in 2006, and

•	A $1.1 million increase in certain promotion expenses.

The selling, general and administrative expenses increase is partially off-set by a $1.1 million decrease in contract labor in 2006 primarily due to a reduction in the number of contractors supporting our information technology systems.

As a percentage of total revenues, selling, general and administrative expenses decreased to 34.2% in 2006 from 34.4% in 2005, primarily due to an increase in revenues without a proportional increase in selling, general and administrative expenses.

Bad Debt Expense (Recovery)

Bad debt expense (recovery) increased $2.7 million to a net expense of $2.6 million in 2006 primarily due to the following:

•	A $3.0 million decrease in the realization of a recovery from Verizon through a reduction to bad debt expense in 2006 as compared to 2005, and
•

A $1.3 million increase in the allowance for our long-distance, local service and Internet invoices generated by the unified order management and fulfillment, billing, customer service, cash application, and credit and collection system to which we converted on September 1, 2005. The allowance increase is due to an increase in the age of certain invoices as we resolve billing issues.

The increase described above is partially off-set by a $1.5 million decrease in bad debt expense for Managed Broadband services resulting from increases in allowances established for certain Managed Broadband services customers in 2005 and decreases in allowances established for certain Managed Broadband services customers in 2006.

Restructuring Charge

Please refer to our discussion in the three-month results of operations for information about the restructuring charge.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 11.3% to $60.7 million in 2006. The increase is primarily due to our $95.3 million investment in equipment and facilities placed into service during 2005 for which a full year of depreciation will be recorded in 2006 and the $39.1 million investment in equipment and facilities placed into service during the nine months ended September 30, 2006 for which a partial year of depreciation will be recorded in 2006.

Other Expense, Net

Other expense, net of other income, decreased 18.9% to $25.3 million in 2006 primarily due to the following:

•	In August 2005, we finalized a $215.0 million Amended Senior Credit Facility to replace our May 21, 2004 Senior Credit Facility resulting in the following 2005 expenses:
o	We recognized a $2.8 million Loss on Early Extinguishment of Debt in 2005 resulting from termination of our Satellite Transponder Capital Lease, and
o

We recognized $1.8 million in Amortization and Write-off of Loan and Senior Notes Fees in 2005 because a portion of the Amended Senior Credit Facility was a substantial modification of the May 21, 2004 Senior Credit Facility.

•

Amortization of deferred loan fees for our Amended Senior Credit Facility decreased after the August 2005 amendment resulting in decreased amortization expense of approximately $462,000 in 2006 as compared to 2005, and

•	A $841,000 increase in interest income to $1.4 million in 2006 resulting from an increase in our average cash and cash equivalents balance in 2006 as compared to 2005.

Income Tax Expense

Income tax expense totaled $13.8 million in 2006 and $9.8 million in 2005. Our effective income tax rate increased from 44.5% in 2005 to 45.7% in 2006 primarily due to adjustments to deferred tax assets in 2006.

Cumulative Effect of a Change in Accounting Principle

On January 1, 2006 we adopted SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) requires us to measure share-based compensation liability instruments at fair value as of January 1, 2006. Previously, we measured those liability instruments at their intrinsic value determined as of their grant date. The transition impact (expense) of adopting SFAS No. 123(R) attributed to measuring such liability instruments at fair value totaled approximately $1.1 million, which was reduced by an income tax benefit of $469,000, and is reported as a component of the cumulative effect of change in accounting principle in the accompanying September 30, 2006 Consolidated Statement of Operations.

Additionally, SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact (benefit) of adopting SFAS No. 123(R) attributed to accruing for expected forfeitures on outstanding share-based awards totaled $108,000, which was reduced by income tax expense of $44,000, and is reported as a component of the cumulative effect of change in accounting principle in the accompanying September 30, 2006 Consolidated Statement of Operations.

Multiple System Operator (“MSO”) Operating Statistics

Our operating statistics include capital expenditures and customer information from our Consumer and Commercial services segments which offer services utilizing our cable services’ facilities.

Our capital expenditures by standard reporting category for the nine months ended September 30, 2006 and 2005 follows (amounts in thousands):

	2006	2005
Line extensions	$12,712	2,620
Customer premise equipment	9,869	12,330
Upgrade/rebuild	3,743	10,291
Support capital	890	685
Scalable infrastructure	634	2,315
Commercial	55	270
Sub-total	27,903	28,511

Remaining reportable segments capital expenditures	36,449	37,327
	$64,352	65,838

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable services segment’s facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At September 30, 2006 and 2005 we had 123,700 and 124,300 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At September 30, 2006 and 2005 we had 248,600 and 227,400 revenue generating units, respectively.

Liquidity and Capital Resources

Cash flows from operating activities totaled $80.6 million for the nine months ended September 30, 2006 as compared to $66.7 million for the nine months ended September 30, 2005.

Other sources of cash during the nine months ended September 30, 2006 included $8.5 million from the issuance of our Class A common stock. Other uses of cash during the nine months ended September 30, 2006 included expenditures of $64.4 million for property and equipment, including construction in progress and the purchase of $29.3 million of common stock to be retired.

Working capital totaled $86.9 million at September 30, 2006, a $10.4 million increase as compared to $76.5 million at December 31, 2005. The increase is primarily due to a $2.6 million reclassification of a long-term deposit to current assets and a $2.5 million reclassification of the current portion of Notes Receivable from Related Parties from non-current assets at September 30, 2006 as compared to December 31, 2005.

Net receivables increased $11.4 million from December 31, 2005 to September 30, 2006 primarily due to the timing of payments on trade receivables from several large customers and a seasonal increase in trade receivables for Managed Broadband services provided to hospitals and health clinics.

Senior Notes

We were in compliance with all Senior Notes loan covenants at September 30, 2006.

Senior Credit Facility

We were in compliance with all Senior Credit Facility loan covenants at September 30, 2006.

Capital Lease Obligation

On March 31, 2006, through our subsidiary GCC we entered into an agreement to lease transponder capacity on Intelsat’s Galaxy 18 spacecraft that is expected to be launched during 2007. We will also lease capacity on the Horizons 1 satellite, which is owned jointly by Intelsat and JSAT International, Inc. The leased capacity is expected to replace our existing transponder capacity on Intelsat’s Galaxy 10R satellite when it reaches its end of life.

We will lease C-band and Ku-Band transponders over an expected term of approximately 14 years once the satellite is placed into commercial operation in its assigned orbital location, and the transponders meet specific performance specifications and are made available for our use. The present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, is expected to total $77.0 million to $82.0 million. We will record the capital lease obligation and the addition to our Property and Equipment when the satellite is made available for our use which is expected to occur approximately one month after the expected September 2007 launch.

A summary of estimated future minimum lease payments for this lease follows (amounts in thousands):

Years ending December 31:
2006	$	---
2007		2,292
2008		9,168
2009		9,168
2010		9,168
2011 and thereafter		98,556
Total minimum lease payments		$128,352

In exchange for payment of a monthly fee we had the option to terminate the lease of the C-band transponders through June 1, 2007 for additional consideration. We cancelled our termination option effective August 31, 2006 and are no longer obligated to continue paying the monthly fee.

Capital Expenditures

Our expenditures for property and equipment, including construction in progress, totaled $64.4 million and $65.8 million during the nine months ended September 30, 2006 and 2005, respectively. Our capital expenditures requirements in excess of approximately $25.0 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2006 expenditures for property and equipment for our core operations, including construction in progress, to total $80.0 million to $90.0 million, depending on available opportunities and the amount of cash flow we generate during 2006.

Share Repurchases

GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class B common stock. Our Board of Directors authorized us and we obtained permission from our lenders for up to $55.0 million of repurchases through September 30, 2006. We are authorized to continue our stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds, in our discretion, to repurchase additional shares. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters. During the nine months ended September 30, 2006 we repurchased 2,463,000 shares of our common stock at a cost of approximately $29.3 million. We expect to continue the repurchases for an indefinite period subject to the availability of free cash flow, availability under our credit facilities, and the price of our Class A and Class B common stock. The repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

Other Expenditures

We agreed to invest approximately $29.5 million in exchange for a majority equity interest in Alaska DigiTel, a small Alaska PCS provider. The existing owners will retain a minority ownership interest and voting control of Alaska DigiTel. The exact percentage and dollar amounts for our interest in Alaska DigiTel will vary in proportion to the amount the existing owners elect to retain, but we expect to own between 75% and 85% after completion of the transaction. The transaction is based on a post closing enterprise valuation of $37.0 million for Alaska DigiTel. We will fund the transaction from cash on hand, by drawing down additional debt, or a combination of the two. In June 2006 we entered into a Reorganization Agreement with the members of Alaska DigiTel and certain other parties setting forth the formal terms and conditions for the investment, the principal terms of which are the same as those in the superseded memorandum of understanding. The Alaska DigiTel Applicants jointly filed applications with the FCC seeking the requisite regulatory consent to the parties’ transaction. Matanuska Telephone Association filed a Petition to Deny the applications with the FCC in February 2006. ACS Wireless, Inc. filed an objection to the applications with the FCC in July 2006. The Alaska DigiTel Applicants are opposing these adverse filings. It is uncertain when the FCC will act upon the contested applications. We are uncertain when this transaction will close.

We have provided a $3.0 million bank depository account as collateral for a term loan from a bank secured by Alaska DigiTel. The amount is classified as Cash and Cash Equivalents on our September 30, 2006 Consolidated Balance Sheet.

On July 31, 2006, through our subsidiary GCC we entered into an agreement to purchase an IRU in the Kodiak-Kenai Cable Company, LLC’s marine-based fiber optic cable system linking Anchorage to Kenai, Homer, Kodiak and Seward, Alaska. The new system is under construction and we anticipate it will be placed into service in the first quarter of 2007. We have committed to purchase a minimum of $8.0 million to $8.5 million in IRU capacity in three installments through 2011.

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

We believe, but can provide no assurances, that we will be able to meet our current and long-term liquidity and capital requirements and fixed charges through our cash flows from operating activities, existing cash, cash equivalents, short-term investments, credit facilities, and other external financing and equity sources.  Should cash flows be insufficient to support additional borrowings and principal payments scheduled under our existing credit facilities, capital expenditures will likely be reduced.

Schedule of Certain Known Contractual Obligations

The following table details future projected payments associated with certain known contractual obligations as of December 31, 2005, the date of our most recent fiscal year-end balance sheet. Our schedule of certain known contractual obligations has been updated to reflect our transponder capacity capital lease obligation discussed above, assuming such lease payments commence in September 2007.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(Amounts in thousands)
Long-term debt	$479,550	1,725	3,425	3,200	471,200
Interest on long-term debt	265,599	33,714	68,170	67,695	96,020
Capital lease obligations, including interest	129,830	252	11,976	18,852	98,750
Operating lease commitments	79,532	19,359	24,254	15,875	20,044
Purchase obligations	26,322	15,753	10,569	---	---
Other	29,500	29,500	---	---	---
Total contractual obligations	$1,010,333	100,303	118,394	105,622	686,014

For long-term debt included in the above table, we have included principal payments on our Senior Credit Facility and on our Senior Notes. Interest on amounts outstanding under our Senior Credit Facility is based on variable rates. We used the current rate paid on the Senior Credit Facility to estimate our future interest payments. Our Senior Notes require semi-annual interest payments of $11.6 million through February 2014. For a discussion of our Senior Notes and Senior Credit Facility see note 7 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2005 annual report on Form 10-K.

For a discussion of our capital and operating leases, see note 16 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2005 annual report on Form 10-K and note 6 in the accompanying “Notes to Interim Condensed Consolidated Financial Statements.”

Purchase obligations include a remaining commitment to purchase a certain number of outdoor, network powered multi-media adapters, indoor multi-media adapters, cable modems, and cable modem termination systems of $6.9 million and a remaining $10.8 million commitment for our Alaska Airlines agreement as further described in note 16 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2005 annual report on Form 10-K. The contracts associated with these commitments are non-cancelable. Purchase obligations also include open purchase orders for goods and services for capital projects and normal operations totaling $8.6 million which are not included in our Consolidated Balance Sheets at December 31, 2005, because the goods had not been received or the services had not been performed at December 31, 2005. The open purchase orders are cancelable.

Other consists of our commitment to acquire a substantial equity interest in Alaska DigiTel for approximately $29.5 million as further described above.

New Accounting Standards

In June 2006, the FASB issued EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” which includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF No. 06-03 states that the presentation of taxes within its scope on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed in a company’s financial statements. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. We will begin application of EITF No. 06-03 on January 1, 2007 and do not expect it to have a material effect on the components of our statements of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will begin application of FIN 48 on January 1, 2007 and do not expect it to have a material effect on our results of operations, financial position, and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurement; it does not require new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will begin application of SFAS No. 157 on January 1, 2008 and do not expect it to have a material effect on our results of operations, financial position, and cash flows.

In September 2006, the SEC issued SAB 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We will implement the guidance in the fourth quarter of 2006. We are evaluating the impact, if any, that SAB No. 108 will have on our consolidated financial statements.

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

Those policies considered to be critical accounting policies for the nine months ended September 30, 2006 are described below.

•

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We also maintain an allowance for doubtful accounts based on our assessment of the likelihood that our customers will satisfactorily comply with rules necessary to obtain supplemental funding from the Universal Service Administrative Company (“USAC”) for services provided by us under our packaged communications offerings to rural hospitals, health clinics and school districts. We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, regulatory requirements, and our customers’ compliance with USAC rules. If the financial condition of our customers were to deteriorate or if they are unable to emerge from reorganization proceedings, resulting in an impairment of their ability to make payments, additional allowances may be required. If their financial condition improves or they emerge successfully from reorganization proceedings, allowances may be reduced. Such allowance changes could have a material effect on our consolidated financial condition and results of operations.

49

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

•

Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” We have recorded deferred tax assets of approximately $58.7 million associated with income tax net operating losses that were generated from 1996 to 2006, and that expire from 2011 to 2026. Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of approximately $2.6 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. In conjunction with certain 1996 acquisitions, we determined that approximately $20.0 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses. Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. We have not recorded a valuation allowance on the deferred tax assets as of September 30, 2006 based on management’s belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, share-based payments, and financial instruments require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. No specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, although outcomes cannot be predicted with confidence. A complete discussion of our significant accounting policies can be found in note 1 in “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2005 annual report on Form 10-K.

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

No assurance can be given that oil companies doing business in Alaska will be successful in discovering new fields or further developing existing fields which are economic to develop and produce oil with access to the pipeline or other means of transport to market. We are not able to predict the effect of changes in the price and production volumes of North Slope oil on Alaska’s economy or on us.

PART I.

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We do not hold derivatives for trading purposes.

Our Senior Credit Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at LIBOR plus 1.50% or less depending upon our Total Leverage Ratio (as defined). Should the LIBOR rate change, our interest expense will increase or decrease accordingly. As of September 30, 2006, we have borrowed $158.0 million subject to interest rate risk. On this amount, each 1% increase in the LIBOR interest rate would result in $1,580,000 of additional gross interest cost on an annualized basis.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.
ITEM 1.

LEGAL PROCEEDINGS

Information regarding material pending legal proceedings to which we are a party is included in note 6 to the accompanying “Notes to Interim Condensed Consolidated Financial Statements” in Part I, Item 1 of this report, and is incorporated herein by reference.

PART II.
ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	The following table provides information about repurchases of shares of our Class A and Class B common stock during the quarter ended September 30, 2006:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2006 to July 31, 2006	316,300 (3)	$12.04	4,161,035	$10,191,000
August 1, 2006 to August 31, 2006	7,450 (4)	$12.39	4,168,485	$10,099,000
September 1, 2006 to September 30, 2006	281,712 (3)	$12.58	4,450,197	$6,555,000
Total	605,462

(1)

The repurchase plan was publicly announced on November 3, 2004. Our plan does not have an expiration date, however transactions pursuant to the plan are subject to periodic approval by our Board of Directors. We expect to continue the repurchases indefinitely subject to the availability of free cash flow, availability under our credit facilities, and the price of our Class A and Class B common stock.

(2)

The total amount approved for repurchase was $55.0 million through September 30, 2006 consisting of $30.0 million through December 31, 2005 and $25.0 million through September 30, 2006. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to Board of Directors approval.

(3)	Open-market purchases and private party transactions made under our publicly announced repurchase plan.

(4)	Private party transactions made under our publicly announced repurchase plan.

PART II.

ITEM 6.

EXHIBITS

Exhibit No.	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer, Secretary and Treasurer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer, Secretary and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	November 13, 2006
Ronald A. Duncan	(Principal Executive Officer)

/s/ John M. Lowber	Senior Vice President, Chief Financial	November 13, 2006
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Alfred J. Walker	Vice President, Chief Accounting	November 13, 2006
Alfred J. Walker	Officer (Principal Accounting Officer)

