Form 10-Q/A
period 2006-09-30
GENERAL COMMUNICATION INC
filed 2006-12-04
CIK 808461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment #1)

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

1

Explanatory Notes

This report was initially filed on November 14, 2006 before our independent registered public accounting firm was able to complete its review of our interim financial statements for the quarterly period ended September 30, 2006. The changes included in this Form 10-Q/A are to eliminate references to the lack of independent registered public accounting firm review from the Explanatory Note and the certifications pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002, to reflect the immaterial error corrections of share based compensation expense for the nine-month period ended September 30, 2006, and restricted cash as of September 30, 2006 as described in note 1(l) to the accompanying “Notes to Interim Condensed Consolidated Financial Statements” in Part I, Item 1 of this report, to update certain disclosures contained in note 6 in the accompanying “Notes to Interim Condensed Consolidated Financial Statements” in Part I, Item 1 of this report and contained in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this report, and to update Controls and Procedures contained in the accompanying Part I, Item 4 of this report.

We previously disclosed in a Form 8-K filed with the Securities and Exchange Commission on November 14, 2006 that we expected to file an amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 to restate our 2005 quarterly unaudited interim consolidated financial statements contained therein. The restatement is described further in note 7 to the accompanying “Notes to Interim Condensed Consolidated Financial Statements” in Part I, Item 1 of this report. We no longer expect to file that amended Form 10-Q and will instead restate 2005 quarterly unaudited interim information contained in our 2006 Form 10-K.

1a

GENERAL COMMUNICATION, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2006
	(unaudited) and December 31, 2005	4

	Consolidated Statements of Operations for the three and nine months
	ended September 30, 2006 (unaudited) and 2005 (unaudited, as restated)	6

	Consolidated Statements of Stockholders’ Equity for the nine months
	ended September 30, 2006 (unaudited) and 2005 (unaudited)	7

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2006 (unaudited) and 2005 (unaudited)	9

	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	54

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 6.	Exhibits	57

Other items are omitted, as they are not applicable.

SIGNATURES		58

2

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” or “continue” or the negative of those words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating those statements, you should specifically consider various factors, including those identified under “Risk Factors” in our December 31, 2005 annual report on Form 10-K (as described further in note 1(a) in the accompanying “Notes to Interim Condensed Consolidated Financial Statements,” these audited consolidated financial statements will be restated in connection with the Form 10-K/A to be filed subsequent to the filing of this Form 10-Q/A), and elsewhere in this Quarterly Report. Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	(Unaudited)
	September 30,	December 31,
ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$33,864	44,362
Restricted cash	3,000	---

Receivables	89,463	78,279
Less allowance for doubtful receivables	5,070	5,317
Net receivables	84,393	72,962

Deferred income taxes, net	19,205	19,596
Prepaid expenses	4,831	8,347
Notes receivable from related parties	2,729	922
Inventories	2,693	1,556
Property held for sale	2,315	2,312
Other current assets	4,815	2,572
Total current assets	157,845	152,629

Property and equipment in service, net of depreciation	432,752	453,008
Construction in progress	36,710	8,337
Net property and equipment	469,462	461,345

Cable certificates	191,565	191,565
Goodwill	42,181	42,181
Other intangible assets, net of amortization	7,672	6,201
Deferred loan and senior notes costs, net of amortization of $2,204 and $1,451 at September 30, 2006 and December 31, 2005, respectively	7,258	8,011
Notes receivable from related parties	85	2,544
Other assets	6,926	9,299
Total other assets	255,687	259,801
Total assets	$882,994	873,775

See accompanying notes to interim condensed consolidated financial statements.

4	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(Amounts in thousands)	(Unaudited)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2006	2005

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$1,901	1,769
Accounts payable	29,684	23,217
Deferred revenue	15,657	16,439
Accrued payroll and payroll related obligations	12,468	17,925
Accrued liabilities	7,863	6,814
Accrued interest	2,907	9,588
Subscriber deposits	454	361
Total current liabilities	70,934	76,113

Long-term debt	473,048	474,115
Obligations under capital leases, excluding current maturities	2,215	—
Obligation under capital lease due to related party, excluding current maturity	580	628
Deferred income taxes, net of deferred income tax benefit	82,295	69,753
Other liabilities	12,313	9,546
Total liabilities	641,385	630,155

Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 50,179 and 51,200 shares at September 30, 2006 and December 31, 2005, respectively	160,080	178,351
Class B. Authorized 10,000 shares; issued 3,380 and 3,843 shares at September 30, 2006 and December 31, 2005, respectively; convertible on a share-per-share basis into Class A common stock	2,855	3,247
Less cost of 290 and 291 Class A and Class B common shares held in treasury at September 30, 2006 and December 31, 2005, respectively	(1,724)	(1,730)
Paid-in capital	18,816	16,425
Notes receivable with related parties issued upon stock option exercise	(1,296)	(1,722)
Retained earnings	62,878	49,049
Total stockholders’ equity	241,609	243,620
Commitments and contingencies
Total liabilities and stockholders’ equity	$882,994	873,775

See accompanying notes to interim condensed consolidated financial statements.

5	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2006	2005	2006	(As restated) 2005
Revenues	$125,821	113,761	356,863	330,936

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	41,283	36,345	116,065	107,590
Selling, general and administrative expenses	41,722	38,620	123,144	113,819
Restructuring charge	---	1,894	---	1,894
Bad debt expense (recovery)	767	31	2,606	(128)
Depreciation and amortization expense	20,390	18,510	60,723	54,562
Operating income	21,659	18,361	54,325	53,199

Other income (expense):
Interest expense	(8,995)	(9,013)	(26,245)	(25,748)
Loss on termination of capital lease	---	(2,797)	---	(2,797)
Amortization and write-off of loan and senior note fees	(251)	(2,224)	(753)	(3,155)
Interest income	759	266	1,398	557
Other	181	---	350	---
Other expense, net	(8,306)	(13,768)	(25,250)	(31,143)

Net income before income tax expense and cumulative effect of a change in accounting principle	13,353	4,593	29,075	22,056

Income tax expense	6,282	2,308	13,348	9,824

Net income before cumulative effect of a change in accounting principle	7,071	2,285	15,727	12,232

Cumulative effect of a change in accounting principle, net of income tax expense of $44	---	---	64	---

Net income	7,071	2,285	15,791	12,232

Excess of the price paid to redeem Series B redeemable preferred stock over the carrying amount of the preferred stock	---	---	---	2,358
Preferred stock dividends	---	---	---	148

Net income available to common shareholders	$7,071	2,285	15,791	9,726

Basic net income available to common shareholders per common share:
Net income available to common shareholders before cumulative effect of a change in accounting principle	$0.13	0.04	0.29	0.18
Cumulative effect of a change in accounting principle	---	---	---	---
Net income available to common shareholders	$0.13	0.04	0.29	0.18

Diluted net income available to common shareholders per common share:
Net income available to common shareholders before cumulative effect of a change in accounting principle	$0.13	0.04	0.28	0.17
Cumulative effect of a change in accounting principle	---	---	---	---
Net income available to common shareholders	$0.13	0.04	0.28	0.17

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

(Continued)

(Amounts in thousands)	Class A Common Stock	Class B Common Stock	Class A Shares Held in Treasury	Paid-in Capital	Notes Receivable with Related Parties	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2005	$178,351	3,247	(1,730)	16,425	(1,722)	49,049	243,620
Net income	---	---	---	---	---	15,791	15,791
Cumulative effect adjustment upon implementation of Statement of Financial Accounting Standard No. 123(R)	---	---	---	(191)	---	---	(191)
Common stock repurchases	---	---	(2)	---	---	(29,315)	(29,317)
Common stock retirements	(26,984)	(369)	---	---	---	27,353	---
Shares issued under stock option plan	8,472	---	---	---	---	---	8,472
Class B shares converted to Class A	23	(23)	---	---	---	---	---
Issuance of stock granted under the Director Compensation Plan	218	---	---	---	---	---	218
Payments received on notes receivable issued to related parties upon stock option exercise	---	---	---	---	443	---	443
Stock based compensation expense	---	---	---	2,582	---	---	2,582
Issuance of stock awards	---	---	8	---	---	---	8
Other	---	---	---	---	(17)	---	(17)
Balances at September 30, 2006	$160,080	2,855	(1,724)	18,816	(1,296)	62,878	241,609

See accompanying notes to interim condensed consolidated financial statements.

8

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

(Amounts in thousands)	2006	2005
Cash flows from operating activities:
Net income	$15,791	12,232
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization expense	60,723	54,562
Deferred income tax expense	12,864	9,824
Share-based compensation expense	4,408	151
Cumulative effect of a change in accounting principle, net	(64)	---
Amortization and write-off of loan and senior note fees	753	3,155
Deferred compensation	357	640
Bad debt expense (recovery)	(199)	1,000
Loss on disposal of property and equipment	31	178
Loss on termination of capital lease	---	2,797
Other noncash income and expense items	926	879
Change in operating assets and liabilities	(15,001)	(18,691)
Net cash provided by operating activities	80,589	66,727

Cash flows from investing activities:
Purchases of property and equipment	(64,352)	(65,838)
Restricted cash	(3,000)	---
Purchases of other assets and intangible assets	(2,621)	(2,470)
Notes receivable payments from related parties	649	---
Other	(6)	(230)
Proceeds from sales of assets	---	1,995
Net cash used in investing activities	(69,330)	(66,543)

Cash flows from financing activities:
Purchase of treasury stock to be retired	(29,315)	(10,484)
Proceeds from common stock issuance	8,472	2,876
Repayment of Senior Credit Facility	(1,325)	(400)
Payments received on notes receivable from related parties issued upon stock option exercise	443	---
Repayments of capital lease obligations	(30)	---
Purchase of treasury stock to be held for general corporate purposes	(2)	(34)
Redemption of Series B redeemable preferred stock	---	(6,607)
Payment of preferred stock dividends	---	(237)
Borrowing on Senior Credit Facility	---	38,832
Repayment of capital lease obligations	---	(38,981)
Payment upon early termination of capital lease	---	(2,797)
Payment of debt issuance costs	---	(1,085)
Net cash used in financing activities	(21,757)	(18,917)
Net decrease in cash and cash equivalents	(10,498)	(18,733)
Cash and cash equivalents at beginning of period	44,362	31,452

Cash and cash equivalents at end of period	$33,864	12,719

See accompanying notes to interim condensed consolidated financial statements.

9

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

The accompanying unaudited interim condensed consolidated financial statements include the accounts of General Communication, Inc. (“GCI”) and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005, filed as part of our annual report on Form 10-K (as described further in note 1(a) below, these audited consolidated financial statements will be restated in connection with the Form 10-K/A to be filed subsequent to the filing of this Form 10-Q/A). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

(l)	Business and Summary of Significant Accounting Principles

In the following discussion, GCI and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

(a)	Restatement

The Consolidated Statement of Operations for the nine months ended September 30, 2005 reflects restated balances as a result of the adjustments described in note 7. Accordingly, those financial statements should no longer be relied upon. Our amended Form 10-K/A for the year ended December 31, 2005 will be filed subsequent to the filing of this Form 10-Q/A.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30,
	2006			2005 (as restated)
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Basic EPS:
Net income before cumulative effect of a change in accounting principle, net of income tax expense of $44	$ 15,727	54,030	$ 0.29	$ 12,232	54,765	$ 0.18
Cumulative effect of a change in accounting principle, net of income tax expense of $44	64	54,030	0.00	---	54,765	0.00
Net income	15,791	54,030	0.29	12,232	54,765	0.18
Less excess of the price paid to redeem Series B redeemable preferred stock over the carrying amount of the preferred stock	---			2,358
Less Series B preferred stock dividends	---			148
Net income available to common shareholders	$ 15,791	54,030	$ 0.29	$ 9,726	54,765	$ 0.18
Effect of Dilutive Securities:
Unexercised stock options		1,518			1,190
Diluted EPS:
Net income before cumulative effect of a change in accounting principle, net of income tax expense of $44	$ 15,727	55,548	$ 0.28	$ 12,232	55,955	$ 0.17
Cumulative effect of a change in accounting principle, net of income tax expense of $44	64	55,548	0.00	---	55,955	0.00
Net income	15,791	55,548	0.28	12,232	55,955	0.17
Less excess of the price paid to redeem Series B redeemable preferred stock over the carrying amount of the preferred stock	---			2,358
Less Series B preferred stock dividends	---			148
Net income available to common shareholders	$ 15,791	55,548	$ 0.28	$ 9,726	55,955	$ 0.17

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

Our Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class B common stock. Our Board of Directors authorized us and we obtained permission from our lenders for up to $55.0 million of repurchases through September 30, 2006. We are authorized to continue our stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares as described further in note 4. During the nine months ended September 30, 2006 and 2005 we repurchased 2,463,000 and 1,175,000 shares of our Class A and B common stock at a cost of approximately $29.3 million and $10.7 million, respectively. The cost of the repurchased common stock is included in Retained Earnings on our Consolidated Balance Sheets.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” and related interpretations, to account for share-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and revises guidance in SFAS 123, “Accounting for Stock-Based Compensation.” Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 1986 Stock Option Plan (“Stock Option Plan”) that were outstanding as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. We have recorded $2,582,000 of share-based compensation expense for our equity-based awards, net of estimated forfeitures, during the nine months ended September 30, 2006 as a result of our adoption of SFAS 123(R). See note 4 for information on the assumptions we used to calculate the fair value of share-based compensation.

Prior to January 1, 2006, we accounted for all awards under our Stock Option Plan in accordance with APB No. 25 and related interpretations. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the market value of our common stock on the grant date. Prior to our adoption of SFAS 123(R), as required under the disclosure provisions of SFAS 123, as amended, we provided pro forma net income and income per common share for each period as if we had applied the fair value method to measure share-based compensation expense.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

The table below shows the effect of adopting SFAS No. 123(R) on selected items and what those items would have been under previous guidance under APB No. 25 and SFAS No. 123 for the nine months ended September 30, 2006 (amounts in thousands, except per share amounts):

	As Reported	Under APB No. 25	Under SFAS 123
Operating income	$54,325	56,772	54,325
Net income before income taxes and cumulative effect of a change in accounting principle	29,075	31,522	29,075
Cumulative effect of a change in accounting principle, net of income tax expense of $44	64	---	---
Net income available to common stockholders	15,791	17,168	15,727
Cash flow from operating activities [1]	80,589	80,589	80,589
Cash flow from financing activities [1]	(21,757)	(21,757)	(21,757)

Basic net income per common share:
Net income before cumulative effect of a change in accounting principle	$0.29	0.32	0.29
Cumulative effect of a change in accounting principle	---	---	---
Net income	$0.29	0.32	0.29

Diluted net income per common share:
Net income before cumulative effect of a change in accounting principle	$0.28	0.31	0.28
Cumulative effect of a change in accounting principle	---	---	---
Net income	$0.28	0.31	0.28

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

The table below summarizes the impact on our results of operations for the nine months ended September 30, 2006 of outstanding stock options recognized under the provisions of SFAS 123(R) (amounts in thousands, except per share amounts):

2006
Share-based employee compensation expense	$2,582
Income tax benefit	1,062
Net decrease in income	$1,520

Decrease in EPS:
Basic	$0.03

Diluted	$0.03

The following illustrates the effect on net income and EPS for the three and nine months ended September 30, 2005 as if we had applied the fair value method to measure share-based compensation, as required under the disclosure provisions of SFAS No. 123 (amounts in thousands, except per share amounts):

15	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

	Three Months	(As restated) Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income available to common shareholders, as reported	$2,285	9,726
Total share-based employee compensation expense included in reported net income, net of related tax effects	172	245
Less share-based employee compensation expense determined under the SFAS 123 fair value method, net of related tax effects	(390)	(1,327)
Pro forma net income available to common shareholders	$2,067	8,644

EPS:
Basic – as reported	$0.04	0.18
Diluted – as reported	$0.04	0.17

Basic – pro forma	$0.04	0.16
Diluted – pro forma	$0.04	0.15

During the nine months ended September 30, 2006 we have recorded $1,818,000, including $1,141,000 to correct an immaterial error further described in note 1 (l), of share-based compensation expense for our liability-based award to recognize the cost of options granted pursuant to a lease agreement with a related party. These options are measured at fair value with changes in fair value included in Selling, General and Administrative Expenses in our Consolidated Statements of Operations for the nine months ended September 30, 2006.

(h)	Exchanges of Nonmonetary Assets

The cost of a nonmonetary asset or service acquired in exchange for another nonmonetary asset or service is based upon the fair value of the asset surrendered to obtain it unless the fair value is not determinable, the transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange, or the exchange lacks commercial substance. If the exceptions apply we value the transaction using the recorded amount (after reduction, if appropriate, for an indicated impairment of value) of the nonmonetary asset or service relinquished. A gain or loss may be recognized on the exchange.

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

(l)	Reclassifications and Immaterial Error Corrections

Reclassifications have been made to the 2005 financial statements to make them comparable with the 2006 presentation.

In the quarter ended September 30, 2006 we corrected an immaterial error related to the accounting for a non-employee share-based compensation award. During 2001 we issued a stock option award in association with a lease agreement. The lease agreement was later amended in 2002 to provide a cash settlement feature and we erroneously did not record this award at its fair value at each reporting period following such amendment. Upon implementation of SFAS 123(R) on January 1, 2006, we inappropriately recorded the $1,141,000 fair value of this award as a cumulative effect of a change in accounting principle. During the nine-month period ended September 30, 2006 we have reclassified this $1,141,000 expense from cumulative effect of a change in accounting principle to selling, general and administrative expenses. The

17	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

reclassification increased selling, general and administrative expenses for the three months ended March 31, 2006 from $39,614,000 to $40,755,000 and for the cumulative six months ended June 30, 2006 from $80,281,000 to $81,422,000. We have also reclassified the related $469,000 income tax benefit from cumulative effect of a change in accounting principle to income tax expense. The reclassification decreased income tax expense for the three months ended March 31, 2006 from $3,679,000 to $3,210,000 and for the cumulative six months ended June 30, 2006 from $7,535,000 to $7,066,000. As a result of these reclassifications the cumulative effect of a change in accounting principle for the three months ended March 31, 2006 and the cumulative six months ended June 30, 2006 changed from $(608,000) to $64,000, respectively.

Additionally, during the quarter ended September 30, 2006 we reclassified a $3,000,000 bank depository account pledged in March 2006 as collateral for a term loan from Cash and Cash Equivalents to Restricted Cash. The reclassification decreased Cash and Cash Equivalents at March 31, 2006 from $43,031,000 to $40,031,000 and at June 30, 2006 from $45,686,000 to $42,686,000. The reclassification increased cash used in investing activities for the three months ended March 31, 2006 from $14,970,000 to $17,970,000 and for the cumulative six months ended June 30, 2006 from $37,709,000 to $40,709,000.

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

In November 2006, we decided to close an operating subsidiary and in connection with the closure we began to evaluate whether software for a Managed Broadband services segment product offering with a net book value of $789,000 at September 30, 2006 will continue to be marketed and supported in the future. We currently have one customer using the software. The alternatives at this time are to continue software development, to seek a buyer for the software, or to abandon the current software upon the purchase of another software package if one is found to be more cost-effective. Depending on which decision is made, an impairment in the value of the software resulting in a write-down to net realizable value may be necessary. We expect to complete our evaluation in January 2007 at which time we will be better able to determine if an impairment in value exists, and if so, the amount of the net realizable value. There have been no other events or circumstances that indicate the recoverability of the carrying amounts of indefinite-lived and definite-lived intangible assets has changed as of September 30, 2006. The remaining useful lives of our cable certificates and goodwill were evaluated as of September 30, 2006 and events and circumstances continue to support an indefinite useful life. We reviewed the useful lives assigned to our definite-lived intangible assets and believe the lives continue to be appropriate as of September 30, 2006.

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

Our Stock Option Plan, as amended, provides for the grant of options for a maximum of 13.2 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an option expires or terminates, the shares subject to the option will be available for further grants of options under the Stock Option Plan. Substantially all stock options granted vest in equal installments over a period of five years, and expire ten years from the date of grant. New shares are issued when stock option agreements are exercised, unless the stock option agreements are settled in cash. We are under no obligation to settle stock option agreements in cash. Our share repurchase program as described in note 11 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2005 annual report on Form 10-K (as described further in note 1(a) above, these audited consolidated financial statements will be restated in connection with the Form 10-K/A to be filed subsequent to the filing of this Form 10-Q/A) may include the purchase of shares issued pursuant to stock option agreement exercise transactions. We discontinued offering a cash-settlement exercise option to employees on October 23, 2006 and do not intend to cash-settle option exercises in the future.

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

We estimated the expected volatility of our common stock at the grant date using the historical volatility of our common stock over the most recent period equal to the expected stock option term and evaluated the extent to which available information indicated that future volatility may differ from historical volatility. Beginning January 1, 2006, we calculated historical volatility using the closing price of our common stock whereas previously we used the average of the day’s high and low prices of our common stock.

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

The following table shows our assumptions used to compute the share-based compensation expense and pro forma information in note 1(g) for stock options granted during the nine months ended September 30, 2006 and 2005:

	2006	2005
Expected term (years)	4.6 – 8.0	4.5 – 5.2
Volatility	43.3% – 61.4%	43.5% – 45.5%
Risk-free interest rate	4.6% – 5.1%	3.7% – 4.2%

SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact of adopting SFAS No. 123(R), attributed to accruing for expected forfeitures on outstanding share-based awards, totaled $108,000, which was reduced by income tax expense of $44,000 and is reported as cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2006.

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

The total intrinsic values, determined as of the date of exercise, of options exercised in the nine months ended September 30, 2006 and 2005 were $6.4 million and $2.0 million, respectively. We received $8.5 million and $2.9 million in cash from stock option exercises in the nine months ended September 30, 2006 and 2005, respectively. We used cash of $5.5 million and $0 to settle stock option agreements in the nine months ended September 30, 2006 and 2005, respectively.

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

We evaluate performance and allocate resources based on earnings from operations before depreciation and amortization expense, net interest expense and income tax expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2005 annual report on Form 10-K (as described further in note 1(a) above, these audited consolidated financial statements will be restated in connection with the Form 10-K/A to be filed subsequent to the filing of this Form 10-Q/A). Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Summarized financial information for our reportable segments for the three and nine months ended September 30, 2006 and 2005 follows (amounts in thousands):

Three months ended September 30,		Consumer	Network Access	Commer-cial	Managed Broadband	Total Reportable Segments
2006
Revenues:
Intersegment	$	---	---	1,257	---	1,257
External		45,243	45,639	28,511	6,428	125,821
Total revenues		$45,243	45,639	29,768	6,428	127,078
Earnings from operations before depreciation, amortization, net interest expense and income taxes		$8,170	26,343	5,070	2,647	42,230

2005
Revenues:
Intersegment		$15	1,667	6,231	19	7,932
External		40,442	40,024	27,048	6,247	113,761
Total revenues		$40,457	41,691	33,279	6,266	121,693
Earnings from operations before depreciation, amortization, net interest expense and income taxes		$5,815	23,162	7,185	709	36,871

Nine months ended September 30,		Consumer	Network Access	Commer-cial	Managed Broadband	Total Reportable Segments
2006
Revenues:
Intersegment	$	---	---	3,981	---	3,981
External		132,129	124,839	80,652	19,243	356,863
Total revenues		$132,129	124,839	84,633	19,243	360,844
Earnings from operations before depreciation, amortization, net interest expense and income taxes		$23,747	68,569	16,654	6,428	115,398

2005
Revenues:
Intersegment		$44	5,107	18,220	58	23,429
External		120,984	111,074	78,813	20,065	330,936
Total revenues		$121,028	116,181	97,033	20,123	354,365
Earnings from operations before depreciation, amortization, net interest expense and income taxes		$20,995	62,012	19,910	4,844	107,761

25	(Continued)

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

A reconciliation of reportable segment earnings from operations before depreciation and amortization expense, net interest expense and income taxes to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Reportable segment earnings from operations before depreciation and amortization expense, net interest expense and income taxes	$42,230	36,871	115,398	107,761
Less depreciation and amortization expense	20,390	18,510	60,723	54,562
Less other income	181	---	350	---
Consolidated operating income	21,659	18,361	54,325	53,199
Less other expense, net	8,306	13,768	25,250	31,143
Consolidated net income before income taxes and cumulative effect of a change in accounting principle	$13,353	4,593	29,075	22,056

(6)	Commitments and Contingencies

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

Telecommunication Services Agreement and Capacity Leases

We leased a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provided management and maintenance services for this capacity to a significant customer. The lessee signed a contract with a competitor in March 2005, started the transition of its circuits from our fiber optic cable system to our competitor’s microwave system in June 2006, and expects to complete the transition during the first quarter of 2007. In November 2006, we signed an agreement with our competitor to lease capacity on our fiber optic cable system and provide certain other services in association with their contract. We expect this transition to result in a $9.5 million annual decrease in the data component of Commercial Services segment revenue when it is completed with a decrease of approximately one-half the annual decrease in the year ended December 31, 2006 depending upon the pace of the transition.

The following summary of minimum future service revenues reflects the termination of our contract and includes the expected revenue from the new agreement we expect to sign with our competitor in addition to our other operating lease agreements included in the summary in note 16 included in Part II of our December 31, 2005 annual report on Form 10-K (as described further in note 1(a) above, these audited consolidated financial statements will be restated in connection with the Form 10-K/A to be filed subsequent to the filing of this Form 10-Q/A) (amounts in thousands):

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

We received a decision from the U.S. district court on November 21, 2006. The court affirmed the RCA's decision in all respects, thus denying both our appeal on the final rate calculation and ACS' cross-appeal on the interim rate calculation. We now have until December 21, 2006 to decide whether to file an appeal of the district court’s decision with the Ninth Circuit Court of Appeals.

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

We have provided a $3.0 million bank depository account as collateral for a term loan from a bank secured by Alaska DigiTel. The amount is classified as Restricted Cash on our September 30, 2006 Consolidated Balance Sheet.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

(7)	Restatement of Consolidated Financial Statements

The Audit Committee of GCI’s Board of Directors and GCI management concluded that previously reported audited financial statements for the year ended December 31, 2005 would need to be restated. The restatement is necessary because an error was made regarding the interpretation and application of generally accepted accounting principles as they relate to a May 25, 2005 transaction in which we repurchased from Toronto Dominion Securities (“TD”) the remaining 4,314 shares of our Series B preferred stock owned by TD for a total purchase price of $6,607,027 (which transaction was reported in a Form 8-K filing made by us on May 26, 2005).

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

Restatement of Consolidated Financial Statements

The Audit Committee of GCI’s Board of Directors and GCI management concluded that previously reported audited financial statements for the year ended December 31, 2005 would need to be restated. The restatement is necessary because an error was made regarding the interpretation and application of generally accepted accounting principles as they relate to a May 25, 2005 transaction in which we repurchased from TD the remaining 4,314 shares of our Series B preferred stock owned by TD for a total purchase price of $6,607,027 (which transaction was reported in a Form 8-K filing made by us on May 26, 2005).

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

The prior period consolidated financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described above. We will file an amendment to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 subsequent to the filing of this Form 10-Q/A. As a result of the restatement, the financial statements contained in our prior filings with the SEC, including our Form 10-K for the period ending December 31, 2005, and Forms 10-Q for the periods ending June 30, 2005 and September 30, 2005, should no longer be relied upon.

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

On May 2, 2005, we tendered an interconnection request to the City of Ketchikan d/b/a KPU, which had been authorized by the RCA to provide video programming services through its KPU CommVision division on April 26, 2005. Under the terms of Section 251(f)(1)(C) of the Telecommunications Act of 1996 (“Act”), KPU’s current rural exemption from negotiation will be forfeited if, and when, KPU commences offering video programming. On June 3, 2005, we entered into a stipulation with KPU recognizing that KPU will forfeit its rural exemption and that negotiations for interconnection would commence when KPU commences offering video programming. Negotiations began in December 2005 and culminated in a contract in June 2006. The Ketchikan City Council approved the contract in June 2006 and the contract was submitted to the RCA for final approval on August 21, 2006. We received an order from the RCA on November 14, 2006 approving the interconnection agreement.

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

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage Change [1]			Percentage Change [1]
	Three Months Ended		2006	Nine Months Ended		2006
	September 30,		vs.	September 30,		vs.
(Unaudited)	2006	2005	2005	2006	2005	2005
Statements of Operations Data:
Revenues:
Consumer services segment	36.0%	35.5%	11.9%	37.0%	36.5%	9.2%
Network Access services segment	36.3%	35.2%	14.0%	35.0%	33.6%	12.4%
Commercial services segment	22.6%	23.8%	5.4%	22.6%	23.8%	2.3%
Managed Broadband services segment	5.1%	5.5%	2.9%	5.4%	6.1%	(4.1%)
Total revenues	100.0%	100.0%	10.6%	100.0%	100.0%	7.8%
Selling, general and administrative expenses	33.2%	34.0%	8.0%	34.5%	34.4%	8.2%
Bad debt expense (recovery)	0.6%	0.0%	2,374.2%	0.7%	(0.0%)	2,135.9%
Restructuring charge	0.0%	1.7%	NM	0.0%	0.6%	NM
Depreciation and amortization expense	16.2%	16.3%	10.2%	17.0%	16.5%	11.3%
Operating income	17.2%	16.1%	18.0%	15.2%	16.1%	2.1%
Other expense, net	6.6%	12.1%	(39.7%)	7.1%	9.4%	(18.9%)
Net income before income taxes and cumulative effect of a change in accounting principle	10.6%	4.0%	190.7%	8.1%	6.7%	31.8%
Net income before cumulative effect of a change in accounting principle	5.6%	2.0%	209.5%	4.4%	3.7%	28.6%
Net income	5.6%	2.0%	209.5%	4.4%	3.7%	29.1%

________________________________

[1]	Percentage change in underlying data.

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

We leased a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provided management and maintenance services for this capacity to a significant customer. The lessee signed a contract with a competitor in March 2005, started the transition of their circuits from our fiber optic cable system to our competitor’s microwave system in June 2006, and expects to complete the transition during the first quarter of 2007. In November 2006, we signed an agreement with our competitor to lease capacity on our fiber optic cable system and provide certain other services in association with their contract. We expect this transition to result in a $9.5 million annual decrease in the data component of

Commercial Services segment revenue when it is completed with a decrease of approximately one-half the annual decrease in the year ended December 31, 2006 depending upon the pace of the transition.

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

In November 2006, we decided to close an operating subsidiary and in connection with the closure we began to evaluate whether software for a Managed Broadband services segment product offering with a net book value of $789,000 at September 30, 2006 will continue to be marketed and supported in the future. We currently have one customer using the software. The alternatives at this time are to continue software development, to seek a buyer for the software, or to abandon the current software upon the purchase of another software package if one is found to be more cost-effective. Depending on which decision is made, an impairment in the value of the software resulting in a write-down to net realizable value may be necessary. We expect to complete our evaluation in January 2007 at which time we will be better able to determine if an impairment in value exists, and if so, the amount of the net realizable value.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8.2% to $123.1 million in 2006 primarily due to the following:

•

A $4.0 million increase in our share-based compensation expense due to the recognition of $2.6 million in share-based compensation expense following our adoption of SFAS No. 123(R) on January 1, 2006, a $1.1 million immaterial error correction as described in note 1(l) to the accompanying “Notes to Interim Condensed Consolidated Financial Statements” in Part I, Item 1 of this report, and a $676,000 increase in fair value of our share-based liability award. The $4.4 million in share-based compensation expense was allocated to our reportable segments as follows (amounts in thousands):

	Reportable Segments
	Consumer	Network Access	Commercial	Managed Broadband	Total
Share-based compensation expense	$ 1,490	1,620	969	329	4,408

45

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

As a percentage of total revenues, selling, general and administrative expenses increased to 34.5% in 2006 from 34.4% in 2005, primarily due to an increase in share based compensation expense without a proportional increase in revenues.

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

Income Tax Expense

Income tax expense totaled $13.3 million in 2006 and $9.8 million in 2005. Our effective income tax rate increased from 44.5% in 2005 to 45.9% in 2006 primarily due to adjustments to deferred tax assets in 2006.

Cumulative Effect of a Change in Accounting Principle

On January 1, 2006 we adopted SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact (benefit) of adopting SFAS No. 123(R) attributed to accruing for expected forfeitures on outstanding share-based awards totaled $108,000, which was reduced by income tax expense of $44,000, and is reported as cumulative effect of a change in accounting principle in the accompanying September 30, 2006 Consolidated Statement of Operations.

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

We have provided a $3.0 million bank depository account as collateral for a term loan from a bank secured by Alaska DigiTel. The amount is classified as Restricted Cash on our September 30, 2006 Consolidated Balance Sheet.

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

For long-term debt included in the above table, we have included principal payments on our Senior Credit Facility and on our Senior Notes. Interest on amounts outstanding under our Senior Credit Facility is based on variable rates. We used the current rate paid on the Senior Credit Facility to estimate our future interest payments. Our Senior Notes require semi-annual interest payments of $11.6 million through February 2014. For a discussion of our Senior Notes and Senior Credit Facility see note 7 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2005 annual report on Form 10-K (as described further in note 1(a) in the accompanying “Notes to Interim Condensed Consolidated Financial Statements,” these audited consolidated financial statements will be restated in connection with the Form 10-K/A to be filed subsequent to the filing of this Form 10-Q/A).

For a discussion of our capital and operating leases, see note 16 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2005 annual report on Form 10-K (as described further in note 1(a) in the accompanying “Notes to Interim Condensed Consolidated Financial Statements,” these audited consolidated financial statements will be restated in connection with the Form 10-K/A to be filed subsequent to the filing of this Form 10-Q/A) and note 6 in the accompanying “Notes to Interim Condensed Consolidated Financial Statements.”

Purchase obligations include a remaining commitment to purchase a certain number of outdoor, network powered multi-media adapters, indoor multi-media adapters, cable modems, and cable modem termination systems of $6.9 million and a remaining $10.8 million commitment for our Alaska Airlines agreement as further described in note 16 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2005 annual report on Form 10-K (as described further in note 1(a) in the accompanying “Notes to Interim Condensed Consolidated Financial Statements,” these audited consolidated financial statements will be restated in connection with the Form 10-K/A to be filed subsequent to the filing of this Form 10-Q/A). The contracts associated with these commitments are non-cancelable. Purchase obligations also include open purchase orders for goods and services for capital projects and normal operations totaling $8.6 million which are not included in our Consolidated Balance Sheets at December 31, 2005, because the goods had not been received or the services had not been performed at December 31, 2005. The open purchase orders are cancelable.

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

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, share-based payments, and financial instruments require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. No specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, although outcomes cannot be predicted with confidence. A complete discussion of our significant accounting policies can be found in note 1 in “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2005 annual report on Form 10-K (as described further in note 1(a) in the accompanying “Notes to Interim Condensed Consolidated Financial Statements,” these audited consolidated financial statements will be restated in connection with the Form 10-K/A to be filed subsequent to the filing of this Form 10-Q/A).

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

PART I.

ITEM 4.

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q/A, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Based on that evaluation and as described below under “Changes in Internal Controls” (Item 4(b)), we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). Because of this material weakness, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

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

Subsequent to September 30, 2006 we determined that an additional material weakness existed at December 31, 2005 associated with inadequately designed internal controls in our financial reporting process related to the interpretation and application of generally accepted accounting principles. Specifically, the Company’s policies and procedures did not consistently provide for effective analysis and implementation of accounting pronouncements as applied to non-routine transactions. As a result, there was an error in the Company’s earnings per share calculation at December 31, 2005 with respect to premiums paid on a preferred stock redemption. See Restatement of Consolidated Financial Statements in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this report for more information.

The Company’s management has identified the steps necessary to address this material weakness, including:

•	Ensuring that policies and procedures are adequately designed and implemented to provide for effective analysis and implementation of accounting pronouncements; and
•

Involving internal personnel assisted by external advisors, as deemed necessary, early in the analysis process, particularly in complex or non-routine transactions, to obtain additional guidance as to the application of generally accepted accounting principles to any such proposed transaction.

The Company began to execute the remediation plans identified above in the fourth quarter of 2006, and we believe our controls and procedures will continue to improve as a result of the further implementation of these actions.

We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time.

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

(2)

The total amount approved for repurchase was $55.0 million through September 30, 2006 consisting of $30.0 million through December 31, 2005 and $25.0 million from January 1, 2006 through September 30, 2006. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to Board of Directors approval.

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

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	November 30, 2006
Ronald A. Duncan	(Principal Executive Officer)

/s/ John M. Lowber	Senior Vice President, Chief Financial	November 30, 2006
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Alfred J. Walker	Vice President, Chief Accounting	November 30, 2006
Alfred J. Walker	Officer (Principal Accounting Officer)

