Form 10-K/A
period 2005-12-31
GENERAL COMMUNICATION INC
filed 2006-12-19
CIK 808461

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading on as of the last business day of the second fiscal quarter of June 30, 2005 was approximately $325,515,000.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Exchange Act) have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of February 28, 2006, was:

Class A common stock - 51,255,177, shares; and,

Class B common stock - 3,839,504, shares.

Explanatory Notes

General Communication, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed on March 16, 2006 (“Original Filing”), and was subsequently amended on May 1, 2006 to provide the information required by Part III of Form 10-K (the “Amended Original Filing”).

This Amendment is being filed to reflect the restatement of the Company’s Consolidated Statements of Operations for the year ended December 31, 2005, and the notes related thereto, and to reflect the restatement of its unaudited quarterly results of operations for the three months ended June 30, 2005 included in Fluctuations in Fourth Quarter Results of Operations included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “Restatement”).  As previously disclosed, on November 9, 2006, the Audit Committee of GCI’s Board of Directors and GCI management decided that the Company should restate these financial statements after concluding that the Company’s accounting for a preferred stock repurchase transaction should conform to Emerging Issues Task Force (“EITF”) Abstract, Appendix D, EITF D-42.

For a more detailed description of this Restatement see the section entitled “Restatement of Consolidated Financial Statements” under Item 7 of Part II and Note 18, “Restatement of Consolidated Financial Statements,” to the accompanying consolidated financial statements under Item 8 of Part II contained in this Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the Amended Original Filing in its entirety.  However, this Form 10-K/A only amends and restates Items 6, 7, 8 and 9A of Part II, in each case as a result of, and to reflect, the Restatement.  No other information in the Amended Original Filing is amended hereby, except for certain updated risk factors in Item 1A of Part I.  The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.  In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of the Company’s independent registered public accounting firm and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date.  Other events occurring after the filing of the Original Filing or Amended Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, and/or the Company’s Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, which was filed with the SEC on December 4, 2006, and any reports filed with the SEC subsequent to the date of this filing.

Primary Financial Impact of Restatement

The restatement had the following financial impact on the Company’s consolidated statements of operations for the following periods:

(Amounts in thousands except per share amounts)	(Unaudited) Three Months Ended June 30, 2005	(Unaudited) Six Months Ended June 30, 2005	(Unaudited) Nine Months Ended September 30, 2005	Year Ended December 31, 2005
Net income available to common shareholders, as previously reported	$5,229	9,799	12,084	20,683

Adjustment	(2,358)	(2,358)	(2,358)	(2,358)
Net income available to common shareholders, as restated	$2,871	7,441	9,726	18,325

Net income available to common shareholders per common share:

Basic net income available to common shareholders per common share, as previously reported	$0.10	0.18	0.22	0.38

Adjustment	(0.05)	(0.04)	(0.04)	(0.04)
Basic net income available to common shareholders per common share, as restated	$0.05	0.14	0.18	0.34
Diluted net income available to common shareholders per common share, as previously reported	$0.09	0.18	0.22	0.37

Adjustment	(0.04)	(0.05)	(0.05)	(0.04)
Diluted net income available to common shareholders per common share, as restated	$0.05	0.13	0.17	0.33

GENERAL COMMUNICATION, INC.
2005 ANNUAL REPORT ON FORM 10-K/A
TABLE OF CONTENTS

This Annual Report on Form 10-K/A is for the year ending December 31, 2005.  This Annual Report modifies and supersedes documents filed prior to this Annual Report.  The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents.  Information incorporated by reference is considered to be part of this Annual Report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

Glossary

Access Charges — Fees for accessing the local networks of the LECs in order to originate and terminate long-distance calls and provide the customer connection for Private Line services.

ACS — Alaska Communications Systems Group, Inc., previously ALEC Holdings, Inc. — ACS, one of our competitors, includes acquired properties from Century Telephone Enterprises, Inc. and the Anchorage Telephone Utility (“ATU”).  ATU provided local telephone and long distance services primarily in Anchorage and cellular telephone services in Anchorage and other Alaska markets.

Alaska United or AULP — Alaska United Fiber System Partnership — An Alaska partnership, indirectly wholly owned by the Company.  Alaska United was organized to construct and operate fiber optic cable systems connecting various locations in Alaska and the Lower 49 States and foreign countries through Seattle, Washington.

AT&T — AT&T Inc., formerly AT&T Corp. — A provider of long distance and other services, parent company to AT&T Alascom.

AT&T Alascom, Inc. — Alascom, Inc., or Alascom — A wholly owned subsidiary of AT&T and one of our competitors.

AULP East — An undersea fiber optic cable system connecting Whittier, Valdez and Juneau, Alaska and Seattle, Washington, which was placed into service in February 1999.

AULP West — A new undersea fiber optic cable system connecting Seward, Alaska to Warrenton, Oregon which was placed into service in June 2004.

Basic Service — The basic service tier includes, at a minimum, signals of local television broadcast stations, any public, educational, and governmental programming required by the franchise to be carried on the basic tier, and any additional video programming service added to the basic tier by the cable operator.

BOC — Bell System Operating Company — A LEC owned by any of the remaining Regional Bell Operating Companies, which are holding companies established following the AT&T Divestiture Decree to serve as parent companies for the BOCs.

Backbone — A centralized high-speed network that interconnects smaller, independent networks.

Bandwidth — A range or band of the frequency spectrum, measured in Hertz (Hz).  It has become vogue, though strictly a misuse of the term, to say bandwidth is the number of bits of data per second that can move through a communications medium.

Broadband — A high-capacity communications circuit/path, usually implying speeds of 256 kilobits per second (“kbps”) or better.

CAP — Competitive Access Provider — A company that provides its customers with an alternative to the LEC for local transport of Private Line and special access communications services.

Central Offices — The switching centers or central switching facilities of the LECs.

CLEC — Competitive Local Exchange Carrier — A company that provides its customers with an alternative to the ILEC for local transport of communications services, as allowed under the 1996 Telecom Act.

Co-Carrier Status — A regulatory scheme under which the ILEC is required to integrate new, competing providers of local exchange service, into the systems of traffic exchange, inter-carrier compensation, and other inter-carrier relationships that already exist among LECs in most jurisdictions.

Collocation — The ability of a CAP or CLEC to connect its network to the LEC’s central offices.  Physical collocation occurs when a connecting carrier places its network connection equipment inside the LEC’s central offices.  Virtual collocation is an alternative to physical collocation pursuant to which the LEC permits a CAP or CLEC to connect its network to the LEC’s central offices on comparable terms, even though the CAP’s or CLEC’s network connection equipment is not physically located inside the central offices.

The Company — GCI and its direct and indirect subsidiaries, also referred to as “we,” “us” and “our.”

Compression or Decompression — A method of encoding, decoding and processing signals that allows transmission (or storage) of more information than the medium would otherwise be able to support.  Both compression and decompression require processing capacity, but with many products, the signal delay time due to processing is not noticeable.

DAMA — Demand Assigned Multiple Access — The Company’s digital satellite earth station technology that allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality.

DBS — Direct Broadcast Satellite — Subscription television service obtained from satellite transmissions using frequency bands that are internationally allocated to the broadcast satellite services.  The major providers of DBS are currently DirecTV and EchoStar (marketed as the DISH Network).

DS-0 — A data communications circuit that carries data at the rate of 64 kbps.

DS-1 — A data communications circuit that carries data at the rate of 1.544 Megabits per second (Mb/s), often interchangeably referred to as a T-1.

DS-3 — A data communications circuit that is equivalent to 28 multiplexed T-1 channels capable of transmitting data at 44.736 Mbps (sometimes called a T-3).

Digital — A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1.  Digital transmission and switching technologies employ a sequence of these pulses to represent information as opposed to the continuously variable analog signal.  Digital transmission is advantageous in that it is more resistant to the signal degrading effects of noise (such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission).

DLC — Digital Loop Carrier —  A digital transmission system designed for subscriber loop plant.  Multiplexes a plurality of circuits onto very few wires or onto a single fiber pair.

DLPS — Digital Local Phone Service — A term we use referring to our deployment of voice telephone service utilizing our hybrid-fiber coax cable facilities.

DSL — Digital Subscriber Line — Technology that allows Internet access and other high-speed data services at data transmission speeds greater than those of modems over conventional telephone lines.

Equal Access — Connection provided by a LEC permitting a customer to be automatically connected to the IXC of the customer’s choice when the customer dials “1.”  Also refers to a generic concept under which the BOCs must provide access services to AT&T’s competitors that are equivalent to those provided to AT&T.

FCC — Federal Communications Commission — A federal regulatory body empowered to establish and enforce rules and regulations governing public utility companies and others, such as the Company.

Frame Relay — A wideband (64 kilobits per second to 1.544 Mbps) packet-based data interface standard that transmits bursts of data over WANs.  Frame-relay packets vary in length from 7 to 1024 bytes.  Data oriented, it is generally not used for voice or video.

GCC — GCI Communication Corp. — An Alaska corporation and a wholly owned subsidiary of Holdings.

GCI — General Communication, Inc. — An Alaska corporation and the Registrant.

GCI, Inc. — A wholly owned subsidiary of GCI, an Alaska corporation and issuer of $320 million of senior notes.

GFCC — GCI Fiber Communication Co., Inc. — An Alaska corporation and a wholly owned subsidiary of Holdings.  Holdings acquired all minority ownership interests in GFCC in the third and fourth quarters of 2002.  GFCC owns and operates a fiber optic cable system constructed along the trans-Alaska oil pipeline corridor extending from Prudhoe Bay to Valdez, Alaska.  See Kanas.

Holdings — GCI Holdings, Inc. — A wholly owned subsidiary of GCI, Inc., an Alaska corporation and party to the Company’s Senior Credit Facility.

HDTV — High-Definition Television — A digital television format delivering theater-quality pictures and CD-quality sound.  HDTV offers an increase in picture quality by providing up to 1,920 active horizontal pixels by 1,080 active scanning lines, representing an image resolution of more than two million pixels.  In addition to providing improved picture quality with more visible detail, HDTV offers a wide screen format and Dolby® Digital 5.1 surround sound.

ILEC — Incumbent Local Exchange Carrier — With respect to an area, the LEC that — (A) on the date of enactment of the Telecommunications Act of 1996, provided telephone exchange service in such area; and (B)(i) on such date of enactment, was deemed to be a member of the exchange carrier association pursuant to section 69.601(b) of the FCC’s regulations (47 C.F.R. 69.601(b)); or (ii) is a person or entity that, on or after such date of enactment, became a successor or assign of a member described in clause (i).

Interexchange — Communication between two different local access and transport areas or, in Alaska, between two different local exchange serving areas.

IP — Internet Protocol — The method or protocol by which data is sent from one computer to another on the Internet.  Each computer (known as a host) on the Internet has at least one IP address that uniquely identifies it from all other computers on the Internet.

ISDN — Integrated Services Digital Network — A set of standards for transmission of simultaneous voice, data and video information over fewer channels than would otherwise be needed, through the use of out-of-band signaling.  The most common ISDN system provides one data and two voice circuits over a traditional copper wire pair, but can represent as many as 30 channels.  Broadband ISDN extends the ISDN capabilities to services in the Gigabit per second range.

ISP — Internet Service Provider — A company providing retail and/or wholesale Internet services.

Internet — A global collection of interconnected computer networks which use TCP/IP, a common communications protocol.

IXC — Interexchange Carrier — A long-distance carrier providing services between local exchanges.

Kanas — Kanas Telecom, Inc. — An Alaska corporation that was renamed GFCC in 2001.

LAN — Local Area Network — The interconnection of computers for sharing files, programs and various devices such as printers and high-speed modems.  LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs.

LEC — Local Exchange Carrier — A company providing local telephone services.  Each BOC is a LEC.

LMDS — Local Multipoint Distribution System — LMDS uses microwave signals (millimeterwave signals) in the 28 GHz spectrum to transmit voice, video, and data signals within small cells 3-10 miles in diameter.  LMDS allows license holders to control up to 1.3 GHz of wireless spectrum in the 28 GHz Ka-band.  The 1.3 GHz can be used to carry digital data at speeds in excess of one gigabit per second.  The extremely high frequency used and the need for point to multipoint transmissions limits the distance that a receiver can be from a transmitter.  This means that LMDS will be a “cellular” technology, based on multiple, contiguous, or overlapping cells.  LMDS is expected to provide customers with multichannel video programming, telephony, video communications, and two-way data services.  ILECs and cable companies may not obtain the in-region 1150 MHz license for three years following the date of the license grant.  Within 10 years following the date of the license grant, licensees will be required to provide ‘substantial service’ in their service regions.

Local Exchange — A geographic area generally determined by a state regulatory body, in which calls generally are transmitted without toll charges to the calling or called party.

Local Number Portability — The ability of an end user to change local or wireless service providers while retaining the same telephone number.

Lower 48 States or Lower 48 — Refers to the 48 contiguous states south of or below Alaska.

Lower 49 States or Lower 49 — Refers to Hawaii and the Lower 48 States.

MAN — Metropolitan Area Network — LANs interconnected within roughly a 50-mile radius.  MANs typically use fiber optic cable to connect various wire LANs.  Transmission speeds may vary from 2 to 100 Mbps.

Mat-Su Valley — The Matanuska and Susitna valleys are located in south-central Alaska, to the north of Anchorage, and include the communities of Palmer and Wasilla and the immediately surrounding areas.

MDU — Multiple Dwelling Unit — MDUs include multiple-family buildings, such as apartment and condominium complexes.

MSO — Multiple System Operators — Companies in the cable television industry that own and operate two or more cable television systems.

MVPD — Multi-channel Video Programming Distribution — The distribution of video programming over multiple platforms, such as cable and satellite.

MWNS — MCI WorldCom Network Services — A subsidiary of MCI, which had previously entered into service agreements with the Company on behalf of MCI.  See “Verizon” below.

OC-n — An optical communications circuit that optically signals at a data rate of n times 51.84 Mbps, where n can be 1, 3, 12, 24, 48, 96, or 192.

Pay-per-view — Offering television broadcasts to viewers in a manner whereby they pay only for the programs they watch rather than having to subscribe to the whole channel or station on a full-time basis.

PCS — Personal Communication Services — PCS encompasses a range of advanced wireless mobile technologies and services.  It promises to permit communications to anyone, anywhere and anytime while on the move.  The Cellular Telecommunications Industry Association (CTIA) defines PCS as a “wide range of wireless mobile technologies, chiefly cellular, paging, cordless, voice, personal communications networks, mobile data, wireless private branch exchange, specialized mobile radio, and satellite-based systems.”  The FCC defines PCS as a “family of mobile or portable radio communications services that encompasses mobile and ancillary fixed communications services to individuals and businesses and can be integrated with a variety of competing networks.”

Private Line — Uses dedicated circuits to connect customer’s equipment at both ends of the line.  Does not provide any switching capability (unless supported by customer premise equipment).  Usually includes two local loops and an IXC circuit.

Private Network — A communications network with restricted (controlled) access usually made up of Private Lines (with some private branch exchange switching).

RCA — Regulatory Commission of Alaska — A state regulatory body empowered to establish and enforce rules and regulations governing public utility companies and others, such as the Company, within the State of Alaska (sometimes referred to as Public Service Commissions, or PSCs, or Public Utility Commissions, or PUCs).  Previously known as the Alaska Public Utilities Commission (APUC).

Reciprocal Compensation — The same compensation of a CLEC for termination of a local call by the ILEC on its network, as the new competitor pays the ILEC for termination of local calls on the ILEC network.

SchoolAccess® — The Company’s Internet and related services offering to schools in Alaska, and some sites in Arizona, Montana and New Mexico.  The federal mandate through the 1996 Telecom Act to provide universal service resulted in schools across Alaska qualifying for varying levels of discounts to support the provision of Internet services.  The Universal Service Administrative Company through its Schools and Libraries Division administers this federal program.

SDN — Software Defined Network — A switched long-distance service for very large users with multiple locations.  Instead of putting together their own network, large users can get special usage rates for calls carried on regular switched long-distance lines.

Senior Credit Facility — Holding’s $215 million amended and restated credit facility.  The Senior Credit Facility includes a term loan of $160 million and a revolving credit facility of $55 million.  The new Senior Credit Facility is due in 2012 and bears interest at LIBOR plus 1.5%.  See note 7 to the accompanying “Notes to Consolidated Financial Statements” included in Part II of this Report for more information.

SMATV — Satellite Master Antenna Television — (Also known as “private cable systems”) are multichannel video programming distribution systems that serve residential, multiple-dwelling units (“MDUs”), and various other buildings and complexes.  A SMATV system typically offers the same type of programming as a cable system, and the operation of a SMATV system largely resembles that of a cable system — a satellite dish receives the programming signals, equipment processes the signals, and wires distribute the programming to individual dwelling units.  The primary difference between the two is that a SMATV system typically is an unfranchised, stand-alone system that serves a single building or complex, or a small number of buildings or complexes in relatively close proximity to each other.

SONET — Synchronous Optical Network — A 1984 standard for optical fiber transmission on the public network.  51.84 Mbps to 9.95 Gigabits per second, effective for ISDN services including asynchronous transfer mode.

Sprint Nextel — Sprint Nextel Corporation — One of our significant customers.  Sprint Corporation (“Sprint”) merged with Nextel Communications Inc. on August 12, 2005.

T-1 — A data communications circuit capable of transmitting data at 1.5 Mbps.

Tariff — The schedule of rates and regulations set by communications common carriers and filed with the appropriate federal and state regulatory agencies; the published official list of charges, terms and conditions governing provision of a specific communications service or facility, which functions in lieu of a contract between the subscriber or user and the supplier or carrier.

TCP/IP — Transmission Control Protocol/Internet Protocol — A suite of network protocols that allows computers with different architectures and operating system software to communicate with other computers on the Internet.

UNE — Unbundled Network Element — A discrete component of a telephone network.  Unbundled network elements are the basic network functions, i.e., the components needed to provide a full range of communications services.  They are physical facilities as well as all the features and capabilities provided by those facilities.

Verizon Communications Inc. (“Verizon”) — Merged with MCI, Inc. (“MCI”) on January 6, 2006.  Verizon Business is the name of the new Verizon business unit encompassing business and government customers and related functions of the former MCI.  At December 31, 2005, MCI owned approximately 2% of our common stock, had two representatives on our Board, and was a major customer.  Prior to May 1, 2000, the company was named MCI WorldCom, Inc.  See also MWNS.  On July 21, 2002, MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court.  On December 7, 2004, we closed a transaction with MCI to repurchase 3,751,509 shares of our Class A common stock at $8.33 per share (for a total purchase price of approximately $31.3 million).  In addition to the common stock repurchase, the transaction included the redemption of all issued and outstanding shares of our Series C preferred stock held by MCI for an aggregate redemption price of $10 million.  MCI retained its ownership of almost 1.3 million shares of our Class B common stock and their two seats on our board of directors.  See note 12 to the accompanying “Notes to Consolidated Financial Statements” included in Part II of this Report for more information.

VoIP - Voice over Internet Protocol.  Technology that allows voice telephone service over broadband Internet connections via digital packets rather than traditional protocols.

VSAT — Very Small Aperture Terminal — A small, sometimes portable satellite terminal that allows connection via a satellite link.

WAN — Wide Area Network — A remote computer communications system.  WANs allow file sharing among geographically distributed workgroups (typically at higher cost and slower speed than LANs or MANs).  WANs typically use common carriers’ circuits and networks.  WANs may serve as a customized communication backbone that interconnects all of an organization’s local networks with communications trunks that are designed to be appropriate for anticipated communication rates and volumes between nodes.

World Wide Web or Web — A collection of computer systems supporting a communications protocol that permits multi-media presentation of information over the Internet.

1984 Cable Act — The Cable Communications Policy Act of 1984.

1992 Cable Act — The Cable Television Consumer Protection and Competition Act of 1992.

1996 Telecom Act — The Telecommunications Act of 1996 — The 1996 Telecom Act was signed into law February 8, 1996.  Under its provisions, BOCs were allowed to immediately begin manufacturing, research and development; GTE Corp. could begin providing interexchange services through its telephone companies nationwide; laws in 27 states that foreclosed competition were pre empted; co-carrier status for CLECs was ratified; and the physical collocation of competitors’ facilities in LECs central offices was allowed.

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

Local service regulatory approvals.  On September 23, 2005 and again on February 2, 2006, the RCA issued orders granting us certification to serve the service areas of Ketchikan Public Utilities, Cordova Telephone Cooperative, Copper Valley Telephone Cooperative, Matanuska Telephone Cooperative, the Glacier State area served by ACS of the Northland, Wrangell, Petersburg, Sitka, Seward, Bethel and Nome.  See “Part I — Item 1 — Business — Regulation, Franchise Authorizations and Tariffs” below for more information about pending regulatory proceedings.

New retail store.  In February 2006 we opened a new retail store to serve our customers in east Anchorage.  Customers have a more convenient opportunity to pay their bill, sign up for new services and obtain answers to their questions from one of our customer service representatives.

MTA rural exemption determination.  We made a bona fide request to the RCA in 2004 for interconnection for the purposes of local access competition with Matanuska Telephone Association, Inc. (“MTA”), under the provisions of the 1996 Telecom Act.  On February 22, 2005, the RCA released a ruling that MTA’s rural exemption for the areas served by MTA Vision, Inc. had been lifted and that we could negotiate and arbitrate interconnection with MTA.  On January 18, 2006 we submitted an Interconnection Agreement by arbitration to the RCA for approval.  Such approval was granted on February 17, 2006.  We intend to commence local service entry into the Mat-Su Valley during 2007.  See “Part I — Item 1 — Business — Regulation, Franchise Authorizations and Tariffs” below for more information.

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

Series B preferred stock repurchase.  On May 25, 2005, we announced that we reached and closed a definitive agreement with Toronto Dominion Securities to repurchase the remaining 4,314 shares of our GCI Series B Preferred stock for a total purchase price of $6,607,000.  The 4,314 preferred shares were convertible into 777,297 shares of GCI’s Class A Common shares and the transaction price represented an equivalent Class A Common share purchase price of $8.50 per share.  The preferred shares held by Toronto Dominion Securities were issued as part of a $20 million private equity investment made on April 30, 1999.

Barrow Cable TV Asset Purchase.  We closed the asset purchase of Barrow Cable TV in February 2005 for approximately $1.6 million, or approximately $1,700 per subscriber.  We upgraded the plant during 2005 in order to deliver digital services as well as high-speed cable modem service.

Cellular Service Expansion.  We launched cellular services in the Southeast Alaska cities of Petersburg and Wrangell in February 2005.  This completes our cellular services roll-out.  Our cellular services are also provided in Anchorage, Fairbanks, Homer, Juneau, Kenai/Soldotna, Ketchikan, Palmer/Wasilla, Seward, Sitka, and Valdez.  Our cellular services are provided pursuant to a distribution agreement with Dobson.  See “Part I — Item I — Business — Other Services — Cellular Services” for more information.

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

We operate a broadband communications network that permits the delivery of a seamless integrated bundle of communications, entertainment and information services.  We offer a wide array of consumer and business communications and entertainment services — including local telephone, long-distance and wireless communications, cable television, consulting services, network and desktop computing outsourced services, and dial-up, broadband (cable modem, wireless and DSL) and dedicated Internet access services at a wide range of speeds — all under the GCI brand name.

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

See “Part I — Item I — Business — Regulation, Franchise Authorizations and Tariffs — Long-Distance Services” for more information.

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

A summary of our switched long-distance message telephone service traffic (in minutes) follows:

	Interstate Minutes				Combined Interstate
For Quarter ended	Southbound	NorthBound	Calling Card	International Minutes	and International Minutes	Intrastate Minutes	Total Minutes
	(Amounts in thousands)
March 31, 2003	132,172	78,882	1,186	1,487	213,727	45,345	259,072
June 30, 2003	142,333	83,749	1,107	1,508	228,697	52,489	281,186
September 30, 2003	159,439	96,512	1,055	1,514	258,520	55,918	314,438
December 31, 2003	144,829	107,620	1,013	1,546	255,008	49,553	304,561
Total 2003	578,773	366,763	4,361	6,055	955,952	203,305	1,159,257

March 31, 2004	149,354	94,845	909	1,685	246,793	54,629	301,422
June 30, 2004	150,804	83,268	820	1,755	236,647	57,140	293,787
September 30, 2004	164,019	82,190	767	1,776	248,752	62,055	310,807
December 31, 2004	147,487	86,285	744	1,713	236,229	54,839	291,068
Total 2004	611,664	346,588	3,240	6,929	968,421	228,663	1,197,084

March 31, 2005	146,322	75,304	679	1,884	224,189	78,332	302,521
June 30, 2005	163,287	85,765	604	1,920	251,576	96,157	347,733
September 30, 2005	178,301	94,142	530	1,901	274,874	101,718	376,592
December 31, 2005	155,838	99,407	548	1,805	257,598	90,550	348,148
Total 2005	643,748	354,618	2,361	7,510	1,008,237	366,757	1,374,994

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

Although we have several agreements to facilitate the origination and termination of international toll traffic, we have neither foreign operations nor export sales.  See “Part I — Item 1 — Business — Financial Information about our Foreign and Domestic Operations and Export Sales” for more information.

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

See “Part I — Item I — Business — Regulation, Franchise Authorizations and Tariffs — Cable Services” for more information.

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

Wireless vendors in Anchorage continue to compete for broadband subscribers.  In locations in the Lower 49 States, public organizations such as municipalities and education organizations have begun implementing mobile wireless broadband over specific geographic areas such as parks, campuses and major downtown business areas.  Companies in the Lower 49 States, including telephone companies and ISPs, have asked local, state and federal governments to mandate that cable communications systems operators provide capacity on their cable infrastructure, so these companies and others may deliver Internet services directly to customers over cable facilities.  The FCC determined in March 2002 that cable system operators will not be required to provide such “open access” to others.  See “Part I — Item 1 — Business — Regulation, Franchise Authorizations and Tariffs — Cable Services” for more information.

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

The communications industry has been burdened by regulatory uncertainty as a result of successive court reversals of the FCC’s core local competition rules.  In response to such court reversals and to remove uncertainty, the FCC adopted new rules for network unbundling obligations of ILECs in February 2005.  See “Part I — Item I — Business — Regulation, Franchise Authorizations and Tariffs — Communications Operations” below for more information.

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

See “Part I — Item 1 — Business — Regulation, Franchise Authorizations and Tariffs — Communications Operations” below for more information.

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

See “Part I — Item I — Business — Regulation, Franchise Authorizations and Tariffs — Internet Services” below for more information.

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

We closed a 10-year distribution agreement with Dobson in 2004 allowing us to resell Dobson cellular services.  We provide limited wireless local access and Internet services using our own facilities.  We compete against Dobson, ACS, Alaska DigiTel, and resellers of those services in Anchorage and other markets.  We announced on December 7, 2005 that we reached a definitive agreement to invest $29.5 million in Alaska DigiTel.  In exchange for the investment, we will receive a majority equity interest in Alaska DigiTel but will not own voting control of the venture.  The transaction is subject to customary closing conditions, including documentation and regulatory approvals.  MTA filed a petition with the FCC against our application in February 2006.  We are not able to determine at this time when the transaction will close.  See “Part I — Item 1 — Business — Historical Development of our Business During the Past Fiscal Year — Alaska Digitel Acquisition” above for more information.

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

By letter submitted to the RCA on January 12, 2004, we made a bona fide request for interconnection for the purposes of local access competition with MTA, under the provisions of the 1996 Telecom Act.  We submitted this request to MTA on the grounds that it waived its rural exemption under the terms of Section 251(f)(1)(C) when it launched its new video service through its wholly owned subsidiary MTA Vision, Inc. in competition with our cable television service.  MTA, however, refused to comply with the negotiation and arbitration provisions under the Act claiming that it still retains a rural exemption.  We filed a complaint with the RCA to resolve this dispute, and the RCA conducted a public hearing on the matter on October 20, 2004.  On February 2, 2005, the RCA ruled that MTA’s rural exemption for the areas served by MTA Vision, Inc. had been lifted and that we may negotiate and arbitrate interconnection with MTA.  Negotiations ensued and a petition for suspension and modification of its obligations to provide access to UNEs was filed by MTA.  Following such proceeding and arbitration, an arbitrated Interconnection Agreement was filed for approval on January 18, 2006.  See “Part I — Item I — Business, Local Access Services- Competition” for more information.

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

Geographic Concentration and Alaska Economy

We offer voice and data communications and video services to customers primarily in the State of Alaska.  Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska.  The economy of the State of Alaska is dependent upon natural resource industries, in particular oil production, as well as investment earnings (including earnings from the State of Alaska Permanent Fund), tourism, government, and United States military spending.  Any deterioration in these markets could have an adverse impact on us.  Oil revenues are the second largest source of state revenues, following funds from investment sources.  The slow economic recovery in the Lower 48 States appears to have dampened demand for services provided by our large common carrier customers.  To the extent that these customers experience reduced demand for traffic destined for and originating in Alaska, it could adversely affect our common carrier traffic and associated revenues.  See “Part I — Item 1A — Risk Factors — Our business is currently geographically concentrated in Alaska,” and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about the effect of geographic concentration and the Alaska economy on us.

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

We offer wireless mobile services by distributing other providers’ wireless mobile services.  We offer wireless local telephone services over our own facilities, and have purchased personal communications system, or PCS, and local multipoint distribution system, or LMDS, wireless broadband licenses in FCC auctions covering markets in Alaska.  We have entered into an agreement to acquire a substantial ownership interest in Alaska Digitel (see “Part I — Item 1 — Business — Historical Development of our Business During the Past Fiscal Year — Alaska Digitel acquisition” for more information.)  We have fewer subscribers to our wireless services than to our other service offerings.  The geographic coverage of our wireless services is also smaller than the geographic coverage of our other services.  Some of our competitors offer or propose to offer an integrated bundle of communications, entertainment and information services, including wireless services.  If we are unable to expand and further develop our wireless services, we may not be able to meet the needs of customers who desire packaged services, and our competitors who offer these services would have an advantage.  This could result in the loss of market share for our other service offerings.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.  As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has determined that as of December 31, 2005, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting.

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

In addition, we did not have adequately designed internal controls in our financial reporting process related to the interpretation and application of generally accepted accounting principles in that our policies and procedures did not consistently provide for effective analysis and implementation of accounting pronouncements as applied to non-routine transactions.  We began to execute the remediation plans in the fourth quarter of 2006.

For a detailed description of these material weaknesses and our remediation efforts and plans, see Part II, Item 9A. These control deficiencies resulted in material errors in our financial reporting, which in part resulted in a restatement of our 2005 consolidated financial statements, as discussed elsewhere in this Annual Report on Form 10-K/A.

In response to these material weaknesses in our internal control over financial reporting, we are implementing additional controls and procedures and may incur additional related expenses. We cannot be certain that the measures we have taken and are planning to take will sufficiently and satisfactorily remediate the identified material weaknesses in full. Furthermore, we intend to continue improving our internal control over financial reporting and the implementation and testing of these efforts could result in increased cost and could divert management attention away from operating our business.

If the results of our remediation of the identified material weaknesses discussed above are not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

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

Item 6.  Selected Financial Data

The selected consolidated financial data set forth in this Item 6 has been restated to reflect an adjustment to our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed with the SEC on March 16, 2006 and subsequently amended on May 1, 2006 to provide the information required by Part III of Form 10-K.  The following selected consolidated financial data should be read in conjunction with our consolidated financial statements as presented in Item 8 and supplementary data as presented in

Item 7 of this amended Annual Report on Form 10-K/A.  See Note 18 of the Notes to the Consolidated Financial Statements included in Part II Item 8 of this Form 10-K/A.

	Years ended December 31,
	(As Restated) 2005	2004	2003	2002	2001
	(Amounts in thousands except per share amounts)

Revenues	$443,026	424,826	390,797	367,842	357,258
Net income before income taxes and cumulative effect of a change in accounting principle	$36,835	38,715	26,160	12,322	8,659
Cumulative effect of a change in accounting principal, net of income tax benefit of $367 in 2003	$—	—	(544)	—	—
Net income	$20,831	21,252	15,542	6,663	4,589
Net income available to common shareholders	$18,325	19,749	13,524	4,618	2,487
Basic net income available to common shareholders per common share	$0.34	0.35	0.24	0.08	0.05
Diluted net income available to common shareholders per common share	$0.33	0.34	0.24	0.08	0.05
Total assets	$873,775	849,191	763,020	738,782	734,679
Long-term debt, including current portion	$475,840	437,137	345,000	357,700	351,700
Obligations under capital leases, including current portion	$672	39,661	44,775	46,632	47,282
Redeemable preferred stock:
Series B	$—	4,249	15,664	16,907	16,907
Series C	$—	—	10,000	10,000	10,000
Total stockholders’ equity	$243,620	234,270	226,642	208,220	202,392
Dividends declared per common share	$0.00	0.00	0.00	0.00	0.00

The Selected Financial Data should be read in conjunction with “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this Form 10-K/A.  All applicable disclosures in the following discussion in this Item 7 have been modified to reflect the Restatement as described below.

All of the numbers impacted by the Restatement in this section are as restated.

Restatement of Consolidated Financial Statements

We have restated certain amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed with the SEC on March 16, 2006 and subsequently amended on May 1, 2006 to provide the information required by Part III of Form 10-K, for purposes of correcting a misapplication of generally accepted accounting principles in the U.S. (“GAAP”). The adjustment reduced our ending 2005 net income available to common shareholders by $2,358,000, and decreased 2005 basic and diluted net income available to common shareholders per common share by $0.04.  The restatement adjustment recorded due to the misapplication of GAAP is described below.

Our accounting for a May 25, 2005 transaction in which we repurchased from Toronto Dominion Securities (“TD”) the remaining 4,314 shares of our Series B Preferred stock owned by TD for a total purchase price of $6,607,000 should conform to EITF Abstract, Appendix D, EITF D-42.  The amount that we paid for the preferred stock in excess of the carrying amount of the shares on our balance sheet should have reduced net income available to common shareholders used to calculate basic and diluted net income available to common shareholders per common share.

The effect of the corrections on net income available to common shareholders and net income available to common shareholders per share follows:

(Amounts in thousands except per share amounts)	Year ended December 31, 2005

Net income available to common shareholders, as previously reported	$20,683
Adjustment	(2,358)
Net income available to common shareholders, as restated	$18,325

Net income per common share:
Basic net income per common share, as previously reported	$0.38
Adjustment	(0.04)
Basic net income per common share, as restated	$0.34

Diluted net income per common share, as previously reported	$0.37
Adjustment	(0.04)
Diluted net income per common share, as restated	$0.33

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

Local Access Services Segment Revenues and Cost of Goods Sold

Selected key performance indicators for our local services segment follow:

	December 31,		Percentage
	2005	2004	Change
Total lines in service	112,900	112,100	0.7%
DLPS lines in service	22,000	8,000	175.0%

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

Total Internet services segment revenues increased 15.4% to $30.0 million in 2005 primarily due to a 19.9% increase in its allocable share of cable modem revenues to $13.7 million in 2005 as compared to 2004.  The increase in cable modem revenues is primarily due to growth in cable modem subscribers and a decrease in the percentage of cable modem revenues allocated to our cable services segment resulting in a $803,000 increase in the Internet services segment’s allocable share of cable modem revenues.  The decrease in the allocation primarily resulted from removing certain features from the allocation calculation.  Additionally, in 2004 the Internet services segment sold services to Broadband services (included in the All Other category) and all of the revenue was eliminated from the Internet services segment.  In 2005 Broadband services and Internet services are operating under a revenue-share agreement that has resulted in an allocation of revenue between the Internet services segment and the All Other category.  Internet services segment revenue would have been $28.6 million and $26.0 million in 2005 and 2004, respectively, if the change in the external revenue distribution had not occurred.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4.8% to $154.5 million in 2005 primarily due to a $3.3 million increase in labor and health insurance costs resulting from an increased number of employees during the majority of 2005 as compared to 2004 and a $2.6 million increase in our company-wide success sharing bonus accrual.  The increase is partially off-set by a $1.2 million write-

off in 2004 of previously capitalized mobile wireless network costs upon finalization of a long-term distribution agreement.  As a percentage of total revenues, selling, general and administrative expenses increased to 34.9% in 2005 from 34.7% in 2004, due to an increase in selling, general and administrative expenses without a proportional increase in revenues.

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

Long-distance Services Segment Revenues

Total long-distance services segment revenues increased 0.3% to $180.0 million in 2004.  The components of long-distance services segment revenues are as follows (amounts in thousands):

	Year Ended December 31,		Percentage
	2004	2003	Change
Common carrier message telephone services	$81,873	91,700	(10.7)%
Residential, commercial and governmental message telephone services	39,045	39,701	(1.7)%
Private line and private network services	42,885	37,123	15.5%
Lease of fiber optic cable system capacity	16,159	10,876	48.6%
Total long-distance services segment revenue	$179,962	179,400	0.3%

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

Residential, Commercial and Governmental Message Telephone Services Revenue

Selected key performance indicators for our offering of message telephone service to residential, commercial and governmental customers follow:

	Year Ended December 31,		Percentage
	2004	2003	Change

Retail minutes carried	305.9 million	284.3 million	7.6%
Average rate per minute (1)	$0.131	$0.138	(5.1)%

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

The components of cable services segment revenues are as follows (amounts in thousands):

	Year Ended December 31,		Percentage
	2004	2003	Change

Programming services	$73,665	73,206	0.6%
Cable modem services (cable services segment’s allocable share)	12,790	10,927	17.0%
Equipment rental and installation fees	9,777	7,796	25.4%
Advertising sales	4,343	3,262	33.1%
Other	862	813	6.0%
Total cable services segment revenue	$101,437	96,004	5.7%

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

Local Access Services Segment Revenues and Cost of Goods Sold

Selected key performance indicators for our local services segment follow:

	December 31,		Percentage
	2004	2003	Change
Total lines in service	112,100	106,100	5.7%
DLPS lines in service	8,000	—	NA

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

Fluctuations in Fourth Quarter Results of Operations

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter (as restated)	Third Quarter	Fourth Quarter	Total Year (as restated)
2005
Total revenues	$106,510	110,665	113,761	112,090	443,026
Operating income	$16,778	18,059	18,361	23,332	76,530
Net income	$4,663	5,284	2,285	8,599	20,831
Net income available to common shareholders	$4,570	2,871	2,285	8,599	18,325
Basic net income available to common shareholders per common share	$0.08	0.05	0.04	0.16	0.34
Diluted net income available to common shareholders per common share (1)	$0.08	0.05	0.04	0.15	0.33

	First Quarter	Second Quarter (as restated)	Third Quarter	Fourth Quarter	Total Year (as restated)
2004
Total revenues	$108,916	103,786	106,622	105,502	424,826
Operating income	$19,449	19,264	21,443	15,950	76,106
Net income	$1,925	7,725	9,295	2,307	21,252
Net income available to common shareholders	$1,441	7,362	8,914	2,032	19,749
Basic net income available to common shareholders per common share	$0.03	0.13	0.15	0.04	0.35
Diluted net income available to common shareholders per common share	$0.02	0.13	0.15	0.04	0.34

(1)     Due to rounding, the sum of quarterly net income per common share amounts does not agree to total year net income per common share.

As described in the Explanatory Note to this report, the Second Quarter and Total Year columns have been restated. Accordingly, the amounts reported for the Second Quarter of 2005 as restated differ from the amounts reported in the Form 10-Q for the three months ended June 30, 2005.

The following describes unusual or infrequently occurring items recognized in the following quarters of 2005 and 2004:

•      In the fourth quarter of 2005, we recognized a decrease in Cost of Goods Sold upon the receipt of $9.1 million from the settlement of four separate claims with AT&T and Alascom pursuant to a master agreement,

•      In the third quarter of 2005 we recognized a restructuring charge of approximately $1.9 million for workforce reduction costs across all functions.  An additional restructuring charge of $73,000 was recognized in the fourth quarter of 2005,

•      In the first, second, third and fourth quarters of 2005 we recognized approximately $893,000, $996,000, $1.4 million and $0, respectively, in recoveries of bad debt expense for uncollected accounts due from MCI.  In the first, second, third and fourth quarters of 2004 we recognized approximately $1.2 million, $1.1 million, $1.1 million and $824,000, respectively, in recoveries of bad debt expense for uncollected accounts due from MCI,

•      In the third quarter of 2005 we recognized a $2.8 million Loss on Early Extinguishment of Debt resulting from termination of our Satellite Transponder Capital Lease,

•      In the third quarter of 2005 we recognized approximately $1.8 million in Amortization and Write-off of Loan and Senior Notes Fees because a portion of the Amended Senior Credit Facility was a substantial modification of the May 21, 2004 Senior Credit Facility,

•      In the second quarter of 2005 we repurchased from TD the remaining 4,314 shares of our Series B Preferred stock owned by TD for a total purchase price of $6,607,000.  The amount paid for the preferred stock was $2,358,000 in excess of the carrying amount of the shares on our balance sheet and, accordingly, this excess reduced our net income available to common shareholders in the second quarter of 2005.

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

New Accounting Standards

For a discussion of our new accounting standards see note 1(aj) in the accompanying “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Report.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page 127.  Our supplementary data is filed under Item 7, beginning on page 90.

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

Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting (as restated) (Item 9A(b)),” we have identified two material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)).  Because of these material weaknesses, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

(b) Management’s Report on Internal Control Over Financial Reporting (as Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on that evaluation, our management concluded that, as of December 31, 2005, we did not maintain effective internal control over financial reporting, because of a material weakness associated with our accounting for credits and other adjustments to customer accounts receivable balances.

On November 9, 2006, we determined that we needed to restate certain of our previously issued consolidated financial statements.  As a result of such restatement, our management reassessed our internal control over financial reporting using the COSO criteria and identified an additional material weakness in internal control over financial reporting associated with the interpretation and application of generally accepted accounting principles as applied to non-routine transactions.  Accordingly, management has restated this report on internal control over financial reporting to include this additional material weakness.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management identified the following material weaknesses as of December 31, 2005:

1.               During 2005, our system development controls associated with the introduction of our new customer billing system did not operate effectively.  Specifically, the original configuration of certain settings in the new system resulted in errors in processing credits and other adjustments to customer accounts receivable balances.  As a result, material misstatements of revenue and accounts receivable occurred during the fourth quarter of 2005 and were corrected prior to the issuance of our 2005 consolidated financial statements, and

2.               Our policies and procedures did not provide for consistent and effective analysis and implementation of accounting pronouncements as applied to non-routine transactions.  As a result, an error was made regarding the interpretation and application of generally accepted accounting principles related to our purchase of shares of our Series B preferred stock.  The amount that we paid for the preferred stock in excess of the carrying amount of the shares on our balance sheet should have reduced the amount of net income available to common shareholders used to calculate basic and diluted net income per common share.  This material weakness resulted in restatements of our previously issued consolidated financial statements for the year ended December 31, 2005 and the interim financial information for the quarter and six months ended June 30, 2005 and the nine months ended September 30, 2005.

Management’s restated assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K/A.

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

We have identified the steps necessary to address the second material weakness, including:

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

We began to execute the remediation plans identified above in the fourth quarter of 2006, and we believe our controls and procedures will continue to improve as a result of the further implementation of these actions.

We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time.  See Part I, Item 1A Risk Factors.

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

Other than as expressly noted above in this Item 9A(b), there were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We may enhance, modify, and supplement internal controls and disclosure controls and procedures based on experience.

Internal control over financial reporting is a system designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of its financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The following table sets forth certain information about our directors and executive officers as of December 31, 2005.

Name	Age	Position

Stephen M. Brett(1),(2),(3),(4)	65	Chairman, Director

Ronald A. Duncan(1),(3)	53	President, Chief Executive Officer and Director

John M. Lowber(5)	56	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer

G. Wilson Hughes	60	Executive Vice President and General Manager

William C. Behnke	48	Senior Vice President - Strategic Initiatives

Gina R. Borland	42	Vice President, Product Management - Voice and Messaging

Marsha E. Burns	53	Vice President - General Manager, Network Solutions

Martin E. Cary	41	Vice President - General Manager, Managed Broadband Services

Richard P. Dowling	62	Senior Vice President - Corporate Development

Paul E. Landes	47	Vice President and General Manager, Consumer Services

Terry J. Nidiffer	55	Vice President, Product Management - Data and Entertainment

Gregory W. Pearce	42	Vice President and General Manager, Commercial Services

Dana L. Tindall	44	Senior Vice President - Legal, Regulatory and Governmental Affairs

Richard D. Westlund	62	Senior Vice President and General Manager, Network Access Services

Jerry A. Edgerton(1),(2),(4)	63	Director

Scott M. Fisher(1),(2),(4),(5)	39	Director

William P. Glasgow(1),(2),(3),(4),(5),(6)	47	Director

Stephen R. Mooney(1),(2),(3),(4),(6)	46	Director

James M. Schneider(1),(2),(4),(6)	53	Director

(1)           The present classification of our board is as follows: (1) Class I - Mr. Edgerton, whose present term expires at the time of our 2008 annual meeting; (2) Class II - Messrs. Brett, Duncan and Mooney whose present terms expire at the time of our present annual meeting; and (3) Class III - Messrs. Fisher, Glasgow, and Schneider, whose present terms expire at the time of the 2007 annual meeting, although Mr. Fisher as a recently appointed member is to stand for election in 2006.

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

G. Wilson Hughes.  Mr. Hughes has served as our Executive Vice President and General Manager since June 1991.

William C. Behnke.  Mr. Behnke has served as our Senior Vice President - Strategic Initiatives since January 2001.  Prior to that, he had served as our Senior Vice President - Marketing and Sales from January 1994.

Richard P. Dowling.  Mr. Dowling has served as our Senior Vice President - Corporate Development since December 1990.

Dana L. Tindall.  Ms. Tindall has served as our Senior Vice President - Legal, Regulatory, and Governmental Affairs since January 1994.

Gina R. Borland.  Ms. Borland has served as our Vice President, Product Management - Voice and Messaging since September 2005.  Prior to that, she had served as our Vice President-General Manager, Local Services beginning in January 2001.  Prior to that, she was a member of our Corporate Development Department serving in various capacities generally involving business development from September 1996 through December 2000.

Marsha E. Burns.  Ms. Burns has served as our Vice President - General Manager, Network Solutions since 1998.

Martin E. Cary.  Mr. Cary has served as our Vice President - General Manager, Managed Broadband Services since September 2004.  Prior to that Mr. Cary was our Vice President - Broadband Services from June 1999 to September 2004.

Paul E. Landes.  Mr. Landes has served as our Vice President and General Manager, Consumer Services since September 2005.  Prior to that, he was our Vice President - Marketing and Sales, Chief Marketing Officer beginning in 2002.  Prior to that, he was our Vice President - Marketing from 1999 to 2002.

Terry J. Nidiffer.  Mr. Nidiffer has served as our Vice President, Product Management - Data and Entertainment since September 2005.  Prior to that, he served as our Vice President - General Manager, Internet Services beginning in February 2000.

Richard D. Westlund.  Mr. Westlund has served as our Senior Vice President and General Manager, Network Access Services since September 2005.  Prior to that, he was our Vice President-General Manager, Long Distance and Wholesale Services beginning in January 2001.  He was our Vice President - General Manager, Wholesale and Carrier Services from January 1999 through December 2000.

Jerry A. Edgerton.  Mr. Edgerton has served as a director on our board since June 2004.  He has since January 2006 served as Group President of Verizon Federal.  Prior to that, he had since November 1996 served as Senior Vice President - Government Markets for MCI Communications

Corporation, an affiliate of MCI, Inc. (collectively, “MCI”; however, in January 2006 MCI was acquired by Verizon Communications, Inc., and the resulting entity is referred to in this document as “Verizon”).  His present term as a director on our board expires in 2008.

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

Understanding of generally accepted accounting principles and financial statements.

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

Understanding of internal control over financial reporting.

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

Under the Director Compensation Plan and for 2005, the directors earned the following cash stipends:  (1) Mr. Fisher - $4,000; (2) Mr. Duncan - $42,000; (3) Mr. Brett - $36,000; (4) Mr. Edgerton - none; (5) Mr. Glasgow - $40,000; (6) Mr. Mooney - none; and (7) Mr. Schneider - $46,000.

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

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs(#)	All Other Compensation ($)(1),(2)

Gina R. Borland Vice President, Product Management - Voice and Messaging	2005 2004 2003	134,688 132,500 132,500	501,677 167,484 80,841	(3)	-0- -0- -0-	-0- -0- -0-	50,000 -0- 20,000	15,300 14,427 13,300

Ronald A. Duncan President and Chief Executive Officer	2005 2004 2003	345,000 345,000 295,000	157,500 131,250 105,000		-0- -0- -0-	27,805 36,763 -0-	-0- 250,000 -0-	75,460 51,267 21,338

G. Wilson Hughes Executive Vice President and General Manager	2005 2004 2003	175,000 175,000 175,000	1,138,349 67,724 53,682	(3)	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	294,071 192,402 162,773	(4)

John M. Lowber Senior Vice President, Chief Financial Officer and Secretary/Treasurer	2005 2004 2003	227,886 223,884 222,050	79,937 85,281 53,682		-0- -0- -0-	-0- -0- -0-	-0- 100,000 -0-	155,048 142,017 129,257

Dana L. Tindall Senior Vice President - Legal, Regulatory and Governmental Affairs	2005 2004 2003	275,000 250,000 250,000	467,937 90,281 63,682	(3)	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	21,343 21,760 21,521

(1)           The amounts reflected in this column include deferrals and accrued earnings under deferred compensation agreements between us and the named individuals as follows: Mr. Hughes, $137,474 in 2003, $170,444 in 2004 and $271,475 in 2005; Mr. Lowber, $95,912 in 2003, $108,052 in 2004 and $122,441 in 2005; Mr. Hughes received a partial distribution of his deferred compensation account during 2003 and 2004.  Does not include bonus agreement granted to Mr. Hughes in 2002.  See, within this section, “Hughes Bonus Agreement.”  The distribution in 2003 included $60,720 of the $137,474 which was credited to Mr. Hughes’ account during 2003.  The distribution in 2004 included $35,000 of the $170,444 which was credited to Mr. Hughes’ account during 2004.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Option/SARs Granted(1) (#)	% of Total Optional SARs Granted to Employees in Fiscal Year (%)	Exercise or Base Price(2) ($/Share)	Expiration Date	5% ($)(3)	10% ($)(3)

Gina R. Borland	50,000	5.2	9.75	9/01/15	311,682	770,710

Ronald A. Duncan	—	—	—	—	—	—

G. Wilson Hughes	—	—	—	—	—	—

John M. Lowber	—	—	—	—	—	—

Dana L. Tindall	—	—	—	—	—	—

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

AGGREGATED OPTION/SAR EXERCISES

IN LAST FISCAL YEAR AND FISCAL YEAR END

OPTIONS/SAR VALUES

	Shares		Number of Securities		Value of Unexercised
	Acquired		Underlying Unexercised		In-the-Money
	on		Options/SARs		Options/SARs
	Exercise	Value	at Fiscal Year-End (#)		at Fiscal Year-End ($)(1)
Name	(#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Gina R. Borland	1,900	13,500	62,064	62,000	273,663	80,960

Ronald A. Duncan	-0-	-0-	350,000	300,000	1,150,500	751,500

G. Wilson Hughes	-0-	-0-	200,000	200,000	766,000	616,000

John M. Lowber	-0-	-0-	390,000	260,000	1,367,700	731,800

Dana L. Tindall	105,787	441,956	200,000	100,000	641,000	308,000

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

As of December 31, 2005, the Stock Option Plan was administered by our Compensation Committee composed of six members of our board (“Compensation Committee”).  The members of that committee are identified below.  See within this section, “- Compensation Committee Report on Executive Compensation.”

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is composed of six members of our board as identified below.  See within this section below, “- Compensation Committee Report on Executive Compensation.”  The relationships of them to us are described elsewhere in this Part III.  See within this Part III, “Directors and Executive Officers of the Registrant”; “Certain Relationships and Related Transactions:  Certain

Transactions”; and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Report from time to time, its findings to our board.

Monitor compensation-related publicity and public and private sector developments on executive compensation.

Familiarize itself with, and monitor the tax, accounting, corporate, and securities law ramifications of, our compensation policies, including but not limited to –

Comprehending a senior executive officer’s total compensation package.

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

These agreements included the premise that our performance, or that of a division or subsidiary, as the case may be, for purposes of compensation would be measured by our Compensation Committee against goals reviewed and approved by our board.  The goals included our targets for revenues and cash flow standards of the relevant division or subsidiary of our business.  Targeted objectives were set and measured from time to time by our Compensation Committee.  Our other business achievements obtained through the efforts of an executive officer were also taken into consideration in the evaluation of performance.  Performances were evaluated and bonuses were issued as described elsewhere in this section.  See, within this section, “- Executive Compensation.”

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

Each of our directors.

Each of the Named Executive Officers.

All of our executive officers and directors as a group.

All information with respect to beneficial ownership has been furnished to us by the respective shareholders.

Names and Address of Beneficial Owner(1)	Title of Class(2)	Amount and Nature of Beneficial Ownership (#)		% of Class	% of Total Shares Outstanding (Class A & B)(2)	% Combined Voting Power (Class A & B)(2)

Stephen M. Brett	Class A Class B	31,660 —	(3),(4)	* —	*	*

Ronald A. Duncan	Class A Class B	1,426,794 460,021	(4),(5) (5)	2.8 12.0	3.4	6.7

Gina R. Borland	Class A Class B	103,074 1,537	(6) (6)	* *	*	*

Jerry A. Edgerton	Class A Class B	— —		— —	—	—

Donne F. Fisher	Class A Class B	62,135 212,688	(3),(7) (7)	* 5.5	*	2.5

Scott M. Fisher	Class A Class B	306,960 225,000	(8) (8)	* 5.9	*	2.9

William P. Glasglow	Class A Class B	56,604 —	(4),(9)	* —	*	*

G. Wilson Hughes	Class A Class B	840,100 2,765	(10) (10)	1.6 *	1.5	*

John M. Lowber	Class A Class B	682,883 6,287	(11) (11)	1.3 *	1.2	*

Names and Address of Beneficial Owner(1)	Title of Class(2)	Amount and Nature of Beneficial Ownership (#)		% of Class	% of Total Shares Outstanding (Class A & B)(2)	% Combined Voting Power (Class A & B)(2)

Stephen R. Mooney	Class A Class B	— —		— —	—	—

James M. Schneider	Class A Class B	61,660 —	(3),(4)	* —	*	*

Dana L. Tindall	Class A Class B	293,129 3,835	(12) (12)	* *	*	*

GCI Qualified Employee Stock Purchase Plan 2550 Denali St., Ste. 1100 Anchorage, AK 99503	Class A Class B	4,925,784 96,573	(13) (13)	9.6 2.5	9.1	6.6

Estate of Kim Magness c/o David Johnson, Personnel Representative 1512 Larimer St., Ste. 325 Denver, CO 80202	Class A Class B	38,334 435,324		* 11.3	*	4.9

Gary Magness c/o Raymond L. Sutton, Jr. 303 East 17th Ave., Ste 1100 Denver, CO 80203-1264	Class A Class B	137,996 433,924		* 11.3	1.0	5.0

Verizon Communication, Inc. 140 West Street New York, NY 10007	Class A Class B	50,000 1,275,791	(14)	* 33.2	2.4	14.3

Robert M. Walp 804 P Street, Apt. 4 Anchorage, AK 99501	Class A Class B	101,149 303,457	(15) (15)	* 7.9	*	3.5

Wellington Management 75 State Street Boston, MA 02109	Class A Class B	5,596,800 —		10.9 —	10.2	6.3

Westport Asset Management, Inc. 253 Riverside Avenue Westport, CT 06880	Class A Class B	3,212,590 —		6.3 —	5.8	3.6

All Directors and Executive Officers As a Group (18 Persons)	Class A Class B	5,293,713 780,302	(16) (16)	9.8 20.3	10.5	14.2

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

Changes in Control

Pledged Assets and Securities.  Our obligations under our credit facilities are secured by substantially all of our assets.  Should there be a default by us under such agreements, our lenders could gain control of our assets.  We have been at all times during 2005 in compliance with all material terms of these credit facilities.  These obligations and pledges are further described elsewhere in this Form 10-K/A.

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

We are a party to registration rights agreements with Verizon regarding our Class B common stock.  See below within this section, “- Registration Rights Agreements.”

On July 21, 2002 MCI and substantially all of its active U.S. subsidiaries on a combined basis, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court.  On July 22, 2003 the United States Bankruptcy Court approved the settlement agreement for pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI.  MCI emerged from bankruptcy protection on April 20, 2004.  The remaining balance owed by MCI to us after this settlement was $11.1 million, which we have used as a credit against amounts payable for services purchased from MCI.  The full amount of that credit had been applied to those services as of February 2006.  The MCI settlement and release agreements are further discussed elsewhere in the Form 10-K/A.

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

Mr. Duncan’s loans were made for his personal use and to exercise rights under stock option agreements.  The loans accrue interest at the prime rate as published in the Wall Street Journal and are unsecured.  A repayment installment in the amount of $750,000 is due and payable on December 31, 2006, with the remaining balance due and payable on February 8, 2007, together with accrued interest.  The loan agreement included a provision that allowed a $500,000 payment, which would otherwise have been due on December 31, 2002, to be extended to February 8, 2007 in exchange for a payment of $25,000.  The payment date was extended in return for Mr. Duncan’s payment of $25,000 to us on December 31, 2002.  The amounts due may be paid in either cash or stock.  Payments in stock will be valued at the closing price of the stock on the date of payment.  Payments in stock are subject to the covenants in our credit facilities.

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

Registration Rights Agreements

We are a party to a registration rights agreement (“Registration Rights Agreement”) with Verizon regarding all shares it holds in our Class B common stock.

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

Fees and Services

KPMG LLP has provided certain audit, audit-related, and tax services.  The aggregate fees billed in each of these categories for each of the past two fiscal years are as follows:

Audit Fees - Were $672,700 and $722,600 for 2005 and 2004, respectively.  Included in this category are fees for our annual financial statement audit, quarterly financial statement reviews, and reviews of registration statements and other filings by us with the SEC.

Audit-Related Fees - Were $13,500 and $12,500 for 2005 and 2004, respectively.  Included in this category are fees for the audit of the Stock Purchase Plan and review of the related annual report on Form 11-K filed with the SEC.

Tax Fees - Were $30,520 and $29,525 for 2005 and 2004, respectively.  Included in this category are fees for review of our state and federal income tax returns and consultation on various tax matters.

All Other Fees - $-0- for 2005 and $244,469 for 2004.

Part IV

Item 15.  Exhibits, Consolidated Financial Statement Schedules

(l) Consolidated Financial Statements

Included in Part II of this Report:

Reports of Independent Registered Public Accounting Firm	136

Consolidated Balance Sheets, December 31, 2005 and 2004	139

Consolidated Statements of Operations, Years ended December 31, 2005 (as restated), 2004 and 2003	141

Consolidated Statements of Stockholders’ Equity, Years ended December 31, 2005, 2004 and 2003	142

Consolidated Statements of Cash Flows, Years ended December 31, 2005, 2004 and 2003	145

Notes to Consolidated Financial Statements	146

(2) Consolidated Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts is included in note 3 in Notes to Consolidated Financial Statements included in Part II of this report.

Other schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(3) Exhibits	190

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

As discussed in note 18 to the consolidated financial statements, the accompanying consolidated financial statements as of and for the year ended December 31, 2005 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of General Communication, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, except as to the third, fourth and fifth paragraphs of Management’s Report on Internal Control over Financial Reporting (as restated), which are as of December 13, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Anchorage, Alaska
March 15, 2006, except as to notes 1 and 18,
which are as of December 13, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
General Communication, Inc.

We have audited management’s restated assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as restated)  (Item 9A(b)), that General Communication, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s restated assessment based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Communication, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

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

Subsequent to September 30, 2006 the Company determined that a material weakness existed at December 31, 2005 because their policies and procedures did not provide for consistent and effective analysis and implementation of accounting pronouncements as applied to non-routine transactions.  As a result, an error was made regarding the interpretation and application of generally accepted accounting principles related to their purchase of shares of their Series B preferred stock.  The amount that they paid for the preferred stock in excess of the carrying amount of the shares on their balance sheet should have reduced the amount of net income available to common shareholders used to calculate basic and diluted net income per common share.  This material weakness resulted in restatements of their previously issued consolidated financial statements for the year ended December 31, 2005 and the interim financial information for the quarter and six months ended June 30, 2005 and the nine months ended September 30, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of General Communication, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 15, 2006, except as to notes 1 and 18 which are dated as of December 13, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s restated assessment that General Communication, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, General Communication, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 because of the first material weakness described above. In connection with the restatement of the Company’s consolidated financial statements described in notes 1 and 18 to the consolidated financial statements, management has determined that the second material weakness described above also existed as of December 31, 2005.  Accordingly, management and we have restated our respective reports on internal control over financial reporting to include this additional material weakness.

/s/ KPMG LLP
Anchorage, Alaska
March 15, 2006, except as to the third, fourth and fifth paragraphs of Management’s
Report on Internal Control Over Financial Reporting (as restated) which are as of December 13, 2006

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands, except per share amounts)	(As Restated) 2005	2004	2003
Revenues	$443,026	424,826	390,797

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	134,861	139,563	125,383
Selling, general and administrative expenses	154,462	147,360	138,693
Restructuring charge	1,967	—	—
Bad debt expense (recovery)	1,080	(1,074)	(178)
Impairment charge	—	—	5,434
Depreciation and amortization expense	74,126	62,871	52,767
Operating income	76,530	76,106	68,698

Other income (expense):
Interest expense	(34,116)	(27,828)	(35,366)
Loss on termination of capital lease and early extinguishment of debt	(2,797)	(6,136)	—
Amortization and write-off of loan and senior notes fees	(3,406)	(3,790)	(7,732)
Interest income	624	363	560
Other expense, net	(39,695)	(37,391)	(42,538)

Net income before income taxes and cumulative effect of a change in accounting principle	36,835	38,715	26,160

Income tax expense	16,004	17,463	10,074

Net income before cumulative effect of a change in accounting principle	20,831	21,252	16,086

Cumulative effect of a change in accounting principle, net of income tax benefit of $367	—	—	(544)

Net income	20,831	21,252	15,542

Excess of the price paid to redeem Series B redeemable preferred stock over the carrying amount of the preferred stock	2,358	—	—
Preferred stock dividends	148	1,503	2,018

Net income available to common stockholders	$18,325	19,749	13,524

Basic net income available to common stockholders per common share:
Net income available to common stockholders before cumulative effect of a change in accounting principle	$0.34	0.35	0.25
Cumulative effect of a change in accounting principle, net of income tax benefit of $367	—	—	(0.01)
Net income available to common stockholders	$0.34	0.35	0.24

Diluted net income available to common stockholders per common share:
Net income available to common stockholders before cumulative effect of a change in accounting principle	$0.33	0.34	0.25
Cumulative effect of a change in accounting principle, net of income tax benefit of $367	—	—	(0.01)
Net income available to common stockholders	$0.33	0.34	0.24

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Continued)

(Amounts in thousands)	Class A Common Stock	Class B Common Stock	Class A Shares Held in Treasury	Paid-in Capital	Notes Receivable Issued to Related Parties	Retained Earnings	Total

Balances at December 31, 2004	$186,883	3,248	(1,702)	14,957	(3,016)	33,900	234,270
Net income	—	—	—	—	—	20,831	20,831
Tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes	—	—	—	922	—	—	922
Class B shares converted to Class A	1	(1)	—	—	—	—	—
Shares issued under stock option plan	3,989	—	—	—	—	—	3,989
Issuance of stock granted under the Director Compensation Plan	388	—	—	—	—	—	388
Payments received on notes receivable issued to related parties upon stock option exercise	—	—	—	—	1,294	—	1,294
Amortization of the excess of GCI stock market value over stock option exercise cost on date of stock option grant	—	—	—	546	—	—	546
Excess of the price paid to redeem Series B redeemable preferred stock over the carrying amount of the preferred stock	—	—	—	—	—	(2,358)	(2,358)
Common stock repurchases	—	—	(60)	—	—	(16,086)	(16,146)
Common stock retirements	(12,910)	—	—	—	—	12,910	—
Issuance of stock awards	—	—	32	—	—	—	32
Preferred stock series B dividends	—	—	—	—	—	(148)	(148)
Balances at December 31, 2005	$178,351	3,247	(1,730)	16,425	(1,722)	49,049	243,620

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

(a)      Restatement

The Consolidated Statement of Operations for the year ended December 31, 2005 and the related Notes to the Consolidated Financial Statements reflect restated amounts as a result of the adjustment described in note 18.

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

(d)             Earnings per Common Share

Earnings per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2005 (as restated)
	Income (Numerator)	Shares (Denominator)	Per-share Amounts
Net income	$20,831
Less excess of the price paid to redeem Series B redeemable preferred stock over the carrying amount of the preferred stock	2,358
Less Series B preferred stock dividends	148
	2,506
Basic EPS:
Net income available to common stockholders	18,325	54,684	$0.34
Effect of Dilutive Securities:
Unexercised stock options	—	1,190	—
Diluted EPS:
Net income available to common stockholders	$18,325	55,874	$0.33

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2004			2003
	Income (Numerator)	Shares (Denominator)	Per-share Amounts	Income (Numerator)	Shares (Denominator)	Per-share Amounts
Net income before cumulative effect of a change in accounting principle in 2003, net of income tax benefit of $367	$21,252			$16,086
Less preferred stock dividends:
Series B	942			1,418
Series C	561			600
	1,503			2,018
Basic EPS:
Net income before cumulative effect of a change in accounting principle in 2003, net of income tax benefit of $367, available to common stockholders	19,749	56,989	$0.35	14,068	55,675	$0.25
Effect of Dilutive Securities:
Unexercised stock options	—	1,207	—	—	765	—
Diluted EPS:
Net income before cumulative effect of a change in accounting principle in 2003, net of income tax benefit of $367, available to common stockholders	$19,749	58,196	$0.34	$14,068	56,440	$0.25

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

(f)                Redeemable Preferred Stock

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

(g)             Treasury Stock

We account for treasury stock purchased for general corporate purposes under the cost method and include treasury stock as a component of Stockholders’ Equity.

Treasury stock purchased that we intend to retire (whether or not the retirement is actually accomplished) is charged entirely to Retained Earnings.

(h)             Cash Equivalents

Cash equivalents consist of repurchase interest investments and certificates of deposit which are short-term and readily convertible into cash.

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

(i)                 Accounts Receivable and Allowance for Doubtful Receivables

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

(j)                 Inventories

Inventories of merchandise for resale and parts are stated at the lower of cost or market.  Cost is determined using the average cost method.

(k)              Property and Equipment

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

removed and gains or losses are recognized at the time of retirements, sales or other dispositions of property and equipment.

(l)                 Long-lived Assets to be Disposed of

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

(m)           Intangible Assets

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

(n)            Impairment of Intangibles, Goodwill, and Long-lived Assets

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

(o)             Amortization and Write-off of Loan and Senior Notes Fees

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

(p)             Other Assets

Other Assets primarily include long-term deposits and prepayments, a performance bond, and non-trade accounts receivable.  The performance bond of $2.6 million and $2.5 million at December 31, 2005 and 2004, respectively, is a restricted asset.

(q)             Accounting for Derivative Instruments and Hedging Activities

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

(r)                Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

We classify and measure certain financial instruments with characteristics of both liabilities and equity according to SFAS No. 150, “Accounting for Certain Financial

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

(s)              Asset Retirement Obligations

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

(t)                Alaska Airlines, Inc. (“Alaska Airlines”) Contract

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

(u)             Revenue Recognition

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

(v)             Payments Received from Suppliers

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

(w)           Advertising Expense

We expense advertising costs in the year during which the first advertisement appears.  Advertising expenses were approximately $3,188,000, $3,281,000 and $3,727,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(x)               Leases

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

(y)    Interest Expense

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

(z)     Income Taxes

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

(aa)   Costs Associated with Exit or Disposal Activities

We record exit or disposal costs when they are incurred and can be measured at fair value.  The recorded liability is subsequently adjusted for changes in estimated cash flows.

(ab)  Incumbent Local Exchange Carrier (“ILEC”) Over-earnings Refunds

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

(ac)   Stock Option Plan

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

price.  We have adopted SFAS 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.  Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25.

We have adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure as required by SFAS 148.  See note 1(aj) for discussion of SFAS No. 123R, “Share-Based Payment.”

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

	(As restated) 2005	2004	2003
Net income available to common shareholders after cumulative effect of a change in accounting principle in 2003, as previously reported	$18,325	21,252	15,542
Total stock-based employee compensation expense included in reported net income, net of related tax effects	287	215	630
Total stock-based employee compensation expense under the fair-value based method for all awards, net of related tax effects	(1,876)	(2,047)	(1,981)
Pro forma net income available to common shareholders after cumulative effect of a change in accounting principle in 2003	$16,736	19,420	14,191

Basic EPS after cumulative effect of a change in accounting principle in 2003, as previously reported	$0.34	0.35	0.24
Diluted EPS after cumulative effect of a change in accounting principle in 2003, as previously reported	$0.33	0.34	0.24
Basic EPS after cumulative effect of a change in accounting principle in 2003, pro forma	$0.31	0.31	0.22
Diluted EPS after cumulative effect of a change in accounting principle in 2003, pro forma	$0.30	0.31	0.22

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

The calculation of total stock-based employee compensation expense under the fair-value based method includes weighted-average assumptions of a risk-free interest rate, volatility, an expected life, and dividend distributions.

(ad)  Stock Options and Stock Warrants Issued for Non-employee Services

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

(ae)   Use of Estimates

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

(af)   Concentrations of Credit Risk

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

production, as well as tourism, government, and United States military spending.  Though limited to one geographical area and except for MCI, the concentration of credit risk with respect to our receivables is minimized due to the large number of customers, individually small balances, and short payment terms.

(ag)  Software Capitalization Policy

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

(ah)  Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

Certain of our customers have guaranteed levels of service and we account for these guarantees according to FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  We accrue for guarantees as they become probable and estimable.

(ai)   Exchanges of Nonmonetary Assets

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

(aj)  New Accounting Standards

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections–a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  We will adopt this statement January 1, 2006 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

Total Leverage Ratio as defined)	Applicable Margin
>3.75	0.175%
>3.25 but <3.75	0.150%
>2.75 but <3.25	0.125%
< 2.75	0.100%

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

The per share weighted-average fair value of stock options granted during 2005 was $4.81 per share for compensatory and $3.91 for non-compensatory options; for 2004 was $4.65 per share for compensatory and $4.48 for non-compensatory options; and for 2003 was $4.30 per share for compensatory and $2.99 for non-compensatory options.  The amounts were determined as of the options’ grant dates using a Black-Scholes option-pricing model with the following weighted-average assumptions:  2005 - risk-free interest rate of 4.24%, volatility of 0.43, an expected life of 4.95 years, and no dividend distribution; 2004 - risk-free interest rate of 3.62%, volatility of 0.52, an expected life of 5.69 years, and no dividend distribution; and 2003 - risk-free interest rate of 3.45%, volatility of 0.53, an expected life of 5.26 years, and no dividend distribution.

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

Summary information about our stock options outstanding at December 31, 2005 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.11-$5.99	524,490	4.35	$4.62	454,090	$4.53
$6.00-$6.04	751,264	5.77	$6.00	433,364	$6.00
$6.05-$6.49	52,000	5.03	$6.13	51,000	$6.13
$6.50-$6.94	1,579,210	4.44	$6.50	1,419,610	$6.50
$6.95-$7.24	664,500	2.66	$7.00	592,932	$7.00
$7.25-$7.39	1,175,000	6.18	$7.25	278,330	$7.25
$7.40-$8.49	766,293	6.10	$7.98	477,259	$7.80
$8.50-$9.99	823,420	8.75	$9.38	117,133	$9.03
$10.00-$11.24	434,600	9.54	$10.12	19,400	$10.54
$11.25	30,000	5.50	$11.25	24,000	$11.25
$3.11-$11.25	6,800,777	5.75	$7.24	3,867,118	$6.62

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

Letters of Credit

We have letters of credit totaling $5.5 million outstanding under our Amended Senior Credit Facility as follows:

•      $3.0 million to secure payment of certain access charges associated with our provision of telecommunications services within the State of Alaska,

•      $2.4 million to meet obligations associated with our insurance arrangements, and

•      $100,000 to secure right of way access.

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

against our application in February 2006.  The Alaska DigiTel transaction requires certain regulatory approvals and we are uncertain when it will close.

(18)     Restatement of Consolidated Financial Statements

We have restated our Consolidated Statement of Operations for the year ended December 31, 2005 and the related Notes to the Consolidated Financial Statements, for purposes of correcting a misapplication of generally accepted accounting principles in the U.S. (“GAAP”). The restatement adjustment recorded due to the misapplication of GAAP is described below.

Our accounting for a May 25, 2005 transaction in which we repurchased from Toronto Dominion Securities (“TD”) the remaining 4,314 shares of our Series B Preferred stock owned by TD for a total purchase price of $6,607,000 should conform to EITF Abstract, Appendix D, EITF D-42.  The amount that we paid for the preferred stock in excess of the carrying amount of the shares on our balance sheet should have reduced net income available to common shareholders used to calculate basic and diluted net income per common share.

The effect of the corrections on net income available to common shareholders and net income per common share follows.

(Amounts in thousands except per share amounts)	Year ended December 31, 2005

Net income available to common shareholders, as previouslyreported	$20,683
Adjustment	(2,358)
Net income available to common shareholders, as restated	$18,325

Net income per common share:
Basic net income per common share, as previously reported	$0.38
Adjustment	(0.04)
Basic net income per common share, as restated	$0.34

Diluted net income per common share, as previously reported	$0.37
Adjustment	(0.04)
Diluted net income per common share, as restated	$0.33

Notes 1(a), 1(d), and 1(ac) to the consoldiated financial statements have also been restated to reflect the above restatement adjustments.

Item 15(b).  Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company dated December 18, 2000 (30)
3.2	Amended and Restated Bylaws of the Company dated January 28, 2000 (28)
10.3	Westin Building Lease (5)
10.4	Duncan and Hughes Deferred Bonus Agreements (6)
10.5	Compensation Agreement between General Communication, Inc. and William C. Behnke dated January 1, 1997 (19)
10.6	Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska (3)
10.13	MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (8)
10.14	Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (8)
10.15	Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
10.16	Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
10.17	Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
10.20	The GCI Special Non-Qualified Deferred Compensation Plan (11)
10.21	Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI Communication Corp. (11)
10.25	Licenses: (5)
10.25.1	214 Authorization
10.25.2	International Resale Authorization
10.25.3	Digital Electronic Message Service Authorization
10.25.11	Certificate of Convenience and Public Necessity - Telecommunications Service (Local Exchange) dated July 7, 2000 (48)
10.26	ATU Interconnection Agreement between GCI Communication Corp. and Municipality of Anchorage, executed January 15, 1997 (18)
10.29	Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (12)
10.30	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and Alaska Cablevision, Inc. (12)
10.31	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and McCaw/Rock Homer Cable System, J.V. (12)
10.32	Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and McCaw/Rock Seward Cable System, J.V. (12)
10.33	Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among General Communication, Inc., and the Prime Sellers Agent (13)
10.34	First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (13)
10.36	Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order U-96-89(8) dated January 14, 1997 (18)

Exhibit No.	Description
10.37	Amendment to the MCI Carrier Agreement executed April 20, 1994 (18)
10.38	Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (16)
10.39	MCI Carrier Addendum—MCI 800 DAL Service effective February 1, 1994 (16)
10.40	Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (16)
10.41	Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (16)
10.42	Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (18)
10.43	Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (16)
10.44	Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (20)
10.45	First Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated April 1, 1996 (20)
10.46	Service Mark License Agreement between MCI Communications Corporation and General Communication, Inc. dated April 13, 1994 (19)
10.47	Radio Station Authorization (Personal Communications Service License), Issue Date June 23, 1995 (19)
10.50	Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc. and GCI Network Systems dated April 1, 1992 (20)
10.51	Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August 1, 1996 (20)
10.52	Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc. (3)
10.54	Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings dated September 23, 1996 (19)
10.55	Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (19)
10.58	Employment and Deferred Compensation Agreement between General Communication, Inc. and John M. Lowber dated July 1992 (19)
10.59	Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated August 15, 1994 (19)
10.60	Transponder Lease Agreement between General Communication Incorporated and Hughes Communications Satellite Services, Inc., executed August 8, 1989 (9)
10.61	Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and Hughes Communications Galaxy, Inc. dated August 24, 1995 (19)
10.62	Order Approving Application, Subject to Conditions; Requiring Filing; and Approving Proposed Tariff on an Inception Basis, dated February 4, 1997 (19)
10.66	Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp. dated as of July 11, 1997. (23)
10.67	Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System Partnership Contract Variation No. 1 dated as of December 1, 1997. (23)
10.71	Third Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated February 27, 1998 (25)
10.80	Fourth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom. (27)

Exhibit No.	Description
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

14	Code Of Business Conduct and Ethics (originally reported as exhibit 10.118) (42)
21.1	Subsidiaries of the Registrant (48)
23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm) á
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 á
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 á
99	Additional Exhibits:
99.1	The Articles of Incorporation of GCI Communication Corp. (2)
99.2	The Bylaws of GCI Communication Corp. (2)

Exhibit No.	Description
99.7	The Bylaws of GCI Cable, Inc. (14)
99.8	The Articles of Incorporation of GCI Cable, Inc. (14)
99.15	The Bylaws of GCI Holdings, Inc. (19)
99.16	The Articles of Incorporation of GCI Holdings, Inc. (19)
99.17	The Articles of Incorporation of GCI, Inc. (18)
99.18	The Bylaws of GCI, Inc. (18)
99.27	The Partnership Agreement of Alaska United Fiber System (23)
99.28	The Bylaws of Potter View Development Co., Inc. (32)
99.29	The Articles of Incorporation of Potter View Development Co., Inc. (32)
99.30	The Bylaws of GCI American Cablesystems, Inc. (34)
99.31	The Articles of Incorporation of GCI American Cablesystems, Inc. (34)
99.32	The Bylaws of GCI Cablesystems of Alaska, Inc. (34)
99.33	The Articles of Incorporation of GCI Cablesystems of Alaska, Inc. (34)
99.34	The Bylaws of GCI Fiber Communication, Co., Inc. (34)
99.35	The Articles of Incorporation of GCI Fiber Communication, Co., Inc. (34)
99.37	The Articles of Incorporation of Wok 1, Inc. (38)
99.38	The Bylaws of Wok 1, Inc. (38)
99.39	The Articles of Incorporation of Wok 2, Inc. (38)
99.40	The Bylaws of Wok 2, Inc. (38)

♦	Certain information has been redacted from this document which we desire to keep undisclosed.
á	Filed herewith.

Exhibit Reference	Description
2	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1990
3	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1991
5	Incorporated by reference to The Company’s Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
6	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1989.
8	Incorporated by reference to The Company’s Current Report on Form 8-K dated June 4, 1993.
9	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
10	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
11	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
12	Incorporated by reference to The Company’s Form S-4 Registration Statement dated October 4, 1996.
13	Incorporated by reference to The Company’s Current Report on Form 8-K dated November 13, 1996.
14	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit Reference	Description
16	Incorporated by reference to The Company’s Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.
18	Incorporated by reference to The Company’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
19	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
20	Incorporated by reference to The Company’s Amendment No. 2 to Form S-3/A Registration Statement (File No. 333-28001) dated July 21, 1997.
21	Incorporated by reference to The Company’s Amendment No. 3 to Form S-3/A Registration Statement (File No. 333-28001) dated July 22, 1997.
23	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
24	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
25	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
26	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
27	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
28	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
29	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
30	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
31	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
32	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
33	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
34	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
35	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
36	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
37	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
38	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
39	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
40	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
41	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
42	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
43	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

Exhibit Reference	Description
44	Incorporated by reference to The Company’s Annual Definitive Proxy Statement on Form 14A filed on April 30, 2004.
45	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
46	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
47	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
48	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

		By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President
(Chief Executive Officer

Date:	December 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen M. Brett	Chairman of Board and Director	December 13, 2006
Stephen M. Brett

/s/ Ronald A. Duncan	President and Director	December 13, 2006
Ronald A. Duncan	(Principal Executive Officer)

/s/ Jerry A. Edgerton	Director	December 13, 2006
Jerry A. Edgerton

/s/ Scott M. Fisher	Director	December 13, 2006
Scott M. Fisher

/s/ William P. Glasgow	Director	December 13, 2006
William P. Glasgow

/s/ Stephen R. Mooney	Director	December 13, 2006
Stephen R. Mooney

/s/ James M. Schneider	Director	December 13, 2006
James M. Schneider

/s/ John M. Lowber	Senior Vice President, Chief Financial	December 13, 2006
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Alfred J. Walker	Vice President, Chief Accounting	December 13, 2006
Alfred J. Walker	Officer (Principal Accounting Officer)