Form 10-K
period 2006-12-31
GENERAL COMMUNICATION INC
filed 2007-03-19
CIK 808461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading as of the last business day of the registrant’s most recently completed second fiscal quarter of June 30, 2006 was approximately $427,170,000. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Exchange Act) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of February 28, 2007, was:

Class A common stock – 50,423,756, shares; and,

Class B common stock – 3,258,140, shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant’s fiscal year ended December 31, 2006.

GENERAL COMMUNICATION, INC.

2006 ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K is for the year ending December 31, 2006. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

Glossary

We and our industry use many terms and acronyms that may not be familiar to you. To assist you in reading this document, we have provided below definitions of some of these terms.

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

Collocation — The ability of a competitive access provider or CLEC to connect its network to the LEC’s central offices. Physical collocation occurs when a connecting carrier places its network connection equipment inside the LEC’s central offices. Virtual collocation is an alternative to physical collocation pursuant to which the LEC permits a competitive access provider or CLEC to connect its network to the LEC’s central offices on comparable terms, even though the competitive access provider’s or CLEC’s network connection equipment is not physically located inside the central offices.

DAMA — Demand Assigned Multiple Access — Digital satellite earth station technology that allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality.

DBS — Direct Broadcast Satellite — Subscription television service obtained from satellite transmissions using frequency bands that are internationally allocated to the broadcast satellite services. The major providers of DBS are currently The DirecTV Group, Inc. and EchoStar Communications Corporation (marketed as the DISH Network).

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

DVR — Digital Video Recorder — A service that allows digital cable subscribers select, record and store programs and play them at whatever time is convenient. DVR service also provides the ability to pause and rewind “live” television.

Equal Access — Connection provided by a LEC permitting a customer to be automatically connected to the interexchange carrier of the customer’s choice when the customer dials “1.” Also refers to a generic concept under which the Bell system operating companies (“BOC”) must provide access services to AT&T’s competitors that are equivalent to those provided to AT&T.

ETC — Eligible Telecommunications Carrier — A telephone service provider that has agreed to hold out service to all customers (excluding those who fail to pay for service) in the area for which the carrier is designated as an ETC. In return, the carrier is eligible for state and federal universal service funds.

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

GCI — General Communication, Inc. — An Alaska corporation and the Registrant.

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

ILEC — Incumbent Local Exchange Carrier — With respect to an area, the LEC that — (A) on the date of enactment of the Telecommunications Act of 1996, provided telephone exchange service in such area; and (B)(i) on such date of enactment, was deemed to be a member of the exchange carrier association pursuant to section 69.601(b) of the Federal Communications Commission’s (“FCC”) regulations (47 C.F.R. 69.601(b)); or (ii) is a person or entity that, on or after such date of enactment, became a successor or assign of a member described in clause (i).

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

LEC — Local Exchange Carrier — A company providing local telephone services. Each BOC is a LEC.

LMDS — Local Multipoint Distribution System — LMDS uses microwave signals (millimeter wave signals) in the 28 GHz spectrum to transmit voice, video, and data signals within small cells 3-10 miles in diameter. LMDS allows license holders to control up to 1.3 GHz of wireless spectrum in the 28 GHz Ka-band. The 1.3 GHz can be used to carry digital data at speeds in excess of one gigabit per second. The extremely high frequency used and the need for point to multipoint transmissions limits the distance that a receiver can be from a transmitter. This means that LMDS will be a “cellular” technology, based on multiple, contiguous, or overlapping cells. LMDS is expected to provide customers with multichannel video programming, telephony, video communications, and two-way data services. ILECs and cable companies may not obtain the in-region 1150 MHz license for three years following the date of the license grant. Within 10 years following the date of the license grant, licensees will be required to provide ‘substantial service’ in their service regions.

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

PCS — Personal Communication Services — PCS encompasses a range of advanced wireless mobile technologies and services. It promises to permit communications to anyone, anywhere and anytime while on the move. The Cellular Telecommunications Industry Association defines PCS as a “wide range of wireless mobile technologies, chiefly cellular, paging, cordless, voice, personal communications networks, mobile data, wireless private branch exchange, specialized mobile radio, and satellite-based systems.” The Federal Communications Commission defines PCS as a “family of mobile or portable radio communications services that encompasses mobile and ancillary fixed communications services to individuals and businesses and can be integrated with a variety of competing networks.”

Private Line — Uses dedicated circuits to connect customer’s equipment at both ends of the line. Does not provide any switching capability (unless supported by customer premise equipment). Usually includes two local loops and an interexchange carrier circuit.

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

SchoolAccess® — Our Internet and related services offering to schools in Alaska, and some sites in Arizona, Montana and New Mexico. The federal mandate through the 1996 Telecom Act to provide universal service resulted in schools across Alaska qualifying for varying levels of discounts to support the provision of Internet services. The Universal Service Administrative Company through its Schools and Libraries Division administers this federal program.

SDN — Software Defined Network — A switched long-distance service for very large users with multiple locations. Instead of putting together their own network, large users can get special usage rates for calls carried on regular switched long-distance lines.

SMATV — Satellite Master Antenna Television — (Also known as “private cable systems”) are multichannel video programming distribution systems that serve residential, multiple-dwelling units, and various other buildings and complexes. A SMATV system typically offers the same type of programming as a cable system, and the operation of a SMATV system largely resembles that of a cable system — a satellite dish receives the programming signals, equipment processes the signals, and wires distribute the programming to individual dwelling units. The primary difference between the two is that a SMATV system typically is an unfranchised, stand-alone system that serves a single building or complex, or a small number of buildings or complexes in relatively close proximity to each other.

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

VoIP – Voice over Internet Protocol — Technology that allows voice telephone service over broadband Internet connections via digital packets rather than traditional protocols.

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

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Annual Report, but should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” or “continue” or the negative of those words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating those statements, you should specifically consider various factors, including those identified under “Risk Factors,” and elsewhere in this Annual Report. Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

Part I

Item 1. Business

General

In this Annual Report, “we,” “us,” “our” and “the Company” refer to GCI and its direct and indirect subsidiaries.

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

We are the leading integrated, facilities-based communications provider in Alaska, offering local and long-distance voice, cable video, Internet and wireless communications services to consumer and commercial customers under our GCI brand. A substantial number of our customers subscribe to product bundles that include two or more of our services.

Since our founding in 1979, we have consistently expanded our product portfolio to satisfy our customers’ needs. We have benefited from the attractive and unique demographic and economic characteristics of the Alaskan market. We are pioneers of bundled communications services offerings, and believe our integrated strategy of providing innovative bundles of voice, video and data services provides us with an advantage over our competitors and will allow us to continue to attract new customers, retain existing customers and expand our addressable market. We hold leading market shares in long-distance, cable video and Internet services and have gained significant market share in local access and wireless services against the incumbent providers.

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

Financial Information about Industry Segments

Beginning January 1, 2006, we reorganized to more efficiently meet the demands of technological and product convergence by realigning along customer lines rather than product lines. Our four reportable segments became

Consumer, Network Access, Commercial and Managed Broadband, replacing the Long-distance, Cable, Local Access and Internet services segments. Reportable segment data and All Other Category data for 2004 and 2005 have been reclassified for comparability purposes.

For financial information about our reportable segments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also refer to Note 11 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data.”

Recent Developments

Alaska DigiTel Acquisition and Loan. We announced on January 4, 2007, that we closed an agreement to invest $29.5 million in Alaska DigiTel, LLC (“Alaska DigiTel”), an Alaska wireless provider, effective January 1, 2007. Our investment in Alaska DigiTel was previously announced and approval was received from the Federal Communications Commission on December 22, 2006. In exchange for our investment, we received a majority equity interest in Alaska DigiTel but do not own voting control of the venture. We acquired our ownership interest as a passive investment and do not plan any further direct business or resale relationships with Alaska DigiTel at this time. Under the agreement, we are not required to make any further investments in Alaska DigiTel. We view our investment as an incremental way to participate in future growth of the wireless industry in Alaska. Our existing distribution agreement with Dobson Communications Corporation (“Dobson”) remains in full effect and our existing cellular products will continue to compete with Alaska DigiTel in the Alaska market. Management of Alaska DigiTel will not change under the agreement.

We also entered into a Loan Agreement dated as of January 2, 2007 with Alaska DigiTel. Under the Loan Agreement, we have made available to Alaska DigiTel a $15.0 million revolving credit facility. The loans under the Loan Agreement are secured by all personal property of Alaska DigiTel and its subsidiaries, and by the membership interests in Alaska DigiTel held by AKD Holdings, LLC. The Loan Agreement provides that the outstanding loans under the revolving credit facility will convert to a term loan on December 31, 2008. Principal on the term loan will be due in quarterly installments beginning March 31, 2009 equal to 1.25% of the term loan, increasing to 2.50% beginning March 31, 2010. The remaining balance of the term loan is due on June 30, 2011.

Development of our Business during the Past Fiscal Year

Stock Repurchase Approvals. Our Board of Directors previously authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class B common stock. Our Board of Directors authorized us and we obtained permission from our lenders for up to $60.0 million of repurchases through December 31, 2006. We are authorized to continue our stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds, in our discretion, to repurchase additional shares. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters. During 2006 we repurchased 2,858,000 shares of our common stock at a cost of approximately $34.7 million. We may continue the repurchases for an indefinite period subject to the availability of free cash flow, availability under our credit facilities, and the price of our Class A and Class B common stock. The repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

Indefeasible Right of Use (“IRU”) Commitment. On July 31, 2006, through our subsidiary GCI Communication Corp. (“GCC”), we entered into an agreement to purchase an IRU in the Kodiak-Kenai Cable Company, LLC’s marine-based fiber optic cable system linking Anchorage to Kenai, Homer, Kodiak, Narrow Cape on Kodiak Island, and Seward, Alaska. We have committed to purchase a minimum of $8.0 million to $8.5 million in IRU capacity in three installments through 2011. We provisionally accepted a portion of such capacity in December 2006.

Capital Lease Obligation. On March 31, 2006, through our subsidiary GCC we entered into an agreement to lease transponder capacity on Intelsat, Ltd.’s (“Intelsat”) acquired PanAmSat Corporation on June 30, 2006) Galaxy 18 spacecraft that is expected to be launched during 2007. We will also lease capacity on the Horizons 1 satellite, which is owned jointly by Intelsat and JSAT International, Inc. The leased capacity is expected to replace our existing transponder capacity on Intelsat’s Galaxy 10R satellite and other leased capacity when it reaches its end of life.

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

There is uncertainty whether the Galaxy 18 spacecraft will launch on schedule. The contracted provider of launch services for Galaxy 18 experienced a launch failure on January 20, 2007 that damaged the launch platform. The extent of the damage to the platform and cause of the rocket failure are under investigation. We expect that the launch date will be revised after the failure analyses is completed and the repair schedule is determined. We are working with Intelsat to develop contingency plans that provide for continued satellite service in the event the new launch date extends beyond the Galaxy 10R satellite’s end-of-life.

You should see “Part I — Item 1. Business — Regulation, Franchise Authorizations and Tariffs” for regulatory developments since 2005.

Narrative Description of our Business

General

We are the largest Alaska-based and operated integrated communications provider. A pioneer in bundled service offerings, we provide facilities-based local and long distance voice, cable video, Internet and data communications services, and resell wireless telephone services, to consumer, network access, commercial and managed broadband customers under our GCI brand.

We generated consolidated revenues of $477.5 million in 2006. We ended the year with approximately 101,000 long-distance accounts, 111,000 local access lines in service, 126,000 basic cable subscribers, 29,000 wireless subscribers, and 105,000 Internet subscribers, including 86,000 cable modem subscribers. A substantial number of our customers subscribe to product bundles that include two or more of our services.

Since our founding in 1979, we have consistently expanded our product portfolio to satisfy our customers’ needs. We have benefited from the attractive and unique demographic and economic characteristics of the Alaskan market. We believe our integrated strategy of providing innovative bundles of voice, video and data services provides us with an advantage over our competitors and will allow us to continue to attract new customers, retain existing customers and expand our addressable market. We hold leading market shares in long-distance, cable video and Internet services and have gained significant market share in local access against an incumbent provider. We are increasing our market share in the wireless services market against the incumbent providers.

Through our focus on long-term results and strategic capital investments, we have consistently grown our revenues and expanded our margins. Our integrated strategy provides us with competitive advantages in addressing the challenges of converging communications, video and broadband markets and has been a key driver of our success. Today, using our extensive communications networks, we provide customers with integrated communications services packages that we believe are unmatched by any other competitor in Alaska.

We operate a broadband communications network that permits the delivery of a seamless integrated bundle of communications, entertainment and information services. We offer a wide array of consumer and commercial communications and entertainment services — including local access telephone, long-distance and wireless communications, cable television, consulting services, network and desktop computing outsourced services, and dial-up, broadband (cable modem, wireless and DSL) and dedicated Internet access services at a wide range of speeds — all under the GCI brand name.

We believe that the size and growth potential of the voice, video and data market, the increasing deregulation of communications services, and the increased convergence of telephony, wireless, and cable services continue to offer us considerable opportunities to integrate our communications, Internet and cable services and expand into communications markets both within and, longer-term, possibly outside of Alaska.

Considerable deregulation has already taken place in the United States because of the 1996 Telecom Act with the barriers to competition between long-distance, local exchange and cable providers being lowered. We believe our continued development of cable video service, local exchange service, Internet services, broadband services, and wireless services leave us well positioned to take advantage of deregulated markets.

Competition in the Communications Industry

There is substantial competition in the communications industry. The traditional dividing lines between providers offering long-distance, local and wireless telephone services, Internet services and video services are increasingly becoming blurred. Through mergers and various service integration and product bundling strategies, major providers, including us, are striving to provide integrated communications service offerings within and across geographic markets. The converging communications industry is competing to deliver service bundles that include voice, broadband Internet access, and video content. We maintain a strong competitive position; however, there is active competition in the sale of substantially all products and services we offer. For more information about competition in each of our reportable segments, you should refer to each section titled “Competition” in “Description of our Business by Reportable Segment” below.

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

Bundled Service Offerings. Ownership and control of our network and communications assets have enabled us to effectively market bundled service offerings. Bundling facilitates the integration of operations and administrative support to meet the needs of our customers. Our product and service portfolio includes stand-alone offerings and bundled combinations of local and long-distance voice and data services, cable video, broadband (cable modem, fixed wireless and DSL), dedicated Internet access services, mobile wireless and other services.

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

Favorable Alaskan Market Dynamics. The Alaskan communications market is characterized by its large geographic size and isolated markets that include a combination of major metropolitan areas and small, dense population clusters, which create a deterrent to potential new entrants. Due to the remote nature of its communities, the state’s residents and businesses rely extensively on our systems to meet their communications needs. We believe that, when compared to national averages, Alaskan households spend more on communications services. According to the United States Census Bureau, the median household income in Alaska was 21% higher than the 2003 United States national average, and according to the Alaska Department of Revenue, in fiscal 2007, federal spending in Alaska is expected to increase 55% over 2006 spending. We believe there is a positive outlook for continued growth.

Experienced Management Team. Our experienced management team has a proven track record and has consistently expanded our business and improved our operations. Our senior management averages more than 25 years of experience in the communications industry and more than 18 years with our Company.

Business Strategy

We intend to continue to increase revenues and cash flow using the following strategies:

Continue to Offer Bundled Products. We offer innovative service bundles to meet the needs of our consumer and commercial customers. We believe that bundling our services significantly improves customer retention, increases revenue per customer and reduces customer acquisition expenses. Our experience indicates that our bundled customers are significantly less likely to churn, and we experience less price erosion when we effectively combine our offerings. Bundling improves our top line growth, provides operating cost efficiencies that expand our margins and drives our overall business performance. As a measure of success to date, substantially all of our local customers subscribe to our long-distance service and over 60% of our cable video subscribers also subscribe to our high-speed Internet service.

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

Deliver Industry Leading Customer Service. We have positioned ourselves as a customer service leader in the Alaska communications market. We reorganized our operations in January 2006 to more effectively focus our organization on our customers. We operate our own customer service department and maintain and staff our own call centers. We have empowered our customer service representatives to handle most service issues and questions on a single call. We prioritize our customer services to expedite handling of our most valuable customers’ issues, particularly for our largest commercial customers. We believe our integrated approach to customer service, including setting up the service, programming various network databases with the customer’s information, installation, and ongoing service, allows us to provide a customer experience that fosters customer loyalty.

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

Description of our Business by Reportable Segment

Overview

Beginning January 1, 2006, we reorganized along customer lines rather than product lines. Our four reportable segments became Consumer, Network Access, Commercial and Managed Broadband, replacing the Long-distance, Cable, Local Access and Internet services segments. Our reportable segments are business units that offer different products, are each managed separately, and serve distinct types of customers.

Following are our new segments and the services and products each offers to its customers:

Reportable Segments
Services and Products	Consumer	Network Access	Commercial	Managed Broadband
Voice:
Long-Distance	X	X	X
Local Access	X	X	X
Directories			X

Video	X		X

Data:
Internet	X	X	X	X
Private Line and Private Networks		X	X	X
Managed Services			X	X
Managed Broadband Services				X

Wireless	X		X

We market and sell our products and services to consumer and commercial customers. In general, our Consumer segment customers include residential customers, and our Commercial segment customers include small businesses, local, national and global businesses, governmental entities, and public and private educational institutions. We distribute our products and services to these customers through a variety of channels, including direct sales, telemarketing and media advertising. We also provide our products and services to other telecommunications providers who purchase our products and services on a wholesale basis. We distribute our wholesale products and services through direct sales.

Many of our networks and facilities are utilized by more than one segment to provide services and products to our customers. The following description of our business by reportable segment includes a comprehensive discussion within the Consumer segment section with references to that section if such common network and facility use exists in another segment. Similarly, many of the same services and products are sold to our customers in different segments. The following description of our business by reportable segment includes a comprehensive discussion of services and products within the Consumer Segment section with references to that section if such common services and products exist in another segment.

The following discussion includes information about significant products and services, facilities, customers, competition and seasonality for each of our four reportable segments.

Consumer Segment

We offer a full range of communications products and services to our consumer customers. Consumer segment revenues for 2006, 2005 and 2004 are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Total revenues [1]	$178,951	162,928	151,499

1 See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 11 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Consumer segment.

Products and Services

Our Consumer segment offers a full range of voice, video, data and wireless products and services to residential customers.

Voice Products and Services

Long-Distance

We are engaged in the transmission of interstate and intrastate-switched message telephone service communications service between the major communities in Alaska, and the remaining United States and foreign countries. Our message toll services include intrastate, interstate and international direct dial, toll-free 800, 888, 877 and 866 services, our calling card, operator and enhanced conference calling. Subscribers generally may cancel service at any time.

We have positioned ourselves as a price, quality, and customer service leader in the Alaska communications market. The value of our long-distance services is generally designed to be equal to or greater than that for comparable services provided by our competitors.

Local Access

Our own DLPS facilities and collocated remote facilities that access the ILEC’s unbundled network element loops allow us to offer full featured local service products to consumer customers. In areas where we do not have our own DLPS facilities or access to ILEC loop facilities, we offer service using total service resale of the ILEC’s local service in Anchorage, and either total service resale or UNE platform in Fairbanks and Juneau.

Our package offerings are competitively priced and include popular features, including caller ID, voice messaging, call forwarding, and call waiting.

Video Products and Services

We are the largest operator of cable systems in Alaska, serving approximately 124,000 Consumer and 1,500 Commercial basic subscribers at December 31, 2006. Our cable television systems serve 40 communities and areas in Alaska, including the state’s four largest urban areas, Anchorage, Fairbanks, the Mat-Su Valley and Juneau.

We offer a full range of video services over our broadband cable systems. We tailor our channel offerings for each system serving a particular geographic area according to applicable local and federal regulatory requirements, programming preferences, demographics and the capabilities of our cable facilities in each system. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment the subscriber uses. Our video service offerings include the following:

Basic cable. Our basic cable service consists of a limited analog basic service with access to between 12 and 19 channels of programming and an expanded analog basic service with access to between 12 and 60 channels of programming. These services generally consist of programming provided by national and local broadcast networks, national and regional cable networks, and governmental and public access programming.

Digital cable. Our digital cable service uses a digital set-top box to deliver up to 48 channels of video programming, multiple music channels and an interactive program guide.

High-Definition Television. Our HDTV service provides our digital subscribers with improved, high-resolution picture quality, improved audio quality and a wide-screen, theater-like display. Our HDTV service offers a broad selection of high-definition programming with access of up to 16 high-definition channels including most major broadcast networks, leading national cable networks, premium channels and national sports networks.

Digital Video Recorder. Our advanced DVR service lets digital cable subscribers select, record and store programs and play them at whatever time is convenient. DVR service also provides the ability to pause and rewind “live” television.

Premium channel programming. Our premium channel programming service, which includes cable networks such as Home Box Office, Showtime, Starz and Cinemax, generally offers, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features.

Pay-per-view programming. Our pay-per-view service permits our cable subscribers to order, for a separate fee, individual feature motion pictures and special event programs, such as professional boxing, professional wrestling and concerts, on an unedited, commercial-free basis.

Data Products and Services

Internet

We primarily offer three types of Internet access for consumer use: high-speed cable modem, dial-up and fixed wireless. Value-added Internet features, such as email virus detection, personal web site and domain hosting, and additional email accounts, are available for additional charges. Our consumer high-speed cable modem Internet service offers up to 10 Mbps access speeds as compared with up to 56 kbps access through standard copper wire dial-up modem access. Our fixed wireless product is available in 139 communities. Three distinct products are offered; 56 kbps, 256 kbps, and 256 kbps for multiple computers. We provide 24-hour customer service and technical support via telephone or online.

An entry-level cable modem service also offers free data transfer up to one gigabit per month at a rate of 64 Kbps and can be connected 24-hours-a-day, 365-days-a-year, allowing for real-time information and e-mail access. This product acts as a dialup replacement and upgrade since it is always connected and provides more efficient data transfer. Cable modems use our coaxial cable plant that provides cable television service, instead of the traditional ILEC copper wire. Coaxial cable has a much greater carrying capacity than telephone copper wire and can be used to simultaneously deliver both cable television (analog or digital) and Internet access services.

Wireless Products and Services

We offer mobile cellular services by reselling Dobson’s services under our brand name. We offer fixed wireless local access services over our own facilities, and have purchased PCS and LMDS wireless broadband licenses in FCC auctions covering markets in Alaska. Our mobile wireless service is currently available to our customers located in Anchorage, Fairbanks, Fort Greely, Juneau, Kenai/Soldotna, Kodiak, Nome, North Pole, Palmer/Wasilla, Homer, Ketchikan, Petersburg, Prudhoe Bay, Seward, Sitka, Valdez and Wrangell, Alaska.

We offer our customers a variety of rate plans so they can choose the plan that best fits their expected calling needs. We focus our offers to take advantage of the digital global system for mobile communications, or GSM network. Consumer voice service is generally offered on a contract basis for one or two year periods. Under the terms of these contracts, service is billed and provided on a monthly basis according to the applicable rate plan chosen. Our offerings include regional and national rate plans at a variety of pricing tiers. Our rate plans generally combine a fixed monthly access charge, a designated number of minutes-of-use, per minute usage charges for minutes in excess of the included amount and additional charges for certain custom-calling features. Most of our plans include basic features such as voice messaging, caller ID, call forwarding and call waiting, and two-way text messaging.

We sell a variety of handsets and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We also sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items. We provide contract subscribers substantial equipment subsidies to initiate or upgrade service.

Bundled Products and Services

We combine one or more of our individual product or service offerings into bundles that we sell to our Consumer segment customers at attractive prices. For example, our Internet offerings are coupled with our long-distance, cable television, and local services offerings and provide free basic Internet services (both dial-up and cable modem access) if certain plans are selected. We have introduced a line of broadband products for customers with our bundled local, long distance and cable entertainment that provide much higher speeds and unlimited downloads. Additional cable modem service packages tailored to high-use consumer Internet users are also available.

Sales and Marketing

Our Consumer segment sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sale opportunities. We sell our Consumer segment services through telemarketing, direct mail advertising, door-to-door selling, up-selling by our customer service and call center personnel, local media advertising, retail stores, and through our website.

Facilities

Voice Facilities

We operate a modern, competitive communications network employing the latest digital transmission technology based upon fiber optic facilities within and between Anchorage, Fairbanks, Prudhoe Bay, and Juneau, Alaska. Our facilities include two self-constructed and financed digital undersea fiber optic cables linking our Alaska terrestrial networks to the networks of other carriers in the Lower 49 States. AULP East was placed into service in February 1999 and connects Whittier, Valdez and Juneau, Alaska and Seattle, Washington. AULP West was placed into service in June 2004 and connects Seward, Alaska to Warrenton, Oregon. The Seward cable landing station connects to our switching and distribution center in Anchorage and the Warrenton cable landing station connects to our switching and distribution center in Seattle via long-term leased capacity. The combination of AULP East and AULP West provides us with the ability to provide fully protected geographically diverse routing of service between Alaska and the Lower 48 States.

On July 31, 2006 we entered into an agreement to purchase an IRU in the Kodiak-Kenai Cable Company, LLC’s marine-based fiber optic cable system linking Anchorage to Kenai, Homer, Kodiak, Narrow Cape on Kodiak Island, and Seward, Alaska. We provisionally accepted a portion of such capacity in December 2006.

These undersea fiber optic cable systems allow us to carry our military base traffic and our Anchorage, Delta Junction, Eagle River, Fairbanks, Glenallen, Homer, Juneau, Kenai, Kodiak, Palmer, Prudhoe Bay, Seward, Soldotna, Valdez, Wasilla, and Whittier, Alaska traffic to and from the contiguous Lower 48 States and between these instate locations over terrestrial circuits, eliminating the one-half second round trip delay associated with satellite circuits.

Another carrier completed construction of fiber optic facilities connecting points in Alaska to the Lower 48 States in 1999. The additional fiber system provides direct competition to services we provide on our owned fiber optic facilities; however, this fiber system also provides an alternative routing path for us for a limited amount of traffic in case of a major fiber outage in our systems.

We use satellite transponders to transmit voice and data traffic to remote areas of Alaska. We acquired satellite transponders on Intelsat Galaxy XR satellite in March 2000 to meet our long-term satellite capacity requirements. We further augmented capacity on Galaxy XR with the lease of a seventh C-band transponder in October, 2002. We continue to develop and deploy new technology to further increase the efficiency of bandwidth utilization for our satellite network. With a sparse population spread over a large geographic area, neither terrestrial microwave nor fiber optic transmission technology is considered to be economically feasible in rural Alaska in the foreseeable future. See “Part I — Item 1A — Risk Factors — If a failure occurs in our satellite communications systems, our ability to immediately restore the entirety of our service may be limited.” for more information.

We operate digital microwave systems to link Anchorage with the Kenai Peninsula, and our Prudhoe Bay Earth Station with Deadhorse. Digital microwave facilities are also used between our Fairbanks earth station and our Fairbanks distribution center. Virtually all switched services are computer controlled, digitally switched, and interconnected by a packet switched SS7 signaling network.

Other facilities include major earth stations at Adak, Barrow, Bethel, Cordova, Dillingham, Dutch Harbor, Eagle River, Galena, Juneau, Ketchikan, King Salmon, Kodiak, Kotzebue, McGrath, Nome, Prudhoe Bay, Sitka, Unalakleet, and Yakutat, all in Alaska, serving the communities in their vicinity, and at Issaquah, Washington, which provides interconnection to Seattle and the Lower 48 States for traffic to and from major Alaska earth stations. The Eagle River earth station is linked to the Anchorage distribution center by fiber optic facilities.

We use SONET as a service delivery method for our terrestrial metropolitan area networks as well as our long-haul terrestrial and undersea fiber optic cable networks.

A fiber optic cable system from our Anchorage distribution center connects to the Matanuska Telephone Association (“MTA”) Eagle River central office and to our major hub earth station in Eagle River. The Issaquah earth station is connected with the Seattle distribution center by means of diversely-routed leased fiber optic cable transmission systems, each having the capability to restore the other in the event of failure. The Juneau earth station and distribution centers are collocated. We have digital microwave facilities serving the Kenai Peninsula communities. We maintain earth stations in Fairbanks (linked by digital microwave to the Fairbanks distribution center), Juneau (collocated with the Juneau distribution center), Anchorage (Benson earth station), and in Prudhoe Bay as fiber network restoration earth stations. Our Benson earth station also uplinks our statewide video service; such service may be pre-empted if earth station capacity is needed to restore our fiber network between Anchorage and Prudhoe Bay.

We use our DAMA facilities to serve 69 additional locations throughout Alaska. DAMA is a digital satellite earth station technology that allows calls to be made between remote villages using only one satellite hop, thereby reducing satellite delay and capacity requirements while improving quality. In addition, 54 (for a total of 123) C-band facilities provide dedicated Internet access and Private Network services to rural public schools, hospitals, health clinics, and natural resource development industries throughout Alaska. Our Network of 83 Ku- band facilities provide dedicated Internet access, Telehealth and private network services to rural public schools, hospitals, health clinics, and natural resource development industries throughout Alaska, and in 10 locations in the Lower 48 States.

We entered the local services market in Anchorage in 1997. At December 31, 2006 we could access approximately 96%, 70% and 38% of Anchorage, Fairbanks, and Juneau area local loops, respectively, from our collocated remote facilities and DLC installations, excluding Fort Wainwright and Eielson Air Force Base areas.

Our Anchorage, Fairbanks, and Juneau distribution centers contain electronic switches to route calls to and from local exchange companies and, in Seattle, to obtain access to Verizon Communications Inc. (“Verizon”), Sprint Nextel Corporation (“Sprint Nextel”) and other carriers to distribute our southbound traffic to the remaining 49 states and international destinations. Our extensive metropolitan area fiber network in Anchorage supports cable television, Internet and telephony services. The Anchorage, Fairbanks, and Juneau facilities also include digital access cross-connect systems, frame relay data switches, Internet platforms, and in Anchorage and Fairbanks, collocation facilities for interconnecting and hosting equipment for other carriers. We also maintain an operator and customer service center in Wasilla, Alaska. Our operator services traffic is processed by an integrated services platform that also hosts answering services, directory assistance, and internal conferencing services.

We continue our DLPS deployment utilizing our Anchorage and Juneau coaxial cable facilities. We plan to extend our DLPS deployment in 2007 to Eagle River, Fairbanks, Ketchikan, Palmer, and Wasilla, Alaska. This delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC. We have committed to purchase a certain number of broadband multi-media terminal adapters and other vendor equipment.

Video Facilities

Our statewide cable systems consist of 2,775 miles of installed cable plant having 450 to 625 MHz of channel capacity. Our cable television businesses are located throughout the State of Alaska including the communities of Alpine, Anchorage, Barrow, Bethel, Cordova, Eagle River, Eielson AFB, Elmendorf AFB, Fairbanks, Fort Greely, Fort Richardson, Fort Wainwright, Homer, Juneau, Kenai, Ketchikan, Kodiak, Kodiak Coast Guard Air Station, Kotzebue, Kuparuk, Nome, North Pole, Palmer, Petersburg, Prudhoe Bay, Seward, Sitka, Soldotna, Valdez, Wasilla, and Wrangell, Alaska. Our facilities include cable plant and head-end distribution equipment. Certain of our head-end distribution centers are collocated with customer service, sales and administrative offices.

Data Facilities

We provide access to the Internet using a platform that includes many of the latest advancements in technology. The physical platform is concentrated in Anchorage and is extended into many remote areas of the state. Our Internet platform includes the following:

•	Our Anchorage facilities are connected to multiple Internet access points in Seattle through multiple, diversely routed networks;
•	We use multiple routers on each end of the circuits to control the flow of data and to provide resiliency; and
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

Bandwidth is made available to our Internet segment through our AULP East and AULP West undersea fiber cable systems and our Galaxy XR transponders.

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

Wireless Facilities

We closed a 10-year distribution agreement with Dobson in 2004 allowing us to resell Dobson cellular services. We provide limited wireless local access and Internet services using our own facilities utilizing our 30-MHz PCS license and unlicensed 2.4 GHz spectrum. We provide the service through 802.11 (a set of wireless standards), and wireless DOCSIS (a data over cable service interface specification).

Customers

A discussion of Consumer segment customers by product type follows.

Voice Customers

Long-Distance

We had approximately 89,800 and 95,000 Consumer segment long-distance message telephone service accounts at December 31, 2006 and 2005, respectively. Comparable 2004 data is not available due to our billing system conversion in 2005. The 2006 decrease is primarily due to a decrease in the total number of long-distance services subscribers in the markets we serve resulting from customers substituting wireless phone, prepaid calling card, VoIP and email usage for direct dial minutes.

Equal access conversions have been completed in all communities where we serve with owned facilities. Equal access is in progress in several small communities where we are expanding our owned facilities. We estimate that we carry greater than 50% of combined consumer and commercial traffic as a statewide average for both originating interstate and intrastate message telephone service.

Revenues derived from Consumer segment long-distance services in 2006, 2005 and 2004 totaled $20.6 million, $23.5 million and $23.3 million, respectively, representing approximately 4.3%, 5.3% and 5.5% of our total revenues in 2006, 2005 and 2004, respectively.

A summary of our Consumer segment switched long-distance message telephone service traffic (in minutes) follows:

	Year Ended December 31,
	2006	2005	2004
Consumer long-distance minutes: [1]	(in millions)
Interstate	109.1	125.5	124.3
Intrastate	27.2	32.0	34.1
International	5.6	5.5	4.7
Total	141.9	163.0	163.1
___________________________ [1] All minutes data were taken from our internal billing statistics reports. ___________________________

Although we have several agreements to facilitate the origination and termination of international toll traffic, we have neither foreign operations nor export sales. See “Part I — Item 1 — Business — Financial Information about our Foreign and Domestic Operations and Export Sales” for more information.

Local Access

We had approximately 66,200, 68,400 and 67,600 Consumer segment local access lines in service from Anchorage, Fairbanks, and Juneau, Alaska subscribers at December 31, 2006, 2005 and 2004, respectively. We began providing local access services in Fairbanks in 2001 and in Juneau in 2002. We ended 2006 with market share gains in substantially all market segments.

Revenues derived from Consumer segment local access services in 2006, 2005 and 2004 totaled $25.0 million, $23.3 million and $19.9 million, respectively, representing approximately 5.2%, 5.3% and 4.7% of our total revenues in 2006, 2005 and 2004, respectively.

Video Customers

Our cable systems passed approximately 219,900, 215,000 and 207,200 homes at December 31, 2006, 2005 and 2004, respectively, and served approximately 124,000, 122,600 and 120,600 basic Consumer segment subscribers at December 31, 2006, 2005 and 2004, respectively. Revenues derived from Consumer segment video services totaled $90.2 million, $84.7 million and $81.2 million in 2006, 2005 and 2004, respectively, representing approximately 18.9%, 19.1% and 19.1% of our total revenues in 2006, 2005 and 2004, respectively.

Data Customers

We had approximately 93,900, 92,200 and 91,000 total active Consumer segment Internet subscribers at December 31, 2006, 2005 and 2004, respectively. Included in these totals were approximately 78,500, 70,800 and 59,800 active Consumer segment cable modem Internet subscribers at December 31, 2006, 2005 and 2004, respectively. Revenues derived from Consumer segment Internet services totaled $29.4 million, $25.3 million and $24.3 million, in 2006, 2005 and 2004, respectively, representing approximately 6.2%, 5.7% and 5.7% of our total revenues in 2006, 2005 and 2004, respectively.

Wireless Customers

We had approximately 28,900, 16,000 and 9,500 total active Consumer segment and Commercial segment wireless subscribers at December 31, 2006, 2005 and 2004, respectively. Data is not available to separately identify the number of Consumer segment and Commercial segment customers. Our Consumer segment wireless services revenue totaled $13.7 million, $6.1 million and $2.8 million in the years ended December 31, 2006, 2005 and 2004, respectively, or approximately 2.9%, 1.4% and 0.7% of total revenues, respectively.

Competition

A discussion of competition by product and service in our Consumer segment follows. See “Item 1A. — Risk Factors — We face intense competition that may reduce our market share and harm our financial performance.”

Voice Products and Services Competition

Long-Distance

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

In the intrastate, interstate and international long-distance market, we compete against AT&T Alascom, Inc., Alaska Communications Systems Group, Inc. (“ACS”), MTA and certain smaller rural local telephone carrier affiliates. AT&T Alascom, as a subsidiary of AT&T, has access to greater financial, technical and marketing resources than we have. There is also the possibility that new competitors will enter the Alaska market. In addition, wireless and VoIP services continue to grow as an alternative to wireline services as a means of reaching customers. Wireless local number portability allows consumers to retain the same phone number as they change service providers allowing for interchangeable and portable fixed-line and wireless numbers. Some consumers now use wireless service as their primary voice phone service for local and long-distance calling.

Historically, we have competed in the long-distance market by offering discounts from rates charged by our competitors and by providing desirable packages of services. Discounts have been eroded in recent years due to lowering of prices by AT&T Alascom and entry of other competitors into the long-distance markets we serve. In addition, our competitors offer their own packages of services.

Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies.

Under the terms of the acquisition of Alascom by AT&T Inc., which were retained in the subsequent acquisition of AT&T by SBC Communications Inc., AT&T Alascom rates and services must mirror those offered by AT&T Inc., so changes in AT&T Inc. prices indirectly affect our rates and services. AT&T Inc.’s and AT&T Alascom’s interstate prices are regulated under a price cap plan whereby their rate of return is not regulated or restricted. Price increases by AT&T Inc. and AT&T Alascom generally improve our ability to raise prices while price decreases pressure us to follow. We believe we have, so far, successfully adjusted our pricing and marketing strategies to respond to AT&T Inc. and other competitors’ pricing practices. However, if competitors significantly lower their rates, we may be forced to reduce our rates, which could have a material adverse effect on our financial position, results of operations or liquidity.

Local Access

Data obtained from the RCA indicates that there are 23 ILECs and 12 CLECs certified to operate in the State of Alaska. We compete against ACS, the ILEC, and AT&T Alascom in Anchorage, Juneau and Fairbanks. AT&T Alascom offers local exchange service only to consumer customers through total service resale.

We plan to provide local telephone service in other locations in the future where we would face other competitors. Our request for interconnection for the purposes of local access competition with MTA was approved by the RCA in 2006 and we intend to commence local service entry into the Mat-Su Valley during 2007. The RCA granted amendments to our certificates to provide local service in areas where population growth has occurred and is likely to occur over the next five years. The service area changes are in Anchorage, Bethel, Cordova, Fairbanks, Homer, Juneau-Douglas, Kenai, Soldotna, Sterling, Ketchikan, Kodiak, Kotzebue, Nome, Palmer-Wasilla, Petersburg, Seward, Sitka, Valdez and Wrangell. The RCA also granted amendments to our local telephone certificate to provide local service to the entire service areas of Ketchikan Public Utilities, Cordova Telephone Cooperative, Copper Valley Telephone Cooperative (“CVTC”), MTA, the Glacier State service area, Alaska Telephone Company, Interior Telephone Company, United-KUC, Mukluk Telephone Company, Wrangell, Petersburg, Sitka, Seward, Bethel and Nome. We expect further competition in the marketplaces we serve as other companies may receive certifications.

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

We believe that we have certain advantages over ILECs in providing communications services, including awareness by Alaskan customers of the GCI brand-name, our facilities-based communications network, and our prior experience in, and knowledge of, the Alaskan market.

See “Regulation, Franchise Authorizations and Tariffs — Communications Operations” below for more information.

Video Products and Services Competition

Our cable television systems face competition from alternative methods of receiving and distributing television signals, including DBS and digital video over telephone lines, broadband IP-based services, wireless and SMATV systems, and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services, Internet services and home video products, including videotape cassettes and video disks. Our cable television systems also face competition from potential overbuilds of our existing cable systems by other cable television operators and municipally-owned cable systems, and alternative methods of receiving and distributing television signals. The extent to which our cable television systems are competitive depends, in part, upon our ability to provide quality programming and other services at competitive prices.

We believe that the greatest source of potential competition for video services could come from the DBS industry. Two major companies, The DirecTV Group, Inc. and EchoStar Communications Corporation are currently offering nationwide high-power DBS services. We also are subject to competition from providers of digital video over telephone lines in the Mat-Su Valley and in Ketchikan. With the addition of Anchorage local broadcast stations, increased marketing, ILEC and DBS alliances, and emerging technologies creating new opportunities, competition from these sources has increased and will likely continue to increase.

DBS is more competitive with cable in the Alaska market than it once was because technological advances have improved signal quality and reduced equipment costs, local programming is more widely available than it once was, and ILECs are teaming with DBS providers to offer bundled solutions that compete with our offerings.

In the past, the majority of Alaska DBS subscribers were required to bear the cost of and install larger satellite dishes (generally three to six feet in diameter) because of the weaker satellite signals available in northern latitudes, particularly in communities surrounding, and north of, Fairbanks. In addition, the satellites had a relatively low altitude above the horizon when viewed from Alaska, making their signals subject to interference from mountains, buildings and other structures. Satellite placements have provided Alaska residents with a DBS package that requires a smaller satellite dish (typically 18 inches); however, a second larger dish is required if the subscriber wants to receive a channel line-up similar to that provided by our cable systems with high-definition programming. In addition to the dish and equipment cost deterrents, DBS signals are subject to degradation from atmospheric conditions such as rain and snow. The changing nature of technology and of the DBS business may result in greater satellite coverage within the State of Alaska.

Several ILECs in the Lower 48 and the largest ILEC in Alaska have engaged in marketing arrangements to provide DBS services along with local telephone and other services. Similar arrangements could be extended to other ILECs in the markets we serve in Alaska. In December 2005 DirecTV launched a new satellite, permitting them to transmit a stronger signal and deliver local network programming in certain communities in Alaska. They now join EchoStar which in 2003 launched Anchorage local network programming for an additional fee.

The ILECs in the Mat-Su Valley and Ketchikan offer digital video service over telephone lines in limited areas. Their product offerings and price points are similar to our product offerings.

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

We expect to continue to provide, at reasonable prices and in competitive bundles, a greater variety of communication services than are available off-air or through other alternative delivery sources. Additionally, we believe we offer superior technical performance and responsive community-based customer service. Increased competition, however, may adversely affect our market share and results of operations from our cable services product offerings.

Data Products and Services Competition

The Internet industry is highly competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, service packages, the types of services offered, the technologies used, customer service, billing services, perceived quality, reliability and availability. As of December 31, 2006, we competed with more than eight Alaska based Internet providers, and competed with other domestic, non-Alaska based providers that provide national service coverage. Several of the providers headquartered outside of Alaska have substantially greater financial, technical and marketing resources than we do.

With respect to our high-speed cable modem service, ACS and other Alaska telephone service providers are providing competitive high-speed DSL services over their telephone lines in direct competition with our high-speed cable modem service. Competitive local fixed wireless providers are providing service in certain of our markets as is a national WiMax-based provider in Anchorage with plans for Juneau and Fairbanks. WiMax is a standards-based wireless technology that provides high-throughput broadband connections over long distances. WiMax can be used for a number of applications, including last mile broadband connections, hotspots and cellular backhaul, and high-speed enterprise connectivity for business. DBS providers and others provide wireless high speed Internet service in competition with our high-speed cable modem services. Competitive local fixed wireless providers are providing service in certain of our markets. Clearwire Corporation has introduced a nomadic wireless product in the Anchorage market based on pre-802.16 technology. 802.16 is a specification for fixed broadband wireless metropolitan access networks that use a point-to-multipoint architecture. It offers competitive Internet services up to 1.5 Mbps.

Niche providers in the industry, both local and national, compete with certain of our Internet service products, such as web hosting, list services and email.

Wireless Products and Services Competition

We compete against Dobson, ACS, Alaska DigiTel, MTA, and resellers of those services in Anchorage and other markets. The wireless industry continues to experience consolidation among competitors, which has led to a reduction in the total number of service providers. In addition to the October 2004 acquisition of AT&T Wireless by Cingular, Sprint and Nextel Communications, Inc. merged on August 12, 2005 and Alltel completed its purchase of Western Wireless on August 1, 2005.

We also compete, to a lesser extent, with mobile satellite service providers, as well as from resellers of these services. The FCC has granted mobile satellite service providers the flexibility to deploy an ancillary terrestrial component to their satellite services. This added flexibility may enhance their ability to offer more competitive mobile services.

Regulatory policies favor robust competition in wireless markets. Wireless Local Number Portability, which was implemented by the FCC late in 2003, has also increased the level of competition in the industry. Number portability allows subscribers to switch carriers without having to change their telephone numbers.

The communications industry continues to experience significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless communications industry to continue to be dynamic and intense as a result of the development of new technologies, products and services.

We compete for customers based principally upon price, the services and enhancements offered, network quality, customer service, network coverage and capacity, and the availability of differentiated features and services. Our ability to compete successfully will depend, in part, on our marketing efforts and our ability to anticipate and respond to various competitive factors affecting the industry.

Seasonality

Our Consumer segment long-distance, video, local access and data services do not exhibit significant seasonality. Our ability to implement construction projects is hampered during the winter months because of cold temperatures, snow and short daylight hours.

Network Access Segment

We offer wholesale voice and data products and services to other common carrier customers. Network Access segment revenues for 2006, 2005 and 2004 are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Total revenues [1]	$166,471	148,333	137,167

1 See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 11 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Network Access segment.

Products and Services

Our Network Access segment offers wholesale voice and data products and services to other common carrier customers. We provide network transport, billing services and access to our network to other common carriers and wireless carriers. These services allow other common carriers to provide services to their customers that originate or terminate on our network, or on the networks of other communication companies that we connect to.

We are engaged in the transmission of interstate and intrastate-switched message telephone service, Internet service, and Private Line and Private Network communications service between the major communities in Alaska, and the remaining United States and foreign countries. Our message toll services include intrastate and interstate direct dial, toll-free 800, 888, 877 and 866 services, our calling card, directory assistance, operator and enhanced conference calling, frame relay, MPLS, IP, SDN, and ISDN technology based services. MPLS (Multi-Protocol Label Switching) is a data-carrying mechanism which emulates certain properties of a circuit-switched network over a packet-switched network. We terminate northbound message telephone service traffic for Verizon, Sprint Nextel and several large resellers who do not have facilities of their own in Alaska. We also provide origination of southbound calling card and toll-free 800, 888, 877 and 866 toll services for Verizon, Sprint Nextel, and other interexchange carriers. Services are generally provided pursuant to contracts with terms of up to 5 years in length. Toll, Private Line and Private Network, and related services account for approximately 34.7%, 33.5%, and 32.3% of our 2006, 2005 and 2004 revenues, respectively. Private Line and Private Network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location.

We have positioned ourselves as a price, quality, and customer service leader in the Alaska communications market. The value of our long-distance services is generally designed to be equal to or greater than that for comparable services provided by our competitors.

Sales and Marketing

Our Network Access segment sales and marketing efforts are primarily directed toward increasing the number of other common carriers we serve and the number of billable minutes of long-distance traffic we carry over our network. We sell our long-distance communications services primarily through direct contact marketing.

Facilities

Our Network Access segment shares common facilities used for voice services by other segments. You should refer to “Consumer Segment — Facilities” above for additional information.

Customers

A summary of our Network Access segment switched long-distance message telephone service traffic (in minutes) follows:

	Year Ended December 31,
	2006	2005	2004
Network Access long-distance minutes: [1]	(in millions)
South-bound Interstate	662.0	576.5	498.4
North-bound Interstate	574.6	408.1	329.7
Intrastate	60.9	66.8	41.3
Other	19.1	21.7	21.8
Total	1,316.6	1,073.1	891.2

___________________________ [1] All minutes data were taken from our internal billing statistics reports. ___________________________

Our largest customer was MCI through December 31, 2005. On January 6, 2006, Verizon announced the completion and closing of its merger with MCI and consequently Verizon is now our largest customer. Through 2005, MCI was classified as a major customer of our Network Access segment. Beginning in 2006, Verizon is now classified as a major customer.

We entered into a significant business relationship with MCI in 1993 that included the following agreements, among others:

•	We agreed to terminate all Alaska-bound MCI long-distance traffic and MCI agreed to terminate our long-distance traffic terminating in the Lower 49 States excluding Washington, Oregon and Hawaii; and
•

The parties agreed to share certain communications network resources and various marketing, engineering and operating resources. We also carry MCI’s (currently, Verizon’s) 800, 888, 877 and 866 traffic originating in Alaska and terminating in the Lower 49 States and handle traffic for Verizon’s calling card customers when they are traveling in Alaska.

Concurrently with these agreements, MCI (now Verizon) purchased approximately 31% of GCI’s Common Stock and presently two Verizon representatives serve on our Board. In conjunction with our acquisition of cable television companies in 1996, MCI purchased an additional two million shares at a premium to the then current market price for $13 million or $6.50 per share. MCI sold 4.5 million shares of GCI Class A common stock in 2002. On December 7, 2004 we repurchased 3,752,000 of our Class A common shares at $8.33 per share and $10 million face value of our Series C Preferred Stock from MCI. The aggregate amount of the equity repurchase totaled $41.3 million. At December 31, 2006, Verizon owns approximately 2.4% of GCI’s outstanding Class B common stock. Each share of Class B common stock has ten votes per share.

Revenues attributed to MCI’s message telephone traffic through 2005 and attributed to Verizon in 2006 from these agreements in 2006, 2005 and 2004 totaled $93.4 million, $85.4 million and $81.7 million, or 19.6%, 19.3% and 19.2% of total revenues, respectively. The contract was amended in January 2005, extending its term to December 2009, with five, one year automatic extensions thereafter. The amendment reduced the rate to be charged by us for certain traffic over the extended term of the contract.

On July 21, 2002 MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. Chapter 11 allows a company to continue operating in the ordinary course of business in order to maximize recovery for the company’s creditors and shareholders. On October 31, 2003, MCI’s reorganization plan was approved by the United States Bankruptcy Court and MCI emerged from bankruptcy protection on April 20, 2004. On February 19, 2005 MCI entered into a new five-year contract with us to originate and terminate all of their Alaska traffic with rates that comply with new federal legislation. These rates will be reduced 3% annually on each January 1 through to December 31, 2009, pursuant to such legislation.

With the contracts and amendment described above, we believe that Verizon will continue to make use of our services during the extended term.

We also provide Network Access segment services to Sprint Nextel and Dobson. Although these customers do not meet the threshold for classification as a major customer, we do derive significant revenues and operating income from them. Our contract with Sprint Nextel was renewed in January 2007 to extend the term through March 2011, which includes two, one-year renewal options. Our contract with Dobson was executed in 2004 with an initial term of 10 years with the option to extend the term for three additional years.

The loss of Verizon, Sprint Nextel or Dobson as customers or a material adverse change in our relationships with them could have a material adverse effect on our financial position, results of operations or liquidity. There are no other individual Network Access segment customers, the loss of which would have a material impact on our revenues or operating income.

Voice Customers

Long-Distance

Revenues derived from Network Access segment long-distance services in 2006, 2005 and 2004 totaled $105.1 million, $90.1 million and $81.8 million, respectively, representing approximately 22.0%, 20.3% and 19.3% of our total revenues in 2006, 2005 and 2004, respectively.

Local Access

Revenues derived from Network Access segment local access services in 2006, 2005 and 2004 totaled $5.7 million, $5.4 million and $6.2 million, respectively, representing approximately 1.2%, 1.2% and 1.4% of our total revenues in 2006, 2005 and 2004, respectively.

Data Customers

Revenues derived from Network Access segment data services, including Internet and Private Line and Private Network services, totaled $55.6 million, $52.8 million and $49.2 million in 2006, 2005 and 2004 respectively, representing approximately 11.6%, 11.9% and 11.6% of our total revenues in 2006, 2005 and 2004, respectively.

Competition

Our Network Access segment competes against AT&T Alascom, ACS, MTA, and certain smaller rural local telephone carrier affiliates. There is also the possibility that new competitors will enter the Alaska market. You should refer to “Consumer Segment — Competition” above for additional information.

Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to our carrier customers by their customers. Pricing pressures, new program offerings, revised business plans, and market consolidation continue to evolve in the markets served by our carrier customers. If, as a result, their traffic is reduced, or if their competitors’ costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and we may have to respond to competitive pressures, consistent with federal law. We are unable to predict the effect of such changes on our business.

Historically, we have competed in the Network Access segment market by offering rates comparable to or less than our competitors, by providing a comprehensive service model to meet the complete needs of our carrier customers, and by providing responsive customer service.

See “Item 1A. — Risk Factors — We face intense competition that may reduce our market share and harm our financial performance.”

Seasonality

Network Access segment long-distance services revenues derived from our other common carrier customers have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities.

Commercial Segment

We offer a full range of communications products and services to commercial and governmental customers. Commercial segment revenues for 2006, 2005 and 2004 are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Total revenues [1]	$105,929	105,663	109,228

1 See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 11 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Commercial segment.

Products and Services

Our Commercial segment offers a full range of voice, video, data and wireless products and services to commercial and governmental customers.

Voice Products and Services

Long-Distance

We are engaged in the transmission of interstate and intrastate-switched message telephone service between the major communities in Alaska, and the remaining United States and foreign countries. Our message toll services include intrastate, interstate and international direct dial, toll-free 800, 888, 877 and 866 services, our calling card, operator and enhanced conference calling services. Small business subscribers generally may cancel long-distance service at any time. Certain small business and most large commercial and governmental customers generally contract with us for service over one to five year periods.

We have positioned ourselves as a price, quality, and customer service leader in the Alaska communications market. The value of our long-distance services is generally designed to be equal to or greater than that for comparable services provided by our competitors.

Local Access

We offer full featured local access service and data products to our Commercial segment customers using our own fiber facilities, DLPS facilities and collocated remote facilities that access the ILEC’s unbundled network element loops. In areas where we do not have our own facilities or access to ILEC loop facilities, we offer service using total service resale of the ILEC’s local service in Anchorage, and either total service resale or UNE platform in Fairbanks and Juneau.

Local Access Voice products and services offered to our Commercial segment customers are the same as those described in the Consumer Video Products and Services section above. You should refer to “Consumer Segment — Products and Services” above for additional information.

Directories Services

We offer three Yellow Pages Directories with each directory covering multiple locations and including custom features for each area. Our directories cover the following communities:

•

Anchorage, Elmendorf Air Force Base, Fort Richardson, Bird, Girdwood, Hope, Indian, Portage, Rainbow, Sunrise, Eagle River, Chugiak, Big Lake, Houston, Palmer, Wasilla, Willow, Talkeetna, Anderson, Clear, Cantwell, Healy, Denali National Park, Tyonek, Beluga, Kenai, North Kenai, Soldotna, Kasilof, Clam Gulch, Sterling, Cooper Landing, Homer, Anchor Point, Halibut Cove, Nanwalek, Ninilchik, Port Gaham, Seldovia;

•	Fairbanks, North Pole, Eielson Air Force Base, Fort Wainwright, Delta Junction, Fort Greeley, Nenana; and
•	Juneau, Auke Bay, Douglas, Lemon Creek, Mendenhall Valley

Video Products and Services

Commercial segment subscribers such as hospitals, hotels and motels are charged negotiated monthly service fees. Programming services offered to our cable television systems subscribers differ by system as described in the Consumer segment Video Products and Services section above. You should refer to “Part I — Item 1 — Business — Narrative Description of our Business — Description of our Business by Reportable Segment — Consumer Segment — Products and Services” for additional information.

Data Products and Services

Internet

We currently offer several Internet service packages for commercial use: dial-up access, DSL, fixed wireless, T-1 and fractional T-1 leased line, transparent LAN service, multi-megabit and high-speed cable modem Internet access. Our business high-speed cable modem Internet service offers access speeds ranging from 512 kbps to 2.4 Mbps, free monthly data transfers of up to 30 gigabytes and free 24-hour customer service and technical support. Our DSL offering can support speeds of up to 1.5 mbps over the same copper line used for phone service. Business services also include a personalized web page, domain name services, and e-mail.

We also provide dedicated access Internet service to commercial and public organizations in Alaska. We offer a premium service and currently support many of the largest organizations in the state such as BP Exploration (Alaska) Inc., the State of Alaska and the Anchorage School District. We have hundreds of other enterprise customers, both large and small, using this service. Additional cable modem service packages tailored to high-use commercial Internet users are also available.

Data Products and Private Networks

Data products and Private Network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location. Private IP, Private Lines, and frame relay offer a secure solution for frequent communication of large amounts of data between sites.

Managed Services

We design, sell, install, service and operate, on behalf of certain customers, communications and computer networking equipment and provide field/depot, third party, technical support, communications consulting and outsourcing services. We also supply integrated voice and data communications systems incorporating private IP, interstate and intrastate digital Private Lines, point-to-point and multipoint Private Network and small earth station services.

Wireless Products and Services

We offer Commercial segment cellular services by reselling Dobson’s services. Wireless products and services offered to our Commercial segment customers are the same as those described in the Consumer Video Products and Services section above. You should refer to “Consumer Segment — Products and Services” above for additional information.

Bundled Products and Services

We combine one or more of our individual product or service offerings into bundles that we sell to our Commercial segment customers at attractive prices as described further in the Consumer segment Products and Services section above. You should refer to “Consumer Segment — Products and Services” above for additional information.

Sales and Marketing

Our Commercial segment sales and marketing efforts focus on increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sale opportunities. We sell our Commercial segment products and services primarily through direct contact marketing. We also use direct mail advertising, door-to-door selling, up-selling by our customer service and call center personnel, local media advertising, retail stores, and through our website.

Facilities

Our Commercial segment uses many facilities to provide services and products that are common to the Consumer segment. You should refer to “Consumer Segment — Facilities” above for additional information.

We provide our own facilities-based local access services to many of Anchorage’s larger business customers through expansion and deployment of SONET, Ethernet, and Gigabit Passive Optical fiber transmission facilities, DLC facilities, and leased T-1 facilities.

Our dedicated Internet access and IP data services are delivered to an Ethernet port located at the service point. Our management platform constantly monitors this port and continual communications are maintained with all of the core and distribution routers in the network. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance. The management platform has the capability to remotely access routers, servers and layer 2 switches, permitting changes in configuration without the need to physically be at the service point. This management platform allows us to offer outsourced network monitoring and management services to commercial businesses. Many of the largest commercial networks in the state of Alaska use this service, including the state government.

Customers

A discussion of Commercial segment customers by product type follows.

Voice Customers

Long-Distance Customers

We had approximately 11,100 and 11,700 active Commercial segment long-distance message telephone service accounts at December 31, 2006 and 2005, respectively. Comparable 2004 data is not available due to our billing system conversion in 2005. The 2006 decrease is primarily due to a decrease in the total number of long-distance services subscribers in the markets we serve resulting from customers substituting wireless phone, prepaid calling card, VoIP and email usage for direct dial minutes.

Commercial segment long-distance services revenues totaled $12.9 million, $14.4 million and $16.2 million, in 2006, 2005 and 2004, respectively, representing approximately 2.7%, 3.2% and 3.8% of our total revenues in 2006, 2005 and 2004, respectively.

Equal access conversions have been completed in all communities where we serve with owned facilities. Equal access is in progress in several small communities where we are expanding our owned facilities. We estimate that we carry greater than 50% of combined commercial and consumer traffic as a statewide average for both originating interstate and intrastate message telephone service.

A summary of our Commercial segment switched long-distance message telephone service traffic (in minutes) follows:

	Year Ended December 31,
	2006	2005	2004
Commercial long-distance minutes: [1]	(in millions)
Interstate	49.8	52.7	54.4
Intrastate	79.7	84.2	86.2
International	2.3	2.0	2.3
Total	131.8	138.9	142.9

___________________________ [1] All minutes data were taken from our internal billing statistics reports. ___________________________

We provide various services to the State of Alaska, BP Exploration (Alaska) Inc., First National Bank of Alaska, and Providence Health System. Although these customers do not meet the threshold for classification as major customers, we do derive significant revenues and operating income from them.

Although we have several agreements to facilitate the origination and termination of international toll traffic, we have neither foreign operations nor export sales. See “Part I — Item 1 — Business — Financial Information about our Foreign and Domestic Operations and Export Sales” for more information.

Local Access Customers

We had approximately 41,900, 40,700 and 39,600 Commercial segment local access lines in service from Anchorage, Fairbanks, and Juneau, Alaska subscribers at December 31, 2006, 2005 and 2004, respectively. We began providing local access services in Fairbanks in 2001 and in Juneau in 2002.

Commercial segment local access services revenues totaled $16.6 million, $16.8 million and $16.7 million, in 2006, 2005 and 2004, respectively, representing approximately 3.5%, 3.8% and 3.9% of our total revenues in 2006, 2005 and 2004, respectively.

Directories

Commercial segment directories revenues totaled $2.6 million, $2.5 million and $2.2 million, in 2006, 2005 and 2004, respectively, representing approximately 0.5%, 0.6% and 0.5% of our total revenues in 2006, 2005 and 2004, respectively.

Video Customers

We served approximately 13,300, 12,900 and 12,800 hotel, bulk and fiber loop Commercial segment subscribers at December 31, 2006, 2005 and 2004, respectively. We served approximately 1,900, 1,500 and 1,400 basic Commercial segment subscribers at December 31, 2006, 2005 and 2004, respectively. Commercial segment video services revenues totaled $8.0 million, $7.2 million and $7.5 million, in 2006, 2005 and 2004, respectively, representing approximately 1.7%, 1.6% and 1.8% of our total revenues in 2006, 2005 and 2004, respectively.

Data Customers

Internet

We had approximately 10,700, 9,900 and 10,600 total active Commercial segment Internet subscribers at December 31, 2006, 2005 and 2004, respectively. Included in these totals were approximately 7,800, 6,500 and 5,700 active Commercial segment cable modem Internet subscribers at December 31, 2006, 2005 and 2004, respectively. Commercial segment Internet services revenues totaled $16.3 million, $16.9 million and $14.5 million, in 2006, 2005 and 2004, respectively, representing approximately 3.4%, 3.8% and 3.4% of our total revenues in 2006, 2005 and 2004, respectively.

Private Line and Private Networks

We had approximately 237, 241 and 47 total active Commercial segment Private Line and Private Networks subscribers at December 31, 2006, 2005 and 2004, respectively. Commercial segment private line and private networks services revenues totaled $16.8 million, $14.3 million and $14.6 million, in 2006, 2005 and 2004, respectively, representing approximately 3.5%, 3.2% and 3.4% of our total revenues in 2006, 2005 and 2004, respectively.

Managed Services

We design, sell, install, service and operate, on behalf of certain customers, communications and computer networking equipment and provide field/depot, third party, technical support, communications consulting and outsourcing services through our Network Solutions business. We also supply integrated voice and data communications systems incorporating interstate and intrastate digital Private Lines, point-to-point and multipoint Private Network and small earth station services. Our Managed Services revenues totaled $30.1 million, $32.4 million and $36.9 million in the years ended December 31, 2006, 2005 and 2004, respectively, or approximately 6.3%, 7.3% and 8.7% of total revenues, respectively.

Wireless Customers

We had approximately 28,900, 16,000 and 9,500 total active Consumer and Commercial segment wireless subscribers at December 31, 2006, 2005 and 2004, respectively. Data is not available to separately identify the number of Consumer and Commercial segment customers. Our Commercial segment wireless services revenue totaled $2.5 million, $1.2 million and $0.6 million in the years ended December 31, 2006, 2005 and 2004, respectively, or approximately 0.5%, 0.3% and 0.1% of total revenues, respectively.

Competition

Many of our Commercial segment voice, video, Internet and wireless products and services are also common to the Consumer segment. You should refer to “Consumer Segment — Competition” above for additional information.

We expect further competition in commercial customer telephone access, Internet access, DSL and data markets. Competition is based upon price and pricing plans, the type of services offered, customer service, billing services, performance, perceived quality, reliability and availability.

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

We compete with two other major yellow page directories and several local community directories. We compete based on reduced advertising and listing prices, broad circulation, and directory quality and features.

See “Item 1A. — Risk Factors — We face intense competition that may reduce our market share and harm our financial performance.”

Seasonality

Our Commercial segment long-distance, video, local access and data services do not exhibit significant seasonality. Our ability to implement construction projects is hampered during the winter months because of cold temperatures, snow and short daylight hours.

Managed Broadband Segment

We offer Internet access and related services for schools and health organizations using a platform including many of the latest advancements in technology. The financial performance of our Managed Broadband segment for 2006, 2005 and 2004 is summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Total revenues [1]	$26,131	26,102	26,932

1 See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 11 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Managed Broadband segment.

Products and Services

Our Managed Broadband segment offers Internet access and related services to schools and health organizations.

SchoolAccess® is a suite of services designed to advance the educational opportunities of students in underserved regions of the country. Our SchoolAccess® division provides Internet and distance learning services designed exclusively for the school environment.

ConnectMD® is our network, Internet and software application services provided through our Managed Broadband segment’s Medical Services Division. Our ConnectMD® services are currently provided under contract to medical businesses in Alaska, Washington and Montana. The Rural Health Care Program of the Universal Service Fund makes discounts available to eligible rural health care providers for telecommunication services and monthly Internet service charges. The program is intended to ensure that rural health care providers pay no more for telecommunications in the provision of health care services than their urban counterparts. Customers utilize ConnectMD® services to securely move data, images, or voice traffic, to include real time multipoint interactive video.

We offer a managed videoconferencing product for use in distance learning, telemedicine and group communication and collaboration environments. The product is designed to offer customers enhanced communication services that support video, audio and data presentation. Our product benefits customers by reducing travel costs, improving course equity in education and increasing the quality of health services available to patients. The product bundles our data products, videoconferencing services and optional rental of videoconferencing endpoint equipment. Our videoconferencing services include multipoint conferencing, ISDN gateway and transcoding services, online scheduling and conference control, and videoconference recording, archiving and streaming. We provide 24-hour technical support via telephone or online.

Our videoconferencing network is the largest in Alaska, and network coverage expanded in 2006 to parts of the state of Washington. The network supports all H.323 IP videoconferencing standards including the newer H.264 standard, and supports call data rates from 128 kilobits per second up to and including multi-megabit high definition calls. In 2006, we terminated over 30,000 videoconferencing endpoint connections amounting to over two million videoconferencing minutes on our network.

Sales and Marketing

Our Managed Broadband segment sales and marketing efforts focus on increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sale opportunities. We sell our Managed Broadband segment products and services primarily through direct contact marketing.

Facilities

Our Managed Broadband segment products and services are delivered using a platform including many of the latest advancements in technology through a locally available circuit, our existing lines, and/or satellite earth stations. Our Internet services are partially provisioned over a satellite based digital video broadcast carrier that reduces the requirement for new satellite transponder bandwidth to support growth in rural health, SchoolAccess® and other broadband services.

We employ a packet data satellite transmission technology for the efficient transport of broadband data in support of our rural health and SchoolAccess® initiatives. Our SchoolAccess® Internet service is delivered as follows:

•

In communities where we have terrestrial interconnects or provide existing service over regional earth stations, we have configured intermediate distribution facilities. Schools that are within these service boundaries are connected locally to one of those facilities;

•

In communities where we have extended communications services via our DAMA earth station program, SchoolAccess® is provided via a satellite circuit to an intermediate distribution facility at the Eagle River Earth Station; and

•

In communities or remote locations where we have not extended communications services, SchoolAccess® is provided via a dedicated (usually on premise) VSAT satellite station. The VSAT connects to an intermediate distribution facility located in Anchorage.

You should refer to “Consumer Segment — Facilities” above for additional information.

Customers

Our Managed Broadband segment revenue, including our SchoolAccess® and rural health initiatives, totaled $26.1 million, $26.1 million and $26.9 million in the years ended December 31, 2006, 2005 and 2004, respectively, or approximately 5.5%, 5.9% and 6.3% of total revenues, respectively. Our SchoolAccess® Internet service was delivered to 48 customers at December 31, 2006 representing over 203 schools in rural Alaska and 9 schools in Montana, New Mexico and Arizona. We had 45 and 42 SchoolAccess® customers at December 31, 2005 and 2004, respectively. Our rural health service was delivered to 21, 21 and 22 customers at December 31, 2006, 2005 and 2004, respectively.

Competition

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

See “Item 1A. — Risk Factors — We face intense competition that may reduce our market share and harm our financial performance.”

Seasonality

Our Managed Broadband segment does not exhibit seasonality.

Marketing and Sales

Our marketing and sales strategy hinges on our ability to leverage (i) our unique position as an integrated provider of multiple communications, Internet and cable services, (ii) our well-recognized and respected brand name in the Alaskan marketplace and (iii) our leading market positions in long-distance, Internet and cable television services. By continuing to pursue a marketing strategy that takes advantage of these characteristics, we believe we can increase our consumer and commercial customer market penetration and retention rates, increase our share of our customers’ aggregate voice, video and data services expenditures and achieve continued growth in revenues and operating cash flow.

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

Patents, Trademarks and Licenses

We do not hold patents, franchises or concessions for communications services or local access services. We do hold registered service marks for the letters GCI®, and for the terms SchoolAccess®, Alaska United Fiber Optic Cable System®, MDConnect®, GCI ConnectMD®, ConnectMD®, GCI Hypernet®, and MyGCI®. The Communications Act of 1934 gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communications. We hold licenses through our long-distance services industry segment for our satellite and microwave transmission facilities for provision of long-distance services.

We acquired a license for use of a 30-MHz block of spectrum for providing PCS services in Alaska. We are required by the FCC to provide adequate broadband PCS service to at least two-thirds of the population in our licensed areas within 10 years of being licensed. The PCS license had an initial duration of 10 years. At the end of the license period, a renewal application was filed. Licenses may be revoked and license renewal applications may be denied for cause. The PCS license was renewed in 2005 for an additional 10-year term.

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

Regulation

Our businesses are subject to substantial government regulation and oversight. The following summary of regulatory issues does not purport to describe all existing and proposed federal, state, and local laws and regulations, or judicial and regulatory proceedings that affect our businesses. Existing laws and regulations are reviewed frequently by legislative bodies, regulatory agencies, and the courts and are subject to change. For example, critics continue to ask Congress to modify, if not altogether rework, the 1996 Telecom Act. Any change in the Act that loosened regulatory oversight of ILECs’ control of bottleneck facilities could have an adverse impact on our businesses. We cannot predict at this time the outcome of the debate over the 1996 Telecom Act or any other existing or proposed laws and regulations.

Wireline Voice Services and Products

General. As an interexchange carrier, we are subject to regulation by the FCC and by the RCA as a non-dominant provider of interstate, international, and intrastate long-distance services. As a state-certificated CLEC, we are subject to regulation by the RCA and the FCC as a non-dominant provider of local communications services. Military franchise requirements also affect our ability to provide communications services to military bases.

Rural Exemption. A Rural Telephone Company is exempt from compliance with certain material interconnection requirements under Section 251(c) of the 1996 Telecom Act, including the obligation to negotiate Section 251(c) interconnection requirements in good faith, unless and until a state regulatory commission lifts such “rural exemption” or otherwise finds it not to apply.

On April 2, 1997, we made a bona fide request to ACS for 251(c) interconnection in Fairbanks and Juneau and requested the RCA to lift the rural exemption for those two cities. After extensive regulatory and judicial action, we and ACS entered into a comprehensive settlement on April 18, 2004, that, in part, included a relinquishment by ACS of its rural exemption for its Fairbanks and Juneau operating companies.

On January 12, 2004, we made a bona fide request to MTA for 251(c) interconnection under Section 251(f)(1)(C) of the 1996 Telecom Act, which provides that the rural exemption does not apply to such a request from a cable operator seeking to provide telecommunications service in an area where a rural telephone company is providing video programming in competition with the cable operator. On February 2, 2005, the RCA ruled that MTA’s provision of video service through a wholly owned subsidiary meant that MTA’s rural exemption did not apply to our request. MTA subsequently petitioned the RCA to suspend and modify certain of its Section 251(c) obligations. On December 20, 2005, the RCA granted MTA’s petition for a three-year period. We have appealed the RCA’s decision. Following negotiation and arbitration of MTA’s remaining interconnection obligations, the RCA approved an interconnection agreement between MTA and us on February 17, 2006. We have commenced local service entry into Eagle River and intend to expand the service offering throughout the Mat-Su Valley during 2007.

On May 2, 2005, we made a bona fide request to the City of Ketchikan d/b/a “KPU” for 251(c) interconnection under Section 251(f)(1)(C) of the 196 Telecom Act. On June 3, 2005, we entered into a stipulation with KPU providing that KPU would forfeit its rural exemption and that negotiations for interconnection would commence when KPU executed its then existing plan to offer video programming. On November 14, 2006, the RCA approved the resulting interconnection agreement. We intend to commence local service entry into Ketchikan during 2007.

On May 17, 2006, we made a bona fide request to CVTC for 251(c) interconnection. This request resulted in a settlement under which CVTC agreed to negotiate section 251(a) and (b) interconnection with us subject to private arbitration if necessary. Negotiations and arbitration for an interconnection agreement with CVTC are ongoing.

See “Description of Our Business by Reportable Segment — Business — Local Access Services — Competition” for more information.

Access Charges and Other Regulated Fees. The FCC regulates the fees that local telephone companies charge long-distance companies for access to their local networks. The FCC is considering proposals to restructure and possibly reduce interstate access charges. Changes to the interstate access charge regime or introduction of new technologies not subject to access charges could fundamentally change the economics of some aspects of our business.

Carriers also pay fees for switched wholesale transport services in and out of Alaska. The rates for such services offered by and to any provider are currently governed by a federal law that is effective through December 31, 2009.

Access to Unbundled Network Elements. The ability to obtain unbundled network elements is an important element of our local exchange and exchange access services business. In 2005, the FCC, in response to a court decision, adopted new standards that generally curb access to certain ILEC high capacity loop and transport facilities. We do not believe that any of these standards are met for the markets we serve. The FCC also eliminated access to mass market switching, which we generally self-provision.

We cannot predict the extent to which existing FCC rules will be sustained in the face of additional legal action and the impact of any further rules that are yet to be determined by the FCC. For example, the FCC has pending a notice of proposed rulemaking for review of the pricing standard that governs the rates ILECs may charge competitors for access to unbundled network elements. The outcome of this regulatory proceeding could result in a change in our cost of serving new and existing markets. Moreover, the future regulatory classification of services that are transmitted over facilities may impact the extent to which we will be permitted access to such facilities.

Recurring and non-recurring charges for UNE-loops and other unbundled network elements may increase based on the rates adopted in RCA proceedings to establish new interconnection agreements or renew existing agreements. These increases could have an adverse effect on our financial position, results of operations or liquidity.

On November 21, 2006, we received a decision from the U.S. district court on our appeal of a 2004 RCA order setting forth revised rates for unbundled network elements, resale, and terms and conditions for interconnection with ACS in the Anchorage service area. The court affirmed the RCA’s decision in all respects, denying both our appeal and ACS’ cross-appeal. The court’s decision became final on December 21, 2006.

On September 30, 2005, the ACS subsidiary serving Anchorage filed a petition with the FCC seeking forbearance from the requirement that it provide access to UNEs, and that to the extent it voluntarily did so, that the pricing provisions of the 1996 Telecom Act would not apply. On December 28, 2006, the FCC granted ACS the requested relief from the provision of unbundled loops and transport in five of its 11 tariffed wire centers. The relief is conditioned on the requirement that ACS make loops and certain subloops available in those wire centers where relief was granted, by no later than the transition period, at the same rates, terms and conditions as those negotiated between GCI and ACS for Fairbanks, until commercially negotiated rates are reached for the covered Anchorage wire centers. A one-year transition period applies, until December 28, 2007, before the forbearance grant takes effect. The decision is not final and remains subject to FCC and court review; therefore, we cannot predict at this time the outcome of this proceeding or its impact on us; however, our net cost of providing local telephone services in Anchorage could be materially adversely affected by an adverse decision upon review.

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

Universal Service. The Universal Service Fund pays subsidies to ETCs to support the provision of local telephone service in high-cost areas. Under FCC regulations, we have qualified as a competitive ETC in the Anchorage, Fairbanks, Juneau, and the Mat-Su Valley service areas. Without ETC status, we would not qualify for Universal Service Fund subsidies in these areas or other rural areas where we propose to offer local telephone services, and our net cost of providing local telephone services in these areas would be materially adversely affected.

The FCC periodically reviews and revises the operation of the Universal Service Fund. For example, in February 2005, the FCC adopted a recommendation from the Federal-State Joint Board on Universal Service to establish minimum requirements to guide ETC designations. We believe that the adopted changes will not have a material effect on our operations. Future regulatory, legislative, or judicial actions could affect the operation of the Universal Service Fund and result in a change in our net costs of providing local telephone services in new and existing markets.

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

Video Services and Products

General. Because cable communications systems use local streets and rights-of-way, they generally are operated pursuant to franchises (which can take the form of certificates, permits or licenses) granted by a municipality or other state or local government entity. The RCA is the franchising authority for all of Alaska. We believe that we have generally met the terms of our franchises, which do not require periodic renewal, and have provided quality levels of service. On December 20, 2006, the FCC adopted rules to ensure a reasonable franchising process for new video market entrants; we do not believe that the new rules will have a material effect on our operations. Military franchise requirements also affect our ability to provide video services to military bases.

The RCA is also certified under federal law to regulate rates for the basic service tier on our cable systems. Under state law, however, cable television service is exempt from regulation unless subscribers petition the RCA. At present, regulation of basic cable rates takes place only in Juneau. The RCA does not regulate rates for cable modem service.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or to negotiate for “retransmission consent” to carry the station.

The FCC has adopted rules to require cable operators to carry the digital programming streams of broadcast television stations. The FCC has also decided, however, that cable operators should not be required to carry both the analog and digital programming streams of broadcast television stations while broadcasters are transitioning from analog to digital transmission and that cable operators should not be required to carry multiple digital programming streams from a single broadcast television station. Should the FCC change this policy, we would be required to devote additional cable capacity to carrying broadcast television programming streams, a step that could require the removal of other programming services.

Cable System Delivery of Internet Service. The FCC has defined high-speed Internet over cable as an “information service” not subject to local cable-franchise fees, as cable service may be, or any explicit requirements for “open access,” as telecommunications service is. The Supreme Court affirmed the FCC’s position in a decision issued on June 27, 2005.

Although there is at present no significant federal regulation of cable system delivery of Internet services, this situation may change as cable systems expand their broadband delivery of Internet services. Proposals have been advanced at the FCC and Congress to require cable operators to provide access to unaffiliated Internet service providers and online service providers and to govern the terms under which content providers and applications are delivered by all broadband network operators. If such requirements were imposed on cable operators, it could burden the capacity of cable systems and frustrate our plans for providing expanded Internet access services. These access obligations could adversely affect our financial position, results of operations or liquidity.

Segregated Security for Set-top Devices. The FCC has mandated, effective July 1, 2007, that all new set-top video navigation devices must segregate the security function from the navigation function. The new devices are more expensive than existing equipment, and compliance would increase our cost of providing cable services. A waiver has been granted to one small cable system conditioned upon, among other things, its commitment to fully digitize analog signals throughout its cable network. The FCC has also indicated that enforcement of the separate security requirement may be deferred with respect to small cable operators that meet certain criteria and are unable to receive compliant set-top devices in a timely manner from manufacturers. GCI’s request for both a waiver and a deferral is pending before the FCC.

Pole Attachments. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems’ use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. This formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing communications services, including cable operators. The RCA has largely retained the existing pole attachment formula that has been in state regulation since 1987. This formula could be subject to further revisions upon petition to the RCA. We cannot predict at this time the outcome of any such proceedings.

Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review. We cannot predict the outcome of this legislative review, which could adversely affect our ability to obtain desired broadcast programming. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

Internet-Based Services and Products

General. There is no one entity or organization that governs the Internet. Each facilities-based network provider that is interconnected with the global Internet controls operational aspects of their own network. Certain functions, such as IP addressing, domain name routing, and the definition of the TCP/IP protocol, are coordinated by an array of quasi-governmental, intergovernmental, and non-governmental bodies. The legal authority of these bodies is not precisely defined.

The 1996 Telecom Act provides little direct guidance as to whether the FCC has authority to regulate Internet-based services. Given the absence of clear statutory guidance, the FCC must determine on a case-by-case basis whether it has the authority or the obligation to exercise regulatory jurisdiction over specific Internet-based activities.

Although the FCC does not regulate the prices charged by ISPs or Internet backbone providers, the vast majority of users connect to the Internet over facilities of existing communications carriers. Those communications carriers are subject to varying levels of regulation at both the federal and the state level. Thus, non-Internet-specific regulatory decisions exercise a significant influence over the economics of the Internet market.

Many aspects of the coordination and regulation of Internet activities and the underlying networks over which those activities are conducted are evolving. Internet-specific and non-Internet-specific changes in the regulatory environment, including changes that affect communications costs or increase competition from ILECs or other communications services providers, could adversely affect the prices at which we sell Internet-based services.

Wireless Services and Products

General. The FCC regulates the licensing, construction, interconnection, operation, acquisition, and transfer of wireless network systems in the United States pursuant to the Communications Act. As a licensee of PCS, LMDS, and other wireless services, we are subject to regulation by the FCC, and must comply with certain build-out and other license conditions, as well as with the FCC’s specific regulations governing the PCS and LMDS services (described above). The FCC does not currently regulate rates for services offered by commercial mobile radio service providers.

Commercial mobile radio service wireless systems are subject to Federal Aviation Administration and FCC regulations governing the location, lighting and construction of antenna structures on which our antennas and associated equipment are located and are also subject to regulation under federal environmental laws and the FCC’s environmental regulations, including limits on radio frequency radiation from wireless handsets and antennas on towers.

Assignments or Transfers of Control. The FCC (and in some instances, the Department of Justice) must grant prior approval to any assignment or transfer of control of an FCC spectrum license. On December 22, 2006, the FCC released an order approving our acquisition of 78% percent of the equity of Alaska DigiTel, a statewide commercial mobile radio service provider in Alaska, in a non-control transaction.

Universal Service. A wireless carrier may seek ETC status so that it can receive subsidies from the Universal Service Fund to support the provision of wireless voice service to consumers residing in certain high cost areas. Several wireless carriers have successfully applied to the RCA for ETC status in Alaska.

Emergency 911. The FCC has imposed rules requiring carriers to provide emergency 911 services, including enhanced 911 services that provide to local public safety dispatch agencies the caller’s communications number and approximate location. Providers are required to transmit the geographic coordinates of the customer’s location within accuracy parameters set forth by the FCC, either by means of network-based or handset-based technologies. Providers may not demand cost recovery as a condition of doing so, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments.

State and Local Regulation. While the Communications Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless carriers, it also permits a state to petition the FCC to allow it to impose commercial mobile radio service rate regulation when market conditions fail adequately to protect customers and such service is a replacement for a substantial portion of the telephone wireline exchange service within a state. No state currently has such a petition on file, and all prior efforts have been rejected. In addition, the Communications Act does not expressly preempt the states from regulating the “terms and conditions” of wireless service.

Several states have invoked this “terms and conditions” authority to impose or propose various consumer protection regulations on the wireless industry. State attorneys general have also become more active in enforcing state consumer protection laws against sales practices and services of wireless carriers. States also may impose their own universal service support requirements on wireless and other communications carriers, similar to the contribution requirements that have been established by the FCC.

States have become more active in imposing new taxes on wireless carriers, such as gross receipts taxes, and fees for items such as the use of public rights of way. These taxes and fees are generally passed through to our customers and result in higher costs to our customers.

At the local level, wireless facilities typically are subject to zoning and land use regulation. Neither local nor state governments may categorically prohibit the construction of wireless facilities in any community or take actions, such as indefinite moratoria, which have the effect of prohibiting construction. Nonetheless, securing state and local government approvals for new tower sites has been and is likely to continue to be difficult, lengthy and costly.

Financial Information about our Foreign and Domestic Operations and Export Sales

Although we have several agreements to help originate and terminate international toll traffic, we do not have foreign operations or export sales. We conduct our operations throughout the western contiguous United States and Alaska and believe that any subdivision of our operations into distinct geographic areas would not be meaningful. Revenues associated with international toll traffic were $2.5 million, $2.6 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Customer-Sponsored Research

We have not expended material amounts during the last three fiscal years on customer-sponsored research activities.

Backlog of Orders and Inventory

As of December 31, 2006 and 2005, our Commercial segment had a backlog of Private Line orders of approximately $169,000 and $76,000, respectively, which represents recurring monthly charges for Private Line and broadband services. We expect that all of the Private Line orders in backlog at the end of 2006 will be delivered during 2007.

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

Employees

We employed 1,264 persons as of February 5, 2007, and we are not party to union contracts with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

In 2005, we announced a restructuring of our operations and employees to create a more effective and efficient organizational structure. The restructuring was effective beginning January 1, 2006 and included work force reductions. Additional information regarding the impacts of our restructuring can be found in note 12 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data.”

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

For the year ended December 31, 2006, we provided long-distance services (excluding private lines and other revenue) to Verizon, Sprint Nextel, and Dobson which generated combined revenues of approximately 20.2% of our total 2006 revenues. These customers are free to seek out long-distance communications services from our competitors upon expiration of their contracts (in December 2009 in the case of Verizon; in March 2009 in the case of Sprint Nextel; and in 2014 in the case of Dobson) or earlier upon the occurrence of certain contractually stipulated events including a default, the occurrence of a force majeure event, or a substantial change in applicable law or regulation under the applicable contract. Additionally, the contracts provide for periodic reviews to assure that the prices paid by Verizon and Sprint Nextel for their services remain competitive.

Mergers and acquisitions in the communications industry are relatively common. If a change in control of Dobson or Sprint Nextel were to occur, and in the case of the change in control of Verizon, such change in control would not permit them to terminate their existing contracts with us, but could in the future result in the termination of or a material adverse change in our relationships with Verizon, Dobson or Sprint Nextel.

In addition, Verizon’s, Dobson’s and Sprint Nextel’s need for our long-distance services depends directly upon their ability to obtain and retain their own long-distance and wireless customers and upon the needs of those customers for long-distance services.

The loss of one or more of Verizon, Dobson or Sprint Nextel as customers, a material adverse change in our relationships with either of them or a material loss of or reduction in their long-distance customers would have a material adverse effect on our financial position, results of operations and liquidity.

We face competition that may reduce our market share and harm our financial performance.

There is substantial competition in the communications industry. The traditional dividing lines between long-distance telephone service, local access telephone service, wireless telephone service, Internet services and video services are increasingly becoming blurred. Through mergers and various service integration strategies, major providers are striving to provide integrated communications services offerings within and across geographic markets. We face increasing video services competition from DBS providers.

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

For more information about competition by segment, see the sections titled “Competition” included in “Item 1 — Business — Narrative Description of our Business — Description of our Business by Reportable Segment.”

Our business is subject to extensive governmental legislation and regulation. Applicable legislation and regulations and changes to them could adversely affect our business, financial position, results of operations or liquidity.

Local Access Services. Our success in the local telephone market depends on our continued ability to obtain interconnection, access and related services from local exchange carriers on terms that are just and reasonable and that are based on the cost of providing these services. Our local telephone services business faces the risk of the impact of the implementation of current regulations and legislation, unfavorable changes in regulation or legislation or the introduction of new regulations. Our ability to enter into the local telephone market depends on our negotiation or arbitration with local exchange carriers to allow interconnection to the carrier’s existing local telephone network, to establish dialing parity, to obtain access to rights-of-way, to resell services offered by the local exchange carrier, and in some cases, to allow the purchase, at cost-based rates, of access to unbundled network elements. In some Alaska markets, it also depends on our ability to gain interconnection at economic costs. Future arbitration proceedings with respect to new or existing markets could result in a change in our cost of serving these markets via the facilities of the ILEC or via wholesale offerings.

Video Services. The cable television industry is subject to extensive regulation at various levels, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. The law permits certified local franchising authorities to order refunds of rates paid in the previous 12-month period determined to be in excess of the reasonable rates. It is possible that rate reductions or refunds of previously collected fees may be required of us in the future. Currently, pursuant to Alaska law, the basic cable rates in Juneau are the only rates in Alaska subject to regulation by the local franchising authority, and the rates in Juneau were reviewed and approved by the RCA in January 2007.

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

Internet Services. Changes in the regulatory environment relating to the Internet access market, including changes in legislation, FCC regulation, judicial action or local regulation that affect communications costs or increase competition from the ILEC or other communications services providers, could adversely affect the prices at which we sell Internet services. Legislative or regulatory proposals under the banner of “net neutrality”, if adopted, could interfere with our ability to reasonably manage and invest in our broadband network, and could adversely affect the manner and price of providing service.

Wireless Services. The licensing, construction, operation, sale and interconnection arrangements of wireless communications systems are regulated by the FCC and, depending on the jurisdiction, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to:

•	How radio spectrum is used by licensees;
•	The nature of the services that licensees may offer and how such services may be offered; and
•	Resolution of issues of interference between spectrum bands.

The Communications Act of 1934 preempts state and local regulation of market entry by, and the rates charged by, Commercial mobile radio service providers, except that states may exercise authority over such things as certain billing practices and consumer-related issues. These regulations could increase the costs of our wireless operations. The FCC grants wireless licenses for terms of generally ten years that are subject to renewal and revocation. FCC rules require all wireless licensees to meet certain build-out requirements and substantially comply with applicable FCC rules and policies and the Communications Act of 1934 in order to retain their licenses. Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area. There is no guarantee that our licenses will be renewed. You should also see the risk factor below titled “We may not fully develop our wireless services, in which case we could not meet the needs of our customers who desire packaged services.”

The FCC has initiated a number of proceedings to evaluate its rules and policies regarding spectrum licensing and usage. New uses could adversely impact our utilization of our licensed spectrum and our operational costs.

Commercial mobile radio service providers must implement E911 capabilities in accordance with FCC rules. Failure to deploy E911 service consistent with FCC requirements could subject us to significant fines.

The FCC, together with the FAA, also regulates tower marking and lighting. In addition, tower construction is affected by federal, state and local statutes addressing zoning, environmental protection and historic preservation. The FCC adopted significant changes to its rules governing historic preservation review of projects, which makes it more difficult and expensive to deploy antenna facilities. The FCC is also considering changes to its rules regarding environmental protection as related to tower construction, which, if adopted, could make it more difficult to deploy facilities.

For more information about Regulations affecting our operations, see “Competition” contained in “Item 1 — Business — Narrative Description of our Business — Regulation, Franchise Authorizations and Tariffs.”

Our businesses are currently geographically concentrated in Alaska. Any deterioration in the economic conditions in Alaska could have a material adverse effect on our financial position, results of operations or liquidity.

We offer voice and data communication and video services to customers primarily in the State of Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon natural resource industries, in particular oil production, as well as tourism, and government spending including substantial amounts for the United States military. Any deterioration in these markets could have an adverse impact on the demand for communication and cable television services and on our results of operations and financial condition. In addition, the customer base in Alaska is limited. Alaska has a population of approximately 670,000 people, approximately 54% of whom are located in the Anchorage and Matanuska-Susitna Borough region. We have already achieved significant market penetration with respect to our service offerings in Anchorage and in other locations in Alaska.

We may not be able to continue to increase our market share of the existing markets for our services, and no assurance can be given that the Alaskan economy will continue to grow and increase the size of the markets we serve or increase the demand for the services we offer. As a result, the best opportunities for expanding our business may arise in other geographic areas such as the Lower 49 States. There can be no assurance that we will find attractive opportunities to grow our businesses outside the State of Alaska or that we will have the necessary expertise to take advantage of such opportunities. The markets in Alaska for voice and data communications and video services are unique and distinct within the United States due to Alaska’s large geographical size, its sparse population located in a limited number of clusters, and its distance from the rest of the United States. The expertise we have developed in operating our businesses in the State of Alaska may not provide us with the necessary expertise to successfully enter other geographic markets.

We may not fully develop our wireless services, in which case we could not meet the needs of our customers who desire packaged services.

We offer wireless mobile services by distributing other providers’ wireless mobile services. We offer wireless local telephone services over our own facilities, and have purchased personal communications system, or PCS, and local multipoint distribution system, or LMDS, wireless broadband licenses in FCC auctions covering markets in Alaska. We have entered into an agreement to acquire a substantial ownership interest in Alaska DigiTel (see “Part I — Item 1 — Business — Recent Developments — Alaska DigiTel Acquisition and Loan” for more information.) We have fewer subscribers to our wireless services than to our other service offerings. The geographic coverage of our wireless services is also smaller than the geographic coverage of our other services. Some of our competitors offer or propose to offer an integrated bundle of communications, entertainment and information services, including wireless services. If we are unable to expand and further develop our wireless services, we may not be able to meet the needs of customers who desire packaged services, and our competitors who offer these services would have an advantage. This could result in the loss of market share for our other service offerings.

As a PCS and LMDS licensee, we are subject to regulation by the FCC, and must comply with certain build-out and other conditions of the licenses, as well as with the FCC’s regulations governing the PCS and LMDS services. The FCC renewed our PCS license in 2005 for an additional 10-year term.

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

Our communications facilities include an undersea fiber optic cable that carries a large portion of our Internet voice and data traffic to and from the contiguous Lower 48 States. We completed construction of AULP West in June 2004 that provides an alternative geographically diverse backup communications facility. If a failure of both sides of the ring of our undersea fiber optic facilities occurs and we are not able to secure alternative facilities, some of the communications services we offer to our customers could be interrupted, which could have a material adverse effect on our business, financial position, results of operations or liquidity.

If a failure occurs in our satellite communications systems, our ability to immediately restore the entirety of our service may be limited.

We serve many rural and remote Alaska locations solely via satellite communications. Each of our C and Ku-band satellite transponders is backed up on the same spacecraft with multiple backup transponders. The primary spacecraft we use to provide voice, data and internet services to our rural Alaska customers is Intelsat’s Galaxy XR, but we also lease capacity on two other spacecraft for services we provide, SES Americom’s AMC-7 and AMC-8. On Galaxy XR, we use 7 C-band transponders.

Galaxy XR experienced a failure August 3, 2004 of its secondary xenon ion propulsion system (“XIPS”) that maintains the satellite’s proper orbital position. The primary XIPS failed in February 2004. The satellite is now using its backup bi-propellant thrusters to maintain its orbital position. These thrusters are a space flight proven technology. The failure of the primary and secondary XIPS had no short term impact on service to our customers. Intelsat, the owner and operator of Galaxy XR, believes the satellite has sufficient fuel to continue normal operations until approximately March 2008. The terms of our Galaxy XR transponder purchase agreement extends through March 2012. Intelsat intends to replace the satellite before its estimated end-of-life. The launch of the replacement satellite is expected to occur in September 2007. We purchased a warranty with the original agreement to cover a loss of this nature. We have had an agreement in place that provides backup transponder capacity on the Galaxy XIII satellite in the event of a catastrophic failure of Galaxy XR.

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

There is uncertainty whether the Galaxy 18 spacecraft will launch on schedule. The contracted provider of launch services for Galaxy 18 experienced a launch failure on January 20, 2007 that damaged the launch platform. The extent of the damage to the platform and cause of the rocket failure are under investigation. We expect that the launch date will be revised after the failure analyses is completed and the repair schedule is determined. We are working with Intelsat to develop contingency plans that provide for continued satellite service in the event the new launch date extends beyond the Galaxy 10R satellite’s end-of-life.

There is additional uncertainty that the replacement spacecraft, Galaxy 18, will be launched successfully and will become fully operational once in orbit. Additionally, Galaxy XR station-keeping fuel may not last the estimated or expected amount of time before the replacement spacecraft is operational. Such a loss of station-keeping fuel would cause the spacecraft to drift out of its normal orbital position and our fixed ground antennas would no longer point directly at the spacecraft causing loss of signal and thus loss of communications with the spacecraft. We would have to restore our services to backup satellite facilities with little time to prepare for such a move and may experience extended service outages as a result.

We depend on a limited number of third-party vendors to supply communications equipment. If we do not obtain the necessary communications equipment, we will not be able to meet the needs of our customers.

We depend on a limited number of third-party vendors to supply cable, Internet, DLPS and telephony-related equipment. If our providers of this equipment are unable to timely supply the equipment necessary to meet our needs or provide them at an acceptable cost, we may not be able to satisfy demand for our services and competitors may fulfill this demand. Due to the unique characteristics of the Alaska communications markets (i.e., remote locations, rural, satellite-served, low density populations, and our leading edge products and services), in many situations we deploy and utilize specialized, advanced technology and equipment that may not have a large market or demand. Our vendors may not succeed in developing sufficient market penetration to sustain continuing production and may fail. Vendor bankruptcy (or acquisition without continuing product support by the acquiring company) may require us to replace technology before its otherwise useful end of life due to lack of on-going vendor support and product development.

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

Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” we must test our goodwill and other intangible assets with indefinite lives for impairment at least annually. On September 29, 2004, the SEC issued SEC Staff Announcement Topic “Use of the Residual Method to Value Acquired Assets Other than Goodwill,” requiring us to apply a direct value method to determine the fair value of our intangible assets with indefinite lives other than goodwill for purposes of impairment testing. We must also recognize previously unrecognized intangible assets, if any, in the determination of fair value for impairment testing purposes. Our cable certificate assets are our only indefinite-lived assets other than goodwill as of December 31, 2006. Our cable certificate assets were originally valued and recorded using the residual method. Impairment testing of our cable certificate assets in future periods under Statement of Financial Accounting Standard No. 142 must use a direct value method pursuant to such SEC Staff Announcement, which may result in a material, non-cash write-down of our cable certificate assets and could have a material adverse impact on our results of operations.

Our significant debt could adversely affect our business and prevent us from fulfilling our obligations under our senior notes.

We have and will continue to have a significant amount of debt. On December 31, 2006, we had total debt of approximately $492.8 million. Our high level of debt could have important consequences, including the following:

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

As of December 31, 2006, our executive officers and directors and their affiliates owned approximately 7.9% of our combined outstanding Class A and class B common stock, representing approximately 29.6% of the combined voting power of that stock. These shareholders can significantly influence, if not control, our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to the Board.

Corporate governance rules may impose increased costs and internal control assessment requirements on us.

The Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board, and the Nasdaq National Market have required changes in corporate governance practices of public companies. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls over financial reporting and have our auditor attest to such evaluation. We expect to incur ongoing costs to comply with these rules and regulations and may incur increased legal and financial compliance costs that may negatively affect our results of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has determined that as of December 31, 2006, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of two identified material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses are as follows.

1.

Our policies and procedures did not provide for the review of billing rate changes in two of our systems that produce invoices for our common carrier customers. As a result, the entry of incorrect rates input into these billing systems was not detected, and we over-billed several of our common carrier customers, resulting in material misstatements of revenue and accounts receivable in our preliminary 2006 consolidated financial statements. Our revenue and accounts receivable were corrected prior to the issuance of our 2006 consolidated financial statements.

2.

Our policies and procedures did not provide for effective analysis and implementation of accounting pronouncements as applied to non-routine transactions. As a result, an error was made regarding the interpretation and application of generally accepted accounting principles related to our 2005 purchase of shares of our Series B preferred stock. The amount that we paid for the preferred stock in excess of the carrying amount of the shares on our balance sheet should have reduced the amount of net income available to common shareholders used to calculate basic and diluted net income per common share. This material weakness resulted in the restatement, during December 2006, of our previously issued consolidated financial statements for the year ended December 31, 2005. This material weakness also resulted in the misstatement of accrued liabilities and non-cash compensation expense in our preliminary 2006 consolidated financial statements. Our accrued liabilities and non-cash compensation expense were corrected prior to the issuance of our 2006 consolidated financial statements.

For a detailed description of these material weaknesses and our remediation efforts and plans, see “Part II — Item 9A — Controls and Procedures.” These control deficiencies resulted in material errors in our financial reporting, which in part resulted in a restatement of our 2005 consolidated financial statements, as discussed elsewhere in this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

General

Our properties do not lend themselves to description by character or location of principal units. Our investment in property and equipment in our consolidated operations consisted of the following at December 31:

	2006	2005
Telephone distribution systems	65.1%	64.9%
Cable television distribution systems	18.2%	22.9%
Support equipment	11.0%	9.8%
Property and equipment under capital leases	0.4%	0.1%
Construction in progress	3.5%	1.0%
Transportation equipment	0.8%	0.7%
Land and buildings	1.0%	0.6%
Total	100.0%	100.0%

It is not practicable to allocate our properties to our new operating segments since many of our properties are employed by more than one segment to provide common services and products.

These properties consist primarily of undersea and land-based fiber-optic networks, switching equipment, satellite transponders and earth stations, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, routers, servers, transportation equipment, computer equipment and general office equipment. Land and buildings consist of land, land improvements and landing station and other buildings. Substantially all of our properties secure our Senior Credit Facility. See note 7 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information.

Our cable television plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies and in certain locations are buried in underground ducts or trenches. We own or lease real property for signal reception sites.

Our local access services outside plant consists of connecting lines (aerial, underground and buried cable), the majority of which is on or under public roads, highways or streets, while the remainder is on or under private property.

Our construction in progress totaled $30.0 million at December 31, 2006, consisting of long-distance, video, local and Internet services, and support systems projects that were incomplete at December 31, 2006. Our construction in progress totaled $8.3 million at December 31, 2005, consisting of long-distance, video, local and Internet services, and support systems projects that were incomplete at December 31, 2005.

We lease our executive, corporate and administrative facilities and business offices. Our operating, executive, corporate and administrative properties are in good condition. We consider our properties suitable and adequate for our present needs and they are being fully utilized.

Capital Expenditures

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus the incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software.

The total investment in property, plant and equipment has increased from $574.7 million at January 1, 2002 to $855.8 million at December 31, 2006, including construction in progress and excluding deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required in the future to meet the growing demand for communications, Internet and entertainment services and to continually modernize and improve such services to meet competitive demands.

Additions to property and equipment and construction in progress for 2002 through 2006 were as follows (in millions):

2002	$65.1
2003	$62.5
2004	$112.6
2005	$81.2
2006	$105.1

We expect our 2007 expenditures for property and equipment for our core operations, including construction in progress and excluding the Galaxy 18 satellite transponder capacity lease discussed above and potential additional investments in Alaska DigiTel, to total $130.0 million to $135.0 million, depending on available opportunities and the amount of cash flow we generate during 2007. We have made capital and operating purchase commitments totaling approximately $18.0 million at December 31, 2006. A majority of the expenditures are expected to expand, enhance and modernize our current networks, facilities and operating systems, and to develop other businesses.

We funded our normal business capital requirements substantially through internal sources during 2006 and, to the extent necessary, from external financing sources. We expect expenditures for 2007 to be financed in the same manner.

Insurance

We have insurance to cover risks incurred in the ordinary course of business, including general liability, property coverage, director and officers and employment practices liability, auto, crime, fiduciary, aviation, and business interruption insurance in amounts typical of similar operators in our industry and with reputable insurance providers. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against “all risks” of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies. As is typical in the communications industry, we are self-insured for damage or loss to certain of our transmission facilities, including our buried, under sea, and above-ground transmission lines. We self-insure with respect to employee health insurance and workers’ compensation, subject to stop-loss insurance with other parties that caps our liability at specified limits. We believe our insurance coverage is adequate; however, if we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial results may be adversely affected.

Item 3. Legal Proceedings

Except as set forth in this item, neither the Company, its property nor any of its subsidiaries or their property is a party to or subject to any material pending legal proceedings. We are parties to various claims and pending litigation as part of the normal course of business. We are also involved in several administrative proceedings and filings with the FCC and state regulatory authorities. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business. Management believes these matters would not have a materially adverse affect on our business or financial position, results of operations or liquidity.

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Shares of GCI’s Class A common stock are traded on the Nasdaq National Market System tier of the Nasdaq Stock Market under the symbol GNCMA. We are included in the Nasdaq Global Select MarketSM.

Shares of GCI’s Class B common stock are traded through the Over-The-Counter Bulletin Board service offered by the National Association of Securities Dealers. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock.

The following table sets forth the high and low sales price for the above-mentioned common stock for the periods indicated. Market price data for Class A shares were obtained from the Nasdaq Stock Market System quotation system. Market price data for Class B shares were obtained from reported Over-the-Counter Bulletin Board service market transactions. The prices represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not necessarily represent actual transactions.

	Class A		Class B
	High	Low	High	Low
2005:
First Quarter	$11.31	8.32	11.00	8.50
Second Quarter	$9.94	8.00	9.80	8.50
Third Quarter	$10.85	9.50	10.75	9.80
Fourth Quarter	$10.51	9.08	10.43	9.50
2006:
First Quarter	$12.20	10.12	12.25	9.87
Second Quarter	$13.24	11.13	12.60	11.00
Third Quarter	$13.01	11.00	12.30	11.00
Fourth Quarter	$16.09	11.78	15.35	12.00

Holders

As of December 31, 2006 there were 2,072 holders of record of our Class A common stock and 400 holders of record of our Class B common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

Dividends

We have never paid cash dividends on our common stock and we have no present intention of doing so. Payment of cash dividends in the future, if any, will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations. Our existing bank loan agreements contain provisions that limit payment of dividends on common stock, other than stock dividends (see note 7 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information).

Stock Transfer Agent and Registrar

Mellon Investor Services is our stock transfer agent and registrar.

Performance Graph

The following graph includes a line graph comparing the yearly percentage change in our cumulative total shareholder return on our Class A common stock during the five-year period 2002 through 2006. This return is measured by dividing (1) the sum of (a) the cumulative amount of dividends for the measurement period (assuming dividend reinvestment, if any) and (b) the difference between our share price at the end and the beginning of the measurement period, by (2) the share price at the beginning of that measurement period. This line graph is compared in the following graph with two other line graphs during that five-year period, i.e., a market index and a peer index.

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

Our Class B common stock is traded through the Over-The-Counter Bulletin Board service on a more limited basis. Therefore, comparisons similar to those previously described for the Class A common stock are not directly available. However, the performance of Class B common stock may be analogized to that of the Class A common stock in that the Class B common stock is readily convertible into Class A common stock by request to us.

Comparison of Five-Year Cumulative Return

Performance Graph for General Communication, Inc.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS PERFORMANCE GRAPH FOR GENERAL COMMUNICATION, INC., NASDAQ STOCK MARKET INDEX FOR UNITED STATES COMPANIES, AND NASDAQ TELECOMMUNICATIONS STOCK[1,2,3,4]
Measurement Period (Fiscal Year Covered)	Company ($)	Nasdaq Stock Market Index for U.S. Companies ($)	Nasdaq Telecommunications Stock ($)

FYE 12/31/01	100.0	100.0	100.0
FYE 12/31/02	78.7	69.1	46.0
FYE 12/31/03	102.0	103.4	76.6
FYE 12/31/04	129.4	112.5	81.6
FYE 12/31/05	121.1	114.9	77.6
FYE 12/31/06	184.4	126.2	102.0

[1]	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

[2]	The indexes are reweighted daily, using the market capitalization on the previous trading day.

[3]	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

[4]	The index level for all series was set to $100.00 on December 31, 2001.

Issuers Purchases of Equity Securities

The following table provides information about repurchases of shares of our Class A common stock during the quarter ended December 31, 2006:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 1, 2006 to October 31, 2006	245,300 [3]	$ 12.46	4,695,497	$8,498,486
November 1, 2006 to November 30, 2006	---	$ ---	4,695,497	$8,498,486
December 1, 2006 to December 31, 2006	150,000 [4]	$15.34	4,845,497	$6,197,486
Total	395,300

[1]

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

[2]

The total amount approved for repurchase was $60.0 million through December 31, 2006 consisting of $30.0 million through December 31, 2005 and an additional $30.0 million during the year ended December 31, 2005. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

[3]	Open-market purchases and private party transactions made under our publicly announced repurchase plan.

[4]	Private party transactions made under our publicly announced repurchase plan.

Item 6. Selected Financial Data

The following table presents selected historical information relating to financial condition and results of operations over the past five years.

	Years ended December 31,
	2006	2005	2004	2003	2002
(Amounts in thousands except per share amounts)
Revenues	$477,482	443,026	424,826	390,797	367,842
Income before income tax expense and cumulative effect of a change in accounting principle	$34,253	36,835	38,715	26,160	12,322

Cumulative effect of a change in accounting principal, net of income tax expense of $44 in 2006 and net of income tax benefit of $367 in 2003		$64	---	---	(544)	---
Net income		$18,520	20,831	21,252	15,542	6,663
Net income available to common stockholders		$18,520	18,325	19,749	13,524	4,618
Basic net income available to common stockholders per common share		$0.34	0.34	0.35	0.24	0.08
Diluted net income available to common stockholders per common share		$0.33	0.33	0.34	0.24	0.08
Total assets		$914,659	873,775	849,191	763,020	738,782
Long-term debt, including current portion		$489,462	475,840	437,137	345,000	357,700
Obligations under capital leases, including current portion		$2,857	672	39,661	44,775	46,632
Redeemable preferred stock:
Series B	$	---	---	4,249	15,664	16,907
Series C	$	---	---	---	10,000	10,000
Total stockholders’ equity		$245,473	243,620	234,270	226,642	208,220
Dividends declared per common share		$0.00	0.00	0.00	0.00	0.00

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to unbilled revenues, cost of goods sold (exclusive of depreciation and amortization expense) (“Cost of Goods Sold”) accruals, allowance for doubtful accounts, share-based compensation expense, depreciation, amortization and accretion periods, intangible assets, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this Form 10-K.

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

Segment and All Other category data for the years ended December 31, 2005 and 2004 have been reclassified to reflect the organizational changes for comparability purposes. A combination of specific identification and general allocations were employed to reclassify 2005 and 2004 amounts. Allocated amounts were generally determined using segment revenue or customer counts derived from first quarter of 2006 segment data. We believe the first quarter of 2006 division of revenue and customers by segment is representative of the years ended December 31, 2005 and 2004 customer composition for purposes of reclassifying 2005 and 2004 revenue and Cost of Goods Sold balances.

The Network Access segment provides services to other common carrier customers and the Managed Broadband segment provides services to rural school districts and rural hospitals and health clinics. Following are our segments and the services and products each offers to its customers:

Reportable Segments
Services and Products	Consumer	Network Access	Commercial	Managed Broadband
Voice:
Long-distance	X	X	X
Local Access	X	X	X
Directories			X

Video	X		X

Data:
Internet	X	X	X	X
Private Line and Private Networks		X	X	X
Managed Services			X	X
Managed Broadband Services				X

Wireless	X		X

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

Our long-distance service faces significant competition from ACS, Alascom, long-distance resellers, and other local telephone companies that have entered the long-distance market. We believe our approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow us to be competitive in providing those services.

Local Access

We generate local access services revenues from four primary sources: (1) basic dial tone services; (2) private line and special access services; (3) origination and termination of long-distance calls for other common carriers; and (4) features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges.

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

We estimate that our December 31, 2006, 2005 and 2004 total lines in service represent a statewide market share of approximately 26%, 26% and 24%, respectively. At December 31, 2006, 2005 and 2004 approximately 87%, 86% and 85%, respectively, of our lines are provided on our own facilities and leased local loops. At December 31, 2006, 2005 and 2004 approximately 6% of our lines are provided using the UNE platform delivery method.

Our local access service faces significant competition in Anchorage, Fairbanks, and Juneau from ACS, which is the largest ILEC in Alaska, and from Alascom in Anchorage for consumer services. Alascom has received certification from the RCA to provide local access services in Fairbanks and Juneau. We believe our approach to developing, pricing, and providing local access services and bundling different services will allow us to be competitive in providing those services.

On September 23, 2005, February 2, 2006 and July 18, 2006, the RCA issued orders granting us certification to serve the service areas of KPU, Cordova Telephone Cooperative, CVTC, MTA, the Glacier State area served by ACS of the Northland, Alaska Telephone Company, Interior Telephone Company, United-KUC and Mukluk Telephone Company. The affected rural local exchange carriers have appealed various aspects of the certification rulings.

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

By letter submitted to the RCA on January 12, 2004, we made a bona fide request for interconnection for the purposes of local access competition with MTA, under the provisions of the 1996 Telecom Act. We submitted this request to MTA on the grounds that it waived its rural exemption under the terms of Section 251(f)(1)(C) when it launched its new video service through its wholly owned subsidiary MTA Vision, Inc. in competition with our cable television service. MTA, however, refused to comply with the negotiation and arbitration provisions under the 1996 Telecom Act claiming that it still retained a rural exemption. We filed a complaint with the RCA to resolve this dispute, and the RCA conducted a public hearing on the matter on October 20, 2004. On February 2, 2005, the RCA ruled that MTA’s rural exemption for the areas served by MTA Vision, Inc. had been lifted and that we may negotiate and arbitrate interconnection with MTA. Negotiations ensued, and MTA filed a petition for suspension and modification of its obligations to provide access to UNEs. The petition did not affect MTA’s obligation to provide resale at wholesale rates under Section 251(c)(4). On December 20, 2005 the RCA granted MTA’s petition for a three year period and arbitration as to MTA’s remaining obligations recommenced. We have appealed the RCA’s suspension and modification decision. Following negotiation and arbitration, an arbitrated Interconnection Agreement was filed for approval on January 18, 2006. Such approval was granted on February 17, 2006. We intend to commence local service entry into Eagle River and the Mat-Su Valley during 2007.

On May 2, 2005, we tendered an interconnection request to the City of Ketchikan d/b/a KPU, which had been authorized by the RCA to provide video programming services through its KPU CommVision division on April 26, 2005. Under the terms of Section 251(f)(1)(C) of the 1996 Telecom Act KPU’s rural exemption from negotiation will be forfeited if, and when, KPU commences offering video programming. On June 3, 2005, we entered into a stipulation with KPU recognizing that KPU would forfeit its rural exemption and that negotiations for interconnection would commence when KPU commenced offering video programming. KPU began offering video programming and negotiations began in December 2005 and culminated in a contract in June 2006. The Ketchikan City Council approved the contract in June 2006 and the contract was submitted to the RCA for final approval on August 21, 2006. We received an order from the RCA on November 14, 2006 approving the interconnection agreement. We intend to commence local service entry into Ketchikan during 2007.

On May 17, 2006, we tendered an interconnection request to CVTC. Based on our request, the RCA opened an inquiry for the purpose of determining whether or not to terminate the rural exemption of CVTC. In July 2006 we entered into a settlement with CVTC under which interconnection negotiations would take place, followed by private arbitration if necessary, under Sections 251(a) and (b) of the 1996 Telecom Act. On July 13, 2006, we filed a formal Notice of Withdrawal of the rural exemption inquiry. Negotiations and arbitration for an interconnection agreement with CVTC are on-going.

We plan to have deployed more than 48,000 DLPS lines which utilize our Anchorage coaxial cable facilities by December 31, 2007. This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.

Directories

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

Our cable systems serve 40 communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau.

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

We increased rates charged for certain cable services in eleven communities, including four of the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, and the Kenai Peninsula. The rate increases were primarily effective in January 2006 and increased approximately 5% for those customers who experienced an adjustment.

In the fourth quarter of 2006 we increased rates charged for certain cable services in seven communities, including the state’s five largest population centers. The rates increased approximately 5% for those customers who experienced an adjustment.

Data Services and Products

Internet

We generate Internet services revenues from three primary sources: (1) access product services, including cable modem, dial-up, and dedicated access; (2) network management services; and (3) wholesale access for other common carriers.

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

Private Line and Private Networks

We generate private line and private network services revenue from two primary sources: (1) leasing capacity on our facilities that utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location and (2) through the sale of IP based data services on a secured shared network to businesses linking multiple enterprise locations. The factor that has the greatest impact on year-to-year changes in private line and private network services revenues is the number of private lines and private networks in use. We compete against Alascom, ACS and other local telecommunication service providers.

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

Managed Broadband Services

We generate managed broadband services revenue through our SchoolAccess®, ConnectMD® and managed video conferencing products. Our customers may purchase end-to-end broadband services solutions blended with other transport and software products. There are several competing companies in Alaska that actively sell broadband services. Our ability to provide end-to-end broadband services solutions has allowed us to maintain our market position based on “value added” products and services rather than solely based on price competition.

SchoolAccess® is a suite of services designed to advance the educational opportunities of students in underserved regions of the country. Our SchoolAccess® division provides Internet and distance learning services designed exclusively for the school environment.

Our network, Internet and software application services provided through our Managed Broadband segment’s Medical Services Division are branded as ConnectMD®. Our ConnectMD® services are currently provided under contract to medical businesses in Alaska, Washington and Montana. The Rural Health Care Program of the Universal Service Fund makes discounts available to eligible rural health care providers for telecommunication services and monthly Internet service charges. The program is intended to ensure that rural health care providers pay no more for telecommunications in the provision of health care services than their urban counterparts. Customers utilize ConnectMD® services to securely move data, images, or voice traffic, to include real time multipoint interactive video.

We offer a managed video conferencing product for use in distance learning, telemedicine and group communication and collaboration environments. The product is designed to offer customers enhanced communication services that support video, audio and data presentation. Our product benefits customers by reducing travel costs, improving course equity in education and increasing the quality of health services available to patients. The product bundles our data products, video conferencing services and optional rental of video conferencing endpoint equipment. Our video conferencing services include multipoint conferencing, ISDN gateway and transcoding services, online scheduling and conference control, and videoconference recording, archiving and streaming. We provide 24-hour technical support via telephone or online.

Wireless Services and Products

We generate wireless services and equipment revenues from four primary sources: (1) monthly plan fees; (2) usage and roaming charges; (3) wireless Internet access; and (4) handset and accessory sales.

We offer wireless services by reselling Dobson services. We provide limited wireless local access and Internet services using our own facilities. We compete against Dobson, ACS, Alaska DigiTel, and resellers of those services in Anchorage and other markets.

We have 28,900, 16,000, and 9,500 combined Consumer segment and Commercial segment wireless lines in service at December 31, 2006, 2005 and 2004, respectively. A wireless line in service is defined as a revenue generating wireless device. Our average wireless revenue per combined Consumer and Commercial subscriber is $54.61, $41.75 and $27.20 during the years ended December 31, 2006, 2005 and 2004, respectively, calculated by dividing our combined Consumer and Commercial segments usage revenues by our combined Consumer and Commercial segments subscriber count.

On January 1, 2007 we invested $29.5 million in Alaska DigiTel in exchange for an 81.9% equity interest. We do not have voting control of Alaska DigiTel. We view our investment as an incremental way to participate in future growth of the wireless industry in Alaska. Our existing distribution agreement with Dobson remains in full effect and our existing wireless products will continue to compete with Alaska DigiTel in the Alaska market.

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

				Percentage Change [1]	Percentage Change [1]
				2006	2005
	Year Ended December 31,			vs.	vs.
(Unaudited)	2006	2005	2004	2005	2004
Statements of Operations Data:
Revenues:
Consumer segment	37.5%	36.8%	35.7%	9.8%	7.5%
Network Access segment	34.9%	33.5%	32.3%	12.2%	8.1%
Commercial segment	22.2%	23.8%	25.7%	0.3%	(3.3%)
Managed Broadband segment	5.4%	5.9%	6.3%	0.1%	(3.1%)
Total revenues	100.0%	100.0%	100.0%	7.8%	4.3%
Selling, general and administrative expenses	36.0%	35.1%	34.4%	10.4%	6.3%
Restructuring charge	0.0%	0.4%	0.0%	NM	NM
Depreciation and amortization expense	17.2%	16.7%	14.8%	10.8%	17.9%
Operating income	14.1%	17.3%	17.9%	(12.3%)	0.6%
Other expense, net	6.9%	9.0%	8.8%	(16.7%)	6.2%
Income before income taxes and cumulative effect of a change in accounting principle in 2006	7.2%	8.3%	9.1%	(7.0%)	(4.9%)
Net income before cumulative effect of a change in accounting principle in 2006	3.9%	4.7%	5.0%	(11.5%)	(2.0%)
Net income	3.9%	4.7%	5.0%	(11.2%)	(2.0%)

________________________________

[1]	Percentage change in underlying data.

NM – Not meaningful.

________________________________

Year Ended December 31, 2006 (“2006”) Compared To Year Ended December 31, 2005 (“2005”)

Overview of Revenues and Cost of Goods Sold

Total revenues increased 7.8% from $443.0 million in 2005 to $477.5 million in 2006. Revenue increased in our Consumer, Network Access, Commercial and Managed Broadband segments. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 16.0% from $134.9 million in 2005 to $156.4 million in 2006. Cost of Goods Sold increases in our Consumer, Network Access and Commercial segments were partially off-set by decreased Cost of Goods Sold in our Managed Broadband segment. See the discussion below for more information by segment.

Consumer Segment Overview

Consumer segment revenue represented 37.5% of 2006 consolidated revenues. The components of Consumer segment revenue are as follow (amounts in thousands):

			Percentage
	2006	2005	Change
Voice	$45,625	46,821	(2.6%)
Video	90,226	84,731	6.5%
Data	29,406	25,313	16.2%
Wireless	13,694	6,063	125.9%
Total Consumer segment revenue	$178,951	162,928	9.8%

Selected key performance indicators for our Consumer segment follow:

	December 31,		Percentage
	2006	2005	Change
Voice:
Long-distance subscribers[1]	89,800	95,000	(5.5%)
Total local access lines in service[2]	66,200	68,400	(3.2%)
DLPS local access lines in service[2]	31,000	21,300	45.5%

Video:
Basic subscribers[3]	124,000	122,600	1.1%
Digital programming tier subscribers[4]	58,700	53,700	9.3%
HD/DVR converter boxes[5]	29,200	12,500	133.6%
Homes passed	219,900	215,000	2.3%

Data:
Cable modem subscribers[6]	78,500	70,800	10.9%

1 A long-distance customer is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.

2 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

3 A basic cable subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased.

4 A digital programming tier subscriber is defined as one digital programming tier of service delivered to an address or separate subunits thereof regardless of the number of outlets or digital programming tiers purchased. Digital programming tier subscribers are a subset of basic subscribers.

5 An HD/DVR converter box is defined as one box rented by a digital programming or basic tier subscriber. A digital programming or basic tier subscriber is not required to rent an HD/DVR converter box to receive service.

6 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Cable modem subscribers may also be basic subscribers though basic cable service is not required to receive cable modem service.

Selected key performance indicators for our Consumer segment follow:

			Percentage
	2006	2005	Change
Voice:
Long-distance minutes carried (in millions)	141.9	163.0	(12.9%)

Video:
Average monthly gross revenue per subscriber[1]	$61.57	$59.45	3.6%

[1] Year-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and ending of the period.

Consumer Segment Revenues

The 2.6% decrease in voice revenue is primarily due to decreased long-distance minutes carried for these customers. The decrease is partially off-set by a $446,000 or 9.1% increase in support from the Universal Service Program in 2006 as compared to 2005 and an approximately $300,000 increase in local service revenue in 2006 as compared to 2005 due to the implementation of the monthly network access fee in April 2005.

The 6.5% increase in video revenue is primarily due to the following:

•

A 23.9% increase in equipment rental revenue to $13.3 million in 2006 primarily resulting from our customers’ increased use of digital distribution technology and an equipment rental rate increase effective primarily in January 2006, and

•

A 4.2% increase in programming services revenue to $75.6 million in 2006 primarily resulting from an increase in digital programming tier subscribers in 2006, increased rates charged for certain cable services primarily effective in the first and fourth quarters of 2006, and increased average revenue per customer.

The 16.2% increase in data revenue is primarily due to a 9.7% increase in cable modem revenue to $24.6 million and a 68.8% increase to $1.6 million in revenue earned from our customers’ use of our Internet facilities in excess of that allowed by their plan in 2006. The increase in cable modem revenue is primarily due to increased subscribers.

The 125.9% increase in wireless revenue is primarily due to increased wireless subscribers.

Consumer Segment Cost of Goods Sold

Consumer segment Cost of Goods Sold increased 10.1% to $66.9 million from 2005 to 2006 primarily due to increased wireless Cost of Goods Sold resulting from increased revenue and increased video Cost of Goods Sold. The increased video Cost of Goods Sold is primarily due to the 2006 expiration of arrangements with suppliers from which we earned rebates and refunds upon us meeting specified goals, increased channels offered to our subscribers, and increased subscribers. The increase in Cost of Goods Sold is partially off-set by decreased voice Cost of Goods Sold primarily due to the following:

•	Cost savings resulting from the increased deployment of DLPS lines during the year ended December 31, 2006,
•	Decreased voice minutes carried, and
•

Reduced access costs resulting from the distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $0.011 and $0.057 per minute for originating and terminating interstate and intrastate traffic, respectively.

The decrease in voice Costs of Goods Sold is partially off-set by the receipt in 2005 of $9.1 million upon the settlement of four separate claims with AT&T and Alascom pursuant to a master agreement of which $1.8 million reduced the Consumer segment voice Cost of Goods Sold in 2005.

Network Access Segment Overview

Network access segment revenue represented 34.9% of 2006 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2006	2005	Change
Voice	$110,834	95,555	16.0%
Data	55,637	52,778	5.4%
Total Network Access segment revenue	$166,471	148,333	12.2%

Selected key performance indicators for our Network Access segment follow:

	December 31,		Percentage
	2006	2005	Change
Voice:
Long-distance minutes carried (in millions)	1,317	1,073	22.7%

Data:
Total Internet service provider access lines in service[1]	3,100	3,700	(16.2%)

1 An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues

The 16.0% increase in voice revenue is primarily due to increased minutes carried for our other common carrier customers partially off-set by a 4.7% decrease in our rate per minute on minutes carried for other common carriers. The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% rate decrease mandated by federal law which will result in annual rate decreases of 3.0%.

Network Access Segment Cost of Goods Sold

Network Access segment Cost of Goods Sold increased 46.0% to $37.3 million from 2005 to 2006 primarily due to the following:

•	Increased voice minutes carried, and
•

Receipt in 2005 of $9.1 million upon the settlement of four separate claims with AT&T and Alascom pursuant to a master agreement of which $5.3 million reduced the Network Access segment voice Cost of Goods Sold in 2005.

Commercial Segment Overview

Commercial segment revenue represented 22.2% of 2006 consolidated revenues. The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2006	2005	Change
Voice	$32,162	33,718	(4.6%)
Video	7,993	7,163	11.6%
Data	63,276	63,592	(0.5%)
Wireless	2,498	1,190	109.9%
Total Commercial segment revenue	$105,929	105,663	0.3%

Selected key performance indicators for our Commercial segment follow:

	December 31,		Percentage
	2006	2005	Change
Voice:
Long-distance subscribers[1]	11,100	11,700	(5.1%)
Total local access lines in service[2]	41,900	40,700	2.9%
DLPS local access lines in service[2]	1,200	600	100.0%
Long-distance minutes carried (in millions)	131.8	138.9	(5.1%)

Data:
Cable modem subscribers[3]	7,800	6,500	20.0%

1 A long-distance customer is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.

2 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

3 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

We leased a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provide management and maintenance services for this capacity to a significant customer. The lessee signed a contract with a competitor in March 2005, started the transition of their circuits from our fiber optic cable system to our competitor’s microwave system in June 2006, and expects to complete the transition during the second quarter of 2007. In November 2006, we signed an agreement with our competitor to lease capacity on our fiber optic cable system and provide certain other services to them in association with their contract. We expect this transition to result in a $9.5 million annual decrease in the data component of Commercial segment revenue when it is completed.

Commercial Segment Revenues

The 4.6% decrease in voice revenue is primarily due to decreased minutes carried for our Commercial segment customers.

The 11.6% increase in video revenue is primarily due to a 27.4% or $1.2 million increase in political advertising sales for the 2006 Alaska state-wide and local elections.

The 0.5% decrease in data revenue is primarily due to a $4.6 million or 31.7% decrease in revenue earned from the lease and provision of management and maintenance services on a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks as described above. The decrease is partially off-set by following:

•	A $2.6 million increase to $14.7 million in private line and private network services due to increased circuits sold,
•	$2.1 million in revenue recognized for a special project completed in 2006, and
•	A $738,000 or 4.5% increase in other special project revenues.

The 109.9% increase in wireless revenue is primarily due to increased wireless subscribers.

Commercial Segment Cost of Goods Sold

Commercial segment Cost of Goods Sold increased 9.0% to $47.9 million from 2005 to 2006 primarily due to the following:

•	$2.3 million in managed services Cost of Goods Sold recognized for a special project completed in 2006,
•	A $1.5 million or 128.4% increase in wireless Cost of Goods Sold resulting from increased revenue,
•

Receipt in 2005 of $9.1 million upon the settlement of four separate claims with AT&T and Alascom pursuant to a master agreement of which $2.0 million reduced the Commercial segment long-distance Cost of Goods Sold in 2005, and

•	A 7.9% increase in managed services Cost of Goods Sold to $14.4 million primarily due to increased managed services revenue in 2006 as compared to 2005.

The increase in Cost of Goods Sold is partially off-set by cost savings resulting from increased deployment of DLPS lines during the year ended December 31, 2006 and decreased voice minutes carried.

Managed Broadband Segment Overview

Managed Broadband segment revenue represented 5.4% of 2006 consolidated revenues.

Selected key performance indicators for our Managed Broadband segment follow:

	December 31,		Percentage
	2006	2005	Change
Managed Broadband segment:
SchoolAccess® customers	48	45	6.7%
Rural health customers	21	21	0.0%

In 2006 we decided to close an operating subsidiary and subsequent to the closure we determined the software for a Managed Broadband segment product offering with a net book value of $790,000 was impaired and had no net realizable value. We recognized the 2006 impairment in depreciation and amortization expense in the accompanying Consolidated Statements of Operations.

Managed Broadband Segment Revenues

Managed Broadband segment revenue, which includes data products only, increased 0.1% to $26.1 million in 2006 as compared to 2005. The increase is primarily due to increased multi-site and single-site SchoolAccess® customers, increased circuits purchased by our rural health customers, and increased single-site rural health customers in the last six months of 2006 and a $358,000 contribution from the RCA to fund the construction of rural wireless sites. The increase is partially off-set by decreased multi-site SchoolAccess® customers in the first six months of 2006 as compared to 2005 and a rate decrease for certain circuits purchased by our rural health customers in 2006 as compared to 2005.

Managed Broadband Segment Cost of Goods Sold

Managed Broadband segment Cost of Goods Sold decreased $275,000 to $4.4 million from 2005 to 2006 primarily due to reduced satellite capacity costs in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10.4% to $171.7 million in 2006 primarily due to the following:

•

A $5.9 million increase in our share-based compensation expense due to the recognition of $3.5 million in share-based compensation expense following our adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R) on January 1, 2006 and a $2.9 million increase in expense relating to the fair value of our share-based liability during 2006. The $6.6 million in share-based compensation expense was allocated to our reportable segments as follows (amounts in thousands):

	Reportable Segments
	Consumer	Network Access	Commercial	Managed Broadband	Total
Share-based compensation expense	$ 2,154	2,565	1,380	484	6,583

•	A $2.9 million increase in bad debt expense due to a decrease in the realization of a recovery from Verizon in 2006 as compared to 2005,
•

A $2.1 million increase in health insurance costs primarily resulting from a decreased reserve for incurred but not reported health insurance claims in 2005 to reflect historical experience that was not repeated in 2006 and increased medical claims in 2006,

•

A $1.7 million increase in bad debt expense due to a temporary slowdown in our collection process on our long-distance, local service and Internet invoices. The slowdown was due to the September 1, 2005 conversion to our unified order management and fulfillment, billing, customer service, cash application, and credit and collection system. Our ability to perform our collections process timely was significantly restored by December 31, 2006,

•	A $1.4 million increase in certain promotion expenses in 2006, and

•	A $957,000 increase in fiber repair expenses in 2006 resulting from multiple breaks in our fiber optic cable that extends from Prudhoe Bay to Valdez via Fairbanks in October 2006.

The selling, general and administrative expenses increase is partially off-set by the following:

•

A $3.1 million decrease in Managed Broadband segment’s bad debt expense primarily due to increased allowances for certain Managed Broadband segment customers in 2005 for which payments were received in 2006,

•	A $2.5 million decrease in labor costs in 2006,
•	A $2.2 million decrease in our company-wide success sharing bonus accrual in 2006, and
•	A $1.4 million decrease in contract labor in 2006 primarily due to a reduced number of contractors supporting our information technology systems.

As a percentage of total revenues, selling, general and administrative expenses increased to 36.0% in 2006 from 35.1% in 2005, primarily due to the net increases described above without a proportional increase in revenues.

Restructuring Charge

In August 2005 we committed to a reorganization plan to more efficiently meet the demands of technological and product convergence by realigning along customer lines rather than product lines. The reorganization plan included integration of several functions resulting in the layoff of 76 employees by November 30, 2005. During the year ended December 31, 2005 we recognized a restructuring charge of $2.0 million for workforce reduction costs across all functions. Total costs incurred under this plan were $2.1 million. The following table sets forth the restructuring charges by segment during 2005 (amounts in thousands):

	Consumer	Network Access	Commer-cial	Managed Broadband	Total Reportable Segments
Restructuring charge incurred through the year ending December 31, 2005	$660	737	417	153	1,967

Depreciation and Amortization Expense

Depreciation and amortization expense increased 10.8% to $82.1 million in 2006. The increase is primarily due to our $95.3 million investment in equipment and facilities placed into service during 2005 for which a full year of depreciation was recorded in 2006, the $83.4 million investment in equipment and facilities placed into service during the year ended December 31, 2006 for which a partial year of depreciation was recorded in 2006, and a $790,000 software impairment recognized in 2006 as discussed above.

Other Expense, Net

Other expense, net of other income, decreased 16.7% to $33.1 million in 2006 primarily due to the following:

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

•	Senior Credit Facility deferred loan fee amortization expense decreased $502,000 or 73% in 2006 after the August 2005 amendment,
•	Interest income increased $1.2 million to $1.8 million in 2006 resulting from the increased average cash and cash equivalents and restricted cash balances in 2006, and
•	Interest expense decreased $820,000 due to construction period interest capitalization in 2006.

Income Tax Expense

Income tax expense totaled $15.8 million in 2006 and 2005. Our effective income tax rate increased from 43.4% in 2005 to 46.1% in 2006 primarily due to adjustments to deferred tax assets in 2005.

At December 31, 2006, we have (1) tax net operating loss carryforwards of approximately $141.3 million that will begin expiring in 2010 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.6 million available to offset regular income taxes payable in future years. We estimate that we will utilize net operating loss carryforwards of $39.0 million to $41.0 million during the year ended December 31, 2007. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

We have recorded deferred tax assets of approximately $57.8 million associated with income tax net operating losses that were generated from 1995 to 2006, and that expire from 2010 to 2026.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 43% to 45% in the year ended December 31, 2007.

Cumulative Effect of a Change in Accounting Principle

On January 1, 2006 we adopted SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact (benefit) of adopting SFAS No. 123(R) attributed to accruing for expected forfeitures on outstanding share-based awards totaled $108,000, which was reduced by income tax expense of $44,000, and is reported as a cumulative effect of a change in accounting principle during the year ended December 31, 2006 in the accompanying Consolidated Statements of Operations.

Year Ended December 31, 2005 (“2005”) Compared to Year Ended December 31, 2004 (“2004”)

Overview of Revenues and Cost of Goods Sold

Total revenues increased 4.3% from $424.8 million in 2004 to $443.0 million in 2005. Revenue increases in our Consumer and Network Access segments were partially off-set by revenue decreases in our Commercial and Managed Broadband segments. See the discussion below for more information by segment.

Total Cost of Goods Sold decreased 3.4% from $139.6 million in 2004 to $134.9 million in 2005. Decreased Cost of Goods Sold in our Network Access and Commercial segments were partially off-set by increases in the Consumer and Managed Broadband segments’ Cost of Goods Sold. See the discussion below for more information by segment.

Consumer Segment Overview

Consumer segment revenue represented 36.8% of 2005 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

			Percentage
	2005	2004	Change
Voice	$46,821	43,183	8.4%
Video	84,731	81,156	4.4%
Data	25,313	24,329	4.0%
Wireless	6,063	2,831	114.2%
Total Consumer segment revenue	$162,928	151,499	7.5%

Selected key performance indicators for our Consumer segment follow:

	December 31,		Percentage
	2005	2004	Change
Voice:
Total local access lines in service[1]	68,400	67,600	1.2%
DLPS local access lines in service[1]	21,300	7,800	173.1%
Long-distance minutes carried (in millions)	163.0	163.1	(0.1%)

Video:
Basic subscribers[2]	122,600	120,600	1.7%
Digital programming tier subscribers[3]	53,700	46,100	16.5%
HD/DVR converter boxes[4]	12,500	4,900	155.1%
Homes passed	215,000	207,200	3.8%
Average monthly gross revenue per subscriber[5]	$59.45	$55.89	6.4%

Data:
Cable modem subscribers[6]	70,800	59,800	18.4%

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

[5] Year-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and ending of the period.

6 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Cable modem subscribers may also be basic subscribers though basic cable service is not required to receive cable modem service.

We had 95,000 Consumer segment long-distance customers at December 31, 2005. A long-distance customer is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month. Due to our implementation of a new unified billing system on September 1, 2005 this statistic is not available as of December 31, 2004.

Consumer Segment Revenues

The 8.4% increase in voice revenue is primarily due to a $1.8 million increase in support from the Universal Service Program and increased local access lines in service. The increase is partially off-set by a decrease in long-distance minutes carried for these customers.

The 4.4% increase in video revenue is primarily due to the following:

•	A 15.8% increase in equipment rental revenue to $10.7 million in 2005 primarily resulting from our customers’ increased use of digital distribution technology, and
•

A 2.7% increase in programming services revenue to $72.5 million in 2005 primarily resulting from an increase in basic and digital programming tier subscribers and increased average revenue per customer.

The 4.0% increase in data revenue is primarily due to a 12.2% increase in cable modem revenue to $22.4 million in 2005. The increase in cable modem revenue is primarily due to increased subscribers.

The 114.2% increase in wireless revenue is primarily due to increased wireless subscribers.

Consumer Segment Cost of Goods Sold

Consumer segment Cost of Goods Sold increased 5.6% to $60.8 million in 2005 primarily due to increased video, data and wireless Cost of Goods Sold. The increased data and wireless Cost of Goods Sold resulted from increased revenue. Video Cost of Goods Sold increased primarily due to the following:

•	A $407,000 refund received in 2004 from a supplier retroactive to August 2003 of which $391,000 reduced the Consumer segment video Cost of Goods Sold in 2004,
•	An arrangement with a supplier in which we earned a $328,000 rebate in 2004 upon us meeting a specified goal of which $315,000 reduced the Consumer segment video Cost of Goods Sold in 2004, and
•	Programming cost increases in 2005 for certain of our cable programming service offerings.

The increase in Cost of Goods Sold is partially off-set by decreased voice Cost of Goods Sold primarily due to the following:

•

The receipt in 2005 of $9.1 million upon the settlement of four separate claims with AT&T and Alascom pursuant to a master agreement of which $1.8 million reduced the Consumer segment voice Cost of Goods Sold in 2005,

•	Cost savings resulting from the increased deployment of DLPS lines in 2005,
•	The decrease in long-distance minutes carried, and
•

Reduced access costs resulting from the distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.010 and $.048 per minute for originating and terminating interstate and intrastate traffic, respectively.

The decreased voice Cost of Goods Sold is partially off-set by growth in our local access lines in service and increased costs resulting from the RCA’s Anchorage UNE arbitration settlement order in June 2004 which increased the UNE lease rate payable to ACS from $14.92 to $18.64 per line per month beginning on June 25, 2004. Additionally, the UNE lease rates payable to ACS in Fairbanks and Juneau increased from $19.19 to $23.00 and $16.71 to $18.00, respectively, as of January 1, 2005.

Network Access Segment Overview

Network access segment revenue represented 33.5% of 2005 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2005	2004	Change
Voice	$95,555	88,015	8.6%
Data	52,778	49,152	7.4%
Total Network Access segment revenue	$148,333	137,167	8.1%

Selected key performance indicators for our Network Access segment follow:

	December 31,		Percentage
	2005	2004	Change
Voice:
Long-distance minutes carried (in millions)	1,073.1	891.2	20.4%

Data:
Total Internet service provider access lines in service[1]	3,700	4,900	(24.5%)

1 An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues

The 8.6% increase in voice revenue is primarily due to increased minutes carried for our other common carrier customers partially off-set by a 7.7% decrease in our average rate per minute on minutes carried for other common carriers. The average rate per minute decrease is primarily due to a 3.0% rate decrease mandated by federal law which will result in annual rate decreases of 3.0% per year and a change in the composition of traffic carried resulting from one of our common carrier customer contracts.

Network Access Segment Cost of Goods Sold

Network Access segment Cost of Goods Sold decreased 2.3% to $25.5 million in 2005. Voice Cost of Goods Sold decreased 1.7% to $18.2 million in 2005 primarily due to receipt in 2005 of $9.1 million upon the settlement of four separate claims with AT&T and Alascom pursuant to a master agreement of which $5.3 million reduced the Network Access segment voice Cost of Goods Sold in 2005. The decrease is partially off-set by increased voice Cost of Goods Sold due to increased long-distance minutes carried and receipt in 2004 of $1.2 million from an intrastate access cost pool that previously overcharged us for access services of which $626,000 reduced the Network Access segment voice Cost of Goods Sold in 2004.

Commercial Segment Overview

Commercial segment revenue represented 23.8% of 2005 consolidated revenues. The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2005	2004	Change
Voice	$33,718	35,054	(3.8%)
Video	7,163	7,491	(4.4%)
Data	63,592	66,128	(3.8%)
Wireless	1,190	555	114.4%
Total Commercial segment revenue	$105,663	109,228	(3.3%)

Selected key performance indicators for our Commercial segment follow:

	December 31,		Percentage
	2005	2004	Change
Voice:
Total local access lines in service[1]	40,700	39,600	2.8%
DLPS local access lines in service[1]	600	200	200.0%
Long-distance minutes carried (in millions)	138.9	142.9	(2.8%)

Data:
Cable modem subscribers[2]	6,500	5,700	14.0%

1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

2 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

We had 11,700 Commercial segment long-distance accounts at December 31, 2005. A long-distance account is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month. Due to our implementation of a new unified billing system on September 1, 2005 this statistic is not available as of December 31, 2004.

Commercial Segment Revenues

The 3.8% decrease in voice revenue is primarily due to a decrease in minutes carried for our Commercial segment customers.

The 3.8% decrease in data revenue is primarily due to $6.4 million earned in 2004 from an equipment sale and installation project and a $1.4 million decrease in product sales revenue due to the sale of products to certain customers in 2004 that did not recur in 2005. The decrease is partially off-set by the following:

•	A $3.2 million or 11.3% increase in managed services revenue primarily due to special project revenue earned in 2005 for services sold to two customers, and
•	A $2.4 million or 16.4% increase in Internet services revenue primarily due to increased cable modem subscribers.

Additionally, in 2004 the Commercial segment sold data services to the Managed Broadband segment and all of the revenue was eliminated from the Commercial segment. In 2005 the Managed Broadband and Commercial segments operated under a revenue-sharing agreement that resulted in an allocation of revenue between the two segments. Commercial segment data revenue would have been $62.3 million and $66.1 million in 2005 and 2004, respectively, if the change in the external revenue distribution had not occurred.

Commercial Segment Cost of Goods Sold

Commercial segment Cost of Goods Sold decreased 15.4% to $43.9 million in 2005 primarily due to the following:

•

Receipt in 2005 of $9.1 million upon the settlement of four separate claims with AT&T and Alascom pursuant to a master agreement of which $2.0 million reduced the Commercial segment voice Cost of Goods Sold in 2005,

•	$5.8 million in costs in 2004 associated with an equipment sale and installation project that did not recur in 2005,
•	A $1.2 million decrease in costs associated with product sales revenues in 2004 that did not recur in 2005,
•	Decreased long-distance minutes carried, and
•

We performed an analysis of circuit costs directly contributing to Commercial segment’s voice revenue and Managed Broadband segment’s data revenues and, as a result, decreased the allocation of Cost of Goods Sold to the Commercial segment’s voice Cost of Goods Sold by $1.1 million in 2005. Managed Broadband segment data Cost of Goods Sold was increased an equal amount in 2005.

The decrease is partially off-set by a $2.5 million or 21.5% increase in costs associated with increased managed service revenue.

Managed Broadband Segment Overview

Managed Broadband segment revenue represented 5.9% of 2005 consolidated revenues.

Selected key performance indicators for our Managed Broadband segment follow:

	December 31,		Percentage
	2005	2004	Change
Managed Broadband segment:
SchoolAccess® customers	45	42	7.1%
Rural Health customers	21	22	(4.6%)

Managed Broadband Segment Revenues

Managed Broadband segment revenue, which includes data products only, decreased 3.1% to $26.1 million in 2005. Managed Broadband revenue would have increased from $26.9 million in 2004 to $27.4 million in 2005 if we had not changed the allocation of external revenues between our Commercial and Managed Broadband segments. In 2004 all of a certain revenue stream was retained by the Managed Broadband segment and the associated internal Cost of Goods Sold purchased from the Commercial segment was eliminated from the Managed Broadband segment. In 2005 the Managed Broadband and Commercial segments operated under a revenue-sharing agreement that resulted in an allocation of revenue between the two segments.

After considering the effect of the external revenue allocation change described above, the 2005 revenue increase is primarily due to an increased number of SchoolAccess® customers partially off-set by a decreased number of Rural Health customers.

Managed Broadband Segment Cost of Goods Sold

Managed Broadband segment Cost of Goods Sold increased $697,000 to $4.6 million in 2005. We performed an analysis of circuit costs directly contributing to Commercial segment’s voice revenue and Managed Broadband segment’s data revenues and, as a result, increased the allocation of Cost of Goods Sold to the Managed Broadband segment data Cost of Goods Sold by $1.1 million in 2005. Commercial segment’s voice Cost of Goods Sold was decreased an equal amount in 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6.3% to $155.5 million in 2005 primarily due to the following:

•	A $3.3 million increase in labor and health insurance costs resulting from an increased number of employees during the majority of 2005 as compared to 2004,
•	A $2.6 million increase in our company-wide success sharing bonus accrual,
•	Allowances of $1.6 million established for certain Managed Broadband customers, and
•

A decrease to bad debt expense from $4.2 million in 2004 to $3.3 million in 2005 due to a decrease in the realization of a recovery received from MCI following their emergence from bankruptcy protection.

The increase is partially off-set by a $1.2 million write-off in 2004 of previously capitalized mobile wireless network costs upon finalization of a long-term distribution agreement. As a percentage of total revenues, selling, general and administrative expenses increased to 35.1% in 2005 from 34.4% in 2004, due to an increase in such expenses without a proportional increase in revenues.

Restructuring Charge

See “Restructuring Charge” included above under “Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.”

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

Other Expense, Net

Other expense, net of other income, increased 6.2% to $39.7 million in 2005 primarily due to following:

•	We finalized a $215.0 million Amended and Restated Senior Secured Credit Facility in August 2005 to replace our May 21, 2004 Senior Credit Facility resulting in the following increased expenses:
•	We recognized a $2.8 million Loss on Early Extinguishment of Debt in 2005 resulting from termination of our Satellite Transponder Capital Lease,
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

Multiple System Operator (“MSO”) Operating Statistics

Our operating statistics include capital expenditures and customer information from our Consumer and Commercial segments which offer services utilizing our cable services’ facilities.

Our capital expenditures by standard reporting category for the years ended December 31, 2006, 2005 and 2004 follows (amounts in thousands):

	2006	2005	2004
Line extensions	$24,126	3,877	1,752
Customer premise equipment	14,771	18,600	16,772
Upgrade/rebuild	4,145	11,761	9,476
Support capital	1,146	935	1,427
Scalable infrastructure	1,062	2,702	4,979
Commercial	138	331	574
Sub-total	45,388	38,206	34,980
Remaining reportable segments capital expenditures	59,672	42,945	77,599
	$105,060	81,151	112,579

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable service facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At December 31, 2006, 2005 and 2004 we had 125,300, 123,500 and 122,700 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At December 31, 2006, 2005 and 2004 we had 249,300, 236,300 and 208,300 revenue generating units, respectively.

Liquidity and Capital Resources

Cash flows from operating activities totaled $122.8 million for the year ended December 31, 2006 as compared to $114.9 million for the year ended December 31, 2005.

Other sources of cash during the year ended December 31, 2006 included a $15.0 million borrowing on our Senior Credit Facility, as discussed below, and $11.5 million from the issuance of our Class A common stock. Other uses of cash during the year ended December 31, 2006 included expenditures of $96.0 million for property and equipment, including construction in progress, and the purchase of $32.6 million of common stock to be retired.

Working capital totaled $94.4 million at December 31, 2006, a $17.9 million increase as compared to $76.5 million at December 31, 2005. The increase is primarily due to the $15.0 million borrowing on our Senior Credit Facility, as discussed below, and receipt of $2.0 million in payments on notes receivable with related parties issued upon stock option exercise classified as Stockholders’ Equity at December 31, 2005.

Net receivables increased $2.9 million from December 31, 2005 to December 31, 2006 primarily due to payment timing on trade receivables from several large customers and an increase in amounts due from the Universal Service Administrative Company (“USAC”).

Senior Notes

We have outstanding Senior Notes of $316.6 million at December 31, 2006. We pay interest of 7.25% on the Senior Notes and they are due in 2014. The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the term of the Senior Notes.

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

The Senior Notes restrict GCI, Inc. and certain of its subsidiaries from incurring debt in most circumstances unless the result of incurring debt does not cause our leverage ratio to exceed 6.0 to one. The Senior Notes do not allow debt under the Senior Credit Facility to exceed the greater of (and reduced by certain stated items):

•	$250.0 million, reduced by the amount of any prepayments, or
•	3.0 times earnings before interest, taxes, depreciation and amortization for the last four full fiscal quarters of GCI, Inc. and certain of its subsidiaries.

The Senior Notes limit our ability to make cash dividend payments.

Semi-annual interest payments of approximately $11.6 million are payable in February and August of each year.

We were in compliance with all Senior Notes loan covenants at December 31, 2006.

Senior Credit Facility

We have an outstanding Senior Credit Facility of $172.6 million at December 31, 2006. The Senior Credit Facility includes a $160.0 million term loan and a $55.0 million revolving credit facility with a $25.0 million sublimit for letters of credit. Our term loan is fully drawn, we borrowed $15.0 million under our revolving credit facility in December 2006 and we have letters of credit outstanding totaling $4.3 million at December 31, 2006, which left $35.7 million available for immediate borrowing at December 31, 2006 to draw under the revolving credit facility if needed. We repaid $10.0 million on the revolving credit facility in January 2007. The term loan and revolving portions of our Senior Credit Facility are due in 2012 and 2011, respectively.

The Senior Credit Facility interest rate on the term loan is LIBOR plus 1.50%. The interest rate on the revolving portion of the Senior Credit Facility is LIBOR plus the following applicable margin dependent upon our Total Leverage ratio (as defined):

Total Leverage Ratio (as defined)	Applicable Margin
>3.75	0.175%
>3.25 but <3.75	0.150%
>2.75 but <3.25	0.125%
<2.75	0.100%

The annual commitment fee we are required to pay on the unused portion of the commitment is 0.375%.

The Senior Credit Facility Total Leverage Ratio (as defined) limit is 4.50:1.0, the Senior Leverage Ratio (as defined) limit is 2.25:1.0, and the Fixed Charge Coverage Ratio (as defined) must be less than 1.0:1.0.

Borrowings under the Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items. We were in compliance with all Senior Credit Facility loan covenants at December 31, 2006.

As of December 31, 2006 maturities of debt under the Senior Credit Facility were as follows (amounts in thousands):

Years ending December 31:
2007	$1,600
2008	1,600
2009	1,600
2010	1,600
2011	91,000
2012 and thereafter	75,200
Total Senior Credit Facility	$172,600

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

A summary of estimated future minimum lease payments for this lease follows (amounts in thousands):

Years ending December 31:
2007	$2,292
2008	9,168
2009	9,168
2010	9,168
2011	9,168
2012 and thereafter	89,388
Total minimum lease payments	$128,352

Capital Expenditures

Our expenditures for property and equipment, including construction in progress, totaled $96.0 million and $79.8 million during the years ended December 31, 2006 and 2005, respectively. Our capital expenditures requirements in excess of approximately $25.0 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2007 expenditures for property and equipment for our core operations, including construction in progress and excluding the Galaxy 18 satellite transponder capacity lease discussed above and potential additional investments in Alaska DigiTel, to total $130.0 million to $135.0 million, depending on available opportunities and the amount of cash flow we generate during 2007.

Planned capital expenditures over the next five years include those necessary for maintenance of existing facilities, growth of our long-distance, local exchange, cable and Internet facilities, improving network integrity, continuing deployment of DLPS, adding new products, and introducing new facilities and automation to reduce costs.

We have entered into an agreement to purchase a certain number of outdoor, network powered multi-media adapters and other vendor equipment support our DLPS facilities build-out. The agreement has a remaining outstanding commitment at December 31, 2006 of $5.1 million of which approximately $1.5 million and $3.6 million are expected to be paid during the years ended December 31, 2007 and 2008, respectively.

On July 31, 2006, through our subsidiary GCC we entered into an agreement to purchase an IRU in the Kodiak-Kenai Cable Company, LLC’s marine-based fiber optic cable system linking Anchorage to Kenai, Homer, Kodiak and Seward, Alaska. The new system was placed into service in December 2006. We accepted the first installment of our IRU capacity in December 2006. We have committed to purchase a minimum of $5.0 million to $5.5 million in additional IRU capacity in two installments through 2011.

Share Repurchases

GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class B common stock. Our Board of Directors authorized us and we obtained permission from our lenders for up to $60.0 million of repurchases through December 31, 2006. We are authorized to continue our stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds, in our discretion, to repurchase additional shares. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters. During the year ended December 31, 2006 we repurchased 2,858,000 shares of our common stock at a cost of approximately $34.7 million. We expect to continue the repurchases for an indefinite period subject to the availability of free cash flow, availability under our credit facilities, and the price of our Class A and Class B common stock. The repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

Other Expenditures and Commitments

Effective January 1, 2007 we invested $29.5 million in Alaska DigiTel in exchange for an 81.9% equity interest. We do not have voting control of Alaska DigiTel. We funded the transaction from existing cash balances and by drawing down $15.0 million under the revolving portion of our Senior Credit Facility. Additionally, we entered into a revolving credit loan agreement with Alaska DigiTel effective January 1, 2007. The loan agreement provides that Alaska DigiTel can draw, subject to certain restrictions and financial covenants, up to $15.0 million of which $7.0 million was drawn on January 1, 2007. We expect the remaining $8.0 million to be drawn during the year ended December 31, 2007.

At December 31, 2006 we have provided a $4.6 million bank depository account as collateral for a term loan from a bank to Alaska DigiTel. The $4.6 million collateral was released and returned to us in January 2007.

We have an agreement with Alaska Airlines, Inc. (“Alaska Airlines”) to offer our consumer and commercial customers who make qualifying purchases from us the opportunity to accrue mileage awards in the Alaska Airlines Mileage Plan. The agreement as amended requires the purchase of Alaska Airlines miles during the year ended December 31, 2006 and in future years. The agreement has a remaining commitment at December 31, 2006 totaling $6.2 million.

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

Our principal sources of current liquidity are cash and cash equivalents. We believe, but can provide no assurances, that we will be able to meet our current and long-term liquidity and capital requirements and fixed charges through our cash flows from operating activities, existing cash, cash equivalents, short-term investments, credit facilities, and other external financing and equity sources. Should cash flows be insufficient to support additional borrowings and principal payments scheduled under our existing credit facilities, capital expenditures will likely be reduced.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) FIN 48, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will begin application of FIN 48 on January 1, 2007 and do not expect it to have a material effect on our results of operations, financial position, and cash flows.

Critical Accounting Policies

Our accounting and reporting policies comply with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of our financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under U.S. generally accepted accounting principles. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with our Audit Committee.

Those policies considered to be critical accounting policies for the year ended December 31, 2006 are described below.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We also maintain an allowance for doubtful accounts based on our assessment of the likelihood that our customers will satisfactorily comply with rules necessary to obtain supplemental funding from the USAC for services provided by us under our packaged communications offerings to rural hospitals, health clinics and school districts. We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, regulatory requirements, and our customers’ compliance with USAC rules. If the financial condition of our customers were to deteriorate or if they are unable to emerge from reorganization proceedings, resulting in an impairment of their ability to make payments, additional allowances may be required. If their financial condition improves or they emerge successfully from reorganization proceedings, allowances may be reduced. Such allowance changes could have a material effect on our consolidated financial condition and results of operations.

Impairment and Useful Lives of Intangible Assets

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

Accruals for Unbilled Costs

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

Valuation Allowance for Net Operating Loss Deferred Tax Assets

Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” We have recorded deferred tax assets of approximately $57.8 million associated with income tax net operating losses that were generated from 1995 to 2006, and that expire from 2010 to 2026. Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of approximately $2.6 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. We have not recorded a valuation allowance on the deferred tax assets as of December 31, 2006 based on management’s belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, share-based payments, and financial instruments require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these and other matters are among topics currently under reexamination by accounting standards setters and regulators. No specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, although outcomes cannot be predicted with confidence. A complete discussion of our significant accounting policies can be found in note 1 in the accompanying “Notes to Consolidated Financial Statements.”

Geographic Concentration and the Alaska Economy

We offer voice, data and wireless telecommunication services and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and of our operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. All of the federal funding and the majority of investment revenues are dedicated for specific purposes, leaving oil revenues as the primary source of general operating revenues. In fiscal 2006 the State of Alaska reported that oil revenues, federal funding and investment revenues supplied 41%, 19% and 31%, respectively, of the state’s total revenues. In fiscal 2007 state economists forecast that Alaska’s oil revenues, federal funding and investment revenues will supply 42%, 26% and 24%, respectively, of the state’s total projected revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of 0.845 million barrels produced per day in fiscal 2006. The state forecasts the production rate to decline from 0.740 million barrels produced per day in fiscal 2007 to 0.730 million barrels produced per day in fiscal 2017.

Market prices for North Slope oil averaged $60.80 in fiscal 2006 and are forecasted to average $59.15 in fiscal 2007. The closing price per barrel was $55.54 on January 31, 2007. To the extent that actual oil prices vary materially from the state’s projected prices, the state’s projected revenues and deficits will change. Every $5 change in the price per barrel of oil is forecasted to result in an increase of at least $425.0 million in the state’s fiscal 2007 revenue; when the price of oil exceeds $55 per barrel a $5 increase in the price per barrel is forecasted to increase 2007 revenue at least $521.0 million.

The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state’s revenue forecast.

The State of Alaska maintains the Constitutional Budget Reserve Fund (“CBRF”) that is intended to fund budgetary shortfalls. If the state’s current projections are realized and no surpluses are deposited into the CBRF it will be depleted in 2018. The date the CBRF is depleted is highly influenced by the price of oil. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance the budget. The governor of the State of Alaska and the Alaska legislature continue to evaluate cost cutting and revenue enhancing measures.

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

Deployment of a natural gas pipeline from the State of Alaska’s North Slope to the Lower 48 States has been proposed to supplement natural gas supplies. A competing natural gas pipeline through Canada has also been proposed. The economic viability of a natural gas pipeline depends upon the price of and demand for natural gas. Either project could have a positive impact on the State of Alaska’s revenues and could provide a substantial stimulus to the Alaska economy. The Governor of the State of Alaska plans to introduce natural gas pipeline legislation on March 2, 2007. The legislation will outline project criteria that energy companies must meet in exchange for inducement incentives from the State of Alaska to build a natural gas pipeline.

Development of the ballistic missile defense system project has had a significant impact on Alaskan telecommunication requirements. The system is a fixed, land-based, non-nuclear missile defense system with a land and space based detection system capable of responding to limited strategic ballistic missile threats to the United States. The system includes deployment of up to 100 ground-based interceptor silos and battle management command and control facilities at Fort Greely, Alaska.

The United States Army Corps of Engineers awarded a construction contract and construction of test bed facilities began in 2002. As of January 2007 a total of fourteen ground-based missile interceptors have been placed in underground silos. The Missile Defense Agency is reported to expect to emplace seven additional interceptors through September 2007 and expects to have a total of forty interceptors in Alaska by 2011.

Tourism, air cargo, and service sectors have helped offset the prevailing pattern of oil industry downsizing that has occurred during much of the last several years.

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market. The customer base in Alaska is limited, however, with a population of approximately 670,000 people. The State of Alaska’s population is distributed as follows:

•	42% are located in the Municipality of Anchorage,
•	13% are located in the Fairbanks North Star Borough,
•	12% are located in the Matanuska-Susitna Borough,
•	8% are located in the Kenai Peninsula Borough,
•	5% are located in the City and Borough of Juneau, and
•	The remaining 20% are located in other communities across the State of Alaska.

Seasonality

Revenue derived from our long-distance services product in our Network Access segment have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Our long-distance services product in our Consumer and Commercial segments and our other products in all our segments do not exhibit significant seasonality. Our ability to implement construction projects is hampered during the winter months because of cold temperatures, snow and short daylight hours.

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

Schedule of Certain Known Contractual Obligations

The following table details future projected payments associated with certain known contractual obligations as of December 31, 2006:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(Amounts in thousands)
Long-term debt	$492,825	1,725	3,300	92,600	395,200
Interest on long-term debt	235,105	35,112	69,887	69,072	61,034
Capital lease obligations, including interest	135,776	2,758	19,336	19,361	94,321
Operating lease commitments	68,564	16,866	17,903	11,480	22,315
Purchase obligations	34,240	23,091	9,149	2,000	---
Other	44,530	44,530	---	---	---
Total contractual obligations	$1,011,040	124,082	119,575	194,513	572,870

For long-term debt included in the above table, we have included principal payments on our Senior Credit Facility and Senior Notes. Interest on amounts outstanding under our Senior Credit Facility is based on variable rates. We used the current rate paid on the Senior Credit Facility to estimate our future interest payments. Our Senior Notes require semi-annual interest payments of $11.6 million through February 2014. For a discussion of our Senior Notes and Senior Credit Facility see note 7 in the accompanying “Notes to Consolidated Financial Statements.”

For a discussion of our capital and operating leases, see note 15 in the accompanying “Notes to Consolidated Financial Statements.”

Purchase obligations include a remaining commitment to purchase a certain number of outdoor, network powered multi-media adapters and other vendor equipment of $5.1 million and a remaining $6.2 million commitment for our Alaska Airlines agreement as further described in note 15 in the accompanying “Notes to Consolidated Financial Statements.” The contracts associated with these commitments are non-cancelable. Purchase obligations also include open purchase orders for goods and services for capital projects and normal operations totaling $16.0 million which are not included in our Consolidated Balance Sheets at December 31, 2006, because the goods had not been received or the services had not been performed at December 31, 2006. The open purchase orders are cancelable.

Other consists of our commitment to acquire a substantial equity interest in Alaska DigiTel for $29.5 million and our $15.0 million loan agreement with Alaska DigiTel as further described above.

Regulatory Developments

See “Part I — Item 1 — Business — Regulation, Franchise Authorizations and Tariffs” for more information about regulatory developments affecting us.

Inflation

We do not believe that inflation has a significant effect on our operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We do not hold derivatives for trading purposes.

Our Senior Credit Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at LIBOR plus 1.50% or less depending upon our Total Leverage Ratio (as defined). Should the LIBOR rate change, our interest expense will increase or decrease accordingly. As of December 31, 2006, we have borrowed $172.6 million subject to interest rate risk. On this amount, each 1% increase in the LIBOR interest rate would result in $1,726,000 of additional gross interest cost on an annualized basis.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page 82. Our supplementary data is filed under Item 7, beginning on page 51.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)),” we have identified two material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Because of these material weaknesses, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by COSO.

Based on that evaluation, our management concluded that as of December 31, 2006, we did not maintain effective internal control over financial reporting because of the existence of two material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses are as follows.

1.

Our policies and procedures did not provide for the review of billing rate changes in two of our systems that produce invoices for our common carrier customers. As a result, the entry of incorrect rates input into these billing systems were not detected, and we over-billed several of our common carrier customers, resulting in material misstatements of revenue and accounts receivable in our preliminary 2006 consolidated financial statements. Our revenue and accounts receivable were corrected prior to the issuance of our 2006 consolidated financial statements.

2.

Our policies and procedures did not provide for effective analysis and implementation of accounting pronouncements as applied to non-routine transactions. As a result, an error was made regarding the interpretation and application of generally accepted accounting principles related to our 2005 purchase of shares of our Series B preferred stock. The amount that we paid for the preferred stock in excess of the carrying amount of the shares on our balance sheet should have reduced the amount of net income available to common shareholders used to calculate basic and diluted net income per common share. This material weakness resulted in the restatement, during December 2006, of our previously issued consolidated financial statements for the year ended December 31, 2005. This material weakness also resulted in the misstatement of accrued liabilities and non-cash compensation expense in our preliminary 2006 consolidated financial statements. Our accrued liabilities and non-cash compensation expense were corrected prior to the issuance of our 2006 consolidated financial statements.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

(c) Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Subsequent to December 31, 2006, we corrected the billing system rate error so future billings will be issued and recorded using correct rates. We also have initiated processes, procedures and controls over the review and input of billing rates used in this billing system.

We have taken action to remediate the second material weakness described above, however, our remediation was not complete at December 31, 2006. Accordingly, this material weakness continues to be reported as a material weakness at December 31, 2006. We have taken action to remediate this material weakness as follows:

•

Additional staff. In response to our identification of the potential risk due to the increased complexity in interpreting and implementing GAAP, we added a dedicated financial reporting position to assist in the preparation of our external financial reports, including SEC filings, and to interpret and apply accounting pronouncements to transactions.

•

Use of external consultants. In December 2006, we initiated a relationship with a consulting firm experienced in SEC reporting and GAAP compliance. This relationship gives us access to consultants who can advise us on non-routine accounting transactions.

•

Increased professional training budget. We increased our accounting department technical training budget in 2006 to increase and keep current our internal technical knowledge of GAAP, and expanded the group of individuals who attend such training.

•

Increased awareness. Key management and accounting personnel have a heightened awareness of the risk that non-routine transactions may exist that require additional research and analysis. Unusual and complex transactions are reviewed and evaluated to determine if external advisors should be engaged to advise us on the appropriate interpretation and application of GAAP.

We will continue to monitor the effectiveness of these processes, procedures and controls, and will make any further changes as management determines to be appropriate.

We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. See “Part I — Item 1A — Risk Factors.”

(d) Changes in Internal Control Over Financial Reporting

Except for the action toward remediation of the second material weakness described above and improvement in the effectiveness of controls relating to management review of journal entries and account reconciliations during the fourth quarter of 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers and compliance with Section 16(a) of the Exchange Act appearing under the heading “Management of the Company” will be included in GCI’s definitive proxy statement relating to our 2007 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant’s fiscal year ended December 31, 2006.

Information regarding our code of ethics appearing under the heading “Code of Business Conduct and Ethics” will be included in GCI’s definitive proxy statement relating to our 2007 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, GCI may file an amendment to this Form 10-K to provide such information within 120 days following the end of its fiscal year ended December 31, 2006.

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

There have been no material changes to the procedures by which security holders may recommend nominee’s to our board of directors from those procedures described in GCI’s definitive proxy statement relating to our 2006 Annual Meeting of Shareholders.

The report of our Audit Committee, information regarding the independence of our Audit Committee and our Audit Committee financial expert appearing under the heading “Management of Company” will be included in GCI’s definitive proxy statement relating to our 2007 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, GCI may file an amendment to this Form 10-K to provide such information within 120 days following the end of its fiscal year ended December 31, 2007.

Item 11. Executive Compensation

Information regarding the compensation of our directors and executive officers appearing under the heading “Management of the Company” will be included in GCI’s definitive proxy statement relating to our 2007 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, GCI may file an amendment to this Form 10-K to provide such information within 120 days following the end of its fiscal year ended December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of our directors, executive officers and certain beneficial owners appearing under the heading “Ownership of the Company” will be included in GCI’s definitive proxy statement relating to our 2007 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant’s fiscal year ended December 31, 2006.

Information regarding securities authorized for issuance under our equity compensation plans appearing under the heading “Management of the Company” will be included in GCI’s definitive proxy statement to our 2007 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, GCI may file an amendment to this Form 10-K to provide such information within 120 days following the end of its fiscal year ended December 31, 2006.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with our directors, executive officers, certain beneficial owners and related persons appearing under the heading “Certain Transactions” will be included in GCI’s definitive proxy statement relating to our 2007 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, GCI may file an amendment to this Form 10-K to provide such information within 120 days following the end of its fiscal year ended December 31, 2006.

Information regarding the independence of our board of directors appearing under the heading “Company Annual Meeting: Director Elections” will be included in GCI’s definitive proxy statement relating to our 2007 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, GCI may file an amendment to this Form 10-K to provide such information within 120 days following the end of its fiscal year ended December 31, 2007.

Item 14. Principal Accountant Fees and Services

Information regarding the fees paid to our principal accountant and the pre-approval policies and procedures of our audit committee appearing under the heading “Relationship with Independent Public Accountants” will be included in GCI’s definitive proxy statement relating to our 2007 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant’s fiscal year ended December 31, 2006.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(l) Consolidated Financial Statements	Page No.

Included in Part II of this Report:

Reports of Independent Registered Public Accounting Firm	82 — 84

Consolidated Balance Sheets, December 31, 2006 and 2005	85 — 86

Consolidated Statements of Operations, Years ended December 31, 2006, 2005 and 2004	87

Consolidated Statements of Stockholders’ Equity, Years ended December 31, 2006, 2005 and 2004	88 — 90

Consolidated Statements of Cash Flows, Years ended December 31, 2006, 2005 and 2004	91

Notes to Consolidated Financial Statements	92 — 134

(2) Consolidated Financial Statement Schedules

Other schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(3) Exhibits	135

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

General Communication, Inc.:

We have audited the accompanying consolidated balance sheets of General Communication, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Communication, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1(z) and 10 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note 1(ah) to the consolidated financial statements, the Company changed its method of quantifying errors in 2006 to conform to Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of General Communication, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/signed/ KPMG LLP

Anchorage, Alaska

March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

General Communication, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that General Communication, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Communication, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

The Company’s policies and procedures did not provide for the review of billing rate changes in two of their systems that produce invoices for common carrier customers. As a result, the entry of incorrect rates input into these billing systems was not detected, and they over-billed several of their common carrier customers, resulting in material misstatements of revenue and accounts receivable in their preliminary 2006 consolidated financial statements.

The Company’s policies and procedures did not provide for effective analysis and implementation of accounting pronouncements as applied to non-routine transactions. As a result, an error was made regarding the interpretation and application of generally accepted accounting principles related to their 2005 purchase of shares of their Series B preferred stock. The amount that they paid for the preferred stock in excess of the carrying amount of the shares on their balance sheet should have reduced the amount of net income available to common shareholders used to calculate basic and diluted net income per common share. This material weakness resulted in the restatement, during December 2006, of their previously issued consolidated financial statements for the year ended December 31, 2005. This material weakness also resulted in the misstatement of accrued liabilities and non-cash compensation expense in their preliminary 2006 consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of General Communication, Inc. and subsidiaries as of December 31, 2006 and

2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 15, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that General Communication, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, General Communication, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/signed/ KPMG LLP

Anchorage, Alaska

March 15, 2007

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$57,647	44,362
Restricted cash	4,612	---

Receivables	78,811	78,279
Less allowance for doubtful receivables	2,922	5,317
Net receivables	75,889	72,962

Deferred income taxes	20,685	19,596
Prepaid expenses	5,729	8,347
Inventories	3,362	1,556
Property held for sale	2,316	2,312
Notes receivable from related parties	1,080	922
Other current assets	1,988	2,572
Total current assets	173,308	152,629

Property and equipment in service, net of depreciation	454,879	453,008
Construction in progress	29,994	8,337
Net property and equipment	484,873	461,345

Cable certificates	191,565	191,565
Goodwill	42,181	42,181
Other intangible assets, net of amortization	8,508	6,201
Deferred loan and senior notes costs, net of amortization of $1,976 and $1,451 at December 31, 2006 and 2005, respectively	7,091	8,011
Notes receivable from related parties	44	2,544
Other assets	7,089	9,299
Total other assets	256,478	259,801
Total assets	$914,659	873,775

See accompanying notes to consolidated financial statements.

85	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(Amounts in thousands)	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2006	2005

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$1,792	1,769
Accounts payable	28,404	23,217
Deferred revenue	16,566	16,439
Accrued payroll and payroll related obligations	14,598	17,925
Accrued interest	8,710	9,588
Accrued liabilities	8,377	6,814
Subscriber deposits	489	361
Total current liabilities	78,936	76,113

Long-term debt	487,737	474,115
Obligations under capital leases, excluding current maturities	2,229	—
Obligation under capital lease due to related party, excluding current maturity	561	628
Deferred income taxes	86,998	69,753
Other liabilities	12,725	9,546
Total liabilities	669,186	630,155

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 50,191 and 51,200 shares at December 31, 2006 and 2005, respectively; outstanding 49,804 and 50,462 at December 31, 2006 and 2005, respectively	157,502	178,351
Class B. Authorized 10,000 shares; issued 3,370 and 3,843 shares at December 31, 2006 and 2005, respectively; outstanding 3,368 and 3,841 at December 31, 2006 and 2005, respectively; convertible on a share-per-share basis into Class A common stock	2,846	3,247
Less cost of 258 and 291 Class A and Class B common shares held in treasury at December 31, 2006 and 2005, respectively	(1,436)	(1,730)
Paid-in capital	20,641	16,425
Notes receivable with related parties issued upon stock option exercise	(738)	(1,722)
Retained earnings	66,658	49,049
Total stockholders’ equity	245,473	243,620
Total liabilities and stockholders’ equity	$914,659	873,775

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Amounts in thousands, except per share amounts)	2006	2005	2004
Revenues	$477,482	443,026	424,826

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	156,405	134,861	139,563
Selling, general and administrative expenses	171,652	155,542	146,286
Restructuring charge	---	1,967	---
Depreciation and amortization expense	82,099	74,126	62,871
Operating income	67,326	76,530	76,106

Other income (expense):
Interest expense	(34,413)	(34,116)	(27,828)
Interest income	1,841	624	363
Amortization and write-off of loan and senior note fees	(964)	(3,406)	(3,790)
Loss on termination of capital lease and early extinguishment of debt	---	(2,797)	(6,136)
Other	463	---	---
Other expense, net	(33,073)	(39,695)	(37,391)

Income before income tax expense and cumulative effect of a change in accounting principle	34,253	36,835	38,715

Income tax expense	15,797	16,004	17,463

Net income before cumulative effect of a change in accounting principle	18,456	20,831	21,252

Cumulative effect of a change in accounting principle, net of income tax expense of $44	64	---	---

Net income	18,520	20,831	21,252

Excess of the price paid to redeem Series B redeemable preferred stock over the carrying amount of the preferred stock	---	2,358	---
Preferred stock dividends	---	148	1,503

Net income available to common stockholders	$18,520	18,325	19,749

Basic net income available to common stockholders per common share:
Net income available to common stockholders before cumulative effect of a change in accounting principle	$0.34	0.34	0.35
Cumulative effect of a change in accounting principle, net of income tax benefit of $44	---	---	---
Net income available to common stockholders	$0.34	0.34	0.35

Diluted net income available to common stockholders per common share:
Net income available to common stockholders before cumulative effect of a change in accounting principle	$0.33	0.33	0.34
Cumulative effect of a change in accounting principle, net of income tax benefit of $44	---	---	---
Net income available to common stockholders	$0.33	0.33	0.34

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Amounts in thousands)	Class A Common Stock	Class B Common Stock	Class A and B Shares Held in Treasury	Paid-in Capital	Notes Receivable with Related Parties	Retained Earnings	Accum-ulated Other Compre-hensive Income (Loss)	Total Stock-holders’ Equity
Balances at December 31, 2003	$202,362	3,269	(1,917)	12,836	(4,971)	15,371	(308)	226,642
Net income	---	---	---	---	---	21,252	---	21,252
Change in fair value of cash flow hedge, net of income tax of $207	---	---	---	---	---	---	308	308
Comprehensive income								21,560
Tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes	---	---	---	1,730	---	---	---	1,730
Class B shares converted to Class A	21	(21)	---	---	---	---	---	---
Common stock repurchases	---	---	(483)	---	---	(33,826)	---	(34,309)
Common stock retirements	(33,076)	---	---	---	---	33,076	---	---
Shares issued under stock option plan	6,161	---	---	---	---	---	---	6,161
Conversion of Series B preferred stock to Class A common stock	11,415	---	---	---	---	---	---	11,415
Stock based compensation expense	---	---	---	391	---	---	---	391
Sale of treasury stock	---	---	228	---	---	---	---	228
Reclassification from treasury stock to be held for general corporate purposes to common stock to be retired	---	---	470	---	---	(470)	---	---
Payments received on notes receivable with related parties issued upon stock option exercise	---	---	---	---	1,955	---	---	1,955
Preferred stock Series B dividends	---	---	---	---	---	(942)	---	(942)
Preferred stock Series C dividends	---	---	---	---	---	(561)	---	(561)
Balances at December 31, 2004	$186,883	3,248	(1,702)	14,957	(3,016)	33,900	---	234,270

See accompanying notes to consolidated financial statements.

88	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Continued)

(Amounts in thousands)	Class A Common Stock	Class B Common Stock	Class A and B Shares Held in Treasury	Paid-in Capital	Notes Receivable with Related Parties	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2004	$186,883	3,248	(1,702)	14,957	(3,016)	33,900	234,270
Net income	---	---	---	---	---	20,831	20,831
Tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes	---	---	---	922	---	---	922
Class B shares converted to Class A	1	(1)	---	---	---	---	---
Common stock repurchases	---	---	(60)	---	---	(16,086)	(16,146)
Common stock retirements	(12,910)	---	---	---	---	12,910	---
Shares issued under stock option plan	3,989	---	---	---	---	---	3,989
Issuance of stock granted under the Director Compensation Plan	388	---	---	---	---	---	388
Excess of the price paid to redeem Series B redeemable preferred stock over the carrying amount of the preferred stock	---	---	---	---	---	(2,358)	(2,358)
Stock based compensation expense	---	---	---	546	---	---	546
Issuance of stock awards	---	---	32	---	---	---	32
Payments received on notes receivable with related parties issued upon stock option exercise	---	---	---	---	1,294	---	1,294
Preferred stock Series B dividends	---	---	---	---	---	(148)	(148)
Balances at December 31, 2005	$178,351	3,247	(1,730)	16,425	(1,722)	49,049	243,620

See accompanying notes to consolidated financial statements.

89	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Continued)

(Amounts in thousands)	Class A Common Stock	Class B Common Stock	Class A and B Shares Held in Treasury	Paid-in Capital	Notes Receivable with Related Parties	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2005	$178,351	3,247	(1,730)	16,425	(1,722)	49,049	243,620
SAB 108 cumulative adjustment, net of income tax expense	---	---	---	---	---	1,104	1,104
Net income	---	---	---	---	---	18,520	18,520
Cumulative effect adjustments upon implementation of Statement of Financial Accounting Standard No. 123(R)	---	---	---	(108)	---	---	(108)
Common stock repurchases	---	---	(3)	---	---	(34,672)	(34,675)
Common stock retirements	(32,571)	(369)	---	---	---	32,940	---
Shares issued under stock option plan	11,472	---	---	---	---	---	11,472
Class B shares converted to Class A	32	(32)	---	---	---	---	---
Issuance of stock granted under the Director Compensation Plan	218	---	---	---	---	---	218
Payments received on notes receivable with related parties issued upon stock option exercise	---	---	---	---	1,001	---	1,001
Stock based compensation expense	---	---	---	4,407	---	---	4,407
Reclassification from treasury stock to be held for general corporate purposes to common stock to be retired	---	---	283	---	---	(283)	---
Other	---	---	14	(83)	(17)	---	(86)
Balances at December 31, 2006	$157,502	2,846	(1,436)	20,641	(738)	66,658	245,473

See accompanying notes to consolidated financial statements.

90

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Amounts in thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$18,520	20,831	21,252
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization expense	82,099	74,126	62,871
Deferred income tax expense	15,384	14,936	16,515
Loss on termination of capital lease and early extinguishment of debt	---	2,797	6,136
Other noncash income and expense items	11,289	8,573	6,526
Change in operating assets and liabilities	(4,510)	(6,398)	(14,451)
Net cash provided by operating activities	122,782	114,865	98,849

Cash flows from investing activities:
Purchases of property and equipment, including construction period interest	(95,998)	(79,789)	(111,804)
Restricted cash	(4,612)	---	---
Other	(1,425)	206	(874)
Net cash used in investing activities	(102,035)	(79,583)	(112,678)

Cash flows from financing activities:
Purchase of treasury stock to be retired	(32,561)	(15,882)	(33,076)
Borrowing on Senior Credit Facility	15,000	38,831	20,000
Proceeds from common stock issuance	11,472	3,989	6,161
Repayment of debt	(1,725)	(800)	(63,832)
Payments received on notes receivable with related parties issued upon stock option exercise	442	1,256	1,289
Payment of debt issuance costs	(44)	(1,076)	(8,274)
Repayments of capital lease obligations	(43)	(38,989)	(5,114)
Purchase of treasury stock to be held for general corporate purposes	(3)	(60)	(483)
Redemption of Series B redeemable preferred stock	---	(6,607)	---
Payment upon early termination of capital lease	---	(2,797)	---
Payment of preferred stock dividends	---	(237)	(1,637)
Issuance of new Senior Notes	---	---	315,720
Repayment of old Senior Notes	---	---	(180,000)
Redemption of Series C preferred stock	---	---	(10,000)
Payment of bond call premiums	---	---	(6,136)
Sale of treasury stock to be held for general corporate purposes	---	---	228
Net cash provided by (used in) financing activities	(7,462)	(22,372)	34,846
Net increase in cash and cash equivalents	13,285	12,910	21,017
Cash and cash equivalents at beginning of period	44,362	31,452	10,435

Cash and cash equivalents at end of period	$57,647	44,362	31,452

See accompanying notes to consolidated financial statements.

                                                                                            91

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(l)	Business and Summary of Significant Accounting Principles

In the following discussion, General Communication, Inc. (“GCI”) and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

(a)	Business

GCI, an Alaska corporation, was incorporated in 1979. We offer the following services:

•	Origination and termination of traffic in Alaska for certain common carriers,
•	Cable television services throughout Alaska,
•	Facilities-based competitive local access services in Anchorage, Fairbanks, and Juneau, Alaska,
•	Long-distance telephone service between Alaska and the remaining United States and foreign countries,
•	Private line and private network services,
•	Internet access services,
•	Managed broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to hospitals and health clinics, and our managed video conferencing services,
•	Managed services to certain commercial customers,
•	Resale of wireless telephone services and sale of wireless telephone handsets and accessories,
•	Distribution of white and yellow pages directories to consumer and commercial customers in certain markets we serve and on-line directory products,
•	Sales and service of dedicated communications systems and related equipment, and
•

Lease and sales of capacity on our fiber optic cable systems used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services within Alaska and between Alaska and the remaining United States and foreign countries.

(b)	Principles of Consolidation

The consolidated financial statements include the consolidated accounts of GCI and its wholly owned subsidiaries with all significant intercompany transactions eliminated.

                                                                                            92(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(c)	Earnings per Common Share

Earnings per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Year Ended December 31, 2006
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Basic EPS:
Net income before cumulative effect of a change in accounting principle	$ 18,456	53,777	$ 0.34
Cumulative effect of a change in accounting principle, net of income tax expense of $44	64	53,777	0.00
Net income available to common stockholders	$ 18,520	53,777	$ 0.34
Effect of Dilutive Securities
Unexercised stock options	---	1,548	---
Diluted EPS:
Net income before cumulative effect of a change in accounting principle	$ 18,456	55,325	$ 0.33
Cumulative effect of a change in accounting principle, net of income tax expense of $44	64	55,325	0.00
Net income available to common stockholders	$ 18,520	55,325	$ 0.33

	Years Ended December 31,
	2005			2004
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Net income	$20,831			$21,252
Less excess of the price paid to redeem Series B redeemable preferred stock over the carrying amount of the preferred stock	2,358			---
Less preferred stock dividends:
Series B	148			942
Series C	---			561
	2,506			1,503

                                                                                            93(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Basic EPS:
Net income available to common stockholders	18,325	54,684	$ 0.34	19,749	56,989	$ 0.35
Effect of Dilutive Securities:
Unexercised stock options	---	1,190	---	---	1,207	---
Diluted EPS:
Net income available to common stockholders	$18,325	55,874	$ 0.33	$19,749	58,196	$ 0.34

Common equivalent shares outstanding which are anti-dilutive for purposes of calculating EPS for the years ended December 31, 2006, 2005 and 2004, are not included in the diluted EPS calculations, and consist of the following (shares, in thousands):

	2006	2005	2004
Series B redeemable preferred stock	---	309	1,964
Series C redeemable preferred stock	---	---	779
Anti-dilutive common shares outstanding	---	309	2,743

In May 2005 we redeemed the remaining 4,314 shares of Series B redeemable preferred stock. In December 2004 we redeemed all of the Series C redeemable preferred stock.

Weighted average shares associated with outstanding stock options for the years ended December 31, 2006, 2005 and 2004 which have been excluded from the diluted EPS calculations because the options’ exercise price was greater than the average market price of the common shares consist of the following (shares, in thousands):

	2006	2005	2004
Weighted average shares associated with outstanding stock options	1,394	310	312

We have not issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings when, and if, we declare dividends on our common stock and, therefore, we do not apply the two-class method of calculating earnings per share.

                                                                                            94(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(d)	Common Stock

Following are the changes in issued common stock for the years ended December 31, 2006, 2005 and 2004 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2003	52,589	3,868
Class B shares converted to Class A	6	(6)
Shares issued under stock option plan	1,118	---
Shares issued upon conversion of Series B preferred stock to Class A common stock	2,060	---
Shares retired	(3,948)	---
Balances at December 31, 2004	51,825	3,862

Class B shares converted to Class A	19	(19)
Shares issued under stock option plan	660	---
Shares issues under the Director Compensation Plan	40	---
Shares retired	(1,344)	---
Balances at December 31, 2005	51,200	3,843

Class B shares converted to Class A	38	(38)
Shares issued under stock option plan	1,706	---
Shares issues under the Director Compensation Plan	17	---
Shares retired	(2,770)	(435)
Balances at December 31, 2006	50,191	3,370

Our Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class B common stock. Our Board of Directors authorized us and we obtained permission from our lenders for up to $60.0 million of repurchases through December 31, 2006. We are authorized to continue our stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares. During the years ended December 31, 2006, 2005 and 2004 we repurchased 2,858,000, 1,716,000 and 266,000 shares of our Class A and B common stock at a cost of $34.7 million, $16.1 million and $2.6 million, respectively. The cost of the repurchased common stock is included in Retained Earnings on our Consolidated Balance Sheets.

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

                                                                                            95(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(e)	Redeemable Preferred Stock

We have 1,000,000 shares of preferred stock authorized with the following shares issued and outstanding at December 31 2006, 2005 and 2004 (shares, in thousands):

	Series B	Series C
Balances at December 31, 2003	16	10
Shares converted to GCI Class A common stock	(12)	---
Stock redemption	---	(10)
Balance at December 31, 2004	4	---
Stock redemption	(4)	---
Balances at December 31, 2005 and 2006	---	---

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

Cash equivalents consist of repurchase interest investments and certificates of deposit which have an original maturity of three months or less and are readily convertible into cash.

(h)	Restricted Cash

We have provided a $4.6 million bank depository account as collateral for a term loan from a bank to Alaska DigiTel.

(i)	Accounts Receivable and Allowance for Doubtful Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, regulatory requirements, and our customers’ compliance with Universal Service Administrative Company rules. We review our allowance for doubtful accounts methodology at least annually. During the review process we consider a change to our methodology if there are any changes to these factors.

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

                                                                                            96(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(j)	Inventories

Wireless handset inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Handset costs in excess of the revenues generated from handset sales, or handset subsidies, are expensed at the time of sale. We do not recognize the expected handset subsidies prior to the time of sale because the promotional discount decision is made at the point of sale and/or because we expect to recover the handset subsidies through service revenue.

Inventories of merchandise for resale and parts are stated at the lower of cost or market. Cost is determined using the average cost method.

(k)	Property and Equipment

Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. Construction in progress represents distribution equipment and systems and support equipment and systems not placed in service on December 31, 2006 that management intends to place in service during 2007.

Depreciation is computed on a straight-line basis based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable, in the following ranges:

Asset Category	Asset Lives
Telephony distribution equipment and systems and fiber optic cable systems	10-20 years
Cable television distribution equipment and systems	3-10 years
Support equipment and systems	3-10 years
Transportation equipment	5-10 years
Property and equipment under capital leases	12-20 years
Buildings	40 years

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

Long-lived assets to be disposed of,including those of discontinued operations, if any, are measured at the lower of carrying amount or fair value less cost to sell, if applicable. We classify a long-lived asset to be disposed of other than by sale as held and used until it is disposed of. We classify a long-lived asset to be sold as held for sale in the period in which all of certain criteria established by Statement of Financial Accounting Standard (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-lived Assets” are met. We do not depreciate or amortize long-lived assets to be sold.

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

Goodwill and cable certificates (certificates of convenience and public necessity) are not amortized. Cable certificates represent certain perpetual operating rights to provide cable

                                                                                            97(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

services. Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition. Goodwill is not allocated to our segments as our Chief Operating Decision Maker does not review a balance sheet by segment to make decisions about resource allocation or evaluate segment performance. Goodwill is allocated to our Consumer and Commercial reporting segments for the sole purpose of the annual impairment test.

The cost of our Personal Communication Services license and related financing costs were capitalized as an amortizable intangible asset. The associated assets were placed into service during 2000 and the recorded cost of the license is being amortized over a 40-year period using the straight-line method. All other amortizable intangible assets are being amortized over 2 to 20 year periods using the straight-line method.

(n)	Impairment of Intangibles, Goodwill, and Long-lived Assets

Cable certificate assets are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the asset becomes its new accounting basis. Impairment testing of our cable certificate assets as of December 31, 2006 and 2005 used a direct value method.

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

(o)	Amortization and Write-off of Loan and Senior Notes Fees

Debt issuance costs are deferred and amortized using the effective interest method. If a refinancing or amendment of a debt instrument is a substantial modification, all or a portion of the applicable debt issuance costs are written off.

(p)	Other Assets

Other Assets primarily include long-term deposits, prepayments, a performance bond, and non-trade accounts receivable. The performance bond of $0 and $2.6 million at December 31, 2006 and 2005, respectively, is a restricted asset.

(q)	Asset Retirement Obligations

We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred in Other Liabilities on the Consolidated Balance Sheets. Additionally, a conditional asset retirement obligation is recognized as a liability if the fair value of the liability can be reasonably estimated. When the liability is initially recorded, we capitalize a cost by increasing the carrying

                                                                                            98(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

The majority of our asset retirement obligation is the estimated cost to remove telephony distribution equipment and support equipment from leased property.

Following is a reconciliation of the beginning and ending aggregate carrying amount of our liability for asset retirement obligation (amounts in thousands):

Balance at December 31, 2004	$2,971
Liability incurred	41
Accretion expense	198
Balance at December 31, 2005	3,210
Liability incurred	30
Accretion expense	172
Liability settled	(4)
Balance at December 31, 2006	$3,408

During the years ended December 31, 2006 and 2005 we recorded additional capitalized costs of $30,000 and $41,000, respectively, in Property and Equipment in Service, Net of Depreciation.

(r)	Alaska Airlines, Inc. Contract

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

We have recorded a liability for the estimated obligation under the contract as of December 31, 2006 and 2005. We estimated the amount of the obligation based on the amount of mileage awards purchased through December 31, 2006 and 2005 in comparison to the required minimum commitment. We have recorded the expense for the miles purchased from Alaska Airlines in Selling, General and Administrative expenses for each of our benefiting segments.

(s)	Revenue Recognition

All revenues are recognized when the earnings process is complete in accordance with SEC Staff Accounting Bulletins (“SAB”) No. 101 and No. 104, “Revenue Recognition” as follows:

•	Revenues generated from long-distance service usage and plan fees, Internet service excess usage, and managed services are recognized when the services are provided,
•

Cable television service package fees, local access and Internet service plan fees, and private line telecommunication revenues are billed in advance, recorded as Deferred Revenue on the balance sheet, and are recognized as the associated service is provided,

•

Certain of our wireless services offerings have been determined to be revenue arrangements with multiple deliverables. Revenues are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. Revenues generated from wireless service usage and plan fees are

                                                                                            99(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

recognized when the services are provided. Revenues generated from the sale of wireless handsets and accessories are recognized when title to the handset and accessories passes to the customer. As the non-refundable, up-front activation fee charged to the customer does not meet the criteria as a separate unit of accounting, we allocate the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period,

•

The majority of our equipment sale transactions involve the sale of communications equipment with no other services involved. Such equipment is subject to standard manufacturer warranties and we do not manufacture any of the equipment we sell. In such instances the customer takes title to the equipment generally upon delivery. We recognize revenue for such transactions when title passes to the customer and the revenue is earned and realizable pursuant to the provisions of SAB 101 and SAB 104. On certain occasions we enter into agreements to sell and satisfactorily install or integrate telecommunications equipment for a fixed fee. Customers may have refund rights if the installed equipment does not meet certain performance criteria. We defer revenue recognition until we have received customer acceptance per the contract or agreement, and all other required revenue recognition elements have been achieved. Revenues from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements,

•	Technical services revenues are derived primarily from maintenance contracts on equipment and are recognized on a prorated basis over the term of the contracts,
•

Revenues from white and yellow page directories are recognized ratably during the period following publication, which typically begins with distribution and is complete in the month prior to publication of the next directory,

•	Other revenues are recognized when the service is provided,
•	We recognize unbilled revenues when the service is provided based upon minutes of use processed, and/or established rates, net of credits and adjustments, and
•

We account for the sale of fiber capacity indefeasible rights to use (“IRU”) as sales-type leases if substantially all of the benefits and risks of ownership have been transferred to the purchaser. If substantially all of the benefits and risks of ownership have not been transferred to the purchaser, we defer the revenue and recognize it ratably over the life of the IRU.

(t)	Payments Received from Suppliers

Our cable services segment occasionally receives reimbursements for costs to promote suppliers’ services, called cooperative advertising arrangements. The supplier payment is classified as a reduction of selling, general and administrative expenses if it reimburses specific, incremental and identifiable costs incurred to resell the suppliers’ services. Excess consideration, if any, is classified as a reduction of cost of goods sold.

Occasionally our Consumer and Commercial segments enters into a binding arrangement with a supplier in which we receive a rebate dependent upon us meeting a specified goal. We recognize the rebate as a reduction of cost of goods sold systematically as we make progress toward the specified goal, provided the amounts are probable and reasonably estimable. If earning the rebate is not probable and reasonably estimable, it is recognized only when the goal is met.

(u)	Advertising Expense

We expense advertising costs in the year during which the first advertisement appears. Advertising expenses were approximately $3,462,000, $3,188,000 and $3,281,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

                                                                                           100(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(v)	Leases

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

Leasehold improvements are amortized over the shorter of their economic lives or the lease term. We may amortize a leasehold improvement over a term that includes assumption of a lease renewal if the renewal is reasonably assured. Leasehold improvements acquired in a business combination are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. Leasehold improvements that are placed in service significantly after and are not contemplated at or near the beginning of the lease term are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements made by us and funded by landlord incentives or allowances under an operating lease are recorded as deferred rent and amortized as reductions to lease expense over the lease term.

(w)	Interest Expense

Material interest costs incurred during the construction period of non-software capital projects are capitalized. Interest costs incurred during the development period of a software capital project are capitalized. Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. We capitalized interest cost of approximately $820,000, $0 and $1.1 million during the years ended December 31, 2006, 2005 and 2004, respectively.

(x)	Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for their future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets recognized are reduced by a valuation allowance to the extent that the benefits are more likely to be realized than not.

(y)	Incumbent Local Exchange Carrier (“ILEC”) Over-earnings Refunds

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

(z)	Share-based Payment Arrangements

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” and related interpretations, to account for share-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and revises guidance in SFAS 123, “Accounting for Stock-Based

                                                                                           101(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Compensation.” Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 1986 Stock Option Plan (“Stock Option Plan”) and unvested stock options not issued pursuant to a plan that were outstanding as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. We have recorded $3,509,000 of share-based compensation expense, net of estimated forfeitures, during the year ended December 31, 2006 as a result of our adoption of SFAS 123(R). See note 10 for information on the assumptions we used to calculate the fair value of share-based compensation.

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

The table below shows the effect of adopting SFAS No. 123(R) on selected items and what those items would have been under previous guidance under APB No. 25 and SFAS No. 123 for the year ended December 31, 2006 (amounts in thousands, except per share amounts):

	As Reported	Under APB No. 25	Under SFAS 123
Operating income	$67,326	70,618	67,326
Income before income taxes and cumulative effect of a change in accounting principle	34,253	37,545	34,253
Cumulative effect of a change in accounting principle, net of income tax expense of $44	64	---	---
Net income available to common stockholders	18,520	20,394	18,456
Cash flow from operating activities [1]	122,782	122,782	122,782
Cash flow used in financing activities [1]	(7,462)	(7,462)	(7,462)

Basic net income available to common stockholders per common share:
Net income available to common stockholders before cumulative effect of a change in accounting principle	$0.34	0.38	0.34
Cumulative effect of a change in accounting principle	---	---	---
Net income available to common stockholders	$0.34	0.38	0.34

                                                                                           102(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Diluted net income available to common stockholders per common share:
Net income available to common stockholders before cumulative effect of a change in accounting principle	$0.33	0.37	0.33
Cumulative effect of a change in accounting principle	---	---	---
Net income available to common stockholders	$0.33	0.37	0.33

1 We did not record any excess tax benefit generated from stock options exercised during the year ended December 31, 2006 since we are in a net operating loss position and the income tax deduction will not yet reduce income taxes payable.

The table below summarizes the impact on our results of operations for the year ended December 31, 2006 of outstanding share-based payment arrangements recognized under the provisions of SFAS 123(R) (amounts in thousands, except per share amounts):

2006
Share-based employee compensation expense	$3,509
Income tax benefit	1,443
Net decrease in income available to common stockholders	$2,066

Decrease in EPS:
Basic	$0.04

Diluted	$0.04

The following illustrates the effect on net income and EPS for the years ended December 31, 2005 and 2004 as if we had applied the fair value method to measure share-based compensation, as required under the disclosure provisions of SFAS No. 123 (amounts in thousands, except per share amounts):

	2005	2004
Net income available to common stockholders, as reported	$18,325	19,749
Total share-based employee compensation expense included in reported net income, net of related tax effects	287	215
Less share-based employee compensation expense determined under the SFAS 123 fair value method, net of related tax effects	(1,876)	(2,047)
Pro forma net income available to common stockholders	$16,736	17,917

EPS:
Basic – as reported	$0.34	0.35
Diluted – as reported	$0.33	0.34

Basic – pro forma	$0.31	0.31
Diluted – pro forma	$0.30	0.31

                                                                                           103(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(aa)	Stock Options and Stock Warrants Issued for Non-employee Services

Stock options and warrants issued in exchange for non-employee services pursuant to the provisions of SFAS 123(R), Emerging Issues Task Force (“EITF”) 96-3 and EITF 96-18 are accounted for at the fair value of the consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.

When a stock option or warrant is issued for non-employee services where the fair value of such services is not stated, we estimate the value of the stock option or warrant issued using the Black- Scholes-Merton method.

The fair value determined using these principles is charged to operating expense over the shorter of the term for which non-employee services are provided, if stated, or the stock option or warrant vesting period.

(ab)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the allowance for doubtful receivables, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill and cable certificates, and the accrual of cost of goods sold (exclusive of depreciation and amortization expense) (“Cost of Goods Sold”). Actual results could differ from those estimates.

(ac)	Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. At December 31, 2006 and 2005, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments at one highly rated financial institution.

We have one major customer, Verizon Communications, Inc. (“Verizon”) (see note 11). We also provide services to Sprint Nextel and Dobson. Although these customers do not meet the threshold for classification as a major customer, we do derive significant revenues and operating income from them. There is increased risk associated with this customer’s accounts receivable balances. Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Though limited to one geographical area and except for Verizon, Sprint Nextel and Dobson, the concentration of credit risk with respect to our receivables is minimized due to the large number of customers, individually small balances, and short payment terms.

(ad)	Software Capitalization Policy

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

                                                                                           104(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage.

(ae)	Guarantees

Certain of our customers have guaranteed levels of service. We accrue for guarantees as they become probable and estimable.

We account for Alaska Digitel, LLC’s (“Alaska DigiTel”) debt guarantee according to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” At December 31, 2006, we had a $4.6 million outstanding contingent liability for the debt guarantee. We guaranteed a loan secured by Alaska DigiTel from a bank. If Alaska DigiTel had defaulted on their loan we would have been liable for up to $4.6 million. In January 2007 we were released from the guarantee subsequent to our investment in Alaska DigiTel.

(af)	Exchanges of Nonmonetary Assets

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

(ag)	New Accounting Standards

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will begin application of FIN 48 on January 1, 2007 and do not expect it to have a material effect on our results of operations, financial position, and cash flows.

(ah)	Staff Accounting Bulletin (“SAB”) No. 108

Effective January 1, 2006, we adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires a dual approach for quantifying misstatements using both a method that quantifies a misstatement based on the amount of misstatement originating in the current year statement of operations, as well as a method that quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet. Prior to the adoption of SAB No. 108, we quantified any misstatements in our consolidated financial statements using the statement of operations method in addition to evaluating qualitative characteristics. As this method focuses solely on the statement of operations, this can lead to the accumulation of misstatements in the balance sheet that may become material if recorded in a particular period.

Prior to January 1, 2006, only the interest costs incurred during the construction period of significant capital projects, such as construction of an undersea fiber optic cable system, were capitalized. Beginning January 1, 2006, we modified our interest capitalization policy resulting in the capitalization of material interest costs incurred during the construction period of non-software capital projects and the capitalization of interest costs incurred during the development period of a software capital project.

These misstatements accumulated over several years and were immaterial when quantifying the misstatements using the statement of operations method. Upon adoption of SAB No. 108 on

                                                                                           105(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2006, we recorded a $3.5 million increase to property and equipment in service and $1.6 million increase to accumulated depreciation for the cumulative misstatement as of December 31, 2005. Accordingly, we increased retained earnings by $1.1 million and recorded $772,000 as a long-term deferred tax liability.

(ai)	Reclassifications

Reclassifications have been made to the 2005 and 2004 financial statements to make them comparable with the 2006 presentation.

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures

Changes in operating assets and liabilities consist of (amounts in thousands):

Year ended December 31,	2006	2005	2004
Increase in accounts receivable	$(5,649)	(4,729)	(3,539)
(Increase) decrease in prepaid expenses	863	(609)	2,529
(Increase) decrease in inventories	(1,732)	27	298
(Increase) decrease in other current assets	1,965	179	(706)
Increase (decrease) in accounts payable	3,790	(5,525)	(5,391)
Increase (decrease) in accrued payroll and payroll related obligations	(3,397)	2,963	(2,195)
Increase (decrease) in deferred revenue	(998)	460	(5,022)
Increase (decrease) in accrued interest	(878)	841	102
Increase (decrease) in accrued liabilities	804	245	(792)
Increase (decrease) in subscriber deposits	128	(76)	(214)
Increase (decrease) in components of other long-term liabilities	594	(174)	479
	$(4,510)	(6,398)	(14,451)

We paid interest totaling approximately $35,089,000, $33,077,000 and $28,581,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

We paid income taxes totaling $689,000, $133,000 and $205,000 during the years ended December 31, 2006, 2005 and 2004, respectively. We received $5,000 in income tax refunds during the year ended December 31, 2006. We received no income tax refunds during the years ended December 31, 2005 and 2004.

We recorded a net cumulative effect adjustment (benefit) of $64,000 during the year ended December 31, 2006 for share-based compensation instruments outstanding at December 31, 2005 for which the requisite service is not expected to be rendered. We recorded $922,000 and $1,730,000 during the years ended December 31, 2005 and 2004, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

In January and August 2004, 3,108 and 3,328 shares of our Series B preferred stock, respectively, were converted to 560,000 and 599,640 shares of our Class A common stock, respectively, at the stated conversion price of $5.55 per share.

During the year ended December 31, 2004 our President and CEO tendered 70,028 shares of his GCI Class A common stock to us at the then existing market value of $10.71 per share for a total value of $750,000. The stock tender was in lieu of a cash payment on a note receivable with related party issued upon stock option exercise.

                                                                                           106(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the year ended December 31, 2005 our Senior Vice-President and CFO tendered 20,701 shares of his GCI Class A common stock to us at the then existing market value of $9.87 per share for a total value of $204,000. The stock tender was in lieu of a cash payment on a note receivable with related party and a note receivable with related party issued upon stock option exercise.

During the year ended December 31, 2006 our Senior Vice President, Strategic Initiatives, tendered 40,000 shares of his GCI Class A common stock to us at the then existing market value of $12.50 per share for a total value of $500,000. The stock tender was in lieu of a cash payment on a note receivable with related party.

During the year ended December 31, 2006 a company owned by our President and CEO tendered 100,000 shares of its GCI Class A common stock to us at the then existing market value of $15.34 per share for a total value of $1,534,000. Additionally, during the year ended December 31, 2006 our President and CEO tendered 50,000 shares of his GCI Class A common stock to us at the then existing market value of $15.34 per share for a total value of $767,000. The stock tenders were in lieu of cash payments on behalf of our President and CEO on a note receivable with related party and a note receivable with related party issued upon stock option exercise.

During the year ended December 31, 2006 we financed $2.2 million for the acquisition of two buildings through capital lease obligations.

We retired common stock shares in the amount of $32.9 million, $12.9 million and $33.1 million during the years ended December 31, 2006, 2005 and 2004, respectively.

As described above we adopted SAB No. 108 effective January 1, 2006, resulting in a modification of our interest capitalization policy. Upon adoption of SAB No. 108 we recorded a $3.5 million increase to property and equipment in service and a $722,000 increase to deferred tax liability during the year ended December 31, 2006.

(3)	Receivables and Allowance for Doubtful Receivables

Receivables consist of the following at December 31, 2006 and 2005 (amounts in thousands):

	2006	2005
Trade	$77,508	75,370
Employee	203	215
Other	1,100	2,694
Total Receivables	$78,811	78,279

Changes in the allowance for doubtful receivables during the years ended December 31, 2006, 2005 and 2004 are summarized below (amounts in thousands).

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to Other Accounts	Write-offs net of recoveries	Balance at end of year
December 31, 2006	$5,317	3,057	---	5,452	2,922

December 31, 2005	$2,317	4,366	---	1,366	5,317

December 31, 2004	$1,954	3,136	---	2,773	2,317

                                                                                           107(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the years ended December 31, 2006, 2005 and 2004 we utilized approximately $372,000, $3.3 million and $4.2 million, respectively, of the MCI credit (as further described and defined in note 11) against amounts otherwise payable for services received from MCI.

(4)	Net Property and Equipment in Service

Net property and equipment in service consists of the following at December 31, 2006 and 2005 (amounts in thousands):

	2006	2005
Land and buildings	$8,685	4,987
Telephony distribution systems	556,494	528,213
Cable television distribution systems	155,693	186,482
Support equipment	95,206	80,035
Transportation equipment	6,645	5,929
Property and equipment under capital leases	3,086	900
	825,809	806,546
Less accumulated depreciation	370,598	353,310
Less accumulated amortization	332	228
Net property and equipment in service	$454,879	453,008

(5)	Intangible Assets

As of December 31, 2006 cable certificates and goodwill were tested for impairment and the fair values were greater than the carrying amounts, therefore these intangible assets were determined not to be impaired at December 31, 2006. The remaining useful lives of our cable certificates and goodwill were evaluated as of December 31, 2006 and events and circumstances continue to support an indefinite useful life.

During the year ended December 31, 2006, we decided to close an operating subsidiary and in connection with the closure we determined the software for a Managed Broadband segment product offering with a net book value of $790,000 was impaired and had no net realizable value. During the year ended December 31, 2006, we recognized the impairment in depreciation and amortization expense in the accompanying Consolidated Statements of Operations.

No other intangible assets subject to amortization have been impaired based upon impairment testing performed as of December 31, 2006. No indicators of impairment have occurred since the impairment testing was performed.

Other Intangible Assets subject to amortization include the following at December 31, 2006 and 2005 (amounts in thousands):

	2006	2005
Software license fees	$9,755	5,843
PCS license	1,788	1,788
Right-of-way	783	783
Other	605	656
	12,931	9,070
Less accumulated amortization	4,423	2,869
Net other intangible assets	$8,508	6,201

                                                                                           108(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Changes in Other Intangible Assets are as follows (amounts in thousands):

Balance at December 31, 2004	$6,265
Asset additions	1,180
Less amortization expense	1,244
Balance at December 31, 2005	6,201
Asset additions	4,901
Less amortization expense	1,804
Less asset write-off	790
Balance at December 31, 2006	$8,508

Additions to other intangible assets mainly consist of software license fees purchased for our statewide local service expansion.

Amortization expense for amortizable intangible assets for the years ended December 31, 2006, 2005 and 2004 follow (amounts in thousands):

	Years Ended December 31,
	2006	2005	2004
Amortization expense for amortizable intangible assets	$1,804	1,244	856

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2007	$1,745
2008	1,495
2009	1,170
2010	650
2011	338

                                                                                           109(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Notes Receivable from Related Parties

Notes receivable from related parties consist of the following (amounts in thousands):

	December 31,
	2006	2005
Notes receivable from officers bearing interest at the prime rate or at the rate paid by us on our senior indebtedness which is considered market rate, unsecured, unconditionally guaranteed by the borrower, due through February 8, 2007	$1,741	3,680
Notes retired	---	350
Notes receivable from other related parties bearing interest up to 7.6% or at the rate paid by us on our senior indebtedness, unsecured, due through January 1, 2010	92	86
Interest receivable	29	1,072
Total notes receivable from related parties	1,862	5,188
Less notes receivable with related parties issued upon stock option exercise, classified as a component of stockholders’ equity	738	1,722
Less current portion, including current interest receivable	1,080	922
Long-term portion, including long-term interest receivable	$44	2,544

(7)	Debt

Long-term debt consists of the following (amounts in thousands):

	December 31,
	2006	2005
Senior Notes (a)	$320,000	320,000
Senior Credit Facility (b)	172,600	159,200
Note Payable	225	350
Debt	492,825	479,550
Less unamortized bond discount paid on the Senior Notes	3,363	3,710
Less current portion of long-term debt	1,725	1,725
Long-term debt, net of unamortized bond discount	$487,737	474,115

(a)

We have outstanding Senior Notes of $316.6 million at December 31, 2006. We pay interest of 7.25% on the Senior Notes and they are due in 2014. The Senior Notes are an unsecured senior obligation. The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount based on an effective interest rate of 7.50%, which is being amortized to Interest Expense over the term of the Senior Notes using the effective interest method.

                                                                                           110(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

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

The Senior Notes restrict GCI, Inc. and certain of its subsidiaries from incurring debt in most circumstances unless the result of incurring debt does not cause our leverage ratio to exceed 6.0 to one. The Senior Notes do not allow debt under the Senior Credit Facility to exceed the greater of (and reduced by certain stated items):

•	$250.0 million, reduced by the amount of any prepayments, or
•	3.0 times earnings before interest, taxes, depreciation and amortization for the last four full fiscal quarters of GCI, Inc. and certain of its subsidiaries.

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

Semi-annual interest payments of approximately $11.6 million are payable in February and August of each year.

The Senior Notes are subordinate to our Senior Credit Facility.

Our Senior Notes key debt covenants require our Total Leverage Ratio (as defined) be 6.0:1.0 or less and our Senior Leverage Ratio (as defined) be 3.0:1.0 or less if our Senior Notes are greater than $250.0 million. We were in compliance with all Senior Notes loan covenants at December 31, 2006.

(b)

We have an outstanding Senior Credit Facility of $172.6 million at December 31, 2006. The Senior Credit Facility includes a $160.0 million term loan and a $55.0 million revolving credit facility with a $25.0 million sublimit for letters of credit. Our term loan is fully drawn, we borrowed $15.0 million under our revolving credit facility in December 2006, and we have letters of credit outstanding totaling $4.3 million at December 31, 2006 which leaves $35.7 million available at December 31, 2006 to draw under the revolving credit facility if needed. We repaid $10.0 million on the revolving credit facility in January 2007. The term and revolving loan portions of our Senior Credit Facility are due in 2012 and 2011, respectively.

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

                                                                                           111(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Senior Credit Facility interest rate on the term loan is LIBOR plus 1.50%. The interest rate on the revolving portion of the Senior Credit Facility is LIBOR plus the following applicable margin dependent upon our Total Leverage ratio (as defined):

Total Leverage Ratio (as defined)	Applicable Margin
>3.75	0.175%
>3.25 but <3.75	0.150%
>2.75 but <3.25	0.125%
<2.75	0.100%

The annual commitment fee we are required to pay on the unused portion of the commitment is 0.375%.

Substantially all of the Company’s assets collateralize the Senior Credit Facility.

A portion of the 2005 amendment was a substantial modification of our April 2004 Senior Credit Facility and we therefore recognized $1.8 million in Amortization and Write-off of Loan and Senior Notes Fees during the year ended December 31, 2005 in our Consolidated Statements of Operations.

Borrowings under the Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items. Our Senior Credit Facility key debt covenants require our Senior Credit Facility Total Leverage Ratio (as defined) be 4.50:1.0 or less, the Senior Leverage Ratio (as defined) limit is 2.25:1.0, and the Fixed Charge Coverage Ratio (as defined) must be less than 1.0:1.0. We were in compliance with all Senior Credit Facility loan covenants at December 31, 2006.

Maturities of long-term debt as of December 31, 2006 were as follows (amounts in thousands):

Years ending December 31,
2007	$1,725
2008	1,700
2009	1,600
2010	1,600
2011	91,000
2012 and thereafter	395,200
$492,825

(8)	Comprehensive Income

During the years ended December 31, 2006 and 2005 we had no other comprehensive income. During the year ended December 31, 2004, we had other comprehensive income of $308,000. Total comprehensive income during the years ended December 31, 2006, 2005 and 2004 was $18,520,000, $20,831,000 and $21,560,000, respectively.

                                                                                           112(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Income Taxes

Total income tax expense (benefit) was allocated as follows (amounts in thousands):

	Years ended December 31,
	2006	2005	2004
Net income before cumulative effect of a change in accounting principle	$15,797	16,004	17,463
SAB 108 cumulative adjustment	772	---	---
Cumulative effect of a change in accounting principle	44	---	---
Net income from continuing operations	16,613	16,004	17,463
Stockholders’ equity, for stock option compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	---	(922)	(1,730)
	$16,613	15,082	15,733

We did not record any excess tax benefit generated from stock options exercised during the year ended December 31, 2006 since we are in a net operating loss position and the income tax deduction will not yet reduce income taxes payable.

Income tax expense (benefit) consists of the following (amounts in thousands):

	Years ended December 31,
	2006	2005	2004
Current tax expense:
Federal taxes	$(278)	827	(606)
State taxes	(81)	238	(176)
	(359)	1,065	(782)

Deferred tax expense:
Federal taxes	12,514	11,587	14,151
State taxes	3,642	3,352	4,094
	16,156	14,939	18,245
	$15,797	16,004	17,463

Total income tax expense differed from the “expected” income tax expense determined by applying the statutory federal income tax rate of 35% as follows (amounts in thousands):

	Years ended December 31,
	2006	2005	2004
“Expected” statutory tax expense	$11,988	12,892	13,550
State income taxes, net of federal benefit	2,529	2,343	2,439
Income tax effect of nondeductible expenditures and other items, net	892	780	668
Other, net	388	(11)	806
	$15,797	16,004	17,463

                                                                                           113(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 and 2005 are summarized below (amounts in thousands):

	2006	2005
Current deferred tax assets:
Net operating loss carryforwards	$16,811	14,880
Accounts receivable, principally due to allowance for doubtful accounts	1,193	1,902
Compensated absences, accrued for financial reporting purposes	2,029	2,216
Workers compensation and self insurance health reserves, principally due to accrual for financial reporting purposes	652	542
Other	---	56
Total current deferred tax assets	$20,685	19,596

	2006	2005
Long-term deferred tax assets:
Net operating loss carryforwards	$41,002	52,288
Alternative minimum tax credits	2,574	2,028
Deferred compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	2,082	1,582
Asset retirement obligations in excess of amounts recognized for tax purposes	1,398	1,316
Share-based compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	---	612
Other	51	488
Total long-term deferred tax assets	47,107	58,314

Long-term deferred tax liabilities
Plant and equipment, principally due to differences in depreciation	107,696	106,701
Amortizable assets	25,788	21,366
Other	621	---
Total long-term deferred tax liabilities	134,105	128,067
Net combined long-term deferred tax liabilities	$86,998	69,753

At December 31, 2006, we have (1) tax net operating loss carryforwards of approximately $141.3 million that will begin expiring in 2010 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.6 million available to offset regular income taxes payable in future years. We utilized federal tax net operating loss carryforwards of approximately $22.8 million in 2006. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

                                                                                           114(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Our tax net operating loss carryforwards are summarized below by year of expiration (amounts in thousands).

Years ending December 31,	Federal	State
2010	$1,771	3,961
2011	6,685	6,685
2018	10,267	8,483
2019	27,906	26,512
2020	44,744	43,797
2021	29,614	28,987
2022	14,081	13,788
2023	3,968	3,902
2024	544	---
2025	1,341	---
2026	337	---
Total tax net operating loss carryforwards	$141,258	136,115

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

(10)	Stockholders’ Equity

Common Stock

GCI’s Class A common stock and Class B common stock are identical in all respects, except that each share of Class A common stock has one vote per share and each share of Class B common stock has ten votes per share. Each share of Class B common stock outstanding is convertible, at the option of the holder, into one share of Class A common stock.

During the years ended December 31, 2006 and 2005 we repurchased 2,858,000 and 1,716,000, respectively, shares of our Class A and Class B common stock at a cost of approximately $34.7 million and $16.1 million, respectively, pursuant to the Class A and Class B common stock repurchase program authorized by our Board of Directors and approved by our lenders. During the years ended December 31, 2006 and 2005 we retired 3,205,000 and 1,344,000 shares, respectively, of our Class A and Class B common stock that we purchased pursuant to the Class A and Class B common stock repurchase program.

In December 2004 we repurchased from MCI 3,752,000 of our Class A common shares at $8.33 per share; the shares were retired in December 2004. At December 31, 2006 and 2005 Verizon and MCI, respectively, owned none of our issued and outstanding Class A shares. Verizon and MCI owned 1,276,000 shares of our Class B common stock that represented 38 percent of the issued and outstanding Class B shares at December 31, 2006 and 2005, and 15 percent and 14 percent of voting interest at December 31, 2006 and 2005, respectively. In March 2007, Verizon sold all of their GCI Class B common stock to two individuals in a private transaction.

In January 2004, 3,100 shares of our Series B preferred stock were converted to approximately 560,000 shares of our Class A common stock at the stated conversion price of $5.55 per share. In August 2004, 3,300 shares of our Series B preferred stock were converted to 599,600 shares of our

                                                                                           115(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Class A common stock at the stated conversion price of $5.55 per share. In November 2004, 5,000 shares of our Series B preferred stock were converted to 900,000 shares of our Class A common stock at the stated conversion price of $5.55 per share.

In May 2005 we repurchased the remaining 4,300 shares of our Series B preferred stock for a total purchase price of $6.6 million. The 4,300 preferred shares were convertible into 777,300 shares of our Class A common stock and the transaction price represented an equivalent Class A common stock purchase price of $8.50 per share. The repurchase of our Series B preferred stock was not part of our buyback program discussed below.

Share-Based Compensation

Our Stock Option Plan, as amended, provides for the grant of options for a maximum of 13.2 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an option expires or terminates, the shares subject to the option will be available for further grants of options under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all stock options granted vest in equal installments over a period of five years, and expire ten years from the date of grant. Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf. New shares are issued when stock option agreements are exercised. Our share repurchase program as described above may include the purchase of shares issued pursuant to stock option agreement exercise transactions. We discontinued offering a cash-settlement exercise option to employees on October 23, 2006 and do not intend to cash-settle option exercises in the future.

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

                                                                                           116(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows our assumptions used to compute the share-based compensation expense and pro forma information in note 1(z) for stock options granted during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Expected term (years)	5.4 – 8.0	4.3 – 5.2	5.0 – 6.3
Volatility	43.3% – 61.4%	41.9% – 45.5%	45.6% – 53.8%
Risk-free interest rate	4.7% – 5.0%	3.7% – 4.4%	2.4% – 4.0%

SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact of adopting SFAS No. 123(R), attributed to accruing for expected forfeitures on outstanding share-based awards, totaled $108,000, which was reduced by income tax expense of $44,000 and is reported as cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006.

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $6.92 per share, $4.81 per share and $4.65 per share, respectively. The total fair value of options vesting during the years ended December 31, 2006, 2005 and 2004 was approximately $3.6 million, $3.8 million and $3.4 million, respectively.

Unrecognized share-based compensation expense was $11.5 million as of December 31, 2006, relating to a total of 2.8 million unvested stock options. We expect to recognize this share-based compensation expense over a weighted average period of 2.9 years.

The following is a summary of our Stock Option Plan activity for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	6,776	$6.41

Granted	882	$8.19
Exercised	(1,117)	$5.49
Forfeited	(104)	$7.07
Outstanding at December 31, 2004	6,437	$6.81

Granted	983	$9.47
Exercised	(659)	$6.06
Forfeited	(218)	$7.22
Outstanding at December 31, 2005	6,543	$7.27

Granted	1,003	$12.11
Exercised	(1,606)	$6.74
Forfeited	(73)	$8.83
Outstanding at December 31, 2006	5,867	$8.22

Available for grant at December 31, 2006	474

                                                                                           117(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of activity for stock options granted not pursuant to the Stock Option Plan for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004 and 2005	250	$6.50

Exercised	(100)	$6.50
Outstanding at December 31, 2006	150	$6.50

Available for grant at December 31, 2006	---

The following is a summary of all outstanding stock options at December 31, 2006:

Options Outstanding
		Weighted Average
		Remaining		Aggregate
Range of	Shares	Contractual Life	Weighted Average	Intrinsic Value
Exercise Prices	(thousands)	(years)	Exercise Price	(thousands)
$3.11-$6.00	897	4.43	$5.51	$9,267
$6.01-$6.35	52	4.03	$6.13	$505
$6.36-$6.50	1,134	3.58	$6.50	$10,595
$6.51-$7.00	98	3.48	$6.99	$866
$7.01-$7.25	1,075	5.18	$7.25	$9,234
$7.26-$8.40	634	5.76	$8.05	$4,936
$8.41-$9.75	743	7.84	$9.41	$4,774
$9.76-$11.50	935	8.98	$10.88	$4,641
$11.51-$14.06	445	9.45	$12.94	$1,290
$14.07-$15.31	4	9.95	$15.31	$2
$3.11-$15.31	6,017	6.03	$8.18	$46,110

                                                                                           118(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Options Vested
		Weighted Average
		Remaining		Aggregate
Range of	Shares	Contractual Life	Weighted Average	Intrinsic Value
Exercise Prices	(thousands)	(years)	Exercise Price	(thousands)
$3.11-$6.00	701	4.00	$5.40	$7,318
$6.01-$6.35	51	4.01	$6.13	$499
$6.36-$6.50	1,035	3.32	$6.50	$9,664
$6.51-$7.00	98	3.47	$6.99	$864
$7.01-$7.25	510	5.20	$7.25	$4,381
$7.26-$8.40	464	5.15	$7.93	$3,669
$8.41-$9.75	222	6.91	$9.28	$1,460
$9.76-$11.50	87	7.96	$10.19	$490
$11.51-$14.06	6	9.33	$11.59	$26
$14.07-$15.31	---	---	$---	$---
$3.11-$15.31	3,174	4.45	$6.90	$28,371

The total intrinsic value, determined as of the date of exercise, of options exercised in the years ended December 31, 2006, 2005 and 2004 were $9.8 million, $2.7 million and $4.9 million, respectively. We received $11.5 million, $4.0 million and $6.2 million in cash from stock option exercises in the years ended December 31, 2006, 2005 and 2004, respectively. We used cash of $5.8 million to settle stock option agreements in the year ended December 31, 2006. We did not use cash to settle stock option agreements in the years ended December 31, 2005 and 2004.

Employee Stock Purchase Plan

In December 1986, we adopted an Employee Stock Purchase Plan (the “401(k) Plan”) qualified under Section 401 of the Internal Revenue Code of 1986. The 401(k) Plan provides for acquisition of GCI’s Class A and Class B common stock at market value. The 401(k) Plan permits each employee who has completed one year of service to elect to participate in the 401(k) Plan. Through December 31, 2006, eligible employees could elect to reduce their compensation by up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $15,000. Beginning January 1, 2007, eligible employees can elect to reduce their compensation by up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $15,500. Eligible employees may contribute up to 10 percent of their compensation with after-tax dollars, or they may elect a combination of salary reductions and after-tax contributions.

Eligible employees were allowed to make catch-up contributions of no more than $5,000 during the year ended December 31, 2006 and will be able to make such contributions limited to $5,000 during the year ended December 31, 2007. We do not match employee catch-up contributions.

We may match employee salary reductions and after tax contributions in any amount, decided by our Board of Directors each year, but not more than 10 percent of any one employee’s compensation will be matched in any year. Matching contributions vest over the initial six years of employment. For the year ended December 31, 2004 the combination of salary reductions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee’s compensation or $41,000 (determined after salary reduction) for any year. For the year ended December 31, 2005, the combination of salary reductions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee’s compensation or $42,000 (determined after salary reduction). For the year ended December 31, 2006, the combination of salary reductions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee’s compensation or $44,000 (determined after salary reduction).

                                                                                           119(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Employee contributions may be invested in GCI Class A and Class B common stock, AT&T common stock, Comcast Corporation common stock, or various mutual funds.

Prior to April 1, 2004 employee contributions invested in GCI common stock received up to 100% matching, as determined by our Board of Directors each year, in GCI common stock and employee contributions invested in other than GCI common stock received up to 50% matching, as determined by our Board of Directors each year, in GCI common stock. As of April 1, 2004 employee contributions received up to 100% matching, as determined by our Board of Directors each year, in GCI common stock. As of January 1, 2007, employee contributions will receive up to 100% matching and employees can self-direct their matching investment.

Our matching contributions allocated to participant accounts totaled approximately $4,649,000, $5,180,000, and $4,858,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The 401(k) Plan may, at its discretion, purchase shares of GCI common stock from GCI at market value or may purchase GCI’s common stock on the open market. We funded all of our employer-matching contributions through market purchases during the years ended December 31, 2006, 2005 and 2004.

(11)	Industry Segments Data

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

Reportable segment data and All Other Category data for the years ended December 31, 2005 and 2004 have been reclassified for comparability purposes, as follows:

•

Revenue and Cost of Goods Sold for the years ended December 31, 2005 and 2004 were reclassified to conform to the new segment organizational structure. A combination of specific identification and general allocations were employed to reclassify amounts for the years ended December 31, 2005 and 2004. Allocated amounts were generally determined using segment revenue or customer counts derived from first quarter of 2006 segment data. We believe the first quarter of 2006 division of revenue and customers by segment is representative of the customer composition for the years ended December 31, 2005 and 2004 for purposes of reclassifying revenue and Cost of Goods Sold amounts for the years ended December 31, 2005 and 2004.

•

Selling, general and administrative (“SG&A”) expenses for the years ended December 31, 2005 and 2004 were reclassified to conform to the new segment organizational structure. A combination of specific and general allocations was employed to reclassify amounts for the years ended December 31, 2005 and 2004, as follows:

o

Certain SG&A expenses for the years ended December 31, 2006 were directly charged to each new reportable segment. The amount of comparable SG&A directly charged to each segment during the years ended December 31, 2005 and 2004 based upon our new organizational structure is not practicable to calculate. We believe the 2006 amounts are representative of the amounts allocable during 2005 and 2004, and therefore allocated such amounts to each reportable segment in the years ended December 31, 2005 and 2004.

o	The remaining SG&A expenses, consisting of corporate related expenses further described below, were allocated to each segment in the years ended December 31,

                                                                                           120(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2005 and 2004 using the percentage of each segment’s margin for the year ended December 31, 2004 to total margin for the same period.

•

Bad debt recovery for the years ended December 31, 2005 and 2004 was reclassified to conform to the new segment organizational structure. A combination of specific identification and general allocations based upon segment revenue for the years ended December 31, 2005 and 2004 were employed to reclassify bad debt recovery for the years ended December 31, 2005 and 2004.

•

Restructuring charge and loss on termination of capital lease for the year ended December 31, 2005 were reclassified to conform to the new segment organizational structure using the percentage of each segment’s margin for the year ended December 31, 2004 to total margin for the same period.

•

Loss on early extinguishment of debt for the year ended December 31, 2004 was reclassified to conform to the new segment organizational structure using the percentage of each segment’s margin for the year ended December 31, 2004 to total margin for the same period.

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 is no longer allocated to reportable segments as our Chief Operating Decision Maker now evaluates each segments’ performance based upon its earnings from operations before depreciation, amortization, net interest expense and income tax expense.

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

Corporate related expenses including engineering, operations and maintenance of our core network, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the year ended December 31, 2006 are allocated to our segments using segment margin for the year ended December 31, 2005. Bad debt expense for the year ended December 31, 2006 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the year ended December 31, 2006.

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

                                                                                           121(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Summarized financial information for our reportable segments for the years ended December 31, 2006, 2005 and 2004 follows (amounts in thousands):

		Consumer	Network Access	Commer-cial	Managed Broadband	Total Reportable Segments
2006
Revenues:
Intersegment	$	---	---	5,335	---	5,335
External		178,951	166,471	105,929	26,131	477,482
Total revenues		178,951	166,471	111,264	26,131	482,817
Cost of Goods Sold:
Intersegment		---	636	2,353	---	2,989
External		66,889	37,280	47,869	4,367	156,405
Total Cost of Goods Sold		66,889	37,916	50,222	4,367	159,394
Contribution:
Intersegment		---	(636)	2,982	---	2,346
External		112,062	129,191	58,060	21,764	321,077
Total contribution		112,062	128,555	61,042	21,764	323,423
SG&A		80,750	40,268	38,169	12,465	171,652
Other income		---	---	---	463	463
Earnings from external operations before depreciation, amortization, net interest expense and income taxes		$31,312	88,923	19,891	9,762	149,888

	Consumer	Network Access	Commer-cial	Managed Broadband	Total Reportable Segments
2005
Revenues:
Intersegment	$59	6,764	24,655	568	32,046
External	162,928	148,333	105,663	26,102	443,026
Total revenues	162,987	155,097	130,318	26,670	475,072
Cost of Goods Sold:
Intersegment	5,988	7,643	10,901	3,360	27,892
External	60,762	25,541	43,916	4,642	134,861
Total Cost of Goods Sold	66,750	33,184	54,817	8,002	162,753
Contribution:
Intersegment	(5,929)	(879)	13,754	(2,792)	4,154
External	102,166	122,792	61,747	21,460	308,165
Total contribution	96,237	121,913	75,501	18,668	312,319
SG&A	73,286	33,943	32,376	15,937	155,542
Restructuring charge	660	737	417	153	1,967
Loss on termination of capital lease	921	1,089	562	225	2,797

                                                                                           122(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Earnings from external operations before depreciation, amortization, net interest expense and income taxes	$27,299	87,023	28,392	5,145	147,859

	Consumer	Network Access	Commer-cial	Managed Broadband	Total Reportable Segments
2004
Revenues:
Intersegment	$181	7,066	21,415	2,342	31,004
External	151,499	137,167	109,228	26,932	424,826
Total revenues	151,680	144,233	130,643	29,274	455,830
Cost of Goods Sold:
Intersegment	5,138	6,858	10,709	5,165	27,870
External	57,566	26,151	51,902	3,944	139,563
Total Cost of Goods Sold	62,704	33,009	62,611	9,109	167,433
Contribution:
Intersegment	(4,957)	208	10,706	(2,823)	3,134
External	93,933	111,016	57,326	22,988	285,263
Total contribution	88,976	111,224	68,032	20,165	288,397
SG&A	70,541	31,179	31,287	13,279	146,286
Loss on early extinguishment of debt	2,021	2,388	1,233	494	6,136
Earnings from external operations before depreciation, amortization, net interest expense and income taxes	$21,371	77,449	24,806	9,215	132,841

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

Years ended December 31,	2006	2005	2004
Reportable segment revenues	$482,817	475,072	455,830
Less intersegment revenues eliminated in consolidation	5,335	32,046	31,004
Consolidated revenues	$477,482	443,026	424,826

                                                                                           123(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A reconciliation of reportable segment earnings from operations before depreciation and amortization expense, net interest expense and income taxes to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

Years ended December 31,	2006	2005	2004
Reportable segment earnings from operations before depreciation and amortization expense, net interest expense and income taxes	$149,888	147,859	132,841
Less depreciation and amortization expense	82,099	74,126	62,871
Plus loss on termination of capital lease and early extinguishment of debt	---	2,797	6,136
Less other income	463	---	---
Consolidated operating income	67,326	76,530	76,106
Less other expense, net	33,073	39,695	37,391
Consolidated net income before income taxes and cumulative effect of a change in accounting principle	$34,253	36,835	38,715

Assets at December 31, 2006, 2005 and 2004 and capital expenditures for the years ended December 31, 2006, 2005 and 2004 are not allocated to reportable segments as our Chief Operating Decision Maker does not review a balance sheet or capital expenditures by segment to make decisions about resource allocations or to evaluate segment performance.

We earn revenues included in the Network Access segment from Verizon (formerly MCI), a major customer. We earned revenues from Verizon, net of discounts, of approximately $93,399,000, $85,396,000 and $81,741,000 for the years ended December 31, 2006, 2005 and 2004, respectively. As a percentage of total revenues, Verizon revenues totaled 19.6%, 19.3% and 19.2% for the years ended December 31, 2006, 2005 and 2004, respectively.

In July 2002, MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. In July 2003, the United States Bankruptcy Court approved a settlement agreement for pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI. MCI emerged from bankruptcy protection in April 2004. The remaining pre-petition accounts receivable balance owed by MCI to us after this settlement was $11.1 million (“MCI credit”) which we have used as a credit against amounts payable for services purchased from MCI.

After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. We have accounted for our use of the MCI credit as a gain contingency, and, accordingly, recognized a reduction of bad debt expense as services were provided by MCI and the credit was realized. During the years ended December 31, 2006, 2005 and 2004 we realized approximately $370,000, $3.3 million, $4.2 million, respectively, of the MCI credit against amounts payable for services received from MCI.

The remaining unused MCI credit totaled $0 and $370,000 at December 31, 2006 and 2005, respectively. The credit balance was not recorded on the Consolidated Balance Sheet as we recognized recovery of bad debt expense as the credit was realized.

In the fourth quarter of 2005 we recognized a decrease in Cost of Goods Sold upon the receipt of $9.1 million from the settlement of four separate claims with AT&T Corp. and AT&T Alascom, Inc. pursuant to a master agreement.

                                                                                           124(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Restructuring Charge

In August 2005, we committed to a reorganization plan to more efficiently meet the demands of technological and product convergence by realigning along customer lines rather than product lines. The reorganization plan included integration of several functions resulting in the layoff of 76 employees by November 30, 2005. The reorganization was completed and became effective on January 1, 2006. Beginning January 1, 2006 we are reorganized under Consumer, Commercial, Network Access and Managed Broadband segments, replacing the Long-distance, Cable, Local Access and Internet services segments.

Charges incurred in relation to the reorganization plan were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The total costs incurred under the plan were approximately $2.2 million which were recognized primarily during the year ended December 31, 2005 in accordance with SFAS No. 146.

The following table sets forth the restructuring charges by segment during the years ended December 31, 2006 and 2005 (amounts in thousands):

	Consumer	Network Access	Commer-cial	Managed Broadband	Total Reportable Segments
Restructuring charge incurred through the year ending December 31, 2005	$660	737	417	153	1,967
Restructuring charge incurred through the year ending December 31, 2006	$39	118	84	8	249

Following is a reconciliation of our beginning and ending liability related to the reorganization plan at December 31, 2006 and 2005 (amounts in thousands):

Balance at December 31, 2004	$	---
Restructuring charge incurred		1,967
Cash paid		(1,554)
Non-cash charges		(282)
Balance at December 31, 2005		131
Restructuring charge incurred		249
Cash paid		(345)
Non-cash charges		(19)
Balance at December 31, 2006		$16

(13)	Financial Instruments

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2006 and 2005 the fair values of cash and cash equivalents, restricted cash, net receivables, current portion of notes receivable from related parties, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and estimated fair values of our financial instruments at December 31, 2006 and 2005 follow (amounts in thousands):

                                                                                           125(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes receivable with related parties	$44	44	2,544	2,544
Current and long-term debt and capital lease obligations	492,319	492,527	476,512	477,044
Other liabilities	11,915	11,808	8,657	8,515

The following methods and assumptions were used to estimate fair values:

Notes receivable from related parties: Substantially all of the carrying value of the long-term portion of notes receivable from related parties is estimated to approximate fair value because these instruments are subject to variable interest rates.

Current and long-term debt and capital lease obligations: The fair value of our Senior Notes is estimated based on the quoted market price for the same issue. The fair value of our Senior Credit Facility is estimated to approximate the carrying value because these instruments are subject to variable interest rates. The fair value of our capital leases and capital leases due to related party are estimated based upon the discounted amount of future cash flows using our current incremental rate of borrowing on our Senior Credit Facility.

Other Liabilities: Deferred compensation liabilities have no defined maturity dates therefore the fair value is the amount payable on demand as of the balance sheet date. Asset retirement obligations are recorded at their fair value and, over time, the liability is accreted to its present value each period. Lease escalation liabilities are valued at the discounted amount of future cash flows using the Senior Credit Facility interest rate at December 31, 2006. Our non-employee share-based compensation awards are reported at their fair value at each reporting period.

(14)	Related Party Transactions

MCI

MCI was a related party through December 7, 2004. In December 2004 we repurchased from MCI 3,752,000 shares of our Class A common stock after which MCI no longer qualifies as a related party. We earned revenues from MCI, net of discounts, of approximately $81,741,000 for the year ended December 31, 2004. As a percentage of total revenues, MCI revenues totaled 19.2% for the year ended December 31, 2004.

We paid MCI to distribute our traffic in the contiguous 48 states and Hawaii approximately $4,174,000 for the year ended December 31, 2004.

Other

We entered into a long-term capital lease agreement in 1991 with the wife of our President and CEO for property occupied by us. The leased asset was capitalized in 1991 at the owner’s cost of $900,000 and the related obligation was recorded in the accompanying financial statements. The lease agreement was amended in September 2002. The amended lease terminates on September 30, 2011. Through September 30, 2006 our monthly payment was $20,860 and increased to $21,532 per month on October 1, 2006, and will continue at that rate through September 30, 2011.

In January 2001 we entered into an aircraft operating lease agreement with a company owned by our President and CEO. The lease was amended effective January 1, 2002 and February 25, 2005. The lease term is month-to-month and may be terminated at any time upon one hundred and twenty days written notice. The monthly lease rate is $75,000. Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share, of which 150,000

                                                                                           126(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

shares remain and are exercisable at December 31, 2006. We paid a deposit of $1.5 million in connection with the lease. The deposit will be repaid to us upon the earlier of six months after the agreement terminates, or nine months after the date of a termination notice. The lessor may sell to us the stock arising from the exercise of the stock option or surrender the right to purchase all or a portion of the stock option to repay the deposit, if allowed by our debt instruments in effect at such time.

(15)	Commitments and Contingencies

Leases

Operating Leases as Lessee. We lease business offices, have entered into site lease agreements and use satellite transponder and fiber capacity and certain equipment pursuant to operating lease arrangements. Rental costs, including immaterial amounts of contingent rent expense, under such arrangements amounted to approximately $32,792,000, $31,951,000 and $30,635,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Capital Leases

In August 2005 we used proceeds from our Senior Credit Facility to pay off our Satellite Transponder Capacity Capital Lease. Outstanding principal of $35.8 million was repaid and we incurred a $2.8 million charge due to the early termination of the capital lease which is classified as Loss on Early Extinguishment of Capital Lease during the year ended December 31, 2005 on our Consolidated Statements of Operations.

We entered into a long-term capital lease agreement in 1991 with the wife of our President and CEO for property occupied by us as further described in note 14.

On March 31, 2006, through our subsidiary GCI Communication Corp. we entered into an agreement to lease transponder capacity on Intelsat, Ltd.’s (“Intelsat”) Galaxy 18 spacecraft that is expected to be launched during 2007. We will also lease capacity on the Horizons 1 satellite, which is owned jointly by Intelsat and JSAT International, Inc. The leased capacity is expected to replace our existing transponder capacity on Intelsat’s Galaxy 10R satellite when it reaches its end of life.

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

A summary of estimated future minimum lease payments for this lease assuming a September 2007 launch date follows (amounts in thousands):

Years ending December 31:
2007	$2,292
2008	9,168
2009	9,168
2010	9,168
2011	9,168
2012 and thereafter	89,388
Total minimum lease payments	$128,352

                                                                                           127(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of future minimum lease payments for all leases (exclusive of the Galaxy 18 capital lease described above) follows (amounts in thousands):

Years ending December 31:	Operating	Capital
2007	$16,866	466
2008	11,079	470
2009	6,824	530
2010	6,119	540
2011	5,361	485
2012 and thereafter	22,315	4,933
Total minimum lease payments	$68,564	7,424
Less amount representing interest		4,567
Less current maturity of obligations under capital leases		67
Long-term obligations under capital leases, excluding current maturity		$2,790

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

Telecommunication Services Agreement and Capacity Leases

We leased a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provide management and maintenance services for this capacity to a significant customer. The lessee signed a contract with a competitor in March 2005, started the transition of their circuits from our fiber optic cable system to our competitor’s microwave system in June 2006, and expects to complete the transition during the second quarter of 2007. In November 2006, we signed an agreement with our competitor to lease capacity on our fiber optic cable system and provide certain other services to them in association with their contract. We expect this transition to result in a $9.5 million annual decrease in the data component of Commercial segment revenue when it is completed.

A summary of minimum future service revenues follows (amounts in thousands):

Years ending December 31,
2007	$12,264
2008	10,735
2009	8,154
2010	5,574
2011	3,720
2012 and thereafter	48,980
Total minimum future service revenues	$89,427

Letters of Credit

We have letters of credit totaling $4.3 million outstanding under our Senior Credit Facility as follows:

•	$3.4 million to secure payment of certain access charges associated with our provision of telecommunications services within the State of Alaska,
•	$828,000 to meet obligations associated with our insurance arrangements, and
•	$100,000 to secure right of way access.

                                                                                           128(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Digital Local Phone Service (“DLPS”) Equipment Purchase Commitment

We have entered into an agreement to purchase a certain number of outdoor, network powered multi-media adapters and other vendor equipment. The agreement has a remaining outstanding commitment at December 31, 2006 of $5.1 million of which $1.5 million and $3.6 million are expected to be paid during the years ended December 31, 2007 and 2008, respectively.

Alaska Airlines, Inc. Miles Agreement

We have an agreement with Alaska Airlines to offer our consumer and commercial customers who make qualifying purchases from us the opportunity to accrue mileage awards in the Alaska Airlines Mileage Plan. The agreement as amended requires the purchase of Alaska Airlines miles during the year ended December 31, 2006 and in future years. The agreement has a remaining commitment at December 31, 2006 totaling $6.2 million.

Deferred Compensation Plan

During 1995, we adopted a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. We may contribute matching deferrals at a rate selected by us. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of us with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled $3,000, $37,000 and $37,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Performance Based Incentive Compensation Plan

During 2003 we adopted and in 2005 we amended a non-qualified, performance based incentive compensation plan. The amended incentive compensation plan provides additional compensation to certain officers and key employees based upon the Company’s achievement of specified financial performance goals. The Compensation Committee of the Board of Directors establishes goals on which executive officers are compensated, and management establishes the goals for other covered employees. The amended incentive compensation plan goals were met as of December 31, 2005. All awards were paid during the year ended December 31, 2006, except 12,500 shares of GCI Class A common stock to be valued on March 31, 2007 and issued in 2007. Under this plan we recognized expenses of $0, $1.2 million and $673,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

Guaranteed Service Levels

Certain customers have guaranteed levels of service with varying terms. In the event we are unable to provide the minimum service levels we may incur penalties or issue credits to customers.

Self-Insurance

We are self-insured for losses and liabilities related primarily to health and welfare claims up to $150,000 per incident and $2.0 million per lifetime per beneficiary above which third party insurance applies. A reserve of $1.1 million was recorded at December 31, 2006 and 2005, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. We are self-insured for losses and liabilities related to workers’ compensation claims up to $500,000 above which third party insurance applies. A reserve of $487,000 and $119,000 was recorded at December 31, 2006 and 2005, respectively, to cover estimated reported losses and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserves. While we use what we believe is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

                                                                                           129(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We are self-insured for damage or loss to certain of our transmission facilities, including our buried, under sea, and above-ground transmission lines. If we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.

Anchorage Unbundled Network Elements Arbitration

On June 25, 2004, the Regulatory Commission of Alaska (“RCA”) issued a comprehensive decision setting forth new rates for unbundled network elements (“UNE”), resale, and terms and conditions for interconnection in the Anchorage arbitration. Significantly, the RCA raised the loop rate in Anchorage to $19.15 but subsequently reduced the loop rate on reconsideration to $18.64. The RCA also issued other various arbitration rulings adverse to us, including adopting Alaska Communications Systems Group, Inc.’s (“ACS”) non-recurring and collocation cost models. On December 7, 2004, the Commission issued a final order approving an interconnection agreement. We appealed various Commission arbitration rulings, and ACS cross-appealed concerning certain interim rate decisions.

We received a decision from the U.S. district court on November 21, 2006. The court affirmed the RCA’s decision in all respects, thus denying both our appeal on the final rate calculation and ACS’ cross-appeal on the interim rate calculation. The decision became final on December 21, 2006.

On September 30, 2005, the ACS subsidiary serving Anchorage filed a petition with the Federal Communications Commission (“FCC”), seeking forbearance from the requirement that it provide access to UNEs, and that to the extent it voluntarily did so, that the pricing provisions of the Act would not apply. We filed our opposition on January 9, 2006 and our reply on February 23, 2006. On December 28, 2006, the FCC granted ACS the requested relief from the provision of unbundled loops and transport in five of its eleven tariffed wire centers. The relief is conditioned on the requirement that ACS make loops and certain subloops available in those wire centers where relief was granted, by no later than the transition period, at the same rates, terms and conditions as those negotiated between GCI and ACS for Fairbanks, until commercially negotiated rates are reached. A one-year transition period applies, until December 28, 2007, before the forbearance grant takes effect. The decision is not final and remains subject to FCC and court review; therefore, we cannot predict at this time the outcome of this proceeding or its impact on us; however, our net cost of providing local telephone services in Anchorage could be materially adversely affected by an adverse decision upon review.

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

Cable Service Rate Reregulation

Federal law permits regulation of basic cable programming services rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system’s subscribers request such regulation by filing a petition with the RCA. At December 31, 2006, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. (The Juneau system serves 7.2% of our total basic service subscribers at December 31, 2006.) A cable rate increase in the Juneau system effective March 1, 2007, was approved by the RCA.

Litigation and Disputes

We are routinely involved in various lawsuits, billing disputes, legal proceedings and regulatory matters that have arisen in the normal course of business.

                                                                                           130(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Subsequent Event

Alaska DigiTel Investment

Effective January 1, 2007 we invested $29.5 million in Alaska DigiTel in exchange for an 81.9% equity interest. We do not have voting control of Alaska DigiTel. We funded the transaction from cash on hand and by drawing down $15.0 million under the revolving portion of our Senior Credit Facility. Additionally, we entered into a revolving credit loan agreement with Alaska DigiTel effective January 1, 2007. The loan agreement provides that Alaska DigiTel can draw, subject to certain restrictions and financial covenants, up to $15.0 million of which $7.0 million was drawn on January 1, 2007. We expect the remaining $8.0 million to be drawn during the year ended December 31, 2007.

(17)	Fluctuations in Fourth Quarter Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 (amounts in thousands, except per share amounts):

	First Quarter [1]	Second Quarter[2]	Third Quarter[3]	Fourth Quarter[4]	Total Year
2006
Revenues, as originally reported	$112,822	118,220	125,821	120,619	477,482
Immaterial error corrections	---	---	(740)	740	---
Revenues, as adjusted	$112,822	118,220	125,081	121,359	477,482

Operating income, as originally reported	$16,362	17,445	21,659	13,001	68,467
Immaterial error corrections	(1,141)	1,253	(1,882)	629	(1,141)
Operating income, as adjusted	$15,221	18,698	19,777	13,630	67,326

Net income before cumulative effect of a change in accounting principle, as originally reported	$3,922	5,406	7,071	2,729	19,128
Immaterial error corrections, net of income tax effect	(672)	250	(589)	339	(672)
Net income before cumulative effect of a change in accounting principle, as adjusted	$3,250	5,656	6,482	3,068	18,456

Net income, as originally reported	$3,314	5,406	7,071	2,729	18,520
Immaterial error corrections, net of income tax effect	---	250	(589)	339	---
Net income, as adjusted	$3,314	5,656	6,482	3,068	18,520

Net income available to common stockholders, as originally reported	$3,314	5,406	7,071	2,729	18,520
Immaterial error correction, net of income tax effect	---	250	(589)	339	---
Net income available to common stockholders, as adjusted	$3,314	5,656	6,482	3,068	18,520

                                                                                           131(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Basic net income available to common shareholders per common share:
Net income before cumulative effect of a change in accounting principle available to common stockholders per common share, as originally reported	$0.07	0.10	0.13	0.05	0.35
Immaterial error corrections	(0.01)	---	(0.01)	0.01	(0.01)
Net income before cumulative effect of a change in accounting principle available to common stockholders per common share, as adjusted	$0.06	0.10	0.12	0.06	0.34

Net income available to common shareholders per common share, as originally reported	$0.06	0.10	0.13	0.05	0.34
Immaterial error corrections	---	---	(0.01)	0.01	---
Net income available to common shareholders per common share, as adjusted	$0.06	0.10	0.12	0.06	0.34

Diluted net income available to common shareholders per common share:
Net income before cumulative effect of a change in accounting principle available to common stockholders per common share, as originally reported	$0.07	0.09	0.13	0.05	0.34
Immaterial error corrections	(0.01)	---	(0.01)	0.01	(0.01)
Net income before cumulative effect of a change in accounting principle available to common stockholders per common share, as adjusted	$0.06	0.09	0.12	0.06	0.33

                                                                                           132(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Net income available to common shareholders per common share, as originally reported	$0.06	0.09	0.13	0.05	0.33
Immaterial error corrections	---	---	(0.01)	0.01	---
Net income available to common shareholders per common share, as adjusted	$0.06	0.09	0.12	0.06	0.33

[1] Includes the correction of an immaterial error in the first quarter of 2006 related to the accounting for a non-employee share-based compensation award. During 2001 we issued a stock option award in association with a lease agreement. The lease agreement was later amended in 2002 to provide a cash settlement feature and we erroneously did not record this award at its fair value at each reporting period following such amendment. Upon implementation of SFAS 123(R) on January 1, 2006, we inappropriately recorded the $1,141,000 fair value of this award, which was reduced by income tax benefit of $469,000, as a cumulative effect of a change in accounting principle. The $1,141,000 should have been recorded in selling, general and administrative expenses and the $469,000 should have been recorded as a reduction to income tax expense. We corrected the error in a Form 10-Q/A filed for the period ending September 30, 2006.

[2] Includes the correction of immaterial errors in the second quarter of 2006 related to payroll tax and benefits expense on employee bonuses, a duplicate payment on an invoice, capitalization of payroll benefits, certain credits received from a other common carrier, and an error in our income tax provision.

[3] Includes the correction of immaterial errors in the third quarter of 2006 related to payroll tax and benefits expense on employee bonuses, a duplicate payment on an invoice, capitalization of payroll benefits, certain credits received from an other common carrier, over-billings of several of our common carrier customers, employee bonuses related to the over-billings, and an error in our income tax provision.

[4] Includes the reversing effects of immaterial error corrections made in the third quarter of 2006 related to over-billings of several of our common carrier customers and employee bonuses related to the over-billings.

                                                                                           133(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2005
Total revenues	$106,510	110,665	113,761	112,090	443,026
Operating income	$16,778	18,059	18,361	23,332	76,530
Net income	$4,663	5,284	2,285	8,599	20,831
Net income available to common stockholders	$4,570	2,871	2,285	8,599	18,325
Basic net income available to common stockholders per common share [1]	$0.08	0.05	0.04	0.16	0.34
Diluted net income available to common stockholders per common share [1]	$0.08	0.05	0.04	0.15	0.33

[1] Due to rounding, the sum of quarterly net income available to common stockholders per common share amounts does not agree to total year net income available to common stockholders per common share.

No significant, unusual or infrequent occurring items were recognized in the fourth quarter of 2006. During the fourth quarter of 2005, we recognized a decrease in Cost of Goods Sold upon the receipt of $9.1 million from the settlement of four separate claims with AT&T and Alascom pursuant to a master agreement.

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
10.128

Fifth amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated January 22, 2005 # (46)

10.129	Ninth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc. # (47)

                                                                                           137

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
10.133

Memorandum of Understanding dated effective as of December 4, 2005 setting forth the principal terms and conditions of transactions proposed to be consummated among Alaska DigiTel, LLC, an Alaska limited liability company, all of the members of Denali PCS, LLC, an Alaska limited liability company, and General Communication, Inc., an Alaska corporation # (48)

10.134	Full-time Transponder Capacity Agreement with PanAmSat Corporation dated March 31, 2006 # (49)
10.135

Tenth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formerly known as MCI WorldCom Network Services) # (50)

10.136

Reorganization Agreement among General Communication, Inc., Alaska DigiTel, LLC, The Members of Alaska DigiTel, LLC, AKD Holdings, LLC and The Members of Denali PCS, LLC dated as of June 16, 2006 (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) # (50)

10.137

Second Amended and Restated Operating Agreement of Alaska DigiTel, LLC dated as of January 1, 2007 (We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) # *

14	Code Of Business Conduct and Ethics (originally reported as exhibit 10.118) (42)
21.1	Subsidiaries of the Registrant *
23.1	Consent of KPMG LLP (Independent Public Accountant for Company) *
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99	Additional Exhibits:
99.1	The Articles of Incorporation of GCI Communication Corp. (2)
99.2	The Bylaws of GCI Communication Corp. (2)
99.7	The Bylaws of GCI Cable, Inc. (14)
99.8	The Articles of Incorporation of GCI Cable, Inc. (14)
99.15	The Bylaws of GCI Holdings, Inc. (19)
99.16	The Articles of Incorporation of GCI Holdings, Inc. (19)
99.17	The Articles of Incorporation of GCI, Inc. (18)
99.18	The Bylaws of GCI, Inc. (18)
99.27	The Partnership Agreement of Alaska United Fiber System (23)
99.28	The Bylaws of Potter View Development Co., Inc. (32)
99.29	The Articles of Incorporation of Potter View Development Co., Inc. (32)

99.34	The Bylaws of GCI Fiber Communication, Co., Inc. (34)
99.35	The Articles of Incorporation of GCI Fiber Communication, Co., Inc. (34)

________________
#

CONFIDENTIAL PORTION has been omitted pursuant to a request for confidential treatment by us to, and the material has been separately filed with, the Securities and Exchange Commission. Each omitted Confidential Portion is marked by four asterisks.

* Filed herewith.
________________

Exhibit Reference	Description
2	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1990
3	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1991
5	Incorporated by reference to The Company’s Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
6	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1989.
8	Incorporated by reference to The Company’s Current Report on Form 8-K dated June 4, 1993.
9	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
10	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
11	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
12	Incorporated by reference to The Company’s Form S-4 Registration Statement dated October 4, 1996.
13	Incorporated by reference to The Company’s Current Report on Form 8-K dated November 13, 1996.
14	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
16	Incorporated by reference to The Company’s Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.
18	Incorporated by reference to The Company’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
19	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
20	Incorporated by reference to The Company’s Amendment No. 2 to Form S-3/A Registration Statement (File No. 333-28001) dated July 21, 1997.
21	Incorporated by reference to The Company’s Amendment No. 3 to Form S-3/A Registration Statement (File No. 333-28001) dated July 22, 1997.
23	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
24	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
25	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
26	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

27	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
28	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
29	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
30	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
31	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
32	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
33	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
34	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
35	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
36	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
37	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
39	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
40	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
41	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
42	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
43	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
44	Incorporated by reference to The Company’s Annual Definitive Proxy Statement on Form 14A filed on April 30, 2004.
45	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
46	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
47	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
48	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006.
49	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
50	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President
(Chief Executive Officer)

Date:	March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen M. Brett	Chairman of Board and Director	March 10, 2007
Stephen M. Brett

/s/ Ronald A. Duncan	President and Director	March 14, 2007
Ronald A. Duncan	(Principal Executive Officer)

/s/ Jerry A. Edgerton	Director	March 5, 2007
Jerry A. Edgerton

/s/ Scott M. Fisher	Director	March 5, 2007
Scott M. Fisher

Director
William P. Glasgow

/s/ Stephen R. Mooney	Director	March 14, 2007
Stephen R. Mooney

Director
James M. Schneider

/s/ John M. Lowber	Senior Vice President, Chief Financial	March 14, 2007
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Alfred J. Walker	Vice President, Chief Accounting	March 14, 2007
Alfred J. Walker	Officer (Principal Accounting Officer)

