Form 10-K/A
period 2006-12-31
GENERAL COMMUNICATION INC
filed 2007-04-30
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 0-15279

GENERAL COMMUNICATION, INC.

(Exact name of registrant as specified in its charter)

State of Alaska	92-0072737
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

2550 Denali Street Suite 1000 Anchorage, Alaska	99503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (907) 868-5600

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Class A common stock	Class B common stock
(Title of class)	(Title of class)

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

The number of shares outstanding of the registrant’s common stock as of February 28, 2007, was:

Class A common stock – 50,423,756, shares; and,

Class B common stock – 3,258,140, shares.

Explanatory Note

General Communication, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was originally filed on March 19, 2007 (the “Original Filing”).

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

PART III
FORM 10-K
FOR GENERAL COMMUNICATION, INC.
FOR YEAR-ENDED DECEMBER 31, 2006

Item 10.                 Directors, Executive Officers and Corporate Governance.

Identification

As of December 31, 2006, our board consisted of seven director positions, divided into three classes of directors serving staggered three-year terms.

A director on our board is elected at an annual meeting of shareholders and serves until the earlier of his or her resignation or removal, or his or her successor is elected and qualified.  Our executive officers generally are appointed at our board’s first meeting after each annual meeting of shareholders and serve at the discretion of the board.

The following table sets forth certain information about our directors and executive officers as of December 31, 2006.

Name	Age	Position
Stephen M. Brett(1),(2),(3),(4)	66	Chairman, Director

Ronald A. Duncan(1),(3)	54	President, Chief Executive Officer and Director

John M. Lowber(5)	57	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer

G. Wilson Hughes	61	Executive Vice President and General Manager

William C. Behnke	49	Senior Vice President – Strategic Initiatives

Gina R. Borland	43	Vice President, Product Management – Voice and Messaging

Martin E. Cary	42	Vice President – General Manager, Managed Broadband Services

Gregory F. Chapados	49	Senior Vice President – Federal Affairs and Business Development

Richard P. Dowling	63	Senior Vice President – Corporate Development

Paul E. Landes	48	Vice President and General Manager, Consumer Services

Terry J. Nidiffer	56	Vice President, Product Management – Data and Entertainment

Gregory W. Pearce	43	Vice President and General Manager, Commercial Services

Dana L. Tindall	45	Senior Vice President – Legal, Regulatory and Governmental Affairs

Richard D. Westlund	63	Senior Vice President and General Manager, Network Access Services

Jerry A. Edgerton(1),(2),(4)	64	Director

Scott M. Fisher(1),(2),(4),(5)	40	Director

William P. Glasgow(1),(2),(3),(4),(5),(6)	48	Director

Stephen R. Mooney(1),(2),(3),(4),(6)	47	Director

James M. Schneider(1),(2),(4),(6)	54	Director

(1)           The present classification of our board is as follows: (1) Class I – Mr. Edgerton, whose present term expires at the time of our 2008 annual meeting; (2) Class II – Messrs. Brett, Duncan and Mooney whose present terms expire at the time of our 2009 annual meeting; and (3) Class III – Messrs. Fisher, Glasgow, and Schneider, whose present terms expire at the time of our present annual meeting.

(2)           Member of our Compensation Committee.

(3)           Member of our Executive Committee.

(4)           Member of our Nominating and Corporate Governance Committee.

(5)           Member of our Finance Committee.

(6)           Member of our Audit Committee.

Stephen M. Brett.  Mr. Brett has served as Chairman of our board since June 2005 and as a director on our board since January 2001.  He has been of counsel to Sherman and Howard, a law firm, since January 2001.  He served as Senior Executive

Vice President for AT&T Broadband from March 1999 to April 2000.  His present term as a director on our board expires in 2009.

Ronald A. Duncan.  Mr. Duncan is a co-founder of the Company and has served as a director on our board since 1979.  Mr. Duncan has served as our President and Chief Executive Officer since January 1989.  His present term as director on the board expires in 2009.

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

Gregory F. Chapados.  Mr. Chapados has served as our Senior Vice President – Federal Affairs & Business Development since June 2006.  Prior to that Mr. Chapados was the Managing Director of Integrated Strategies Initiatives LLC from August 2004 to May 2006.  Integrated Strategies was at the time a boutique investment bank serving middle-market companies in defense and other areas of federal contracting.  Prior to that Mr. Chapados was the Managing Director of the investment bank, Hoak Breedlove Wesneski & Co. from February 1995 to July 2004.

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

Jerry A. Edgerton.  Mr. Edgerton has served as a director on our board since June 2004.  From January 2006 to present, he has served as Group President of Verizon Federal.  Prior to that, he had since November 1996 served as Senior Vice President – Government Markets for MCI Communications Corporation, an affiliate of MCI, Inc. ("MCI"), which was later acquired by Verizon Communications, Inc. ("Verizon").  His present term as a director on our board expires in 2008.

Scott M. Fisher.  Mr. Fisher was appointed to our board in December 2005 to fill a vacancy caused by the retirement of his father (Donne F. Fisher) as former Chairman and a board member.  He has since 1998 been a partner of Fisher Capital Partners, Ltd., a private equity and real estate investment company located in Denver, Colorado.  Prior to that from June 1990 to April 1998, he was Vice President at The Bank of New York and BNY Capital Resources Corporation, an affiliate of The Bank of New York, where he worked in the corporate lending and commercial leasing departments.  In 2006 Mr. Fisher temporarily served on our Audit Committee while Mr. Mooney recuperated from major surgery.  His present term as director on our board expires in 2007.

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

Stephen R. Mooney.  Mr. Mooney has served as a director on our board since January 1999.  Since January 2006 he has served as Vice President, Business Development of VerizonBusiness.  Prior to that, he had served as Vice President, Corporate Development and Treasury Services at MCI beginning in 2002.  From 1999 to 2002, he was Vice President of WorldCom Ventures Fund, Inc.  His present term as a director on our board expires in 2009.

James M. Schneider.  Mr. Schneider has served as a director on our board since July 1994.  Mr. Schneider has been Senior Vice President and Chief Financial Officer for Dell, Inc. from March 2000 to February 2007.  Prior to that, he was Senior Vice President – Finance for Dell Computer Corporation from September 1998 to March 2000.  He presently serves on the board of directors of, and is a member of the audit committee of, GAP, Inc.  He also serves on the board of, and is a member of, the audit and management development and compensation committees of, Lockheed Martin Corporation.   His present term as a director on our board expires in 2007.

Legal Proceedings

As of December 31, 2006, our board was unaware of any legal proceedings which may have occurred during the past five years in which one or more of our directors, director nominees or executive officers were a party adverse to us, or any legal proceeding which would be material to an evaluation of the ability or integrity of one or more of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2006, eight of our officers (Ms. Borland and Messrs. Cary, Dowling, Landes, Nidiffer, Pearce, Walker and Westlund) inadvertently failed to file with the SEC a Form 4 (Change in Beneficial Ownership Report) on a timely basis as required under Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act").  That is, they failed to file Form 4 on a due date of May 25, 2006, with the exception of Mr. Dowling's transaction which was due on February 20, 2006, but in all cases filings were made on June 2, 2006.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics ("Ethics Code") was adopted by our board in 2003.  It applies to all of our officers, directors and employees.  The Ethics Code takes as its basis a set of business principles adopted by our board several years ago.  It also builds upon the basic requirements for a code of ethics as required by federal securities law and rules adopted by the SEC.

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

A copy of our Ethics Code is displayed on our Internet website at www.gci.com (click on "About GCI," then click on "Corporate Governance," and then click on "Code of Business Conduct and Ethics").  Also, a copy of the Ethics Code may be obtained at no charge and upon written request to us at the following address:

ATTN: Secretary (Ethics Code)

General Communication, Inc.

2550 Denali Street, Suite 1000

Anchorage, Alaska  99503

No Change in Nominating Procedures

There were no changes made during 2006 to the procedures by which our shareholders may recommend nominees to our board.

Audit Committee, Audit Committee Financial Expert

Our Audit Committee is composed of three of our directors (Messrs. Glasgow, Mooney, and Schneider).  Each of them is considered by our board to be an independent director ("Independent Director") as the term is defined by the Nasdaq Stock Market ("Nasdaq") corporate governance listing standards, to which the Company is subject.  In addition, they are all considered by our board to be audit committee financial experts ("Audit Committee Financial Experts").  However, Mr. Fisher temporarily served on our Audit Committee during 2006 while Mr. Mooney recuperated from major surgery.  He also is considered by our board to be an Independent Director and an Audit Committee Financial Expert.

Our Audit Committee is governed by, and carries out its responsibilities under, the Audit Committee Charter, as adopted and amended from time to time by our board ("Audit Committee Charter").  The charter sets forth the purpose of the Audit Committee and its membership prerequisites, operating principles, relationship with the External Auditor, and primary responsibilities.  A copy of our Audit Committee Charter is available to our shareholders on our Internet website: www.gci.com (click on "About GCI," then click on "Corporate Governance," and then click on "Audit Committee Charter").

The Nasdaq corporate governance listing standards require that at least one member of our Audit Committee must have past employment experience in finance or accounting, requisite professional certification in accounting, or comparable experience or background which results in the individual's "financial sophistication."  This financial sophistication may derive from the person being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.  Our board believes that Messrs. Glasgow, Mooney and Schneider, as Audit Committee Financial Experts, also meet the Nasdaq requirements for financial sophistication.

Under the SEC's rules, an Audit Committee Financial Expert is defined as a person who has all of the following attributes:

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

The Audit Committee Charter specifies how one may determine whether a person has acquired the attributes of an Audit Committee Financial Expert.  They are one or more of the following:

•              Education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involved the performance of similar functions.

•              Experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions.

•              Experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements.

•              Other relevant experience.

Our Audit Committee acts on behalf of our board and generally carries out specific duties including the following, all of which are described in detail in our Audit Committee Charter:

•              Independent Auditor Selection, Qualification – Is directly responsible for appointment, compensation, retention, oversight, qualifications and independence of our independent certified public accountants ("External Auditor").

•              Financial Statements – Assists in our board's oversight of integrity of the Company financial statements.

•              Financial Reports, Internal Control – Is directly responsible for oversight of the audit by the External Auditor of our financial reports and the reports on internal control.

•              Annual Reports – Prepares reports required to be included in our annual proxy statement.  See, "Audit Committee Report" within item 11.

•              Complaints – Receives and responds to certain complaints relating to internal accounting controls, and auditing matters, confidential, anonymous submissions by our employees regarding questionable accounting or auditing matters, and certain alleged illegal acts or behavior-related conduct in violation of our Ethics Code.  See, "Code of Business Conduct and Ethics" within this item 10.

•              External Auditor Disagreements – Resolves disagreements, if any, between our External Auditor and us regarding financial reporting.

•              Non-Audit Services – Reviews and pre-approves any non-audit services offered to us by our External Auditor ("Non-Audit Services").

•              Attorney Reports – Addresses certain attorney reports, if any, relating to violation of securities law or fiduciary duty by one of our officers, directors, employees or agents.

•              Related Party Transactions – Reviews certain related party transactions as described elsewhere in this Proxy Statement.  See, "Certain Transactions" within item 13.

•              Other – Carries out other assignments as designated by our board.

Item 11. Executive Compensation.

Compensation Committee

Our Compensation Committee is composed of Messrs. Brett, Edgerton, Fisher, Glasgow, Mooney, and Schneider.  All six members are considered by our board to be Independent Directors.

Our board had not as of December 31, 2006 adopted a charter for the Compensation Committee.  However, consideration and determination of compensation of our executive officers and directors during 2006 was subject to processes and procedures carried out through our Compensation Committee ("Compensation Program"), the aspects of which are described elsewhere in this report.  See, "Compensation Discussion and Analysis" within this item 11.

Our Compensation Program sets forth the scope of authority of our Compensation Committee and requires the committee to carryout the following:

•              Review, on an annual basis, plans and targets for executive officer and board member compensation, if any —

                •              Review is specifically to address expected performance and compensation of, and the criteria on which compensation is based for, the chief executive officer and such other of our executive officers as our board may designate for this purpose.

•              Monitor the effect of ongoing events on and the effectiveness of existing compensation policies, goals, and plans —

•              Events specifically include but are not limited to the status of the premise that all pay systems correlate with our compensation goals and policies.

•              Report from time to time, its findings to our board.

•              Administer our Stock Option Plan and approve grants of options pursuant to the plan.

•              Monitor compensation-related publicity and public and private sector developments on executive compensation.

•              Familiarize itself with, and monitor the tax, accounting, corporate, and securities law ramifications of, our compensation policies, including but not limited to —

•              Comprehending a senior executive officer's total compensation package.

•              Comprehending the package's total cost to us and its total value to the recipient.

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

In carrying out its duties, our Compensation Committee may accept for review and inclusion in its annual review with our board, recommendations from our chief executive officer as to expected performance and compensation of, and the criteria on which compensation is based for, executive officers other than the chief executive officer.  However, our Compensation Committee, in being established as a committee of the board under our Bylaws, was not specifically authorized to delegate any of its duties to another person.

Compensation Discussion and Analysis

Overview

This discussion and analysis addresses the material elements of our Compensation Program as applied to our chief executive officer, our chief financial officer, and to each of our three other most highly compensated executive officers other than the chief executive officer and chief financial officer who were serving as executive officers as of December 31, 2006.  All five of these officers are identified in the Summary Compensation Table ("Named Executive Officers").  See, "Executive Compensation:  Summary Compensation Table" within this item 11.

Principles of the Compensation Program

Our Compensation Program is based upon the following principles ("Compensation Principles"):

•              Compensation is related to performance and must cause alignment of interests of executive officers with the long term interests of our shareholders.

•              Compensation targets must take into consideration competitive market conditions and provide incentives for superior performance by the Company.

•              Actual compensation must take into consideration the Company's and the executive officer's performance over the prior year and the long term, and the Company's resources.

•              Compensation is based upon both qualitative and quantitative factors.

•              Compensation must enable the Company to attract and retain management necessary to cause the Company to succeed.

Process

Compensation Committee and Compensation Consultant Interaction.  Our Compensation Committee reviews annually and recommends to our board for approval the base salary, incentive and other compensation of the chief executive officer.  These reviews are performed and recommendations are made in executive session that excludes all members of management.  Board action on the recommendations is done by vote of our Independent Directors.

Our Compensation Committee further reviews annually and recommends to the board for approval the base salary, incentive and other compensation of our senior executive officers, including the Named Executive Officers.  These reviews are performed and recommendations are made in executive session that excludes all members of management.  The analyses and recommendations of the chief executive officer on these matters as relating to senior executive officers other than the chief executive officer may be considered by our Compensation Committee in its deliberations and recommendations to our board.  Board action on the recommendations is done by vote of our Independent Directors.

Other elements of executive compensation and benefits as described in this section are also reviewed by our Compensation Committee on a regular basis.

In October 2005, our Compensation Committee selected, retained and commenced a process of working with Towers Perrin, an outside compensation consultant (“Compensation Consultant”).  The Compensation Consultant reported directly to our Compensation Committee and assisted the committee in evaluating and analyzing the Compensation Program, its principles and objectives, and in evaluating and analyzing the specific compensation element recommendations presented by our chief executive officer.

Discussions on executive compensation and benefits made by the Compensation Committee have been guided by our Compensation Principles.  The elements of compensation as described later in this section are believed by the Compensation Committee to be integral and necessary parts of the Compensation Program.

Our Compensation Committee has concluded the individual segments of each element of executive compensation continues generally to be consistent with one or more of our Compensation Principles and that the amount of compensation provided by the segment is reasonable, primarily based upon a comparison of the compensation amount and segments we provide when compared to those offered by other similar companies in our industry and in our market.

Our process for determining executive compensation and benefits does not involve a precise and identifiable formula or link between each element and our Compensation Principles.  However, it takes into consideration market practice and information provided by our Compensation Consultant and management.  It is also the result of discussion among our Compensation Committee members and management.  Ultimately it is based upon the judgment of our Compensation Committee.

We chose to include as an alternative in each agreement to allow the Company to elect to pay a portion of the compensation in the form of non-cash items, e.g., options, to limit the immediate cash outlay and at the same time allow us to provide an incentive to the officer to work hard toward the goal of making us successful in our marketplace.  That is, as we prove successful in the marketplace, the investing public should see our publicly traded stock as more valuable, which in turn makes the stock subject to the options held by the officers more valuable when the options are exercised and the stock is issued.

The Compensation Committee will during 2007 perform a review of all elements of our Compensation Program.

Base salary and incentive stock targets were compared to amounts offered by a group of similar companies.  The Company’s relative financial performance was reviewed in order to determine what a reasonable amount of compensation might be in relation to its peer group.  The compensation peer group is principally made up of the following:

•                                          Publicly held companies in industries similar to our Company.

•                                          Companies with which our Company competes for executive talent.

•                                          Our Company’s direct business competitors.

•                                          Companies that compete with our Company for investment dollars.

The compensation peer group used in determining the reasonableness of our Compensation Program included twenty companies.

The results of this benchmarking analysis were size-adjusted to take into consideration differences between the Company’s revenue size and that of the peer group companies.  Individual levels of element compensation were generally targeted to be set within a range of between the 50th and 75th percentile, based upon the executive’s individual performance in the prior year relative to his or her peers, the executive’s future potential, and the scope of the executive’s responsibilities and experience.  Input from the individual executives in terms of their expectations and requirements were considered as well.

We believe this method of setting compensation enables the Company to attract and retain individuals who are necessary to lead and manage the Company while enabling the Company to differentiate between executives and performance levels and responsibility.  The comparison to other companies also allowed the Compensation Committee to determine the reasonableness of the balance between long-term incentive and annual compensation.

Based upon the initial information received from its Compensation Consultant, the Compensation Committee determined that, in general, compensation levels for the Company’s senior officers were lower when compared to officers of companies in our peer group having comparable financial performance.  As a result, the Compensation Committee resolved to refine its analysis during 2006 and revisit the matter for 2007.

In establishing 2006 base salary and incentive compensation targets, the Compensation Committee, although it did review the information and, except for grants that vested over multiple years, did not believe it appropriate to take into account payments or compensation earned by executive officers as a result of options or awards granted in prior years.

Other compensation elements as discussed in this section were periodically reviewed to ensure that they continued to remain both competitive and reasonable based upon market survey data obtained from various sources at the time of review.  While such data were typically not customized to the Company, they were used by our Compensation Committee as a guide for overall reasonableness and competitiveness of the benefits.

Elements of Compensation

Overview.  The elements of compensation in our Compensation Program were for 2006 and are for 2007 as follows:

•                                          Base Salary.

•                                          Incentive Compensation Bonus Plan (“Incentive Compensation Plan”).

•                                          Stock Option Plan.

•                                          Perquisites.

•                                          Retirement and Welfare Benefits.

There were no compensatory plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with any termination of employment or other working relationship of such an officer with us (including without limitation, resignation, severance, retirement or constructive termination of employment of the officer).  Furthermore, there are no such plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with a change of control of us or a change in such an officer’s responsibilities to us.

Base Salary.  Effective January 1, 2006, based upon the process previously described in this section, the base salaries reported in the Summary Compensation Table (see, within this item 11, “Executive Compensation:  Summary Compensation Table”) were approved by the Compensation Committee.

Mr. Duncan’s base salary reflects cash compensation of $345,000 per year until adjusted by the Compensation Committee.  Mr. Duncan’s duties remained unchanged during 2006.

Mr. Hughes’ base salary reflects cash compensation of $200,000 per year, $225,000 credited to his Deferred Compensation Arrangement account with us, and amortization of the prepaid portion of a retention agreement with him in the amount of $37,500.  Mr. Hughes’ compensation is subject to change by the Compensation Committee, and his duties remain unchanged during 2006.

Mr. Lowber’s base salary reflects cash compensation of $234,056 and $65,000 credited to his Deferred Compensation Arrangement account with us.  Mr. Lowber’s compensation is subject to change by the Compensation Committee, and his duties have remained unchanged during 2006.

Ms. Tindall’s base salary reflects cash compensation of $300,000 per year, until adjusted by the Compensation Committee.  Ms. Tindall’s duties remained unchanged during 2006.

Mr. Westlund’s base salary reflects cash compensation of $150,000 per year, $83,526 credited to his Deferred Compensation Arrangement account with us, and the vested portion of a prepaid retention agreement with us in the amount of $85,000 during 2006.  Mr. Westlund’s compensation is subject to change by the Compensation Committee, and his duties remained unchanged during 2006.

Incentive Compensation Plan.  A portion of the Company’s compensation to each Named Executive Officer relates to, and is contingent upon, the officer’s performance and our financial performance and resources.  This portion of compensation took the form of incentive bonus agreements with each of the Named Executive Officers pursuant to our Incentive Compensation Plan.

In early 2006, our Compensation Committee, using as a guide the Compensation Program, established compensation levels for 2006 for all senior corporate officers, including the Named Executive Officers.  The specific level for a given officer and related terms for the program and the Incentive Compensation Plan were set forth in agreements between the Company and each officer.

The specific form and targeted amount of incentive compensation for a Named Executive Officer once adopted by the Compensation Committee as a part of the Compensation Program, was submitted to the board for approval.  Thereafter, these matters were informally reviewed with the employee by our Chief Executive Officer.

The payout opportunities for our senior executive officers, including our Named Executive Officers, are for each officer based upon subjective levels of achievement by the individual officer and are heavily influenced by the financial performance of the Company against its current year business plan.  In general, if the plan is met and the individual performed as expected, the targeted amount of incentive compensation would be paid.  From time to time, a special award may be made to an individual following an effort resulting in a significant benefit to the Company.  Should the Company’s financial performance materially exceed its business plan, the Compensation Committee would take that into consideration in possibly increasing the amount of the bonus awarded for that year.

The Company has no specific policies for allocating between long-term and currently paid out compensation.  The Compensation Committee attempts to strike an appropriate balance between available resources, the desires of the applicable employee, and a determination of reasonableness based upon an awareness of the competitive environment.  This desire for balance also extends to the allocation between cash and non-cash compensation and among different forms of non-cash compensation.  The Company has no specific policy in the context of long-term compensation for the basis for allocating compensation to each different form of award but strives to encourage management at an appropriate cost to the Company to focus on the long-term performance of the Company in order that management shares in the Company’s success as well as participates in any downturns.

Compensation levels may be adjusted by the Compensation Committee based upon a number of factors including available Company resources, financial performance of the Company, an evaluation of the competitive marketplace, and the requirements of the Company’s employees.  Accounting and income tax treatments of compensation are considered by the Compensation Committee with the primary focus on ascertaining that taxable income to the recipients is deductible by the Company and the accounting treatment is consistent with the requirements of current accounting literature.

The Company has no requirements with respect to security ownership by its officers of directors nor does it have any policies regarding hedging the economic risk of ownership of Company equity.  Executive officers are invited to provide their input with respect to their compensation to the Compensation Committee primarily through the Company’s Chief Executive Officer.

A Named Executive Officer participating in the Compensation Program could, under terms of the corresponding Incentive Compensation Plan agreement with us and pursuant to our Deferred Compensation Plan, elect to defer a significant portion of that compensation.  In this instance, the Named Executive Officer becomes our unsecured creditor.  See, within this item 11, “Nonqualified Deferred Compensation.”

During 2006, all of our Named Executive Officers participated in the Incentive Compensation Plan.  Our Compensation Committee determined that the performance requirements of the Incentive Compensation Plan had been met during 2006 and authorized payments pursuant to the plan and determined they would be made in cash.  The committee authorized payments of $900,000 to Mr. Duncan, $62,500 to Mr. Hughes, Mr. Lowber and Ms. Tindall, and $435,327 to Mr. Westlund.

Stock Option Plan.  Options and awards, if granted to the Named Executive Officers, were granted pursuant to terms of our Stock Option Plan.  In particular, the exercise price for options in each instance was identified as an amount within the trading range for our Class A common stock on Nasdaq on the day of the grant of the option.  Options, if granted, were granted contemporaneous with the approval of the Compensation Committee, typically early in the year in question or late the previous year as described above.  See, within this item 11, “– Elements of Compensation – Incentive Compensation Plan.”

Perquisites.  The Company provides certain perquisites to its Named Executive Officers.  The Compensation Committee believes these perquisites are reasonable and appropriate and consistent with our awareness of perquisites offer by similar publicly traded companies.  The perquisites assist in attracting and retaining the Named Executive Officers and, in the case of certain perquisites, promote health, safety and efficiency of our Named Executive Officers.  These perquisites are as follows:

•                                          Use of Company Leased Aircraft – The Company permits executive officers (including Named Executive Officers) to use aircraft leased by the Company for business travel in order to make more secure and efficient use of their travel time.  The Company has also allowed its Named Executive Officers to use these aircraft for personal travel, in some cases with reimbursement to the Company of expenses for that use.  Mr. Duncan has made use of the aircraft for personal travel, the value of which is included in the Summary Compensation Table.  See, within this item 11, “Executive Compensation:  Summary Compensation Table.”

•                                          Employee Quality Monitoring – As a provider of telecommunication services, the Company is in a position to make available goods and services to its employees and executive officers, including the Named Executive Officers, which assist them in carrying out their respective duties for the Company.  In addition, the Company makes available to its employees and executive officers for their use and at no charge telecommunication goods and services offered directly by it or through vendors with whom the Company does business.  These goods and services take the form of home telephone, internet, cable television services, and cell phone equipment and services.  Each employee, including the executive officers receives a credit of $100 per month against the cost of these services.  Employees are expected to monitor the quality of the services provided by the Company and report any service related issues they may encounter.  See, within this item 11, “Executive Compensation:  Summary Compensation Table.”

•                                          Enhanced Long Term Disability Benefit – The Company provides the Named Executive Officers and other senior executive officers of the Company with an enhanced long term disability benefit.  This benefit provides a supplemental replacement income benefit of 60% of average monthly compensation capped at $10,000 per month.  The normal replacement income benefit applying to other of our employees is capped at $5,000 per month.

•                                          Enhanced Short Term Disability Benefit – The Company provides the Named Executive Officers and other senior executive officers of the Company with an enhanced short term disability benefit.  This benefit provides a supplemental replacement income benefit of 66 2/3% of average monthly compensation, capped at $2,300 per week.  The normal replacement income benefit applying to other of our employees is capped at $1,150 per week.

•                                          Miscellaneous – The Company provided miscellaneous other benefits to its Named Executive Officers including the following (see, within this item 11, “Executive Compensation:  Summary Compensation Table – Components of ‘All Other Compensation’“) –

•                                          Success Sharing – An incentive program offered to all of our employees that shares 15% of the excess earnings before interest, taxes, depreciation, amortization and share based compensation expense over the highest previous year (“Success Sharing”).

•                                          Life Insurance – Offered to all employees and senior executive officers, including the Named Executive Officers, in the coverage amount of one times salary, capped at $100,000 with all premiums paid by us.

•                                          Additional Life Insurance – Provided to Mr. Westlund in addition to other life insurance provided to senior executive officers, generally.

•                                          Tax Reimbursement – Provided to Mr. Duncan, as one of our directors, on restricted stock awards granted to him under our Director Compensation Plan and provided to other employees and senior executive officers, including the Named Executive Officers, from time to time on $100 longevity stock awards.

•                                          Board Fees – Provided to Mr. Duncan as one of our directors.

•                                          Forgiveness of Interest on a Loan – Provided to Mr. Lowber as a component of his compensation.

•                                          Reimbursement for Special Events – Provided to Mr. Hughes for a gathering of a group of Company executives to celebrate the achievement of a specific corporate performance target.

Retirement and Welfare Benefits – Stock Purchase Plan.  Named Executive Officers may, along with our employees generally, participate in our Stock Purchase Plan, i.e., our Qualified Employee Stock Purchase Plan, in which we may provide matching contributions in accordance with the terms of the plan.

We initially adopted our qualified employee stock purchase plan effective in January 1987.  It has been subsequently amended from time to time and presently is our Stock Purchase Plan.  The plan is qualified under Section 401 of the Internal Revenue Code.  All of our employees (excluding employees subject to a collective bargaining agreement) who have completed at least one year of service are eligible to participate in the plan.  Eligible employees may elect to reduce their taxable compensation in any even dollar amount up to 12% of such compensation for highly compensated employees (those earning more than $100,000 in the prior year) and up to 50% of such compensation for all others, both up to a maximum per employee of $15,500 for 2007.  Employees may contribute up to an additional 10% of their compensation with after-tax dollars.  Participants over the age of 50 may make additional elective deferral contributions to their accounts in the plan of up to $5,000 for 2007.

Subject to certain limitations, we may make matching contributions to the Stock Purchase Plan for the benefit of employees.  Matching contributions will vest in accordance with a six-year schedule if the employee completes at least 1,000 hours of service in each year.  Such a contribution will vest in increments over the first six years of employment.  Thereafter, they are fully vested when made.

We may make matching contributions to the Stock Purchase Plan in the amount determined by the board, which matching contributions will be a stated percentage of each employee’s contributions (both voluntary contributions and elective deferrals) during any payroll period, provided that the matching contribution may not exceed 100% of each participating eligible employee’s elective deferral and voluntary contributions to the plan and provided further that the matching contribution may not exceed 10% of the employee’s compensation for the year.

Except for additional elective contributions made by participants over age 50, the combination of pre-tax elective contributions, after-tax contributions and our matching contributions for any employee cannot exceed $45,000 for 2007.

Under the terms of the Stock Purchase Plan, participating eligible employees may direct their contributions and matching contributions to be invested in common stock of the Company and shares of various identified mutual funds.

The Stock Purchase Plan is administered through a plan administrator (currently Alfred J. Walker, our Vice President and Chief Accounting Officer), and a committee which is appointed by our board.  The plan administrator and members of the plan’s committee are all our employees.  The plan’s committee has broad administrative discretion under the terms of the plan.

As of December 31, 2006, there remained 456,666 shares of Class A and 463,995 shares of Class B common stock allocated to the plan and available for issuance by us or otherwise acquisition by the plan for the benefit of participants in the plan.

– Deferred Compensation Program.  The Company provides to certain of our employees, including our executive officers and Named Executive Officers, opportunities to defer certain compensation under our nonqualified, unfunded, deferred compensation plan (“Deferred Compensation Plan”).  In addition, we offer to each of certain of our executive officers and to each of our Named Executive Officers nonqualified, deferred compensation arrangements more specifically fashioned to the needs of the officer and us (“Deferred Compensation Arrangements”).  Together, the Deferred Compensation Plan and Deferred Compensation Arrangements constitute our Deferred Compensation Program and is part of our Compensation Program.  During 2006, none of our officers participated in the Deferred Compensation Plan.  However, during 2006, six of our officers (including four of the Named Executive Officers) participated in Deferred Compensation Arrangements.  The Deferred Compensation Program enables these individuals to defer compensation in excess of limits that apply to qualified plans, like our Stock Purchase Plan and to pursue other income tax goals which they set for themselves.  The Deferred Compensation Program is described in more detail elsewhere in this report.  See, “Nonqualified Deferred Compensation” within this item 11.

Based upon its review of our Deferred Compensation Program, our Compensation Committee concluded that the benefits provided under the program are both reasonable and an important tool in attracting and retaining executive officers, including the Named Executive Officers as well as other employees eligible to participate in the Deferred Compensation Program.

– Welfare Benefits.  With the exception of a special executive life insurance policy benefit as described below, the enhanced long term and short term disability benefits described previously, the Company provided to the Named Executive Officers the same health and welfare benefits provided generally to all other employees of the Company at the same general premium rates as charged to those employees.  The cost of the health and welfare programs is subsidized by the Company for all eligible employees including the Named Executive Officers.

The Company, as part of its Deferred Compensation Arrangement with Mr. Westlund, provided an executive life insurance policy in the face amount of $1 million for him.  The policy is a split-dollar endorsement arrangement, and the beneficiary on the policy is his spouse.

Performance Rewarded

Our Compensation Program is, in large part, designed to reward individual performance.  What constitutes performance varies from officer to officer, depending upon the nature of the officer’s responsibilities.  Consistent with the Compensation Program, the Company identified key business drivers and established defined targets related to those drivers for each Named Executive Officer.  The targets were regularly reviewed by management, from time to time, and provided an immediate and clear picture of performance and enabled management to respond quickly to both potential problems as well as potential opportunities.

The Compensation Program also was used to establish and track corresponding applicable targets for individual management employees.  At year end, the results from this program were factored in determining the level of payout for the personal performance portion of the annual incentive for Named Executive Officers.

In 2006 the Compensation Program was used in development of the Company’s and each Named Executive Officer’s individual performance goals and established incentive compensation targets.  The Compensation Committee evaluated the performance of each of the executive officers and the financial performance of the Company and awarded incentive compensation as described above.

Timing of Equity Awards

Director Compensation Plan.  As a part of the Director Compensation Plan, we grant awards of our common stock to board members, including those persons who may be also serving as one or more of our executive officers.  Mr. Duncan, a board member and Named Executive Officer, has been granted such awards in the past.  These awards are made annually in June of each year in accordance with the terms of the Director Compensation Plan.  The awards are made through our Stock Option Plan.  See, within this section, “– Elements of Compensation – Stock Option Plan.”

Incentive Compensation Plan.  As a part of our Compensation Program, from time to time, we grant stock options in our Class A common stock to our executive officers, including the Named Executive Officers.  In particular, stock options are granted in conjunction with the agreements that we enter into with Named Executive Officers pursuant to our Incentive Compensation Program.  The grants of such options are typically made early in the year at the time each agreement is entered into with the corresponding executive officer.  All such options are granted through the Stock Option Plan.  See, within this section, “– Elements of Compensation – Incentive Compensation Plan” and “– Elements of Compensation – Stock Option Plan.”

Stock Option Plan.  As a part of our Compensation Program, from time to time, we grant stock options in our Class A common stock to our executive officers, including the Named Executive Officers, and to certain of our advisors.  In the case of an executive officer, these options may be granted regardless of whether there is in place an agreement entered into with the officer under our Incentive Compensation Plan.  In the case of a new hire and where we choose to grant options or awards, the grant may be done at the time of hire.  The Stock Option Plan is silent as to limits on the exercise price.  That is, the Compensation Committee may under the present plan set the exercise price above, below or at the average of the high and low price for our Class A common stock on Nasdaq or otherwise.  In all cases, regardless of the identify of the grantee, the timing, amount and other terms of the grant of options under our Stock Option Plan are determined in the sole discretion of our Compensation Committee.  See, within this section, “– Elements of Compensation – Stock Option Plan.”

In the event an executive level employee is hired or promoted during a year, that employee may be eligible to receive an equity option under the plans previously described in this section.  Grants of options in this context may be made at the recommendation of management and only with action of the Compensation Committee.

Grant Policy, Past Practice.  In light of the grant timing process described above within this section, the Company does not believe a formal plan providing for coordination between the timing of annual and new hire equity grants and the release of material nonpublic information is necessary.  Nonetheless, due to the recent public concern surrounding the granting of stock options in American business, generally, the Compensation Committee has agreed to implement a new granting procedure that it expects will simplify, streamline, and reduce uncertainty as to the timing and pricing of stock option grants on a prospective basis.

The new procedure is as follows.  Potential stock option grants will be accumulated until the last day of each of the following months:  February, May, August, and November.  Immediately following the end of the applicable month the potential grants will be reviewed and approved by the Stock Option Subcommittee of the Compensation Committee.  All approved grants will be granted effective the first business day of the applicable month following the month previously identified and will be priced at an amount not less than the market value at the close of trading on that date.  The terms of the award will then be communicated immediately to the recipient.

The Company does not, and has not in the past, timed its release of material nonpublic information for purposes of affecting the value of equity compensation.

Tax and Accounting Treatment of Executive Compensation

In determining the amount and form of compensation granted to executive officers, including the Named Executive Officers, the Company takes into consideration both tax treatment and accounting treatment of the compensation.  Tax and accounting treatment for various forms of compensation is subject to changes in, and changing interpretations of, applicable laws, regulations, rulings and other factors not within the Company’s control.  As a result, tax and accounting treatment is only one of several factors that the Company takes into account in designing the previously described elements of compensation.

Summary

Both the Compensation Committee and the Company believe that the compensation paid to the Named Executive Officers under our Compensation Program is fair, reasonable, competitive and consistent with our Compensation Principles.

Executive Compensation

Summary Compensation Table

As of December 31, 2006, the Company did not have employment agreements with any of the Named Executive Officers.  The following table summarizes total compensation paid or earned by each Named Executive Officer for fiscal year 2006.  The process followed by the Compensation Committee in establishing total compensation for each Named Executive Officer as set forth in the table is described elsewhere in this Proxy Statement.  See, “Compensation Discussion and Analysis” within this item 11.

Summary Compensation Table

Name and Principal Position	Year	Salary(1) ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(h)	(i)	(j)
Ronald A. Duncan(3) President and Chief Executive Officer	2006	345,000		900,000	43,656	308,713	—	97,661	1,695,030
G. Wilson Hughes Executive Vice President and General Manager	2006	461,459	(4)	65,500	100	230,219	21,471	33,429	812,178
John M. Lowber Senior Vice President, Chief Financial Officer and Secretary/ Treasurer	2006	296,888		65,500	—	321,147	—	31,981	715,516
Dana L. Tindall Senior Vice President – Legal, Regulatory and Governmental Affairs	2006	298,959		66,500	100	125,140	—	23,896	514,595
Richard D. Westlund Senior Vice President and Manager, Network Access Services	2006	318,526	(4)	435,327	—	106,912	2,162	30,549	893,476

(1)           Salary includes deferred compensation of $225,000, $65,000, and $83,526 for Messrs. Hughes, Lowber and Westlund, respectively.

(2)           See “Components of ‘All Other Compensation’” table displayed below for more detail.

(3)           Mr. Duncan received $107,119 in compensation relating to his service on our board including $46,000 in board fees, $43,656 in stock awards, and $17,463 in tax reimbursements on those stock awards.

(4)           Includes $37,500 for Mr. Hughes and $85,000 for Mr. Westlund, representing in each case the amount vested during 2006 pursuant to the terms of their respective prepaid retention agreements.

The amounts reported under the “All Other Compensation” column are comprised of the following:

Components of “All Other Compensation”

	Named Executive Officers
Item	Ronald A. Duncan ($)	G. Wilson Hughes ($)	John M. Lowber ($)	Dana L. Tindall ($)	Richard D. Westlund ($)
Stock Purchase Plan(1)	22,000	22,000	22,000	22,000	22,000
Employee Quality Monitoring(2)	1,200	1,200	1,200	1,200	1,200
Success Sharing(3)	—	579	579	579	579
Life Insurance(4)	138	396	258	90	396
Tax Reimbursement on Stock Awards(5)	17,463	27	—	27	—
Use of Company Leased Aircraft(6)	10,860	—	—	—	—
Miscellaneous(7)	46,000	9,227	7,944	—	6,374
Total	97,661	33,429	31,981	23,896	30,549

(1)           Amounts are contributions by us matching each employee’s contribution.  Matching contributions by us under the Stock Purchase Plan are available to each of our full time employees with over one year of service.  During 2006, the match was based upon the lesser of $22,000, 10% of the employee’s salary and the total of the employee’s pre-tax and post-tax contributions to the plan.  See, “Compensation Discussion and Analysis:  Elements of Compensation – Retirement and Welfare Benefits – Stock Purchase Plan” within this item 11.

(2)           We provide all of our employees $100 worth of our Company services each month as a part of our employee quality monitoring program.  See “Compensation Discussion and Analysis:  Elements of Compensation – Perquisites” within this item 11.

(3)           The previous highest year on which the Success Sharing was based was 2005.  See, “Compensation Discussion and Analysis – Elements of Compensation – Perquisites” within this item 11.

(4)           We provide life insurance to each of our employees in the amount of the employee’s salary, although the amount of the insurance coverage is capped at $100,000.  See, “Compensation Discussion and Analysis:  Elements of Compensation – Perquisites” within this item 11.

(5)           Mr. Duncan’s reimbursement relates to stock awards received for services on our board.  Mr. Hughes’ and Ms. Tindall’s reimbursement relate to their receipt of their respective awards of $100 in our stock for longevity of service under a program open to all of our employees.

(6)           Mr. Duncan had personal use of our aircraft during 2006 with an incremental cost of $10,860 to the Company.

(7)           Includes, for Mr. Duncan, board fees (for 2006, $46,000).  Includes, for Mr. Hughes, an event (for 2006, valued at $9,227) hosted by him outside of Alaska for a gathering of a group of Company executives to celebrated the achievement of a specific corporate performance target.  Includes, for Mr. Lowber, forgiveness (for 2006, valued at $7,944) of interest on a loan.  See, Certain Transactions:  Transactions with Related Persons – Indebtedness of Management” within item 13.  Includes, for Mr. Westlund the taxable portion of changes in the value of his life insurance policy for 2006, totaling $6,374 .  See, “Compensation Discussion and Analysis:  Elements of Compensation – Perquisites” within this item 11.

Grant of Plan-Based Awards Table

The following table displays specific information on grants of options and awards under our Compensation Program and, in addition, in the case of Mr. Duncan, our Director Compensation Plan, made to Named Executive Officers during 2006.  We had no non-equity payouts for any of our Named Executive Officers during, and under our present Compensation Program did not as of December 31, 2006 contemplate having any such payouts for any of them pertaining to, 2006.

Grants of Plan-Based Awards

	Grant	Estimated Future Payouts under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities	Exercise of Base Price of Option	Grant Date Fair Value of Stock and Option
	Date	Threshold	Target		Maximum	or Units	Underlying	Awards	Awards(1)
Name	(#)	(#)	(#)		(#)	(#)	Options	($/Sh)	($)
(a)	(b)	(f)	(g)		(h)	(i)	(j)	(k)	(l)
Ronald A. Duncan(2)	6/01/06	—	—		—	3,330	—	—	43,656
G. Wilson Hughes	7/01/06	—	—		—	8	—	—	100
John M. Lowber	—	—	—		—	—	—	—	—
Dana L. Tindall	1/01/06	—	—		—	9	—	—	100
Richard D. Westlund	1/01/06	—	—		—	—	60,000	11.50	341,250
	5/15/06	—	25,000	(3)	—	—	—	11.50	167,955

(1)           Determined as the closing price of the stock on Nasdaq on the date of grant and as required by FAS 123R.

(2)           Mr. Duncan’s stock award was granted pursuant to the terms of our Director Compensation Plan.  See “Director Compensation” within this item 11.

(3)           Vesting is contingent on our adjusted EBITDA reaching a specified target amount in any year from 2007 and up to and including 2009.

Outstanding Equity Awards at Fiscal Year-End Table

The following table displays specific information on unexercised options, stock that has not vested and equity incentive plan awards for each of the Named Executive

Officers and outstanding as of December 31, 2006.  Because stock awards, if granted, immediately vest and are issued, there were no outstanding awards at the end of 2006.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards(1)
			Equity
			Incentive
	Number of	Number of	Plan Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying	Option
	Options	Options	Unexercised	Exercise	Option
	(#)	(#)	Unearned	Price	Expiration
Name	Exercisable	Unexercisable	Options	($)	Date
(a)	(b)	(c)	(d)	(e)	(f)
Ronald A. Duncan	150,000	—	—	6.50	03/14/10
	150,000	100,000	—	8.40	06/24/14	(2)
	—	150,000	—	7.25	02/08/12	(3)

G. Wilson Hughes	100,000	100,000	—	7.25	02/08/12	(4)
	200,000	—	—	6.50	03/14/10

John M. Lowber	60,000	40,000	—	8.40	06/24/14	(2)
	100,000	100,000	—	7.25	02/08/12	(4)
	250,000	—	—	6.50	03/14/10

Dana L. Tindall	50,000	50,000	—	7.25	02/08/12	(4)

Richard D. Westlund	—	—	25,000	11.50	05/15/16	(5)
	—	60,000	—	11.50	01/01/16	(6)
	6,000	24,000	—	9.75	09/01/15
	50,000	—	—	7.00	01/25/11

(1)           Stock option awards generally vest over five years and expire ten years from grant date, except as noted in the footnotes below.

(2)           Options vest 20% per year, and the first vesting date occurred on December 4, 2004.

(3)           All options vested on February 8, 2007.

(4)           Options vested 50% on February 8, 2006 and 50% on February 8, 2007.

(5)           Options will fully vest on April 1, 2010 if our adjusted EBITDA reaches a set amount in any year from 2007 and up to and including 2009.

(6)           Options vest 25% per year, with the first vesting to occur on December 31, 2007.

Option Exercises and Stock Vested Table

The following table displays specific information on each exercise of stock options, stock appreciation rights, and similar instruments, and each vesting of stock,

including  restricted stock, restricted stock units and similar instruments on an aggregate basis, for each of the Named Executive Officers during 2006.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Ronald A. Duncan(1)	100,000	884,000	3,330	43,636
G. Wilson Hughes	—	—	8	100
John M. Lowber	100,000	460,000	—	—
Dana L. Tindall	200,000	998,000	9	100
Richard D. Westlund	50,000	431,265	—	—

(1)           Mr. Duncan’s stock option exercise was made by a company which is wholly owned by him.  His stock awards relate to his service as one of our directors.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is composed of six members of our board as identified elsewhere in this report.  All of these members served on the committee for all of 2006.  The relationships of them to us are described elsewhere in this report.  See, “Compensation Committee” within this item 11, “Ownership of Company” within item 12, and “Certain Transactions” within item 13.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis.  Based upon this review and discussion, the Compensation Committee recommended to our board that the Compensation Discussion and Analysis be included in our Annual Report and in this Proxy Statement.

Compensation Committee
Stephen M. Brett, Chair
Jerry A. Edgerton
Scott M. Fisher
William P. Glasgow
Stephen R. Mooney
James M. Schneider

Nonqualified Deferred Compensation

Deferred Compensation Plan

We established our Deferred Compensation Plan in 1995 to provide a means by which certain of our employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation.  Employees eligible to participate in our Deferred Compensation Plan are determined by our board.  We may, at our discretion, contribute matching deferrals in amounts as we select.

Participants immediately vest in all elective deferrals and all income and gain attributable to that participation.  Matching contributions and all income and gain attributable to them vest on a case-by-case basis as determined by us.  Participants may elect to be paid in either a single lump-sum payment or annual installments over a period not to exceed ten years.  Vested balances are payable upon termination of employment, unforeseen emergencies, death or total disability of the participant, or change of control of us or our insolvency.  Participants become our general unsecured creditors with respect to deferred compensation benefits of our Deferred Compensation Plan.

None of our Named Executive Officers participated in our Deferred Compensation Plan during 2006.

Deferred Compensation Arrangements

We have, from time to time, entered into Deferred Compensation Arrangements with certain of our executive officers, including several of the Named Executive Officers.  The status of these arrangements during 2006 is summarized for each of our Named Executive Officers in the following table with further descriptions of them are provided following the table.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contribution in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($)
(a)	(b)	(c)	(d)	(e)	(f)
Ronald A. Duncan	—	—	1,054,787	—	3,072,557
G. Wilson Hughes	125,000	100,000	201,240	—	2,239,136
John M. Lowber	65,000	—	64,144	—	1,000,810
Dana L. Tindall	—	—	—	—	—
Richard D. Westlund	—	83,526	219,983	—	892,085

Mr. Duncan’s Deferred Compensation Arrangement with us is comprised of 195,331 shares of our Class A common stock.  The earnings on his account for 2006 relate to the increase in the price of the stock from $10.33 per share on December 31, 2005 to $15.73 per share on December 31, 2006.  Pursuant to the terms of Mr. Duncan’s Deferred Compensation Arrangement, amounts owing (105,111 shares of Class A common stock) shall be paid in one lump sum as soon as practicable after the termination of Mr. Duncan’s employment.  The remaining 90,220 shares will be distributed in ten equal annual installments beginning on the date of termination.

Mr. Hughes’ Deferred Compensation Arrangement with us consists of three components, i.e., consideration for agreeing to continue his employment by us in the past, a salary deferral plan, and consideration for agreeing to continue his employment by us in the future.  In consideration for agreeing to continue his employment during 2003 and 2004, he was granted deferred compensation in the amount of $275,000 which accrues interest at the rate of 3% per year.  This arrangement also allows Mr. Hughes’ personal use of property which we own on Lake Nerka in western Alaska for two weeks per year until the earlier of December 31, 2034 or the election by him to receive payment of his deferred compensation.  As of December 31, 2006 and under this agreement, there was accrued $316,250, of which $8,250 had accrued during 2006.

Mr. Hughes’ salary Deferred Compensation Arrangement with us earns interest at the rate of 10% per year based upon the balance at the beginning of the year plus new salary deferrals during the year.  As of December 31, 2006 and under this plan, there were accrued $1,792,886, of which $125,000 in salary were deferred and $162,990 in interest were accrued.  In consideration for agreeing to continue his employment from January 1, 2006 through December 31, 2009 and under a separate Deferred Compensation Arrangement with us, Mr. Hughes received a payment of $150,000 and was granted deferred compensation of $400,000 with interest at 7.5% per year.  Under this Deferred Compensation Arrangement, the deferred portion of the compensation vests at the rate of $100,000 per year.  As of December 31, 2006 and under this plan, there was accrued $130,000, of which $100,000 was vested for 2006 service and $30,000 was accrued for 2006 interest.

Mr. Hughes’ Deferred Compensation Arrangement provides that after five years employment, or at termination, he is entitled to receive the full amount owed in a lump sum, or in monthly installments paid over a ten-year period.

The remaining Deferred Compensation Arrangements are silent with respect to payment options.  All of the Deferred Compensation Arrangements will be reviewed and, if necessary, modified during 2007 in order to comply with the new regulations under Section 409A of the Internal Revenue Code.

Mr. Lowber’s Deferred Compensation Arrangement with us consists of deferred salary which earns interest on the amounts deferred at 9% per year without compounding.  As of December 31, 2006 and under this plan, there was accrued $1,000,810, of which $129,144 had accrued during 2006.

Mr. Westlund’s Deferred Compensation Arrangement with us consists of three components, i.e., a life insurance policy, a salary deferral plan (including a deferral of proceeds from a sale of shares of our stock), and consideration in two parts for agreeing to his continued employment by us.  The life insurance policy has an annual premium payment of $37,251 which is paid by us.  As of December 31, 2006 and under the policy, the cash surrender value of the policy was $208,124.  Mr. Westlund’s salary deferral arrangement earns interest at the rate of 8% per year, based upon the balance at the beginning of the year.  As of December 31, 2006 and under this arrangement, there was accrued $152,433, of which $141,142 in salary was deferred and $11,291 in interest was accrued.

A portion of Mr. Westlund’s Deferred Compensation Arrangement with us had been invested on his behalf by the Company in its common stock.  At the request of Mr. Westlund, the Company purchased the shares on December 11, 2006 at a price of $15.05 per share.  The shares were subsequently retired and Mr. Westlund’s account was credited with $473,608 on which interest is accrued at a rate of 8% per year.

In consideration for agreeing to continue Mr. Westlund’s employment by us from January 1, 2006 through December 31, 2009, Mr. Westlund was granted deferred compensation of $225,000 with interest at 7.25% per year.  Under this Deferred Compensation Arrangement, deferred compensation is to accrue in the amount of $37,500 in each of 2006 and 2007.  The deferred compensation vests in equal amounts of $75,000 on each of December 31 of 2007, 2008 and 2009.  As of December 31, 2006 and under this arrangement, there was accrued $42,938, $37,500 of which was vested for 2006 service and $5,438 for 2006 accrued interest.  In consideration for agreeing to continue his employment by us from January 1, 2006 through December 31, 2010, Mr. Westlund was granted deferred compensation of $70,200 without interest.  Under Deferred Compensation Arrangement, the deferred compensation vests in the amounts of $8,775 per year on each of December 31, 2006 and 2007, and in the amount of $17,550 per year on December 31, 2008, 2009, and 2010.  As of December 31, 2006 and under this arrangement, there was accrued $8,775, all of which was vested for 2006 service.

Director Compensation

The following table sets forth certain information concerning the cash and non-cash compensation earned by our directors (“Director Compensation Plan”), each for services as a director during our fiscal year 2006.

2006 Director Compensation(1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Stephen M. Brett(4)	40,000	43,656	—	—	—	17,463	101,119
Jerry A. Edgerton	—	—	—	—	—	—	—
Scott M. Fisher	44,000	43,656	—	—	—	17,463	105,119
William P. Glasgow	51,000	43,656	—	—	—	17,463	112,119
Stephen R. Mooney	—	—	—	—	—	—	—
James M. Schneider	51,000	43,656	—	—	—	17,463	112,119

(1)           Compensation to Mr. Duncan as a director is described elsewhere in this proxy statement.  See, “Executive Compensation” and “Compensation Discussion and Analysis” within this item 11.

(2)                 Except as noted in the table and as further described below, each director received a grant of awards of 3,330 shares of Company Class A common stock on June 1, 2006.  The value of the shares on the date of grant was $13.11 per share, i.e., the closing price of the stock on Nasdaq on that date and as required in accordance with Financial Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“FAS 123R”).

(3)           Includes tax reimbursement equivalent to 40% of the value of the shares issued as stock awards to cover federal income tax on the awards which vested on June 1, 2006.

(4)           As of December 31, 2006, Mr. Brett had fully vested options to acquire 25,000 shares of Class A common stock with an exercise price of $7.50 per share and an expiration date of February 6, 2007.

Our initial Director Compensation Plan was adopted in 2004 by our board to acknowledge and compensate, from time to time, directors on the board for ongoing dedicated service.  Through June 30, 2006, compensation provided through this initial plan consisted of stipends in the form of cash and Company Class A common stock.  The corresponding cash compensation consisted of $24,000 per year (prorated for days served and paid quarterly) plus $2,000 for each meeting attended either in person or telephonically.  Effective July 1, 2006, the compensation amount in cash under our Director Compensation Plan changed.  The plan now provides for $40,000 per year (prorated for days served and paid quarterly) plus $10,000 per year for each director serving on our Audit Committee.  This version of the plan applied for the balance of 2006.

The stock compensation portion of our Director Compensation Plan consists of a grant of 3,330 shares to a director for each year of service, or a portion of a year of service.  Grants are made and vest annually under the plan on June 1 of each year.  For 2006, grants of awards were made under our Director Compensation Plan as of June 1, 2006.  As of December 31, 2006, our board anticipated that grants of awards would be made under the plan as of June 1, 2007.  Because the shares vest upon award, they are subject to taxation based upon the then fair market value of the vested shares.  Accordingly, at the time of vesting in 2006, the Company made a supplemental payment equal to 40% of the value of the vested shares to each director in order to facilitate the payment by the director of the taxes that may result from the vesting of the shares.  These supplemental payments were discontinued effective July 1, 2006.

Under our Director Compensation Plan, compensation is to be paid to those directors who are to receive the benefit individually, whether or not they are our employees.  Because of their employment by Verizon and resultant inability under Verizon policy to receive compensation from us, neither Mr. Edgerton nor Mr. Mooney participated in our Director Compensation Plan during 2006.

Except for our Director Compensation Plan, during 2006 the directors on our board received no other direct compensation for serving on the board and its committees.  However, they were reimbursed for travel and out-of-pocket expenses incurred in connection with attendance at meetings of our board and its committees.  The director fee structure as described in this section continued unchanged through the end of 2006.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of the end of 2006, information on equity compensation plans approved by our shareholders and separately such plans not approved by our shareholders.  The information is focused on outstanding options, warrants and rights, and so the only such plan is our Stock Option Plan as approved by our shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)

Equity compensation plans approved by security holders	5,867,158	8.22	474,115

Equity compensation plans not approved by security holders	150,000	6.50	—

Total:	6,017,158	8.18	474,115

Ownership of Company

Principal Shareholders

The following table sets forth, as of December 31, 2006 (unless otherwise noted), certain information regarding the beneficial ownership of our Class A common stock and Class B common stock by each of the following:

•              Each person known by us to own beneficially 5% or more of the outstanding shares of Class A common stock or Class B common stock.

•              Each of our directors.

•              Each of the Named Executive Officers.

•              All of our executive officers and directors as a group.

All information with respect to beneficial ownership has been furnished to us by the respective shareholders.

Names of Beneficial Owner(1)	Title of Class(2)	Amount and Nature of Beneficial Ownership (#)		%of Class		% of Total Shares Outstanding (Class A & B)(2)		% Combined Voting Power (Class A & B)(2)

Stephen M. Brett	Class A	34,990	(3),(4)		*		*		*
	Class B	—		—

Ronald A. Duncan	Class A	1,357,999	(4),(5)	2.7		3.4		7.1
	Class B	460,009	(5)	13.7

Jerry A. Edgerton	Class A	—		—		—		—
	Class B	—		—

Scott M. Fisher	Class A	97,602	(4),(6)		*		*	5.4
	Class B	437,688	(6)	13.0

William P. Glasglow	Class A	59,934	(4),(7)		*		*		*
	Class B	—		—

G. Wilson Hughes	Class A	832,528	(8)	1.7		1.5		1.0
	Class B	2,724	(8)		*

John M. Lowber	Class A	616,017	(9)	1.2		1.2			*
	Class B	6,256	(9)		*

Stephen R. Mooney	Class A	—		—		—		—
	Class B	—		—

James M. Schneider	Class A	31,390	(4)		*		*		*
	Class B	—		—

Dana L. Tindall	Class A	114,656	(10)		*		*		*
	Class B	3,801	(10)		*

Richard D. Westlund	Class A	65,614	(11)		*		*		*
	Class B	3,589	(11)		*

Barclays Global Investors	Class A	2,551,980	(12)	5.1		4.8		3.1
45 Fremont Street San Francisco, CA 94105	Class B	—		—

GCI Qualified Employee	Class A	3,836,556	(12)	7.6		7.3		5.6
Stock Purchase Plan 2550 Denali St., Ste. 1000 Anchorage, AK 99503	Class B	82,059	(12)	2.4

Gary Magness	Class A	137,321			*	1.1		5.4
c/o Raymond L. Sutton, Jr. 303 East 17th Ave., Ste 1100 Denver, CO 80203-1264	Class B	434,599		12.9

Names of Beneficial Owner(1)	Title of Class(2)	Amount and Nature of Beneficial Ownership (#)		%of Class		% of Total Shares Outstanding (Class A & B)(2)		% Combined Voting Power (Class A & B)(2)

State Teachers Retirement	Class A	2,586,618	(12)	5.2		4.8		3.1
System of Ohio 275 East Broad Street Columbus, Ohio 43215	Class B	—		—

Verizon Communications, Inc.	Class A	50,000	(13)		*	2.5		15.3
140 West Street New York, NY 10007	Class B	1,275,791		37.9

Robert M. Walp	Class A	80,649	(14)		*		*	3.7
804 P Street, Apt. 4 Anchorage, AK 99501	Class B	303,457	(14)	9.0

Wellington Management	Class A	4,743,500	(12)	9.5		8.9		5.7
75 State Street Boston, MA 02109	Class B	—		—

Westport Asset Management,	Class A	2,795,828	(12)	5.6		5.2		3.3
Inc. 253 Riverside Avenue Westport, CT 06880	Class B	—		—

All Directors and Executive	Class A	4,386,998	(15)	8.7		9.6		16.7
Officers As a Group (19 Persons)	Class B	993,857	(15)	29.5

*              Represents beneficial ownership of less than 1% of the corresponding class or series stock.

(1)           Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act.  Shares of our stock that a person has the right to acquire within 60 days of December 31, 2006 are deemed to be beneficially owned by such person and are included in the computation of the ownership and voting percentages only of such person.  Each person has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the footnotes to the table.  Addresses are provided only for persons other than management who own beneficially more than 5% of the outstanding shares of Class A or B common stock.

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

(3)           Includes 25,000 shares of our Class A common stock subject to stock options granted under the Stock Option Plan to Mr. Brett in February 1997 which he has the right to acquire within 60 days of December 31, 2006 by exercise of the stock option.  The exercise price for the option is $7.50 per share.

(4)           Includes 3,330 shares of our Class A common stock granted and issued to each of those persons pursuant to the Director Compensation Plan for services performed during 2006.

(5)           Includes 139,479 shares of Class A common stock and 6,258 shares of Class B common stock allocated to Mr. Duncan under the Stock Purchase Plan as of December 31, 2006.  Includes 300,000 shares of Class A common stock subject to stock options granted under the Stock Option Plan to Mr. Duncan which he has the right to acquire within 60 days of December 31, 2006 by exercise of the stock options.  Does not include 195,331 shares of Class A common stock held by us in treasury pursuant to Deferred Compensation Arrangements with us.  Does not include 35,560 shares of Class A common stock or 8,242 shares of Class B common stock held by the Amanda Miller Trust, with respect to which Mr. Duncan has no voting or investment power.  Ms. Miller is Mr. Duncan’s daughter, and Mr. Duncan disclaims beneficial ownership of her shares.  Does not include 27,760 shares of Class A common stock or 27,020 shares of Class B common stock held by Dani Bowman, Mr. Duncan’s wife, of which Mr. Duncan disclaims beneficial ownership.  Includes 150,000 shares of Class A common stock which a company owned by Mr. Duncan has the right to acquire within 60 days of December 31, 2006 by the exercise of stock options.

(6)           Includes 87,512 shares of Class A and 437,688 shares of Class B common stock owned by Fisher Capital Partners, Ltd. of which Mr. Fisher is a partner.

(7)           Does not include 158 shares owned by a daughter of Mr. Glasgow.  Mr. Glasgow disclaims any beneficial ownership of the shares held by his daughter.

(8)           Includes 400,000 shares of Class A common stock which Mr. Hughes has the right to acquire within 60 days of December 31, 2006 by the exercise of vested stock options.  Includes 74,780 shares of Class A common stock and 2,724 shares of Class B common stock allocated to Mr. Hughes under the Stock Purchase Plan, as of December 31, 2006.

(9)           Includes 510,000 shares which Mr. Lowber has the right to acquire within 60 days of December 31, 2006 by the exercise of vested stock options.  Includes 26,694 shares of Class A common stock and 5,986 shares of Class B common stock allocated to Mr. Lowber under the Stock Purchase Plan, as of December 31, 2006.

(10)         Includes 100,000 shares which Ms. Tindall has the right to acquire within 60 days of December 31, 2006 by the exercise of vested stock options.  Includes 14,375 shares of Class A common stock and 3,801 shares of Class B common stock allocated to Ms. Tindall under the Stock Purchase Plan, as of December 31, 2006.

(11)         Includes 56,000 shares of Class A common stock which Mr. Westlund has the right to acquire within 60 days of December 31, 2006 by the exercise of vested stock options.  Includes 9,533 shares of Class A common stock and 3,589 shares of Class B common stock allocated to Mr. Westlund under the Stock Purchase Plan as of December 31, 2006.

(12)         Balance as of December 31, 2006.

(13)         Includes 50,000 shares of Class A common stock which Verizon has a right to acquire within 60 days of December 31, 2006 by the exercise of vested stock options.

(14)         Includes 18,128 shares of Class A common stock and 515 shares of Class B common stock allocated to Mr. Walp under the Stock Purchase Plan.  Includes 27,170 shares of Class A common stock which Mr. Walp has the right to acquire within 60 days of December 31, 2006 by the exercise of vested stock options.

(15)         Includes 2,410,668 shares of Class A common stock which such persons have the right to acquire within 60 days of December 31, 2006 through the exercise of vested stock options.  Includes 405,573 shares of Class A common stock and 28,120 shares of Class B common stock allocated to such persons under the Stock Purchase Plan.

Changes in Control

Pledged Assets and Securities.  Our obligations under our credit facilities are secured by substantially all of our assets.  Should there be a default by us under such agreements, our lenders could gain control of our assets.  We have been at all times since January 1, 2006 and up through December 31, 2006, in compliance with all material terms of these credit facilities.  These obligations and pledges are further described in our Annual Report.  See, “Annual Report.”

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

For purposes of the Indenture and the Senior Notes, the restricted subsidiaries consist of all of our direct or indirect subsidiaries, with the exception of the unrestricted subsidiaries, none of which existed as of December 31, 2006.  Under the terms of the Indenture an unrestricted subsidiary is a subsidiary of GCI, Inc. so designated from time to time in accordance with procedures as set forth in the Indenture.

We and GCI, Inc. have since the issuance of the Senior Notes and up through December 31, 2006 been in compliance with all material terms of the Indenture including making timely payments on the obligations of GCI, Inc.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Transactions with Related Persons

Verizon.  As of December 31, 2006, we continued to have a significant business relationship with Verizon (since its acquisition of MCI in January 2006, and, prior to that, we had a similar relationship with MCI) including the following:

•              Under the Verizon Traffic Carriage Agreement, we agreed to terminate all Alaska-bound Verizon long distance traffic, to handle its toll-free 800 traffic originating in Alaska and terminating in the lower 49 states, its calling card customers when they are in Alaska, and its Alaska toll-free 800 traffic, and to provide data circuits to Verizon as required.

•              Under a separate Company Traffic Carriage Agreement, Verizon agrees to terminate certain of our long-distance traffic terminating in the lower 49 states, excluding Washington, Oregon and Hawaii, to originate calls for our calling card customers when they are in the lower 49 states, to provide toll-free 800 service for our customer requirements outside of Alaska, and to provide certain Internet access services.

•              One of our directors (Mr. Mooney) is an officer and employee of Verizon and another one of our directors (Mr. Edgerton) was an officer and employee of Verizon during 2006.

•              In June 2000 we granted stock options to certain of our directors or the company for which each may have been employed (options to Mr. Mooney and another former director were granted to WorldCom Ventures, Inc., a previously wholly-owned indirect subsidiary of MCI).

•              As of December 31, 2006 we were a party to a registration rights agreement with Verizon regarding our Class B common stock.  See, within this section, “– Registration Rights Agreement.”

On July 21, 2002 MCI and substantially all of its active U.S. subsidiaries on a combined basis, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court.  On July 22, 2003 the United States Bankruptcy Court approved the settlement agreement for pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI.  MCI emerged from bankruptcy protection on April 20, 2004.  The remaining balance owed by MCI to us after this settlement was $11.1 million which we have used as a credit against amounts payable for services purchased from MCI.  The full amount of that credit had been applied to those services as of February 2006.

Revenues attributed to the Verizon Traffic Carriage Agreement in 2006 were approximately $92.4 million or approximately 19.4% of total revenues.  Payments by us to Verizon under the Company Traffic Carriage Agreement in 2006, including $0.4 million in the form of credits applied to our receivables from Verizon, were approximately $5.2 million or approximately 3.3% of total cost of sales and services.  The Verizon Traffic Carriage Agreement provides for a term to December 2009.

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

As of December 31, 2006, the monthly payments were $21,532 per month on the Duncan Lease.  It further provides that, should the property not be sold prior to the end of the tenth year of the lease, the partnership would pay to us the greater of one-half of the appreciated value of the property over $1,035,000, or $500,000.  We received payment of $500,000 in the form of a note in February 2002.  The property subject to the Duncan Lease was capitalized in 1991 at the partnership’s cost of $900,000, and the Duncan Lease obligation was recorded in the consolidated financial statements of the Company.  See, “Annual Report.”

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

In January 2001 we entered into an aircraft operating lease agreement with a company owned by Mr. Duncan.  The lease agreement is month-to-month and may be terminated at any time upon 120 days written notice.  Upon executing the lease agreement, the lessor was granted an option to purchase 250,000 shares of our Class A common stock at $6.50 per share, all of which were fully exercisable as of December 31, 2006.  We paid a deposit of $1.5 million to the lessor in connection with the lease agreement.  The deposit will be repaid to us upon the earlier of six months after the lease terminates or nine months after the date of a termination notice as provided in the lease agreement.  Effective in January 2002 the lease payment was increased to $50,000 per month and the lessor agreed to repay the deposit upon termination of the lease.  We agreed to allow the lessor, at its option, to repay the deposit with Company common stock, assuming such repayment did not violate any covenants in our credit facilities.

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

Indebtedness of Management.  Federal securities law prohibits public companies, e.g., the Company, from extending, maintaining or arranging credit to, for, or on behalf of its executive officers and directors.  Loans made before July 29, 2002 are grandfathered, i.e., allowed to remain effective.  However, material modifications of grandfathered loans are prohibited.  Loans to the Named Executive Officers existing as of that date are subject to these provisions of the act and must be paid off in accordance with their terms.

A significant portion of the compensation paid to our executive officers is in the form of stock options.  Because insider sales of our capital stock upon exercise of such options might have a negative impact on the price of our common stock, in the past our board had encouraged our executive officers not to exercise stock options and sell the underlying stock to meet personal financial requirements.  We had instead extended loans to those executive officers.  As of December 31, 2006, all loans had been repaid.

The largest aggregate principal amount of indebtedness owed by executive officers during 2006 and the amount of principal and accrued interest that remained outstanding as of December 31, 2006 were as follows (executive officers not listed had no indebtedness to us during that period):

Name	Largest Aggregate Principal Amount Outstanding ($)	Principal Amount Outstanding as of 12/31/06 ($)	Interest Amount Outstanding as of 12/31/06 ($)

William C. Behnke	350,000	—	—
Richard P. Dowling	25,000	25,000	6,330
Ronald A. Duncan	3,280,459	1,716,712	8,924
G. Wilson Hughes	632,500	—	—
John M. Lowber	108,486	—	—

Mr. Duncan’s loans were made for his personal use and to exercise rights under stock option agreements.  The loans accrue interest at the prime rate as published in the Wall Street Journal and are unsecured.  Repayment installments in the amount of $750,000 are due and payable on each of December 31, 2006 and 2007, with the remaining balance due and payable on February 8, 2007, together with accrued interest.  The loan agreement included a provision that allowed a $500,000 payment, which would otherwise have been due on December 31, 2002, to be extended to February 8, 2007 in exchange for a payment of $25,000.  The payment date was extended in return for Mr. Duncan’s payment of $25,000 to us on December 31, 2002.  The amounts due may be paid in either cash or stock.  Payments in stock will be valued at the closing price of the stock on the date of payment.  Payments in stock are subject to the covenants in our credit facilities.   As of December 31, 2006, a total of $1,716,712 in principal and $8,924 in interest were due.

Mr. Hughes’ loans were made for his personal use and to exercise rights under stock option agreements with us.  The loans accrue interest at our variable rate under our senior credit facility, were unsecured, and were due together with accrued interest through December 3, 2006.  There were no remaining amounts due at December 31, 2006.

Mr. Behnke’s loans were made for his personal use and to exercise rights under stock option agreements with us.  Mr. Behnke’s notes were secured by Class A common stock held by him.  Mr. Behnke’s loans bore interest at our variable rate under our senior credit facility.  The notes were due, together with accrued interest, in November and December 2006.  There were no remaining amounts due at December 31, 2006.

The $25,000 owed by Mr. Dowling as of December 31, 2006 is unsecured, is payable in full on December 31, 2006 and bears interest at our variable rate under our senior credit facility.  Principal of $25,000 and interest of $6,330 were owed at December 31, 2006.

The loans to Mr. Lowber were made for his personal use and to exercise rights under stock option agreements with us.  Notes in the principal amount of $46,819 bear interest at our variable rate under our senior credit facility, and the remaining principal amount of $61,667 bore interest at a rate of 6.49% per annum.  So long as Mr. Lowber remains in our employ, the accrued interest on the $61,667 note was to be waived at the beginning of each year.  The loans were unsecured and were due on June 30, 2006.  There were no remaining amounts due at December 31, 2006.

Registration Rights Agreements.  As of December 31, 2006, we were a party to a registration rights agreement (“Registration Rights Agreement”) with the Verizon regarding all shares it held in our Class B common stock.

As of that date Verizon was a significant shareholder of the indicated class of Company stock.  As of December 31, 2006, neither Verizon nor its affiliates, other than those identified elsewhere in this Proxy Statement, were our directors, officers, nominees for election as directors, or members of the immediate family of such directors, officers, or nominees.

The basic terms of the Registration Rights Agreement are as follows.  If, in the case of either agreement, we propose to register any of our securities under the Securities Act for our own account or for the account of one or more of our shareholders, we must notify the holder of that intent.  In addition, we must allow the holder an opportunity to include its shares (“Registerable Shares”) in that registration.

Under the Registration Rights Agreement, the holder also has the right, under certain circumstances, to require us to register all or any portion of such holder’s Registerable Shares under the Securities Act.  The agreement is subject to certain limitations and restrictions, including our right to limit the number of Registerable Shares included in the registration.  Generally, we are required to pay all registration expenses in connection with each registration of Registerable Shares pursuant to this agreement.

The Registration Rights Agreement specifically requires us to make no more than four demand registrations at the request of Verizon and an unlimited number of opportunities to include its Registerable Shares in other of our security registrations.  However, each registration request by Verizon must include Registerable Shares having an aggregate market value equal to or more than $1.5 million.

Review Procedure for Transactions with Related Persons

The following describes our policies and procedures for the review, approval or ratification of transactions in which we are to be a participant and where the amount involved in each instance exceeds $120,000 and in which any related person had or is to have a direct or indirect material interest (“Related Transactions”).  Here, we use the term “related person” to mean any person who is one of our directors, a nominee for director, an immediate family member of one of our directors or executive officers, any person who is a holder of five percent or more of a class of our common stock, or any immediate family member of such a holder.

A related person who is one of our officers, directors or employees (“Employee”) is subject to our Ethics Code.  The Ethics Code requires the Employee to act in the best interest of the Company and to avoid situations which may conflict with this obligation.  The code specifically provides that a conflict of interest occurs when an Employee’s private interest interferes in any way with our interest.  In the event an Employee suspects such a conflict, or even an appearance of conflict, he or she is urged by the Ethics Code to report the matter to an appropriate authority.  The Ethics Code, Nominating and Corporate Governance Committee Charter and the Audit Committee Charter define that authority as being our Chief Financial Officer, the Nominating and Corporate Governance Committee, the Audit Committee (in the context of suspected illegal or unethical behavior-related violations pertaining to accounting, or internal controls on accounting or audit matters), or the Employee’s supervisor within the Company, as the case may be.

The Ethics Code further provides that an Employee is prohibited from taking a personal interest in a business opportunity discovered through use of corporate position, information or property that properly belongs to us.  The Ethics Code also provides that an Employee must not compete with, and in particular, must not use corporate position, information, or property for personal gain or to compete with, us.

The Ethics Code provides that any waiver of its provisions for our executive officers and directors may be made only by our board and must be promptly disclosed to our shareholders.  This disclosure must include an identification of the person who received the waiver, the date of the grant of the waiver by our board, and a brief description of the circumstances and reasons under which it was given.

The Ethics Code is silent as to the treatment of immediate family members of our Employees, holders of five percent or more of a class of our stock, or the immediate family members of them.  We consider such Related Transactions with such persons on a case-by-case basis, if at all, by analogy to existing procedures as above described pertaining to our Employees.

During 2006, there were no Related Transactions.  The leases described previously were entered into prior to the establishment of the Ethics Code.

Director Independence

Mr. Mooney, a member of our board, is an officer of Verizon.  Throughout 2006, Mr. Edgerton, a member of our board, was an officer of Verizon.  In January 2006 Verizon acquired MCI including its ownership interest in us.  As of December 31, 2006, Verizon held a significant amount of our outstanding Class B common stock.  Mr. Brett, our Chairman of the Board, while in that capacity an officer under our Bylaws and responsible for the conduct of our board meetings and shareholder meetings when present, is considered by our board to have no greater influence on our affairs or authority to act on behalf of us than any of the non-executive directors on our board.

Our board believes each of its members satisfies the definition of an Independent Director, with the exception of Mr. Duncan who is an officer and employee of the Company.  That is, in the case of all other board members, our board believes each of them is an individual having a relationship which does not interfere with the exercise of independent judgment in carrying out the member’s responsibilities to us.

Item 14.                 Principal Accountant Fees and Services.

Overview

Our Audit Committee has retained KPMG LLP as our External Auditor, i.e., independent certified public accountants for us, during 2006.  It is anticipated that the Audit Committee will appoint KPMG LLP as our External Auditor for 2007.  A representative of KPMG LLP is expected to be present at our annual meeting.  The representative will have the opportunity to make a statement, if so desired, and will be available to respond to appropriate questions.

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

During 2006, there were no waivers of our Audit Committee pre-approval policy.

Fees and Services

KPMG LLP has, as our External Auditor, provided certain audit, audit-related, and tax services.  The aggregate fees billed in each of these categories for each of the past two fiscal years are as follows:

•              Audit Fees – Were $593,950 and $672,700 for 2006 and 2005, respectively.  Included in this category are fees for our annual financial statement audit, quarterly financial statement reviews, and reviews of other filings by us with the SEC.

•              Audit-Related Fees – Were $14,000 and $13,500 for 2006 and 2005, respectively.  Included in this category are fees for the audit of the Stock Purchase Plan and review of the related annual report on Form 11-K filed with the SEC.

•              Tax Fees – Were $22,350 and $30,520 for 2006 and 2005, respectively.  Included in this category are fees for review of our state and federal income tax returns and consultation on various tax matters.

•              All Other Fees – None for 2006 and 2005.

All of the services described above were approved in conformity with the Audit Committee’s pre-approved policy.

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

10.129	Ninth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc. # (47)

Exhibit No.	Description
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
10.135

Tenth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formerly known as MCI WorldCom Network Services) # (50)

10.136

Reorganization Agreement among General Communication, Inc., Alaska DigiTel, LLC, The Members of Alaska DigiTel, LLC, AKD Holdings, LLC and The Members of Denali PCS, LLC dated as of June 16, 2006 (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) # (50)

10.137

Second Amended and Restated Operating Agreement of Alaska DigiTel, LLC dated as of January 1, 2007 (We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) # (51)

14	Code Of Business Conduct and Ethics (originally reported as exhibit 10.118) (42)
21.1	Subsidiaries of the Registrant (51)
23.1	Consent of KPMG LLP (Independent Public Accountant for Company) (51)
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (51)
99	Additional Exhibits:
99.1	The Articles of Incorporation of GCI Communication Corp. (2)
99.2	The Bylaws of GCI Communication Corp. (2)
99.7	The Bylaws of GCI Cable, Inc. (14)
99.8	The Articles of Incorporation of GCI Cable, Inc. (14)
99.15	The Bylaws of GCI Holdings, Inc. (19)
99.16	The Articles of Incorporation of GCI Holdings, Inc. (19)
99.17	The Articles of Incorporation of GCI, Inc. (18)
99.18	The Bylaws of GCI, Inc. (18)
99.27	The Partnership Agreement of Alaska United Fiber System (23)
99.28	The Bylaws of Potter View Development Co., Inc. (32)
99.29	The Articles of Incorporation of Potter View Development Co., Inc. (32)

Exhibit No.	Description
99.34	The Bylaws of GCI Fiber Communication, Co., Inc. (34)
99.35	The Articles of Incorporation of GCI Fiber Communication, Co., Inc. (34)

#

CONFIDENTIAL PORTION has been omitted pursuant to a request for confidential treatment by us to, and the material has been separately filed with, the Securities and Exchange Commission. Each omitted Confidential Portion is marked by four asterisks.

*	Filed herewith.

Exhibit Reference	Description
2	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1990
3	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1991
5	Incorporated by reference to The Company’s Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
6	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1989.
8	Incorporated by reference to The Company’s Current Report on Form 8-K dated June 4, 1993.
9	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
10	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
11	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
12	Incorporated by reference to The Company’s Form S-4 Registration Statement dated October 4, 1996.
13	Incorporated by reference to The Company’s Current Report on Form 8-K dated November 13, 1996.
14	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
16	Incorporated by reference to The Company’s Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.
18	Incorporated by reference to The Company’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
19	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
20	Incorporated by reference to The Company’s Amendment No. 2 to Form S-3/A Registration Statement (File No. 333-28001) dated July 21, 1997.
21	Incorporated by reference to The Company’s Amendment No. 3 to Form S-3/A Registration Statement (File No. 333-28001) dated July 22, 1997.
23	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
24	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
25	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
26	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for

Exhibit Reference	Description
the period ended March 31, 1999.
27	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
28	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
29	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
30	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
31	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
32	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
33	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
34	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
35	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
36	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
37	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
39	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
40	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
41	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
42	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
43	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
44	Incorporated by reference to The Company’s Annual Definitive Proxy Statement on Form 14A filed on April 30, 2004.
45	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
46	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
47	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
48	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
49	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
50	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
51	Incorporated by reference to The Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

		By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President
(Chief Executive Officer)

Date:	April 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen M. Brett	Chairman of Board and Director	April 27, 2007
Stephen M. Brett

/s/ Ronald A. Duncan	President and Director	April 27, 2007
Ronald A. Duncan	(Principal Executive Officer)

/s/ Jerry A. Edgerton	Director	April 27, 2007
Jerry A. Edgerton

Director
Scott M. Fisher

/s/ William P. Glasgow	Director	April 27, 2007
William P. Glasgow

/s/ Stephen R. Mooney	Director	April 27, 2007
Stephen R. Mooney

/s/ James M. Schneider	Director	April 27, 2007
James M. Schneider

/s/ John M. Lowber	Senior Vice President, Chief Financial	April 27, 2007
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Alfred J. Walker	Vice President, Chief Accounting	April 27, 2007
Alfred J. Walker	Officer (Principal Accounting Officer)