Form 10-Q
period 2007-03-31
GENERAL COMMUNICATION INC
filed 2007-05-10
CIK 808461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant's classes of common stock as of April 30, 2007 was:

50,368,902 shares of Class A common stock; and

3,258,140 shares of Class B common stock.

GENERAL COMMUNICATION, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2007
	(unaudited) and December 31, 2006	4

	Consolidated Income Statement for the three months ended
	March 31, 2007 (unaudited) and 2006 (unaudited)	6

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2007 (unaudited) and 2006 (unaudited)	7

	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	36

Other items are omitted, as they are not applicable.

SIGNATURES		37

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” or “continue” or the negative of those words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating those statements, you should specifically consider various factors, including those identified under “Risk Factors” in Item 1A of our December 31, 2006 annual report on Form 10-K, and elsewhere in this Quarterly Report. Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

You should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement, and the related risks, uncertainties and other factors speak only as of the date on which they were originally made and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement to reflect any change in our expectations with regard to those statements or any other change in events, conditions or circumstances on which any such statement is based. New factors emerge from time to time, and it is not possible for us to predict what factors will arise or when. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	(Unaudited)
	March 31,	December 31,
ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$9,734	57,647
Restricted cash	---	4,612

Receivables	77,515	78,811
Less allowance for doubtful receivables	2,629	2,922
Net receivables	74,886	75,889

Deferred income taxes, net	17,675	20,685
Prepaid expenses	7,164	5,729
Inventories	4,933	3,362
Property held for sale	2,279	2,316
Notes receivable from related parties	69	1,080
Other current assets	1,018	1,988
Total current assets	117,758	173,308

Property and equipment in service, net of depreciation	466,266	454,879
Construction in progress	40,010	29,994
Net property and equipment	506,276	484,873

Cable certificates	191,565	191,565
Goodwill	42,181	42,181
Wireless certificates	26,914	1,497
Other intangible assets, net of amortization	11,210	7,011
Deferred loan and senior notes costs, net of amortization	6,917	7,091
Other assets	6,322	7,133
Total other assets	285,109	256,478
Total assets	$909,143	914,659

See accompanying notes to interim condensed consolidated financial statements.

4	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(Amounts in thousands)	(Unaudited)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2006

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$1,832	1,792
Accounts payable	28,863	28,404
Deferred revenue	16,458	16,566
Accrued payroll and payroll related obligations	14,561	14,598
Accrued liabilities	9,727	8,377
Accrued interest	2,949	8,710
Subscriber deposits	721	489
Total current liabilities	75,111	78,936

Long-term debt	477,947	487,737
Obligations under capital leases, excluding current maturities	2,242	2,229
Obligation under capital lease due to related party, excluding current maturity	541	561
Deferred income taxes, net of deferred income tax benefit	85,270	86,998
Minority interest	6,502	---
Other liabilities	12,845	12,725
Total liabilities	660,458	669,186

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 50,315 and 50,191 shares at March 31, 2007 and December 31, 2006, respectively; outstanding 50,028 and 49,804 shares at March 31, 2007 and December, 31, 2006, respectively	155,888	157,502
Class B. Authorized 10,000 shares; issued 3,258 and 3,370 shares at March 31, 2007 and December 31, 2006, respectively; outstanding 3,256 and 3,368 shares at March 31, 2007 and December, 31, 2006, respectively; convertible on a share-per-share basis into Class A common stock	2,752	2,846
Less cost of 250 and 258 Class A and Class B common shares held in treasury at March 31, 2007 and December 31, 2006, respectively	(1,391)	(1,436)
Paid-in capital	21,801	20,641
Notes receivable with related parties issued upon stock option exercise	---	(738)
Retained earnings	69,635	66,658
Total stockholders’ equity	248,685	245,473
Total liabilities and stockholders’ equity	$909,143	914,659

See accompanying notes to interim condensed consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share amounts)	2007	2006 (as amended)
Revenues	$124,579	112,822

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	43,113	36,184
Selling, general and administrative expenses	48,524	41,256
Depreciation and amortization expense	21,454	20,161
Operating income	11,488	15,221

Other income (expense):
Interest expense	(8,700)	(8,554)
Interest income	184	157
Amortization of loan and senior note fees	(180)	(251)
Minority interest	13	(113)
Other expense, net	(8,683)	(8,761)

Income before income tax expense and cumulative effect of a change in accounting principle	2,805	6,460

Income tax expense	1,275	3,210

Income before cumulative effect of a change in accounting principle	1,530	3,250

Cumulative effect of a change in accounting principle, net of income tax expense of $44	---	64

Net income available to common shareholders	$1,530	3,314

Basic net income available to common shareholders per common share:
Income available to common shareholders before cumulative effect of a change in accounting principle	$0.03	0.06
Cumulative effect of a change in accounting principle	---	---
Net income available to common shareholders	$0.03	0.06

Diluted net income available to common shareholders per common share:
Income available to common shareholders before cumulative effect of a change in accounting principle	$0.02	0.06
Cumulative effect of a change in accounting principle	---	---
Net income available to common shareholders	$0.02	0.06

See accompanying notes to interim condensed consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

(Amounts in thousands)	2007	2006 (as amended)
Cash flows from operating activities:
Net income	$1,530	3,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	21,454	20,161
Deferred income tax expense	1,275	3,210
Share-based compensation expense	985	1,819
Other noncash income and expense items	1,195	774
Change in operating assets and liabilities, net of acquisition	(4,972)	(16,449)
Net cash provided by operating activities	21,467	12,829

Cash flows from investing activities:
Purchases of property and equipment	(30,072)	(13,687)
Purchase of business	(19,530)	---
Restricted cash	4,612	(3,000)
Purchases of other assets and intangible assets	(396)	(1,231)
Other	25	(52)
Net cash used in investing activities	(45,361)	(17,970)

Cash flows from financing activities:
Repayment of debt and capital lease obligations	(25,577)	(424)
Proceeds from common stock issuance	1,566	4,784
Purchase of treasury stock to be retired	(8)	(3,550)
Net cash provided by (used in) financing activities	(24,019)	810
Net decrease in cash and cash equivalents	(47,913)	(4,331)
Cash and cash equivalents at beginning of period	57,647	44,362

Cash and cash equivalents at end of period	$9,734	40,031

See accompanying notes to interim condensed consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

The accompanying unaudited interim condensed consolidated financial statements include the accounts of General Communication, Inc. (“GCI”) and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2006, filed as part of our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

(l)	Business and Summary of Significant Accounting Principles

In the following discussion, GCI and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

(a)	Business

GCI, an Alaska corporation, was incorporated in 1979. We offer the following services:

•	Long-distance telephone service between Alaska and the remaining United States and foreign countries,
•	Cable television services throughout Alaska,
•	Facilities-based competitive local access services in Anchorage, Fairbanks, Juneau, and Eagle River, Alaska,
•	Internet access services,
•	Origination and termination of traffic in Alaska for certain common carriers,
•	Private line and private network services,
•	Managed services to certain commercial customers,
•	Broadband services, including our SchoolAccess® offering to rural school districts and a similar offering to rural hospitals and health clinics,
•	Sales and service of dedicated communications systems and related equipment,
•

Lease and sales of capacity on our fiber optic cable systems used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services within Alaska and between Alaska and the remaining United States and foreign countries,

•	Distribution of white and yellow pages directories to residential and business customers in certain markets we serve and on-line directory products, and
•	Resale and sale of postpaid and sale of prepaid wireless telephone services and sale of wireless telephone handsets and accessories.

(b)	Principles of Consolidation

The consolidated financial statements include the consolidated accounts of GCI and its wholly owned subsidiaries as well as a variable interest entity in which we are the primary beneficiary as defined by Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46R addresses the consolidation of business enterprises to which the usual condition (majority voting interest) does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that, in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the variable interest entity in its financial statements. All significant intercompany transactions are eliminated.

8	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Alaska DigiTel, LLC ("Alaska DigiTel") Acquisition

On January 2, 2007, we acquired 81.9% of the equity interest and 20.0% of the voting interest of Alaska DigiTel, an Alaska wireless provider, for $29.5 million. We have a variable interest in Alaska DigiTel in which we are the primary beneficiary as defined by FIN 46R. We view our investment as an incremental way to participate in future growth of the Alaska wireless industry. We consolidated Alaska DigiTel in accordance with FIN 46R and their results of operations are included in the Consolidated Income Statement for the entire three months ended March 31, 2007. The purchase price allocation has not been finalized at March 31, 2007 and it will be completed when the valuation analysis is final. The Alaska DigiTel purchase price has been preliminarily allocated as follows: cash $10.0 million, receivables, net $2.4 million, other current assets $850,000, property and equipment $12.8 million, wireless certificates $25.4 million, other intangible assets $4.4 million, current liabilities $4.1 million, debt $15.7 million and minority interest $6.5 million. The total assets of Alaska DigiTel were $50.6 million at March 31, 2007. Alaska DigiTel’s revenues for the three months ended March 31, 2007 were $6.5 million and are primarily included in our consumer segment. Alaska DigiTel had outstanding debt of $555,000 at March 31, 2007 that is collateralized by $801,000 of its property in service. Alaska DigiTel’s creditors do not have recourse to GCI’s assets. Assuming we had consolidated Alaska DigiTel on January 1, 2006, our revenues, income before cumulative effect of change in accounting principle and basic and diluted EPS for the three months ended March 31, 2006, would have been $117.0 million, $2.6 million and $0.05, respectively.

(c)	Earnings per Common Share

Earnings per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2007			2006 (as amended)
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Basic EPS:
Income before cumulative effect of a change in accounting principle	$ 1,530	53,260	$ 0.03	$ 3,250	54,561	$ 0.06
Cumulative effect of a change in accounting principle	---	53,260	---	64	54,561	---
Net income available to common shareholders	$ 1,530	53,260	$ 0.03	$ 3,314	54,561	$ 0.06
Effect of Dilutive Securities:
Unexercised stock options	---	1,580	---	---	1,656	---
Diluted EPS:
Income before cumulative effect of a change in accounting principle	$ 1,530	---	---	$ 3,250	---	---
Effect of share based compensation that may be settled in cash or shares	(328)	100	---	---	---	---
	1,202	54,940	$ 0.02	3,250	56,217	$ 0.06
Cumulative effect of a change in accounting principle	---	54,940	---	64	56,217	---
Net income available to common shareholders	$ 1,202	54,940	$ 0.02	$ 3,314	56,217	$ 0.06

9	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Stock options for the three months ended March 31, 2007 and 2006, which have been excluded in the computations of diluted EPS because the effect of including these stock options would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended
	March 31,
	2007	2006
Weighted average shares associated with outstanding stock options	891	993

We have not issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings when, and if, we declare dividends on our common stock and, therefore, we do not apply the two-class method of calculating earnings per share.

(d)	Common Stock

Following are the changes in issued common stock for the three months ended March 31, 2007 and 2006 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2005	51,200	3,843
Class B shares converted to Class A	4	(4)
Shares issued under stock option plan	735	---
Shares retired	(579)	---
Balances at March 31, 2006	51,360	3,839

Balances at December 31, 2006	50,191	3,370
Class B shares converted to Class A	111	(111)
Shares issued under stock option plan	225	---
Shares retired	(212)	(1)
Balances at March 31, 2007	50,315	3,258

Our Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class B common stock. Our Board of Directors authorized us for up to $65.0 million of repurchases through March 31, 2007. We are authorized to continue our stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares. During the three months ended March 31, 2007 we received in lieu of a cash payment on a note receivable 113,000 shares of our Class A common stock at a cost of approximately $1.7 million. During the three months ended March 31, 2006 we repurchased 317,000 shares of our Class A and B common stock at a cost of approximately $3.6 million. The cost of the repurchased common stock is included in Retained Earnings on our Consolidated Balance Sheets.

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

Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at March 31, 2007 and 2006 (amounts in thousands):

Balance at December 31, 2005	$3,210
Accretion expense for the three months ended March 31, 2006	43
Liability settled	(2)
Balance at March 31, 2006	$3,251

Balance at December 31, 2006	$3,408
Liability incurred	86
Accretion expense for the three months ended March 31, 2007	35
Liability settled	(2)
Balance at March 31, 2007	$3,527

Our asset retirement obligations are included in Other Liabilities.

(f)	Use of Estimates

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

(g)	Accounting for Uncertainty in Income Taxes

On January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of FIN 48 on January 1, 2007 did not have a material effect on our results of operations, financial position, and cash flows.

We file federal income tax returns in the U.S. and in various state jurisdictions. We are no longer subject to U.S. or state tax examinations by tax authorities for years before 2004. Certain U.S. federal income tax returns for years 1995 and following are not closed by relevant statutes of limitations due to unused net operating losses reported on those income tax returns.

We recognize accrued interest on unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. We did not have any unrecognized tax benefits as of March 31, 2007 and 2006, and, accordingly, we did not recognize any interest expense. Additionally, we did not record any penalties during the three months ended March 31, 2007 and 2006.

11	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

(h)	Classification of Taxes Collected from Customers

We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a net basis in our income statement. We report certain immaterial surcharges on a gross basis in our income statement.

(i)	Reclassifications and Immaterial Error Corrections

Reclassifications have been made to the 2006 financial statements to make them comparable with the 2007 presentation.

We corrected an immaterial error related to the accounting for a non-employee share-based compensation award for the quarter ended March 31, 2006. During 2001 we issued a stock option award in association with a lease agreement. The lease agreement was later amended in 2002 to provide a cash settlement feature and we erroneously did not record this award at its fair value at each reporting period following such amendment. Upon implementation of SFAS 123(R) on January 1, 2006, we inappropriately recorded the $1.1 million fair value of this award as a cumulative effect of a change in accounting principle. We have reclassified this $1.1 million expense from cumulative effect of a change in accounting principle to selling, general and administrative expenses. The reclassification increased selling, general and administrative expenses for the three months ended March 31, 2006 from $40.1 million to $41.3 million. We have also reclassified the related $469,000 income tax benefit from cumulative effect of a change in accounting principle to income tax expense. The reclassification reduced income tax expense for the three months ended March 31, 2006 from $3.7 million to $3.2 million. As a result of these reclassifications the cumulative effect of a change in accounting principle for the three months ended March 31, 2006 changed from $(608,000) to $64,000, net, respectively.

Additionally, during the quarter ended March 31, 2006 we reclassified a $3.0 million bank depository account pledged in March 2006 as collateral for a term loan from Cash and Cash Equivalents to Restricted Cash. The reclassification decreased Cash and Cash Equivalents at March 31, 2006 from $43.0 million to $40.0 million. The reclassification increased cash used in investing activities for the three months ended March 31, 2006 from $15.0 million to $18.0 million.

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures

Changes in operating assets and liabilities, net of acquisition, consist of (amounts in thousands):

Three month period ended March 31,	2007	2006
(Increase) decrease in accounts receivable	$2,519	(4,319)
Increase in prepaid expenses	(975)	(31)
Increase in inventories	(937)	(1,579)
Decrease in other current assets	699	177
Increase (decrease) in accounts payable	124	(816)
Decrease in deferred revenues	(880)	(335)
Decrease in accrued payroll and payroll related obligations	(706)	(3,168)
Increase in accrued liabilities	591	259
Decrease in accrued interest	(5,761)	(6,669)
Increase in subscriber deposits	38	12
Increase in components of other long-term liabilities	316	20
	$(4,972)	(16,449)

We paid interest totaling approximately $14.5 million and $15.2 million during the three months ended March 31, 2007 and 2006, respectively.

12	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

We received no income tax refunds during the three months ended March 31, 2007 and 2006. We paid no income taxes during the three months ended March 31, 2007 and 2006.

During the three months ended March 31, 2006 we financed $1.2 million for the acquisition of a building through a capital lease obligation.

We retired common stock shares in the amount of $3.3 million and $5.9 million during the three months ended March 31, 2007 and 2006, respectively.

In March 2007, our President and CEO tendered 113,000 shares of his GCI Class A common stock to us at $15.50 per share for a total value of $1.7 million. The stock tender was in lieu of a cash payment on his note receivable with related party and a note receivable with related party issued upon stock option exercise.

Upon our acquisition of Alaska DigiTel, we consolidated $12.8 million in property and equipment, $25.4 million in wireless certificates, $4.4 million in other intangible assets, and $15.7 million in debt.

(3)	Intangible Assets

Our wireless certificates increased $25.4 million and other intangible assets increased $4.3 million upon the consolidation of Alaska DigiTel during the three months ended March 31, 2007 as further described in note 1(b). Our wireless certificates are indefinite-lived assets. The increase in other intangible assets is due to the recognition of customer relationships with a weighted average amortization period of forty-six months.

Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Amortization expense	$821	388

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2007	$3,153
2008	2,634
2009	2,310
2010	1,770
2011	355

(4)	Share-Based Compensation

Our 1986 Stock Option Plan ("Stock Option Plan"), as amended, provides for the grant of options for a maximum of 13.2 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an option expires or terminates, the shares subject to the option will be available for further grants of options under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all stock options granted vest in equal installments over a period of five years, and expire ten years from the date of grant. Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf. New shares are issued when stock option agreements are exercised.

13	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option exercise activity existed among employee job categories. Therefore, for all stock options, we have categorized these awards into two groups of employees for valuation purposes.

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 and 2006 was $7.39 per share and $6.26 per share, respectively. The total fair value of options vesting during the three months ended March 31, 2007 and 2006 was approximately $1.8 million.

Unrecognized share-based compensation expense was approximately $10.5 million as of March 31, 2007, relating to a total of 2.3 million unvested stock options. We expect to recognize this share-based compensation expense over a weighted average period of approximately 3.12 years.

The following is a summary of our Stock Option Plan activity for the three months ended March 31, 2007:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2006	5,867	$8.22

Granted	69	$10.65
Exercised	(225)	$6.97
Forfeited	(73)	$8.24
Outstanding at March 31, 2007	5,638	$8.30

Available for grant at March 31, 2007	472

The following is a summary of activity for stock option grants that were not made pursuant to the Stock Option Plan for the three months ended March 31, 2007:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at March 31, 2007	150	$6.50

Available for grant at March 31, 2007	---

In January 2001 we entered into an aircraft operating lease agreement with a company owned by our President and CEO. The lease was amended effective January 1, 2002 and February 25, 2005. Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share, of which 150,000 shares remain and are exercisable at March 31, 2007.

The total intrinsic values, determined as of the date of exercise, of options exercised during the three months ended March 31, 2007 and 2006 were $1.9 million and $3.4 million, respectively. We received $1.6 million and $4.8 million in cash from stock option exercises during the three months ended March 31, 2007 and 2006, respectively. We used cash of $0 and $1.6 million to settle stock option agreements during the three months ended March 31, 2007 and 2006, respectively. We discontinued

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

Network Access - We offer a full range of voice, data and wireless services to common carrier customers.

Commercial - We offer a full range of voice, video, data and wireless services to business and governmental customers.

Managed Broadband - We offer data services to rural school districts and rural hospitals and health clinics through our SchoolAccess® and Rural Health initiatives.

Corporate related expenses including engineering, operations and maintenance of our core network, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three months ended March 31, 2007 and 2006 are allocated to our segments using segment margin for the years ended December 31, 2006 and 2005, respectively. Bad debt expense for the three months ended March 31, 2007 and 2006 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the three months ended March 31, 2007 and 2006, respectively.

We evaluate performance and allocate resources based on earnings from operations before depreciation and amortization expense, net interest expense and income tax expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2006 annual report on Form 10-K. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

15	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Summarized financial information for our reportable segments for the three months ended March 31, 2007 and 2006 follows (amounts in thousands):

Three months ended March 31,		Consumer	Network Access	Commer-cial	Managed Broadband	Total Reportable Segments
2007
Revenues:
Intersegment	$	---	271	1,625	---	1,896
External		53,270	40,327	24,062	6,920	124,579
Total revenues		$53,270	40,598	25,687	6,920	126,475
Earnings from external operations before depreciation, amortization, net interest expense and income taxes		$9,450	18,968	2,810	1,727	32,955

2006
Revenues:
Intersegment	$	---	---	1,338	---	1,338
External		42,663	37,823	26,128	6,208	112,822
Total revenues		$42,663	37,823	27,466	6,208	114,160
Earnings from external operations before depreciation, amortization, net interest expense and income taxes		$7,698	19,415	6,427	1,729	35,269

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Reportable segment revenues	$126,475	114,160
Less intersegment revenues eliminated in consolidation	1,896	1,338
Consolidated revenues	$124,579	112,822

16	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

A reconciliation of reportable segment earnings from external operations before depreciation and amortization expense, net interest expense and income taxes to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Reportable segment earnings from external operations before depreciation and amortization expense, net interest expense and income taxes	$32,955	35,269
Less depreciation and amortization expense	21,454	20,161
Plus (less) other (income) expense	(13)	113
Consolidated operating income	11,488	15,221
Less other expense, net	8,683	8,761
Consolidated income before income tax expense and cumulative effect of a change in accounting principle	$2,805	6,460

(6)	Commitments and Contingencies

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

Capital Lease Obligation

On March 31, 2006, through our subsidiary GCI Communication Corp. (“GCC”) we entered into an agreement to lease transponder capacity on Intelsat, Ltd.’s (“Intelsat”) Galaxy 18 spacecraft that is expected to be launched in mid-February 2008. We will also lease capacity on the Horizons 1 satellite, which is owned jointly by Intelsat and JSAT International, Inc. The leased capacity is expected to replace our existing transponder capacity on Intelsat’s Galaxy 10R satellite when it reaches its end of life, which is expected during the first six months of 2008.

We will lease C-band and Ku-Band transponders over an expected term of approximately 14 years once the satellite is placed into commercial operation in its assigned orbital location, and the transponders meet specific performance specifications and are made available for our use. The present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, is expected to total $77.0 million to $82.0 million. We will record the capital lease obligation and the addition to our Property and Equipment when the satellite is made available for our use which is expected to occur approximately one month after the launch.

Anchorage Unbundled Network Elements Arbitration

On September 30, 2005, the ACS subsidiary serving Anchorage filed a petition with the Federal Communications Commission (“FCC”), seeking forbearance from the requirement that it provide access to UNEs, and that to the extent it voluntarily did so, that the pricing provisions of the Act would not apply. We filed our opposition on January 9, 2006 and our reply on February 23, 2006. On December 28, 2006, the FCC granted ACS the requested relief from the provision of unbundled loops and transport in five of its eleven tariffed wire centers. The relief is conditioned on the requirement that ACS make loops and certain subloops available in those wire centers where relief was granted, by no later than the transition period, at the same rates, terms and conditions as those negotiated between GCIand ACS for Fairbanks, until commercially negotiated rates are reached. A one-year transition period applies, until December 28, 2007, before the forbearance grant takes effect.

17	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

On March 15, 2007, GCI and ACS entered into an agreement (the "Settlement Agreement") to settle issues related to the FCC’s December 28, 2006 decision and other matters. Under the Settlement Agreement, ACS and GCI entered into a Global Interconnection Agreement (subject to the review and approval of the RCA) that covers all ACS study areas, including ACS’s Sitka-Bush and Glacier State study areas. The Settlement Agreement also provides that ACS will continue to provide GCI with access to UNE loops in the Anchorage, Fairbanks, and Juneau study areas at a rate of $23.00 per UNE loop per month. The per-loop price is subject to an upward or downward adjustment depending on the aggregate number of UNE and wholesale lines GCI is purchasing from ACS in all of ACS’s study areas. The initial term of the Settlement Agreement is five years.

On March 21, 2007, GCI and ACS filed motions to withdraw their appeals of the FCC decision, before United States Court of Appeals for the District of Columbia Circuit and the United States Court of Appeals for the Ninth Circuit, respectively, which motions have been granted. Additional appeals have also been filed by others. While appeals remain pending, the decision is not final and remains subject to FCC and court review; therefore, we cannot predict at this time the outcome of this proceeding or its impact on us. If the Settlement Agreement is approved by the RCA, we expect cost of goods sold to increase approximately $1.1 million during the year ended December 31, 2007 and expect the cost to continue to increase depending upon the quantity of loops purchased.

On May 22, 2006, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from regulation of interstate broadband and access services. We filed a motion to dismiss on July 17, 2006 and our opposition to the petition on August 11, 2006. The FCC is required under statute to issue a decision by May 22, 2007, which it may extend by an additional 90 days at its discretion. We cannot predict at this time the outcome of this proceeding.

Universal Service

The Universal Service Fund ("USF") pays subsidies to Eligible Telecommunications Carriers ("ETC") to support the provision of local access service in high-cost areas. Under FCC regulations, we have qualified as a competitive ETC in the Anchorage, Fairbanks, Juneau, and the Matanuska-Susitna Valley service areas. Without ETC status, we would not qualify for USF subsidies in these areas or other rural areas where we propose to offer local access services, and our net cost of providing local access services in these areas would be materially adversely affected.

The Federal State Joint Board on Universal Service (“Joint Board”) has recommended the imposition of a state-by-state interim cap on high cost funds to be distributed to ETCs. If the Joint Board recommendation is adopted by the FCC, this cap will reduce the high cost fund amounts available to competitive ETCs such as us as new competitive ETCs are designated and as existing competitive ETCs acquire new customers. In addition, the Joint Board is reviewing long-term options for curbing growth in the fund to make additional recommendations for FCC action. We cannot predict at this time the outcome of the FCC proceeding to consider the interim cap proposal, the ongoing Joint Board review, or their respective impacts on us. Both these and any future regulatory, legislative, or judicial actions could affect the operation of the USF and result in a change in our net costs of providing local access services in new and existing markets.

18

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

Immaterial Error Correction

We corrected an immaterial error related to the accounting for a non-employee share-based compensation award for the quarter ended March 31, 2006. During 2001 we issued a stock option award in association with a lease agreement. The lease agreement was later amended in 2002 to provide a cash settlement feature and we erroneously did not record this award at its fair value at each reporting period following such amendment. Upon implementation of SFAS 123(R) on January 1, 2006, we inappropriately recorded the $1.1 million fair value of this award as a cumulative effect of a change in accounting principle. We have reclassified this $1.1 million expense from cumulative effect of a change in accounting principle to selling, general and administrative expenses. The reclassification increased selling, general and administrative expenses for the three months ended March 31, 2006 from $40.1 million to $41.3 million. We have also reclassified the related $469,000 income tax benefit from cumulative effect of a change in accounting principle to income tax expense. The reclassification decreased income tax expense for the three months ended March 31, 2006 from $3.7 million to $3.2 million. As a result of these reclassifications the cumulative effect of a change in accounting principle for the three months ended March 31, 2006 changed from $(608,000) to $64,000, respectively.

Additionally, during the quarter ended March 31, 2006 we reclassified a $3.0 million bank depository account pledged in March 2006 as collateral for a term loan from Cash and Cash Equivalents to Restricted Cash. The reclassification decreased Cash and Cash Equivalents at March 31, 2006 from $43.0 million to $40.0 million. The reclassification increased cash used in investing activities for the three months ended March 31, 2006 from $15.0 million to $18.0 million.

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

The Network Access segment provides services to other common carrier customers and the Managed Broadband segment provides services to rural school districts and rural hospitals and health clinics. Following are our segments and the services and products each offers to its customers:

Reportable Segments
Services and Products	Consumer	Network Access	Commercial	Managed Broadband
Voice:
Long-distance	X	X	X
Local Access	X	X	X
Directories			X

Video	X		X

Data:
Internet	X	X	X	X
Private Line and Private Networks		X	X	X
Managed Services			X	X
Managed Broadband Services				X

Wireless	X	X	X

An overview of our services and products follows.

Voice Services and Products

Long-distance

We generate long-distance services revenues from monthly plan fees and usage charges.

Factors that have the greatest impact on year-to-year changes in long-distance services revenues include the rate per minute charged to customers and usage volumes expressed as minutes of use.

Common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to our common carrier customers by their customers. Pricing pressures, new program offerings, and market and business consolidations continue to evolve in the markets served by our other common carrier customers. If, as a result, their traffic is reduced, or if their competitors’ costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures, consistent with federal law. Additionally, disruption in the economy resulting from terrorist attacks and other attacks or acts of war could affect our carrier customers. We are unable to predict the effect on us of such changes or events. However, given the materiality of other common carrier revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

Due in large part to the favorable synergistic effects of our bundling strategy focused on consumer and commercial customers, long-distance services continues to be a significant contributor to our overall performance, although the migration of traffic from our voice products to our data and wireless products continues.

Our long-distance service faces significant competition from ACS, AT&T Alascom, Inc. (“Alascom”), long-distance resellers, and other local telephone companies that have entered the long-distance market. We believe our approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow us to be competitive in providing those services.

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

We estimate that our March 31, 2007 and 2006 total lines in service represent a statewide market share of approximately 26%. At March 31, 2007 and 2006 approximately 44% and 31%, of our lines are provided on our own facilities including digital local phone service (“DLPS”).

Our local access service faces significant competition in Anchorage, Fairbanks, and Juneau from ACS, which is the largest incumbent local exchange carrier (“ILEC”) in Alaska, and from Alascom in Anchorage for consumer services. Alascom has received certification from the RCA to provide local access services in Fairbanks and Juneau. In February 2007, we began offering local access service in certain Matanuska Telephone Association (“MTA”) exchanges and face significant competition from MTA. We believe our approach to developing, pricing, and providing local access services and bundling different services will allow us to be competitive in providing those services.

In 2005 and 2006 the RCA issued orders granting us certification to serve the service areas of Ketchikan Public Utility, Cordova Telephone Cooperative, Copper Valley Telephone Cooperative, MTA, the Glacier State area served by ACS of the Northland, Alaska Telephone Company, Interior Telephone Company, United-KUC and Mukluk Telephone Company. The affected rural local exchange carriers have appealed various aspects of the certification rulings.

In accordance with our interconnection agreement with MTA we began offering local access services in Eagle River and Chugiak on February 16, 2007 and April 5, 2007, respectively. We intend to initiate service in additional exchanges in the MTA study area in 2007. In accordance with our interconnection agreement we began offering local access services in Ketchikan on April 15, 2007.

We are offering and plan to offer service in these new areas using a combination of methods. To a large extent, we plan to use our existing cable network to deliver local services. Where we do not have cable facilities, we may use wireless technologies, resale of other carriers’ services, lease portions of an existing carrier’s network or seek wholesale discounts.

We plan to have deployed more than 48,000 DLPS lines which utilize our Anchorage coaxial cable facilities by December 31, 2007. This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.

The USF pays subsidies to ETCs to support the provision of local access service in high-cost areas. Under FCC regulations, we have qualified as a competitive ETC in the Anchorage, Fairbanks, Juneau, and the Matanuska-Susitna Valley service areas. Without ETC status, we would not qualify for USF subsidies in these areas or other rural areas where we propose to offer local access services, and our net cost of providing local access services in these areas would be materially adversely affected.

The Federal-State Joint Board on Universal Service is currently reviewing options for curbing growth in the fund and plans to make recommendations to the FCC. We cannot predict at this time the outcome of this proceeding or its impact on us. This and any future regulatory, legislative, or judicial actions could affect the operation of the USF and result in a change in our net costs of providing local access services in new and existing markets.

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

Our cable service offerings are bundled with various combinations of our long-distance, local access, and Internet services and beginning in the second quarter of 2007 include an offering of free cable service. Value-added premium services are available for additional charges.

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

Private Line and Private Networks

We generate private line and private network services revenue from two primary sources: (1) leasing capacity on our facilities that utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location, and (2) through the sale of IP based data services on a secured shared network to businesses linking multiple enterprise locations. The factor that has the greatest impact on year-to-year changes in private line and private network services revenues is the number of private lines and private networks in use. We compete against Alascom, ACS and other local telecommunication service providers.

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

SchoolAccess® is a suite of services designed to advance the educational opportunities of students in underserved regions of the country. Our SchoolAccess® division provides Internet and distance learning services designed exclusively for the school environment. The Schools and Libraries Program of the Universal Service Fund makes discounts available to eligible rural school districts for telecommunication services and monthly Internet service charges. The program is intended to ensure that rural school districts have access to affordable services.

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

We offer a managed video conferencing product for use in distance learning, telemedicine and group communication and collaboration environments. The product is designed to offer customers enhanced communication services that support video, audio and data presentation. Our product benefits customers by reducing travel costs, improving course equity in education and increasing the quality of health services available to patients. The product bundles our data products, video conferencing services and optional rental of video conferencing endpoint equipment. Our video conferencing services include multipoint conferencing, integrated services digital network gateway and transcoding services, online scheduling and conference control, and videoconference recording, archiving and streaming. We provide 24-hour technical support via telephone or online.

Wireless Services and Products

We generate wireless services and equipment revenues from four primary sources: (1) monthly plan fees; (2) usage and roaming charges; (3) wireless Internet access; and (4) handset and accessory sales.

We offer wireless services by reselling Dobson Communications Corporation (“Dobson”) services. We provide limited wireless local access and Internet services using our own facilities. We compete against Dobson, ACS, Alaska DigiTel, and resellers of those services in Anchorage and other markets.

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

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage Change [1]
	Three Months Ended		2007
	March 31,		vs.
	2007	2006 (as	2006 (as
(Unaudited)		amended)	amended)
Statements of Operations Data:
Revenues:
Consumer segment	42.8%	37.8%	24.9%
Network Access segment	32.4%	33.5%	6.6%
Commercial segment	19.3%	23.2%	(7.9%)
Managed Broadband segment	5.5%	5.5%	11.5%
Total revenues	100.0%	100.0%	10.4%
Selling, general and administrative expenses	39.0%	36.6%	17.6%
Depreciation and amortization expense	17.2%	17.9%	6.4%
Other expense, net	7.0%	7.8%	(0.9%)
Operating income	9.2%	13.5%	(24.5%)
Income before income taxes and cumulative effect of a change in accounting principle in 2006	2.3%	5.7%	(56.6%)
Income before cumulative effect of a change in accounting principle in 2006	1.2%	2.9%	(52.9%)
Net income	1.2%	2.9%	(53.8%)

[1] Percentage change in underlying data.

Three Months Ended March 31, 2007 (“2007”) Compared To Three Months Ended March 31, 2006 (as amended) (“2006”)

Overview of Revenues and Cost of Goods Sold

Total revenues increased 10.4% from $112.8 million in 2006 to $124.6 million in 2007. Revenue increases in our Consumer, Network Access, and Managed Broadband segments were partially off-set by decreased revenue in our Commercial segment. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 19.2% from $36.2 million in 2006 to $43.1 million in 2007. Cost of Goods Sold increased in our Consumer, Network Access, Commercial and Managed Broadband segments. See the discussion below for more information by segment.

Consumer Segment Overview

Consumer segment revenue represented 42.8% of 2007 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$11,271	11,311	(0.4%)
Video	23,631	22,003	7.4%
Data	7,874	6,961	13.1%
Wireless	10,494	2,388	339.5%
Total Consumer segment revenue	$53,270	42,663	24.9%

Consumer segment Cost of Goods Sold represented 47.4% of 2007 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$4,501	5,302	(15.1%)
Video	8,702	7,464	16.6%
Data	711	529	34.4%
Wireless	6,507	2,628	147.6%
Total Consumer segment Cost of Goods Sold	$20,421	15,923	28.3%

Selected key performance indicators for our Consumer segment follow:

	March 31,		Percentage
	2007	2006	Change
Voice:
Long-distance subscribers[1]	89,600	93,800	(4.5%)
Long-distance minutes carried (in millions)	34.2	36.9	(7.3%)
Total local access lines in service[2]	67,400	68,600	(1.7%)
Local access lines in service on GCI facilities[2]	37,400	24,500	52.7%

Video:
Basic subscribers[3]	124,500	122,100	2.0%
Digital programming tier subscribers[4]	60,600	54,900	10.4%
HD/DVR converter boxes[5]	34,600	16,200	113.6%
Homes passed	220,100	216,000	1.9%
Average monthly gross revenue per subscriber[6]	$63.38	$60.64	4.5%

Data:
Cable modem subscribers[7]	81,300	74,000	9.9%

Wireless:
Wireless lines in service[8]	60,000	17,000	252.9%
Average monthly gross revenue per subscriber[9]	$53.59	$44.72	19.8%

1 A long-distance subscriber is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.

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

[6] Quarter-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and ending of the period.

7 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Cable modem subscribers may also be basic subscribers though basic cable service is not required to receive cable modem service.

8 A wireless line in service is defined as a revenue generating wireless device.

[9] Quarter-to-date average monthly consumer wireless revenues divided by our subscriber count at the beginning and ending of the period. The 2007 average monthly gross revenue per subscriber includes Alaska DigiTel consumer revenue and subscribers.

Consumer Segment Revenues

The 0.4% decrease in voice revenue is primarily due to decreased long-distance minutes carried for these customers and the decrease in local access lines. The decrease is partially off-set by a $453,000 or 45.0% increase in support from the Universal Service Program in 2007.

The 7.4% increase in video revenue is primarily due to the following:

•

A 5.0% increase in programming services revenue to $19.4 million in 2007 primarily resulting from an increase in digital programming tier subscribers in 2007 and increased rates charged for certain cable services effective in the fourth quarter of 2006, and

•	A 22.9% increase in equipment rental revenue to $3.9 million in 2007 primarily resulting from our customers’ increased use of digital distribution technology.

The 13.1% increase in data revenue is primarily due to a 14.2% increase in cable modem revenue to $6.7 million. The increase in cable modem revenue is primarily due to increased subscribers.

The 339.5% increase in wireless revenue is due to our January 1, 2007 acquisition of Alaska DigiTel and a $2.9 million or 120.6% increase in the wireless service revenue from our resale agreement primarily due to an increase in subscribers. Revenue from our Alaska DigiTel investment was $5.2 million in 2007.

Consumer Segment Cost of Goods Sold

The wireless Cost of Goods Sold increase is primarily due to our January 1, 2007 acquisition of Alaska DigiTel and a $2.3 million or 89.0% increase in our wireless service Cost of Goods Sold related to our resale agreement primarily due to increased revenue.

The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers in three of the state’s five largest population centers, the fourth quarter 2006 expiration of arrangements with suppliers from which we earned rebates and refunds upon us meeting specified goals, increased rates paid to programmers and increased subscribers.

The increase in Cost of Goods Sold is partially off-set by the decrease in voice Cost of Goods Sold primarily due to the following:

•	Cost savings resulting from the increased deployment of DLPS lines in the last nine months of 2006 and the first quarter of 2007,
•	Decreased voice minutes carried, and
•

Reduced access costs resulting from the distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $0.011 and $0.056 per minute for originating and terminating interstate and intrastate traffic, respectively.

If the Settlement Agreement, as further described above in Part I, Item I, is approved by the RCA, we expect Consumer voice Cost of Goods Sold to increase approximately $480,000 during the year ended December 31, 2007 and expect the cost to continue to increase depending upon the quantity of loops purchased.

Network Access Segment Overview

Network access segment revenue represented 32.4% of 2007 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$24,437	24,485	(0.2%)
Data	15,034	13,338	12.7%
Wireless	856	---	NM
Total Network Access segment revenue	$40,327	37,823	6.6%

NM – Not meaningful.

Network Access segment Cost of Goods Sold represented 22.0% of 2007 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$7,236	6,901	4.9%
Data	2,131	1,875	13.7%
Wireless	132	---	NM
Total Network Access segment Cost of Goods Sold	$9,499	8,776	8.2%

Selected key performance indicators for our Network Access segment follow:

			Percentage
	2007	2006	Change
Voice:
Long-distance minutes carried (in millions)	315.8	288.0	9.7%

Data:
Internet service provider access lines in service[1]	3,100	3,300	(6.1%)

1 An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues

The 0.2% decrease in voice revenue is primarily due to a 9.7% decrease in our rate per minute on minutes carried for common carriers partially off-set by increased minutes carried for our common carrier customers. The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% rate decrease mandated by federal law which will result in annual rate decreases of 3.0%. The increase in minutes carried was partially off-set by traffic consolidation in the industry.

The 12.7% increase in data revenue is primarily due to an increase in circuits sold.

The Network Access segment wireless revenue results from our January 1, 2007 acquisition of Alaska DigiTel.

Network Access Segment Cost of Goods Sold

The Network Access segment Cost of Goods Sold increase is primarily due to increased voice minutes carried.

Commercial Segment Overview

Commercial segment revenue represented 19.3% of 2007 consolidated revenues. The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$7,778	8,023	(3.1%)
Video	1,766	1,726	2.3%
Data	13,926	15,910	(12.5%)
Wireless	592	469	26.2%
Total Commercial segment revenue	$24,062	26,128	(7.9%)

Commercial segment Cost of Goods Sold represented 26.9% of 2007 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$4,558	4,912	(7.2%)
Video	394	348	13.2%
Data	5,759	4,645	24.0%
Wireless	898	519	73.0%
Total Commercial segment Cost of Goods Sold	$11,609	10,424	11.4%

Selected key performance indicators for our Commercial segment follow:

			Percentage
	2007	2006	Change
Voice:
Long-distance subscribers[1]	11,100	10,400	6.7%
Long-distance minutes carried (in millions)	32.9	35.1	(6.3%)
Total local access lines in service[2]	42,100	40,600	3.7%
Local access lines in service on GCI facilities [2]	9,100	7,200	26.4%

Data:
Cable modem subscribers[3]	8,000	6,900	15.9%

1 A long-distance subscriber is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.

2 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

3 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

We leased a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provide management and maintenance services for this capacity to a significant customer. The lessee signed a contract with a competitor in March 2005, started the transition of their circuits from our fiber optic cable system to our competitor’s microwave system in June 2006, and completed the transition in April 2007. In November 2006, we signed an agreement with our competitor to lease capacity on our fiber optic cable system and provide certain other services to them in association with their contract.

Commercial Segment Revenues

The 3.1% decrease in voice revenue is primarily due to decreased minutes carried for our Commercial segment customers partially off-set by increased long-distance subscribers.

The 12.5% decrease in data revenue is primarily due to a $2.2 million or 62.9% decrease in revenue earned from the lease and provision of management and maintenance services on a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks as described above.

Commercial Segment Cost of Goods Sold

Commercial segment Cost of Goods Sold increased 11.4% to $11.6 million from 2006 to 2007 primarily due to a 37.0% increase in managed services Cost of Goods Sold to $4.1 million resulting primarily from an increase in contract labor.

The increase in Cost of Goods Sold is partially off-set by cost savings resulting from increased deployment of DLPS lines in the last nine months of 2006 and the first quarter of 2007 and decreased voice minutes carried.

If the Settlement Agreement, as further described above in Part I, Item I, is approved by the RCA, we expect Commercial voice Cost of Goods Sold to increase approximately $620,000 during the year ended December 31, 2007 and expect the cost to continue to increase depending upon the quantity of loops purchased.

Managed Broadband Segment Overview

Managed Broadband segment revenue represented 5.5% of 2007 consolidated revenues and Cost of Goods Sold represented 3.7% of 2007 consolidated Cost of Goods Sold. The Managed Broadband segment includes data products only.

Selected key performance indicators for our Managed Broadband segment follow:

	March 31,		Percentage
	2007	2006	Change
Managed Broadband segment:
SchoolAccess® customers	48	47	2.1%
Rural health customers	21	21	0.0%

Managed Broadband Segment Revenues

Managed Broadband segment revenue increased 11.5% to $6.9 million in 2007. The increase is primarily due to a product sale to a customer in 2007 and increased circuits purchased by our rural health customers.

Managed Broadband Segment Cost of Goods Sold

Managed Broadband segment Cost of Goods Sold increased 49.3% to $1.6 million in 2007 primarily due to costs associated with a product sale to a customer in 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 17.6% to $48.5 million in 2007 as compared to 2006 (as amended) primarily due to the recognition of $3.3 million in additional expense resulting from our January 1, 2007 acquisition of Alaska DigiTel. The increase is partially off-set by a $954,000 decrease in our share-based compensation expense in 2007 as compared to 2006 (as amended).

As a percentage of total revenues, selling, general and administrative expenses increased to 39.0% in 2007 from 36.6% in 2006 (as amended), primarily due to the increases described above without a proportional increase in revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 6.4% to $21.5 million in 2007. The increase is primarily due to our $83.4 million investment in equipment and facilities placed into service during 2006 for which a full year of depreciation will be recorded in 2007 and the $19.1 million investment in equipment and facilities placed into service during the first quarter of 2007 for which a partial year of depreciation will be recorded in 2007.

Other Expense, Net

Other expense, net of other income, decreased 0.9% to $8.7 million in 2007.

Income Tax Expense

Income tax expense totaled $1.3 million and $3.2 million in 2007 and 2006 (as amended), respectively. Our effective income tax rate decreased from 49.7% in 2006 (as amended) to 45.5% in 2007 primarily due to adjustments to deferred tax assets and liabilities balances in 2006 that did not recur in 2007.

At March 31, 2007, we have (1) tax net operating loss carryforwards of approximately $140.0 million that will begin expiring in 2010 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.6 million available to offset regular income taxes payable in future years. We estimate that we will utilize net operating loss carryforwards of $27.0 million to $30.0 million during the year ended December 31, 2007. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

We have recorded deferred tax assets of approximately $57.3 million associated with income tax net operating losses that were generated from 1995 to 2007, and that expire from 2010 to 2027.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 44% to 47% in the year ended December 31, 2007.

Cumulative Effect of a Change in Accounting Principle

On January 1, 2006 we adopted SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) required us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact (benefit) of adopting SFAS No. 123(R) attributed to accruing for expected forfeitures on outstanding share-based awards totaled $108,000 (as amended), which was reduced by income tax expense of $44,000 (as amended), and is reported as a cumulative effect of a change in accounting principle during 2006.

Multiple System Operator (“MSO”) Operating Statistics

Our operating statistics include capital expenditures and customer information from our Consumer and Commercial segments which offer services utilizing our cable services’ facilities.

Our capital expenditures by standard reporting category for the three months ended March 31, 2007 and 2006 follows (amounts in thousands):

	2007	2006
Line extensions	$9,320	1,753
Customer premise equipment	7,556	4,005
Scalable infrastructure	1,268	211
Support capital	210	122
Upgrade/rebuild	171	144
Commercial	32	3
Sub-total	18,557	6,238
Remaining reportable segments capital expenditures	11,515	7,449
	$30,072	13,687

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable service facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At March 31, 2007 and 2006 we had 125,000 and 124,100 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At March 31, 2007 and 2006 we had 268,000 and 243,500 revenue generating units, respectively.

Liquidity and Capital Resources

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

Cash flows from operating activities totaled $21.5 million for the three months ended March 31, 2007 as compared to $12.8 million for the three months ended March 31, 2006.

Other sources of cash during the three months ended March 31, 2007 included $4.6 million of collateral released and returned to us and $1.6 million from the issuance of our Class A common stock. Other uses of cash during the three months ended March 31, 2007 included expenditures of $30.1 million for property and equipment, including construction in progress, $19.5 million to acquire Alaska DigiTel, $15.1 million to repay a note payable and convertible debenture previously owed by Alaska DigiTel, and the repayment of $10.0 million on the revolving portion of our Senior Credit Facility.

Working capital totaled $42.6 million at March 31, 2007, a $51.8 million decrease as compared to $94.4 million at December 31, 2006. The decrease is primarily due to cash paid for capital expenditures, the Alaska DigiTel acquisition and debt repayment as previously described.

Net receivables decreased $1.0 million from December 31, 2006 to March 31, 2007 primarily due to payment timing on trade receivables partially off-set by the addition of $2.4 million net receivables due to the acquisition of Alaska DigiTel.

Senior Notes

We were in compliance with all Senior Notes loan covenants at March 31, 2007.

Senior Credit Facility

We had borrowed $15.0 million under our revolving credit facility at December 31, 2006 of which $10.0 million was repaid in January 2007. We borrowed $15.0 million under our revolving credit facility in April 2007. We were in compliance with all Senior Credit Facility loan covenants at March 31, 2007.

Capital Lease Obligation

On March 31, 2006, through our subsidiary GCC we entered into an agreement to lease transponder capacity on Intelsat’s Galaxy 18 spacecraft that is expected to be launched in mid-February 2008. We will also lease capacity on the Horizons 1 satellite, which is owned jointly by Intelsat and JSAT International, Inc. The leased capacity is expected to replace our existing transponder capacity on Intelsat’s Galaxy 10R satellite when it reaches its end of life.

We will lease C-band and Ku-Band transponders over an expected term of approximately 14 years once the satellite is placed into commercial operation in its assigned orbital location, and the transponders meet specific performance specifications and are made available for our use. The present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, is expected to total $77.0 million to $82.0 million. We will record the capital lease obligation and the addition to our Property and Equipment when the satellite is made available for our use which is expected to occur approximately one month after the launch.

Capital Expenditures

Our expenditures for property and equipment, including construction in progress, totaled $29.2 million and $13.7 million during the three months ended March 31, 2007 and 2006, respectively. Our capital expenditures requirements in excess of approximately $25.0 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2007 expenditures for property and equipment for our core operations, including construction in progress and excluding the Galaxy 18 satellite transponder capacity lease discussed above and potential additional investments in Alaska DigiTel, to total $130.0 million to $135.0 million, depending on available opportunities and the amount of cash flow we generate during 2007.

Share Repurchases

GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class B common stock. Our Board of Directors authorized us for up to $65.0 million of repurchases through March 31, 2007. We are authorized to continue our stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds, in our discretion, to repurchase additional shares. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters. During the three months ended March 31, 2007 we repurchased 113,000 shares of our common stock at a cost of approximately $1.7 million. We expect to continue the repurchases for an indefinite period subject to the availability of free cash flow, availability under our credit facilities, and the price of our Class A and Class B common stock. The repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

Other Expenditures and Commitments

Effective January 1, 2007 we invested $29.5 million in Alaska DigiTel in exchange for an 81.9% equity interest. We do not have voting control of Alaska DigiTel. We funded the transaction from existing cash balances and by drawing down $15.0 million under the revolving portion of our Senior Credit Facility in December 2006.

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

Those policies considered to be critical accounting policies for the three months ended March 31, 2007 are the Allowance for Doubtful Accounts, Impairment and Useful Lives of Intangible Assets, Accruals for Unbilled Costs, and the Valuation Allowance for Net Operating Loss Deferred Tax Assets. A complete discussion of our critical accounting policies can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2006 annual report on Form 10-K.

Other significant accounting policies, not involving the same level of measurement uncertainties as those listed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, share-based payments, and financial instruments require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these and other matters are among topics currently under reexamination by accounting standards setters and regulators. No specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, although outcomes cannot be predicted with confidence. A complete discussion of our significant accounting policies can be found in note 1 included in Part II of our December 31, 2006 annual report on Form 10-K.

Geographic Concentration and the Alaska Economy

We have one major customer, Verizon Communications, Inc. We also provide services to Sprint Nextel Corporation and Dobson. Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. All of the federal funding and the majority of investment revenues are dedicated for specific purposes, leaving oil revenues as the primary source of general operating revenues. Tourism, air cargo, and service sectors have helped offset the prevailing pattern of oil industry downsizing that has occurred during much of the last several years.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk, which is our primary risk, as well as various types of market risk in the normal course of business. We do not hold derivatives for trading purposes.

Our Senior Credit Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at LIBOR plus 1.50% or less depending upon our Total Leverage Ratio (as defined). Should the LIBOR rate change, our interest expense will increase or decrease accordingly. As of March 31, 2007, we have borrowed $162.2 million subject to interest rate risk. On this amount, each 1% increase in the LIBOR interest rate would result in $1,622,000 of additional gross interest cost on an annualized basis.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2007.

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

(b) Changes in Internal Controls

During the quarter ended March 31, 2007, we completed the remediation of two material weaknesses in our internal control over financial reporting that were identified in connection with management’s evaluation of our internal control over financial reporting as of December 31, 2006 and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

The first material weakness was the lack of adequate policies and procedures for the review of billing rate changes in two of our systems that produce invoices for our common carrier customers. During the first quarter of 2007, we completed the remediation of this material weakness by correcting the billing system rate errors so billings are being issued and recorded using correct rates. We also initiated processes, procedures and controls over the review and input of billing rates used in this billing system.

The second material weakness was the lack of adequate policies and procedures for the effective analysis and implementation of accounting pronouncements as applied to non-routine transactions. We outlined a plan in our 2006 Annual Report on Form 10-K for the remediation of this material weakness which had not been fully implemented at December 31, 2006. We completed the implementation of this plan during the first quarter of 2007 by retaining external consultants to advise us on non-routine accounting transactions.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

We are involved in various lawsuits that have arisen from time to time in the normal course of business. While the ultimate results of these items cannot be predicted with certainty we do not expect at this time the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of shares of our Class A and Class B common stock during the quarter ended March 31, 2007:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1, 2007 to January 31, 2007	482 [3]	$ 15.51	4,845,979	$11,190,010
February 1, 2007 to February 28, 2007	112,241 [3]	$ 15.50	4, 958,220	$9,450,274
March 1, 2007 to March 31, 2007	---	$ ---	4,958,220	$9,450,274
Total	112,723

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

[2]

The total amount approved for repurchase was $65.0 million through March 31, 2007 consisting of $60.0 million through December 31, 2006 and an additional $5.0 million during the three months ended March 31, 2007. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

[3]	Private party transactions made under our publicly announced repurchase plan.

Item 6. Exhibits

Exhibit No.	Description
10.138

Sixth amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated September 20, 2006

10.139

Seventh amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated January 17, 2007 #

10.140	General Communication, Inc. Director Compensation Plan dated June 29, 2006
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer, Secretary and Treasurer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer, Secretary and Treasurer

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

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	May 9, 2007
Ronald A. Duncan	(Principal Executive Officer)

/s/ John M. Lowber	Senior Vice President, Chief Financial	May 9, 2007
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Alfred J. Walker	Vice President, Chief Accounting	May 9, 2007
Alfred J. Walker	Officer (Principal Accounting Officer)