Form 10-Q
period 2007-09-30
GENERAL COMMUNICATION INC
filed 2007-11-06
CIK 808461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant's classes of common stock as of October 31, 2007 was:

49,957,484 shares of Class A common stock; and

3,256,623 shares of Class B common stock.

GENERAL COMMUNICATION, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2007
	(unaudited) and December 31, 2006	4

	Consolidated Income Statement for the three and nine months
	ended September 30, 2007 (unaudited) and 2006 (unaudited)	6

	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2007 (unaudited) and 2006 (unaudited)	7

	Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	47

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6.	Exhibits	49

Other items are omitted, as they are not applicable.

SIGNATURES		50

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	(Unaudited)
	September 30,	December 31,
ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$24,945	57,647
Restricted cash	---	4,612

Receivables	90,168	78,811
Less allowance for doubtful receivables	2,681	2,922
Net receivables	87,487	75,889

Deferred income taxes	12,559	20,685
Prepaid expenses	5,349	5,729
Inventories	4,310	3,362
Property held for sale	1,280	2,316
Notes receivable from related parties	44	1,080
Other current assets	1,034	1,988
Total current assets	137,008	173,308

Property and equipment in service, net of depreciation	478,805	454,879
Construction in progress	65,071	29,994
Net property and equipment	543,876	484,873

Cable certificates	191,565	191,565
Goodwill	42,181	42,181
Wireless certificates	26,925	1,497
Other intangible assets, net of amortization	11,328	7,011
Deferred loan and senior notes costs, net of amortization	6,353	7,091
Other assets	8,419	7,133
Total other assets	286,771	256,478
Total assets	$967,655	914,659

See accompanying notes to interim consolidated financial statements.

4	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(Amounts in thousands)	(Unaudited)
	September 30,	December 31,
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY	2007	2006

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$2,368	1,792
Accounts payable	34,149	28,404
Deferred revenue	16,057	16,566
Accrued payroll and payroll related obligations	14,407	14,598
Accrued liabilities	8,252	8,377
Accrued interest	3,010	8,710
Subscriber deposits	766	489
Total current liabilities	79,009	78,936

Long-term debt	526,565	487,737
Obligations under capital leases, excluding current maturities	2,275	2,229
Obligation under capital lease due to related party, excluding current maturity	495	561
Deferred income taxes	86,331	86,998
Other liabilities	13,544	12,725
Total liabilities	708,219	669,186

Minority interest	6,485	---

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 49,953 and 50,191 shares at September 30, 2007 and December 31, 2006, respectively; outstanding 49,666 and 49,804 shares at September 30, 2007 and December, 31, 2006, respectively	149,786	157,502
Class B. Authorized 10,000 shares; issued 3,257 and 3,370 shares at September 30, 2007 and December 31, 2006, respectively; outstanding 3,255 and 3,368 shares at September 30, 2007 and December, 31, 2006, respectively; convertible on a share-per-share basis into Class A common stock	2,751	2,846
Less cost of 288 and 258 Class A and Class B common shares held in treasury at September 30, 2007 and December 31, 2006, respectively	(1,388)	(1,436)
Paid-in capital	24,939	20,641
Notes receivable with related parties issued upon stock option exercise	---	(738)
Retained earnings	76,863	66,658
Total stockholders’ equity	252,951	245,473
Total liabilities, minority interest, and stockholders’ equity	$967,655	914,659

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2007	(as amended) 2006	2007	(as amended) 2006
Revenues	$133,864	125,081	388,035	356,123

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	47,878	41,523	133,229	116,065
Selling, general and administrative expenses	48,956	43,391	144,966	125,639
Depreciation and amortization expense	22,837	20,390	66,033	60,723
Operating income	14,193	19,777	43,807	53,696

Other income (expense):
Interest expense	(9,042)	(8,995)	(26,683)	(26,245)
Loan and senior note fees	(751)	(251)	(1,147)	(753)
Interest income	82	759	427	1,398
Minority interest	37	181	26	350
Other expense, net	(9,674)	(8,306)	(27,377)	(25,250)

Income before income tax expense and cumulative effect of a change in accounting principle	4,519	11,471	16,430	28,446

Income tax expense	2,306	4,989	7,672	13,058

Income before cumulative effect of a change in accounting principle	2,213	6,482	8,758	15,388

Cumulative effect of a change in accounting principle, net of income tax expense of $44	---	---	---	64

Net income available to common shareholders	$2,213	6,482	8,758	15,452

Basic net income available to common shareholders per common share:
Income available to common shareholders before cumulative effect of a change in accounting principle	$0.04	0.12	0.16	0.28
Cumulative effect of a change in accounting principle	---	---	---	---
Net income available to common shareholders	$0.04	0.12	0.16	0.28

Diluted net income available to common shareholders per common share:
Income available to common shareholders before cumulative effect of a change in accounting principle	$0.04	0.12	0.15	0.28
Cumulative effect of a change in accounting principle	---	---	---	---
Net income available to common shareholders	$0.04	0.12	0.15	0.28

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

(Amounts in thousands)	2007	2006 (as amended)
Cash flows from operating activities:
Net income	$8,758	15,452
Adjustments to reconcile net income to net cash provided by operating activities (net of effects of acquisition):
Depreciation and amortization expense	66,033	60,723
Deferred income tax expense	7,453	12,574
Bad debt expense	4,654	2,606
Share-based compensation expense	4,133	4,410
Other noncash income and expense items	2,071	2,003
Change in operating assets and liabilities, net of acquisition	(18,765)	(17,548)
Net cash provided by operating activities	74,337	80,220

Cash flows from investing activities:
Purchases of property and equipment	(105,236)	(63,983)
Purchase of business	(19,530)	---
Restricted cash	4,612	(3,000)
Purchases of other assets and intangible assets	(4,996)	(2,621)
Other	25	643
Net cash used in investing activities	(125,125)	(68,961)

Cash flows from financing activities:
Borrowing on Senior Credit Facility	50,000	---
Repayment of debt and capital lease obligations	(26,655)	(1,355)
Purchase of treasury stock to be retired	(7,979)	(29,315)
Proceeds from common stock issuance	3,123	8,472
Payment of debt issuance costs	(402)	---
Purchase of treasury stock	(1)	(2)
Payments received on notes receivable with related parties issued upon stock option exercise	---	443
Net cash provided by (used in) financing activities	18,086	(21,757)
Net decrease in cash and cash equivalents	(32,702)	(10,498)
Cash and cash equivalents at beginning of period	57,647	44,362

Cash and cash equivalents at end of period	$24,945	33,864

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
•

Facilities-based competitive local access services in Anchorage, Fairbanks, Juneau, Wasilla, Eagle River, Kodiak, and Ketchikan, Alaska as of September 30, 2007 with on-going expansion into additional Alaska communities,

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Alaska DigiTel, LLC ("Alaska DigiTel") Acquisition

On January 2, 2007, we acquired 81.9% of the equity interest and 20.0% of the voting interest of Alaska DigiTel, an Alaska wireless provider, for $29.5 million. We have a variable interest in Alaska DigiTel in which we are the primary beneficiary as defined by FIN 46R. We view our investment as an incremental way to participate in future growth of the Alaska wireless industry. We consolidated Alaska DigiTel in accordance with FIN 46R and their results of operations are included in the Consolidated Income Statement for the entire nine months ended September 30, 2007. The purchase price allocation has not been finalized at September 30, 2007 and it will be completed when the valuation analysis is final. The Alaska DigiTel purchase price has been preliminarily allocated as follows: cash $10.0 million, receivables, net $2.4 million, other current assets $850,000, property and equipment $12.8 million, wireless certificates $25.4 million, other intangible assets $4.4 million, current liabilities $4.1 million, debt $15.7 million and minority interest $6.5 million. The total assets of Alaska DigiTel were $54.6 million at September 30, 2007. Alaska DigiTel’s revenues for the nine months ended September 30, 2007 were $21.3 million and are primarily included in our consumer segment. Alaska DigiTel had outstanding debt of $538,000 at September 30, 2007 that is collateralized by $801,000 of its property in service. Alaska DigiTel’s creditors do not have recourse to GCI’s assets.

Assuming we had consolidated Alaska DigiTel on January 1, 2006, our revenues, income before cumulative effect of a change in accounting principle and basic and diluted earnings per common share ("EPS") for the three and nine months ended September 30, 2006 would have been as follows (amounts in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2006
Pro forma consolidated revenue	$130,951	371,061
Pro forma income before cumulative effect of a change in accounting principle	$6,405	14,790

EPS:
Basic and diluted – pro forma	$0.12	0.27

(c)	Earnings per Common Share

EPS and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended September 30,
	2007			2006 (as amended)
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Basic EPS:
Net income available to common shareholders	$ 2,213	52,852	$0.04	$ 6,482	53,345	$0.12

9	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Three Months Ended September 30,
2007			2006 (as amended)
Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts	Income (Num- erator)	Shares (Denom- inator)	Per-share

Effect of Dilutive Securities:
Unexercised stock options	---	1,267	---	---	1,529	---
Diluted EPS:
Net income available to common shareholders	2,213	---	---	6,482	---	---
Effect of share based compensation that may be settled in cash or shares	(147)	84	---	---	---	---
Net income adjusted for effect of share based compensation that may be settled in cash or shares	$ 2,066	54,203	$0.04	$ 6,482	54,874	$0.12

	Nine Months Ended September 30,
	2007			2006 (as amended)
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Basic EPS:
Income before cumulative effect of a change in accounting principle	$ 8,758	53,103	$0.16	$ 15,388	54,030	$0.28
Cumulative effect of a change in accounting principle	---	53,103	---	64	54,030	0.00
Net income available to common shareholders	$ 8,758	53,103	$0.16	$ 15,452	54,030	$0.28
Effect of Dilutive Securities:
Unexercised stock options	---	1,415	---	---	1,518	---
Diluted EPS:
Income before cumulative effect of a change in accounting principle	$ 8,758	---	---	$ 15,388	---	---
Effect of share based compensation that may be settled in cash or shares	(688)	93	---	---	---	---
	8,070	54,611	$0.15	15,388	55,548	$0.28
Cumulative effect of a change in accounting principle	---	---		64	55,548	0.00
Net income adjusted for effect of share based compensation that may be settled in cash or shares	$ 8,070	54,611	$0.15	$ 15,452	55,548	$0.28

10	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Stock options for the three and nine months ended September 30, 2007 and 2006, which have been excluded in the computations of diluted EPS because the effect of including these stock options would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average shares associated with outstanding stock options	2,573	1,748	1,622	1,372
Effect of share-based compensation that may be settled in cash or shares	---	130	---	124
	2,573	1,878	1,622	1,496

We have not issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings when, and if, we declare dividends on our common stock and, therefore, we do not apply the two-class method of calculating earnings per share.

(d)	Common Stock

Following are the changes in issued common stock for the nine months ended September 30, 2007 and 2006 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2005	51,200	3,843
Class B shares converted to Class A	27	(27)
Shares issued under stock option plan	1,270	---
Shares issued under the Director Compensation Plan	17	---
Shares retired	(2,335)	(436)
Balances at September 30, 2006	50,179	3,380

Balances at December 31, 2006	50,191	3,370
Class B shares converted to Class A	113	(113)
Shares issued under stock option plan	449	---
Shares issued under the Director Compensation Plan	23	---
Shares retired	(823)	--
Balances at September 30, 2007	49,953	3,257

GCI's Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class B common stock. GCI's Board of Directors authorized us to make up to $75.0 million of repurchases through September 30, 2007, under which we have made repurchases of $63.5 million through September 30, 2007. We are authorized to continue our stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters. We expect to continue the repurchases for an indefinite period subject to the availability of free cash flow, availability under our credit facilities, and the price of our Class A and Class B common stock. The repurchases have and will continue to comply with the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

During the nine months ended September 30, 2007 we received in lieu of a cash payment on a note receivable 112,000 shares of our Class A common stock at a cost of $1.7 million. During the

11	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

nine months ended September 30, 2007 and 2006 we repurchased 724,000 and 2,463,000 shares of our Class A and B common stock at a cost of $9.7 million and $29.3 million, respectively. The cost of the repurchased common stock is recorded in Retained Earnings on our Consolidated Balance Sheets. At September 30, 2007, 36,000 repurchased shares of our Class A common stock had not yet been retired. At September 30, 2007, we have authorization to purchase up to $11.5 million of our common stock.

(e)	Asset Retirement Obligations

Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at September 30, 2007 and 2006 (amounts in thousands):

Balance at December 31, 2005	$3,210
Accretion expense for the nine months ended September 30, 2006	129
Liability settled	(4)
Balance at September 30, 2006	$3,335

Balance at December 31, 2006	$3,408
Liability incurred	85
Accretion expense for the nine months ended September 30, 2007	106
Liability settled	(3)
Balance at September 30, 2007	$3,596

Our asset retirement obligations are included in Other Liabilities.

(f)	Use of Estimates

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

We recognize accrued interest on unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. We did not have any unrecognized tax benefits as of September 30, 2007 and 2006, and, accordingly, we did not recognize any interest expense.

12	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Additionally, we did not record any penalties during the nine months ended September 30, 2007 and 2006.

(h)	Classification of Taxes Collected from Customers

We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our income statement. We report certain immaterial surcharges on a gross basis in our income statement.

(i)	Reclassifications and Immaterial Error Corrections

Reclassifications have been made to the 2006 financial statements to make them comparable with the 2007 presentation.

We corrected immaterial errors for the three and nine months ended September 30, 2006 as follows (amounts in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006
Revenues decrease	$(740)	(740)
Cost of Goods Sold increase	(240)	---
Selling, general and administrative expense (increase) decrease	(902)	111
Income tax expense decrease	1,293	290
Net income decrease	$(589)	(339)

The corrections included reversing a change in estimate relating to a discount owed by a service provider recorded during the third quarter which should have been recorded in the second quarter, reducing certain payroll liabilities in the second quarter which were previously reported as reduced during the third quarter, correcting a duplicate payment to a service provider made during the second quarter previously reported as corrected during the third quarter, capitalization of associated benefits on capitalized labor during the second quarter previously reported as recorded during the third quarter, adjusting income tax expense in the third quarter to properly present the correction of an error in the second quarter income tax provision, and application of a statutory change to the rates charged to our common carrier customers during the third quarter, along with the associated effect on our company-wide success sharing accrual, during the three and nine months ended September 30, 2006 previously corrected during the fourth quarter of 2006. We also recorded the impact of these adjustments on our income tax expense. Additionally, we reclassified $1.1 million of expenses for the nine months ended September 30, 2006 related to a stock option award from cumulative effect of a change in accounting principle to selling, general and administrative expenses, and the related tax effect.

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures

Changes in operating assets and liabilities, net of acquisition, consist of (amounts in thousands):

Nine month period ended September 30,	2007	2006 (as amended)
Increase in accounts receivable	$(12,478)	(13,245)
Decrease in prepaid expenses	1,393	1,716
Increase in inventories	(314)	(1,137)
(Increase) decrease in other current assets	960	(30)
Increase in accounts payable	1,041	5,984
Decrease in deferred revenues	(2,705)	(782)

13	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Nine month period ended September 30,	2007	2006 (as amended)
Decrease in accrued payroll and payroll related obligations	(1,388)	(5,568)
Increase (decrease) in accrued liabilities	(548)	1,732
Decrease in accrued interest	(5,700)	(6,681)
Increase in subscriber deposits	83	93
Increase in components of other long-term liabilities	891	370
	$(18,765)	(17,548)

We paid interest totaling approximately $32.3 million and $32.8 million during the nine months ended September 30, 2007 and 2006, respectively.

We received $213,000 and $0 income tax refunds during the nine months ended September 30, 2007 and 2006. We paid income taxes of $80,000 and $312,000 during the nine months ended September 30, 2007 and 2006, respectively.

During the nine months ended September 30, 2006 we financed $2.2 million for the acquisition of two buildings through a capital lease obligation.

We retired Class A common stock in the amount of $11.3 million and $27.4 million during the nine months ended September 30, 2007 and 2006, respectively.

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

During the nine months ended September 30, 2007, $8.2 million in non-cash additions to property and equipment were recorded consisting of $6.7 million in unpaid purchases as of September 30, 2007 and $1.5 million in buildings that were transferred from property held for sale.

During the nine months ended September 30, 2006, we had $2.2 million in non-cash additions for unpaid purchases of property and equipment as of September 30, 2006.

(3)	Intangible Assets

Our wireless certificates increased $25.4 million and other intangible assets increased $4.4 million upon the consolidation of Alaska DigiTel during the nine months ended September 30, 2007 as further described in note 1(b). Our wireless certificates are indefinite-lived assets. The increase in other intangible assets is due to the recognition of customer relationships with a weighted average amortization period of forty-six months.

14	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Amortization expense	$908	560	2,666	1,348

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2007	$3,324
2008	2,986
2009	2,667
2010	2,146
2011	738

(4)	Share-Based Compensation

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option exercise activity existed among employee job categories. Therefore, for all stock options, we have categorized these awards into two groups for valuation purposes.

The weighted average grant date fair value of awards granted during the nine months ended September 30, 2007 and 2006 was $9.56 per share and $6.43 per share, respectively. The total fair value of awards vesting during the nine months ended September 30, 2007 and 2006 was $2.9 million and $2.8 million, respectively.

Share-based compensation expense is classified as selling, general and administrative expense in our consolidated income statement. Unrecognized share-based compensation expense was approximately $17.2 million as of September 30, 2007, relating to a total of 3.1 million unvested awards. We expect to recognize this share-based compensation expense over a weighted average period of approximately 3.2 years.

15	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

The following is a summary of our Stock Option Plan activity for the nine months ended September 30, 2007:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2006	5,867	$ 8.22

Options granted	849	$13.04
Restricted stock awards granted	502	$ 13.04
Exercised	(449)	$ 6.95
Forfeited	(67)	$ 8.63
Outstanding at September 30, 2007	6,702	$ 9.03

Available for grant at September 30, 2007	1,684

The following is a summary of activity for stock option grants that were not made pursuant to the Stock Option Plan for the nine months ended September 30, 2007:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2006 and September 30, 2007	150	$6.50

Available for grant at September 30, 2007	---

In January 2001 we entered into an aircraft operating lease agreement with a company owned by our President and Chief Executive Officer. The lease was amended effective January 1, 2002 and February 25, 2005. Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share, of which 150,000 shares remain and are exercisable at September 30, 2007.

The total intrinsic values, determined as of the date of exercise, of options exercised during the nine months ended September 30, 2007 and 2006 were $3.4 million and $6.4 million, respectively. We received $3.1 million and $8.5 million in cash from stock option exercises during the nine months ended September 30, 2007 and 2006, respectively. We used cash of $0 and $5.5 million to settle stock option agreements during the nine months ended September 30, 2007 and 2006, respectively. We discontinued offering a cash-settlement exercise option to employees on October 23, 2006 and do not intend to cash-settle option exercises in the future.

(5)	Long-term Debt

In September 2007 we exercised our right to add an Incremental Facility of up to $100.0 million to our existing Senior Credit Facility. The Incremental Facility was structured in the form of a $55.0 million increase to the existing term loan component of our Senior Credit Facility and a $45.0 million increase to the existing revolving loan component of our Senior Credit Facility. The $100.0 million Incremental Facility will become due under the same terms and conditions as set forth in the existing Senior Credit Facility.

The Incremental Facility increased the interest rate on the term loan component of our Senior Credit Facility from LIBOR plus 1.50% to LIBOR plus 2.00%. The interest rate on the revolving loan component of the previous Senior Credit Facility was LIBOR plus a margin dependent upon our Total Leverage Ratio ranging from 1.00% to 1.75%. The Incremental Facility increased the revolving credit

16	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

facility interest rate for our Senior Credit Facility to LIBOR plus the following applicable margin dependent upon our Total Leverage ratio:

Total Leverage Ratio (as defined)	Applicable Margin
>3.75	2.25%
>3.25 but <3.75	2.00%
>2.75 but <3.25	1.75%
<2.75	1.50%

$55.0 million was drawn on the term loan component of the Incremental Facility at the time of the debt modification. Our term loan is fully drawn and we have letters of credit outstanding totaling $4.2 million at September 30, 2007, which leaves $95.8 million available for unconditional immediate borrowing under the revolving credit facility.

This transaction was a substantial modification of a portion of our existing Senior Credit Facility resulting in a $343,000 write-off of previously deferred loan fees during the three and nine months ended September 30, 2007 in our Consolidated Income Statement. Deferred loan fees of $317,000 associated with the portion of our existing Senior Credit Facility determined not to have been substantially modified continue to be amortized over the remaining life of the Senior Credit Facility.

In connection with the Incremental Facility, we paid bank fees and other expenses of $403,000 during the three and nine months ended September 30, 2007 of which $208,000 were written-off in the three and nine months ended September 30, 2007 and $195,000 were deferred and will be amortized over the remaining life of the Senior Credit Facility.

As of September 30, 2007 maturities of long-term debt under the Senior Credit Facility were as follows (amounts in thousands):

Years ending December 31,
2007	$537
2008	2,146
2009	2,140
2010	2,135
2011	102,702
2012 and thereafter	101,637
$211,297

(6)	Industry Segments Data

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

Corporate related expenses including engineering, operations and maintenance of our core network, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are allocated to our segments using segment margin for the years ended December 31, 2006 and 2005, respectively. Bad debt expense for the three and nine months ended September 30, 2007 and 2006 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the three and nine months ended September 30, 2007 and 2006, respectively.

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

Summarized financial information for our reportable segments for the three and nine months ended September 30, 2007 and 2006 follows (amounts in thousands):

Three months ended September 30,		Consumer	Network Access	Commer-cial	Managed Broadband	Total Reportable Segments
2007
Revenues:
Intersegment	$	---	831	1,343	---	2,174
External		56,623	42,657	27,215	7,369	133,864
Total revenues		$56,623	43,488	28,558	7,369	136,038
Earnings from external operations before depreciation, amortization, net interest expense, income taxes and share-based compensation expense		$11,135	20,790	4,522	2,248	38,695

2006 (as amended)
Revenues:
Intersegment	$	---	---	1,257	---	1,257
External		45,243	44,899	28,511	6,428	125,081
Total revenues		$45,243	44,899	29,768	6,428	126,338
Earnings from external operations before depreciation, amortization, net interest expense, income taxes and share-based compensation expense		$8,009	25,597	5,086	2,665	41,357

18	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

		Consumer	Network Access	Commer-cial	Managed Broadband	Total Reportable Segments
Nine months ended September 30,
2007
Revenues:
Intersegment	$	---	2,194	3,972	---	6,166
External		164,788	124,599	77,405	21,243	388,035
Total revenues		$164,788	126,793	81,377	21,243	394,201
Earnings from external operations before depreciation, amortization, net interest expense, income taxes and share-based compensation expense		$31,858	63,131	12,590	6,420	113,999

2006 (as amended)
Revenues:
Intersegment	$	---	---	3,981	---	3,981
External		132,129	124,099	80,652	19,243	356,123
Total revenues		$132,129	124,099	84,633	19,243	360,104
Earnings from external operations before depreciation, amortization, net interest expense, income taxes and share-based compensation expense		$25,273	69,494	17,645	6,767	119,179

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006 (as amended)	2007	2006 (as amended)
Reportable segment revenues	$136,038	126,338	394,201	360,104
Less intersegment revenues eliminated in consolidation	2,174	1,257	6,166	3,981
Consolidated revenues	$133,864	125,081	388,035	356,123

19	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

A reconciliation of reportable segment earnings from external operations before depreciation and amortization expense, net interest expense, income taxes and share-based compensation expense to consolidated income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006 (as amended)	2007	2006 (as amended)
Reportable segment earnings from external operations before depreciation and amortization expense, net interest expense, income taxes and share-based compensation expense	$38,695	41,357	113,999	119,179
Less depreciation and amortization expense	22,837	20,390	66,033	60,723
Less share-based compensation expense	1,628	1,009	4,133	4,410
Less other income	37	181	26	350
Consolidated operating income	14,193	19,777	43,807	53,696
Less other expense, net	9,674	8,306	27,377	25,250
Consolidated income before income tax expense and cumulative effect of a change in accounting principle	$4,519	11,471	16,430	28,446

(7)	Commitments and Contingencies

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

Wireless Service Equipment Obligation

We have entered into an agreement to purchase hardware and software capable of providing wireless service to small markets in rural Alaska as a reliable substitute for standard wire line service. The agreement has a total commitment of $23.1 million. We paid a $2.1 million down payment in 2007 and expect to pay $2.3 million, $8.8 million, $6.9 million, and $3.0 million during the years ended December 31, 2007, 2008, 2009, and 2010, respectively.

Capital Lease Obligation

On March 31, 2006, through our subsidiary GCI Communication Corp. (“GCC”) we entered into an agreement to lease transponder capacity on Intelsat, Ltd.’s (“Intelsat”) Galaxy 18 spacecraft that is expected to be launched March 5, 2008. We will also lease capacity on the Horizons 1 satellite, which is owned jointly by Intelsat and JSAT International, Inc. The leased capacity is expected to replace our existing transponder capacity on Intelsat’s Galaxy 10R satellite when it reaches its end of life, which is expected in mid-May 2008.

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

Submarine Cable Obligation

In September 2007 we entered into an agreement to purchase the submarine cable, amplifiers and line terminal equipment for our Southeast Alaska submarine fiber optics project. In addition to providing the equipment for the new submarine line, the contract includes additional equipment to upgrade the Alaska United West submarine cable system and also includes an option to increase capacity on the Alaska United East submarine cable system.  The agreement has a total commitment of $11.2 million. We paid a $1.2 million down payment in October 2007 and expect to pay the remaining $10.0 million in 2008.

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

On May 22, 2006, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from regulation of interstate broadband and access services. On August 20, 2007, the FCC granted in part and denied in part the requested relief, requiring that ACS comply with certain safeguards to ensure the relief granted would not result in harm to consumers or competition. On September 19, 2007, GCI and ACS both filed petitions for reconsideration on discrete findings in the order. The petitions are pending and we cannot predict the final outcome of the proceeding at this time.

21	(Continued)

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

The Federal State Joint Board on Universal Service (“Joint Board”) has recommended the imposition of a state-by-state interim cap on high cost funds to be distributed to ETCs. If the Joint Board recommendation is adopted by the FCC, this cap will reduce the high cost fund amounts available to competitive ETCs such as us as new competitive ETCs are designated and as existing competitive ETCs acquire new customers. In addition, the Joint Board is reviewing long-term options for curbing growth in the fund to make additional recommendations for FCC action. We cannot predict at this time the outcome of the FCC proceeding to consider the interim cap proposal, the ongoing Joint Board review, or their respective impacts on us. Both these and any future regulatory, legislative, or judicial actions could affect the operation of the USF and result in a change in our revenue for providing local access services in new and existing markets and facilities-based wireless services in new markets.

United Utilities ("UUI") and Unicom Telecommunications Agreement to Purchase

We have signed an agreement to purchase the stock of the UUI and Unicom telecommunications subsidiaries of United Communications, Inc. ("UCI") for $40.0 million. Additionally we may assume approximately $37.0 million in debt as part of the acquisition. This transaction is subject to customary closing conditions, including regulatory approval. We have filed applications with the RCA and FCC seeking the requisite regulatory consent for the transaction. This transaction will close upon regulatory approval which is expected in the third quarter of 2008.

Alaska Wireless Communications, LLC. ("Alaska Wireless") Memorandum of Understanding

We have signed a memorandum of understanding to purchase Alaska Wireless for approximately $15.0 million to $16.0 million. This transaction is subject to customary closing conditions, including regulatory approval. We have not yet filed applications with the FCC seeking the requisite regulatory consent to the transaction. This transaction will close upon regulatory approval which is expected in the third quarter of 2008.

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

Immaterial Error Corrections

We corrected immaterial errors for the three and nine months ended September 30, 2006 as follows (amounts in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006
Revenues decrease	$(740)	(740)
Cost of Goods Sold increase	(240)	---
Selling, general and administrative expense (increase) decrease	(902)	111
Income tax expense decrease	1,293	290
Net income decrease	$(589)	(339)

The corrections included reversing a change in estimate relating to a discount owed by a service provider recorded during the third quarter which should have been recorded in the second quarter, reducing certain payroll liabilities in the second quarter which were previously reported as reduced during the third quarter, correcting a duplicate payment to a service vendor made during the second quarter previously reported as corrected during the third quarter, capitalization of associated benefits on capitalized labor during the second quarter previously reported as recorded during the third quarter, adjusting income tax expense in the third quarter to properly present the correction of an error in the second quarter income tax provision, and application of a statutory change to the rates charged to our common carrier customers during the third quarter, along with the associated effect on our company-wide success sharing accrual, during the three and nine months ended September 30, 2006 previously corrected during the fourth quarter of 2006. We also recorded the impact of these adjustments on our income tax expense. Additionally, we reclassified $1.1 million of expenses for the nine months ended September 30, 2006 related to a stock option award from cumulative effect of a change in accounting principle to selling, general and administrative expenses, and the related tax effect.

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

In June 2007 AT&T Inc. announced its acquisition of Dobson Communications Corporation (“Dobson”), a significant Network Access segment customer, subject to regulatory approval. We are unable to predict the acquisition’s effect upon our Network Access segment revenues, but we are in discussions with AT&T Inc. to renegotiate our service and wireless resale contract.

Due in large part to the favorable synergistic effects of our bundling strategy focused on consumer and commercial customers, long-distance service continues to be a significant contributor to our overall performance, although the migration of traffic from our voice products to our data and wireless products continues.

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

We estimate that our September 30, 2007 and 2006 total lines in service represent a statewide market share of approximately 27% and 26%, respectively. At September 30, 2007 and 2006 approximately 53% and 34%, respectively, of our lines are provided on our own facilities including digital local phone service (“DLPS”).

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

In 2005 and 2006 the RCA issued orders granting us certification to serve the service areas of Ketchikan Public Utility, Cordova Telephone Cooperative, Copper Valley Telephone Cooperative, MTA, the Glacier State area served by ACS of the Northland, Alaska Telephone Company, Interior Telephone Company, United-KUC and Mukluk Telephone Company. The affected rural local exchange carriers have appealed various aspects of the certification rulings. We cross-appealed on whether the RCA had issued an untimely order beyond the statutory deadline when it approved the portion of the application granting us authority to serve Wrangell, Petersburg, Seward, Sitka and Nome. The Superior Court issued a ruling on October 5, 2007 holding that the RCA’s approval had been untimely and that our authority to serve those areas was effective immediately by operation of law. We are uncertain when the rulings will be received on the remaining issues in the appeal.

In accordance with our interconnection agreement with MTA we began offering facilities-based local access services in Eagle River, Chugiak and Wasilla on February 16, 2007, April 5, 2007, and September 24, 2007, respectively. We intend to initiate service in an additional exchange in the MTA study area in 2007. In accordance with our interconnection agreement with MTA we began offering resale services in Eagle River, Chugiak, and the remainder of the MTA study area on February 16, 2007, April 5, 2007, and September 24, 2007, respectively. We began offering local access services in Ketchikan and Kodiak on June 18, 2007, and August 13, 2007, respectively.

We are offering and plan to offer service in these new areas using a combination of methods. To a large extent, we plan to use our existing coaxial cable network to deliver local services. Where we do not have cable facilities, we may resell other carriers’ services, lease portions of an existing carrier’s network or seek wholesale discounts.

We plan to have deployed 55,000 DLPS lines which utilize our coaxial cable facilities by December 31, 2007. This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.

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

The Federal-State Joint Board on Universal Service is currently reviewing options for curbing growth in the fund and plans to make recommendations to the FCC. We cannot predict at this time the outcome of this proceeding or its impact on us. This and any future regulatory, legislative, or judicial actions could affect the operation of the USF and result in a change in our revenue for providing local access services in new and existing markets and facilities-based wireless services in new markets.

We have signed an agreement to purchase the UUI and Unicom telecommunications subsidiaries of UCI for $40.0 million. Additionally we may assume approximately $37.0 million in debt as part of the acquisition. This transaction is subject to customary closing conditions, including regulatory approval. We have filed applications with the RCA and FCC seeking the requisite regulatory consent for the transaction. The results of operations generated by the acquired companies will impact our voice and data services in all of our segments. This transaction will close upon regulatory approval which is expected in the third quarter of 2008.

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

Private Line and Private Networks

We generate private line and private network services revenue from two primary sources: (1) leasing capacity on our facilities that utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location, and (2) through the sale of Internet Protocol-based data services on a secured shared network to businesses linking multiple enterprise locations. The factor that has the greatest impact on year-to-year changes in private line and private network services revenues is the number of private lines and private networks in use. We compete against Alascom, ACS and other local telecommunication service providers.

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

In June 2007 AT&T Inc. announced its acquisition of Dobson to include Dobson’s Alaska wireless facilities subject to regulatory approval. We are unable at this time to predict the acquisition’s effect upon our agreement to resell Dobson services, but we are in discussions with AT&T Inc. to renegotiate our service and wireless resale contract.

Beginning in 2008 we plan to provide facilities-based wireless service to small markets in rural Alaska as a reliable substitute for standard wire line service.

We have signed a memorandum of understanding to purchase Alaska Wireless for approximately $15.0 million to $16.0 million. This transaction is subject to customary closing conditions, including regulatory approval. We have not yet filed applications with the FCC seeking the requisite regulatory consent to the transaction. The results of operations generated by the acquired company will impact our wireless services in our Consumer and Commercial segments. This transaction will close upon regulatory approval which is expected in the third quarter of 2007.

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage Change[1]			Percentage Change[1]
	Three Months Ended		2007	Nine Months Ended		2007
	September 30,		vs.	September 30,		vs.
	2007	2006(as	2006(as	2007	2006(as	2006(as
(Unaudited)		amended)	amended)		amended)	amended)
Statements of Operations Data:
Revenues:
Consumer segment	42.3%	36.2%	25.2%	42.5%	37.1%	24.7%
Network Access segment	31.9%	35.9%	(5.0%)	32.1%	34.9%	0.4%
Commercial segment	20.3%	22.8%	(4.6%)	20.0%	22.6%	(4.0%)
Managed Broadband segment	5.5%	5.1%	14.6%	5.4%	5.4%	10.4%
Total revenues	100.0%	100.0%	7.0%	100.0%	100.0%	9.0%
Selling, general and administrative expenses	36.6%	34.7%	12.8%	37.4%	35.3%	15.4%
Depreciation and amortization expense	17.1%	16.3%	12.0%	17.0%	17.1%	8.7%
Operating income	10.6%	15.8%	(28.2%)	11.3%	15.1%	(18.4%)
Other expense, net	7.2%	6.6%	16.5%	7.1%	7.1%	8.4%
Income before income tax expense and cumulative effect of a change in accounting principle in 2006	3.4%	9.2%	(60.6%)	4.2%	8.0%	(42.2%)
Income before cumulative effect of a change in accounting principle in 2006	1.7%	5.2%	(65.9%)	2.3%	4.3%	(43.1%)
Net income	1.7%	5.2%	(65.9%)	2.3%	4.3%	(43.3%)

[1] Percentage change in underlying data.

Three Months Ended September 30, 2007 (“third quarter of 2007”) Compared to Three Months Ended September 30, 2006 (as amended) (“third quarter of 2006”)

Overview of Revenues and Cost of Goods Sold

Total revenues increased 7.0% from $125.1 million in the third quarter of 2006 to $133.9 million in the third quarter of 2007. Revenue increases in our Consumer and Managed Broadband segments were partially off-set by decreases in our Network Access and Commercial segments. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 15.3% from $41.5 million in the third quarter of 2006 to $47.9 million in the third quarter of 2007. Cost of Goods Sold increases in our Consumer, Network Access and Managed Broadband segments were partially offset by a decrease in our Commercial segment. See the discussion below for more information by segment.

Consumer Segment Overview

Consumer segment revenue represented 42.3% of third quarter 2007 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

	Third quarter		Percentage
	2007	2006	Change
Voice	$11,714	11,679	0.3%
Video	23,834	22,486	6.0%
Data	8,704	7,450	16.8%
Wireless	12,371	3,628	241.0%
Total Consumer segment revenue	$56,623	45,243	25.2%

Consumer segment Cost of Goods Sold represented 44.5% of third quarter 2007 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	Third quarter
	2007	2006 (as amended)	Percentage Change
Voice	$4,600	4,841	(5.0%)
Video	8,727	7,597	14.9%
Data	713	547	30.3%
Wireless	7,262	3,653	98.8%
Total Consumer segment Cost of Goods Sold	$21,302	16,638	28.0%

Selected key performance indicators for our Consumer segment follow:

	September 30,		Percentage
	2007	2006	Change
Voice:
Long-distance subscribers[1]	89,700	91,200	(1.6%)
Long-distance minutes carried (in millions)	33.2	34.3	(3.2%)
Total local access lines in service[2]	69,500	67,400	3.1%
Local access lines in service on GCI facilities[2]	45,900	27,500	66.9%

Video:
Basic subscribers[3]	125,600	121,800	3.1%
Digital programming tier subscribers[4]	62,600	56,500	10.8%
HD/DVR converter boxes[5]	43,600	22,800	91.2%
Homes passed	222,100	218,100	1.8%
Average monthly gross revenue per subscriber[6]	$63.44	$61.66	2.9%

Data:
Cable modem subscribers[7]	84,100	76,800	9.5%

September 30,		Percentage
2007	2006	Change
Wireless:
Wireless lines in service[8]	66,100	21,700	204.6%
Average monthly gross revenue per subscriber[9]	$58.25	$49.27	29.2%

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

Consumer Segment Revenues

The increase in voice revenue is primarily due to a $358,000 or 5.7% increase in local service revenue due to an increase in the monthly network access fee and increased local access lines. The increase is partially off-set by a $108,000 or 6.7% decrease in support from the Universal Service Program and decreased long-distance subscribers and decreased long-distance billable minutes carried for these subscribers.

The increase in video revenue is primarily due to the following:

•

A 3.1% increase in programming services revenue to $19.4 million primarily resulting from an increase in digital programming tier subscribers and increased rates charged for certain cable services effective in the fourth quarter of 2006, and

•	A 22.5% increase in equipment rental revenue to $4.1 million primarily resulting from our customers’ increased use of digital distribution technology.

The increase in data revenue is primarily due to a 17.2% increase in cable modem revenue to $7.2 million. The cable modem revenue increase is primarily due to increased subscribers and their selection of more value-added premium features in the third quarter of 2007 as compared to the third quarter of 2006.

The increase in wireless revenue is due to our January 1, 2007 acquisition of Alaska DigiTel and a $3.0 million or 81.4% increase in the wireless revenue from our resale agreement primarily due to increased subscribers. Consumer segment wireless revenues from our Alaska DigiTel investment totaled $5.8 million in the third quarter of 2007.

Consumer Segment Cost of Goods Sold

The decrease in voice Cost of Goods Sold is primarily due to the following:

•	Cost savings resulting from the increased provision of services through our own facilities in the last three months of 2006 and the first nine months of 2007,

•	Decreased voice minutes carried, and
•

Reduced access costs resulting from the distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $0.012 and up to $0.055 per minute for originating and terminating interstate and intrastate traffic, respectively.

Due to the Settlement Agreement, as further described above in Part I, Item I, Note 7, we expect Consumer voice Cost of Goods Sold to increase approximately $523,000 during the year ended December 31, 2007. Due to the conversion of lines from ACS' facilities to our own the increased per UNE loop cost will be partially off-set by the purchase of fewer such loops therefore we do not expect this settlement to have a material adverse effect on our financial results for future years.

The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers in three of the state’s five largest population centers, the fourth quarter 2006 expiration of arrangements with suppliers from which we earned rebates and refunds upon us meeting specified goals, and increased rates paid to programmers and increased subscribers.

The wireless Cost of Goods Sold increase is primarily due to our January 1, 2007 acquisition of Alaska DigiTel and a $1.4 million or 37.6% increase in our wireless service Cost of Goods Sold related to increased wireless service revenue from our resale agreement. Consumer segment wireless Cost of Goods Sold from our Alaska DigiTel investment totaled $2.2 million in the third quarter of 2007.

Network Access Segment Overview

Network access segment revenue represented 31.9% of third quarter 2007 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

	Third quarter		Percentage
	2007	2006	Change
Voice	$25,856	31,772	(18.6%)
Data	14,920	13,127	13.7%
Wireless	1,881	---	NM
Total Network Access segment revenue	$42,657	44,899	(5.0%)

NM – Not meaningful.

Network Access segment Cost of Goods Sold represented 24.1% of third quarter 2007 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

	Third quarter		Percentage
	2007	2006	Change
Voice	$8,291	7,452	11.3%
Data	3,169	2,434	30.2%
Wireless	94	---	NM
Total Network Access segment Cost of Goods Sold	$11,554	9,886	16.9%

NM – Not meaningful.

Selected key performance indicators for our Network Access segment follow:

	September 30,		Percentage
	2007	2006	Change
Voice:
Long-distance minutes carried (in millions)	321.4	373.6	(14.0%)

Data:
Internet service provider access lines in service[1]	2,600	3,100	(16.1%)

[1] An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues

The decrease in voice revenue is primarily due to decreased billable minutes and a 4.0% decrease in our rate per minute on billable minutes carried for our common carrier customers. The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% rate decrease mandated by federal law which will result in annual rate decreases of 3.0%.

The increase in data revenue is primarily due to an increase in circuits sold.

The Network Access segment wireless revenue results from our January 1, 2007 acquisition of Alaska DigiTel.

Network Access Segment Cost of Goods Sold

The increase in voice Cost of Goods Sold is primarily due to an average cost per minute increase due to a change in the composition of traffic and a $523,000 unfavorable rate adjustment from a vendor. In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

The increase in data Cost of Goods Sold is primarily due to costs associated with the increased circuits sold discussed above and $754,000 in costs to repair breaks in our undersea and terrestrial fiber-optic cable systems.

Commercial Segment Overview

Commercial segment revenue represented 20.3% of third quarter 2007 consolidated revenues. The components of Commercial segment revenue are as follows (amounts in thousands):

	Third quarter		Percentage
	2007	2006	Change
Voice	$7,803	8,204	(4.9%)
Video	2,148	2,122	1.2%
Data	15,949	17,523	(9.0%)
Wireless	1,315	662	98.6%
Total Commercial segment revenue	$27,215	28,511	(4.6%)

Commercial segment Cost of Goods Sold represented 27.9% of third quarter 2007 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	Third quarter
	2007	2006 (as amended)	Percentage Change
Voice	$4,836	4,828	0.2%
Video	408	359	13.6%
Data	6,951	8,016	(13.3%)
Wireless	1,157	734	57.6%
Total Commercial segment Cost of Goods Sold	$13,352	13,937	(4.2%)

Selected key performance indicators for our Commercial segment follow:

	September 30,		Percentage
	2007	2006	Change
Voice:
Long-distance subscribers[1]	10,800	11,500	(6.1%)
Long-distance minutes carried (in millions)	33.5	33.8	(0.9%)
Total local access lines in service[2]	42,700	41,700	2.4%
Local access lines in service on GCI facilities [2]	11,900	8,000	48.8%

Data:
Cable modem subscribers[3]	8,300	7,200	15.3%

Wireless:
Wireless lines in service[4]	7,200	4,100	75.6%

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

The decrease in data revenue is primarily due to a $2.9 million or 67.7% decrease in revenue earned from the lease and provision of management and maintenance services on a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks as described above. The decrease is partially off-set by a $1.1 million increase in managed services project revenue.

The increase in wireless revenue is primarily due to increased subscribers to our wireless offerings from our resale agreement.

Commercial Segment Cost of Goods Sold

The increase in voice Cost of Goods Sold is primarily due to increased local access lines in service. Savings resulting from increased provision of services through our own facilities in the last three months of 2006 and the first nine months of 2007, decreased voice minutes carried, and decreased costs associated with decreased long-distance subscribers largely off-set the increase.

The decrease in data Cost of Goods Sold resulted primarily from a 93.0% decrease in Cost of Goods Sold to $168,000 resulting from the decrease in revenue earned from the lease and provision of management and maintenance services on a portion of our 800-mile fiber optic system capacity discussed above. The decrease was partially off-set by an increase in contract labor and internal labor due to the increase in managed services project revenue discussed above.

Due to the Settlement Agreement, as further described above in Part I, Item I, Note 7, we expect Commercial voice Cost of Goods Sold to increase approximately $497,000 during the year ended December 31, 2007. Due to the conversion of lines from ACS' facilities to our own the increased per UNE loop cost will be partially off-set by the purchase of fewer such loops therefore we do not expect this settlement to have a material adverse effect on our financial results for future years.

The wireless Cost of Goods Sold increase is primarily due to increased wireless service revenue from our resale agreement.

Managed Broadband Segment Overview

Managed Broadband segment revenue represented 5.5% of third quarter 2007 consolidated revenues and Cost of Goods Sold represented 3.5% of third quarter 2007 consolidated Cost of Goods Sold. The Managed Broadband segment includes data products only.

Selected key performance indicators for our Managed Broadband segment follow:

	September 30,		Percentage
	2007	2006	Change
Managed Broadband segment:
SchoolAccess® customers	51	48	6.3%
Rural health customers	21	22	(4.5%)

Managed Broadband Segment Revenues

Managed Broadband segment revenue increased 14.6% to $7.4 million in the third quarter of 2007. The increase is due to several product sales that did not occur in third quarter 2006 and increased circuits purchased by our rural health and school access customers.

Managed Broadband Segment Cost of Goods Sold

Managed Broadband segment Cost of Goods Sold increased 57.3% to $1.7 million in the third quarter of 2007 primarily due to costs associated with the product sales and increased circuits purchased as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 12.8% to $49.0 million in the third quarter of 2007 primarily due to the following:

•	Recognition of $4.4 million in additional expense resulting from our January 1, 2007 acquisition of Alaska DigiTel,
•	A $2.1 million increase in labor costs, and
•

A $1.3 million increase in bad debt expense primarily due to increases in allowances established for certain Managed Broadband services customers in the third quarter of 2007 and decreases in allowances established for certain Managed Broadband services customers in the third quarter of 2006.

The selling, general and administrative expenses increase is partially offset by a $1.3 million decrease related to certain promotion expenses in the third quarter of 2006 which did not occur in the third quarter of 2007, and a $688,000 decrease in our company-wide success sharing bonus accrual

As a percentage of total revenues, selling, general and administrative expenses increased to 36.6% in 2007 from 34.7% in 2006, primarily due to the increases described above without a proportional increase in revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 12.0% to $22.8 million in the third quarter of 2007. The increase is primarily due to our $83.4 million investment in equipment and facilities placed into service during 2006 for which a full year of depreciation is being recorded in 2007 and the $73.2 million investment in equipment and facilities placed into service during the nine months ended September 30, 2007 for which a partial year of depreciation will be recorded in 2007.

Other Expense, Net

Other expense, net of other income, increased 16.5% to $9.7 million in the third quarter of 2007 primarily due to the following:

•	In the third quarter of 2007, we substantially modified our Senior Credit Facility resulting in loan fee expense of $551,000,
•	A $677,000 or 89.2% decrease in interest income in 2007 resulting from a decrease in our average cash and cash equivalents balance in 2007 as compared to 2006, and
•	A $607,000 or 6.7% increase in interest costs due to an increase in our average outstanding debt balance in 2007 as compared to 2006.

The increases described above are partially offset by an increase in capitalized interest from $0 in the third quarter of 2006 to $560,000 in the third quarter of 2007.

Income Tax Expense

Income tax expense totaled $2.3 million and $5.0 million in the third quarter of 2007 and 2006, respectively. Our effective income tax rate increased from 43.5% in the third quarter of 2006 to 51.0% in the third quarter of 2007 due primarily to the lower pre-tax net income without a comparable decrease in non-deductible items.

At September 30, 2007, we have (1) tax net operating loss carryforwards of approximately $128.3 million that will begin expiring in 2010 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.8 million available to offset regular income taxes payable in future years. We estimate that we will utilize net operating loss carryforwards of $12.0 million to $16.0 million during the year ended December 31, 2007. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

We have recorded deferred tax assets of approximately $52.5 million associated with income tax net operating losses that were generated from 1995 to 2005, and that expire from 2010 to 2027, and with charitable contributions that were converted to net operating losses in 2006 and 2007, and that expire in 2026 and 2027, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 44% to 47% in the year ended December 31, 2007.

Nine Months Ended September 30, 2007 (“2007”) Compared to Nine Months Ended September 30, 2006 (as amended) (“2006”)

Overview of Revenues and Cost of Goods Sold

Total revenues increased 9.0% from $356.1 million in 2006 to $388.0 million in 2007. Revenue increases in our Consumer, Network Access, and Managed Broadband segments were partially off-set by a decrease in our Commercial segment. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 14.8% from $116.1 million in 2006 to $133.2 million in 2007. Cost of Goods Sold increased in all of our segments.

Consumer Segment Overview

Consumer segment revenue represented 42.5% of 2007 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$34,549	34,443	0.3%
Video	71,372	66,816	6.8%
Data	24,807	21,669	14.5%
Wireless	34,060	9,201	270.2%
Total Consumer segment revenue	$164,788	132,129	24.7%

Consumer segment Cost of Goods Sold represented 46.9% of 2007 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	2007	2006 (as amended)	Percentage Change
Voice	$13,599	15,588	(12.8%)
Video	26,181	22,684	15.4%
Data	2,087	1,624	28.5%
Wireless	20,570	9,584	114.6%
Total Consumer segment Cost of Goods Sold	$62,437	49,480	26.2%

Selected key performance indicators for our Consumer segment follow:

			Percentage
	2007	2006	Change
Voice:
Long-distance minutes carried (in millions)	101.0	107.1	(5.4%)

Video:
Average monthly gross revenue per subscriber[1]	$63.54	$60.94	4.0%

Wireless:
Average monthly gross revenue per subscriber[2]	$55.87	$49.86	12.1%

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

Please refer to our three-month results of operations discussion for additional selected key performance indicators as of September 30, 2007 and 2006.

Consumer Segment Revenues

The increase in voice revenue is primarily due to a $620,000 or 16.5% increase in support from the Universal Service Program and increased local access lines. The increase is partially off-set by decreased long-distance subscribers and decreased long-distance billable minutes carried for these subscribers.

The increase in video revenue is primarily due to the following:

•

A 4.1% increase in programming services revenue to $58.4 million in 2007 primarily resulting from an increase in digital programming tier subscribers in 2007 and increased rates charged for certain cable services effective in the fourth quarter of 2006, and

•	A 23.1% increase in equipment rental revenue to $11.9 million in 2007 primarily resulting from our customers’ increased use of digital distribution technology.

The increase in data revenue is primarily due to a 15.0% increase in cable modem revenue to $20.9 million. The increase in cable modem revenue is primarily due to increased subscribers and their selection of more value-added premium features.

The increase in wireless revenue is due to our January 1, 2007 acquisition of Alaska DigiTel and a $8.5 million or 92.3% increase in the wireless service revenue from our resale agreement primarily due to an increase in subscribers. Consumer segment wireless revenues from our Alaska DigiTel investment totaled $16.4 million in 2007.

Consumer Segment Cost of Goods Sold

The decrease in voice Cost of Goods Sold is primarily due to the following:

•	Cost savings resulting from the increased provision of services through our own facilities in the last three months of 2006 and the first nine months of 2007,
•	Decreased voice minutes carried, and
•

Reduced access costs resulting from the distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $0.012 and up to $0.055 per minute for originating and terminating interstate and intrastate traffic, respectively.

The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers in three of the state’s five largest population centers, the fourth quarter 2006 expiration of arrangements with suppliers from which we earned rebates and refunds upon meeting specified goals, increased rates paid to programmers and increased subscribers.

The wireless Cost of Goods Sold increase is primarily due to our January 1, 2007 acquisition of Alaska DigiTel and a $4.6 million or 48.2% increase in our wireless service Cost of Goods Sold related to increased wireless services revenue from our resale agreement. Consumer segment wireless Cost of Goods Sold from our Alaska DigiTel investment totaled $6.4 million in 2007.

Network Access Segment Overview

Network access segment revenue represented 32.1% of 2007 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$74,704	84,100	(11.2%)
Data	45,317	39,999	13.3%
Wireless	4,578	---	NM
Total Network Access segment revenue	$124,599	124,099	0.4%

NM – Not meaningful.

Network Access segment Cost of Goods Sold represented 22.3% of 2007 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$21,490	21,393	0.5%
Data	7,947	6,063	31.1%
Wireless	315	---	NM
Total Network Access segment Cost of Goods Sold	$29,752	27,456	8.4%

Selected key performance indicators for our Network Access segment follow:

			Percentage
	2007	2006	Change
Voice:
Long-distance minutes carried (in millions)	954.9	993.2	(3.9%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators as of September 30, 2007 and 2006.

Network Access Segment Revenues

The decrease in voice revenue is primarily due to decreased billable minutes and a 6.3% decrease in our rate per minute on billable minutes carried for our common carrier customers. The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% rate decrease mandated by federal law which will result in annual rate decreases of 3.0%.

The increase in data revenue is primarily due to an increase in circuits sold.

The Network Access segment wireless revenue results from our January 1, 2007 acquisition of Alaska DigiTel.

Network Access Segment Cost of Goods Sold

The increase in voice Cost of Goods Sold is primarily due to an average cost per minute increase due to a change in the composition of traffic and a $523,000 unfavorable rate adjustment from a vendor. This increase is partially off-set by an $879,000 favorable adjustment based upon a refund for which negotiations were completed in 2007. In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

The increase in data Cost of Goods Sold is primarily due to costs associated with the increased circuits sold discussed above and $754,000 in costs to repair breaks in our undersea and terrestrial fiber-optic cable systems.

Commercial Segment Overview

Commercial segment revenue represented 20.0% of 2007 consolidated revenues. The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$23,583	24,324	(3.0%)
Video	5,918	5,781	2.4%
Data	44,421	48,833	(9.0%)
Wireless	3,483	1,714	103.2%
Total Commercial segment revenue	$77,405	80,652	(4.0%)

Commercial segment Cost of Goods Sold represented 27.4% of 2007 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	2007	2006 (as amended)	Percentage Change
Voice	$13,816	15,135	(8.7%)
Video	1,214	1,054	15.2%
Data	18,368	17,850	2.9%
Wireless	3,091	1,892	63.4%
Total Commercial segment Cost of Goods Sold	$36,489	35,931	1.6%

Selected key performance indicators for our Commercial segment follow:

			Percentage
	2007	2006	Change
Voice:
Long-distance minutes carried (in millions)	100.6	103.2	(2.5%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators as of September 30, 2007 and 2006.

Commercial Segment Revenues

The decrease in data revenue is primarily due to a $7.6 million or 64.2% decrease in revenue earned from the lease and provision of management and maintenance services on a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks as described above. The decrease is partially off-set by a $3.0 million increase in managed services project revenue.

The increase in wireless revenue is primarily due to increased subscribers to our wireless offerings from our resale agreement.

Commercial Segment Cost of Goods Sold

The decrease in voice Cost of Goods Sold is primarily due to decreased long-distance subscribers, savings resulting from increased provision of services through our own facilities in the last three months of 2006 and the first nine months of 2007, and decreased voice minutes carried. Costs associated with increased local access lines in service partially off-set these decreases.

The increase in data Cost of Goods Sold resulted primarily from an increase in contract labor and internal labor classified as Cost of Goods Sold due to the increase in managed services project revenue discussed above. The increase was partially off-set by a 90.8% decrease in Cost of Goods Sold to $274,000 resulting from the decrease in revenue earned from the lease and provision of management and maintenance services on a portion of our 800-mile fiber optic system capacity discussed above.

The wireless Cost of Goods Sold increase is primarily due to increased wireless service revenue from our resale agreement.

Managed Broadband Segment Overview

Managed Broadband segment revenue represented 5.4% of 2007 consolidated revenues and Cost of Goods Sold represented 3.4% of 2007 consolidated Cost of Goods Sold. The Managed Broadband segment includes data products only.

Please refer to our three-month results of operations discussion for additional selected key performance indicators as of September 30, 2007 and 2006.

Managed Broadband Segment Revenues

Managed Broadband segment revenue increased 10.4% to $21.2 million in 2007. The increase is primarily due to increased circuits purchased by our rural health and school access customers and several 2007 product sales that did not occur in 2006.

Managed Broadband Segment Cost of Goods Sold

Managed Broadband segment Cost of Goods Sold increased 42.3% to $4.6 million in 2007 primarily due to costs associated with the product sales and increased circuits purchased as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 15.4% to $145.0 million in 2007 primarily due to the following:

•	Recognition of $11.3 million in additional expense resulting from our January 1, 2007 acquisition of Alaska DigiTel,
•	A $4.4 million increase in labor costs, and
•

A $1.5 million increase in bad debt expense due to increased revenues and subscriber counts in certain of our Consumer and Commercial segment products, increases in allowances established for certain Managed Broadband services customers, and the realization of a recovery from MCI, Inc. (merged with Verizon Communications, Inc.) in 2006 through a reduction to bad debt expense which did not recur in 2007.

The selling, general and administrative expenses increase is partially offset by a $1.6 million decrease related to certain promotion expenses in 2006 which did not occur in 2007.

As a percentage of total revenues, selling, general and administrative expenses increased to 37.4% in 2007 from 35.3% in 2006, primarily due to the increases described above without a proportional increase in revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 8.7% to $66.0 million in 2007. The increase is primarily due to our $83.4 million investment in equipment and facilities placed into service during 2006 for which a full year of depreciation will be recorded in 2007 and the $73.2 million investment in equipment and facilities placed into service during the nine months ended September 30, 2007 for which a partial year of depreciation will be recorded in 2007.

Other Expense, Net

Other expense, net of other income, increased 8.4% to $27.4 million in 2007 primarily due to the following:

•	In the third quarter of 2007, we substantially modified our Senior Credit Facility resulting in loan fee expense of $551,000,
•	A $971,000 or 69.5% decrease in interest income in 2007 resulting from a decrease in our average cash and cash equivalents balance in 2007 as compared to 2006, and
•	A $1.5 million or 5.7% increase in interest costs primarily due to an increase in our average outstanding debt balance in 2007 as compared to 2006.

The increases described above are partially offset by an increase in capitalized interest from $0 in 2006 to $1.1 million in 2007

Income Tax Expense

Income tax expense totaled $7.7 million and $13.1 million in 2007 and 2006, respectively. Our effective income tax rate increased from 45.9% in 2006 to 46.7% in 2007.

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

Our capital expenditures by standard reporting category for the nine months ended September 30, 2007 and 2006 follows (amounts in thousands):

	2007	2006
Line extensions	$46,775	12,712
Customer premise equipment	16,289	9,869
Scalable infrastructure	3,404	634
Support capital	1,092	890
Upgrade/rebuild	897	3,743
Commercial	181	55
Sub-total	68,638	27,903
Remaining reportable segments capital expenditures	36,598	36,449
	$105,236	64,352

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable service facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At September 30, 2007 and 2006 we had 125,200 and 123,700 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At September 30, 2007 and 2006 we had 284,500 and 248,600 revenue generating units, respectively.

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

Cash flows from operating activities totaled $74.3 million for the nine months ended September 30, 2007 as compared to $80.2 million for the nine months ended September 30, 2006.

Other sources of cash during the nine months ended September 30, 2007 included a $50.0 million borrowing on our Senior Credit Facility, $4.6 million of collateral released and returned to us and $3.1 million from the issuance of our Class A common stock. Uses of cash during the nine months ended September 30, 2007 included expenditures of $105.2 million for property and equipment, including construction in progress, $19.5 million to acquire Alaska DigiTel, $15.1 million to repay a note payable and convertible debenture previously owed by Alaska DigiTel, repayment of $11.6 million of our Senior Credit Facility, purchase of $8.0 million of common stock to be retired, and the purchase of $5.0 million of other assets and intangible assets.

Working capital totaled $58.0 million at September 30, 2007, a $36.4 million decrease as compared to $94.4 million at December 31, 2006. The decrease is primarily due to cash paid for capital expenditures, the Alaska DigiTel acquisition and debt repayment as previously described.

Net receivables increased $11.6 million from December 31, 2006 to September 30, 2007 primarily due to timing of payments on trade receivables from several large customers, the addition of $3.5 million net receivables due to the acquisition of Alaska DigiTel, and a seasonal increase in trade receivables for Managed Broadband services provided to hospitals and health clinics.

Senior Notes

At September 30, 2007 we were in compliance with all loan covenants relating to our 7.25% senior notes due 2014.

Senior Credit Facility

In September 2007 we exercised our right to add an Incremental Facility of up to $100.0 million to our existing Senior Credit Facility. The Incremental Facility was structured in the form of a $55.0 million increase to the existing term loan component of our Senior Credit Facility and a $45.0 million increase to the existing revolving loan component of our Senior Credit Facility. The $100.0 million Incremental Facility will become due under the same terms and conditions as set forth in the existing Senior Credit Facility.

The Incremental Facility increased the interest rate on the term loan component of our Senior Credit Facility from LIBOR plus 1.50% to LIBOR plus 2.00%. The interest rate on the revolving loan component of the previous Senior Credit Facility was LIBOR plus a margin dependent upon our Total Leverage Ratio ranging from 1.00% to 1.75%. The Incremental Facility increased the revolving credit facility interest rate for our Senior Credit Facility to LIBOR plus the following applicable margin dependent upon our Total Leverage ratio:

Total Leverage Ratio (as defined)	Applicable Margin
>3.75	2.25%
>3.25 but <3.75	2.00%
>2.75 but <3.25	1.75%
<2.75	1.50%

$55.0 million was drawn on the term loan component of the Incremental Facility at the time of the debt modification and at September 30, 2007. Our term loan is fully drawn and we have letters of credit outstanding totaling $4.2 million at September 30, 2007, which leaves $95.8 million available for unconditional immediate borrowing under the revolving credit facility.

This transaction was a substantial modification of our existing Senior Credit Facility and we therefore recognized $343,000 in Loan and Senior Note Fees during the three and nine months ended September 30, 2007 in our Consolidated Income Statement. Deferred loan fees of $317,000 associated with the portion of our existing Senior Credit Facility determined not to have been substantially modified continue to be amortized over the remaining life of the Senior Credit Facility.

In connection with the Incremental Facility, we paid bank fees and other expenses of $403,000 during the three and nine months ended September 30, 2007 of which $208,000 were written off in the three and nine months ended September 30, 2007 and $195,000 was capitalized and will be amortized over the remaining life of the Senior Credit Facility.

As of September 30, 2007 maturities of long-term debt under the Senior Credit Facility were as follows (amounts in thousands):

Years ending December 31,
2007	$537
2008	2,146
2009	2,140
2010	2,135
2011	102,702
2012 and thereafter	101,637
$211,297

At September 30, 2007 we were in compliance with all loan covenants relating to our Senior Credit Facility.

Capital Lease Obligation

On March 31, 2006, through our subsidiary GCC we entered into an agreement to lease transponder capacity on Intelsat’s Galaxy 18 spacecraft that is expected to be launched March 5, 2008. We will also lease capacity on the Horizons 1 satellite, which is owned jointly by Intelsat and JSAT International, Inc. The leased capacity is expected to replace our existing transponder capacity on Intelsat’s Galaxy 10R satellite when it reaches its end of life.

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

Capital Expenditures

Our expenditures for property and equipment, including construction in progress, totaled $105.2 million and $64.0 million during the nine months ended September 30, 2007 and 2006, respectively. Our capital expenditures requirements in excess of approximately $25.0 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2007 expenditures for property and equipment for our core operations, including construction in progress, to total $145.0 million to $150.0 million, depending on available opportunities and the amount of cash flow we generate during 2007.

We have entered into an agreement to purchase hardware and software capable of providing wireless service to small markets in rural Alaska as a reliable substitute for standard wire line service. The agreement has a total commitment of $23.1 million. We paid a $2.1 million down payment in 2007 and expect to pay $2.3 million, $8.8 million, $6.9 million, and $3.0 million during the years ended December 31, 2007, 2008, 2009, and 2010, respectively.

In September 2007 we entered into an agreement to purchase the submarine cable, amplifiers and line terminal equipment for our Southeast Alaska submarine fiber optics project. In addition to providing the equipment for the new submarine line, the contract includes additional equipment to upgrade the Alaska United West submarine cable system and also includes an option to increase capacity on the Alaska United East submarine cable system. The agreement has a total commitment of $11.2 million. We paid a $1.2 million down payment in October 2007 and expect to pay the remaining $10.0 million in 2008.

Share Repurchases

GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class B common stock. GCI’s Board of Directors authorized us to make up to $75.0 million of repurchases through September 30, 2007, under which we have made repurchases of $63.5 million through September 30, 2007. We are authorized to continue our stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds, in our discretion, to repurchase additional shares. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters. During the nine months ended September 30, 2007 we repurchased 724,000 shares of our common stock at a cost of approximately $9.7 million. We expect to continue the repurchases for an indefinite period subject to the availability of free cash flow, availability under our credit facilities, and the price of our Class A and Class B common stock. The repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

Other Expenditures and Commitments

Effective January 1, 2007 we invested $29.5 million in Alaska DigiTel in exchange for an 81.9% equity interest. We do not have voting control of Alaska DigiTel. We funded the transaction from existing cash balances and by drawing down $15.0 million under the revolving portion of our senior credit facility in December 2006.

In October 2007 we signed an agreement to purchase the stock of the UUI and Unicom telecommunications subsidiaries of UCI for $40.0 million expected to be paid upon closing. Additionally we may assume approximately $37.0 million in debt as part of the acquisition. We will fund the transaction from cash on hand, by drawing down additional debt, or a combination of the two. UUI together with its subsidiary, United-KUC, provides local telephone service to 60 rural Alaska communities across Alaska. Unicom operates DeltaNet, a long-haul broadband microwave network ringing the Yukon-Kuskokwim Delta – a region of approximately 30,000 square miles in western Alaska. By the summer of 2008, DeltaNet, which is still in construction but has already commenced operations where completed microwave towers have been placed into service, will link more than 40 villages to Bethel, the region’s hub. This transaction is subject to customary closing conditions, including regulatory approval. The acquisition will be finalized upon RCA and FCC approval. This transaction will close upon regulatory approval which is expected in the third quarter of 2008.

In August 2007 we signed a memorandum of understanding to acquire all of the interests in Alaska Wireless for $12.0 million to $13.0 million, expected to be paid upon closing. In addition to the initial acquisition payment we have agreed to a contingent payment of approximately $3.0 million in 2010 if certain financial conditions are met. We will fund the transaction from cash on hand, by drawing down additional debt, or a combination of the two. Alaska Wireless is a GSM cellular provider serving approximately 4,000 subscribers in the Dutch Harbor, Alaska area. In addition to the acquisition, we will enter into a management agreement with the existing owners of Alaska Wireless. The business will continue to operate under the Alaska Wireless name and the current management team will continue to manage the day-to-day operations. The acquisition will be finalized upon FCC approval. This transaction will close upon regulatory approval which is expected in the third quarter of 2008.

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

Schedule of Certain Known Contractual Obligations

The following table details future projected payments associated with certain known contractual obligations as of December 31, 2006, the date of our most recent fiscal year-end balance sheet. Our schedule of certain known contractual obligations has been updated to reflect the following:

•	Modification of our Senior Credit Facility,
•	Previously described agreements to:
•	Purchase hardware and software capable of providing wireless service to small markets in rural Alaska,
•

Purchase the submarine cable, amplifiers and line terminal equipment for our Southeast Alaska submarine fiber optics project and additional equipment to upgrade the Alaska United West submarine cable system,

•	Acquire the stock of the UUI and Unicom telecommunications subsidiaries of UCI, and
•	Acquire Alaska Wireless.

•	The completion of our Alaska DigiTel acquisition in January 2007, and
•	The Intelsat Galaxy 18 launch date change.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(Amounts in thousands)
Long-term debt	$532,825	1,965	4,386	104,837	421,637
Interest on long-term debt	252,955	36,341	77,141	76,480	62,993
Capital lease obligations, including interest	135,776	467	17,044	19,361	98,904
Operating lease commitments	68,564	16,866	17,903	11,480	22,315
Purchase obligations	68,579	28,730	34,849	5,000	---
Other	55,500	---	52,500	3,000	---
Total contractual obligations	$1,114,199	84,369	203,823	220,158	605,849

For long-term debt included in the above table, we have included principal payments on our Senior Credit Facility and Senior Notes. Interest on amounts outstanding under our Senior Credit Facility is based on variable rates. We used the current rate paid in September 2007 on our modified Senior Credit Facility to estimate our future interest payments. Our Senior Notes require semi-annual interest payments of $11.6 million through February 2014. For a discussion of our Senior Notes and Senior Credit Facility see note 7 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2006 annual report on Form 10-K. For a discussion of our modified Senior Credit Facility see note 5 in the accompanying “Notes to Interim Consolidated Financial Statements.”

For a discussion of our capital and operating leases, see note 15 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2006 annual report on Form 10-K. Capital lease obligations include the future projected payments expected for the Intelsat Galaxy 18 transponder capacity lease as described above.

Purchase obligations include a remaining commitment to purchase a certain number of outdoor, network powered multi-media adapters and other vendor equipment of $5.1 million and a remaining $6.2 million commitment for our Alaska Airlines agreement as further described in note 15 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2006 annual report on Form 10-K. The contracts associated with these commitments are non-cancelable. Purchase obligations also include a commitment to purchase a minimum of $5.0 million to $5.5 million in additional IRU capacity in two installments through 2011, our $23.1 million agreement to purchase hardware and software capable of providing wireless service to small markets in rural Alaska as described above, and our $11.2 million agreement to purchase the submarine cable, amplifiers and line terminal equipment for our Southeast submarine fiber optics project and additional equipment to upgrade the Alaska United West submarine cable system. The contracts associated with these commitments are non-cancelable. Additionally, purchase obligations include open purchase orders for goods and services for capital projects and normal operations totaling $16.0 million which are not included in our Consolidated Balance Sheets at December 31, 2006, because the goods had not been received or the services had not been performed at December 31, 2006. The open purchase orders are cancelable.

The "Other" line item consists of our $40.0 million agreement to acquire the stock of the UUI and Unicom telecommunications subsidiaries of UCI and our $15.0 million to $16.0 million agreement to purchase Alaska Wireless as described above.

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

Those policies considered to be critical accounting policies for the nine months ended September 30, 2007 are the allowance for doubtful accounts, impairment and useful lives of intangible assets, accruals for unbilled costs, and the valuation allowance for net operating loss deferred tax assets. A complete discussion of our critical accounting policies can be found in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2006 annual report on Form 10-K.

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

Our Senior Credit Facility carries interest rate risk. Amounts borrowed under this agreement bear interest at LIBOR plus 2.25% or less depending upon our Total Leverage Ratio (as defined). Should the LIBOR rate change, our interest expense will increase or decrease accordingly. As of September 30, 2007, we have borrowed $211.3 million subject to interest rate risk. On this amount, each 1% increase in the LIBOR interest rate would result in $2,113,000 of additional gross interest cost on an annualized basis.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation and as described below under “Changes in Internal Controls” (Item 4(b)), we identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rule 12b-2 ). Because of this material weakness, which is in the process of being remediated as described below under “Changes in Internal Controls” (Item 4(b)), our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2007, which is the end of the period covered by this report.

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

At June 30, 2007, a material weakness existed associated with inadequately designed internal controls in our financial reporting process related to the calculation of share-based compensation expense. Specifically, a number of stock option agreements were amended during the three months ended June 30, 2007 to comply with Internal Revenue Code section 409A. Share based compensation expense associated with the unusually high volume of stock option agreement amendments was initially recorded incorrectly but was corrected after June 30, 2007 but prior to the issuance of our second quarter 2007 Form 10-Q. During the third quarter of 2007, we began remediation of this material weakness by performing manual recalculations of shared-based compensation expense and reviewing and approving the recalculations. Due to the low volume of stock options and awards granted during the third quarter we were unable to demonstrate remediation. We believe we will be able to demonstrate remediation in the fourth quarter of 2007.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of shares of our Class A and Class B common stock during the quarter ended September 30, 2007:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1, 2007 to July 31, 2007	---	$ ---	5,569,420	$11,478,834
August 1, 2007 to August 31, 2007	---	$ ---	5,569,420	$11,478,834
September 1, 2007 to September 30, 2007	---	$ ---	5,569,420	$11,478,834
Total	---

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

[2]	The total amount approved for repurchase was $75.0 million through September 30, 2007 consisting of $60.0 million through December 31, 2006 and an additional $15.0 million during the nine months ended

September 30, 2007. We made repurchases of $63.5 million through September 30, 2007. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

Item 6. Exhibits

Exhibit No.	Description
3.2	Amended and Restated Bylaws of the Company dated August 20, 2007
10.142

Third Amendment to the Amended and Restated Credit Agreement among GCI Holdings, Inc., GCI Communication Corp., GCI Cable, Inc., GCI Fiber Communication Co., Potter View Development Co., Inc., and Alaska United Fiber System Partnership, GCI, Inc., the banks, financial institutions, and other lenders party hereto and Calyon New York Branch as Administrative Agent, dated as of September 14, 2007

10.143

Joinder Agreement dated as of September 28, 2007 among BNP Paribas, U.S. Bank National Association, GCI Holdings, Inc., GCI Communication Corp., GCI Cable, Inc., GCI Fiber Communication Co., Potter View Development Co., Inc., and Alaska United Fiber System Partnership, GCI, Inc., and Calyon New York Branch as Administrative Agent

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

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	November 2, 2007
Ronald A. Duncan	(Principal Executive Officer)

/s/ John M. Lowber	Senior Vice President, Chief Financial	November 2, 2007
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	November 2, 2007
Lynda L. Tarbath	Officer (Principal Accounting Officer)

