Form 10-K
period 2007-12-31
GENERAL COMMUNICATION INC
filed 2008-03-07
CIK 808461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.             ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act). Yes ☐	No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading as of the last business day of the registrant’s most recently completed second fiscal quarter of June 30, 2007 was approximately $389,157,000. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Exchange Act) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of February 20, 2008, was:

Class A common stock – 49,913,996 shares; and,

Class B common stock – 3,256,623 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant’s fiscal year ended December 31, 2007.

GENERAL COMMUNICATION, INC.

2007 ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K is for the year ending December 31, 2007. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

Glossary

We and our industry use many terms and acronyms that may not be familiar to you. To assist you in reading this document, we have provided below definitions of some of these terms.

Alaska DigiTel — An Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007.

AULP East — An undersea fiber optic cable system connecting Whittier, Valdez and Juneau, Alaska and Seattle, Washington, which was placed into service in February 1999.

AULP West — An undersea fiber optic cable system connecting Seward, Alaska to Warrenton, Oregon which was placed into service in June 2004.

Basic Service — The basic service tier includes, at a minimum, signals of local television broadcast stations, any public, educational, and governmental programming required by the franchise to be carried on the basic tier, and any additional video programming service added to the basic tier by the cable operator.

CDMA —Code Division Multiple Access — A digital wireless phone technology offered under our Alaska DigiTel brand name.

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

DVR — Digital Video Recorder — A service that allows digital cable subscribers to select, record and store programs and play them at whatever time is convenient. DVR service also provides the ability to pause and rewind “live” television.

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

Frame Relay — A wideband (64 kilobits per second to 1.544 Mbps) packet-based data interface standard that transmits bursts of data over WANs. Frame-relay packets vary in length from 7 to 1024 bytes. Data oriented; it is generally not used for voice or video.

GCI — General Communication, Inc. — An Alaska corporation and the Registrant.

GSM — Global System for Mobile Communications — A digital wireless phone technology offered under our GCI brand name.

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

LEC — Local Exchange Carrier — A company providing local telephone access services. Each BOC is a LEC.

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

GCI is primarily a holding company and together with its direct and indirect subsidiaries, is a diversified communications provider in the state of Alaska.

Availability of Reports and Other Information

Internet users can access information about the Company and its services at http://www.gci.com/, http://www.gcinetworksolutions.com/, and http://www.alaskaunited.com/. The Company hosts Internet services at http://www.gci.net/, broadband delivery of health services at http://www.connectmd.com, and SchoolAccess® services at http://www.schoolaccess.net/. Our online telephone directory and yellow pages are hosted at http://www.gcidirectory.com/. Internet users can access information about our majority-owned subsidiary, Alaska DigiTel, and its services at http://www.alaskadigitel.com/.

We make available on the http://www.gci.com/ website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such material to the SEC. In addition, the SEC’s website is http://www.sec.gov/. The SEC makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information on our websites or the SEC’s website is not part of this document.

Financial Information about Industry Segments

Our four reportable segments are Consumer, Network Access, Commercial and Managed Broadband services.

For financial information about our reportable segments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also refer to note 11 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data.”

Narrative Description of our Business

General

We are Alaska’s leading provider of long-distance, cable television, data and Internet services, as measured by revenues, we are the second largest local access provider, as measured by local access lines, and we are the third largest wireless service provider as measured by lines in service. A pioneer in bundled service offerings, we provide facilities-based local and long distance voice, cable video, Internet and data communication services, and resell wireless telephone services, to consumer, network access, commercial and managed broadband customers under our GCI brand. As of our January 2, 2007 acquisition of a majority ownership position in Alaska DigiTel, we provide wireless telephone services over our own facilities under the Alaska DigiTel brand name. Over the next three years we plan to expand our CDMA wireless facilities and construct GSM wireless facilities throughout the terrestrially served portions of Alaska and become a facilities-based wireless telephone provider.

We generated consolidated revenues of $520.3 million in 2007. We ended 2007 with 100,400 long-distance subscribers, 120,000 local access lines in service, 143,300 basic cable subscribers, 77,300 wireless lines in service, and 96,500 cable modem subscribers. A substantial number of our customers subscribe to product bundles that include two or more of our services.

Since our founding in 1979, we have consistently expanded our product portfolio to satisfy our customers’ needs. We have benefited from the attractive and unique demographic and economic characteristics of the Alaska market. We believe our integrated strategy of providing innovative bundles of voice, video, data and wireless services provides us with an advantage over our competitors and will allow us to continue to attract new customers, retain existing customers and expand our addressable market. We hold leading market shares in long-distance, cable video and Internet services and have gained significant market share in the local access market against an incumbent provider. We are increasing our market share in the wireless services market against the incumbent providers.

Through our focus on long-term results and strategic capital investments, we have consistently grown our revenues and expanded our margins. Our integrated strategy provides us with competitive advantages in addressing the challenges of converging telephony, video and broadband markets and has been a key driver of our success. We use our extensive communications networks to provide our customers with integrated communication services packages that we believe are unmatched by any other competitor in Alaska.

We operate a broadband communications network that permits the delivery of a seamless integrated bundle of communications, entertainment and information services. We offer a wide array of consumer and commercial communications and entertainment services — including local access telephone, long-distance and wireless communications, cable television, consulting services, network and desktop computing outsourced services, and dial-up, broadband (cable modem, wireless and DSL) and dedicated Internet access services at a wide range of speeds — all under the GCI brand name. We also offer wireless communications under the Alaska DigiTel brand name.

We believe that the size and growth potential of the voice, video and data market, the increasing deregulation of communication services, and the increased convergence of telephony, wireless, and cable services continue to offer us considerable opportunities to integrate our communications, Internet and cable services and expand into communications markets within Alaska.

Considerable deregulation has already taken place in the United States because of the 1996 Telecom Act with the barriers to competition between long-distance, local access and cable providers being lowered. We believe our continued development of cable video service, local access service, Internet services, broadband services, and wireless services leave us well positioned to continue to take advantage of deregulated markets.

Recent Developments

Wireless Business Strategy. During 2007 we finalized our wireless business strategy. We plan to expand Alaska DigiTel’s CDMA network and construct a GSM network. We estimate we will spend approximately $100.0 million to construct wireless facilities throughout the terrestrially served portions of Alaska including the cities of Anchorage, Fairbanks, and Juneau. We expect that sixty percent of that amount will be expended in 2008 with the remainder spread about equally over the subsequent two years.

Dobson /AT&T Agreement. AT&T Mobility, LLC (“AT&T”) acquired Dobson Communications (“Dobson”), including its Alaska properties, on November 15, 2007. In December 2007 we signed an agreement with AT&T that provides for an orderly four-year transition of our wireless customers from the Dobson/AT&T network in Alaska to our wireless facilities to be built in 2008 and 2009. The agreement allows our current and future customers to use the AT&T wireless network for local access and roaming during the transition period. The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the Dobson/AT&T network in Alaska with our own wireless facilities. Under the agreement, AT&T’s obligation to purchase network services from us will terminate as of July 1, 2008. AT&T will provide us with a large block of wireless network usage at no charge to facilitate the transition of our customers to our facilities. We will pay for usage in excess of that base transitional amount. Under the previous agreement with Dobson, our margin was fixed. Under the new agreement with AT&T we will pay for usage on a per minute basis. The block of wireless network usage at no charge will reduce cost of goods sold exclusive of depreciation and amortization (“Cost of Goods Sold”)

during the four year period ended June 30, 2012, that we would have otherwise recognized in accordance with the new agreement, however, we are unable to estimate the impact this change will have on our Cost of Goods Sold.

UUI and Unicom Acquisition. In October 2007 we signed an agreement to purchase the stock of the United Utilities, Inc. (“UUI”) and Unicom Telecommunications (“Unicom”) subsidiaries of United Companies, Inc. (“UCI”) for $40.0 million expected to be paid upon closing. Additionally we may assume approximately $37.0 million in net debt as part of the acquisition. We expect to fund the transaction by drawing down additional debt. UUI together with its subsidiary, United-KUC, provides local telephone service to 60 rural Alaska communities across Alaska. Unicom operates DeltaNet, a long-haul broadband microwave network ringing the Yukon-Kuskokwim Delta – a region of approximately 30,000 square miles in western Alaska. By the summer of 2008, DeltaNet, which is still under construction but has already commenced operations where completed microwave towers have been placed into service, will link more than 40 villages to Bethel, the region’s hub. We have filed applications with the RCA and FCC seeking the requisite regulatory consent for the transaction. The FCC comment cycle is completed and the parties are awaiting FCC action. GCI is currently filing replies to comments and the statutory date for a final RCA decision is May 16, 2008. This transaction will close upon regulatory approval which is expected in the second or third quarter of 2008.

Alaska Wireless Acquisition. In December 2007 we signed a purchase agreement to acquire all of the interests in Alaska Wireless, LLC (“Alaska Wireless”) for $13.0 million to $14.0 million, expected to be paid upon closing. In addition to the initial payment we have agreed to a contingent payment of approximately $3.0 million in 2010 if certain financial conditions are met. We will fund the transaction from cash on hand, by drawing down additional debt, or a combination of the two. Alaska Wireless is a GSM cellular provider serving approximately 4,000 subscribers in the Dutch Harbor, Alaska area. In addition to the acquisition, we will enter into a management agreement with the existing owners of Alaska Wireless. The business will continue to operate under the Alaska Wireless name and the current management team will continue to manage its day-to-day operations. We filed an FCC application seeking the requisite regulatory consent for this transaction on January 18, 2008. This transaction will close upon regulatory approval which is expected in the second or third quarter of 2008.

Acquisition of Remaining Alaska DigiTel Interest. In December 2007, we signed a definitive agreement to acquire the remaining minority interest in Alaska DigiTel for a total consideration of approximately $10.0 million. On January 22, 2008, the FCC initiated its proceedings to review our application seeking requisite regulatory approval of the proposed change in control. Following the expected FCC approval of the change in control, we will own 100% of Alaska DigiTel. Alaska DigiTel will construct and operate the CDMA portion of our statewide wireless platform. Please see the discussion of our initial acquisition of Alaska DigiTel below.

Southeast Alaska Fiber Optic Cable Network. In November 2008 we expect to complete construction of a fiber optic cable network in Southeast Alaska. The 802 miles of fiber optic cable will connect Ketchikan, Wrangell, Petersburg, Angoon and Sitka, Alaska to our Alaska United West undersea fiber optic cable currently connecting Alaska to the Lower 48. The fiber optic cable will also provide a second fiber link to Juneau, Alaska creating a SONET ring which will provide alternative routing and overflow traffic-handling capabilities. In 2007 we entered into agreements to purchase the submarine cable, amplifiers and line terminal equipment for this project.

Development of our Business During the Past Fiscal Year

Alaska DigiTel Initial Acquisition and Loan. On January 1, 2007 we invested $29.5 million in Alaska DigiTel in exchange for an 81.9% equity interest. In exchange for our investment, we received a majority equity interest in Alaska DigiTel but do not have voting control of Alaska DigiTel. Our existing wireless products continue to compete with Alaska DigiTel in the Alaska market.

We also entered into a loan agreement with Alaska DigiTel dated as of January 2, 2007. Under the loan agreement, we made available to Alaska DigiTel a $15.0 million revolving credit facility. In January 2008 the revolving credit facility available to Alaska DigiTel was increased to $25.0 million. The advances under the loan agreement are secured by all personal property of Alaska DigiTel and its subsidiaries, and by the membership interests in Alaska DigiTel held by AKD Holdings, LLC. The agreement provides that the outstanding loans under the revolving credit facility will convert to a term loan on December 31, 2008. Principal on the term loan will be due in quarterly installments beginning March 31, 2009 equal to 1.25% of the term loan, increasing to 2.50% beginning March 31, 2010. The remaining balance of the term loan is due on June 30, 2011.

Capital Lease Obligation. On March 31, 2006, through our subsidiary GCC, we entered into an agreement to lease transponder capacity on Intelsat, Ltd.’s (“Intelsat”) Galaxy 18 spacecraft that is expected to be launched May 3, 2008. We will continue to lease capacity on the Horizons 1 satellite, which is owned jointly by Intelsat and JSAT International, Inc. The leased capacity is expected to replace our existing transponder capacity on Intelsat’s Galaxy XR satellite when it reaches its end of life which is estimated to be May 18, 2008.

We will lease C-band and Ku-Band transponders over an expected term of 14 years once the satellite is placed into commercial operation in its assigned orbital location, and the transponders meet specific performance specifications and are made available for our use. We will record the capital lease obligation of $98.6 million and the addition to our Property and Equipment when the satellite is made available for our use which is expected to occur May 18, 2008.

There is uncertainty whether the Galaxy 18 spacecraft will launch on schedule as discussed in “Part I — Item 1A. Risk Factors — If a failure occurs in our satellite communications systems, our ability to immediately restore the entirety of our service may be limited.”

Senior Credit Facility. In September 2007 we exercised our right to add an Incremental Facility of up to $100.0 million to our existing Senior Credit Facility. The Incremental Facility was structured in the form of a $55.0 million increase to the existing term loan component of our Senior Credit Facility and a $45.0 million increase to the existing revolving loan component of our Senior Credit Facility. The $100.0 million Incremental Facility will become due under the same terms and conditions as set forth in the existing Senior Credit Facility.

You should see “Part I — Item 1. Business — Regulation” for regulatory developments since 2006.

Competition in the Communications Industry

There is substantial competition in the communications industry. The traditional dividing lines between providers offering long-distance, local and wireless telephone services, Internet services and video services are increasingly becoming blurred. Through mergers and various service integration and product bundling strategies, major providers, including us, are striving to provide integrated communications service offerings within and across geographic markets. The converging communications industry is competing to deliver service bundles that include voice, broadband Internet access, and video content. We maintain a strong competitive position; however, there is active competition in the sale of substantially all services and products we offer. For more information about competition in each of our reportable segments, you should refer to each section titled “Competition” in “Description of our Business by Reportable Segment” below.

Competitive Strengths

Market Leader. We are Alaska’s leading provider of long-distance, cable television and data and Internet services, as measured by revenues, we are the second largest local access provider, as measured by local access lines, and we are the third largest wireless service provider as measured by wireless revenues and lines in service. We attribute our leadership position to our commitment to provide our customers with high-quality products in bundled offerings that maximize their satisfaction.

Advanced Infrastructure and Robust Network Assets. We own and operate advanced networks that provide integrated end-to-end solutions. Our hybrid-fiber coax cable network enables us to offer last-mile broadband connectivity to our customers. Our interstate and undersea fiber optic cable systems connect our major markets in Alaska to the Lower 48 States. We employ satellite transmission for rural intrastate and interstate traffic in markets where terrestrial based network alternatives are not available. We have or expect to be able to obtain satellite transponders to meet our long-term satellite capacity requirements. In our local access service markets, we offer services using our own facilities, unbundled network elements and wholesale/resale.

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

Well-recognized Brand Name. Our GCI brand is the oldest brand among major communications providers in Alaska and positively differentiates our services from those of our competitors. We believe our customers associate our brand name with quality products. We continue to benefit from high name recognition and strong customer loyalty, and the majority of our customers purchase multiple services from us. We have been successful in selling new and enhanced products to our customers based on perceived quality of products and brand recognition. Our Alaska DigiTel brand name has been in the Alaska marketplace since 1998 and we believe our customers associate this brand name with quality wireless products.

Favorable Alaskan Market Dynamics. The Alaskan communications market is characterized by its large geographic size and isolated markets that include a combination of major metropolitan areas and small, dense population clusters, which create a deterrent to potential new entrants. Due to the remote nature of its communities, the state’s residents and businesses rely extensively on our systems to meet their communications needs. We believe that, when compared to national averages, Alaskan households spend more on communication services. According to the United States Census Bureau, the median household income in Alaska was 22% higher than the 2006 United States national average. Please see the “Geographic Concentration and the Alaska Economy” section of “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of Alaska’s economic outlook. We believe there is a positive outlook for continued growth due to our planned facilities expansion and marketing strategy.

Experienced Management Team. Our experienced management team has a proven track record and has consistently expanded our business and improved our operations. Our senior management averages more than 27 years of experience in the communications industry and more than 18 years with our Company.

Business Strategy

We intend to continue to increase revenues and cash flow using the following strategies:

Continue to Offer Bundled Products. We offer innovative service bundles to meet the needs of our consumer and commercial customers. We believe that bundling our services significantly improves customer retention, increases revenue per customer and reduces customer acquisition expenses. Our experience indicates that our bundled customers are significantly less likely to churn, and we experience less price erosion when we effectively combine our offerings. Bundling improves our top line revenue growth, provides operating cost efficiencies that expand our margins and drives our overall business performance. As a measure of success to date, over 51,000 of our consumer customers subscribe to one of our service bundles.

Maximize Sales Opportunities. We successfully sell new and enhanced services and products between and within our business segments to our existing customer base to achieve increased revenues and penetration of our services. Through close coordination of our customer service and sales and marketing efforts, our customer service representatives cross-sell and up-sell our products. Many calls into our customer service centers result in sales of additional services and products. We actively encourage our existing customers to acquire higher value, enhanced services.

Deliver Industry Leading Customer Service. We have positioned ourselves as a customer service leader in the Alaska communications market. We have organized our operations to effectively focus on our customers. We operate our own customer service department and maintain and staff our own call centers. We have empowered our customer service representatives to handle most service issues and questions on a single call. We prioritize our customer services to expedite handling of our most valuable customers’ issues, particularly for our largest commercial customers. We believe our integrated approach to customer service, including service set-up, programming various network databases with the customer’s information, installation, and ongoing service, allows us to provide a customer experience that fosters customer loyalty.

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

Expand Our Product Portfolio and Footprint in Alaska. Throughout our history, we have successfully added and expect to continue to add new products to our product portfolio. Management has a demonstrated history of new product evaluation, development and deployment for our customers, and we will continue to assess revenue-enhancing opportunities that create value for our customers. In addition to new services such as additional HDTV channels, video-on-demand, on-line advertising placement, on-line content delivery such as streaming music, and mobile high speed data we are also expanding the reach of our core products to new markets. Where feasible and where economic analysis supports geographic expansion of our network coverage, we are currently pursuing and expect to pursue opportunities to increase the scale of our facilities, enhance our ability to serve our existing customers’ needs and attract new customers.

Description of our Business by Reportable Segment

Overview

Our four reportable segments are Consumer, Network Access, Commercial and Managed Broadband. Our reportable segments are business units that offer different products, are each managed separately, and serve distinct types of customers.

Following are our segments and the services and products each offers to its customers:

Reportable Segments
Services and Products	Consumer	Network Access	Commercial	Managed Broadband
Voice:
Long-Distance	X	X	X
Local Access	X	X	X
Directories			X

Video	X		X

Data:
Internet	X	X	X	X
Private Line and Private Networks		X	X	X
Managed Services			X	X
Managed Broadband Services				X

Wireless	X	X	X

Our Consumer segment customers include residential customers. Our Commercial segment customers include small businesses, local, national and global businesses, governmental entities, and public and private educational institutions. Our Network Access segment customers are other common carriers. Our Managed Broadband segment customers are rural school districts and hospitals and health clinics. We distribute information about our services and products to these customers through a variety of channels, including direct sales, telemarketing and media advertising.

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

The following discussion includes information about significant services and products, sales and marketing, facilities, customers, competition and seasonality for each of our four reportable segments. For a discussion and analysis of financial condition and results of operations please see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consumer Segment

We offer a full range of communications services and products to our consumer customers. Consumer segment revenues for 2007, 2006 and 2005 are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Total revenues [1]	$223,502	178,951	162,928

1 See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 11 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Consumer segment.

Services and Products

Our Consumer segment offers a full range of voice, video, data and wireless services and products to residential customers.

Voice Services and Products

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

Local Access

We offer Local Access services in many communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau. Our own DLPS facilities and collocated remote facilities that access the ILEC’s UNE loops allow us to offer full featured local service products to consumer customers. In areas where we do not have our own DLPS facilities or access to ILEC loop facilities, we offer service using total service resale of the ILEC’s local service or UNE platform.

Our package offerings are competitively priced and include popular features, including caller ID, voice messaging, call forwarding, and call waiting.

Video Services and Products

Our cable television systems serve 40 communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau.

We offer a full range of video services over our broadband cable systems. We tailor our channel offerings for each system serving a particular geographic area according to applicable local and federal regulatory requirements, programming preferences, demographics and the capabilities of our cable facilities in each system. Our video service offerings include the following:

Basic cable. Our basic cable service consists of a limited analog or digital Basic Service with access to between 12 and 19 channels of programming and an expanded analog Basic Service with access to between 36 and 59 additional channels of programming. These services generally consist of programming provided by national and local broadcast networks, national and regional cable networks, and governmental and public access programming. In January 2008 we began to digitize our basic cable service. We have made a commitment to the FCC to transmit an entirely digital signal for all cable television channels in all markets we serve by December 31, 2008.

Digital cable. Our digital cable service uses a digital set-top box to deliver up to 52 channels of video programming, 48 music channels and an interactive program guide.

High-Definition Television. Our HDTV service provides our digital subscribers with improved, high-resolution picture quality, improved audio quality and a wide-screen, theater-like display. Our HDTV service offers a broad selection of high-definition programming with access of up to 23 high-definition channels including most major broadcast networks, leading national cable networks, premium channels and national sports networks.

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

In March 2008 we expect to begin offering video-on-demand services to our consumer customers.

Data Services and Products

Internet

We primarily offer three types of Internet access for consumer use: high-speed cable modem, dial-up and fixed wireless. Value-added Internet features, such as email virus prevention, personal web site and domain hosting, and additional email accounts, are available for additional charges. Our consumer high-speed cable modem Internet service offers up to 10 Mbps download and 2 Mbps upload speeds as compared with up to 56 Kbps upload and download speeds through standard copper wire dial-up modem access. Our fixed wireless Internet product is available in 139 communities. Three distinct products are offered; 56 Kbps, 256 Kbps, and 256 Kbps for multiple computers. We provide 24-hour customer service and technical support via telephone or online.

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

Wireless Services and Products

We offer mobile wireless services by reselling Dobson’s services under our brand name and selling Alaska DigiTel’s service under its brand name. We offer fixed wireless local access services over our own facilities, and have purchased PCS and LMDS wireless broadband licenses in FCC auctions covering markets in Alaska. We offer mobile wireless service to our customers located in Anchorage, Fairbanks, Fort Greely, Juneau, Kenai/Soldotna, Kodiak, Nome, North Pole, Palmer/Wasilla, Homer, Ketchikan, Petersburg, Prudhoe Bay, Seward, Sitka, Valdez and Wrangell, Alaska.

In November 2007, AT&T acquired Dobson including its Alaska properties. In December 2007 we signed an agreement with AT&T that provides for an orderly four-year transition of our wireless customers from the Dobson/AT&T network in Alaska to our wireless facilities to be built in 2008 and 2009. The agreement allows our current and future customers to use the AT&T wireless network for local access and roaming during the transition period, which expires June 30, 2012. The four-year transition period provides us adequate time to replace the Dobson/AT&T network in Alaska with our own wireless facilities.

We offer our customers a variety of rate plans so they can choose the plan that best fits their expected calling needs. We focus our offers to take advantage of theGSM network using the GCI brand name or the CDMA network using the Alaska DigiTel brand name. Consumer voice service is generally offered on a contract basis for one or two year periods. Under the terms of these contracts, service is billed and provided on a monthly basis according to the applicable rate plan chosen. Our offerings include regional and national rate plans at a variety of pricing tiers. Our rate plans generally combine a fixed monthly access charge, a designated number of minutes-of-use, per minute usage charges for minutes in excess of the included amount and additional charges for certain custom-calling features. Most of our plans include basic features such as voice messaging, caller ID, call forwarding and call waiting, and two-way text messaging.

We sell a variety of handsets and personal computer wireless data cards manufactured by various suppliers for use with our wireless services. We also sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items. We provide contract subscribers substantial equipment subsidies to initiate or upgrade service.

Bundled Services and Products

We combine one or more of our individual service and product offerings into bundles that we sell to our Consumer segment customers at attractive prices. Our most popular bundled offering includes long-distance, cable television, cable modem Internet access and local access services. In addition to several other bundled offerings we also offer a bundle of wireless services, cable television and cable modem Internet access.

Sales and Marketing

Our Consumer segment sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sell opportunities. We sell our Consumer segment services through telemarketing, direct mail advertising, door-to-door selling, up-selling by our customer service and call center personnel, local media advertising, retail stores, and through our website.

Facilities

Voice Facilities

We operate a modern, competitive communications network employing the latest digital transmission technology based upon fiber optic facilities within and between Anchorage, Fairbanks, Prudhoe Bay, and Juneau, Alaska. Our facilities include two self-constructed digital undersea fiber optic cable systems linking our Alaska terrestrial networks to the networks of other carriers in the Lower 49 States. AULP East was placed into service in February 1999 and connects Whittier, Valdez and Juneau, Alaska and Seattle, Washington. AULP West was placed into service in June 2004 and connects Seward, Alaska to Warrenton, Oregon. The Seward cable landing station connects to our switching and distribution center in Anchorage and the Warrenton cable landing station connects to our switching and distribution center in Seattle via long-term leased capacity. The combination of our AULP East and AULP West systems provides us with the ability to provide fully protected geographically diverse routing of service between Alaska and the Lower 48 States.

We have IRU capacity in the Kodiak-Kenai Cable Company, LLC’s marine-based fiber optic cable system linking Anchorage to Kenai, Homer, Kodiak, Narrow Cape on Kodiak Island, and Seward, Alaska.

These undersea fiber optic cable systems allow us to carry our military base traffic and our Anchorage, Delta Junction, Eagle River, Fairbanks, Glenallen, Homer, Juneau, Kenai, Kodiak, Palmer, Prudhoe Bay, Seward, Soldotna, Valdez, Wasilla, and Whittier, Alaska traffic to and from the Lower 48 States and between these instate locations over terrestrial circuits, eliminating the one-half second round trip delay associated with satellite circuits.

Another carrier completed construction of fiber optic facilities connecting points in Alaska to the Lower 48 States in 1999. The additional fiber system provides direct competition to services we provide on our owned fiber optic facilities; however, this fiber system also provides an alternative routing path for us for a limited amount of traffic in case of a major fiber outage in our systems. A competitor has announced its intention to construct an undersea fiber optic cable system between Homer, Alaska and Florence, Oregon to be completed by the end of 2008.

We use satellite transponders to transmit voice and data traffic to remote areas of Alaska. We acquired satellite transponders on the Intelsat Galaxy XR satellite in March 2000 to meet our long-term satellite capacity requirements. We further augmented capacity on Galaxy XR with the lease of a seventh C-band transponder in October 2002. As previously discussed we have entered into an agreement to lease transponder capacity on Intelsat’s Galaxy 18 spacecraft that is expected to be launched May 3, 2008. We will also lease capacity on the Horizons 1 satellite. The leased capacity is expected to replace our capacity on Intelsat’s Galaxy XR satellite when it reaches its end of life which is estimated to be May 18, 2008.

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

We operate digital microwave systems to link Anchorage with the Kenai Peninsula, and our Prudhoe Bay Earth Station with Deadhorse, Alaska. Digital microwave facilities are also used between our Fairbanks earth station and our Fairbanks distribution center. Virtually all switched services are computer controlled, digitally switched, and interconnected by a packet switched SS7 signaling network.

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

We use our DAMA facilities to serve 69 additional locations throughout Alaska. DAMA is a digital satellite earth station technology that allows calls to be made between remote villages using only one satellite hop, thereby reducing satellite delay and capacity requirements while improving quality. In addition, 54 (for a total of 123) C-band facilities provide dedicated Internet access and private network services to rural public schools, hospitals, health clinics, and natural resource development industries throughout Alaska. Our network of 83 Ku-band facilities provides dedicated Internet access and private network services to rural public schools, hospitals, health clinics, and natural resource development industries throughout Alaska, and in 10 locations in the Lower 48 States.

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

In 1997 we entered the local services market in Anchorage. At December 31, 2007 we could access approximately 96%, 75% and 90% of Anchorage, Fairbanks, and Juneau area local loops, respectively, from our collocated remote facilities and DLC installations, excluding Fort Wainwright and Eielson Air Force Base areas.

We continue our DLPS deployment utilizing our coaxial cable facilities. This delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.

Video Facilities

Our statewide cable systems consist of 2,853 miles of installed cable plant having 450 to 625 MHz of channel capacity. Our cable television businesses are located throughout Alaska and serve 40 communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau. Our facilities include cable plant and head-end distribution equipment. Certain of our head-end distribution centers are collocated with customer service, sales and administrative offices.

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
•

Our Anchorage facility consists of routers, a bank of servers that perform support and application functions, database servers providing authentication and user demographic data, layer 2 gigabit switch networks for intercommunications and broadband services (cable modem, wireless and DSL), and access servers for dial-up users.

Our dedicated Internet access and IP data services are delivered to a router located at the service point. Our Internet management platform constantly monitors this router and continual communications are maintained with all of the core and distribution routers in the network. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance. The management platform has the capability to remotely access routers, servers and layer two switches, permitting changes in configuration without the need to be physically located at the service point.

Bandwidth is made available for our Internet services through our AULP East and AULP West undersea fiber cable systems and our Galaxy XR transponders.

Our GCI.net product offers a unique combination of innovative network design and aggressive performance management. Our Internet platform has received a certification that places it in the top one percent of all service providers worldwide and is the only ISP in Alaska with such a designation. We operate and maintain what we believe is the largest, most reliable, and highest performance Internet network in Alaska.

Wireless Facilities

We had a distribution agreement with Dobson allowing us to resell Dobson cellular services. In November 2007 AT&T acquired Dobson, including its Alaska properties, andin December 2007 we signed an agreement with AT&T that provides for an orderly four-year transition of our wireless customers from the Dobson/AT&T network in Alaska to our wireless facilities to be built in 2008 and 2009. The agreement allows our current and future customers to use the AT&T wireless network for local access and roaming during the transition period, which expires June 30, 2012. The four-year transition period provides us adequate time to replace the Dobson/AT&T network in Alaska with our own wireless facilities. Commencing in 2008 we plan to expand Alaska DigiTel’s CDMA network and construct a GSM network throughout the terrestrially served portions of Alaska including the cities of Anchorage, Fairbanks, and Juneau.

We provide limited wireless local access and Internet services using our own facilities utilizing our 30-MHz PCS license and unlicensed 2.4 GHz spectrum. We provide the service through 802.11 (a set of wireless standards), and wireless DOCSIS (a data over cable service interface specification).

Alaska DigiTel owns the 30-MHz “A” Block PCS license in Major Trading Area 49, the state of Alaska. The Alaska DigiTel network includes a Lucent 5ESS wireless switch located in Anchorage, and more than 100 cell sites that cover more than 75% of the populated areas of Alaska, including Anchorage and Eagle River, the Matanuska-Susitna Valley, Kenai Peninsula, Juneau and Fairbanks. Alaska DigiTel extends its network coverage in Alaska, the Lower 49 States and Canada through roaming arrangements with other CDMA carriers.

Customers

A discussion of Consumer segment customers by product type follows.

Voice Customers

Long-Distance

We had 89,900, 89,800, and 95,000 Consumer segment long-distance subscribers at December 31, 2007, 2006 and 2005, respectively. The decrease from 2005 to 2006 is primarily due to a decrease in the total number of long-distance services subscribers in the markets we serve resulting from customers substituting wireless phone, prepaid calling card, VoIP and email usage for direct dial minutes.

Equal Access conversions have been completed in all communities where we serve with owned facilities. Equal Access is in progress in several small communities where we are expanding our owned facilities. We estimate that we carry greater than 50% of combined consumer and commercial traffic as a statewide average for both originating interstate and intrastate message telephone service.

Revenues derived from Consumer segment long-distance services in 2007, 2006 and 2005 totaled $20.3 million, $20.6 million and $23.5 million, respectively, or 3.9%, 4.3% and 5.5% of our total revenues, respectively.

A summary of our Consumer segmentswitched long-distance message telephone service traffic (in minutes) follows:

	Year Ended December 31,
	2007	2006	2005
Consumer long-distance minutes: [1]	(in millions)
Interstate	105.0	109.1	125.5
Intrastate	25.0	27.2	32.0
International	5.8	5.6	5.5
Total	135.8	141.9	163.0

1 All minutes data were taken from our internal billing statistics reports.

Although we have several agreements to facilitate the origination and termination of international toll traffic, we have neither foreign operations nor export sales. See “Part I — Item 1 — Business — Financial Information about our Foreign and Domestic Operations and Export Sales” for more information.

Local Access

We had 74,400, 66,200 and 68,400 Consumer segmentlocal access lines in service subscribers at December 31, 2007, 2006 and 2005, respectively. We ended 2007 with market share gains in substantially all market segments.

Revenues derived from Consumer segment local access services in 2007, 2006 and 2005 totaled $25.9 million, $25.0 million and $23.3 million, respectively, or 5.0%, 5.2% and 5.3% of our total revenues, respectively.

Video Customers

Our cable systems passed 224,700, 219,900 and 215,000 homes at December 31, 2007, 2006 and 2005, respectively, and served 128,000, 124,000 and 122,600 basic Consumer segment subscribers at December 31, 2007, 2006 and 2005, respectively. Revenues derived from Consumer segment video services totaled $96.3 million, $90.2 million and $84.7 million in 2007, 2006 and 2005, respectively, or 18.5%, 18.9% and 19.1% of our total revenues, respectively.

Data Customers

We had 88,000, 78,500 and 70,800 active Consumer segment cable modem Internet subscribers at December 31, 2007, 2006 and 2005, respectively. Revenues derived from Consumer segment Internet services totaled $34.2 million, $29.4 million and $25.3 million, in 2007, 2006 and 2005, respectively, or 6.6%, 6.2% and 5.7% of our total revenues, respectively.

Wireless Customers

We had 70,000 and 24,400 total Consumer segment wireless lines in service at December 31, 2007 and 2006, respectively. The total wireless lines in service at December 31, 2007 include Alaska DigiTel lines in service. We had 16,000 total Consumer segment and Commercial segment wireless lines in service at December 31, 2005. Data was not available to separately identify the number of Consumer segment and Commercial segment lines in service at December 31, 2005. Our Consumer segment wireless services revenue totaled $46.7 million, $13.7 million and $6.1 million in the years ended December 31, 2007, 2006 and 2005, respectively, or 9.0%, 2.9% and 1.4% of total revenues, respectively. The total wireless revenue at December 31, 2007 includes Alaska DigiTel revenue.

Competition

A discussion of competition by product and service in our Consumer segment follows. See “Item 1A. — Risk Factors — We face intense competition that may reduce our market share and harm our financial performance.”

Voice Services and Products Competition

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

In the intrastate, interstate and international long-distance market, we compete against AT&T Alascom, Inc. (“AT&T Alascom”), Alaska Communications Systems Group, Inc. (“ACS”), MTA, long-distance resellers, and certain smaller rural local telephone companies. AT&T Alascom, as a subsidiary of AT&T, has access to greater financial, technical and marketing resources than we have. There is also the possibility that new competitors will enter the Alaska market. In addition, wireless and VoIP services continue to grow as an alternative to wireline services as a means of reaching customers. Wireless Local Number Portability allows consumers to retain the same phone number as they change service providers allowing for interchangeable and portable fixed-line and wireless numbers. Some consumers now use wireless service as their primary voice phone service for local and long-distance calling.

We have competed in the long-distance market by offering discounts from rates charged by our competitors and by providing desirable bundles of services. Discounts have been eroded in recent years due to lowering of prices by AT&T Alascom and entry of other competitors into the long-distance markets we serve. In addition, our competitors offer their own bundles of services.

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

Local Access

Data obtained from the RCA indicates that there are 23 ILECs and 12 CLECs certified to operate in the State of Alaska at December 31, 2007. We compete against ACS, the ILEC, and AT&T Alascom in Anchorage, Juneau and Fairbanks. AT&T Alascom offers Local Exchange service only to consumer customers through total service resale. We compete against MTA, the ILEC, in the Mat-Su Valley and ACS, the ILEC, in the Kenai-Soldotna area. We compete against other smaller ILECs in certain smaller communities.

We plan to provide local telephone service in other locations in the future where we would face other competitors. The RCA granted amendments to our certificates of convenience and public necessity to provide local service in areas where population growth has occurred and is likely to occur over the next five years. The service area changes are in Anchorage, Bethel, Cordova, Fairbanks, Homer, Juneau-Douglas, Kenai, Soldotna, Sterling, Ketchikan, Kodiak, Kotzebue, Nome, Palmer-Wasilla, Petersburg, Seward, Sitka, Valdez and Wrangell. The RCA also granted amendments to our certificates of convenience and public necessity to provide local service to the entire service areas of Ketchikan Public Utilities, Cordova Telephone Cooperative, Copper Valley Telephone Cooperative (“CVTC”), MTA, the Glacier State service area, and Arctic Slope Telephone Association Cooperative (“ASTAC”) as well as the cities of Wrangell, Petersburg, Sitka, Seward, Bethel and Nome. We expect further competition in the marketplaces we serve as other companies may receive certifications in the future.

In the local telephone services market, the 1996 Telecom Act, judicial decisions, state and federal legislative and regulatory developments, and new technologies have increased the overall likelihood that barriers to local telephone competition will be substantially reduced or removed. These initiatives include requirements that ILECs negotiate with entities, including us, to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to UNEs, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the ILEC. We have been able to obtain interconnection, access and related services from the ILECs, at rates that allow us to offer competitive services. However, if we are unable to continue to obtain these services and access at acceptable rates, our ability to offer local access services, and our revenues and net income, could be materially adversely affected. To date, we have been successful in capturing a significant portion of the local telephone market in the locations where we are offering these services. However, there can be no assurance that we will continue to be successful in attracting or retaining these customers.

We believe that we have certain advantages over ILECs in providing communications services, including awareness by Alaskan customers of the GCI brand name, our facilities-based communications network, and our prior experience in, and knowledge of, the Alaskan market.

See “Regulation — Wireline Voice Services and Products” below for more information.

Video Services and Products Competition

Our cable television systems face competition from alternative methods of receiving and distributing television signals, including DBS and digital video over telephone lines, broadband IP-based services, wireless and SMATV systems, and from other sources of news, information and entertainment such as Internet services, off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services, and home video products, including video disks. Our cable television systems also face competition from potential overbuilds of our existing cable systems by other cable television operators and municipally-owned cable systems, and alternative methods of receiving and distributing television signals. The extent to which our cable television systems are competitive depends, in part, upon our ability to provide quality programming and other services at competitive prices.

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

DBS is more competitive with cable in the Alaska market than it once was because technological advances have improved signal quality and reduced equipment costs and local programming is more widely available than it once was.

In the past, the majority of Alaska DBS subscribers were required to bear the cost of and install larger satellite dishes (generally three to six feet in diameter) because of the weaker satellite signals available in northern latitudes, particularly in communities surrounding, and north of, Fairbanks. In addition, the satellites had a relatively low altitude above the horizon when viewed from Alaska, making their signals subject to interference from mountains, buildings and other structures. Satellite placements have provided Alaska residents with a DBS package that requires a smaller satellite dish (typically 18 inches); however, a second larger dish is required if the subscriber wants to receive a channel line-up similar to that provided by our cable systems with high-definition programming. In addition to the dish and equipment cost deterrents, DBS signals are subject to degradation from atmospheric conditions such as rain and snow. The changing nature of technology and of the DBS business may result in greater satellite coverage within Alaska.

The largest ILEC in Alaska has engaged in marketing arrangements to provide DBS services along with local telephone and other services. Similar arrangements could be extended to other ILECs in the markets we serve in Alaska. DirecTV and EchoStar have satellites that can transmit a stronger signal and deliver local network programming in certain communities in Alaska.

The ILECs in the Mat-Su Valley and Ketchikan offer digital video service over telephone lines in limited areas. Their product offerings and price points are similar to our product offerings.

Competitive forces will be counteracted by offering expanded programming through digital services and by providing high-speed data services. System upgrades have been completed to make our systems reverse activated, providing the necessary infrastructure to offer cable modem service to greater than 99% of our homes passed. Digital delivery technology is being utilized in all of our systems. We have retransmission agreements with Anchorage broadcasters that expire in 2009 and provide for the uplink/downlink of their signals into all our systems, and local programming for our customers.

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

Data Services and Products Competition

The Internet industry is highly competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, service bundles, the types of services offered, the technologies used, customer service, billing services, perceived quality, reliability and availability. As of December 31, 2007, we competed with more than eight Alaska based Internet providers, and competed with other domestic, non-Alaska based providers that provide national service coverage. Several of the providers headquartered outside of Alaska have substantially greater financial, technical and marketing resources than we do.

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

Wireless Services and Products Competition

We compete against AT&T Wireless, ACS, MTA, and resellers of those services in Anchorage and other markets. We competed against Dobson until its acquisition by AT&T in November 2007. The GCI and Alaska DigiTel brands compete against each other.

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

The communications industry continues to experience significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless communications industry to continue to be dynamic and intense as a result of the development of new technologies, services and products.

We compete for customers based principally upon price, bundled services, the services and enhancements offered, network quality, customer service, network coverage and capacity, and the availability of differentiated features and services. Our ability to compete successfully will depend, in part, on our marketing efforts and our ability to anticipate and respond to various competitive factors affecting the industry.

Seasonality

Our Consumer segment voice, video, and data services do not exhibit significant seasonality. Our ability to implement construction projects is hampered during the winter months because of cold temperatures, snow and short daylight hours.

Network Access Segment

We offer wholesale voice and data services and products to other common carrier customers. Network Access segment revenues for 2007, 2006 and 2005 are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Total revenues [1]	$163,377	166,471	148,333

1 See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 11 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Network Access segment.

Services and Products

Our Network Access segment offers wholesale voice and data services and products to other common carrier customers. We provide network transport, billing services and access to our network to other common carriers. These services allow other common carriers to provide services to their customers that originate or terminate on our network, or on the networks of other communication companies to which we connect.

We are engaged in the transmission of interstate and intrastate-switched message telephone service, Internet service, and Private Line and Private Network communications service between the major communities in Alaska, and the remaining United States and foreign countries. Our message toll services include intrastate and interstate direct dial, toll-free 800, 888, 877 and 866 services, our calling card, directory assistance, operator and enhanced conference calling, frame relay, Multi-Protocol Label Switching (“MPLS”), IP, SDN, and ISDN technology based services. MPLS is a data-carrying mechanism which emulates certain properties of a circuit-switched network over a packet-switched network. We terminate northbound message telephone service traffic for Verizon, Sprint Nextel and several large resellers who do not have facilities of their own in Alaska. We also provide origination of southbound calling card and toll-free 800, 888, 877 and 866 toll services for Verizon, Sprint Nextel, and other Interexchange carriers. Services are generally provided pursuant to contracts with terms of up to five years in length. Toll, Private Line and Private Network, and related services account for 31.4%, 34.7%, and 33.5% of our 2007, 2006 and 2005 revenues, respectively. Private Line and Private Network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location.

We have positioned ourselves as a price, quality, and customer service leader in the Alaska communications market. The value of our voice and data services is generally designed to be equal to or greater than that for comparable services provided by our competitors.

Sales and Marketing

Our Network Access segment sales and marketing efforts are primarily directed toward increasing the number of other common carriers we serve, the number of billable minutes of long-distance traffic we carry over our network and the number of voice and data transmission circuits leased. We sell our voice and data services primarily through direct contact marketing.

Facilities

Our Network Access segment shares common facilities used for voice and data services by other segments. You should refer to “Consumer Segment — Facilities” above for additional information.

Customers

A summary of our Network Access segment switched long-distance message telephone service traffic (in minutes) follows:

	Year Ended December 31,
	2007	2006	2005
Network Access long-distance minutes: [1]	(in millions)
South-bound Interstate	690.2	662.0	576.5
North-bound Interstate	476.5	574.6	408.1
Intrastate	62.8	60.9	66.8
Other	20.7	19.1	21.7
Total	1,250.2	1,316.6	1,073.1

1 All minutes data were taken from our internal billing statistics reports.

Our largest customer was MCI through December 31, 2005. On January 6, 2006, Verizon announced the completion and closing of its merger with MCI and consequently Verizon is now our largest customer. During the year ended December 31, 2005, MCI was classified as a major customer of our Network Access segment. During the years ended December 31, 2007 and 2006, Verizon is classified as a major customer. At December 31, 2007 and 2006, Verizon (previously MCI) owned 0% and 37.9%, respectively, of GCI’s outstanding Class B common stock. Each share of Class B common stock has ten votes per share.

Revenues attributed to Verizon during the years ended December 31, 2007 and 2006, totaled $71.5 million and $93.4 million or 13.8% and 19.6% of total revenues, respectively. Revenues attributed to MCI’s message telephone traffic during the year ended December 31, 2005, totaled $85.4 million or 19.3% of total revenues. Our contract with Verizon has a term through December 2009, with five, one year automatic extensions thereafter. We believe that Verizon will continue to make use of our services during the extended term.

We also provide Network Access segment services to Sprint Nextel and Dobson. Although these customers do not meet the threshold for classification as a major customer, we do derive significant revenues and operating income from them. Our contract with Sprint Nextel was renewed in January 2007 to extend the term through March 2009, with two, one-year renewal options. Our majority-owned subsidiary, Alaska DigiTel, entered into a roaming agreement with Sprint Nextel in November 2007.

In November 2007,AT&T acquired Dobson, including its Alaska properties. In December 2007, we signed an agreement with AT&T that terminates AT&T’s obligation to purchase network services from us as of July 1, 2008. AT&T will provide us with a large block of wireless network usage at no charge to facilitate the transition of our customers to our facilities. We will pay for usage in excess of that base transitional amount. Under the previous agreement with Dobson, our margin was fixed. Under the new agreement with AT&T we will pay for usage on a per minute basis. The block of wireless network usage at no charge will reduce Cost of Goods Sold during the four year period ended June 30, 2012, that we would have otherwise recognized in accordance with the new agreement, however, we are unable to estimate the impact this change will have on our Cost of Goods Sold. We expect our message telephone and Private Line revenues earned from Dobson to decrease in 2008 and forward. Dobson revenues were $23.2 million in 2007. We do not believe the termination of the agreement with Dobson will have a material adverse effect on our financial position, results of operations or liquidity.

The loss of Verizon or Sprint Nextel as customers or a material adverse change in our relationships with them could have a material adverse effect on our financial position, results of operations or liquidity. There are no other individual Network Access segment customers, the loss of which would have a material impact on our revenues or operating income.

Voice Customers

Long-Distance

Revenues derived from Network Access segment long-distance services totaled $93.1 million, $105.1 million and $90.1 million, respectively, or 17.9%, 22.0% and 20.3% of our total revenues in 2007, 2006 and 2005, respectively.

Local Access

Revenues derived from Network Access segment local access services totaled $3.8 million, $5.7 million and $5.4 million, respectively, or 1.0%, 1.2% and 1.2% of our total revenues in 2007, 2006 and 2005, respectively.

Data Customers

Revenues derived from Network Access segment data services, including Internet and Private Line and Private Network services, totaled $61.2 million, $55.6 million and $52.8 million, or 11.8%, 11.9% and 11.9% of our total revenues in 2007, 2006 and 2005, respectively.

Wireless Customers

Revenues derived from Network Access segment wireless services totaled $5.3 million or 1.0% of our total revenues in 2007. Alaska DigiTel provides roaming services to other CDMA wireless carriers in Alaska. In October 2007, Alaska DigiTel entered a long-term roaming agreement with Sprint Nextel, becoming a Sprint Rural Alliance partner. Under this agreement, Sprint Nextel and Alaska DigiTel will provide each other seamless access to voice and high speed data platforms on a reciprocal basis.

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

Seasonality

Network Access segment long-distance services revenues derived from our other common carrier customers have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Our Network Access segment data services do not exhibit significant seasonality.

Commercial Segment

We offer a full range of communications services and products to commercial and governmental customers. Commercial segment revenues for 2007, 2006 and 2005 are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Total revenues [1]	$104,640	105,929	105,663

1 See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 11 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Commercial segment.

Services and Products

Our Commercial segment offers a full range of voice, video, data and wireless services and products to commercial and governmental customers.

Voice Services and Products

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

Local Access

We offer full featured local access service to our Commercial segment customers using our own fiber facilities and collocated remote facilities that access the ILEC’s UNE loops. In areas where we do not have our own facilities or access to ILEC loop facilities, we offer service using total service resale of the ILEC’s local service or UNE platform.

Our package offerings are competitively priced and include popular features, including caller ID, voice messaging, call forwarding, and call waiting.

Directories Services

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

Video Services and Products

Commercial segment subscribers such as hospitals, hotels and motels are charged negotiated monthly service fees. Programming services offered to our cable television systems subscribers differ by system as described in the Consumer segment Video Services and Products section above. You should refer to “Consumer Segment — Services and Products” above for additional information.

Data Services and Products

Internet

We currently offer several Internet service packages for commercial use: dial-up access, DSL, passive optical networking, fixed wireless, T-1 and fractional T-1 leased line, metro Ethernet, multi-megabit and high-speed cable modem Internet access. Our business high-speed cable modem Internet service offers access speeds ranging from 512 Kbps to 2.4 Mbps, free monthly data transfers of up to 30 gigabytes and free 24-hour customer service and technical support. Our DSL offering can support speeds of up to 1.5 Mbps over the same copper line used for phone service. Business services also include a personalized web page, domain name services, and e-mail.

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

Private Lines and Private Networks

Private Line and Private Network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location. private IP, Private Lines, metro Ethernet and frame relay offer a secure solution for frequent communication of large amounts of data between sites.

Managed Services

We design, sell, install, service and operate, on behalf of certain customers, communications and computer networking equipment and provide field/depot, third party, technical support, communications consulting and outsourcing services. We supply integrated voice and data communications systems incorporating private IP, interstate and intrastate digital Private Lines, point-to-point and multipoint Private Network and small earth station services.

Wireless Services and Products

Wireless services and products offered to our Commercial segment customers are the same as those described in the Consumer Wireless Services and Products section above. You should refer to “Consumer Segment — Services and Products” above for additional information.

Bundled Services and Products

We combine one or more of our individual service or product offerings into bundles that we sell to our Commercial segment customers at attractive prices as described further in the Consumer segment Services and Products section above. You should refer to “Consumer Segment — Services and Products” above for additional information.

Sales and Marketing

Our Commercial segment sales and marketing efforts focus on increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sell opportunities. We sell our Commercial segment services and products primarily through direct contact marketing. We also use direct mail advertising, door-to-door selling, up-selling by our customer service and call center personnel, local media advertising, retail stores, and our website.

Facilities

Our Commercial segment uses many facilities to provide services and products that are common to the Consumer segment. You should refer to “Consumer Segment — Facilities” above for additional information.

We provide our own facilities-based local access services to many of Anchorage’s larger business customers through expansion and deployment of SONET, Ethernet, and Gigabit Passive Optical Network fiber transmission facilities, DLC facilities, and leased T-1 facilities.

Our dedicated Internet access and IP data services are delivered to an Ethernet port located at the service point. Our management platform constantly monitors this port and continual communications are maintained with all of the core and distribution routers in the network. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance. The management platform has the capability to remotely access routers, servers and layer two switches, permitting changes in configuration without the need to physically be at the service point. This management platform allows us to offer outsourced network monitoring and management services to businesses and governmental entities. Many of the largest commercial networks in Alaska use this service, including the state government.

Customers

A discussion of Commercial segment customers by product type follows.

Voice Customers

Long-Distance

We had 10,500, 11,100 and 11,700 active Commercial segment long-distance subscribers at December 31, 2007, 2006 and 2005, respectively. The 2007 and 2006 decrease is primarily due to a decrease in the total number of long-distance services subscribers in the markets we serve resulting from customers substituting wireless phone, prepaid calling card, VoIP and email usage for direct dial minutes.

Commercial segment long-distance services revenues totaled $12.8 million, $12.94 million and $14.4 million, or 2.5%, 2.7% and 3.2% of our total revenues in 2007, 2006 and 2005, respectively.

Equal Access conversions have been completed in all communities where we serve with owned facilities. Equal Access is in progress in several small communities where we are expanding our owned facilities. We estimate that we carry greater than 50% of combined commercial and consumer traffic as a statewide average for both originating interstate and intrastate message telephone service.

A summary of our Commercial segment switched long-distance message telephone service traffic (in minutes) follows:

	Year Ended December 31,
	2007	2006	2005
Commercial long-distance minutes: [1]	(in millions)
Intrastate	79.4	79.7	84.2
Interstate	49.7	49.8	52.7
International	2.2	2.3	2.0
Total	131.3	131.8	138.9

1 All minutes data were taken from our internal billing statistics reports.

We provide various services to the State of Alaska and BP Exploration (Alaska) Inc. Although these customers do not meet the threshold for classification as major customers, we do derive significant revenues and operating income from them.

Although we have several agreements to facilitate the origination and termination of international toll traffic, we have neither foreign operations nor export sales. See “Part I — Item 1 — Business — Financial Information about our Foreign and Domestic Operations and Export Sales” for more information.

Local Access

We had 43,100, 41,900 and 40,700 Commercial segment local access lines in service at December 31, 2007, 2006 and 2005, respectively.

Commercial segment local access services revenues totaled $17.1 million, $16.6 million and $16.8 million, or 3.3%, 3.5% and 3.8% of our total revenues in 2007, 2006 and 2005, respectively.

Video Customers

We served 15,300, 15,200 and 14,400 basic Commercial segment subscribers at December 31, 2007, 2006 and 2005, respectively. Commercial segment video services revenues totaled $8.0 million, $8.0 million and $7.2 million, or 1.5%, 1.7% and 1.6% of our total revenues in 2007, 2006 and 2005, respectively.

Data Customers

Internet

We had 8,500, 7,800 and 6,500 active Commercial segment cable modem subscribers at December 31, 2007, 2006 and 2005, respectively. Commercial segment Internet services revenues totaled $14.4 million, $16.3 million and $16.9 million, or 2.8%, 3.4% and 3.8% of our total revenues in 2007, 2006 and 2005, respectively.

Private Line and Private Networks

We had 230, 237 and 241 total active Commercial segment Private Line and Private Networks subscribers at December 31, 2007, 2006 and 2005, respectively. Commercial segment Private Line and Private Networks services revenues totaled $16.8 million, $16.8 million and $14.3 million, or 3.2%, 3.5% and 3.2% of our total revenues in 2007, 2006 and 2005, respectively.

Managed Services

We design, sell, install, service and operate, on behalf of certain customers, communications and computer networking equipment and provide field/depot, third party, technical support, communications consulting and outsourcing services through our Network Solutions business. We also supply integrated voice and data communications systems incorporating interstate and intrastate digital Private Lines, point-to-point and multipoint Private Network and small earth station services. Our Managed Services revenues totaled $29.8 million, $30.1 million and $32.4 million, or 5.7%, 6.3% and 7.3% of total revenuesin 2007, 2006 and 2005, respectively.

Wireless Customers

We had 7,300 and 4,600 total Commercial segment wireless lines in service at December 31, 2007 and 2006, respectively. The total wireless lines in service at December 31, 2007 include Alaska DigiTel lines in service. At December 31, 2005 we had 16,000 total Consumer and Commercial segment wireless lines in service. Data is not available to separately identify the number of Consumer and Commercial segment lines in service at December 31, 2005. Our Commercial segment wireless services revenue totaled $4.8 million, $2.5 million and $1.2 million, respectively, or 0.9%, 0.5% and 0.3% of total revenues in 2007, 2006 and 2005, respectively. Total wireless revenue at December 31, 2007 includes Alaska DigiTel revenue.

Competition

Many of our Commercial segment voice, video, data and wireless services and products are also common to the Consumer segment. You should refer to “Consumer Segment — Competition” above for additional information.

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

Seasonality

Our Commercial segment voice, video, and data services do not exhibit significant seasonality. Our ability to implement construction projects is hampered during the winter months because of cold temperatures, snow and short daylight hours.

Managed Broadband Segment

We offer Internet access and related services for schools and health organizations using a platform including many of the latest advancements in technology. Managed Broadband segment revenues for 2007, 2006 and 2005 are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Total revenues [1]	$28,792	26,131	26,102

1 See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 11 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Managed Broadband segment.

Services and Products

Our Managed Broadband segment offers Internet access and related services to schools and health organizations.

SchoolAccess® is a suite of services designed to advance the educational opportunities of students in underserved regions of the country. Our SchoolAccess® division provides Internet and distance learning services designed exclusively for the school environment. The Schools and Libraries Program of the Universal Service Fund (“USF”) makes discounts available to eligible rural school districts for telecommunication services and monthly Internet service charges. The program is intended to ensure that rural school districts have access to affordable services.

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

Our videoconferencing network is the largest in Alaska, and network coverage expanded in 2006 to parts of the state of Washington. The network supports all H.323 IP videoconferencing standards including the newer H.264 standard, and supports call data rates from 128 kilobits per second up to and including multi-megabit high definition calls. In 2007 and

2006, we terminated over 37,000 and 30,000, respectively, videoconferencing endpoint connections amounting to over 2.8 and 2.0 million, respectively, videoconferencing minutes on our network.

Sales and Marketing

Our Managed Broadband segment sales and marketing efforts focus on increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sell opportunities. We sell our Managed Broadband segment services and products primarily through direct contact marketing.

Facilities

Our Managed Broadband segment services and products are delivered using a platform including many of the latest advancements in technology through a locally available circuit, our existing lines, and/or satellite earth stations. Our Internet services are partially provisioned over a satellite based digital video broadcast carrier that reduces the requirement for new satellite transponder bandwidth to support growth in rural health, SchoolAccess® and other broadband services.

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

In October 2007 we signed an agreement to purchase the stock of Unicom which operates DeltaNet, a long-haul broadband microwave network ringing the Yukon-Kuskokwim Delta – a region of approximately 30,000 square miles in western Alaska. By the summer of 2008, DeltaNet, which is still under construction but has already commenced operations where completed microwave towers have been placed into service, will link more than 40 villages to Bethel, the region’s hub. We expect to utilize DeltaNet in 2008 to support growth in rural health, SchoolAccess® and other broadband services.

You should refer to “Consumer Segment — Facilities” above for additional information.

Customers

Our Managed Broadband segment revenue, including our SchoolAccess® and rural health initiatives, totaled $28.8 million, $26.1 million and $26.1 million, or 5.6%, 5.5% and 5.9% of total revenues in 2007, 2006 and 2005, respectively. Our SchoolAccess® Internet service was delivered to 51 customers at December 31, 2007 representing over 162 schools in rural Alaska and 9 schools in Montana, New Mexico and Arizona. Our SchoolAccess® Internet service was delivered to 48 customers at December 31, 2006 representing over 203 schools in rural Alaska and 9 schools in Montana, New Mexico and Arizona. We had 45 SchoolAccess® customers at December 31, 2005. Our rural health service was delivered to 21 customers in Alaska, Washington and Montana at December 31, 2007, 2006 and 2005.

Competition

Presently, there are several competing companies in Alaska that actively sell broadband services. Our ability to provide end-to-end broadband services solutions has allowed us to maintain our market position based on “value added” services and products rather than solely based on price competition. These services are blended with other transport and software products into unique customer solutions, including SchoolAccess® and rural health applications such as video conferencing and unique web content services.

See “Item 1A. — Risk Factors — We face intense competition that may reduce our market share and harm our financial performance.”

Seasonality

Our Managed Broadband segment does not exhibit seasonality.

Sales and Marketing – Company-wide

Our sales and marketing strategy hinges on our ability to leverage (i) our unique position as an integrated provider of multiple communications, Internet and cable services, (ii) our well-recognized and respected brand name in the Alaskan marketplace and (iii) our leading market positions in long-distance, Internet and cable television services. By continuing to pursue a marketing strategy that takes advantage of these characteristics, we believe we can increase our consumer and commercial customer market penetration and retention rates, increase our share of our customers’ aggregate voice, video and data services expenditures and achieve continued growth in revenues and operating cash flow.

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

In the course of operating our cable television and communications systems, we have used various materials defined as hazardous by applicable governmental regulations. These materials have been used for insect repellent, paint used to mark the location of our facilities, and pole treatment, and as heating fuel, transformer oil, cable cleaner, batteries, diesel fuel, and in various other ways in the operation of those systems. We do not believe that these materials, when used in accordance with manufacturer instructions, pose an unreasonable hazard to those who use them or to the environment.

Patents, Trademarks and Licenses

We do not hold patents, franchises or concessions for communications services or local access services. We do hold registered service marks for the letters GCI®, and for the terms SchoolAccess®, Alaska United Fiber Optic Cable System®, GCI ConnectMD®, ConnectMD®, GCI Hypernet®, My GCI®, MyGCI®, Info Anchorage GCI Internet Hot Spot®, Info Fairbanks GCI Internet Hot Spot®, and Info Juneau GCI Internet Hot Spot®. The Communications Act of 1934 gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communications. We hold licenses through our subsidiary GCI Communication Corp. for our satellite and microwave transmission facilities for provision of long-distance services provided by our Consumer, Commercial and Network Access segments.

Our majority-owned subsidiary, Alaska DigiTel, holds registered service marks for the terms Keep Talking Alaska® and Digiminutes®.

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

We acquired a LMDS license in 1998 for use of a 150-MHz block of spectrum in the 28 GHz Ka-band for providing wireless services. The LMDS license has an initial duration of 10 years at which time licensees will be required to provide “substantial service” in their service regions. Our LMDS license will expire in 2008 if not renewed by the FCC. We are a member of a coalition that has petitioned the FCC for an extension of the expiration date due to the lack of suitable equipment for this bandwidth. We are unable to predict at this time whether the FCC will grant an extension of our LMDS license expiration. Our operations may require additional licenses in the future.

In 1998 our majority-owned subsidiary, Alaska DigiTel, acquired a license for use of a 30-MHz block of spectrum for providing PCS services in Alaska. We are required by the FCC to provide adequate broadband PCS service to at least two-thirds of the population in our licensed areas within 10 years of being licensed. The PCS license has an initial duration of 10 years. At the end of the license period, a renewal application will be filed. Licenses may be revoked and license renewal applications may be denied for cause. We expect the PCS license will be renewed in 2008 for an additional 10-year term.

Earth stations are licensed generally for fifteen years. The FCC also issues a single blanket license for a large number of technically identical earth stations (e.g., VSATs).

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

Wireline Voice Services and Products

General. As an Interexchange carrier, we are subject to regulation by the FCC and RCA as a non-dominant provider of interstate, international, and intrastate long-distance services. As a state-certificated CLEC, we are subject to regulation by the RCA and the FCC as a non-dominant provider of local communications services. Military franchise requirements also affect our ability to provide communications services to military bases.

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

On January 12, 2004, we made a bona fide request to MTA for 251(c) interconnection under Section 251(f)(1)(C) of the 1996 Telecom Act, which provides that the rural exemption does not apply to such a request from a cable operator seeking to provide telecommunications service in an area where a rural telephone company is providing video programming in competition with the cable operator. On February 2, 2005, the RCA ruled that MTA’s provision of video service through a wholly owned subsidiary meant that MTA’s rural exemption did not apply to our request. MTA subsequently petitioned the RCA to suspend and modify certain of its Section 251(c) obligations. On December 20, 2005, the RCA granted MTA’s petition for a three-year period. We have appealed the RCA’s decision. Following negotiation and arbitration of MTA’s remaining interconnection obligations, the RCA approved an Interconnection Agreement between MTA and us on February 17, 2006. We entered the Mat-Su Valley market with local access services in 2006 and 2007.

On May 2, 2005, we made a bona fide request to the City of Ketchikan d/b/a “KPU” for 251(c) interconnection under Section 251(f)(1)(C) of the 1996 Telecom Act. On June 3, 2005, we entered into a stipulation with KPU providing that KPU would forfeit its rural exemption and that negotiations for interconnection would commence when KPU executed its then existing plan to offer video programming. On November 14, 2006, the RCA approved the resulting Interconnection Agreement. We entered the Ketchikan market with local access services in 2007.

On May 17, 2006, we made a bona fide request to CVTC for 251(c) interconnection. This request resulted in a settlement under which CVTC agreed to negotiate section 251(a) and (b) interconnection with us subject to private arbitration if necessary. Following negotiation and arbitration of CVTC’s interconnection obligations, the RCA approved an Interconnection Agreement between CVTC and us on October 11, 2007. We entered the Valdez CVTC market with local access services in 2007.

On October 19, 2006, we made bona fide requests to TelAlaska Inc. d/b/a MukLuk Telephone Company, Inc. (“Mukluk”) and TelAlaska Inc. d/b/a Interior Telephone Company, Inc. (“Interior”) for 251(c) interconnection. This request resulted in a settlement under which Mukluk and Interior agreed to negotiate section 251(a) and (b) interconnection with us subject to private arbitration if necessary. Following negotiation and arbitration of Mukluk’s and Interior’s interconnection obligations, the RCA approved interconnection agreements between Mukluk and Interior and us on February 22, 2008.

On September 26, 2007, we requested that Alaska Telephone Company (“ATC”) enter into an agreement under which ATC would agree to negotiate section 251(a) and (b) interconnection with us subject to private arbitration if necessary. Such agreement was reached and negotiations for an Interconnection Agreement with ATC are ongoing.

On October 17, 2007, we requested that Cordova Telephone Cooperative (“CTC”) enter into an agreement under which ATC would agree to negotiate section 251(a) and (b) interconnection with us subject to private arbitration if necessary. Such agreement was reached and negotiations and arbitration for an Interconnection Agreement with ATC are ongoing.

On December 14, 2007, we requested that ASTAC enter into an agreement under which ASTAC would agree to negotiate section 251(a) and (b) interconnection with us subject to private arbitration if necessary. Such agreement was reached and negotiations and arbitration for an Interconnection Agreement with ASTAC are ongoing.

See “Description of Our Business by Reportable Segment — Consumer — Competition — Voice Services and Products Competition” for more information.

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

Access to Unbundled Network Elements. The ability to obtain unbundled network elements is an important element of our local access services business. In 2005, the FCC, in response to a court decision, adopted new standards that generally curb access to certain ILEC high capacity loop and transport facilities. We do not believe that any of these standards are met for the markets we serve. The FCC also eliminated access to mass market switching, which we generally self-provision.

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

On September 30, 2005, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from the requirement that it provide access to UNEs, and that to the extent it voluntarily did so, that the pricing provisions of the Act would not apply. We filed our opposition on January 9, 2006 and our reply on February 23, 2006. On December 28, 2006, the FCC granted ACS the requested relief from the provision of unbundled loops and transport in five of its eleven tariffed wire centers. The relief is conditioned on the requirement that ACS make loops and certain subloops available in those wire centers where relief was granted, by no later than a one-year transition period, at the same rates, terms and conditions as those negotiated between GCI and ACS for Fairbanks, until commercially negotiated rates were reached.

On March 15, 2007, GCI and ACS entered into an agreement (the "Settlement Agreement") to settle issues related to the FCC’s December 28, 2006 decision and other matters. Under the Settlement Agreement, ACS and GCI entered into a Global Interconnection Agreement that covers all ACS study areas, including ACS’s Sitka-Bush and Glacier State study areas. The Settlement Agreement also provides that ACS will continue to provide GCI with access to UNE loops in the Anchorage, Fairbanks, and Juneau study areas at a rate of $23.00 per UNE loop per month. The per-loop price is subject to an upward or downward adjustment depending on the aggregate number of UNE and wholesale lines GCI is purchasing from ACS in all of ACS’s study areas. The initial term of the Settlement Agreement is five years.

On March 21, 2007, GCI and ACS filed motions to withdraw their appeals of the FCC decision, before United States Court of Appeals for the District of Columbia Circuit and the United States Court of Appeals for the Ninth Circuit, respectively, which motions have been granted. Additional appeals that were filed by others have been dismissed and on June 28, 2007, the RCA approved the Global Interconnection Agreement that incorporated the terms of the settlement.

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

Universal Service. The USF pays subsidies to ETCs to support the provision of facilities-based wireline and wireless telephone service in high-cost areas. Under FCC regulations, we have qualified as a competitive ETC in the Anchorage, Fairbanks, Juneau, Mat-Su Valley, Ketchikan, and Glacier State service areas. Without ETC status, we would not qualify for USF subsidies in these areas or other rural areas where we propose to offer facilities-based wireline and wireless telephone services, and our net cost of providing local telephone services in these areas would be materially adversely affected.

The Federal State Joint Board on Universal Service (“Joint Board”) has recommended the imposition of a state-by-state interim cap on high cost funds to be distributed to ETCs. If the Joint Board recommendation is adopted by the FCC, this cap will reduce the high cost fund amounts available to competitive ETCs, such as us, as new competitive ETCs are designated and as existing competitive ETCs acquire new customers. In addition, the Joint Board has recommended for FCC consideration long-term options for reforming USF support, including establishing separate funds for mobility and broadband support. Separately, the FCC has issued two reform proposals for changing the basis for support amounts. We cannot predict at this time the outcome of the FCC proceedings to consider USF reform proposals or their respective impact on us. Both these and any future regulatory, legislative, or judicial actions could affect the operation of the USF and result in a change in our revenue for providing local access services in new and existing markets and facilities-based wireless services in new markets.

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

Video Services and Products

General. Because cable communications systems use local streets and rights-of-way, they generally are operated pursuant to franchises (which can take the form of certificates, permits or licenses) granted by a municipality or other state or local government entity. The RCA is the franchising authority for all of Alaska. We believe that we have generally met the terms of our franchises, which do not require periodic renewal, and have provided quality levels of service. On December 20, 2006, the FCC adopted rules to ensure a reasonable franchising process for new video market entrants; these rules have not had a material effect on our operations. Military franchise requirements also affect our ability to provide video services to military bases.

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

The FCC has adopted rules to require cable operators to carry the digital programming streams of broadcast television stations. The FCC has also decided, however, that cable operators should be required to carry both the analog and digital programming streams of broadcast television stations while broadcasters are transitioning from analog to digital transmission and that cable operators should not be required to carry multiple digital programming streams from a single broadcast television station. Should the FCC change this policy, we would be required to devote additional cable capacity to carrying broadcast television programming streams, a step that could require the removal of other programming services.

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

Segregated Security for Set-top Devices. The FCC mandated, effective July 1, 2007, that all new set-top video navigation devices must segregate the security function from the navigation function. The new devices are more expensive than existing equipment, and compliance would increase our cost of providing cable services. A waiver has been granted to one small cable system conditioned upon, among other things, its commitment to fully digitize analog signals throughout its cable network. The FCC has also indicated that enforcement of the separate security requirement may be deferred with respect to small cable operators that meet certain criteria and are unable to receive compliant set-top devices in a timely manner from manufacturers. Subject to a waiver granted by the FCC on May 4, 2007, we may continue providing low-cost integrated set-top boxes to consumers to facilitate our transition to all-digital cable networks through February 17, 2009.

Pole Attachments. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems’ use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. This formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing communications services, including cable operators. The RCA has largely retained the existing pole attachment formula that has been in state regulation since 1987. This formula could be subject to further revisions upon petition to the RCA and the FCC has initiated a rulemaking to consider application of the federal formula. We cannot predict at this time the outcome of any such proceedings.

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

Assignments or Transfers of Control. The FCC (and in some instances, the Department of Justice) must grant prior approval to any assignment or transfer of control of an FCC spectrum license. On December 22, 2006, the FCC released an order approving our acquisition of 82% percent of the equity of Alaska DigiTel, a statewide commercial mobile radio service provider in Alaska, in a non-control transaction. In January 2008, we requested the FCC approve our acquisition of the remaining 18% of the equity of Alaska DigiTel. This transaction is subject to customary closing conditions, including regulatory approval, but is expected to occur in the third quarter of 2008.

Universal Service. A wireless carrier may seek ETC status so that it can receive subsidies from the USF to support the provision of wireless voice service to consumers residing in certain high cost areas. Several wireless carriers have successfully applied to the RCA for ETC status in Alaska.

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

Financial Information about our Foreign and Domestic Operations and Export Sales

Although we have several agreements to help originate and terminate international toll traffic, we do not have foreign operations or export sales. We conduct our operations throughout the western contiguous United States and Alaska and believe that any subdivision of our operations into distinct geographic areas would not be meaningful. Revenues associated with international toll traffic were $2.6 million, $2.5 million and $2.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Customer-Sponsored Research

We have not expended material amounts during the last three fiscal years on customer-sponsored research activities.

Backlog of Orders and Inventory

As of December 31, 2007 and 2006, our Network Access segment had a backlog of Private Line orders of $40,000 and $157,000, respectively, which represents recurring monthly charges for Private Line services. As of December 31, 2007 and 2006, our Commercial segment had a backlog of Private Line orders of $19,000 and $12,000, respectively, which represents recurring monthly charges for Private Line. We expect that all of the Private Line orders in backlog at the end of 2007 will be delivered during 2008.

Geographic Concentration and Alaska Economy

We offer voice and data communications and video services to customers primarily in the State of Alaska. Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska. The economy of the State of Alaska is dependent upon natural resource industries, in particular oil production, as well as investment earnings (including earnings from the State of Alaska Permanent Fund), tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. Oil revenues are the second largest source of state revenues, following funds from investment sources. To the extent that our large common carrier customers experience reduced demand for traffic destined for and originating in Alaska, it could adversely affect our common carrier traffic and associated revenues. See “Part I — Item 1A — Risk Factors — Our business is currently geographically concentrated in Alaska,” and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about the effect of geographic concentration and the Alaska economy on us.

Employees

We employed 1,295 persons as of January 4, 2008, and we are not party to union contracts with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

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

For the year ended December 31, 2007, we provided services to Verizon and Sprint Nextel which generated combined revenues of 21.3% of our total 2007 revenues. These customers are free to seek out long-distance communications services from our competitors upon expiration of their contracts (in December 2009 in the case of Verizon and in March 2009 in the case of Sprint Nextel) or earlier upon the occurrence of certain contractually stipulated events including a default, the occurrence of a force majeure event, or a substantial change in applicable law or regulation under the applicable contract. Additionally, the contracts provide for periodic reviews to assure that the prices paid by Verizon and Sprint Nextel for their services remain competitive.

Mergers and acquisitions in the communications industry are relatively common. If a change in control of Verizon or Sprint Nextel were to occur it would not permit them to terminate their existing contracts with us without a negotiated settlement, but it could in the future result in the termination of or a material adverse change in our relationships with these customers.

In addition, Verizon’s and Sprint Nextel’s need for our long-distance services depends directly upon their ability to obtain and retain their own long-distance and wireless customers and upon the needs of those customers for long-distance services.

The loss of one or more of Verizon or Sprint Nextel as customers, a material adverse change in our relationships with either of them or a material loss of or reduction in their long-distance customers would have a material adverse effect on our financial position, results of operations and liquidity.

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

We expect competition to increase as a result of the rapid development of new technologies, services and products. We cannot predict which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services. Our ability to compete successfully will depend on marketing and on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, economic conditions and pricing strategies by competitors. To the extent we do not keep pace with technological advances or fail to timely respond to changes in competitive factors in our industry and in our markets, we could lose market share or experience a decline in our revenue and net income. Competitive conditions create a risk of market share loss and the risk that customers shift to less profitable lower margin services. Competitive pressures also create challenges for our ability to grow new businesses or introduce new services successfully and execute our business plan. Each of our business segments also faces the risk of potential price cuts by our competitors that could materially adversely affect our market share and gross margins.

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

For more information about Regulations affecting our operations, see “Competition” contained in “Item 1 — Business — Regulation.”

Loss of our ETC status would disqualify us for USF subsidies.

The USF pays subsidies to ETCs to support the provision of facilities-based wireline and wireless telephone service in high-cost areas. Under FCC regulations, we have qualified as a competitive ETC in the Anchorage, Fairbanks, Juneau, Matanuska-Susitna Valley, Ketchikan, and Glacier State service areas. Without ETC status, we would not qualify for USF subsidies in these areas or other rural areas where we propose to offer facilities-based wireline and wireless telephone services. Loss of our ETC status could have an adverse effect on our business, financial position, results of operations or liquidity.

Failure to complete development, testing and deployment of new technology that supports new services could affect our ability to compete in the industry. In addition, the technology we use may place us at a competitive disadvantage.

We develop, test and deploy various new technologies and support systems intended to enhance our competitiveness by both supporting new services and features and reducing the costs associated with providing those services or features. Successful development and implementation of technology upgrades depend, in part, on the willingness of third parties to develop new applications in a timely manner. We may not successfully complete the development and rollout of new technology and related features or services in a timely manner, and they may not be widely accepted by our customers or may not be profitable, in which case we could not recover our investment in the technology. Deployment of technology supporting new service offerings may also adversely affect the performance or reliability of our networks with respect to both the new and existing services. Any resulting customer dissatisfaction could affect our ability to retain customers and may have an adverse effect on our financial position, results of operations, or liquidity.

Our businesses are currently geographically concentrated in Alaska. Any deterioration in the economic conditions in Alaska could have a material adverse effect on our financial position, results of operations or liquidity.

We offer voice, data and wireless communication and video services to customers primarily in Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon natural resource industries, in particular oil production, as well as tourism, and government spending including substantial amounts for the United States military. Any deterioration in these markets could have an adverse impact on the demand for communication and cable television services and on our results of operations and financial condition. In addition, the customer base in Alaska is limited. Alaska has a population of approximately 670,000 people, 54% of whom are located in the Anchorage and Matanuska-Susitna Borough region. We have already achieved significant market penetration with respect to our service offerings in Anchorage and in other locations in Alaska.

We may not be able to continue to increase our market share of the existing markets for our services, and no assurance can be given that the Alaskan economy will continue to grow and increase the size of the markets we serve or increase the demand for the services we offer. As a result, the best opportunities for expanding our business may arise in other geographic areas such as the Lower 49 States. There can be no assurance that we will find attractive opportunities to grow our businesses outside of Alaska or that we will have the necessary expertise to take advantage of such opportunities. The markets in Alaska for voice and data communications and video services are unique and distinct within the United States due to Alaska’s large geographical size, its sparse population located in a limited number of clusters, and its distance from the rest of the United States. The expertise we have developed in operating our businesses in Alaska may not provide us with the necessary expertise to successfully enter other geographic markets.

We may not fully develop our wireless services, in which case we could not meet the needs of our customers who desire such services.

We offer wireless mobile services under the GCI brand by distributing other providers’ wireless mobile services and over our own facilities under the Alaska DigiTel brand. We offer wireless local telephone services over our own facilities, and have purchased personal communications system, or PCS, and local multipoint distribution system, or LMDS, wireless broadband licenses in FCC auctions covering markets in Alaska. In 2007 we acquired a substantial ownership interest in Alaska DigiTel (see “Part I — Item 1 — Business — Development of our Business during the Past Fiscal Year — Alaska DigiTel Acquisition and Loan” for more information.) We have entered into an agreement to acquire the remaining ownership interest in Alaska DigiTel (see “Part I — Item 1 — Business — Recent Developments — Acquisition of Remaining Alaska DigiTel Interest” for more information.) We have fewer subscribers to our wireless services than to our other service offerings. Currently the geographic coverage of our wireless services is smaller than the geographic coverage of our other services. Some of our competitors offer or propose to offer an integrated bundle of communications, entertainment and information services, including wireless services. If we are unable to expand our wireless facilities (see “Part I — Item 1 — Business — Recent Developments — Wireless Business Strategy” for more information) and further develop our wireless services, we may not be able to meet the needs of customers who desire such services, and our competitors who offer these services would have an advantage. This could result in the loss of market share for our other service offerings.

As a PCS and LMDS licensee, we are subject to regulation by the FCC, and must comply with certain build-out and other conditions of the licenses, as well as with the FCC’s regulations governing the PCS and LMDS services. The FCC renewed our PCS Block B license in 2005 for an additional 10-year term. We expect the FCC to renew the PCS Block A license held by our majority-owned subsidiary, Alaska DigiTel, in 2008. Our LMDS license will expire in 2008 if not renewed by the FCC. We are a member of a coalition that has petitioned the FCC for an extension of the expiration date due to the lack of suitable equipment for this bandwidth. We are unable to predict at this time whether the FCC will grant an extension of our LMDS license expiration.

Prolonged service interruptions could affect our business.

We rely heavily on our network equipment, communications providers, data and software to support all of our functions. We rely on our networks and the networks of others for substantially all of our revenues. We are able to deliver services only to the extent that we can protect our network systems against damage from power or communication failures, computer viruses, natural disasters, unauthorized access and other disruptions. While we endeavor to provide for failures in the network by providing back-up systems and procedures, we cannot guarantee that these back-up systems and procedures will operate satisfactorily in an emergency. Should we experience a prolonged failure, it could seriously jeopardize our ability to continue operations. In particular, should a significant service interruption occur, our ongoing customers may choose a different provider, and our reputation may be damaged, reducing our attractiveness to new customers.

To the extent that any disruption or security breach results in a loss or damage to our customers’ data or applications, or inappropriate disclosure of confidential information, we may incur liability and suffer from adverse publicity. In addition, we may incur additional costs to remedy the damage caused by these disruptions or security breaches.

If failures occur in our undersea fiber optic cable systems, our ability to immediately restore the entirety of our service may be limited and we could incur significant costs, which could lead to a material adverse effect on our business, financial position, results of operations or liquidity.

Our communications facilities include two undersea fiber optic cable systems that carry a large portion of our voice, data and Internet traffic to and from the contiguous Lower 48 States one of which provides an alternative geographically diverse backup communication facility to the other. If a failure of both sides of the ring of our undersea fiber optic facilities occurs and we are not able to secure alternative facilities, some of the communications services we offer to our customers could be interrupted which could have a material adverse effect on our business, financial position, results of operations or liquidity. Damage to an undersea fiber optic cable system can result in significant unplanned Cost of Goods Sold which could have a material adverse effect on our business, financial position, results of operations or liquidity.

If a failure occurs in our satellite communications systems, our ability to immediately restore the entirety of our service may be limited.

We serve many rural and remote Alaska locations solely via satellite communications. Each of our C-band and Ku-band satellite transponders is backed up on the same spacecraft with multiple backup transponders. The primary spacecrafts we use to provide voice, data and Internet services to our rural Alaska customers is Intelsat’s Galaxy XR for C-band and Intelsat's Horizons 1 for Ku-band, but we also lease capacity on two other spacecraft for services we provide, SES Americom’s AMC-7 and AMC-8.

On Galaxy XR, we use 9 C-band transponders. Galaxy XR experienced a failure of its primary and secondary xenon ion propulsion system (“XIPS”) that maintains the satellite’s proper orbital position in 2004. The satellite is using its backup bi-propellant thrusters to maintain its orbital position. These thrusters are a space flight proven technology. The failure of the primary and secondary XIPS had no short term impact on service to our customers. Intelsat, the owner and operator of Galaxy XR, believes the satellite has sufficient fuel to continue normal operations until May 18, 2008. The terms of our Galaxy XR transponder purchase agreement extends through March 2012. Intelsat intends to replace the satellite before its estimated end-of-life. The launch of the replacement satellite, Galaxy 18, is expected to occur on May 3, 2008. We purchased a warranty with the original agreement to cover a loss of this nature. We have had an agreement in place that provides backup transponder capacity on Intelsat’s Galaxy XII and Galaxy XIII satellites in the event of a catastrophic failure of Galaxy XR. Additionally, our agreement includes backup of our Horizons 1 Ku-band transponders on the Ku-band payload of Galaxy 18.

If such a failure occurs with Galaxy XR, we plan to divide our C-band network between Galaxy XII and Galaxy XIII. Galaxy XII will be moved from its current orbital slot to where Galaxy XR is currently positioned. Service may not be fully restored for up to a week or longer due to the time necessary for Intelsat to move Galaxy XII and for us to redirect earth station antennae. We have installed additional facilities at our Barrow, Nome, Kotzebue, and Bethel, Alaska earth stations to allow dual use of Galaxy XII and Galaxy XIII from those locations to help mitigate the impact of this transition. We are also reactivating our Fairbanks, Alaska gateway earth station to help share the load of our primary gateway earth stations in Eagle River, Alaska and Issaquah, Washington.

We also lease one 36 MHz transponder on SES Americom's AMC-7 spacecraft. We use this transponder to distribute multi-channel, digitally encoded video programming and services to remote locations within Alaska. We may use this transponder along with two others that we reserve on AMC-7 to restore service during any fiber outage that may occur in our network.

There is uncertainty whether the Galaxy 18 spacecraft will launch on schedule. The contracted provider of launch services for Galaxy 18 experienced a launch failure on January 20, 2007 that damaged the launch platform and delayed future launches scheduled prior to the Galaxy 18 launch. One more satellite is scheduled to launch March 9, 2008 and the next scheduled launch is of Galaxy 18. There is additional uncertainty that Galaxy 18 will be launched successfully and will become fully operational once in orbit. Additionally, Galaxy XR station-keeping fuel may not last the estimated or expected amount of time before the replacement spacecraft is operational. Such a loss of station-keeping fuel would cause the spacecraft to drift out of its normal orbital position and our fixed ground antennas would no longer point directly at the spacecraft causing loss of signal and thus loss of communications with the spacecraft. While we have developed contingency plans that provide for continued satellite service in the event the launch date extends beyond the Galaxy XR satellite’s end-of-life we may experience extended service outages which could have a material adverse effect on our business, financial position, results of operations or liquidity.

We may not be able to successfully integrate the businesses we plan to acquire in 2008.

The process of integrating the operations of Alaska DigiTel, UUI and Unicom and Alaska Wireless with ours in 2008 may cause interruptions of or loss of momentum in our business and financial performance. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the companies’ operations may have an adverse effect on our business, financial condition, or results of operations. We may also incur additional and unforeseen expenses in connection with the integration efforts. There can be no assurance that the expense savings and synergies that we anticipate from the acquisitions will be realized fully or will be realized within the expected timeframe.

We depend on a limited number of third-party vendors to supply communications equipment. If we do not obtain the necessary communications equipment, we will not be able to meet the needs of our customers.

We depend on a limited number of third-party vendors to supply cable, Internet, DLPS, wireless and telephony-related equipment. If our providers of this equipment are unable to timely supply the equipment necessary to meet our needs or provide them at an acceptable cost, we may not be able to satisfy demand for our services and competitors may fulfill this demand. Due to the unique characteristics of the Alaska communications markets (i.e., remote locations, rural, satellite-served, low density populations, and our leading edge services and products), in many situations we deploy and utilize specialized, advanced technology and equipment that may not have a large market or demand. Our vendors may not succeed in developing sufficient market penetration to sustain continuing production and may fail. Vendor bankruptcy (or acquisition without continuing product support by the acquiring company) may require us to replace technology before its otherwise useful end of life due to lack of on-going vendor support and product development.

We do not have insurance to cover certain risks to which we are subject, which could lead to the incurrence of uninsured liabilities that adversely affect our financial position, results of operations or liquidity.

We are self-insured for damage or loss to certain of our transmission facilities, including our buried, undersea and above-ground transmission lines. If we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.

We must perform impairment tests of our goodwill, cable certificate and wireless license assets on an annual basis. Impairment testing may result in a material, non-cash write-down of our cable certificate, wireless license, or goodwill assets and could have a material adverse impact on our results of operations.

Under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we must test our goodwill and other intangible assets with indefinite lives for impairment at least annually. The SEC Staff Announcement Topic “Use of the Residual Method to Value Acquired Assets Other than Goodwill,” requires us to apply a direct value method to determine the fair value of our intangible assets with indefinite lives other than goodwill for purposes of impairment testing. We must also recognize previously unrecognized intangible assets, if any, in the determination of fair value for impairment testing purposes. Our cable certificate and wireless license assets are our only indefinite-lived assets other than goodwill as of December 31, 2007. Our cable certificate assets were originally valued and recorded using the residual method. Our wireless license assets were originally valued using the direct value method. Impairment testing of these assets in future periods may result in a material, non-cash write-down of these assets and could have a material adverse impact on our results of operations.

Our significant debt could adversely affect our business and prevent us from fulfilling our obligations under our senior notes.

We have and will continue to have a significant amount of debt. On December 31, 2007, we had total debt of $541.4 million. Our high level of debt could have important consequences, including the following:

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

We will require a significant amount of cash to service our debt, complete our planned network expansion, complete our planned acquisitions and to meet other obligations. Our ability to generate cash depends on many factors beyond our control. If we are unable to meet our future capital needs it may be necessary for us to curtail, delay or abandon our business growth plans.If we incur significant additional indebtedness to fund our plans, it could cause a decline in our credit rating and could increase our borrowing costs or limit our ability to raise additional capital.

We will require a significant amount of cash for our planned wireless network expansion, acquisitions, to satisfy our debt service requirements and to meet other obligations. To meet our capital needs we may incur additional debt in the future. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures and acquisitions will depend on our ability to generate cash and to arrange additional financing in the future. These abilities are subject to, among other factors, our credit rating, our financial performance, general economic conditions, prevailing market conditions, the state of competition in our market, the outcome of certain legislative and regulatory issues and other factors that may be beyond our control. Our ability to obtain suitable financing when needed has become more difficult due to the downturn in economic conditions in 2008 and our failure to obtain suitable financing could, among other things, result in our inability to continue to expand our business and meet competitive challenges. If we incur significant additional indebtedness, or if we do not continue to generate sufficient cash from our operations, our credit rating could be adversely affected, which would likely increase our future borrowing costs and could affect our ability to access capital.

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

Concerns about health risks associated with wireless equipment may reduce the demand for our wireless services.

Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. Purported class actions and other lawsuits have been filed against numerous other wireless carriers seeking not only damages but also remedies that could increase the cost of doing business. We cannot be sure of the outcome of those cases or that the industry will not be adversely affected by litigation of this nature or public perception about health risks. The actual or perceived risk of mobile communications devices could adversely affect us through a reduction in subscribers and reduced network usage per subscriber. Further research and studies are ongoing, and we cannot be sure that additional studies will not demonstrate a link between radio frequency emissions and health concerns.

Additionally, new government regulations on the use of a wireless device while driving may affect us through a reduction in subscribers and reduced network usage per subscriber. Studies have indicated that using wireless devices while driving may impair a driver’s attention. Many state and local legislative bodies have passed or proposed legislation to restrict the use of wireless telephones while driving vehicles. Concerns over safety and the effect of future legislation, if adopted and enforced in the areas we serve, could limit our ability to market and sell our wireless services and decrease our revenue from customers who now use their wireless telephones while driving. Litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of wireless telephone use while driving could result in damage awards against telecommunications providers, adverse publicity and further governmental regulation. Any of these results could have a material adverse effect on our financial position, results of operations or liquidity.

A significant percentage of our voting securities are owned by a small number of shareholders and these shareholders can control shareholder decisions on very important matters.

As of December 31, 2007, our executive officers and directors and their affiliates owned 4.4% of our combined outstanding Class A and class B common stock, representing 16.9% of the combined voting power of that stock. These shareholders can significantly influence, if not control, our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to the Board.

Corporate governance rules may impose increased costs and internal control assessment requirements on us.

The Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board, and the Nasdaq National Market have required changes in corporate governance practices of public companies. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that we and our auditor evaluate and report on our system of internal controls over financial reporting. We expect to incur ongoing costs to comply with these rules and regulations and may incur increased legal and financial compliance costs that may negatively affect our results of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has determined that as of December 31, 2007, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of one identified material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of this material weakness and our remediation efforts and plans, see “Part II — Item 9A — Controls and Procedures.” If the result of our remediation of the identified material weakness is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

General

Our properties do not lend themselves to description by location of principal units. Our investment in property and equipment in our consolidated operations consisted of the following at December 31:

	2007	2006
Telephone distribution systems	63.6%	65.1%
Cable television distribution systems	16.2%	18.2%
Support equipment	10.8%	11.0%
Construction in progress	6.9%	3.5%
Land and buildings	1.4%	1.0%
Transportation equipment	0.8%	0.8%
Property and equipment under capital leases	0.3%	0.4%
Total	100.0%	100.0%

It is not practicable to allocate our properties to our operating segments since many of our properties are employed by more than one segment to provide common services and products. Additionally our Chief Operating Decision Maker manages our properties at the consolidated company level rather than at the segment level.

These properties consist primarily of undersea and land-based fiber-optic networks, switching equipment, satellite transponders and earth stations, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, routers, servers, transportation equipment, computer equipment and general office equipment. Land and buildings consist of land, land improvements and landing stations and other buildings. Substantially all of our properties secure our Senior Credit Facility. See note 7 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information.

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

Our construction in progress totaled $69.4 million at December 31, 2007, consisting of long-distance, video, local, wireless and Internet services, and support systems projects that were incomplete at December 31, 2007. Our construction in progress totaled $30.0 million at December 31, 2006, consisting of long-distance, video, local and Internet services, and support systems projects that were incomplete at December 31, 2006. The property, plant and equipment included in construction in progress at December 31, 2007 are expected to be placed in service in 2008.

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

The total investment in property, plant and equipment has increased from $611.2 million at January 1, 2003 to $932.3 million at December 31, 2007, including Alaska DigiTel in 2007 and construction in progress and excluding deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required in the future to meet the growing demand for communications, Internet and entertainment services and to continually modernize and improve such services to meet competitive demands.

Additions to property and equipment and construction in progress for 2003 through 2007 were as follows (in millions):

2003	$62.5
2004	$112.6
2005	$81.2
2006	$105.1
2007	$154.5

We expect our 2008 expenditures for property and equipment for our core operations, including construction in progress and excluding the Galaxy 18 satellite transponder capacity lease discussed in “Part I – Item 1 – Development of our Business During the Past Year,” to total $220.0 million to $230.0 million, depending on available opportunities, available credit, and the amount of cash flow we generate during 2008. We have made capital and operating purchase commitments totaling $74.8 million at December 31, 2007. A majority of the expenditures are expected to expand, enhance and modernize our current networks, facilities and operating systems, and to develop other businesses.

We funded our normal business capital requirements substantially through internal sources during 2007 and, to the extent necessary, from external financing sources. We expect expenditures for 2008 to be financed through internal sources and, for the Galaxy 18 satellite transponder capacity lease and wireless facility expansion discussed above, through external financing sources.

Insurance

We have insurance to cover risks incurred in the ordinary course of business, including general liability, property coverage, director and officers and employment practices liability, auto, crime, fiduciary, aviation, and business interruption insurance in amounts typical of similar operators in our industry and with reputable insurance providers. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against “all risks” of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies. As is typical in the communications industry, we are self-insured for damage or loss to certain of our transmission facilities, including our buried, undersea, and above-ground transmission lines. We self-insure with respect to employee health insurance and workers’ compensation, subject to stop-loss insurance with other parties that caps our liability at specified limits. We believe our insurance coverage is adequate; however, if we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.

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

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2007 to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Shares of GCI’s Class A common stock are traded on the Nasdaq Global Select MarketSM under the symbol GNCMA.

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

	Class A		Class B
	High	Low	High	Low
2006:
First Quarter	$12.20	10.12	12.25	9.87
Second Quarter	$13.24	11.13	12.60	11.00
Third Quarter	$13.01	11.00	12.30	11.00
Fourth Quarter	$16.09	11.78	15.35	12.00
2007:
First Quarter	$16.10	13.64	15.10	14.20
Second Quarter	$15.20	12.42	14.80	12.00
Third Quarter	$14.00	11.03	14.05	12.10
Fourth Quarter	$12.47	7.51	11.85	8.00

Holders

As of December 31, 2007 there were 2,173 holders of record of our Class A common stock and 390 holders of record of our Class B common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

Dividends

We have never paid cash dividends on our common stock, and we have no present intention of doing so. Payment of cash dividends in the future, if any, will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations. Our existing bank loan agreements contain provisions that limit payment of dividends on common stock, other than stock dividends (see note 7 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information).

Stock Transfer Agent and Registrar

BNY Mellon Shareowner Services is our stock transfer agent and registrar.

Performance Graph

The following graph includes a line graph comparing the yearly percentage change in our cumulative total shareholder return on our Class A common stock during the five-year period 2003 through 2007. This return is measured by dividing (1) the sum of (a) the cumulative amount of dividends for the measurement period (assuming dividend reinvestment, if any) and (b) the difference between our share price at the end and the beginning of the measurement period, by (2) the share price at the beginning of that measurement period. This line graph is compared in the following graph with two other line graphs during that five-year period, i.e., a market index and a peer index.

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
Measurement Period (Fiscal Year Covered)	Company ($)	Nasdaq Stock Market Index for U.S. Companies ($)	Nasdaq Telecommunications Stock ($)

FYE 12/31/02	100.0	100.0	100.0
FYE 12/31/03	129.7	149.5	166.3
FYE 12/31/04	164.5	162.7	177.3
FYE 12/31/05	153.9	166.2	168.5
FYE 12/31/06	234.4	182.6	221.6
FYE 12/31/07	130.4	198.0	197.1

[1]	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

[2]	The indexes are reweighted daily, using the market capitalization on the previous trading day.

[3]	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

[4]	The index level for all series was set to $100.00 on December 31, 2002.

Issuers Purchases of Equity Securities

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of shares of our Class A common stock during the quarter ended December 31, 2007:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 1, 2007 to October 31, 2007	218,312 [3]	$ 12.08	5,787,732	$13,841,876
November 1, 2007 to November 30, 2007	230,000 [3]	$ 8.78	6,017,732	$11,821,653
December 1, 2007 to December 31, 2007	80,000 [3]	$ 8.75	6,097,732	$11,121,453
Total	528,312

[1]

The repurchase plan was publicly announced on November 3, 2004. Our plan does not have an expiration date, however transactions pursuant to the plan are subject to periodic approval by our Board of Directors. We do not expect further share repurchases in the near term. We will likely curtail our stock repurchases as a condition for increasing availability under our credit facilities. When we begin generating free cash flow we may continue the repurchases subject to the availability under our credit facilities and the price of our Class A and Class B common stock.

[2]

The total amount approved for repurchase was $80.0 million through December 31, 2007 consisting of $60.0 million through December 31, 2006 and an additional $20.0 million during the year ended December 31, 2007. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

[3]	Open-market purchases made under our publicly announced repurchase plan.

Item 6. Selected Financial Data

The following table presents selected historical information relating to financial condition and results of operations over the past five years.

		Years ended December 31,
		2007	2006	2005	2004	2003
(Amounts in thousands except per share amounts)
Revenues		$520,311	477,482	443,026	424,826	390,797
Income before income tax expense and cumulative effect of a change in accounting principle		$25,465	34,253	36,835	38,715	26,160
Cumulative effect of a change in accounting principal, net of income tax expense of $44 in 2006 and net of income tax benefit of $367 in 2003	$	---	64	---	---	(544)
Net income		$13,504	18,520	20,831	21,252	15,542
Net income available to common shareholders		$13,504	18,520	18,325	19,749	13,524
Basic net income available to common shareholders per common share		$0.26	0.34	0.34	0.35	0.24
Diluted net income available to common shareholders per common share		$0.22	0.33	0.33	0.34	0.24
Total assets		$982,386	914,659	873,775	849,191	763,020
Long-term debt, including current portion and net of unamortized discount		$538,398	489,462	475,840	437,137	345,000
Obligations under capital leases, including current portion		$2,851	2,857	672	39,661	44,775
Redeemable preferred stock:
Series B	$	---	---	4,249	4,249	15,664
Series C	$	---	---	---	---	10,000
Total stockholders’ equity		$251,921	245,473	243,620	234,270	226,642
Dividends declared per common share		$0.00	0.00	0.00	0.00	0.00

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

Our four reportable segments are Consumer, Network Access, Commercial and Managed Broadband. Our reportable segments are business units that offer different products, are each managed separately, and serve distinct types of customers.

The Network Access segment provides services to other common carrier customers and the Managed Broadband segment provides services to rural school districts and hospitals and health clinics. Following are our segments and the services and products each offers to its customers:

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

AT&T acquired Dobson, including its Alaska properties, on November 15, 2007. In December 2007 we signed an agreement with AT&T that provides for an orderly four-year transition of our wireless customers from the Dobson/AT&T network in Alaska to our wireless facilities to be built in 2008 and 2009. The agreement allows our current and future customers to use the AT&T wireless network for local access and roaming during the transition period. The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the Dobson/AT&T network in Alaska with our own wireless facilities. Under the agreement, AT&T’s obligation to purchase network services from us will terminate as of July 1, 2008. AT&T will provide us with a large block of wireless network usage at no charge to facilitate the transition of our customers to our facilities. We will pay for usage in excess of that base transitional amount. Under the previous agreement with Dobson, our margin was fixed. Under the new agreement with AT&T we will pay for usage on a per minute basis. The block of wireless network usage at no charge will reduce Cost of Goods Sold during the four year period ended June 30, 2012, that we would have otherwise recognized in accordance with the new agreement, however, we are unable to estimate the impact this change will have on our Cost of Goods Sold.

Due in large part to the favorable synergistic effects of our bundling strategy focused on consumer and commercial customers, long-distance services continue to be a significant contributor to our overall performance, although the migration of traffic from our voice products to our data and wireless products continues.

Our long-distance service faces significant competition from AT&T Alascom, ACS, MTA, long-distance resellers, and certain smaller rural local telephone companies that have entered the long-distance market. We believe our approach to developing, pricing, and providing long-distance services and bundling different services will continue to allow us to be competitive in providing those services.

Local Access

We generate local access services revenues from four primary sources: (1) basic dial tone services; (2) private line and special access services; (3) origination and termination of long-distance calls for other common carriers; and (4) features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges.

The primary factors that contribute to year-to-year changes in local access services revenues include the average number of subscribers to our services during a given reporting period, the average monthly rates charged for non-traffic sensitive services, the number and type of additional premium features selected, the traffic sensitive access rates charged to carriers and amounts received from the Universal Service Program.

We estimate that our December 31, 2007, 2006 and 2005 total lines in service represent a statewide market share of approximately 28%, 26% and 26%, respectively. At December 31, 2007, 2006 and 2005 approximately 89%, 87% and 86%, respectively, of our lines are provided on our own facilities and leased local loops. At December 31, 2007, 2006 and 2005 approximately 8%, 6% and 6%, respectively, of our lines are provided using the UNE platform delivery method.

Our local access service faces significant competition in Anchorage, Fairbanks, and Juneau from ACS, which is the largest ILEC in Alaska, and from AT&T Alascom in Anchorage for consumer services. AT&T Alascom has received certification from the RCA to provide local access services in Fairbanks and Juneau. In February 2007, we began offering local access service in certain MTA exchanges and face significant competition from MTA. In October 2007, we began offering local access service in the Kenai-Soldotna area and face significant competition from the ILEC, ACS. We compete against other smaller ILECs in certain smaller communities. We believe our approach to developing, pricing, and providing local access services and bundling different services will allow us to be competitive in providing those services.

In 2005 and 2006 the RCA issued orders granting us certification to serve the service areas of Ketchikan Public Utility, Cordova Telephone Cooperative, Copper Valley Telephone Cooperative, MTA, the Glacier State area served by ACS of the Northland, Alaska Telephone Company, Interior Telephone Company, United-KUC, ASTAC and Mukluk Telephone Company. The affected rural Local Exchange carriers had appealed various aspects of the certification rulings. We cross-appealed questioning whether the RCA had issued an untimely order beyond the statutory deadline when it approved the portion of the application granting us authority to serve Wrangell, Petersburg, Seward, Sitka and Nome. In rulings on October 5, 2007 and November 23, 2007, the Superior Court held that the RCA’s approval had been untimely and that our authority to serve those areas was effective immediately by operation of law.

In 2007 we expanded our local access service areas within Alaska by offering facilities-based services in Eagle River, Chugiak, Wasilla, Palmer, Kenai-Soldotna, Ketchikan, Kodiak, Sitka and Valdez. In 2007 we also began offering resale services in all of the Glacier State study area and those areas in the MTA study area in which we do not offer facilities-based services.

We plan to continue to expand our local access service areas in 2008 and will offer service in these new areas using a combination of methods. To a large extent, we plan to use our existing coaxial cable network to deliver local access services. Where we do not have cable facilities, we may resell other carriers’ services, lease portions of an existing carrier’s network or seek wholesale discounts.

We plan to have deployed more than 79,900 DLPS lines which utilize our coaxial cable facilities by December 31, 2008. This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.

The USF pays subsidies to ETCs to support the provision of local access service in high-cost areas. Under FCC regulations, we have qualified as a competitive ETC in the Anchorage, Fairbanks, Juneau, Matanuska-Susitna Valley, Ketchikan and Glacier State service areas. Without ETC status, we would not qualify for USF subsidies in these areas or other rural areas where we propose to offer local access services, and our revenue for providing local access services in these areas would be materially adversely affected.

The Federal-State Joint Board on Universal Service has issued recommendations to the FCC for curbing growth in the fund, and the FCC has initiated rulemaking proceedings to consider these and its own proposals. We cannot predict at this time the outcome of these proceedings or their impact on us. These and any future regulatory, legislative, or judicial actions could affect the operation of the USF and result in a change in our revenue for providing local access services in new and existing markets and facilities-based wireless services in new markets.

We have signed an agreement to purchase the UUI and Unicom telecommunications subsidiaries of UCI for $40.0 million. Additionally we may assume approximately $37.0 million in net debt as part of the acquisition. This transaction is subject to customary closing conditions, including regulatory approval. We have filed applications with the RCA and FCC seeking the requisite regulatory consent for the transaction. The FCC comment cycle is completed, and the parties are awaiting FCC action. GCI is currently filing replies to comments and the statutory date for a final RCA decision is May 16, 2008. The results of operations generated by the acquired companies will impact our voice and data services in all of our segments. This transaction will close upon regulatory approval which is expected in the second or third quarter of 2008.

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

Our cable service offerings are bundled with various combinations of our long-distance, local access, and Internet services and beginning in the second quarter of 2007 include an offering of free cable service. Value-added premium services are available for additional charges. We expect to transmit an entirely digital signal for all cable television channels in all markets by December 31, 2008.

Our cable television systems face competition primarily from alternative methods of receiving and distributing television signals, including DBS and digital video over telephone lines, and other sources of news, information and entertainment, including Internet services.

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

Private Line and Private Networks

We generate private line and private network services revenue from two primary sources: (1) leasing capacity on our facilities that utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location and (2) through the sale of IP based data services on a secured shared network to businesses linking multiple enterprise locations. The factor that has the greatest impact on year-to-year changes in private line and private network services revenues is the number of private lines and private networks in use. We compete against AT&T Alascom, ACS and other local telecommunication service providers.

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

We offer wireless services by reselling Dobson services under our brand name and Alaska DigiTel’s services under its brand name. We provide limited wireless local access and Internet services using our own facilities. We compete against AT&T Wireless, ACS, MTA, and resellers of those services in Anchorage and other markets. The GCI and Alaska DigiTel brands compete against each other. We competed against Dobson until its acquisition by AT&T discussed below.

On January 2, 2007 we invested $29.5 million in Alaska DigiTel in exchange for an 81.9% equity interest. We do not have voting control of Alaska DigiTel. In December 2007, we signed a definitive agreement to acquire the remaining minority interest in Alaska DigiTel for a total consideration of approximately $10.0 million.  On January 22, 2008, the FCC initiated its proceedings to review the application seeking requisite regulatory approval of the proposed change in control. Following FCC approval, we will own 100% of Alaska DigiTel.

Commencing in 2008 we plan to construct a GSM network throughout the terrestrially served portions of Alaska including the cities of Anchorage, Fairbanks, and Juneau. Alaska DigiTel will construct and operate the CDMA portion of our statewide wireless platform.

We had a distribution agreement with Dobson allowing us to resell Dobson wireless services. In November 2007 AT&T acquired Dobson, including its Alaska properties. In December 2007 we signed an agreement with AT&T that provides for an orderly four-year transition of our wireless customers from the Dobson/AT&T network in Alaska to our wireless facilities to be built in 2008 and 2009. The agreement allows our current and future customers to use the AT&T wireless network for local access and roaming during the transition period. The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the Dobson/AT&T network in Alaska with our own wireless facilities. Under the agreement, AT&T’s obligation to purchase network services from us will terminate as of July 1, 2008. AT&T will provide us with a large block of wireless network usage at no charge to facilitate the transition of our customers to our facilities. We will pay for usage in excess of that base transitional amount. Under the previous agreement with Dobson, our margin was fixed. Under the new agreement with AT&T we will pay for usage on a per minute basis. The block of wireless network usage at no charge will reduce Cost of Goods Sold during the four year period ended June 30, 2012, that we would have otherwise recognized in accordance with the new agreement, however, we are unable to estimate the impact this change will have on our Cost of Goods Sold.

We have signed a purchase agreement to acquire all of the interests in Alaska Wireless for $13.0 million to $14.0 million, expected to be paid upon closing. In addition to the initial acquisition payment we have agreed to a contingent payment of approximately $3.0 million in 2010 if certain financial conditions are met. Alaska Wireless is a GSM cellular provider serving approximately 4,000 subscribers in the Dutch Harbor, Alaska area. In addition to the acquisition, we will enter into a management agreement with the existing owners of Alaska Wireless. The business will continue to operate under the Alaska Wireless name and the current management will continue to manage the day-to-day operations. The results of operations generated by the acquired company will impact our wireless services in our Consumer and Commercial segments. We filed the application with the FCC seeking the requisite regulatory consent to the transaction on January 18, 2008. This transaction will close upon regulatory approval which is expected in the second or third quarter of 2008.

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

				Percentage Change[1]	Percentage Change[1]
				2007	2006
	Year Ended December 31,			vs.	vs.
(Unaudited)	2007	2006	2005	2006	2005
Statements of Operations Data:
Revenues:
Consumer segment	43.0%	37.5%	36.8%	24.9%	9.8%
Network Access segment	31.4%	34.9%	33.5%	(1.9%)	12.2%
Commercial segment	20.1%	22.2%	23.8%	(1.2%)	0.3%
Managed Broadband segment	5.5%	5.4%	5.9%	10.2%	0.1%
Total revenues	100.0%	100.0%	100.0%	9.0%	7.8%
Selling, general and administrative expenses	37.0%	36.0%	35.1%	12.1%	10.4%
Restructuring charge	0.0%	0.0%	0.4%	---	NM
Depreciation and amortization expense	16.6%	17.2%	16.7%	5.2%	10.8%
Operating income	12.0%	14.1%	17.3%	(7.3%)	(12.3%)
Other expense, net	7.1%	6.9%	9.0%	11.8%	(16.7%)
Income before income taxes and cumulative effect of a change in accounting principle in 2006	4.9%	7.2%	8.3%	(25.7%)	(7.0%)
Income before cumulative effect of a change in accounting principle in 2006	2.6%	3.9%	4.7%	(26.5%)	(11.5%)
Net income	2.6%	3.9%	4.7%	(26.7%)	(11.2%)

________________________________

[1]	Percentage change in underlying data.

NM – Not meaningful.

________________________________

Year Ended December 31, 2007 (“2007”) Compared to Year Ended December 31, 2006 (“2006”)

Overview of Revenues and Cost of Goods Sold

Total revenues increased 9.0% from $477.5 million in 2006 to $520.3 million in 2007. Revenue increases in our Consumer and Managed Broadband segments were partially off-set by decreases in our Network Access and Commercial segments. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 14.5% from $156.4 million in 2006 to $179.1 million in 2007. Cost of Goods Sold increased in all of our segments. See the discussion below for more information by segment.

Consumer Segment Overview

Consumer segment revenue represented 43.0% of 2007 consolidated revenues. The components of Consumer segment revenue are as follow (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$46,212	45,625	1.3%
Video	96,327	90,226	6.8%
Data	34,230	29,406	16.4%
Wireless	46,733	13,694	241.3%
Total Consumer segment revenue	$223,502	178,951	24.9%

Consumer segment Cost of Goods Sold represented 45.7% of 2007 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	2007	2006	Percentage Change
Voice	$17,835	20,264	(12.0%)
Video	33,550	30,573	9.7%
Data	2,872	2,167	32.5%
Wireless	27,620	13,885	98.9%
Total Consumer segment Cost of Goods Sold	$81,877	66,889	22.4%

Selected key performance indicators for our Consumer segment follow:

	December 31,		Percentage
	2007	2006	Change
Voice:
Long-distance subscribers[1]	89,900	89,800	0.1%
Long-distance minutes carried (in millions)	135.8	141.9	(4.3%)
Total local access lines in service[2]	74,400	66,200	12.4%
Local access lines in service on GCI facilities[2]	50,700	31,400	61.5%

Video:
Basic subscribers[3]	128,000	124,000	3.2%
Digital programming tier subscribers[4]	65,800	58,700	12.1%
HD/DVR converter boxes[5]	50,200	29,200	71.9%
Homes passed	224,700	219,900	2.2%
Average monthly gross revenue per subscriber[6]	$64.01	$61.57	4.0%

Data:
Cable modem subscribers[7]	88,000	78,500	12.1%

Wireless:
Wireless lines in service[8]	70,000	24,400	186.9%
Average monthly gross revenue per subscriber[9]	$58.29	$52.21	11.6%

[1] A long-distance customer is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.

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

[5] A high definition/digital video recorder (“HD/DVR”) converter box is defined as one box rented by a digital programming or basic tier subscriber. A digital programming or basic tier subscriber is not required to rent an HD/DVR converter box to receive service.

[6] Year-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and ending of the period.

[7] A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Cable modem subscribers may also be video basic subscribers though basic cable service is not required to receive cable modem service.

[8] A wireless line in service is defined as a revenue generating wireless device and includes Alaska DigiTel lines in service in 2007.

[9] Year-to-date average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and ending of the period. The 2007 average monthly gross revenue per subscriber includes Alaska DigiTel consumer revenue and subscribers.

Consumer Segment Revenues

The increase in voice revenue is primarily due to a $991,000 or 15.8% increase in the monthly local service network access fee in April 2007 and a $508,000 or 4.6% increase due to increased local access lines partially offset by a $474,000 or 44.7% decrease in support from the Universal Service Program.

The increase in video revenue is primarily due to the following:

•	A 22.7% increase in equipment rental revenue to $16.3 million in 2007 primarily resulting from our customers’ increased use of digital distribution technology.
•

A 4.1% increase in programming services revenue to $78.6 million in 2007 primarily resulting from an increase in digital programming tier subscribers in 2007 and increased rates charged for certain cable services primarily effective in the fourth quarter of 2006.

The increase in data revenue is primarily due to a 17.0% increase in cable modem revenue to $28.8 million primarily due to increased subscribers.

The increase in wireless revenue is due to our January 1, 2007 acquisition of Alaska DigiTel and a $9.9 million or 72.3% increase in the wireless revenue from our resale agreement primarily due to increased subscribers. Consumer segment wireless revenues from our Alaska DigiTel investment totaled $23.1 million in 2007.

Consumer Segment Cost of Goods Sold

The decrease in voice Cost of Goods Sold is primarily due to the following:

•	Cost savings resulting from the increased deployment of DLPS lines during the year ended December 31, 2007,
•	Decreased voice minutes carried, and
•

Reduced access costs resulting from the distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $0.012 and up to $0.054 per minute for originating and terminating interstate and intrastate traffic, respectively.

The voice Cost of Goods Sold decrease is partially off-set by an increased UNE loop cost charged by ACS due to the Settlement Agreement, as further described and defined above in “Part I – Item 1 – Regulation.”

The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers in three of Alaska’s five largest population centers and increased rates paid to programmers, increased costs associated with delivery of digital services offered over our HD/DVR converter boxes due to the increased number of boxes in service, and increased subscribers.

The data Cost of Goods Sold increase is primarily due to increased satellite costs due to increased cable modem subscribers.

The wireless Cost of Goods Sold increase is primarily due to our January 1, 2007 acquisition of Alaska DigiTel and a $7.3 million or 52.8% increase in our wireless service Cost of Goods Sold related to increased wireless service revenue from our resale agreement. Consumer segment wireless Cost of Goods Sold from our Alaska DigiTel investment totaled $6.4 million in 2007.

Network Access Segment Overview

Network access segment revenue represented 31.4% of 2007 consolidated Revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$96,896	110,834	(12.6%)
Data	61,199	55,637	10.0%
Wireless	5,282	---	NM
Total Network Access segment revenue	$163,377	166,471	(1.9%)

NM – Not meaningful.

Network Access segment Cost of Goods Sold represented 22.7% of 2007 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$29,431	28,888	1.9%
Data	10,792	8,392	28.6%
Wireless	370	---	NM
Total Network Access segment Cost of Goods Sold	$40,593	37,280	8.9%

NM – Not meaningful.

Selected key performance indicators for our Network Access segment follow:

	December 31,		Percentage
	2007	2006	Change
Voice:
Long-distance minutes carried (in millions)	1,251	1,317	(5.0%)

Data:
Total Internet service provider access lines in service[1]	2,600	3,100	(16.1%)

[1] An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues

The decrease in voice revenue is primarily due to decreased billable minutes and a 6.4% decrease in our rate per minute on billable minutes carried for our common carrier customers. The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% rate decrease mandated by federal law which will result in annual rate decreases of 3.0%.

The increase in data revenue is primarily due to an increase in circuits sold.

The Network Access segment wireless revenue results from our January 1, 2007 acquisition of Alaska DigiTel.

Network Access Segment Cost of Goods Sold

The increase in voice Cost of Goods Sold is primarily due to an average cost per minute increase due to a change in the composition of traffic and is partially off-set by decreased long-distance minutes carried.

The increase in data Cost of Goods Sold is primarily due to costs associated with the increased circuits sold discussed above and $878,000 in costs to repair breaks in our undersea and terrestrial fiber-optic cable systems.

The Network Access segment wireless Cost of Goods Sold results from our January 1, 2007 acquisition of Alaska DigiTel.

Commercial Segment Overview

Commercial segment revenue represented 20.1% of 2007 consolidated revenues. The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$30,761	32,162	(4.4%)
Video	8,018	7,993	0.3%
Data	61,052	63,276	(3.5%)
Wireless	4,809	2,498	92.5%
Total Commercial segment revenue	$104,640	105,929	(1.2%)

Commercial segment Cost of Goods Sold represented 28.2% of 2007 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	2007	2006	Percentage Change
Voice	$18,622	20,426	(8.8%)
Video	1,576	1,413	11.5%
Data	26,201	23,422	11.9%
Wireless	4,160	2,608	59.5%
Total Commercial segment Cost of Goods Sold	$50,559	47,869	5.6%

Selected key performance indicators for our Commercial segment follow:

	December 31,		Percentage
	2007	2006	Change
Voice:
Long-distance subscribers[1]	10,500	11,100	(5.4%)
Total local access lines in service[2]	43,100	41,900	2.9%
Local access lines in service on GCI facilities [2]	12,500	8,400	48.8%
Long-distance minutes carried (in millions)	131.3	131.8	(0.4%)

Data:
Cable modem subscribers[3]	8,500	7,800	9.0%

Wireless:
Wireless lines in service[4]	7,300	4,600	58.7%

[1] A long-distance customer is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.

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

Commercial Segment Revenues

The decrease in voice revenue is due to decreased long distance subscribers and decreased minutes carried. Revenues associated with increased local access lines in service partially off-set this decrease.

The decrease in data revenue is primarily due to a $7.9 million or 58.2% decrease in revenue earned from the lease and provision of management and maintenance services on a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks as described above and a decrease in revenue earned from a large customer who reduced their services with us. The decrease is partially off-set by a $4.6 million increase in managed services project revenue and growth in our private IP product resulting from new customers and increased coverage for existing customers.

The increase in wireless revenue is primarily due to increased subscribers to our wireless offerings from our resale agreement.

Commercial Segment Cost of Goods Sold

The decrease in voice Cost of Goods Sold is due to savings resulting from increased provision of services through our own facilities in 2007, decreased voice minutes carried, and decreased costs associated with decreased long-distance subscribers. The voice Cost of Goods Sold decrease is partially off-set by an increased UNE loop cost charged by ACS due to the Settlement Agreement, as further described and defined above in “Part I – Item 1 – Regulation.”

The increase in data Cost of Goods Sold resulted primarily from an increase in contract labor and internal labor classified as Cost of Good Sold due to the increase in managed service project revenue discussed above.

The wireless Cost of Goods Sold increase is primarily due to increased wireless service revenue from our resale agreement.

Managed Broadband Segment Overview

Managed Broadband segment revenue and Cost of Goods sold represented 5.5% and 3.4% of 2007 consolidated revenues and Cost of Goods Sold, respectively.

Selected key performance indicators for our Managed Broadband segment follow:

	December 31,		Percentage
	2007	2006	Change
Managed Broadband segment:
SchoolAccess® customers	51	48	6.3%
Rural health customers	21	21	0.0%

Managed Broadband Segment Revenues

Managed Broadband segment revenue, which includes data products only, increased 10.2% to $28.8 million in 2007 as compared to 2006. The increase is primarily due to increased circuits purchased by our rural health and SchoolAccess® customers and several 2007 product sales that did not occur in 2006.

Managed Broadband Segment Cost of Goods Sold

Managed Broadband segment Cost of Goods Sold increased $1.7 million to $6.0 million from 2006 to 2007 primarily due to costs associated with the product sales and increased circuits purchased as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 12.1% to $192.5 million in 2007 primarily due to the following:

•	Recognition of $15.5 million in additional expense resulting from our January 1, 2007 acquisition of Alaska DigiTel,
•	A $3.8 million increase in labor and benefits costs, and
•

A $1.4 million increase in bad debt expense primarily due to the realization of recoveries for certain Managed Broadband services customers and MCI, Inc. (merged with Verizon Communications, Inc.) in 2006 through a reduction to bad debt expense which did not recur in 2007.

The selling, general and administrative expenses increase is partially off-set by the following:

•	A $2.2 million decrease in certain promotion expenses, and
•	A $658,000 decrease in our company-wide success sharing bonus accrual in 2007.

As a percentage of total revenues, selling, general and administrative expenses increased to 37.0% in 2007 from 36.0% in 2006, primarily due to the net increases described above without a proportional increase in revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 5.2% to $86.3 million in 2007. The increase is primarily due to our $83.4 million investment in equipment and facilities placed into service during 2006 for which a full year of depreciation was recorded in 2007, the $111.6 million investment in equipment and facilities placed into service during the year ended December 31, 2007 for which a partial year of depreciation was recorded in 2007, and the increased depreciation and amortization expense recognized in 2007 on the depreciable and amortizable assets recorded upon the acquisition and consolidation of Alaska DigiTel. The depreciation and amortization expense increase is partially off-set by the $790,000 software impairment recognized in 2006 upon the closure of an operating segment.

Other Expense, Net

Other expense, net of other income, increased 11.8% to $37.0 million in 2007 primarily due to the following:

•	A $2.5 million or 7.2% increase in interest costs due to an increase in our average outstanding debt balance in 2007 as compared to 2006,
•	A $1.3 million or 70.5% decrease in interest income in 2007 resulting from a decrease in our average cash and cash equivalents balance in 2007 as compared to 2006, and
•	In the third quarter of 2007, we substantially modified our Senior Credit Facility resulting in loan fee expense of $611,000.

The increases described above are partially offset by an increase in capitalized interest from $820,000 in 2006 to $1.6 million in 2007.

Income Tax Expense

Income tax expense totaled $12.0 million and $15.8 million in 2007 and 2006, respectively. Our effective income tax rate increased from 46.1% in 2006 to 47.0% in 2007 primarily due to increases in permanent differences in 2007.

At December 31, 2007, we have (1) tax net operating loss carryforwards of approximately $116.4 million that will begin expiring in 2011 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $3.1 million available to offset regular income taxes payable in future years. We estimate that we will utilize net operating loss carryforwards of $1.0 million to $3.0 million during the year ended December 31, 2008. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

We have recorded deferred tax assets of approximately $47.6 million associated with income tax net operating losses that were generated from 1995 to 2005, and that expire from 2011 to 2025, and with charitable contributions that were converted to net operating losses in 2006 and 2007, and that expire in 2026 and 2027, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 47% to 49% in the year ended December 31, 2008.

Cumulative Effect of a Change in Accounting Principle

On January 1, 2006 we adopted SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact (benefit) of adopting SFAS No. 123(R) attributed to accruing for expected forfeitures on outstanding share-based awards totaled $108,000, which was reduced by income tax expense of $44,000, and is reported as a cumulative effect of a change in accounting principle during the year ended December 31, 2006 in the accompanying Consolidated Income Statements.

Year Ended December 31, 2006 (“2006”) Compared to Year Ended December 31, 2005 (“2005”)

Overview of Revenues and Cost of Goods Sold

Total revenues increased 7.8% from $443.0 million in 2005 to $477.5 million in 2006. Revenue increased in all of our segments. See the discussion below for more information by segment.

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

Consumer segment Cost of Goods Sold represented 42.8% of 2006 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	2006	2005	Percentage Change
Voice	$20,264	21,022	(3.6%)
Video	30,573	28,557	7.1%
Data	2,167	5,365	(59.6%)
Wireless	13,885	5,818	138.7%
Total Consumer segment Cost of Goods Sold	$66,889	60,762	10.1%

Selected key performance indicators for our Consumer segment follow:

	December 31,		Percentage
	2006	2005	Change
Voice:
Long-distance subscribers[1]	89,800	95,000	(5.5%)
Long-distance minutes carried (in millions)	141.9	163.0	(12.9%)
Total local access lines in service[2]	66,200	68,400	(3.2%)
Local access lines in service on GCI facilities[2]	31,400	21,700	44.7%

Video:
Basic subscribers[3]	124,000	122,600	1.1%
Digital programming tier subscribers[4]	58,700	53,700	9.3%
HD/DVR converter boxes[5]	29,200	12,500	133.6%
Homes passed	219,900	215,000	2.3%
Average monthly gross revenue per subscriber[6]	$61.57	$59.45	3.6%

Data:
Cable modem subscribers[7]	78,500	70,800	10.9%

Wireless:
Wireless lines in service[8]	24,400	15,900	53.5%

[1] A long-distance customer is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.

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

[5] An HD/DVR converter box is defined as one box rented by a digital programming or basic tier subscriber. A digital programming or basic tier subscriber is not required to rent an HD/DVR converter box to receive service.

[6] Year-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and ending of the period.

[7] A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Cable modem subscribers may also be video basic subscribers though basic cable service is not required to receive cable modem service.

[8] A wireless line in service is defined as a revenue generating wireless device.

Consumer Segment Revenues

The decrease in voice revenue is primarily due to decreased long-distance minutes carried for these customers. The decrease is partially off-set by a $446,000 or 9.1% increase in support from the Universal Service Program in 2006 and a $300,000 increase in local service revenue in 2006 due to the implementation of the monthly network access fee in April 2005.

The increase in video revenue is primarily due to the following:

•

A 23.9% increase in equipment rental revenue to $13.3 million in 2006 primarily resulting from our customers’ increased use of digital distribution technology and an equipment rental rate increase effective primarily in January 2006, and

•

A 4.2% increase in programming services revenue to $75.6 million in 2006 primarily resulting from an increase in digital programming tier subscribers in 2006, and increased rates charged for certain cable services primarily effective in the first and fourth quarters of 2006.

The increase in data revenue is primarily due to a 9.7% increase in cable modem revenue to $24.6 million and a 68.8% increase to $1.6 million in revenue earned from our customers’ use of our Internet facilities in excess of that allowed by their plan in 2006. The increase in cable modem revenue is primarily due to increased subscribers.

The increase in wireless revenue is primarily due to increased wireless subscribers.

Consumer Segment Cost of Goods Sold

The Consumer segment Cost of Goods Sold increase is primarily due to increased wireless Cost of Goods Sold resulting from increased revenue and increased video Cost of Goods Sold. The increased video Cost of Goods Sold is primarily due to the 2006 expiration of arrangements with suppliers from which we earned rebates and refunds upon us meeting specified goals, increased channels offered to our subscribers, and increased subscribers. The increase in Cost of Goods Sold is partially off-set by decreased voice Cost of Goods Sold primarily due to the following:

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

Network Access segment Cost of Goods Sold represented 23.8% of 2006 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2006	2005	Change
Voice	$28,888	18,223	58.5%
Data	8,392	7,318	14.7%
Total Network Access segment Cost of Goods Sold	$37,280	25,541	46.0%

Selected key performance indicators for our Network Access segment follow:

	December 31,		Percentage
	2006	2005	Change
Voice:
Long-distance minutes carried (in millions)	1,317	1,073	22.7%

Data:
Total Internet service provider access lines in service[1]	3,100	3,700	(16.2%)

[1] An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues

The increase in voice revenue is primarily due to increased minutes carried for our other common carrier customers partially off-set by a 4.7% decrease in our rate per minute on minutes carried for other common carriers. The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% rate decrease mandated by federal law which will result in annual rate decreases of 3.0%.

Network Access Segment Cost of Goods Sold

The Network Access segment Cost of Goods Sold increase is primarily due to the following:

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

Commercial segment Cost of Goods Sold represented 30.6% of 2006 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	2006	2005	Percentage Change
Voice	$20,426	19,481	4.9%
Video	1,413	1,369	3.2%
Data	23,422	21,926	6.8%
Wireless	2,608	1,140	128.8%
Total Commercial segment Cost of Goods Sold	$47,869	43,916	9.0%

Selected key performance indicators for our Commercial segment follow:

	December 31,		Percentage
	2006	2005	Change
Voice:
Long-distance subscribers[1]	11,100	11,700	(5.1%)
Total local access lines in service[2]	41,900	40,700	2.9%
Local access lines in service on GCI facilities [2]	8,400	6,900	21.7%
Long-distance minutes carried (in millions)	131.8	138.9	(5.1%)

Data:
Cable modem subscribers[3]	7,800	6,500	20.0%

Wireless:
Wireless lines in service[4]	4,600	3,000	53.3%

[1] A long-distance customer is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.

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

Commercial Segment Revenues

The decrease in voice revenue is primarily due to decreased minutes carried for our Commercial segment customers.

The increase in video revenue is primarily due to a 27.4% or $1.2 million increase in political advertising sales for the 2006 Alaska state-wide and local elections.

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

The increase in wireless revenue is primarily due to increased wireless subscribers.

Commercial Segment Cost of Goods Sold

The Commercial segment Cost of Goods Sold increase is primarily due to the following:

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

Managed Broadband Segment Overview

Managed Broadband segment revenue and Cost of Goods Sold represented 5.4% and 2.8% of 2006 consolidated revenues and Cost of Goods Sold, respectively.

Selected key performance indicators for our Managed Broadband segment follow:

	December 31,		Percentage
	2006	2005	Change
Managed Broadband segment:
SchoolAccess® customers	48	45	6.7%
Rural health customers	21	21	0.0%

Managed Broadband Segment Revenues

Managed Broadband segment revenue, which includes data products only, increased 0.1% to $26.1 million in 2006. The increase is primarily due to increased multi-site and single-site SchoolAccess® customers, increased circuits purchased by our rural health customers, and increased single-site rural health customers in the last six months of 2006 and a $358,000 contribution from the RCA to fund the construction of rural wireless sites. The increase is partially off-set by decreased multi-site SchoolAccess® customers in the first six months of 2006 and a rate decrease for certain circuits purchased by our rural health customers in 2006.

Managed Broadband Segment Cost of Goods Sold

Managed Broadband segment Cost of Goods Sold decreased $275,000 to $4.4 million from 2005 to 2006 primarily due to reduced satellite capacity costs in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10.4% to $171.7 million in 2006 primarily due to the following:

•

A $5.9 million increase in our share-based compensation expense due to the recognition of $3.5 million in share-based compensation expense following our adoption of SFAS No. 123(R) on January 1, 2006 and a $2.9 million increase in expense relating to the fair value of our share-based liability during 2006. The $6.6 million in share-based compensation expense was allocated to our reportable segments as follows (amounts in thousands):

	Reportable Segments
	Consumer	Network Access	Commercial	Managed Broadband	Total
Share-based compensation expense	$ 2,154	2,565	1,380	484	6,583

•	A $2.9 million increase in bad debt expense due to a decrease in the realization of a recovery from Verizon in 2006 as compared to 2005,
•

A $2.1 million increase in health insurance costs primarily resulting from a decreased reserve for incurred but not reported health insurance claims in 2005 to reflect historical experience that was not repeated in 2006 and increased medical claims in 2006,

•

A $1.7 million increase in bad debt expense due to a temporary slowdown in our collection process on our long-distance, local service and Internet invoices. The slowdown was due to the September 1, 2005 conversion to our unified order management and fulfillment, billing, customer service, cash application, and credit and collection system. Our ability to perform our collections process timely was significantly restored by December 31, 2006, and

•	A $1.4 million increase in certain promotion expenses in 2006.

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

Depreciation and Amortization Expense

Depreciation and amortization expense increased 10.8% to $82.1 million in 2006. The increase is primarily due to our $95.3 million investment in equipment and facilities placed into service during 2005 for which a full year of depreciation was recorded in 2006, the $83.4 million investment in equipment and facilities placed into service during the year ended December 31, 2006 for which a partial year of depreciation was recorded in 2006, and a $790,000 software impairment recognized in 2006 upon the closure of an operating segment.

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

Income Tax Expense

Income tax expense was $15.8 million in 2006 and $16.0 million in 2005. Our effective income tax rate increased from 43.4% in 2005 to 46.1% in 2006 due to adjustments to deferred tax assets and liabilities balances in 2005. Partially offsetting this decrease were increases in nondeductible entertainment expenses in 2005.

Cumulative Effect of a Change in Accounting Principle

On January 1, 2006 we adopted SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact (benefit) of adopting SFAS No. 123(R) attributed to accruing for expected forfeitures on outstanding share-based awards totaled $108,000, which was reduced by income tax expense of $44,000, and is reported as a cumulative effect of a change in accounting principle during the year ended December 31, 2006 in the accompanying Consolidated Income Statements.

Multiple System Operator (“MSO”) Operating Statistics

Our operating statistics include capital expenditures and customer information from our Consumer and Commercial segments which offer services utilizing our cable services’ facilities.

Our capital expenditures by standard reporting category for the years ended December 31, 2007, 2006 and 2005 follows (amounts in thousands):

	2007	2006	2005
Line extensions	$62,984	24,126	3,877
Customer premise equipment	23,554	14,771	18,600
Scalable infrastructure	4,749	1,062	2,702
Upgrade/rebuild	1,451	4,145	11,761
Support capital	1,317	1,146	935
Commercial	392	138	331
Sub-total	94,447	45,388	38,206
Remaining reportable segments capital expenditures	62,850	59,672	42,945
	$157,297	105,060	81,151

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable service facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At December 31, 2007, 2006 and 2005 we had 129,000, 125,300 and 123,500 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At December 31, 2007, 2006 and 2005 we had 295,200, 249,300 and 236,300 revenue generating units, respectively.

Liquidity and Capital Resources

Our principal sources of current liquidity are cash and cash equivalents and other financing as needed to support our facilities expansion. We believe, but can provide no assurances, that we will be able to meet our current and long-term liquidity and capital requirements and fixed charges through our cash flows from operating activities, existing cash, cash equivalents, credit facilities, and other external financing and equity sources. Should operating cash flows be insufficient to support additional borrowings and principal payments scheduled under our existing credit facilities, capital expenditures will likely be reduced.

Cash flows from operating activities totaled $108.6 million for the year ended December 31, 2007 as compared to $122.8 million for the year ended December 31, 2006.

Other sources of cash during the year ended December 31, 2007 included a $60.0 million borrowing on our Senior Credit Facility, $4.6 million of collateral released and returned to us, and $3.3 million from the issuance of our Class A common stock. Other uses of cash during the year ended December 31, 2007 included expenditures of $151.3 million for property and equipment, including construction in progress, $19.5 million to acquire Alaska DigiTel, $15.2 million to repay a note payable and convertible debenture previously owed by Alaska DigiTel, repayment of $12.0 million of our Senior Credit Facility, purchase of $15.3 million of common stock to be retired and held for corporate purposes, and the purchase of $7.2 million of other assets and intangible assets.

Working capital totaled $35.3 million at December 31, 2007, a $59.1 million decrease as compared to $94.4 million at December 31, 2006. The decrease is primarily due to cash paid for capital expenditures, the Alaska DigiTel acquisition and debt repayment.

Net receivables increased $20.4 million from December 31, 2006 to December 31, 2007 primarily due to payment timing on trade receivables from several large customers, an increase in amounts due from the Universal Service Administrative Company (“USAC”), the addition of $6.3 million net receivables due to the acquisition of Alaska DigiTel, and an increase in trade receivables for Managed Broadband services provided to hospitals and health clinics due to the timing of payments received.

Senior Notes

We have outstanding Senior Notes of $317.0 million at December 31, 2007. We pay interest of 7.25% on the Senior Notes and they are due in 2014. The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the term of the Senior Notes.

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

The Senior Notes restrict GCI, Inc. and certain of its subsidiaries from incurring debt, but permits debt under the Senior Credit Facility and vendor financing as long as our leverage ratio does not exceed 6.0 to one. In addition, certain other debt is permitted regardless of our leverage ratio, including debt under the Senior Credit Facility not exceeding (and reduced by certain stated items):

•	$250.0 million, reduced by the amount of any prepayments, or
•	3.0 times earnings before interest, taxes, depreciation and amortization for the last four full fiscal quarters of GCI, Inc. and certain of its subsidiaries.

The Senior Notes limit our ability to make cash dividend payments.

Semi-annual interest payments of $11.6 million are payable in February and August of each year.

We were in compliance with all Senior Notes loan covenants at December 31, 2007.

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

The Senior Credit Facility which includes the incremental facility as discussed above includes a $215.0 million term loan and a $100.0 million revolving credit facility with a $25.0 million sublimit for letters of credit. Our term loan is fully drawn. We borrowed $10.0 million under our revolving credit facility in December 2007, and we have letters of credit outstanding totaling $4.2 million at December 31, 2007 which leaves $85.8 million available at December 31, 2007 to draw under the revolving credit facility if needed. The term and revolving loan portions of our Senior Credit Facility are due in 2012 and 2011, respectively. In 2008 we have borrowed an additional $20.0 million under our revolving credit facility.

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

The Senior Credit Facility Total Leverage Ratio (as defined) limit is 4.50:1.0, the Senior Leverage Ratio (as defined) limit is 2.25:1.0, and the Fixed Charge Coverage Ratio (as defined) must be less than 1.0:1.0 subject to certain exceptions. On May 7, 2007 our Senior Credit Facility was amended to allow the exclusion of up to $100.0 million of capital expenditures in aggregate from Fixed Charges (as defined) during the Excluded Capital Expenditures Period (as defined) beginning on May 7, 2007 and ending September 30, 2009.

The Incremental Facility was a substantial modification of a portion of our existing Senior Credit Facility resulting in a $348,000 write-off of previously deferred loan fees during the year ended December 31, 2007 in our Consolidated Income Statement. Deferred loan fees of $312,000 associated with the portion of our existing Senior Credit Facility determined not to have been substantially modified continue to be amortized over the remaining life of the Senior Credit Facility.

In connection with the Incremental Facility, we paid bank fees and other expenses of $519,000 during the year ended December 31, 2007 of which $263,000 were written off in the year ended December 31, 2007 and $256,000 were deferred and will be amortized over the remaining life of the Senior Credit Facility.

Borrowings under the Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items. At December 31, 2007 we were in compliance with all loan covenants relating to our Senior Credit Facility.

We expect to increase the amount available to borrow under our Senior Credit Facility early in the second quarter of 2008 to ensure we have access to the capital required for our acquisitions and planned capital expenditures.

Total Long-term Debt

As of December 31, 2007 maturities of long-term debt were as follows (amounts in thousands):

Years ending December 31,
2008	$2,283
2009	2,181
2010	2,179
2011	112,751
2012	101,690
2013 and thereafter	320,305
Total	$541,389

Capital Lease Obligation

On March 31, 2006, through our subsidiary GCC we entered into an agreement to lease transponder capacity on Intelsat’s Galaxy 18 spacecraft that is expected to be launched May 3, 2008. We will also lease capacity on the Horizons 1 satellite, which is owned jointly by Intelsat and JSAT International, Inc. The leased capacity is expected to replace our existing transponder capacity on Intelsat’s Galaxy XR satellite when it reaches its end of life.

We will lease C-band and Ku-Band transponders over an expected term of 14 years once the satellite is placed into commercial operation in its assigned orbital location, and the transponders meet specific performance specifications and are made available for our use. We will record the capital lease obligation of $98.6 million and the addition to our Property and Equipment when the satellite is made available for our use which is expected to occur May 18, 2008.

A summary of estimated future minimum lease payments for this lease follows (amounts in thousands):

Years ending December 31:
2008	$6,510
2009	11,160
2010	11,160
2011	11,160
2012	11,160
2013 and thereafter	105,090
Total minimum lease payments	$156,240

Capital Expenditures

Our cash expenditures for property and equipment, including construction in progress, totaled $151.3 million and $96.0 million during the years ended December 31, 2007 and 2006, respectively. Our capital expenditures requirements in excess of approximately $25.0 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2008 expenditures for property and equipment for our core operations, including construction in progress and excluding the Galaxy 18 satellite transponder capacity lease discussed above and potential acquisitions discussed earlier, to total $220.0 million to $230.0 million, depending on available opportunities and the amount of cash flow we generate during 2008.

Planned capital expenditures over the next five years include those necessary for the expansion of Alaska DigiTel’s CDMA network, construction of our GSM network, maintenance of existing facilities, growth of our long-distance, local access, cable and Internet facilities, improving network integrity, continuing deployment of DLPS, adding new products, and introducing other new facilities and automation to reduce costs.

During 2007 Alaska DigiTel and GCI signed an agreement with Sprint Nextel to build-out Alaska DigiTel's CDMA network to provide expanded roaming area coverage. If we fail to meet the schedule, Sprint Nextel has the right to terminate the agreement and we may be required to pay up to $16.0 million as liquidated damages. We expect to meet the deadlines imposed by the build-out schedule and therefore expect our expenditures to result in an expansion of our wireless facilities rather than payment of the liquidated damages. To complete the CDMA network build-out, we signed an agreement to purchase CDMA network equipment for $12.5 million which is expected to be paid in 2008.

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

We have entered into an agreement to purchase hardware and software capable of providing wireless service to small markets in rural Alaska as a reliable substitute for standard wire line service. The agreement has a total commitment of $20.6 million. We paid a $3.5 million down payment in 2007 and expect to pay $4.3 million, $9.0 million, and $3.8 million during the years ended December 31, 2008, 2009, and 2010, respectively.

In 2007 we entered into several agreements to purchase submarine cable, amplifiers and line terminal equipment for our Southeast Alaska submarine fiber optic system project. In addition to providing the equipment for the new submarine line, the contracts include additional equipment to upgrade the Alaska United West submarine cable system and also include an option to increase capacity on the Alaska United East submarine cable system. The agreements have a total commitment of $25.3 million. We paid a $2.5 million down payment in 2007 and expect to pay the remaining $22.8 million in 2008.

Operating Leases

A summary of estimated future minimum lease payments for operating leases follows (amounts in thousands):

Years ending December 31:
2008	$10,979
2009	8,412
2010	7,123
2011	6,156
2012	4,444
2013 and thereafter	18,315
Total minimum lease payments	$55,429

Share Repurchases

GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class B common stock. Our Board of Directors authorized us and we obtained permission from our lenders for up to $80.0 million of repurchases through December 31, 2007. We are authorized to continue our stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds, in our discretion, to repurchase additional shares. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters. During the year ended December 31, 2007 we repurchased 1,252,000 shares of our common stock at a cost of $15.1 million. We do not expect further share repurchases in the near term. We will likely curtail our stock repurchases as a condition for increasing availability under our credit facilities. When we begin generating free cash flow we may continue the repurchases subject to the availability under our credit facilities and the price of our Class A and Class B common stock. The repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

Other Expenditures and Commitments

Effective January 1, 2007 we invested $29.5 million in Alaska DigiTel in exchange for an 81.9% equity interest. We do not have voting control of Alaska DigiTel. We funded the transaction from existing cash balances and by drawing down $15.0 million under the revolving portion of our Senior Credit Facility. Additionally, we entered into a revolving credit loan agreement with Alaska DigiTel effective January 1, 2007. The loan agreement provides that Alaska DigiTel can draw, subject to certain restrictions and financial covenants, up to $15.0 million of which all was drawn during the year ended December 31, 2007. In January 2008 the revolving credit facility available to Alaska DigiTel was increased to $25.0 million. In December 2007, we signed a definitive agreement to acquire the remaining minority interest in Alaska DigiTel for a total consideration of approximately $10.0 million.  This transaction is subject to customary closing conditions, including regulatory approval, but is expected to occur in the third quarter of 2008.

At December 31, 2006 we had provided a $4.6 million bank depository account as collateral for a term loan from a bank to Alaska DigiTel. The $4.6 million collateral was released and returned to us in January 2007.

We have an agreement with Alaska Airlines, Inc. (“Alaska Airlines”) to offer our consumer and commercial customers who make qualifying purchases from us the opportunity to accrue mileage awards in the Alaska Airlines Mileage Plan. The agreement as amended has a remaining commitment at December 31, 2007 totaling $3.8 million.

As previously described, in October 2007 we signed an agreement to purchase the stock of the UUI and Unicom telecommunications subsidiaries of UCI for $40.0 million expected to be paid upon closing. Additionally we may assume approximately $37.0 million in net debt as part of the acquisition. We will fund the transaction from cash on hand, by drawing down additional debt, or a combination of the two. This transaction will close upon regulatory approval which is expected in the second or third quarter of 2008.

As previously described, in December 2007 we signed a purchase agreement to acquire all of the interests in Alaska Wireless for $13.0 million to $14.0 million, expected to be paid upon closing. In addition to the initial acquisition payment we have agreed to a contingent payment of approximately $3.0 million in 2010 if certain financial conditions are met. We will fund the transaction from cash on hand, by drawing down additional debt, or a combination of the two. This transaction will close upon regulatory approval which is expected in the second or third quarter of 2008.

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

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. We will implement SFAS No. 141(R) on January 1, 2009 and we will apply it to any business combinations with an acquisition date after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. We will implement SFAS No. 160 on January 1, 2009. We do not expect the adoption of this standard to have a material impact on our income statement, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions. SFAS 157 is effective for us beginning January 1, 2008. We do not expect the adoption of this standard to have a material impact on our income statement, financial position or cash flows.

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

Those policies considered to be critical accounting policies for the year ended December 31, 2007 are described below.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We also maintain an allowance for doubtful accounts based on our assessment of the likelihood that our customers will satisfactorily comply with rules necessary to obtain supplemental funding from the USAC for services provided by us under our packaged communications offerings to hospitals, health clinics and rural school districts. We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, regulatory requirements, and our customers’ compliance with USAC rules. If the financial condition of our customers were to deteriorate or if they are unable to emerge from reorganization proceedings, resulting in an impairment of their ability to make payments, additional allowances may be required. If their financial condition improves or they emerge successfully from reorganization proceedings, allowances may be reduced. Such allowance changes could have a material effect on our consolidated financial condition and results of operations.

Impairment and Useful Lives of Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS No. 141, “Business Combinations.” Goodwill and indefinite-lived assets such as our cable certificates and wireless licenses are not amortized but are subject, at a minimum, to annual tests for impairment and quarterly evaluations of whether events and circumstances continue to support an indefinite useful life as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” Other intangible assets are amortized over their estimated useful lives primarily using the straight-line method, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount as required by SFAS No. 142 and SFAS No. 144. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of the applicability of quoted market prices in active markets and, if quoted market prices are not available and/or are not applicable, how the acquired asset will perform in the future using a discounted cash flow analysis. Estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, performance compared to peers, material and ongoing negative economic trends, and specific industry or market sector conditions. In determining the reasonableness of cash flow estimates, we review historical performance of the underlying asset or similar assets in an effort to improve assumptions utilized in our estimates. In assessing the fair value of goodwill and other intangibles, we may consider other information to validate the reasonableness of our valuations including third-party assessments. These evaluations could result in a change in useful lives in future periods and could result in write-down of the value of intangible assets. Our cable certificates, wireless licenses and goodwill assets are our only indefinite-lived intangible assets and because of the significance of our cable certificate and goodwill assets to our consolidated balance sheet, our annual and quarterly impairment analyses and quarterly evaluations of remaining useful lives are critical. Any changes in key assumptions about the business and its prospects, changes in market conditions or other externalities, or recognition of previously unrecognized intangible assets for impairment testing purposes could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

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

Valuation Allowance for Net Operating Loss Deferred Tax Assets

Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” We have recorded deferred tax assets of approximately $47.6 million associated with income tax net operating losses that were generated from 1995 to 2005, and that expire from 2011 to 2025, and with charitable contributions that were converted to net operating losses in 2006 and 2007, and that expire in 2026 and 2027, respectively. Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of approximately $3.1 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. We have not recorded a valuation allowance on the deferred tax assets as of December 31, 2007 based on management’s belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

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

Geographic Concentration and the Alaska Economy

We offer voice, data and wireless telecommunication services and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and of our operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. All of the federal funding and the majority of investment revenues are dedicated for specific purposes, leaving oil revenues as the primary source of general operating revenues. In fiscal 2007 the State of Alaska reported that oil revenues, federal funding and investment revenues supplied 43%, 16% and 31%, respectively, of the state’s total revenues. In fiscal 2008 state economists forecast that Alaska’s oil revenues, federal funding and investment revenues will supply 50%, 19% and 23%, respectively, of the state’s total projected revenues. These forecasts incorporate Alaska’s Clear and Equitable Share (ACES) production tax, passed by the Alaska legislature in November 2007 and signed into law in December 2007. With the new production tax, the revenue estimates are significantly higher than they would have been under the prior law.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of 0.715 million barrels produced per day in fiscal 2007. The state forecasts the production rate to decline from 0.731 million barrels produced per day in fiscal 2008 to 0.680 million barrels produced per day in fiscal 2018.

Market prices for North Slope oil averaged $61.63 in fiscal 2007 and are forecasted to average $72.64 in fiscal 2008. The closing price per barrel was $87.31 on February 1, 2008. To the extent that actual oil prices vary materially from the state’s projected prices, the state’s projected revenues and deficits will change. Every $5 change in the price per barrel of oil is forecasted to result in an increase of at least $552.0 million in the state’s fiscal 2008 revenue. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state’s revenue forecast.

The State of Alaska maintains the Constitutional Budget Reserve Fund (“CBRF”) that is intended to fund budgetary shortfalls. If the state’s current projections are realized and no surpluses are deposited into the CBRF it will be depleted in 2016. The date the CBRF is depleted is highly influenced by the price of oil. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance the budget. The governor of the State of Alaska and the Alaska legislature continue to evaluate cost cutting and revenue enhancing measures.

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

Deployment of a natural gas pipeline from the State of Alaska’s North Slope to the Lower 48 States has been proposed to supplement natural gas supplies. The economic viability of a natural gas pipeline depends upon the price of and demand for natural gas. The Governor of the State of Alaska introduced natural gas pipeline legislation on March 2, 2007, which outlined project criteria that energy companies must meet in exchange for inducement incentives from the State of Alaska to build a natural gas pipeline. The state is currently in the process of evaluating proposals from various commercial entities. Such a project could have a positive impact on the State of Alaska’s revenues and could provide a substantial stimulus to the Alaska economy.

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

The United States Army Corps of Engineers awarded a construction contract and construction of test bed facilities began in 2002. As of January 2008 a total of twenty-one ground-based missile interceptors have been placed in underground silos. The Missile Defense Agency is reported to expect to emplace up to thirty interceptors in Alaska by 2009.

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

Schedule of Certain Known Contractual Obligations

The following table details future projected payments associated with certain known contractual obligations as of December 31, 2007:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(Amounts in thousands)
Long-term debt	$541,389	2,283	4,360	214,441	320,305
Interest on long-term debt	215,754	38,580	76,628	65,746	34,800
Capital lease obligations, including interest	163,199	6,981	23,389	23,152	109,677
Operating lease commitments	55,429	10,979	15,535	10,600	18,315
Purchase obligations	74,828	60,028	14,800	---	---
Other	66,500	63,500	3,000	---	---
Total contractual obligations	$1,117,099	182,351	137,712	313,939	483,097

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

Capital lease obligations include our obligation to lease transponder capacity on Galaxy 18, which is expected to be launched on May 3, 2008 and placed into service on May 18, 2008. For a discussion of our capital and operating leases, see note 15 in the accompanying “Notes to Consolidated Financial Statements.”

Purchase obligations include a commitment to purchase hardware and software capable of providing wireless service to small markets in rural Alaska of $17.1 million, a commitment to purchase submarine cable, amplifiers and line terminal equipment of $22.8 million, a commitment to purchase additional capacity through an IRU purchase of fiber of $5.0 million, a commitment to purchase CDMA network equipment of $12.5 million for the build-out of Alaska DigiTel's CDMA network, and a remaining $3.8 million commitment for our Alaska Airlines agreement as further described in note 15 in the accompanying “Notes to Consolidated Financial Statements.” The contracts associated with these commitments are non-cancelable. Purchase obligations also include open purchase orders for goods and services for capital projects and normal operations totaling $12.9 million which are not included in our Consolidated Balance Sheets at December 31, 2007, because the goods had not been received or the services had not been performed at December 31, 2007. The open purchase orders are cancelable.

Other consists of our commitments to acquire the remaining minority interest in Alaska DigiTel for approximately $10.0 million, UUI and Unicom for approximately $40.0 million, and Alaska Wireless for approximately $16.0 million to $17.0 million.

Regulatory Developments

See “Part I — Item 1 — Business — Regulation” for more information about regulatory developments affecting us.

Inflation

We do not believe that inflation has a significant effect on our operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We do not hold derivatives for trading purposes.

Our Senior Credit Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at LIBOR plus 2.0% or less depending upon our Total Leverage Ratio (as defined). Should the LIBOR rate change, our interest expense will increase or decrease accordingly. As of December 31, 2007, we have borrowed $220.8 million subject to interest rate risk. On this amount, each 1% increase in the LIBOR interest rate would result in $2,208,000 of additional gross interest cost on an annualized basis.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page 87 Our supplementary data is filed under Item 7, beginning on page 53.

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

Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting" (Item 9A.(b)), we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Because of these material weaknesses, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

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

We acquired Alaska DigiTel during 2007, and have excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, Alaska DigiTel’s internal control over financial reporting associated with total assets of $57.3 million and total revenues of $28.5 million included in our consolidated financial statements as of and for the year ended December 31, 2007.

Based on our evaluation of the effectiveness of our internal control over financial reporting, our management concluded that as of December 31, 2007, we did not maintain effective internal control over financial reporting due of the existence of material weaknesses. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that existed as of December 31, 2007 were as follows:

Information Technology Program Development and Change Controls over the Unified Billing System and Related Monitoring Controls - Information technology program development and change controls over the unified billing system and the interface with the general ledger were not designed effectively. As a result, our automated interface between the unified billing system and the general ledger was not appropriately configured. In addition, our management review control over unreconciled transactions recorded in accounts receivable general ledger accounts was not designed at the level of precision to detect and correct errors that could be material to annual or interim financial statements. As a result of these deficiencies, errors existed in the Company's accounts receivable and revenues that were corrected prior to the issuance of the 2007 consolidated financial statements.

Share-Based Payment Arrangements– Our policies and procedures to ensure that our accounting personnel are sufficiently trained on technical accounting matters did not operate effectively. More specifically, our accounting personnel did not have the necessary knowledge and training to adequately account for and disclose certain share-based compensation awards in accordance with Statement of Financial Accounting Standard No.123(R), Share-Based Payment. In addition, our accounting personnel lacked adequate training on the operation of certain aspects of the software used to calculate the Company’s share-based compensation expense. As a result of these deficiencies, errors existed in the Company's share-based compensation expense that were corrected prior to the issuance of the 2007 consolidated financial statements.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2007, which is included in Item 8 of this Form 10-K.

(c) Managements Plan for Remediation of Material Weaknesses

Subsequent to December 31, 2007, we plan to remediate the material weakness associated with the unified billing system by taking the following actions:

•	We will enhance the design of our detective monitoring control over of the recording of receivables and revenues by:

1) Performing the monitoring at a level of precision to detect all transactions that could aggregate to a material component of the account balances, and

2) Ensuring differences identified during the monitoring process are resolved in a timely manner, and

82

•

With regards to our system development and change controls we will incorporate more thorough end-user testing of developments and changes to ensure the outputs of transactions processed are recorded correctly in the general ledger before the system changes are implemented

Subsequent to December 31, 2007, we plan to finalize remediation of the share-based payments material weakness by taking the following actions:

•

Independently recalculate shared-based compensation expense on a sample of options and restricted stock awards on a quarterly basis and compare the expense to the amounts reported by our stock option plan administration software to validate correct settings were entered into the software. This independent verification will be reviewed and approved on a quarterly basis, and

•

Require our staff to continue to attend training related to the application of SFAS No. 123(R), Share-Based Payment, and related interpretations and obtain further training in using our stock option plan administration software as appropriate.

We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. See “Part I — Item 1A — Risk Factors.”

(d) Changes in Internal Control Over Financial Reporting

As a result of the material weakness related to Share-Based Payment Arrangements reported in Form 10-Q for the period ending June 30, 2007, we began taking steps toward remediation of this control deficiency. During the fourth quarter of 2007 we made the following changes in internal control:

•	We reorganized and reassigned the accounting duties related to share-based compensation expense, and
•	Our accounting personnel attended training sessions related to SFAS No. 123(R), Share-Based Payment, and our stock option plan administration software.

Although we began remediation of the material weakness during the fourth quarter, we have not had sufficient time to fully implement the control changes necessary to completely remediate the Share-Based Payment Arrangements material weakness described above.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We may enhance, modify, and supplement internal controls and disclosure controls and procedures based on experience.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers and compliance with Section 16(a) of the Exchange Act appearing under the heading “Management of the Company” will be included in GCI’s definitive proxy statement relating to our 2008 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of the Registrant’s fiscal year ended December 31, 2007.

Information regarding our code of ethics appearing under the heading “Code of Business Conduct and Ethics” will be included in GCI’s definitive proxy statement relating to our 2008 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, GCI may file an amendment to this Form 10-K to provide such information within 120 days following the end of its fiscal year ended December 31, 2007.

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

There have been no material changes to the procedures by which security holders may recommend nominee’s to our board of directors from those procedures described in GCI’s definitive proxy statement relating to our 2007 Annual Meeting of Shareholders.

The report of our Audit Committee, information regarding the independence of our Audit Committee and our Audit Committee financial expert appearing under the heading “Management of Company” will be included in GCI’s definitive proxy statement relating to our 2008 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, GCI may file an amendment to this Form 10-K to provide such information within 120 days following the end of its fiscal year ended December 31, 2007.

Item 11. Executive Compensation

Information regarding the compensation of our directors and executive officers appearing under the heading “Management of the Company” will be included in GCI’s definitive proxy statement relating to our 2008 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, GCI may file an amendment to this Form 10-K to provide such information within 120 days following the end of its fiscal year ended December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of our directors, executive officers and certain beneficial owners appearing under the heading “Ownership of the Company” will be included in GCI’s definitive proxy statement relating to our 2008

Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant’s fiscal year ended December 31, 2007.

Information regarding securities authorized for issuance under our equity compensation plans appearing under the heading “Management of the Company” will be included in GCI’s definitive proxy statement to our 2008 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, GCI may file an amendment to this Form 10-K to provide such information within 120 days following the end of its fiscal year ended December 31, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with our directors, executive officers, certain beneficial owners and related persons appearing under the heading “Certain Transactions” will be included in GCI’s definitive proxy statement relating to our 2008 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, GCI may file an amendment to this Form 10-K to provide such information within 120 days following the end of its fiscal year ended December 31, 2007.

Information regarding the independence of our board of directors appearing under the heading “Company Annual Meeting: Director Elections” will be included in GCI’s definitive proxy statement relating to our 2008 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, GCI may file an amendment to this Form 10-K to provide such information within 120 days following the end of its fiscal year ended December 31, 2007.

Item 14. Principal Accountant Fees and Services

Information regarding the fees paid to our principal accountant and the pre-approval policies and procedures of our audit committee appearing under the heading “Relationship with Independent Public Accountants” will be included in GCI’s definitive proxy statement relating to our 2008 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant’s fiscal year ended December 31, 2007.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(l) Consolidated Financial Statements	Page No.

Included in Part II of this Report:

Reports of Independent Registered Public Accounting Firm	87 — 89

Consolidated Balance Sheets, December 31, 2007 and 2006	90 — 91

Consolidated Income Statements, years ended December 31, 2007, 2006 and 2005	92

Consolidated Statements of Stockholders’ Equity, years ended December 31, 2007, 2006 and 2005	93 — 94

Consolidated Statements of Cash Flows, years ended December 31, 2007, 2006 and 2005	95

Notes to Consolidated Financial Statements	96 — 137

(2) Consolidated Financial Statement Schedules

Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(3) Exhibits	138

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

General Communication, Inc.:

We have audited the accompanying consolidated balance sheets of General Communication, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Communication, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1(z) and 10 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note 1(ai) to the consolidated financial statements, the Company changed its method of quantifying errors in 2006 to conform to Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), General Communication, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established inInternal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Anchorage, Alaska

March 6, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

General Communication, Inc.:

We have audited General Communication, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Communication, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the following have been identified and included in management's assessment:

•	Information Technology Program Development and Change Controls over the Unified Billing System and Related Monitoring Controls
•	Share-Based Payment Arrangements

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of General Communication, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated income statements, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 6, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, General Communication, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

General Communication, Inc. acquired Alaska DigiTel, LLC during 2007, and management excluded from its assessment of the effectiveness of General Communication, Inc.’s internal control over financial reporting as of December 31, 2007, Alaska DigiTel, LLC’s internal control over financial reporting associated with total assets of $57.3 million and total revenues of $28.5 million included in the consolidated financial statements of General Communication, Inc. and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of General Communication, Inc. also excluded an evaluation of the internal control over financial reporting of Alaska DigiTel, LLC.

(signed) KPMG LLP

Anchorage, Alaska

March 6, 2008

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$13,074	57,647
Restricted cash	---	4,612

Receivables	97,913	78,811
Less allowance for doubtful receivables	1,657	2,922
Net receivables	96,256	75,889

Deferred income taxes	5,734	20,685
Prepaid expenses	5,356	5,729
Inventories	2,541	3,362
Notes receivable from related parties	31	1,080
Property held for sale	---	2,316
Other current assets	686	1,988
Total current assets	123,678	173,308

Property and equipment in service, net of depreciation	502,426	454,879
Construction in progress	69,409	29,994
Net property and equipment	571,835	484,873

Cable certificates	191,565	191,565
Goodwill	42,181	42,181
Wireless licenses	25,757	1,497
Other intangible assets, net of amortization	11,769	7,011
Deferred loan and senior notes costs, net of amortization of $2,787 and $1,976 at December 31, 2007 and 2006, respectively	6,202	7,091
Other assets	9,399	7,133
Total other assets	286,873	256,478
Total assets	$982,386	914,659

See accompanying notes to consolidated financial statements.

90	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(Amounts in thousands)	December 31,
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	2007	2006

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$2,375	1,792
Accounts payable	35,747	28,404
Deferred revenue	16,600	16,566
Accrued payroll and payroll related obligations	16,329	14,598
Accrued interest	8,927	8,710
Accrued liabilities	7,536	8,377
Subscriber deposits	877	489
Total current liabilities	88,391	78,936

Long-term debt	536,115	487,737
Obligations under capital leases, excluding current maturities	2,290	2,229
Obligation under capital lease due to related party, excluding current maturity	469	561
Deferred income taxes	83,481	86,998
Other liabilities	13,241	12,725
Total liabilities	723,987	669,186

Minority interest	6,478	---

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 50,437 and 50,191 shares at December 31, 2007 and 2006, respectively; outstanding 49,425 and 49,804 at December 31, 2007 and 2006, respectively	155,980	157,502
Class B. Authorized 10,000 shares; issued 3,257 and 3,370 shares at December 31, 2007 and 2006, respectively; outstanding 3,255 and 3,368 at December 31, 2007 and 2006, respectively; convertible on a share-per-share basis into Class A common stock	2,751	2,846
Less cost of 473 and 258 Class A and Class B common shares held in treasury at December 31, 2007 and 2006, respectively	(3,448)	(1,436)
Paid-in capital	20,132	20,641
Notes receivable with related parties issued upon stock option exercise	---	(738)
Retained earnings	76,506	66,658
Total stockholders’ equity	251,921	245,473
Total liabilities, minority interest and stockholders’ equity	$982,386	914,659

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Amounts in thousands, except per share amounts)	2007	2006	2005
Revenues	$520,311	477,482	443,026

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	179,057	156,405	134,861
Selling, general and administrative expenses	192,494	171,652	155,542
Restructuring charge	---	---	1,967
Depreciation and amortization expense	86,327	82,099	74,126
Operating income	62,433	67,326	76,530

Other income (expense):
Interest expense	(36,125)	(34,413)	(34,116)
Interest income	544	1,841	624
Amortization and write-off of loan and senior note fees	(1,423)	(964)	(3,406)
Loss on termination of capital lease	---	---	(2,797)
Other	36	463	---
Other expense, net	(36,968)	(33,073)	(39,695)
Income before income tax expense and cumulative effect of a change in accounting principle	25,465	34,253	36,835
Income tax expense	11,961	15,797	16,004
Income before cumulative effect of a change in accounting principle	13,504	18,456	20,831
Cumulative effect of a change in accounting principle, net of income tax expense of $44	---	64	---
Net income	13,504	18,520	20,831
Excess of the price paid to redeem Series B redeemable preferred stock over the carrying amount of the preferred stock	---	---	2,358
Preferred stock dividends	---	---	148
Net income available to common shareholders	$13,504	18,520	18,325

Basic net income available to common shareholders per common share:
Income available to common shareholders before cumulative effect of a change in accounting principle	$0.26	0.34	0.34
Cumulative effect of a change in accounting principle	---	---	---
Net income available to common shareholders	$0.26	0.34	0.34

Diluted net income available to common shareholders per common share:
Income available to common shareholders before cumulative effect of a change in accounting principle	$0.22	0.33	0.33
Cumulative effect of a change in accounting principle	---	---	---
Net income available to common shareholders	$0.22	0.33	0.33

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Amounts in thousands)	Class A Common Stock	Class B Common Stock	Class A and B Shares Held in Treasury	Paid-in Capital	Notes Receivable with Related Parties	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2005	$186,883	3,248	(1,702)	14,957	(3,016)	33,900	234,270
Net income	---	---	---	---	---	20,831	20,831
Tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes	---	---	---	922	---	---	922
Common stock repurchases	---	---	(60)	---	---	(16,086)	(16,146)
Common stock retirements	(12,910)	---	---	---	---	12,910	---
Shares issued under stock compensation plans	4,377	---	---	---	---	---	4,377
Class B shares converted to Class A	1	(1)	---	---	---	---	---
Issuance of service awards	---	---	32	---	---	---	32
Share-based compensation expense	---	---	---	546	---	---	546
Payments received on notes receivable with related parties issued upon stock option exercise	---	---	---	---	1,294	---	1,294
Excess of the price paid to redeem Series B redeemable preferred stock over the carrying amount of the preferred stock	---	---	---	---	---	(2,358)	(2,358)
Preferred stock Series B dividends	---	---	---	---	---	(148)	(148)
Balances at December 31, 2005	$178,351	3,247	(1,730)	16,425	(1,722)	49,049	243,620

See accompanying notes to consolidated financial statements.

93	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Continued)

(Amounts in thousands)	Class A Common Stock	Class B Common Stock	Class A and B Shares Held in Treasury	Paid-in Capital	Notes Receivable with Related Parties	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2005	$178,351	3,247	(1,730)	16,425	(1,722)	49,049	243,620
SAB 108 cumulative adjustment, net of income tax expense	---	---	---	---	---	1,104	1,104
Net income	---	---	---	---	---	18,520	18,520
Cumulative effect adjustments upon implementation of Statement of Financial Accounting Standard No. 123(R)	---	---	---	(108)	---	---	(108)
Common stock repurchases	---	---	(3)	---	---	(34,672)	(34,675)
Common stock retirements	(32,571)	(369)	---	---	---	32,940	---
Shares issued under stock compensation plans	11,690	---	---	---	---	---	11,690
Class B shares converted to Class A	32	(32)	---	---	---	---	---
Issuance of service awards	---	---	14	---	---	---	14
Share-based compensation expense	---	---	---	4,407	---	---	4,407
Payments received on notes receivable with related parties issued upon stock option exercise	---	---	---	---	1,001	---	1,001
Reclassification from treasury stock to be held for general corporate purposes to common stock to be retired	---	---	283	---	---	(283)	---
Other	---	---	---	(83)	(17)	---	(100)
Balances at December 31, 2006	$157,502	2,846	(1,436)	20,641	(738)	66,658	245,473
Net income	---	---	---	---	---	13,504	13,504
Common stock repurchases	---	---	(2,000)	---	---	(15,076)	(17,076)
Common stock retirements	(11,420)	---	---	---	---	11,420	---
Shares issued under stock option plan	3,311	---	---	---	---	---	3,311
Issuance of restricted stock awards	6,492	---	---	(6,492)	---	---	---
Class B shares converted to Class A	95	(95)	---	---	---	---	---
Issuance of service awards	---	---	28	---	---	---	28
Share-based compensation expense	---	---	---	5,983	---	---	5,983
Payments received on notes receivable with related parties issued upon stock option exercise	---	---	---	---	738	---	738
Other	---	---	(40)	---	---	---	(40)
Balances at December 31, 2007	$155,980	2,751	(3,448)	20,132	---	76,506	251,921

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Amounts in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$13,504	18,520	20,831
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization expense	86,327	82,099	74,126
Deferred income tax expense	11,448	15,384	14,936
Share-based compensation expense	4,944	6,365	546
Loss on termination of capital lease	---	---	2,797
Other noncash income and expense items	7,602	4,924	8,027
Change in operating assets and liabilities	(15,255)	(4,510)	(6,398)
Net cash provided by operating activities	108,570	122,782	114,865

Cash flows from investing activities:
Purchases of property and equipment, including construction period interest	(151,312)	(95,998)	(79,789)
Purchase of business	(19,530)	---	---
Purchases of other assets and intangible assets	(7,183)	(4,751)	(1,881)
Restricted cash	4,612	(4,612)	---
Other	44	3,326	2,087
Net cash used in investing activities	(173,369)	(102,035)	(79,583)

Cash flows from financing activities:
Borrowing on Senior Credit Facility	60,000	15,000	38,831
Payment of debt	(27,152)	(1,725)	(800)
Purchase of treasury stock to be retired	(13,337)	(32,561)	(15,882)
Proceeds from common stock issuance	3,311	11,472	3,989
Purchase of treasury stock to be held for general corporate purposes	(2,000)	(3)	(60)
Payment of debt issuance costs	(527)	(44)	(1,076)
Repayments of capital lease obligations	(69)	(43)	(38,989)
Payments received on notes receivable with related parties issued upon stock option exercise	---	442	1,256
Redemption of Series B redeemable preferred stock	---	---	(6,607)
Payment upon early termination of capital lease	---	---	(2,797)
Payment of preferred stock dividends	---	---	(237)
Net cash provided by (used in) financing activities	20,226	(7,462)	(22,372)
Net increase (decrease) in cash and cash equivalents	(44,573)	13,285	12,910
Cash and cash equivalents at beginning of period	57,647	44,362	31,452

Cash and cash equivalents at end of period	$13,074	57,647	44,362

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
•

Competitive local access services in Anchorage, Fairbanks, Juneau, Wasilla, Eagle River, Kodiak, Palmer, Kenai, Soldotna, Chugiak, Sitka, Valdez, and Ketchikan, Alaska as of December 31, 2007 with on-going expansion into additional Alaska communities,

•	Long-distance telephone service between Alaska and the remaining United States and foreign countries,
•	Resale and sale of postpaid and sale of prepaid wireless telephone services and sale of wireless telephone handsets and accessories,
•	Private line and private network services,
•	Internet access services,
•	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to hospitals and health clinics, and managed video conferencing,
•	Managed services to certain commercial customers,
•	Sales and service of dedicated communications systems and related equipment,
•

Lease and sales of capacity on our fiber optic cable systems used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services within Alaska and between Alaska and the remaining United States and foreign countries, and

•	Distribution of white and yellow pages directories to residential and business customers in certain markets we serve and on-line directory products.

(b)	Principles of Consolidation

The consolidated financial statements include the consolidated accounts of GCI and its wholly owned subsidiaries as well as a variable interest entity in which we are the primary beneficiary as defined by Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46(R) addresses the consolidation of business enterprises to which the usual condition (majority voting interest) does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that, in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the variable interest entity in its financial statements. All significant intercompany transactions are eliminated in consolidation.

Alaska DigiTel, LLC ("Alaska DigiTel") Acquisition

On January 2, 2007, we acquired 82% of the equity interest and 20.0% of the voting interest of Alaska DigiTel, an Alaska wireless provider, for $29.5 million. We have a variable interest in Alaska DigiTel in which we are the primary beneficiary as defined by FIN 46(R). We view our investment as an incremental way to participate in future growth of the Alaska wireless industry. We consolidated Alaska DigiTel in accordance with FIN 46(R) and their results of operations are included in the Consolidated Income Statement for the entire year ended December 31, 2007. The Alaska DigiTel purchase price has been allocated as follows: cash $10.0 million, receivables, net $4.4 million, other current assets $850,000, property and equipment $12.3 million, wireless licenses $24.3 million, other intangible assets $4.5 million, current liabilities $4.1 million, debt $15.7 million and minority interest $6.5 million. The total

                                                                                                            96                                                (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

assets of Alaska DigiTel were $57.3 million at December 31, 2007. Alaska DigiTel’s revenues for the year ended December 31, 2007 were $28.5 million with $23.1 million, $4.9 million and $538,000 allocated to our Consumer, Network Access, and Commercial segments, respectively. Alaska DigiTel had outstanding debt of $529,000 at December 31, 2007 that is collateralized by $801,000 of its property in service. Alaska DigiTel’s creditors do not have recourse to GCI’s assets.

Assuming we had consolidated Alaska DigiTel on January 1, 2006, our revenues, income before cumulative effect of a change in accounting principle and basic and diluted earnings per common share ("EPS") for the year ended December 31, 2006 would have been as follows (amounts in thousands, except per share amounts):

(Unaudited)	2006
Pro forma consolidated revenue	$497,822
Pro forma income before cumulative effect of a change in accounting principle	$18,414

EPS:
Basic – pro forma	$0.34
Diluted – pro forma	$0.33

(c)	Earnings per Common Share

EPS and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Year Ended December 31, 2007
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Basic EPS:
Net income available to common shareholders	$ 13,504	52,951	$ 0.26
Effect of Dilutive Securities:
Unexercised stock options	---	1,288	---
Unvested stock awards	---	24	---
Diluted EPS:
Effect of share based compensation that may be settled in cash or shares	(1,329)	318	---
Net income adjusted for effect of share based compensation that may be settled in cash or shares	$ 12,175	54,581	$ 0.22

                                                                                                            97                                                (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2006			2005
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Basic EPS:
Income before cumulative effect of a change in accounting principle	$ 18,456	53,777	$ 0.34	$ 20,831	54,684	$ 0.38
Cumulative effect of a change in accounting principle	64	53,777	0.00	---	54,684	---
Net income	18,520	53,777	$ 0.34	20,831	54,684	$ 0.38
Less excess of the price paid to redeem Series B redeemable preferred stock over the carrying amount of the preferred stock	---			2,358
Less Series B preferred stock dividends	---			148
Net income available to common shareholders	$ 18,520	53,777	$ 0.34	$ 18,325	54,684	$ 0.34
Effect of Dilutive Securities:
Unexercised stock options	---	1,548	---	---	1,190	---
Diluted EPS:
Income before cumulative effect of a change in accounting principle	$ 18,456	55,325	$ 0.33	$ 20,831	55,874	$ 0.37
Cumulative effect of a change in accounting principle	64	55,325	0.00	---	55,874	---
Net income	18,520	55,325	$ 0.33	20,831	55,874	$ 0.37
Less excess of the price paid to redeem Series B redeemable preferred stock over the carrying amount of the preferred stock	---			2,358
Less Series B preferred stock dividends	---			148
Net income available to common shareholders	$ 18,520	55,325	$ 0.33	$ 18,325	55,874	$ 0.33

                                                                                                            98                                                (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Weighted average shares associated with outstanding share awards for the years ended December 31, 2007, 2006 and 2005 which have been excluded from the computations of diluted EPS because the effect of including these share awards would have been anti-dilutive, consist of the following (shares, in thousands):

	2007	2006	2005
Weighted average shares associated with outstanding stock options	1,909	1,394	310
Effect of share-based compensation that may be settled in cash or shares	---	99	141
	1,909	1,493	451

Series B redeemable preferred stock common equivalent shares outstanding which are anti-dilutive for purposes of calculating EPS and are not included in the diluted EPS calculations was 309,000 for the year ended December 31, 2005. In May 2005 we redeemed the remaining 4,314 shares of Series B redeemable preferred stock. No Series B redeemable preferred stock was outstanding for the years ended December 31, 2007 and 2006.

We have not issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings when, and if, we declare dividends on our common stock and, therefore, we do not apply the two-class method of calculating earnings per share.

(d)	Common Stock

Following are the changes in issued common stock for the years ended December 31, 2007, 2006 and 2005 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2004	51,825	3,862
Class B shares converted to Class A	19	(19)
Shares issued under stock option plan	660	---
Share awards issued	40	---
Shares retired	(1,344)	---
Balances at December 31, 2005	51,200	3,843

Class B shares converted to Class A	38	(38)
Shares issued under stock option plan	1,706	---
Share awards issued	17	---
Shares retired	(2,770)	(435)
Balances at December 31, 2006	50,191	3,370

Class B shares converted to Class A	113	(113)
Shares issued under stock option plan	477	---
Share awards issued	499	---
Shares retired	(843)	---
Balances at December 31, 2007	50,437	3,257

Our Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class B common stock. Our Board of Directors authorized us and we obtained permission from our lenders for up to $80.0 million of repurchases through December 31, 2007. We are authorized to continue our stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares. During the years ended December 31, 2007, 2006 and 2005 we repurchased 1,252,000, 2,858,000 and 1,716,000 shares of our Class A and B common stock at a cost of $15.1 million, $34.7 million and $16.1 million, respectively. The

                                                                                                            99                                                (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

cost of the repurchased common stock is included in Retained Earnings on our Consolidated Balance Sheets.

If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters. We do not expect further share repurchases in the near term. We will likely curtail our stock repurchases as a condition for increasing the availability under our credit facilities. When we begin generating free cash flow we may continue the repurchases subject to the availability under our credit facilities and the price of our Class A and Class B common stock. The repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

(e)	Redeemable Preferred Stock

We have 1,000,000 shares of preferred stock authorized with no shares issued and outstanding at December 31 2007, 2006 and 2005. We issued 20,000 shares of convertible redeemable accreting Series B preferred stock on April 30, 1999. In May 2005 we redeemed the remaining 4,314 shares of our Series B preferred stock.

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

We had provided a $4.6 million bank depository account as collateral for a term loan from a bank to Alaska DigiTel as of December 31, 2006. The cash was released from the restriction in January 2007 subsequent to our investment in Alaska DigiTel.

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

                                                                                                           100                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

subsidies prior to the time of sale because the promotional discount decision is made at the point of sale and/or because we expect to recover the handset subsidies through service revenue.

Inventories of merchandise for resale and parts are stated at the lower of cost or market. Cost is determined using the average cost method.

(k)	Property and Equipment

Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. Construction in progress represents distribution equipment and systems and support equipment and systems not placed in service on December 31, 2007 that management intends to place in service during 2008.

Depreciation is computed on a straight-line basis based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable, in the following ranges:

Asset Category	Asset Lives
Telephony distribution equipment and systems and fiber optic cable systems	10-20 years
Cable television distribution equipment and systems	3-10 years
Support equipment and systems	3-10 years
Transportation equipment	5-10 years
Property and equipment under capital leases	12-20 years
Buildings	30-40 years

Amortization of property and equipment under capital leases is included in Depreciation and Amortization Expense on the Consolidated Income Statement.

Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Accumulated depreciation is removed and gains or losses are recognized at the time of retirements, sales or other dispositions of property and equipment.

(l)	Long-lived Assets to be Disposed of

Long-lived assets to be disposed of, including those of discontinued operations, if any, are measured at the lower of carrying amount or fair value less cost to sell, if applicable. We classify a long-lived asset to be disposed of other than by sale as held and used until it is disposed of. We classify a long-lived asset to be sold as held for sale in the period in which all of certain criteria established by Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” are met. We do not depreciate or amortize long-lived assets to be sold.

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

Goodwill, cable certificates (certificates of convenience and public necessity) and wireless licenses are not amortized. Cable certificates represent certain perpetual operating rights to provide cable services. Wireless licenses represent the right to utilize certain radio frequency spectrum to provide wireless communications services. Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition. Goodwill is not allocated to our segments as our Chief Operating Decision Maker does not review a balance

                                                                                                           101                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

sheet by segment to make decisions about resource allocation or evaluate segment performance. Goodwill is allocated to our Consumer and Commercial reporting segments for the sole purpose of the annual impairment test.

All other amortizable intangible assets are being amortized over 2 to 20 year periods using the straight-line method. Customer relationships obtained through the purchase of a majority non-controlling interest in Alaska DigiTel are amortized over the four-year expected life of the customers.

(n)	Impairment of Intangibles, Goodwill, and Long-lived Assets

Cable certificate assets and wireless licenses are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the asset becomes its new accounting basis. Impairment testing of our cable certificate assets and wireless licenses as of December 31, 2007 and 2006 used a direct value method.

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

Other Assets primarily include long-term deposits, prepayments, and non-trade accounts receivable.

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

                                                                                                           102                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Following is a reconciliation of the beginning and ending aggregate carrying amount of our liability for asset retirement obligation (amounts in thousands):

Balance at December 31, 2005	$3,210
Liability incurred	30
Accretion expense	172
Liability settled	(4)
Balance at December 31, 2006	3,408
Liability incurred	260
Additions upon consolidation of Alaska DigiTel	365
Accretion expense	144
Liability settled	(4)
Balance at December 31, 2007	$4,173

During the years ended December 31, 2007 and 2006 we recorded additional capitalized costs of $260,000 and $30,000, respectively, in Property and Equipment in Service, Net of Depreciation.

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

We have recorded a liability for the estimated obligation under the contract as of December 31, 2007 and 2006. We estimated the amount of the obligation based on the amount of mileage awards purchased through December 31, 2007 and 2006 in comparison to the required minimum commitment. We have recorded the expense for the miles purchased from Alaska Airlines in Selling, General and Administrative expenses for each of our benefiting segments.

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

                                                                                                           103                                               (Continued)

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

Our Consumer and Commercial segments occasionally receive reimbursements for video services costs to promote suppliers’ services, called cooperative advertising arrangements. The supplier payment is classified as a reduction of selling, general and administrative expenses if it reimburses specific, incremental and identifiable costs incurred to resell the suppliers’ services. Excess consideration, if any, is classified as a reduction of cost of goods sold (exclusive of depreciation and amortization expense) ("Cost of Goods Sold").

Occasionally our Consumer and Commercial segments enter into a binding arrangement with a supplier in which we receive a rebate dependent upon us meeting a specified goal. We recognize the rebate as a reduction of Cost of Goods Sold systematically as we make progress toward the specified goal, provided the amounts are probable and reasonably estimable. If earning the rebate is not probable and reasonably estimable, it is recognized only when the goal is met.

(u)	Advertising Expense

We expense advertising costs in the year during which the first advertisement appears. Advertising expenses were $5.6 million, $3.5 million and $3.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

                                                                                                           104                                               (Continued)

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

Material interest costs incurred during the construction period of non-software capital projects are capitalized. Interest costs incurred during the development period of a software capital project are capitalized. Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. We capitalized interest cost of $1.6 million, $820,000 and $0 during the years ended December 31, 2007, 2006 and 2005, respectively.

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

We file federal income tax returns in the U.S. and in various state jurisdictions. We are no longer subject to U.S. or state tax examinations by tax authorities for years before 2004. Certain U.S. federal income tax returns for years after 1994 are not closed by relevant statutes of limitations due to unused net operating losses reported on those income tax returns.

We recognize accrued interest on unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. We did not have any unrecognized tax benefits as

                                                                                                           105                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

of December 31, 2007, 2006 and 2005, and, accordingly, we did not recognize any interest expense. Additionally, we did not record any penalties during the years ended December 31, 2007, 2006 and 2005.

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

                                                                                                           106                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following illustrates the effect on net income and EPS for the year ended December 31, 2005 as if we had applied the fair value method to measure share-based compensation, as required under the disclosure provisions of SFAS No. 123 (amounts in thousands, except per share amounts):

2005
Net income available to common stockholders, as reported	$18,325
Total share-based employee compensation expense included in reported net income, net of related tax effects	287
Less share-based employee compensation expense determined under the SFAS 123 fair value method, net of related tax effects	(1,876)
Pro forma net income available to common stockholders	$16,736

EPS:
Basic – as reported	$0.34
Diluted – as reported	$0.33

Basic – pro forma	$0.31
Diluted – pro forma	$0.30

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

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the allowance for doubtful receivables, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates, wireless licenses and the accrual of Cost of Goods Sold. Actual results could differ from those estimates.

(ac)	Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term

                                                                                                           107                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

liquid money instruments issued by highly rated financial institutions. At December 31, 2007 and 2006, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments at one highly rated financial institution.

We have one major customer, Verizon Communications, Inc. (“Verizon”) (see note 11). We also provide services to Sprint Nextel Corporation ("Sprint Nextel") and Dobson Communications Corporation ("Dobson"). Although these customers do not meet the threshold for classification as a major customer, we do derive significant revenues and operating income from them. In November 2007, AT&T Mobility LLC ("AT&T") acquired Dobson, including its Alaska properties. In December 2007, we signed an agreement with AT&T that terminates AT&T’s obligation to purchase network services from us as of July 1, 2008. As compensation AT&T will provide us with a large block of wireless network usage at no charge. The block of wireless network usage at no charge will reduce Cost of Goods Sold during the four year period ended June 30, 2012, that we would have otherwise recognized in accordance with the new agreement, however, we are unable to estimate the impact this agreement will have on our Cost of Goods Sold. We expect our message telephone and Private Line revenues earned from Dobson to decrease in 2008 and forward. Dobson revenues were $23.2 million in 2007. We do not believe the termination of the agreement with Dobson will have a material adverse effect on our financial position, results of operations or liquidity. There is increased risk associated with these customers' accounts receivable balances. Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Though limited to one geographical area and except for Verizon, Sprint Nextel and AT&T, the concentration of credit risk with respect to our receivables is minimized due to the large number of customers, individually small balances, and short payment terms.

We entered into a loan agreement with Alaska DigiTel dated as of January 2, 2007. Under the loan agreement, we made available to Alaska DigiTel a $15.0 million revolving credit facility. In January 2008 the revolving credit facility available to Alaska DigiTel was increased to $25.0 million. The advances under the loan agreement are secured by all personal property of Alaska DigiTel and its subsidiaries, and by the membership interests in Alaska DigiTel held by AKD Holdings, LLC. The agreement provides that the outstanding loans under the revolving credit facility will convert to a term loan on December 31, 2008. Principal on the term loan will be due in quarterly installments beginning March 31, 2009 equal to 1.25% of the term loan, increasing to 2.50% beginning March 31, 2010. The remaining balance of the term loan is due on June 30, 2011. The loan is eliminated upon consolidation, however, there is increased credit risk since, although we are a majority owner, we do not have voting control of Alaska DigiTel.

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

                                                                                                           108                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2006, we had a $4.6 million outstanding contingent liability for the debt guarantee. We guaranteed a loan secured by Alaska DigiTel from a bank. We accounted for Alaska DigiTel's debt guarantee according to FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” If Alaska DigiTel had defaulted on their loan we would have been liable for up to $4.6 million. We were released from the guarantee following our investment in Alaska DigiTel in January 2007.

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

(ag)	Classification of Taxes Collected from Customers

We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our income statement. We report a certain surcharge on a gross basis in our income statement of $4.2 million, $4.6 million and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(ah)	New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. We will implement SFAS No. 141(R) on January 1, 2009 and we will apply it to any business combinations with an acquisition date after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. We will implement SFAS No. 160 on January 1, 2009. We do not expect the adoption of this standard to have a material impact on our income statement, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions. SFAS 157 is effective for us beginning January 1, 2008. We do not expect the adoption of this standard to have a material impact on our income statement, financial position or cash flows.

(ai)	SAB No. 108

Effective January 1, 2006, we adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No.

                                                                                                           109                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

108 requires a dual approach for quantifying misstatements using both a method that quantifies a misstatement based on the amount of misstatement originating in the current year income statement, as well as a method that quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet. Prior to the adoption of SAB No. 108, we quantified any misstatements in our consolidated financial statements using the income statement method in addition to evaluating qualitative characteristics. As this method focuses solely on the income statement, this can lead to the accumulation of misstatements in the balance sheet that may become material if recorded in a particular period.

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

These misstatements accumulated over several years and were immaterial when quantifying the misstatements using the income statement method. Upon adoption of SAB No. 108 on January 1, 2006, we recorded a $3.5 million increase to property and equipment in service and $1.6 million increase to accumulated depreciation for the cumulative misstatement as of December 31, 2005. Accordingly, we increased retained earnings by $1.1 million and recorded $772,000 as a long-term deferred tax liability.

(aj)	Reclassifications

Reclassifications have been made to the 2006 and 2005 financial statements to make them comparable with the 2007 presentation.

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures

Changes in operating assets and liabilities, net of acquisition, consist of (amounts in thousands):

Year ended December 31,	2007	2006	2005
Increase in accounts receivable	$(19,713)	(5,649)	(4,729)
(Increase) decrease in prepaid expenses	949	863	(609)
(Increase) decrease in inventories	1,455	(1,732)	27
Decrease in other current assets	1,089	1,965	179
Increase (decrease) in accounts payable	2,738	3,790	(5,525)
Increase (decrease) in accrued payroll and payroll related obligations	620	(3,397)	2,963
Increase (decrease) in deferred revenue	(2,000)	(998)	460
Increase (decrease) in accrued interest	217	(878)	841
Increase (decrease) in accrued liabilities	(1,330)	804	245
Increase (decrease) in subscriber deposits	194	128	(76)
Increase (decrease) in components of other long-term liabilities	526	594	(174)
	$(15,255)	(4,510)	(6,398)

We paid interest totaling $35.8 million, $35.1 million and $33.1 million during the years ended December 31, 2007, 2006 and 2005, respectively.

We paid income taxes totaling $293,000, $689,000 and $133,000 during the years ended December 31, 2007, 2006 and 2005, respectively. We received $213,000, $5,000 and $0 in income tax refunds during the years ended December 31, 2007, 2006 and 2005, respectively.

                                                                                                           110                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We recorded a net cumulative effect adjustment (benefit) of $64,000 during the year ended December 31, 2006 for share-based compensation instruments outstanding at December 31, 2005 for which the requisite service was not expected to be rendered. We recorded $922,000 and $1,730,000 during the years ended December 31, 2005 and 2004, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

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

We retired common stock shares in the amount of $11.4 million, $32.9 million and $12.9 million during the years ended December 31, 2007, 2006 and 2005, respectively.

As described in note 1(ai) we adopted SAB No. 108 effective January 1, 2006, resulting in a modification of our interest capitalization policy. Upon adoption of SAB No. 108 we recorded a $3.5 million increase to Property and Equipment in Service and a $722,000 increase to Deferred Tax Liability during the year ended December 31, 2006.

In February 2007, our President and Chief Executive Officer tendered 112,000 shares of his GCI Class A common stock to us at $15.50 per share for a total value of $1.7 million. The stock tender was in lieu of a cash payment on his note receivable with related party and a note receivable with related party issued upon stock option exercise, both of which originated in 2002.

Upon our acquisition of Alaska DigiTel, we consolidated $12.7 million in property and equipment, $24.3 million in wireless licenses, $4.5 million in other intangible assets, $365,000 in other liabilities and $15.7 million in debt.

During the year ended December 31, 2007, $9.0 million in non-cash additions to property and equipment were recorded consisting of $6.7 million in unpaid purchases as of December 31, 2007 and $2.3 million in land and buildings that were transferred from property held for sale.

During the years ended December 31, 2006 and 2005, we had $3.7 million and $2.4 million, respectively, in non-cash additions for unpaid purchases of property and equipment as of December 31, 2006 and 2005, respectively.

During the years ended December 31, 2007, 2006 and 2005, we had $260,000, $30,000 and $41,000, respectively, in non-cash additions to property and equipment for assets added when recording asset retirement obligations.

                                                                                                           111                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Receivables and Allowance for Doubtful Receivables

Receivables consist of the following at December 31, 2007 and 2006 (amounts in thousands):

	2007	2006
Trade	$95,941	77,508
Employee	198	203
Other	1,774	1,100
Total Receivables	$97,913	78,811

Changes in the allowance for doubtful receivables during the years ended December 31, 2007, 2006 and 2005 are summarized below (amounts in thousands).

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to Other Accounts	Write-offs net of recoveries	Balance at end of year
December 31, 2007	$2,922	4,822	---	6,087	1,657

December 31, 2006	$5,317	3,057	---	5,452	2,922

December 31, 2005	$2,317	4,366	---	1,366	5,317

During the years ended December 31, 2007, 2006 and 2005 we utilized $0, $372,000 and $3.3 million, respectively, of the MCI credit (as further described and defined in note 11) against amounts otherwise payable for services received from MCI.

(4)	Net Property and Equipment in Service

Net property and equipment in service consists of the following at December 31, 2007 and 2006 (amounts in thousands):

	2007	2006
Land and buildings	$14,424	8,685
Telephony distribution systems	636,832	556,494
Cable television distribution systems	161,934	155,693
Support equipment	107,920	95,206
Transportation equipment	8,102	6,645
Property and equipment under capital leases	3,086	3,086
	932,298	825,809
Less accumulated depreciation	428,808	369,976
Less accumulated amortization	1,064	954
Net property and equipment in service	$502,426	454,879

(5)	Intangible Assets

As of December 31, 2007 cable certificates, wireless licenses and goodwill were tested for impairment and the fair values were greater than the carrying amounts, therefore these intangible assets were determined not to be impaired at December 31, 2007. The remaining useful lives of our cable certificates, wireless licenses and goodwill were evaluated as of December 31, 2007 and events and circumstances continue to support an indefinite useful life.

                                                                                                           112                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

No intangible assets subject to amortization have been impaired based upon impairment testing performed as of December 31, 2007. No indicators of impairment have occurred since the impairment testing was performed.

Other Intangible Assets subject to amortization include the following at December 31, 2007 and 2006 (amounts in thousands):

	2007	2006
Software license fees	$12,094	9,755
Customer relationships	4,528	240
Right-of-way	783	783
Other	261	365
	17,666	11,143
Less accumulated amortization	5,897	4,132
Net other intangible assets	$11,769	7,011

Changes in Other Intangible Assets are as follows (amounts in thousands):

Balance at December 31, 2005	$4,704
Asset additions	4,901
Less amortization expense	1,804
Less asset write-off	790
Balance at December 31, 2006	7,011
Asset additions upon consolidation of Alaska DigiTel	4,469
Asset additions	3,738
Less amortization expense	3,332
Less asset write-off	117
Balance at December 31, 2007	$11,769

During the year ended December 31, 2006, we decided to close an operating subsidiary and in connection with the closure we determined the software for a Managed Broadband segment product offering with a net book value of $790,000 was impaired and had no net realizable value. During the year ended December 31, 2006, we recognized the impairment in depreciation and amortization expense in the accompanying Consolidated Income Statement.

Additions to other intangible assets mainly consist of software license fees purchased for our statewide local service expansion and in 2007 the addition of customer relationships obtained through the purchase of a majority non-controlling interest in Alaska DigiTel.

Amortization expense for amortizable intangible assets for the years ended December 31, 2007, 2006 and 2005 follow (amounts in thousands):

	Years Ended December 31,
	2007	2006	2005
Amortization expense for amortizable intangible assets	$3,332	1,804	1,244

                                                                                                           113                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2008	$3,297
2009	2,979
2010	2,458
2011	1,051
2012	486

(6)	Notes Receivable from Related Parties

Notes receivable from related parties consist of the following (amounts in thousands):

		December 31,
		2007	2006
Note receivable from officers bearing interest at the prime rate or at the rate paid by us on our senior indebtedness which is considered market rate, unsecured, unconditionally guaranteed by the borrower, due through February 8, 2007	$	---	1,741
Notes receivable from other related parties bearing interest up to 7.6% or at the rate paid by us on our senior indebtedness, unsecured, due through January 1, 2010		48	92
Interest receivable		8	29
Total notes receivable from related parties		56	1,862
Less notes receivable with related parties issued upon stock option exercise, classified as a component of stockholders’ equity		---	738
Less current portion, including current interest receivable		31	1,080
Long-term portion, including long-term interest receivable		$25	44

(7)	Debt

Long-term debt consists of the following (amounts in thousands):

	December 31,
	2007	2006
Senior Notes (a)	$320,000	320,000
Senior Credit Facility (b)	220,760	172,600
Mortgage	529	---
Note Payable	100	225
Debt	541,389	492,825
Less unamortized bond discount paid on the Senior Notes	2,991	3,363
Less current portion of long-term debt	2,283	1,725
Long-term debt, net of unamortized bond discount	$536,115	487,737

(a)

We pay interest of 7.25% on Senior Notes that are due in 2014. The Senior Notes are an unsecured senior obligation. The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount based on an effective interest rate of 7.50%, which is being amortized to Interest Expense over the term of the Senior Notes using the effective interest method.

                                                                                                           114                                               (Continued)

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

The Senior Notes restrict GCI, Inc. and certain of its subsidiaries from incurring debt, but permits debt under the Senior Credit Facility and vendor financing as long as our leverage ratio does not exceed 6.0 to one. In addition, certain other debt is permitted regardless of our leverage ratio, including debt under the Senior Credit Facility not exceeding (and reduced by certain stated items):

•	$250.0 million, reduced by the amount of any prepayments, or
•	3.0 times earnings before interest, taxes, depreciation and amortization for the last four full fiscal quarters of GCI, Inc. and certain of its subsidiaries.

The Senior Notes limit our ability to make cash dividend payments.

Semi-annual interest payments of $11.6 million are payable in February and August of each year.

The Senior Notes are structurally subordinate to our Senior Credit Facility.

Our Senior Notes’ key debt covenants require our Total Leverage Ratio (as defined) be 6.0:1.0 or less and our Senior Leverage Ratio (as defined) be 3.0:1.0 or less if our Senior Notes are greater than $250.0 million.

(b)

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

The Senior Credit Facility which includes the incremental facility as discussed above includes a $215.0 million term loan and a $100.0 million revolving credit facility with a $25.0 million sublimit for letters of credit. Our term loan is fully drawn. We borrowed $10.0 million under our revolving credit facility in December 2007, and we have letters of credit outstanding totaling $4.2 million at December 31, 2007 which leaves $85.8 million available at December 31, 2007 to draw under the revolving credit facility if needed. The term and revolving loan portions of our Senior Credit Facility are due in 2012 and 2011, respectively. In 2008 we have borrowed an additional $20.0 million under our revolving credit facility.

                                                                                                           115                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Incremental Facility increased the interest rate on the term loan component of our Senior Credit Facility from LIBOR plus 1.50% to LIBOR plus 2.00%. The interest rate on the revolving loan component of the Senior Credit Facility was LIBOR plus a margin dependent upon our Total Leverage Ratio ranging from 1.00% to 1.75%. The Incremental Facility increased the revolving credit facility interest rate for our Senior Credit Facility to LIBOR plus the following applicable margin dependent upon our Total Leverage ratio (as defined):

Total Leverage Ratio (as defined)	Applicable Margin
>3.75	2.25%
>3.25 but <3.75	2.00%
>2.75 but <3.25	1.75%
<2.75	1.50%

The annual commitment fee we are required to pay on the unused portion of the commitment is 0.375%.

Substantially all of the Company’s assets collateralize the Senior Credit Facility.

The Incremental Facility was a substantial modification of a portion of our existing Senior Credit Facility resulting in a $348,000 write-off of previously deferred loan fees during the year ended December 31, 2007 in our Consolidated Income Statement. Deferred loan fees of $312,000 associated with the portion of our existing Senior Credit Facility determined not to have been substantially modified continue to be amortized over the remaining life of the Senior Credit Facility.

In connection with the Incremental Facility, we paid bank fees and other expenses of $519,000 during the year ended December 31, 2007 of which $263,000 were written-off in the year ended December 31, 2007 and $256,000 were deferred and will be amortized over the remaining life of the Senior Credit Facility.

Borrowings under the Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items. Our Senior Credit Facility key debt covenants require our Senior Credit Facility Total Leverage Ratio (as defined) be 4.50:1.0 or less, the Senior Leverage Ratio (as defined) must be less than 2.25:1.0, and the Fixed Charge Coverage Ratio (as defined) must be less than 1.0:1.0 subject to certain exceptions. On May 7, 2007 our Senior Credit Facility was amended to allow the exclusion of up to $100.0 million of capital expenditures in aggregate from Fixed Charges (as defined) during the Excluded Capital Expenditures Period (as defined) beginning on May 7, 2007 and ending September 30, 2009.

On August 31, 2005 our April 2004 Senior Credit Facility was amended and restated. Proceeds from the amendment were used to pay down our previous Senior Credit Facility and to pay off our Satellite Transponder Capacity Capital Lease with the remainder used to pay financing fees. Outstanding principal of $35.8 million on the Satellite Transponder Capacity Capital Lease was repaid, and we incurred a $2.8 million charge due to the early termination of the capital lease which is classified as a component of Other Income (Expense) during the year ended December 31, 2005 in our Consolidated Income Statement. A portion of the 2005 amendment was a substantial modification of our April 2004 Senior Credit Facility and we therefore recognized $1.8 million in Amortization and Write-off of Loan and Senior Notes Fees during the year ended December 31, 2005 in our Consolidated Income Statement.

                                                                                                           116                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Maturities of long-term debt as of December 31, 2007 were as follows (amounts in thousands):

Years ending December 31,
2008	$2,283
2009	2,181
2010	2,179
2011	112,751
2012	101,690
2013 and thereafter	320,305
$541,389

(8)	Comprehensive Income

During the years ended December 31, 2007, 2006 and 2005 we had no other comprehensive income. Total comprehensive income which was equal to net income during the years ended December 31, 2007, 2006 and 2005 was $13,504,000, $18,520,000 and $20,831,000, respectively.

(9)	Income Taxes

Total income tax expense (benefit) was allocated as follows (amounts in thousands):

	Years ended December 31,
	2007	2006	2005
Income before cumulative effect of a change in accounting principle	$11,961	15,797	16,004
SAB 108 cumulative adjustment	---	772	---
Cumulative effect of a change in accounting principle	---	44	---
Net income from continuing operations	11,961	16,613	16,004
Stockholders’ equity, for stock option compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	---	---	(922)
	$11,961	16,613	15,082

We did not record any excess tax benefit generated from stock options exercised during the years ended December 31, 2007 and 2006 since we are in a net operating loss carryforward position and the income tax deduction will not yet reduce income taxes payable.

Income tax expense (benefit) consists of the following (amounts in thousands):

	Years ended December 31,
	2007	2006	2005
Current tax expense:
Federal taxes	$436	(278)	827
State taxes	77	(81)	238
	513	(359)	1,065

                                                                                                           117                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred tax expense:
Federal taxes	9,616	12,514	11,587
State taxes	1,832	3,642	3,352
	11,448	16,156	14,939
	$11,961	15,797	16,004

Total income tax expense differed from the “expected” income tax expense determined by applying the statutory federal income tax rate of 35% as follows (amounts in thousands):

	Years ended December 31,
	2007	2006	2005
“Expected” statutory tax expense	$8,913	11,988	12,892
State income taxes, net of federal benefit	1,558	2,529	2,343
Income tax effect on nondeductible entertainment expenses	569	423	310
Income tax effect of nondeductible lobbying expenses	468	409	368
Income tax effect of nondeductible expenditures and other items, net	500	60	102
Other, net	(47)	388	(11)
	$11,961	15,797	16,004

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2007 and 2006 are summarized below (amounts in thousands):

	2007	2006
Current deferred tax assets, net of current deferred tax liability:
Compensated absences, accrued for financial reporting purposes	$2,196	2,029
Net operating loss carryforwards	2,033	16,811
Workers compensation and self insurance health reserves, principally due to accrual for financial reporting purposes	694	652
Accounts receivable, principally due to allowance for doubtful accounts	629	1,193
Deferred compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(401)	---
Other	583	---
Total current deferred tax assets	$5,734	20,685

                                                                                                           118                                              (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2007	2006
Long-term deferred tax assets:
Net operating loss carryforwards	$45,518	41,002
Alternative minimum tax credits	3,160	2,574
Deferred compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	2,690	2,082
Asset retirement obligations in excess of amounts recognized for tax purposes	1,444	1,398
Other	222	51
Total long-term deferred tax assets	53,034	47,107

Long-term deferred tax liabilities
Plant and equipment, principally due to differences in depreciation	106,376	107,696
Amortizable assets	29,677	25,788
Other	462	621
Total long-term deferred tax liabilities	136,515	134,105
Net combined long-term deferred tax liabilities	$83,481	86,998

At December 31, 2007, we have (1) tax net operating loss carryforwards of $116.4 million that will begin expiring in 2011 if not utilized, and (2) alternative minimum tax credit carryforwards of $3.1 million available to offset regular income taxes payable in future years. We utilized federal tax net operating loss carryforwards of $21.7 million in 2007. Our utilization of remaining acquired net operating loss carryforwards is subject to annual limitations pursuant to Internal Revenue Code section 382 which could reduce or defer the utilization of these losses.

Our tax net operating loss carryforwards are summarized below by year of expiration (amounts in thousands).

Years ending December 31,	Federal	State
2011	$759	759
2018	644	637
2019	20,210	19,675
2020	44,744	43,797
2021	29,614	28,987
2022	14,081	13,788
2023	3,968	3,903
2024	544	---
2025	1,342	---
2026	337	---
2027	116	---
Total tax net operating loss carryforwards	$116,359	111,546

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through taxable income earned in carryback years, future reversals of existing taxable temporary differences, and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

                                                                                                           119                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Stockholders’ Equity

Common Stock

GCI’s Class A and Class B common stock are identical in all respects, except that each share of Class A common stock has one vote per share and each share of Class B common stock has ten votes per share. Each share of Class B common stock outstanding is convertible, at the option of the holder, into one share of Class A common stock.

During the years ended December 31, 2007, 2006 and 2005 we repurchased 1.3 million, 2.9 million, and 1.7 million, respectively, shares of our Class A and Class B common stock at a cost of $15.1 million, $34.7 million and $16.1 million, respectively, pursuant to the Class A and Class B common stock repurchase program authorized by our Board of Directors. During the years ended December 31, 2007, 2006 and 2005 we retired 843,000, 3.2 million, and 1.3 million shares, respectively, of our Class A and Class B common stock that we purchased pursuant to the Class A and Class B common stock repurchase program.

Verizon (formerly MCI) owned 1,276,000 shares of our Class B common stock that represented 38 percent of the issued and outstanding Class B shares at December 31, 2006 and 2005, and 15 percent and 14 percent of voting interest at December 31, 2006 and 2005, respectively. In March 2007, Verizon sold all of their GCI Class B common stock to two individuals in a private transaction.

In May 2005 we repurchased the remaining 4,300 shares of our Series B preferred stock for a total purchase price of $6.6 million. The 4,300 preferred shares were convertible into 777,300 shares of our Class A common stock and the transaction price represented an equivalent Class A common stock purchase price of $8.50 per share. The repurchase of our Series B preferred stock was not part of our buyback program discussed in note 1(d).

Share-Based Compensation

Our Stock Option Plan, as amended, provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to five years. Substantially all options vest in equal installments over a period of five years, and expire ten years from the date of grant. Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf. New shares are issued when stock option agreements are exercised and restricted stock awards are made. Our share repurchase program as described above may include the purchase of shares issued pursuant to stock option agreement exercise transactions.

The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock. We use a Black-Scholes-Merton option pricing model to estimate the fair value of stock options issued under SFAS 123(R). The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option exercise activity existed among employee job categories. Therefore, we have categorized these awards into two groups of employees for valuation purposes.

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

                                                                                                           120                                              (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following table shows our assumptions used to compute the share-based compensation expense and pro forma information in note 1(z) for stock options granted during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Expected term (years)	5.2 – 6.8	5.4 – 8.0	4.3 – 5.2
Volatility	41.5% – 54.3%	43.3% – 61.4%	41.9% – 45.5%
Risk-free interest rate	3.5% – 4.7%	4.7% – 5.0%	3.7% – 4.4%

SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact of adopting SFAS No. 123(R), attributed to accruing for expected forfeitures on outstanding share-based awards, totaled $108,000, which was reduced by income tax expense of $44,000 and is reported as cumulative effect of a change in accounting principle in the accompanying Consolidated Income Statement for the year ended December 31, 2006.

The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $7.03 per share, $6.92 per share and $4.81 per share, respectively. The total fair value of options vesting during the years ended December 31, 2007, 2006 and 2005 was $3.3 million, $3.6 million and $3.8 million, respectively.

We have recorded share-based compensation expense of $4.9 million for the year ended December 31, 2007, which consists of $6.2 million for employee share-based compensation expense and a $1.3 million decrease in the fair value of liability-classified share-based compensation. We recorded share-based compensation expense of $6.4 million for the year ended December 31, 2006, which consists of $4.8 million for employee share-based compensation expense and $1.6 million for liability-classified share-based compensation. Share-based compensation expense is classified as selling, general and administrative expense in our consolidated income statement. Unrecognized share-based compensation expense was $4.2 million relating to 475,000 restricted stock awards and $14.0 million relating to 2.6 million unvested stock options as of December 31, 2007. We expect to recognize share-based compensation expense over a weighted average period of 3.1 years for stock options and 2.7 years for restricted stock awards.

                                                                                                           121                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of our Stock Option Plan activity for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	6,437	$6.81

Granted	983	$9.47
Exercised	(659)	$6.06
Forfeited	(218)	$7.22
Outstanding at December 31, 2005	6,543	$7.27

Granted	1,003	$12.11
Exercised	(1,606)	$6.74
Forfeited	(73)	$8.83
Outstanding at December 31, 2006	5,867	$8.22

Options granted	983	$12.85
Restricted stock awards granted	499	$13.04
Exercised	(477)	$6.93
Restricted stock awards vested	(23)	$13.34
Forfeited	(98)	$9.69
Outstanding at December 31, 2007	6,751	$9.37

Available for grant at December 31, 2007	1,584

The following is a summary of activity for stock options granted not pursuant to the Stock Option Plan for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2005 and December 31, 2005	250	$6.50
Exercised during 2006	(100)	$6.50
Outstanding at December 31, 2006 and 2007	150	$6.50

Available for grant at December 31, 2007	---

                                                                                                           122                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of all outstanding stock options at December 31, 2007:

Options Outstanding
		Weighted Average
		Remaining		Aggregate
Range of	Shares	Contractual Life	Weighted Average	Intrinsic Value
Exercise Prices	(thousands)	(years)	Exercise Price	(thousands)
$3.11-$6.00	726	3.57	$5.50	$2,359
$6.01-$6.35	42	3.05	$6.13	$108
$6.36-$6.50	780	2.78	$6.50	$1,754
$6.51-$7.12	118	2.83	$7.08	$197
$7.13-$7.25	1,050	4.10	$7.25	$1,575
$7.26-$9.00	679	5.19	$8.37	$294
$9.01-$10.14	813	7.37	$9.83	$---
$10.15-$11.50	651	7.95	$11.28	$---
$11.51-$12.92	194	9.39	$11.74	$---
$12.93-$15.54	1,222	9.15	$13.07	$---
$3.11-$15.54	6,275	5.93	$9.09	$6,287

Options Vested
		Weighted Average
		Remaining		Aggregate
Range of	Shares	Contractual Life	Weighted Average	Intrinsic Value
Exercise Prices	(thousands)	(years)	Exercise Price	(thousands)
$3.11-$6.00	698	3.50	$5.48	$2,281
$6.01-$6.35	42	3.04	$6.13	$107
$6.36-$6.50	731	2.61	$6.50	$1,644
$6.51-$7.12	118	2.83	$7.08	$197
$7.13-$7.25	967	4.10	$7.25	$1,450
$7.26-$9.00	563	4.93	$8.33	$262
$9.01-$10.14	351	7.11	$9.79	$---
$10.15-$11.50	130	6.98	$10.99	$---
$11.51-$12.92	12	8.57	$11.96	$---
$12.93-$15.54	94	8.49	$13.26	$---
$3.11-$15.54	3,706	4.28	$7.46	$5,941

The total intrinsic value, determined as of the date of exercise, of options exercised in the years ended December 31, 2007, 2006 and 2005 were $3.5 million, $9.8 million and $2.7 million, respectively. We received $3.3 million, $11.5 million and $4.0 million in cash from stock option exercises in the years ended December 31, 2007, 2006 and 2005, respectively. We used cash of $0, $5.8 million, and $0 to settle stock option agreements in the years ended December 31, 2007, 2006 and 2005, respectively. We discontinued offering a cash-settlement exercise option to employees on October 23, 2006 and do not intend to cash-settle option exercises in the future.

Employee Stock Purchase Plan

In December 1986, we adopted an Employee Stock Purchase Plan (the “401(k) Plan”) qualified under Section 401 of the Internal Revenue Code of 1986. The 401(k) Plan provides for acquisition of GCI’s Class A and Class B common stock at market value. The 401(k) Plan permits each employee who has completed one year of service to elect to participate in the 401(k) Plan. Through December 31, 2007,

                                                                                                           123                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

eligible employees could elect to reduce their compensation by up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $15,000. Beginning January 1, 2008, eligible employees can elect to reduce their compensation by up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $15,500. Eligible employees may contribute up to 10 percent of their compensation with after-tax dollars, or they may elect a combination of salary reductions and after-tax contributions.

Eligible employees were allowed to make catch-up contributions of no more than $5,000 during the year ended December 31, 2007 and will be able to make such contributions limited to $5,000 during the year ended December 31, 2008. We do not match employee catch-up contributions.

We may match up to 100% of employee salary reductions and after tax contributions in any amount, decided by our Board of Directors each year, but not more than 10 percent of any one employee’s compensation will be matched in any year. Matching contributions vest over the initial six years of employment. For the year ended December 31, 2007, the combination of salary reductions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee’s compensation or $45,000 (determined after salary reduction). For the year ended December 31, 2006, the combination of salary reductions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee’s compensation or $44,000 (determined after salary reduction). For the year ended December 31, 2005 the combination of salary reductions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee’s compensation or $42,000 (determined after salary reduction) for any year.

Employee contributions may be invested in GCI Class A and Class B common stock, AT&T common stock, Comcast Corporation common stock, or various mutual funds.

In 2005 and 2006 employee contributions received up to 100% matching, as determined by our Board of Directors each year, in GCI common stock. As of January 1, 2007, employee contributions receive up to 100% matching and employees self-direct their matching investment. Our matching contributions allocated to participant accounts totaled $5.5 million, $4.6 million, and $5.2 million for the years ended December 31, 2007, 2006, and 2005, respectively. The 401(k) Plan may, at its discretion, purchase shares of GCI common stock from GCI at market value or may purchase GCI’s common stock on the open market. We funded all of our employer-matching contributions through market purchases during the years ended December 31, 2007, 2006 and 2005.

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

Managed Broadband - We offer data services to rural school districts and hospitals and health clinics through our SchoolAccess® and ConnectMD® initiatives.

Corporate related expenses including engineering, operations and maintenance of our core network, information technology, accounting, legal and regulatory, human resources, and other selling, general

                                                                                                           124                                              (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

and administrative (“SG&A”) expenses are allocated to our segments using the segment margin for the previous year. Bad debt expense is allocated to our segments using a combination of specific identification and allocations based upon segment revenue in the same year. Restructuring charge and loss on termination of capital lease for the year ended December 31, 2005 was allocated using the percentage of each segment's margin for the year ended December 31, 2004 to total margin for the same period.

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

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the years ended December 31, 2007, 2006 and 2005 follows (amounts in thousands):

		Consumer	Network Access	Commer-cial	Managed Broadband	Total Reportable Segments
2007
Revenues:
Intersegment	$	---	2,978	5,471	---	8,449
External		223,502	163,377	104,640	28,792	520,311
Total revenues		223,502	166,355	110,111	28,792	528,760
Cost of Goods Sold:
Intersegment		2,067	1,303	2,487	---	5,857
External		81,877	40,593	50,559	6,028	179,057
Total Cost of Goods Sold		83,944	41,896	53,046	6,028	184,914
Contribution:
Intersegment		(2,067)	1,675	2,984	---	2,592
External		141,625	122,784	54,081	22,764	341,254
Total contribution		139,558	124,459	57,065	22,764	343,846
Less SG&A		95,808	44,182	38,655	13,849	192,494
Plus share-based compensation		1,720	1,744	1,071	409	4,944
Plus other income		14	15	7	---	36
Earnings from external operations before depreciation, amortization, net interest expense, income taxes and share-based compensation expense		$47,551	80,361	16,504	9,324	153,740

2006
Revenues:
Intersegment	$	---	---	5,335	---	5,335
External		178,951	166,471	105,929	26,131	477,482

                                                                                                           125                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Total revenues	178,951	166,471	111,264	26,131	482,817
Cost of Goods Sold:
Intersegment	---	636	2,353	---	2,989
External	66,889	37,280	47,869	4,367	156,405
Total Cost of Goods Sold	66,889	37,916	50,222	4,367	159,394
Contribution:
Intersegment	---	(636)	2,982	---	2,346
External	112,062	129,191	58,060	21,764	321,077
Total contribution	112,062	128,555	61,042	21,764	323,423
Less SG&A	80,750	40,268	38,169	12,465	171,652
Plus other income	---	---	---	463	463
Plus share-based compensation	2,081	2,478	1,337	469	6,365
Earnings from external operations before depreciation, amortization, net interest expense, income taxes and share-based compensation expense	$33,393	91,401	21,228	10,231	156,253

2005
Revenues:
Intersegment	$59	6,764	24,655	568	32,046
External	162,928	148,333	105,663	26,102	443,026
Total revenues	162,987	155,097	130,318	26,670	475,072
Cost of Goods Sold:
Intersegment	5,988	7,643	10,901	3,360	27,892
External	60,762	25,541	43,916	4,642	134,861
Total Cost of Goods Sold	66,750	33,184	54,817	8,002	162,753
Contribution:
Intersegment	(5,929)	(879)	13,754	(2,792)	4,154
External	102,166	122,792	61,747	21,460	308,165
Total contribution	96,237	121,913	75,501	18,668	312,319
Less SG&A	73,286	33,943	32,376	15,937	155,542
Less Restructuring charge	660	737	417	153	1,967
Less loss on termination of capital lease	921	1,089	562	225	2,797
Plus share-based compensation	180	212	110	44	546
Earnings from external operations before depreciation, amortization, net interest expense, income taxes and share-based compensation expense	$27,479	87,235	28,502	5,189	148,405

                                                                                                           126                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

Years ended December 31,	2007	2006	2005
Reportable segment revenues	$528,760	482,817	475,072
Less intersegment revenues eliminated in consolidation	8,449	5,335	32,046
Consolidated revenues	$520,311	477,482	443,026

A reconciliation of reportable segment earnings from external operations before depreciation and amortization expense, net interest expense, income taxes and share-based compensation expense to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

Years ended December 31,	2007	2006	2005
Reportable segment earnings from operations before depreciation and amortization expense, net interest expense, income taxes and share-based compensation expense	$153,740	156,253	148,405
Less depreciation and amortization expense	86,327	82,099	74,126
Less share-based compensation expense	4,944	6,365	546
Plus loss on termination of capital lease	---	---	2,797
Less other income	36	463	---
Consolidated operating income	62,433	67,326	76,530
Less other expense, net	36,968	33,073	39,695
Consolidated income before income taxes and cumulative effect of a change in accounting principle	$25,465	34,253	36,835

Assets at December 31, 2007, 2006 and 2005 and capital expenditures for the years ended December 31, 2007, 2006 and 2005 are not allocated to reportable segments as our Chief Operating Decision Maker does not review a balance sheet or capital expenditures by segment to make decisions about resource allocations or to evaluate segment performance.

We earn revenues included in the Network Access segment from Verizon (formerly MCI), a major customer. We earned revenues from Verizon, net of discounts, of $71.6 million, $93.4 million and $85.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. As a percentage of total revenues, Verizon revenues totaled 13.8%, 19.6% and 19.3% for the years ended December 31, 2007, 2006 and 2005, respectively.

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

                                                                                                           127                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. We have accounted for our use of the MCI credit as a gain contingency, and, accordingly, recognized a reduction of bad debt expense as services were provided by MCI and the credit was realized. During the years ended December 31, 2007, 2006 and 2005 we realized $0, $370,000, $3.3 million, respectively, of the MCI credit against amounts payable for services received from MCI.

The MCI credit was completely used at December 31, 2006. The credit balance was not recorded on the Consolidated Balance Sheet as we recognized recovery of bad debt expense as the credit was realized.

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

Charges incurred in relation to the reorganization plan were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The total costs incurred under the plan were $2.2 million which were recognized primarily during the year ended December 31, 2005 in accordance with SFAS No. 146.

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

                                                                                                           128                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Following is a reconciliation of our beginning and ending liability related to the reorganization plan at December 31, 2007, 2006 and 2005 (amounts in thousands):

Balance at December 31, 2004	$	---
Restructuring charge incurred		1,967
Cash paid		(1,554)
Non-cash charges		(282)
Balance at December 31, 2005		131
Restructuring charge incurred		249
Cash paid		(345)
Non-cash charges		(19)
Balance at December 31, 2006		16
Cash paid		(2)
Adjustment to accrual		(14)
Balance at December 31, 2007	$	---

(13)	Financial Instruments

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2007 and 2006 the fair values of cash and cash equivalents, restricted cash, net receivables, current portion of notes receivable from related parties, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and estimated fair values of our financial instruments at December 31, 2007 and 2006 follow (amounts in thousands):

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$541,249	512,853	492,319	492,527
Other liabilities	11,596	11,380	11,915	11,808

The following methods and assumptions were used to estimate fair values:

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

Other Liabilities: Deferred compensation liabilities have no defined maturity dates therefore the fair value is the amount payable on demand as of the balance sheet date. Asset retirement obligations are recorded at their fair value and, over time, the liability is accreted to its present value each period. Lease escalation liabilities are valued at the discounted amount of future cash flows using the Senior Credit Facility interest rate at December 31, 2007. Our non-employee share-based compensation awards are reported at their fair value at each reporting period.

                                                                                                           129                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Related Party Transactions

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

In January 2001 we entered into an aircraft operating lease agreement with a company owned by our President and CEO. The lease was amended effective January 1, 2002 and February 25, 2005. The lease term is month-to-month and may be terminated at any time upon one hundred and twenty days written notice. The monthly lease rate is $75,000. Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share, of which 150,000 shares remain and are exercisable at December 31, 2007. We paid a deposit of $1.5 million in connection with the lease. The deposit will be repaid to us upon the earlier of six months after the agreement terminates, or nine months after the date of a termination notice. The lessor may sell to us the stock arising from the exercise of the stock option or surrender the intrinsic value of the right to purchase all or a portion of the stock option to repay the deposit, if allowed by our debt instruments in effect at such time.

(15)	Commitments and Contingencies

Leases

Operating Leases as Lessee. We lease business offices, have entered into site lease agreements and use satellite transponder and fiber capacity and certain equipment pursuant to operating lease arrangements. Rental costs, including immaterial amounts of contingent rent expense, under such arrangements amounted to $34.6 million, $32.8 million and $32.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Capital Leases

In August 2005 we used proceeds from our Senior Credit Facility to pay off our satellite transponder capacity capital lease. Outstanding principal of $35.8 million was repaid and we incurred a $2.8 million charge due to the early termination of the capital lease which is classified as Loss on Early Extinguishment of Capital Lease during the year ended December 31, 2005 on our Consolidated Income Statement.

We entered into a long-term capital lease agreement in 1991 with the wife of our President and CEO for property occupied by us as further described in note 14.

On March 31, 2006, through our subsidiary GCI Communication Corp. we entered into an agreement to lease transponder capacity on Intelsat, Ltd.’s (“Intelsat”) Galaxy 18 spacecraft that is expected to be launched May 3, 2008. We will also lease capacity on the Horizons 1 satellite, which is owned jointly by Intelsat and JSAT International, Inc. The leased capacity is expected to replace our existing transponder capacity on Intelsat’s Galaxy XR satellite when it reaches its end of life which is estimated to be May 18, 2008.

We will lease C-band and Ku-Band transponders over an expected term of 14 years once the satellite is placed into commercial operation in its assigned orbital location, and the transponders meet specific performance specifications and are made available for our use. The present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, is expected to total $98.6 million. We will record the capital lease obligation and the addition to our Property and Equipment when the satellite is made available for our use which is expected to occur on May 18, 2008.

                                                                                                           130                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of estimated future minimum lease payments for this lease assuming a May 3, 2008 launch date follows (amounts in thousands):

Years ending December 31:
2008	$6,510
2009	11,160
2010	11,160
2011	11,160
2012	11,160
2013 and thereafter	105,090
Total minimum lease payments	$156,240

A summary of future minimum lease payments for all leases except the Galaxy 18 capital lease described above follows (amounts in thousands):

Years ending December 31:	Operating	Capital
2008	$10,979	471
2009	8,412	530
2010	7,123	540
2011	6,156	485
2012	4,444	347
2013 and thereafter	18,315	4,586
Total minimum lease payments	$55,429	6,959
Less amount representing interest		4,108
Less current maturity of obligations under capital leases		92
Long-term obligations under capital leases, excluding current maturity		$2,759

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

Telecommunication Services Agreement and Capacity Leases

A summary of minimum future service revenues primarily including the lease of capacity on one of our fiber optic cable systems and the provision of certain other services follows (amounts in thousands):

Years ending December 31,
2008	$14,573
2009	9,114
2010	5,574
2011	3,720
2012	3,720
2013 and thereafter	45,260
Total minimum future service revenues	$81,961

The cost of assets that are leased to customers is $22.9 million as of December 31, 2007 and 2006. The carrying value of assets leased to customers is $13.1 million and $12.1 million as of December 31, 2007 and 2006, respectively.

                                                                                                           131                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Letters of Credit

We have letters of credit totaling $4.2 million outstanding under our Senior Credit Facility as follows:

•	$3.4 million to secure payment of certain access charges associated with our provision of telecommunications services within the State of Alaska,
•	$653,000 to meet obligations associated with our insurance arrangements, and
•	$100,000 to secure right of way access.

Alaska Airlines Miles Agreement

We have an agreement with Alaska Airlines to offer our consumer and commercial customers who make qualifying purchases from us the opportunity to accrue mileage awards in the Alaska Airlines Mileage Plan. The agreement as amended requires the purchase of Alaska Airlines miles during the year ended December 31, 2007 and in future years. The agreement has a remaining commitment at December 31, 2007 totaling $3.8 million.

Wireless Service Equipment Obligation

We have entered into an agreement to purchase hardware and software capable of providing wireless service to small markets in rural Alaska as a reliable substitute for standard wire line service. The agreement has a total commitment of $20.6 million. We paid a $3.5 million down payment in 2007 and expect to pay $4.3 million, $9 million, and $3.8 million during the years ended December 31, 2008, 2009, and 2010, respectively.

Submarine Cable Obligation

In September 2007 we entered into several agreements to purchase the submarine cable, amplifiers and line terminal equipment for our Southeast Alaska submarine fiber optics project. In addition to providing the equipment for the new submarine line, the contracts include additional equipment to upgrade the Alaska United West submarine cable system and also include an option to increase capacity on the Alaska United East submarine cable system. The agreements have a total commitment of $25.3 million. We paid a $2.5 million down payment in 2007 and expect to pay the remaining $22.8 million in 2008.

IRU Purchase Commitment

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

Deferred Compensation Plan

During 1995, we adopted a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. We may contribute matching deferrals at a rate selected by us. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of us with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled $0, $3,000 and $37,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Performance Based Incentive Compensation Plan

During 2003 we adopted and in 2005 we amended a non-qualified, performance based incentive compensation plan. The amended incentive compensation plan provides additional compensation to

                                                                                                           132                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

certain officers and key employees based upon the Company’s achievement of specified financial performance goals. The Compensation Committee of the Board of Directors establishes goals on which executive officers are compensated, and management establishes the goals for other covered employees. The amended incentive compensation plan goals were met as of December 31, 2005. All awards were paid during the year ended December 31, 2006, except 12,500 shares of GCI Class A common stock valued and issued in 2007. Under this plan we recognized no expenses during the years ended December 31, 2007 and 2006 and $1.2 million during the year ended December 31, 2005.

Guaranteed Service Levels

Certain customers have guaranteed levels of service with varying terms. In the event we are unable to provide the minimum service levels we may incur penalties or issue credits to customers.

Self-Insurance

We are self-insured for losses and liabilities related primarily to health and welfare claims up to $150,000 per incident and $2.0 million per lifetime per beneficiary above which third party insurance applies. A reserve of $1.4 million and $1.1 million was recorded at December 31, 2007 and 2006, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for settling claims. We are self-insured for losses and liabilities related to workers’ compensation claims up to $500,000 above which third party insurance applies. A reserve of $330,000 and $487,000 was recorded at December 31, 2007 and 2006, respectively, to cover estimated reported losses and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserves. While we use what we believe is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

We are self-insured for damage or loss to certain of our transmission facilities, including our buried, under sea, and above-ground transmission lines. If we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.

CDMA Network Build-out Agreement

During 2007 Alaska DigiTel and GCI signed an agreement with Sprint Nextel to build-out Alaska DigiTel's CDMA network to provide expanded roaming area coverage. If we fail to meet the schedule of this build-out, Sprint Nextel has the right to terminate the agreement and we may be required to pay up to $16.0 million as liquidated damages. We expect to meet the deadlines imposed by the build-out schedule. To complete the CDMA network build-out, we signed an agreement to purchase CDMA network equipment for $12.5 million which is expected to be paid in 2008.

Access to ACS Unbundled Network Elements

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

Universal Service

The Universal Service Fund ("USF") pays subsidies to Eligible Telecommunications Carriers ("ETC") to support the provision of local access service in high-cost areas. Under FCC regulations, we have qualified as a competitive ETC in the Anchorage, Fairbanks, Juneau, Matanuska-Susitna Valley, Ketchikan, and Glacier State service areas. Without ETC status, we would not qualify for USF subsidies in these areas or other rural areas where we propose to offer local access services, and our revenue for providing local access services in these areas would be materially adversely affected.

                                                                                                           133                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Federal State Joint Board on Universal Service (“Joint Board”) has recommended the imposition of a state-by-state interim cap on high cost funds to be distributed to ETCs. If the Joint Board recommendation is adopted by the FCC, this cap will reduce the high cost fund amounts available to competitive ETCs, such as us, as new competitive ETCs are designated and as existing competitive ETCs acquire new customers. In addition, the Joint Board has recommended for FCC consideration long-term options for reforming USF support, including establishing separate funds for mobility and broadband support. Separately, the FCC has issued two reform proposals for changing the basis for support amounts. We cannot predict at this time the outcome of the FCC proceedings to consider USF reform proposals or their respective impacts on us. Both these and any future regulatory, legislative, or judicial actions could affect the operation of the USF and result in a change in our revenue for providing local access services in new and existing markets and facilities-based wireless services in new markets.

Cable Service Rate Reregulation

Federal law permits regulation of basic cable programming services rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system’s subscribers request such regulation by filing a petition with the RCA. At December 31, 2007, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. The Juneau system serves 7% of our total basic service subscribers at December 31, 2007.

UUI and Unicom Acquisition

In October 2007 we signed an agreement to purchase the stock of the United Utilities, Inc. (“UUI”) and Unicom Telecommunications (“Unicom”) subsidiaries of United Companies, Inc. (“UCI”) for $40.0 million expected to be paid upon closing. Additionally we may assume approximately $37.0 million in net debt as part of the acquisition. We will fund the transaction from cash on hand, by drawing down additional debt, or a combination of the two. UUI together with its subsidiary, United-KUC, provides local telephone service to 60 rural Alaska communities across Alaska. Unicom operates DeltaNet, a long-haul broadband microwave network ringing the Yukon-Kuskokwim Delta – a region of approximately 30,000 square miles in western Alaska. By the summer of 2008, DeltaNet, which is still under construction but has already commenced operations where completed microwave towers have been placed into service, will link more than 40 villages to Bethel, the region’s hub. This transaction is subject to customary closing conditions, including regulatory approval. We have filed applications with the RCA and FCC seeking the requisite regulatory consent for the transaction. The FCC comment cycle is completed, and the parties are awaiting FCC action. GCI is currently filing replies to comments and the statutory date for a final RCA decision is May 16, 2008. The transaction will close upon regulatory approval which is expected in the second or third quarter of 2008.

Alaska Wireless Acquisition

In August 2007 we signed a memorandum of understanding to acquire all of the interests in Alaska Wireless, LLC (“Alaska Wireless”) for $13.0 million to $14.0 million, expected to be paid upon closing. In addition to the initial acquisition payment we have agreed to a contingent payment of approximately $3.0 million in 2010 if certain financial conditions are met. We will fund the transaction from cash on hand, by drawing down additional debt, or a combination of the two. Alaska Wireless is a GSM cellular provider serving approximately 4,000 subscribers in the Dutch Harbor, Alaska area. In addition to the acquisition, we will enter into a management agreement with the existing owners of Alaska Wireless. The business will continue to operate under the Alaska Wireless name and the current management team will continue to manage the day-to-day operations. This transaction is subject to customary closing conditions, including regulatory approval. We filed the application with the FCC seeking the requisite regulatory consent to the transaction on January 18, 2008. This transaction will close upon regulatory approval which is expected in the second or third quarter of 2008.

Dobson Resale Agreement

AT&T acquired Dobson, including its Alaska properties, on November 15, 2007. In December 2007 we signed an agreement with AT&T that provides for an orderly four-year transition of our wireless

                                                                                                           134                                              (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

customers from the Dobson/AT&T network in Alaska to our wireless facilities to be built in 2008 and 2009. The agreement allows our current and future customers to use the AT&T wireless network for local access and roaming during the transition period. The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the Dobson/AT&T network in Alaska with our own wireless facilities. Under the agreement AT&T’s obligation to purchase network services from us will terminate as of July 1, 2008. AT&T will provide us with a large block of wireless network usage at no charge to facilitate the transition of our customers. We will pay for usage in excess of that base transitional amount. This grant of service will reduce the Cost of Goods Sold during the four-year period ended June 30, 2012, that we would have otherwise recognized in accordance with the new agreement, however we are unable to estimate the impact this agreement will have on our Cost of Goods Sold.

Acquisition of Remaining Alaska DigiTel Interest

In December 2007, we signed a definitive agreement to acquire the remaining minority interest in Alaska DigiTel for a total consideration of approximately $10.0 million. On January 22, 2008, the FCC initiated its proceedings to review the application seeking requisite regulatory approval of the proposed change in control. Following FCC approval of the change in control expected by the third quarter of 2008, we will own 100% of Alaska DigiTel.

IRU Purchase Commitment

On July 31, 2006, we entered into an agreement to purchase an IRU in the Kodiak-Kenai Cable Company, LLC’s marine-based fiber optic cable system linking Anchorage to Kenai, Homer, Kodiak and Seward, Alaska. The new system was placed into service in December 2006. We accepted the first installment of our IRU capacity in December 2006. We have committed to purchase a minimum of $5.0 million to $5.5 million in additional IRU capacity in two installments through 2011.

Litigation and Disputes

We are routinely involved in various lawsuits, billing disputes, legal proceedings and regulatory matters that have arisen in the normal course of business and are not expected to have a material affect on our statement of financial position or income statement.

(16)	Fluctuations in Fourth Quarter Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 (amounts in thousands, except per share amounts):

	First Quarter[1]	Second Quarter[1]	Third Quarter[1]	Fourth Quarter[1]	Total Year
2007
Revenues, as originally reported	$124,579	129,592	133,864	132,276	520,311
Immaterial error corrections	452	298	226	(976)	---
Revenues, as adjusted	$125,031	129,890	134,090	131,300	520,311

Operating income, as originally reported	$11,488	18,126	14,193	18,626	62,433
Immaterial error corrections	532	1,050	150	(1,732)	---
Operating income, as adjusted	$12,020	19,176	14,343	16,894	62,433

Net income, as originally reported	$1,530	5,015	2,213	4,746	13,504
Immaterial error corrections	282	556	80	(918)	---
Net income, as adjusted	$1,812	5,571	2,293	3,828	13,504

                                                                                                           135                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Net income available to common shareholders, as originally reported	$1,530	5,015	2,213	4,746	13,504
Immaterial error corrections	282	556	80	(918)	---
Net income available to common shareholders, as adjusted	$1,812	5,571	2,293	3,828	13,504

Basic net income available to common shareholders per common share, as originally reported[2]	$0.03	0.09	0.04	0.09	0.26
Immaterial error corrections	---	0.01	---	(0.02)	(0.01)
Basic net income available to common shareholders per common share, as adjusted[2]	$0.03	0.10	0.04	0.07	0.26

Diluted net income available to common shareholders per common share, as originally reported[2]	$0.02	0.09	0.04	0.08	0.22
Immaterial error corrections	0.01	0.01	---	(0.02)	---
Diluted net income available to common shareholders per common share, as adjusted[2]	$0.03	0.10	0.04	0.06	0.22

[1] Includes the correction of immaterial errors caused by (1) the fourth quarter correction of our unified billing system interface to our general ledger that resulted in incorrect amounts being recorded in revenue and accounts receivable, (2) the fourth quarter correction of incorrectly calculated share-based compensation expense related to options and awards, (3) the fourth quarter correction of revenue that had not been correctly recorded throughout the year, and (4) the fourth quarter correction of depreciation expense due to an adjustment of the Alaska DigiTel purchase price allocation.

[2] Due to rounding, the sum of quarterly net income available to common shareholders per common share amounts does not agree to total year net income available to common shareholders per common share.

                                                                                                           136                                               (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2006
Total revenues	$112,822	118,220	125,081	121,359	477,482
Operating income	$15,221	18,698	19,777	13,630	67,326
Income before cumulative effect of a change in accounting principle	$3,250	5,656	6,482	3,068	18,456
Net income	$3,314	5,656	6,482	3,068	18,520
Net income available to common shareholders	$3,314	5,656	6,482	3,068	18,520

Basic net income available to common shareholders per common share:
Income available to common shareholders before cumulative effect of a change in accounting principle per common share	$0.06	0.10	0.12	0.06	0.34
Net income available to common shareholders per common share	$0.06	0.10	0.12	0.06	0.34

Diluted net income available to common shareholders per common share:
Income available to common shareholders before cumulative effect of a change in accounting principle per common share	$0.06	0.09	0.12	0.06	0.33
Net income available to common shareholders per common share	$0.06	0.09	0.12	0.06	0.33

No significant, unusual or infrequently occurring items were recognized in the fourth quarter of 2007 or 2006.

Item 15(b). Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company dated August 20, 2007 *
3.1.1	Articles of Amendment to the Restated Articles of Incorporation of the Company dated July 24, 2007 *
3.2	Amended and Restated Bylaws of the Company dated August 20, 2007 (35)
4.1	Certified copy of the General Communication, Inc. Amendment No. 1, dated as of June 25, 2007, to the Amended and Restated 1986 Stock Option Plan (33)
10.3	Westin Building Lease (3)
10.4	Duncan and Hughes Deferred Bonus Agreements (4)
10.5	Compensation Agreement between General Communication, Inc. and William C. Behnke dated January 1, 1997 (13)
10.6	Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska (2)
10.13	MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (5)
10.14	Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (5)
10.15	Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.16	Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.17	Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.20	The GCI Special Non-Qualified Deferred Compensation Plan (7)
10.21	Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI Communication Corp. (7)
10.25	Licenses: (3)
10.25.1	214 Authorization
10.25.2	International Resale Authorization
10.25.3	Digital Electronic Message Service Authorization
10.25.11	Certificate of Convenience and Public Necessity – Telecommunications Service (Local Exchange) dated July 7, 2000 (29)
10.26	ATU Interconnection Agreement between GCI Communication Corp. and Municipality of Anchorage, executed January 15, 1997 (12)
10.29	Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (8)
10.30	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and Alaska Cablevision, Inc. (8)
10.31	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and McCaw/Rock Homer Cable System, J.V. (8)
10.32	Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and McCaw/Rock Seward Cable System, J.V. (8)
10.33	Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among General Communication, Inc., and the Prime Sellers Agent (9)
10.34	First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (9)
10.36	Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order U-96-89(5) dated January 14, 1997 (12)
10.37	Amendment to the MCI Carrier Agreement executed April 20, 1994 (12)
10.38	Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (11)

10.39	MCI Carrier Addendum—MCI 800 DAL Service effective February 1, 1994 (11)
10.40	Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (11)
10.41	Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (11)
10.42	Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (12)
10.43	Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (11)
10.44	Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (14)
10.45	First Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated April 1, 1996 (14)
10.46	Service Mark License Agreement between MCI Communications Corporation and General Communication, Inc. dated April 13, 1994 (13)
10.47	Radio Station Authorization (Personal Communications Service License), Issue Date June 23, 1995 (13)
10.50	Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc. and GCI Network Systems dated April 1, 1992 (14)
10.51	Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August 1, 1996 (14)
10.52	Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc. (2)
10.54	Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings dated September 23, 1996 (13)
10.55	Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (13)
10.58	Employment and Deferred Compensation Agreement between General Communication, Inc. and John M. Lowber dated July 1992 (13)
10.59	Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated August 15, 1994 (13)
10.60	Transponder Lease Agreement between General Communication Incorporated and Hughes Communications Satellite Services, Inc., executed August 8, 1989 (6)
10.61	Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and Hughes Communications Galaxy, Inc. dated August 24, 1995 (13)
10.62	Order Approving Application, Subject to Conditions; Requiring Filing; and Approving Proposed Tariff on an Inception Basis, dated February 4, 1997 (13)
10.66	Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp. dated as of July 11, 1997. (15)
10.67	Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System Partnership Contract Variation No. 1 dated as of December 1, 1997. (15)
10.71	Third Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated February 27, 1998 (16)
10.80	Fourth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom. (17)
10.89

Fifth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc., formerly known as MCI Telecommunications Corporation dated August 7, 2000 # (18)

10.90

Sixth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc., formerly known as MCI Telecommunications Corporation dated February 14, 2001 # (18)

10.91

Seventh Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc., formerly known as MCI Telecommunications Corporation dated March 8, 2001 # (18)

10.100	Contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated March 12, 2002 # (21)
10.102	First Amendment to Lease Agreement dated as of September 2002 between RDB Company and GCI Communication Corp. as successor in interest to General Communication, Inc. (22)
10.103

Agreement and plan of merger of GCI American Cablesystems, Inc. a Delaware corporation and GCI Cablesystems of Alaska, Inc. an Alaska corporation each with and into GCI Cable, Inc. an Alaska corporation, adopted as of December 10, 2002 (22)

10.104	Articles of merger between GCI Cablesystems of Alaska, Inc. and GCI Cable, Inc., adopted as of December 10, 2002 (22)
10.105	Aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of January 22, 2001 (22)
10.106	First amendment to aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 8, 2002 (22)
10.108	Bonus Agreement between General Communication, Inc. and Wilson Hughes (23)
10.109	Eighth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc. # (23)
10.110	Settlement and Release Agreement between General Communication, Inc. and WorldCom, Inc. (23)
10.112	Waiver letter agreement dated as of February 13, 2004 for Credit, Guaranty, Security and Pledge Agreement (24)
10.113	Indenture dated as of February 17, 2004 between GCI, Inc. and The Bank of New York, as trustee (24)
10.114

Registration Rights Agreement dated as of February 17, 2004, among GCI, Inc., and Deutsche Bank Securities Inc., Jefferies & Company, Inc., Credit Lyonnais Securities (USA), Inc., Blaylock & Partners, L.P., Ferris, Baker Watts, Incorporated, and TD Securities (USA), Inc., as Initial Purchasers (24)

10.121

First amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated July 24, 2002 # (26)

10.122

Second amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated December 31, 2003 (26)

10.123

Third amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated February 19, 2004 # (26)

10.124

Fourth amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated June 30, 2004 # (26)

10.126	Audit Committee Charter (as revised by the board of directors of General Communication, Inc. effective as of February 3, 2005) (27)
10.127	Nominating and Corporate Governance Committee Charter (as revised by the board of directors of General Communication, Inc. effective as of February 3, 2005) (27)
10.128

Fifth amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated January 22, 2005 # (27)

10.129	Ninth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc. # (28)

10.130

Amended and Restated Credit Agreement among GCI Holdings, Inc. and Calyon New York Branch as Administrative Agent, Sole Lead Arranger, and Co-Bookrunner, The Initial Lenders and Initial Issuing Bank Named Herein as Initial Lenders and Initial Issuing Bank, General Electric Capital Corporation as Syndication Agent, and Union Bank of California, N.A., CoBank, ACB, CIT Lending Services Corporation and Wells Fargo Bank, N.A. as Co-Documentation Agents, dated as of August 31, 2005 (28)

10.131	Amended and Restated 1986 Stock Option Plan of General Communication, Inc. as of June 7, 2005 (28)
10.132	Amendment No. 1 to $150 Million EBITDA Incentive Program dated December 30, 2005 (29)
10.134	Full-time Transponder Capacity Agreement with PanAmSat Corporation dated March 31, 2006 # (30)
10.135

Tenth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formerly known as MCI WorldCom Network Services) # (31)

10.136

Reorganization Agreement among General Communication, Inc., Alaska DigiTel, LLC, The Members of Alaska DigiTel, LLC, AKD Holdings, LLC and The Members of Denali PCS, LLC dated as of June 16, 2006 (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) # (32)

10.137

Second Amended and Restated Operating Agreement of Alaska DigiTel, LLC dated as of January 1, 2007 (We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) # (32)

10.138

Sixth amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated September 20, 2006 (33)

10.139

Seventh amendment to contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated January 17, 2007 # (33)

10.140	General Communication, Inc. Director Compensation Plan dated June 29, 2006 (33)
10.141

Eleventh Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formerly known as MCI WorldCom Network Services) # (35)

10.142

Third Amendment to the Amended and Restated Credit Agreement among GCI Holdings, Inc., GCI Communication Corp., GCI Cable, Inc., GCI Fiber Communication Co., Potter View Development Co., Inc., and Alaska United Fiber System Partnership, GCI, Inc., the banks, financial institutions, and other lenders party hereto and Calyon New York Branch as Administrative Agent, dated as of September 14, 2007 (36)

10.143

Joinder Agreement dated as of September 28, 2007 among BNP Paribas, U.S. Bank National Association, GCI Holdings, Inc., GCI Communication Corp., GCI Cable, Inc., GCI Fiber Communication Co., Potter View Development Co., Inc., and Alaska United Fiber System Partnership, GCI, Inc., and Calyon New York Branch as Administrative Agent (36)

10.144	Strategic Roaming Agreement dated as of October 30, 2007 between Alaska DigitTel, LLC. And WirelessCo L.P. # *

10.145

CDMA Build-out Agreement dated as of October 30, 2007 between Alaska DigitTel, LLC. and WirelessCo L.P. (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) # *

10.146	Long-term de Facto Transfer Spectrum Leasing agreement between Alaska DigitTel, LLC. and SprintCom, Inc. # *
10.147

Twelfth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formerly known as MCI WorldCom Network Services) dated November 19, 2007 (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) # *

10.148

Stock Purchase Agreement dated as of October 12, 2007 among GCI Communication Corp., United Companies, Inc., Sea Lion Corporation and Togiak Natives LTD. (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) *

14	Code Of Business Conduct and Ethics (originally reported as exhibit 10.118) (25)
21.1	Subsidiaries of the Registrant *
23.1	Consent of KPMG LLP (Independent Public Accountant for Company) *
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99	Additional Exhibits:
99.1	The Articles of Incorporation of GCI Communication Corp. (1)
99.2	The Bylaws of GCI Communication Corp. (1)
99.7	The Bylaws of GCI Cable, Inc. (10)
99.8	The Articles of Incorporation of GCI Cable, Inc. (10)
99.15	The Bylaws of GCI Holdings, Inc. (13)
99.16	The Articles of Incorporation of GCI Holdings, Inc. (13)
99.17	The Articles of Incorporation of GCI, Inc. (12)
99.18	The Bylaws of GCI, Inc. (12)
99.27	The Partnership Agreement of Alaska United Fiber System (15)
99.28	The Bylaws of Potter View Development Co., Inc. (19)
99.29	The Articles of Incorporation of Potter View Development Co., Inc. (19)
99.34	The Bylaws of GCI Fiber Communication, Co., Inc. (20)
99.35	The Articles of Incorporation of GCI Fiber Communication, Co., Inc. (20)

________________
#

CONFIDENTIAL PORTION has been omitted pursuant to a request for confidential treatment by us to, and the material has been separately filed with, the Securities and Exchange Commission. Each omitted Confidential Portion is marked by three asterisks.

* Filed herewith.
________________

Exhibit Reference	Description
1	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1990

2	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1991
3	Incorporated by reference to The Company’s Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
4	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1989.
5	Incorporated by reference to The Company’s Current Report on Form 8-K dated June 4, 1993.
6	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
7	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
8	Incorporated by reference to The Company’s Form S-4 Registration Statement dated October 4, 1996.
9	Incorporated by reference to The Company’s Current Report on Form 8-K dated November 13, 1996.
10	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
11	Incorporated by reference to The Company’s Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.
12	Incorporated by reference to The Company’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
13	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
14	Incorporated by reference to The Company’s Amendment No. 2 to Form S-3/A Registration Statement (File No. 333-28001) dated July 21, 1997.
15	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
16	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
17	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
18	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
19	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
20	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
21	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
22	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
23	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
24	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
25	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
26	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
27	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

28	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
29	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006.
30	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
31	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
32	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 19, 2007.
33	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
34	Incorporated by reference to The Company’s Form S-8 filed with the SEC on July 27, 2007.
35	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
36	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President
(Chief Executive Officer)

Date:	March 5, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen M. Brett	Chairman of Board and Director	March 3, 2008
Stephen M. Brett

/s/ Ronald A. Duncan	President and Director	March 5, 2008
Ronald A. Duncan	(Principal Executive Officer)

Jerry A. Edgerton	Director	February 26, 2008
Jerry A. Edgerton

/s/ Scott M. Fisher	Director	March 5, 2008
Scott M. Fisher

/s/ William P. Glasgow	Director	March 5, 2008
William P. Glasgow

Director
Stephen R. Mooney

/s/ James M. Schneider	Director	February 26, 2008
James M. Schneider

/s/ John M. Lowber	Senior Vice President, Chief Financial	March 5, 2008
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	March 5, 2008
Lynda L. Tarbath	Officer (Principal Accounting Officer)