Form 10-K/A
period 2007-12-31
GENERAL COMMUNICATION INC
filed 2008-04-29
CIK 808461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to___

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

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

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

The number of shares outstanding of the registrant’s common stock as of April 9, 2008, was:

Class A common stock — 49,915,000 shares; and,

Class B common stock — 3,255,619 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant through this amendment to its Form 10-K for the year ended December 31, 2007 ("Annual Report") files Part III of that Annual Report relating to Registrants definitive proxy statement for its 2008 annual meeting of shareholders, and makes that filing of such information within 120 days following the end of Registrant's fiscal year ended December 31, 2007.

Explanatory Note

General Communication, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was originally filed on March 7, 2008 (the “Original Filing”).

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

GENERAL COMMUNICATION, INC.

2007 ANNUAL REPORT ON FORM 10-K/A

TABLE OF CONTENTS

Part Ill

Item 10. Directors, Executive Officers and Corporate Governance	5
Item 11. Executive Compensation	13
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	40
Item 13. Certain Relationships and Related Transactions, and Director Independence	45
Item 14. Principal Accountant Fees and Services	51
Item 15(d) Exhibits	54

SIGNATURES	62

This amendment to our Annual Report on Form 10-K/A is for the year ending December 31, 2007. This amendment to our Annual Report along with our Annual Report modifies and supersedes documents filed prior to the Annual Report, as amended. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. However, we have chosen to file Part III of the Annual Report through the Form 10-K/A. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

PART III

FORM 10-K

FOR GENERAL COMMUNICATION, INC.

FOR YEAR-ENDED DECEMBER 31, 2007

Item 10.	Directors, Executive Officers and Corporate Governance.

Identification

As of December 31, 2007, our board consisted of seven director positions, divided into three classes of directors serving staggered three-year terms.

A director on our board is elected at an annual meeting of shareholders and serves until the earlier of his or her resignation or removal, or his or her successor is elected and qualified. Our executive officers generally are appointed at our board's first meeting after each annual meeting of shareholders and serve at the discretion of the board.

The following table sets forth certain information about our directors and executive officers as of December 31, 2007.

Name	Age	Position
Stephen M. Brett[1,2,3,4]	67	Chairman, Director
Ronald A. Duncan[1,3]	55	President, Chief Executive Officer and Director
John M. Lowber[5]	58	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer
G. Wilson Hughes	62	Executive Vice President and General Manager
William C. Behnke	50	Senior Vice President – Strategic Initiatives
Gina R. Borland	44	Vice President, Product Management – Voice and Messaging
Martin E. Cary	43	Vice President – General Manager, Managed Broadband Services
Gregory F. Chapados	50	Senior Vice President – Federal Affairs and Business Development
Richard P. Dowling	64	Senior Vice President – Corporate Development
Paul E. Landes	49	Vice President and General Manager, Consumer Services
Terry J. Nidiffer	57	Vice President, Product Management – Data and Entertainment
Gregory W. Pearce	44	Vice President and General Manager, Commercial Services
Dana L. Tindall	46	Senior Vice President – Legal, Regulatory and Governmental Affairs
Richard D. Westlund	64	Senior Vice President and General Manager, Network Access Services
Jerry A. Edgerton[1,2,4]	65	Director
Scott M. Fisher[1,2,4,5]	41	Director
William P. Glasgow[1,2,3,4,5,6]	49	Director
Stephen R. Mooney[1,2,3,4,6]	48	Director
James M. Schneider[1,2,4,6]	55	Director

[1]

The present classification of our board is as follows: (1) Class I – Mr. Edgerton, whose present term expires at the time of our present annual meeting; (2) Class II – Messrs. Brett, Duncan and Mooney whose present terms expire at the time of our 2009 annual meeting; and (3) Class III – Messrs. Fisher, Glasgow, and Schneider, whose present terms expire at the time of our 2010 annual meeting.

[2]	Member of our Compensation Committee.
[3]	Member of our Executive Committee.
[4]	Member of our Nominating and Corporate Governance Committee.
[5]	Member of our Finance Committee.
[6]	Member of our Audit Committee.

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

Gregory F. Chapados. Mr. Chapados has served as our Senior Vice President – Federal Affairs & Business Development since June 2006. Prior to that Mr. Chapados was the Managing Director of Integrated Strategies Initiatives LLC from August 2004 to May 2006. Integrated Strategies was at the time a boutique investment bank servingmiddle-market companies in defense and other areas of federal contracting. Prior to that Mr. Chapados was the Managing Director of the investment bank, Hoak Breedlove Wesneski & Co. from February 1995 to July 2004.

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

Jerry A. Edgerton. Mr. Edgerton has served as a director on our board since June 2004. Since November 2007, he has served as Chief Executive Officer for Command Information, Inc., a Next Generation Internet Service Company. From April 2007 to October 2007, Mr. Edgerton served as an advisor on matters affecting the telecommunications industry as well as the U.S. government. Prior to that from January 2006 to April 2007, he served as Group President of Verizon Federal. Prior to that, he had since November 1996 served as Senior Vice President – Government Markets for MCI Communications Corporation, an affiliate of MCI (later acquired by Verizon). His present term as a director on our board expires in 2008.

Scott M. Fisher. Mr. Fisher was appointed to our board in December 2005 to fill a vacancy caused by the retirement of his father (Donne F. Fisher) as former Chairman and a board member. He has since 1998 been a partner of Fisher Capital Partners, Ltd., a private equity and real estate investment company located in Denver, Colorado. Prior to that from June 1990 to April 1998, he was Vice President at The Bank of New York and BNY Capital Resources Corporation, an affiliate of The Bank of New York, where he worked in the corporate lending and commercial leasing departments. His present term as director on our board expires in 2010.

William P. Glasgow. Mr. Glasgow has served as a director on our board since 1996. From 2005 to the present, Mr. Glasgow has been Chief Executive Officer of AmericanWay Education. From 1999 to December 2004, he was President/CEO of Security Broadband Corp. From 2000 to the present Mr. Glasgow has been President of Diamond Ventures, L.L.C., a Texas limited liability company and sole general partner of Prime II Management, L.P., and Prime II Investments, L.P., both of which are Delaware limited partnerships. Since 1996, he has been President of Prime II Management, Inc., a Delaware corporation, which was formerly the sole general partner of Prime II Management, L.P. His present term as a director on our board expires in 2010.

Stephen R. Mooney. Mr. Mooney has served as a director on our board since January 1999. Since February 2008, Mr. Mooney has served as Vice President, Business Development for Affiliated Computer Services, Inc., a global IT and business process outsourcing company. From October 2007 to January 2008, he served as a consultant with Allied Capital Corp., a business development company specializing in private finance and investments. From January 2006 to September 2007 he served as Executive Director, Business Development of VerizonBusiness, a unit of Verizon Communication, Inc. Prior to that, he had served as Vice President, Corporate Development and Treasury Services at MCI beginning in 2002. From 1999 to 2002, he was Vice President of WorldCom Ventures Fund, Inc. His present term as a director on our board expires in 2009.

James M. Schneider. Mr. Schneider has served as a director on our board since July 1994. He has been Chairman of Frontier Bancshares, Inc. since January 2007. Prior to that, Mr. Schneider had been Senior Vice President and Chief Financial Officer for Dell, Inc. from March 2000 to December 2006. Prior to that, he was Senior Vice President – Finance for Dell Computer Corporation from September 1998 to March 2000. He presently serves on the board of directors of, and is a member of the audit committee of, GAP, Inc. He also serves on the board of, and is a member of, the audit and management development and compensation committees of, Lockheed Martin Corporation. His present term as a director on our board expires in 2010.

Legal Proceedings

As of December 31, 2007, our board was unaware of any legal proceedings which may have occurred during the past five years in which any of our directors, director nominees, executive officers, affiliates, or owners of record or beneficially of more than 5% of any class of our voting stock, or any associates of any of those persons were parties adverse to us, or had material interests adverse to us.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2007, two of our officers (Messrs. Benhke and Mooney) inadvertently failed to file with the SEC a Form 4 (Change in Beneficial Ownership Report) on a timely basis as required under Section 16(a) of the Exchange Act. That is, Mr. Behnke failed to file Form 4 on a due date of June 27, 2007, and Mr. Mooney failed to file Form 4 on a due date of September 12, 2007. However, in both cases filings were made by September 24, 2007.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics ("Ethics Code"), was adopted by our board in 2003. It applies to all of our officers, directors and employees. The Ethics Code takes as its basis a set of business principles adopted by our board several years ago. It also builds upon the basic requirements for a code of ethics as required by federal securities law and rules adopted by the SEC.

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

ATTN: Secretary (Ethics Code)
General Communication, Inc.
2550 Denali Street, Suite 1000
Anchorage, Alaska 99503

No Change in Nominating Procedures

There were no changes made during 2007 to the procedures by which our shareholders may recommend nominees to our board.

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

Our Audit Committee acts on behalf of our board and generally carries out specific duties including the following, all of which are described in detail in our Audit Committee Charter:

•

Independent Auditor Selection, Qualification– Is directly responsible for appointment, compensation, retention, oversight, qualifications and independence of our independent certified public accountants ("External Auditor").

•	Financial Statements– Assists in our board's oversight of integrity of the Company financial statements.

•	Financial Reports, Internal Control– Is directly responsible for oversight of the audit by the External Auditor of our financial reports and the reports on internal control.

•	Annual Reports– Prepares reports required to be included in our annual proxy statement.

12

•

Complaints– Receives and responds to certain complaints relating to internal accounting controls, and auditing matters, confidential, anonymous submissions by our employees regarding questionable accounting or auditing matters, and certain alleged illegal acts or behavior-related conduct in violation of our Ethics Code. See within item 10 of this report, "Code of Business Conduct and Ethics."

•	External Auditor Disagreements– Resolves disagreements, if any, between our External Auditor and us regarding financial reporting.

•	Non-Audit Services– Reviews and pre-approves any non-audit services offered to us by our External Auditor ("Non-Audit Services").

•	Attorney Reports– Addresses certain attorney reports, if any, relating to violation of securities law or fiduciary duty by one of our officers, directors, employees or agents.

•	Related Party Transactions– Reviews certain related party transactions as described elsewhere in this Proxy Statement. See within item 13 of this report, "Certain Transactions."

•	Other– Carries out other assignments as designated by our board.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Overview

Compensation of our executive officers and directors during 2007 was subject to processes and procedures carried out through our Compensation Committee ("Compensation Program"). This discussion and analysis addresses the material elements of our Compensation Program as applied to our chief executive officer, our chief financial officer, and to each of our three other most highly compensated executive officers other than the chief executive officer and chief financial officer who were serving as executive officers as of December 31, 2007. All five of these officers are identified in the Summary Compensation Table ("Named Executive Officers"). See within this item 11, "Executive Compensation: Summary Compensation Table."

Compensation Committee

Our Compensation Committee is composed of Messrs. Brett, Edgerton, Fisher, Glasgow, Mooney, and Schneider. All six members are considered by our board to be Independent Directors.

Our board had not as of December 31, 2007 adopted a charter for the Compensation Committee. However, consideration and determination of compensation of our executive officers and directors during 2007 was subject to our Compensation Program, the aspects of which are described elsewhere in this section of our report.

Our Compensation Program sets forth the scope of authority of our Compensation Committee and requires the committee to carryout the following:

•	Review, on an annual basis, plans and targets for executive officer and board member compensation, if any —

o

Review is specifically to address expected performance and compensation of, and the criteria on which compensation is based for, the chief executive officer and such other of our executive officers as our board may designate for this purpose.

•	Monitor the effect of ongoing events on and the effectiveness of existing compensation policies, goals, and plans —

o	Events specifically include but are not limited to the status of the premise that all pay systems correlate with our compensation goals and policies.

o	Report from time to time, its findings to our board.

•	Administer our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan") and approve grants of options and awards pursuant to the plan.

•	Monitor compensation-related publicity and public and private sector developments on executive compensation.

•	Familiarize itself with, and monitor the tax, accounting, corporate, and securities law ramifications of, our compensation policies, including but not limited to —

o	Comprehending a senior executive officer's total

compensation package.

o	Comprehending the package's total cost to us and its total value to the recipient.

o

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

Process

Compensation Committee and Compensation Consultant Interaction. Our Compensation Committee reviews annually and recommends to our board for approval the base salary, incentive and other compensation of the chief executive officer. These reviews are performed and recommendations are made in executive session that excludes all members of management. Board action on the recommendations is done by vote of our Independent Directors, as defined elsewhere in this report. See item 13, "– Director Independence."

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

In October 2005, our Compensation Committee selected, retained and commenced a process of working with Towers Perrin, an outside compensation consultant ("Compensation Consultant"). The Compensation Consultant reported directly to our Compensation Committee and assisted the committee in evaluating and analyzing the Compensation Program, its principles and objectives, and in evaluating and analyzing the specific compensation element recommendations presented by our chief executive officer.

Discussions on executive compensation and benefits made by the Compensation Committee have been guided by our Compensation Principles. The elements of compensation as described later in this section are believed by the Compensation Committee to be integral and necessary parts of the Compensation Program.

Our Compensation Committee has concluded the individual segments of each element of executive compensation continues generally to be consistent with one or more of our Compensation Principles and that the amount of compensation provided by the segment is reasonable, primarily based upon a comparison of the compensation amounts and segments we provide when compared to those offered by other similar companies in our industry and in our market.

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

The Compensation Committee expects to perform a similar review of all elements of our Compensation Program during 2008.

Base salary and incentive stock targets were compared to amounts offered by a group of similar companies. The Company relative financial performance was reviewed in order to determine what a reasonable amount of compensation might be in relation to its peer group. The compensation peer group is principally made up of the following:

•	Publicly held companies in industries similar to our Company.

•	Companies with which our Company competes for executive talent.

•	Our Company's direct business competitors.

•	Companies that compete with our Company for investment dollars.

The compensation peer group used in determining the reasonableness of our Compensation Program consisted of nineteen companies as follows:

Alaska Communications Systems Group, Inc.	CT Communications, Inc.
FairPoint Communications, Inc.	Equinix, Inc.
Iowa Telecommunications Services, Inc.	Golden Telecom, Inc.
Mediacom Communications Corp.	North Pittsburgh Systems, Inc.
Northrim BanCorp, Inc.	RCN Corp
Cincinnati Bell, Inc.	SureWest Communications
Commonwealth Telephone Enterprises, Inc.	Talk America Holdings, Inc.
Consolidated Communications Holdings, Inc.	Time Warner Telecom, Inc.
Covad Communications Group	XO Holdings, Inc.
Crown Media Holdings, Inc.

The results of this benchmark analysis were size-adjusted to take into consideration differences between the Company's revenue size and that of the peer group companies. Individual levels of element compensation were generally targeted to be set within a range of between the 50th and 75th percentile, based upon the executive's individual performance in the prior year relative to his or her peers, the executive's future potential, and the scope of the executive's responsibilities and experience. Input from the individual executives in terms of their expectation and requirements were considered as well.

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

Based upon the initial information received from its Compensation Consultant, the Compensation Committee determined that, in general, compensation levels for the Company's senior officers were below the desired 50th to 75th percentile when compared to officers of companies in our peer group having comparable financial performance. As a result, the Compensation Committee in early 2007 made adjustments to the compensation of the Company's senior executive officers.

In establishing 2007 base salary and incentive compensation targets, the Compensation Committee, although it did review the information and, except for grants that vested over multiple years, did not believe it appropriate to take into account payments or compensation earned by executive officers as a result of options or awards granted in prior years.

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

Elements of Compensation

Overview. The elements of compensation in our Compensation Program were for 2007 and are for 2008 as follows:

•	Base Salary.

•	Incentive Compensation Bonus Plan ("Incentive Compensation Plan").

•	Stock Option Plan.

•	Perquisites.

•	Retirement and Welfare Benefits.

There are no compensatory plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with any termination of employment or other working relationship of such an officer with us (including without limitation, resignation, severance, retirement or constructive termination of employment of the officer). Furthermore, there are no such plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with a change of control of us or a change in such an officer's responsibilities to us.

Base Salary. Effective January 1, 2007, based upon the process previously described in this section, the base salaries reported in the Summary Compensation Table (see, "Executive Compensation: Summary Compensation Table") were approved by the Compensation Committee.

Mr. Duncan's base salary reflects cash compensation of $600,000 per year until adjusted by the Compensation Committee. Mr. Duncan's duties remained unchanged during 2007.

Mr. Hughes' base salary reflects cash compensation of $200,000 per year,

$225,000 credited to his Deferred Compensation Arrangement account with us, and amortization of the prepaid portion of a retention agreement with him in the amount of $37,500. Mr. Hughes' compensation is subject to change by the Compensation Committee, and his duties remained unchanged during 2007.

Mr. Lowber's base salary reflects cash compensation of $260,000 and $65,000 credited to his Deferred Compensation Arrangement account with us. Mr. Lowber's compensation is subject to change by the Compensation Committee, and his duties have remained unchanged during 2007.

Mr. Behnke's base salary reflects cash compensation of $250,000. Mr. Behnke's compensation is subject to change by the Compensation Committee, and his duties have remained unchanged during 2007.

Mr. Chapados' base salary reflects cash compensation of $240,000. He did not participate in a Deferred Compensation Arrangement with us in 2007. Mr. Chapados' compensation is subject to change by the Compensation Committee, and his duties have remained unchanged during 2007.

Incentive Compensation Plan. A portion of the Company's compensation to each Named Executive Officer relates to, and is contingent upon, the officer's performance and our financial performance and resources. This portion of compensation took the form of incentive bonus agreements with each of the Named Executive Officers pursuant to our Incentive Compensation Plan.

In early 2007, our Compensation Committee, using as a guide the Compensation Principles, established compensation levels for 2007 for all senior corporate officers, including the Named Executive Officers. The specific level for a given officer and related terms for the program and the Incentive Compensation Plan were set forth in agreements between the Company and each officer. Targeted incentive compensation amounts were established at $300,000 for Mr. Duncan and $100,000 for each of Messrs. Behnke, Hughes, and Lowber. Mr. Chapados' incentive compensation is in the form of a stock option agreement with a targeted vesting of 20,000 shares per year.

The specific form and targeted amount of incentive compensation for a Named Executive Officer once adopted by the Compensation Committee as a part of the Compensation Program, was submitted to the board for approval. Thereafter, these matters were informally reviewed with the employee by our Chief Executive Officer.

The payout opportunities for our senior executive officers, including our Named Executive Officers are for each officer based upon subjective levels of achievement by the individual officer and are heavily influenced by the financial performance of the Company against its current year business plan. In general, if the plan is met and the individual performed as expected, the targeted amount of incentive compensation would be paid. From time to time, a special award may be made to an individual following an effort resulting in a significant benefit to the Company. Should the Company’s financial performance materially exceed its business plan, the Compensation Committee would take that into consideration in possibly increasing the amount of the bonus awarded for that year. In the event an incentive goal is not met, the Compensation Committee may correspondingly decrease the bonus.

The Company has no specific policies for allocating between long-term and currently paid out compensation. The Compensation Committee attempts to strike an appropriate balance between available resources, the desires of the applicable employee, and a determination of reasonableness based upon an awareness of the competitive environment. This desire for balance also extends to the allocation between cash and non-cash compensation and among different forms of non-cash compensation. The Company has no specific policy in the context of long-term compensation for the basis for allocating compensation to each different form of award but strives to encourage management at an appropriate cost to the Company to focus on the long-term performance of the Company in order that management share in the Company’s success as well as participate in any downturns.

Compensation levels may be adjusted by the Compensation Committee based upon a number of factors including available Company resources, financial performance of the Company, an evaluation of the competitive marketplace, and the requirements of its key employees. Accounting and income tax treatments of compensation are considered by the Compensation Committee with the primary focus on ascertaining that taxable income to the recipients is deductible by the Company and the accounting treatment is consistent with the requirements of current accounting literature.

The Company has no requirements with respect to security ownership by its officers or directors, and it has no policies regarding hedging the economic risk of ownership of Company equity. Executive officers are invited to provide their input with respect to their compensation to the Compensation Committee primarily through our Chief Executive Officer.

A Named Executive Officer participating in the Compensation Program could, under terms of the corresponding Incentive Compensation Plan agreement with us and pursuant to our Deferred Compensation Plan, elect to defer a significant portion of that compensation. In this instance, the Named Executive Officer becomes our unsecured creditor. See within this item 11, "Nonqualified Deferred Compensation."

During 2007, all of our Named Executive Officers participated in the Incentive Compensation Plan. Our Compensation Committee determined that the performance requirements of the Incentive Compensation Plan had not been met during 2007 and authorized reduced payments pursuant to the plan and determined that, but for Mr. Chapados, they would be made in cash. The committee authorized payments of $100,000 to Mr. Duncan and $75,000 to each of Messrs. Hughes, Lowber and Behnke. Mr. Chapados' incentive stock option agreement was vested in the amount of 15,000 shares. In addition, Messrs. Behnke and Chapados each received special awards in the amount of $50,000.

Stock Option Plan. Options and awards, if granted to the Named Executive Officers, were granted pursuant to terms of our Stock Option Plan. In particular, the exercise price for options in each instance was identified as an amount within the trading range for our Class A common stock on Nasdaq on the day of the grant of the option. Options, if granted, were granted contemporaneously with the approval of the Compensation Committee, typically early in the year in question or late the previous year as described above. See within this item 11, "– Elements of Compensation – Incentive Compensation Plan."

We adopted our initial stock option plan in 1986. It has been subsequently amended from time to time and presently is our Stock Option Plan, i.e., our Amended and Restated 1986 Stock Option Plan. Under our Stock Option Plan, we are authorized to grant non-qualified options to purchase shares of Class A common stock to selected officers, directors and other employees of, and consultants or advisors to, the Company and its subsidiaries. These options are more specifically referred to as nonstatutory stock options or incentive stock options within Section 422 of the Internal Revenue Code. In addition, our Compensation Committee may under the Stock Option Plan grant restricted stock awards as further described below.

The number of shares of Class A common stock allocated to the Stock Option Plan is 15.7 million shares. The number of shares for which options may be granted is subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations and certain other changes in corporate structure or capitalization. As of December 31, 2007, there were 6,274,476 shares subject to outstanding options under the Stock Option Plan, 561,630 share grants had been awarded, 7,760,504 shares had been issued upon the exercise of options under the plan, 480,968 options had been repurchased and 1,584,358 shares remained available for additional grants under the plan.

Under our Stock Option Plan, our key employees (including officers and directors who are employees) and non-employee directors of, and consultants or advisors to, us are eligible for option grants. The selection of optionees is made by our Compensation Committee.

Restricted stock awards granted under the Stock Option Plan may be subject to vesting conditions based upon service or performance criteria as the Compensation

Committee may specify. These specifications may include attainment of one or more performance targets. Shares acquired pursuant to such an award may not be transferred by the participant until vested. Unless otherwise provided by the Compensation Committee, a participant will forfeit any shares of restricted stock where the restrictions have not lapsed prior to the participant's termination of service with us. Participants holding restricted stock will have the right to vote the shares and to receive dividends paid, if any. However, those dividends or other distributions paid in shares will be subject to the same restrictions as the original award.

Our Compensation Committee selects each grantee and the time of grant of an option or award and determines the terms of each grant, including the number of shares covered by each grant and the exercise price. In selecting a participant, as well as in determining these other terms and conditions of each grant, our Compensation Committee takes into consideration such factors as it deems, in its sole discretion, relevant in connection with accomplishing the purpose of the plan.

Under the Stock Option Plan, an option becomes vested and exercisable at such time or upon such event and subject to such terms, conditions, performance criteria or restrictions as specified by the Compensation Committee. The maximum term of any option granted under the plan is 10 years, provided that an incentive stock option granted to a person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary corporation of the Company ("Ten Percent Shareholder") must have a term not exceeding five years. Unless otherwise permitted by the Compensation Committee, an option generally remains exercisable for 30 days following the participant's termination of service, with limited exception. The exception arises if service terminates as a result of the participant's death or disability, in which case the option generally remains exercisable for 12 months. In any event, the option must be exercised no later than its expiration date.

In particular, under the present Stock Option Plan, the Compensation Committee may set an option exercise price at an amount not less than the market price for the corresponding stock. However, in the case of an incentive stock option granted to a Ten Percent Shareholder, the exercise price must equal at least 110% of the fair market value of the stock on the date of grant.

Our Compensation Committee may, subject to certain limitations on the exercise of its discretion required by Section 162(m) of the Internal Revenue Code, amend, cancel or renew any option granted under the Stock Option Plan, waive any restrictions or conditions applicable to any option under the plan, and accelerate, continue, extend or defer the vesting of any option under the Plan. The Stock Option Plan provides, subject to certain limitations, for indemnification by the Company of any director, officer, or employee against all reasonable expenses incurred in connection with any legal action arising from that person's action or failure to act in administering the plan. All grants of options under the Stock Option Plan are to be evidenced by a written agreement between the Company and the optionee specifying the terms and conditions of the grant.

Options granted that have not become exercisable terminate upon the termination of the employment or directorship of the optionholder. Exercisable options terminate from one month to one year after such termination, depending upon the cause of such termination. If an option expires or terminates, the shares subject to such option become available for subsequent grants under the Stock Option Plan.

Incentive stock options are nontransferable by the participant other than by will or by the laws of descent and distribution, and are exercisable during the participant's lifetime only by the participant. However, a nonstatutory stock option may be assigned or transferred to members of the optionholder's immediate family, to the extent permitted by the Compensation Committee in its sole discretion.

Our Stock Option Plan provides that payment upon exercise of an option may be in the form of money or shares of our Class A common stock. If the optionee chooses the latter form of payment, the shares must have a fair market value not less than the exercise price. The plan further provides, notwithstanding other restrictions on transferability of options, that an optionee, with approval of our Compensation Committee, may transfer an option for no consideration to, or for the benefit of, the optionee's immediate family. There is no restriction in the Stock Option Plan that an option granted under the plan must be held by the optionee for a minimum period of time.

Under our Stock Option Plan, our board's authority to modify or amend the plan is subject to prior approval of our shareholders only in the cases of increasing the number of shares of our stock allocated to, and available and reserved for, issuance under the plan, changing the class of persons eligible to receive incentive stock options or where shareholder approval is required under applicable law, regulation or rule. One such law requiring shareholder approval before the Company may rely on it is Section 162(m) of the Internal Revenue Code.

Subject to these limitations, the Company may terminate or amend the Stock Option Plan at any time. However, no termination or amendment may affect any outstanding option or award unless expressly provided by the Compensation Committee. In any event, no termination or amendment of the plan may adversely affect an outstanding option or award without the consent of the participant unless necessary to comply with applicable law, regulation or rule.

With limited exception, no maximum or minimum exists with regard to the amount, either in dollars or in numbers, of options that may be exercised in any year, either by a single optionee or by all optionees under our Stock Option Plan. At the 2002 annual meeting, our shareholders approved an amendment to the plan placing a limitation on accumulated grants of options of not more than 500,000 shares of Class A common stock per optionee per year. This limitation was made a part of the plan to enable us to take advantage of the provisions of Section 162(m) of the Internal Revenue Code should we choose to do so.

With this exception, there are no fixed limitations on the number or amount of securities being offered, other than the practical limitations imposed by the number of employees eligible to participate in the plan and the total number of shares of stock authorized and available for granting under the plan. Shares covered by options which have terminated or expired for any reason prior to their exercise are available for grant of new options pursuant to the plan.

Perquisites. The Company provides certain perquisites to its Named Executive Officers. The Compensation Committee believes these perquisites are reasonable and appropriate and consistent with our awareness of perquisites offered by similar publicly traded companies. The perquisites assist in attracting and retaining the Named Executive Officers and, in the case of certain perquisites, promote health, safety and efficiency of our Named Executive Officers. These perquisites are as follows:

•

Use of Company Leased Aircraft – The Company permits executive officers (including Named Executive Officers) to use aircraft leased by the Company for business travel in order to make more secure and efficient use of their travel time. The Company has also allowed its Named Executive Officers to use these aircraft for personal travel. Mr. Duncan has made use of the aircraft for personal travel, the value of which is included in the Summary Compensation Table. See within this item 11, "Executive Compensation: Summary Compensation Table."

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

•

Miscellaneous – Aside from benefits offered to its employees generally, the Company provided miscellaneous other benefits to its Named Executive Officers including the following (see within this item 11, "Executive Compensation: Summary Compensation Table – Components of 'All Other Compensation'").

o

Success Sharing – An incentive program offered to all of our employees that shares 15% of the excess earnings before interest, taxes, depreciation, amortization and share based compensation expense over the highest previous year ("Success Sharing"). However, the prerequisites of the program were not attained in, and there was no Success Sharing for, 2007.

o	Board Fees – Provided to Mr. Duncan as one of our directors.

Retirement and Welfare Benefits– Stock Purchase Plan. Named Executive Officers may, along with our employees generally, participate in our Stock Purchase Plan, i.e., our Qualified Employee Stock Purchase Plan, in which we may provide matching contributions in accordance with the terms of the plan.

We initially adopted our qualified employee stock purchase plan effective in January 1987. It has been subsequently amended from time to time and presently is our Stock Purchase Plan. The plan is qualified under Section 401 of the Internal Revenue Code. All of our employees (excluding employees subject to a collective bargaining agreement) who have completed at least one year of service are eligible to participate in the plan. Eligible employees may elect to reduce their taxable compensation in any even dollar amount up to 12% of such compensation for employees (those highly compensated earning more than $100,000 within the prior year) and up to 50% of such compensation for all others, both up to a maximum per employee of $15,500 for 2008. Employees may contribute up to an additional 10% of their compensation with after-tax dollars. Participants over the age of 50 may make additional elective deferral contributions to their accounts in the plan of up to $5,000 for 2008.

Subject to certain limitations, we may make matching contributions to the Stock Purchase Plan for the benefit of employees. Matching contributions will vest in accordance with a six-year schedule if the employee completes at least 1,000 hours of service in each year. Such a contribution will vest in increments over the first six years of employment. Thereafter, they are fully vested when made.

Except for additional elective contributions made by participants over age 50, the combination of pre-tax elective contributions, after-tax contributions and our matching contributions for any employee cannot exceed $46,000 for 2008.

Under the terms of the Stock Purchase Plan, participating eligible employees may direct their contributions to be invested in common stock of the Company and shares of various identified mutual funds.

The Stock Purchase Plan is administered through a plan administrator (currently Mr. Lowber, our Senior Vice President and Chief Financial Officer), and a committee which is appointed by our board. The plan administrator and members of the plan's committee are all our employees. The plan's committee has broad administrative discretion under the terms of the plan.

As of December 31, 2007, the Stock Purchase Plan had issued or otherwise identified 286,870 shares of Class A common stock to participant accounts in excess of that allocated to the plan by the Company. These shares have been identified as restricted stock until such time as the Company registers under the Securities Act at least that number of additional shares under the Plan. In addition, as of December 31, 2007, there remained 463,989 shares of Class B common stock allocated to the plan and available for issuance by us or otherwise acquisition by the plan for the benefit of participants in the plan.

– Deferred Compensation Program. The Company provides to certain of our employees, including our executive officers and Named Executive Officers, opportunities to defer certain compensation under our nonqualified, unfunded, deferred compensation plan ("Deferred Compensation Plan"). In addition, we offer to each of certain of our executive officers and to our Named Executive Officers nonqualified, deferred compensation arrangements more specifically fashioned to the needs of the officer and us ("Deferred Compensation Arrangements"). Together, the Deferred Compensation Plan and Deferred Compensation Arrangements constitute our Deferred Compensation Program and is part of our Compensation Program. During 2007, none of our officers participated in the Deferred Compensation Plan. Furthermore, during 2007 and up and through December 31, 2007, six of our officers (including four of the Named Executive Officers) participated in Deferred Compensation Arrangements.

The Deferred Compensation Program enables these individuals to defer compensation in excess of limits that apply to qualified plans, like our Stock Purchase Plan, and to pursue other income tax goals which they set for themselves. The Deferred Compensation Program is described in more detail elsewhere in this Proxy

Statement. See within this item 11, "Nonqualified Deferred Compensation."

Based upon its review of our Deferred Compensation Program, our Compensation Committee concluded that the benefits provided under the program are both reasonable and an important tool in attracting and retaining executive officers, including that the Named Executive Officers as well as other employees eligible to participate in the Stock Purchase Plan.

Performance Rewarded

Our Compensation Program is, in large part, designed to reward individual performance. What constitutes performance varies from officer to officer, depending upon the nature of the officer's responsibilities. Consistent with the Compensation Program, the Company identified key business drivers and established defined targets related to those drivers for each Named Executive Officer. The targets were regularly reviewed by management, from time to time, and provided an immediate and clear picture of performance and enabled management to respond quickly to both potential problems as well as potential opportunities.

The Compensation Program also was used to establish and track corresponding applicable targets for individual management employees. At year end, the results from this program were factored in determining the level of payout for the personal performance portion of the annual incentive for Named Executive Officers.

In 2007 the Compensation Program was used in development of each Named Executive Officer's individual performance goals and established incentive compensation targets. The Compensation Committee evaluated the performance of each of the executive officers and the financial performance of the Company and awarded incentive compensation as described above.

Timing of Equity Awards

Director Compensation Plan. As a part of the Director Compensation Plan, we grant awards of our common stock to board members, including those persons who may be also serving as one or more of our executive officers. Mr. Duncan, a board member and Named Executive Officer, has been granted such awards in the past. These awards are made annually in June of each year in accordance with the terms of the Director Compensation Plan. The awards are made through our Stock Option Plan. See within this item 11, "– Elements of Compensation – Stock Option Plan."

Incentive Compensation Plan. As a part of our Compensation Program, from time to time, we grant stock options in our Class A common stock to our executive officers, including the Named Executive Officers. In particular, stock options are granted in conjunction with the agreements that we enter into with Named Executive Officers pursuant to our Incentive Compensation Program. The grants of such options are typically made early in the year at the time each agreement is entered into with the corresponding executive officer. All such options are granted through the Stock Option Plan. See within this item 11, "– Elements of Compensation – Incentive Compensation Plan" and "– Elements of Compensation – Stock Option Plan."

Stock Option Plan. As a part of our Compensation Program, from time to time, we grant stock options in our Class A common stock to our executive officers, including the Named Executive Officers, and to certain of our advisors. In the case of an executive officer, these options may be granted regardless of whether there is in place an agreement entered into with the officer under our Incentive Compensation Plan. In the case of a new hire and where we choose to grant options or awards, the grant may be done at the time of hire. Under the Stock Option Plan the Compensation Committee may set the exercise price for our Class A common stock at not less than its fair market value. That value is presently determined on Nasdaq. In all cases, regardless of the identify of the grantee, the timing, amount and other terms of the grant of options under our Stock Option Plan are determined in the sole discretion of our Compensation Committee. See within this item 11, "– Elements of Compensation – Stock Option Plan."

In the event an executive level employee is hired or promoted during a year, that employee may be eligible to receive an equity option under the plans previously described in this section. Grants of options in this context may be made at the recommendation of management and only with action of the Compensation Committee.

Grant Policy, Past Practice. In 2007, the Compensation Committee implemented a new and amended granting procedure with the anticipation of simplifying, streamlining and reducing uncertainty as to the timing and pricing of stock option grants on a prospective basis. Under the policy, potential stock option grants are accumulated until the last day of each of the following months: March, June, September and December. During the first meeting following the end of the applicable month the potential grants are reviewed and approved by the Compensation Committee. All approved grants were granted effective the date they were approved by the committee and were priced at an amount not less than the market value at the close of trading on that date. The terms of the award were then communicated immediately to the recipient.

The Company does not, and has not in the past, timed its release of material nonpublic information for purposes of affecting the value of equity compensation.

Tax and Accounting Treatment of Executive Compensation

In determining the amount and form of compensation granted to executive officers, including the Named Executive Officers, the Company takes into consideration both tax treatment and accounting treatment of the compensation. Tax and accounting treatment for various forms of compensation is subject to changes in, and changing interpretations of, applicable laws, regulations, rulings and other factors not within the Company's control. As a result, tax and accounting treatment is only one of several factors that the Company takes into account in designing the previously described elements of compensation.

Summary

Both the Compensation Committee and the Company believe that the compensation paid to the Named Executive Officers under our Compensation Program is fair, reasonable, competitive and consistent with our Compensation Principles.

Executive Compensation

Summary Compensation Table

As of December 31, 2007, the Company did not have employment agreements with any of the Named Executive Officers. The following table summarizes total compensation paid or earned by each Named Executive Officer for the fiscal years 2007 and 2006. The process followed by the Compensation Committee in establishing total compensation for each Named Executive Officer as set forth in the table is described elsewhere in this Proxy Statement. See within this item 11, "Compensation Discussion and Analysis."

Summary Compensation Table

Name and Principal Position	Year	Salary[1] ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) [2]	Total ($)
Ronald A. Duncan[3] President and Chief Executive Officer	2007 2006	585,208 345,000	100,000 900,000	44,422 43,656	877,678 308,713	- - - - - -	90,800 96,324	1,698,108 1,693,693
G. Wilson Hughes Executive Vice President and General Manager	2007 2006	462,500[4] 461,459[4]	77,000 65,500	- - - 100	308,470 230,219	10,516 21,471	21,801 31,833	880,287 810,582
John M. Lowber Senior Vice President, Chief Financial Officer and Secretary/ Treasurer	2007 2006	323,919 296,888	76,000 65,500	- - - - - -	284,915 321,147	633 - - -	22,500 30,524	707,967 714,059
William C. Behnke Senior Vice President – Strategic Initiatives	2007 2006	248,959 225,000	125,000 94,000	- - - - - -	272,323 180,343	- - - - - -	18,750 724	665,032 500,067
Gregory F. Chapados Senior Vice President – Federal Affairs & Business Development	2007 2006	239,333 121,621	53,000 - - -	- - - - - -	519,871 280,364	- - - - - -	62,000 29,589	874,204 431,574

[1]	For 2006 and 2007, salary includes deferred compensation of $225,000 and $65,000 for Messrs. Hughes and Lowber, respectively.

[2]	See "Components of 'All Other Compensation'" table displayed below for more detail.

[3]

In 2006, Mr. Duncan received $107,119 in compensation relating to his service on our board including $46,000 in board fees, $43,656 in stock awards, and $17,463 in tax reimbursements on those stock awards. In 2007, Mr. Duncan received $84,422 in compensation relating to his service on our board including $40,000 in board fees and $44,422 in stock awards.

[4]	For 2006 and 2007, includes $37,500 for Mr. Hughes representing the amount vested during 2006 and 2007 pursuant to prepaid retention agreements.

The amounts reported under the "All Other Compensation" column are comprised of the following:

Components of "All Other Compensation"

Name and Principal Position	Year	Stock Purchase Plan[1] ($)	Board Fees ($)	Success Sharing[2] ($)	Tax Reimbursement on Stock Awards[3] ($)	Use of Company Leased Aircraft[4] ($)	Miscell-aneous[5] ($)	Total ($)
Ronald A. Duncan	2007 2006	22,500 22,000	40,000 46,000	- - - - - -	- - - 17,463	28,300 10,861	- - - - - -	90,800 96,324
G. Wilson Hughes	2007 2006	21,801 22,000	- - - - - -	- - - 579	- - - 27	- - - - - -	- - - 9,227	21,801 31,833
John M. Lowber	2007 2006	22,500 22,000	- - - - - -	- - - 579	- - - - - -	- - - - - -	- - - 7,945	22,500 30,524
William C. Behnke	2007 2006	18,750 - - -	- - - - - -	- - - 724	- - - - - -	- - - - - -	- - - - - -	18,750 724
Gregory F. Chapados	2007 2006	12,000 - - -	- - - - - -	- - - 422	- - - - - -	- - - - - -	50,000 29,167	62,000 29,589

[1]

Amounts are contributions by us matching each employee's contribution. Matching contributions by us under the Stock Purchase Plan are available to each of our full time employees with over one year of service. During 2007, the match was based upon the lesser of $22,500 ($22,000 for 2006), 10% of the employee's salary and the total of the employee's pre-tax and post-tax contributions to the plan. See within this item 11, "Compensation Discussion and Analysis: Elements of Compensation – Retirement and Welfare Benefits – Stock Purchase Plan."

[2]	The previous highest year on which the Success Sharing was based was 2006. See within this item 11, "Compensation Discussion and Analysis – Elements of Compensation – Perquisites."

[3]

Mr. Duncan's reimbursement relates to stock awards received for services on our board. Mr. Hughes' reimbursements relate to his receipt of awards of $100 in our stock for longevity of service under a program open to all of our employees.

[4]	Mr. Duncan had personal use of our aircraft during 2007 and 2006 with a value of $28,300 and $10,861, respectively, based upon standard industrial fare levels.

[5]

Includes, for Mr. Hughes, an event (for 2006, valued at $9,227) hosted by him outside of Alaska for a gathering of a group of Company executives to celebrate the achievement of a specific corporate performance target. Includes, for Mr. Lowber, forgiveness (for 2006, valued at $7,945) of interest on a loan. Includes for Mr. Chapados vesting of a $100,000 signing bonus received in 2006. See item 13 within this report, "Certain Transactions: Transactions with Related Persons – Indebtedness of Management." See within this item 11, "Compensation Discussion and Analysis: Elements of Compensation – Perquisites."

Grant of Plan-Based Awards Table

The following table displays specific information on grants of options and awards under our Compensation Program and, in addition, in the case of Mr. Duncan, our Director Compensation Plan, made to Named Executive Officers during 2007. We had no non-equity payouts during that year, and under our present Compensation Program we did not as of December 31, 2007 contemplate having any such payouts for any of the Named Executive Officers pertaining to that year.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards[1] ($)
		Threshold (#)	Target (#)	Maximum (#)	(#)	(#)
Ronald A. Duncan	6/01/07 6/25/07	- - - - - -	- - - - - -	- - - - - -	3,330[2] 300,000	- - - - - -	13.34 12.99	44,422 3,897,000
G. Wilson Hughes	6/25/07 6/25/07	- - - - - -	50,000[3] - - -	- - - - - -	- - - - - -	- - - 150,000	12.99 12.99	649,500 1,154,655
John M. Lowber	6/25/07	- - -	- - -	- - -	- - -	200,000	12.99	1,539,540
William C. Behnke	6/25/07	- - -	- - -	- - -	- - -	100,000	12.99	769,770
Gregory F. Chapados	6/25/07	- - -	15,000[3]	- - -	- - -	- - -	12.99	194,850

[1]	Determined as the closing price of the stock on Nasdaq on the date of grant and as required by FAS 123R.

[2]	Mr. Duncan's stock award was granted pursuant to the terms of our Director Compensation Plan. See within this item 11, "Governance of Company: Director Compensation."

[3]	Vesting is contingent upon our adjusted EBITDAS reaching a $200 million target amount in 2008 or 2009.

Outstanding Equity Awards at Fiscal Year-End Table

The following table displays specific information on unexercised options, stock that has not vested and equity incentive plan awards for each of the Named Executive Officers and outstanding as of December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

Name	Option Awards[1]				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald A. Duncan	- - - 150,000 200,000[3] 150,000[4]	- - - - - - 50,000[3] - - -	- - - 6.50 8.40[3] 7.25[4]	- - - 3/14/10 6/24/14[3] 2/08/12[4]	300,000[2] - - - - - - - - -	2,625,000[2] - - - - - - - - -	- - - - - - - - - - - -	- - - - - - - - - - - -
G. Wilson Hughes	- - - 200,000 200,000 - - -	- - - - - - - - - 150,000[6]	- - - 7.25 6.50 12.99[6]	- - - 2/08/12 3/14/10 6/25/17[6]	- - - - - - - - - - - -	- - - - - - - - - - - -	50,000[5] - - - - - - - - -	437,500[5] - - - - - - - - -
John M. Lowber	80,000[3] 200,000 - - - 150,000	20,000[3] - - - 200,000[7] - - -	8.40[3] 7.25 12.99[7] 6.50	6/24/14[3] 2/08/12 6/25/17[7] 3/14/10	- - - - - - - - - - - -	- - - - - - - - - - - -	- - - - - - - - - - - -	- - - - - - - - - - - -
William C. Behnke	5,425 166,660[8] - - -	- - - 83,340[8] 100,000[9]	3.25 7.25[8] 12.99[9]	12/01/08 2/08/12[8] 6/25/17[9]	- - - - - - - - -	- - - - - - - - -	- - - - - - - - -	- - - - - - - - -
Gregory F. Chapados	- - - 40,000 42,000[10] 30,000	- - - 160,000 108,000[10] - - -	- - - 13.11 13.11[10] 6.00	- - - 6/01/16 6/01/16[10] 2/01/13	- - - - - - - - - - - -	- - - - - - - - - - - -	15,000[5] - - - - - - - - -	131,250[5] - - - - - - - - -

1	Stock option awards generally vest over five years and expire ten years from grant date, except as noted in the footnotes below.
2	Stock Award vests 75,000 shares each on February 19 of 2008, 2009, 2010 and 1011.
3	Optionee vest 20% per year, and the first vesting date occurred on December 4, 2004.
4	All options vested on February 8, 2007.
5	Stock awards vest on April 1, 2010 subject to our adjusted EBITDAS reaching a $200 million in either 2008 or 2009.
6	Options vest 33.3% on each of February 19, 2008, 2009 and 2011.
7	Options vest 15%, 20%, 20%, 20% and 25% on February 19 of 2008, 2009, 2010, 2011 and 2012, respectively.
8	Options vest 16.7% each year from February 8, 2004 through February 8, 2009.
9	Options vest 33.3% on February 19 of 2009, 2010 and 2011.
10

Options vest 27,000 shares on January 1, 2007 and 15,000, 20,000, 20,000, 20,000, 20,000, 20,000, and 8,000 shares on December 31, 2007, 2008, 2009, 2010, 2011, 2012 and 2013, respectively, subject to adjustments based on performance.

Option Exercises and Stock Vested Table

The following table displays specific information on each exercise of stock options, stock appreciation rights, and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments on an aggregate basis, for each of the Named Executive Officers during 2007.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
Ronald A. Duncan[1]	- - -	- - -	3,330	44,422
G. Wilson Hughes	- - -	- - -	- - -	- - -
John M. Lowber	100,000	904,786	- - -	- - -
William C. Behnke	- - -	- - -	- - -	- - -
Gregory F. Chapados	- - -	- - -	- - -	- - -

[1]	Mr. Duncan's stock awards relate to his service as one of our directors.

Potential Payments upon Termination or Change-in-Control

Except as described in this Proxy Statement, as of the end of 2007, there were no compensatory plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with any termination of employment or other working relationship of such an officer with us (including without limitation, resignation, severance, deferred compensation, retirement or constructive termination of employment of the officer). Furthermore, there were, as of that date, no such plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with a change of control of us or a change in such an officer's responsibilities to us.

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

None of our Named Executive Officers participated in our Deferred Compensation Plan during 2007.

Deferred Compensation Arrangements

We have, from time to time, entered into Deferred Compensation Arrangements with certain of our executive officers, including several of the Named Executive Officers. The status of these arrangements during 2007 is summarized for each of our Named Executive Officers in the following table and further descriptions of them are provided following the table.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contribution in Last FY ($)	Aggregate Earnings (Loss) in Last FY1 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($)
Ronald A. Duncan	- - -	- - -	(1,363,410)	- - -	1,709,145
G. Wilson Hughes	125,000	100,000	107,236	- - -	2,571,372
John M. Lowber	65,000	78,384	98,769	- - -	1,242,963
William C. Behnke	- - -	- - -	(85,631)	- - -	107,345
Gregory F. Chapados	- - -	- - -	- - -	- - -	- - -

[1]	Includes earnings of $10,516 for Mr. Hughes and $633 for Mr. Lowber that are reported in the Summary Compensation Table.

Mr. Duncan's Deferred Compensation Arrangement with us is comprised of 195,331 shares of our Class A common stock. The earnings on his account for 2007 relate to the decrease in the price of the stock from $15.73 per share on December 31, 2006 to $8.75 per share on December 31, 2007. Pursuant to the terms of Mr. Duncan's

Deferred Compensation Arrangement, amounts owing (105,111 shares of Class A common stock) shall be paid in one lump sum as soon as practicable after the termination of Mr. Duncan's employment. The remaining 90,220 shares will be distributed in ten equal annual installments beginning on the date of termination.

Mr. Hughes' Deferred Compensation Arrangement with us consists of three components, i.e., consideration for agreeing to continue his employment by us in the past, a salary deferral plan, and consideration for agreeing to continue his employment by us in the future. In consideration for agreeing to continue his employment during 2003 and 2004, he was granted deferred compensation in the amount of $275,000 which accrues interest at the rate of 3% per year. This arrangement also allows Mr. Hughes' personal use of property which we own on Lake Nerka in western Alaska for two weeks per year until the earlier of December 31, 2034 or the election by him to receive payment of his deferred compensation. As of December 31, 2007 and under this agreement, there was accrued $324,500, of which $8,250 had accrued during 2007. During 2007, no unreimbursed personal use of the property was made by Mr. Hughes or by the other Named Executive Officers.

Mr. Hughes' salary Deferred Compensation Arrangement with us earns interest at the rate of 10% per year based upon the balance at the beginning of the year plus new salary deferrals during the year. As of December 31, 2007 and under this plan, there were accrued $1,986,872, of which $125,000 in salary were deferred and $166,079 in interest were accrued during 2007. In November 2007 at the request of Mr. Hughes, the Company used $1,998,467 of Mr. Hughes' deferred compensation account to acquire 217,300 shares of Company Class A common stock. Accordingly, a portion of Mr. Hughes' deferred compensation account was denominated in 217,300 shares of Company Class A common stock at year-end.

In consideration for agreeing to continue his employment from January 1, 2006 through December 31, 2009 and under a separate Deferred Compensation Arrangement with us, Mr. Hughes received a payment of $150,000 and was granted deferred compensation of $400,000 with interest at 7.5% per year. Under this Deferred Compensation Arrangement, the deferred portion of the compensation vests at the rate of $100,000 per year. As of December 31, 2007 and under this plan, there was accrued $260,000, of which $100,000 was vested for 2007 service and $30,000 was accrued for 2007 interest.

Mr. Hughes' Deferred Compensation Arrangement provides that after five years employment, or at termination, he is entitled to receive the full amount owed in a lump sum, or in monthly installments paid over a ten-year period.

The remaining Deferred Compensation Arrangements are silent with respect to payment options. All of the Deferred Compensation Arrangements will be reviewed and, if necessary, modified during 2008 in order to comply with the new regulations under Section 409A of the Internal Revenue Code.

Mr. Lowber's Deferred Compensation Arrangement with us consists of deferred salary which earns interest on the amounts deferred at 9% per year. As of December 31, 2007 and under this plan, there was accrued $1,242,963, of which $242,153 had accrued during 2007. Effective January 1, 2007 the Company agreed to enter into a retention agreement with Mr. Lowber. In exchange for his commitment to remain in the employ of the Company through the end of 2010, the Company agreed to establish a deferred compensation account in the amount of $350,000 that is to vest on December 31, 2010. The account was credited with $70,000 effective February 19, 2007 and will be credited with $70,000 annually on December 31 of each of the years 2007 through 2010. The account is to accrue interest at the rate of 7.25% per annum, compounding annually.

Mr. Behnke's Deferred Compensation Arrangement with us consists of deferred compensation denominated in the form of 12,268 shares of Company Class A common stock in which he is fully vested. In addition, Mr. Behnke may defer additional amounts of compensation that may be invested in up to an additional 11,518 shares of Company Class A common stock at a price of $7.78125 per share.

Mr. Chapados did not participate in a Deferred Compensation Arrangement during 2007.

Director Compensation

The following table sets forth certain information concerning the cash and non-cash compensation earned by our directors ("Director Compensation Plan"), each for services as a director during our fiscal year 2007.

2007 Director Compensation1

Name	Fees Earned or Paid in Cash ($)	Stock Awards[2] ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen M. Brett	40,000	44,422	- - -	- - -	- - -	485[3]	84,907
Jerry A. Edgerton	40,000	44,422	- - -	- - -	- - -	- - -	84,422
Scott M. Fisher	40,000	44,422	- - -	- - -	- - -	- - -	84,422
William P. Glasgow	50,000	44,422	- - -	- - -	- - -	- - -	94,422
Stephen R. Mooney	50,000	44,422	- - -	- - -	- - -	971	95,393
James M. Schneider	50,000	44,422	- - -	- - -	- - -	- - -	94,422

[1]	Compensation to Mr. Duncan as a director is described elsewhere in this proxy statement. See within this item 11, "Executive Compensation" and "Compensation Discussion and Analysis."
[2]

Except as noted in the table and as further described below, each director received a grant of awards of 3,330 shares of Company Class A common stock on June 1, 2007. The value of the shares on the date of grant was $13.34 per share, i.e., the closing price of the stock on Nasdaq on that date and as required in accordance with Financial Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment ("FAS 123R").

[3]	Excludes $198,750 in compensation resulting from exercise of a vested stock option agreement during 2007.

Our initial Director Compensation Plan was adopted in 2004 by our board to acknowledge and compensate, from time to time, directors on the board for ongoing dedicated service. During 2007, the plan provided for $40,000 per year (prorated for days served and paid quarterly) plus $10,000 per year for each director serving on our Audit Committee.

The stock compensation portion of our Director Compensation Plan consists of a grant of 3,330 shares to a director for each year of service, or a portion of a year of service. Grants are made and vest annually under the plan on June 1 of each year. For 2007, grants of awards were made under our Director Compensation Plan as of June 1, 2007. Because the shares vest upon award, they are subject to taxation based upon the then fair market value of the vested shares.

Under our Director Compensation Plan, compensation is to be paid to those directors who are to receive the benefit individually, whether or not they are our employees.

Except for our Director Compensation Plan, during 2007 the directors on our board received no other direct compensation for serving on the board and its committees. However, they were reimbursed for travel and out-of-pocket expenses incurred in connection with attendance at meetings of our board and its committees.

The director fee structure as described in this section continued unchanged through December 31, 2007.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is composed of six members of our board as described elsewhere in this report. See within this item 11, "Compensation Committee." None of the members of the Compensation Committee are officers or employees of the Company, other than Mr. Brett who served as the chair of our board. See within item 13 of this report, "Director Independence." All of these members served on the committee for all of 2007. See within this item 11, "Compensation Committee." The relationships of them to us are described elsewhere in this report. See within items 12 and 13 of this report, "– Ownership of Company" and "– Certain Transactions," respectively.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of the end of 2007, information on equity compensation plans approved by our shareholders and separately such plans not approved by our shareholders. The information is focused on outstanding options, warrants and rights, and so the only such plan is our Stock Option Plan as approved by our shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	6,274,476	9.09	1,584,358
Equity compensation plans not approved by security holders	150,000	6.50	- 0 -
Total:	6,424,476	9.03	1,584,358

Ownership of Company

Principal Shareholders

The following table sets forth, as of December 31, 2007 (unless otherwise noted), certain information regarding the beneficial ownership of our Class A common stock and Class B common stock by each of the following:

•	Each person known by us to own beneficially 5% or more of the outstanding shares of Class A common stock or Class B common stock.

•	Each of our directors.

•	Each of the Named Executive Officers.

•	All of our executive officers and directors as a group.

All information with respect to beneficial ownership has been furnished to us by the respective shareholders.

Names of Beneficial Owner[1]	Title of Class[2]	Amount and Nature of Beneficial Ownership (#)	%of Class	% of Total Shares Outstanding (Class A & B)[2]	% Combined Voting Power (Class A & B)[2]
Stephen M. Brett	Class A Class B	41,650[3] - - -	* - - -	*	*
Ronald A. Duncan	Class A Class B	1,604,334[3,4] 459,970[4]	3.2 14.1	3.8	7.5
Jerry A. Edgerton	Class A Class B	6,660[3] - - -	* - - -	*	*
Scott M. Fisher	Class A Class B	104,262[3,5] 437,688[5]	* 13.4	*	5.4
William P. Glasgow	Class A Class B	66,594[3,6] - - -	* - - -	*	*
G. Wilson Hughes	Class A Class B	934,790[7] 2,695[7]	1.9 *	1.7	1.2
John M. Lowber	Class A Class B	567,631[8] 6,256[8]	1.1 *	1.1 *	*
Stephen R. Mooney	Class A Class B	6,660[3] - - -	* - - -	*	*
James M. Schneider	Class A Class B	38,050[3] - - -	* - - -	*	*
William C. Behnke	Class A Class B	217,551[9] - - -	* - - -	*	*
Gregory F. Chapados	Class A Class B	127,000[10] - - -	* - - -	*	*
Barclays Global Investors 45 Fremont Street San Francisco, CA 94105	Class A Class B	3,184,363 - - -	6.3 - - -	5.9	3.9
GCI Qualified Employee Stock Purchase Plan 2550 Denali St., Ste. 1000 Anchorage, AK 99503	Class A Class B	4,106,803 78,284	8.1 2.4	7.8	6.0
Gary Magness c/o Raymond L. Sutton, Jr. 303 East 17th Ave., Ste 1100 Denver, CO 80203-1264	Class A Class B	1,137,996 433,924	2.3 13.3	2.9	6.7
John W. Stanton and Theresa E. Gillespie 155 108th Avenue., N.E., Suite 450 Bellevue, WA 98004	Class A Class B	2,503,305 1,275,791	5.0 39.2	7.0	18.6

State Teachers Retirement System of Ohio 275 East Broad Street Columbus, OH 43215	Class A Class B	4,350,000 - - -	8.6 - - -	8.1 - - -	5.3
Robert M. Walp 804 P Street, Apt. 4 Anchorage, AK 99501	Class A Class B	138,314[11] 202,378[11]	* 6.2	*	2.6
Wellington Management 75 State Street Boston, MA 02109	Class A Class B	4,583,884 - - -	9.1 - - -	8.5	5.6
All Directors and Executive Officers As a Group (19 Persons)	Class A Class B	4,862,572[12] 991,338[12]	9.6 30.4	10.4	17.5

*	Represents beneficial ownership of less than 1% of the corresponding class or series stock.

[1]

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. Shares of our stock that a person has the right to acquire within 60 days of December 31, 2007 are deemed to be beneficially owned by such person and are included in the computation of the ownership and voting percentages only of such person. Each person has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the footnotes to the table. Addresses are provided only for persons other than management who own beneficially more than 5% of the outstanding shares of Class A or B common stock.

[2]

"Title of Class" includes our Class A common stock and Class B common stock. "Amount and Nature of Beneficial Ownership" and "% of Class" are given for each class of stock. "% of Total Shares Outstanding" and "% Combined Voting Power" are given for the combination of outstanding Class A common stock and Class B common stock, and the voting power for Class B common stock (10 votes per share) is factored into the calculation of that combined voting power.

[3]

Includes 3,330 shares of our Class A common stock granted to each of those persons pursuant to the Director Compensation Plan for services performed during 2007. Includes 3,330 shares of restricted Class A common stock that does not vest until June 1, 2008 issued pursuant to the Director Compensation Plan.

[4]

Includes 141,395 shares of Class A common stock and 6,219 shares of Class B common stock allocated to Mr. Duncan under the Stock Purchase Plan as of December 31, 2007. Includes 350,000 shares of Class A common stock subject to stock options granted under the Stock Option Plan to Mr. Duncan which he has the right to acquire within 60 days of December 31, 2007 by exercise of the stock options. Does not include 195,331 shares of Class A common stock held by us in treasury pursuant to deferred compensation agreements with us. Does not include 35,560 shares of Class A common stock or 8,242 shares of Class B common stock held by the Amanda Miller Trust, with respect to which Mr. Duncan has no voting or investment power. Ms. Miller is Mr. Duncan's daughter, and Mr. Duncan disclaims beneficial ownership of the shares. Does not include 27,760 shares of Class A common stock or 27,020 shares of Class B common stock held by Dani Bowman, Mr. Duncan's wife, of which Mr. Duncan disclaims beneficial ownership. Includes 150,000 shares of Class A common stock which a company owned by Mr. Duncan has the right to acquire within 60 days of December 31, 2007 by the exercise of stock options. Includes 636,062 shares of Class A common stock and 453,751 shares of Class B common stock pledged as security.

[5]	Includes 87,512 shares of Class A and 437,688 shares of Class B common stock owned by Fisher Capital Partners, Ltd. of which Mr. Fisher is a partner.

[6]	Does not include 158 shares owned by a daughter of Mr. Glasgow. Mr. Glasgow disclaims any beneficial ownership of the shares held by his daughter.

43

[7]

Includes 450,000 shares of Class A common stock which Mr. Hughes has the right to acquire within 60 days of December 31, 2007 by the exercise of vested stock options. Includes 77,042 shares of Class A common stock and 2,695 shares of Class B common stock allocated to Mr. Hughes under the Stock Purchase Plan, as of December 31, 2007. See within item 11 of this report, "Executive Compensation: Summary Compensation Table." Includes a grant of restricted stock the vesting of which is contingent on 2008 or 2009 EBITDAS exceeding $200 million. Includes 325,890 shares of Class A common stock pledged as security.

[8]

Includes 460,000 shares which Mr. Lowber has the right to acquire within 60 days of December 31, 2007 by the exercise of vested stock options. Includes 28,308 shares of Class A common stock and 5,986 shares of Class B common stock allocated to Mr. Lowber under the Stock Purchase Plan, as of December 31, 2007.

[9]

Includes 213,750 shares which Mr. Benkhe has the right to acquire within 60 days of December 31, 2007 by the exercise of vested stock options. Includes 3,685 shares of Class A common stock allocated to Mr. Behnke under the Stock Purchase Plan, as of December 31, 2007.

[10]

Includes 112,000 shares of Class A common stock which Mr. Chapados has the right to acquire within 60 days of December 31, 2007 by the exercise of vested stock options. Includes a grant of restricted stock the vesting of which is contingent on 2008 or 2009 EBITDAS exceeding $200 million.

[11]

Includes 17,102 shares of Class A common stock and 485 shares of Class B common stock allocated to Mr. Walp under the Stock Purchase Plan. Includes 27,170 shares of Class A common stock which Mr. Walp has the right to acquire within 60 days of December 31, 2007 by the exercise of vested stock options.

[12]

Includes 2,663,420 shares of Class A common stock which such persons have the right to acquire within 60 days of December 31, 2007 through the exercise of vested stock options. Includes 398,920 shares of Class A common stock and 25,601 shares of Class B common stock allocated to such persons under the Stock Purchase Plan.

Changes in Control

Pledged Assets and Securities. Our obligations under our credit facilities are secured by substantially all of our assets. Should there be a default by us under such agreements, our lenders could gain control of our assets. We have been at all times since January 1, 2007 and up through December 31, 2007, in compliance with all material terms of these credit facilities. These obligations and pledges are further described in our annual report for the year ended December 31, 2007 ("Annual Report").

Senior Notes. In February 2004 GCI, Inc., our wholly-owned subsidiary, sold $250 million in aggregate principal amount of senior debt securities, and in December 2004 GCI, Inc. sold an additional $70 million in similar debt securities, with the full complement of $320 million due in 2014. The net proceeds from these senior notes were used to repay our then existing $180 million in senior notes, to repay term and revolving portions of our senior credit facility totaling $53.8 million, to repurchase equity from Verizon (at the time of repurchase, MCI), and for other of our ongoing operations.

The senior notes are subject to the terms of an indenture entered into by GCI, Inc. Upon the occurrence of a change of control, as defined in the Indenture, GCI, Inc. is required to offer to purchase those senior notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest. The indenture provides that those senior notes are redeemable at the option of GCI, Inc. at specified redemption prices commencing in 2009. The terms of the senior notes contain limitations on the ability of GCI, Inc. and its restricted subsidiaries to incur additional indebtedness, limitations on investments, payment of dividends and other restricted payments and limitations on liens, asset sales, mergers, transactions with affiliates and operation of unrestricted subsidiaries. The indenture also limits the ability of GCI, Inc. and its restricted subsidiaries to enter into or allow to exist specified restrictions on the ability of GCI, Inc. to receive distributions from restricted subsidiaries.

For purposes of the indenture and the senior notes, the restricted subsidiaries consist of all of our direct or indirect subsidiaries, with the exception of the unrestricted subsidiaries, none of which existed as of December 31, 2007. Under the terms of the Indenture an unrestricted subsidiary is a subsidiary of GCI, Inc. so designated from time to time in accordance with procedures as set forth in the Indenture.

We and GCI, Inc. have since the issuance of the senior notes and up through December 31, 2007, been in compliance with all material terms of the Indenture including making timely payments on the obligations of GCI, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Transactions with Related Persons

Verizon. As of December 31, 2007, we continued to have a significant business relationship with Verizon (since its acquisition of MCI in January 2006, and, prior to that, we had a similar relationship with MCI) including the following:

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

•

One of our directors (Mr. Mooney) was an officer and employee of Verizon during 2006 and up through September 2007, and another one of our directors (Mr. Edgerton) was an officer and employee of Verizon during 2006 and up to March 2007.

•

In June 2000 we granted stock options to certain of our directors or the company for which each may have been employed (options to Mr. Mooney and another former director were granted to WorldCom Ventures, Inc., a previously wholly-owned indirect subsidiary of MCI).

Revenues attributed to the Verizon Traffic Carriage Agreement in 2007 were approximately $71.5 million or approximately 13.7% of total revenues. Payments by us to Verizon under the Company Traffic Carriage Agreement in 2007 were approximately $4.8 million or approximately 2.7% of total cost of sales and services. The Verizon Traffic Carriage Agreement provides for a term to December 2009.

Stanton Shareholdings, Registration Rights Agreement. As of December 31, 2007 and as a result of the sale by Verizon of all its shareholdings in our Class B common stock to John W. Stanton and Theresa E. Gillespie, husband and wife (collectively, "Stantons"), the Stantons are significant shareholders of that class of our stock. As of December 31, 2007, neither the Stantons nor the Stantons' affiliates were our directors, officers, nominees for election as directors, or members of the immediate family of such directors, officers, or nominees.

We are a party to a registration rights agreement with the Stantons ("Stanton Registration Rights Agreement") regarding all shares the Stantons hold in our Class B common stock and any shares of our Class A common stock resulting from conversion of the Class B common stock to Class A common stock. The basic terms of the Stanton Registration Rights Agreement are as follows. If we propose to register any of our securities under the Securities Act of 1933, as amended ("Securities Act") for our own account or for the account of one or more of our shareholders, we must notify the Stantons of that intent. In addition, we must allow the Stantons an opportunity to include the holder's shares ("Stanton Registerable Shares") in that registration.

Under the Stanton Registration Rights Agreement, the Stantons also have the right, under certain circumstances, to require us to register all or any portion of the Stanton Registerable Shares under the Securities Act. The agreement is subject to certain limitations and restrictions, including our right to limit the number of Stanton Registerable Shares included in the registration. Generally, we are required to pay all registration expenses in connection with each registration of Stanton Registerable Shares pursuant to this agreement.

The Stanton Registration Rights Agreement specifically states we are not required to effect any registration on behalf of the Stantons regarding Stanton Registerable Shares if the request for registration covers an aggregate number of Stanton Registerable Shares having a market value of less that $1.5 million. The agreement further states we are not required to effect such a registration for the Stantons where we have at that point previously filed two registration statements with the SEC, or where the registration would require us to undergo an interim audit or prepare and file with the SEC sooner than otherwise required financial statements relating to the proposed transaction. Finally, the agreement states we are not required to effect such a registration when in the opinion of our legal counsel a registration is not required in order to permit resale under Rule 144 as adopted by the SEC pursuant to the Exchange Act.

The Stanton Registration Rights Agreement provides that the first demand for registration by the Stantons must be for no less than 15% of the total number of Stanton Registerable Shares. However, the Stantons may take the opportunity to require us to include the Stanton Registerable Shares as incidental to a registered offering proposed by us.

Duncan Leases. We entered into a long-term capital lease agreement ("Duncan Lease") in 1991 with a partnership in which Mr. Duncan held a 50% ownership interest. Mr. Duncan sold his interest in the partnership in 1992 to Dani Bowman, who later became Mr. Duncan's spouse. However, Mr. Duncan remains a guarantor on the note which was used to finance the acquisition of the property subject to the Duncan Lease. That property consists of a building presently occupied by us. The original Duncan Lease term was 15 years with monthly payments of $14,400, increasing in $800 increments at each two-year anniversary of the lease, beginning in 1993.

As of December 31, 2007, the monthly payments were $21,532 per month on the Duncan Lease. It further provides that, should the property not be sold prior to the end of the tenth year of the lease, the partnership would pay to us the greater of one-half of the appreciated value of the property over $1,035,000, or $500,000. We received payment of $500,000 in the form of a note in February 2002. The property subject to the Duncan Lease was capitalized in 1991 at the partnership's cost of $900,000, and the Duncan Lease obligation was recorded in our Annual Report.

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

In January 2001 we entered into an aircraft operating lease agreement with a company owned by Mr. Duncan. The lease agreement is month-to-month and may be terminated at any time upon 120 days written notice. Upon executing the lease agreement, the lessor was granted an option to purchase 250,000 shares of our Class A common stock at $6.50 per share. Of that amount, options for 100,000 shares were previously exercised and the remaining options for 150,000 shares were as of the December 31, 2007 fully exercisable. We paid a deposit of $1.5 million to the lessor in connection with the lease agreement. The deposit will be repaid to us upon the earlier of six months after the lease terminates or nine months after the date of a termination notice as provided in the lease agreement. Effective in January 2002 the lease payment was increased to $50,000 per month and the lessor agreed to repay the deposit upon termination of the lease. We agreed to allow the lessor, at its option, to repay the deposit with Company common stock, assuming such repayment did not violate any covenants in our credit facilities.

On February 25, 2005 we amended the aircraft operating lease agreement to accommodate the lessor's purchase of a replacement aircraft. The amendment increased the monthly lease rate from $50,000 to $75,000 upon the earlier of the sale of the aircraft covered by the original lease agreement or May 25, 2005. Prior to the earlier of the sale of the aircraft covered by the original lease agreement or May 25, 2005, we paid a monthly lease rate of $125,000. Other terms of the lease were not changed.

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

A significant portion of the compensation paid to our executive officers is in the form of stock options. Because insider sales of our capital stock upon exercise of such options might have a negative impact on the price of our common stock, in the past our board had encouraged our executive officers not to exercise stock options and sell the underlying stock to meet personal financial requirements. We had instead extended loans to those executive officers. As of December 31, 2007, all loans had been repaid.

Only two of our senior executive officers had during 2007 remaining indebtedness to us. The largest aggregate principal amount of indebtedness owed to us by these two executive officers during 2007, and the amount of principal and accrued interest that remained outstanding as of December 31, 2007 were as follows (executive officers not listed had no indebtedness to us during that period):

Name	Largest Aggregate Principal Amount Outstanding ($)	Principal Amount Outstanding as of 12/31/2007 ($)	Interest Amount Outstanding as of 12/31/2007 ($)
Richard P. Dowling	25,000	- - -	- - -
Ronald A. Duncan	1,716,712	- - -	- - -

Mr. Duncan's loans were made for his personal use and to exercise rights under stock option agreements. The loans accrued interest at the prime rate as published in the Wall Street Journal and were unsecured. Repayment installments in the amount of $750,000 were due and payable on each of December 31, 2006 and 2007, with the remaining balance due and payable on February 8, 2007, together with accrued interest. The notes were paid in full on February 2, 2007.

The $25,000 owed by Mr. Dowling was unsecured, was payable in full on December 31, 2006 and bore interest at our variable rate under our senior credit facility. Principal of $25,000 and interest of $6,330 were owed at December 31, 2006 but paid in full in January 2007.

Review Procedure for Transactions with Related Persons

The following describes our policies and procedures for the review, approval or ratification of transactions in which we are to be a participant and where the amount involved in each instance exceeds $120,000 and in which any related person had or is to have a direct or indirect material interest ("Related Transactions"). Here, we use the term "related person" to mean any person who is one of our directors, a nominee for director, an immediate family member of one of our directors or executive officers, any person who is a holder of five percent or more of a class of our common stock, or any immediate family member of such a holder.

A related person who is one of our officers, directors or employees ("Employee") is subject to our Ethics Code. The Ethics Code requires the Employee to act in the best interest of the Company and to avoid situations which may conflict with this obligation. The code specifically provides that a conflict of interest occurs when an Employee's private interest interferes in any way with our interest. In the event an Employee suspects such a conflict, or even an appearance of conflict, he or she is urged by the Ethics Code to report the matter to an appropriate authority. The Ethics Code, Nominating and Corporate Governance Committee Charter and the Audit Committee Charter define that authority as being our Chief Financial Officer, the Nominating and Corporate Governance Committee, the Audit Committee (in the context of suspected illegal or unethical behavior-related violations pertaining to accounting, or internal controls on accounting or audit matters), or the Employee's supervisor within the Company, as the case may be.

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

Director Independence

We define independent director ("Independent Director") as an individual, other than one of our executive officers or employees, and other than any other individual having a relationship which in the opinion of our board would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Mr. Mooney, a member of our board, was an officer of Verizon Communications, Inc. ("Verizon") up through September 2007. Throughout 2006 and up through March 2007, Mr. Edgerton, a member of our board, was an officer of Verizon. In January 2006 Verizon acquired MCI, Inc. ("MCI") including its ownership interest in us. In March 2007 Verizon sold all of its shares of Class B common stock constituting in excess of 5% of that class of outstanding Company stock. As of December 31, 2007, Verizon held securities of the Company only in the form of options to acquire less than 1% of our outstanding shares of Class A common stock. Mr. Brett, our Chairman of the Board, while in that capacity an officer under our Bylaws and responsible for the conduct of our board meetings and shareholder meetings when present, is considered by our board to have no greater influence on our affairs or authority to act on behalf of us than any of the non-executive directors on our board.

Our board believes each of its members satisfies that definition of an Independent Director, with the exception of Mr. Duncan who is an officer and employee of the Company. That is, in the case of all other board members, our board believes each of them is an individual having a relationship which does not interfere with the exercise of independent judgment in carrying out the member's responsibilities to us.

Item 14.	Principal Accountant Fees and Services.

Overview

Our Audit Committee has retained KPMG LLP as our External Auditor, i.e., independent certified public accountants for us, during 2007. It is anticipated that the Audit Committee will appoint KPMG LLP as our External Auditor for 2008. A representative of KPMG LLP is expected to be present at our annual meeting. The representative will have the opportunity to make a statement, if so desired, and will be available to respond to appropriate questions.

Pre-Approval Policies and Procedures

We have established as policy, through the adoption of the Audit Committee Charter that, before our External Auditor is engaged by us to render audit services, the engagement must be approved by the Audit Committee.

While our Audit Committee may, in the alternative, establish specific additional pre-approval policies and procedures to be followed in selection and engagement of an External Auditor and which are detailed as to the particular service, require that the Audit Committee is informed of each service and require that such policies and procedures do not include delegation of the committee's responsibilities under the Exchange Act to our management, the committee has not established such alternative to its direct pre-approval of our External Auditor.

Our pre-approval policies and procedures with respect to Non-Audit Services include as a part of the Audit Committee Charter that the Audit Committee may choose any of the following options for approving such services:

•	Full Audit Committee– The full Audit Committee can consider each Non-Audit Service.

•	Designee– The Audit Committee can designate one of its members to approve a Non-Audit Service, with that member reporting approvals to the full committee.

•	Pre-Approval of Categories– The Audit Committee can pre-approve categories of Non-Audit Services. Should this option be chosen, the categories must be specific enough to ensure both of the following –

o	The Audit Committee knows exactly what it is approving and can determine the effect of such approval on auditor independence.

o	Management will not find it necessary to decide whether a specific service falls within a category of pre-approved Non-Audit Service.

The Audit Committee's pre-approval of Non-Audit Services may be waived under specific provisions of the Audit Committee Charter. The prerequisites for waiver are as follows: (1) the aggregate amount of all Non-Audit Services constitutes not more than 5% of the total amount of revenue paid by us to the External Auditor during the fiscal year in which those services are provided; (2) the service is originally thought to be a part of an audit by our External Auditor; (3) the service turns out to be a Non-Audit Service; and (4) the service is promptly brought to the attention of the Audit Committee and approved prior to completion of the audit by the committee or by one or more members of the committee who are members of our board to whom authority to grant such approvals has been delegated by the committee.

During 2007, there were no waivers of our Audit Committee pre-approval policy.

Fees and Services

KPMG LLP has, as our External Auditor, provided certain audit, audit-related, and tax services. The aggregate fees billed in each of these categories for each of the past two fiscal years are as follows:

•

Audit Fees– Were $646,500 and $593,950 for 2007 and 2006, respectively. Included in this category are fees for our annual financial statement audit, quarterly financial statement reviews, and reviews of other filings by us with the SEC.

52

•

Audit-Related Fees– Were $13,500 and $14,000 for 2007 and 2006, respectively. Included in this category are fees for the audit of the Stock Purchase Plan and review of the related annual report on Form 11-K filed with the SEC.

•	Tax Fees– Were $26,250 and $22,350 for 2007 and 2006, respectively. Included in this category are fees for review of our state and federal income tax returns and consultation on various tax matters.

•	All Other Fees– None for 2007 and 2006.

All of the services described above were approved in conformity with the Audit Committee's pre-approved policy.

Item 15(b). Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company dated August 20, 2007 (37)
3.1.1	Articles of Amendment to the Restated Articles of Incorporation of the Company dated July 24, 2007 (37)
3.2	Amended and Restated Bylaws of the Company dated August 20, 2007 (35)
4.1	Certified copy of the General Communication, Inc. Amendment No. 1, dated as of June 25, 2007, to the Amended and Restated 1986 Stock Option Plan (33)
10.3	Westin Building Lease (3)
10.4	Duncan and Hughes Deferred Bonus Agreements (4)
10.5	Compensation Agreement between General Communication, Inc. and William C. Behnke dated January 1, 1997 (13)
10.6	Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska (2)
10.13	MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (5)
10.14	Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (5)
10.15	Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.16	Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.17	Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.20	The GCI Special Non-Qualified Deferred Compensation Plan (7)
10.21	Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI Communication Corp. (7)
10.25	Licenses: (3)
10.25.1	214 Authorization
10.25.2	International Resale Authorization
10.25.3	Digital Electronic Message Service Authorization
10.25.11	Certificate of Convenience and Public Necessity – Telecommunications Service (Local Exchange) dated July 7, 2000 (29)
10.26	ATU Interconnection Agreement between GCI Communication Corp. and Municipality of Anchorage, executed January 15, 1997 (12)
10.29	Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (8)
10.30	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and Alaska Cablevision, Inc. (8)
10.31	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and McCaw/Rock Homer Cable System, J.V. (8)
10.32	Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and McCaw/Rock Seward Cable System, J.V. (8)

10.33	Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among General Communication, Inc., and the Prime Sellers Agent (9)
10.34	First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (9)
10.36	Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order U-96-89(5) dated January 14, 1997 (12)
10.37	Amendment to the MCI Carrier Agreement executed April 20, 1994 (12)
10.38	Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (11)
10.39	MCI Carrier Addendum—MCI 800 DAL Service effective February 1, 1994 (11)
10.40	Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (11)
10.41	Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (11)
10.42	Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (12)
10.43	Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (11)
10.44	Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (14)
10.45	First Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated April 1, 1996 (14)
10.46	Service Mark License Agreement between MCI Communications Corporation and General Communication, Inc. dated April 13, 1994 (13)
10.47	Radio Station Authorization (Personal Communications Service License), Issue Date June 23, 1995 (13)
10.50	Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc. and GCI Network Systems dated April 1, 1992 (14)
10.51	Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August 1, 1996 (14)
10.52	Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc. (2)
10.54	Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings dated September 23, 1996 (13)
10.55	Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (13)
10.58	Employment and Deferred Compensation Agreement between General Communication, Inc. and John M. Lowber dated July 1992 (13)
10.59	Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated August 15, 1994 (13)
10.60	Transponder Lease Agreement between General Communication Incorporated and Hughes Communications Satellite Services, Inc., executed August 8, 1989 (6)
10.61	Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and Hughes Communications Galaxy, Inc. dated August 24, 1995 (13)
10.62	Order Approving Application, Subject to Conditions; Requiring Filing; and Approving Proposed Tariff on an Inception Basis, dated February 4, 1997 (13)
10.66	Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp. dated as of July 11, 1997. (15)
10.67	Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System Partnership Contract Variation No. 1 dated as of December 1, 1997. (15)

10.71	Third Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated February 27, 1998 (16)
10.80	Fourth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom. (17)
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

56

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

57

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

10.144	Strategic Roaming Agreement dated as of October 30, 2007 between Alaska DigitTel, LLC. And WirelessCo L.P. # (37)
10.145

CDMA Build-out Agreement dated as of October 30, 2007 between Alaska DigitTel, LLC. and WirelessCo L.P. (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) # (37)

10.146	Long-term de Facto Transfer Spectrum Leasing agreement between Alaska DigitTel, LLC. and SprintCom, Inc. # (37)
10.147

Twelfth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formerly known as MCI WorldCom Network Services) dated November 19, 2007 (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) # (37)

10.148

Stock Purchase Agreement dated as of October 12, 2007 among GCI Communication Corp., United Companies, Inc., Sea Lion Corporation and Togiak Natives LTD. (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) (37)

14	Code Of Business Conduct and Ethics (originally reported as exhibit 10.118) (25)

58

21.1	Subsidiaries of the Registrant (37)
23.1	Consent of KPMG LLP (Independent Public Accountant for Company) (37)
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (37)
99	Additional Exhibits:
99.1	The Articles of Incorporation of GCI Communication Corp. (1)
99.2	The Bylaws of GCI Communication Corp. (1)
99.7	The Bylaws of GCI Cable, Inc. (10)
99.8	The Articles of Incorporation of GCI Cable, Inc. (10)
99.15	The Bylaws of GCI Holdings, Inc. (13)
99.16	The Articles of Incorporation of GCI Holdings, Inc. (13)
99.17	The Articles of Incorporation of GCI, Inc. (12)
99.18	The Bylaws of GCI, Inc. (12)
99.27	The Partnership Agreement of Alaska United Fiber System (15)
99.28	The Bylaws of Potter View Development Co., Inc. (19)
99.29	The Articles of Incorporation of Potter View Development Co., Inc. (19)
99.34	The Bylaws of GCI Fiber Communication, Co., Inc. (20)
99.35	The Articles of Incorporation of GCI Fiber Communication, Co., Inc. (20)

________________
#

CONFIDENTIAL PORTION has been omitted pursuant to a request for confidential treatment by us to, and the material has been separately filed with, the Securities and Exchange Commission. Each omitted Confidential Portion is marked by three asterisks.

* Filed herewith.
________________

Exhibit Reference	Description
1	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1990
2	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1991
3	Incorporated by reference to The Company’s Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
4	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1989.
5	Incorporated by reference to The Company’s Current Report on Form 8-K dated June 4, 1993.
6	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
7	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

59

8	Incorporated by reference to The Company’s Form S-4 Registration Statement dated October 4, 1996.
9	Incorporated by reference to The Company’s Current Report on Form 8-K dated November 13, 1996.
10	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
11	Incorporated by reference to The Company’s Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.
12	Incorporated by reference to The Company’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
13	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
14	Incorporated by reference to The Company’s Amendment No. 2 to Form S-3/A Registration Statement (File No. 333-28001) dated July 21, 1997.
15	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
16	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
17	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
18	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
19	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
20	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
21	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
22	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
23	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
24	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
25	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
26	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
27	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
28	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
29	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006.
30	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
31	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.

60

32	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 19, 2007.
33	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
34	Incorporated by reference to The Company’s Form S-8 filed with the SEC on July 27, 2007.
35	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
36	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
37	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 7, 2008.

61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President
(Chief Executive Officer)

Date:	April 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen M. Brett	Chairman of Board and Director	April 21, 2008
Stephen M. Brett

/s/ Ronald A. Duncan	President and Director	April 25, 2008
Ronald A. Duncan	(Principal Executive Officer)

Jerry A. Edgerton	Director	April 15, 2008
Jerry A. Edgerton

/s/ Scott M. Fisher	Director	April 25, 2008
Scott M. Fisher

Director
William P. Glasgow

/s/ Stephen R. Mooney	Director	April 25, 2008
Stephen R. Mooney

/s/ James M. Schneider	Director	April 25, 2008
James M. Schneider

/s/ John M. Lowber	Senior Vice President, Chief Financial	April 25, 2008
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	April 25, 2008
Lynda L. Tarbath	Officer (Principal Accounting Officer)

62