Form 10-Q
period 2008-03-31
GENERAL COMMUNICATION INC
filed 2008-06-04
CIK 808461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of the registrant's classes of common stock as of April 30, 2008 was:

49,915,000 shares of Class A common stock; and

3,255,619 shares of Class B common stock.

GENERAL COMMUNICATION, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2008 (unaudited)
	and December 31, 2007	4

	Consolidated Income Statement for the three months ended
	March 31, 2008 (unaudited) and 2007 (as restated, unaudited)	6

	Consolidated Statements of Cash Flows for the three months
	ended March 31, 2008 (unaudited) and 2007 (as restated, unaudited)	7

	Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 6.	Exhibits	41

Other items are omitted, as they are not applicable.

SIGNATURES		42

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” or “continue” or the negative of those words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating those statements, you should specifically consider various factors, including those identified under “Risk Factors” in Item 1A of our December 31, 2007 annual report on Form 10-K, and elsewhere in this Quarterly Report. Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	(Unaudited)
	March 31,	December 31,
ASSETS	2008	2007

Current assets:
Cash and cash equivalents	$17,165	13,074

Receivables	92,154	97,913
Less allowance for doubtful receivables	1,551	1,657
Net receivables	90,603	96,256

Deferred income taxes	21,870	5,734
Prepaid expenses	6,563	5,356
Inventories	3,814	2,541
Other current assets	679	717
Total current assets	140,694	123,678

Property and equipment in service, net of depreciation	519,675	504,273
Construction in progress	84,950	69,409
Net property and equipment	604,625	573,682

Cable certificates	191,565	191,565
Goodwill	42,181	42,181
Wireless certificates	25,757	25,757
Other intangible assets, net of amortization	11,873	11,769
Deferred loan and senior notes costs, net of amortization	5,985	6,202
Other assets	9,508	9,399
Total other assets	286,869	286,873
Total assets	$1,032,188	984,233

See accompanying notes to interim consolidated financial statements.

4	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(Amounts in thousands)	(Unaudited)
	March 31,	December 31,
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY	2008	2007

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$2,382	2,375
Accounts payable	41,847	35,747
Deferred revenue	17,385	16,600
Accrued payroll and payroll related obligations	15,263	16,329
Accrued liabilities	8,326	7,536
Accrued interest	3,076	8,927
Subscriber deposits	956	877
Total current liabilities	89,235	88,391

Long-term debt	555,667	536,115
Obligations under capital leases, excluding current maturities	2,306	2,290
Obligation under capital lease due to related party, excluding current maturity	441	469
Deferred income taxes	103,207	84,295
Other liabilities	17,175	13,241
Total liabilities	768,031	724,801

Minority interest	6,528	6,478

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 49,915 and 50,437 shares at March 31, 2008 and December 31, 2007, respectively; outstanding 49,444 and 49,425 shares at March 31, 2008 and December 31, 2007, respectively	150,616	155,980
Class B. Authorized 10,000 shares; issued 3,256 and 3,257 shares at March 31, 2008 and December 31, 2007, respectively; outstanding 3,254 and 3,255 shares at March 31, 2008 and December 31, 2007, respectively; convertible on a share-per-share basis into Class A common stock	2,750	2,751
Less cost of 473 Class A and Class B common shares held in treasury at March 31, 2008 and December 31, 2007	(3,450)	(3,448)
Paid-in capital	22,180	20,132
Retained earnings	85,533	77,539
Total stockholders’ equity	257,629	252,954
Total liabilities, minority interest, and stockholders’ equity	$1,032,188	984,233

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share amounts)	2008	(as restated) 2007
Revenues	$134,674	125,031

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	51,311	47,990
Selling, general and administrative expenses	46,406	43,605
Depreciation and amortization expense	22,782	20,866
Operating income	14,175	12,570

Other income (expense):
Interest expense	(8,685)	(8,318)
Loan and senior note fees	(223)	(180)
Interest income	81	184
Minority interest	(50)	13
Other expense, net	(8,877)	(8,301)

Income before income tax expense	5,298	4,269

Income tax expense	2,769	1,963

Net income available to common shareholders	$2,529	2,306

Basic net income available to common shareholders per common share	$0.05	0.04

Diluted net income available to common shareholders per common share	$0.04	0.04

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

(Amounts in thousands)	2008	(as restated) 2007
Cash flows from operating activities:
Net income	$2,529	2,306
Adjustments to reconcile net income to net cash provided by operating activities (net of effects of acquisition):
Depreciation and amortization expense	22,782	20,866
Deferred income tax expense	2,769	1,963
Share-based compensation expense	1,260	985
Other noncash income and expense items	1,498	1,153
Change in operating assets and liabilities, net of acquisition	4,686	(5,424)
Net cash provided by operating activities	35,524	21,849

Cash flows from investing activities:
Purchases of property and equipment	(49,647)	(30,454)
Purchases of other assets and intangible assets	(1,183)	(396)
Purchase of business	---	(19,530)
Restricted cash	---	4,612
Other	---	25
Net cash used in investing activities	(50,830)	(45,743)

Cash flows from financing activities:
Borrowing on Senior Credit Facility	20,000	---
Repayment of debt and capital lease obligations	(567)	(25,577)
Proceeds from common stock issuance	16	1,566
Other	(52)	(8)
Net cash provided by (used in) financing activities	19,397	(24,019)
Net increase (decrease) in cash and cash equivalents	4,091	(47,913)
Cash and cash equivalents at beginning of period	13,074	57,647

Cash and cash equivalents at end of period	$17,165	9,734

See accompanying notes to interim consolidated financial statement.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

The accompanying unaudited interim consolidated financial statements include the accounts of General Communication, Inc. (“GCI”) and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007, filed as part of our annual report on Form 10-K (as described further in note 1(j) below, these audited consolidated financial statements will be amended in connection with the Form 10-K/A to be filed subsequent to the filing of this Form 10-Q). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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
•

Competitive local access services in Anchorage, Fairbanks, Juneau, Wasilla, Eagle River, Kodiak, Palmer, Kenai, Soldotna, Chugiak, Sitka, Valdez, Ketchikan and Homer, Alaska as of March 31, 2008 with on-going expansion into additional Alaska communities,

•	Long-distance telephone service between Alaska and the remaining United States and foreign countries,
•	Resale and sale of postpaid and sale of prepaid wireless telephone services and sale of wireless telephone handsets and accessories,
•	Data network services,
•	Internet access services,
•	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to hospitals and health clinics, and managed video conferencing,
•	Managed services to certain commercial customers,
•	Sales and service of dedicated communications systems and related equipment,
•

Lease, sales and maintenance of capacity on our fiber optic cable systems used in the transmission of interstate and intrastate data, switched message long-distance and Internet services within Alaska and between Alaska and the remaining United States and foreign countries, and

•	Distribution of white and yellow pages directories to residential and business customers in certain markets we serve and on-line directory products.

(b)	Principles of Consolidation

The consolidated financial statements include the consolidated accounts of GCI and its wholly-owned subsidiaries, as well as a variable interest entity in which we are the primary beneficiary as defined by Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” All significant intercompany transactions are eliminated.

8	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

(c)	Earnings per Common Share

EPS and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2008			2007 (as amended)
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Basic EPS:
Net income available to common shareholders	$ 2,529	52,259	$0.05	$ 2,306	53,260	$0.04
Effect of Dilutive Securities:
Unexercised stock options	---	376	---	---	1,580	---
Unvested stock awards	---	23	---	---	---	---
Diluted EPS:
Effect of share based compensation that may be settled in cash or shares	(548)	248	---	(193)	113	---
Net income adjusted for effect of share based compensation that may be settled in cash or shares	$ 1,981	52,906	$0.04	$ 2,113	54,953	$0.04

Weighted average shares associated with outstanding share awards for the three months ended March 31, 2008 and 2007, which have been excluded from the computations of diluted EPS because the effect of including these share awards would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended
	March 31,
	2008	2007
Weighted average shares associated with outstanding stock options	5,004	891

Additionally, weighted average shares associated with contingent awards of 376,000 for the three months ended March 31, 2008 were excluded from the computation of diluted EPS.

We have not issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings when, and if, we declare dividends on our common stock and, therefore, we do not apply the two-class method of calculating earnings per share.

(d)	Common Stock

Following are the changes in issued common stock for the three months ended March 31, 2008 and 2007 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2006	50,191	3,370
Class B shares converted to Class A	111	(111)
Shares issued under stock option plan	225	---
Shares retired	(212)	(1)
Balances at March 31, 2007	50,315	3,258

9	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Balances at December 31, 2007	50,437	3,257
Class B shares converted to Class A	1	(1)
Shares issued under stock option plan	2	---
Shares issued under the Director Compensation Plan	20	---
Shares retired	(540)	---
Other	(5)	---
Balances at March 31, 2008	49,915	3,256

GCI's Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class B common stock. GCI's Board of Directors authorized us to make up to $80.0 million of repurchases through March 31, 2008, under which we have made repurchases of $68.9 million through March 31, 2008. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters. The Additional Incremental Term Loan agreement entered into on May 2, 2008 and described in note 7 allows for the repurchase of our common stock under our buyback program when our total debt leverage is below 4.0 times EBITDAS.

During the three months ended March 31, 2008 we repurchased no shares of our Class A and B common stock. During the three months ended March 31, 2007 we received in lieu of a cash payment on a note receivable 113,000 shares of our Class A common stock at a cost of $1.7 million. The cost of the repurchased common stock is recorded in Retained Earnings on our Consolidated Balance Sheets. At March 31, 2008, all repurchased shares of our Class A common stock had been retired. At March 31, 2008, we have authorization to purchase up to $11.1 million of our common stock.

(e)	Asset Retirement Obligations

Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at March 31, 2008 and 2007 (amounts in thousands):

Balance at December 31, 2006	$3,408
Liability incurred	86
Accretion expense for the three months ended March 31, 2007	35
Liability settled	(2)
Balance at March 31, 2007	$3,527

Balance at December 31, 2007	$4,173
Accretion expense for the three months ended March 31, 2008	26
Balance at March 31, 2008	$4,199

Our asset retirement obligations are included in Other Liabilities.

10	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

(f)	Use of Estimates

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

(g)	Classification of Taxes Collected from Customers

We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our income statement. We report a certain surcharge on a gross basis in our income statement of $950,000 and $968,000 for the three months ended March 31, 2008 and 2007, respectively.

(h)	Change in Accounting Policy

Effective January 1, 2008 we prospectively changed our accounting policy for recording depreciation on our property and equipment placed in service. For assets placed in service on or after January 1, 2008 we are using a mid-month convention to recognize depreciation expense. Previous to this change we used the half-year convention to recognize depreciation expense in the year an asset was placed in service, regardless of the month the property and equipment was placed in service. We believe the mid-month convention is preferable because it results in more precise recognition of depreciation expense over the estimated useful life of the asset. No retroactive adjustment has been made. As a result of this accounting change, our reported amount of depreciation expense has increased $143,000, our reported operating income has decreased $143,000, our reported net income has decreased $67,000, and our earnings per share has not changed from what we would have reported had we continued to use our previous accounting policy during the three months ended March 31, 2008.

(i)	Restatement, Immaterial Error Correction and Reclassification

On May 27, 2008, the Audit Committee of GCI's Board of Directors and GCI management concluded that we should restate our previously issued 2007 quarterly results by filing an amendment to our December 31, 2007 annual report on Form 10-K for various corrections as described below. The corrections made as part of the restatement of our results of operations for the three months ended March 31, 2007 follow:

•

We decreased depreciation expense $872,000 to correct an error in calculating depreciation in the initial year an asset is placed in service. We originally recorded our estimated depreciation expense evenly throughout the year with periodic adjustments based upon improved estimates or actual results. In accordance with GAAP we now initially record depreciation expense in the month an asset is placed in service. Depreciation was improperly allocated among quarters, but the year-end total was correct. Therefore the restatement impacts the quarterly results but not the December 31, 2007 year-end results;

Additionally we are correcting the 2007 quarters for errors that have been determined to be immaterial individually and in the aggregate. Other than the interest capitalization, the other adjustments impact the quarterly results, but do not impact the December 31, 2007 year-end results. They are as follows:

•

We decreased interest expense $382,000 to correct an interest capitalization error on certain assets. Our capitalized interest policy was too restrictive and resulted in no interest capitalization on certain qualifying capital expenditures. Our capitalized interest policy now conforms to GAAP;

11	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

•	We increased depreciation expense $322,000 due to the recognition of depreciation on additional capitalized interest;
•	We increased revenue $319,000 to correct a configuration error in the automated interface between our unified billing system and our general ledger;
•

We increased revenue $133,000 to correct revenue recognition for a majority noncontrolling interest in a subsidiary that was recognizing a certain type of revenue on a cash basis rather than an accrual basis;

•	We decreased share-based compensation expense $42,000 to correct expense recognition timing for options that did not vest in equal increments over the vesting period;
•	We decreased depreciation expense $38,000 due to a revision of the Alaska DigiTel purchase price allocation, and;
•	We decreased income tax expense $688,000 to record the income tax effect of the corrections described above.

We will include an immaterial error correction in our amended December 31, 2007 annual report on Form 10-K to correct interest expense due to the interest capitalization error and the related depreciation expense on the capitalized interest assets discussed above. The immaterial error correction will increase depreciation expense $1.3 million, decrease interest expense $1.7 million, and increase income tax expense $201,000 for the year ended December 31, 2007. The immaterial error correction will also increase cash provided by operating activities $1.7 million and increase cash used by investing activities $1.7 million for the year ended December 31, 2007. The immaterial error correction will also increase property and equipment in service $5.9 million and increase accumulated depreciation $4.0 million as of December 31, 2007. The immaterial error correction for periods prior to 2005 will be recorded by increasing property and equipment, net of accumulated depreciation $1.4 million, increasing deferred income tax liability by $611,000 and increasing retained earnings $805,000 as of January 1, 2005. The impact of the immaterial error correction is reflected in the accompanying December 31, 2007 consolidated balance sheet. The impact of the immaterial error correction for the three months ended March 31, 2007 is included in the quarterly restatement as described above.

We reclassified $4.9 million of network maintenance and operations expense from selling, general and administrative expense to Cost of Goods Sold for the three months ended March 31, 2007. We believe this change in accounting more closely aligns our maintenance and operations components to the nature of expenses included in our financial statement captions, and will improve the comparability of our financial statement presentation with our industry peers.

The impact of the restatement and immaterial error correction adjustments and the reclassification as described above for the period presented is as follows (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2007
	As previously reported[1]	Adjust-ments	Reclass-ification	As restated
Revenues	$124,579	452	---	125,031

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	43,113	---	4,877	47,990
Selling, general and administrative expenses	48,524	(42)	(4,877)	43,605
Depreciation and amortization expense	21,454	(588)	---	20,866
Operating income	11,488	1,082	---	12,570

Other income (expense):
Interest expense	(8,700)	382	---	(8,318)
Loan and senior note fees	(180)	---	---	(180)
Interest income	184	---	---	184
Minority interest	13	---	---	13

12	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Other expense, net	(8,683)	382	---	(8,301)

Income before income tax expense	2,805	1,464	---	4,269

Income tax expense	1,275	688	---	1,963

Net income available to common shareholders	$1,530	776	---	2,306

Basic net income available to common shareholders per common share	$0.03	0.01	---	0.04

Diluted net income available to common shareholders per common share	$0.02	0.02	---	0.04

Cash provided by operating activities	$21,467	382	---	21,849
Cash used in investing activities	(45,361)	(382)	---	(45,743)
Cash used in financing activities	(24,019)	---	---	(24,019)

1 As reported on Form 10-Q for the quarter ended March 31, 2007

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures

Changes in operating assets and liabilities, net of acquisition, consist of (amounts in thousands):

Three month period ended March 31,	2008	2007 (as restated)
Decrease in accounts receivable	$9,466	2,067
Increase in prepaid expenses	(1,008)	(975)
Increase in inventories	(1,273)	(937)
Decrease in other current assets	23	699
Increase in accounts payable	2,784	124
Increase (decrease) in deferred revenues	571	(880)
Decrease in accrued payroll and payroll related obligations	(1,170)	(706)
Increase in accrued liabilities	756	591
Decrease in accrued interest	(5,851)	(5,761)
Increase in subscriber deposits	79	38
Increase in components of other long-term liabilities	309	316
	$4,686	(5,424)

We paid interest, exclusive of capitalized interest, totaling $14.9 million and $14.5 million during the three months ended March 31, 2008 and 2007, respectively.

We paid no income taxes and received no income tax refunds during the three months ended March 31, 2008 and 2007.

During the three months ended March 31, 2008 and 2007, we capitalized interest expense of $870,000 and $590,000, respectively.

During the three months ended March 31, 2008, we had $3.4 million in non-cash additions to property and equipment due to unpaid purchases as of March 31, 2008. During the three months ended March 31, 2007, we paid $900,000 for property and equipment additions that had been accrued in prior periods.

13	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

We retired Class A common stock in the amount of $5.5 million and $3.3 million during the three months ended March 31, 2008 and 2007, respectively.

In February 2007, our President and Chief Executive Officer tendered 112,000 shares of his GCI Class A common stock to us at $15.50 per share for a total value of $1.7 million. The stock tender was in lieu of a cash payment on his note receivable with related party and a note receivable with related party issued upon stock option exercise, both of which originated in 2002.

(3)	Intangible Assets

Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2008	2007
Amortization expense	$915	821

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2008	$3,456
2009	3,160
2010	2,642
2011	1,287
2012	722

(4)	Share-Based Compensation

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

The fair value of restricted stock awards is determined based on the quoted price of our common stock. We use a Black-Scholes-Merton option pricing model to estimate the fair value of stock options issued under Statement of Financial Accounting Standard No.123(R). The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option exercise activity existed among employee job categories. Therefore, for all stock options, we have categorized these awards into two groups for valuation purposes.

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 and 2007 was $4.33 per share and $7.39 per share, respectively. The total fair value of options vesting during the three months ended March 31, 2008 and 2007 was $1.3 million and $1.8 million, respectively.

14	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

We have recorded share-based compensation expense of $1.3 million for the three months ended March 31, 2008, which consists of $2.2 million for employee share-based compensation expense and a $931,000 decrease in the fair value of liability-classified share-based compensation. We recorded share-based compensation expense of $985,000 for the three months ended March 31, 2007, which consists of $1.3 million for employee share-based compensation expense and a $280,000 decrease in the fair value of liability-classified share-based compensation. Share-based compensation expense is classified as selling, general and administrative expense in our consolidated income statement. Unrecognized share-based compensation expense was $3.7 million relating to 388,000 restricted stock awards and $11.5 million relating to 6.4 million unvested stock options as of March 31, 2008. We expect to recognize share-based compensation expense over a weighted average period of 3.1 years for stock options and 2.4 years for restricted stock awards.

The following is a summary of our Stock Option Plan activity for the three months ended March 31, 2008:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2007	6,751	$9.37

Options granted	315	$7.95
Restricted stock awards granted	20	$6.44
Exercised	(2)	$6.12
Restricted stock awards vested	(107)	$11.77
Forfeited	(72)	$8.96
Outstanding at March 31, 2008	6,905	$9.26

Available for grant at March 31, 2008	1,321

The following is a summary of activity for stock option grants that were not made pursuant to the Stock Option Plan for the three months ended March 31, 2008:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2007 and March 31, 2008	150	$6.50

Available for grant at March 31, 2008	---

In January 2001 we entered into an aircraft operating lease agreement with a company owned by our President and Chief Executive Officer. The lease was amended effective January 1, 2002 and February 25, 2005. Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share, of which 150,000 shares remain and expire on March 31, 2010.

The total intrinsic values, determined as of the date of exercise, of options exercised during the three months ended March 31, 2008 and 2007 were $5,000 and $1.9 million, respectively. We received $16,000 and $1.6 million in cash from stock option exercises during the three months ended March 31, 2008 and 2007, respectively.

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

Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three months ended March 31, 2008 and 2007 are allocated to our segments using segment margin for the years ended December 31, 2007 and 2006, respectively. Bad debt expense for the three months ended March 31, 2008 and 2007 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the three months ended March 31, 2008 and 2007, respectively.

We evaluate performance and allocate resources based on earnings from operations before depreciation and amortization expense, net interest expense, income tax expense and share-based compensation expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2007 annual report on Form 10-K. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the three months ended March 31, 2008 and 2007 follows (amounts in thousands):

Three months ended March 31,		Consumer	Network Access	Commer-cial	Managed Broadband	Total Reportable Segments
2008
Revenues:
Intersegment	$	---	301	1,349	---	1,650
External		61,383	39,174	26,591	7,526	134,674
Total revenues		$61,383	39,475	27,940	7,526	136,324
Earnings from external operations before depreciation, amortization, net interest expense, income taxes and share-based compensation expense		$11,803	19,735	4,152	2,477	38,167

16	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

2007 (as restated)
Revenues:
Intersegment	$	---	271	1,625	---	1,896
External		53,603	40,327	24,181	6,920	125,031
Total revenues		$53,603	40,598	25,806	6,920	126,927
Earnings from external operations before depreciation, amortization, net interest expense, income taxes and share-based compensation expense		$9,958	19,765	3,079	1,632	34,434

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended
	March 31,
	2008	2007 (as restated)
Reportable segment revenues	$136,324	126,927
Less intersegment revenues eliminated in consolidation	1,650	1,896
Consolidated revenues	$134,674	125,031

A reconciliation of reportable segment earnings from external operations before depreciation and amortization expense, net interest expense, income taxes and share-based compensation expense to consolidated income before income taxes (amounts in thousands):

	Three Months Ended
	March 31,
	2008	2007 (as restated)
Reportable segment earnings from external operations before depreciation and amortization expense, net interest expense, income taxes and share-based compensation expense	$38,167	34,434
Less depreciation and amortization expense	22,782	20,866
Less share-based compensation expense	1,260	985
Less (plus) other income (expense)	(50)	13
Consolidated operating income	14,175	12,570
Less other expense, net	8,877	8,301
Consolidated income before income tax expense	$5,298	4,269

(6)	Commitments and Contingencies

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

Access to ACS Unbundled Network Elements

On May 22, 2006, the Alaska Communications Systems Group, Inc. (“ACS”) subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from regulation of interstate broadband and access services. On August 20, 2007, the FCC granted in part and denied in part the requested relief, requiring that ACS comply with certain safeguards to ensure the relief granted would not result in harm to consumers or competition. On September 19, 2007, GCI and ACS both filed petitions for reconsideration on discrete findings in the order. The petitions are pending and we cannot predict the final outcome of the proceeding at this time.

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

On May 1, 2008, the FCC issued an order adopting the recommendation of the Federal State Joint Board on Universal Service (“Joint Board”) to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs. As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions. While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions have the opportunity largely to preserve funding levels. The USF cap will be in place until the FCC takes action on proposals for long-term reform.

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

(7)	Subsequent Events

Indefeasible Right to Use (“IRU”) Capacity Sale

In May 2008, we executed a binding contract to provide AT&T, Inc. (“AT&T”) a large amount of undersea fiber optic capacity between Alaska and the lower 48 states. Under the agreement AT&T will receive a large initial increment of capacity on our two undersea fiber networks connecting Alaska with Washington and Oregon. AT&T was also granted options to acquire certain additional amounts of capacity in the future. We expect to receive cash payments in excess of $35.0 million from AT&T in connection with the turn-up of the initial capacity in 2008. Future payments for additional capacity are not expected to exceed $10.0 million. In addition AT&T will make payments to GCI associated with the operation and maintenance of their portion of the undersea fiber networks. We anticipate the transaction will be accounted for as lease with deferred revenue to be recognized over the estimated life of the IRU.

Capital Lease Obligation

On March 31, 2006, through our subsidiary GCI Communication Corp. we entered into an agreement to lease transponder capacity on Intelsat, Ltd.’s (“Intelsat”) Galaxy 18 spacecraft that successfully launched on May 21, 2008. We will also lease capacity on the Horizons 1 satellite, which is owned

18	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

jointly by Intelsat and JSAT International, Inc. The leased capacity replaced our existing transponder capacity on Intelsat’s Galaxy XR satellite.

We will lease C-band and Ku-Band transponders over an expected term of 14 years. The present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, is expected to total $98.6 million. We will record the capital lease obligation and the addition to our Property and Equipment in the second quarter of 2008.

UUI and Unicom Acquisition

On June 3, 2008 we purchased the stock of the United Utilities, Inc. (“UUI”) and Unicom Telecommunications (“Unicom”) subsidiaries of United Companies, Inc. (“UCI”) for $41.8 million. Additionally we assumed approximately $42.7 million in debt as part of the acquisition. UUI together with its subsidiary, United-KUC, provides local telephone service to 60 rural Alaska communities across Alaska. Unicom operates DeltaNet, a long-haul broadband microwave network ringing the Yukon-Kuskokwim Delta – a region of approximately 30,000 square miles in western Alaska. By the summer of 2008, DeltaNet, which is still under construction but has already commenced operations where completed microwave towers have been placed into service, will link more than 40 villages to Bethel, the region’s hub.

Capital Lease Amendment

On April 8, 2008, we signed an amendment to a long-term capital lease agreement with our President and CEO and his wife for property we occupy. The amended lease terminates on September 30, 2026. We will increase our existing capital lease asset and liability by $1.3 million in the second quarter of 2008 to record the extension of this capital lease.

A summary of future minimum lease payments for this lease follows (amount in thousands):

Years ending December 31:
2008	$194
2009	258
2010	258
2011	261
2012	270
2013 and thereafter	4,691
Total minimum lease payments	$5,932

Long-term Debt

On May 2, 2008, we signed an agreement to add an Additional Incremental Term Loan of up to $145.0 million to our existing Senior Credit Facility. The Additional Incremental Term Loan will become due under the same terms and conditions as set forth in the existing Senior Credit Facility.

The Additional Incremental Term Loan increased the interest rate on the term loan component of our Senior Credit Facility from LIBOR plus 2.00% to LIBOR plus 4.25%. The interest rate on the revolving loan component of the previous Senior Credit Facility was LIBOR plus a margin dependent upon our Total Leverage Ratio ranging from 1.50% to 2.25%. The Additional Incremental Term Loan increased the revolving credit facility interest rate for our Senior Credit Facility to LIBOR plus the following applicable margin dependent upon our Total Leverage ratio:

Total Leverage Ratio (as defined)	Applicable Margin
>3.75	4.25%
>3.25 but <3.75	3.75%
>2.75 but <3.25	3.25%
<2.75	2.75%

19	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

$145.0 million was drawn on the Additional Incremental Term Loan at the time of the debt modification. The proceeds were used to pay down the $30.0 million outstanding under our revolving credit facility including accrued interest and to pay expenses associated with the transaction at closing with the balance deposited in our bank account. Our term loan is fully drawn and we have letters of credit outstanding totaling $4.0 million at the time of the debt modification, which leaves $96.0 million available for unconditional immediate borrowing under the revolving credit facility.

The Additional Incremental Term Loan allows for the repurchase of our common stock under our buyback program when our total debt leverage is below 4.0 times earnings before depreciation and amortization expense, net interest expense, income taxes and share-based compensation expense. The amendment revised various financial covenants in the agreement and made conforming changes to various covenants to permit certain previously announced acquisitions.

This transaction was a substantial modification of a portion of our existing Senior Credit Facility and we expect it will result in a write-off of a portion of previously deferred loan fees during the second quarter of 2008. We do not expect the write-off of deferred loan fees to be material.

20	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

At the time of the debt modification, maturities of long-term debt under the Senior Credit Facility were as follows (amounts in thousands):

Years ending December 31,
2008	$2,870
2009	3,577
2010	3,558
2011	173,763
2012	171,992
$355,760

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

On May 27, 2008, the Audit Committee of GCI's Board of Directors and GCI management concluded that we should restate our previously issued 2007 quarterly results by filing an amendment to our December 31, 2007 annual report on Form 10-K for various corrections as described below. The corrections made as part of the restatement of our results of operations for the three months ended March 31, 2007 follow:

•

We decreased depreciation expense $872,000 to correct an error in calculating depreciation in the initial year an asset is placed in service. We originally recorded our estimated depreciation expense evenly throughout the year with periodic adjustments based upon improved estimates or actual results. In accordance with GAAP we now initially record depreciation expense in the month an asset is placed in service. Depreciation was improperly allocated among quarters, but the year-end total was correct. Therefore the restatement impacts the quarterly results but not the December 31, 2007 year-end results;

Additionally we are correcting the 2007 quarters for errors that have been determined to be immaterial individually and in the aggregate. Other than the interest capitalization, the other adjustments impact the quarterly results, but do not impact the December 31, 2007 year-end results. They are as follows:

•

We decreased interest expense $382,000 to correct an interest capitalization error on certain assets. Our capitalized interest policy was too restrictive and resulted in no interest capitalization on certain qualifying capital expenditures. Our capitalized interest policy now conforms to GAAP;

•	We increased depreciation expense $322,000 due to the recognition of depreciation on additional capitalized interest;
•	We increased revenue $319,000 to correct a configuration error in the automated interface between our unified billing system and our general ledger;
•

We increased revenue $133,000 to correct revenue recognition for a majority noncontrolling interest in a subsidiary that was recognizing a certain type of revenue on a cash basis rather than an accrual basis;

•	We decreased share-based compensation expense $42,000 to correct expense recognition timing for options that did not vest in equal increments over the vesting period;
•	We decreased depreciation expense $38,000 due to a revision of the Alaska DigiTel purchase price allocation, and;
•	We decreased income tax expense $688,000 to record the income tax effect of the corrections described above.

We will include an immaterial error correction in our amended December 31, 2007 annual report on Form 10-K to correct interest expense due to the interest capitalization error and the related depreciation expense on the capitalized interest assets discussed above. The immaterial error correction will increase depreciation expense $1.3 million, decrease interest expense $1.7 million, and increase income tax expense $201,000 for the year ended December 31, 2007. The immaterial error correction will also increase property and equipment in service $5.9 million and increase accumulated depreciation $4.0 million as of December 31, 2007. The immaterial error correction will also increase cash provided by operating activities $1.7 million and increase cash used by investing activities $1.7 million for the year ended December 31, 2007. The immaterial error correction for periods prior to 2005 will be recorded by increasing property and equipment, net of accumulated depreciation $1.4 million, increasing deferred income tax liability by $611,000 and increasing retained earnings $805,000 as of January 1, 2005. The impact of the immaterial error correction is reflected in the accompanying December 31, 2007 consolidated balance sheet. The impact of the immaterial error correction for the three months ended March 31, 2007 is included in the quarterly restatement as described above.

We reclassified $4.9 million of network maintenance and operations expense from selling, general and administrative expense to Cost of Goods Sold for the three months ended March 31, 2007. We believe this change in accounting more closely aligns our maintenance and operations components to the nature of expenses included in our financial statement captions, and will improve the comparability of our financial statement presentation with our industry peers.

The impact of the restatement and immaterial error correction adjustments and the reclassification as described above for the period presented is as follows (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2007
	As previously reported[1]	Adjust-ments	Reclass-ification	As restated
Revenues	$124,579	452	---	125,031

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	43,113	---	4,877	47,990
Selling, general and administrative expenses	48,524	(42)	(4,877)	43,605
Depreciation and amortization expense	21,454	(588)	---	20,866
Operating income	11,488	1,082	---	12,570

Other income (expense):
Interest expense	(8,700)	382	---	(8,318)
Loan and senior note fees	(180)	---	---	(180)
Interest income	184	---	---	184
Minority interest	13	---	---	13
Other expense, net	(8,683)	382	---	(8,301)

Income before income tax expense	2,805	1,464	---	4,269

Income tax expense	1,275	688	---	1,963

Net income available to common shareholders	$1,530	776	---	2,306

Basic net income available to common shareholders per common share	$0.03	0.01	---	0.04

Diluted net income available to common shareholders per common share	$0.02	0.02	---	0.04

Cash provided by operating activities	$21,467	382	---	21,849
Cash used in investing activities	(45,361)	(382)	---	(45,743)
Cash used in financing activities	(24,019)	---	---	(24,019)

1 As reported on Form 10-Q for the quarter ended March 31, 2007

All adjustments noted above have been included in the amounts for the period ending March 31, 2007 shown in Management's Discussion and Analysis.

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

The Network Access segment provides services to other common carrier customers and the Managed Broadband segment provides services to rural school districts and hospitals and health clinics. Following are our segments and the services and products each offers to its customers:

Reportable Segments
Services and Products	Consumer	Network Access	Commercial	Managed Broadband
Voice:
Long-distance	X	X	X
Local Access	X	X	X
Directories			X

Video	X		X

Data:
Internet	X	X	X	X
Data Networks		X	X	X
Managed Services			X	X
Managed Broadband Services				X

Wireless	X	X	X

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

AT&T acquired Dobson Communications Corporation (“Dobson”), including its Alaska properties, on November 15, 2007. In December 2007 we signed an agreement with AT&T that provides for an orderly four-year transition of our wireless customers from the Dobson/AT&T network in Alaska to our wireless facilities to be built in 2008 and 2009. The agreement allows our current and future customers to use the AT&T wireless network for local access and roaming during the transition period. The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the Dobson/AT&T network in Alaska with our own wireless facilities. Under the agreement, AT&T’s obligation to purchase network services from us will terminate as of July 1, 2008. AT&T will provide us with a large block of wireless network usage at no charge to facilitate the transition of our customers to our facilities. We will pay for usage in excess of that base transitional amount. Under the previous agreement with Dobson, our margin was fixed. Under the new agreement with AT&T, we will pay for usage in excess of the block of free minutes on a per minute basis. The block of wireless network usage at no charge will reduce Cost of Goods Sold during the four year period ended June 30, 2012, that we would have otherwise recognized in accordance with the new agreement, however, we are unable to estimate the impact this change will have on our Cost of Goods Sold.

Due in large part to the favorable synergistic effects of our bundling strategy focused on consumer and commercial customers, long-distance service continues to be a significant contributor to our overall performance, although the migration of traffic from our voice products to our data and wireless products continues.

Our long-distance service faces significant competition from ACS, AT&T Alascom, Inc. (“Alascom”), Matanuska Telephone Association ("MTA"), long-distance resellers, and certain smaller rural local telephone companies that have entered the long-distance market. We believe our approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow us to be competitive in providing those services.

Local Access

We generate local access services revenues from four primary sources: (1) basic dial tone services; (2) data network and special access services; (3) origination and termination of long-distance calls for other common carriers; and (4) features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges.

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

We estimate that our March 31, 2008 and 2007 total lines in service represent a statewide market share of approximately 29% and 26%, respectively. At March 31, 2008 and 2007, 58% and 44%, respectively, of our lines are provided on our own facilities.

Our local access service faces competition in Anchorage, Fairbanks, and Juneau from ACS, which is the largest incumbent local exchange carrier (“ILEC”) in Alaska, and from Alascom in Anchorage for consumer services. Alascom has received certification from the Regulatory Commission of Alaska ("RCA") to provide local access services in Fairbanks and Juneau. In February 2007, we began offering local access service in certain MTA exchanges and face competition from MTA. In October 2007, we began offering local access service in the Kenai-Soldotna area and face competition from the ILEC, ACS. We compete against other smaller ILECs in certain smaller communities. We believe our approach to developing, pricing, and providing local access services and bundling different services will allow us to be competitive in providing those services.

In 2007 we expanded our local access service areas within Alaska by offering facilities-based services in Eagle River, Chugiak, Wasilla, Palmer, Kenai-Soldotna, Ketchikan, Kodiak, Sitka and Valdez. In 2007 we also began offering resale services in all of the Glacier State study area and those areas in the MTA study area in which we do not offer facilities-based services.

We plan to continue to expand our local access service areas and will offer services in these new areas using a combination of methods. To a large extent, we plan to use our existing coaxial cable network to deliver local access services. Where we do not have cable facilities, we may resell other carriers’ services, lease portions of an existing carrier’s network or seek wholesale discounts.

In 2008 we plan to continue to deploy DLPS lines which utilize our coaxial cable facilities. This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.

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

The Federal-State Joint Board on Universal Service has issued recommendations to the FCC for curbing the growth in the fund, and the FCC has initiated rulemaking proceedings to consider these and its own proposals. We cannot predict at this time the outcome of these proceeding or their impact on us. These and any future regulatory, legislative, or judicial actions could affect the operation of the USF and result in a change in our revenue for providing local access services in new and existing markets and facilities-based wireless services in new markets.

We have signed an agreement to purchase the UUI and Unicom telecommunications subsidiaries of UCI for approximately $40.0 million. Additionally we may assume approximately $37.0 million in debt as part of the acquisition. This transaction is subject to customary closing conditions. We have received regulatory approval from the RCA and FCC for the transaction and expect it will close in the second quarter of 2008. The results of operations generated by the acquired companies will impact our voice and data services in all of our segments.

Directories

We sell advertising in our yellow pages directories to commercial customers, distribute white and yellow pages directories to customers in certain markets we serve, and offer an on-line directory.

Video Services and Products

We generate cable services revenues from three primary sources: (1) digital and analog programming services, including monthly basic and premium subscriptions, video on demand, pay-per-view movies and one-time events, such as sporting events; (2) equipment rentals; and (3) advertising sales.

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

Data Networks

We generate data network services revenue from two primary sources: (1) leasing capacity on our facilities that utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location, and (2) through the sale of Internet Protocol-based data services on a secured shared network to businesses linking multiple enterprise locations. The factor that has the greatest impact on year-to-year changes in data network services revenues is the number of data networks in use. We compete against Alascom, ACS and other local telecommunication service providers.

Managed Services

We design, sell, install, service and operate, on behalf of certain customers, communications and computer networking equipment and provide field/depot, third party, technical support, communications consulting and outsourcing services. We also supply integrated voice and data communications systems incorporating interstate and intrastate digital data networks, point-to-point and multipoint data network and small earth station services. There are a number of competing companies in Alaska that actively sell and maintain data and voice communications systems.

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

We offer wireless services by reselling AT&T services under our brand name and Alaska DigiTel's services under its brand name. We provide limited wireless local access and Internet services using our own facilities. We compete against AT&T, ACS, MTA, and resellers of those services in Anchorage and other markets. The GCI and Alaska DigiTel, LLC ("Alaska DigiTel") brands compete against each other.

In 2008 we are constructing a GSM network throughout the terrestrially served portions of Alaska including the cities of Anchorage, Fairbanks, and Juneau. Alaska DigiTel operates the CDMA portion of our statewide wireless platform and is expanding this network in 2008.

We had a distribution agreement with Dobson allowing us to resell Dobson wireless services. For a discussion of AT&T’s acquisition of Dobson please see Part I – Item II – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Voice Services and Products – Long Distance.

We have signed a purchase agreement to acquire all of the interests in Alaska Wireless, LLC (“Alaska Wireless”) for $13.0 million to $14.0 million, expected to be paid upon closing. In addition to the initial acquisition payment, we have agreed to a contingent payment of approximately $3.0 million in 2010 if certain financial conditions are met. Alaska Wireless is a GSM cellular provider serving approximately 4,000 subscribers in the Dutch Harbor, Alaska area. In addition to the acquisition, we will enter into a management agreement with the existing owners of Alaska Wireless. The business will continue to operate under the Alaska Wireless name and the current management will continue to manage the day-to-day operations. The results of operations generated by the acquired company will impact our wireless services in our Consumer and Commercial segments. We filed an application with the FCC seeking the requisite regulatory consent to the transaction on January 18, 2008. This transaction will close upon regulatory approval which is expected in the second or third quarter of 2008.

We have signed a definitive agreement to acquire the remaining minority interest in Alaska DigiTel for a total consideration of approximately $10.0 million. On January 22, 2008, the FCC initiated its proceedings to review the application seeking requisite regulatory approval of the proposed change in control. Following FCC approval of the change in control expected by the third quarter of 2008, we will own 100% of Alaska DigiTel.

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage
			Change [1]
	Three Months Ended		2008
	March 31,		vs.
(Unaudited)	2008	2007	2007
Statements of Operations Data:
Revenues:
Consumer segment	45.6%	42.9%	14.5%
Network Access segment	29.1%	32.3%	(2.9%)
Commercial segment	19.7%	19.3%	10.0%
Managed Broadband segment	5.6%	5.5%	8.8%
Total revenues	100.0%	100.0%	7.7%
Selling, general and administrative expenses	34.5%	34.9%	6.4%
Depreciation and amortization expense	16.9%	16.7%	9.2%
Operating income	10.5%	10.1%	12.8%
Other expense, net	6.6%	6.6%	6.9%
Income before income tax expense	3.9%	3.4%	24.1%
Net income	1.9%	1.8%	9.7%

[1] Percentage change in underlying data.

Three Months Ended March 31, 2008 (“2008”) Compared to Three Months Ended March 31, 2007 (“2007”)

Overview of Revenues and Cost of Goods Sold

Total revenues increased 7.7% from $125.0 million in 2007 to $134.7 million in 2008. Revenue increases in our Consumer, Commercial and Managed Broadband segments were partially off-set by decreased revenue in our Network Access segment. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 6.9% from $48.0 million in 2007 to $51.3 million in 2008. Cost of Goods Sold increased in all of our segments. See the discussion below for more information by segment.

Consumer Segment Overview

Consumer segment revenue represented 45.6% of 2008 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$11,844	11,353	4.3%
Video	25,647	23,631	8.5%
Data	10,096	7,947	27.0%
Wireless	13,796	10,672	29.3%
Total Consumer segment revenue	$61,383	53,603	14.5%

Consumer segment Cost of Goods Sold represented 48.1% of 2008 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$5,052	5,064	(0.2%)
Video	9,930	8,858	12.1%
Data	1,826	1,269	43.9%
Wireless	7,893	6,764	16.7%
Total Consumer segment Cost of Goods Sold	$24,701	21,955	12.5%

Consumer segment EBITDAS, representing 31.5% of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	2008	2007	Percentage Change
Consumer segment EBITDAS	$11,803	9,958	18.5%

Selected key performance indicators for our Consumer segment follow:

	March 31,		Percentage
	2008	2007	Change
Voice:
Long-distance subscribers[1]	90,400	89,600	0.9%
Long-distance minutes carried (in millions)	33.7	34.2	(1.5%)
Total local access lines in service[2]	76,800	67,400	14.0%
Local access lines in service on GCI facilities[2]	55,500	37,400	48.4%

Video:
Basic subscribers[3]	130,700	124,500	5.0%
Digital programming tier subscribers[4]	68,100	60,600	12.4%
HD/DVR converter boxes[5]	55,400	34,600	60.1%
Homes passed	225,700	220,100	2.5%
Average monthly gross revenue per subscriber[6]	$66.09	$63.38	5.4%

Data:
Cable modem subscribers[7]	90,900	81,300	11.8%

Wireless:
Wireless lines in service[8]	73,000	60,000	21.7%
Average monthly gross revenue per subscriber[9]	$56.76	$53.59	5.9%

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

5 A high definition/digital video recorder ("HD/DVR") converter box is defined as one box rented by a digital programming or basic tier subscriber. A digital programming or basic tier subscriber is not required to rent an HD/DVR converter box to receive service.

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

Consumer Segment Revenues

The increase in voice revenue is primarily due to a $955,000 or 22.3% increase in local service revenue due to increased local access lines. The increase is partially off-set by a $272,000 or 18.6% decrease in support from the Universal Service Program and decreased long-distance billable minutes carried.

The increase in video revenue is primarily due to the following:

•	A 6.4% increase in programming services revenue to $20.7 million primarily resulting from an increase in basic and digital programming tier subscribers, and
•	A 19.2% increase in equipment rental revenue to $4.6 million primarily resulting from our customers’ increased use of digital distribution technology.

The increase in data revenue is primarily due to a 27.2% increase in cable modem revenue to $8.6 million. The cable modem revenue increase is primarily due to increased subscribers and their selection of more value-added premium features in 2008 as compared to 2007.

The increase in wireless revenue is primarily due to an increase in the number of wireless subscribers.

Consumer Segment Cost of Goods Sold

The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered over our HD/DVR converter boxes due to the increased number of boxes in service, and increased subscribers.

The data Cost of Goods Sold increase is primarily due to increased internet circuit costs due to increased cable modem subscribers.

The wireless Cost of Goods Sold increase is primarily due to costs associated with the increased number of wireless subscribers discussed above.

Consumer Segment EBITDAS

The EBITDAS increase was primarily due to increased margin resulting from increased subscribers in 2008. The increased margin was partially offset by an increase in the selling, general and administrative expense that was allocated to our Consumer segment primarily due to an increase in the 2007 segment margin upon which the allocation is based.

Network Access Segment Overview

Network access segment revenue represented 29.1% of 2008 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$21,942	24,437	(10.2%)
Data	16,839	15,034	12.0%
Wireless	393	856	(54.1%)
Total Network Access segment revenue	$39,174	40,327	(2.9%)

Network Access segment Cost of Goods Sold represented 20.0% of 2008 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$7,308	7,592	(3.7%)
Data	2,726	3,433	(20.6%)
Wireless	221	220	0.5%
Total Network Access segment Cost of Goods Sold	$10,255	11,245	0.5%

Network Access segment EBITDAS, representing 52.1% of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	2008	2007	Percentage Change
Network Access segment EBITDAS	$19,735	19,765	(0.2%)

Selected key performance indicators for our Network Access segment follow:

			Percentage
	2008	2007	Change
Voice:
Long-distance minutes carried (in millions)	314.6	315.8	(0.4%)

Data:
Internet service provider access lines in service[1]	2,600	3,100	(16.1%)

1 An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues

The decrease in voice revenue is primarily due to a 9.1% decrease in our average rate per minute on billable minutes carried for our common carrier customers, the transition of voice traffic to dedicated data networks, and decreased billable minutes. The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% rate decrease mandated by federal law which will result in annual rate decreases of 3.0%.

The increase in data revenue is primarily due to an increase in circuits sold and from other common carriers moving switched voice services to data networks.

The decrease in wireless revenue results from a decrease in our rate per minute on billable minutes carried for customers roaming on our network.

Network Access Segment Cost of Goods Sold

The decrease in voice Cost of Goods Sold is primarily due to decreased long-distance minutes carried.

The decrease in data Cost of Goods Sold is primarily due to fiber repair costs in 2007 that did not occur in 2008.

Network Access Segment EBITDAS

The EBITDAS decrease was primarily due to decreased margin resulting from decreased long-distance minutes carried in 2008. The decreased margin was partially offset by a decrease in the selling, general and administrative expense allocated to our Network Access segment primarily due to a decrease in the 2007 segment margin upon which the allocation is based.

Commercial Segment Overview

Commercial segment revenue represented 19.7% of 2008 consolidated revenues. The components of Commercial segment revenue are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$7,214	7,857	(8.2%)
Video	1,820	1,766	3.1%
Data	16,209	13,954	16.2%
Wireless	1,348	604	123.2%
Total Commercial segment revenue	$26,591	24,181	10.0%

Commercial segment Cost of Goods Sold represented 27.4% of 2008 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$4,929	4,920	0.2%
Video	388	402	(3.5%)
Data	7,580	6,040	25.5%
Wireless	1,174	903	30.0%
Total Commercial segment Cost of Goods Sold	$14,071	12,265	14.7%

Commercial segment EBITDAS, representing 10.4% of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	2008	2007	Percentage Change
Commercial segment EBITDAS	$4,152	3,079	34.8%

Selected key performance indicators for our Commercial segment follow:

	March 31,		Percentage
	2008	2007	Change
Voice:
Long-distance subscribers[1]	10,400	11,100	(6.3%)
Long-distance minutes carried (in millions)	32.8	32.9	(0.3%)
Total local access lines in service[2]	43,500	42,100	3.3%
Local access lines in service on GCI facilities [2]	13,400	9,100	47.3%

Data:
Cable modem subscribers[3]	8,800	8,000	10.0%

Wireless:
Wireless lines in service[4]	7,200	6,200	16.1%

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

4 A wireless line in service is defined as a revenue generating wireless device.

Commercial Segment Revenues

The decrease in voice revenue is primarily due to decreased long-distance subscribers. Revenues associated with increased local access lines in service partially off-set these decreases.

The increase in data revenue is primarily due to a $2.1 million or 43.4% increase in managed services project revenue.

The increase in wireless revenue is primarily due to an increase in the number of wireless subscribers.

Commercial Segment Cost of Goods Sold

The increase in data Cost of Goods Sold resulted primarily from an increase in contract labor and internal labor classified as Cost of Goods Sold due to the increase in managed services project revenue discussed above.

The wireless Cost of Goods Sold increase is primarily due to costs associated with the increased number of wireless subscribers discussed above.

Commercial Segment EBITDAS

The EBITDAS increase was primarily due to increased margin resulting from increased managed services projects and increased subscribers in 2008. The increased margin was partially offset by an increase in the selling, general and administrative expenses allocated to our Commercial segment primarily due to an increase in the 2007 segment margin upon which the allocation is based.

Managed Broadband Segment Overview

Managed Broadband segment revenue represented 5.6% of 2008 consolidated revenues, Cost of Goods Sold represented 4.5% of 2008 consolidated Cost of Goods Sold and EBITDAS represented 6.5% of consolidated EBITDAS. The Managed Broadband segment includes data products only.

Selected key performance indicators for our Managed Broadband segment follow:

			Percentage
	2008	2007	Change
Managed Broadband segment:
SchoolAccess® customers	51	48	6.3%
Rural health customers	33	22	57.1%

Managed Broadband Segment Revenues

Managed Broadband segment revenue increased 8.8% to $7.5 million in 2008. The increase is primarily due to increased circuits purchased by our rural health and SchoolAccess® customers.

Managed Broadband Segment Cost of Goods Sold

Managed Broadband segment Cost of Goods Sold decreased 9.5% to $2.3 million in 2008 primarily due to a decrease in network maintenance and operating expense.

Managed Broadband Segment EBITDAS

Managed Broadband segment EBITDAS increased $845,000 to $2.5 million in 2008 primarily due to an increase in the margin resulting from increased circuits sold to our rural health and SchoolAccess® customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6.4% to $46.4 million in 2008 primarily due to a $810,000 increase in labor costs and a $319,000 increase in our company-wide success sharing bonus accrual partially offset by a $343,000 decrease in bad debt expense.

As a percentage of total revenues, selling, general and administrative expenses decreased to 34.5% in 2008 from 34.9% in 2007, primarily due to revenue increases without corresponding increases in selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 9.2% to $22.8 million in 2008. The increase is primarily due to our $111.6 million investment in equipment and facilities placed into service during 2007 for which a full year of depreciation will be recorded in 2008 and the $34.2 million investment in equipment and facilities placed into service during the first quarter of 2008 for which a partial year of depreciation will be recorded in 2008.

Effective January 1, 2008 we prospectively changed our accounting policy for recording depreciation on our property and equipment placed in service. For assets placed in service on or after January 1, 2008 we are using a mid-month convention to recognize depreciation expense. Previous to this change we used the half-year convention to recognize depreciation expense in the year an asset was placed in service, regardless of the month the property and equipment was placed in service. We believe the mid-month convention is preferable because it results in more precise recognition of depreciation expense over the estimated useful life of the asset. No retroactive adjustment has been made. As a result of this accounting change, our reported amount of depreciation expense has increased $143,000, our reported operating income has decreased $143,000, our reported net income has decreased $67,000, and our earnings per share has not changed from what we would have reported had we continued to use our previous accounting policy during the three months ended March 31, 2008.

Other Expense, Net

Other expense, net of other income, increased 6.9% to $8.9 million in 2008. Our interest expense increased $367,000 to $8.7 million in 2008 primarily due to an increase in our average outstanding debt balance in 2008 offset by a $280,000 increase in capitalized interest to $870,000 due to increased capital expenditures subject to capitalized interest.

Income Tax Expense

Income tax expense totaled $2.8 million and $2.0 million in 2008 and 2007, respectively. Our effective income tax rate increased from 46.0% in 2007 to 52.3% in 2008 due primarily to lower forecasted pre-tax net income for the year ended December 31, 2008, without a comparable decrease in non-deductible items.

At March 31, 2008, we have (1) tax net operating loss carryforwards of $118.8 million that will begin expiring in 2011 if not utilized, and (2) alternative minimum tax credit carryforwards of $3.2 million available to offset regular income taxes payable in future years. We estimate that we will utilize $40.0 million to $45.0 million in net operating loss carryforwards during the year ended December 31, 2008. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

We have recorded deferred tax assets of $48.7 million associated with income tax net operating losses that were generated from 1995 to 2008, and that expire from 2011 to 2028, and with charitable contributions that were converted to net operating losses in 2006 to 2007, and that expire from 2024 to 2027.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 51% to 53% in the year ended December 31, 2008.

Multiple System Operator (“MSO”) Operating Statistics

Our operating statistics include capital expenditures and customer information from our Consumer and Commercial segments which offer services utilizing our cable services’ facilities.

Our capital expenditures by standard reporting category for the three months ended March 31, 2008 and 2007 follows (amounts in thousands):

	2008	2007
Line extensions	$10,320	9,320
Customer premise equipment	6,043	7,556
Scalable infrastructure	1,209	1,268
Support capital	356	210
Upgrade/rebuild	232	171
Commercial	30	32
Sub-total	18,190	18,557
Remaining reportable segments capital expenditures	31,457	11,897
	$49,647	30,454

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable service facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At March 31, 2008 and 2007 we had 129,400 and 125,000 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At March 31, 2008 and 2007 we had 306,900 and 268,000 revenue generating units, respectively.

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

Cash flows from operating activities totaled $35.5 million for the three months ended March 31, 2008 as compared to $21.8 million for the three months ended March 31, 2007.

Other sources of cash during the three months ended March 31, 2008 included a $20.0 million borrowing on our Senior Credit Facility. Uses of cash during the three months ended March 31, 2008 included expenditures of $49.6 million for property and equipment, including construction in progress, and the purchase of $1.2 million of other assets and intangible assets.

Working capital totaled $51.5 million at March 31, 2008, a $16.2 million increase as compared to $35.3 million at December 31, 2007. The increase is primarily due to an increase in current deferred income taxes resulting primarily from an expected increase in the estimated amount of net operating losses we will utilize during the year ending March 31, 2009 that was partially offset by an increase in accounts payable resulting from increased purchases of property and equipment at March 31, 2008.

Net receivables decreased $5.7 million from December 31, 2007 to March 31, 2008 primarily due to a large payment received from one of our Managed Broadband services customers and two certain common carrier customers partially offset by an account receivable recorded upon an IRU sale.

Senior Notes

At March 31, 2008 we were in compliance with all loan covenants relating to our 7.25% senior notes due 2014.

Senior Credit Facility

We borrowed $20.0 million under our revolving credit facility in the first quarter of 2008. We had outstanding borrowings of $30.0 million and $4.0 million of outstanding letters of credit under our revolving credit facility at March 31, 2008 which left $66.0 million available at March 31, 2008 to draw under the revolving credit facility. We were in compliance with all Senior Credit Facility loan covenants at March 31, 2008.

On May 2, 2008, we signed an agreement to add an Additional Incremental Term Loan of up to $145.0 million to our existing Senior Credit Facility. The Additional Incremental Term Loan will become due under the same terms and conditions as set forth in the existing Senior Credit Facility.

The Additional Incremental Term Loan increased the interest rate on the term loan component of our Senior Credit Facility from LIBOR plus 2.00% to LIBOR plus 4.25%. The interest rate on the revolving loan component of the previous Senior Credit Facility was LIBOR plus a margin dependent upon our Total Leverage Ratio ranging from 1.50% to 2.25%. The Additional Incremental Term Loan increased the revolving credit facility interest rate for our Senior Credit Facility to LIBOR plus the following applicable margin dependent upon our Total Leverage ratio:

Total Leverage Ratio (as defined)	Applicable Margin
>3.75	4.25%
>3.25 but <3.75	3.75%
>2.75 but <3.25	3.25%
<2.75	2.75%

$145.0 million was drawn on the Additional Incremental Term Loan at the time of the debt modification. The proceeds were used to pay down the $30.0 million outstanding under our revolving credit facility including accrued interest and to pay expenses associated with the transaction at closing with the balance deposited in our bank account. Our term loan is fully drawn and we have letters of credit outstanding totaling $4.0 million at the time of the debt modification, which leaves $96.0 million available for unconditional immediate borrowing under the revolving credit facility if needed.

At the time of the debt modification, maturities of long-term debt under the Senior Credit Facility were as follows (amounts in thousands):

Years ending December 31,
2008	$2,870
2009	3,577
2010	3,558
2011	173,763
2012	171,992
$355,760

Capital Expenditures

Our expenditures for property and equipment, including construction in progress, totaled $53.1 million and $29.5 million during the three months ended March 31, 2008 and 2007, respectively. The 2008 expenditures include non-cash additions of $3.4 million for property and equipment that are accrued in accounts payable as of March 31, 2008. The 2007 expenditures do not include $900,000 for additions of property and equipment that had been accrued in prior periods and paid for during the three months ended March 31, 2007. Our capital expenditures requirements in excess of approximately $25.0 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2008 expenditures for property and equipment for our core operations, including construction in progress, to total $220.0 million to $230.0 million, depending on available opportunities and the amount of cash flow we generate during 2008.

Other

In May 2008, we executed a binding contract to provide AT&T a large amount of undersea fiber optic capacity between Alaska and the lower 48 states. Under the agreement AT&T will receive a large initial increment of capacity on our two undersea fiber networks connecting Alaska with Washington and Oregon. AT&T was also granted options to acquire certain additional amounts of capacity in the future. We expect to receive cash payments in excess of $35.0 million from AT&T in connection with the turn-up of the initial capacity in 2008. Future payments for additional capacity are not expected to exceed $10.0 million. In addition AT&T will make payments to GCI associated with the operation and maintenance of their portion of the undersea fiber networks.

On June 3, 2008 we purchased the stock of the UUI and Unicom subsidiaries of UCI for $41.8 million. Additionally we assumed approximately $42.7 million in debt as part of the acquisition. UUI together with its subsidiary, United-KUC, provides local telephone service to 60 rural Alaska communities across Alaska. Unicom operates DeltaNet, a long-haul broadband microwave network ringing the Yukon-Kuskokwim Delta – a region of approximately 30,000 square miles in western Alaska. By the summer of 2008, DeltaNet, which is still under construction but has already commenced operations where completed microwave towers have been placed into service, will link more than 40 villages to Bethel, the region’s hub.

The long-distance, local access, cable, Internet and wireless services industries continue to experience substantial competition, regulatory uncertainty, and continuing technological changes. Our future results of operations will be affected by our ability to react to changes in the competitive and regulatory environment and by our ability to fund and implement new or enhanced technologies. We are unable to determine how competition, economic conditions, and regulatory and technological changes will affect our ability to obtain financing under acceptable terms and conditions. A complete discussion of our liquidity and capital resources can be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our December 31, 2007 annual report on Form 10-K.

Schedule of Certain Known Contractual Obligations

The following table details future projected payments associated with certain known contractual obligations as of December 31, 2007, the date of our most recent fiscal year-end balance sheet. Our schedule of certain known contractual obligations has been updated to reflect the Senior Credit Facility Additional Incremental Term Loan described above and an amendment to a long-term capital lease agreement with the wife of our President and CEO for property we occupy.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(Amounts in thousands)
Long-term debt	$676,389	3,006	7,221	345,857	320,305
Interest on long-term debt	257,884	46,490	96,968	79,626	34,800
Capital lease obligations, including interest	167,401	6,947	23,300	23,400	113,754
Operating lease commitments	55,429	10,979	15,535	10,600	18,315
Purchase obligations	74,828	60,028	14,800	---	---
Other	66,500	63,500	3,000	---	---
Total contractual obligations	$1,298,431	190,950	160,824	459,483	487,174

For long-term debt included in the above table, we have included principal payments on our Senior Credit Facility and Senior Notes. Interest on amounts outstanding under our Senior Credit Facility is based on variable rates. We used the current rate paid in March 2008 adjusted for our modified Senior Credit Facility to estimate our future interest payments. Our Senior Notes require semi-annual interest payments of $11.6 million through February 2014. For a discussion of our Senior Notes and Senior Credit Facility see note 7 in the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2007 annual report on Form 10-K. For a discussion of our modified Senior Credit Facility see note 7 in the accompanying "Notes to Interim Consolidated Financial Statements".

Capital lease obligations include the amended capital lease as discussed in note 7 in the accompanying "Notes to Interim Consolidated Financial Statements." For a discussion of our capital and operating leases and purchase obligations see note 15 in the "Notes to Consolidated Financial Statements included in Part II of our December 31, 2007 annual report on Form 10-K.

The "Other" line item consists of our commitments to acquire the remaining minority interest in Alaska DigiTel for approximately $10.0 million, UUI and Unicom for approximately $40.0 million, and Alaska Wireless for approximately $16.0 million to $17.0 million.

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

Critical Accounting Policies

Our accounting and reporting policies comply with U.S. GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of our financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with our Audit Committee.

Those policies considered to be critical accounting policies for the three months ended March 31, 2008 are the allowance for doubtful accounts, impairment and useful lives of intangible assets, accruals for unbilled costs, and the valuation allowance for net operating loss deferred tax assets. A complete discussion of our critical accounting policies can be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our December 31, 2007 annual report on Form 10-K.

Other significant accounting policies, not involving the same level of measurement uncertainties as those listed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, share-based expense, and financial instruments require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these and other matters are among topics currently under reexamination by accounting standards setters and regulators. No specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, although outcomes cannot be predicted with confidence. A complete discussion of our significant accounting policies can be found in note 1 included in Part II of our December 31, 2007 annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk, which is our primary risk, as well as various types of market risk in the normal course of business. We do not hold derivatives for trading purposes.

Our Senior Credit Facility carries interest rate risk. Amounts borrowed under this agreement bear interest at LIBOR plus 2.0% or less depending upon our Total Leverage Ratio (as defined). Should the LIBOR rate change, our interest expense will increase or decrease accordingly. As of March 31, 2008, we have borrowed $240.2 million subject to interest rate risk. On this amount, each 1% increase in the LIBOR interest rate would result in $2.4 million of additional gross interest cost on an annualized basis.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation and as described below under “Changes in Internal Controls” (Item 4(b)), we identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rule 12b-2 ). Because of these material weaknesses, which are in the process of being remediated as described below under “Changes in Internal Controls” (Item 4(b)), our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2008, which is the end of the period covered by this report.

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

(b) Changes in Internal Control over Financial Reporting

Information technology program development and change controls over the unified billing system and the interface with the general ledger were not designed effectively. As a result, our automated interface between the unified billing system and the general ledger was not appropriately configured. In addition, our management review control over unreconciled transactions recorded in accounts receivable general ledger accounts was not designed at the level of precision to detect and correct errors that could be material to annual or interim financial statements. As a result of these deficiencies, errors existed in the Company's accounts receivable and revenues that were corrected prior to the issuance of our 2007 annual report on Form 10-K. Although we began remediation of the material weakness during the first quarter of 2008, we have not had sufficient time to fully implement the control changes necessary to completely remediate this material weakness.

Our policies and procedures to ensure that our accounting personnel are sufficiently trained on technical accounting matters did not operate effectively. More specifically, our accounting personnel did not have the necessary knowledge and training to adequately account for and disclose certain share-based compensation awards in accordance with SFAS No.123(R), Share-Based Payment. In addition, our accounting personnel lacked adequate training on the operation of certain aspects of the software used to calculate the Company’s share-based compensation expense. As a result of these deficiencies, errors existed in the Company's share-based compensation expense that were corrected prior to the issuance of our 2007 annual report on Form 10-K. Although we began remediation of the material weakness during the fourth quarter of 2007 and continued efforts toward remediation during the first quarter of 2008, we have not had sufficient time to fully implement the control changes necessary to completely remediate this material weakness.

In March 2008 we implemented a new online payment system. The implementation replaced a system supported internally with a system supported by an external company and has resulted in certain changes to our processes and procedures affecting internal control over financial reporting during the first quarter of 2008. We have committed internal and external resources to revise and document processes and related internal controls over the new system.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to March 31, 2008, we determined that deficiencies existed at December 31, 2007 that rise to the level of material weakness. Specifically, (i) our entity-level control related to the selection and application of accounting policies in accordance with GAAP was not designed effectively, and (ii) our policies and procedures for the recording of depreciation expense during interim reporting periods were not designed to ensure reporting in accordance with GAAP. These deficiencies led to errors in interim financial reporting that have been corrected through the restatement of our interim financial information described in note 1(i) in the accompanying “Notes to Interim Consolidated Financial Statements.” Our depreciation expense for the three month period ending March 31, 2008 has been reported in accordance with GAAP. Because these deficiencies were not identified in Management’s Report on Internal Control Over Financial Reporting initially included in our December 31, 2007 annual report on Form 10-K filed with the SEC on March 7, 2008, we will restate this report by filing an amended Form 10-K. We plan to remediate these deficiencies by taking the following actions:

•	We plan to expand our accounting policy documentation and implement policies and procedures to periodically review our accounting policies to ensure ongoing GAAP compliance.
•

With regards to our policies and procedures for the recording of depreciation expense during interim reporting periods, we will revise our accounting policies and implement procedures to ensure depreciation is recorded consistent with GAAP for interim reporting periods.

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

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer, Secretary and Treasurer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer, Secretary and Treasurer
10.150	Second Amendment to Lease Agreement dated as of April 8, 2008 between RDB Company and GCI Communication Corp. as successor in interest to General Communication, Inc.
10.151	Audit Committee Charter (as revised by the board of directors of General Communication, Inc. effective as of April 27, 2007)
10.152	Nominating and Corporate Governance Committee Charter (as revised by the board of directors of General Communication, Inc. effective as of April 27, 2007)
10.153

Thirteenth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formally known as MCI WorldCom Network Services) dated January 16, 2008 #

18.1	Letter regarding change in accounting principle
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

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	June 4, 2008
Ronald A. Duncan	(Principal Executive Officer)

/s/ John M. Lowber	Senior Vice President, Chief Financial	June 4, 2008
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	June 4, 2008
Lynda L. Tarbath	Officer (Principal Accounting Officer)

