Form 10-K/A
period 2007-12-31
GENERAL COMMUNICATION INC
filed 2008-06-11
CIK 808461

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

The number of shares outstanding of the registrant’s common stock as of February 20, 2008, was:

Class A common stock – 49,913,996 shares; and,

Class B common stock – 3,256,623 shares.

Explanatory Note

General Communication, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was originally filed on March 3, 2008 (“Original Filing”), and was subsequently amended on April 29, 2008 to provide the information required by Part III of Form 10-K (the “Amended Original Filing”).

This Amendment is being filed to:

•

Reflect the restatement of the Company’s summary of unaudited quarterly results of operations for the year ended December 31, 2007 in Note 16, “Fluctuations in Fourth Quarter Results of Operations (Unaudited)” to the accompanying consolidated financial statements under Part II, Item 8 contained in this Form 10-K/A. The corrected note is now Note 17. and

•

Correct the Company’s consolidated financial statements under Part II, Item 8 contained in this Form 10-K/A for an immaterial error caused by our capitalized interest policy that was too restrictive and resulted in no interest capitalization on certain qualifying capital expenditures. The immaterial error correction increased depreciation expense $1.3 million, decreased interest expense $1.7 million, and increased income tax expense $201,000 for the year ended December 31, 2007. The immaterial error correction also increased property and equipment in service $5.9 million, increased accumulated depreciation $4.0 million, increased deferred income tax liability $814,000, and increased retained earnings $1.1 million as of December 31, 2007. The immaterial error correction for periods prior to 2005 increased property and equipment, net of accumulated depreciation $1.4 million, increased deferred income tax liability $611,000 and increased retained earnings $805,000 as of January 1, 2005. Note 2 to the consolidated financial statements is added to describe the immaterial error correction.

•

Report Management’s conclusion that certain of the errors described above arose from deficiencies that rose to the level of material weaknesses that were not identified in Management’s Report on Internal Control Over Financial Reporting as of December 31, 2007. Accordingly Part II, Item 9A contained in this Form 10-K/A has been restated to include a discussion of new material weaknesses.

This Form 10-K/A only amends Part II, Items 8 and 9A as a result of, and to reflect, the quarterly financial result restatement, the immaterial error correction, and Management’s conclusion that certain of the errors arose from material weaknesses. This Form 10-K/A includes the Amended Original Filing in its entirety; no information in the Amended Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the Securities and Exchange Commission (“SEC”), Item 15 of Part IV of the Original Filing has been amended to contain the currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and the currently dated consent of KPMG, LLP (Independent Registered Public Accounting Firm). Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or Amended Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and any reports filed with the SEC subsequent to the date of this filing.

GENERAL COMMUNICATION, INC.

2007 ANNUAL REPORT ON FORM 10-K/A

This Annual Report on Form 10-K/A is for the year ending December 31, 2007. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

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

Financial Information about Industry Segments

Our four reportable segments are Consumer, Network Access, Commercial and Managed Broadband services.

For financial information about our reportable segments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also refer to note 12 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data.”

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

1 See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 12 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Consumer segment.

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

1 See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 12 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Network Access segment.

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

1 See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 12 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Commercial segment.

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

1 See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 12 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Managed Broadband segment.

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

Our management has determined that as of December 31, 2007, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of four identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of these material weaknesses and our remediation efforts and plans, see “Part II — Item 9A — Controls and Procedures.” If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

General

Our properties do not lend themselves to description by location of principal units. Our investment in property and equipment in our consolidated operations consisted of the following at December 31:

	2007	2006
Telephone distribution systems	63.5%	64.9%
Cable television distribution systems	16.4%	18.1%
Support equipment	11.2%	11.3%
Construction in progress	6.6%	3.5%
Land and buildings	1.2%	1.0%
Transportation equipment	0.8%	0.8%
Property and equipment under capital leases	0.3%	0.4%
Total	100.0%	100.0%

It is not practicable to allocate our properties to our operating segments since many of our properties are employed by more than one segment to provide common services and products. Additionally our Chief Operating Decision Maker manages our properties at the consolidated company level rather than at the segment level.

These properties consist primarily of undersea and land-based fiber-optic networks, switching equipment, satellite transponders and earth stations, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, routers, servers, transportation equipment, computer equipment and general office equipment. Land and buildings consist of land, land improvements and landing stations and other buildings. Substantially all of our properties secure our Senior Credit Facility. See note 8 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information.

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

The total investment in property, plant and equipment has increased from $611.2 million at January 1, 2003 to $938.2 million at December 31, 2007, including Alaska DigiTel in 2007 and construction in progress and excluding deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required in the future to meet the growing demand for communications, Internet and entertainment services and to continually modernize and improve such services to meet competitive demands.

Additions to property and equipment and construction in progress for 2001 through 2007 were as follows (in millions):

2003	$62.5
2004	$112.6
2005	$81.2
2006	$105.1
2007	$159.0

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

Dividends

We have never paid cash dividends on our common stock, and we have no present intention of doing so. Payment of cash dividends in the future, if any, will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations. Our existing bank loan agreements contain provisions that limit payment of dividends on common stock, other than stock dividends (see note 8 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information).

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

[3]	Open-market purchases made under our publicly announced repurchase plan.

Item 6. Selected Financial Data

The following table presents selected historical information relating to financial condition and results of operations over the past five years.

		Years ended December 31,
		2007	2006	2005	2004	2003
(Amounts in thousands except per share amounts)
Revenues		$520,311	477,482	443,026	424,826	390,797
Income before income tax expense and cumulative effect of a change in accounting principle		$25,895	34,253	36,835	38,715	26,160
Cumulative effect of a change in accounting principal, net of income tax expense of $44 in 2006 and net of income tax benefit of $367 in 2003	$	---	64	---	---	(544)
Net income		$13,733	18,520	20,831	21,252	15,542
Net income available to common shareholders		$13,733	18,520	18,325	19,749	13,524
Basic net income available to common shareholders per common share		$0.26	0.34	0.34	0.35	0.24
Diluted net income available to common shareholders per common share		$0.23	0.33	0.33	0.34	0.24
Total assets		$984,233	916,075	875,191	849,191	763,020
Long-term debt, including current portion and net of unamortized discount		$538,398	489,462	475,840	437,137	345,000
Obligations under capital leases, including current portion		$2,851	2,857	672	39,661	44,775
Redeemable preferred stock:
Series B	$	---	---	4,249	4,249	15,664
Series C	$	---	---	---	---	10,000
Total stockholders’ equity		$252,955	246,278	244,425	234,270	226,642
Dividends declared per common share		$0.00	0.00	0.00	0.00	0.00

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

The immaterial error correction, as described in the explanatory note and in note 2 to the consolidated financial statements, have been included in the amounts for the period ending December 31, 2007 shown in Management's Discussion and Analysis.

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

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

				Percentage Change[1]	Percentage Change[1]
				2007	2006
	Year Ended December 31,			vs.	vs.
(Unaudited)	2007	2006	2005	2006	2005
Statements of Operations Data:
Revenues:
Consumer segment	43.0%	37.5%	36.8%	24.9%	9.8%
Network Access segment	31.4%	34.9%	33.5%	(1.9%)	12.2%
Commercial segment	20.1%	22.2%	23.8%	(1.2%)	0.3%
Managed Broadband segment	5.5%	5.4%	5.9%	10.2%	0.1%
Total revenues	100.0%	100.0%	100.0%	9.0%	7.8%
Selling, general and administrative expenses	37.0%	36.0%	35.1%	12.1%	10.4%
Restructuring charge	0.0%	0.0%	0.4%	---	NM
Depreciation and amortization expense	16.8%	17.2%	16.7%	6.7%	10.8%
Operating income	11.8%	14.1%	17.3%	(9.2%)	(12.3%)
Other expense, net	6.8%	6.9%	9.0%	6.6%	(16.7%)
Income before income taxes and cumulative effect of a change in accounting principle in 2006	5.0%	7.2%	8.3%	(24.4%)	(7.0%)
Income before cumulative effect of a change in accounting principle in 2006	2.6%	3.9%	4.7%	(25.6%)	(11.5%)

Net income	2.6%	3.9%	4.7%	(25.9%)	(11.2%)

________________________________

[1]	Percentage change in underlying data.

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

Depreciation and Amortization Expense

Depreciation and amortization expense increased 6.7% to $87.6 million in 2007. The increase is primarily due to our $83.4 million investment in equipment and facilities placed into service during 2006 for which a full year of depreciation was recorded in 2007, the $113.3 million investment in equipment and facilities placed into service during the year ended December 31, 2007 for which a partial year of depreciation was recorded in 2007, and the increased depreciation and amortization expense recognized in 2007 on the depreciable and amortizable assets recorded upon the acquisition and consolidation of Alaska DigiTel. The depreciation and amortization expense increase is partially off-set by the $790,000 software impairment recognized in 2006 upon the closure of an operating segment.

Other Expense, Net

Other expense, net of other income, increased 6.6% to $35.3 million in 2007 primarily due to the following:

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

The increases described above are partially offset by an increase in capitalized interest from $820,000 in 2006 to $3.3 million in 2007 primarily due to increased qualifying capital expenditures upon which capitalized interest is calculated.

Income Tax Expense

Income tax expense totaled $12.2 million and $15.8 million in 2007 and 2006, respectively. Our effective income tax rate increased from 46.1% in 2006 to 47.0% in 2007 primarily due to increases in permanent differences in 2007.

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

Our capital expenditures by standard reporting category for the years ended December 31, 2007, 2006 and 2005 follows (amounts in thousands):

	2007	2006	2005
Line extensions	$62,984	24,126	3,877
Customer premise equipment	23,554	14,771	18,600
Scalable infrastructure	4,749	1,062	2,702
Upgrade/rebuild	1,451	4,145	11,761
Support capital	1,317	1,146	935
Commercial	392	138	331
Sub-total	94,447	45,388	38,206
Remaining reportable segments capital expenditures	64,569	59,672	42,945
	$159,016	105,060	81,151

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

Cash flows from operating activities totaled $110.3 million for the year ended December 31, 2007 as compared to $122.8 million for the year ended December 31, 2006.

Other sources of cash during the year ended December 31, 2007 included a $60.0 million borrowing on our Senior Credit Facility, $4.6 million of collateral released and returned to us, and $3.3 million from the issuance of our Class A common stock. Other uses of cash during the year ended December 31, 2007 included expenditures of $153.0 million for property and equipment, including construction in progress, $19.5 million to acquire Alaska DigiTel, $15.2 million to repay a note payable and convertible debenture previously owed by Alaska DigiTel, repayment of $12.0 million of our Senior Credit Facility, purchase of $15.3 million of common stock to be retired and held for corporate purposes, and the purchase of $7.2 million of other assets and intangible assets.

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

Capital Expenditures

Our cash expenditures for property and equipment, including construction in progress, totaled $153.0 million and $96.0 million during the years ended December 31, 2007 and 2006, respectively. Our capital expenditures requirements in excess of approximately $25.0 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2008 expenditures for property and equipment for our core operations, including construction in progress and excluding the Galaxy 18 satellite transponder capacity lease discussed above and potential acquisitions discussed earlier, to total $220.0 million to $230.0 million, depending on available opportunities and the amount of cash flow we generate during 2008.

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

For long-term debt included in the above table, we have included principal payments on our Senior Credit Facility and Senior Notes. Interest on amounts outstanding under our Senior Credit Facility is based on variable rates. We used the current rate paid on the Senior Credit Facility to estimate our future interest payments. Our Senior Notes require semi-annual interest payments of $11.6 million through February 2014. For a discussion of our Senior Notes and Senior Credit Facility see note 8 in the accompanying “Notes to Consolidated Financial Statements.”

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

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page 118. Our supplementary data is filed under Item 7, beginning on page 54.

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

Selection and Application of Accounting Policies in Accordance with GAAP and Recording of Depreciation Expense on an Interim Basis - On May 27, 2008, we determined that it was necessary to restate our consolidated financial statements for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007. In conjunction with the restatement, we have determined that the errors resulted from deficiencies in internal control over financial reporting that existed at December 31, 2007. These deficiencies rise to the level of material weakness, and because they were not identified in Management’s Report on Internal Control Over Financial Reporting initially included in our December 31, 2007 annual report on Form 10-K filed with the SEC on March 7, 2008, we are restating this report. Specifically, (i) our entity-level control related to the selection and application of accounting policies in accordance with GAAP was not designed effectively; and (ii) our policies and procedures for the recording of depreciation expense were not designed to ensure reporting in accordance with GAAP during interim reporting periods. These deficiencies led to errors in our interim financial reporting which were corrected through the restatement of our interim financial information described above.

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

84

•

Require our staff to continue to attend training related to the application of SFAS No. 123(R), Share-Based Payment, and related interpretations and obtain further training in using our stock option plan administration software as appropriate.

Subsequent to December 31, 2007, we plan to remediate the material weaknesses associated with our entity level control related to the selection and application of accounting policies in accordance with GAAP and our policies and procedures for the recording of depreciation expense during interim reporting periodsby taking the following actions:

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

110

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

111

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

115

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

•	Tax Fees– Were $26,250 and $22,350 for 2007 and 2006, respectively. Included in this category are fees for review of our state and federal income tax returns and consultation on various tax matters.

•	All Other Fees– None for 2007 and 2006.

All of the services described above were approved in conformity with the Audit Committee's pre-approved policy.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(l) Consolidated Financial Statements	Page No.

Included in Part II of this Report:

Reports of Independent Registered Public Accounting Firm	118 — 120

Consolidated Balance Sheets, December 31, 2007 and 2006	121 — 122

Consolidated Income Statements, years ended December 31, 2007, 2006 and 2005	123

Consolidated Statements of Stockholders’ Equity, years ended December 31, 2007, 2006 and 2005	124 — 125

Consolidated Statements of Cash Flows, years ended December 31, 2007, 2006 and 2005	126

Notes to Consolidated Financial Statements	127 — 168

(2) Consolidated Financial Statement Schedules

Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(3) Exhibits	169

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

As discussed in Notes 1(z) and 11 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note 1(ai) to the consolidated financial statements, the Company changed its method of quantifying errors in 2006 to conform to Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), General Communication, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established inInternal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2008, except for the sixth paragraph of Management's Report on Internal Control over Financial Reporting (as restated), as to which the date is June 10, 2008, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Anchorage, Alaska

March 6, 2008, except for note 2, as to which

the date is June 10, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

General Communication, Inc.:

We have audited General Communication, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Communication, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as restated) (Item 9A.(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the following have been identified and included in management's assessment:

•	Information Technology Program Development and Change Controls over the Unified Billing System and Related Monitoring Controls
•	Share-Based Payment Arrangements
•	Entity-level Control Related to the Selection and Application of Accounting Policies
•	Policies and Procedures over Recording Depreciation Expense during Interim Reporting Periods

As stated in the sixth paragraph of Management's Report on Internal Control Over Financial Reporting (as restated), management's assessment of the effectiveness of internal control over financial reporting has been restated to reflect the impact of the third and fourth material weaknesses mentioned above.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of General Communication, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated income statements, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 6, 2008, except for note 2, as to which the date is June 10, 2008, which expressed an unqualified opinion on those consolidated financial statements.

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

(signed) KPMG LLP

Anchorage, Alaska

March 6, 2008 except for the sixth paragraph of Management's

Report on Internal Control over Financial Reporting (as restated),

as to which the date is June 10, 2008

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$13,074	57,647
Restricted cash	---	4,612

Receivables	97,913	78,811
Less allowance for doubtful receivables	1,657	2,922
Net receivables	96,256	75,889

Deferred income taxes	5,734	20,685
Prepaid expenses	5,356	5,729
Inventories	2,541	3,362
Notes receivable from related parties	31	1,080
Property held for sale	---	2,316
Other current assets	686	1,988
Total current assets	123,678	173,308

Property and equipment in service, net of depreciation	504,273	456,295
Construction in progress	69,409	29,994
Net property and equipment	573,682	486,289

Cable certificates	191,565	191,565
Goodwill	42,181	42,181
Wireless licenses	25,757	1,497
Other intangible assets, net of amortization	11,769	7,011
Deferred loan and senior notes costs, net of amortization of $2,787 and $1,976 at December 31, 2007 and 2006, respectively	6,202	7,091
Other assets	9,399	7,133
Total other assets	286,873	256,478
Total assets	$984,233	916,075

See accompanying notes to consolidated financial statements.

121	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(Amounts in thousands)	December 31,
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	2007	2006

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$2,375	1,792
Accounts payable	35,747	28,404
Deferred revenue	16,600	16,566
Accrued payroll and payroll related obligations	16,329	14,598
Accrued interest	8,927	8,710
Accrued liabilities	7,536	8,377
Subscriber deposits	877	489
Total current liabilities	88,391	78,936

Long-term debt	536,115	487,737
Obligations under capital leases, excluding current maturities	2,290	2,229
Obligation under capital lease due to related party, excluding current maturity	469	561
Deferred income taxes	84,294	87,609
Other liabilities	13,241	12,725
Total liabilities	724,800	669,797

Minority interest	6,478	---

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 50,437 and 50,191 shares at December 31, 2007 and 2006, respectively; outstanding 49,425 and 49,804 at December 31, 2007 and 2006, respectively	155,980	157,502
Class B. Authorized 10,000 shares; issued 3,257 and 3,370 shares at December 31, 2007 and 2006, respectively; outstanding 3,255 and 3,368 at December 31, 2007 and 2006, respectively; convertible on a share-per-share basis into Class A common stock	2,751	2,846
Less cost of 473 and 258 Class A and Class B common shares held in treasury at December 31, 2007 and 2006, respectively	(3,448)	(1,436)
Paid-in capital	20,132	20,641
Notes receivable with related parties issued upon stock option exercise	---	(738)
Retained earnings	77,540	67,463
Total stockholders’ equity	252,955	246,278
Total liabilities, minority interest and stockholders’ equity	$984,233	916,075

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Amounts in thousands, except per share amounts)	2007	2006	2005
Revenues	$520,311	477,482	443,026

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	179,057	156,405	134,861
Selling, general and administrative expenses	192,494	171,652	155,542
Restructuring charge	---	---	1,967
Depreciation and amortization expense	87,615	82,099	74,126
Operating income	61,145	67,326	76,530

Other income (expense):
Interest expense	(34,407)	(34,413)	(34,116)
Interest income	544	1,841	624
Amortization and write-off of loan and senior note fees	(1,423)	(964)	(3,406)
Loss on termination of capital lease	---	---	(2,797)
Other	36	463	---
Other expense, net	(35,250)	(33,073)	(39,695)

Income before income tax expense and cumulative effect of a change in accounting principle	25,895	34,253	36,835

Income tax expense	12,162	15,797	16,004

Income before cumulative effect of a change in accounting principle	13,733	18,456	20,831

Cumulative effect of a change in accounting principle, net of income tax expense of $44	---	64	---

Net income	13,733	18,520	20,831

Excess of the price paid to redeem Series B redeemable preferred stock over the carrying amount of the preferred stock	---	---	2,358
Preferred stock dividends	---	---	148

Net income available to common shareholders	$13,733	18,520	18,325

Basic net income available to common shareholders per common share:
Income available to common shareholders before cumulative effect of a change in accounting principle	$0.26	0.34	0.34
Cumulative effect of a change in accounting principle	---	---	---
Net income available to common shareholders	$0.26	0.34	0.34

Diluted net income available to common shareholders per common share:
Income available to common shareholders before cumulative effect of a change in accounting principle	$0.23	0.33	0.33
Cumulative effect of a change in accounting principle	---	---	---
Net income available to common shareholders	$0.23	0.33	0.33

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Amounts in thousands)	Class A Common Stock	Class B Common Stock	Class A and B Shares Held in Treasury	Paid-in Capital	Notes Receivable with Related Parties	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2005	$186,883	3,248	(1,702)	14,957	(3,016)	33,900	234,270
Cumulative adjustment for immaterial error correction of interest capitalization error and the associated depreciation expense, net of income tax benefit	---	---	---	---	---	805	805
Net income	---	---	---	---	---	20,831	20,831
Tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes	---	---	---	922	---	---	922
Common stock repurchases	---	---	(60)	---	---	(16,086)	(16,146)
Common stock retirements	(12,910)	---	---	---	---	12,910	---
Shares issued under stock compensation plans	4,377	---	---	---	---	---	4,377
Class B shares converted to Class A	1	(1)	---	---	---	---	---
Issuance of service awards	---	---	32	---	---	---	32
Share-based compensation expense	---	---	---	546	---	---	546
Payments received on notes receivable with related parties issued upon stock option exercise	---	---	---	---	1,294	---	1,294
Excess of the price paid to redeem Series B redeemable preferred stock over the carrying amount of the preferred stock	---	---	---	---	---	(2,358)	(2,358)
Preferred stock Series B dividends	---	---	---	---	---	(148)	(148)
Balances at December 31, 2005	$178,351	3,247	(1,730)	16,425	(1,722)	49,854	244,425

See accompanying notes to consolidated financial statements.

124	(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Continued)

(Amounts in thousands)	Class A Common Stock	Class B Common Stock	Class A and B Shares Held in Treasury	Paid-in Capital	Notes Receivable with Related Parties	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2005	$178,351	3,247	(1,730)	16,425	(1,722)	49,854	244,425
SAB 108 cumulative adjustment, net of income tax expense	---	---	---	---	---	1,104	1,104
Net income	---	---	---	---	---	18,520	18,520
Cumulative effect adjustments upon implementation of Statement of Financial Accounting Standard No. 123(R)	---	---	---	(108)	---	---	(108)
Common stock repurchases	---	---	(3)	---	---	(34,672)	(34,675)
Common stock retirements	(32,571)	(369)	---	---	---	32,940	---
Shares issued under stock compensation plans	11,690	---	---	---	---	---	11,690
Class B shares converted to Class A	32	(32)	---	---	---	---	---
Issuance of service awards	---	---	14	---	---	---	14
Share-based compensation expense	---	---	---	4,407	---	---	4,407
Payments received on notes receivable with related parties issued upon stock option exercise	---	---	---	---	1,001	---	1,001
Reclassification from treasury stock to be held for general corporate purposes to common stock to be retired	---	---	283	---	---	(283)	---
Other	---	---	---	(83)	(17)	---	(100)
Balances at December 31, 2006	$157,502	2,846	(1,436)	20,641	(738)	67,463	246,278
Net income	---	---	---	---	---	13,733	13,733
Common stock repurchases	---	---	(2,000)	---	---	(15,076)	(17,076)
Common stock retirements	(11,420)	---	---	---	---	11,420	---
Shares issued under stock option plan	3,311	---	---	---	---	---	3,311
Issuance of restricted stock awards	6,492	---	---	(6,492)	---	---	---
Class B shares converted to Class A	95	(95)	---	---	---	---	---
Issuance of service awards	---	---	28	---	---	---	28
Share-based compensation expense	---	---	---	5,983	---	---	5,983
Payments received on notes receivable with related parties issued upon stock option exercise	---	---	---	---	738	---	738
Other	---	---	(40)	---	---	---	(40)
Balances at December 31, 2007	$155,980	2,751	(3,448)	20,132	---	77,540	252,955

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Amounts in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$13,733	18,520	20,831
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization expense	87,615	82,099	74,126
Deferred income tax expense	11,649	15,384	14,936
Share-based compensation expense	4,944	6,365	546
Loss on termination of capital lease	---	---	2,797
Other noncash income and expense items	7,602	4,924	8,027
Change in operating assets and liabilities	(15,255)	(4,510)	(6,398)
Net cash provided by operating activities	110,288	122,782	114,865

Cash flows from investing activities:
Purchases of property and equipment, including construction period interest	(153,030)	(95,998)	(79,789)
Purchase of business	(19,530)	---	---
Purchases of other assets and intangible assets	(7,183)	(4,751)	(1,881)
Restricted cash	4,612	(4,612)	---
Other	44	3,326	2,087
Net cash used in investing activities	(175,087)	(102,035)	(79,583)

Cash flows from financing activities:
Borrowing on Senior Credit Facility	60,000	15,000	38,831
Payment of debt	(27,152)	(1,725)	(800)
Purchase of treasury stock to be retired	(13,337)	(32,561)	(15,882)
Proceeds from common stock issuance	3,311	11,472	3,989
Purchase of treasury stock to be held for general corporate purposes	(2,000)	(3)	(60)
Payment of debt issuance costs	(527)	(44)	(1,076)
Repayments of capital lease obligations	(69)	(43)	(38,989)
Payments received on notes receivable with related parties issued upon stock option exercise	---	442	1,256
Redemption of Series B redeemable preferred stock	---	---	(6,607)
Payment upon early termination of capital lease	---	---	(2,797)
Payment of preferred stock dividends	---	---	(237)
Net cash provided by (used in) financing activities	20,226	(7,462)	(22,372)
Net increase (decrease) in cash and cash equivalents	(44,573)	13,285	12,910
Cash and cash equivalents at beginning of period	57,647	44,362	31,452

Cash and cash equivalents at end of period	$13,074	57,647	44,362

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

Alaska DigiTel, LLC ("Alaska DigiTel") Acquisition

On January 2, 2007, we acquired 82% of the equity interest and 20.0% of the voting interest of Alaska DigiTel, an Alaska wireless provider, for $29.5 million. We have a variable interest in Alaska DigiTel in which we are the primary beneficiary as defined by FIN 46(R). We view our investment as an incremental way to participate in future growth of the Alaska wireless industry. We consolidated Alaska DigiTel in accordance with FIN 46(R) and their results of operations are included in the Consolidated Income Statement for the entire year ended December 31, 2007. The Alaska DigiTel purchase price has been allocated as follows: cash $10.0 million, receivables, net $4.4 million, other current assets $850,000, property and equipment $12.3 million, wireless licenses $24.3 million, other intangible assets $4.5 million, current liabilities $4.1 million, debt $15.7 million and minority interest $6.5 million. The total assets of Alaska DigiTel were $57.3 million at December 31, 2007. Alaska DigiTel’s revenues for the

                                                                                           127                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

year ended December 31, 2007 were $28.5 million with $23.1 million, $4.9 million and $538,000 allocated to our Consumer, Network Access, and Commercial segments, respectively. Alaska DigiTel had outstanding debt of $529,000 at December 31, 2007 that is collateralized by $801,000 of its property in service. Alaska DigiTel’s creditors do not have recourse to GCI’s assets.

Assuming we had consolidated Alaska DigiTel on January 1, 2006, our revenues, income before cumulative effect of a change in accounting principle and basic and diluted earnings per common share ("EPS") for the year ended December 31, 2006 would have been as follows (amounts in thousands, except per share amounts):

(Unaudited)	2006
Pro forma consolidated revenue	$497,822
Pro forma income before cumulative effect of a change in accounting principle	$18,414

EPS:
Basic – pro forma	$0.34
Diluted – pro forma	$0.33

(c)	Earnings per Common Share

EPS and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Year Ended December 31, 2007
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Basic EPS:
Net income available to common shareholders	$ 13,733	52,951	$ 0.26
Effect of Dilutive Securities:
Unexercised stock options	---	1,288	---
Unvested stock awards	---	24	---
Diluted EPS:
Effect of share based compensation that may be settled in cash or shares	(1,329)	318	---
Net income adjusted for effect of share based compensation that may be settled in cash or shares	$ 12,404	54,581	$ 0.23

                                                                                           128                                                           (Continued)

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

                                                                                           129                                                           (Continued)

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

                                                                                           130                                                           (Continued)

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

                                                                                           131                                                           (Continued)

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

                                                                                           132                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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
•

Cable television service package fees, local access and Internet service plan fees, and private line telecommunication revenues are billed in advance, recorded as Deferred Revenue on the balance sheet, and are recognized as the associated service is provided,

•

Certain of our wireless services offerings have been determined to be revenue arrangements with multiple deliverables. Revenues are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. Revenues generated from wireless service usage and plan fees are recognized when the services are provided. Revenues generated from the sale of wireless handsets and accessories are recognized when title to the handset and accessories passes to the customer. As the non-refundable, up-front activation fee charged to the customer does not meet the criteria as a separate unit of accounting, we

                                                                                           134                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

allocate the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period,

•

The majority of our equipment sale transactions involve the sale of communications equipment with no other services involved. Such equipment is subject to standard manufacturer warranties and we do not manufacture any of the equipment we sell. In such instances the customer takes title to the equipment generally upon delivery. We recognize revenue for such transactions when title passes to the customer and the revenue is earned and realizable pursuant to the provisions of SAB 101 and SAB 104. On certain occasions we enter into agreements to sell and satisfactorily install or integrate telecommunications equipment for a fixed fee. Customers may have refund rights if the installed equipment does not meet certain performance criteria. We defer revenue recognition until we have received customer acceptance per the contract or agreement, and all other required revenue recognition elements have been achieved. Revenues from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements,

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

                                                                                           135                                                           (Continued)

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

Material interest costs incurred during the construction period of non-software capital projects are capitalized. Interest costs incurred during the development period of a software capital project are capitalized. Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. We capitalized interest cost of $3.3 million, $820,000 and $0 during the years ended December 31, 2007, 2006 and 2005, respectively.

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

We recognize accrued interest on unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. We did not have any unrecognized tax benefits as of December 31, 2007, 2006 and 2005, and, accordingly, we did not recognize any interest

                                                                                           136                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

expense. Additionally, we did not record any penalties during the years ended December 31, 2007, 2006 and 2005.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” and related interpretations, to account for share-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and revises guidance in SFAS 123, “Accounting for Stock-Based Compensation.” Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 1986 Stock Option Plan (“Stock Option Plan”) and unvested stock options not issued pursuant to a plan that were outstanding as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. See note 11 for information on the assumptions we used to calculate the fair value of share-based compensation.

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

                                                                                           137                                                           (Continued)

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

                                                                                           138                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2006, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments at one highly rated financial institution.

We have one major customer, Verizon Communications, Inc. (“Verizon”) (see note 12). We also provide services to Sprint Nextel Corporation ("Sprint Nextel") and Dobson Communications Corporation ("Dobson"). Although these customers do not meet the threshold for classification as a major customer, we do derive significant revenues and operating income from them. In November 2007, AT&T Mobility LLC ("AT&T") acquired Dobson, including its Alaska properties. In December 2007, we signed an agreement with AT&T that terminates AT&T’s obligation to purchase network services from us as of July 1, 2008. As compensation AT&T will provide us with a large block of wireless network usage at no charge. The block of wireless network usage at no charge will reduce Cost of Goods Sold during the four year period ended June 30, 2012, that we would have otherwise recognized in accordance with the new agreement, however, we are unable to estimate the impact this agreement will have on our Cost of Goods Sold. We expect our message telephone and Private Line revenues earned from Dobson to decrease in 2008 and forward. Dobson revenues were $23.2 million in 2007. We do not believe the termination of the agreement with Dobson will have a material adverse effect on our financial position, results of operations or liquidity. There is increased risk associated with these customers' accounts receivable balances. Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Though limited to one geographical area and except for Verizon, Sprint Nextel and AT&T, the concentration of credit risk with respect to our receivables is minimized due to the large number of customers, individually small balances, and short payment terms.

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

                                                                                           139                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

                                                                                           140                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(aj)	Reclassifications

Reclassifications have been made to the 2006 and 2005 financial statements to make them comparable with the 2007 presentation.

(2)	Error Correction

We corrected an immaterial error caused by our capitalized interest policy that was too restrictive and resulted in no interest capitalization on certain qualifying capital expenditures. The immaterial error correction increased depreciation expense $1.3 million, decreased interest expense $1.7 million, and increased income tax expense $201,000 for the year ended December 31, 2007. The immaterial error correction also increased property and equipment in service $5.9 million, increased accumulated depreciation $4.0 million, increased deferred income tax liability $814,000, and increased retained earnings $1.1 million as of December 31, 2007. The immaterial error correction for periods prior to 2005 increased property and equipment, net of accumulated depreciation $1.4 million, increased deferred income tax liability $611,000 and increased retained earnings $805,000 as of January 1, 2005. The impact of the immaterial error correction is reflected in the accompanying consolidated financial statements including footnotes 1c, 1w, 3, 5, 9, 10, 12, and 17.

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

                                                                                           141                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Increase (decrease) in components of other long-term liabilities	526	594	(174)
	$(15,255)	(4,510)	(6,398)

We paid interest totaling $34.0 million, $35.1 million and $33.1 million during the years ended December 31, 2007, 2006 and 2005, respectively.

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

                                                                                           142                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

During the years ended December 31, 2007, 2006 and 2005 we utilized $0, $372,000 and $3.3 million, respectively, of the MCI credit (as further described and defined in note 12) against amounts otherwise payable for services received from MCI.

                                                                                           143                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Net Property and Equipment in Service

Net property and equipment in service consists of the following at December 31, 2007 and 2006 (amounts in thousands):

	2007	2006
Land and buildings	$14,424	8,685
Telephony distribution systems	640,001	558,734
Cable television distribution systems	161,934	155,693
Support equipment	110,619	97,115
Transportation equipment	8,102	6,645
Property and equipment under capital leases	3,086	3,086
	938,166	829,958
Less accumulated depreciation	432,829	372,709
Less accumulated amortization	1,064	954
Net property and equipment in service	$504,273	456,295

(6)	Intangible Assets

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

                                                                                           144                                                           (Continued)

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

Amortization expense for amortizable intangible assets for the years ended December 31, 2007, 2006 and 2005 follow (amounts in thousands):

	Years Ended December 31,
	2007	2006	2005
Amortization expense for amortizable intangible assets	$3,332	1,804	1,244

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2008	$3,297
2009	2,979
2010	2,458
2011	1,051
2012	486

(7)	Notes Receivable from Related Parties

Notes receivable from related parties consist of the following (amounts in thousands):

		December 31,
		2007	2006
Note receivable from officers bearing interest at the prime rate or at the rate paid by us on our senior indebtedness which is considered market rate, unsecured, unconditionally guaranteed by the borrower, due through February 8, 2007	$	---	1,741
Notes receivable from other related parties bearing interest up to 7.6% or at the rate paid by us on our senior indebtedness, unsecured, due through January 1, 2010		48	92
Interest receivable		8	29
Total notes receivable from related parties		56	1,862
Less notes receivable with related parties issued upon stock option exercise, classified as a component of stockholders’ equity		---	738
Less current portion, including current interest receivable		31	1,080
Long-term portion, including long-term interest receivable		$25	44

                                                                                           145                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Debt

Long-term debt consists of the following (amounts in thousands):

	December 31,
	2007	2006
Senior Notes (a)	$320,000	320,000
Senior Credit Facility (b)	220,760	172,600
Mortgage	529	---
Note Payable	100	225
Debt	541,389	492,825
Less unamortized bond discount paid on the Senior Notes	2,991	3,363
Less current portion of long-term debt	2,283	1,725
Long-term debt, net of unamortized bond discount	$536,115	487,737

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

                                                                                           146                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

                                                                                           147                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Maturities of long-term debt as of December 31, 2007 were as follows (amounts in thousands):

Years ending December 31,
2008	$2,283
2009	2,181
2010	2,179
2011	112,751
2012	101,690
2013 and thereafter	320,305
$541,389

(9)	Comprehensive Income

During the years ended December 31, 2007, 2006 and 2005 we had no other comprehensive income. Total comprehensive income which was equal to net income during the years ended December 31, 2007, 2006 and 2005 was $13,733,000, $18,520,000 and $20,831,000, respectively.

(10)	Income Taxes

Total income tax expense (benefit) was allocated as follows (amounts in thousands):

	Years ended December 31,
	2007	2006	2005
Income before cumulative effect of a change in accounting principle	$12,162	15,797	16,004
SAB 108 cumulative adjustment	---	772	---
Cumulative effect of a change in accounting principle	---	44	---
Net income from continuing operations	12,162	16,613	16,004
Stockholders’ equity, for stock option compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	---	---	(922)
	$12,162	16,613	15,082

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

                                                                                           148                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred tax expense:
Federal taxes	9,785	12,514	11,587
State taxes	1,864	3,642	3,352
	11,649	16,156	14,939
	$12,162	15,797	16,004

Total income tax expense differed from the “expected” income tax expense determined by applying the statutory federal income tax rate of 35% as follows (amounts in thousands):

	Years ended December 31,
	2007	2006	2005
“Expected” statutory tax expense	$9,063	11,988	12,892
State income taxes, net of federal benefit	1,585	2,529	2,343
Income tax effect on nondeductible entertainment expenses	569	423	310
Income tax effect of nondeductible lobbying expenses	468	409	368
Income tax effect of nondeductible expenditures and other items, net	500	60	102
Other, net	(23)	388	(11)
	$12,162	15,797	16,004

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2007 and 2006 are summarized below (amounts in thousands):

	2007	2006
Current deferred tax assets, net of current deferred tax liability:
Compensated absences, accrued for financial reporting purposes	$2,196	2,029
Net operating loss carryforwards	2,033	16,811
Workers compensation and self insurance health reserves, principally due to accrual for financial reporting purposes	694	652
Accounts receivable, principally due to allowance for doubtful accounts	629	1,193
Deferred compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(401)	---
Other	583	---
Total current deferred tax assets	$5,734	20,685

                                                                                           149                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2007	2006
Long-term deferred tax assets:
Net operating loss carryforwards	$45,518	41,002
Alternative minimum tax credits	3,160	2,574
Deferred compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	2,690	2,082
Asset retirement obligations in excess of amounts recognized for tax purposes	1,444	1,398
Other	222	51
Total long-term deferred tax assets	53,034	47,107

Long-term deferred tax liabilities
Plant and equipment, principally due to differences in depreciation	107,189	108,307
Amortizable assets	29,677	25,788
Other	462	621
Total long-term deferred tax liabilities	137,328	134,716
Net combined long-term deferred tax liabilities	$84,294	87,609

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

                                                                                           150                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Stockholders’ Equity

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

                                                                                           151                                                           (Continued)

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

                                                                                           152                                                           (Continued)

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

                                                                                           153                                                           (Continued)

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

Employee Stock Purchase Plan

In December 1986, we adopted an Employee Stock Purchase Plan (the “401(k) Plan”) qualified under Section 401 of the Internal Revenue Code of 1986. The 401(k) Plan provides for acquisition of GCI’s Class A and Class B common stock at market value. The 401(k) Plan permits each employee who has completed one year of service to elect to participate in the 401(k) Plan. Through December 31, 2007, eligible employees could elect to reduce their compensation by up to 50 percent of such compensation

                                                                                           154                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(subject to certain limitations) up to a maximum of $15,000. Beginning January 1, 2008, eligible employees can elect to reduce their compensation by up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $15,500. Eligible employees may contribute up to 10 percent of their compensation with after-tax dollars, or they may elect a combination of salary reductions and after-tax contributions.

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

Corporate related expenses including engineering, operations and maintenance of our core network, information technology, accounting, legal and regulatory, human resources, and other selling, general and administrative (“SG&A”) expenses are allocated to our segments using the segment margin for the previous year. Bad debt expense is allocated to our segments using a combination of specific

                                                                                           155                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

identification and allocations based upon segment revenue in the same year. Restructuring charge and loss on termination of capital lease for the year ended December 31, 2005 was allocated using the percentage of each segment's margin for the year ended December 31, 2004 to total margin for the same period.

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

                                                                                           156                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

                                                                                           157                                                           (Continued)

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

A reconciliation of reportable segment earnings from external operations before depreciation and amortization expense, net interest expense, income taxes and share-based compensation expense to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

Years ended December 31,	2007	2006	2005
Reportable segment earnings from operations before depreciation and amortization expense, net interest expense, income taxes and share-based compensation expense	$153,740	156,253	148,405
Less depreciation and amortization expense	87,615	82,099	74,126
Less share-based compensation expense	4,944	6,365	546
Plus loss on termination of capital lease	---	---	2,797
Less other income	36	463	---
Consolidated operating income	61,145	67,326	76,530
Less other expense, net	35,250	33,073	39,695
Consolidated income before income taxes and cumulative effect of a change in accounting principle	$25,895	34,253	36,835

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

                                                                                           158                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

                                                                                           159                                                           (Continued)

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

                                                                                           160                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)	Related Party Transactions

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

                                                                                           161                                                           (Continued)

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

                                                                                           162                                                           (Continued)

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

                                                                                           163                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

                                                                                           164                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Dobson Resale Agreement

AT&T acquired Dobson, including its Alaska properties, on November 15, 2007. In December 2007 we signed an agreement with AT&T that provides for an orderly four-year transition of our wireless customers from the Dobson/AT&T network in Alaska to our wireless facilities to be built in 2008 and 2009. The agreement allows our current and future customers to use the AT&T wireless network for local access and roaming during the transition period. The four-year transition period, which expires

                                                                                           165                                                            Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenues, as originally reported	$124,579	129,592	133,864	132,276
All other adjustments	452	298	226	(976)
Revenues, as adjusted	$125,031	129,890	134,090	131,300

Operating income, as originally reported	$11,488	18,126	14,193	18,626
Adjustment for depreciation	872	590	1,151	(2,613)
All other adjustments	210	728	(172)	(2,054)
Operating income, as adjusted	$12,570	19,444	15,172	13,959

Net income, as originally reported	$1,530	5,015	2,213	4,746
Adjustment for depreciation	462	313	610	(1,385)
All other adjustments	314	590	133	(808)
Net income, as adjusted	$2,306	5,918	2,956	2,553

Net income available to common shareholders, as originally reported	$1,530	5,015	2,213	4,746

                                                                                           166                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Adjustment for depreciation	462	313	610	(1,385)
All other adjustments	314	590	133	(808)
Net income available to common shareholders, as adjusted	$2,306	5,918	2,956	2,553

Basic net income available to common shareholders per common share, as originally reported	$0.03	0.09	0.04	0.09
Adjustment for depreciation	0.01	0.01	0.02	(0.02)
All other adjustments	---	0.01	---	(0.02)
Basic net income available to common shareholders per common share, as adjusted	$0.04	0.11	0.06	0.05

Diluted net income available to common shareholders per common share, as originally reported	$0.02	0.09	0.04	0.08
Adjustment for depreciation	0.01	0.01	0.01	(0.02)
All other adjustments	0.01	0.01	---	(0.02)
Diluted net income available to common shareholders per common share, as adjusted	$0.04	0.11	0.05	0.04

The corrections made as part of the restatement of our 2007 quarterly reports on Form 10-Q follow:

•

We adjusted depreciation expense to correct an error in calculating depreciation in the initial year an asset is placed in service. We originally recorded our estimated depreciation expense evenly throughout the year with periodic adjustments based upon improved estimates or actual results. In accordance with GAAP we now initially record depreciation expense in the month an asset is placed in service. Depreciation was improperly allocated among quarters, but the year-end total was correct. Therefore the restatement impacts the quarterly results, but not the December 31, 2007 year-end results.

•	We have also corrected the 2007 quarters for errors that have been determined to be immaterial individually and in the aggregate. They are as follows:

•

We adjusted interest expense to correct an interest capitalization error on certain assets. As discussed in note 2, our capitalized interest policy was too restrictive and resulted in no interest capitalization on certain qualifying capital expenditures. Our capitalized interest policy now conforms to GAAP;

•	We adjusted depreciation expense due to the recognition of depreciation on additional capitalized interest;
•	We increased revenue to correct a configuration error in the automated interface between our unified billing system and our general ledger;
•	We increased revenue to correct revenue recognition for a majority noncontrolling interest in a subsidiary that was recognizing a certain type of revenue on a cash basis rather than an accrual basis;
•	We decreased share-based compensation expense to correct expense recognition timing for options that did not vest in equal increments over the vesting period;
•	We adjusted depreciation expense due to a revision of the Alaska DigiTel purchase price allocation, and;
•	We adjusted income tax expense to record the income tax effect of the corrections described above.

                                                                                           167                                                           (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Total revenues	$112,822	118,220	125,081	121,359
Operating income	$15,221	18,698	19,777	13,630
Income before cumulative effect of a change in accounting principle	$3,250	5,656	6,482	3,068
Net income	$3,314	5,656	6,482	3,068
Net income available to common shareholders	$3,314	5,656	6,482	3,068

Basic net income available to common shareholders per common share:
Income available to common shareholders before cumulative effect of a change in accounting principle per common share	$0.06	0.10	0.12	0.06
Net income available to common shareholders per common share	$0.06	0.10	0.12	0.06

Diluted net income available to common shareholders per common share:
Income available to common shareholders before cumulative effect of a change in accounting principle per common share	$0.06	0.09	0.12	0.06
Net income available to common shareholders per common share	$0.06	0.09	0.12	0.06

No significant, unusual or infrequently occurring items were recognized in the fourth quarter of 2007 or 2006.

                                                                                           168

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

                                                                                           169

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

                                                                                           170

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

                                                                                           171

                                                                                           172

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

                                                                                           173

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

* Filed herewith.
________________

Exhibit Reference	Description
1	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1990

                                                                                           174

2	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1991
3	Incorporated by reference to The Company’s Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
4	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1989.
5	Incorporated by reference to The Company’s Current Report on Form 8-K dated June 4, 1993.
6	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
7	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
8	Incorporated by reference to The Company’s Form S-4 Registration Statement dated October 4, 1996.
9	Incorporated by reference to The Company’s Current Report on Form 8-K dated November 13, 1996.
10	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
11	Incorporated by reference to The Company’s Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.
12	Incorporated by reference to The Company’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
13	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
14	Incorporated by reference to The Company’s Amendment No. 2 to Form S-3/A Registration Statement (File No. 333-28001) dated July 21, 1997.
15	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
16	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
17	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
18	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
19	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
20	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
21	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
22	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
23	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
24	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
25	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
26	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
27	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

                                                                                           175

28	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
29	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006.
30	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
31	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
32	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 19, 2007.
33	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
34	Incorporated by reference to The Company’s Form S-8 filed with the SEC on July 27, 2007.
35	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
36	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
37	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 3, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President
(Chief Executive Officer)

Date:	June 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen M. Brett	Chairman of Board and Director	June 10, 2008
Stephen M. Brett

/s/ Ronald A. Duncan	President and Director	June 10, 2008
Ronald A. Duncan	(Principal Executive Officer)

/s/ Jerry A. Edgerton	Director	June 10, 2008
Jerry A. Edgerton

/s/ Scott M. Fisher	Director	June 10, 2008
Scott M. Fisher

/s/ William P. Glasgow	Director	June 10, 2008
William P. Glasgow

Director
Stephen R. Mooney

/s/ James M. Schneider	Director	June 10, 2008
James M. Schneider

/s/ John M. Lowber	Senior Vice President, Chief Financial	June 10, 2008
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	June 10, 2008
Lynda L. Tarbath	Officer (Principal Accounting Officer)

                                                                                           176