Form 10-Q
period 2008-06-30
GENERAL COMMUNICATION INC
filed 2008-08-11
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer", "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant's classes of common stock as of July 31, 2008 was:
49,950,000 shares of Class A common stock; and
3,255,619 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can  identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” or “continue” or the negative of these words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including those identified under “Risk Factors” in Item 1A of our December 31, 2007 annual report on Form 10-K/A (Amendment No. 2) and in this Quarterly Report.  Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these forward looking statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

You should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement, and the related risks, uncertainties and other factors speak only as of the date on which they were originally made and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement to reflect any change in our expectations with regard to these statements or any other change in events, conditions or circumstances on which any such statement is based. New factors emerge from time to time, and it is not possible for us to predict what factors will arise or when. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	(Unaudited)
	June 30,	December 31,
ASSETS	2008	2007

Current assets:
Cash and cash equivalents	$95,703	13,074

Receivables	107,502	97,913
Less allowance for doubtful receivables	1,864	1,657
Net receivables	105,638	96,256

Deferred income taxes	6,448	5,734
Prepaid expenses	6,246	5,356
Inventories	5,390	2,541
Investment securities	5,230	---
Other current assets	558	717
Total current assets	225,213	123,678

Property and equipment in service, net of depreciation	692,561	504,273
Construction in progress	115,809	69,409
Net property and equipment	808,370	573,682

Cable certificates	191,565	191,565
Goodwill	48,211	42,181
Wireless licenses	25,907	25,757
Other intangible assets, net of amortization	18,080	11,769
Deferred loan and senior notes costs, net of amortization	6,726	6,202
Other assets	10,685	9,399
Total other assets	301,174	286,873
Total assets	$1,334,757	984,233

See accompanying notes to interim consolidated financial statements.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

(Amounts in thousands)	(Unaudited)
	June 30,	December 31,
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY	2008	2007

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$13,830	2,375
Accounts payable	46,094	35,747
Deferred revenue	20,886	16,600
Accrued payroll and payroll related obligations	17,401	16,329
Accrued interest	9,322	8,927
Accrued liabilities	9,219	7,536
Subscriber deposits	1,020	877
Total current liabilities	117,772	88,391

Long-term debt	702,952	536,115
Obligations under capital leases, excluding current maturities	96,254	2,290
Obligation under capital lease due to related party, excluding current maturity	1,864	469
Deferred income taxes	89,315	84,294
Long-term deferred revenue	37,738	845
Other liabilities	19,766	12,396
Total liabilities	1,065,661	724,800

Minority interest	6,502	6,478

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 49,930 and 50,437 shares at June 30, 2008 and December 31, 2007, respectively; outstanding 49,461 and 49,425 shares at June 30, 2008 and December 31, 2007, respectively	150,706	155,980
Class B. Authorized 10,000 shares; issued 3,256 and 3,257 shares at June 30, 2008 and December 31, 2007, respectively; outstanding 3,254 and 3,255 shares at June 30, 2008 and December 31, 2007, respectively; convertible on a share-per-share basis into Class A common stock	2,750	2,751
Less cost of 471 and 473 Class A and Class B common shares held in treasury at June 30, 2008 and December 31, 2007, respectively	(3,422)	(3,448)
Paid-in capital	23,522	20,132
Retained earnings	89,038	77,540
Total stockholders’ equity	262,594	252,955
Total liabilities, minority interest, and stockholders’ equity	$1,334,757	984,233

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2008	(as restated) 2007	2008	(as restated) 2007
Revenues	$142,461	129,890	277,135	254,921

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	52,448	45,579	103,759	93,569
Selling, general and administrative expenses	48,260	43,430	94,666	87,035
Depreciation and amortization expense	23,707	21,437	46,489	42,303
Operating income	18,046	19,444	32,221	32,014

Other income (expense):
Interest expense	(10,899)	(8,557)	(19,584)	(16,875)
Loan and senior note fees	(879)	(216)	(1,102)	(396)
Interest income	402	161	483	345
Minority interest	26	(24)	(24)	(11)
Other expense, net	(11,350)	(8,636)	(20,227)	(16,937)

Income before income tax expense	6,696	10,808	11,994	15,077

Income tax expense	3,191	4,890	5,960	6,853

Net income	$3,505	5,918	6,034	8,224

Basic net income per common share	$0.07	0.11	0.12	0.15

Diluted net income per common share	$0.07	0.11	0.11	0.14

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

(Amounts in thousands)	2008	(as restated) 2007
Cash flows from operating activities:
Net income	$6,034	8,224
Adjustments to reconcile net income to net cash provided by operating activities (net of effects of acquisition):
Depreciation and amortization expense	46,489	42,303
Deferred income tax expense	5,220	6,663
Share-based compensation expense	2,853	1,748
Other noncash income and expense items	4,088	3,312
Change in operating assets and liabilities, net of effect of acquisition	44,773	(7,015)
Net cash provided by operating activities	109,457	55,235

Cash flows from investing activities:
Purchases of property and equipment	(113,491)	(68,455)
Purchase of business, net of cash received	(40,161)	(19,530)
Purchases of other assets and intangible assets	(2,325)	(4,445)
Restricted cash	---	4,612
Other	---	25
Net cash used in investing activities	(155,977)	(87,793)

Cash flows from financing activities:
Borrowing on Senior Credit Facility	132,100	15,000
Repayment of debt and capital lease obligations	(1,999)	(26,126)
Payment of debt issuance costs	(1,626)	---
Issuance of long-term debt	614	---
Proceeds from common stock issuance	106	2,354
Other	(46)	(1)
Purchase of stock to be retired	---	(7,979)
Net cash provided by (used in) financing activities	129,149	(16,752)
Net increase (decrease) in cash and cash equivalents	82,629	(49,310)
Cash and cash equivalents at beginning of period	13,074	57,647

Cash and cash equivalents at end of period	$95,703	8,337

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

The accompanying unaudited interim consolidated financial statements include the accounts of General Communication, Inc. (“GCI”) and its subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007, filed with the SEC on June 11, 2008 as part of our annual report on Form 10-K (Amendment No. 2). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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
•
Competitive local access services in Anchorage, Fairbanks, Juneau, Wasilla, Eagle River, Kodiak, Palmer, Kenai, Soldotna, Seward, Chugiak, Sitka, Valdez, Ketchikan, Nome and Homer, Alaska with on-going expansion into additional Alaska communities,

•	Incumbent local access services in rural Alaska,
•	Long-distance telephone service between Alaska and the remaining United States and foreign countries,
•	Resale and sale of postpaid and sale of prepaid wireless telephone services and sale of wireless telephone handsets and accessories,
•	Data network services,
•	Internet access services,
•	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to hospitals and health clinics, and managed video conferencing,
•	Managed services to certain commercial customers,
•	Sales and service of dedicated communications systems and related equipment,
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
 The consolidated financial statements include the consolidated accounts of GCI and its wholly-owned subsidiaries, as well as a variable interest entity in which we are the primary beneficiary as defined by
 Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  All significant intercompany transactions between non-regulated affiliates of our company are eliminated.  Statement of Financial Accounting Standard ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" requires intercompany profit generated between regulated and non-regulated affiliates of the company not be eliminated on consolidation.  Intercompany profit on transactions with affiliates not subject to SFAS 71 has been eliminated.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

(c)	United Utilities, Inc. and Unicom, Inc. Acquisition
Effective June 1, 2008, we closed on our purchase of 100% of the outstanding stock of the United Utilities, Inc. ("UUI") and Unicom, Inc. ("Unicom"), which were subsidiaries of United Companies, Inc. ("UCI").  UUI, together with its subsidiary, United-KUC, Inc. ("United-KUC"), provides local telephone service to 60 rural communities across Alaska.  Unicom operates DeltaNet, a long-haul broadband microwave network ringing the Yukon-Kuskokwim Delta.  We view this investment as an opportunity to expand our Managed Broadband services in rural Alaska.  We recorded our investment in UUI and Unicom in accordance with SFAS No. 141, "Business Combinations" and their results of operations for the month of June 2008 are included in the Consolidated Income Statement for the three and six months ended June 30, 2008.  This transaction was a stock purchase but we elected to treat it as an asset purchase for income tax purposes.  As a result, goodwill has been recorded for tax purposes and will be amortized over 15 years.

The aggregate purchase price for UUI and Unicom is $40.2 million paid in cash, net of cash received.  Additionally, we have agreed to make additional payments in each of the years 2008 through 2012 that are contingent on sequential year-over-year revenue growth for specified customers.  We are unable to reasonably estimate the amount of the contingent consideration that may be paid, but do not believe any amount paid will be significant.

We are in the process of determining the value of the tangible and intangible assets, long-term debt, leases, contracts with customers, as well as other assets and liabilities; therefore, the purchase price allocation for our acquisition has not been finalized at June 30, 2008 and all assets acquired and liabilities assumed are subject to refinement.  The UUI and Unicom purchase price has been preliminarily allocated as follows (amounts in thousands):

At June 30, 2008
Current assets	$14,460
Property and equipment, including construction in progress	68,149
Intangible assets	6,549
Goodwill	6,030
Other assets	2,411
Total assets acquired	97,599
Current liabilities	4,452
Long-term debt, including current portion	42,704
Other long-term liabilities	8,188
Total liabilities assumed	55,344
Net assets acquired	$42,255

The total assets of UUI and Unicom were $98.0 million at June 30, 2008.  UUI and Unicom's revenues, net of intercompany revenue, for the month ended June 30, 2008 were $2.6 million and are primarily allocated as follows: $1.9 million to our Regulated Operations segment, $440,000 to our Managed Broadband segment, and $307,000 to our Network Access segment.  UUI and Unicom had outstanding debt of $42.9 million at June 30, 2008 that is collateralized by substantially all of UUI's and Unicom's assets.  UUI and Unicom's creditors do not have recourse to GCI's assets.

As a result of the acquisition, we have a new operating segment for our regulated activities.  Additionally, the financial results of the long-distance services sold to other common carrier customers and the managed broadband services of UUI and Unicom have been included in the Network Access and Managed Broadband services segments, respectively.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Assuming we had acquired UUI and Unicom on January 1, 2008 and 2007, our revenues, income before taxes and basic and diluted earnings per common share ("EPS") for the three and six months ended June 30, 2008 and 2007 would have been as follows (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Pro forma consolidated revenue	$146,824	136,223	288,185	267,764
Pro forma net income	$3,707	6,138	6,507	8,713

EPS:
Basic – pro forma	$0.07	0.12	0.12	0.16
Diluted – pro forma	$0.07	0.11	0.12	0.15

(d)	Regulatory Accounting and Regulation

We account for our regulated operations in accordance with the accounting principles for regulated enterprises prescribed by SFAS No. 71.  This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities.  Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years.  Our cost studies and depreciation rates for our regulated operations are subject to periodic audits that could result in reductions of revenues.  Based upon the preliminary purchase price allocation described in note 1(c), the effects of regulation for the three and six months ended June 30, 2008 are not material to the consolidated financial statements.

(e)	Revenue Recognition
Access revenue is recognized when earned.  We participate in access revenue pools with other telephone companies.  Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separation studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, our policy is to defer revenue collected until settlement methodologies are resolved.

(f)	Earnings per Share
EPS and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended June 30,
	2008			2007 (as restated)
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Basic EPS:
Net income	$3,505	52,320	$0.07	$5,918	53,201	$0.11

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Effect of Dilutive Securities:
Unexercised stock options	---	397	---	---	1,404	---
Unvested restricted stock awards	---	28	---	---	---	---
Diluted EPS:
Effect of share based compensation that may be settled in cash or shares	---	---	---	(213)	93	---
Net income adjusted for effect of share based compensation that may be settled in cash or shares	$3,505	52,745	$0.07	$5,705	54,698	$0.11

	Six Months Ended June 30,
	2008			2007 (as restated)
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Basic EPS:
Net income	$6,034	52,289	$0.12	$8,224	53,230	$0.15
Effect of Dilutive Securities:
Unexercised stock options	---	385	---	---	1,488	---
Unvested restricted stock awards	---	25	---	---	---	---
Diluted EPS:
Effect of share based compensation that may be settled in cash or shares	(401)	251	---	(541)	97	---
Net income adjusted for effect of share based compensation that may be settled in cash or shares	$5,633	52,950	$0.11	$7,683	54,815	$0.14

Weighted average shares associated with outstanding share awards for the three and six months ended June 30, 2008 and 2007, which have been excluded from the computations of diluted EPS, because the effect of including these share awards would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average shares associated with unexercised stock options	4,737	1,314	4,735	1,133
Weighted average shares associated with unvested restricted share awards	233	---	249	---
Effect of share-based compensation that may be settled in cash or shares	253	---	---	---

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Additionally, weighted average shares associated with contingent awards of 376,000 for the three and six months ended June 30, 2008 were excluded from the computation of diluted EPS because the contingencies of these awards have not been met at June 30, 2008.

We have not issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings when, and if, we declare dividends on our common stock and, therefore, we do not apply the two-class method of calculating EPS.

(g)	Common Stock
Following are the changes in issued common stock for the six months ended June 30, 2008 and 2007 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2006	50,191	3,370
Class B shares converted to Class A	113	(113)
Shares issued under stock option plan	332	---
Shares issued under the Director Compensation Plan	23	---
Shares retired	(212)	---
Balances at June 30, 2007	50,447	3,257

Balances at December 31, 2007	50,437	3,257
Class B shares converted to Class A	1	(1)
Shares issued under stock option plan	17	---
Shares issued under the Director Compensation Plan	20	---
Shares retired	(540)	---
Other	(5)	---
Balances at June 30, 2008	49,930	3,256

GCI's Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class B common stock. The Term Loan agreement entered into on May 2, 2008 and described in note 4 allows for the repurchase of our common stock under our buyback program when our total debt leverage is below 4.0 times earnings before depreciation and amortization expense, net interest expense, income taxes and share-based compensation expense ("EBITDAS").  Under the buyback program we had made repurchases of $68.9 million through December 31, 2007. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters.

During the six months ended June 30, 2008 we repurchased no shares of our Class A and B common stock. During the six months ended June 30, 2007 we received in lieu of a cash payment on a note receivable 113,000 shares of our Class A common stock at a cost of $1.7 million.  The cost of the repurchased common stock is recorded in Retained Earnings on our Consolidated Balance Sheets.  At June 30, 2008, all repurchased shares of our Class A common stock had been retired.

(h)	Investment Securities
We have investment securities of $5.2 million at June 30, 2008 that are classified as trading under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Our investments consist primarily of money market funds and U.S. government securities.  Trading securities are recorded at fair value with unrealized holding gains and losses included in net income.  We did not have investment securities prior to the quarter ended June 30, 2008.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

 (i)   Asset Retirement Obligations
 Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at June 30, 2008 and 2007 (amounts in thousands):

Balance at December 31, 2006	$3,408
Liability incurred	85
Accretion expense for the six months ended June 30, 2007	71
Liability settled	(2)
Balance at June 30, 2007	$3,562

Balance at December 31, 2007	$4,173
Liability incurred	18
Accretion expense for the six months ended June 30, 2008	124
Additions upon acquisition of UUI and Unicom	6,211
Liability settled	(40)
Balance at June 30, 2008	$10,486

Our asset retirement obligations are included in Other Liabilities.

 (j)   Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, share-based compensation, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, effective tax rate, purchase price allocations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense) (“Cost of Goods Sold”), and contingencies and litigation. Actual results could differ from those estimates.

 (k) Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our income statement.  Following are certain surcharges on a gross basis in our income statement for the three and six months ended June 30, 2008 and 2007 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Surcharges reported gross	1,062	1,097	2,012	2,065

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

 (l)   Change in Accounting Policy
Effective January 1, 2008 we prospectively changed our accounting policy for recording depreciation on our property and equipment placed in service. For assets placed in service on or after January 1, 2008 we are using a mid-month convention to recognize depreciation expense. Previous to this change we used the half-year convention to recognize depreciation expense in the year an asset was placed in service, regardless of the month the property and equipment was placed in service. We believe the mid-month convention is preferable because it results in more precise recognition of depreciation expense over the estimated useful life of the asset. No retroactive adjustment has been made.  The following table sets forth the impact of this accounting change on depreciation and amortization expense, operating income and net income for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Increased depreciation and amortization expense	$419	562
Decreased operating income	419	562
Decreased net income	222	298

Reported EPS would not change had we continued to use our previous accounting policy during the three and six months ended June 30, 2008.

(m)	Restatement, Immaterial Error Correction and Reclassification
On June 11, 2008, we filed a Form 10K/A (Amendment No. 2) with the SEC to reflect the restatement of our summary of unaudited quarterly results of operations for the year ended December 31, 2007.  We made the following corrections as part of the restatement of our results of operations for the three and six months ended June 30, 2007:

•
We decreased depreciation expense $590,000 and $1.5 million for the three and six months ended June 30, 2007, respectively, to correct an error in calculating depreciation in the initial year an asset is placed in service.  We originally recorded our estimated depreciation expense evenly throughout the year with periodic adjustments based upon improved estimates or actual results.  In accordance with GAAP we now initially record depreciation expense in the month an asset is placed in service.  Depreciation was improperly allocated among quarters, but the year-end total was correct.  Therefore the restatement impacts the quarterly results but not the December 31, 2007 year-end results.

Additionally we corrected the 2007 quarters for errors that have been determined to be immaterial individually and in the aggregate.  Other than interest capitalization, these immaterial errors do not impact the December 31, 2007 results.  They are as follows:

•
We decreased interest expense $384,000 and $766,000 for the three and six months ended June 30, 2007, respectively, to correct an interest capitalization error on certain assets.  Our capitalized interest policy was too restrictive and resulted in no interest capitalization on certain qualifying capital expenditures.  Our capitalized interest policy now conforms to GAAP;

•	We increased depreciation expense $322,000 and $644,000 for the three and six months ended June 30, 2007, respectively, due to the recognition of depreciation on additional capitalized interest;
•
We increased revenue $173,000 and $492,000 for the three and six months ended June 30, 2007, respectively, to correct understated revenue resulting from a configuration error in the automated interface between our unified billing system and our general ledger;

•
We increased revenue $125,000 and $258,000 for the three and six months ended June 30, 2007, respectively, to correct revenue recognition for a majority noncontrolling interest in a subsidiary that was recognizing a certain type of revenue on a cash basis rather than an accrual basis;

•
We decreased share-based compensation expense $715,000 and $757,000 for the three and six months ended June 30, 2007, respectively, to correct expense recognition timing for options that did not vest in equal increments over the vesting period;

•
We decreased depreciation expense $37,000 and $75,000 for the three and six months ended June 30, 2007, respectively, due to a revision of the purchase price allocation of our purchase of Alaska DigiTel, LLC ("Alaska DigiTel") on January 1, 2007; and

•	We increased income tax expense $799,000 and $1.5 million for the three and six months ended June 30, 2007, respectively, to record the income tax effect of the corrections described above.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

We reclassified $3.3 million and $8.2 million of network maintenance and operations expense from selling, general and administrative expense to Cost of Goods Sold for the three and six months ended June 30, 2007, respectively.  We believe this change in accounting more closely aligns our maintenance and operations components to the nature of expenses included in our financial statement captions, and will improve the comparability of our financial statement presentation with our industry peers.

The impact of the restatement and immaterial error correction adjustments and the reclassification as described above for the periods presented are as follows (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2007
	As previously reported[1]	Adjustments	Reclassification	As restated
Revenues	$129,592	298	---	129,890

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	42,238	---	3,341	45,579
Selling, general and administrative expenses	47,486	(715)	(3,341)	43,430
Depreciation and amortization expense	21,742	(305)	---	21,437
Operating income	18,126	1,318	---	19,444

Other income (expense):
Interest expense	(8,941)	384	---	(8,557)
Loan and senior note fees	(216)	---	---	(216)
Interest income	161	---	---	161
Minority interest	(24)	---	---	(24)
Other expense, net	(9,020)	384	---	(8,636)

Income before income tax expense	9,106	1,702	---	10,808

Income tax expense	4,091	799	---	4,890

Net income	$5,015	903	---	5,918

Basic net income per common share	$0.09	0.02	---	0.11

Diluted net income per common share	$0.09	0.01	---	0.10

1 As reported on Form 10-Q for the quarter ended June 30, 2007

	Six Months Ended June 30, 2007
	As previously reported[1]	Adjustments	Reclassification	As restated
Revenues	$254,171	750	---	254,921

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	85,351	---	8,218	93,569
Selling, general and administrative expenses	96,010	(757)	(8,218)	87,035
Depreciation and amortization expense	43,196	(893)	---	42,303
Operating income	29,614	2,400	---	32,014

Other income (expense):
Interest expense	(17,641)	766	---	(16,875)
Loan and senior note fees	(396)	---	---	(396)
Interest income	345	---	---	345
Minority interest	(11)	---	---	(11)
Other expense, net	(17,703)	766	---	(16,937)

Income before income tax expense	11,911	3,166	---	15,077

Income tax expense	5,366	1,487	---	6,853

Net income	$6,545	1,679	---	8,224

Basic net income per common share	$0.12	0.03	---	0.15

Diluted net income per common share	$0.11	0.03	---	0.14

Cash provided by operating activities	$54,469	766	---	55,235
Cash used in investing activities	(87,027)	(766)	---	(87,793)
Cash used in financing activities	(16,752)	---	---	(16,752)

1 As reported on Form 10-Q for the six months ended June 30, 2007

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures

Change in operating assets and liabilities, net of effect of acquisition, consists of (amounts in thousands):

Six month period ended June 30,	2008	2007 (as restated)
(Increase) decrease in accounts receivable	$7,001	(5,726)
Decrease in prepaid expenses	114	6
Increase in inventories	(2,030)	(53)
Net sale of investment securities	800	---
Decrease in other current assets	89	1,238
Increase in accounts payable	1,979	811
Increase (decrease) in deferred revenues	3,159	(3,251)
Decrease in accrued payroll and payroll related obligations	(41)	(757)
Increase in accrued liabilities	1,314	120
Increase in accrued interest	324	49
Increase in subscriber deposits	115	78
Increase in long-term deferred revenue	36,893	---

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Increase (decrease) in components of other long-term liabilities	(4,944)	470
	$44,773	(7,015)

             We paid interest, exclusive of capitalized interest, totaling $18.9 million and $17.5 million during the six months ended June 30, 2008 and 2007, respectively.

We paid $478,000 and $0 income taxes during the six months ended June 30, 2008 and 2007, respectively. We received no income tax refunds during the six months ended June 30, 2008 and 2007.

During the six months ended June 30, 2008 and 2007, we capitalized interest of $2.1 million and $514,000, respectively.

During the six months ended June 30, 2008, we financed $98.6 million for the use of satellite transponders through a capital lease obligation.  We also financed $1.3 million in capital expenditures through the extension of a previously existing capital lease.

We received net cash of $110.6 million from the $145.0 million term loan that we obtained in May 2008.  We used $30.0 million of the term loan to repay the revolver portion of our Senior Credit Facility and our loan proceeds were reduced by $2.9 million for an original issue discount and $1.5 million for bank and legal fees associated with the new term loan.

In June 2008 the Galaxy XR satellite was taken out of service resulting in the removal of the remaining $8.8 million net book value and the recognition of an $8.8 million warranty receivable.

We had $6.3 million and $5.7 million in non-cash additions to property and equipment due to unpaid purchases as of June 30, 2008 and 2007, respectively.

We retired Class A common stock in the amount of $5.5 million and $3.3 million during the six months ended June 30, 2008 and 2007, respectively.

In February 2007, our President and Chief Executive Officer ("CEO") tendered 112,000 shares of his GCI Class A common stock to us at $15.50 per share for a total value of $1.7 million.  The stock tender was in lieu of a cash payment on his note receivable with a related party and a note receivable with a related party issued upon stock option exercise, both of which originated in 2002.

(3)	Intangible Assets
On a preliminary basis our goodwill increased $5.7 million, customer relationships increased $3.1 million, other intangible assets increased $3.3 million, and wireless licenses increased $150,000 upon the acquisition of UUI and Unicom effective June 1, 2008 as further described in note 1(c).  Goodwill and the wireless licenses are indefinite-lived assets.  The increase in other intangible assets is due to the recognition of customer relationships and contracts with a weighted average amortization period of 3.3 years.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

    Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Amortization expense	$1,165	937	2,080	1,758

    Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2008	$4,814
2009	5,486
2010	4,580
2011	1,527
2012	962

(4)	Long-term Debt
On May 2, 2008, we signed an agreement to add an Additional Incremental Term Loan of up to $145.0 million to our existing Senior Credit Facility.  The Additional Incremental Term Loan will become due under the same terms and conditions as set forth in the existing Senior Credit Facility.

The Additional Incremental Term Loan increased the interest rate on the term loan component of our Senior Credit Facility from LIBOR plus 2.00% to LIBOR plus 4.25%.  The Additional Incremental Term Loan increased the revolving credit facility interest rate for our Senior Credit Facility from LIBOR plus a margin dependent upon our Total Leverage Ratio ranging from 1.50% to 2.25% to LIBOR plus the following Applicable Margin set forth opposite each applicable Total Leverage Ratio below:

Total Leverage Ratio (as defined)	Applicable Margin
>3.75	4.25%
>3.25 but <3.75	3.75%
>2.75 but <3.25	3.25%
<2.75	2.75%

$145.0 million was drawn on the Additional Incremental Term Loan at the time of the debt modification.  The proceeds were used to pay down the $30.0 million outstanding under our revolving credit facility including accrued interest and to pay expenses associated with the transaction at closing with the balance deposited in our bank account. Our term loan is fully drawn and we have letters of credit outstanding totaling $4.0 million, which leaves $96.0 million available for borrowing under the revolving credit facility.

The Term Loan allows for the repurchase of our common stock under our buyback program when our total debt leverage is below 4.0 times EBITDAS. The amendment revised various financial covenants in the agreement and made conforming changes to various covenants to permit certain previously announced acquisitions.  Additionally, our loan proceeds were reduced by $2.9 million for an original issue discount.  The discount on the term loan will be amortized into interest expense using the effective interest method.

Borrowings under the Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items. As a result of the Additional Incremental Term Loan, our Senior Credit Facility key debt covenants changed to the following: our Senior Credit Facility Total Leverage Ratio (as defined) may not exceed (i)

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

5.25:1.00 for the period beginning on May 2, 2008 and ending on June 30, 2009, (ii) 5.00:1.00 for the period beginning on July 1, 2009, and ending on December 31, 2009, and (iii) 4.50:1.00 for the period beginning January 1, 2010, and ending on August 31, 2012; the Senior Leverage Ratio (as defined) may not exceed (i) 3.25:1.00 for the period beginning on May 2, 2008 and ending on June 30, 2009, and (ii) 3.00:1.00 for the period beginning July 1, 2009, and ending on August 31, 2012; the Fixed Charge Coverage Ratio (as defined) must be 1.0:1.0 or greater beginning December 31, 2009; and the Interest Coverage Ratio (as defined) must not be less than (i) 2.50:1.00 for the period beginning on May 2, 2008 and ending on September 30, 2009, and (ii) 2.75:1.00 for the period beginning October 1, 2009, and ending on August 31, 2012.

Our Senior Credit Facility also limits the amount of capital expenditures that we can incur each year based on the following (amounts in thousands):

Year Ended:	Maximum Capital Expenditure Amount
2008	$225,000
2009	$125,000
2010	$125,000
2011 and thereafter	$100,000

If the Company’s capital expenditures for a given year are less than the maximum, the difference between the amount incurred and the maximum capital expenditure limitation may be carried over to the following year.

This transaction was a partial substantial modification of our existing Senior Credit Facility resulting in a $667,000 write-off of previously deferred loan fees during the three and six months ended June 30, 2008 in our Consolidated Income Statement.  Deferred loan fees of $58,000 associated with the portion of our existing Senior Credit Facility determined not to have been substantially modified continue to be amortized over the remaining life of the Senior Credit Facility.

In connection with the Additional Incremental Term Loan, we paid bank fees and other expenses of $1.6 million during the three and six months ended June 30, 2008 of which $527,000 were immediately expensed in the three and six months ended June 30, 2008 and $1.1 million were deferred and will be amortized over the remaining life of the Senior Credit Facility.

We acquired long-term debt of $42.7 million upon our acquisition of UUI and Unicom effective June 1, 2008.  The long-term debt is due in monthly installments of principal based on a fixed rate amortization schedule.  The interest rates on the various loans to which this debt relates range from 2.0% to 11.25%.

As of June 30, 2008, maturities of long-term debt were as follows (amounts in thousands):

Years ending December 31,
2008 (balance of the year)	$4,975
2009	8,495
2010	8,738
2011	178,255
2011	176,485
2013 and thereafter	340,786
717,734
Less unamortized discount paid on the Senior Notes	2,794

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Less unamortized discount paid on the Senior Credit Facility	2,777
Less current portion of long-term debt	9,211
$702,952

 (5)        Share-Based Compensation
       Our 1986 Stock Option Plan, as amended ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option
       Plan. Substantially all restricted stock awards granted vest over periods of up to five years. Substantially all options vest in equal installments over a period of five years and expire ten years from the date of grant. Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf. New shares are issued when stock option agreements are exercised or restricted stock awards are made. Our share repurchase program as described above may include the purchase of shares issued pursuant to stock option agreement exercise transactions.

       The fair value of restricted stock awards is determined based on the quoted price of our common stock.  We use a Black-Scholes-Merton option pricing model to estimate the fair value of stock options issued under SFAS No.123(R). The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option exercise activity existed among employee job categories. Therefore, for all stock options, we have categorized these awards into two groups for valuation purposes.

       The weighted average grant date fair value of options granted during the six months ended June 30, 2008 and 2007 was $4.27 per share and $9.49 per share, respectively. The total fair value of options vesting during the six months ended June 30, 2008 and 2007 was $2.3 million and $2.8 million, respectively.

       We have recorded share-based compensation expense of $2.9 million for the six months ended June 30, 2008, which consists of $3.5 million for employee share-based compensation expense and a
       $681,000 decrease in the fair value of liability-classified share-based compensation.  We recorded share-based compensation expense of $1.7 million for the six months ended June 30, 2007, which consists of $2.2 million for employee share-based compensation expense and a $460,000 decrease in the fair value of liability-classified share-based compensation. Share-based compensation expense is classified as selling, general and administrative expense in our consolidated income statement.  Unrecognized share-based compensation expense was $3.4 million relating to 388,000 restricted stock awards and
       $10.3 million relating to 2.4 million unvested stock options as of June 30, 2008.  We expect to recognize share-based compensation expense over a weighted average period of 2.9 years for stock options and 2.2 years for restricted stock awards.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

       The following is a summary of our Stock Option Plan activity for the six months ended June 30, 2008:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2007	6,751	$9.37

Options granted	331	$7.94
Restricted stock awards granted	43	$6.94
Exercised	(18)	$6.02
Restricted stock awards vested	(131)	$12.05
Forfeited	(95)	$9.51
Outstanding at June 30, 2008	6,881	$9.23

Available for grant at June 30, 2008	1,305

       The following is a summary of activity for stock option grants that were not made pursuant to the Stock Option Plan for the six months ended June 30, 2008:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2007 and June 30, 2008	150	$6.50

Available for grant at June 30, 2008	---

       In January 2001 we entered into an aircraft operating lease agreement with a company owned by our President and CEO.  The lease was amended effective January 1, 2002 and February 25, 2005.  Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share, of which 150,000 shares remain available for purchase and expire on
       March 31, 2010.

       The total intrinsic values, determined as of the date of exercise, of options exercised during the six months ended June 30, 2008 and 2007 were $38,000 and $2.7 million, respectively. We received $106,000 and $2.4 million in cash from stock option exercises during the six months ended June 30, 2008 and 2007, respectively.

(6)	Industry Segments Data
Our reportable segments are business units that offer different products. The reportable segments are each managed separately and serve distinct types of customers.

A description of our five reportable segments follows:

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

Regulated Operations - We offer voice, data and wireless services to residential, business, and governmental customers in rural Alaska.

Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are allocated to our Consumer, Network Access, Commercial, and Broadband segments using segment margin for the years ended December 31, 2007 and 2006, respectively.  Corporate related expenses are specifically identified for our Regulated Operations segment and therefore, are not included in this allocation.  Bad debt expense for the three and six months ended June 30, 2008 and 2007 is allocated to our Consumer, Network Access, Commercial and Managed Broadband segments using a combination of specific identification and allocations based upon segment revenue for the three and six months ended June 30, 2008 and 2007, respectively.

We evaluate performance and allocate resources based on earnings from operations before depreciation and amortization expense, net interest expense, income tax expense and share-based compensation expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2007 annual report on Form 10-K/A (Amendment No. 2). Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the three and six months ended June 30, 2008 and 2007 follows (amounts in thousands):
Three months ended June 30,		Consumer	Network Access	Commer-cial	Managed Broadband	Regulated Operations	Total Reportable Segments
2008
Revenues:
Intersegment		$17	167	1,569	---	116	1,869
External		62,113	41,891	27,444	9,134	1,879	142,461
Total revenues		$62,130	42,058	29,013	9,134	1,995	144,330
EBITDAS		$13,019	21,315	5,541	3,138	359	43,372

2007 (as restated)
Revenues:
Intersegment	$	---	1,092	1,004	---	---	2,096
External		55,128	41,616	26,193	6,953	---	129,890
Total revenues		$55,128	42,708	27,197	6,953	---	131,986
EBITDAS		$10,965	23,543	4,996	2,116	---	41,620

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Six months ended June 30,		Consumer	Network Access	Commer-cial	Managed Broadband	Regulated Operations	Total Reportable Segments
2008
Revenues:
Intersegment		$17	468	2,918	---	116	3,519
External		123,496	81,065	54,035	16,660	1,879	277,135
Total revenues		$123,513	81,533	56,953	16,660	1,995	280,654
EBITDAS		$24,822	41,050	9,693	5,615	359	81,539

2007 (as restated)
Revenues:
Intersegment	$	---	1,363	2,629	---	---	3,992
External		108,731	81,942	50,374	13,874	---	254,921
Total revenues		$108,731	83,305	53,003	13,874	---	258,913
EBITDAS		$20,923	43,308	8,075	3,748	---	76,054

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007 (as restated)	2008	2007 (as restated)
Reportable segment revenues	$144,330	131,986	280,654	258,913
Less intersegment revenues eliminated in consolidation	1,869	2,096	3,519	3,992
Consolidated revenues	$142,461	129,890	277,135	254,921

A reconciliation of reportable segment earnings from external EBITDAS to consolidated income before income taxes (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007 (as restated)	2008	2007 (as restated)
Reportable segment EBITDAS	$43,372	41,620	81,539	76,054
Less depreciation and amortization expense	23,707	21,437	46,489	42,303
Less share-based compensation expense	1,593	763	2,853	1,748
Less (plus) minority interest	26	(24)	(24)	(11)
Consolidated operating income	18,046	19,444	32,221	32,014
Less other expense, net	11,350	8,636	20,227	16,937
Consolidated income before income tax expense	$6,696	10,808	11,994	15,077

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

(7)	Indefeasible Right to Use (“IRU”) Capacity Sale

We entered into various IRU sales agreements for which we received cash of $33.9 million and $37.1 million during the three and six months ended June 30, 2008, respectively.  These transactions are being accounted for as operating leases with deferred revenue to be recognized over the estimated life of the IRU agreement.  We had long-term deferred revenue of $34.7 million related to these IRU transactions at June 30, 2008.

(8)	Commitments and Contingencies

Litigation, Disputes, and Regulatory Matters
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. While the ultimate results of these items cannot be predicted with certainty we do not expect, at this time, that the resolution of them will have a material adverse effect on our financial position, results of operations or liquidity.

Access to ACS Unbundled Network Elements
On May 22, 2006, the Alaska Communications Systems Group, Inc. (“ACS”) subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from regulation of interstate broadband and access services.  On August 20, 2007, the FCC granted in part and denied in part the requested relief, requiring that ACS comply with certain safeguards to ensure that the relief granted would not result in harm to consumers or competition.  On September 19, 2007, GCI and ACS both filed petitions for reconsideration on discrete findings in the order.  The petitions are pending and we cannot predict the final outcome of the proceeding at this time.

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

On May 1, 2008, the FCC issued an order adopting the recommendation of the Federal State Joint Board on Universal Service (“Joint Board”) to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions will be provided some relief.  The USF cap will be in place until the FCC takes action on proposals for long-term reform.  The FCC and the Universal Service Administrative Company are each considering issues related to the interpretation and implementation of the limited exception from the cap, which may materially affect the scope and extent to which eligible entities may avail themselves of the exception, as well as the timing for eligible entities to exercise the exception.

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

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Capital Lease Obligation
On March 31, 2006, through our subsidiary GCI Communication Corp. we entered into an agreement to lease transponder capacity on Intelsat, Ltd.’s (“Intelsat”) Galaxy 18 spacecraft that successfully launched on May 21, 2008. We are also leasing capacity on the Horizons 1 satellite, which is owned jointly by Intelsat and JSAT International, Inc. The leased capacity replaced our existing transponder capacity on Intelsat’s Galaxy XR satellite.

The Intelsat Galaxy 18 C-band and Ku-Band transponders are being leased over an expected term of 14 years. The present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, is $98.6 million. We recorded a capital lease obligation and an addition to our Property and Equipment at June 30, 2008.

In June 2008 Galaxy XR was taken out of service resulting in the removal of the remaining $8.8 million net book value and the recognition of an $8.8 million warranty receivable.

A summary of future minimum lease payments for this lease follows (amounts in thousands):

Years ending December 31:
2008	$6,510
2009	11,160
2010	11,160
2011	11,160
2012	11,160
2013 and thereafter	105,090
Total minimum lease payments	$156,240

Capital Lease Amendment

On April 8, 2008, we signed an amendment to a long-term capital lease agreement with our President and CEO and his wife for property we occupy.  The amended lease terminates on September 30, 2026.    We increased our existing capital lease asset and liability by $1.3 million at June 30, 2008 to record the extension of this capital lease.

A summary of future minimum lease payments for this lease follows (amount in thousands):

Years ending December 31:
2008	$194
2009	258
2010	258
2011	261
2012	270
2013 and thereafter	4,691
Total minimum lease payments	$5,932

(9)	Subsequent Event
On July 1, 2008, we completed the acquisition of all the interests in Alaska Wireless, LLC (“Alaska Wireless”) for an initial acquisition payment of $14.2 million.  In addition to the initial acquisition payment, we have agreed to a contingent payment of approximately $3.0 million in 2010 if certain financial conditions are met.  Alaska Wireless is a Global System for Mobile Communications ("GSM") cellular provider and an Internet service provider serving subscribers in the Dutch Harbor, Sand Point, and Akutan, Alaska areas.  It is not practicable to determine the initial purchase price allocation at this time.

PART I.
ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In the following discussion, GCI and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to unbilled revenues, Cost of Goods Sold accruals, allowance for doubtful accounts, share-based compensation, depreciation, amortization and accretion periods, intangible assets, income taxes, effective tax rate, purchase price allocation, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

On June 11, 2008, we filed a Form 10K/A (Amendment No. 2) with the SEC to reflect the restatement of our summary of unaudited quarterly results of operations for the year ended December 31, 2007. We made the following corrections as part of the restatement of our results of operations for the three and six months ended June 30, 2007:

•
We decreased depreciation expense $590,000 and $1.5 million for the three and six months ended June 30, 2007, respectively, to correct an error in calculating depreciation in the initial year an asset is placed in service.  We originally recorded our estimated depreciation expense evenly throughout the year with periodic adjustments based upon improved estimates or actual results.  In accordance with GAAP we now initially record depreciation expense in the month an asset is placed in service.  Depreciation was improperly allocated among quarters, but the year-end total was correct.  Therefore the restatement impacts the quarterly results but not the December 31, 2007 year-end results.

Additionally we corrected the 2007 quarters for errors that have been determined to be immaterial individually and in the aggregate.  Other than interest capitalization, these immaterial errors do not impact the December 31, 2007 results.  They are as follows:

•
We decreased interest expense $384,000 and $766,000 for the three and six months ended June 30, 2007, respectively, to correct an interest capitalization error on certain assets.  Our capitalized interest policy was too restrictive and resulted in no interest capitalization on certain qualifying capital expenditures.  Our capitalized interest policy now conforms to GAAP;

•	We increased depreciation expense $322,000 and $644,000 for the three and six months ended June 30, 2007, respectively, due to the recognition of depreciation on additional capitalized interest;
•
We increased revenue $173,000 and $492,000 for the three and six months ended June 30, 2007, respectively, to correct understated revenue resulting from a  configuration error in the automated interface between our unified billing system and our general ledger;

•
We increased revenue $125,000 and $258,000 for the three and six months ended June 30, 2007, respectively, to correct revenue recognition for a majority noncontrolling interest in a subsidiary that was recognizing a certain type of revenue on a cash basis rather than an accrual basis;

•
We decreased share-based compensation expense $715,000 and $757,000 for the three and six months ended June 30, 2007, respectively, to correct expense recognition timing for options that did not vest in equal increments over the vesting period;

•
We decreased depreciation expense $37,000 and $75,000 for the three and six months ended June 30, 2007, respectively, due to a revision of the purchase price allocation of our purchase of Alaska DigiTel on January 1, 2007; and

•	We increased income tax expense $799,000 and $1.5 million for the three and six months ended June 30, 2007, respectively, to record the income tax effect of the corrections described above.

We reclassified $3.3 million and $8.2 million of network maintenance and operations expense from selling, general and administrative expenses to Cost of Goods Sold for the three and six months ended June 30, 2007, respectively.  We believe this change in accounting more closely aligns our maintenance and operations components to the nature of expenses included in our financial statement captions, and will improve the comparability of our financial statement presentation with our industry peers.

The impact of the restatement and immaterial error correction adjustments and the reclassification as described above for the periods presented are as follows (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2007
	As previously reported[1]	Adjustments	Reclassification	As restated
Revenues	$129,592	298	---	129,890

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	42,238	---	3,341	45,579
Selling, general and administrative expenses	47,486	(715)	(3,341)	43,430
Depreciation and amortization expense	21,742	(305)	---	21,437
Operating income	18,126	1,318	---	19,444

Other income (expense):
Interest expense	(8,941)	384	---	(8,557)
Loan and senior note fees	(216)	---	---	(216)
Interest income	161	---	---	161
Minority interest	(24)	---	---	(24)
Other expense, net	(9,020)	384	---	(8,636)

Income before income tax expense	9,106	1,702	---	10,808

Income tax expense	4,091	799	---	4,890

Net income	$5,015	903	---	5,918

Basic net income per common share	$0.09	0.02	---	0.11

Diluted net income per common share	$0.09	0.01	---	0.10

1 As reported on Form 10-Q for the quarter ended June 30, 2007

	Six Months Ended June 30, 2007
	As previously reported[1]	Adjustments	Reclassification	As restated
Revenues	$254,171	750	---	254,921

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	85,351	---	8,218	93,569
Selling, general and administrative expenses	96,010	(757)	(8,218)	87,035
Depreciation and amortization expense	43,196	(893)	---	42,303
Operating income	29,614	2,400	---	32,014

Other income (expense):
Interest expense	(17,641)	766	---	(16,875)
Loan and senior note fees	(396)	---	---	(396)
Interest income	345	---	---	345
Minority interest	(11)	---	---	(11)
Other expense, net	(17,703)	766	---	(16,937)

Income before income tax expense	11,911	3,166	---	15,077

Income tax expense	5,366	1,487	---	6,853

Net income	$6,545	1,679	---	8,224

Basic net income per common share	$0.12	0.03	---	0.15

Diluted net income per common share	$0.11	0.03	---	0.14

Cash provided by operating activities	$54,469	766	---	55,235
Cash used in investing activities	(87,027)	(766)	---	(87,793)
Cash used in financing activities	(16,752)	---	---	(16,752)

1 As reported on Form 10-Q for the six months ended June 30, 2007

All adjustments noted above have been included in the amounts for the three and six months end June 30, 2007 shown in Management's Discussion and Analysis.

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

The Network Access segment provides services to other common carrier customers and the Managed Broadband segment provides services to rural school districts and hospitals and health clinics.  Effective June 1, 2008, we purchased 100% of the outstanding stock of the UUI and Unicom subsidiaries.  The financial results of the long-distance, local access and Internet services sold to consumer and commercial customers of these acquired companies are reported in the Regulated Operations segment.  The financial results of the long-distance services sold to other common carrier customers and the managed broadband services components of these acquired companies are included in the Network Access and Managed Broadband Services segments, respectively.  Following are our segments and the services and products each offers to its customers:

Reportable Segments
Services and Products	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations
Voice:
Long-distance	X	X	X		X
Local Access	X	X	X		X
Directories			X

Video	X		X

Data:
Internet	X	X	X	X	X
Data Networks		X	X	X
Managed Services			X	X
Managed Broadband Services				X

Wireless	X	X	X		X

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

AT&T acquired Dobson Communications Corporation (“Dobson”), including its Alaska properties, on November 15, 2007. In December 2007 we signed an agreement with AT&T that provides for an orderly four-year transition of our wireless customers from the Dobson/AT&T network in Alaska to our wireless facilities to be built in 2008 and 2009.  The agreement allows our current and future customers to use the AT&T wireless network for local access and roaming during the transition period.  The four-year transition period, which expires June 30, 2012, provides us with adequate time to replace the Dobson/AT&T network in Alaska with our own wireless facilities. Under the agreement, AT&T’s obligation to purchase network services from us terminated as of July 1, 2008. AT&T provided us with a large block of wireless network usage at no charge to facilitate the transition of our customers to our facilities.  We will pay for usage in excess of that base transitional amount.  Under the previous agreement with Dobson, our margin was fixed.  Under the new agreement with AT&T, we will pay for usage in excess of the block of free minutes on a per minute basis.  The block of wireless network usage at no charge is expected to substantially reduce our wireless product Cost of Goods Sold paid to AT&T during the approximate four year period beginning June 4, 2008 and ending June 30, 2012.  We expect our wireless product Cost of Goods Sold to decrease $11.0 million to $12.0 million during the six months ended December 31, 2008 as compared to the six months ended December 31, 2007.

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

We estimate that our June 30, 2008 and 2007 total lines in service represent a statewide market share of approximately 33% and 27%, respectively. At June 30, 2008 and 2007, 66% and 48%, respectively, of our lines, including the lines of UUI at June 30, 2008, are provided on our own facilities.

Our local access service faces competition in Anchorage, Fairbanks, and Juneau from ACS, which is the largest incumbent local exchange carrier (“ILEC”) in Alaska, and from Alascom in Anchorage for consumer services. Alascom has received certification from the Regulatory Commission of Alaska ("RCA") to provide local access services in Fairbanks and Juneau. In February 2007, we began offering local access service in certain MTA exchanges and face competition from MTA.  In October 2007, we began offering local access service in the Kenai-Soldotna area and face competition from the ACS, the ILEC in this area.  We compete against other smaller ILECs in certain smaller communities.  We believe our approach to developing, pricing, and providing local access services and bundling different services will allow us to be competitive in providing those services.

We are continuing to expand our local access service areas and will offer services in these new areas using a combination of methods. To a large extent, we plan to use our existing coaxial cable network to deliver local access services. Where we do not have cable facilities, we may resell other carriers’ services, lease portions of an existing carrier’s network or seek wholesale discounts.

In 2008 we plan to continue to deploy Digital Local Phone Service ("DLPS") lines which utilize our coaxial cable facilities.  This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.

On May 1, 2008, the FCC issued an order adopting the recommendation of the Joint Board to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions will be provided some relief.  The USF cap will be in place until the FCC takes action on proposals for long-term reform.  The FCC and the Universal Service Administrative Company are each considering issues related to the interpretation and implementation of the limited exception from the cap, which may materially affect the scope and extent to which eligible entities may avail themselves of the exception, as well as the timing for eligible entities to exercise the exception.

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

UUI and its subsidiary, United-KUC, which were acquired by us effective June 1, 2008, are ILECs and therefore are subject to regulation by the RCA.  UUI and United-KUC do not face significant competition.

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

Our cable service offerings are bundled with various combinations of our long-distance, local access, and Internet services and include an offering of free cable service. Value-added premium services are available for additional charges.

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

Unicom, one of the companies that we acquired effective June 1, 2008, operates DeltaNet, a long-haul broadband microwave network ringing the Yukon-Kuskokwim Delta – a region of approximately 30,000 square miles in western Alaska. In the third quarter of 2008, DeltaNet, which is still under construction but has already commenced operations where completed microwave towers have been placed into service, will link more than 40 villages to Bethel, the region’s hub.  We will use this facility, in addition to our other facilities, to offer our SchoolAccess®, ConnectMD® and managed video conferencing products.

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

In 2008 we are constructing a GSM network throughout the terrestrially served portions of Alaska including the cities of Anchorage, Fairbanks, and Juneau.  Alaska DigiTel operates the Code-Division Multiple Access ("CDMA") CDMA portion of our statewide wireless platform and is expanding this network in 2008.

We had a distribution agreement with Dobson allowing us to resell Dobson wireless services.  For a discussion of AT&T’s acquisition of Dobson please see "Part I – Item II – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Voice Services and Products – Long Distance".

On July 1, 2008, we completed the acquisition of all of the interests in Alaska Wireless for an initial acquisition payment of $14.2 million.  In addition to the initial acquisition payment, we have agreed to a contingent payment of approximately $3.0 million in 2010 if certain financial conditions are met.  Alaska Wireless is a GSM cellular provider and an Internet service provider serving subscribers in the Dutch Harbor, Sand Point, and Akutan, Alaska areas.  In addition to the acquisition, we entered into a management agreement with the previous owners of Alaska Wireless.  The business will continue to operate under the Alaska Wireless name and the previous owners will continue to manage the day-to-day operations.  The results of operations generated by Alaska Wireless will impact our wireless services in our Consumer segment.

We have signed a definitive agreement to acquire the remaining minority interest in Alaska DigiTel for a total consideration of approximately $10.3 million.  On January 22, 2008, the FCC initiated its proceedings to review the application seeking requisite regulatory approval of the proposed change in control caused by this acquisition.  Following FCC approval of the change in control, which we expect to occur in the third or fourth quarter of 2008, we will own 100% of Alaska DigiTel.

Results of Operations
The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage Change [1]			Percentage Change [1]
	Three Months Ended		2008	Six Months Ended		2008
	June 30,		vs.	June 30,		vs.
	2008	2007	2007	2008	2007	2007
(Unaudited)
Statements of Operations Data:
Revenues:
Consumer segment	43.6%	42.4%	12.7%	44.5%	42.7%	13.6%
Network Access segment	29.4%	32.0%	0.7%	29.3%	32.1%	(0.7%)
Commercial segment	19.3%	20.2%	4.8%	19.5%	19.8%	7.3%
Managed Broadband segment	6.4%	5.4%	31.4%	6.0%	5.4%	20.0%
Regulated Operations segment	1.3%	NA	NA	0.7%	NA	NA
Total revenues	100.0%	100.0%	9.7%	100.0%	100.0%	8.7%
Selling, general and administrative expenses	33.9%	33.4%	11.1%	34.2%	34.1%	8.8%
Depreciation and amortization expense	16.5%	16.5%	9.8%	16.7%	16.6%	9.5%
Operating income	12.8%	15.0%	(6.3%)	11.7%	12.6%	1.2%
Other expense, net	8.0%	6.7%	31.4%	7.3%	6.6%	19.4%
Income before income taxes	4.8%	8.3%	(36.4%)	4.4%	5.9%	(19.3%)
Net income	2.5%	4.6%	(39.3%)	2.2%	3.2%	(25.5%)

[1] Percentage change in underlying data.
NA – Not Applicable

Three Months Ended June 30, 2008 (“second quarter of 2008”) Compared to Three Months Ended June 30, 2007 (“second quarter of 2007”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 9.7% from $129.9 million in the second quarter of 2007 to $142.5 million in the second quarter of 2008.  Revenue increased in all of our segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 15.1% from $45.6 million in the second quarter of 2007 to $52.4 million in the second quarter of 2008. Cost of Goods Sold increased in all of our segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 43.6% of second quarter 2008 consolidated revenues. The components of Consumer segment revenue in the second quarter of 2008 and the second quarter of 2007 are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2008	2007	Change
Voice	$12,117	11,608	4.4%
Video	25,668	23,907	7.4%
Data	10,386	8,269	25.6%
Wireless	13,942	11,344	22.9%
Total Consumer segment revenue	$62,113	55,128	12.7%

Consumer segment Cost of Goods Sold represented 45.2% of second quarter of 2008 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold in the second quarter of 2008 and the second quarter of 2007 are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2008	2007	Change
Voice	$4,682	5,112	(8.4%)
Video	9,936	8,931	11.3%
Data	1,877	1,282	46.4%
Wireless	7,194	7,050	2.0%
Total Consumer segment Cost of Goods Sold	$23,689	22,375	5.9%

Consumer segment EBITDAS, representing 30.0% of second quarter of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	Second Quarter of		Percentage
	2008	2007	Change
Consumer segment EBITDAS	$13,019	10,965	18.7%

Selected key performance indicators for our Consumer segment follow:

	June 30,		Percentage
	2008	2007	Change
Voice:
Long-distance subscribers[1]	89,800	90,500	(0.8%)
Long-distance minutes carried (in millions)	32.0	33.6	(4.8%)
Total local access lines in service[2]	78,100	68,400	14.2%
Local access lines in service on GCI facilities[2]	60,500	41,800	44.7%

Video:
Basic subscribers[3]	130,300	124,700	4.5%
Digital programming tier subscribers[4]	68,200	61,000	11.8%
HD/DVR converter boxes[5]	56,900	40,200	41.5%
Homes passed	226,900	221,100	2.6%
Average monthly gross revenue per subscriber[6]	$65.86	$63.79	3.2%

Data:
Cable modem subscribers[7]	91,000	82,600	10.2%

Wireless:
Wireless lines in service[8]	77,000	62,900	22.4%
Average monthly gross revenue per subscriber[9]	$57.39	$55.25	3.9%

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

Consumer Segment Revenues
The increase in voice revenue is primarily due to a $713,000 or 11.1% increase in local service revenue due to increased local access lines in service.  The increase is partially off-set by a $322,000 or 22.1% decrease in support from the Universal Service Program, decreased long-distance billable minutes carried, and decreased long-distance subscribers.

The increase in video revenue is primarily due to the following:

•	A 5.0% increase in programming services revenue to $20.6 million primarily resulting from an increase in basic and digital programming tier subscribers, and
•	A 19.5% increase in equipment rental revenue to $4.7 million primarily resulting from our customers’ increased use of digital distribution technology.

The increase in data revenue is primarily due to a 28.6% increase in cable modem revenue to $8.9 million. The cable modem revenue increase is primarily due to increased subscribers and their selection of more value-added premium features in the second quarter of 2008 as compared to the second quarter of 2007.

The increase in wireless revenue is primarily due to an increase in the number of wireless subscribers, a $1.1 million or 45.5% increase in wireless subscriber line charge due to increased subscribers to our Lifeline offering, and a $562,000 or 70.5% increase in support from the Universal Service Program.

Consumer Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to cost savings resulting from the increased deployment of DLPS lines during the last six months of 2007 and the first six months of 2008 and decreased voice minutes carried.

The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered over our HD/DVR converter boxes due to the increased number of converter boxes in service, and increased subscribers.

The data Cost of Goods Sold increase is primarily due to increased internet circuit costs due to an increased number of cable modem subscribers.

The wireless Cost of Goods Sold increase is primarily due to costs associated with the increased number of wireless subscribers discussed above, partially off-set by decreased expense due to the June 4, 2008 implementation of the new distribution agreement with AT&T as described in "Part I –

Item II – Management's Discussion and Analysis of Financial Condition and Results of Operations – Voice Services and Products – Long Distance."

Consumer Segment EBITDAS
The EBITDAS increase was primarily due to increased margin resulting from increased subscribers for most product lines in the second quarter of 2008.  The increased margin was partially offset by an increase in the selling, general and administrative expense that was allocated to our Consumer segment primarily due to an increase in the second quarter of 2007 segment margin upon which the allocation is based.

Network Access Segment Overview
Network access segment revenue represented 29.4% of second quarter of 2008 consolidated revenues. The components of Network Access segment revenue in the second quarter of 2008 and the second quarter of 2007 are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2008	2007	Change
Voice	$23,213	24,577	(5.5%)
Data	17,988	15,469	17.8%
Wireless	690	1,570	(56.1%)
Total Network Access segment revenue	$41,891	41,616	0.7%

Network Access segment Cost of Goods Sold represented 22.0% of second quarter of 2008 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold in the second quarter of 2008 and the second quarter of 2007 are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2008	2007	Change
Voice	$8,226	6,363	29.3%
Data	2,830	2,185	29.5%
Wireless	473	174	171.8%
Total Network Access segment Cost of Goods Sold	$11,529	8,722	32.2%

Network Access segment EBITDAS, representing 49.1% of second quarter of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	Second Quarter of		Percentage
	2008	2007	Change
Network Access segment EBITDAS	$21,315	23,543	(9.5%)

Selected key performance indicators for our Network Access segment follow:

	June 30,		Percentage
	2008	2007	Change
Voice:
Long-distance minutes carried (in millions)	326.2	317.7	2.7%

Data:
Internet service provider access lines in service[1]	2,000	2,600	(23.1%)

1 An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues
The decrease in voice revenue is primarily due to an 11.9% decrease in our average rate per minute on billable minutes carried for our common carrier customers and the transition of voice traffic to dedicated data networks.  The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% rate decrease mandated by federal law which will result in annual rate decreases of 3.0%.  The voice revenue decrease is partially off-set by the increase in voice minutes carried.

The increase in data revenue is primarily due to an increase in circuits sold and from other common carriers moving switched voice services to data networks.

The decrease in wireless revenue results from a decrease in our rate per minute on billable minutes carried for customers roaming on our network.

Network Access Segment Cost of Goods Sold
The increase in voice Cost of Goods Sold is primarily due to increased long-distance minutes carried and a $879,000 favorable adjustment based upon a refund for which negotiations were completed in the second quarter of 2007.  In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

The increase in data Cost of Goods Sold is primarily due to the recognition of a $763,000 warranty payment received in the second quarter of 2007 as a reimbursement for fiber optic cable repair expenses recognized in an earlier period.

Network Access Segment EBITDAS
The EBITDAS decrease was primarily due to decreased margin resulting from the decreased rate per minute on billable minutes carried for our common carrier customers.  The decreased margin was partially offset by an increase in data circuits sold in the second quarter of 2008, increased IRU sales in the second quarter of 2008, and a decrease in the selling, general and administrative expense allocated to our Network Access segment primarily due to a decrease in the second quarter of 2007 segment margin upon which the allocation is based.

Commercial Segment Overview
Commercial segment revenue represented 19.3% of second quarter of 2008 consolidated revenues. The components of Commercial segment revenue in the second quarter of 2008 and the second quarter of 2007 are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2008	2007	Change
Voice	$7,280	8,045	(9.4%)
Video	2,149	2,004	7.2%
Data	16,584	14,561	13.9%
Wireless	1,431	1,583	(9.6%)
Total Commercial segment revenue	$27,444	26,193	4.8%

Commercial segment Cost of Goods Sold represented 26.5% of second quarter of 2008 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold in the second quarter of 2008 and the second quarter of 2007 are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2008	2007	Change
Voice	$4,809	4,823	(0.3%)
Video	382	421	(9.3%)
Data	7,481	5,972	25.3%
Wireless	1,240	1,041	19.1%
Total Commercial segment Cost of Goods Sold	$13,912	12,257	13.5%

Commercial segment EBITDAS, representing 12.8% of second quarter of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	Second Quarter of		Percentage
	2008	2007	Change
Commercial segment EBITDAS	$5,541	4,996	10.9%

Selected key performance indicators for our Commercial segment follow:

	June 30,		Percentage
	2008	2007	Change
Voice:
Long-distance subscribers[1]	10,400	11,100	(6.3%)
Long-distance minutes carried (in millions)	32.9	34.1	(3.5%)
Total local access lines in service[2]	45,400	42,900	5.8%
Local access lines in service on GCI facilities [2]	16,600	10,700	55.1%

Data:
Cable modem subscribers[3]	9,000	8,100	11.1%

Wireless:
Wireless lines in service[4]	7,100	6,700	6.0%

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

Commercial Segment Revenues
The decrease in voice revenue is primarily due to decreased long-distance subscribers and voice minutes carried.  Revenues associated with increased local access lines in service partially off-set this decrease.

The increase in data revenue is primarily due to a $1.3 million or 22.3% increase in managed services project revenue, a $590,000 or 16.4% increase in Internet revenue primarily due to increased subscribers, and the effects of a non-recurring $500,000 credit issued to a customer in June 2007.

Commercial Segment Cost of Goods Sold
The increase in data Cost of Goods Sold resulted primarily from an increase in contract labor and internal labor classified as Cost of Goods Sold due to the increase in managed services project revenue discussed above under "Commercial Segment Revenues".

Commercial Segment EBITDAS
The EBITDAS increase was primarily due to increased margin resulting from increased managed services projects, increased subscribers for most product lines in the second quarter of 2008, and a decrease in the selling, general and administrative expenses allocated to our Commercial segment primarily due to a decrease in the 2007 segment margin upon which the allocation is based.

Managed Broadband Segment Overview
Managed Broadband segment revenue represented 6.4% of second quarter of 2008 consolidated revenues, Cost of Goods Sold represented 5.8% of second quarter of 2008 consolidated Cost of Goods Sold and EBITDAS represented 7.2% of second quarter of 2008 consolidated EBITDAS. The Managed Broadband segment includes data services only.

Selected key performance indicators for our Managed Broadband segment follow:

	June 30,		Percentage
	2008	2007	Change
Managed Broadband segment:
SchoolAccess® customers	51	48	6.3%
Rural health customers	39	21	85.7%

Through our June 1, 2008, acquisition of Unicom our Managed Broadband segment has added one rural health customer.

Managed Broadband Segment Revenues
Managed Broadband segment revenue increased 31.4% to $9.1 million in the second quarter of 2008.  The increase is primarily due to increased circuits purchased by our rural health and SchoolAccess® customers and product sales of $690,000 in the second quarter of 2008 to a SchoolAccess® customer and a rural health customer.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased 35.7% to $3.0 million in the second quarter of 2008 primarily due to costs associated with the product sale discussed above.

Managed Broadband Segment EBITDAS
Managed Broadband segment EBITDAS increased $1.0 million to $3.1 million in the second quarter of 2008 primarily due to an increase in the margin resulting from increased circuits sold to our rural health and SchoolAccess® customers. The increased margin was partially offset by an increase in the selling, general and administrative expense that was allocated to our Managed Broadband segment primarily due to an increase in the second quarter of 2007 segment margin upon which the allocation is based.

Regulated Operations Segment Overview
Regulated Operations segment revenue represented 1.3% of second quarter of 2008 consolidated revenues, Cost of Goods Sold represented 0.6% of second quarter of 2008 consolidated Cost of Goods Sold and EBITDAS represented 0.8% of second quarter of 2008 consolidated EBITDAS. The Regulated Operations segment includes voice, data and wireless services.

Selected key performance indicators for our Regulated Operations segment follow:

	June 30,		Percentage
	2008	2007	Change
Voice:
Long-distance subscribers[1]	900	NA	NA
Long-distance minutes carried (in millions)	0.1	NA	NA
Total local access lines in service[2]	12,200	NA	NA

1  A long-distance subscriber is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.
2  A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.
NA – Not Applicable

Regulated Operations Segment Revenues
As described above we completed our acquisition of UUI and Unicom effective June 1, 2008.  In connection with this acquisition, we recognized revenues of $2.7 million from the acquired operations during the second quarter of 2008 with $1.9 million recorded in the Regulated Operations segment and the remaining revenues were recorded in the Network Access and Managed Broadband segments.

Regulated Operations Segment Cost of Goods Sold
As described above we completed our acquisition of UUI and Unicom effective June 1, 2008.  In connection with this acquisition, we recognized Cost of Goods Sold of $534,000 during the second quarter of 2008 with $298,000 recorded in the Regulated Operations segment and the remaining Cost of Goods Sold recorded in the Network Access and Managed Broadband segments.

Regulated Operations Segment EBITDAS
Regulated Operations segment EBITDAS was $359,000 in the second quarter of 2008.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 11.1% to $48.3 million in the second quarter of 2008 primarily due to a $2.1 million increase in labor costs and $715,000 in additional expense resulting from our June 1, 2008, acquisition of UUI and Unicom.

As a percentage of total revenues, selling, general and administrative expenses increased to 33.9% in the second quarter of 2008 from 33.4% in the second quarter of 2007.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 9.9% to $23.7 million in the second quarter of 2008. The increase is primarily due to our $113.3 million investment in equipment and facilities placed into service during the 2007 year for which a full year of depreciation will be recorded in the 2008 year and the $67.1 million investment in equipment and facilities placed into service during the six months ended June 30, 2008 for which a partial year of depreciation will be recorded in the 2008 year.

Effective January 1, 2008 we prospectively changed our accounting policy for recording depreciation on our property and equipment placed in service. For assets placed in service on or after January 1, 2008 we are using a mid-month convention to recognize depreciation expense. Previous to this change we used the half-year convention to recognize depreciation expense in the year an asset was placed in service, regardless of the month the property and equipment was placed in service. We believe the mid-month convention is preferable because it results in more precise recognition of depreciation expense over the estimated useful life of the asset. No retroactive adjustment has been made. As a result of this accounting change, our reported amount of depreciation and amortization expense has increased $419,000, our reported operating income has decreased $419,000, and our reported net income has decreased $222,000. Our EPS would not have changed from what we would have reported had we continued to use our previous accounting policy during the second quarter of June 30, 2008.

Other Expense, Net
Other expense, net of other income, increased 31.4% to $11.4 million in the second quarter of 2008 due to the following:

•
Our total interest expense increased $2.2 million to $10.9 million in the second quarter of 2008 due to a $1.9 million increase in interest expense on our Senior Credit Facility to $4.9 million resulting from additional debt from the Additional Incremental Term Loan agreement beginning in May 2008, the increased interest rate on our Senior Credit Facility beginning May 2008, and $587,000 in additional interest expense resulting from the Galaxy 18 capital lease commencing in the second quarter of 2008 partially offset by a $302,000 increase in capitalized interest to $993,000 due to increased capital expenditures subject to capitalized interest, and

•	In the second quarter of 2008, we modified our existing Senior Credit Facility resulting in $1.2 million of other third party costs and bank fees incurred.

Income Tax Expense
Income tax expense totaled $3.2 million and $4.9 million in the second quarters of 2008 and 2007, respectively. Our effective income tax rate increased from 45.2% in the second quarter of 2007 to 49.7% in the second quarter of 2008 due primarily to lower forecasted pre-tax net income for the year ended December 31, 2008, without a comparable decrease in non-deductible items.

At June 30, 2008, we have (1) tax net operating loss carryforwards of $67.7 million that will begin expiring in 2011 if not utilized, and (2) alternative minimum tax credit carryforwards of $3.9 million available to offset regular income taxes payable in future years. We estimate that we will utilize

$51.0 million to $54.0 million in net operating loss carryforwards during the year ended December 31, 2008. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

We have recorded deferred tax assets of $27.5 million associated with income tax net operating losses that were generated from 1995 to 2008, and that expire from 2011 to 2028, and with charitable contributions that were converted to net operating losses in 2006 to 2008, and that expire from 2024 to 2028.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 49% to 51% in the year ended December 31, 2008.

Six Months Ended June 30, 2008 (“2008”) Compared to Six Months Ended June 30, 2007 (“2007”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 8.7% from $254.9 million in 2007 to $277.1 million in 2008.  Revenue increases in our Consumer, Commercial, Managed Broadband and Regulated Operations segments were partially off-set by decreased revenue in our Network Access segment.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 10.9% from $93.6 million in 2007 to $103.8 million in 2008. Cost of Goods Sold increased in all of our segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 44.5% of 2008 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$23,978	22,961	4.4%
Video	51,315	47,538	8.0%
Data	20,482	16,216	26.3%
Wireless	27,721	22,016	25.9%
Total Consumer segment revenue	$123,496	108,731	13.6%

Consumer segment Cost of Goods Sold represented 46.6% of 2008 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$9,735	10,176	(4.3%)
Video	19,866	17,790	11.7%
Data	3,703	2,551	45.2%
Wireless	15,087	13,815	9.2%
Total Consumer segment Cost of Goods Sold	$48,391	44,332	9.2%

Consumer segment EBITDAS, representing 30.4% of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	2008	2007	Percentage Change
Consumer segment EBITDAS	$24,822	20,923	18.6%

Selected key performance indicators for our Consumer segment follow:

	June 30,		Percentage
	2008	2007	Change
Voice:
Long-distance minutes carried (in millions)	65.6	67.8	(3.2%)

Video:
Average monthly gross revenue per subscriber[1]	$66.19	$63.76	3.8%

Wireless:
Average monthly gross revenue per subscriber[2]	$58.25	$54.59	6.7%

[1] Year-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and ending of the period.
[2] Year-to-date average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and ending of the period.

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the second quarter of 2008 and the second quarter of 2007.

Consumer Segment Revenues
The increase in voice revenue is primarily due to a $1.4 million or 11.4% increase in local service revenue due to increased local access lines in service.  The increase is partially off-set by a $540,000 or 18.8% decrease in support from the Universal Service Program and decreased long-distance billable minutes carried.

The increase in video revenue is primarily due to the following:

•	A 5.7% increase in programming services revenue to $41.2 million primarily resulting from an increase in basic and digital programming tier subscribers, and
•	A 19.3% increase in equipment rental revenue to $9.3 million primarily resulting from our customers’ increased use of digital distribution technology.

The increase in data revenue is primarily due to a 27.9% increase in cable modem revenue to $17.5 million. The cable modem revenue increase is primarily due to increased subscribers and their selection of more value-added premium features in 2008 as compared to 2007.

The increase in wireless revenue is primarily due to an increase in the number of wireless subscribers, a $2.7 million or 68.1% increase in wireless subscriber line charge due to increased subscribers to our Lifeline offering, and a $1.5 million or 106.1% increase in support from the Universal Service Program.

Consumer Segment Cost of Goods Sold
The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered over our HD/DVR converter boxes due to the increased number of converter boxes in service, and increased subscribers.

The data Cost of Goods Sold increase is primarily due to increased internet circuit costs due to an increased number of cable modem subscribers.

The wireless Cost of Goods Sold increase is primarily due to costs associated with the increased number of wireless subscribers discussed above, partially off-set by decreased expense due to the June 4, 2008 implementation of the new distribution agreement with AT&T as described in "Part I – Item II – Management's Discussion and Analysis of Financial Condition and Results of Operations – Voice Services and Products – Long Distance."

Consumer Segment EBITDAS
The EBITDAS increase was primarily due to increased margin resulting from increased subscribers for most product lines in 2008.  The increased margin was partially offset by an increase in the selling, general and administrative expense that was allocated to our Consumer segment primarily due to an increase in the 2007 segment margin upon which the allocation is based.

Network Access Segment Overview
Network access segment revenue represented 29.3% of 2008 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$45,155	48,848	(7.6%)
Data	34,827	30,397	14.6%
Wireless	1,083	2,697	(59.8%)
Total Network Access segment revenue	$81,065	81,942	(0.7%)

Network Access segment Cost of Goods Sold represented 21.0% of 2008 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$15,533	13,953	11.3%
Data	5,556	5,615	(1.0%)
Wireless	694	393	76.6%
Total Network Access segment Cost of Goods Sold	$21,783	19,961	8.9%

Network Access segment EBITDAS, representing 50.3% of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	2008	2007	Percentage Change
Network Access segment EBITDAS	$41,050	43,308	(4.5%)

Selected key performance indicators for our Network Access segment follow:

			Percentage
	2008	2007	Change
Voice:
Long-distance minutes carried (in millions)	640.8	633.5	1.2%

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the second quarter of 2008 and for the second quarter of 2007.

Network Access Segment Revenues
The decrease in voice revenue is primarily due to a 10.7% decrease in our average rate per minute on billable minutes carried for our common carrier customers and the transition of voice traffic to dedicated data networks.  The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% rate decrease mandated by federal law which will result in annual rate decreases of 3.0%.  The voice revenue decrease is partially off-set by the increase in voice minutes carried.

The decrease in wireless revenue results from a decrease in our rate per minute on billable minutes carried for customers roaming on our network.

Network Access Segment Cost of Goods Sold
The increase in voice Cost of Goods Sold is primarily due to increased long-distance minutes carried and the absence of an $879,000 favorable adjustment based upon a refund for which negotiations were completed in 2007.  In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

Network Access Segment EBITDAS
The EBITDAS decrease was primarily due to decreased margin resulting from the decreased rate per minute on billable minutes carried for our common carrier customers.  The decreased margin was partially offset by an increase in data circuits sold in 2008 and increased IRU sales in 2008.

Commercial Segment Overview
Commercial segment revenue represented 19.5% of 2008 consolidated revenues. The components of Commercial segment revenue are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$14,494	15,902	(8.9%)
Video	3,969	3,770	5.3%
Data	32,793	28,515	15.0%
Wireless	2,779	2,187	27.1%
Total Commercial segment revenue	$54,035	50,374	7.3%

Commercial segment Cost of Goods Sold represented 27.0% of 2008 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$9,738	9,746	(0.2%)
Video	770	824	(6.6%)
Data	15,061	12,011	25.4%
Wireless	2,414	1,944	24.2%
Total Commercial segment Cost of Goods Sold	$27,983	24,525	14.1%

Commercial segment EBITDAS, representing 11.9% of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	2008	2007	Percentage Change
Commercial segment EBITDAS	$9,693	8,075	20.0%

Selected key performance indicators for our Commercial segment follow:

			Percentage
	2008	2007	Change
Voice:
Long-distance minutes carried (in millions)	65.7	67.1	(2.1%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the second quarter of 2008 and for the second quarter of 2007.

Commercial Segment Revenues
The decrease in voice revenue is primarily due to decreased long-distance subscribers.  Revenues associated with increased local access lines in service partially off-set this decrease.

The increase in data revenue is primarily due to a $3.4 million or 19.4% increase in managed services project revenue, a $1.3 million or 19.4% increase in Internet revenue primarily due to increased subscribers, and a non-recurring $500,000 credit issued to a customer in June 2007.

The increase in wireless revenue is primarily due to an increase in the number of wireless subscribers.

Commercial Segment Cost of Goods Sold
The increase in data Cost of Goods Sold resulted primarily from an increase in contract labor and internal labor classified as Cost of Goods Sold due to the increase in managed services project revenue discussed above in "Commercial Segment Revenues".

The wireless Cost of Goods Sold increase is primarily due to costs associated with an increase in the number of wireless subscribers.

Commercial Segment EBITDAS
The EBITDAS increase was primarily due to increased margin resulting from increased managed services projects, increased subscribers for most product lines in 2008, and a decrease in the selling, general and administrative expenses allocated to our Commercial segment primarily due to a decrease in the 2007 segment margin upon which the allocation is based.

Managed Broadband Segment Overview
Managed Broadband segment revenue represented 6.0% of 2008 consolidated revenues, Cost of Goods Sold represented 5.1% of 2008 consolidated Cost of Goods Sold and EBITDAS represented 6.9% of consolidated EBITDAS. The Managed Broadband segment includes data services only.

Please refer to our three-month results of operations discussion for selected key performance indicators for the second quarter of 2008 and for the second quarter of 2007.

Managed Broadband Segment Revenues
Managed Broadband segment revenue increased 20.0% to $16.7 million in 2008.  The increase is primarily due to increased circuits purchased by our rural health and SchoolAccess® customers.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased 14.1% to $5.3 million in 2008 primarily due to costs associated with the increased revenue.

Managed Broadband Segment EBITDAS
Managed Broadband segment EBITDAS increased $1.9 million to $5.6 million in 2008 primarily due to an increase in the margin resulting from increased circuits sold to our rural health and SchoolAccess® customers.  The increased margin was partially offset by an increase in the selling, general and administrative expense that was allocated to our Managed Broadband segment primarily due to an increase in the 2007 segment margin upon which the allocation is based.

Regulated Operations Segment Overview
Regulated Operations segment revenue represented 0.7% of 2008 consolidated revenues, Cost of Goods Sold represented 0.3% of 2008 consolidated Cost of Goods Sold and EBITDAS represented 0.4% of 2008 consolidated EBITDAS. The Regulated Operations segment includes voice, data and wireless services.

Please refer to our three-month results of operations discussion for selected key performance indicators for the second quarter of 2008.

Regulated Operations Segment Revenues
As described above we completed our acquisition of UUI and Unicom effective June 1, 2008.  In connection with this acquisition, we recognized revenues of $2.7 million during 2008 with $1.9 million recorded in the Regulated Operations segment and the remaining revenues recorded in the Network Access and Managed Broadband segments.

Regulated Operations Segment Cost of Goods Sold
As described above we completed our acquisition of UUI and Unicom effective June 1, 2008.  In connection with this acquisition, we recognized Cost of Goods Sold of $534,000 during 2008 with $298,000 recorded in the Regulated Operations segment and the remaining Cost of Goods Sold recorded in the Network Access and Managed Broadband segments.

Regulated Operations Segment EBITDAS
Regulated Operations segment EBITDAS totaled $359,000 in 2008.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 8.8% to $94.7 million in 2008 primarily due to the following:
•	A $2.9 million increase in labor costs,
•	A $818,000 increase in our facilities leases primarily related to our wireless facilities expansion,
•	A $752,000 increase in our share-based compensation expense partially off-set by changes in the fair value of our share-based liability in 2008,
•	$715,000 in additional expense resulting from our June 1, 2008, acquisition of UUI and Unicom, and
•	A $622,000 increase in our company-wide success sharing bonus accrual.

The increases described above are partially offset by a $576,000 decrease in bad debt expense primarily due to improvements in our collections of consumer accounts receivable.

As a percentage of total revenues, selling, general and administrative expenses increased to 34.2% in 2008 from 34.1% in 2007.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 9.9% to $46.5 million in 2008. The increase is primarily due to our $113.3 million investment in equipment and facilities placed into service during the 2007 year for which a full year of depreciation will be recorded in the 2008 year and the $67.1 million investment in equipment and facilities placed into service during the six months ended June 30, 2008 for which a partial year of depreciation will be recorded in the 2008 year.

Effective January 1, 2008 we prospectively changed our accounting policy for recording depreciation on our property and equipment placed in service. For assets placed in service on or after January 1, 2008 we are using a mid-month convention to recognize depreciation expense. Previous to this change we used the half-year convention to recognize depreciation expense in the year an asset was placed in service, regardless of the month the property and equipment was placed in service. We believe the mid-month convention is preferable because it results in more precise recognition of depreciation expense over the estimated useful life of the asset. No retroactive adjustment has been made. As a result of this accounting change, our reported amount of depreciation expense has increased $562,000, our reported operating income has decreased $562,000, and our reported net income has decreased $298,000

Other Expense, Net
Other expense, net of other income, increased 19.4% to $20.2 million in 2008 due to the following:
•
Our total interest expense increased $2.7 million to $19.6 million in 2008 primarily due to a $2.6 million increase in our senior credit facility interest expense to $8.3 million resulting from additional debt from the Additional Incremental Term Loan agreement beginning May 2008, the increased interest rate on our Senior Credit Facility in May 2008, and $587,000 in additional interest expense resulting from the Galaxy 18 capital lease commencing in 2008 partially offset by a $583,000 increase in capitalized interest to $1.9 million due to increased capital expenditures subject to capitalized interest, and

•	In 2008 we modified our existing Senior Credit Facility resulting in $1.2 million of other third party costs and bank fees incurred.

Income Tax Expense
Income tax expense totaled $6.0 million and $6.9 million in 2008 and 2007, respectively. Our effective income tax rate increased from 45.5% in 2007 to 49.7% in 2008 due primarily to lower forecasted pre-tax net income for the year ended December 31, 2008, without a comparable decrease in non-deductible items.

Multiple System Operator Operating Statistics
Our operating statistics include capital expenditures and customer information from our Consumer and Commercial segments which offer services utilizing our cable services’ facilities.

Our capital expenditures by standard reporting category in 2008 and 2007 follows (amounts in thousands):

	2008	2007
Line extensions	$9,706	18,730
Customer premise equipment	4,897	4,286
Scalable infrastructure	580	1,042
Support capital	304	599
Upgrade/rebuild	747	264
Commercial	80	99
Sub-total	16,314	25,020
Remaining reportable segments capital expenditures	97,177	43,435
	$113,491	68,455

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable service facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At June 30, 2008 and 2007 we had 130,400 and 125,000 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At June 30, 2008 and 2007 we had 314,400 and 277,200 revenue generating units, respectively.

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

Cash flows from operating activities totaled $109.5 million in 2008 as compared to $55.2 million in 2007.  The increase is due to a $35.7 million increase in long-term deferred revenue due to cash received from IRU capacity sales.

Other sources of cash in 2008 included a $132.1 million borrowing on our Senior Credit Facility. Uses of cash in 2008 included expenditures of $113.5 million for property and equipment, including construction in progress, and the purchase of the stock of the UUI and Unicom subsidiaries of UCI for $40.2 million, net of cash received.

Working capital totaled $107.4 million at June 30, 2008, a $72.2 million increase as compared to $35.3 million at December 31, 2007. The increase is primarily due to an increase in cash following the closing of the Additional Incremental Term Loan agreement, the $37.1 million in cash received from certain customers for the provision of IRU capacity in May 2008 and the recognition of an $8.8 million warranty receivable when the Galaxy XR satellite was taken out of service in June 2008.  The warranty receivable was a reclassification of the Galaxy XR satellite net book value from property and equipment to receivables.  The increase was partially offset by an increase in accounts payable resulting from increased purchases of property and equipment at June 30, 2008.

Net receivables increased $9.4 million in 2008 primarily due to the recognition of an $8.8 million warranty receivable described above.

Senior Notes
At June 30, 2008 we were in compliance with all loan covenants relating to our 7.25% senior notes due 2014.

Senior Credit Facility
The Additional Incremental Term Loan increased the interest rate on the term loan component of our Senior Credit Facility from LIBOR plus 2.00% to LIBOR plus 4.25%.  The Additional Incremental Term Loan increased the revolving credit facility interest rate for our Senior Credit Facility from LIBOR plus a margin dependent upon our Total Leverage Ratio ranging from 1.50% to 2.25% to LIBOR plus the following Applicable Margin set forth opposite each applicable Total Leverage Ratio below:

Total Leverage Ratio (as defined)	Applicable Margin
>3.75	4.25%
>3.25 but <3.75	3.75%
>2.75 but <3.25	3.25%
<2.75	2.75%

$145.0 million was drawn on the Additional Incremental Term Loan at the time of the debt modification.  The proceeds were used to pay down the $30.0 million outstanding under our revolving credit facility including accrued interest and to pay expenses associated with the transaction at closing with the balance deposited in our bank account. Our term loan is fully drawn and we have letters of credit outstanding totaling $4.0 million, which leaves $96.0 million available for borrowing under the revolving credit facility.

The Term Loan allows for the repurchase of our common stock under our buyback program when our total debt leverage is below 4.0 times EBITDAS. The amendment revised various financial covenants in the agreement and made conforming changes to various covenants to permit certain previously announced acquisitions.  Additionally, our loan proceeds were reduced by $2.9 million for an original issue discount.  The discount on the term loan will be amortized into interest expense using the effective interest method.

This transaction was a partial substantial modification of our existing Senior Credit Facility resulting in a $667,000 write-off of previously deferred loan fees during the three and six months ended June 30, 2008 in our Consolidated Income Statement.  Deferred loan fees of $58,000 associated with the portion of our existing Senior Credit Facility determined not to have been substantially modified continue to be amortized over the remaining life of the Senior Credit Facility.

In connection with the Additional Incremental Term Loan, we paid bank fees and other expenses of $1.6 million during the three and six months ended June 30, 2008 of which $527,000 were immediately expensed in the three and six months ended June 30, 2008 and $1.1 million were deferred and will be amortized over the remaining life of the Senior Credit Facility.

We acquired long-term debt of $42.7 million upon our acquisition of UUI and Unicom effective June 1, 2008.  The long-term debt is due in monthly installments of principal based on a fixed rate amortization schedule.  The interest rates on the various loans to which this debt relates range from 2.0% to 11.25%.

As of June 30, 2008, maturities of long-term debt were as follows (amounts in thousands):

Years ending December 31,
2008 (balance of the year)	$4,975
2009	8,495
2010	8,738
2011	178,255
2011	176,485
2013 and thereafter	340,786
$717,734

Capital Expenditures
Our expenditures for property and equipment, including construction in progress, totaled $122.3 million and $68.5 million in 2008 and 2007, respectively. The 2008 and 2007 expenditures include non-cash additions of $6.3 million and $5.7 million, respectively, for property and equipment that are accrued in accounts payable as of June 30, 2008 and 2007.  Our capital expenditures requirements in excess of approximately $25.0 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2008 yearly expenditures for property and equipment for our core operations, including construction in progress, to total $220.0 million to $225.0 million, depending on available opportunities and the amount of cash flow we generate during the 2008 year.

Other
We entered into various IRU sales agreements for which we received cash of $33.9 million and $37.1 million during the three and six months ended June 30, 2008, respectively.  These transactions are being accounted for as operating leases with deferred revenue to be recognized over the estimated life of the IRU agreement.  We had long-term deferred revenue of $34.7 million related to these IRU transactions at June 30, 2008.

Effective June 1, 2008 we purchased the stock of the UUI and Unicom subsidiaries of UCI for $40.2 million, net of cash received.  Additionally we assumed $42.7 million in debt as part of the acquisition.  UUI together with its subsidiary, United-KUC, provides local telephone service to 60 rural Alaska communities across Alaska.  Unicom operates DeltaNet, a long-haul broadband microwave network ringing the Yukon-Kuskokwim Delta – a region of approximately 30,000 square miles in western Alaska. By the summer of 2008, DeltaNet, which is still under construction but has already commenced operations where completed microwave towers have been placed into service, will link more than 40 villages to Bethel, the region’s hub.

On July 1, 2008, we completed the acquisition all of the interests in Alaska Wireless for an initial acquisition payment of $14.2 million.  In addition to the initial acquisition payment, we have agreed to a contingent payment of approximately $3.0 million in 2010 if certain financial conditions are met.  Alaska Wireless is a GSM wireless provider and an Internet service provider serving subscribers in the Dutch Harbor, Sand Point, and Akutan, Alaska areas.

The long-distance, local access, cable, Internet and wireless services industries continue to experience substantial competition, regulatory uncertainty, and continuing technological changes. Our future results of operations will be affected by our ability to react to changes in the competitive and regulatory environment and by our ability to fund and implement new or enhanced technologies. We are unable to determine how competition, economic conditions, and regulatory and technological changes will affect our ability to obtain financing under acceptable terms and conditions.  A complete discussion of our liquidity and capital resources can be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our December 31, 2007 annual report on Form 10-K/A (Amendment No. 2).

Schedule of Certain Known Contractual Obligations
The following table details future projected payments associated with certain known contractual obligations as of December 31, 2007, the date of our most recent fiscal year-end balance sheet.  Our schedule of certain known contractual obligations has been updated to reflect the Senior Credit Facility Additional Incremental Term Loan described above, the payments due on the long-term debt acquired in our June 1, 2008 acquisition of UUI and Unicom, and an amendment to a long-term capital lease agreement with the wife of our President and CEO for property we occupy.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(Amounts in thousands)
Long-term debt	$719,704	6,584	17,240	355,094	340,786
Interest on long-term debt	251,125	45,020	93,776	77,529	34,800
Capital lease obligations, including interest	167,401	6,947	23,300	23,400	113,754
Operating lease commitments	55,429	10,979	15,535	10,600	18,315
Purchase obligations	74,828	60,028	14,800	---	---
Other	66,500	63,500	3,000	---	---
Total contractual obligations	$1,334,987	193,058	167,651	466,623	507,655

For long-term debt included in the above table, we have included principal payments on our Senior Credit Facility and Senior Notes.  Interest on amounts outstanding under our Senior Credit Facility is based on variable rates.  We used the current rate paid in June 2008 to estimate our future interest payments.  Our Senior Notes require semi-annual interest payments of $11.6 million through February 2014.  For a discussion of our Senior Notes and Senior Credit Facility see note 7 in the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2007 annual report on Form 10-K/A (Amendment No. 2).  For a discussion of our modified Senior Credit Facility see note 7 in the accompanying "Notes to Interim Consolidated Financial Statements".

Capital lease obligations include the amended capital leases as discussed in note 8 in the accompanying "Notes to Interim Consolidated Financial Statements."  For a discussion of our capital and operating leases and purchase obligations see note 15 in the "Notes to Consolidated Financial Statements included in Part II of our December 31, 2007 annual report on Form 10-K/A (Amendment No. 2).

The "Other" line item consists of our commitments to acquire the remaining minority interest in Alaska DigiTel for approximately $10.3 million, UUI and Unicom for $40.0 million, and Alaska Wireless for approximately $16.0 million to $17.0 million.

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

Those policies considered to be critical accounting policies for the six months ended June 30, 2008 are the allowance for doubtful accounts, impairment and useful lives of intangible assets, accruals for unbilled costs, and the valuation allowance for net operating loss deferred tax assets.  A complete discussion of our critical accounting policies can be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our December 31, 2007 annual report on Form 10-K/A (Amendment No. 2).

Other significant accounting policies, not involving the same level of measurement uncertainties as those listed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, share-based expense, and financial instruments require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these and other matters are among topics currently under reexamination by accounting standards setters and regulators. No specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, although outcomes cannot be predicted with confidence. A complete discussion of our significant accounting policies can be found in note 1 included in Part II of our December 31, 2007 annual report on Form 10-K/A (Amendment No.2).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk, which is our primary risk, as well as various types of market risk in the normal course of business.  We do not hold derivatives for trading purposes.

Our Senior Credit Facility carries interest rate risk.  Amounts borrowed under this agreement bear interest at LIBOR plus 4.25% or less depending upon our Total Leverage Ratio (as defined).  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  On July 1, 2008, we entered into an interest rate cap agreement with a two year term to convert $180.0 million of variable interest rate debt to 4.5% fixed rate debt.  The agreement will be accounted for as a derivative under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities."  As of June 30, 2008, we have borrowed $350.7 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $3.5 million of additional gross interest cost on an annualized basis.  As of July 1, 2008, we have borrowed $170.7 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $1.7 million of additional gross interest cost on an annualized basis.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined below) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation and as described below under “Changes in Internal Control over Financial Reporting” (Item 4(b)), we identified material weaknesses in our "internal control over financial reporting" (as defined in Item 4(b) below).  Because of these material weaknesses, which are in the process of being remediated as described below under “Changes in Internal Control over Financial Reporting” (Item 4(b)), our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2008, which is the end of the period covered by this report.

Our "disclosure controls and procedures" are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

(b) Changes in Internal Control over Financial Reporting

Information technology program development and change controls over the unified billing system and the interface with the general ledger were not designed effectively. As a result, our automated interface between the unified billing system and the general ledger was not appropriately configured. In addition, our management review control over unreconciled transactions recorded in accounts receivable general ledger accounts was not designed at the level of precision necessary to detect and correct errors that could be material to annual or interim financial statements. As a result of these deficiencies, errors existed in our accounts receivable and revenues that were corrected prior to the issuance of our 2007 annual report on Form 10-K.  Although we began remediation of the material weaknesses evidenced by these deficiencies during the six months ended June 30, 2008, we have not had sufficient time to fully implement the control changes necessary to completely remediate these material weaknesses.

Our policies and procedures to ensure that our accounting personnel are sufficiently trained on technical accounting matters did not operate effectively. More specifically, our accounting personnel did not have the necessary knowledge and training to adequately account for and disclose certain share-based compensation awards in accordance with SFAS No.123(R), Share-Based Payment. In addition, our accounting personnel lacked adequate training on the operation of certain aspects of the software used to calculate the Company’s share-based compensation expense. As a result of these deficiencies, errors existed in the Company's share-based compensation expense that were corrected prior to the issuance of our 2007 annual report on Form 10-K.  Although we began remediation of the material weaknesses evidenced by these deficiencies during the fourth quarter of 2007 and continued efforts toward remediation during the six months ended June 30, 2008, we have not had sufficient time to fully implement the control changes necessary to completely remediate these material weaknesses.

Our entity-level control related to the selection and application of accounting policies in accordance with GAAP was not designed effectively, and our policies and procedures for the recording of depreciation expense during interim reporting periods were not designed to ensure reporting in accordance with GAAP. These deficiencies led to errors in interim financial reporting that have been corrected through the restatement of our interim financial information described in note 1(m) in the accompanying “Notes to Interim Consolidated Financial Statements.”  Although we began to remediate these material weaknesses in June 2008, we have not had sufficient time to fully develop and implement the control changes necessary to ensure a misstatement of interim or annual financial reporting does not occur. We will continue to remediate these deficiencies in the third quarter of 2008 by taking the following actions:

•	Expanding our accounting policy documentation and implementing policies and procedures to periodically review our accounting policies to ensure ongoing GAAP compliance.
•
With regards to our policies and procedures for the recording of depreciation expense during interim reporting periods, we will continue to revise our accounting policies and implement procedures to ensure depreciation is recorded consistent with GAAP for interim and annual reporting periods.

In March 2008 we implemented a new online payment system.  The implementation replaced a system supported internally with a system supported by an external company and has resulted in certain changes to our processes and procedures affecting internal control over financial reporting during the six months ended June 30, 2008.  We have committed internal and external resources to revise and document processes and related internal controls over the new system.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A company's "internal control over financial reporting" is a process designed by, or under the supervision of, a company's principal executive and principal financial officers, and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

All of our risk factors as disclosed in our December 31, 2007 annual report on Form 10-K/A (Amendment No. 2) remain substantially unchanged. Upon our acquisition of 100% of the outstanding stock of the regulated incumbent local service provider, UUI effective June 1, 2008, as further described in note 1(l) in the accompanying notes to interim consolidated financial statements, we have identified the following additional risk factor that may affect our business and future results:

•
Revenues from access charges may be reduced or lost.  We expect to recognize $13.0 million to $14.0 million for the year ended December 31, 2008 from local exchange network access charges.  The amount of revenue that we receive from these access charges is calculated in accordance with requirements set by the FCC and the RCA.  Any change in these requirements may reduce our revenues and earnings.  The FCC has actively reviewed new mechanisms for intercarrier compensation that, in some cases, could eliminate access charges entirely.  Elimination of access charges would likely have an adverse effect on our revenue and earnings.  In any event, we believe that new mechanisms for intercarrier compensation would more likely than not reduce this source of revenue.  Similarly, the RCA has adopted regulations modifying intrastate access charges that may reduce our revenue.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual shareholders meeting of GCI was held on June 23, 2008.

(b)	Not applicable.

   (c)  The matters voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, are as follows:

Description of Matter	For	Against	Withheld	Abstentions	Broker Nonvotes
1. Election of Director:
Jerry A. Edgerton	66,425,730	9,368,445	---	---	---

The minutes of the June 25, 2007 shareholders meeting of GCI were unanimously approved.

   (d)  Not applicable

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer, Secretary and Treasurer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer, Secretary and Treasurer
10.154
Fourteenth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formally known as MCI WorldCom Network Services) dated May 15, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	August 11, 2008
Ronald A. Duncan	(Principal Executive Officer)

/s/ John M. Lowber	Senior Vice President, Chief Financial	August 11, 2008
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	August 11, 2008
Lynda L. Tarbath	Officer (Principal Accounting Officer)