Form 10-K/A
period 2008-06-30
GENERAL COMMUNICATION INC
filed 2008-11-21
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Explanatory Note

General Communication, Inc. ("the "Company") is filing this Amendment No. 1 on Form 10-Q/A ("this Amendment") to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, which was originally filed on August 11, 2008 (“Original Filing”).

This Amendment is being filed to
·
Correct the Company's consolidated financial statements under Part I, Item I contained in this Form 10-Q/A for an error in depreciation expense due to failure to make a change to the estimated useful life of certain assets that were expected to be decommissioned at or near the end of 2008.  The error increased depreciation expense $4.0 million and $8.5 million for the three and six months ended June 30, 2008, respectively, decreased minority interest expense $920,000 and $1.9 million for the three and six months ended June 30, 2008, respectively, and decreased income tax expense $1.4 million and $2.8 million for the three and six months ended June 30, 2008, respectively.  The error also decreased property and equipment in service $8.5 million, decreased minority interest $1.9 million and decreased deferred income tax liability $2.8 million as of June 30, 2008.  Note 1(m) to the consolidated financial statements is added to describe the error correction, and

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

                                                                                      1(a)

GENERAL COMMUNICATION, INC.
FORM 10-Q/A (Amendment No. 1)
FOR THE QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2008 (as restated, unaudited)
	and December 31, 2007	4

	Consolidated Income Statement for the three and six months ended
	June 30, 2008 (as restated, unaudited) and 2007 (as restated, unaudited)	6

	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2008 (as restated, unaudited) and 2007 (as restated, unaudited)	7

	Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	57

Part II. OTHER INFORMATION

Item 1A.	Risk Factors	59

Item 4.	Submission of Matters to a Vote of Security Holders	59

Item 6.	Exhibits	60

Other items are omitted, as they are not applicable.

SIGNATURES		61

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	(as restated, unaudited)
	June 30,	December 31,
ASSETS	2008	2007

Current assets:
Cash and cash equivalents	$95,703	13,074

Receivables	107,502	97,913
Less allowance for doubtful receivables	1,864	1,657
Net receivables	105,638	96,256

Deferred income taxes	6,448	5,734
Prepaid expenses	6,246	5,356
Inventories	5,390	2,541
Investment securities	5,230	---
Other current assets	558	717
Total current assets	225,213	123,678

Property and equipment in service, net of depreciation	684,099	504,273
Construction in progress	115,809	69,409
Net property and equipment	799,908	573,682

Cable certificates	191,565	191,565
Goodwill	48,211	42,181
Wireless licenses	25,907	25,757
Other intangible assets, net of amortization	18,080	11,769
Deferred loan and senior notes costs, net of amortization	6,726	6,202
Other assets	10,685	9,399
Total other assets	301,174	286,873
Total assets	$1,326,295	984,233

See accompanying notes to interim consolidated financial statements.

                                                                                                   (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

(Amounts in thousands)	(as restated, unaudited)
	June 30,	December 31,
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY	2008	2007

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$13,830	2,375
Accounts payable	46,094	35,747
Deferred revenue	20,886	16,600
Accrued payroll and payroll related obligations	17,401	16,329
Accrued interest	9,322	8,927
Accrued liabilities	9,219	7,536
Subscriber deposits	1,020	877
Total current liabilities	117,772	88,391

Long-term debt	702,952	536,115
Obligations under capital leases, excluding current maturities	96,254	2,290
Obligation under capital lease due to related party, excluding current maturity	1,864	469
Deferred income taxes	86,565	84,294
Long-term deferred revenue	37,738	845
Other liabilities	19,766	12,396
Total liabilities	1,062,911	724,800

Minority interest	4,556	6,478

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 49,930 and 50,437 shares at June 30, 2008 and December 31, 2007, respectively; outstanding 49,461 and 49,425 shares at June 30, 2008 and December 31, 2007, respectively	150,706	155,980
Class B. Authorized 10,000 shares; issued 3,256 and 3,257 shares at June 30, 2008 and December 31, 2007, respectively; outstanding 3,254 and 3,255 shares at June 30, 2008 and December 31, 2007, respectively; convertible on a share-per-share basis into Class A common stock	2,750	2,751
Less cost of 471 and 473 Class A and Class B common shares held in treasury at June 30, 2008 and December 31, 2007, respectively	(3,422)	(3,448)
Paid-in capital	23,522	20,132
Retained earnings	85,272	77,540
Total stockholders’ equity	258,828	252,955
Total liabilities, minority interest, and stockholders’ equity	$1,326,295	984,233

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	(as restated) 2008	(as restated) 2007	(as restated)2008	(as restated) 2007
Revenues	$142,461	129,890	277,135	254,921

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	52,448	45,579	103,759	93,569
Selling, general and administrative expenses	48,260	43,430	94,666	87,035
Depreciation and amortization expense	27,708	21,437	54,951	42,303
Operating income	14,045	19,444	23,759	32,014

Other income (expense):
Interest expense	(10,899)	(8,557)	(19,584)	(16,875)
Loan and senior note fees	(879)	(216)	(1,102)	(396)
Interest income	402	161	483	345
Minority interest	946	(24)	1,922	(11)
Other expense, net	(10,430)	(8,636)	(18,281)	(16,937)

Income before income tax expense	3,615	10,808	5,478	15,077

Income tax expense	1,783	4,890	3,210	6,853

Net income	$1,832	5,918	2,268	8,224

Basic net income per common share	$0.04	0.11	0.04	0.15

Diluted net income per common share	$0.03	0.11	0.04	0.14

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

(Amounts in thousands)	(as restated)2008	(as restated) 2007
Cash flows from operating activities:
Net income	$2,268	8,224
Adjustments to reconcile net income to net cash provided by operating activities (net of effects of acquisition):
Depreciation and amortization expense	54,951	42,303
Deferred income tax expense	2,470	6,663
Share-based compensation expense	2,853	1,748
Other noncash income and expense items	2,142	3,312
Change in operating assets and liabilities, net of effect of acquisition	44,773	(7,015)
Net cash provided by operating activities	109,457	55,235

Cash flows from investing activities:
Purchases of property and equipment	(113,491)	(68,455)
Purchase of business, net of cash received	(40,161)	(19,530)
Purchases of other assets and intangible assets	(2,325)	(4,445)
Restricted cash	---	4,612
Other	---	25
Net cash used in investing activities	(155,977)	(87,793)

Cash flows from financing activities:
Borrowing on Senior Credit Facility	132,100	15,000
Repayment of debt and capital lease obligations	(1,999)	(26,126)
Payment of debt issuance costs	(1,626)	---
Issuance of long-term debt	614	---
Proceeds from common stock issuance	106	2,354
Other	(46)	(1)
Purchase of stock to be retired	---	(7,979)
Net cash provided by (used in) financing activities	129,149	(16,752)
Net increase (decrease) in cash and cash equivalents	82,629	(49,310)
Cash and cash equivalents at beginning of period	13,074	57,647

Cash and cash equivalents at end of period	$95,703	8,337

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

·	Incumbent local access services in rural Alaska,
·	Long-distance telephone service between Alaska and the remaining United States and foreign countries,
·	Resale and sale of postpaid and sale of prepaid wireless telephone services and sale of wireless telephone handsets and accessories,
·	Data network services,
·	Internet access services,
·	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to hospitals and health clinics, and managed video conferencing,
·	Managed services to certain commercial customers,
·	Sales and service of dedicated communications systems and related equipment,
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

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Assuming we had acquired UUI and Unicom on January 1, 2008 and 2007, our revenues, net income and basic and diluted earnings per common share ("EPS") for the three and six months ended June 30, 2008 and 2007 would have been as follows (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008 (as restated)	2007	2008	2007
Pro forma consolidated revenue	$146,824	136,223	288,185	267,764
Pro forma net income	$1,944	6,138	2,651	8,713

EPS:
Basic – pro forma	$0.04	0.12	0.05	0.16
Diluted – pro forma	$0.04	0.11	0.04	0.15

(d)	Regulatory Accounting and Regulation

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

(f)	Earnings per Share
EPS and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended June 30,
	2008 (as restated)			2007 (as restated)
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Basic EPS:
Net income	$1,832	52,320	$0.04	$5,918	53,201	$0.11

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Effect of Dilutive Securities:
Unexercised stock options	---	397	---	---	1,404	---
Unvested restricted stock awards	---	28	---	---	---	---
Diluted EPS:
Effect of share based compensation that may be settled in cash or shares	---	---	---	(213)	93	---
Net income adjusted for effect of share based compensation that may be settled in cash or shares	$1,832	52,745	$0.03	$5,705	54,698	$0.11

	Six Months Ended June 30,
	2008 (as restated)			2007 (as restated)
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Basic EPS:
Net income	$2,268	52,289	$0.04	$8,224	53,230	$0.15
Effect of Dilutive Securities:
Unexercised stock options	---	385	---	---	1,488	---
Unvested restricted stock awards	---	25	---	---	---	---
Diluted EPS:
Effect of share based compensation that may be settled in cash or shares	(401)	251	---	(541)	97	---
Net income adjusted for effect of share based compensation that may be settled in cash or shares	$1,867	52,950	$0.04	$7,683	54,815	$0.14

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

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Increased depreciation and amortization expense	$419	562
Decreased operating income	419	562
Decreased net income	222	289

Reported EPS would not change had we continued to use our previous accounting policy during the three and six months ended June 30, 2008.

(m)	Restatements, Immaterial Error Correction and Reclassification
On November 5, 2008, we concluded that we should restate our previously issued quarterly results for the quarter ended June 30, 2008 to correct the error described below.  The corrections made as part of the restatement of our results of operations for the three and six months ended June 30, 2008 follow:

·
We increased depreciation expense $4.0 million and $8.5 million for the three and six months ended June 30, 2008, respectively, to correct depreciation expense for a failure to change the estimated useful life of certain assets that were expected to be decommissioned at or near the end of 2008.  The assets should have been depreciated over the remaining period they were expected to be used;

·
We decreased minority interest expense $920,000 and $1.9 million for the three and six months ended June 30, 2008, respectively, to record the minority interest portion of the correction described above, and;

·	We decreased income tax expense $1.4 million and $2.8 million for the three and six months ended June 30, 2008, respectively, to record the income tax effect of the corrections described above.

The impact of the restatement as described above for the period presented is as follows (amounts in thousands, except per share amounts):

	June 30, 2008
Consolidated Condensed Balance Sheet	As previously reported[1]	Adjustments	As restated
Assets
Total current assets	$225,213	---	225,213

Property and equipment in service, net of depreciation	692,561	(8,462)	684,099
Construction in progress	115,809	---	115,809
Net property and equipment	808,370	(8,462)	799,908
(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Total other assets	301,174	---	301,174
Total assets	$1,334,757	(8,462)	1,326,295

Liabilities, Minority Interest, and Stockholders' Equity
Total current liabilities	117,772	---	117,772

Long-term debt	702,952	---	702,952
Obligations under capital leases, excluding current maturities	96,254	---	96,254
Obligation under capital lease due to related party, excluding current maturity	1,864	---	1,864
Deferred income taxes	89,315	(2,750)	86,565
Long-term deferred revenue	37,738	---	37,738
Other liabilities	19,766	---	19,766
Total liabilities	1,065,661	(2,750)	1,062,911

Minority interest	6,502	(1,946)	4,556

Stockholders’ equity:
Class A common stock	150,706	---	150,706
Class B common stock	2,750	---	2,750
Less cost of Class A and Class B common shares held in treasury	(3,422)	---	(3,422
Paid-in capital	23,522	---	23,522
Retained earnings	89,038	(3,766)	85,272
Total stockholders’ equity	262,594	(3,766)	258,828
Total liabilities, minority interest, and stockholders’ equity	1,334,757	(8,462)	1,326,295

1 As reported on Form 10-Q for the quarter ended June 30, 2008

	Three Months Ended June 30, 2008
	As previously reported[1]	Adjustments	As restated
Revenues	$142,461	---	142,461

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	52,448	---	52,448
Selling, general and administrative expenses	48,260	---	48,260
Depreciation and amortization expense	23,707	4,001	27,708
Operating income	18,046	(4,001)	14,045

Other income (expense):
Interest expense	(10,899)	---	(10,899)
Loan and senior note fees	(879)	---	(879)
Interest income	402	---	402
Minority interest	26	920	946
(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
 (Unaudited)

Other expense, net	(11,350)	920	(10,430)

Income before income tax expense	6,696	(3,081)	3,615

Income tax expense	3,191	(1,408)	1,783

Net income	$3,505	(1,673)	1,832

Basic net income per common share	$0.07	(0.03)	0.04

Diluted net income per common share	$0.07	(0.04)	0.03

1 As reported on Form 10-Q for the quarter ended June 30, 2008

	Six Months Ended June 30, 2008
	As previously reported[1]	Adjustments	As restated
Revenues	$277,135	---	277,135

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	103,759	---	103,759
Selling, general and administrative expenses	94,666	---	94,666
Depreciation and amortization expense	46,489	8,462	54,951
Operating income	32,221	(8,462)	23,759

Other income (expense):
Interest expense	(19,584)	---	(19,584)
Loan and senior note fees	(1,102)	---	(1,102)
Interest income	483	---	483
Minority interest	(24)	1,946	1,922
Other expense, net	(20,227)	1,946	(18,281)

Income before income tax expense	11,994	(6,516)	5,478

Income tax expense	5,960	(2,750)	3,210

Net income	$6,034	(3,766)	2,268

Basic net income per common share	$0.12	(0.08)	0.04

Diluted net income per common share	$0.11	(0.07)	0.04

Cash provided by operating activities	$109,457	---	109,457
Cash used in investing activities	(155,977)	---	(155,977)
Cash used in financing activities	129,149	---	129,149

1 As reported on Form 10-Q for the quarter ended June 30, 2008

On June 11, 2008, we filed a Form 10K/A (Amendment No. 2) with the SEC to reflect the restatement of our summary of unaudited quarterly results of operations for the year ended December 31, 2007.  We made the following corrections as part of the restatement of our results of operations for the three and six months ended June 30, 2007:

·
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

·
We decreased interest expense $384,000 and $766,000 for the three and six months ended June 30, 2007, respectively, to correct an interest capitalization error on certain assets.  Our capitalized interest policy was too restrictive and resulted in no interest capitalization on certain qualifying capital expenditures.  Our capitalized interest policy now conforms to GAAP;

·	We increased depreciation expense $322,000 and $644,000 for the three and six months ended June 30, 2007, respectively, due to the recognition of depreciation on additional capitalized interest;
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

·	We increased income tax expense $799,000 and $1.5 million for the three and six months ended June 30, 2007, respectively, to record the income tax effect of the corrections described above.

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

Borrowings under the Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items. As a result of the Additional Incremental Term Loan, our Senior Credit Facility key debt covenants changed to the following: our Senior Credit Facility Total Leverage Ratio (as defined) may not exceed (i) 5.25:1.00 for the period beginning May 2, 2008 and ending on June 30, 2009, (ii) 5.00:1.00 for the period beginning on July 1, 2009, and ending on December 31, 2009, and (iii) 4.50:1.00 for the period beginning January 1, 2010, and ending on August 31, 2012; the Senior Leverage Ratio (as defined) may not exceed (i) 3.25:1.00 for the period beginning on May 2, 2008 and ending on June 30, 2009, and (ii) 3.00:1.00 for the period beginning July 1, 2009, and ending on August 31, 2012; the Fixed Charge Coverage Ratio (as defined) must be 1.0:1.0 or greater beginning December 31, 2009; and the Interest Coverage Ratio (as defined) must not be less than (i) 2.50:1.00 for the period beginning on May 2, 2008 and ending on September 30, 2009, and (ii) 2.75:1.00 for the period beginning October 1, 2009, and ending on August 31, 2012.

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

Summarized financial information for our reportable segments for the three and six months ended June 30, 2008 and 2007 follows (amounts in thousands):
Three months ended June 30,	Consumer		Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2008 (as restated)
Revenues:
Intersegment		$17	167	1,569	---	116	1,869
External		62,113	41,891	27,444	9,134	1,879	142,461
Total revenues		$62,130	42,058	29,013	9,134	1,995	144,330
EBITDAS		$13,423	21,676	5,696	3,138	359	44,292

2007 (as restated)
Revenues:
Intersegment	$	---	1,092	1,004	---	---	2,096
External		55,128	41,616	26,193	6,953	---	129,890
Total revenues		$55,128	42,708	27,197	6,953	---	131,986
EBITDAS		$10,965	23,543	4,996	2,116	---	41,620

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
 (Unaudited)

Six months ended June 30,	Consumer		Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2008 (as restated)
Revenues:
Intersegment		$17	468	2,918	---	116	3,519
External		123,496	81,065	54,035	16,660	1,879	277,135
Total revenues		$123,513	81,533	56,953	16,660	1,995	280,654
EBITDAS		$25,677	41,813	10,021	5,615	359	83,485

2007 (as restated)
Revenues:
Intersegment	$	---	1,363	2,629	---	---	3,992
External		108,731	81,942	50,374	13,874	---	254,921
Total revenues		$108,731	83,305	53,003	13,874	---	258,913
EBITDAS		$20,923	43,308	8,075	3,748	---	76,054

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007 (as restated)	2008	2007 (as restated)
Reportable segment revenues	$144,330	131,986	280,654	258,913
Less intersegment revenues eliminated in consolidation	1,869	2,096	3,519	3,992
Consolidated revenues	$142,461	129,890	277,135	254,921

A reconciliation of reportable segment earnings from external EBITDAS to consolidated income before income taxes (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008 (as restated)	2007 (as restated)	2008 (as restated)	2007 (as restated)
Reportable segment EBITDAS	$44,292	41,620	83,485	76,054
Less depreciation and amortization expense	27,708	21,437	54,951	42,303
Less share-based compensation expense	1,593	763	2,853	1,748
Less (plus) minority interest	946	(24)	1,922	(11)
Consolidated operating income	14,045	19,444	23,759	32,014
Less other expense, net	10,430	8,636	18,281	16,937
Consolidated income before income tax expense	$3,615	10,808	5,478	15,077

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

On November 5, 2008, we concluded that we should restate our previously issued quarterly results for the quarter ended June 30, 2008 to correct the error described below.  The corrections made as part of the restatement of our results of operations for the three and six months ended June 30, 2008 follow:

·
We increased depreciation expense $4.0 million and $8.5 million for the three and six months ended June 30, 2008, respectively, to correct depreciation expense for a failure to change the estimated useful life of certain assets that were expected to be decommissioned at or near the end of 2008.  The assets should have been depreciated over the remaining period they were expected to be used;

·
We decreased minority interest expense $920,000 and $1.9 million for the three and six months ended June 30, 2008, respectively, to record the minority interest portion of the correction described above, and;

·	We decreased income tax expense $1.4 million and $2.8 million for the three and six months ended June 30, 2008, respectively, to record the income tax effect of the corrections described above.

The impact of the restatement as described above for the period presented is as follows (amounts in thousands, except per share amounts):

	June 30, 2008
Consolidated Condensed Balance Sheet	As previously reported[1]	Adjustments	As restated
Assets
Total current assets	$225,213	---	225,213

Property and equipment in service, net of depreciation	692,561	(8,462)	684,099
Construction in progress	115,809	---	115,809
Net property and equipment	808,370	(8,462)	799,908

Total other assets	301,174	---	301,174
Total assets	$1,334,757	(8,462)	1,326,295

Liabilities, Minority Interest, and Stockholders' Equity
Total current liabilities	117,772	---	117,772

Long-term debt	702,952	---	702,952

Obligations under capital leases, excluding current maturities	96,254	---	96,254
Obligation under capital lease due to related party, excluding current maturity	1,864	---	1,864
Deferred income taxes	89,315	(2,750)	86,565
Long-term deferred revenue	37,738	---	37,738
Other liabilities	19,766	---	19,766
Total liabilities	1,065,661	(2,750)	1,062,911

Minority interest	6,502	(1,946)	4,556

Stockholders’ equity:
Class A common stock	150,706	---	150,706
Class B common stock	2,750	---	2,750
Less cost of Class A and Class B common shares held in treasury	(3,422)	---	(3,422
Paid-in capital	23,522	---	23,522
Retained earnings	89,038	(3,766)	85,272
Total stockholders’ equity	262,594	(3,766)	258,828
Total liabilities, minority interest, and stockholders’ equity	1,334,757	(8,462)	1,326,295

1 As reported on Form 10-Q for the quarter ended June 30, 2008

	Three Months Ended June 30, 2008
	As previously reported[1]	Adjustments	As restated
Revenues	$142,461	---	142,461

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	52,448	---	52,448
Selling, general and administrative expenses	48,260	---	48,260
Depreciation and amortization expense	23,707	4,001	27,708
Operating income	18,046	(4,001)	14,045

Other income (expense):
Interest expense	(10,899)	---	(10,899)
Loan and senior note fees	(879)	---	(879)
Interest income	402	---	402
Minority interest	26	920	946
Other expense, net	(11,350)	920	(10,430)

Income before income tax expense	6,696	(3,081)	3,615

Income tax expense	3,191	(1,408)	1,783

Net income	$3,505	(1,673)	1,832

Basic net income per common share	$0.07	(0.03)	0.04

Diluted net income per common share	$0.07	(0.04)	0.03

1 As reported on Form 10-Q for the quarter ended June 30, 2008

	Six Months Ended June 30, 2008
	As previously reported[1]	Adjustments	As restated
Revenues	$277,135	---	277,135

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	103,759	---	103,759
Selling, general and administrative expenses	94,666	---	94,666
Depreciation and amortization expense	46,489	8,462	54,951
Operating income	32,221	(8,462)	23,759

Other income (expense):
Interest expense	(19,584)	---	(19,584)
Loan and senior note fees	(1,102)	---	(1,102)
Interest income	483	---	483
Minority interest	(24)	1,946	1,922
Other expense, net	(20,227)	1,946	(18,281)

Income before income tax expense	11,994	(6,516)	5,478

Income tax expense	5,960	(2,750)	3,210

Net income	$6,034	(3,766)	2,268

Basic net income per common share	$0.12	(0.08)	0.04

Diluted net income per common share	$0.11	(0.07)	0.04

Cash provided by operating activities	$109,457	---	109,457
Cash used in investing activities	(155,977)	---	(155,977)
Cash used in financing activities	129,149	---	129,149

1 As reported on Form 10-Q for the quarter ended June 30, 2008

On June 11, 2008, we filed a Form 10K/A (Amendment No. 2) with the SEC to reflect the restatement of our summary of unaudited quarterly results of operations for the year ended December 31, 2007. We made the following corrections as part of the restatement of our results of operations for the three and six months ended June 30, 2007:

·
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

·
We decreased interest expense $384,000 and $766,000 for the three and six months ended June 30, 2007, respectively, to correct an interest capitalization error on certain assets.  Our capitalized interest policy was too restrictive and resulted in no interest capitalization on certain qualifying capital expenditures.  Our capitalized interest policy now conforms to GAAP;

·	We increased depreciation expense $322,000 and $644,000 for the three and six months ended June 30, 2007, respectively, due to the recognition of depreciation on additional capitalized interest;
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

·	We increased income tax expense $799,000 and $1.5 million for the three and six months ended June 30, 2007, respectively, to record the income tax effect of the corrections described above.

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

1 As reported on Form 10-Q for the six months ended June 30, 2007

All adjustments noted above have been included in the amounts for the three and six months end June 30, 2008 and 2007 shown in Management's Discussion and Analysis.

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

On May 1, 2008, the FCC issued an order adopting the recommendation of the Joint Board to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions will be provided some relief.  The USF cap will be in place until the FCC takes action on proposals for long-

term reform.  The FCC and the Universal Service Administrative Company are each considering issues related to the interpretation and implementation of the limited exception from the cap, which may materially affect the scope and extent to which eligible entities may avail themselves of the exception, as well as the timing for eligible entities to exercise the exception.

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

Results of Operations
The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage			Percentage
	Three Months Ended		Change [1]	Six Months Ended		Change [1]
	June 30,		2008	June 30,		2008
	2008	2007	vs. 2007	2008	2007	vs. 2007
(Unaudited)
Statements of Operations Data:
Revenues:
Consumer segment	43.6%	42.4%	12.7%	44.5%	42.7%	13.6%
Network Access segment	29.4%	32.0%	0.7%	29.3%	32.1%	(0.7%)
Commercial segment	19.3%	20.2%	4.8%	19.5%	19.8%	7.3%
Managed Broadband segment	6.4%	5.4%	31.4%	6.0%	5.4%	20.0%
Regulated Operations segment	1.3%	NA	NA	0.7%	NA	NA
Total revenues	100.0%	100.0%	9.7%	100.0%	100.0%	8.7%
Selling, general and administrative expenses	33.9%	33.4%	11.1%	34.2%	34.1%	8.8%
Depreciation and amortization expense	19.5%	16.5%	29.3%	19.8%	16.6%	29.9%
Operating income	9.9%	15.0%	(27.8%)	8.6%	12.6%	(25.8%)
Other expense, net	7.3%	6.7%	20.8%	6.6%	6.6%	7.9%
Income before income taxes	2.5%	8.3%	(66.6%)	2.0%	5.9%	(63.7%)
Net income	1.3%	4.6%	(69.0%)	0.8%	3.2%	(72.4%)

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

Consumer segment Cost of Goods Sold represented 45.2% of second quarter of 2008 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold in the second quarter of 2008 and the second quarter of 2007 are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2008	2007	Change
Voice	$4,682	5,112	(8.4%)
Video	9,936	8,931	11.3%
Data	1,877	1,282	46.4%
Wireless	7,194	7,050	2.0%
Total Consumer segment Cost of Goods Sold	$23,689	22,375	5.9%

Consumer segment EBITDAS, representing 30.3% of second quarter of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	Second Quarter of		Percentage
	2008	2007	Change
Consumer segment EBITDAS	$13,423	10,965	22.4%

Selected key performance indicators for our Consumer segment follow:

	June 30,		Percentage
	2008	2007	Change
Voice:
Long-distance subscribers[1]	89,800	90,500	(0.8%)
Long-distance minutes carried (in millions)	32.0	33.6	(4.8%)
Total local access lines in service[2]	78,100	68,400	14.2%
Local access lines in service on GCI facilities[2]	60,500	41,800	44.7%

Video:
Basic subscribers[3]	130,300	124,700	4.5%
Digital programming tier subscribers[4]	68,200	61,000	11.8%
HD/DVR converter boxes[5]	56,900	40,200	41.5%
Homes passed	226,900	221,100	2.6%
Average monthly gross revenue per subscriber[6]	$65.86	$63.79	3.2%

Data:
Cable modem subscribers[7]	91,000	82,600	10.2%

Wireless:
Wireless lines in service[8]	77,000	62,900	22.4%
Average monthly gross revenue per subscriber[9]	$57.39	$55.25	3.9%

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

The increase in video revenue is primarily due to the following:

·	A 5.0% increase in programming services revenue to $20.6 million primarily resulting from an increase in basic and digital programming tier subscribers, and
·	A 19.5% increase in equipment rental revenue to $4.7 million primarily resulting from our customers’ increased use of digital distribution technology.

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

Network Access segment Cost of Goods Sold represented 22.0% of second quarter of 2008 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold in the second quarter of 2008 and the second quarter of 2007 are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2008	2007	Change
Voice	$8,226	6,363	29.3%
Data	2,830	2,185	29.5%
Wireless	473	174	171.8%
Total Network Access segment Cost of Goods Sold	$11,529	8,722	32.2%

Network Access segment EBITDAS, representing 48.9% of second quarter of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	Second Quarter of		Percentage
	2008	2007	Change
Network Access segment EBITDAS	$21,676	23,543	(7.9%)

Selected key performance indicators for our Network Access segment follow:

	June 30,		Percentage
	2008	2007	Change
Voice:
Long-distance minutes carried (in millions)	326.2	317.7	2.7%

Data:
Internet service provider access lines in service[1]	2,000	2,600	(23.1%)

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

Commercial segment Cost of Goods Sold represented 26.5% of second quarter of 2008 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold in the second quarter of 2008 and the second quarter of 2007 are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2008	2007	Change
Voice	$4,809	4,823	(0.3%)
Video	382	421	(9.3%)
Data	7,481	5,972	25.3%
Wireless	1,240	1,041	19.1%
Total Commercial segment Cost of Goods Sold	$13,912	12,257	13.5%

Commercial segment EBITDAS, representing 12.9% of second quarter of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	Second Quarter of
	2008	2007	Percentage Change
Commercial segment EBITDAS	$5,696	4,996	14.0%

Selected key performance indicators for our Commercial segment follow:

	June 30,		Percentage
	2008	2007	Change
Voice:
Long-distance subscribers[1]	10,400	11,100	(6.3%)
Long-distance minutes carried (in millions)	32.9	34.1	(3.5%)
Total local access lines in service[2]	45,400	42,900	5.8%
Local access lines in service on GCI facilities [2]	16,600	10,700	55.1%

Data:
Cable modem subscribers[3]	9,000	8,100	11.1%

Wireless:
Wireless lines in service[4]	7,100	6,700	6.0%

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

Managed Broadband Segment Overview
Managed Broadband segment revenue represented 6.4% of second quarter of 2008 consolidated revenues, Cost of Goods Sold represented 5.8% of second quarter of 2008 consolidated Cost of Goods Sold and EBITDAS represented 7.1% of second quarter of 2008 consolidated EBITDAS. The Managed Broadband segment includes data services only.

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

Depreciation and Amortization Expense
Depreciation and amortization expense increased 29.3% to $27.7 million in the second quarter of 2008. The increase is primarily due to our $113.3 million investment in equipment and facilities placed into service during the 2007 year for which a full year of depreciation will be recorded in the 2008 year, the $67.1 million investment in equipment and facilities placed into service during the six months ended June 30, 2008 for which a partial year of depreciation will be recorded in the 2008 year, and a $4.0 million depreciation charge in 2008 to change the estimated useful life of certain assets that are expected to be decommissioned at or near the end of 2008.

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

Other Expense, Net
Other expense, net of other income, increased 20.8% to $10.4 million in the second quarter of 2008 due to the following:

·
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

·	In the second quarter of 2008, we modified our existing Senior Credit Facility resulting in $1.2 million of other third party costs and bank fees incurred.

The increase was partially offset by a decrease of minority interest expense of $970,000.

Income Tax Expense
Income tax expense totaled $1.8 million and $4.9 million in the second quarters of 2008 and 2007, respectively. Our effective income tax rate decreased from 45.2% in the second quarter of 2007 to 49.3% in the second quarter of 2008 due primarily to lower forecasted pre-tax net income for the year ended December 31, 2008, without a comparable decrease in non-deductible items.

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

Consumer segment Cost of Goods Sold represented 46.6% of 2008 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$9,735	10,176	(4.3%)
Video	19,866	17,790	11.7%
Data	3,703	2,551	45.2%
Wireless	15,087	13,815	9.2%
Total Consumer segment Cost of Goods Sold	$48,391	44,332	9.2%

Consumer segment EBITDAS, representing 30.8% of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	2008	2007	Percentage Change
Consumer segment EBITDAS	$25,677	20,923	22.7%

Selected key performance indicators for our Consumer segment follow:

	June 30,		Percentage
	2008	2007	Change
Voice:
Long-distance minutes carried (in millions)	65.6	67.8	(3.2%)

Video:
Average monthly gross revenue per subscriber[1]	$66.19	$63.76	3.8%

Wireless:
Average monthly gross revenue per subscriber[2]	$58.25	$54.59	6.7%

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

The increase in video revenue is primarily due to the following:

·	A 5.7% increase in programming services revenue to $41.2 million primarily resulting from an increase in basic and digital programming tier subscribers, and
·	A 19.3% increase in equipment rental revenue to $9.3 million primarily resulting from our customers’ increased use of digital distribution technology.

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

Network Access segment Cost of Goods Sold represented 21.0% of 2008 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$15,533	13,953	11.3%
Data	5,556	5,615	(1.0%)
Wireless	694	393	76.6%
Total Network Access segment Cost of Goods Sold	$21,783	19,961	8.9%

Network Access segment EBITDAS, representing 50.1% of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	2008	2007	Percentage Change
Network Access segment EBITDAS	$41,813	43,308	(3.5%)

Selected key performance indicators for our Network Access segment follow:

			Percentage
	2008	2007	Change
Voice:
Long-distance minutes carried (in millions)	640.8	633.5	1.2%

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

Commercial segment Cost of Goods Sold represented 27.0% of 2008 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$9,738	9,746	(0.2%)
Video	770	824	(6.6%)
Data	15,061	12,011	25.4%
Wireless	2,414	1,944	24.2%
Total Commercial segment Cost of Goods Sold	$27,983	24,525	14.1%

Commercial segment EBITDAS, representing 12.0% of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	2008	2007	Percentage Change
Commercial segment EBITDAS	$10,021	8,075	24.1%

Selected key performance indicators for our Commercial segment follow:

			Percentage
	2008	2007	Change
Voice:
Long-distance minutes carried (in millions)	65.7	67.1	(2.1%)

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

Managed Broadband Segment Overview
Managed Broadband segment revenue represented 6.0% of 2008 consolidated revenues, Cost of Goods Sold represented 5.1% of 2008 consolidated Cost of Goods Sold and EBITDAS represented 6.7% of consolidated EBITDAS. The Managed Broadband segment includes data services only.

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

Regulated Operations Segment EBITDAS
Regulated Operations segment EBITDAS totaled $359,000 in 2008.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 8.8% to $94.7 million in 2008 primarily due to the following:
·	A $2.9 million increase in labor costs,
·	A $818,000 increase in our facilities leases primarily related to our wireless facilities expansion,
·	A $752,000 increase in our share-based compensation expense partially off-set by changes in the fair value of our share-based liability in 2008,
·	$715,000 in additional expense resulting from our June 1, 2008, acquisition of UUI and Unicom, and
·	A $622,000 increase in our company-wide success sharing bonus accrual.

The increases described above are partially offset by a $576,000 decrease in bad debt expense primarily due to improvements in our collections of consumer accounts receivable.

As a percentage of total revenues, selling, general and administrative expenses increased to 34.2% in 2008 from 34.1% in 2007.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 29.9% to $55.0 million in 2008. The increase is primarily due to our $113.3 million investment in equipment and facilities placed into service during the 2007 year for which a full year of depreciation will be recorded in the 2008 year, the $67.1 million investment in equipment and facilities placed into service during the six months ended June 30, 2008 for which a partial year of depreciation will be recorded in the 2008 year, and a $8.5 million depreciation charge in 2008 to change the estimated useful life of certain assets that are expected to be decommissioned at or near the end of 2008.

Effective January 1, 2008 we prospectively changed our accounting policy for recording depreciation on our property and equipment placed in service. For assets placed in service on or after January 1, 2008 we are using a mid-month convention to recognize depreciation expense. Previous to this change we used the half-year convention to recognize depreciation expense in the year an asset was placed in service, regardless of the month the property and equipment was placed in service. We believe the mid-month convention is preferable because it results in more precise recognition of depreciation expense over the estimated useful life of the asset. No retroactive adjustment has been made. As a result of this accounting change, our reported amount of depreciation expense has increased $562,000, our reported operating income has decreased $562,000, and our reported net income has decreased $289,000

Other Expense, Net
Other expense, net of other income, increased 7.9% to $18.3 million in 2008 due to the following:
·
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

·	In 2008 we modified our existing Senior Credit Facility resulting in $1.2 million of other third party costs and bank fees incurred.

The increase was partially offset by a decrease in minority interest expense of $1.9 million.

Income Tax Expense
Income tax expense totaled $3.2 million and $6.9 million in 2008 and 2007, respectively. Our effective income tax rate increased from 45.5% in 2007 to 58.6% in 2008 due primarily to lower forecasted pre-tax net income for the year ended December 31, 2008, without a comparable decrease in non-deductible items.

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

Subsequent to June 30, 2008, we determined the internal control over financial reporting at Alaska DigiTel, which was excluded from our most recent annual evaluation of internal control over financial reporting, does not include activities adequate to timely identify changes in financial reporting risks, monitor the continued effectiveness of controls, and does not include staff with adequate technical expertise to ensure that policies and procedures necessary for reliable interim and annual financial statements are selected and applied. These control deficiencies in our Alaska DigiTel business represent material weaknesses in our internal control over financial reporting and lead to the failure to timely identify and respond to triggering events which necessitated a change in useful life of depreciable assets to ensure reporting in accordance with GAAP. These material weaknesses also led to errors in our interim financial reporting which were corrected through the restatement of our interim financial information.  We have made progress towards remediation with the acquisition of the minority interest on August 18, 2008, which gave us 100% ownership and control over this subsidiary.  Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon their approval of our initial acquisition completed in January 2007.  During the fourth quarter of 2008 we intend to make progress towards integrating Alaska DigiTel into our financial reporting process by replacing the accounting management with GCI accounting management.  During the first quarter of 2009 we will integrate Alaska DigiTel’s accounting process into our general ledger system.  Additionally, Alaska DigiTel will become subject to the improvements we anticipate in addressing the material weakness described above the remediation of which will strengthen our selection and application of accounting policies in accordance with GAAP.

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

·
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