Form 10-Q
period 2008-09-30
GENERAL COMMUNICATION INC
filed 2008-11-21
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer", "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

The number of shares outstanding of the registrant's classes of common stock as of October 31, 2008 was:
50,017,060 shares of Class A common stock; and
3,203,599 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2008 (unaudited)
	and December 31, 2007	4

	Consolidated Income Statement for the three and nine months ended
	September 30, 2008 (unaudited) and 2007 (as restated, unaudited)	6

	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2008 (unaudited) and 2007 (as restated, unaudited)	7

	Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	58

Part II. OTHER INFORMATION

Item 1A.	Risk Factors	60

Item 6.	Exhibits	61

Other items are omitted, as they are not applicable.

SIGNATURES		62

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	(Unaudited)
	September 30,	December 31,
ASSETS	2008	2007

Current assets:
Cash and cash equivalents	$32,408	13,074

Receivables	111,166	97,913
Less allowance for doubtful receivables	1,946	1,657
Net receivables	109,220	96,256

Deferred income taxes	6,773	5,734
Investment securities	5,276	---
Inventories	5,266	2,541
Prepaid expenses	5,255	5,356
Other current assets	713	717
Total current assets	164,911	123,678

Property and equipment in service, net of depreciation	738,274	504,273
Construction in progress	100,657	69,409
Net property and equipment	838,931	573,682

Cable certificates	191,565	191,565
Goodwill	63,502	42,181
Wireless licenses	26,007	25,757
Other intangible assets, net of amortization	20,419	11,769
Deferred loan and senior notes costs, net of amortization	6,388	6,202
Other assets	11,594	9,399
Total other assets	319,475	286,873
Total assets	$1,323,317	984,233

See accompanying notes to interim consolidated financial statements.

                                                                                                   (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

(Amounts in thousands)	(Unaudited)
	September 30,	December 31,
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY	2008	2007

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$13,792	2,375
Accounts payable	51,831	35,747
Deferred revenue	21,181	16,600
Accrued payroll and payroll related obligations	18,542	16,329
Accrued liabilities	11,174	7,536
Accrued interest	2,977	8,927
Subscriber deposits	1,143	877
Total current liabilities	120,640	88,391

Long-term debt	703,390	536,115
Obligations under capital leases, excluding current maturities	95,151	2,290
Obligation under capital lease due to related party, excluding current maturity	1,866	469
Deferred income taxes	88,472	84,294
Long-term deferred revenue	37,117	845
Other liabilities	15,579	12,396
Total liabilities	1,062,215	724,800

Minority interest	---	6,478

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 49,974 and 50,437 shares at September 30, 2008 and December 31, 2007, respectively; outstanding 49,505 and 49,425 shares at September 30, 2008 and December 31, 2007, respectively	150,935	155,980
Class B. Authorized 10,000 shares; issued 3,247 and 3,257 shares at September 30, 2008 and December 31, 2007, respectively; outstanding 3,245 and 3,255 shares at September 30, 2008 and December 31, 2007, respectively; convertible on a share-per-share basis into Class A common stock	2,742	2,751
Less cost of 471 and 473 Class A and Class B common shares held in treasury at September 30, 2008 and December 31, 2007, respectively	(3,423)	(3,448)
Paid-in capital	25,310	20,132
Retained earnings	85,538	77,540
Total stockholders’ equity	261,102	252,955
Total liabilities, minority interest, and stockholders’ equity	$1,323,317	984,233

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2008	(as restated) 2007	2008	(as restated) 2007
Revenues	$151,660	134,090	428,795	389,011

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	50,401	52,213	154,160	145,782
Selling, general and administrative expenses	56,410	44,735	151,076	131,770
Depreciation and amortization expense	28,869	21,970	83,820	64,273
Operating income	15,980	15,172	39,739	47,186

Other income (expense):
Interest expense	(13,693)	(8,620)	(33,277)	(25,495)
Loan and senior note fees	(441)	(751)	(1,543)	(1,147)
Interest income	386	82	869	427
Minority interest	(419)	37	1,503	26
Other expense, net	(14,167)	(9,252)	(32,448)	(26,189)

Income before income tax expense	1,813	5,920	7,291	20,997

Income tax expense	1,548	2,964	4,758	9,817

Net income	$265	2,956	2,533	11,180

Basic net income per common share	$0.01	0.06	0.05	0.21

Diluted net income per common share	$0.00	0.05	0.05	0.19

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

(Amounts in thousands)	2008	(as restated) 2007
Cash flows from operating activities:
Net income	$2,533	11,180
Adjustments to reconcile net income to net cash provided by operating activities (net of effects of acquisitions):
Depreciation and amortization expense	83,820	64,273
Deferred income tax expense	3,426	9,599
Share-based compensation expense	5,547	3,490
Other noncash income and expense items	4,764	6,724
Change in operating assets and liabilities, net of effect of acquisition	32,993	(19,741)
Net cash provided by operating activities	133,083	75,525

Cash flows from investing activities:
Purchases of property and equipment	(172,572)	(106,424)
Purchase of business, net of cash received	(64,945)	(19,530)
Purchases of other assets and intangible assets	(5,115)	(4,996)
Restricted cash	---	4,612
Other	---	25
Net cash used in investing activities	(242,632)	(126,313)

Cash flows from financing activities:
Borrowing on Senior Credit Facility	132,100	50,000
Repayment of debt and capital lease obligations	(3,996)	(26,655)
Issuance of long-term debt	2,161	---
Payment of debt issuance costs	(1,662)	(402)
Proceeds from common stock issuance	327	3,123
Other	(47)	(1)
Purchase of stock to be retired	---	(7,979)
Net cash provided by financing activities	128,883	18,086
Net increase (decrease) in cash and cash equivalents	19,334	(32,702)
Cash and cash equivalents at beginning of period	13,074	57,647

Cash and cash equivalents at end of period	$32,408	24,945

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

The accompanying unaudited interim consolidated financial statements include the accounts of General Communication, Inc. (“GCI”) and its subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007, filed with the SEC on June 11, 2008 as part of our annual report on Form 10-K/A (Amendment No. 2). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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
The consolidated financial statements include the consolidated accounts of GCI and its wholly-owned subsidiaries, as well as a variable interest entity in which we are the primary beneficiary as defined by Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” through August 17, 2008.  We purchased the minority interest of the variable interest entity on August 18, 2008 as further described in note 1(c).  All significant intercompany transactions between non-regulated affiliates of our company are eliminated.  Statement of Financial Accounting Standard ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" requires intercompany profit generated between regulated and non-regulated affiliates of the company not be eliminated on consolidation.  Intercompany profit on transactions with affiliates not subject to SFAS 71 has been eliminated.

(Continued)

GENERAL COMMUNICATON, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

(c)	Acquisitions
Effective June 1, 2008, we closed on our purchase of 100% of the outstanding stock of United Utilities, Inc. ("UUI") and Unicom, Inc. ("Unicom"), which were subsidiaries of United Companies, Inc. ("UCI").  UUI, together with its subsidiary, United-KUC, Inc. ("United-KUC"), provides local telephone service to 60 rural communities across Alaska.  Unicom operates DeltaNet, a long-haul broadband microwave network ringing the Yukon-Kuskokwim Delta.  We view this investment as an opportunity to expand our Managed Broadband services in rural Alaska.  The UUI acquisition was a stock purchase but we elected to treat it as an asset purchase for income tax purposes.

Effective July 1, 2008, we closed on our purchase of 100% of the ownership interests of Alaska Wireless, LLC ("Alaska Wireless"), which provides wireless and Internet services in the Dutch Harbor, Sand Point, and Akutan, Alaska areas.  We view this investment as an opportunity to expand our wireless services in the Aleutian Chain region of rural Alaska.  We consider this business combination to be immaterial to our consolidated financial statements.

We have agreed to make additional payments for UUI in each of the years 2009 through 2013 that are contingent on sequential year-over-year revenue growth for specified customers.  We are unable to reasonably estimate the amount of the contingent consideration that may be paid for either acquisition, but do not believe any amount paid will be significant.  Additionally, we have agreed to make an additional payment for Alaska Wireless in 2010 that is contingent on meeting certain financial conditions.

We recorded our business acquisitions and the acquisition of the minority interest in Alaska DigiTel based on the provisions of SFAS No. 141, "Business Combinations," and accordingly, the purchase price has been allocated based on the fair values of the assets acquired and liabilities assumed including the net assets representing the underlying minority interest of Alaska DigiTel.  In addition, the acquired companies' results of operations are included since the effective date of each acquisition.

The purchase prices for our acquisitions, net of cash received of approximately $2.1 million from UUI, are as follows (amounts in thousands):

UUI	$40,161
Alaska Wireless	$14,311
Alaska DigiTel	$10,473

On August 18, 2008, we exercised our option to acquire the remaining 18.1% of the equity interest and voting control of Alaska DigiTel, LLC ("Alaska DigiTel") for $10.5 million.  Subsequent to the acquisition of the minority interest, we own 100% of the outstanding common stock and voting control of Alaska DigiTel.  We consolidated 100% of Alaska DigiTel's assets and liabilities at fair value on January 1, 2007, when we determined that Alaska DigiTel was a variable interest entity of which we were the primary beneficiary.  Upon our acquisition of the minority interest in Alaska DigiTel on August 18, 2008, we recorded 18.1% of the change in fair value between the fair value of the assets and liabilities on January 1, 2007, and the fair value of the assets and liabilities on August 18, 2008.

We are in the process of determining the fair value of the tangible and intangible assets, therefore, the purchase price allocations for our acquisitions have not been finalized at September 30, 2008 and all assets acquired and liabilities assumed are subject to refinement.  The purchase price for our material acquisitions has been preliminarily allocated as of September 30, 2008 as follows (amounts in thousands):

	UUI	Alaska DigiTel
Current assets	$15,290	---

(Continued)

GENERAL COMMUNICATON, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Property and equipment, including construction in progress	63,167	328
Intangible assets	6,472	542
Goodwill	5,928	4,622
Other assets	2,411	---
Minority interest acquired	---	4,981
Total assets acquired	93,268	10,473
Current liabilities	4,746	---
Long-term debt, including current portion	43,614	---
Other long-term liabilities	2,653	---
Total liabilities assumed	51,013	---
Net assets acquired	$42,255	10,473

We modified the initial preliminary UUI purchase price allocation during the third quarter of 2008 by increasing current assets $830,000, decreasing property and equipment $5.0 million, decreasing intangible assets $77,000, decreasing goodwill $102,000, increasing current liabilities $294,000, increasing long-term debt $910,000, and decreasing other long-term liabilities $5.5 million for adjustments to the asset retirement obligation, adjustment to record acquired debt at fair value, adjustment to the fair value of the fixed assets and intangibles due to refinement of the appraisal. All of our acquisitions resulted in goodwill which is deductible over 15 years for income tax purposes.

The total assets of UUI, Alaska Wireless, and Alaska DigiTel were $93.6 million, $15.6 million and $82.2 million, respectively at September 30, 2008.

Revenues, from the date of acquisition, net of intercompany revenue, for our acquisitions of UUI and Alaska Wireless are allocated to our Consumer, Network Access, Managed Broadband, and Regulated Operations segments.

As a result of the acquisition of UUI, we have a new operating segment for our regulated activities.

UUI and Unicom had outstanding debt of $44.2 million at September 30, 2008 that is collateralized by substantially all of UUI's and Unicom's assets.  UUI and Unicom's creditors do not have recourse to GCI's assets.

Assuming we had completed all of our acquisitions on January 1, 2008 and 2007, our revenues, net income and basic and diluted earnings per common share ("EPS") for the three and nine months ended September 30, 2008 and 2007 would have been as follows (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Pro forma consolidated revenue	$151,660	140,638	447,961	407,516
Pro forma net income	$537	3,483	3,608	13,397

EPS:
Basic – pro forma	$0.01	0.07	0.07	0.25
Diluted – pro forma	$0.01	0.06	0.07	0.25

(Continued)

GENERAL COMMUNICATON, INC.
Notes to Interim Consolidated Financial Statements
 (Unaudited)

(d)	Regulatory Accounting and Regulation

We account for our regulated operations in accordance with the accounting principles for regulated enterprises prescribed by SFAS No. 71.  This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities.  Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years.  Our cost studies and depreciation rates for our regulated operations are subject to periodic audits that could result in reductions of revenues.  Based upon the preliminary purchase price allocation described in note 1(c), the effects of regulation for the three and nine months ended September 30, 2008 are not material to the consolidated financial statements.

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

      As an Eligible Telecommunications Carrier ("ETC"), we receive subsidies from the Universal Service Fund (“USF”) to support the provision of local access service in high-cost areas.  We accrue estimated program revenue quarterly based on current line counts, rates paid to us in prior periods, our assessment of the impact of current FCC regulations, and our assessment of the potential outcome of FCC proceedings.  Our estimated accrued revenue is subject to our judgment regarding the outcome of many variables and is subject to upward and downward adjustment in subsequent periods.  Our ability to collect our accrued USF subsidies is contingent upon continuation of the USF program and upon our eligibility to participate in that program, which is subject to change by future regulatory, legislative or judicial actions.  We will adjust revenue and the account receivable in a subsequent period if the FCC makes a program change or we assess the likelihood of such a change has increased or decreased.  The payment from the USF is generally received approximately nine months subsequent to revenue recognition.  At September 30, 2008 we have $8.5 million in account receivables related to the USF high-cost area program.

      We recognized $2.8 million of wireless revenue in July 2008 from the Universal Service Administrative Company (“USAC”) for retroactive interstate common line support at Alaska DigiTel.  Due to the uncertainty in our ability to retroactively claim reimbursement under the program, we accounted for this payment as a gain contingency and, accordingly, recognized revenue only upon receipt of payment when realization was certain.

(f)	Earnings per Share
      EPS and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended September 30,
	2008			2007 (as restated)
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Basic EPS:
Net income	$265	52,371	$0.01	$2,956	52,852	$0.06

(Continued)

GENERAL COMMUNICATON, INC.
Notes to Interim Consolidated Financial Statements
 (Unaudited)

Effect of Dilutive Securities:
Unexercised stock options	---	934	---	---	1,267	---
Unvested restricted stock awards	---	13	---	---	---	---
Diluted EPS:
Effect of share based compensation that may be settled in cash or shares	---	---	---	(147)	84	---
Net income adjusted for effect of share based compensation that may be settled in cash or shares	$265	53,318	$0.00	$2,809	54,203	$0.05

	Nine Months Ended September 30,
	2008			2007 (as restated)
	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts	Income (Num- erator)	Shares (Denom- inator)	Per-share Amounts
Basic EPS:
Net income	$2,533	52,317	$0.05	$11,180	53,103	$0.21
Effect of Dilutive Securities:
Unexercised stock options	---	647	---	---	1,415	---
Unvested restricted stock awards	---	22	---	---	---	---
Diluted EPS:
Effect of share based compensation that may be settled in cash or shares	---	---	---	(688)	93	---
Net income adjusted for effect of share based compensation that may be settled in cash or shares	$2,533	52,986	$0.05	$10,492	54,611	$0.19

Weighted average shares associated with outstanding share awards for the three and nine months ended September 30, 2008 and 2007, which have been excluded from the computations of diluted EPS, because the effect of including these share awards would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average shares associated with unexercised stock options	3,191	2,573	3,731	1,622
Weighted average shares associated with unvested restricted share awards	248	---	10	---
Effect of share-based compensation that may be settled in cash or shares	291	---	133	---

(Continued)

GENERAL COMMUNICATON, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Additionally, 376,000 weighted average shares associated with contingent awards for the three and nine months ended September 30, 2008 were excluded from the computation of diluted EPS because the contingencies of these awards have not been met at September 30, 2008.

We have not issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings when, and if, we declare dividends on our common stock and, therefore, we do not apply the two-class method of calculating EPS.

(g)	Common Stock
Following are the changes in issued common stock for the nine months ended September 30, 2008 and 2007 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2006	50,191	3,370
Class B shares converted to Class A	113	(113)
Shares issued under stock option plan	449	---
Shares issued under the Director Compensation Plan	23	---
Shares retired	(823)	---
Balances at September 30, 2007	49,953	3,257

Balances at December 31, 2007	50,437	3,257
Class B shares converted to Class A	10	(10)
Shares issued under stock option plan	52	---
Shares issued under the Director Compensation Plan	20	---
Shares retired	(540)	---
Other	(5)	---
Balances at September 30, 2008	49,974	3,247

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

Under the buyback program we had made repurchases of $68.9 million through December 31, 2007.  During the nine months ended September 30, 2008 we repurchased no shares of our Class A and B common stock. During the nine months ended September 30, 2007 we received in lieu of a cash payment on a note receivable 113,000 shares of our Class A common stock at a cost of $1.7 million.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters. The cost of the repurchased common stock is recorded in Retained Earnings on our Consolidated Balance Sheets.  All shares of our Class A common stock repurchased for retirement have been retired as of September 30, 2008.

(h)	Investment Securities
We have investment securities of $5.3 million at September 30, 2008 that are classified as trading under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Our investments consist primarily of money market funds and U.S. government securities.  Trading securities are recorded at fair value with unrealized holding gains and losses included in net income.

(Continued)

GENERAL COMMUNICATON, INC.
 Notes to Interim Consolidated Financial Statements
(Unaudited)

  (i)         Asset Retirement Obligations
       Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at September 30, 2008 and 2007 (amounts in thousands):

Balance at December 31, 2006	$3,408
Liability incurred	85
Accretion expense for the nine months ended September 30, 2007	106
Liability settled	(3)
Balance at September 30, 2007	$3,596

Balance at December 31, 2007	$4,173
Liability incurred	644
Accretion expense for the nine months ended September 30, 2008	123
Additions upon acquisition of UUI, Unicom and Alaska Wireless	803
Liability settled	(165)
Balance at September 30, 2008	$5,578

Our asset retirement obligations are included in Other Liabilities.

  (j)             Derivatives
We enter into derivative contracts to manage exposure to variability in cash flows from floating-rate financial instruments, particularly on our long-term debt instruments and credit facilities.  We do not apply hedge accounting to our derivative instruments and therefore treat these instruments as “economic hedges.”   Consistent with the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” ("SFAS No. 133") derivative instruments are accounted for at fair value as either assets or liabilities on the balance sheet.  Changes in the fair value of derivatives are recognized in earnings each reporting period.

Derivative financial instruments are subject to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  We minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates or other market variable.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

In the third quarter of 2008, we entered into two interest rate caps with a combined notional value of $180.0 million.  The initial cost of the caps was $928,000.  These derivative instruments are being used to manage the interest rate risk on our Senior Credit Facility, which is indexed to the London Interbank Offered Rate ("LIBOR").  In prior reporting periods, we did not own any derivative instruments.

The following is a summary of the derivative contracts outstanding in the balance sheet at September 30, 2008 (dollar amounts in thousands):

	Number of Contracts	Notional Value	Balance Sheet Location	Fair Value
Interest rate caps	2	$180,000	Other Assets	$409

(Continued)

GENERAL COMMUNICATON, INC.
 Notes to Interim Consolidated Financial Statements
(Unaudited)

During the three and nine months ending September 30, 2008, a loss of $519,000 relating to the fair value change on derivative instruments was reported in interest expense.  None of the outstanding derivative instruments contain credit risk contingent features.

  (k)             Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high-cost area program subsidy, share-based compensation, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, our effective tax rate, purchase price allocations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense) (“Cost of Goods Sold”), and contingencies and litigation. Actual results could differ from those estimates.

  (l)            Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our income statement.  Following are certain surcharges on a gross basis in our income statement for the three and nine months ended September 30, 2008 and 2007 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Surcharges reported gross	$1,070	1,068	3,081	3,133

  (m)          Changes in Accounting Policy
Effective January 1, 2008, we prospectively changed our accounting policy for recording depreciation on our property and equipment placed in service. For assets placed in service on or after January 1, 2008, we are using a mid-month convention to recognize depreciation expense. Previous to this change we used the half-year convention to recognize depreciation expense in the year an asset was placed in service, regardless of the month the property and equipment was placed in service. We believe the mid-month convention is preferable because it results in more precise recognition of depreciation expense over the estimated useful life of the asset. No retroactive adjustment has been made.  The following table sets forth the impact of this accounting change on depreciation and amortization expense, operating income and net income for the three and nine months ended September 30, 2008 (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Depreciation and amortization expense	$402	667
Operating income	(402)	(667)
Net income	(196)	(325)
Basic EPS	(0.01)	---
Diluted EPS	(0.01)	(0.01)

(n)	Recently Issued Accounting Pronouncements
        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (“SFAS No. 161”). This statement requires companies to provide enhanced disclosures about (a) how and why

(Continued)

GENERAL COMMUNICATON, INC.
 Notes to Interim Consolidated Financial Statements
 (Unaudited)

they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of SFAS No. 161 is not expected to have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued Statement No. 141R "Business Combinations", which replaces SFAS No. 141 "Business Combinations." This standard requires all business combinations to be accounted for under the acquisition method (previously referred to as the purchase method). Under the acquisition method, the acquirer recognizes the assets acquired, the liabilities assumed, contractual contingencies, as well as any noncontrolling interest in the acquiree at their fair values at the acquisition date. Noncontractual contingencies are recognized at the acquisition date at their fair values only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6 "Elements of Financial Statements." Transaction costs are excluded from the acquisition accounting and will be expensed as incurred. Any contingent consideration included by the acquirer as part of the purchase price must also be measured at fair value at the acquisition date and will be classified as either equity or a liability. This standard also requires a company that obtains control but acquires less than 100% of an acquiree to record 100% of the fair value of the acquiree assets, liabilities, and noncontrolling interests at the acquisition date. This standard is effective for periods beginning on or after December 15, 2008. We are currently in the process of assessing the expected impact of this standard on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements," which amends Accounting Research Bulletin No. 51 "Consolidated Financial Statements." This standard requires noncontrolling interests to be treated as a separate component of equity, but apart from the parent’s equity and not as a liability, or as an item outside of equity. This will eliminate diversity that currently exists in accounting for transactions between an entity and its noncontrolling interests. This standard also specifies that consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, and that changes in the parent’s ownership interest while it retains a controlling financial interest should be accounted for as equity transactions. This standard also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. This standard is effective for periods beginning on or after December 15, 2008. We are currently in the process of assessing the expected impact of this standard on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position ("FSP") No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” ("FSP EITF 03-6-1"). FSP EITF 03-6-1 requires that unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and included in the computation of EPS pursuant to the two-class method of SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform to this FSP. Early application is not permitted. This FSP is not anticipated to have a material impact on our EPS attributable to the common stockholders.

(Continued)

GENERAL COMMUNICATON, INC.
 Notes to Interim Consolidated Financial Statements
(Unaudited)

(o)	Restatement, Immaterial Error Correction and Reclassification
On June 11, 2008, we filed a Form 10K/A (Amendment No. 2) with the SEC to reflect the restatement of our summary of unaudited quarterly results of operations for the year ended December 31, 2007.  We made the following corrections as part of the restatement of our results of operations for the three and nine months ended September 30, 2007:

·
We decreased depreciation expense by approximately $1.2 million and $2.6 million for the three and nine months ended September 30, 2007, respectively, to correct an error in calculating depreciation in the initial year an asset is placed in service.  We originally recorded our estimated depreciation expense evenly throughout the year with periodic adjustments based upon improved estimates or actual results.  In accordance with GAAP we now initially record depreciation expense in the month an asset is placed in service.  Depreciation was improperly allocated among quarters, but the year-end total was correct.  Therefore the restatement impacts the quarterly results but not the December 31, 2007 year-end results.

Additionally we corrected the 2007 quarters for errors that have been determined to be immaterial individually and in the aggregate.  Other than interest capitalization, these immaterial errors do not impact the December 31, 2007 results.  They are as follows:

·
We decreased interest expense by approximately $422,000 and $1.2 million for the three and nine months ended September 30, 2007, respectively, to correct an interest capitalization error on certain assets.  Our capitalized interest policy was too restrictive and resulted in no interest capitalization on certain qualifying capital expenditures.  Our capitalized interest policy now conforms to GAAP;

·	We increased depreciation expense $322,000 and $966,000 for the three and nine months ended September 30, 2007, respectively, due to the recognition of depreciation on additional capitalized interest;
·
We increased revenue $141,000 and $633,000 for the three and nine months ended September 30, 2007, respectively, to correct understated revenue resulting from a configuration error in the automated interface between our unified billing system and our general ledger;

·
We increased revenue $85,000 and $343,000 for the three and nine months ended September 30, 2007, respectively, to correct revenue recognition for a majority noncontrolling interest in a subsidiary that was recognizing a certain type of revenue on a cash basis rather than an accrual basis;

·
We increased share-based compensation expense $114,000 for the three months ended September 30, 2007 and decreased share-based compensation expense $643,000 for the nine months ended September 30, 2007 to correct expense recognition timing for options that did not vest in equal increments over the vesting period;

·
We decreased depreciation expense $38,000 and $113,000 for the three and nine months ended September 30, 2007, respectively, due to a revision of the purchase price allocation of our purchase of Alaska DigiTel on January 1, 2007; and

·	We increased income tax expense $658,000 and $2.1 million for the three and nine months ended September 30, 2007, respectively, to record the income tax effect of the corrections described above.

(Continued)

GENERAL COMMUNICATON, INC.
Notes to Interim Consolidated Financial Statements
 (Unaudited)

We reclassified $4.3 million and $12.6 million of network maintenance and operations expense from selling, general and administrative expense to Cost of Goods Sold for the three and nine months ended September 30, 2007, respectively.  We believe this change in accounting more closely aligns our maintenance and operations components to the nature of expenses included in our financial statement captions, and will improve the comparability of our financial statement presentation with our industry peers.

The impact of the restatement and immaterial error correction adjustments and the reclassification as described above for the periods presented are as follows (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2007
	As previously reported[1]	Adjustments	Reclassification	As restated
Revenues	$133,864	226	---	134,090

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	47,878	---	4,335	52,213
Selling, general and administrative expenses	48,956	114	(4,335)	44,735
Depreciation and amortization expense	22,837	(867)	---	21,970
Operating income	14,193	979	---	15,172

Other income (expense):
Interest expense	(9,042)	422	---	(8,620)
Loan and senior note fees	(751)	---	---	(751)
Interest income	82	---	---	82
Minority interest	37	---	---	37
Other expense, net	(9,674)	422	---	(9,252)

Income before income tax expense	4,519	1,401	---	5,920

Income tax expense	2,306	658	---	2,964

Net income	$2,213	743	---	2,956

Basic net income per common share	$0.04	0.02	---	0.06

Diluted net income per common share	$0.04	0.01	---	0.05

1 As reported on Form 10-Q for the quarter ended September 30, 2007

	Nine Months Ended September 30, 2007
	As previously reported[1]	Adjustments	Reclassification	As restated
Revenues	$388,035	976	---	389,011

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	133,229	---	12,553	145,782
Selling, general and administrative expenses	144,966	(643)	(12,553)	131,770
Depreciation and amortization expense	66,033	(1,760)	---	64,273
Operating income	43,807	3,379	---	47,186

Other income (expense):
Interest expense	(26,683)	1,188	---	(25,495)
Loan and senior note fees	(1,147)	---	---	(1,147)
Interest income	427	---	---	427
Minority interest	26	---	---	26

(Continued)

GENERAL COMMUNICATON, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Other expense, net	(27,377)	1,188	---	(26,189)

Income before income tax expense	16,430	4,567	---	20,997

Income tax expense	7,672	2,145	---	9,817

Net income	$8,758	2,422	---	11,180

Basic net income per common share	$0.16	0.05	---	0.21

Diluted net income per common share	$0.15	0.04	---	0.19

Cash provided by operating activities	$74,337	1,188	---	75,525
Cash used in investing activities	(125,125)	(1,188)	---	(126,313)
Cash provided by financing activities	18,086	---	---	18,086

1 As reported on Form 10-Q for the nine months ended September 30, 2007

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures

Change in operating assets and liabilities, net of effect of acquisition, consists of (amounts in thousands):

Nine month period ended September 30,	2008	2007 (as restated)
Increase in accounts receivable	$(3,014)	(13,454)
Decrease in prepaid expenses	1,026	1,393
Increase in inventories	(1,759)	(314)
Net sale of investment securities	800	---
(Increase) decrease in other current assets	(118)	960
Increase (decrease) in accounts payable	(1,484)	1,041
Increase (decrease) in deferred revenues	3,668	(2,705)
Increase (decrease) in accrued payroll and payroll related obligations	1,191	(1,388)
Increase (decrease) in accrued liabilities	3,209	(548)
Decrease in accrued interest	(6,021)	(5,700)
Increase (decrease) in subscriber deposits	(35)	83
Increase in long-term deferred revenue	36,272	---
Increase (decrease) in components of other long-term liabilities	(742)	891
	$32,993	(19,741)

We paid interest, exclusive of capitalized interest, totaling $39.2 million and $32.3 million during the nine months ended September 30, 2008 and 2007, respectively.

We paid income taxes of $884,000 and $80,000 during the nine months ended September 30, 2008 and 2007, respectively.  We received income tax refunds of $0 and $213,000 during the nine months ended September 30, 2008 and 2007.

During the nine months ended September 30, 2008 and 2007, we capitalized interest of $3.5 million and $1.1 million, respectively.

(Continued)

GENERAL COMMUNICATON, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2008, we financed $98.6 million for the use of satellite transponders through a capital lease obligation.  We also financed $1.3 million in capital expenditures through the extension of a previously existing capital lease.

We received net cash of $110.6 million from the $145.0 million term loan that we obtained in May 2008. We used $30.0 million of the term loan to repay the revolver portion of our Senior Credit Facility and our loan proceeds were reduced by $2.9 million for an original issue discount and $1.6 million for bank and legal fees associated with the new term loan.

In June 2008 the Galaxy XR satellite was taken out of service resulting in the removal of the remaining $8.8 million net book value and the recognition of an $8.8 million warranty receivable.  We applied $4.8 million of the warranty receivable to offset our interest expense obligation of our capital lease and to reduce the principle amount of the capital lease with the same party during the three and nine months ended September 30, 2008, resulting in an outstanding warranty receivable of $4.0 million as of September 30, 2008.

We had $15.1 million and $6.7 million in non-cash additions to property and equipment due to unpaid purchases as of September 30, 2008 and 2007, respectively.

We had $1.5 million in non-cash additions to property and equipment during the nine months ended September 30, 2007 for buildings that were transferred from property held for sale.

We retired Class A common stock in the amount of $5.5 million and $11.3 million during the nine months ended September 30, 2008 and 2007, respectively.

In February 2007, our President and Chief Executive Officer ("CEO") tendered 113,000 shares of his GCI Class A common stock to us at $15.50 per share for a total value of $1.7 million.  The stock tender was in lieu of a cash payment on his note receivable with a related party and a note receivable with a related party issued upon stock option exercise, both of which originated in 2002.

(3)	Intangible Assets
On a preliminary basis our goodwill increased $21.3 million, customer relationships increased $4.7 million, other intangible assets increased $3.8 million, and wireless licenses increased $250,000 upon the acquisition of UUI, Unicom, Alaska Wireless, and the minority interest in Alaska DigiTel.  Goodwill and the wireless licenses are indefinite-lived assets.  The increase in other intangible assets is due to the recognition of customer relationships and contracts with a weighted average amortization period of 3.9 years.

Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Amortization expense	$1,749	908	3,829	2,666

(Continued)

GENERAL COMMUNICATON, INC.
 Notes to Interim Consolidated Financial Statements
(Unaudited)

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2008	$5,459
2009	6,264
2010	5,344
2011	2,329
2012	1,590

(4)	Long-term Debt
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

The Term Loan allows for the repurchase of our common stock under our buyback program when our total debt leverage is below 4.0 times EBITDAS. The amendment revised various financial covenants in the agreement and made conforming changes to various covenants to permit certain previously announced acquisitions.  Additionally, our loan proceeds were reduced by $2.9 million for an original issue discount.  The discount on the term loan is being amortized into interest expense using the effective interest method.

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

(Continued)

GENERAL COMMUNICATON, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Ratio (as defined) must be 1.0:1.0 or greater beginning December 31, 2009; and the Interest Coverage Ratio (as defined) must not be less than (i) 2.50:1.00 for the period beginning on May 2, 2008 and ending on September 30, 2009, and (ii) 2.75:1.00 for the period beginning October 1, 2009, and ending on August 31, 2012.

Our Senior Credit Facility, which was amended in October 2008 to allow an additional $15.0 million in capital expenditures for the year ended December 31, 2008, also limits the amount of capital expenditures, excluding acquisitions, that we can incur each year based on the following (amounts in thousands):

Year Ended:	Maximum Capital Expenditure Amount
2008	$240,000
2009	$125,000
2010	$125,000
2011 and thereafter	$100,000

If our capital expenditures for a given year are less than the maximum, the difference between the amount incurred and the maximum capital expenditure limitation may be carried over to the following year.

This transaction was a partial substantial modification of our existing Senior Credit Facility resulting in a $667,000 write-off of previously deferred loan fees during the nine months ended September 30, 2008 in our Consolidated Income Statement.  Deferred loan fees of $58,000 associated with the portion of our existing Senior Credit Facility determined not to have been substantially modified continue to be amortized over the remaining life of the Senior Credit Facility.

In connection with the Additional Incremental Term Loan, we paid bank fees and other expenses of $1.6 million during the nine months ended September 30, 2008 of which $527,000 were immediately expensed in the nine months ended September 30, 2008 and $1.1 million were deferred and are being amortized over the remaining life of the Senior Credit Facility.

We acquired long-term debt of $42.7 million upon our acquisition of UUI and Unicom effective June 1, 2008.  The long-term debt is due in monthly installments of principal based on a fixed rate amortization schedule.  The interest rates on the various loans to which this debt relates range from 2.0% to 11.25%.  Through UUI and Unicom, we have $9.9 million available for borrowing for specific capital expenditures under existing borrowing arrangements.

As of September 30, 2008, maturities of long-term debt were as follows (amounts in thousands):

Years ending December 31,
2008 (remainder of the year)	$3,100
2009	8,581
2010	8,839
2011	178,377
2012	176,599
2013 and thereafter	341,786
717,282
Less unamortized discount paid on the Senior Notes	2,631
Less unamortized discount paid on the Senior Credit Facility	2,692
Less current portion of long-term debt	9,438
Adjustment to record debt acquired from UUI at fair value	869
$703,390

(Continued)

GENERAL COMMUNICATON, INC.
Notes to Interim Consolidated Financial Statements
 (Unaudited)

(5)      Fair Value Measurements
On January 1, 2008, we partially adopted SFAS No. 157 “Fair Value Measurements,” which did not have a material impact on our consolidated financial statements. We partially adopted SFAS No. 157 due to the issuance of FSP FASB 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). SFAS No. 157 defines fair value, establishes a common framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements for assets and liabilities. SFAS No. 157 does not require additional assets or liabilities to be accounted for at fair value beyond that already required under other U.S. GAAP accounting standards. FSP No. 157-2 deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Included in the scope of FSP No. 157-2 are nonfinancial assets and liabilities acquired in business combinations and impaired assets. The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We continue to assess the deferred portion of SFAS No. 157.

In accordance with the provisions of FSP No. 157-2, we have applied the provisions of SFAS No. 157 only to our financial assets and liabilities recorded at fair value, which consist of interest rate caps. SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 were as follows (amounts in thousands):

	Observable Inputs Level 1		Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total
Assets
Derivative financial instruments	$	---	409	---	409
Total assets at fair value	$	---	409	---	409

The valuation of our derivative financial instruments are determined using mid-market quotations that are based on actual bid/ask quotations shown on reliable electronic information screens as of September 30, 2008.

(6)      Share-Based Compensation
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

(Continued)

GENERAL COMMUNICATON, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

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

   During the three and nine months ended September 30, 2008, we modified the option price of several performance based stock options as consideration for a modification of the performance target.  SFAS No. 123(R) requires that we recognize incremental compensation expense based on the difference between the fair value of the modified option as compared to the original option as of the modification date.  The modification resulted in $221,000 incremental expense that is expected to be recognized over the weighted average period of 1.7 years.

    The weighted average grant date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $3.08 per share and $3.19 per share, respectively. The total fair value of options vesting during the nine months ended September 30, 2008 and 2007 was $2.6 million and $2.9 million, respectively.

    We have recorded share-based compensation expense of $5.5 million for the nine months ended September 30, 2008, which consists of $5.4 million for employee share-based compensation expense and a $101,000 increase in the fair value of liability-classified share-based compensation.  We recorded share-based compensation expense of $3.5 million for the nine months ended September 30, 2007, which consists of $4.1 million for employee share-based compensation expense and a $589,000 decrease in the fair value of liability-classified share-based compensation. Share-based compensation expense is classified as selling, general and administrative expense in our consolidated income statement.  Unrecognized share-based compensation expense was $3.0 million relating to 388,000 restricted stock awards and $10.8 million relating to 2.7 million unvested stock options as of September 30, 2008.  We expect to recognize share-based compensation expense over a weighted average period of 2.9 years for stock options and 1.9 years for restricted stock awards.

   The following is a summary of our Stock Option Plan activity for the nine months ended September 30, 2008:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2007	6,751	$9.37

Options granted	720	$8.11
Restricted stock awards granted	43	$6.94
Exercised	(53)	$6.22
Restricted stock awards vested	(131)	$12.05
Forfeited	(125)	$10.86
Outstanding at September 30, 2008	7,205	$9.08

Available for grant at September 30, 2008	946

(Continued)

GENERAL COMMUNICATON, INC.
 Notes to Interim Consolidated Financial Statements
 (Unaudited)

    The following is a summary of activity for stock option grants that were not made pursuant to the Stock Option Plan for the nine months ended September 30, 2008:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2007 and September 30, 2008	150	$6.50

Available for grant at September 30, 2008	---

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

    The total intrinsic values, determined as of the date of exercise, of options exercised during the nine months ended September 30, 2008 and 2007 were $155,000 and $3.4 million, respectively. We received $327,000 and $3.1 million in cash from stock option exercises during the nine months ended September 30, 2008 and 2007, respectively.

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

Regulated Operations - We offer voice, data and wireless services to residential, business, and governmental customers in areas of rural Alaska.

Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are allocated to our Consumer, Network Access, Commercial, and Broadband segments using segment margin for the years ended December 31, 2007 and 2006, respectively.  Bad debt expense for the three and nine months ended September 30, 2008 and 2007 is allocated to our Consumer, Network Access, Commercial and Managed Broadband segments using a combination of specific identification and allocations based upon segment revenue for the three and nine months ended September 30, 2008 and 2007, respectively.  Corporate related expenses and bad debt expense are specifically identified for our Regulated Operations segment and therefore, are not included in the allocations.

(Continued)

GENERAL COMMUNICATON, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

We evaluate performance and allocate resources based on EBITDAS, a non-GAAP financial measure. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2007 annual report on Form 10-K/A (Amendment No. 2). Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the three and nine months ended September 30, 2008 and 2007 follows (amounts in thousands):
Three months ended September 30,	Consumer		Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2008
Revenues:
Intersegment		$33	336	1,428	---	---	1,797
External		66,485	38,778	30,166	10,293	5,938	151,660
Total revenues		$66,518	39,114	31,594	10,293	5,938	153,457
EBITDAS		$18,008	17,635	5,944	4,217	1,320	47,124

2007 (as restated)
Revenues:
Intersegment	$	---	831	1,343	---	---	2,174
External		56,795	42,657	27,269	7,369	---	134,090
Total revenues		$56,795	43,488	28,612	7,369	---	136,264
EBITDAS		$11,137	21,356	4,494	1,934	---	38,921

Nine months ended September 30,	Consumer		Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2008
Revenues:
Intersegment		$50	804	4,346	---	116	5,316
External		189,981	119,843	84,201	26,953	7,817	428,795
Total revenues		$190,031	120,647	88,547	26,953	7,933	434,111
EBITDAS		$43,685	59,448	15,965	9,832	1,679	130,609

2007 (as restated)
Revenues:
Intersegment	$	---	2,194	3,972	---	---	6,166
External		165,526	124,599	77,643	21,243	---	389,011
Total revenues		$165,526	126,793	81,615	21,243	---	395,177
EBITDAS		$32,060	64,664	12,569	5,682	---	114,975

(Continued)

GENERAL COMMUNICATON, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007 (as restated)	2008	2007 (as restated)
Reportable segment revenues	$153,457	136,264	434,111	395,177
Less intersegment revenues eliminated in consolidation	1,797	2,174	5,316	6,166
Consolidated revenues	$151,660	134,090	428,795	389,011

We evaluate performance and allocate resources based upon segment EBITDAS, a non-GAAP financial measure.  We do not measure our segments' performance or allocate resources using financial measurements other than EBITDAS, therefore, we are unable to reconcile segment EBITDAS to segment income before income taxes.  A reconciliation of consolidated reportable segment earnings from external EBITDAS to consolidated income before income taxes (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007 (as restated)	2008	2007 (as restated)
Reportable segment EBITDAS	$47,124	38,921	130,609	114,975
Less depreciation and amortization expense	28,869	21,970	83,820	64,273
Less share-based compensation expense	2,694	1,742	5,547	3,490
Less (plus) minority interest	(419)	37	1,503	26
Consolidated operating income	15,980	15,172	39,739	47,186
Less other expense, net	14,167	9,252	32,448	26,189
Consolidated income before income tax expense	$1,813	5,920	7,291	20,997

(8)	Indefeasible Right to Use (“IRU”) Capacity Sale

We entered into various IRU sales agreements for which we received cash of $33.9 million and $37.1 million during the three and nine months ended September 30, 2008, respectively.  These transactions are being accounted for as operating leases with deferred revenue to be recognized over the estimated life of the IRU agreement.  We had long-term deferred revenue of $36.6 million related to these IRU transactions at September 30, 2008.

(9)	Commitments and Contingencies

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

In the third quarter of 2008, Alaska DigiTel received a request for documents pursuant to a notification of investigation from the Office of the Inspector General of the FCC, in connection with its review Alaska DigiTel’s participation in the federal Universal Service Low Income program. The request covers the period beginning January 1, 2004 through August 31, 2008, and relates to amounts received by Alaska DigiTel and its affiliates during that period.  We intend to fully comply with this request on behalf of Alaska DigiTel and the GCI companies as affiliates.  Given the preliminary nature of this request we are unable to assess the ultimate resolution of this matter.

(Continued)

GENERAL COMMUNICATON, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

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

Universal Service and Access Charges
The USF pays subsidies to ETCs to support the provision of local access service in high-cost areas. Under FCC regulations, we have qualified as a competitive ETC in the Anchorage, Fairbanks, Juneau, MTA, Mukluk, Ketchikan, Ft. Wainwright/Eielson, and Glacier State study areas. Without ETC status, we would not qualify for USF subsidies in these areas or other rural areas where we propose to offer local access services, and our revenue for providing local access services in these areas would be materially adversely affected.

On May 1, 2008, the FCC issued an order adopting the recommendation of the Federal State Joint Board on Universal Service (“Joint Board”) to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions will be provided some relief.  The USF cap will be in place until the FCC takes action on proposals for long-term reform.  The FCC and the USAC are each considering issues related to the interpretation and implementation of the limited exception from the cap, which may materially affect the scope and extent to which eligible entities may avail themselves of the exception, as well as the timing for eligible entities to exercise the exception.

The FCC is considering reform proposals for changing the basis for USF support amounts, which, if adopted, would more likely than not result in reduced support amounts.  We cannot predict at this time the outcome of the FCC proceedings to consider USF reform proposals or their respective impacts on us.  Both these and any future regulatory, legislative, or judicial actions could affect the operation of the USF and result in a change in our revenue for providing local access services in new and existing markets and facilities-based wireless services in new markets

The FCC is also considering revising the intercarrier compensation regime, including access charges.  The FCC has actively reviewed new mechanisms for intercarrier compensation that, in some cases, could eliminate access charges entirely.  We cannot predict at this time the outcome of the FCC proceedings to consider intercarrier compensation reform proposals or their respective impacts on us, but elimination of access charges would likely have an adverse effect on our revenue and earnings.

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

The Intelsat Galaxy 18 C-band and Ku-Band transponders are being leased over an expected term of 14 years. The present value of the lease payments, excluding telemetry, tracking and command

(Continued)

GENERAL COMMUNICATON, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

services and back-up protection, is $98.6 million. We have recorded a capital lease obligation and an addition to our Property and Equipment at September 30, 2008.

In June 2008 Galaxy XR was taken out of service resulting in the removal of the remaining $8.8 million net book value and the recognition of an $8.8 million warranty receivable.  We applied $4.8 million of the warranty receivable to offset our interest expense obligation of our capital lease and to reduce the principle amount of the capital lease with the same party during the three and nine months ended September 30, 2008, resulting in an outstanding warranty receivable of $4.0 million as of September 30, 2008.

A summary of future minimum lease payments for this lease follows (amounts in thousands):

Years ending December 31:
2008	$6,510
2009	11,160
2010	11,160
2011	11,160
2012	11,160
2013 and thereafter	105,090
Total minimum lease payments	$156,240

Capital Lease Amendment

On April 8, 2008, we signed an amendment to a long-term capital lease agreement with our President and CEO and his wife for property we occupy.  The amended lease terminates on September 30, 2026.    We have increased our existing capital lease asset and liability by $1.3 million to record the extension of this capital lease.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the allowance for doubtful receivables, unbilled revenues, accrual of the USF high-cost area program subsidy, share-based compensation, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, our effective tax rate, purchase price allocations, the accrual of Cost of Goods Sold, depreciation, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

On June 11, 2008, we filed a Form 10K/A (Amendment No. 2) with the SEC to reflect the restatement of our summary of unaudited quarterly results of operations for the year ended December 31, 2007.  We made the following corrections as part of the restatement of our results of operations for the three and nine months ended September 30, 2007:

·
We decreased depreciation expense by approximately $1.2 million and $2.6 million for the three and nine months ended September 30, 2007, respectively, to correct an error in calculating depreciation in the initial year an asset is placed in service.  We originally recorded our estimated depreciation expense evenly throughout the year with periodic adjustments based upon improved estimates or actual results.  In accordance with GAAP we now initially record depreciation expense in the month an asset is placed in service.  Depreciation was improperly allocated among quarters, but the year-end total was correct.  Therefore the restatement impacts the quarterly results but not the December 31, 2007 year-end results.

Additionally we corrected the 2007 quarters for errors that have been determined to be immaterial individually and in the aggregate.  Other than interest capitalization, these immaterial errors do not impact the December 31, 2007 results.  They are as follows:

·
We decreased interest expense by approximately $422,000 and $1.2 million for the three and nine months ended September 30, 2007, respectively, to correct an interest capitalization error on certain assets.  Our capitalized interest policy was too restrictive and resulted in no interest capitalization on certain qualifying capital expenditures.  Our capitalized interest policy now conforms to GAAP;

·	We increased depreciation expense $322,000 and $966,000 for the three and nine months ended September 30, 2007, respectively, due to the recognition of depreciation on additional capitalized interest;
·
We increased revenue $141,000 and $633,000 for the three and nine months ended September 30, 2007, respectively, to correct understated revenue resulting from a configuration error in the automated interface between our unified billing system and our general ledger;

·
We increased revenue $85,000 and $343,000 for the three and nine months ended September 30, 2007, respectively, to correct revenue recognition for a majority noncontrolling interest in a subsidiary that was recognizing a certain type of revenue on a cash basis rather than an accrual basis;

·
We increased share-based compensation expense $114,000 for the three months ended September 30, 2007 and decreased share-based compensation expense $643,000 for the nine months ended September 30, 2007 to correct expense recognition timing for options that did not vest in equal increments over the vesting period;

·
We decreased depreciation expense $38,000 and $113,000 for the three and nine months ended September 30, 2007, respectively, due to a revision of the purchase price allocation of our purchase of Alaska DigiTel on January 1, 2007; and

·	We increased income tax expense $658,000 and $2.1 million for the three and nine months ended September 30, 2007, respectively, to record the income tax effect of the corrections described above.

We reclassified $4.3 million and $12.6 million of network maintenance and operations expense from selling, general and administrative expense to Cost of Goods Sold for the three and nine months ended September 30, 2007, respectively.  We believe this change in accounting more closely aligns our maintenance and operations components to the nature of expenses included in our financial statement captions, and will improve the comparability of our financial statement presentation with our industry peers.

The impact of the restatement and immaterial error correction adjustments and the reclassification as described above for the periods presented are as follows (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2007
	As previously reported[1]	Adjustments	Reclassification	As restated
Revenues	$133,864	226	---	134,090

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	47,878	---	4,335	52,213
Selling, general and administrative expenses	48,956	114	(4,335)	44,735
Depreciation and amortization expense	22,837	(867)	---	21,970
Operating income	14,193	979	---	15,172

Other income (expense):
Interest expense	(9,042)	422	---	(8,620)
Loan and senior note fees	(751)	---	---	(751)
Interest income	82	---	---	82
Minority interest	37	---	---	37
Other expense, net	(9,674)	422	---	(9,252)

Income before income tax expense	4,519	1,401	---	5,920

Income tax expense	2,306	658	---	2,964

Net income	$2,213	743	---	2,956

Basic net income per common share	$0.04	0.02	---	0.06

Diluted net income per common share	$0.04	0.01	---	0.05

1 As reported on Form 10-Q for the quarter ended September 30, 2007

	Nine Months Ended September 30, 2007
	As previously reported[1]	Adjustments	Reclassification	As restated
Revenues	$388,035	976	---	389,011

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	133,229	---	12,553	145,782
Selling, general and administrative expenses	144,966	(643)	(12,553)	131,770
Depreciation and amortization expense	66,033	(1,760)	---	64,273
Operating income	43,807	3,379	---	47,186

Other income (expense):
Interest expense	(26,683)	1,188	---	(25,495)
Loan and senior note fees	(1,147)	---	---	(1,147)

Interest income	427	---	---	427
Minority interest	26	---	---	26
Other expense, net	(27,377)	1,188	---	(26,189)

Income before income tax expense	16,430	4,567	---	20,997

Income tax expense	7,672	2,145	---	9,817

Net income	$8,758	2,422	---	11,180

Basic net income per common share	$0.16	0.05	---	0.21

Diluted net income per common share	$0.15	0.04	---	0.19

Cash provided by operating activities	$74,337	1,188	---	75,525
Cash used in investing activities	(125,125)	(1,188)	---	(126,313)
Cash provided by financing activities	18,086	---	---	18,086

1 As reported on Form 10-Q for the nine months ended September 30, 2007

All adjustments noted above have been included in the amounts for the three and nine months ended September 30, 2007 shown in Management's Discussion and Analysis.

General Overview

Through our focus on long-term results, acquisitions, and strategic capital investments, we strive to consistently grow our revenues and expand our margins. We have historically met our cash needs for operations, regular capital expenditures and maintenance capital expenditures through our cash flows from operating activities. Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities. The ongoing weakness in the national economy and credit market turmoil combined with higher energy costs continue to negatively impact consumer confidence and spending. If these trends continue, they could lead to reductions in consumer spending which could impact our revenue growth.  We believe the Alaska economy continues to perform well remaining largely unscathed by the current economic turmoil. Employment continues to grow in Alaska, mortgage foreclosure rates are the lowest in the nation and the commercial real estate market is still strong. Alaska appears to be uniquely positioned to weather recessionary pressures despite the recent steep decline in energy prices. The State of Alaska has large cash reserves that should enable it to maintain its budget for at least the next two fiscal years. This is important for Alaska’s economy as the State is the largest employer and second largest source of gross state product. Because the majority of our revenue is driven by the strength of the Alaska economy and because the Alaska economy appears positioned to weather the recessionary pressures, we don't expect the economic crisis to have a significant impact on us.

The Network Access segment provides services to other common carrier customers and the Managed Broadband segment provides services to rural school districts, hospitals and health clinics.  Effective June 1, 2008, we purchased 100% of the outstanding stock of the UUI and Unicom subsidiaries.  The financial results of the long-distance, local access and Internet services sold to consumer and commercial customers of certain of these acquired companies are reported in the Regulated Operations segment.  The financial results of the long-distance services sold to other common carrier customers and the managed broadband services components of certain of these acquired companies are included in the Network Access and Managed Broadband Services segments, respectively.  Effective July 1, 2008, we closed on our purchase of 100% of the ownership interests of Alaska Wireless whose results are included in the Consumer segment.  Following are our segments and the services and products each offers to its customers:

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

Common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to our common carrier customers by their customers. Pricing pressures, new program offerings, and market and business consolidations continue to evolve in the markets served by our other common carrier customers. If, as a result, their traffic is reduced, or if their competitors’ costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures, consistent with federal law. Additionally, disruption in the economy resulting from terrorist attacks and other attacks or acts of war and economic downturns could affect our carrier customers. We are unable to predict the effect on us of such changes or events. However, given the materiality of other common carrier revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

AT&T Mobility acquired Dobson Communications Corporation (“Dobson”), including its Alaska properties, on November 15, 2007. In December 2007 we signed an agreement with AT&T Mobility that provides for an orderly four-year transition of our wireless customers from the Dobson/AT&T network in Alaska to our wireless facilities being built in 2008 and to be substantially completed in 2010 or 2011.  The agreement requires our customers to be on our wireless network by March 31, 2009, but allows our customers to use the AT&T Mobility network for roaming during the transition period.  The four-year transition period, which expires June 30, 2012, provides us with adequate time to replace the Dobson/AT&T network in Alaska with our own wireless facilities. Under the agreement, AT&T Mobility’s obligation to purchase network services from us terminated as of July 1, 2008. AT&T Mobility provided us with a large block of wireless network usage at no charge to facilitate the transition of our customers to our facilities.  We will pay for usage in excess of that base transitional amount.  Under the previous agreement with Dobson, our margin was fixed.  Under the new agreement with AT&T Mobility, we will pay for usage in excess of the block of free minutes on a per minute basis.  The block of wireless network usage at no charge is expected to substantially reduce our wireless product Cost of Goods Sold paid to AT&T Mobility during the approximate four year period beginning June 4, 2008 and ending June 30, 2012.  We expect our wireless product Cost of Goods Sold to decrease $5.0 million to $6.0 million during the fourth quarter of 2008 as compared to the fourth quarter of 2007.

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

The primary factors that contribute to year-to-year changes in local access services revenues include the average number of subscribers to our services during a given reporting period, the average monthly rates charged for non-traffic sensitive services, the number and type of additional premium features selected, the traffic sensitive access rates charged to carriers and amounts received from the USAC.

We estimate that our September 30, 2008 and 2007 total lines in service represent a statewide market share of approximately 33% and 27%, respectively. At September 30, 2008 and 2007, 69% and 53%, respectively, of our lines, including the lines of UUI at September 30, 2008, are provided on our own facilities.

Our local access service faces competition in Anchorage, Fairbanks, and Juneau from ACS, which is the largest incumbent local exchange carrier (“ILEC”) in Alaska, and from Alascom in Anchorage for consumer services.  Alascom has received certification from the RCA to provide local access services in Fairbanks and Juneau. In the Matanuska-Susitna Valley our local access service faces competition from MTA, the ILEC in this area.  In October 2007, we began offering local access service in the Kenai-Soldotna area and face competition from ACS, the ILEC in this area.  We compete against other smaller ILECs in certain smaller communities.  We believe our approach to developing, pricing, and providing local access services and bundling different services will allow us to be competitive in providing those services.

We are continuing to expand our local access service areas and will offer services in these new areas using a combination of methods. To a large extent, we plan to use our existing fiber and coaxial cable networks to deliver local access services. Where we do not have our own facilities we may resell other carriers’ services, lease portions of an existing carrier’s network, or seek wholesale discounts.

In 2008 and 2009 we plan to continue to deploy Digital Local Phone Service ("DLPS") lines which utilize our coaxial cable facilities.  This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.

On May 1, 2008, the FCC issued an order adopting the recommendation of the Joint Board to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions will be provided some relief.  The USF cap will be in place until the FCC takes action on proposals for long-

term reform.  The FCC and the USAC are each considering issues related to the interpretation and implementation of the limited exception from the cap, which may materially affect the scope and extent to which eligible entities may avail themselves of the exception, as well as the timing for eligible entities to exercise the exception.

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

Unicom, one of the companies that we acquired effective June 1, 2008, operates DeltaNet, a long-haul broadband microwave network ringing the Yukon-Kuskokwim Delta – a region of approximately 30,000 square miles in western Alaska. DeltaNet, which is substantially complete, links more than 40 villages to Bethel, the region’s hub.  We use this facility, in addition to our other facilities, to offer our SchoolAccess®, ConnectMD® and managed video conferencing products.

Wireless Services and Products
We generate wireless services and equipment revenues from four primary sources: (1) monthly plan fees; (2) usage and roaming charges; (3) wireless Internet access; and (4) handset and accessory sales.

We offer wireless services by reselling AT&T Mobility services under the GCI brand name, using our facilities under the GCI brand name commencing November 2008, and using our facilities to sell GCI services under Alaska DigiTel’s brand name. We compete against AT&T, ACS, MTA, and resellers of those services in Anchorage and other markets. The GCI and Alaska DigiTel brands compete against each other.

In the fourth quarter of 2008, we expect to have substantially completed our Global System for Mobile Communications (“GSM”) network throughout the terrestrially served portions of Alaska including the cities of Anchorage and Fairbanks.  We expect to have substantially completed our GSM network in Juneau, Alaska in the first quarter of 2009.  Alaska DigiTel operates the Code-Division Multiple Access (“CDMA') portion of our statewide wireless platform and has expanded this network in 2008.

In October 2008 we received ETC certification in the Mukluk study area which allows us to receive universal service funding for provisioning, maintaining, and upgrading qualifying wireless services and facilities. Alaska DigiTel holds ETC certification for wireless services provided in Anchorage, Fairbanks, Juneau, MTA, Glacier State, and Fort Wainwright/Eielson study areas.

We had a distribution agreement with Dobson allowing us to resell Dobson wireless services.  For a discussion of AT&T Mobility’s acquisition of Dobson please see "Part I – Item II – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Voice Services and Products – Long Distance."

On July 1, 2008, we completed the acquisition of all of the ownership interests in Alaska Wireless for an initial acquisition payment of $14.3 million.  In addition to the initial acquisition payment, we have agreed to a contingent payment in 2010 if certain financial conditions are met.  Alaska Wireless is a GSM cellular provider and an Internet service provider serving subscribers in the Dutch Harbor, Sand Point, and Akutan, Alaska areas.  In addition to the acquisition, we entered into a management agreement with the previous owners of Alaska Wireless.  The business continues to operate under the Alaska Wireless name and the previous owners continue to manage its day-to-day operations.  The results of operations generated by Alaska Wireless are included in wireless services in our Consumer segment.

We acquired the remaining minority interest in Alaska DigiTel for a total consideration of $10.5 million effective August 18, 2008.  We now own 100% of Alaska DigiTel.  In conjunction with this acquisition we paid $1.8 million to terminate the management agreement entered into upon our acquisition of 82% of the equity interest of Alaska DigiTel in January 2007.  The termination cost is recorded in selling, general and administrative expense during the three and nine month periods ended September 30, 2008.

Results of Operations
The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage Change [1]				Percentage Change [1]
	Three Months Ended		2008		Nine Months Ended		2008
	September 30,		vs.		September 30,		vs.
	2008	2007	2007		2008	2007	2007
(Unaudited)
Statements of Operations Data:
Revenues:
Consumer segment	43.8%	42.4%	17.1%		44.3%	42.6%	14.8%
Network Access segment	25.6%	31.8%	(9.1	% )	28.0%	32.0%	(3.8%)
Commercial segment	19.9%	20.3%	10.6%		19.6%	20.0%	8.5%
Managed Broadband segment	6.8%	5.5%	39.7%		6.3%	5.4%	26.9%
Regulated Operations segment	3.9%	NA	NA		1.8%	NA	NA
Total revenues	100.0%	100.0%	13.1%		100.0%	100.0%	10.2%
Selling, general and administrative expenses	37.2%	33.4%	26.1%		35.2%	33.9%	14.7%
Depreciation and amortization expense	19.0%	16.4%	31.4%		19.6%	16.5%	30.4%
Operating income	10.5%	11.3%	5.3%		9.3%	12.1%	(15.8%)
Other expense, net	9.3%	6.9%	53.1%		7.6%	6.7%	23.9%
Income before income taxes	1.2%	4.4%	(69.4%)		1.7%	5.4%	(65.3%)
Net income	0.2%	2.2%	(91.0%)		0.6%	2.9%	(77.3%)

[1] Percentage change in underlying data.
NA – Not Applicable

Three Months Ended September 30, 2008 (“third quarter of 2008”) Compared to Three Months Ended September 30, 2007 (“third quarter of 2007”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 13.1% from $134.1 million in the third quarter of 2007 to $151.7 million in the third quarter of 2008.  Revenue increases in our Consumer, Commercial, Managed Broadband and Regulated Operations segments were partially off-set by decreased revenue in our Network Access segment.  See the discussion below for more information by segment.

Total Cost of Goods Sold decreased 3.5% from $52.2 million in the third quarter of 2007 to $50.4 million in the third quarter of 2008. Cost of Goods Sold decreases in our Consumer and Network Access segments were partially off-set by increased Cost of Goods Sold in our Commercial, Managed Broadband and Regulated Operations segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 43.8% of third quarter 2008 consolidated revenues. The components of Consumer segment revenue in the third quarter of 2008 and the third quarter of 2007 are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2008	2007	Change
Voice	$11,582	11,750	(1.4%)
Video	26,241	23,834	10.1%
Data	10,745	8,736	23.0%
Wireless	17,917	12,475	43.6%
Total Consumer segment revenue	$66,485	56,795	17.1%

Consumer segment Cost of Goods Sold represented 40.7% of third quarter of 2008 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold in the third quarter of 2008 and the third quarter of 2007 are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2008	2007	Change
Voice	$4,357	5,258	(17.9%)
Video	10,094	8,931	13.0%
Data	1,598	1,337	19.5%
Wireless	4,525	7,553	(40.1%)
Total Consumer segment Cost of Goods Sold	$20,574	23,079	(11.0%)

Consumer segment EBITDAS, representing 38.2% of third quarter of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	Third Quarter of		Percentage
	2008	2007	Change
Consumer segment EBITDAS	$18,008	11,137	61.7%

See note 7 in the accompanying notes to interim consolidated financial statements for a reconciliation of consolidated EBITDAS, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	September 30,		Percentage
	2008	2007	Change
Voice:
Long-distance subscribers[1]	89,300	89,700	(0.4%)
Long-distance minutes carried (in millions)	31.2	33.2	(6.0%)
Total local access lines in service[2]	79,200	69,500	14.0%
Local access lines in service on GCI facilities[2]	64,300	45,900	40.1%

Video:
Basic subscribers[3]	131,200	125,600	4.5%
Digital programming tier subscribers[4]	70,100	62,600	12.0%
HD/DVR converter boxes[5]	62,900	43,600	44.3%
Homes passed	227,400	222,100	2.4%
Average monthly gross revenue per subscriber[6]	$67.00	$63.44	5.6%

Data:
Cable modem subscribers[7]	92,100	84,100	9.5%

Wireless:
Wireless lines in service[8]	81,200	66,100	25.1%
Average monthly gross revenue per subscriber[9]	$55.21	$55.87	(1.2%)

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

The increase in wireless lines in service includes an increase due to the application of our wireless line count methodology to the Alaska DigiTel Commercial and Consumer subscribers.  The change moved wireless lines in service from our Commercial segment to our Consumer segment.

Consumer Segment Revenues
The decrease in voice revenue is primarily due to a $815,000 or 53.8% decrease in recognized support from the USAC primarily due to a change in our revenue accrual estimation to more precisely consider changes in FCC reimbursement and to consider uncertainties we believe may impact the amount of reimbursement we receive and decreased long-distance billable minutes carried.  The decrease is partially off-set by revenues derived from increased local access lines in service.

The increase in video revenue is primarily due to the following:

·	A 8.8% increase in programming services revenue to $21.1 million primarily resulting from an increase in basic and digital programming tier subscribers, and
·	A 19.8% increase in equipment rental revenue to $4.9 million primarily resulting from our customers’ increased use of digital distribution technology.

The increase in data revenue is primarily due to a 27.4% increase in cable modem revenue to $9.2 million. The cable modem revenue increase is primarily due to increased subscribers and their selection of more value-added premium features in the third quarter of 2008 as compared to the third quarter of 2007.

The increase in wireless revenue is primarily due to an increase in the number of wireless subscribers and receipt of $2.8 million in July 2008 from the USAC for retroactive interstate common line support at Alaska DigiTel. Due to the uncertainty in our ability to retroactively claim reimbursement under the program, we accounted for this payment as a gain contingency and, accordingly, recognized revenue only upon receipt of payment when realization was certain.

Consumer Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to cost savings resulting from the increased deployment of local access services DLPS lines on our own facilities during the last three months of 2007 and the first nine months of 2008 and decreased voice minutes carried.

The increase in video Cost of Goods Sold is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered over our HD/DVR converter boxes due to the increased number of converter boxes in service, and increased subscribers.

The decrease in wireless Cost of Goods Sold is primarily due to decreased costs due to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility as described in "Part I – Item II – Management's Discussion and Analysis of Financial Condition and Results of Operations – Voice Services and Products – Long Distance."  The decrease was partially off-set by costs associated with the increased number of wireless subscribers described above.

Consumer Segment EBITDAS
The increase in EBITDAS was primarily due to increased margin resulting from increased subscribers for most product lines in the third quarter of 2008 and reduced wireless Cost of Goods Sold as described in “Consumer Segment Cost of Goods Sold” above.  The increased margin was partially offset by an increase in the selling, general and administrative expense that was allocated to our Consumer segment primarily due to an increase in the 2007 segment margin upon which the allocation is based.

Network Access Segment Overview
Network access segment revenue represented 25.6% of third quarter of 2008 consolidated revenues. The components of Network Access segment revenue in the third quarter of 2008 and the third quarter of 2007 are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2008	2007	Change
Voice	$19,671	25,856	(23.9%)
Data	18,148	14,920	21.6%
Wireless	959	1,881	(49.0%)
Total Network Access segment revenue	$38,778	42,657	(9.1%)

Network Access segment Cost of Goods Sold represented 20.9% of third quarter of 2008 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold in the third quarter of 2008 and the third quarter of 2007 are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2008	2007	Change
Voice	$6,529	8,710	(24.7%)
Data	3,456	3,503	(1.3%)
Wireless	516	193	167.4%
Total Network Access segment Cost of Goods Sold	$10,501	12,406	(15.1%)

Network Access segment EBITDAS, representing 37.4% of third quarter of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	Third Quarter of		Percentage
	2008	2007	Change
Network Access segment EBITDAS	$17,635	21,356	(17.4%)

See note 7 in the accompanying notes to interim consolidated financial statements for a reconciliation of consolidated EBITDAS, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Network Access segment follow:

	September 30,		Percentage
	2008	2007	Change
Voice:
Long-distance minutes carried (in millions)	255.8	321.4	(20.4%)

Data:
Internet service provider access lines in service[1]	1,800	2,600	(30.8%)

1 An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues
The decrease in voice revenue is primarily due to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility as described in "Part I – Item II – Management's Discussion and Analysis of Financial Condition and

Results of Operations – Voice Services and Products – Long Distance."  The voice revenue decrease also resulted from a 8.6% decrease in our average rate per minute on billable minutes carried for our common carrier customers, the transition of voice traffic to dedicated data networks, and the decrease in voice minutes carried.  The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% rate decrease mandated by federal law which will result in annual rate decreases of 3.0%.

The increase in data revenue is primarily due to an increase in circuits sold and from other common carriers moving switched voice services to data networks.

The decrease in wireless revenue results primarily from a decrease in our rate per minute on billable minutes carried for customers roaming on our network.

Network Access Segment Cost of Goods Sold
The 24.7% decrease in voice Cost of Goods Sold is primarily due to decreased long-distance minutes carried.

Network Access Segment EBITDAS
The EBITDAS decrease was primarily due to decreased margin resulting from the decreased rate per minute on billable minutes carried for our common carrier customers.  The decreased margin was partially offset by an increase in data circuits sold in the third quarter of 2008 and a decrease in the selling, general and administrative expense allocated to our Network Access segment primarily due to a decrease in the third quarter of 2007 segment margin upon which the allocation is based.

Commercial Segment Overview
Commercial segment revenue represented 19.9% of third quarter of 2008 consolidated revenues. The components of Commercial segment revenue in the third quarter of 2008 and the third quarter of 2007 are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2008	2007	Change
Voice	$7,597	7,838	(3.1%)
Video	2,999	2,148	39.6%
Data	18,140	15,961	13.7%
Wireless	1,430	1,322	8.2%
Total Commercial segment revenue	$30,166	27,269	10.6%

Commercial segment Cost of Goods Sold represented 30.3% of third quarter of 2008 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold in the third quarter of 2008 and the third quarter of 2007 are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2008	2007	Change
Voice	$4,771	5,255	(9.1%)
Video	432	419	3.1%
Data	9,357	7,279	28.6%
Wireless	723	1,163	(37.8%)
Total Commercial segment Cost of Goods Sold	$15,283	14,116	8.3%

Commercial segment EBITDAS, representing 12.6% of third quarter of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	Third Quarter of		Percentage
	2008	2007	Change
Commercial segment EBITDAS	$5,944	4,494	32.3%

See note 7 in the accompanying notes to interim consolidated financial statements for a reconciliation of consolidated EBITDAS, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Commercial segment follow:

	September 30,		Percentage
	2008	2007	Change
Voice:
Long-distance subscribers[1]	10,200	10,800	(5.6%)
Long-distance minutes carried (in millions)	33.3	33.5	(0.6%)
Total local access lines in service[2]	46,200	42,700	8.2%
Local access lines in service on GCI facilities [2]	17,900	11,900	50.4%

Data:
Cable modem subscribers[3]	9,000	8,300	8.4%

Wireless:
Wireless lines in service[4]	6,900	7,200	(4.2%)

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

The decrease in wireless lines in service is due to the application of our wireless line count methodology to the Alaska DigiTel Commercial and Consumer subscribers.  The change moved wireless lines in service from our Commercial segment to our Consumer segment.  Commercial wireless lines in service would have increased slightly if this change had been disregarded.

Commercial Segment Revenues
The increase in video revenue is primarily due to an increase in sales of cable advertising services due to the summer Olympics programming and state and federal political advertising.

Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support. This latter category can vary significantly based on project activity.  The increase in data revenue is primarily due to a $1.4 million or 20.5% increase in managed services project revenue, and a $603,000 or 16.0% increase in Internet revenue primarily due to increased dedicated access service sales and increased enterprise data network service sales.

Commercial Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold resulted primarily from an increase in local access lines in service on GCI facilities.

The increase in data Cost of Goods Sold resulted primarily from an increase in contract labor and internal labor classified as Cost of Goods Sold due to the increase in managed services project revenue discussed above under "Commercial Segment Revenues."

Commercial Segment EBITDAS
The EBITDAS increase was primarily due to increased margin resulting from additional managed services projects, increased subscribers for most product lines in the third quarter of 2008, decreased costs due to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility, and a decrease in the selling, general and administrative expenses allocated to our Commercial segment primarily due to a decrease in the 2007 segment margin upon which the allocation is based.

Managed Broadband Segment Overview
Managed Broadband segment revenue represented 6.8% of third quarter of 2008 consolidated revenues. Cost of Goods Sold represented 5.3% of third quarter of 2008 consolidated Cost of Goods Sold and EBITDAS represented 8.9% of third quarter of 2008 consolidated EBITDAS. The Managed Broadband segment includes data services only.  See note 7 in the accompanying notes to interim consolidated financial statements for a reconciliation of consolidated EBITDAS, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Managed Broadband segment follow:

	September 30,		Percentage
	2008	2007	Change
Managed Broadband segment:
SchoolAccess® customers	54	51	5.9%
Rural health customers	52	21	147.6%

Through our June 1, 2008, acquisition of Unicom our Managed Broadband segment has added one rural health customer.

Managed Broadband Segment Revenues
Managed Broadband segment revenue increased 39.7% to $10.3 million in the third quarter of 2008.  The increase is primarily due to increased circuits purchased by our rural health and SchoolAccess® customers and revenue totaling $1.3 million from our acquisition of Unicom effective June 1, 2008.  The Rural Health customer increase from the third quarter of 2007 to the third quarter of 2008 is primarily due to the addition of numerous customers with low recurring revenues.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased 1.5% to $2.7 million in the third quarter of 2008 primarily due to costs associated with the increased revenue.

Managed Broadband Segment EBITDAS
Managed Broadband segment EBITDAS increased $2.3 million to $4.2 million in the third quarter of 2008 primarily due to an increase in the margin resulting from increased circuits sold to our rural health and SchoolAccess® customers.

Regulated Operations Segment Overview
Regulated Operations segment revenue represented 3.9% of third quarter of 2008 consolidated revenues. Cost of Goods Sold represented 2.8% of third quarter of 2008 consolidated Cost of Goods Sold and EBITDAS represented 2.8% of third quarter of 2008 consolidated EBITDAS. The Regulated Operations segment includes voice, data and wireless services.

Selected key performance indicators for our Regulated Operations segment follow:

	September 30,		Percentage
	2008	2007	Change
Voice:
Long-distance subscribers[1]	900	NA	NA
Long-distance minutes carried (in millions)	0.4	NA	NA
Total local access lines in service[2]	12,300	NA	NA

1 A long-distance subscriber is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.
2 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.
NA – Not Applicable

Regulated Operations Segment Revenues
As described above, we completed our acquisition of UUI and Unicom effective June 1, 2008.  In connection with this acquisition, we recognized revenues of $8.8 million from the acquired operations during the third quarter of 2008 with $5.9 million recorded in the Regulated Operations segment and the remaining revenues were recorded in the Network Access and Managed Broadband segments.

Regulated Operations Segment Cost of Goods Sold
In connection with our acquisition of UUI and Unicom we recognized Cost of Goods Sold of $1.9 million during the third quarter of 2008 with $1.4 million recorded in the Regulated Operations segment and the remaining Cost of Goods Sold recorded in the Network Access and Managed Broadband segments.

Regulated Operations Segment EBITDAS
Regulated Operations segment EBITDAS was $1.3 million in the third quarter of 2008.

See note 7 in the accompanying notes to interim consolidated financial statements for a reconciliation of consolidated EBITDAS, a non-GAAP financial measure, to consolidated income before income taxes.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 26.1% to $56.4 million in the third quarter of 2008 primarily due to the following:
·	A $4.8 million increase in labor costs,
·
Upon our acquisition of the remaining 18% of Alaska DigiTel we paid $1.8 million to terminate the management agreement entered into in January 2007, when we acquired 82% of the outstanding shares of Alaska DigiTel,

·	$1.6 million in additional expense resulting from our June 1, 2008, acquisition of UUI and Unicom, and
·	A $960,000 contribution expense recognized upon the gift of an IRU to the University of Alaska.

The increases described above are partially offset by a $900,000 decrease in bad debt expense primarily due to improvements in our collections of Consumer accounts receivable.

As a percentage of total revenues, selling, general and administrative expenses increased to 37.2% in the third quarter of 2008 from 33.4% in the third quarter of 2007 primarily due to an increase in expenses without a corresponding revenue increase.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 31.4% to $28.9 million in the third quarter of 2008. The increase is primarily due to our $113.3 million investment in equipment and facilities placed into service during the 2007 year for which a full year of depreciation will be recorded in the 2008 year, the $249.4 million investment in equipment and facilities placed into service during the nine months ended September 30, 2008 for which a partial year of depreciation will be recorded in the 2008 year, and a $1.4 million depreciation charge in 2008 to change the estimated useful life of certain assets that are expected to be decommissioned at or near the end of 2008.

Effective January 1, 2008, we prospectively changed our accounting policy for recording depreciation on our property and equipment placed in service. For assets placed in service on or after January 1, 2008 we are using a mid-month convention to recognize depreciation expense. Previous to this change we used the half-year convention to recognize depreciation expense in the year an asset was placed in service, regardless of the month the property and equipment was placed in service. We believe the mid-month convention is preferable because it results in more precise recognition of depreciation expense over the estimated useful life of the asset. No retroactive adjustment has been made. As a result of this accounting change, our reported amount of depreciation and amortization expense has increased $402,000, our reported operating income has decreased $402,000, and our reported net income has decreased $196,000. Our reported basic and diluted EPS decreased by $0.01 during the third quarter of 2008 from what we would have reported had we continued to use our previous accounting policy during the third quarter of 2008.

Other Expense, Net
Other expense, net of other income, increased 53.1% to $14.2 million in the third quarter of 2008 due to a $5.1 million increase in interest expense to $13.7 million in the third quarter of 2008 due to a $3.0 million increase in interest expense on our Senior Credit Facility to $6.1 million resulting from additional debt from the Additional Incremental Term Loan agreement beginning in May 2008, the increased interest rate on our Senior Credit Facility beginning May 2008, $1.8 million in additional interest expense resulting from the Galaxy 18 capital lease commencing in May 2008, and a loss of $519,000 relating to the fair value change on derivative instruments was reported in interest expense.

These increases were partially offset by a $611,000 increase in capitalized interest to $1.2 million due to increased capital expenditures subject to interest capitalization.

Income Tax Expense
Income tax expense totaled $1.5 million and $3.0 million in the third quarters of 2008 and 2007, respectively. Our effective income tax rate increased from 50.1% in the third quarter of 2007 to 85.4% in the third quarter of 2008 due primarily to lower forecasted pre-tax net income for the year ended December 31, 2008.

At September 30, 2008, we have (1) tax net operating loss carryforwards of $79.7 million that will begin expiring in 2011 if not utilized, and (2) alternative minimum tax credit carryforwards of $3.8 million available to offset regular income taxes payable in future years. We estimate that we will utilize $40.0 million to $43.0 million in net operating loss carryforwards during the year ended December 31, 2008. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

We have recorded deferred tax assets of $31.3 million associated with income tax net operating losses that were generated from 1995 to 2008, and that expire from 2011 to 2028, and with charitable contributions that were converted to net operating losses in 2006 to 2008, and that expire from 2024 to 2028.

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

Nine Months Ended September 30, 2008 (“2008”) Compared to Nine Months Ended September 30, 2007 (“2007”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 10.2% from $389.0 million in 2007 to $428.8 million in 2008.  Revenue increases in our Consumer, Commercial, Managed Broadband and Regulated Operations segments were partially off-set by decreased revenue in our Network Access segment.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 5.8% from $145.8 million in 2007 to $154.2 million in 2008. Cost of Goods Sold increases in our Consumer, Commercial, Managed Broadband and Regulated Operations segments and were partially off-set by decreased Cost of Goods Sold in our Network Access segment.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 44.3% of 2008 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$35,560	34,711	2.5%
Video	77,556	71,372	8.7%
Data	31,227	24,953	25.1%
Wireless	45,638	34,490	32.3%
Total Consumer segment revenue	$189,981	165,526	14.8%

Consumer segment Cost of Goods Sold represented 44.7% of 2008 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$14,084	15,434	(8.7%)
Video	29,960	26,721	12.1%
Data	5,301	3,887	36.4%
Wireless	19,619	21,368	(8.2%)
Total Consumer segment Cost of Goods Sold	$68,964	67,410	2.3%

Consumer segment EBITDAS, representing 33.4% of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	2008	2007	Percentage Change
Consumer segment EBITDAS	$43,685	32,060	36.3%

See note 7 in the accompanying notes to interim consolidated financial statements for a reconciliation of consolidated EBITDAS, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	September 30,		Percentage
	2008	2007	Change
Voice:
Long-distance minutes carried (in millions)	96.8	101.0	(4.2%)

Video:
Average monthly gross revenue per subscriber[1]	$66.58	$63.54	4.8%

Wireless:
Average monthly gross revenue per subscriber[2]	$56.37	$55.87	0.9%

[1] Year-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and ending of the period.
[2] Year-to-date average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and ending of the period.

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the third quarter of 2008 and the third quarter of 2007.

Consumer Segment Revenues
The increase in voice revenue is primarily due to increased local service revenues due to increased local access lines in service.  The increase is partially off-set by a $1.4 million or 30.9% decrease in recognized support from the USAC primarily due to a change in our revenue estimatation to more precisely consider changes in FCC reimbursement and to consider uncertainties we believe may impact the amount of reimbursement we receive and decreased long-distance revenue primarily resulting from fewer long-distance minutes carried.

The increase in video revenue is primarily due to the following:

·	A 6.8% increase in programming services revenue to $62.4 million primarily resulting from an increase in basic and digital programming tier subscribers, and
·	A 19.5% increase in equipment rental revenue to $14.2 million primarily resulting from our customers’ increased use of digital distribution technology.

The increase in data revenue is primarily due to a 27.7% increase in cable modem revenue to $26.7 million. The cable modem revenue increase is primarily due to increased subscribers and their selection of more value-added premium features in 2008 as compared to 2007.

The increase in wireless revenue is primarily due to an increase in the number of wireless subscribers, a $3.9 million or 177.1% increase in support from the Universal Service Program primarily due to the receipt of $2.8 million in July 2008 from the USAC for retroactive interstate common line support at Alaska DigiTel and increased wireless subscribers upon which subsidies are received.  The increase is partially off-set by a decrease in recognized support from the USAC primarily due to a change in our revenue accrual estimatation to more precisely consider changes in FCC reimbursement and to consider uncertainties we believe may impact the amount of reimbursement we receive.

Consumer Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to cost savings resulting from the increased deployment of local access service DLPS lines on our own facilities during the last three months of 2007 and the first nine months of 2008 and decreased voice minutes carried.

The increase in video Cost of Goods Sold is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered over our HD/DVR converter boxes due to the increased number of converter boxes in service, and increased subscribers.

The increase in data Cost of Goods Sold is primarily due to increased internet circuit costs due to an increased number of cable modem subscribers.

The decrease in wireless Cost of Goods Sold is primarily due to decreased expense due to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility as described in "Part I – Item II – Management's Discussion and Analysis of Financial Condition and Results of Operations – Voice Services and Products – Long Distance."  The decrease is partially offset by additional costs associated with the increased number of wireless subscribers discussed above.

Consumer Segment EBITDAS
The EBITDAS increase was primarily due to increased margin resulting from increased subscribers for most product lines in 2008.  The increased margin was partially offset by an increase in the selling, general and administrative expense that was allocated to our Consumer segment primarily due to an increase in the 2007 segment margin upon which the allocation is based.

Network Access Segment Overview
Network access segment revenue represented 28.0% of 2008 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$64,826	74,704	(13.2%)
Data	52,975	45,317	16.9%
Wireless	2,042	4,578	(55.4%)
Total Network Access segment revenue	$119,843	124,599	(3.8%)

Network Access segment Cost of Goods Sold represented 20.9% of 2008 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$22,096	22,664	(2.5%)
Data	8,979	9,118	(1.5%)
Wireless	1,210	586	106.5%
Total Network Access segment Cost of Goods Sold	$32,285	32,368	(0.3%)

Network Access segment EBITDAS, representing 45.5% of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	2008	2007	Percentage Change
Network Access segment EBITDAS	$59,448	64,664	(8.1%)

See note 7 in the accompanying notes to interim consolidated financial statements for a reconciliation of consolidated EBITDAS, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Network Access segment follow:

			Percentage
	2008	2007	Change
Voice:
Long-distance minutes carried (in millions)	896.6	954.9	(6.1%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the third quarter of 2008 and for the third quarter of 2007.

Network Access Segment Revenues
The decrease in voice revenue is primarily due to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility as described in "Part I – Item II – Management's Discussion and Analysis of Financial Condition and Results of Operations – Voice Services and Products – Long Distance."  The voice revenue decrease also resulted from a 10.5% decrease in our average rate per minute on billable minutes carried for our common carrier customers and the transition of voice traffic to dedicated data networks.  The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% rate decrease mandated by federal law which will result in annual rate decreases of 3.0%.

The increase in data revenue is primarily due to an increase in circuits sold and from other common carriers moving switched voice services to data networks.

The decrease in wireless revenue results from a decrease in our rate per minute on billable minutes carried for customers roaming on our network.

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to decreased long-distance minutes carried.  Partially offsetting this decrease is the absence of an $879,000 favorable adjustment based upon a refund for which negotiations were completed in 2007.  In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

Network Access Segment EBITDAS
The EBITDAS decrease was primarily due to decreased margin resulting from the decreased rate per minute on billable minutes carried for our common carrier customers.  The decreased margin was partially offset by an increase in data circuits sold in 2008 and a decrease in the selling, general and administrative expense allocated to our Network Access segment primarily due to a decrease in the 2007 segment margin upon which the allocation is based.

Commercial Segment Overview
Commercial segment revenue represented 19.6% of 2008 consolidated revenues. The components of Commercial segment revenue are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$22,091	23,740	(7.0%)
Video	6,968	5,918	17.7%
Data	50,933	44,476	14.5%
Wireless	4,209	3,509	20.0%
Total Commercial segment revenue	$84,201	77,643	8.5%

Commercial segment Cost of Goods Sold represented 28.1% of 2008 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$14,509	15,000	(3.3%)
Video	1,202	1,242	(3.2%)
Data	24,418	19,291	26.6%
Wireless	3,137	3,107	1.0%
Total Commercial segment Cost of Goods Sold	$43,266	38,640	12.0%

Commercial segment EBITDAS, representing 12.2% of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	2008	2007	Percentage Change
Commercial segment EBITDAS	$15,965	12,569	27.0%

See note 7 in the accompanying notes to interim consolidated financial statements for a reconciliation of consolidated EBITDAS, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Commercial segment follow:

			Percentage
	2008	2007	Change
Voice:
Long-distance minutes carried (in millions)	99.1	100.6	(1.5%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the third quarter of 2008 and for the third quarter of 2007.

Commercial Segment Revenues
The decrease in voice revenue is primarily due to decreased long-distance subscribers and decreased voice minutes carried.

The increase in video revenue is primarily due to an increase in sales of cable advertising services due to the summer Olympics programming and state and federal political advertising.

Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support. This latter category can vary significantly based on project activity.  The increase in data revenue is primarily due to a $4.8 million or 18.2% increase in managed services project revenue, a $1.9 million or 18.2% increase in Internet revenue primarily due to increased dedicated access service sales and increased enterprise data network service sales, and a non-recurring $500,000 credit issued to a customer in June 2007.

Commercial Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold resulted primarily from a reduction in the number of long-distance minutes carried and an increase in local access lines in service on GCI facilities.  The decrease is partially off-set by increased Cost of Goods Sold resulting from growth in local service lines in service which must be carried on others’ facilities.

The increase in data Cost of Goods Sold resulted primarily from an increase in contract labor and internal labor classified as Cost of Goods Sold due to the increase in managed services project revenue discussed above in "Commercial Segment Revenues".

Commercial Segment EBITDAS
The EBITDAS increase was primarily due to increased margin resulting from increased managed services projects, increased subscribers for most product lines in 2008, decreased costs due to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility, and a decrease in the selling, general and administrative expenses allocated to our Commercial segment primarily due to a decrease in the 2007 segment margin upon which the allocation is based.

Managed Broadband Segment Overview
Managed Broadband segment revenue represented 6.3% of 2008 consolidated revenues, Cost of Goods Sold represented 5.2% of 2008 consolidated Cost of Goods Sold and EBITDAS represented 7.5% of consolidated EBITDAS. The Managed Broadband segment includes data services only.  See note 7 in the accompanying notes to interim consolidated financial statements for a reconciliation of consolidated EBITDAS, a non-GAAP financial measure, to consolidated income before income taxes.

Please refer to our three-month results of operations discussion for selected key performance indicators for the third quarter of 2008 and for the third quarter of 2007.

Managed Broadband Segment Revenues
Managed Broadband segment revenue increased 26.9% to $27.0 million in 2008.  The increase is primarily due to an increased number of circuits purchased by our rural health and SchoolAccess® customers and revenue totaling $1.8 million from our acquisition of Unicom effective June 1, 2008.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased 8.0% to $8.0 million in 2008 primarily due to costs associated with the increased revenue.

Managed Broadband Segment EBITDAS
Managed Broadband segment EBITDAS increased $4.2 million to $9.8 million in 2008 primarily due to an increase in the margin resulting from increased circuits sold to our rural health and SchoolAccess® customers, EBITDAS resulting from our acquisition of Unicom, and a decrease in the selling, general and administrative expense that was allocated to our Managed Broadband segment primarily due to a decrease in the 2007 segment margin upon which the allocation is based.

Regulated Operations Segment Overview
Regulated Operations segment revenue represented 1.8% of 2008 consolidated revenues, Cost of Goods Sold represented 1.1% of 2008 consolidated Cost of Goods Sold and EBITDAS represented 1.3% of 2008 consolidated EBITDAS. The Regulated Operations segment includes voice, data and wireless services.  See note 7 in the accompanying notes to interim consolidated financial statements for a reconciliation of consolidated EBITDAS, a non-GAAP financial measure, to consolidated income before income taxes.

Please refer to our three-month results of operations discussion for selected key performance indicators for the third quarter of 2008.

Regulated Operations Segment Revenues
As described above we completed our acquisition of UUI and Unicom effective June 1, 2008.  In connection with this acquisition, we recognized revenues of $11.3 million during 2008 with $7.8 million recorded in the Regulated Operations segment and the remaining revenues recorded in the Network Access and Managed Broadband segments.

Regulated Operations Segment Cost of Goods Sold
In connection with our acquisition of UUI and Unicom, we recognized Cost of Goods Sold of $2.4 million during 2008 with $1.7 million recorded in the Regulated Operations segment and the remaining Cost of Goods Sold recorded in the Network Access and Managed Broadband segments.

Regulated Operations Segment EBITDAS
Regulated Operations segment EBITDAS totaled $1.7 million in 2008.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 14.7% to $151.1 million in 2008 primarily due to the following:
·	A $7.7 million increase in labor costs,
·	$2.4 million in additional expense resulting from our June 1, 2008, acquisition of UUI and Unicom,
·
Upon our acquisition of the remaining 18% of Alaska DigiTel we paid $1.8 million to terminate the management agreement entered into in January 2007, when we acquired 82% of the outstanding shares of Alaska DigiTel,

·	A $1.2 million increase in our share-based compensation expense,
·	A $1.3 million increase in our company-wide success sharing bonus accrual,
·	A $1.0 million increase in our facilities leases primarily related to our wireless facilities expansion, and
·	A $960,000 contribution expense recognized upon the gift of an IRU to the University of Alaska.

The increases described above are partially offset by a $1.5 million decrease in bad debt expense primarily due to improvements in our collections of consumer accounts receivable.

As a percentage of total revenues, selling, general and administrative expenses increased to 35.2% in 2008 from 33.9% in 2007 primarily due to increased expenses without a corresponding revenue increase.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 30.4% to $83.8 million in 2008. The increase is primarily due to our $113.3 million investment in equipment and facilities placed into service during the 2007 year for which a full year of depreciation will be recorded in the 2008 year, the $249.4 million investment in equipment and facilities placed into service during the nine months ended September 30, 2008 for which a partial year of depreciation will be recorded in the 2008 year, and a $9.9 million depreciation charge in 2008 to change the estimated useful life of certain assets that are expected to be decommissioned at or near the end of 2008.

Effective January 1, 2008, we prospectively changed our accounting policy for recording depreciation on our property and equipment placed in service. For assets placed in service on or after January 1, 2008, we are using a mid-month convention to recognize depreciation expense. Previous to this change, we used the half-year convention to recognize depreciation expense in the year an asset was placed in service, regardless of the month the property and equipment was placed in service. We believe the mid-month convention is preferable because it results in more precise recognition of depreciation expense over the estimated useful life of the asset. No retroactive adjustment has been made. As a result of this accounting change, our reported amount of depreciation expense has increased $667,000, our reported operating income has decreased $667,000, and our reported net income has decreased $325,000. Our reported diluted EPS decreased by $0.01 in 2008 from what we would have reported had we continued to use our previous accounting policy in 2008.

Other Expense, Net
Other expense, net of other income, increased 24.2% to $32.5 million in 2008 due to the following:
·
Our total interest expense increased $7.8 million to $33.3 million in 2008 primarily due to a $5.4 million increase in our senior credit facility interest expense to $14.5 million resulting from additional debt from the Additional Incremental Term Loan agreement beginning May 2008, the increased interest rate on our Senior Credit Facility in May 2008, $2.3 million in additional interest expense resulting from the Galaxy 18 capital lease commencing in 2008, and a loss of $519,000 relating to the fair value change on derivative instruments reported in interest expense, and

·	In 2008 we modified our existing Senior Credit Facility resulting in $1.2 million of other third party costs and bank fees.

These increases were partially offset by a $1.7 million increase in capitalized interest to $3.5 million due to increased capital expenditures subject to interest capitalization and a $1.5 million decrease to minority interest expense.

Income Tax Expense
Income tax expense totaled $4.8 million and $9.8 million in 2008 and 2007, respectively. Our effective income tax rate increased from 46.8% in 2007 to 65.3% in 2008 due primarily to lower forecasted pre-tax net income for the year ended December 31, 2008.

Multiple System Operator Operating Statistics
Our operating statistics include capital expenditures and customer information from our Consumer and Commercial segments which offer services utilizing our cable services’ facilities.

Our capital expenditures by standard reporting category in 2008 and 2007 follows (amounts in thousands):

	2008	2007
Line extensions	$27,887	46,775
Customer premise equipment	18,068	16,289
Scalable infrastructure	2,318	3,404
Upgrade/rebuild	2,195	897
Commercial	1,106	181
Support capital	896	1,092
Sub-total	52,469	68,638
Remaining reportable segments capital expenditures	120,103	37,786
	$172,572	106,424

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable service facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At September 30, 2008 and 2007 we had 131,400 and 125,200 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At September 30, 2008 and 2007 we had 322,100 and 284,500 revenue generating units, respectively.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 and 2007, are summarized as follows:

	2008	2007
Operating activities	$133,083	75,525
Investing activities	(242,632)	(126,313)
Financing activities	128,883	18,086
Net increase (decrease) in cash and cash equivalents	$19,334	(32,702)

Operating Activities
The increase in cash flows provided by operating activities is due primarily to a $36.3 million increase in long-term deferred revenue due to cash received from IRU capacity sales.

Investing Activities
The increase in cash flows used for investing activities is due primarily to 2008 expenditures of $182.0 million for property and equipment, including construction in progress, the purchase of the stock of the UUI and Unicom subsidiaries of UCI for $40.2 million, net of cash received, the purchase of the remaining minority interest in Alaska DigiTel for $10.6 million, and the purchase of the stock of Alaska Wireless for $14.3 million.

Capital Expenditures
Our expenditures for property and equipment, including construction in progress, totaled $288.5 million and $105.2 million in 2008 and 2007, respectively. The 2008 and 2007 expenditures include non-cash additions of $15.1 million and $3.1 million, respectively, for property and equipment that are accrued in accounts payable as of September 30, 2008 and 2007.  We expect our 2008 yearly expenditures for property and equipment for our core operations, including construction in progress, to total $230.0 million to $240.0 million, depending on available opportunities and the amount of cash flow we generate during the 2008 year.

Financing Activities
The increase in cash flows provided by financing activities is due primarily to a $132.1 million borrowing in 2008 on our Senior Credit Facility.

Senior Notes
At September 30, 2008 we were in compliance with all loan covenants relating to our 7.25% senior notes due 2014.

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

$145.0 million was drawn on the Additional Incremental Term Loan at the time of the debt modification.  The proceeds were used to pay down the $30.0 million outstanding under our revolving credit facility including accrued interest and to pay expenses associated with the transaction at closing with the balance deposited in our bank account. Our term loan is fully drawn and we have letters of credit outstanding totaling $4.0 million, which leaves $96.0 million available for borrowing under the revolving credit facility.  We borrowed $10.0 million under our revolving credit facility in October 2008.

The Term Loan allows for the repurchase of our common stock under our buyback program when our total debt leverage is below 4.0 times EBITDAS. The amendment revised various financial covenants in the agreement and made conforming changes to various covenants to permit certain previously announced acquisitions.  Additionally, our loan proceeds were reduced by $2.9 million for an original issue discount.  The discount on the term loan is being amortized into interest expense using the effective interest method.

This transaction was a partial substantial modification of our existing Senior Credit Facility resulting in a $667,000 write-off of previously deferred loan fees during the nine months ended September 30, 2008 in our Consolidated Income Statement.  Deferred loan fees of $58,000 associated with the portion of our existing Senior Credit Facility determined not to have been substantially modified continue to be amortized over the remaining life of the Senior Credit Facility.

In connection with the Additional Incremental Term Loan, we paid bank fees and other expenses of $1.6 million during the nine months ended September 30, 2008 of which $527,000 were immediately expensed in the nine months ended September 30, 2008 and $1.1 million were deferred and are being amortized over the remaining life of the Senior Credit Facility.

We were in compliance with all Senior Credit Facility loan covenants at September 30, 2008.

We acquired long-term debt of $42.7 million upon our acquisition of UUI and Unicom effective June 1, 2008.  The long-term debt is due in monthly installments of principal based on a fixed rate amortization schedule.  The interest rates on the various loans to which this debt relates range from 2.0% to 11.25%.  Through UUI and Unicom, we have $9.9 million available for borrowing for specific capital expenditures under existing borrowing arrangements.

As of September 30, 2008, maturities of long-term debt were as follows (amounts in thousands):

Years ending December 31,
2008 (remainder of the year)	$3,100
2009	8,581
2010	8,839
2011	178,377
2012	176,599
2013 and thereafter	341,786
717,282
Less unamortized discount paid on the Senior Notes	2,631
Less unamortized discount paid on the Senior Credit Facility	2,692
Less current portion of long-term debt	9,438
Adjustment to record debt acquired from UUI at fair value	869
$703,390

Global capital and credit markets have recently experienced increased volatility and disruption. Despite this volatility and disruption, we continue to have full access to our Senior Credit Facility.  See note 7 in the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2007 annual report on Form 10-K/A (Amendment No. 2) for a discussion of our debt.  For a discussion of our modified Senior Credit Facility, see note 4 in the accompanying "Notes to Interim Consolidated Financial Statements".

Although there can be no assurances in these difficult economic times for financial institutions, we believe that the lenders participating in our credit facilities will be willing and able to provide financing to us in accordance with their legal obligations under our credit facilities. While our short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund capital expenditures and acquisitions as opportunities arise, the current decline in the global financial markets may negatively impact our ability to access the capital markets in a timely manner and on attractive terms.

We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

Working Capital
Working capital totaled $43.8 million at September 30, 2008, a $8.6 million increase as compared to $35.3 million at December 31, 2007. The increase is primarily due to an increase in cash following the closing of the Additional Incremental Term Loan agreement and the $37.1 million in cash received from certain customers for the provision of IRU capacity in May 2008.  The increase was partially offset by an increase in accounts payable resulting from increased purchases of property and equipment at September 30, 2008.

Net receivables increased $12.5 million in 2008 primarily due to a seasonal increase in trade receivables for Managed Broadband services provided to hospitals and health clinics and trade receivables included in the acquisitions of UUI and Unicom.

Other
We entered into various IRU sales agreements for which we received cash of $37.1 million during the nine months ended September 30, 2008.  These transactions are being accounted for as operating leases with deferred revenue to be recognized over the estimated life of the IRU agreement.  We had long-term deferred revenue of $34.7 million related to these IRU transactions at September 30, 2008.

Effective June 1, 2008, we purchased the stock of the UUI and Unicom subsidiaries of UCI for $40.2 million, net of cash received.  Additionally we assumed $42.7 million in debt as part of the acquisition.  UUI together with its subsidiary, United-KUC, provides local telephone service to 62 rural Alaska communities across Alaska.  Unicom operates DeltaNet, a long-haul broadband microwave network ringing the Yukon-Kuskokwim Delta – a region of approximately 30,000 square miles in western Alaska. DeltaNet, which is substantially complete, links more than 40 villages to Bethel, the region’s hub.

On July 1, 2008, we completed the acquisition all of the interests in Alaska Wireless for an initial acquisition payment of $14.3 million.  In addition to the initial acquisition payment, we have agreed to a contingent payment in 2010 if certain financial conditions are met.  Alaska Wireless is a GSM wireless provider and an Internet service provider serving subscribers in the Dutch Harbor, Sand Point, and Akutan, Alaska areas.

On August 18, 2008, we exercised our option to acquire the remaining 18.1% of the equity interest and voting control of Alaska DigiTel for $10.5 million.

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

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(Amounts in thousands)
Long-term debt	$721,127	6,584	17,427	355,330	341,786
Interest on long-term debt	251,632	45,057	94,060	77,715	34,800
Capital lease obligations, including interest	167,401	6,947	23,300	23,400	113,754
Operating lease commitments	55,429	10,979	15,535	10,600	18,315
Purchase obligations	74,828	60,028	14,800	---	---
Other	66,500	63,500	3,000	---	---
Total contractual obligations	$1,336,917	193,095	168,122	467,045	508,655

For long-term debt included in the above table, we have included principal payments on our Senior Credit Facility and Senior Notes.  Interest on amounts outstanding under our Senior Credit Facility is based on variable rates.  We used the current rate paid in September 2008 to estimate our future interest payments.  Our Senior Notes require semi-annual interest payments of $11.6 million through February 2014.  For a discussion of our Senior Notes and Senior Credit Facility see note 7 in the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2007 annual report on Form 10-K/A (Amendment No. 2).  For a discussion of our modified Senior Credit Facility see note 4 in the accompanying "Notes to Interim Consolidated Financial Statements".

Capital lease obligations include the amended capital leases as discussed in note 9 in the accompanying "Notes to Interim Consolidated Financial Statements."  For a discussion of our capital and operating leases and purchase obligations see note 15 in the "Notes to Consolidated Financial Statements included in Part II of our December 31, 2007 annual report on Form 10-K/A (Amendment No. 2).

The "Other" line item consists of our commitments to acquire the remaining minority interest in Alaska DigiTel, UUI and Unicom, and Alaska Wireless.

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

Those policies considered to be critical accounting policies for the nine months ended September 30, 2008 are the allowance for doubtful accounts, impairment and useful lives of intangible assets, accruals for unbilled costs, and the valuation allowance for net operating loss deferred tax assets.  A complete discussion of our critical accounting policies can be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our December 31, 2007 annual report on Form 10-K/A (Amendment No. 2).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from volatility in interest rates.  We are exposed to various other types of market risk in the normal course of business.  We do not hold derivatives for trading purposes.

Our Senior Credit Facility carries interest rate risk.  Amounts borrowed under this agreement bear interest at LIBOR plus 4.25% or less depending upon our Total Leverage Ratio (as defined).  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  On July 1, 2008, we entered into an interest rate cap agreement with a two year term to limit the LIBOR rate on $180.0 million of variable interest rate debt to 4.5%.  The agreement is being accounted for as a derivative under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities."  As of September 30, 2008, we have borrowed $170.7 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $1.7 million of additional gross interest cost on an annualized basis.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined below) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation and as described below under “Changes in Internal Control over Financial Reporting” (Item 4(b)), we identified material weaknesses in our "internal control over financial reporting" (as defined in Item 4(b) below).  Because of these material weaknesses, which are in the process of being remediated as described below under “Changes in Internal Control over Financial Reporting” (Item 4(b)), our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2008, which is the end of the period covered by this report.

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

(b) Changes in Internal Control over Financial Reporting

Information technology program development and change controls over the unified billing system and the interface with the general ledger were not designed effectively. As a result, our automated interface between the unified billing system and the general ledger was not appropriately configured. In addition, our management review control over unreconciled transactions recorded in accounts receivable general ledger accounts was not designed at the level of precision necessary to detect and correct errors that could be material to annual or interim financial statements. As a result of these deficiencies, errors existed in our accounts receivable and revenues that were corrected prior to the issuance of our 2007 annual report on Form 10-K.  Although we began remediation of the material weaknesses evidenced by these deficiencies during the nine months ended September 30, 2008, we have not had sufficient time to fully implement the control changes necessary to completely remediate these material weaknesses.

Our policies and procedures to ensure that our accounting personnel are sufficiently trained on technical accounting matters did not operate effectively. More specifically, our accounting personnel did not have the necessary knowledge and training to adequately account for and disclose certain share-based compensation awards in accordance with SFAS No.123(R), Share-Based Payment. In addition, our accounting personnel lacked adequate training on the operation of certain aspects of the software used to calculate the Company’s share-based compensation expense. As a result of these deficiencies, errors existed in the Company's share-based compensation expense that were corrected prior to the issuance of our 2007 annual report on Form 10-K.  Although we began remediation of the material weaknesses evidenced by these deficiencies during the fourth quarter of 2007 and continued efforts toward remediation during the nine months ended

September 30, 2008, we have not had sufficient time to fully implement the control changes necessary to completely remediate these material weaknesses.

Our entity-level control related to the selection and application of accounting policies in accordance with GAAP was not designed effectively, and our policies and procedures for the recording of depreciation expense during interim reporting periods were not designed to ensure reporting in accordance with GAAP. These deficiencies led to errors in interim financial reporting that have been corrected through the restatement of our interim financial information described in note 1(m) in the accompanying “Notes to Interim Consolidated Financial Statements.”  Although we began to remediate these material weaknesses in June 2008, we have not had sufficient time to fully develop and implement the control changes necessary to ensure a misstatement of interim or annual financial reporting does not occur. We will continue to remediate these deficiencies in the fourth quarter of 2008 by taking the following actions:

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

In March 2008 we implemented a new online payment system.  The implementation replaced a system supported internally with a system supported by an external company and has resulted in certain changes to our processes and procedures affecting internal control over financial reporting during the nine months ended September 30, 2008.  We have committed internal and external resources to revise and document processes and related internal controls over the new system.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

All of our risk factors as disclosed in our December 31, 2007 annual report on Form 10-K/A (Amendment No. 2) remain substantially unchanged.  During the third quarter of 2008 we believe our revenues from universal service and access charges have become subject to a risk of being reduced or lost due to our assessment of the impact of current FCC regulations and the potential outcome of FCC proceedings.  Our ability to continue to receive USF subsidies is contingent upon continuation of the USF program, which is subject to change by future regulatory, legislative or judicial actions.  Based upon this assessment we have identified the following additional risk factor that may affect our business and future results:

·
Revenues from universal service and access charges may be reduced or lost.  We expect to recognize $18.0 million to $19.0 million for the year ended December 31, 2008 from local exchange network access charges. We expect to recognize $14.0 million to $15.0 million for the year ended December 31, 2008 from subsidies from the USF to support the provision of local access service in high-cost areas.   The USF pays subsidies to ETCs to support the provision of local access service in high-cost areas. Under FCC regulations, we have qualified as a competitive ETC in the Anchorage, Fairbanks, Juneau, MTA, Mukluk, Ketchikan, Ft. Wainwright/Eielson, and Glacier State study areas. Without ETC status, we would not qualify for USF subsidies in these areas or other rural areas where we propose to offer local access services, and our revenue for providing local access services in these areas would be materially adversely affected.

On May 1, 2008, the FCC issued an order adopting the recommendation of the Joint Board to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions will be provided some relief.  The USF cap will be in place until the FCC takes action on proposals for long-term reform.  The FCC and the USAC are each considering issues related to the interpretation and implementation of the limited exception from the cap, which may materially affect the scope and extent to which eligible entities may avail themselves of the exception, as well as the timing for eligible entities to exercise the exception.

The FCC is considering reform proposals for changing the basis for USF support amounts, which, if adopted, would more likely than not result in reduced support amounts.  We cannot predict at this time the outcome of the FCC proceedings to consider USF reform proposals or their respective impacts on us.  Both these and any future regulatory, legislative, or judicial actions could affect the operation of the USF and result in a change in our revenue for providing local access services in new and existing markets and facilities-based wireless services in new markets

The FCC is also considering revising the intercarrier compensation regime, including access charges.  The FCC has actively reviewed new mechanisms for intercarrier compensation that, in some cases, could eliminate access charges entirely.  We cannot predict at this time the outcome of the FCC proceedings to consider intercarrier compensation reform proposals or their respective impacts on us, but elimination of access charges would likely have an adverse effect on our revenue and earnings.  Similarly, the RCA has adopted regulations modifying intrastate access charges that may reduce our revenue.

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
10.158
Fifth Amendment to the Amended and Restated Credit Agreement dated as of October 17, 2008 by and among Holdings, Inc. the other parties thereto and Calyon New York Branch, as administrative agent, and the other Lenders party thereto

SIGNATURES

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