Form 10-K
period 2008-12-31
GENERAL COMMUNICATION INC
filed 2009-03-23
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices of such stock as of the close of trading as of the last business day of the registrant’s most recently completed fiscal quarter of June 30, 2008 was $199,624,000. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Exchange Act) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of February 27, 2009, was:
Class A common stock – 49,846,000 shares; and,
Class B common stock – 3,203,000 shares.

GENERAL COMMUNICATION, INC.
2008 ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K is for the year ending December 31, 2008. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

Glossary

We and our industry use many terms and acronyms that may not be familiar to you. To assist you in reading this document, we have provided below definitions of some of these terms.

Alaska DigiTel — Alaska DigiTel, LLC — An Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008.  Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon their approval of our initial acquisition completed in January 2007.

Alaska Wireless — Alaska Wireless Communications, LLC — An Alaska based wireless communications company based in Dutch Harbor, Alaska that we acquired on July 1, 2008.

Alaska United East — An undersea fiber optic cable system connecting Whittier, Valdez and Juneau, Alaska to Seattle, Washington, which was placed into service in February 1999.

Alaska United Southeast — An undersea fiber optic cable system connecting Ketchikan, Wrangell, Petersburg, Angoon and Sitka, Alaska to Alaska United West.

Alaska United North — A terrestrial fiber optic cable system connecting Anchorage and Fairbanks, Alaska along the Parks Highway corridor.

Alaska United West — An undersea fiber optic cable system connecting Seward, Alaska to Warrenton, Oregon which was placed into service in June 2004.

Basic Service — The basic service tier includes, at a minimum, signals of local television broadcast stations, any public, educational, and governmental programming required by the franchise to be carried on the basic tier, and any additional video programming service added to the basic tier by the cable operator.

BOC – Bell system operating companies.

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

Data Network – A communications network with restricted (controlled) access usually made up of dedicated circuits to connect customer's equipment at both ends of the line.  Does not provide any switching capability (unless supported by customer premise equipment).

DBS — Direct Broadcast Satellite — Subscription television service obtained from satellite transmissions using frequency bands that are internationally allocated to the broadcast satellite services. The major providers of DBS are currently The DirecTV Group, Inc. and EchoStar Communications Corporation (marketed as the DISH Network).

DLC — Digital Loop Carrier — A digital transmission system designed for subscriber loop plant. DLC multiplexes a plurality of circuits onto very few wires or onto a single fiber pair.

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

Equal Access — Connection provided by a LEC permitting a customer to be automatically connected to the Interexchange carrier of the customer’s choice when the customer dials “1.”  Also refers to a generic concept under which the BOC must provide access services to AT&T’s competitors that are equivalent to those provided to AT&T.

ETC — Eligible Telecommunications Carrier — A telephone service provider that has agreed to hold out service to all customers (excluding those who fail to pay for service) in the area for which the carrier is designated as an ETC. In return, the carrier is eligible for state and federal USF.

EVDO Rev A (Evolution – Data Optimized Revision A) — A digital wireless data technology offered under both our Alaska DigiTel and GCI brands to allow third generation ("3G") data speeds on cellular phones and personal computers.

FCC — Federal Communications Commission — A federal regulatory body empowered to establish and enforce rules and regulations governing public utility companies and others, such as the Company.

Frame Relay — A wideband (64 kilobits per second to 1.544 Mbps) packet-based data interface standard that transmits bursts of data over WANs. Frame-relay packets vary in length from 7 to 1024 bytes. Frame Relay is data oriented and it is generally not used for voice or video.

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

IRU — Indefeasible Rights to Use — The exclusive right to use a specified amount of capacity or fiber for a specified term.

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

Matanuska-Susitna Valley — The Matanuska and Susitna valleys are located in south-central Alaska, to the north of Anchorage, and include the communities of Palmer and Wasilla and the immediately surrounding areas.

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

SchoolAccess® — Our Internet and related services offering to schools in Alaska, and some sites in Arizona, Montana and New Mexico. The federal mandate through the 1996 Telecom Act to provide universal service resulted in schools across Alaska qualifying for varying levels of discounts to support the provision of Internet services. The USAC through its Schools and Libraries Division administers this federal program.

SDN — Software Defined Network — A switched long-distance service for very large users with multiple locations. Instead of putting together their own network, large users can get special usage rates for calls carried on regular switched long-distance lines.

SMATV — Satellite Master Antenna Television — Multichannel video programming distribution systems that serve residential, multiple-dwelling units, and various other buildings and complexes. A SMATV system typically offers the same type of programming as a cable system, and the operation of a SMATV system largely resembles that of a cable system — a satellite dish receives the programming signals, equipment processes the signals, and wires distribute the programming to individual dwelling units. The primary difference between the two is that a SMATV system typically is an unfranchised, stand-alone system that serves a single building or complex, or a small number of buildings or complexes in relatively close proximity to each other.  Also known as "private cable systems."

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

Unicom — Unicom, Inc. — An Alaska based provider of terrestrial broadband services, wireless service, and long-distance telecommunications service that we acquired on June 1, 2008.

United-KUC — United-KUC, Inc. — An Alaska based provider of local telephone service to rural Alaska that we acquired on June 1, 2008.  United-KUC is a wholly-owned subsidiary of UUI.

USAC — Universal Service Administrative Company — An independent not-for-profit corporation designated as the administrator of the federal USF by the FCC.

USF — Universal Service Fund — Programs administered by USAC for high-cost companies serving rural areas, low-income consumers, rural health care providers, and schools and libraries.

UUI — United Utilities, Inc. — An Alaska based provider of local telephone service to rural Alaska that we acquired on June 1, 2008.

VoIP — Voice over Internet Protocol — Technology that allows voice telephone service over broadband Internet connections via digital packets rather than traditional protocols.

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

1992 Cable Act — The Cable Television Consumer Protection and Competition Act of 1992.

1996 Telecom Act — The Telecommunications Act of 1996 — The 1996 Telecom Act was signed into law February 8, 1996. Under its provisions, BOCs were allowed to immediately begin manufacturing, research and development; GTE Corp. could begin providing Interexchange services through its telephone companies nationwide; laws in 27 states that foreclosed competition were pre-empted; co-carrier status for CLECs was ratified; and the physical collocation of competitors’ facilities in LECs central offices was allowed.

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

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Annual Report, but should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” or “continue” or the negative of those words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating those statements, you should specifically consider various factors, including those identified under “Risk Factors,” and elsewhere in this Annual Report. Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

Availability of Reports and Other Information

Internet users can access information about the Company and its services at http://www.gci.com/, http://www.gcinetworksolutions.com/, http://www.unicom-alaska.com/, http://www.alaskadigitel.com/, http://www.alaska-wireless.com/, and http://www.alaskaunited.com/. The Company hosts Internet services at http://www.gci.net/, broadband delivery of health services at http://www.connectmd.com, and SchoolAccess® services at http://www.schoolaccess.net/. Our online telephone directory and yellow pages are hosted at http://www.gcidirectory.com/.

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

Financial Information about Industry Segments

Our five reportable segments are Consumer, Network Access, Commercial, Managed Broadband, and Regulated Operations services.

For financial information about our reportable segments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Also refer to note 10 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data.”

Narrative Description of our Business

General
We are Alaska’s leading provider of long-distance, cable television, data and Internet services, as measured by revenues, we are the second largest local access provider, as measured by local access lines, and we are the third largest wireless service provider as measured by lines in service. A pioneer in bundled service offerings, we provide facilities-based local and long distance voice, resale of local voice, cable video, Internet and data communication services, consulting services, network and desktop computing outsourced services, and facilities-based and resale wireless telephone services, to consumer, network access, commercial and managed broadband customers under our GCI brand. We provide wireless telephone services over our own facilities under the Alaska DigiTel and Alaska Wireless brand names.  We provide Internet services under the Alaska Wireless Internet brand name.  We provide facilities-based local voice services and local exchange carrier services in the Yukon-Kuskokwim Delta region under the brand names of United Utilities and United-KUC.  We also provide long-distance voice, wireless telephone service, and Internet service in the Yukon-Kuskokwim Delta region under the Unicom brand name.  Over the next two years we plan to expand our CDMA and GSM wireless facilities throughout the terrestrially served portions of Alaska.

We generated consolidated revenues of $575.4 million in 2008. We ended 2008 with 99,300 long-distance subscribers, 140,800 local access lines in service, 147,800 basic cable subscribers, 96,300 wireless lines in service, and 103,300 cable modem subscribers. A substantial number of our customers subscribe to product bundles that include two or more of our services.

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

Through our focus on long-term results and strategic capital investments, our revenues have grown. Our integrated strategy provides us with competitive advantages in addressing the challenges of converging telephony, video and broadband markets and has been a key driver of our success. We use our extensive communications networks to provide our customers with integrated communication services packages that we believe are unmatched by any other competitor in Alaska.

We believe that the size and growth potential of the voice, video and data market, and the increased convergence of telephony, wireless, and cable services continue to offer us considerable opportunities to integrate our communications, Internet and cable services and expand into communications markets within Alaska.

Considerable deregulation has already taken place in the United States with the barriers to competition between long-distance, local access and cable providers lowered. We believe our continued development of cable video service, local access service, Internet services, broadband services, and wireless services leave us well positioned to continue to take advantage of deregulated markets.

Development of our Business During the Past Fiscal Year

Wireless Business Strategy.  During 2008 we expanded Alaska DigiTel’s CDMA network and started constructing a state-wide GSM network.  We estimate we will spend approximately $165.0 million to construct wireless facilities throughout Alaska.  We have expended $80.0 million in 2008 and plan to spend $85.0 million over the next three years.

Dobson /AT&T Agreement.  AT&T Mobility, LLC (“AT&T Mobility”) acquired Dobson Communications Corporation (“Dobson”), including its Alaska properties, on November 15, 2007. In December 2007 we signed an agreement with AT&T Mobility that provides for an orderly transition of our wireless customers from the Dobson/AT&T network in Alaska to our wireless facilities that we began building in 2008 and are expected to be substantially completed in 2010 or 2011.  The agreement requires our customers to be on our wireless network by June 30, 2009, but allows our customers to use the AT&T Mobility network for roaming during the transition period.  The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the Dobson/AT&T network in Alaska with our own wireless facilities. Under the agreement, AT&T Mobility’s obligation to purchase network services from us terminated as of July 1, 2008. AT&T Mobility provided us with a large block of wireless network usage at no charge to facilitate the transition of our customers to our facilities.  We will pay for usage in excess of that base transitional amount.  Under the previous agreement with Dobson, our margin was fixed.  Under the new agreement with AT&T Mobility, we will pay for usage in excess of the block of free minutes on a per minute basis.  The block of wireless network usage at no charge is expected to substantially reduce our wireless product cost of goods sold exclusive of depreciation and amortization (“Cost of Goods Sold”) during the approximate four year period beginning June 4, 2008 and ending June 30, 2012.

UUI and Unicom Acquisition. Effective June 1, 2008, we closed on our purchase of 100% of the outstanding stock of UUI and Unicom, which were subsidiaries of United Companies, Inc. ("UCI").  UUI, together with its subsidiary, United-KUC, provides local telephone service to 60 rural communities in the Bethel, Alaska area.  Unicom operates DeltaNet, a long-haul broadband microwave network ringing the Yukon-Kuskokwim Delta.

Alaska Wireless Acquisition. Effective July 1, 2008, we closed on our purchase of 100% of the ownership interests of Alaska Wireless, which provides wireless and Internet services in the Dutch Harbor, Sand Point, Akutan, and Adak, Alaska areas.

Acquisition of Remaining Alaska DigiTel Interest.  On August 18, 2008, we exercised our option to acquire the remaining 18.1% of the equity interest and voting control of Alaska DigiTel for $10.4 million.  Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon their approval of our initial acquisition completed in January 2007.  Subsequent to the acquisition of the minority interest, we own 100% of the outstanding common ownership units and voting control of Alaska DigiTel.

Southeast Alaska Fiber Optic Cable Network. We completed construction of a fiber optic cable network in Southeast Alaska.  The 802 miles of fiber optic cable connect Ketchikan, Wrangell, Petersburg, Angoon and Sitka, Alaska to our Alaska United West undersea fiber optic cable connecting Alaska to the Lower 48.  This fiber optic cable provides a second fiber link to Juneau, Alaska creating a SONET ring that provides alternative routing and overflow traffic-handling capabilities.

Capital Lease Obligation. On March 31, 2006, through our subsidiary GCI Communication Corp., we entered into an agreement to lease transponder capacity on Intelsat, Ltd.’s (“Intelsat”) Galaxy 18 spacecraft that successfully launched May 21, 2008. We continue to lease capacity on the Horizons 1 satellite, which is owned jointly by Intelsat and JSAT International, Inc. The leased capacity replaced our existing transponder capacity on Intelsat’s Galaxy XR satellite.

The Intelsat Galaxy 18 C-band and Ku-Band transponders are being leased over an expected term of 14 years.  The present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, is $98.6 million.  We have recorded a capital lease obligation and an addition to our Property and Equipment at December 31, 2008.

IRU Agreements.  During 2008 we signed agreements to provide long-haul fiber capacity IRU totaling $53.1 million.  The capacity will be used by our competitors to meet bandwidth requirements for their customers.  Substantially all of the cash for these capacity arrangements was received in 2008.

Senior Credit Facility. In May 2008 we signed an agreement to add an Additional Incremental Term Loan of $145.0 million to our existing Senior Credit Facility.  The $145.0 million Additional Incremental Term Loan will become due under the same terms and conditions as set forth in the existing Senior Credit Facility.

You should see “Part I — Item 1. Business — Regulation” for regulatory developments.

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

Advanced Infrastructure and Robust Network Assets. We own and operate advanced networks that provide integrated end-to-end solutions. Our hybrid-fiber coax cable network enables us to offer last-mile broadband connectivity to our customers. Our interstate and undersea fiber optic cable systems connect our major markets in Alaska to the Lower 48 States. We employ satellite transmission for rural intrastate and interstate traffic in markets where terrestrial based network alternatives are not available. We have or expect to be able to obtain satellite transponders to meet our current satellite capacity requirements. In our local access service markets, we offer services using our own facilities, unbundled network elements and wholesale/resale of third party facilities.

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

Well-recognized Brand Name. Our GCI brand is the oldest brand among major communications providers in Alaska and positively differentiates our services from those of our competitors. We believe our customers associate our brand name with quality products. We continue to benefit from high name recognition and strong customer loyalty, and the majority of our customers purchase multiple services from us. We have been successful in selling new and enhanced products to our customers based on perceived quality of products and brand recognition. Our United Utilities, Inc. and United-KUC brand names have been in the Alaska marketplace since 1984 and we believe our customers associate these brand names with quality products. Our Alaska DigiTel brand name has been in the Alaska marketplace since 1998 and we believe our customers associate this brand name with quality wireless products. Our Alaska Wireless brand name has been in the Dutch Harbor/Unalaska, Alaska marketplace since 2003 and we believe our customers associate this brand name with quality wireless products.

Favorable Alaskan Market Dynamics. The Alaskan communications market is characterized by its large geographic size and isolated markets that include a combination of major metropolitan areas and small, dense population clusters, which create a deterrent to potential new entrants. Due to the remote nature of its communities, the state’s residents and businesses rely extensively on our systems to meet their communications needs. We believe that, when compared to national averages, Alaskan households spend more on communication services. According to the United States Census Bureau, the median household income in Alaska was 27% higher than the 2007 United States national average.  See the “Geographic Concentration and the Alaska Economy” section of “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of Alaska’s economic outlook. We believe there is a positive outlook for continued growth due to our planned facilities expansion and marketing strategy.

Experienced Management Team. Our experienced management team has a proven track record and has consistently expanded our business and improved our operations. Our senior management averages more than 29 years of experience in the communications industry and more than 19 years with GCI.

Business Strategy
We intend to continue to increase revenues and cash flow using the following strategies:

Continue to Offer Bundled Products. We offer innovative service bundles to meet the needs of our consumer and commercial customers. We believe that bundling our services significantly improves customer retention, increases revenue per customer and reduces customer acquisition expenses. Our experience indicates that our bundled customers are significantly less likely to churn, and we experience less price erosion when we effectively combine our offerings. Bundling improves our top line revenue growth, provides operating cost efficiencies that expand our margins and drives our overall business performance. As a measure of success to date, over 55,600 of our consumer customers subscribe to one of our service bundles.

Maximize Sales Opportunities. We successfully sell new and enhanced services and products between and within our business segments to our existing customer base to achieve increased revenues and penetration of our services. Through close coordination of our customer service and sales and marketing efforts, our customer service representatives suggest to our customers other services they can purchase or enhanced versions of services they already purchase. Many calls into our customer service centers result in sales of additional services and products. We actively encourage our existing customers to acquire higher value, enhanced services.

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

Expand Our Product Portfolio and Footprint in Alaska. Throughout our history, we have successfully added and expect to continue to add new products to our product portfolio. Management has a demonstrated history of new product evaluation, development and deployment for our customers, and we continue to assess revenue-enhancing opportunities that create value for our customers. In addition to new services such as additional HDTV channels, video-on-demand, on-line advertising placement, on-line content delivery such as streaming music, and mobile high speed data, we are also expanding the reach of our core products to new markets. Where feasible and where economic analysis supports geographic expansion of our network coverage, we are currently pursuing and expect to pursue opportunities to increase the scale of our facilities, enhance our ability to serve our existing customers’ needs and attract new customers.

Description of our Business by Reportable Segment

Overview

Our five reportable segments are Consumer, Network Access, Commercial, Managed Broadband, and Regulated Operations. Our reportable segments are business units that offer different products, are each managed separately, and serve distinct types of customers.

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

Our Consumer segment customers are residential customers.  Our Commercial segment customers include small businesses, local, national and global businesses, governmental entities, and public and private educational institutions. Our Network Access segment customers are other common carriers.  Our Managed Broadband segment customers are rural school districts, hospitals and health clinics.  Effective June 1, 2008, we purchased 100% of the outstanding stock of UUI and Unicom.  The financial results of the long-distance, local access and Internet services sold to consumer and commercial customers of certain of these acquired companies are reported in the Regulated Operations segment.  The financial results of the long-distance services sold to other common carrier customers and the managed broadband services components of certain of these acquired companies are included in the Network Access and Managed Broadband Services segments, respectively.  Effective July 1, 2008, we closed on our purchase of 100% of the ownership interests of Alaska Wireless whose results are included in the Consumer segment.  We distribute information about our services and products to these customers through a variety of channels, including direct sales, telemarketing and media advertising.

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

The following discussion includes information about significant services and products, sales and marketing, facilities, customers, competition and seasonality for each of our five reportable segments.  For a discussion and analysis of financial condition and results of operations please see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consumer Segment

We offer a full range of communications services and products to our consumer customers. Consumer segment revenues for 2008, 2007 and 2006 are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Total revenues [1]	$255,632	223,502	178,951

1  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 10 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Consumer segment.

Services and Products
Our Consumer segment offers a full range of voice, video, data and wireless services and products to residential customers.

Voice Services and Products

Long-Distance
We are engaged in the transmission of interstate and intrastate-switched message telephone communications service between the major communities in Alaska, and the remaining United States and foreign countries. Our message toll services include intrastate, interstate and international direct dial, toll-free 800, 888, 877 and 866 services, and our calling card, operator and enhanced conference calling.

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

Basic cable. Our basic cable service consists of digital Basic Service with access to between 12 and 19 channels of programming and an expanded digital Basic Service with access to between 36 and 59 additional channels of programming. These services generally consist of programming provided by national and local broadcast networks, national and regional cable networks, and governmental and public access programming.  We transmit an entirely digital signal for all cable television channels in all markets we serve as of December 31, 2008.

Digital cable. Our digital cable service uses a digital set-top box to deliver up to 52 channels of video programming, 47 music channels and an interactive program guide.

High-Definition Television. Our HDTV service provides our digital subscribers with improved, high-resolution picture quality, improved audio quality and a wide-screen, theater-like display. Our HDTV service offers a broad selection of high-definition programming with access of up to 54 high-definition channels including most major broadcast networks, leading national cable networks, premium channels and national sports networks.

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

Video on Demand.  Our Video on Demand service permits our cable subscribers to order at their convenience, individual feature motion pictures and special event programs, on an unedited, commercial-free basis.

Pay-per-view programming. Our pay-per-view service permits our cable subscribers to order, for a separate fee, individual feature motion pictures and special event programs, such as professional boxing, professional wrestling and concerts, on an unedited, commercial-free basis.

Data Services and Products

Internet
We primarily offer four types of Internet access for consumer use: high-speed cable modem, dial-up, mobile wireless and fixed wireless. Value-added Internet features, such as email virus prevention, personal web site and domain hosting, and additional email accounts, are available for additional charges. Our consumer high-speed cable modem Internet service offers up to 10 Mbps download and 2 Mbps upload speeds as compared with up to 56 Kbps upload and download speeds through standard copper wire dial-up modem access. Our fixed wireless Internet product is available in 126 communities. Three distinct products are offered; 56 Kbps, 256 Kbps, and 256 Kbps for multiple computers. We provide 24-hour customer service and technical support via telephone or online.

An entry-level cable modem service also offers free data transfer up to one gigabyte per month at a rate of 64 Kbps and can be connected 24-hours-a-day, 365-days-a-year, allowing for real-time information and e-mail access. This product acts as a dialup replacement and upgrade since it is always connected and provides more efficient data transfer. Cable modems use our coaxial cable plant that provides cable television service instead of the traditional ILEC copper wire. Coaxial cable has a much greater carrying capacity than telephone copper wire and can be used to simultaneously deliver both cable television (analog or digital) and Internet access services.

Wireless Services and Products
We offer mobile wireless services by selling services over our own facilities and reselling AT&T Mobility's services under the GCI brand name and by selling services over our own facilities under the Alaska DigiTel and Alaska Wireless brand names. We offer fixed wireless local access services over our own facilities and have purchased PCS and LMDS wireless broadband licenses in FCC auctions covering markets in Alaska. We offer mobile wireless service to our customers in 76 Alaska communities, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau, Alaska.

In December 2007 we signed an agreement with AT&T Mobility that provides for an orderly transition of our wireless customers from the AT&T Mobility network in Alaska to our wireless facilities. The agreement requires our customers to be on our wireless network by June 30, 2009, but allows our customers to use the AT&T Mobility network for roaming during the transition period.  The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the AT&T Mobility network in Alaska with our own wireless facilities. We started transitioning our customers to our wireless facilities in November 2008.

We offer our customers a variety of rate plans so they can choose the plan that best fits their expected calling needs. We focus our offers to take advantage of the GSM network using the GCI and Alaska Wireless brand names or the CDMA network using the Alaska DigiTel brand name. Consumer voice service is generally offered on a contract basis for one or two year periods. Under the terms of these contracts, service is billed and provided on a monthly basis according to the applicable rate plan chosen. Our offerings include regional and national rate plans at a variety of pricing tiers. Our rate plans generally combine a fixed monthly access charge, a designated number of minutes-of-use, per minute usage charges for minutes in excess of the included amount and additional charges for certain custom-calling features. Most of our plans include basic features such as voice messaging, caller ID, call forwarding and call waiting, and two-way text messaging.

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

Facilities
Voice Facilities
We operate a modern, competitive communications network employing digital transmission technology based upon fiber optic facilities within and between Anchorage, Fairbanks, Prudhoe Bay, and Juneau, Alaska. Our facilities include two self-constructed digital undersea fiber optic cable systems linking our Alaska terrestrial networks to the networks of other carriers in the Lower 49 States. Alaska United East was placed into service in February 1999 and connects Whittier, Valdez and Juneau, Alaska and Seattle, Washington. Alaska United West was placed into service in June 2004 and connects Seward, Alaska to Warrenton, Oregon. The Seward cable landing station connects to our switching and distribution center in Anchorage and the Warrenton cable landing station connects to our switching and distribution center in Seattle via long-term leased capacity. The combination of our Alaska United East and Alaska United West systems provides us with the ability to provide fully protected geographically diverse routing of service between Alaska and the Lower 48 States.

In 2008 we completed construction of an undersea fiber optic cable system in Southeast Alaska that connects Ketchikan, Wrangell, Petersburg, Angoon and Sitka to Alaska United West.  In 2008, we also completed construction of a terrestrial fiber optic cable system that connects Anchorage and Fairbanks, Alaska along the Parks Highway corridor.

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

Another carrier completed construction of fiber optic cable facilities connecting points in Alaska to the Lower 48 States in 1999. The additional fiber system provides direct competition to services we provide on our owned fiber optic facilities; however, this fiber system also provides an alternative routing path for us for a limited amount of traffic in case of a major fiber outage in our systems.  A competitor is constructing an undersea fiber optic cable system between Homer, Alaska and Florence, Oregon expected to be placed in service in early 2009.

We use satellite transponders to transmit voice and data traffic to remote areas of Alaska. We successfully transitioned our traffic from Galaxy XR to Galaxy 18 in 2008.  We further augmented capacity with leased capacity on the Horizons 1 satellite.

We continue to develop and deploy new technology to further increase the efficiency of bandwidth utilization for our satellite network. With a sparse population spread over a large geographic area, neither terrestrial microwave nor fiber optic transmission technology is considered to be economically feasible in rural Alaska in the foreseeable future. For more information see “Part I — Item 1A — Risk Factors — If a failure occurs in our satellite communications systems, our ability to immediately restore the entirety of our service may be limited.”

We operate digital microwave systems to link Anchorage with the Kenai Peninsula, our Prudhoe Bay Earth Station with Deadhorse, Alaska, and to link Bethel with 40 rural communities. Digital microwave facilities are also used between our Fairbanks earth station and our Fairbanks distribution center. Virtually all switched services are computer controlled, digitally switched, and interconnected by a packet switched SS7 signaling network.

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

A fiber optic cable system from our Anchorage distribution center connects to the Matanuska Telephone Association (“MTA”), Eagle River central office and to our major hub earth station in Eagle River. The Issaquah earth station is connected with the Seattle distribution center by means of diversely-routed leased fiber optic cable transmission systems, each having the capability to restore the other in the event of failure. The Juneau earth station and distribution centers are collocated. We have digital microwave facilities serving the Kenai Peninsula communities. We maintain earth stations in Fairbanks (linked by digital microwave to the Fairbanks distribution center), Juneau (collocated with the Juneau distribution center), Anchorage (Benson earth station), and in Prudhoe Bay as fiber network restoration earth stations. Our Benson earth station also uplinks our statewide video service; such service may be pre-empted if earth station capacity is needed to restore our fiber network between Anchorage and Prudhoe Bay.

We use our DAMA facilities to serve 69 additional locations throughout Alaska. DAMA is a digital satellite earth station technology that allows calls to be made between remote villages using only one satellite hop, thereby reducing satellite delay and capacity requirements while improving quality. In addition, 54 (for a total of 123) C-band facilities provide dedicated Internet access and private network services to rural public schools, hospitals, health clinics, and natural resource development industries throughout Alaska. Our network of 83 Ku-band facilities provides dedicated Internet access and private network services to rural public schools, hospitals, health clinics, and natural resource development industries throughout Alaska, and in ten locations in the Lower 48 States.

Our Anchorage, Fairbanks, and Juneau distribution centers contain electronic switches to route calls to and from local exchange companies and, in Seattle, to obtain access to other carriers to distribute our southbound traffic to the remaining 49 states and international destinations. Our extensive metropolitan area fiber network in Anchorage supports cable television, Internet and telephony services. The Anchorage, Fairbanks, and Juneau facilities also include digital access cross-connect systems, frame relay data switches, Internet platforms, and in Anchorage and Fairbanks, collocation facilities for interconnecting and hosting equipment for other carriers. We also maintain an operator and customer service center in Wasilla, Alaska. Our operator services traffic is processed by an integrated services platform that also hosts answering services, directory assistance, and internal conferencing services.

We continue our DLPS deployment utilizing our coaxial cable facilities. This delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.

Video Facilities
Our statewide cable systems consist of 2,853 miles of installed cable plant having 450 to 625 MHz of channel capacity. Our cable television businesses are located throughout Alaska and serve 40 communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau. Our facilities include cable plant and head-end distribution equipment. Certain of our head-end distribution centers are collocated with customer service, sales and administrative offices.  Some of our locations on the fiber routes are served from the head-end distribution equipment in Anchorage.  All of our cable systems are completely digital.

Data Facilities
We provide access to the Internet using a platform that includes many of the latest advancements in technology. The physical platform is concentrated in Anchorage and is extended into many remote areas of the state. Our Internet platform includes the following:

·	Our Anchorage facilities are connected to multiple Internet access points in Seattle through multiple, diversely routed networks;
·	We use multiple routers on each end of the circuits to control the flow of data and to provide resiliency; and
·
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

Bandwidth is made available for our Internet services through our Alaska United East, Alaska United West and Alaska United Southeast undersea fiber cable systems, our Alaska United North terrestrial fiber cable system and our Galaxy 18 transponders.

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

Wireless Facilities
We had a distribution agreement with Dobson allowing us to resell Dobson wireless services.  In November 2007 AT&T Mobility acquired Dobson, including its Alaska properties, and in December 2007 we signed an agreement with AT&T Mobility that provides for an orderly transition of our wireless customers from the Dobson/AT&T network in Alaska to our wireless facilities that we began building in 2008 and are expected to be substantially completed in 2010 or 2011. The agreement requires our customers to be on our wireless network by June 30, 2009, but allows our customers to use the AT&T Mobility network for roaming during the transition period.  The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the Dobson/AT&T network in Alaska with our own wireless facilities.  Commencing in 2008 we started expanding Alaska DigiTel’s CDMA network to improve coverage and add the EVDO Rev A data platform and we started constructing a GSM network throughout the terrestrially served portions of Alaska including the cities of Anchorage, Fairbanks, and Juneau.  We extend our network coverage in Alaska, the Lower 49 States and Canada through roaming arrangements with other GSM carriers.

We provide limited wireless local access and Internet services using our own facilities utilizing our 30-MHz PCS license and unlicensed 2.4 GHz spectrum. We provide the service through 802.11 (a set of wireless standards) and wireless DOCSIS (a data over cable service interface specification).

Our subsidiary, Alaska DigiTel, holds the 30-MHz “A” Block PCS license in Major Trading Area 49, the state of Alaska. The Alaska DigiTel network includes a Nortel wireless switch located in Anchorage and more than 100 cell sites that cover more than 75% of the populated areas of Alaska, including Anchorage and Eagle River, the Matanuska-Susitna Valley, Kenai Peninsula, Juneau and Fairbanks. Alaska DigiTel extends its network coverage in Alaska, the Lower 49 States and Canada through roaming arrangements with other CDMA carriers.

Through our acquisition of Alaska Wireless, we hold a cellular A license (25MHz) for sites located in the Bethel AK-2 B2 portion of RSA 316, serving Aleutians West Census Area.  Network coverage under Alaska Wireless is extended in Alaska and the Lower 49 States through roaming arrangements with other GSM carriers.

Customers
A discussion of Consumer segment customers by product type follows.

Voice Customers

Long-Distance
We had 88,600, 89,900, and 89,800 Consumer segment long-distance subscribers at December 31, 2008, 2007 and 2006, respectively. The decrease from 2007 to 2008 is primarily due to a decrease in the total number of long-distance services subscribers in the markets we serve resulting from customers substituting wireless phone, prepaid calling card, VoIP and email usage for direct dial minutes.

Equal Access conversions have been completed in all communities that we serve with owned facilities. Equal Access is in progress in several small communities where we are expanding our owned facilities. We estimate that we carry greater than 50% of combined consumer and commercial traffic as a statewide average for both originating interstate and intrastate message telephone service.

Revenues derived from Consumer segment long-distance services in 2008, 2007 and 2006 totaled $19.8 million, $20.3 million and $20.6 million, respectively, or 3.5%, 3.9% and 4.3% of our total revenues, respectively.

A summary of our Consumer segment switched long-distance message telephone service traffic (in minutes) follows:

	Year Ended December 31,
	2008	2007	2006
Consumer long-distance minutes: [1]	(in millions)
Interstate	100.0	105.0	109.1
Intrastate	22.9	25.0	27.2
International	5.7	5.8	5.6
Total	128.6	135.8	141.9

1  All minutes data were taken from our internal billing statistics reports.

Although we have several agreements to facilitate the origination and termination of international toll traffic, we have neither foreign operations nor export sales. See “Part I — Item 1 — Business — Financial Information about our Foreign and Domestic Operations and Export Sales” for more information.

Local Access
We had 80,700, 74,400 and 66,200 Consumer segment local access lines in service at December 31, 2008, 2007 and 2006, respectively.  We ended 2008 with market share gains in substantially all market segments.

Revenues derived from Consumer segment local access services in 2008, 2007 and 2006 totaled $27.2 million, $25.9 million and $25.0 million, respectively, or 4.7%, 5.0% and 5.2% of our total revenues, respectively.

Video Customers
Our cable systems passed 229,300, 224,700 and 219,900 homes at December 31, 2008, 2007 and 2006, respectively, and served 132,500, 128,000 and 124,000 basic Consumer segment subscribers at December 31, 2008, 2007 and 2006, respectively. Revenues derived from Consumer segment video services totaled $105.2 million, $96.3 million and $90.2 million in 2008, 2007 and 2006, respectively, or 18.3%, 18.5% and 18.9% of our total revenues, respectively.

Data Customers
We had 94,400, 88,000 and 78,500 active Consumer segment cable modem Internet subscribers at December 31, 2008, 2007 and 2006, respectively. Revenues derived from Consumer segment Internet services totaled $42.7 million, $34.2 million and $29.4 million, in 2008, 2007 and 2006, respectively, or 7.4%, 6.6% and 6.2% of our total revenues, respectively.

Wireless Customers
We had 88,700, 70,000 and 24,400 total Consumer segment wireless lines in service at December 31, 2008, 2007 and 2006, respectively.  The total wireless lines in service at December 31, 2008 include Alaska DigiTel and Alaska Wireless lines in service. The total wireless lines in service at December 31, 2007 include Alaska DigiTel lines in service. Our Consumer segment wireless services revenue totaled $60.7 million, $46.7 million and $13.7 million in the years ended December 31, 2008, 2007 and 2006, respectively, or 10.5%, 9.0% and 2.9% of total revenues, respectively.  The total wireless revenue at December 31, 2008 includes Alaska DigiTel and Alaska Wireless revenue.  The total wireless revenue at December 31, 2007 includes Alaska DigiTel revenue.

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

In the intrastate, interstate and international long-distance market, we compete against AT&T Alascom, Inc. (“AT&T Alascom”), Alaska Communications Systems Group, Inc. (“ACS”), MTA, long-distance resellers, and certain smaller rural local telephone companies. AT&T Alascom, as a subsidiary of AT&T, Inc., has access to greater financial, technical and marketing resources than we have. There is also the possibility that new competitors will enter the Alaska market. In addition, wireless and VoIP services continue to grow as an alternative to wireline services as a means of reaching customers. Wireless Local Number Portability allows consumers to retain the same phone number as they change service providers allowing for interchangeable and portable fixed-line and wireless numbers. Some consumers now use wireless service as their primary voice phone service for local and long-distance calling.

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

Under the terms of the acquisition of Alascom by AT&T Inc., which were retained in the subsequent acquisition of AT&T by SBC Communications Inc., AT&T Alascom's rates and services must mirror those offered by AT&T Inc., so changes in AT&T Inc. prices indirectly affect our rates and services. AT&T Inc.’s and AT&T Alascom’s interstate prices are regulated under a price cap plan whereby their rate of return is not regulated or restricted. Price increases by AT&T Inc. and AT&T Alascom generally improve our ability to raise prices while price decreases pressure us to follow. We believe we have, so far, successfully adjusted our pricing and marketing strategies to respond to AT&T Inc. and other competitors’ pricing practices. However, if competitors significantly lower their rates, we may be forced to reduce our rates, which could have a material adverse effect on our financial position, results of operations or liquidity.

Local Access
Data obtained from the RCA indicates that there are 23 ILECs and 10 CLECs certified to operate in the State of Alaska at December 31, 2008. We compete against ACS, the ILEC, and AT&T Alascom in Anchorage, Juneau and Fairbanks.  AT&T Alascom offers local exchange service only to consumer customers through total service resale.  We compete against MTA, the ILEC, in the Matanuska-Susitna Valley and ACS, the ILEC, in the Kenai-Soldotna area.  We compete against other smaller ILECs in certain smaller communities, including Cordova, Homer, Ketchikan, Kodiak, Nome, Seward, Sitka, and Valdez.  We plan to provide local telephone service in other locations in the future where we would face other competitors.  We also can expect further competition in the marketplaces we serve as other companies may receive certifications in the future.

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

We believe that the greatest source of potential competition for video services could come from the DBS industry. Two major companies, The DirecTV Group, Inc. and EchoStar Communications Corporation are currently offering nationwide high-power DBS services. We also are subject to competition from providers of digital video over telephone lines in the Matanuska-Susitna Valley and in Ketchikan. With the addition of Anchorage local broadcast stations, increased marketing, ILEC and DBS alliances, and emerging technologies creating new opportunities, competition from these sources has increased and will likely continue to increase.

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

The ILECs in the Matanuska-Susitna Valley and Ketchikan offer digital video service over telephone lines in limited areas. Their product offerings and price points are similar to our product offerings.

Competitive forces will be counteracted by offering expanded programming through digital services and by providing high-speed data services. System upgrades have been completed to make our systems reverse activated, providing the necessary infrastructure to offer cable modem service to greater than 99% of our homes passed. Digital delivery technology is being utilized in all of our systems. We have retransmission agreements with Anchorage broadcasters some of which expire in 2009 and provide for the uplink/downlink of their signals into all our systems, and local programming for our customers.

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

Data Services and Products Competition
The Internet industry is highly competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, service bundles, the types of services offered, the technologies used, customer service, billing services, perceived quality, reliability and availability. As of December 31, 2008, we competed with more than eight Alaska based Internet providers, and competed with other domestic, non-Alaska based providers that provide national service coverage. Several of the providers headquartered outside of Alaska have substantially greater financial, technical and marketing resources than we do.

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

Wireless Services and Products Competition
We compete against AT&T Mobility, ACS, MTA, and resellers of those services in Anchorage and other markets.  We competed against Dobson until its acquisition by AT&T Mobility in November 2007.  The GCI and Alaska DigiTel brands compete against each other.

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

Network Access Segment

We offer wholesale voice and data services and products to other common carrier customers. Network Access segment revenues for 2008, 2007 and 2006 are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Total revenues [1]	$153,821	163,377	166,471
1  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 10 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Network Access segment.

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

We are engaged in the transmission of interstate and intrastate-switched message telephone service, Internet service, and data network communications service between the major communities in Alaska, and the remaining United States and foreign countries. Our message toll services include intrastate and interstate direct dial, toll-free 800, 888, 877 and 866 services, our calling card, directory assistance, operator and enhanced conference calling, frame relay, Multi-Protocol Label Switching (“MPLS”), IP, SDN, and ISDN technology based services. MPLS is a data-carrying mechanism which emulates certain properties of a circuit-switched network over a packet-switched network. We terminate northbound message telephone service traffic for Verizon and several large resellers who do not have facilities of their own in Alaska. We also provide origination of southbound calling card and toll-free 800, 888, 877 and 866 toll services for Verizon and other Interexchange carriers. Services are generally provided pursuant to contracts with terms of up to five years in length. Toll, data network, and related services account for 26.7%, 31.4%, and 34.9% of our 2008, 2007 and 2006 revenues, respectively. Data network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location.

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

Customers
A summary of our Network Access segment switched long-distance message telephone service traffic (in minutes) follows:

	Year Ended December 31,
	2008	2007	2006
Network Access long-distance minutes: [1]	(in millions)
South-bound Interstate	545.9	690.2	662.0
North-bound Interstate	502.6	476.5	574.6
Intrastate	24.9	63.2	60.9
Other	20.6	20.7	19.1
Total	1,094.0	1,250.6	1,316.6
1  All minutes data were taken from our internal billing statistics reports.

During the years ended December 31, 2008, 2007 and 2006, we had one major customer. Revenues attributed to our major customer during the years ended December 31, 2008, 2007 and 2006, totaled $65.0 million, $71.5 million and $93.4 million or 11.3%, 13.8% and 19.6% of total revenues, respectively. Our contract with our major customer has a term through December 2009, with five, one year automatic extensions thereafter.  We believe that our major customer will continue to make use of our services during the extended term.

The loss of our major customer or a material adverse change in our relationship with them could have a material adverse effect on our financial position, results of operations or liquidity. There are no other individual Network Access segment customers, the loss of which would have a material impact on our revenues or operating income.

Voice Customers

Long-Distance
Revenues derived from Network Access segment long-distance services totaled $74.8 million, $91.8 million and $105.1 million, respectively, or 13.0%, 17.6% and 22.0% of our total revenues in 2008, 2007 and 2006, respectively.

Local Access
Revenues derived from Network Access segment local access services totaled $4.9 million, $5.1 million and $5.7 million, respectively, or 0.9%, 1.0% and 1.2% of our total revenues in 2008, 2007 and 2006, respectively.

Data Customers
Revenues derived from Network Access segment data services, including Internet and data network services, totaled $71.4 million, $61.2 million and $55.6 million, or 12.4%, 11.8% and 11.7% of our total revenues in 2008, 2007 and 2006, respectively.

Wireless Customers
Revenues derived from Network Access segment wireless services totaled $2.7 million and $5.3 million or 0.5% and 1.0% of our total revenues in 2008 and 2007, respectively.  Alaska DigiTel provides roaming services to other CDMA wireless carriers in Alaska.

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

Commercial Segment

We offer a full range of communications services and products to commercial and governmental customers. Commercial segment revenues for 2008, 2007 and 2006 are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Total revenues [1]	$114,660	104,640	105,929
1  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 10 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Commercial segment.

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

Directories Services
We sell advertising in our yellow pages directories to commercial customers, distribute white and yellow pages directories to customers in certain markets we serve, and offer an on-line directory.  We offer three yellow pages directories with each directory covering multiple locations and including custom features for each area. Our directories cover the following communities:

·
Anchorage, Elmendorf Air Force Base, Fort Richardson, Bird, Girdwood, Hope, Indian, Portage, Rainbow, Sunrise, Eagle River, Chugiak, Big Lake, Houston, Palmer, Wasilla, Willow, Talkeetna, Anderson, Clear, Cantwell, Healy, Denali National Park, Tyonek, Beluga, Kenai, North Kenai, Soldotna, Kasilof, Clam Gulch, Sterling, Cooper Landing, Homer, Anchor Point, Halibut Cove, Nanwalek, Ninilchik, Port Graham, Seldovia;

·	Fairbanks, North Pole, Eielson Air Force Base, Fort Wainwright, Delta Junction, Fort Greeley, Nenana; and
·	Juneau, Auke Bay, Douglas, Lemon Creek, Mendenhall Valley

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

We also provide dedicated access Internet service to commercial and public organizations in Alaska. We offer a premium service and currently support many of the largest organizations in the state such as BP Exploration (Alaska) Inc. and the State of Alaska. We have hundreds of other enterprise customers, both large and small, using this service. Additional cable modem service packages tailored to high-use commercial Internet users are also available.

Data Networks
Data network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location. Private IP, data lines, metro Ethernet and frame relay offer a secure solution for frequent communication of large amounts of data between sites.

Managed Services
We design, sell, install, service and operate, on behalf of certain customers, communications and computer networking equipment and provide field/depot, third party, technical support, communications consulting and outsourcing services. We supply integrated voice and data communications systems incorporating private IP, interstate and intrastate digital data networks, point-to-point and multipoint Private Network and small earth station services.

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

Voice Customers

Long-Distance
We had 9,700, 10,500 and 11,100 active Commercial segment long-distance subscribers at December 31, 2008, 2007 and 2006, respectively. The 2008 and 2007 decrease is primarily due to a decrease in the total number of long-distance services subscribers in the markets we serve resulting from customers substituting wireless phone, prepaid calling card, VoIP and email usage for direct dial minutes.

Commercial segment long-distance services revenues totaled $10.5 million, $12.8 million and $12.9 million, or 1.8%, 2.5% and 2.7% of our total revenues in 2008, 2007 and 2006, respectively.

Equal Access conversions have been completed in all communities that we serve with owned facilities. Equal Access is in progress in several small communities where we are expanding our owned facilities. We estimate that we carry greater than 50% of combined commercial and consumer traffic as a statewide average for both originating interstate and intrastate message telephone service.

A summary of our Commercial segment switched long-distance message telephone service traffic (in minutes) follows:

	Year Ended December 31,
	2008	2007	2006
Commercial long-distance minutes: [1]	(in millions)
Intrastate	78.2	79.4	79.7
Interstate	49.5	49.7	49.8
International	1.8	2.2	2.3
Total	129.5	131.3	131.8

1  All minutes data were taken from our internal billing statistics reports.

Although we have several agreements to facilitate the origination and termination of international toll traffic, we have neither foreign operations nor export sales. See “Part I — Item 1 — Business — Financial Information about our Foreign and Domestic Operations and Export Sales” for more information.

Local Access
We had 46,200, 43,100 and 41,900 Commercial segment local access lines in service at December 31, 2008, 2007 and 2006, respectively.

Commercial segment local access services revenues totaled $18.0 million, $17.1 million and $16.6 million, or 3.1%, 3.3% and 3.5% of our total revenues in 2008, 2007 and 2006, respectively.

Video Customers
We served 15,200, 15,300 and 15,200 basic Commercial segment video subscribers at December 31, 2008, 2007 and 2006, respectively. Commercial segment video services revenues totaled $9.6 million, $8.0 million and $8.0 million, or 1.7%, 1.5% and 1.7% of our total revenues in 2008, 2007 and 2006, respectively.

Data Customers

Internet
We had 8,900, 8,500 and 7,800 active Commercial segment cable modem subscribers at December 31, 2008, 2007 and 2006, respectively. Commercial segment Internet services revenues totaled $17.2 million, $14.4 million and $16.3 million, or 3.0%, 2.8% and 3.4% of our total revenues in 2008, 2007 and 2006, respectively.

Data Networks
We had 234, 230 and 237 total active Commercial segment data networks subscribers at December 31, 2008, 2007 and 2006, respectively. Commercial segment data networks services revenues totaled $16.6 million, $16.8 million and $16.9 million, or 2.9%, 3.2% and 3.5% of our total revenues in 2008, 2007 and 2006, respectively.

Managed Services
Our Managed Services revenues totaled $36.3 million, $29.8 million and $30.0 million, or 6.3%, 5.7% and 6.3% of total revenues in 2008, 2007 and 2006, respectively.

Wireless Customers
We had 7,600, 7,300 and 4,600 total Commercial segment wireless lines in service at December 31, 2008, 2007 and 2006, respectively. The total wireless lines in service at December 31, 2008 and 2007 include Alaska DigiTel lines in service.  Our Commercial segment wireless services revenue totaled $5.6 million, $4.8 million and $2.5 million, respectively, or 1.0%, 0.9% and 0.5% of total revenues in 2008, 2007 and 2006, respectively. Total wireless revenue at December 31, 2008 and 2007 includes Alaska DigiTel revenue.

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

Managed Broadband Segment

We offer Internet access and related services for rural schools and health organizations using a platform including many of the latest advancements in technology. Managed Broadband segment revenues for 2008, 2007 and 2006 are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Total revenues [1]	$37,047	28,792	26,131
1  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 10 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Managed Broadband segment.

Services and Products
Our Managed Broadband segment offers Internet access and related services to rural schools and health organizations.

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

Our videoconferencing network is the largest in Alaska, and network coverage includes parts of the state of Washington and Montana. The network supports all H.323 IP videoconferencing standards including the newer H.264 standard, and supports call data rates from 128 kilobits per second up to and including multi-megabit high definition calls. In 2008 and 2007, we terminated over 30,000 and 37,000, respectively, videoconferencing endpoint connections amounting to over 1.8 million and 2.8 million, respectively, videoconferencing minutes on our network.

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

·
In communities where we have terrestrial interconnects or provide existing service over regional earth stations, we have configured intermediate distribution facilities. Schools that are within these service boundaries are connected locally to one of those facilities;

·
In communities where we have extended communications services via our DAMA earth station program, SchoolAccess® is provided via a satellite circuit to an intermediate distribution facility at the Eagle River Earth Station; and

·
In communities or remote locations where we have not extended communications services, SchoolAccess® is provided via a dedicated (usually on premise) VSAT satellite station. The VSAT connects to an intermediate distribution facility located in Anchorage.

Effective June 1, 2008, we purchased the stock of Unicom which operates DeltaNet, a long-haul broadband microwave network ringing the Yukon-Kuskokwim Delta – a region of approximately 50,000 square miles in western Alaska. DeltaNet links more than 30 villages to Bethel, the region’s hub.  We utilize DeltaNet to support growth in wireless and broadband services including Rural Health and SchoolAccess®.

You should refer to “Consumer Segment — Facilities” above for additional information.

Customers
Our Managed Broadband segment revenue totaled $37.0 million, $28.8 million and $26.1 million, or 6.4%, 5.5% and 5.5% of total revenues in 2008, 2007 and 2006, respectively. Our SchoolAccess® Internet service was delivered to 54 customers at December 31, 2008 representing over 130 schools in rural Alaska and 16 schools in Montana, New Mexico and Arizona.  Our SchoolAccess® Internet service was delivered to 51 customers at December 31, 2007 representing over 162 schools in rural Alaska and 9 schools in Montana, New Mexico and Arizona.  Our SchoolAccess® Internet service was delivered to 48 customers at December 31, 2006 representing over 203 schools in rural Alaska and 9 schools in Montana, New Mexico and Arizona. Our rural health service was delivered to 53 customers in Alaska, Washington and Montana at December 31, 2008, 2007 and 2006.

Competition
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

Regulated Operations Segment

We offer voice and data services and products to commercial and residential customers in 60 rural communities in the Bethel, Alaska area. Regulated Operations segment revenues from the June 1, 2008 date of acquisition of UUI and United-KUC through December 31, 2008 were $14.3 million.

Services and Products
Our Regulated Operations segment offers wireline and wireless communications services to our residential and commercial customers, including long-distance, voice and data services and products.

Sales and Marketing
Our Regulated Operations segment sales efforts are primarily directed toward increasing the number of subscribers we serve. We sell our Regulated Operations segment services through local media advertising, retail stores, and through our website.

Facilities
Our Regulated Operations segment services are delivered by switching, outside plant, terrestrial microwave, and satellite facilities.  Our outside plant is primarily aerial and buried copper and fiber optic cables.

Customers
We had 900 long-distance subscribers and 12,100 total local access lines in service as of December 31, 2008.  We carried 843,700 long-distance minutes between June 1, 2008 and December 31, 2008.

Competition
In the intrastate, interstate and international long-distance market, we compete against AT&T Alascom. AT&T Alascom, as a subsidiary of AT&T, Inc., has access to greater financial, technical and marketing resources than we have.  Our Regulated Operations segment has no competition for its local access services.

Seasonality
Our Regulated Operations segment services do not exhibit significant seasonality.

Sales and Marketing – Company-wide

Our sales and marketing strategy hinges on our ability to leverage (i) our unique position as an integrated provider of multiple communications, Internet and cable services, (ii) our well-recognized and respected brand names in the Alaskan marketplace and (iii) our leading market positions in long-distance, wireless, Internet and cable television services. By continuing to pursue a marketing strategy that takes advantage of these characteristics, we believe we can increase our consumer and commercial customer market penetration and retention rates, increase our share of our customers’ aggregate voice, video and data services expenditures and achieve continued growth in revenues and operating cash flow.

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

Our wholly-owned subsidiary, Alaska DigiTel, holds registered service marks for the terms Keep Talking Alaska® and Digiminutes®.

We acquired a license for use of a 30-MHz block of spectrum for providing PCS services in Alaska. The PCS license was renewed in 2005 for an additional 10-year term. Licenses may be revoked and license renewal applications may be denied for cause.

We acquired a LMDS license in 1998 for use of a 150-MHz block of spectrum in the 28 GHz Ka-band for providing wireless services. The LMDS license was renewed in 2008 for an additional 10-year term, following the grant of an extension until June 1, 2012 of the requirement to provide “substantial service” in the service region.  Our operations may require additional licenses in the future.

Alaska DigiTel holds two licenses for use of a 30-MHz block of spectrum, which together authorize its provision of PCS services in Alaska. Both licenses have an expiration date of June 23, 2015.  Licenses may be revoked and license renewal applications may be denied for cause. We expect the PCS license will be renewed in due course, when, at the end of the license period, a renewal application will be filed.

Through our acquisition of Alaska Wireless, we hold a cellular A license (25MHz) for sites located in the Bethel AK-2 B2 portion of RSA 316, serving Aleutians West Census Area.

Unicom holds several cellular B licenses (25MHz) for sites located in the Wade Hampton AK-1 portion of CMA 315 and the Bethel AK-2 portion of CMA 316, throughout the Yukon-Kuskokwim Delta.

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

Rural Exemption and Interconnection. A Rural Telephone Company is exempt from compliance with certain material interconnection requirements under Section 251(c) of the 1996 Telecom Act, including the obligation to negotiate Section 251(b) and (c) interconnection requirements in good faith, unless and until a state regulatory commission lifts such “rural exemption” or otherwise finds it not to apply.  All ILECs in Alaska are Rural Telephone Companies except ACS in its Anchorage study area.  We have had to participate in numerous proceedings regarding the rural exemptions of various ILECs, including ACS for its Fairbanks and Juneau operating companies, MTA and Ketchikan, in order to achieve the necessary Interconnection Agreements with the remaining ILECs. In other cases the Interconnection Agreements were reached by negotiation without regard to the implications of the ILEC’s rural exemption.

As of December 31, 2008, we have completed negotiation and/or arbitration of the necessary interconnection provisions and the RCA has approved current wireline Interconnection Agreements between GCI and all of the ACS companies, MTA, the City of Ketchikan d/b/a Ketchikan Public Utilities (“KPU”), Copper Valley Telephone Cooperative (“CVTC”), TelAlaska Inc. d/b/a Mukluk Telephone Company, Inc. (“Mukluk”) and TelAlaska Inc. d/b/a Interior Telephone Company, Inc.  (“Interior”), Alaska Telephone Company (“ATC”), Cordova Telephone Cooperative (“CTC”), and Arctic Slope Telephone Association Cooperative (“ASTAC”).  We have entered the markets served by ACS, KPU, CVTC, Mukluk, Interior and ASTAC with local access services.  We intend to enter the markets served by ATC and CTC in 2009.

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

Carriers also pay fees for switched wholesale transport services in and out of Alaska. The rates for such services offered by and to any provider are currently governed by a federal law that is effective through December 31, 2009.  We cannot predict at this time the effect of the expiration of the applicable federal law, but a decrease in the rates for services would result in a reduction of revenues.

Access to Unbundled Network Elements. The ability to obtain unbundled network elements is an important element of our local access services business. We cannot predict the extent to which existing FCC rules governing access to and pricing for unbundled network elements will be sustained in the face of additional legal action and the impact of any further rules that are yet to be determined by the FCC. Moreover, the future regulatory classification of services that are transmitted over facilities may impact the extent to which we will be permitted access to such facilities.  Changes to the applicable regulations could result in a change in our cost of serving new and existing markets.

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

On May 22, 2006, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from regulation of interstate broadband and access services. On August 20, 2007, the FCC granted in part and denied in part the requested relief, requiring that ACS comply with certain safeguards to ensure the relief granted would not result in harm to consumers or competition.  On September 19, 2007, GCI and ACS both filed petitions for reconsideration on discrete findings in the order.  The petitions are pending and we cannot predict the final outcome of the proceeding at this time.  On October 22, 2008, ACS filed a petition to convert to price cap regulation the access services it provides in each of its operating areas.  We cannot predict at this time the outcome of the proceeding or the effect on our cost of purchasing ACS access services.

Universal Service. The USF pays subsidies to ETCs to support the provision of facilities-based wireline telephone service in high-cost areas. Under FCC regulations, we have qualified as a competitive ETC in the Anchorage, Fairbanks, Juneau, Matanuska-Susitna Valley, Ketchikan, and Glacier State service areas. Without ETC status, we would not qualify for USF subsidies in these areas or other rural areas where we propose to offer facilities-based wireline telephone services, and our net cost of providing local telephone services in these areas would be materially adversely affected.

On May 1, 2008, the FCC issued an order adopting the recommendation of the Federal State Joint Board on Universal Service (“Joint Board”) to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions were provided some relief.  On March 5, 2009, the FCC issued an additional order waiving a previously adopted limitation to the exception, the result of which is to provide uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions during the time the interim cap is in effect.  The uncapped support for tribal lands or Alaska Native regions and the cap for all other regions will be in place until the FCC takes action on proposals for long term reform.

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

The FCC has adopted rules to require cable operators to carry the digital programming streams of broadcast television stations. The FCC requirement that cable operators carry both the analog and digital programming streams of broadcast television stations while broadcasters are transitioning from analog to digital transmission does not apply to all-digital systems like ours.  Further, the FCC has declined to require any cable operator to carry multiple digital programming streams from a single broadcast television station, but should the FCC change this policy, we would be required to devote additional cable capacity to carrying broadcast television programming streams, a step that could require the removal of other programming services.

Cable System Delivery of Internet Service. The FCC has defined high-speed Internet over cable as an “information service” not subject to local cable-franchise fees, as cable service may be, or any explicit requirements for “open access.” The Supreme Court affirmed the FCC’s position in a decision issued in 2005.

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

Segregated Security for Set-top Devices. The FCC mandated, effective July 1, 2007, that all new set-top video navigation devices must segregate the security function from the navigation function. The new devices are more expensive than existing equipment, and compliance would increase our cost of providing cable services. A waiver has been granted to one small cable system conditioned upon, among other things, its commitment to fully digitize analog signals throughout its cable network. The FCC has also indicated that enforcement of the separate security requirement may be deferred with respect to small cable operators that meet certain criteria and are unable to receive compliant set-top devices in a timely manner from manufacturers. Subject to a waiver granted by the FCC on May 4, 2007, we may continue providing low-cost integrated set-top boxes to consumers to facilitate our transition to all-digital cable networks, which has been completed.

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

Interconnection. As of December 31, 2008, we have completed negotiation and the RCA has approved current direct wireless Interconnection Agreements between GCI and all of the ACS companies, Adak Eagle Enterprises, ASTAC, ATC, Bettles Telephone Company, CTC, Interior, Mukluk, and North Country Telephone Cooperative.  These are in addition to indirect interconnection arrangements utilized elsewhere.

Assignments or Transfers of Control. The FCC (and in some instances, the Department of Justice) must grant prior approval to any assignment or transfer of control of an FCC spectrum license. In 2008 the FCC approved the transfer of control of the AKD licenses and the Unicom cellular licenses, as well as the assignment of the Alaska Wireless licenses.

Universal Service. The USF pays subsidies to ETCs to support the provision of facilities-based wireless telephone service in high-cost areas. A wireless carrier may seek ETC status so that it can receive subsidies from the USF. Several wireless carriers, including us, have successfully applied to the RCA for ETC status in Alaska.  Under FCC regulations, GCI has qualified as a competitive ETC in the Mukluk, Ft. Wainwright/Eielson, and Adak service areas. Alaska DigiTel has qualified as a wireless ETC in the Anchorage, Fairbanks, Juneau, Matanuska-Susitna Valley, Ft. Wainwright/Eielson and Glacier State service areas.  Without ETC status, we would not qualify for USF subsidies in these areas or other rural areas where we propose to offer facilities-based wireless telephone services, and our net cost of providing wireless telephone services in these areas would be materially adversely affected.

On May 1, 2008, the FCC issued an order adopting the recommendation of the Joint Board to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions were provided some relief.  On March 5, 2009, the FCC issued an additional order waiving a previously adopted limitation to the exception, the result of which is to provide uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions during the time the interim cap is in effect.  The uncapped support for tribal lands or Alaska Native regions and the cap for all other regions will be in place until the FCC takes action on proposals for long term reform.

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

State and Local Regulation. While the Communications Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless carriers, it also permits a state to petition the FCC to allow it to impose commercial mobile radio service rate regulation when market conditions fail to adequately protect customers and such service is a replacement for a substantial portion of the telephone wireline exchange service within a state. No state currently has such a petition on file, and all prior efforts have been rejected. In addition, the Communications Act does not expressly preempt the states from regulating the “terms and conditions” of wireless service.

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

States have become more active in attempting to impose new taxes and fees on wireless carriers, such as gross receipts taxes. Where successful, these taxes and fees are generally passed through to our customers and result in higher costs to our customers.

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

Backlog of Orders and Inventory
As of December 31, 2008 and 2007, our Network Access segment had a backlog of data network orders of $11,000 and $40,000, respectively, which represents recurring monthly charges for data network services. As of December 31, 2008 and 2007, our Commercial segment had a backlog of data network orders of $35,000 and $19,000, respectively, which represents recurring monthly charges for data networks. We expect that all of the data network orders in backlog at the end of 2008 will be delivered during 2009.

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

Employees
We employed 1,628 persons as of January 2, 2009, and we are not party to union contracts with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

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

For the year ended December 31, 2008, we provided services to a major customer which generated revenues of 11.3% of our total 2008 revenues. This customer is free to seek out long-distance communications services from our competitors upon expiration of its contracts in December 2009 or earlier upon the occurrence of certain contractually stipulated events including a default, the occurrence of a force majeure event, or a substantial change in applicable law or regulation under the applicable contract. Additionally, the contracts provide for periodic reviews to assure that the prices paid by our major customer for its services remain competitive.

Mergers and acquisitions in the communications industry are relatively common. If a change in control of our major customer were to occur it would not permit it to terminate its existing contracts with us without a negotiated settlement, but it could in the future result in the termination of or a material adverse change in our relationships with this customer.

In addition, our major customer’s need for our long-distance services depends directly upon its ability to obtain and retain its own long-distance and wireless customers and upon the needs of those customers for long-distance services.

The loss of our major customer, a material adverse change in our relationships with it or a material loss of or reduction in its long-distance customers would have a material adverse effect on our financial position, results of operations and liquidity.

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

Local Access Services. Our success in the local telephone market depends on our continued ability to obtain interconnection, access and related services from local exchange carriers on terms that are reasonable and that are based on the cost of providing these services. Our local telephone services business faces the risk of the impact of the implementation of current regulations and legislation, unfavorable changes in regulation or legislation or the introduction of new regulations. Our ability to enter into the local telephone market depends on our negotiation or arbitration with local exchange carriers to allow interconnection to the carrier’s existing local telephone network, to establish dialing parity, to obtain access to rights-of-way, to resell services offered by the local exchange carrier, and in some cases, to allow the purchase, at cost-based rates, of access to unbundled network elements. In some Alaska markets, it also depends on our ability to gain interconnection at economic costs. Future arbitration proceedings with respect to new or existing markets could result in a change in our cost of serving these markets via the facilities of the ILEC or via wholesale offerings.

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

Wireless Services. The licensing, construction, operation, sale and interconnection arrangements of wireless communications systems are regulated by the FCC and, depending on the jurisdiction, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to:

·	How radio spectrum is used by licensees;
·	The nature of the services that licensees may offer and how such services may be offered; and
·	Resolution of issues of interference between spectrum bands.

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

The USF pays subsidies to ETCs to support the provision of facilities-based wireline and wireless telephone service in high-cost areas. Under FCC regulations, GCI has qualified as a competitive ETC in the Anchorage, Fairbanks, Juneau, Matanuska-Susitna, Ketchikan, Fort Wainwright/Eielson, and Glacier State service areas and as a wireless ETC in the Mukluk, Ft. Wainwright/Eielson and Adak service areas. Alaska DigiTel has qualified as a wireless ETC in the Anchorage, Fairbanks, Juneau, Matanuska-Susitna Valley, Ft. Wainwright/Eielson and Glacier State service areas.  Without ETC status, we would not qualify for USF subsidies in these areas or other rural areas where we propose to offer facilities-based wireline and wireless telephone services. Loss of our ETC status could have an adverse effect on our business, financial position, results of operations or liquidity.

Revenues from universal service and access charges may be reduced or lost.

The USF pays subsidies to ETCs to support the provision of local access service in high-cost areas. Without ETC status, we would not qualify for USF subsidies in the areas in which we qualify or other rural areas where we propose to offer local access services, and our revenue for providing local access services in these areas would be materially adversely affected.

On May 1, 2008, the FCC issued an order adopting the recommendation of the Joint Board to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions were provided some relief.  On March 5, 2009, the FCC issued an additional order waiving a previously adopted limitation to the exception, the result of which is to provide uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions during the time the interim cap is in effect.  The uncapped support for tribal lands or Alaska Native regions and the cap for all other regions will be in place until the FCC takes action on proposals for long term reform.

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

Unfavorable general economic conditions in the United States could have a material adverse effect on our financial position, results of operations and liquidity.

Unfavorable general economic conditions, including the current recession in the United States and the recent financial crisis affecting the banking system and financial markets, could negatively affect our business.  While it is often difficult for us to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services.  One or more of these circumstances could cause our revenue to decline.  Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us.  If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase.  For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our financial position, results of operations, or liquidity, as well as our ability to service debt, pay other obligations and enhance shareholder returns.  Congress has approved a stimulus package to help improve the economy, however, we are unable to predict the success or outcome of programs created in the stimulus plan.

Our businesses are currently geographically concentrated in Alaska. Any deterioration in the economic conditions in Alaska could have a material adverse effect on our financial position, results of operations and liquidity.

We offer voice, data and wireless communication and video services to customers primarily in Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon natural resource industries, in particular oil production, as well as tourism, and government spending, including substantial amounts for the United States military. Any deterioration in these markets could have an adverse impact on the demand for communication and cable television services and on our results of operations and financial condition. In addition, the customer base in Alaska is limited. Alaska has a population of approximately 670,000 people, 54% of whom are located in the Anchorage and Matanuska-Susitna Borough region. We have already achieved significant market penetration with respect to our service offerings in Anchorage and in other locations in Alaska.

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

We offer wireless mobile services over our own facilities and by distributing other providers’ wireless mobile services. We offer wireless local telephone services over our own facilities, and have purchased personal communications system, or PCS, and local multipoint distribution system, or LMDS, wireless broadband licenses in FCC auctions covering markets in Alaska. In 2007 we acquired a substantial ownership interest in Alaska DigiTel and in 2008 we acquired the remaining ownership interest in Alaska DigiTel (see “Part I — Item 1 — Business — Development of our Business during the Past Fiscal Year — Alaska DigiTel Acquisition” for more information.")    Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon their approval of our initial acquisition completed in January 2007.  We have fewer subscribers to our wireless services than to our other service offerings. Currently the geographic coverage of our wireless services is smaller than the geographic coverage of our other services. Some of our competitors offer or propose to offer an integrated bundle of communications, entertainment and information services, including wireless services. If we are unable to continue to expand our wireless facilities and further develop our wireless services, we may not be able to meet the needs of customers who desire such services, and our competitors who offer these services would have an advantage. This could result in the loss of market share for our other service offerings.

As a PCS and LMDS licensee, we are subject to regulation by the FCC, and must comply with certain build-out and other conditions of the licenses, as well as with the FCC’s regulations governing the PCS and LMDS services. The FCC renewed our PCS Block B license in 2005 for an additional 10-year term.  The PCS Block A licenses held by Alaska DigiTel expire in 2015, and we expect their renewal in the normal course.  Our LMDS license was renewed in 2008 for an additional 10-year term, with a four-year extension of the initial build-out period.

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

We serve many rural and remote Alaska locations solely via satellite communications. Each of our C-band and Ku-band satellite transponders is backed up on the same spacecraft with multiple backup transponders. The primary spacecrafts we use to provide voice, data and Internet services to our rural Alaska customers is Intelsat’s Galaxy 18 for C-band and Intelsat's Horizons 1 for Ku-band, but we also lease capacity on two other spacecraft for services we provide, SES Americom’s AMC-7 and AMC-8.

We also lease one 36 MHz transponder on SES Americom's AMC-7 spacecraft.  We use this transponder to distribute multi-channel, digitally encoded video programming and services to remote locations within Alaska.  We may use this transponder along with two others that we reserve on AMC-7 to restore service during any fiber outage that may occur in our network.

We may not be able to successfully complete integration of the businesses we acquired in 2008.

The continuing process of integrating the operations of Alaska DigiTel, UUI, Unicom and Alaska Wireless with ours may cause interruptions of or loss of momentum in our business and financial performance.    Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon their approval of our initial acquisition completed in January 2007.  The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the companies’ operations may have an adverse effect on our business, financial condition, or results of operations.  We may also incur additional and unforeseen expenses in connection with the integration efforts.  There can be no assurance that the expense savings and synergies that we anticipate from the acquisitions will be realized fully or will be realized within the expected timeframe.

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

Under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we must test our goodwill and other intangible assets with indefinite lives for impairment at least annually. Our cable certificate and wireless license assets are our only indefinite-lived intangible assets other than goodwill as of December 31, 2008. Our cable certificate and wireless license assets are tested annually for impairment, and are tested for impairment more frequently if events and circumstances such as, but not limited to an extended decline in our stock price or a significant decrease in future expected cash flows indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  Our goodwill assets are tested annually for impairment, and are tested for impairment more frequently if events and circumstances such as, but not limited to an extended decline in our stock price or a significant decrease in future expected cash flows indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  Impairment testing of these assets in future periods may result in a material, non-cash write-down of these assets and could have a material adverse impact on our results of operations.

Our significant debt could adversely affect our business and prevent us from fulfilling our obligations under our senior notes.

We have and will continue to have a significant amount of debt. On December 31, 2008, we had total debt of $817.2 million. Our high level of debt could have important consequences, including the following:

·
Use of a large portion of our cash flow to pay principal and interest on our senior notes, the senior secured credit facility and our other debt, which will reduce the availability of our cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

·	Increase our vulnerability to general adverse economic and industry conditions;
·	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
·	Restrict us from making strategic acquisitions or exploiting business opportunities;
·	Make it more difficult for us to satisfy our obligations with respect to the senior notes and our other debt;
·	Place us at a competitive disadvantage compared to our competitors that have less debt; and
·	Limit, along with the financial and other restrictive covenants in our debt, among other things, our ability to borrow additional funds, dispose of assets or pay cash dividends.

In addition, a substantial amount of our debt bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our financial position, results of operations or liquidity.

We will require a significant amount of cash to service our debt, complete our planned network expansion, complete acquisitions and to meet other obligations. Our ability to generate cash depends on many factors beyond our control. If we are unable to meet our future capital needs it may be necessary for us to curtail, delay or abandon our business growth plans.  If we incur significant additional indebtedness to fund our plans, it could cause a decline in our credit rating and could increase our borrowing costs or limit our ability to raise additional capital.

We will continue to require a significant amount of cash for our planned wireless network expansion, to satisfy our debt service requirements and to meet other obligations.  To meet our capital needs we may incur additional debt in the future.  Our ability to make payments on and to refinance our debt and to fund planned capital expenditures and acquisitions will depend on our ability to generate cash and to arrange additional financing in the future. These abilities are subject to, among other factors, our credit rating, our financial performance, general economic conditions, prevailing market conditions, the state of competition in our market, the outcome of certain legislative and regulatory issues and other factors that may be beyond our control. Our ability to obtain suitable financing when needed has become more difficult due to the downturn in economic conditions in 2008 and 2009 and our failure to obtain suitable financing could, among other things, result in our inability to continue to expand our business and meet competitive challenges.  If we incur significant additional indebtedness, or if we do not continue to generate sufficient cash from our operations, our credit rating could be adversely affected, which would likely increase our future borrowing costs and could affect our ability to access capital.

The terms of our debt impose restrictions on us that may affect our ability to successfully operate our business and our ability to make payments on the senior notes.

The indenture governing our senior notes contains and/or the credit agreement governing our senior secured credit facility contains covenants that, among other things, limit our ability to:

·	Incur additional debt and issue preferred stock;
·	Pay dividends or make other restricted payments;
·	Make certain investments;
·	Create liens;
·	Allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments to us;
·	Sell assets;
·	Merge or consolidate with other entities; and
·	Enter into transactions with affiliates.

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

Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices.  Purported class actions and other lawsuits have been filed against numerous other wireless carriers seeking not only damages but also remedies that could increase the cost of doing business.  We cannot be sure of the outcome of those cases or that the industry will not be adversely affected by litigation of this nature or public perception about health risks.  The actual or perceived risk of mobile communications devices could adversely affect us through a reduction in subscribers.  Further research and studies are ongoing, and we cannot be sure that additional studies will not demonstrate a link between radio frequency emissions and health concerns.

Additionally, new government regulations on the use of a wireless device while driving may affect us through a reduction in subscribers.  Studies have indicated that using wireless devices while driving may impair a driver’s attention.  Many state and local legislative bodies have passed or proposed legislation to restrict the use of wireless telephones while driving vehicles.  Concerns over safety and the effect of future legislation, if adopted and enforced in the areas we serve, could limit our ability to market and sell our wireless services and decrease our revenue from customers who now use their wireless telephones while driving.  Litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of wireless telephone use while driving could result in adverse publicity and further governmental regulation.  Any of these results could have a material adverse effect on our financial position, results of operations or liquidity.

A significant percentage of our voting securities are owned by a small number of shareholders and these shareholders can control shareholder decisions on very important matters.

As of December 31, 2008, our executive officers and directors and their affiliates owned 4.7% of our combined outstanding Class A and class B common stock, representing 17.1% of the combined voting power of that stock. These shareholders can significantly influence, if not control, our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to the Board.

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

Our management has determined that as of December 31, 2008, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  For a detailed description of these material weaknesses and our remediation efforts and plans, see “Part II — Item 9A — Controls and Procedures.”  If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

General
Our properties do not lend themselves to description by location of principal units. Our investment in property and equipment in our consolidated operations consisted of the following at December 31:

	2008	2007
Telephone distribution systems	60.1%	63.6%
Cable television distribution systems	14.4%	16.2%
Support equipment	10.7%	10.8%
Property and equipment under capital leases	7.6%	0.3%
Construction in progress	4.0%	6.9%
Land and buildings	2.4%	1.4%
Transportation equipment	0.8%	0.8%
Total	100.0%	100.0%

It is not practicable to allocate our properties to our operating segments since many of our properties are employed by more than one segment to provide common services and products.  Additionally our properties are managed at the consolidated company level rather than at the segment level.

These properties consist primarily of undersea and land-based fiber-optic networks, switching equipment, satellite transponders and earth stations, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, routers, servers, transportation equipment, computer equipment and general office equipment. Land and buildings consist of land, land improvements and landing stations and other buildings. Substantially all of our properties secure our Senior Credit Facility. See note 6 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information.

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

Our construction in progress totaled $54.1 million at December 31, 2008, consisting of long-distance, video, local, wireless and Internet services, and support systems projects that were incomplete at December 31, 2008. Our construction in progress totaled $69.4 million at December 31, 2007, consisting of long-distance, video, local and Internet services, and support systems projects that were incomplete at December 31, 2007. The property, plant and equipment included in construction in progress at December 31, 2008 are expected to be placed in service in 2009.

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

Additions to property and equipment and construction in progress including non-cash capital expenditures for 2004 through 2008 were as follows (in millions):

2004	$112.6
2005	$81.2
2006	$105.1
2007	$154.5
2008	$328.9

We expect our 2009 expenditures for property and equipment for our core operations, including construction in progress to total $115.0 million to $120.0 million, depending on available opportunities, available credit, and the amount of cash flow we generate during 2009.  We have made capital and operating purchase commitments totaling $54.8 million at December 31, 2008. A majority of the expenditures are expected to expand, enhance and modernize our current networks, facilities and operating systems, and to develop other businesses.

We funded our normal business capital requirements through internal sources during 2008 and, to the extent necessary, from external financing sources. We expect expenditures for 2009 to be financed through internal sources and, to the extent necessary through external financing sources.

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

Item 3. Legal Proceedings

Except as set forth in this item, neither the Company, its property nor any of its subsidiaries or their property is a party to or subject to any material pending legal proceedings. We are parties to various claims and pending litigation as part of the normal course of business. We are also involved in several administrative proceedings and filings with the FCC and state regulatory authorities. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business. In addition, the FCC's Office of Inspector General has initiated an investigation of our compliance with program rules and requirements under certain USF programs.  The request covers the period beginning January 1, 2004 through August 31, 2008, and relates to amounts received by Alaska DigiTel and its affiliates during that period.  Management believes these matters would not have a materially adverse affect on our business or financial position, results of operations or liquidity.

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2008 to a vote of security holders, through the solicitation of proxies or otherwise.

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

	Class A		Class B
	High	Low	High	Low
2007:
First Quarter	$16.10	13.64	15.10	14.20
Second Quarter	$15.20	12.42	14.80	12.00
Third Quarter	$14.00	11.03	14.05	12.10
Fourth Quarter	$12.47	7.51	11.85	8.00
2008:
First Quarter	$8.44	5.09	8.75	4.50
Second Quarter	$8.31	6.03	8.00	3.00
Third Quarter	$10.78	6.82	10.60	5.70
Fourth Quarter	$8.87	5.32	8.60	3.00

Holders
As of December 31, 2008 there were 2,176 holders of record of our Class A common stock and 385 holders of record of our Class B common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

Dividends
We have never paid cash dividends on our common stock, and we have no present intention of doing so. Payment of cash dividends in the future, if any, will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations. Our existing bank loan agreements contain provisions that limit payment of dividends on common stock, other than stock dividends (see note 6 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information).

Stock Transfer Agent and Registrar
BNY Mellon Shareowner Services is our stock transfer agent and registrar.

Performance Graph
The following graph includes a line graph comparing the yearly percentage change in our cumulative total shareholder return on our Class A common stock during the five-year period 2004 through 2008. This return is measured by dividing (1) the sum of (a) the cumulative amount of dividends for the measurement period (assuming dividend reinvestment, if any) and (b) the difference between our share price at the end and the beginning of the measurement period, by (2) the share price at the beginning of that measurement period. This line graph is compared in the following graph with two other line graphs during that five-year period, i.e., a market index and a peer index.

The market index is the Center for Research in Securities Price Index for the Nasdaq Stock Market for United States companies. It presents cumulative total returns for a broad based equity market assuming reinvestment of dividends and is based upon companies whose equity securities are traded on the Nasdaq Stock Market. The peer index is the Center for Research in Securities Price Index for Nasdaq Telecommunications Stock. It presents cumulative total returns for the equity market in the telecommunications industry segment assuming reinvestment of dividends and is based upon companies whose equity securities are traded on the Nasdaq Stock Market. The line graphs represent annual index levels derived from compounding daily returns.

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

Prepared by Zacks Investment Research Inc. All indexes used with permission. All rights reserved.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS PERFORMANCE GRAPH FOR GENERAL COMMUNICATION, INC., NASDAQ STOCK MARKET INDEX FOR UNITED STATES COMPANIES, AND NASDAQ TELECOMMUNICATIONS STOCK[1,2,3,4]
Measurement Period (Fiscal Year Covered)	Company ($)	Nasdaq Stock Market Index for U.S. Companies ($)	Nasdaq Telecommunications Stock ($)

FYE 12/31/03	100.0	100.0	100.0
FYE 12/31/04	126.9	108.8	106.6
FYE 12/31/05	118.7	111.2	101.3
FYE 12/31/06	180.8	122.1	133.3
FYE 12/31/07	100.6	132.4	118.5
FYE 12/31/08	93.0	63.8	68.1

[1]	The lines represent annual index levels derived from compounded daily returns that include all dividends.
[2]	The indexes are reweighted daily, using the market capitalization on the previous trading day.
[3]	If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
[4]	The index level for all series was set to $100.00 on December 31, 2003.

Item 6. Selected Financial Data

The following table presents selected historical information relating to financial condition and results of operations over the past five years.

		Years ended December 31,
		2008	2007	2006	2005	2004
(Amounts in thousands except per share amounts)
Revenues		$575,442	520,311	477,482	443,026	424,826
Income (loss) before income tax expense and cumulative effect of a change in accounting principle		$(792)	25,895	34,253	36,835	38,715
Cumulative effect of a change in accounting principal, net of income tax expense of $44 in 2006	$	---	---	64	---	---
Net income (loss)		$(1,869)	13,733	18,520	20,831	21,252
Net income (loss) available to common shareholders		$(1,869)	13,733	18,520	18,325	19,749
Basic net income (loss) available to common shareholders per common share		$(0.04)	0.26	0.34	0.34	0.35
Diluted net income (loss) available to common shareholders per common share		$(0.04)	0.23	0.33	0.33	0.34
Total assets		$1,335,301	984,233	914,659	873,775	849,191
Long-term debt, including current portion and net of unamortized discount		$716,831	538,398	489,462	475,840	437,137
Obligations under capital leases, including current portion		$100,329	2,851	2,857	672	39,661

Redeemable preferred stock:
Series B	$	---	---	---	4,249	4,249
Series C	$	---	---	---	---	---
Total stockholders’ equity		$258,915	252,955	245,473	243,620	234,270
Dividends declared per common share		$0.00	0.00	0.00	0.00	0.00

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the allowance for doubtful receivables, unbilled revenues, accrual of the USF high-cost area program subsidy, share-based compensation, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, our effective tax rate, purchase price allocations, the accrual of Cost of Goods Sold, depreciation, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

We reclassified $16.7 million and $12.7 million of network maintenance and operations expense from selling, general and administrative expense to Cost of Goods Sold for 2007 and 2006, respectively.  We believe this change in presentation more closely aligns our maintenance and operations components to the nature of expenses included in our financial statement captions.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this Form 10-K.

General Overview

Through our focus on long-term results, acquisitions, and strategic capital investments, we strive to consistently grow our revenues and expand our margins. We have historically met our cash needs for operations, regular capital expenditures and maintenance capital expenditures through our cash flows from operating activities. Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities.  The ongoing weakness in the national economy and credit market turmoil continue to negatively impact consumer confidence and spending. If these trends continue, they could lead to reductions in consumer spending which could impact our revenue growth.  We believe the Alaska economy continues to perform well compared to most other states at the current time. Mortgage foreclosure rates in Alaska are the lowest in the nation and the commercial real estate market is steady. Alaska appears to be relatively well positioned to weather recessionary pressures despite the recent steep decline in energy prices. The State of Alaska has large cash reserves that should enable it to maintain its budget for at least the next two fiscal years. This is important for Alaska’s economy as the State is the largest employer and second largest source of gross state product. The majority of our revenue is driven by the strength of the Alaska economy which appears relatively well positioned to weather the recessionary pressures, nonetheless we cannot predict the impact the economic crisis may have on us.

Our five reportable segments are Consumer, Network Access, Commercial, Managed Broadband and Regulated Operations.  Our reportable segments are business units that offer different products, are each managed separately, and serve distinct types of customers.  The Network Access segment provides services to other common carrier customers and the Managed Broadband segment provides services to rural school districts, hospitals and health clinics.  Effective June 1, 2008, we purchased 100% of the outstanding stock of UUI and Unicom.  The financial results of the long-distance, local access and Internet services sold to consumer and commercial customers of certain of these acquired companies are reported in the Regulated Operations segment.  The financial results of the long-distance services sold to other common carrier customers and the managed broadband services components of certain of these acquired companies are included in the Network Access and Managed Broadband Services segments, respectively.  Effective July 1, 2008, we closed on our purchase of 100% of the ownership interests of Alaska Wireless whose results are included in the Consumer segment.

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

We estimate that our December 31, 2008, 2007 and 2006 total lines in service represent a statewide market share of 33%, 28% and 26%, respectively. At December 31, 2008, 2007 and 2006 71.6%, 53.8% and 36.8%, respectively, of our lines, including the lines of UUI at December 31, 2008, are provided on our own facilities.

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

We are continuing to expand our local access service areas and will offer service in these new areas using a combination of methods. To a large extent, we plan to use our existing fiber and coaxial cable networks to deliver local access services. Where we do not have our own facilities, we may resell other carriers’ services, lease portions of an existing carrier’s network or seek wholesale discounts.

We plan to continue to deploy DLPS lines which utilize our coaxial cable facilities. This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.

On May 1, 2008, the FCC issued an order adopting the recommendation of the Joint Board to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions were provided some relief.  On March 5, 2009, the FCC issued an additional order waiving a previously adopted limitation to the exception, the result of which is to provide uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions during the time the interim cap is in effect.  The uncapped support for tribal lands or Alaska Native regions and the cap for all other regions will be in place until the FCC takes action on proposals for long term reform.

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

Video Services and Products
We generate cable services revenues from three primary sources: (1) digital programming services, including monthly basic and premium subscriptions, pay-per-view movies, video on demand and one-time events, such as sporting events; (2) equipment rentals; and (3) advertising sales.

Our cable systems serve 40 communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau.  We transmit an entirely digital signal for all cable television channels in all markets we serve as of December 31, 2008.

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

Our cable service offerings are bundled with various combinations of our long-distance, local access, and Internet services. Value-added premium services are available for additional charges.

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

Managed Services
We design, sell, install, service and operate, on behalf of certain customers, communications and computer networking equipment and provide field/depot, third party, technical support, communications consulting and outsourcing services. We also supply integrated voice and data communications systems incorporating interstate and intrastate digital data networks, point-to-point and multipoint private network and small earth station services. There are a number of competing companies in Alaska that actively sell and maintain data and voice communications systems.

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

We offer wireless services by selling services over our own facilities and reselling AT&T Mobility's services under the GCI brand name and by selling services over our own facilities under the Alaska DigiTel and Alaska Wireless brand names. We compete against AT&T Mobility, ACS, MTA, and resellers of those services in Anchorage and other markets.  The GCI and Alaska DigiTel brands compete against each other.

In December 2007 we signed an agreement with AT&T Mobility that provides for an orderly transition of our wireless customers from the AT&T Mobility network in Alaska to our wireless facilities. The agreement requires our customers to be on our wireless network by June 30, 2009, but allows our customers to use the AT&T Mobility network for roaming during the transition period.  The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the AT&T Mobility network in Alaska with our own wireless facilities. We started transitioning our customers to our wireless facilities in November 2008.

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

We acquired the remaining minority interest in Alaska DigiTel for a total consideration of $10.4 million effective August 18, 2008.  We now own 100% of Alaska DigiTel.  Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon their approval of our initial acquisition completed in January 2007.  In conjunction with this acquisition we paid $1.8 million to terminate the management agreement entered into upon our acquisition of 82% of the equity interest of Alaska DigiTel in January 2007.  The termination cost is recorded in selling, general and administrative expense during the year ended December 31, 2008.

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

				Percentage Change [1]	Percentage Change [1]
				2008	2007
	Year Ended December 31,			vs.	vs.
(Unaudited)	2008	2007	2006	2007	2006
Statements of Operations Data:
Revenues:
Consumer segment	44.5%	43.0%	37.5%	14.4%	24.9%
Network Access segment	26.7%	31.4%	34.9%	(5.9%)	(1.9%)
Commercial segment	19.9%	20.1%	22.2%	9.6%	(1.2%)
Managed Broadband segment	6.4%	5.5%	5.4%	28.7%	10.2%
Regulated Operations segment	2.5%	0.0%	0.0%	NM	NM
Total revenues	100.0%	100.0%	100.0%	10.6%	9.0%
Selling, general and administrative expenses	36.6%	33.8%	33.3%	19.7%	10.6%
Depreciation and amortization expense	19.9%	16.8%	17.2%	30.5%	6.7%
Operating income	8.3%	11.8%	14.1%	(22.0%)	(9.2%)
Other expense, net	8.4%	6.8%	6.9%	37.6%	6.6%
Income (loss) before income taxes and cumulative effect of a change in accounting principle in 2006	(0.1%)	5.0%	7.2%	(96.9%)	(24.4%)
Income (loss) before cumulative effect of a change in accounting principle in 2006	(0.3%)	2.6%	3.9%	(113.6%)	(25.6%)
Net income (loss)	(0.3%)	2.6%	3.9%	(113.6%)	(25.9%)
________________________________
1  Percentage change in underlying data.

NM – Not meaningful.
________________________________

Year Ended December 31, 2008 (“2008”) Compared to Year Ended December 31, 2007 (“2007”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 10.6% from $520.3 million in 2007 to $575.4 million in 2008.  Revenue increases in our Consumer, Commercial, Managed Broadband and Regulated Operations segments were partially off-set by decreases in our Network Access segment.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 3.7% from $195.8 million in 2007 to $203.1 million in 2008. Cost of Goods Sold increases in our Consumer, Commercial, Managed Broadband and Regulated Operations segments were partially off-set by decreases in our Network Access segment.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 44.5% of 2008 consolidated revenues. The components of Consumer segment revenue are as follow (amounts in thousands):

			Percentage
	2008	2007	Change
Voice	$47,042	46,212	1.8%
Video	105,238	96,327	9.3%
Data	42,692	34,230	24.7%
Wireless	60,660	46,733	29.8%
Total Consumer segment revenue	$255,632	223,502	14.4%

Consumer segment Cost of Goods Sold represented 44.3% of 2008 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2008	2007	Change
Voice	$18,121	20,364	(11.0%)
Video	40,279	34,301	17.4%
Data	6,554	5,313	23.4%
Wireless	24,899	28,721	(13.3%)
Total Consumer segment Cost of Goods Sold	$89,853	88,699	1.3%

Consumer segment adjusted EBITDA, representing 34.5% of 2008 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2008	2007	Change
Consumer segment adjusted EBITDA	$58,949	46,808	25.9%

Selected key performance indicators for our Consumer segment follow:

	December 31,		Percentage
	2008	2007	Change
Voice:
Long-distance subscribers[1]	88,600	89,900	(1.5%)
Long-distance minutes carried (in millions)	128.6	135.8	(5.3%)
Total local access lines in service[2]	80,700	74,400	8.5%
Local access lines in service on GCI facilities[2]	68,700	50,700	35.5%

Video:
Basic subscribers[3]	132,500	128,000	3.5%
Digital programming tier subscribers[4]	71,900	65,800	9.3%
HD/DVR converter boxes[5]	67,800	50,200	35.1%
Homes passed	229,300	224,700	2.1%
Average monthly gross revenue per subscriber[6]	$67.40	$64.01	5.3%

Data:
Cable modem subscribers[7]	94,400	88,000	7.3%

Wireless:
Wireless lines in service[8]	88,700	70,000	26.7%

Average monthly gross revenue per subscriber[9]	$55.23	$58.29	(5.3%)

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
5 A high definition/digital video recorder (“HD/DVR”) converter box is defined as one box rented by a digital programming or basic tier subscriber. A digital programming or basic tier subscriber is not required to rent an HD/DVR converter box to receive service.
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

Consumer Segment Revenues
The increase in voice revenue is primarily due to a $2.8 million or 14.9% increase in the monthly local service network access fee and subscriber line charges as a result of increased local access lines partially offset by a $854,000 or 16.0% decrease in recognized support from the USAC primarily due to a change in our revenue accrual estimation to more precisely consider changes in FCC reimbursement and to consider uncertainties we believe may impact the amount of reimbursement we will receive.

The increase in video revenue is primarily due to the following:

·	A 7.4% increase in programming services revenue to $84.5 million in 2008 primarily resulting from an increase in basic and digital programming tier subscribers in 2008, and
·	A 19.1% increase in equipment rental revenue to $19.4 million in 2008 primarily resulting from our customers’ increased use of our HD/DVR converter boxes.

The increase in data revenue is primarily due to a 26.4% increase in cable modem revenue to $36.4 million due to increased subscribers and their selection of more value-added features.

The increase in wireless revenue is primarily due to an increase in the number of wireless subscribers and receipt of interstate common line support for prior periods.  Due to the uncertainty in our ability to retroactively claim reimbursement under the program, we accounted for this payment as a gain contingency and, accordingly, recognized revenue only upon receipt of payment when realization was certain.

Consumer Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to cost savings resulting from the increased deployment of local access services DLPS lines on our own facilities during 2008 and decreased voice minutes carried.

The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered over our HD/DVR converter boxes due to the increased number of boxes in service, and increased subscribers.

The data Cost of Goods Sold increase is primarily due to increased internet circuit costs due to increased usage by customers and an increased number of cable modem subscribers.

The decrease in wireless Cost of Goods Sold is primarily due to decreased costs due to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility as described in "Part I – Item 1 – Development of our Business During the Past Fiscal Year."  The decrease was partially off-set by costs associated with the increased number of wireless subscribers described above.

Consumer Segment Adjusted EBITDA
The increase in adjusted EBITDA was primarily due to increased margin resulting from increased subscribers for most product lines in 2008 and reduced wireless Cost of Goods Sold as described in “Consumer Segment Cost of Goods Sold” above.  The increased margin was partially offset by an increase in the selling, general and administrative expense that was allocated to our Consumer segment primarily due to an increase in the 2007 segment margin upon which the allocation is based.

See note 10 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Network Access Segment Overview
Network access segment revenue represented 26.7% of 2008 consolidated Revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2008	2007	Change
Voice	$79,744	96,896	(17.7%)
Data	71,414	61,199	16.7%
Wireless	2,663	5,282	(49.6%)
Total Network Access segment revenue	$153,821	163,377	(5.9%)

Network Access segment Cost of Goods Sold represented 19.9% of 2008 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2008	2007	Change
Voice	$27,149	31,042	(12.5%)
Data	11,539	12,081	(4.5%)
Wireless	1,638	745	119.9%
Total Network Access segment Cost of Goods Sold	$40,326	43,868	(8.1%)

Network Access segment adjusted EBITDA, representing 43.0% of 2008 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2008	2007	Change
Network Access segment adjusted EBITDA	$73,647	82,441	(10.7%)

Selected key performance indicators for our Network Access segment follow:

	December 31,		Percentage
	2008	2007	Change
Voice:
Long-distance minutes carried (in millions)	1,094	1,251	(12.5%)

Data:
Total Internet service provider access lines in service[1]	1,800	2,600	(30.8%)

1 An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues
The decrease in voice revenue is primarily due to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility as described in "Part I – Item 1 – Development of our Business During the Past Fiscal Year."  The voice revenue decrease also resulted from an 8% decrease in our average rate per minute on billable minutes carried for our common carrier customers and the transition of voice traffic to dedicated networks.  The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% rate decrease mandated by federal law which will result in annual rate decreases of 3.0%.

The increase in data revenue is primarily due to an increase in circuits sold and from other common carriers moving switched voice services to data networks.

The decrease in wireless revenue results primarily from a decrease in our rate per minute on billable minutes carried for customers roaming on our network.

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to decreased long-distance minutes carried.  Partially offsetting this decrease is the absence of an $879,000 favorable adjustment based upon a refund for which negotiations were completed in 2007.  In the course of business, we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

The decrease in data Cost of Goods Sold is primarily due to the absence of $878,000 in costs to repair breaks in our undersea and terrestrial fiber-optic cable systems in 2007 that did not recur in 2008.

Network Access Segment Adjusted EBITDA
The adjusted EBITDA decrease was primarily due to decreased margin resulting from the decreased rate per minute on billable minutes carried for our common carrier customers.  The decreased margin was partially offset by an increase in data circuits sold in 2008.

See note 10 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Commercial Segment Overview
Commercial segment revenue represented 19.9% of 2008 consolidated revenues. The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2008	2007	Change
Voice	$29,398	30,761	(4.4%)
Video	9,604	8,018	19.8%
Data	70,068	61,052	14.8%
Wireless	5,590	4,809	16.2%
Total Commercial segment revenue	$114,660	104,640	9.6%

Commercial segment Cost of Goods Sold represented 29.3% of 2008 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2008	2007	Change
Voice	$19,581	20,225	(3.2%)
Video	1,551	1,616	(4.0%)
Data	34,391	27,469	25.2%
Wireless	3,957	4,182	(5.4%)
Total Commercial segment Cost of Goods Sold	$59,480	53,492	11.2%

Commercial segment adjusted EBITDA, representing 12.1% of 2008 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2008	2007	Change
Commercial segment adjusted EBITDA	$20,710	16,164	28.1%

Selected key performance indicators for our Commercial segment follow:

	December 31,		Percentage
	2008	2007	Change
Voice:
Long-distance subscribers[1]	9,700	10,500	(7.6%)
Total local access lines in service[2]	46,200	43,100	7.2%
Local access lines in service on GCI facilities [2]	18,700	12,500	49.6%
Long-distance minutes carried (in millions)	129.5	131.3	(1.3%)

Data:
Cable modem subscribers[3]	8,900	8,500	4.7%

Wireless:
Wireless lines in service[4]	7,600	7,300	4.1%

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

Commercial Segment Revenues
The decrease in voice revenue is primarily due to decreased long-distance subscribers and decreased voice minutes carried partially off-set by increased local access lines in service.

The increase in video revenue is primarily due to an increase in sales of cable advertising services due to the summer Olympics programming and state and federal political advertising.

Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support. This latter category can vary significantly based on project activity.  The increase in data revenue is primarily due to a $6.8 million or 23.1% increase in managed services project revenue, and a $2.7 million or 18.6% increase in Internet revenue primarily due to increased dedicated access service and enterprise data network service sales, and a non-recurring $500,000 credit issued to a customer in June 2007.

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

Commercial Segment Adjusted EBITDA
The adjusted EBITDA increase was primarily due to increased margin resulting from increased dedicated access service and enterprise data network service sales, additional managed services projects and increased subscribers for most product lines in 2008.

See note 10 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and adjusted EBITDA represented 6.4%, 5.1% and 8.3% of 2008 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Selected key performance indicators for our Managed Broadband segment follow:

	December 31,		Percentage
	2008	2007	Change
Managed Broadband segment:
SchoolAccess® customers	54	51	5.9%
Rural health customers	53	21	152.4%

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 28.7% to $37.0 million in 2008 as compared to 2007. The increase is primarily due to increased circuits purchased by our Rural Health and SchoolAccess® customers and revenue totaling $4.8 million from our acquisition of Unicom effective June 1, 2008.  The Rural Health customer increase from 2007 to 2008 is primarily due to the addition of numerous customers with low recurring revenues.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased 5.4% to $10.3 million in 2008 primarily due to costs associated with the increased revenue.

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment adjusted EBITDA increased 70.9% to $14.2 million in 2008 primarily due to an increase in the margin resulting from increased circuits sold to our rural health and SchoolAccess® customers.

See note 10 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Regulated Operations Segment Overview
Regulated Operations segment revenue represented 2.5% of 2008 consolidated revenues, Cost of Goods Sold represented 1.5% of 2008 consolidated Cost of Goods Sold and adjusted EBITDA represented 2.1% of 2008 consolidated adjusted EBITDA. The Regulated Operations segment includes voice, data and wireless services.

Selected key performance indicators for our Regulated Operations segment follow:

	December 31,		Percentage
	2008	2007	Change
Voice:
Long-distance subscribers[1]	900	NA	NA
Long-distance minutes carried (in thousands)	844	NA	NA
Total local access lines in service[2]	12,100	NA	NA

1  A long-distance subscriber is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.
2  A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.
NA – Not Applicable

Regulated Operations Segment Revenues
We completed our acquisition of UUI and Unicom effective June 1, 2008.  In connection with this acquisition, we recognized revenues of $21.1 million from the acquired operations during 2008 with $14.3 million recorded in the Regulated Operations segment and the remaining revenues recorded in the Network Access and Managed Broadband segments.

Regulated Operations Segment Cost of Goods Sold
In connection with our acquisition of UUI and Unicom we recognized Cost of Goods Sold of $4.2 million during 2008 with $3.1 million recorded in the Regulated Operations segment and the remaining Cost of Goods Sold recorded in the Network Access and Managed Broadband segments.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment adjusted EBITDA was $3.6 million in 2008.

See note 10 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 19.7% to $210.3 million in 2008 primarily due to the following:

·	A $15.8 million increase in labor costs,
·	$7.5 million in additional expense resulting from our June 1, 2008, acquisition of UUI and Unicom,
·	A $2.3 million increase in our share-based compensation expense,
·
Upon our acquisition of the remaining 18% of Alaska DigiTel we paid $1.8 million to terminate the management agreement entered into in January 2007, when we acquired 82% of the outstanding shares of Alaska DigiTel,

·	A $1.8 million increase in our company-wide success sharing bonus accrual in 2008,
·	A $1.4 million increase in our facilities lease expense, and
·	$1.2 million in additional expense incurred in 2008 for the conversion of our customers' wireless phones to our facilities.

The selling, general and administrative expenses increase is partially off-set by a $1.4 million decrease in bad debt expense primarily due to improvements in our collections of consumer accounts receivable.

As a percentage of total revenues, selling, general and administrative expenses increased to 36.6% in 2008 from 33.8% in 2007, primarily due to the net increases described above without a proportional increase in revenues.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 30.5% to $114.4 million in 2008. The increase is primarily due to our $112.7 million investment in equipment and facilities placed into service during 2007 for which a full year of depreciation was recorded in 2008, the $322.3 million investment in equipment and facilities placed into service during the year ended December 31, 2008 for which a partial year of depreciation was recorded in 2008, and a $12.0 million depreciation charge in 2008 to reflect a decrease in the estimated useful life of certain assets decommissioned in 2008.

Effective January 1, 2008, we prospectively changed our accounting policy for recording depreciation on our property and equipment placed in service. For assets placed in service on or after January 1, 2008, we are using a mid-month convention to recognize depreciation expense. Previous to this change, we used the half-year convention to recognize depreciation expense in the year an asset was placed in service, regardless of the month the property and equipment was placed in service. We believe the mid-month convention is preferable because it results in more precise recognition of depreciation expense over the estimated useful life of the asset. No retroactive adjustment has been made. As a result of this accounting change, our reported amount of depreciation expense has decreased $521,000, our reported operating income has increased $521,000, and our reported net loss has decreased $214,000. Our change in accounting policy would not have changed our reported basic or diluted EPS in 2008.

Other Expense, Net
Other expense, net of other income, increased 37.6% to $48.5 million in 2008 primarily due to the following:

·
A $13.9 million increase in interest expense to $48.3 million in 2008 due to a $6.4 million increase in interest expense on our Senior Credit Facility to $17.7 million resulting from additional debt from the Additional Incremental Term Loan agreement beginning in May 2008 and the increased interest rate on our Senior Credit Facility beginning May 2008,

·	$3.9 million in additional interest expense resulting from the Galaxy 18 capital lease commencing in May 2008,
·	A loss of $921,000 relating to the fair value change on derivative instruments was reported in interest expense, and
·	$906,000 of additional interest expense as a result of our acquisition of UUI in June 2008.

The increases described above are partially offset by an increase in capitalized interest from $3.3 million in 2007 to $4.2 million in 2008.

Income Tax Expense
Income tax expense totaled $1.1 million and $12.2 million in 2008 and 2007, respectively. Our effective income tax rate increased from 47.0% in 2007 to 136.0% in 2008 primarily due to the large amount of permanent differences in 2008 as compared to our net loss before income tax expense.

At December 31, 2008, we have (1) tax net operating loss carryforwards of $160.9 million that will begin expiring in 2011 if not utilized, and (2) alternative minimum tax credit carryforwards of $3.1 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $67.3 million associated with income tax net operating losses that were generated from 1995 to 2008, and that expire from 2011 to 2028, and with charitable contributions that were converted to net operating losses in 2004 through 2007, and that expire in 2024 through 2027, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 49% to 51% in the year ended December 31, 2009.

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

Total Cost of Goods Sold increased 15.8% from $169.1 million in 2006 to $195.8 million in 2007. Cost of Goods Sold increased in all of our segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 43.0% of 2007 consolidated revenues. The components of Consumer segment revenue are as follow (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$46,212	45,625	1.3%
Video	96,327	90,226	6.8%
Data	34,230	29,406	16.4%
Wireless	46,733	13,694	241.3%
Total Consumer segment revenue	$223,502	178,951	24.9%

Consumer segment Cost of Goods Sold represented 45.3% of 2007 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$20,364	22,165	(8.1%)
Video	34,301	31,124	10.2%
Data	5,313	4,489	18.4%
Wireless	28,721	13,885	106.9%
Total Consumer segment Cost of Goods Sold	$88,699	71,663	23.8%

Consumer segment adjusted EBITDA representing 30.5% of 2007 consolidated adjusted EBITDA is as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Consumer segment adjusted EBITDA	$46,808	32,550	43.8%

Selected key performance indicators for our Consumer segment follow:

	December 31,		Percentage
	2007	2006	Change
Voice:
Long-distance subscribers[1]	89,900	89,800	0.1%
Long-distance minutes carried (in millions)	135.8	141.9	(4.3%)
Total local access lines in service[2]	74,400	66,200	12.4%
Local access lines in service on GCI facilities[2]	50,700	31,400	61.5%

Video:
Basic subscribers[3]	128,000	124,000	3.2%
Digital programming tier subscribers[4]	65,800	58,700	12.1%
HD/DVR converter boxes[5]	50,200	29,200	71.9%
Homes passed	224,700	219,900	2.2%
Average monthly gross revenue per subscriber[6]	$64.01	$61.57	4.0%

Data:
Cable modem subscribers[7]	88,000	78,500	12.1%

Wireless:
Wireless lines in service[8]	70,000	24,400	186.9%
Average monthly gross revenue per subscriber[9]	$58.29	$52.21	11.6%

All footnote references correspond to the footnotes in the table under "Year Ended December 31, 2008 Compared to Year Ended December 31, 2007" – Consumer Segment Overview.

Consumer Segment Revenues
The increase in voice revenue is primarily due to a $991,000 or 15.8% increase in the monthly local service network access fee in April 2007 and a $508,000 or 4.6% increase due to increased local access lines partially offset by a $474,000 or 44.7% decrease in support from the USF Program.

The increase in video revenue is primarily due to the following:

·	A 22.7% increase in equipment rental revenue to $16.3 million in 2007 primarily resulting from our customers’ increased use of HD/DVR converter boxes, and
·
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

Consumer Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to cost savings resulting from the increased deployment of DLPS lines during the year ended December 31, 2007 and decreased voice minutes carried.

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

The data Cost of Goods Sold increase is primarily due to increased satellite costs due to increased usage by existing customers and an increased number of cable modem subscribers.

The wireless Cost of Goods Sold increase is primarily due to our January 1, 2007 acquisition of Alaska DigiTel and a $7.3 million or 52.8% increase in our wireless service Cost of Goods Sold related to increased wireless service revenue from our resale agreement.  Consumer segment wireless Cost of Goods Sold from our Alaska DigiTel investment totaled $6.4 million in 2007.

Consumer Segment Adjusted EBITDA
The increase in adjusted EBITDA was primarily due to increased margin resulting from increased subscribers for most product lines in 2007.  The increased margin was partially offset by an increase in the selling, general and administrative expense that was allocated to our Consumer segment primarily due to an increase in the 2006 segment margin upon which the allocation is based.

See note 10 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Network Access Segment Overview
Network access segment revenue represented 31.4% of 2007 consolidated Revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$96,896	110,834	(12.6%)
Data	61,199	55,637	10.0%
Wireless	5,282	---	NM
Total Network Access segment revenue	$163,377	166,471	(1.9%)

NM – Not meaningful.

Network Access segment Cost of Goods Sold represented 22.4% of 2007 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$31,042	30,390	2.1%
Data	12,081	9,567	26.3%
Wireless	745	---	NM
Total Network Access segment Cost of Goods Sold	$43,868	39,957	9.8%

NM – Not meaningful.

Network Access segment adjusted EBITDA, representing 53.6% of 2007 consolidated adjusted EBITDA is as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Network Access segment adjusted EBITDA	$82,441	93,450	(11.8%)

Selected key performance indicators for our Network Access segment follow:

	December 31,		Percentage
	2007	2006	Change
Voice:
Long-distance minutes carried (in millions)	1,251	1,317	(5.0%)

Data:
Total Internet service provider access lines in service[1]	2,600	3,100	(16.1%)

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

The Network Access segment wireless Cost of Goods Sold results from our January 1, 2007 acquisition of Alaska DigiTel.

Network Access Segment Adjusted EBITDA
The adjusted EBITDA decrease was primarily due to decreased margin resulting from the decreased rate per minute on billable minutes carried for our common carrier customers.  The decreased margin was partially offset by a decrease in the selling, general and administrative expense allocated to our Network Access segment primarily due to a decrease in the 2006 segment margin upon which the allocation is based.

See note 10 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Commercial Segment Overview
Commercial segment revenue represented 20.1% of 2007 consolidated revenues. The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$30,761	32,162	(4.4%)
Video	8,018	7,993	0.3%
Data	61,052	63,276	(3.5%)
Wireless	4,809	2,498	92.5%
Total Commercial segment revenue	$104,640	105,929	(1.2%)

Commercial segment Cost of Goods Sold represented 27.3% of 2007 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$20,225	21,640	(6.6%)
Video	1,616	1,442	12.1%
Data	27,469	24,619	11.6%
Wireless	4,182	2,608	60.4%
Total Commercial segment Cost of Goods Sold	$53,492	50,309	6.3%

Commercial segment adjusted EBITDA, representing 10.5% of 2007 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Commercial segment adjusted EBITDA	$16,164	21,164	(23.6%)

Selected key performance indicators for our Commercial segment follow:

	December 31,		Percentage
	2007	2006	Change
Voice:
Long-distance subscribers[1]	10,500	11,100	(5.4%)
Total local access lines in service[2]	43,100	41,900	2.9%
Local access lines in service on GCI facilities [2]	12,500	8,400	48.8%
Long-distance minutes carried (in millions)	131.3	131.8	(0.4%)

Data:
Cable modem subscribers[3]	8,500	7,800	9.0%

Wireless:
Wireless lines in service[4]	7,300	4,600	58.7%

All footnote references correspond to the footnotes in the table under "Year Ended December 31, 2008 Compared to Year Ended December 31, 2007" – Commercial Segment Overview.

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

Commercial Segment Adjusted EBITDA
The adjusted EBITDA decrease was primarily due to the decreased revenue discussed above without a similar decrease in expenses.

See note 10 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Managed Broadband Segment Overview
Managed Broadband segment revenue and Cost of Goods sold represented 5.5% and 5.0% of 2007 consolidated revenues and Cost of Goods Sold, respectively. Managed Broadband segment adjusted EBITDA represented 5.4% of 2007 consolidated adjusted EBITDA.

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

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased $2.6 million to $9.7 million from 2006 to 2007 primarily due to costs associated with the product sales and increased circuits purchased as discussed above.

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment adjusted EBITDA decreased $762,000 to $8.3 million in 2007 primarily due to an increase in Cost of Goods Sold resulting from increased circuits sold to our rural health and SchoolAccess® customers.

See note 10 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 10.6% to $175.8 million in 2007 primarily due to the following:

·	Recognition of $15.5 million in additional expense resulting from our January 1, 2007 acquisition of Alaska DigiTel,
·	A $3.8 million increase in labor and benefits costs, and
·
A $1.4 million increase in bad debt expense primarily due to the realization of recoveries for certain Managed Broadband services customers and MCI, Inc. (merged with Verizon Communications, Inc.) in 2006 through a reduction to bad debt expense which did not recur in 2007.

The selling, general and administrative expenses increase is partially off-set by the following:

·	A $2.2 million decrease in certain promotion expenses, and
·	A $658,000 decrease in our company-wide success sharing bonus accrual in 2007.

As a percentage of total revenues, selling, general and administrative expenses increased to 33.8% in 2007 from 33.3% in 2006, primarily due to the net increases described above without a proportional increase in revenues.

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

Other Expense, Net
Other expense, net of other income, increased 6.6% to $35.3 million in 2007 primarily due to the following:

·	A $2.5 million or 7.2% increase in interest costs due to an increase in our average outstanding debt balance in 2007 as compared to 2006,
·	A $1.3 million or 70.5% decrease in interest income in 2007 resulting from a decrease in our average cash and cash equivalents balance in 2007 as compared to 2006, and
·	In the third quarter of 2007, we substantially modified our Senior Credit Facility resulting in loan fee expense of $611,000.

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

Our capital expenditures including non-cash additions by standard reporting category in 2008, 2007 and 2006 follow (amounts in thousands):

	2008	2007	2006
Line extensions	$35,813	62,984	24,126
Customer premise equipment	22,821	23,554	14,771
Scalable infrastructure	2,985	4,749	1,062
Upgrade/rebuild	2,705	1,451	4,145
Commercial	2,206	392	138
Support capital	1,277	1,317	1,146
Sub-total	67,807	94,447	45,388
Remaining reportable segments capital expenditures	261,063	64,569	59,672
	$328,870	159,016	105,060

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable service facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At December 31, 2008, 2007 and 2006 we had 133,400, 129,000 and 125,300 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At December 31, 2008, 2007 and 2006 we had 327,200, 295,200 and 249,300 revenue generating units, respectively.

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

Global capital and credit markets have recently experienced increased volatility and disruption. Despite this volatility and disruption, we continue to have full access to our Senior Credit Facility.  Although there can be no assurances in these difficult economic times that financial institutions will continue to provide financing, we believe that the lenders participating in our credit facilities will be willing and able to provide financing to us in accordance with their legal obligations under our credit facilities. While our short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund capital expenditures and acquisitions as opportunities arise, the current decline in the global financial markets may negatively impact our ability to access the capital markets in a timely manner and on attractive terms, which may have a negative impact on our ability to grow our business.

We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for 2008 and 2007, are summarized as follows:

	2008	2007
Operating activities	$175,335	110,288
Investing activities	(290,967)	(175,087)
Financing activities	132,462	20,226
Net increase (decrease) in cash and cash equivalents	$16,830	(44,573)

Operating Activities
The increase in cash flows provided by operating activities is due primarily to a $49.2 million increase in long-term deferred revenue due to cash received from IRU capacity agreements.

Investing Activities
The increase in cash flows used for investing activities is due primarily to 2008 cash expenditures of $221.5 million for property and equipment, including construction in progress, the purchase of the stock of the UUI and Unicom subsidiaries of UCI for $40.2 million, net of cash received, the purchase of the remaining minority interest in Alaska DigiTel for $10.4 million, and the purchase of the stock of Alaska Wireless for $14.5 million.

Financing Activities
The increase in cash flows provided by financing activities is due primarily to borrowing of $144.5 million in 2008.

Senior Notes
We have outstanding Senior Notes of $317.4 million at December 31, 2008. We pay interest of 7.25% on the Senior Notes and they are due in 2014. The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the term of the Senior Notes.

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

The Senior Notes restrict GCI, Inc. and certain of its subsidiaries from incurring debt, but permits debt under the Senior Credit Facility and vendor financing as long as our leverage ratio does not exceed 6.0 to one.  In addition, certain other debt is permitted regardless of our leverage ratio, including debt under the Senior Credit Facility not exceeding (and reduced by certain stated items):

·	$250.0 million, reduced by the amount of any prepayments, or
·	3.0 times earnings before interest, taxes, depreciation and amortization for the last four full fiscal quarters of GCI, Inc. and its subsidiaries.

The Senior Notes limit the ability of our subsidiaries to make cash dividend payments to GCI.

Semi-annual interest payments of $11.6 million are payable in February and August of each year.

The Senior Notes are structurally subordinate to our Senior Credit Facility.

Our Senior Notes’ key debt covenants require our Total Leverage Ratio (as defined) be 6.0:1.0 or less and our Senior Leverage Ratio (as defined) be 3.0:1.0 or less if our Senior Debt (as defined) is greater than $250.0 million.

We were in compliance with all Senior Notes loan covenants at December 31, 2008.

Senior Credit Facility
The Senior Credit Facility includes a $360.0 million term loan, including the Additional Incremental Term Loan discussed below, and a $100.0 million revolving credit facility with a $25.0 million sublimit for letters of credit. Our term loan is fully drawn.

In May 2008, we signed an agreement to add an Additional Incremental Term Loan of $145.0 million to our then existing Senior Credit Facility.  The Additional Incremental Term Loan will become due under the same terms and conditions as set forth in the existing Senior Credit Facility.

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

The commitment fee we are required to pay on the unused portion of the commitment is 0.5%.

Substantially all of the Company's assets collateralize the Senior Credit Facility.

$145.0 million was drawn on the Additional Incremental Term Loan at the time of the debt modification.  We used $30.0 million of the proceeds to repay the revolver portion of our Senior Credit Facility and our loan proceeds were reduced by $2.9 million for an original issue discount and $1.5 million for bank and legal fees associated with the new term loan.  We borrowed $10.0 million under our revolving credit facility in October 2008 and we have letters of credit outstanding totaling $4.0 million, which leaves $86.0 million available for borrowing under the revolving credit facility as of December 31, 2008 if needed.

The Term Loan allows for the repurchase of our common stock under our buyback program when our total debt leverage is below 4.0 times adjusted EBITDA. The amendment revised various financial covenants in the agreement and made conforming changes to various covenants to permit our 2008 acquisitions.  Additionally, our loan proceeds were reduced by $2.9 million for an original issue discount.  The discount on the term loan is being amortized into interest expense using the effective interest method.

Borrowings under the Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items.  At December 31, 2008 we were in compliance with all loan covenants relating to our Senior Credit Facility.

Our Senior Credit Facility, which was further amended in October 2008 to allow an additional $15.0 million in capital expenditures for the year ended December 31, 2008, also limits the amount of capital expenditures, excluding acquisitions that we can incur each year.

If our capital expenditures for a given year are less than the maximum, the difference between the amount incurred and the maximum capital expenditure limitation may be carried over to the following year if certain levels of EBITDA are met.

The transaction in May 2008 to add an Additional Incremental Term Loan of up to $145.0 million to our existing Senior Credit Facility was a partial substantial modification of our existing Senior Credit Facility resulting in a $667,000 write-off of previously deferred loan fees during the twelve months ended December 31, 2008 in our Consolidated Statement of Operations.  Deferred loan fees of $58,000 associated with the portion of our existing Senior Credit Facility determined not to have been substantially modified continue to be amortized over the remaining life of the Senior Credit Facility.

Additionally, in connection with the Additional Incremental Term Loan, we paid bank fees and other expenses of $1.6 million during 2008, of which $527,000 were immediately expensed in 2008 and $1.1 million were deferred and are being amortized over the remaining life of the Senior Credit Facility.

In connection with the October 2008 amendment to the Senior Credit Facility, we paid loan fees of $453,000 which are being amortized over the remaining life of the Senior Credit Facility.  The October amendment to the Senior Credit Facility was determined not to be a substantial modification.

Rural Utilities Services and CoBank Mortgage Note Payable
We acquired long-term debt of $43.6 million upon our acquisition of UUI and Unicom effective June 1, 2008.  As of December 31, 2008, the long-term debt consists of $35.3 million from the Rural Utility Services (“RUS”) and $3.5 million mortgage note payable due to CoBank.  The long-term debt is due in monthly installments of principal based on fixed rate amortization schedules.  The interest rates on the various loans to which this debt relates range from 2.0% to 6.76%.  Through UUI and Unicom, we have $9.9 million available for borrowing for specific capital expenditures under existing borrowing arrangements.  At December 31, 2008 we were in compliance with all loan covenants relating to our RUS and CoBank debt.  Substantially all of the assets of our subsidiaries, UUI and Unicom are collateral for the amounts due to RUS and CoBank.

Total Long-term Debt
As of December 31, 2008 maturities of long-term debt were as follows (amounts in thousands):

Years ending December 31,
2009	$8,425
2010	8,657
2011	188,147
2012	176,323
2013	4,749
2014 and thereafter	335,585
721,886
Less unamortized discount paid on Senior Notes	2,589
Less unamortized discount paid on Senior Credit Facility	2,466
Less current portion of long-term debt	8,425
$708,406

See note 6 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a discussion of our debt.

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

The Intelsat Galaxy 18 C-band and Ku-Band transponders are being leased over an expected term of 14 years. The present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, is $98.6 million. We have recorded a capital lease obligation and an addition to our Property and Equipment at December 31, 2008.

In June 2008 Galaxy XR was taken out of service resulting in the removal of the remaining $8.8 million net book value and the recognition of an $8.8 million warranty receivable.  We applied $8.4 million of the warranty receivable to offset our cash obligation relating to the capital lease during the year ended December 31, 2008, resulting in an outstanding warranty receivable of $465,000 as of December 31, 2008.

A summary of estimated future minimum lease payments for this lease follows (amounts in thousands):

Years ending December 31:
2009	$11,160
2010	11,160
2011	11,160
2012	11,160
2013	11,160
2014 and thereafter	93,930
Total minimum lease payments	$149,730

Working Capital
Capital Expenditures
Our cash expenditures for property and equipment, including construction in progress, totaled $221.5 million and $153.0 million during the years ended December 31, 2008 and 2007, respectively. Our capital expenditures requirements in excess of approximately $25.0 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2009 expenditures for property and equipment for our core operations, including construction in progress to total $115.0 million to $120.0 million, depending on available opportunities and the amount of cash flow we generate during 2009.

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

During 2007 Alaska DigiTel and GCI signed an agreement with a customer to build-out Alaska DigiTel's CDMA network to provide expanded roaming area coverage.  If we fail to meet the schedule, the customer has the right to terminate the agreement and we may be required to pay up to $16.0 million as liquidated damages.  We expect to meet the deadlines imposed by the build-out schedule and therefore expect our expenditures to result in an expansion of our wireless facilities rather than payment of the liquidated damages. We spent $28.1 million in 2008 to partially complete the CDMA network build-out.

On July 31, 2006, through our subsidiary GCC we entered into an agreement to purchase IRU capacity in the Kodiak-Kenai Cable Company, LLC’s marine-based fiber optic cable system linking Anchorage to Kenai, Homer, Kodiak and Seward, Alaska. The new system was placed into service in December 2006. We accepted the first installment of our IRU capacity in December 2006. We have committed to purchase a minimum of $5.0 million to $5.5 million in additional IRU capacity in two installments through 2011.

We have entered into an agreement to purchase hardware and software capable of providing wireless service to small markets in rural Alaska as a reliable substitute for standard wire line service.  The agreement has a total commitment of $20.6 million.  We paid $3.8 million and $3.5 million in 2008 and 2007, respectively, and expect to pay $4.8 million and $5.1 million during 2009 and 2010, respectively.

In 2008 and 2007 we paid $22.8 million and $2.5 million, respectively, for submarine cable, amplifiers and line terminal equipment for our Southeast Alaska submarine fiber optic system project. In addition to providing the equipment for the new submarine line, the contracts include additional equipment to upgrade the Alaska United West submarine cable system and also include an option to increase capacity on the Alaska United East submarine cable system.

Operating Leases
A summary of estimated future minimum lease payments for operating leases follows (amounts in thousands):

Years ending December 31:
2009	$16,401
2010	8,703
2011	7,387
2012	5,601
2013	4,797
2014 and thereafter	17,429
Total minimum lease payments	$60,318

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class B common stock. The Term Loan agreement entered into in May 2008 and described above allows for the repurchase of our common stock under our buyback program when our total debt leverage is below 4.0 times adjusted EBITDA.  Under the buyback program we had made repurchases of $68.9 million through December 31, 2007.  During the year ended December 31, 2008 we repurchased no shares of our Class A and B common stock.  In 2008 we retired 540,000 shares of our Class A common stock, all of which were repurchased in 2007.

Other Expenditures and Commitments
Effective January 1, 2007 we invested $29.5 million in Alaska DigiTel in exchange for an 81.9% equity interest. We funded the transaction from existing cash balances and by drawing down $15.0 million under the revolving portion of our Senior Credit Facility.  In August 2008, we acquired the remaining minority interest in Alaska DigiTel for total consideration of $10.4 million.

In June 2008, we purchased the stock of the UUI and Unicom, telecommunications subsidiaries of UCI, for $40.6 million, net of cash received.  We funded the transaction by drawing down additional debt.

In July 2008, we purchased all of the interests in Alaska Wireless for $14.5 million.  We funded the transaction by drawing down additional debt.

We received cash of $46.0 million for long-haul fiber capacity IRU agreements that were signed in 2008.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner.  We will implement SFAS No. 160 on January 1, 2009.  We do not expect the adoption of this standard to have a material impact on our statement of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  We will implement SFAS No. 161 on January 1, 2009.  We do not expect the adoption of this standard to have a material impact on our statement of operations, financial position or cash flows.

In April 2008, FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s financial condition and results of operations.

On January 1, 2008, we partially adopted SFAS No. 157 “Fair Value Measurements,” which did not have a material impact on our consolidated financial statements. We partially adopted SFAS No. 157 due to the issuance of FSP FASB 157-2, “Effective Date of FASB Statement No. 157.”  SFAS No. 157 defines fair value, establishes a common framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements for assets and liabilities. SFAS No. 157 does not require additional assets or liabilities to be accounted for at fair value beyond that already required under other U.S. GAAP accounting standards. FSP No. 157-2 deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Included in the scope of FSP No. 157-2 are nonfinancial assets and liabilities acquired in business combinations and impaired assets. The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We continue to assess the deferred portion of SFAS No. 157.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 requires that unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and included in the computation of EPS pursuant to the two-class method of SFAS No. 128, “Earnings per Share.” We will implement FSP EITF 03-6-1 on January 1, 2009.  All prior-period EPS data presented shall be adjusted retrospectively to conform to this FSP. This FSP is not anticipated to have a material impact on our EPS attributable to common stockholders.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP 157-3 is effective immediately and did not have an impact on the Company upon adoption.  See note 11 for information and related disclosures regarding the Company’s fair value measurements.

Critical Accounting Policies

Our accounting and reporting policies comply with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of our financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with our Audit Committee.

Those policies considered to be critical accounting policies for the year ended December 31, 2008 are described below.

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

Impairment and Useful Lives of Intangible Assets
We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS No. 141, “Business Combinations.”  Goodwill and indefinite-lived assets such as our cable certificates and wireless licenses are not amortized but are subject, at a minimum, to annual tests for impairment and quarterly evaluations of whether events and circumstances continue to support an indefinite useful life as required by SFAS No. 142, “Goodwill and Other Intangible Assets.”  Other intangible assets are amortized over their estimated useful lives primarily using the straight-line method, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount as required by SFAS No. 142 and SFAS No. 144. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of the applicability of quoted market prices in active markets and, if quoted market prices are not available and/or are not applicable, how the acquired asset will perform in the future using a discounted cash flow analysis. Estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, performance compared to peers, material and ongoing negative economic trends, and specific industry or market sector conditions. In determining the reasonableness of cash flow estimates, we review historical performance of the underlying asset or similar assets in an effort to improve assumptions utilized in our estimates. In assessing the fair value of goodwill and other intangibles, we may consider other information to validate the reasonableness of our valuations including third-party assessments. These evaluations could result in a change in useful lives in future periods and could result in write-down of the value of intangible assets. Our cable certificates, wireless licenses and goodwill assets are our only indefinite-lived intangible assets and because of the significance of these assets to our consolidated balance sheet, our annual and quarterly impairment analyses and quarterly evaluations of remaining useful lives are critical. Any changes in key assumptions about the business and its prospects, changes in market conditions or other externalities, or recognition of previously unrecognized intangible assets for impairment testing purposes could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

For the period from January 1, 2008 to December 31, 2008, the U.S. financial markets have been impacted by continued deterioration in economic conditions. Should economic conditions in the State of Alaska and other indicators deteriorate such that they impact our ability to achieve levels of forecasted operating results and cash flows, should our stock price and market capitalization decline below our book value for a sustained period of time, or should other events occur indicating the carrying value of goodwill and intangible assets might be impaired, we would test our intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value.  Any future impairment charges could have a material adverse effect on our results of operations.

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

Valuation Allowance for Net Operating Loss Deferred Tax Assets
Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  We have recorded deferred tax assets of $67.3 million associated with income tax net operating losses that were generated from 1995 to 2008, and that expire from 2011 to 2028, and with charitable contributions that were converted to net operating losses in 2004 through 2007, and that expire in 2024 through 2027, respectively.  Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of $3.1 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. We have not recorded a valuation allowance on the deferred tax assets as of December 31, 2008 based on management’s belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

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

Geographic Concentration and the Alaska Economy

We offer voice, data and wireless telecommunication services and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and of our operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. A significant part of the Alaska economy is the state government.  All of the federal funding and the majority of investment revenues are dedicated for specific purposes, leaving oil revenues as the primary source of general operating revenues for the State of Alaska. The State of Alaska reported in fiscal 2008 that oil revenues, federal funding revenues, and investment revenues supplied 93%, 5% and 2%, respectively, of the State's unrestricted revenues. In fiscal 2009 state economists forecast that Alaska’s oil revenues, federal funding and investment revenues will supply 87%, 8% and 5%, respectively, of the state’s total projected unrestricted revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of 0.72 million barrels produced per day in fiscal 2008. The state forecasts the production rate to decline from 0.69 million barrels produced per day in fiscal 2009 to 0.59 million barrels produced per day in fiscal 2018.

Market prices for North Slope oil averaged $96.51 in fiscal 2008 and are forecasted to average $77.66 in fiscal 2009. The closing price per barrel was $37.68 on February 2, 2009. To the extent that actual oil prices vary materially from the State’s projected prices, the State’s projected revenues and deficits will change. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state’s revenue forecast.

The State of Alaska maintains the Constitutional Budget Reserve Fund (“CBRF”) that is intended to fund budgetary shortfalls. If the State’s current projections are realized and no surpluses are deposited into the CBRF it will be depleted in December 2020. The date the CBRF is depleted is highly influenced by the price of oil. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance the budget. The governor of the State of Alaska and the Alaska legislature continue to evaluate cost cutting and revenue enhancing measures.

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

Deployment of a natural gas pipeline from the State of Alaska’s North Slope to the Lower 48 States has been proposed to supplement natural gas supplies. There are two competing companies that are studying the economic viability of a natural gas pipeline, which depends upon the price of and demand for natural gas.

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

The United States Army Corps of Engineers awarded a construction contract and construction of test bed facilities began in 2002. As of January 2009 a total of thirty ground-based missile interceptors have been placed in underground silos.

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

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market. The customer base in Alaska is limited, however, with a population of approximately 670,000 people. The State of Alaska’s population is distributed as follows:

·	42% are located in the Municipality of Anchorage,
·	13% are located in the Fairbanks North Star Borough,
·	12% are located in the Matanuska-Susitna Borough,
·	8% are located in the Kenai Peninsula Borough,
·	5% are located in the City and Borough of Juneau, and
·      The remaining 20% are located in other communities across the State of Alaska.

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

Schedule of Certain Known Contractual Obligations

The following table details future projected payments associated with certain known contractual obligations as of December 31, 2008:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(Amounts in thousands)
Long-term debt	$721,886	8,424	196,804	181,072	335,586
Interest on long-term debt	195,987	44,037	87,324	53,026	11,600
Capital lease obligations, including interest	160,431	11,646	23,328	23,474	101,983
Operating lease commitments	60,318	16,401	16,089	10,399	17,429
Purchase obligations	54,826	25,134	24,412	5,280	---
Total contractual obligations	$1,193,448	105,642	347,957	273,251	466,598

For long-term debt included in the above table, we have included principal payments on our Senior Credit Facility and Senior Notes. Interest on amounts outstanding under our Senior Credit Facility is based on variable rates. We used the current rate paid on the Senior Credit Facility to estimate our future interest payments. Our Senior Notes require semi-annual interest payments of $11.6 million through February 2014. For a discussion of our Senior Notes and Senior Credit Facility see note 6 in the accompanying “Notes to Consolidated Financial Statements.”

Capital lease obligations include our obligation to lease transponder capacity on Galaxy 18.  For a discussion of our capital and operating leases, see note 13 in the accompanying “Notes to Consolidated Financial Statements.”

Purchase obligations include a commitment to purchase hardware and software capable of providing wireless service to small markets in rural Alaska of $21.4 million.  The contract associated with this commitment is non-cancelable. Purchase obligations also include open purchase orders for goods and services for capital projects and normal operations totaling $11.7 million which are not included in our Consolidated Balance Sheets at December 31, 2008, because the goods had not been received or the services had not been performed at December 31, 2008. The open purchase orders are cancelable.

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

Our Senior Credit Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at LIBOR plus 4.25% or less depending upon our Total Leverage Ratio (as defined). Should the LIBOR rate change, our interest expense will increase or decrease accordingly. In July 2008, we entered into an interest rate cap agreement with a two year term to limit the LIBOR rate on $180.0 million of variable interest rate debt to 4.5%.  The agreement is being accounted for as a derivative under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities."   As of December 31, 2008, we have borrowed $360.1 million subject to interest rate risk. On this amount, each 1% increase in the LIBOR interest rate would result in $3.6 million of additional gross interest cost on an annualized basis.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page 89. Our supplementary data is filed under Item 7, beginning on page 52.

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

Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting" (Item 9A(b)), we have identified material weaknesses in our internal control over financial reporting. Because of these material weaknesses, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO).

We acquired UUI, Unicom and Alaska Wireless during 2008, and have excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, UUI’s, Unicom’s and Alaska Wireless’ internal control over financial reporting associated with total assets of $108.9 million and total revenues of $23.4 million included in our consolidated financial statements as of and for the year ended December 31, 2008.  Goodwill and intangible assets associated with these acquisitions totaled $28.1 million as of December 31, 2008, and the internal control over financial reporting associated with such goodwill and intangible assets has been subjected to our assessment of effectiveness.

Based on our evaluation of the effectiveness of our internal control over financial reporting, our management concluded that as of December 31, 2008, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses:

·
Our entity-level control related to the selection and application of accounting policies in accordance with GAAP was not designed to include policies and procedures to periodically review our accounting policies to ensure ongoing GAAP compliance. This led to ineffective procedures for recording depreciation expense which caused material errors in interim financial reporting which were corrected through the restatement of our 2007 interim financial information.

·
The internal control over financial reporting at Alaska DigiTel does not include activities adequate to i) timely identify changes in financial reporting risks, ii) monitor the continued effectiveness of controls, and iii) does not include staff with adequate technical expertise to ensure that policies and procedures necessary for reliable interim and annual financial statements are selected and applied. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon their approval of our initial acquisition completed in January 2007. These control deficiencies in our Alaska DigiTel business represent material weaknesses in our internal control over financial reporting and led to the failure to timely identify and respond to triggering events which necessitated a change in useful life of depreciable assets to ensure reporting in accordance with GAAP. These material weaknesses led to errors in our interim financial reporting which were corrected through the restatement of our interim financial information for the March 31 and June 30, 2008 quarterly periods.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2008, which is included in Item 8 of this Form 10-K.

(c) Managements Plan for Remediation of Material Weaknesses

As previously disclosed under “Item 9(A) – Controls and Procedures” in our Annual Report on Form 10-K/A #2 for the year ended December 31, 2007, we concluded that our internal control over financial reporting was not effective. During 2008, we implemented the activities described below to remediate certain material weaknesses which existed as of December 31, 2007.

Information technology program development and change controls over the unified billing system and the interface with the general ledger were not designed effectively. As a result, our automated interface between the unified billing system and the general ledger was not appropriately configured. In addition, our management review control over unreconciled transactions recorded in accounts receivable general ledger accounts was not designed at the level of precision to detect and correct errors that could be material to annual or interim financial statements. As a result of these deficiencies, errors existed in our accounts receivable and revenues that were corrected prior to the issuance of our Annual Report on Form 10-K/A #2 for the year ended December 31, 2007.  In 2008 we remediated the material weaknesses associated with the unified billing system by taking the following actions:

·	We enhanced the design of our detective monitoring control over of the recording of receivables and revenues by:
1) Performing the monitoring at a level of precision to detect all transactions that could aggregate to a material component of the account balances, and
2) Ensuring differences identified during the monitoring process are resolved in a timely manner.
·
With regards to our system development and change controls we incorporated more thorough end-user testing of developments and changes to ensure the outputs of transactions processed are recorded correctly in the general ledger before the system changes are implemented, and

·
Our management review control over unreconciled transactions recorded in accounts receivable general ledger accounts has been designed at the level of precision to detect and correct errors that could be material to annual or interim financial statements.

Our policies and procedures to ensure that our accounting personnel are sufficiently trained on technical accounting matters did not operate effectively. More specifically, our accounting personnel did not have the necessary knowledge and training to adequately account for and disclose certain share-based compensation awards in accordance with Statement of Financial Accounting Standard No.123(R), Share-Based Payment. In addition, our accounting personnel lacked adequate training on the operation of certain aspects of the software used to calculate our share-based compensation expense. As a result of these deficiencies, errors existed in our share-based compensation expense that were corrected prior to the issuance of our Annual Report on Form 10-K/A #2 for the year ended December 31, 2007. In 2008 we completed the final steps to remediate the share-based payments material weakness by implementing the following controls:

·
Independently recalculating shared-based compensation expense on a sample of options and restricted stock awards on a quarterly basis and comparing the expense to the amounts reported by our stock option plan administration software to validate correct settings were entered into the software. This independent verification is reviewed and approved on a quarterly basis, and

·
Requiring our staff to continue to attend training related to the application of SFAS No. 123(R), “Share-Based Payment,” and related interpretations and obtain further training in using our stock option plan administration software as appropriate.

In 2008 we remediated the material weakness associated with our policies and procedures for the recording of depreciation expense during interim reporting periods that were not designed to ensure reporting in accordance with GAAP by revising our accounting policies and implementing procedures to ensure depreciation is recorded consistent with GAAP for interim and annual reporting periods.

As described in Item 9(b) above our entity-level control related to the selection and application of accounting policies in accordance with GAAP was not designed to include policies and procedures to periodically review our accounting policies to ensure ongoing GAAP compliance. Although we began to remediate this material weakness in June 2008, by expanding our accounting policy documentation we have not had sufficient time to fully implement the control changes necessary to ensure a misstatement of interim or annual financial reporting does not occur. We will continue to remediate this deficiency in 2009 by implementing policies and procedures to periodically review our accounting policies to ensure ongoing GAAP compliance.

As previously disclosed under “Item 4(a) – Controls and Procedures” in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, we concluded that our internal control over financial reporting was not effective related to internal control over financial reporting at Alaska DigiTel, as described in Item 9(b) above.

We have made progress towards remediation with the acquisition of the Alaska DigiTel minority interest on August 18, 2008, which gave us 100% ownership and control over this subsidiary.  During the fourth quarter of 2008 we made progress towards integrating Alaska DigiTel into our financial reporting process by replacing the accounting management with GCI accounting management.  During the first quarter of 2009 we will integrate the internal control over financial reporting at Alaska DigiTel by including Alaska DigiTel’s accounting process in our general ledger system.  Additionally, Alaska DigiTel will become subject to the improvements we anticipate due to the fourth quarter of 2008 expansion of our accounting policy documentation and the 2009 implementation of a procedure to periodically review our accounting policies to ensure ongoing GAAP compliance.

We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. See “Part I — Item 1A — Risk Factors.”

(d) Changes in Internal Control Over Financial Reporting

In the fourth quarter of 2008 we completed remediation of certain material weaknesses by implementing the changes in internal control over financial reporting described below.

We remediated the material weaknesses associated with the unified billing system by taking the following actions:

·	We enhanced the design of our detective monitoring control over of the recording of receivables and revenues by:
1) Performing the monitoring at a level of precision to detect all transactions that could aggregate to a material component of the account balances, and
2) Ensuring differences identified during the monitoring process are resolved in a timely manner.
·
With regards to our system development and change controls we incorporated more thorough end-user testing of developments and changes to ensure the outputs of transactions processed are recorded correctly in the general ledger before the system changes are implemented, and

·
Our management review control over unreconciled transactions recorded in accounts receivable general ledger accounts has been designed at the level of precision to detect and correct errors that could be material to annual or interim financial statements.

We completed the final steps to remediate the share-based payments material weakness by independently recalculating shared-based compensation expense on a sample of options and restricted stock awards on a quarterly basis and comparing the expense to the amounts reported by our stock option plan administration software to validate correct settings were entered into the software. This independent verification is reviewed and approved on a quarterly basis.

We remediated the material weakness associated with our policies and procedures for the recording of depreciation expense during interim reporting periods that were not designed to ensure reporting in accordance with GAAP by revising our accounting policies and implementing procedures to ensure depreciation is recorded consistent with GAAP for interim and annual reporting periods.

Except as described above there were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers and compliance with Section 16(a) of the Exchange Act appearing under the heading “Management of the Company” will be included in GCI’s definitive proxy statement relating to our 2009 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of the Registrant’s fiscal year ended December 31, 2008.

Information regarding our code of ethics appearing under the heading “Code of Business Conduct and Ethics” will be included in GCI’s definitive proxy statement relating to our 2009 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, GCI may file an amendment to this Form 10-K to provide such information within 120 days following the end of its fiscal year ended December 31, 2008.

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

The Audit Committee has approved the independent auditor to provide the following services:

·	Audit (audit of financial statements filed with the SEC, quarterly reviews, comfort letters, consents, review of registration statements, accounting consultations);
·	Audit-related (employee benefit plan audits and accounting consultation on proposed transactions); and
·	Income tax services (review of corporate and partnership income tax returns, and consultations regarding income tax matters).

There have been no material changes to the procedures by which security holders may recommend nominee’s to our board of directors from those procedures described in GCI’s definitive proxy statement relating to our 2008 Annual Meeting of Shareholders.

The report of our Audit Committee, information regarding the independence of our Audit Committee and our Audit Committee financial expert appearing under the heading “Management of Company” will be included in GCI’s definitive proxy statement relating to our 2009 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, GCI may file an amendment to this Form 10-K to provide such information within 120 days following the end of its fiscal year ended December 31, 2008.

Item 11. Executive Compensation

Information regarding the compensation of our directors and executive officers appearing under the heading “Management of the Company” will be included in GCI’s definitive proxy statement relating to our 2009 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, GCI may file an amendment to this Form 10-K to provide such information within 120 days following the end of its fiscal year ended December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of our directors, executive officers and certain beneficial owners appearing under the heading “Ownership of the Company” will be included in GCI’s definitive proxy statement relating to our 2009 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant’s fiscal year ended December 31, 2008.

Information regarding securities authorized for issuance under our equity compensation plans appearing under the heading “Management of the Company” will be included in GCI’s definitive proxy statement to our 2009 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, GCI may file an amendment to this Form 10-K to provide such information within 120 days following the end of its fiscal year ended December 31, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with our directors, executive officers, certain beneficial owners and related persons appearing under the heading “Certain Transactions” will be included in GCI’s definitive proxy statement relating to our 2008 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, GCI may file an amendment to this Form 10-K to provide such information within 120 days following the end of its fiscal year ended December 31, 2008.

Information regarding the independence of our board of directors appearing under the heading “Company Annual Meeting: Director Elections” will be included in GCI’s definitive proxy statement relating to our 2009

Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, GCI may file an amendment to this Form 10-K to provide such information within 120 days following the end of its fiscal year ended December 31, 2008.

Item 14. Principal Accountant Fees and Services

Information regarding the fees paid to our principal accountant and the pre-approval policies and procedures of our audit committee appearing under the heading “Relationship with Independent Public Accountants” will be included in GCI’s definitive proxy statement relating to our 2009 Annual Meeting of Shareholders and is hereby incorporated by reference. Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant’s fiscal year ended December 31, 2008.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(l) Consolidated Financial Statements	Page No.

Included in Part II of this Report:

Reports of Independent Registered Public Accounting Firm	89 - 91

Consolidated Balance Sheets, December 31, 2008 and 2007	92 - 93

Consolidated Statements of Operations, years ended December 31, 2008, 2007 and 2006	94

Consolidated Statements of Stockholders’ Equity, years ended December 31, 2008, 2007 and 2006	95 - 96

Consolidated Statements of Cash Flows, years ended December 31, 2008, 2007 and 2006	97

Notes to Consolidated Financial Statements	98 - 140

(2) Consolidated Financial Statement Schedules

Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(3) Exhibits	141

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
General Communication, Inc.:

We have audited the accompanying consolidated balance sheets of General Communication, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Communication, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1(ai) to the financial statements, the Company has elected to change its method of accounting for recording depreciation on their property and equipment placed in service in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), General Communication, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 20, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Anchorage, Alaska
March 20, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
General Communication, Inc.:

We have audited General Communication, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Communication, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Material weaknesses related to the following have been identified and included in management’s assessment:

·
The entity-level control related to the selection and application of accounting policies in accordance with GAAP was not designed to include policies and procedures to periodically review accounting policies to ensure ongoing GAAP compliance.

·
The internal control over financial reporting at Alaska DigiTel (a wholly-owned subsidiary) does not include activities adequate to i) timely identify changes in financial reporting risks, ii)monitor the continued effectiveness of controls, and iii) does not include staff with adequate technical expertise to ensure that policies and procedures necessary for reliable interim and annual financial statements are selected and applied.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of General Communication, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 20, 2009, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, General Communication, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

General Communication, Inc. acquired  United Utilities, Inc., Unicom, Inc. and Alaska Wireless, LLC (collectively, the Acquired Entities) during 2008, and management excluded from its assessment of the effectiveness of General Communication Inc.’s internal control over financial reporting as of December 31, 2008, the Acquired Entities’ internal control over financial reporting associated with total assets of $108.9 million, of which $28.1 million represents goodwill and intangible assets within the scope of the assessment, and total revenues of $23.4 million included in the consolidated financial statements of General Communication, Inc. and subsidiaries as of and for the year ended December 31, 2008.  Our audit of internal control over financial reporting of General Communication, Inc. also excluded an evaluation of the internal control over financial reporting of the Acquired Entities except for the $28.1 million of goodwill and intangible assets.

(signed) KPMG LLP

Anchorage, Alaska
March 20, 2009

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
ASSETS	2008	2007

Current assets:
Cash and cash equivalents	$29,904	13,074

Receivables	113,136	97,913
Less allowance for doubtful receivables	2,582	1,657
Net receivables	110,554	96,256

Deferred income taxes	7,843	5,734
Inventories	7,085	2,541
Prepaid expenses	5,960	5,356
Investment securities	1,563	---
Other current assets	647	717
Total current assets	163,556	123,678

Property and equipment in service, net of depreciation	793,051	504,273
Construction in progress	54,098	69,409
Net property and equipment	847,149	573,682

Cable certificates	191,565	191,565
Goodwill	66,868	42,181
Wireless licenses	25,967	25,757
Other intangible assets, net of amortization	22,976	11,769
Deferred loan and senior notes costs, net of amortization of $3,900 and $2,787 at December 31, 2008 and 2007, respectively	6,496	6,202
Other assets	10,724	9,399
Total other assets	324,596	286,873
Total assets	$1,335,301	984,233

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

(Amounts in thousands)	December 31,
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	2008	2007

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$12,857	2,375
Accounts payable	40,497	35,747
Accrued payroll and payroll related obligations	22,632	16,329
Deferred revenue	22,095	16,600
Accrued liabilities	11,043	7,536
Accrued interest	10,224	8,927
Subscriber deposits	1,262	877
Total current liabilities	120,610	88,391

Long-term debt	708,406	536,115
Obligations under capital leases, excluding current maturities	94,029	2,290
Obligation under capital lease due to related party, excluding current maturity	1,868	469
Deferred income taxes	86,187	84,294
Long-term deferred revenue	49,998	845
Other liabilities	15,288	12,396
Total liabilities	1,076,386	724,800

Minority interest	---	6,478

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 50,062 and 50,437 shares at December 31, 2008 and 2007, respectively; outstanding 49,593 and 49,425 at December 31, 2008 and 2007, respectively	151,262	155,980
Class B. Authorized 10,000 shares; issued 3,203 and 3,257 shares at December 31, 2008 and 2007, respectively; outstanding 3,201 and 3,255 at December 31, 2008 and 2007, respectively; convertible on a share-per-share basis into Class A common stock	2,706	2,751
Less cost of 471 and 473 Class A and Class B common shares held in treasury at December 31, 2008 and 2007, respectively	(2,462)	(3,448)
Paid-in capital	27,233	20,132
Retained earnings	80,176	77,540
Total stockholders’ equity	258,915	252,955
Total liabilities, minority interest and stockholders’ equity	$1,335,301	984,233

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Amounts in thousands, except per share amounts)	2008	2007	2006
Revenues	$575,442	520,311	477,482

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	203,058	195,799	169,107
Selling, general and administrative expenses	210,306	175,752	158,950
Depreciation and amortization expense	114,369	87,615	82,099
Operating income	47,709	61,145	67,326

Other income (expense):
Interest expense	(48,303)	(34,407)	(34,413)
Interest and investment income	576	544	1,841
Amortization and write-off of loan fees	(2,060)	(1,423)	(964)
Minority interest	1,503	36	463
Other	(217)	---	---
Other expense, net	(48,501)	(35,250)	(33,073)
Income (loss) before income tax expense and cumulative effect of a change in accounting principle	(792)	25,895	34,253
Income tax expense	1,077	12,162	15,797
Income (loss) before cumulative effect of a change in accounting principle	(1,869)	13,733	18,456
Cumulative effect of a change in accounting principle, net of income tax expense of $44	---	---	64
Net income (loss)	$(1,869)	13,733	18,520

Basic net income (loss) per share of Class A and Class B common stock:
Income (loss) before cumulative effect of a change in accounting principle	$(0.04)	0.26	0.34
Cumulative effect of a change in accounting principle	---	---	---
Net income (loss)	$(0.04)	0.26	0.34

Diluted net income (loss) per share of Class A and Class B common stock:
Income (loss) before cumulative effect of a change in accounting principle	$(0.04)	0.23	0.33
Cumulative effect of a change in accounting principle	---	---	---
Net income (loss)	$(0.04)	0.23	0.33

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Amounts in thousands)	Class A Common Stock	Class B Common Stock	Class A and B Shares Held in Treasury	Paid-in Capital	Notes Receivable with Related Parties	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2006	$178,351	3,247	(1,730)	16,425	(1,722)	49,854	244,425
SAB 108 cumulative adjustment, net of income tax expense	---	---	---	---	---	1,104	1,104
Net income	---	---	---	---	---	18,520	18,520
Cumulative effect adjustments upon implementation of Statement of Financial Accounting Standard No. 123(R)	---	---	---	(108)	---	---	(108)
Common stock repurchases	---	---	(3)	---	---	(34,672)	(34,675)
Common stock retirements	(32,571)	(369)	---	---	---	32,940	---
Shares issued under stock option plan	11,690	---	---	---	---	---	11,690
Class B shares converted to Class A	32	(32)	---	---	---	---	---
Issuance of service awards	---	---	14	---	---	---	14
Share-based compensation expense	---	---	---	4,407	---	---	4,407
Payments received on notes receivable with related parties issued upon stock option exercise	---	---	---	---	1,001	---	1,001
Reclassification from treasury stock to be held for general corporate purposes to common stock to be retired	---	---	283	---	---	(283)	---
Other	---	---	---	(83)	(17)	---	(100)
Balances at December 31, 2006	157,502	2,846	(1,436)	20,641	(738)	67,463	246,278
Net income	---	---	---	---	---	13,733	13,733
Common stock repurchases	---	---	(2,000)	---	---	(15,076)	(17,076)
Common stock retirements	(11,420)	---	---	---	---	11,420	---
Shares issued under stock option plan	3,311	---	---	---	---	---	3,311
Issuance of restricted stock awards	6,492	---	---	(6,492)	---	---	---
Class B shares converted to Class A	95	(95)	---	---	---	---	---
Issuance of service awards	---	---	28	---	---	---	28
Share-based compensation expense	---	---	---	5,983	---	---	5,983
Payments received on notes receivable with related parties issued upon stock option exercise	---	---	---	---	738	---	738
Other	---	---	(40)	---	---	---	(40)
Balances at December 31, 2007	155,980	2,751	(3,448)	20,132	---	77,540	252,955

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Continued)

(Amounts in thousands)	Class A Common Stock	Class B Common Stock	Class A and B Shares Held in Treasury	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2007	$155,980	2,751	(3,448)	20,132	77,540	252,955
Net loss	---	---	---	---	(1,869)	(1,869)
Common stock retirements	(5,465)	---	---	---	5,465	---
Shares issued under stock option plan	415	---	---	---	---	415
Issuance of restricted stock awards	331	---	---	(331)	---	---
Class B shares converted to Class A	45	(45)	---	---	---	---
Issuance of service awards	---	---	28	---	---	28
Share-based compensation expense	---	---	---	7,432	---	7,432
Reclassification from treasury stock to be held for general corporate purposes to common stock to be retired		---	960	---	(960)	---
Other	(44)	---	(2)	---	---	(46)
Balances at December 31, 2008	$151,262	2,706	(2,462)	27,233	80,176	258,915

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Amounts in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,869)	13,733	18,520
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization expense	114,369	87,615	82,099
Deferred income tax expense	1,077	11,649	15,384
Other noncash income and expense items	7,393	7,602	4,924
Share-based compensation expense	7,278	4,944	6,365
Change in operating assets and liabilities, net of effect of acquisitions	47,087	(15,255)	(4,510)
Net cash provided by operating activities	175,335	110,288	122,782

Cash flows from investing activities:
Purchases of property and equipment, including construction period interest	(221,458)	(153,030)	(95,998)
Purchase of businesses and minority interest, net of cash received	(65,335)	(19,530)	---
Purchase of software licenses and other assets	(8,974)	(7,183)	(4,751)
Proceeds from sale of marketable securities	4,800	---	---
Restricted cash	---	4,612	(4,612)
Other	---	44	3,326
Net cash used in investing activities	(290,967)	(175,087)	(102,035)

Cash flows from financing activities:
Borrowing on long-term debt	114,486	10,000	---
Borrowing on revolving credit facility, net	30,000	50,000	15,000
Payment of debt	(10,248)	(27,152)	(1,725)
Payment of debt issuance costs	(2,118)	(527)	(44)
Proceeds from common stock issuance	415	3,311	11,472
Purchase of treasury stock to be held for general corporate purposes	(3)	(2,000)	(3)
Purchase of treasury stock to be retired	---	(13,337)	(32,561)
Other	(70)	(69)	399
Net cash provided by (used in) financing activities	132,462	20,226	(7,462)
Net increase (decrease) in cash and cash equivalents	16,830	(44,573)	13,285
Cash and cash equivalents at beginning of period	13,074	57,647	44,362

Cash and cash equivalents at end of period	$29,904	13,074	57,647

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
·
Competitive local access services in Anchorage, Fairbanks, Juneau, Wasilla, Eagle River, Kodiak, Palmer, Kenai, Soldotna, Seward, Chugiak, Sitka, Valdez, Ketchikan, Nome, and Homer, Alaska as of December 31, 2008 with on-going expansion into additional Alaska communities,

·	Incumbent local access services in rural Alaska,
·	Long-distance telephone service between Alaska and the remaining United States and foreign countries,
·	Sale and resale of postpaid and sale of prepaid wireless telephone services and sale of wireless telephone handsets and accessories,
·	Data network services,
·	Internet access services,
·	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to rural hospitals and health clinics, and managed video conferencing,
·	Managed services to certain commercial customers,
·	Sales and service of dedicated communications systems and related equipment,
·
Lease, service arrangements and maintenance of capacity on our fiber optic cable systems used in the transmission of interstate and intrastate data, switched message long-distance and Internet services within Alaska and between Alaska and the remaining United States and foreign countries, and

·	Distribution of white and yellow pages directories to residential and business customers in certain markets we serve and on-line directory products.

(b)	Principles of Consolidation

The consolidated financial statements include the consolidated accounts of GCI and its wholly-owned subsidiaries, as well as a variable interest entity in which we were the primary beneficiary as defined by Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” through August 17, 2008.  We purchased the minority interest of the variable interest entity on August 18, 2008 as further described in note 1(c).  All significant intercompany transactions between non-regulated affiliates of our company are eliminated.  Statement of Financial Accounting Standard ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" requires intercompany revenue and expenses generated between regulated and non-regulated affiliates of the company not be eliminated on consolidation.  Intercompany revenue and expenses with affiliates not subject to SFAS 71 have been eliminated.

(c)	Acquisitions

Effective June 1, 2008, we closed on our purchase of 100% of the outstanding stock of UUI and Unicom, which were subsidiaries of UCI.  UUI, together with its subsidiary, United-KUC, provides local telephone service to 60 rural communities in the Bethel, Alaska area.  Unicom operates DeltaNet, a long-haul broadband microwave network ringing the Yukon-Kuskokwim Delta.  We view this investment as an opportunity to expand our Managed Broadband services in rural Alaska.  The UUI and Unicom acquisition were stock purchases but we elected to treat them as an asset purchase for income tax purposes, resulting in goodwill being deductible for tax purposes.

(Continued)

 COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Effective July 1, 2008, we closed on our purchase of 100% of the ownership interests of Alaska Wireless, which provides wireless and Internet services in the Dutch Harbor, Sand Point, Akutan, and Adak, Alaska areas.  Such purchase was treated as an asset purchase for income tax purposes.  We view this investment as an opportunity to expand our wireless services in the Aleutian Chain region of rural Alaska.  We consider this business combination to be immaterial to our consolidated financial statements.

On August 18, 2008, we exercised our option to acquire the remaining 18.1% of the equity interest and voting control of Alaska DigiTel for $10.4 million.  Prior to August 18, 2008, our ability to control the operations of Alaska DigiTel was limited as required by the FCC upon their approval of our initial acquisition of 81.9% of the noncontrolling equity interest obtained in January 2007.  Subsequent to the acquisition of the minority interest, we own 100% of the outstanding common ownership units and voting control of Alaska DigiTel.  Such purchase was treated as an asset purchase for income tax purposes.  We purchased Alaska DigiTel as a way to participate in the future growth of the Alaska wireless industry.  We consolidated 100% of Alaska DigiTel's assets and liabilities at fair value beginning on January 1, 2007, when we determined that Alaska DigiTel was a variable interest entity of which we were the primary beneficiary.  Upon our acquisition of the minority interest in Alaska DigiTel on August 18, 2008, we recorded 18.1% of the change in fair value between the assets and liabilities on January 1, 2007 and the fair value of the assets and liabilities on August 18, 2008.

On the closing date of the acquisition of UUI and Unicom, $8.0 million of the purchase price was deposited in an escrow account to compensate us for any indemnification claims we may have after the acquisition and was included in the purchase price.  At this time, we are not aware of any indemnification claims and expect the portion of the purchase price in the escrow account to be paid to the seller in the future.

We have agreed to make additional payments for UUI and Unicom in each of the years 2009 through 2013 that are contingent on sequential year-over-year revenue growth for specified customers.  We have agreed to make an additional payment for Alaska Wireless in 2010 that is contingent on meeting certain financial conditions.  The amount of the 2009 UUI and Unicom contingent payment is not expected to be significant and we are unable to reasonably estimate the remaining contingent consideration amounts that may be paid for either acquisition, but do not believe any amount paid will be significant.

We recorded our business acquisitions and the acquisition of the minority interest in Alaska DigiTel based on the provisions of SFAS No. 141, "Business Combinations," and accordingly, the purchase price has been allocated based on the fair values of the assets acquired and liabilities assumed.  In addition, the acquired companies' results of operations are included since the effective date of each acquisition.

The purchase prices for our 2008 acquisitions, net of cash received of approximately $1.7 million from UUI and Unicom, are as follows (amounts in thousands):

UUI and Unicom	$40,575
Alaska Wireless	$14,508
Alaska DigiTel	$10,434

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We are in the process of determining the fair value of goodwill and certain tax liabilities for UUI and Unicom, therefore, the purchase price allocations for UUI and Unicom have not been finalized at December 31, 2008 and the goodwill and the tax liabilities associated with UUI and Unicom are subject to refinement.  The purchase price for all acquisitions except for UUI and Unicom have been finalized and allocated as of December 31, 2008 as follows (amounts in thousands):

	UUI and Unicom	Alaska DigiTel
Current assets	$15,008	2,220
Property and equipment, including construction in progress	59,629	6,015
Intangible assets	8,175	1,468
Wireless licenses	100	4,396
Goodwill	9,102	4,534
Other assets	3,106	1
Total assets acquired	95,120	18,634
Current liabilities	4,916	2,588
Long-term debt, including current portion	43,614	5,515
Other long-term liabilities	4,335	97
Total liabilities assumed	52,865	8,200
Net assets acquired	$42,255	10,434

We modified the initial preliminary UUI and Unicom purchase price allocation during the third and fourth quarters of 2008 by increasing current assets $548,000, decreasing property and equipment $8.5 million, increasing intangible assets $1.7 million, increasing goodwill $3.1 million, increase other assets $695,000, increasing current liabilities $464,000, increasing long-term debt $910,000, and decreasing other long-term liabilities $3.9 million for adjustments due to the refinement of the estimated fair value.

We modified the initial preliminary Alaska DigiTel purchase price allocation for the purchase of the minority interest during the fourth quarter of 2008 by decreasing property and equipment $202,000, increasing intangible assets $503,000, decreasing goodwill $88,000, and increasing liabilities $253,000 for adjustments to the fair value of the fixed assets and intangibles due to refinement of the valuation.  An adjustment to the fair value of the liabilities was due to refinement of the estimated fair value.

All of our 2008 acquisitions resulted in goodwill which is deductible over 15 years for income tax purposes.

Revenues from the date of acquisition, net of intercompany revenue, for our acquisitions of UUI, Unicom and Alaska Wireless are allocated to our Consumer, Network Access, Managed Broadband, and Regulated Operations segments.  As a result of the acquisition of UUI and Unicom, we have a new operating segment for our regulated activities.

UUI and Unicom had outstanding debt of $38.9 million at December 31, 2008 that is collateralized by substantially all of UUI's and Unicom's assets.  UUI and Unicom's creditors do not have recourse to GCI's assets.

The following unaudited pro forma financial information is presented as if we had acquired the companies as of the beginning of the periods presented.  The pro forma results of operations as if the acquisitions occurred on January 1, 2007 or 2008 for the years ended December 31 are as follows (amount in thousands):

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	(unaudited)
	2008	2007
Pro forma consolidated revenue	$588,691	546,728
Pro forma net income (loss)	$(2,932)	12,773

EPS:
Basic – pro forma	$(0.06)	0.24
Diluted – pro forma	$(0.06)	0.22

(d)	Regulatory Accounting and Regulation

We account for our regulated operations in accordance with the accounting principles for regulated enterprises prescribed by SFAS No. 71.  This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities.  Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years.  Our cost studies and depreciation rates for our regulated operations are subject to periodic audits that could result in reductions of revenues.  Based upon the purchase price allocation described in note 1(c), the effects of regulation for the year ended December 31, 2008 are not material to the consolidated financial statements.

(e) Earnings per Common Share

We compute net income (loss) per share of Class A and Class B common stock in accordance with SFAS No. 128, "Earnings per Share" (“SFAS 128”) using the two class method.  Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  The computation of the dilutive net income (loss) per share of Class A common stock assumes the conversion of Class B common stock to Class A common stock, while the dilutive net income (loss) per share of Class B common stock does not assume the conversion of those shares.

In accordance with EITF 03-06, “Participating Securities and the Two Class Method under FASB No. 128,” the undistributed earnings for each year are allocated based on the contractual participation rights of Class A and Class B common shares as if the earnings for the year had been distributed.  Considering the terms of our Articles of Incorporation which provides that, if and when dividends are declared on our common stock in accordance with Alaska corporate law, equivalent dividends shall be paid with respect to the shares of Class A common stock and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in our net assets in the event of liquidation, we have allocated undistributed earnings (losses) on a proportionate basis.

EPS and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Year Ended
	December 31, 2008
	Class A	Class B
Basic net loss per share:
Numerator:
Allocation of undistributed losses	$(1,754)	(115)

Denominator:

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Weighted average common shares outstanding	49,080	3,241
Basic net loss per share	$(0.04)	(0.04)

Diluted net loss per share:
Numerator:
Allocation of undistributed losses for basic computation	$(1,754)	(115)
Reallocation of undistributed losses as a result of conversion of Class B to Class A shares	(115)	---
Allocation of undistributed losses	$(1,869)	(115)

Denominator:
Number of shares used in basic computation	49,080	3,241
Conversion of Class B to Class A common shares outstanding	3,241	---
Number of shares used in per share computations	52,321	3,241
Diluted net loss per share	$(0.04)	(0.04)

	Years Ended December 31,
	2007		2006
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings before cumulative effect of a change in accounting principle	$12,884	849	17,250	1,206
Allocation of undistributed earnings from cumulative effect of a change in accounting principle	---	---	60	4
Allocation of undistributed earnings after cumulative effect of a change in accounting principle	$12,884	849	17,310	1,210

Denominator:
Weighted average common shares outstanding	49,678	3,273	50,260	3,517
Basic net income per share before cumulative effect of a change in accounting policy	$0.26	0.26	0.34	0.34
Basic net income per share from cumulative effect of a change in accounting policy	---	---	---	---
Basic net income per share after effect of a change in accounting policy	$0.26	$0.26	$0.34	$0.34

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$12,884	$849	17,250	1,206
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	849	---	1,206	---

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Reallocation of undistributed earnings due to conversion of Class B to Class A shares outstanding	---	(96)	---	(44)
Allocation of effect of share based compensation that may be settled in cash or shares	(1,329)	---	---	---
Allocation of undistributed earnings before cumulative effect of a change in accounting principle	12,404	753	18,456	1,162
Allocation of undistributed earnings from cumulative effect of a change in accounting principle	---	---	60	4
Allocation of undistributed earnings after cumulative effect of a change in accounting principle	$12,404	753	18,516	1,166

Denominator:
Number of shares used in basic computation	49,678	3,273	50,260	3,517
Conversion of Class B to Class A common shares outstanding	3,273	---	3,517	---
Effect of share based compensation that may be settled in cash or shares	318	---	---	---
Unexercised stock options, net	1,288	---	1,548	---
Unvested stock awards	24	---	---	---
Number of shares used in per share computations	54,581	3,273	55,325	3,517
Diluted net income per share before cumulative effect of a change in accounting policy	$0.23	0.23	0.33	0.33
Diluted net income per share from cumulative effect of a change in accounting policy	---	---	0.00	0.00
Diluted net income per share after effect of a change in accounting policy	$0.23	0.23	0.33	0.33

Weighted average shares associated with outstanding share awards for the years ended December 31, 2008, 2007 and 2006 which have been excluded from the computations of diluted EPS because the effect of including these share awards would have been anti-dilutive, consist of the following (shares, in thousands):

	2008	2007	2006
Weighted average shares associated with outstanding stock options	4,238	1,909	1,394
Effect of share-based compensation that may be settled in cash or shares	289	---	99
	4,527	1,909	1,493

Additionally, 258,000, 306,000, and 0 weighted average shares associated with contingent awards for years ended December 31, 2008, 2007, and 2006, respectively were excluded from the computation of diluted EPS because the contingencies of these awards have not been met at December 31, 2008, 2007, and 2006, respectively.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(f)	Common Stock
  Following are the changes in issued shares of common stock for the years ended December 31, 2008, 2007 and 2006 (shares, in thousands):

	Class A	Class B
Balances at January 1, 2006	51,200	3,843
Shares retired	(2,770)	(435)
Shares issued under stock option plan	1,706	---
Share awards issued	17	---
Class B shares converted to Class A	38	(38)
Balances at December 31, 2006	50,191	3,370

Shares retired	(843)	---
Shares issued under stock option plan	477	---
Share awards issued	499	---
Class B shares converted to Class A	113	(113)
Balances at December 31, 2007	50,437	3,257

Shares retired	(540)	---
Shares issued under stock option plan	71	---
Share awards issued	45	---
Class B shares converted to Class A	54	(54)
Other	(5)	---
Balances at December 31, 2008	50,062	3,203

GCI's Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class B common stock. The Additional Incremental Term Loan agreement entered into in May 2008 and described in note 6 allows for the repurchase of our common stock under our buyback program when our total debt leverage is below 4.0 times earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, and non-cash contribution adjustment (“adjusted EBITDA”).

Under the buyback program we had made repurchases of $68.9 million through December 31, 2007.  During the year ended December 31, 2008 we repurchased no shares of our Class A and B common stock. During the years ended December 31, 2007 and 2006, we repurchased 1,252,000 and 2,858,000 shares of our Class A and B common stock at a cost of $15.1 million and $34.7 million, respectively.  The cost of the repurchased common stock is recorded in Retained Earnings on our Consolidated Balance Sheets.  In 2008 we retired 540,000 shares of our Class A common stock all of which we repurchased in 2007.  All shares of our Class A common stock repurchased for retirement have been retired as of December 31, 2008.

(g)	Investment Securities

We have investment securities of $1.6 million at December 31, 2008 that are classified as trading under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Our investments consist primarily of money market funds and U.S. government securities.  Trading securities are recorded at fair value with unrealized holding gains and losses included in net income (loss).  In 2008, the change in net unrealized holding gains/losses in the trading portfolio included in earnings was a net gain of $43,000.

(h) Redeemable Preferred Stock
We have 1,000,000 shares of preferred stock authorized with no shares issued and outstanding at December 31 2008, 2007 and 2006.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(i) Treasury Stock

We account for treasury stock purchased for general corporate purposes under the cost method and include treasury stock as a component of Stockholders’ Equity.  Treasury stock purchased with an intent to retire (whether or not the retirement is actually accomplished) is charged entirely to Retained Earnings.

(j) Cash Equivalents
Cash equivalents consist of overnight sweep investments and certificates of deposit which have an original maturity of three months or less at the date acquired and are readily convertible into cash.

(k) Restricted Cash

We had provided a $4.6 million bank depository account as collateral for a term loan from a bank to Alaska DigiTel as of December 31, 2006.  The cash was released from the restriction in January 2007 subsequent to our initial investment in Alaska DigiTel.

(l) Accounts Receivable and Allowance for Doubtful Receivables

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

Depending upon the type of account receivable our allowance is calculated using a pooled basis with an allowance for all accounts greater than 120 days past due, a specific identification method, or a combination of the two methods. When a specific identification method is used past due balances over 90 days old and balances less than 90 days old but potentially uncollectible due to bankruptcy or other issues are reviewed individually for collectability. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

(m) Inventories

Wireless handset inventories are stated at the lower of cost or market (net realizable value). Cost is determined using the average cost method. Handset costs in excess of the revenues generated from handset sales, or handset subsidies, are expensed at the time of sale. We do not recognize the expected handset subsidies prior to the time of sale because the promotional discount decision is made at the point of sale and/or because we expect to recover the handset subsidies through service revenue.

Inventories of other merchandise for resale and parts are stated at the lower of cost or market. Cost is determined using the average cost method.

(n) Property and Equipment

Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments at inception of the lease. Construction in progress represents distribution equipment and systems and support equipment and systems not placed in service on December 31, 2008 that management intends to place in service during 2009.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Depreciation is computed using the straight-line method based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable, in the following ranges:

Asset Category	Asset Lives
Telephony distribution equipment	12 years
Fiber optic cable systems	12-30 years
Cable television distribution equipment and systems	10 years
Support equipment and systems	3-5 years
Transportation equipment	3 years
Property and equipment under capital leases	12-20 years
Buildings	20 years

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

(o)Long-lived Assets to be Disposed of

Long-lived assets to be disposed of, including those of discontinued operations, if any, are measured at the lower of carrying amount or fair value less cost to sell, if applicable. We classify a long-lived asset to be disposed of other than by sale as held and used until it is disposed of. We classify a long-lived asset to be sold as held for sale in the period in which the criteria established by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” are met. We do not depreciate or amortize long-lived assets to be sold.

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

(p)Intangible Assets and Goodwill

Goodwill, cable certificates (certificates of convenience and public necessity) and wireless licenses are not amortized. Cable certificates represent certain perpetual operating rights to provide cable services. Wireless licenses represent the right to utilize certain radio frequency spectrum to provide wireless communications services.  Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition. Goodwill is not allocated to our segments as our Chief Operating Decision Maker does not review a balance sheet by segment to make decisions about resource allocation or evaluate segment performance. Goodwill is allocated to all reporting segments for the sole purpose of the annual impairment test.

All other amortizable intangible assets are being amortized over 1 to 20 year periods using the straight-line method.

(q) Impairment of Intangibles, Goodwill, and Long-lived Assets

Cable certificate assets and wireless licenses are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the asset becomes its new accounting basis. Impairment testing of our cable certificate assets and wireless licenses as of December 31, 2008 and 2007 used a direct value method.

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

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of an asset group to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

For the period from January 1, 2008 to December 31, 2008, the U.S. financial markets have been impacted by continued deterioration in economic conditions. Should economic conditions in the State of Alaska and other indicators deteriorate such that they impact our ability to achieve levels of forecasted operating results and cash flows, should our stock price and market capitalization decline below our book value for a sustained period of time, or should other events occur indicating the carrying value of goodwill and intangible assets might be impaired, we would test our intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value.  Any future impairment charges could have a material adverse effect on our results of operations.

(r) Amortization and Write-off of Loan Fees

Debt issuance costs are deferred and amortized using the effective interest method. If a refinancing or amendment of a debt instrument is a substantial modification, all or a portion of the applicable debt issuance costs are written off.  If a debt instrument is repaid prior to the maturity date we will write-off a proportional amount of debt issuance costs.

(s)Other Assets
Other Assets primarily include long-term deposits, prepayments, and non-trade accounts receivable.

(t) Asset Retirement Obligations

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

Following is a reconciliation of the beginning and ending aggregate carrying amount of our liability for asset retirement obligation (amounts in thousands):

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

Balance at December 31, 2006	$3,408
Liability incurred	260
Additions upon consolidation of Alaska DigiTel	365
Accretion expense	144
Liability settled	(4)
Balance at December 31, 2007	4,173
Liability incurred	1,408
Additions upon acquisition of UUI, Unicom, Alaska Wireless and Alaska DigiTel	803
Accretion expense	396
Liability settled	(601)
Balance at December 31, 2008	$6,179

During the years ended December 31, 2008 and 2007 we recorded additional capitalized costs of $1.4 million and $260,000, respectively, in Property and Equipment in Service, Net of Depreciation.

(u)	Derivatives

We enter into derivative contracts to manage exposure to variability in cash flows from floating-rate financial instruments, particularly on our long-term debt instruments and credit facilities.  We do not apply hedge accounting to our derivative instruments and therefore treat these instruments as “economic hedges.”   Consistent with the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” derivative instruments are accounted for at fair value as either assets or liabilities on the balance sheet.  Changes in the fair value of derivatives are recognized in earnings each reporting period.

Derivative financial instruments are subject to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  We minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates or other market variables.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

In the third quarter of 2008, we entered into two interest rate caps with a combined notional value of $180.0 million that mature on July 1, 2010.  The initial cost of the caps was $928,000.  These derivative instruments are being used to manage the interest rate risk on our Senior Credit Facility, which is indexed to the London Interbank Offered Rate ("LIBOR").  In prior reporting periods, we did not own any derivative instruments.

The following is a summary of the derivative contracts outstanding in the balance sheet at December 31, 2008 (dollar amounts in thousands):

	Number of Contracts	Notional Value	Balance Sheet Location	Fair Value
Interest rate caps	2	$180,000	Other Assets	$7

During the year ended December 31, 2008, a loss of $921,000 relating to the fair value change on derivative instruments was reported in interest expense.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(v)Revenue Recognition
All revenues are recognized when the earnings process is complete in accordance with SEC Staff Accounting Bulletins (“SAB”) No. 104, “Revenue Recognition” as follows:

·	Revenues generated from long-distance service usage and plan fees, Internet service excess usage, and managed services are recognized when the services are provided,
·	We recognize unbilled revenues when the service is provided based upon minutes of use processed, and/or established rates, net of credits and adjustments,
·
Cable television service package fees, local access and Internet service plan fees, and private line telecommunication revenues are billed in advance, recorded as Deferred Revenue on the balance sheet, and are recognized as the associated service is provided,

·
Certain of our wireless services offerings have been determined to be revenue arrangements with multiple deliverables. Revenues are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. Revenues generated from wireless service usage and plan fees are recognized when the services are provided. Revenues generated from the sale of wireless handsets and accessories are recognized when title to the handset and accessories passes to the customer. As the non-refundable, up-front activation fee charged to the customer does not meet the criteria as a separate unit of accounting, we allocate the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period,

·
The majority of our equipment sale transactions involve the sale of communications equipment with no other services involved. Such equipment is subject to standard manufacturer warranties and we do not manufacture any of the equipment we sell. In such instances the customer takes title to the equipment generally upon delivery. We recognize revenue for such transactions when title passes to the customer and the revenue is earned and realizable pursuant to the provisions of SAB 104. On certain occasions we enter into agreements to sell and satisfactorily install or integrate telecommunications equipment for a fixed fee. Customers may have refund rights if the installed equipment does not meet certain performance criteria. We defer revenue recognition until we have received customer acceptance per the contract or agreement, and all other required revenue recognition elements have been achieved. Revenues from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements,

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

·	Technical services revenues are derived primarily from maintenance contracts on equipment and are recognized on a prorated basis over the term of the contracts,
·
Revenues from white and yellow page directories are recognized ratably during the period following publication, which typically begins with distribution and is complete in the month prior to publication of the next directory,

·	We account for fiber capacity IRU agreements as an operating lease or service arrangement and we defer the revenue and recognize it ratably over the life of the IRU or as services are rendered,
·
Access revenue is recognized when earned.  We participate in access revenue pools with other telephone companies.  Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial information, available separation studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional information becomes available. To the extent that a dispute arises over revenue settlements, our policy is to defer revenue collected until the dispute is resolved,

·
As an ETC, we receive subsidies from the USF to support the provision of local access service in high-cost areas.  We accrue estimated program revenue quarterly based on current line counts, the most current rates paid to us, our assessment of the impact of current FCC regulations, and our assessment of the potential outcome of FCC proceedings.  Our estimated accrued revenue is subject to our judgment regarding the outcome of many variables and is subject to upward or downward adjustment in subsequent periods.  Our ability to collect our accrued USF subsidies is contingent upon continuation of the USF program and upon our eligibility to participate in that program, which is subject to change by future regulatory, legislative or judicial actions.  We adjust revenue and the account receivable in the period the FCC makes a program change or we assess the likelihood that such a change has increased or decreased revenue.  The payment from the USF is generally received approximately nine months subsequent to the services being performed.  At December 31, 2008 we have $8.7 million in accounts receivable related to the USF high-cost area program,

·
We receive refunds from time to time from Incumbent Local Exchange Carriers (“ILECs”), with which we do business in respect of their earnings that exceed regulatory requirements. Telephone companies that are rate regulated by the FCC using the rate of return method are required by the FCC to refund earnings from interstate access charges assessed to long-distance carriers when their earnings exceed their authorized rate of return. Such refunds are computed based on the regulated carrier’s earnings in several access categories. Uncertainties exist with respect to the amount of their earnings, the refunds (if any), their timing, and their realization. We account for such refundable amounts as gain contingencies, and, accordingly, do not recognize them until realization is a certainty upon receipt, and

·	Other revenues are recognized when the service is provided.

We recognized $2.8 million of wireless revenue in July 2008 from USAC for interstate common line support.  Due to the uncertainty in our ability to retroactively claim reimbursement under the program, we accounted for this payment as a gain contingency and, accordingly, recognized revenue only upon receipt of payment when realization was certain.

(w)Payments Received from Suppliers

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

(x)Advertising Expense

We expense advertising costs in the year during which the first advertisement appears. Advertising expenses were $5.6 million, $5.6 million and $3.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(y)Leases

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

(z)Interest Expense

Material interest costs incurred during the construction period of non-software capital projects are capitalized. Interest costs incurred during the development period of a software capital project are capitalized. Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. We capitalized interest cost of $4.2 million, $3.3 million and $820,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

(aa)Income Taxes

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

We file federal income tax returns in the U.S. and in various state jurisdictions.  We are no longer subject to U.S. or state tax examinations by tax authorities for years before 2005 except that  certain U.S. federal income tax returns for years after 1997 are not closed by relevant statutes of limitations due to unused net operating losses reported on those income tax returns.

We recognize accrued interest on unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.  We did not have any unrecognized tax benefits as of December 31, 2008, 2007 and 2006, and, accordingly, we did not recognize any interest expense.  Additionally, we recorded $0 in penalties during the years ended December 31, 2008, 2007 and 2006, respectively.

(ab)Share-based Payment Arrangements

We apply the provisions SFAS No. 123(R), “Shared-Based Payment,” in the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. We currently use the Black-Scholes-Merton option-pricing model to value stock options granted to employees. We use these values to recognize stock compensation expense for stock options in accordance with SFAS No. 123(R).  Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. Additionally, share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. See note 9 for information on the assumptions we used to calculate the fair value of share-based compensation.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

Additionally, SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow.

(ac)	Stock Options and Stock Warrants Issued for Non-employee Services

Stock options and warrants issued in exchange for non-employee services are accounted for pursuant to the provisions of SFAS 123(R), Emerging Issues Task Force ("EITF") 96-3 and EITF 96-18 based upon the fair value of the consideration or services received or the fair value of the equity instruments issued using the Black-Scholes-Merton method, whichever is more reliably measurable.

The fair value determined using these principles is charged to operating expense over the shorter of the term for which non-employee services are provided, if stated, or the stock option or warrant vesting period.

(ad)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high-cost area program subsidy, share-based compensation, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, purchase price allocations, the accrual of Cost of Goods Sold, and the accrual of contingencies and litigation. Actual results could differ from those estimates.

(ae)	Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. At December 31, 2008 and 2007, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments at two highly rated financial institutions.

We have one major customer, (see note 10).  Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us.  Though limited to one geographical area and except for our major customer, the concentration of credit risk with respect to our receivables is minimized due to the large number of customers, individually small balances, and short payment terms.

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

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(ag)	Guarantees
Certain of our customers have guaranteed levels of service. We accrue for any obligations under these guarantees as they become probable and estimable.

(ah)	Classification of Taxes Collected from Customers

We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our statements of operations.  We report a certain surcharge on a gross basis in our statement of operations of $4.1 million, $4.2 million and $4.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(ai)	Changes in Accounting Policy

Effective January 1, 2008, we prospectively changed our accounting policy for recording depreciation on our property and equipment placed in service. For assets placed in service on or after January 1, 2008, we are using a mid-month convention to recognize depreciation expense. Previous to this change we used the half-year convention to recognize depreciation expense in the year an asset was placed in service, regardless of the month the property and equipment was placed in service. We believe the mid-month convention is preferable because it results in more precise recognition of depreciation expense over the estimated useful life of the asset. No retroactive adjustment has been made.  The following table sets forth the impact of this accounting change on depreciation and amortization expense, operating income and net loss for the year ended December 31, 2008 (amounts in thousands, except per share amounts):

Year Ended December 31,	2008
Depreciation and amortization expense	$(521)
Operating income	521
Net loss	214
Basic EPS	0.00
Diluted EPS	0.00

       (aj)Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred.  SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination.  We will implement SFAS No. 141(R) on January 1, 2009 and we will apply it to any business combinations after the effective date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner.  We will implement SFAS No. 160 on January 1, 2009.  We do not expect the adoption of this standard to have a material impact on our statement of operations, financial position or cash flows.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  We will implement SFAS No. 161 on January 1, 2009.  We do not expect the adoption of this standard to have a material impact on our statement of operations, financial position or cash flows.

In April 2008, FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on our statement of operations, financial position or cash flows.

On January 1, 2008, we partially adopted SFAS No. 157 “Fair Value Measurements,” which did not have a material impact on our consolidated financial statements. We partially adopted SFAS No. 157 due to the issuance of FSP FASB 157-2, “Effective Date of FASB Statement No. 157.”  SFAS No. 157 defines fair value, establishes a common framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements for assets and liabilities. SFAS No. 157 does not require additional assets or liabilities to be accounted for at fair value beyond that already required under other U.S. GAAP accounting standards. FSP No. 157-2 deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Included in the scope of FSP No. 157-2 are nonfinancial assets and liabilities acquired in business combinations and impaired assets. The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We continue to assess the deferred portion of SFAS No. 157.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 requires that unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and included in the computation of EPS pursuant to the two-class method of SFAS No. 128.  We will implement FSP EITF 03-6-1 on January 1, 2009.  All prior-period EPS data presented shall be adjusted retrospectively to conform to this FSP. This FSP is not anticipated to have a material impact on our EPS attributable to common stockholders.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP 157-3 is effective immediately and did not have an impact on the Company upon adoption.  See note 11 for information and related disclosures regarding the Company’s fair value measurements.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(ak)	SAB No. 108

SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” requires a dual approach for quantifying misstatements using both a method that quantifies a misstatement based on the amount of misstatement originating in the current year statement of operations, as well as a method that quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet. Prior to the adoption of SAB No. 108, we quantified any misstatements in our consolidated financial statements using the income statement method in addition to evaluating qualitative characteristics.  As this method focuses solely on the statement of operations, this can lead to the accumulation of misstatements in the balance sheet that may become material if recorded in a particular period.

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

(al)	Reclassifications
Reclassifications have been made to the 2007 and 2006 financial statements to make them comparable with the 2008 presentation.

We reclassified $16.7 million and $12.7 million of network maintenance and operations expense from selling, general and administrative expense to Cost of Goods Sold for 2007 and 2006, respectively.  We believe this change in classification more closely aligns our maintenance and operations components to the nature of expenses included in our financial statement captions, and will improve the comparability of our financial statement presentation with our industry peers.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities, net effect of acquisitions, consist of (amounts in thousands):

Year ended December 31,	2008	2007	2006
Increase in accounts receivable	$(5,209)	(19,713)	(5,649)
Decrease in prepaid expenses	488	949	863
(Increase) decrease in inventories	(3,336)	1,455	(1,732)
(Increase) decrease in other current assets	(69)	1,089	1,965
Increase (decrease) in accounts payable	(4,198)	2,738	3,790
Increase (decrease) in accrued payroll and payroll related obligations	5,437	620	(3,397)
Increase (decrease) in deferred revenue	4,543	(2,000)	(998)
Increase (decrease) in accrued interest	1,226	217	(878)
Increase (decrease) in accrued liabilities	2,695	(1,330)	804
Increase in subscriber deposits	84	194	128
Increase in long-term deferred revenue	49,153	---	---
Increase (decrease) in components of other long-term liabilities	(3,727)	526	594
	$47,087	(15,255)	(4,510)

We paid interest, net of amounts capitalized, totaling $46.8 million, $34.0 million and $35.1 million during the years ended December 31, 2008, 2007 and 2006, respectively.

We paid income taxes totaling $884,000, $293,000 and $689,000 during the years ended December 31, 2008, 2007 and 2006, respectively. We received $83,000, $213,000 and $5,000 in income tax refunds during the years ended December 31, 2008, 2007 and 2006, respectively.

During the year ended December 31, 2008, we financed $98.6 million for the use of satellite transponders through a capital lease obligation.  We also financed $1.3 million in capital expenditures through the extension of a previously existing capital lease.

We received cash proceeds of $110.6 million from the $145.0 million term loan that we obtained in May 2008. We used $30.0 million of the term loan to repay the revolver portion of our Senior Credit Facility and our loan proceeds were reduced by $2.9 million for an original issue discount and $1.5 million for bank and legal fees associated with the new term loan.

In June 2008 the Galaxy XR satellite was taken out of service resulting in the removal of the remaining $8.8 million net book value and the recognition of an $8.8 million warranty receivable.  We applied $8.4 million of the warranty receivable to offset our cash obligation relating to the capital lease during the year ended December 31, 2008, resulting in an outstanding warranty receivable of $465,000 as of December 31, 2008.

During the year ended December 31, 2008, we had $12.1 million, in non-cash additions for unpaid purchases of property and equipment.

During the year ended December 31, 2007, $9.0 million in non-cash additions to property and equipment were recorded consisting of $6.7 million in unpaid purchases as of December 31, 2007 and $2.3 million in land and buildings that were transferred from property held for sale.

During the year ended December 31, 2006, we had $3.7 million, in non-cash additions for unpaid purchases of property and equipment.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During the years ended December 31, 2008, 2007 and 2006, we had $1.4 million, $260,000 and $30,000, respectively, in non-cash additions to property and equipment for assets added when recording asset retirement obligations.

We retired common stock shares in the amount of $5.5 million, $11.4 million and $32.9 million during the years ended December 31, 2008, 2007 and 2006, respectively.

During the year ended December 31, 2006 a company owned by our President and CEO tendered 100,000 shares of its GCI Class A common stock to us at the then existing market value of $15.34 per share for a total value of $1.5 million. Additionally, during the year ended December 31, 2006 our President and CEO tendered 50,000 shares of his GCI Class A common stock to us at the then existing market value of $15.34 per share for a total value of $767,000. The stock tenders were in lieu of cash payments on behalf of our President and CEO on a note receivable with related party and a note receivable with related party issued upon stock option exercise.

In February 2007, our President and Chief Executive Officer tendered 113,000 shares of his GCI Class A common stock to us at $15.50 per share for a total value of $1.7 million.  The stock tender was in lieu of a cash payment on his note receivable with related party and a note receivable with related party issued upon stock option exercise, both of which originated in 2002.

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

As described in note 1(ak) we adopted SAB No. 108 effective January 1, 2006, resulting in a modification of our interest capitalization policy.  Upon adoption of SAB No. 108 we recorded a $3.5 million increase to Property and Equipment in Service and a $722,000 increase to Deferred Tax Liability during the year ended December 31, 2006.

(3)	Receivables and Allowance for Doubtful Receivables

Receivables consist of the following at December 31, 2008 and 2007 (amounts in thousands):

	2008	2007
Trade	$109,835	95,941
Employee	243	198
Other	3,058	1,774
Total Receivables	$113,136	97,913

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

Changes in the allowance for doubtful receivables during the years ended December 31, 2008, 2007 and 2006 are summarized below (amounts in thousands).

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to Other Accounts	Write-offs net of recoveries	Balance at end of year
December 31, 2008	$1,657	3,471	---	2,546	2,582

December 31, 2007	$2,922	4,822	---	6,087	1,657

December 31, 2006	$5,317	3,057	---	5,452	2,922

(4)	Net Property and Equipment in Service

Net property and equipment in service consists of the following at December 31, 2008 and 2007 (amounts in thousands):

	2008	2007
Land and buildings	$32,134	14,424
Telephony distribution systems	809,356	640,001
Cable television distribution systems	194,616	161,934
Support equipment	144,457	110,619
Transportation equipment	10,550	8,102
Property and equipment under capital leases	102,972	3,086
	1,294,085	938,166
Less accumulated depreciation	495,953	432,829
Less amortization	5,081	1,064
Net property and equipment in service	$793,051	504,273

(5)	Intangible Assets and Goodwill
As of December 31, 2008 cable certificates, wireless licenses and goodwill were tested for impairment and the fair values were greater than the carrying amounts, therefore these intangible assets were determined not to be impaired at December 31, 2008. The remaining useful lives of our cable certificates, wireless licenses and goodwill were evaluated as of December 31, 2008 and events and circumstances continue to support an indefinite useful life.

There are no indicators of impairment of our intangible assets subject to amortization as of December 31, 2008.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Other Intangible Assets subject to amortization include the following at December 31, 2008 and 2007 (amounts in thousands):

	2008	2007
Software license fees	$18,377	12,094
Customer relationships	11,467	4,528
Customer contracts	3,538	---
Right-of-way	783	783
Other	803	261
	34,968	17,666
Less amortization	11,992	5,897
Net other intangible assets	$22,976	11,769

Changes in Other Intangible Assets are as follows (amounts in thousands):

Balance at December 31, 2006	$7,011
Asset additions upon consolidation of Alaska DigiTel	4,469
Asset additions	3,738
Less amortization expense	3,332
Less asset write-off	117
Balance at December 31, 2007	11,769
Asset additions upon acquisition of UUI, Unicom, Alaska Wireless, and the minority interest in Alaska DigiTel	10,861
Asset additions	6,303
Less amortization expense	5,948
Less asset write-off	9
Balance at December 31, 2008	$22,976

During the year ended December 31, 2008, goodwill increased $24.7 million, customer relationships increased $6.8 million, customer contracts increased $3.5 million, other intangible assets increased $542,000, and wireless licenses increased $210,000 upon the acquisition of UUI, Unicom, Alaska Wireless, and the minority interest in Alaska DigiTel.  Goodwill and the wireless licenses are indefinite-lived assets.  The increase in other intangible assets is due to the recognition of customer relationships, contracts, and the Alaska DigiTel trademark.  The intangible assets added during 2008 have a weighted average amortization period of 3.6 years.

Amortization expense for amortizable intangible assets for the years ended December 31, 2008, 2007 and 2006 follow (amounts in thousands):

	Years Ended December 31,
	2008	2007	2006
Amortization expense for amortizable intangible assets	$5,948	3,332	1,804

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2009	$7,364
2010	5,494
2011	3,422
2012	2,421
2013	1,092

For the period from January 1, 2008 to December 31, 2008, the U.S. financial markets have been impacted by continued deterioration in economic conditions. Should economic conditions in the State of Alaska and other indicators deteriorate such that they impact our ability to achieve levels of forecasted operating results and cash flows, should our stock price and market capitalization decline below our book value for a sustained period of time, or should other events occur indicating the carrying value of goodwill and intangible assets might be impaired, we would test our intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value.  Any future impairment charges could have a material adverse effect on our results of operations.

(6)	Long-term Debt
Long-term debt consists of the following (amounts in thousands):

	December 31,
	2008	2007
Senior Credit Facility (a)	$362,529	220,760
Senior Notes (b)	320,000	320,000
Rural Utilities Services Debt (c)	35,328	--
CoBank Mortgage Note Payable (c)	3,539	--
Mortgage	490	529
Note Payable	--	100
Debt	721,886	541,389
Less unamortized discount paid on the Senior Notes	2,589	2,991
Less unamortized discount paid on Senior Credit Facility	2,466	---
Less current portion of long-term debt	8,425	2,283
Long-term debt, net of unamortized discount	$708,406	536,115

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(a)
The Senior Credit Facility includes a $360.0 million term loan, including the Additional Incremental Term Loan discussed below, and a $100.0 million revolving credit facility with a $25.0 million sublimit for letters of credit. Our term loan is fully drawn and becomes due in stages between 2011 and 2012.

In May 2008, we signed an agreement to add a term loan of $145.0 million ("Additional Incremental Term Loan") to our then existing Senior Credit Facility.  The Additional Incremental Term Loan is due under the same terms and conditions as set forth in the existing Senior Credit Facility.

The Additional Incremental Term Loan increased the interest rate on the term loan component of our Senior Credit Facility from LIBOR plus 2.00% to LIBOR plus 4.25%.  The Additional Incremental Term Loan increased the interest rate for the revolving credit facility component of our Senior Credit Facility from LIBOR plus a margin dependent upon our Total Leverage Ratio ranging from 1.50% to 2.25% to LIBOR plus the following Applicable Margin set forth opposite each applicable Total Leverage Ratio below:

Total Leverage Ratio (as defined)	Applicable Margin
>3.75	4.25%
>3.25 but <3.75	3.75%
>2.75 but <3.25	3.25%
<2.75	2.75%

The commitment fee we are required to pay on the unused portion of the commitment is 0.5%.

Substantially all of the Company's assets collateralize the Senior Credit Facility.

$145.0 million was drawn on the Additional Incremental Term Loan at the time of the debt modification.  We used $30.0 million of the proceeds to repay the revolver portion of our senior credit facility and our loan proceeds were reduced by $2.9 million for an original issue discount and $1.5 million for bank and legal fees associated with the new term loan.  We borrowed $10.0 million under our revolving credit facility in October 2008 and we have letters of credit outstanding totaling $4.0 million, which leaves $86.0 million available for borrowing under the revolving credit facility as of December 31, 2008 if needed.

The Term Loan allows for the repurchase of our common stock under our buyback program when our total debt leverage is below 4.0 times adjusted EBITDA. The amendment revised various financial covenants in the agreement and made conforming changes to various covenants to permit our 2008 acquisitions.  Additionally, our loan proceeds were reduced by $2.9 million for an original issue discount.  The discount on the term loan is being amortized into interest expense using the effective interest method.

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

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

Our Senior Credit Facility, which was further amended in October 2008 to allow an additional $15.0 million in capital expenditures for the year ended December 31, 2008, also limits the amount of capital expenditures, excluding acquisitions, that we can incur each year based on the following (amounts in thousands):

Year Ended:	Maximum Capital Expenditure Amount
2008	$240,000
2009	$125,000
2010	$125,000
2011 and thereafter	$100,000

If our capital expenditures for a given year are less than the maximum, the cumulative difference between the amount incurred and the maximum capital expenditure limitation may be carried over to the following year if certain levels of EBITDA are met.

The transaction in May 2008 to add the Additional Incremental Term Loan was a partial substantial modification of our existing Senior Credit Facility resulting in a $667,000 write-off of previously deferred loan fees during the year ended December 31, 2008 in our Consolidated Statements of Operations.  Deferred loan fees of $58,000 associated with the portion of our existing Senior Credit Facility determined not to have been substantially modified continue to be amortized over the remaining life of the Senior Credit Facility.

Additionally, in connection with the Additional Incremental Term Loan, we paid bank fees and other expenses of $1.6 million during 2008, of which $527,000 were immediately expensed in the twelve months ended December 31, 2008 and $1.1 million were deferred and are being amortized over the remaining life of the Senior Credit Facility.

In connection with the October 2008 amendment to the Senior Credit Facility, we paid loan fees of $453,000 which are being amortized over the remaining life of the Senior Credit Facility.  The October amendment to the Senior Credit Facility was determined not to be a substantial modification.

(b)
We pay interest of 7.25% on Senior Notes that are due in 2014. The Senior Notes are an unsecured senior obligation of GCI, Inc. The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount based on an effective interest rate of 7.50%, which is being amortized to Interest Expense over the term of the Senior Notes using the effective interest method.

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

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

The Senior Notes restrict GCI, Inc. and certain of its subsidiaries from incurring debt, but permits debt under the Senior Credit Facility and vendor financing as long as our leverage ratio, as defined does not exceed 6.0 to one.  In addition, certain other debt is permitted regardless of our leverage ratio, including debt under the Senior Credit Facility not exceeding (and reduced by certain stated items):

·	$250.0 million, reduced by the amount of any prepayments, or
·	3.0 times earnings before interest, taxes, depreciation and amortization for the last four full fiscal quarters of GCI, Inc. and its subsidiaries.

The Senior Notes limit the ability of our subsidiaries to make cash dividend payments to GCI.

Semi-annual interest payments of $11.6 million are payable in February and August of each year.

The Senior Notes are structurally subordinate to our Senior Credit Facility.

Our Senior Notes’ key debt covenants require our Total Leverage Ratio (as defined) be 6.0:1.0 or less and our Senior Leverage Ratio (as defined) be 3.0:1.0 or less if our Senior Debt (as defined) is greater than $250.0 million.

(c)
We acquired long-term debt of $43.6 million upon our acquisition of UUI and Unicom effective June 1, 2008.  As of December 31, 2008, the long-term debt consists of $35.3 million from the Rural Utility Services (“RUS”) and $3.5 million mortgage note payable due to CoBank.  The long-term debt is due in monthly installments of principal based on a fixed rate amortization schedule.  The interest rates on the various loans to which this debt relates range from 2.0% to 6.76%.  Through UUI and Unicom, we have $9.9 million available for borrowing for specific capital expenditures under existing borrowing arrangements.  Substantially all of the assets of our subsidiaries, UUI and Unicom are collateral for the amounts due to RUS and CoBank.

Maturities of long-term debt as of December 31, 2008 are as follows (amounts in thousands):

Years ending December 31,
2009	$8,425
2010	8,657
2011	188,147
2012	176,323
2013	4,749
2014 and thereafter	335,585
721,886
Less unamortized discount paid on Senior Notes	2,589
Less unamortized discount paid on Senior Credit Facility	2,466
Less current portion of long-term debt	8,425
$708,406

(7)	Comprehensive Income (Loss)
During the years ended December 31, 2008, 2007 and 2006 we had no other comprehensive income. Total comprehensive income (loss) which was equal to net income (loss) during the years ended December 31, 2008, 2007 and 2006 was $(1.9) million, $13.7 million and $18.5 million, respectively.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(8)	Income Taxes
     Total income tax expense was allocated as follows (amounts in thousands):

	Years ended December 31,
	2008	2007	2006
Income (loss) before cumulative effect of a change in accounting principle	$(792)	12,162	15,797
SAB 108 cumulative adjustment	---	---	772
Cumulative effect of a change in accounting principle	---	---	44
Net income (loss)	$(792)	12,162	16,613

We did not record any excess tax benefit generated from stock options exercised during the years ended December 31, 2008, 2007, and 2006 since we are in a net operating loss carryforward position and the income tax deduction will not yet reduce income taxes payable.  The cumulative excess tax benefits generated for stock options exercised that have not been recognized is $4.6 million at December 31, 2008.

We have an income tax receivable for federal and state alternative minimum tax paid in 2008 of $899,000 at December 31, 2008.

Income tax expense consists of the following (amounts in thousands):

		Years ended December 31,
		2008	2007	2006
Current tax expense (benefit):
Federal taxes	$	---	436	(278)
State taxes		---	77	(81)
		---	513	(359)

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

Deferred tax expense:
Federal taxes	922	9,785	12,514
State taxes	155	1,864	3,642
	1,077	11,649	16,156
	$1,077	12,162	15,797

Total income tax expense differed from the “expected” income tax expense determined by applying the statutory federal income tax rate of 35% as follows (amounts in thousands):

	Years ended December 31,
	2008	2007	2006
“Expected” statutory tax expense (benefit)	$(277)	9,063	11,988
State income taxes, net of federal expense (benefit)	(48)	1,585	2,529
Income tax effect of nondeductible entertainment expenses	725	569	423
Income tax effect of nondeductible lobbying expenses	424	468	409
Income tax effect of nondeductible expenditures and other items, net	247	500	60
Other, net	6	(23)	388
	$1,077	12,162	15,797

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2008 and 2007 are summarized below (amounts in thousands):

	2008	2007
Current deferred tax assets, net of current deferred tax liability:
Compensated absences, accrued for financial reporting purposes	$2,771	2,196
Net operating loss carryforwards	---	2,033
Workers compensation and self insurance health reserves, principally due to accrual for financial reporting purposes	869	694
Accounts receivable, principally due to allowance for doubtful accounts	980	629
Deferred compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	966	(401)
Other	2,257	583
Total current deferred tax assets	$7,843	5,734

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2008	2007
Long-term deferred tax assets:
Net operating loss carryforwards	$65,890	45,518
IRU revenue deferred for financial reporting purposes	20,658	---
Alternative minimum tax credits	3,055	3,160
Deferred compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	1,274	2,690
Asset retirement obligations in excess of amounts recognized for tax purposes	1,812	1,444
Share-based compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	2,079	---
Other	115	222
Total long-term deferred tax assets	94,883	53,034

Long-term deferred tax liabilities
Plant and equipment, principally due to differences in depreciation	108,015	68,278
Intangible assets	73,000	68,588
Other	55	462
Total long-term deferred tax liabilities	181,070	137,328
Net long-term deferred tax liabilities	$86,187	84,294

At December 31, 2008, we have (1) tax net operating loss carryforwards of $160.8 million that will begin expiring in 2011 if not utilized, and (2) alternative minimum tax credit carryforwards of $3.1 million available to offset regular income taxes payable in future years.  Our utilization of remaining acquired net operating loss carryforwards is subject to annual limitations pursuant to Internal Revenue Code section 382 which could reduce or defer the utilization of these losses.

We are no longer subject to U.S. or state tax examinations by tax authorities for years before 2005 except that  certain U.S. federal income tax returns for years after 1997 are not closed by relevant statutes of limitations due to unused net operating losses reported on those income tax returns.

Our tax net operating loss carryforwards are summarized below by year of expiration (amounts in thousands).

Years ending December 31,	Federal	State
2011	$759	759
2019	25,942	25,552
2020	44,744	43,797
2021	29,614	28,987
2022	14,081	13,788
2023	3,968	3,903
2024	544	---
2025	1,342	---
2026	337	---
2027	116	---
2028	39,400	43,663
Total tax net operating loss carryforwards	$160,847	160,449

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
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

(9)	Stockholders’ Equity

Common Stock
GCI’s Class A and Class B common stock are identical in all respects, except that each share of Class A common stock has one vote per share and each share of Class B common stock has ten votes per share. Each share of Class B common stock outstanding is convertible, at the option of the holder, into one share of Class A common stock.

During the years ended December 31, 2008, 2007 and 2006 we repurchased 0, 1.3 million, and 2.9 million, respectively, shares of our Class A and Class B common stock at a cost of $0, $15.1 million and $34.7 million, respectively, pursuant to the Class A and Class B common stock repurchase program authorized by our Board of Directors.  The Term Loan agreement entered into in May 2008 and described in note 6 allows for the repurchase of our common stock under our buyback program when our total debt leverage is below 4.0 times adjusted EBITDA. During the years ended December 31, 2008, 2007 and 2006 we retired 540,000, 843,000, and 3.2 million shares, respectively, of our Class A and Class B common stock that we purchased pursuant to the Class A and Class B common stock repurchase program.

Verizon owned 1,276,000 shares of our Class B common stock that represented 38 percent of the issued and outstanding Class B shares at December 31, 2006, and 15 percent of voting interest at December 31, 2006.  In March 2007, Verizon sold all of their GCI Class B common stock to two individuals in a private transaction.

Share-Based Compensation
Our 1986 Stock Option Plan, as amended ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to five years. Substantially all options vest in equal installments over a period of five years and expire ten years from the date of grant. The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf. New shares are issued when stock option agreements are exercised or restricted stock awards are made. Our share repurchase program as described above may include the purchase of shares issued pursuant to stock option agreement exercise transactions.

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

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

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

The following table shows our assumptions used to compute the share-based compensation expense for stock options granted during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Expected term (years)	5.2 – 6.8	5.2 – 6.8	5.4 – 8.0
Volatility	47.6% – 55.4%	41.5% – 54.3%	43.3% – 61.4%
Risk-free interest rate	1.6% – 3.4%	3.5% – 4.7%	4.7% – 5.0%

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

During the year ended December 31, 2008, we modified the option price of several performance based stock options as consideration for a modification of the performance target.  SFAS No. 123(R) requires that we recognize incremental compensation expense based on the difference between the fair value of the modified option as compared to the original option as of the modification date.  The modification resulted in $372,000 incremental expense that is expected to be recognized over the weighted average period of 1.0 years.

The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $3.10 per share, $7.03 per share and $6.92 per share, respectively. The total fair value of options vesting during the years ended December 31, 2008, 2007 and 2006 was $3.3 million, $3.3 million and $3.6 million, respectively.

We have recorded share-based compensation expense of $7.3 million for the year ended December 31, 2008, which consists of $7.3 million for employee share-based compensation expense and a $4,000 decrease in the fair value of liability-classified share-based compensation.  We recorded share-based compensation expense of $4.9 million for the year ended December 31, 2007, which consists of $6.2 million for employee share-based compensation expense and a $1.3 million decrease for liability-classified share-based compensation.  We recorded share-based compensation expense of $6.4 million for the year ended December 31, 2006, which consists of $4.8 million for employee share-based compensation expense and $1.6 million for liability-classified share-based compensation.  Share-based compensation expense is classified as selling, general and administrative expense in our consolidated Statements of Operations.  Unrecognized share-based compensation expense was $2.8 million relating to 413,000 restricted stock awards and $9.7 million relating to 2.5 million unvested stock options as of December 31, 2008. We expect to recognize share-based compensation expense over a weighted average period of 2.7 years for stock options and 1.7 years for restricted stock awards.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
     The following is a summary of our Stock Option Plan activity for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	6,543	$7.27

Options granted	1,003	$12.11
Options exercised	(1,606)	$6.74
Options forfeited and retired	(73)	$8.83
Outstanding at December 31, 2006	5,867	$8.22

Options granted	983	$12.85
Restricted stock awards granted	499	$13.04
Options exercised	(477)	$6.93
Restricted stock awards vested	(23)	$13.34
Options forfeited and retired	(98)	$9.69
Outstanding at December 31, 2007	6,751	$9.37

Options granted	751	$7.80
Restricted stock awards granted	45	$7.36
Options exercised	(71)	$5.77
Restricted stock awards vested	(131)	$12.05
Options forfeited and retired	(140)	$9.57
Outstanding options and restricted stock awards at December 31, 2008	7,205	$9.08

Available for grant at December 31, 2008	918

The following is a summary of activity for stock options granted not pursuant to the Stock Option Plan for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006, 2007, and 2008	150	$6.50

Available for grant at December 31, 2008	---

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

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following is a summary of all outstanding stock options at December 31, 2008:

Options Outstanding
		Weighted Average
		Remaining		Aggregate
Range of	Shares	Contractual Life	Weighted Average	Intrinsic Value
Exercise Prices	(thousands)	(years)	Exercise Price	(thousands)
$3.11-$6.00	664	3.40	$5.50		$1,721
$6.01-$6.35	41	2.01	$6.12		$81
$6.36-$6.50	747	1.85	$6.50		$1,188
$6.51-$7.12	108	2.08	$7.09		$108
$7.13-$7.25	1,050	3.10	$7.25		$882
$7.26-$8.40	1,422	7.29	$8.04		$189
$8.41-$9.86	705	5.65	$9.54	$	---
$9.87-$12.99	1,680	7.90	$11.91	$	---
$13.00-$15.31	394	7.47	$13.21	$	---
$15.32-$15.48	1	8.08	$15.48	$	---
$3.11-$15.48	6,812	5.54	$8.88		$4,169

We had 6,812,000 total outstanding shares that excluded 393,000 restricted stock awards at December 31, 2008.

Options Exercisable
		Weighted Average
		Remaining		Aggregate
Range of	Shares	Contractual Life	Weighted Average	Intrinsic Value
Exercise Prices	(thousands)	(years)	Exercise Price	(thousands)
$3.11-$6.00	664	3.40	$5.50		$1,721
$6.01-$6.35	41	2.01	$6.12		$81
$6.36-$6.50	747	1.85	$6.50		$1,188
$6.51-$7.12	108	2.08	$7.09		$108
$7.13-$7.25	1,008	3.10	$7.25		$847
$7.26-$8.40	518	4.65	$8.17		$70
$8.41-$9.86	501	5.36	$9.48	$	---
$9.87-$12.99	525	7.34	$11.48	$	---
$13.00-$15.31	163	7.48	$13.24	$	---
$15.32-$15.48	0	8.08	$15.48	$	---
$3.11-$15.48	4,275	4.03	$7.95		$4,015

The total intrinsic values, determined as of the date of exercise, of options exercised in the years ended December 31, 2008, 2007 and 2006 were $214,000, $3.5 million and $9.8 million, respectively. We received $416,000, $3.3 million and $11.5 million in cash from stock option exercises in the years ended December 31, 2008, 2007 and 2006, respectively. We used cash of $0, $0, and $5.8 million to settle stock option agreements in the years ended December 31, 2008, 2007 and 2006, respectively. We discontinued offering a cash-settlement exercise option to employees on October 23, 2006 and do not intend to cash-settle option exercises in the future.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

Employee Stock Purchase Plan
In December 1986, we adopted an Employee Stock Purchase Plan (the “401(k) Plan”) qualified under Section 401 of the Internal Revenue Code of 1986. The 401(k) Plan provides for acquisition of GCI’s Class A and Class B common stock at market value. The 401(k) Plan permits each employee who has completed one year of service to elect to participate in the 401(k) Plan. Through December 31, 2008, eligible employees could elect to reduce their compensation by up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $15,500. Beginning January 1, 2009, eligible employees can elect to reduce their compensation by up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $16,500. Eligible employees may contribute up to 10 percent of their compensation with after-tax dollars, or they may elect a combination of salary reductions and after-tax contributions.

Eligible employees were allowed to make catch-up contributions of no more than $5,000 during the year ended December 31, 2008 and will be able to make such contributions limited to $5,500 during the year ended December 31, 2009. We do not match employee catch-up contributions.

We may match up to 100% of employee salary reductions and after tax contributions in any amount, decided by our Board of Directors each year, but not more than 10 percent of any one employee’s compensation will be matched in any year. Matching contributions vest over the initial six years of employment. For the year ended December 31, 2008, the combination of salary reductions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee’s compensation or $46,000 (determined after salary reduction). For the year ended December 31, 2007, the combination of salary reductions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee’s compensation or $45,000 (determined after salary reduction).

Employee contributions may be invested in GCI Class A common stock or various mutual funds.

In 2006 employee contributions received up to 100% matching, as determined by our Board of Directors each year, in GCI common stock. As of January 1, 2007, employee contributions receive up to 100% matching and employees self-direct their matching investment. Our matching contributions allocated to participant accounts totaled $5.8 million, $5.5 million, and $4.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. The 401(k) Plan may, at its discretion, purchase shares of GCI common stock from GCI at market value or may purchase GCI’s common stock on the open market. We funded all of our employer-matching contributions through market purchases during the years ended December 31, 2008, 2007 and 2006.

Employees of our subsidiaries UUI and Unicom who meet certain age and length of service requirements may participate in a profit sharing and 401(k) deferred contribution plan.  We may match up to 100% of employee salary reductions up to the first 4% of an employee’s contribution.  The annual contribution to the profit sharing plan is at the discretion of the UUI and Unicom Board of Directors.  Matching contributions totaled $104,000 from June 1, 2008 through December 31, 2008.

(10)	Industry Segments Data
Our reportable segments are business units that offer different products and are each managed separately.

A description of our five reportable segments follows:

Consumer - We offer a full range of voice, video, data and wireless services to residential customers.

Network Access - We offer a full range of voice, data and wireless services to common carrier customers.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

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

Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the years ended December 31, 2008, 2007, and 2006 are allocated to our Consumer, Network Access, Commercial, and Managed Broadband segments using segment margin for the years ended December 31, 2007, 2006, and 2005 respectively.  Bad debt expense for the years ended December 31, 2008, 2007, and 2006 is allocated to our Consumer, Network Access, Commercial and Managed Broadband segments using a combination of specific identification and allocations based upon segment revenue for the years ended December 31, 2008, 2007 and 2006, respectively.  Corporate related expenses and bad debt expense are specifically identified for our Regulated Operations segment and therefore, are not included in the allocations.

We evaluate performance and allocate resources based on adjusted EBITDA. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the years ended December 31, 2008, 2007 and 2006 follows (amounts in thousands):

	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2008
Revenues:
Intersegment	$84	916	5,808	---	157	6,965
External	255,632	153,821	114,660	37,047	14,282	575,442
Total revenues	255,716	154,737	120,468	37,047	14,439	582,407
Cost of Goods Sold:
Intersegment	656	685	2,821	125	97	4,384
External	89,853	40,326	59,480	10,265	3,134	203,058
Total Cost of Goods Sold	90,509	41,011	62,301	10,390	3,231	207,442
Contribution:
Intersegment	(572)	231	2,987	(125)	60	2,581
External	165,779	113,495	55,180	26,782	11,148	372,384
Total contribution	165,207	113,726	58,167	26,657	11,208	374,965

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Less SG&A		110,364	43,057	36,191	13,132	7,562	210,306
Plus share-based compensation		2,891	2,443	1,392	552	---	7,278
Plus non-cash contribution expense		199	177	76	28	---	480
Plus minority interest		661	589	253	---	---	1,503
Plus other expense		(217)	---	---	---	---	(217)
Adjusted EBITDA		$58,949	73,647	20,710	14,230	3,586	171,122

2007
Revenues:
Intersegment	$	---	2,978	5,471	---	---	8,449
External		223,502	163,377	104,640	28,792	---	520,311
Total revenues		223,502	166,355	110,111	28,792	---	528,760
Cost of Goods Sold:
Intersegment		2,067	1,303	2,487	---	---	5,857
External		88,699	43,868	53,492	9,740	---	195,799
Total Cost of Goods Sold		90,766	45,171	55,979	9,740	---	201,656
Contribution:
Intersegment		(2,067)	1,675	2,984	---	---	2,592
External		134,803	119,509	51,148	19,052	---	324,512
Total contribution		132,736	121,184	54,132	19,052	---	327,104
Less SG&A		89,723	38,859	36,060	11,110	---	175,752
Plus share-based compensation		1,715	1,775	1,069	385	---	4,944
Plus other income		13	16	7	---	---	36
Adjusted EBITDA		$46,808	82,441	16,164	8,327	---	153,740

2006
Revenues:
Intersegment	$	---	---	5,335	---	---	5,335
External		178,951	166,471	105,929	26,131	---	477,482
Total revenues		178,951	166,471	111,264	26,131	---	482,817
Cost of Goods Sold:
Intersegment		---	636	2,353	---	---	2,989
External		71,663	39,957	50,309	7,178	---	169,107
Total Cost of Goods Sold		71,663	40,593	52,662	7,178	---	172,096
Contribution:
Intersegment		---	(636)	2,982	---	---	2,346
External		107,288	126,514	55,620	18,953	---	308,375
Total contribution		107,288	125,878	58,602	18,953	---	310,721
Less SG&A		76,819	35,542	35,793	10,796	---	158,950
Plus share-based compensation		2,081	2,478	1,337	469	---	6,365
Plus other income		---	---	---	463	---	463
Adjusted EBITDA		$32,550	93,450	21,164	9,089	---	156,253

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

Years ended December 31,	2008	2007	2006
Reportable segment revenues	$582,407	528,760	482,817
Less intersegment revenues eliminated in consolidation	6,965	8,449	5,335
Consolidated revenues	$575,442	520,311	477,482

A reconciliation of reportable segment earnings from adjusted EBITDA, as adjusted to consolidated net income (loss) before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

Years ended December 31,	2008	2007	2006
Reportable segment adjusted EBITDA	$171,122	153,740	156,253
Less depreciation and amortization expense	114,369	87,615	82,099
Less share-based compensation expense	7,278	4,944	6,365
Less non-cash contribution expense	480	---	---
Less other income	1,503	36	463
Plus other expense	217	---	---
Consolidated operating income	47,709	61,145	67,326
Less other expense, net	48,501	35,250	33,073
Consolidated income (loss) before income taxes and cumulative effect of a change in accounting principle	$(792)	25,895	34,253

Assets at December 31, 2008, 2007 and 2006 and capital expenditures for the years ended December 31, 2008, 2007 and 2006 are not allocated to reportable segments as our Chief Operating Decision Maker does not review a balance sheet or capital expenditures by segment to make decisions about resource allocations or to evaluate segment performance.

We earn revenues included in the Network Access segment from a major customer. We earned revenues from our major customer, net of discounts, of $65.0 million, $71.6 million and $93.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. As a percentage of total revenues, our major customer’s revenues totaled 11.3%, 13.8% and 19.6% for the years ended December 31, 2008, 2007 and 2006, respectively

(11)	Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2008 and 2007 the fair values of cash and cash equivalents, net receivables, current portion of notes receivable, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and estimated fair values of our financial instruments at December 31, 2008 and 2007 follow (amounts in thousands):

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$817,160	723,403	541,249	512,853
Other liabilities	63,867	63,727	11,596	11,380

The following methods and assumptions were used to estimate fair values:

Current and long-term debt and capital lease obligations:  The fair value of our Senior Notes is estimated based on the quoted market price for the same issue. The fair value of our Senior Credit Facility is estimated to approximate the carrying value because these instruments are subject to variable interest rates. The fair value of the Rural Utilities Services Debt and CoBank Mortgage Note Payable are valued at the discounted amount of future cash flows using our current incremental rate of borrowing on our Senior Credit Facility.  The fair value of our capital leases and capital leases due to related party are estimated based upon the discounted amount of future cash flows using our current incremental rate of borrowing on our Senior Credit Facility.

Other Liabilities:  Deferred compensation liabilities have no defined maturity dates therefore the fair value is the amount payable on demand as of the balance sheet date. Asset retirement obligations are recorded at their fair value and, over time, the liability is accreted to its present value each period. Lease escalation liabilities are valued at the discounted amount of future cash flows using the Senior Credit Facility interest rate at December 31, 2008. Our non-employee share-based compensation awards are reported at their fair value at each reporting period.

Fair Value Measurements
On January 1, 2008, we partially adopted SFAS No. 157 “Fair Value Measurements,” which did not have a material impact on our consolidated financial statements. We partially adopted SFAS No. 157 due to the issuance of FSP FASB 157-2, “Effective Date of FASB Statement No. 157.”  SFAS No. 157 defines fair value, establishes a common framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements for assets and liabilities. SFAS No. 157 does not require additional assets or liabilities to be accounted for at fair value beyond that already required under other U.S. GAAP accounting standards. FSP No. 157-2 deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Included in the scope of FSP No. 157-2 are nonfinancial assets and liabilities acquired in business combinations and impaired assets. The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We continue to assess the deferred portion of SFAS No. 157.

In accordance with the provisions of FSP No. 157-2, we have applied the provisions of SFAS No. 157 only to our financial assets and liabilities recorded at fair value, which consist of trading securities and interest rate caps. SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 were as follows (amounts in thousands):

	Observable Inputs Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total
Assets
Money market funds and U.S. government securities	$1,563	---	---	1,563
Derivative financial instruments	---	7	---	7
Total assets at fair value	$1,563	7	---	1,570

The valuation of our marketable securities is determined using quoted market prices utilizing market observable inputs. Derivative financial instruments are determined using mid-market quotations that are based on actual bid/ask quotations shown on reliable electronic information screens as of December 31, 2008.

(12)	Related Party Transactions
We entered into a long-term capital lease agreement in 1991 with the wife of our President and CEO for property occupied by us. The leased asset was capitalized in 1991 at the owner’s cost of $900,000 and the related obligation was recorded in the accompanying financial statements. The lease agreement was amended in April 2008 and we have increased our existing capital lease asset and liability by $1.3 million to record the extension of this capital lease. The amended lease terminates on September 30, 2026.

In January 2001 we entered into an aircraft operating lease agreement with a company owned by our President and CEO. The lease was amended effective January 1, 2002 and February 25, 2005. The lease term is month-to-month and may be terminated at any time upon one hundred and twenty days written notice. The monthly lease rate is $75,000. Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share, of which 150,000 shares remain and were exercisable at December 31, 2008. We paid a deposit of $1.5 million in connection with the lease. The deposit will be repaid to us upon the earlier of six months after the agreement terminates, or nine months after the date of a termination notice. The lessor may sell to us the stock arising from the exercise of the stock option or surrender the intrinsic value of the right to purchase all or a portion of the stock option to repay the deposit, if allowed by our debt instruments in effect at such time.

(13)	Commitments and Contingencies

Operating Leases as Lessee
We lease business offices, have entered into site lease agreements and use satellite transponder and fiber capacity and certain equipment pursuant to operating lease arrangements. Many of our leases are for multiple years and contain renewal options.  Rental costs, including immaterial amounts of contingent rent expense, under such arrangements amounted to $35.7 million, $34.6 million and $32.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Capital Leases
We entered into a long-term capital lease agreement in 1991 with the wife of our President and CEO for property occupied by us as further described in note 12.

On March 31, 2006, through our subsidiary GCI Communication Corp. we entered into an agreement to lease transponder capacity on Intelsat, Ltd.’s (“Intelsat”) Galaxy 18 spacecraft that successfully
(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

launched on May 21, 2008. We are also leasing capacity on the Horizons 1 satellite, which is owned jointly by Intelsat and JSAT International, Inc. The leased capacity replaced our existing transponder capacity on Intelsat’s Galaxy XR satellite.

The Intelsat Galaxy 18 C-band and Ku-Band transponders are being leased over an expected term of 14 years. The present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, is $98.6 million. We have recorded a capital lease obligation and an addition to our Property and Equipment at December 31, 2008.

In June 2008 Galaxy XR was taken out of service resulting in the removal of the remaining $8.8 million net book value and the recognition of an $8.8 million warranty receivable.  We applied $8.4 million of the warranty receivable to offset our cash obligation relating to the capital lease during the year ended December 31, 2008, resulting in an outstanding warranty receivable of $465,000 as of December 31, 2008.

A summary of future minimum lease payments (amounts in thousands):

Years ending December 31:	Operating	Capital
2009	$16,401	11,646
2010	8,703	11,656
2011	7,387	11,672
2012	5,601	11,732
2013	4,797	11,742
2014 and thereafter	17,429	101,983
Total minimum lease payments	$60,318	160,431
Less amount representing interest		60,102
Less current maturity of obligations under capital leases		4,432
Long-term obligations under capital leases, excluding current maturity		$95,897

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

Operating Lease and IRU Revenue
We enter into lease or service arrangements for IRU capacity on our fiber optic cable systems with third parties and for many of these leases or service arrangements, we received up-front cash payments.  We have $52.6 million in deferred revenue at December 31, 2008 representing cash received from customers for which we will recognize revenue in the future.  The arrangements under operating lease or service arrangements expire on various dates through 2029.  The revenue will be recognized over the term of the agreements.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

A summary of minimum future lease or service arrangement cash receipts including IRUs and the provision of certain other service are as follows (amounts in thousands):

Years ending December 31,
2009	$18,902
2010	7,356
2011	5,399
2012	4,940
2013	4,936
2014 and thereafter	46,586
Total minimum future service revenues	$88,119

The cost of assets that are leased to customers is $226.0 million and $22.9 million as of December 31, 2008 and 2007, respectively.  The carrying value of assets leased to customers is $152.1 million and $13.1 million as of December 31, 2008 and 2007, respectively.

Letters of Credit
We have letters of credit totaling $4.0 million outstanding under our Senior Credit Facility as follows:

·	$3.4 million to secure payment of certain access charges associated with our provision of telecommunications services within the State of Alaska,
·	$529,000 to meet obligations associated with our insurance arrangements, and
·	$100,000 to secure right of way access.

Wireless Service Equipment Obligation
We have entered into an agreement to purchase hardware and software capable of providing wireless service to small markets in rural Alaska as a reliable substitute for standard wire line service.  The agreement has a total remaining commitment of $13.3 million.  We paid $3.8 million in 2008 and expect to pay $4.8 million, $5.1 million, and $3.4 million during the years ended December 31, 2009, 2010, and 2011, respectively.

IRU Purchase Commitment
On July 31, 2006, through our subsidiary GCI Communication Corp. we entered into an agreement to purchase IRU capacity in the Kodiak-Kenai Cable Company, LLC’s marine-based fiber optic cable system linking Anchorage to Kenai, Homer, Kodiak and Seward, Alaska. The new system was placed into service in December 2006. We accepted the first installment of our IRU capacity in December 2006 and the second installment in January 2009. We have committed to purchase a minimum of $5.0 million to $5.5 million in additional IRU capacity in two installments through 2011.

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

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

cannot be predicted with certainty we do not expect, at this time, that the resolution of them will have a material adverse effect on our financial position, results of operations or liquidity.

In the third quarter of 2008, Alaska DigiTel received a request for documents pursuant to a notification of investigation from the FCC’s Office of the Inspector General in connection with its review of Alaska DigiTel’s compliance with program rules and requirements under certain USF programs. The request covers the period beginning January 1, 2004 through August 31, 2008, and relates to amounts received by Alaska DigiTel and its affiliates during that period.  We have been and intend to continue fully complying with this request on behalf of Alaska DigiTel and the GCI companies as affiliates.  This request has not had a material impact on our statement of operations, financial position or cash flows but given the preliminary nature of this request we are unable to assess the ultimate resolution of this matter.

Alaska Communications Systems (“ACS”) Access Service Pricing
On May 22, 2006, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from regulation of interstate broadband and access services. On August 20, 2007, the FCC granted in part and denied in part the requested relief, requiring that ACS comply with certain safeguards to ensure the relief granted would not result in harm to consumers or competition.  On September 19, 2007, GCI and ACS both filed petitions for reconsideration on discrete findings in the order.  The petitions are pending and we cannot predict the final outcome of the proceeding at this time.  On October 22, 2008, ACS filed a petition to convert to price cap regulation the access services it provides in each of its operating areas.  We cannot predict at this time the outcome of the proceeding or the effect on our cost of purchasing ACS access services.

Universal Service
The USF pays subsidies to ETCs to support the provision of local access service in high-cost areas. Under FCC regulations, we have qualified as a competitive ETC in the Anchorage, Fairbanks, Juneau, MTA, Mukluk, Ketchikan, Fort Wainwright/Eielson, and Glacier State study areas. Without ETC status, we would not qualify for USF subsidies in these areas or other rural areas where we propose to offer local access services, and our revenue for providing local access services in these areas would be materially adversely affected.

On May 1, 2008, the FCC issued an order adopting the recommendation of the Federal State Joint Board on Universal Service (“Joint Board”) to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions were provided some relief.  On March 5, 2009, the FCC issued an additional order waiving a previously adopted limitation to the exception, the result of which is to provide uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions during the time the interim cap is in effect.  The uncapped support for tribal lands or Alaska Native regions and the cap for all other regions will be in place until the FCC takes action on proposals for long term reform.

Cable Service Rate Reregulation
Federal law permits regulation of basic cable programming services rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system’s subscribers request such regulation by filing a petition with the RCA. At December 31, 2008, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. The Juneau system serves 7% of our total basic service subscribers at December 31, 2008.

Dobson Resale Agreement
We had a distribution agreement with Dobson allowing us to resell Dobson wireless services.  AT&T Mobility acquired Dobson, including its Alaska properties, on November 15, 2007. In December 2007 we

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

signed an agreement with AT&T Mobility that provides for an orderly transition of our wireless customers from the Dobson/AT&T Mobility network in Alaska to our wireless facilities to be built in 2008 and 2009.  The agreement allows our current and future customers to use the AT&T Mobility network for local access and roaming during the transition period.  The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the Dobson/AT&T Mobility network in Alaska with our own wireless facilities. Under the agreement AT&T Mobility’s obligation to purchase network services from us terminated as of July 1, 2008. AT&T Mobility has agreed to provide us with a large block of wireless network usage at no charge to facilitate the transition of our customers.  We will pay for usage in excess of that base transitional amount.  This grant of service will reduce the Cost of Goods Sold during the four-year period ended June 30, 2012, that we would have otherwise recognized in accordance with the new agreement, however we are unable to estimate the impact this agreement will have on our Cost of Goods Sold.

CDMA Network Expansion
During 2007 Alaska DigiTel and GCI signed an agreement with a customer to build-out Alaska DigiTel's CDMA network to provide expanded roaming area coverage.  If we fail to meet the schedule, the customer has the right to terminate the agreement and we may be required to pay up to $16.0 million as liquidated damages.  We expect to meet the deadlines imposed by the build-out schedule and therefore expect our expenditures to result in an expansion of our wireless facilities rather than payment of the liquidated damages. We spent $28.1 million in 2008 to partially complete the CDMA network build-out.

(14) Fluctuations in Fourth Quarter Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2008 and 2007(amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Total revenues	$134,674	142,461	151,660	146,647
Operating income	$9,714	14,045	15,980	7,970
Net income (loss)	$436	1,832	265	(4,402)
Basic net income (loss) per share	$0.01	0.04	0.01	(0.08)
Diluted net income (loss) per share	$0.00	0.03	0.00	(0.08)

2007
Total revenues	$125,031	129,890	134,090	131,300
Operating income	$12,570	19,444	15,172	13,959
Net income	$2,306	5,918	2,956	2,553
Basic net income per share	$0.04	0.11	0.06	0.05
Diluted net income per share	$0.04	0.11	0.05	0.04

During the fourth quarter of 2008, we recognized additional expense of $1.6 million related to the conversion of customer wireless phones to our facilities, $1.8 million in compensation related costs, additional depreciation due to the build out of our wireless facilities, and a reduction in revenues due to continuing implementation of the new distribution agreement with AT&T Mobility.

No significant, unusual or infrequently occurring items were recognized in the fourth quarter of 2007.

Item 15(b). Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company dated August 20, 2007 (37)
3.2	Amended and Restated Bylaws of the Company dated August 20, 2007 (36)
4.1	Certified copy of the General Communication, Inc. Amendment No. 1, dated as of June 25, 2007, to the Amended and Restated 1986 Stock Option Plan (33)
10.3	Westin Building Lease (3)
10.4	Duncan and Hughes Deferred Bonus Agreements (4)
10.5	Compensation Agreement between General Communication, Inc. and William C. Behnke dated January 1, 1997 (13)
10.6	Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska (2)
10.13	MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (5)
10.14	Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (5)
10.15	Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.16	Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.17	Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.20	The GCI Special Non-Qualified Deferred Compensation Plan (7)
10.21	Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI Communication Corp. (7)
10.25	Licenses: (3)
10.25.1	214 Authorization
10.25.2	International Resale Authorization
10.25.3	Digital Electronic Message Service Authorization
10.25.11	Certificate of Convenience and Public Necessity – Telecommunications Service (Local Exchange) dated July 7, 2000 (29)
10.26	ATU Interconnection Agreement between GCI Communication Corp. and Municipality of Anchorage, executed January 15, 1997 (12)
10.29	Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (8)
10.30	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and Alaska Cablevision, Inc. (8)
10.31	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and McCaw/Rock Homer Cable System, J.V. (8)
10.32	Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and McCaw/Rock Seward Cable System, J.V. (8)
10.33	Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among General Communication, Inc., and the Prime Sellers Agent (9)
10.34	First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (9)
10.36	Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order U-96-89(5) dated January 14, 1997 (12)
10.37	Amendment to the MCI Carrier Agreement executed April 20, 1994 (12)
10.38	Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (11)
10.39	MCI Carrier Addendum—MCI 800 DAL Service effective February 1, 1994 (11)
10.40	Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (11)

10.41	Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (11)
10.42	Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (12)
10.43	Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (11)
10.44	Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (14)
10.45	First Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated April 1, 1996 (14)
10.46	Service Mark License Agreement between MCI Communications Corporation and General Communication, Inc. dated April 13, 1994 (13)
10.47	Radio Station Authorization (Personal Communications Service License), Issue Date June 23, 1995 (13)
10.50	Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc. and GCI Network Systems dated April 1, 1992 (14)
10.51	Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August 1, 1996 (14)
10.52	Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc. (2)
10.54	Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings dated September 23, 1996 (13)
10.55	Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (13)
10.58	Employment and Deferred Compensation Agreement between General Communication, Inc. and John M. Lowber dated July 1992 (13)
10.59	Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated August 15, 1994 (13)
10.60	Transponder Lease Agreement between General Communication Incorporated and Hughes Communications Satellite Services, Inc., executed August 8, 1989 (6)
10.61	Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and Hughes Communications Galaxy, Inc. dated August 24, 1995 (13)
10.62	Order Approving Application, Subject to Conditions; Requiring Filing; and Approving Proposed Tariff on an Inception Basis, dated February 4, 1997 (13)
10.66	Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp. dated as of July 11, 1997. (15)
10.67	Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System Partnership Contract Variation No. 1 dated as of December 1, 1997. (15)
10.71	Third Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated February 27, 1998 (16)
10.80	Fourth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom. (17)
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

10.144	Strategic Roaming Agreement dated as of October 30, 2007 between Alaska DigiTel, LLC. And WirelessCo L.P. # (37)
10.145
CDMA Build-out Agreement dated as of October 30, 2007 between Alaska DigiTel, LLC. and WirelessCo L.P. (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) # (37)

10.146	Long-term de Facto Transfer Spectrum Leasing agreement between Alaska DigiTel, LLC. and SprintCom, Inc. # (37)
10.147
Twelfth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formerly known as MCI WorldCom Network Services) dated November 19, 2007 (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) # (37)

10.148
Stock Purchase Agreement dated as of October 12, 2007 among GCI Communication Corp., United Companies, Inc., Sea Lion Corporation and Togiak Natives LTD. (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) (37)

10.149
Fourth Amendment to the Amended and Restated Credit Agreement dated as of May 2, 2008 by and among GCI Holdings, Inc., the other parties thereto and Calyon New York Branch, as administrative agent, and the other Lenders party thereto (38)

10.150	Second Amendment to Lease Agreement dated as of April 8, 2008 between RDB Company and GCI Communication Corp. as successor in interest to General Communication, Inc. (39)
10.151	Audit Committee Charter (as revised by the board of directors of General Communication, Inc. effective as of April 27, 2007) (39)
10.152	Nominating and Corporate Governance Committee Charter (as revised by the board of directors of General Communication, Inc. effective as of April 27, 2007) (39)
10.153
Thirteenth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formally known as MCI WorldCom Network Services) dated January 16, 2008 # (39)

10.154
Fourteenth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formally known as MCI WorldCom Network Services) dated May 15, 2008 (40)

10.155	Contract for Alaska Access Services between the Company and Verizon, dated January 1, 1993 (41)
10.156	Third Amendment to Contract for Alaska Access Services between the Company and Verizon, dated February 27, 1998 (41)
10.157	Fourth Amendment to Contract for Alaska Access Services between the Company and Verizon, dated January 1, 1999 (41)
10.158
Fifth Amendment to the Amended and Restated Credit Agreement dated as of October 17, 2008 by and among Holdings, Inc. the other parties thereto and Calyon New York Branch, as administrative agent, and the other Lenders party thereto (42)

10.159	Amendment to Deferred Bonus Agreement dated December 31, 2008 by and among the Company, the Employer and Mr. Duncan (43)
10.160	Amendment to Deferred Compensation Agreement dated December 31, 2008 by and among the Company, the Employer and Mr. Duncan (43)
14	Code Of Business Conduct and Ethics (originally reported as exhibit 10.118) (25)
18.1	Letter regarding change in accounting principle (39)
21.1	Subsidiaries of the Registrant *

23.1	Consent of KPMG LLP (Independent Public Accountant for Company) *
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99	Additional Exhibits:
99.1	The Articles of Incorporation of GCI Communication Corp. (1)
99.2	The Bylaws of GCI Communication Corp. (1)
99.7	The Bylaws of GCI Cable, Inc. (10)
99.8	The Articles of Incorporation of GCI Cable, Inc. (10)
99.15	The Bylaws of GCI Holdings, Inc. (13)
99.16	The Articles of Incorporation of GCI Holdings, Inc. (13)
99.17	The Articles of Incorporation of GCI, Inc. (12)
99.18	The Bylaws of GCI, Inc. (12)
99.27	The Partnership Agreement of Alaska United Fiber System (15)
99.28	The Bylaws of Potter View Development Co., Inc. (19)
99.29	The Articles of Incorporation of Potter View Development Co., Inc. (19)
99.34	The Bylaws of GCI Fiber Communication, Co., Inc. (20)
99.35	The Articles of Incorporation of GCI Fiber Communication, Co., Inc. (20)

________________
#
CONFIDENTIAL PORTION has been omitted pursuant to a request for confidential treatment by us to, and the material has been separately filed with, the Securities and Exchange Commission.  Each omitted Confidential Portion is marked by three asterisks.

* Filed herewith.

________________

Exhibit Reference	Description
1	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1990
2	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1991
3	Incorporated by reference to The Company’s Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
4	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1989.
5	Incorporated by reference to The Company’s Current Report on Form 8-K dated June 4, 1993.
6	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
7	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
8	Incorporated by reference to The Company’s Form S-4 Registration Statement dated October 4, 1996.
9	Incorporated by reference to The Company’s Current Report on Form 8-K dated November 13, 1996.
10	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

11	Incorporated by reference to The Company’s Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.
12	Incorporated by reference to The Company’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
13	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
14	Incorporated by reference to The Company’s Amendment No. 2 to Form S-3/A Registration Statement (File No. 333-28001) dated July 21, 1997.
15	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
16	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
17	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
18	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
19	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
20	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
21	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
22	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
23	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
24	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
25	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
26	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
27	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
28	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
29	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006.
30	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
31	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
32	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 19, 2007.
33	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
34	Incorporated by reference to The Company’s Form S-8 filed with the SEC on July 27, 2007.
35	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
36	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
37	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 7, 2008.
38	Incorporated by reference to the Company's Report on Form 8-K for the period May 2, 2008 filed May 8, 2008.
39	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
40	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
41	Incorporated by reference to The Company's Report on Form 8-K for the period September 19, 2008 filed on September 22, 2008.
42	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
43	Incorporated by reference to The Company's Report on Form 8-K for the period December 31, 2008 filed January 6, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President
(Chief Executive Officer)

Date:	March 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen M. Brett	Chairman of Board and Director	March 20, 2009
Stephen M. Brett

/s/ Ronald A. Duncan	President and Director	March 20, 2009
Ronald A. Duncan	(Principal Executive Officer)

/s/ Jerry A. Edgerton	Director	March 11, 2009
Jerry A. Edgerton

/s/ Scott M. Fisher	Director	March 3, 2009
Scott M. Fisher

/s/ William P. Glasgow	Director	March 20, 2009
William P. Glasgow

Director
Mark W. Kroloff

/s/ Stephen R. Mooney	Director	March 20, 2009
Stephen R. Mooney

/s/ James M. Schneider	Director	March 20, 2009
James M. Schneider

/s/ John M. Lowber	Senior Vice President, Chief Financial	March 20, 2009
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	March 20, 2009
Lynda L. Tarbath	Officer (Principal Accounting Officer)