Form 10-K/A
period 2008-12-31
GENERAL COMMUNICATION INC
filed 2009-04-28
CIK 808461

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).  Yes ☐   No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading as of the last business day of the Registrant’s most recently completed second fiscal quarter of June 30, 2008 was approximately $199,624,000.  Shares of voting common stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Exchange Act) have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of classes of the Registrant’s common stock as of April 13, 2009, was:

Class A common stock — 49,848,842 shares; and
Class B common stock — 3,202,751 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant through this Amendment No. 1 on Form 10-K/A ("Amendment") to its Form 10-K for the year ended December 31, 2008 ("Annual Report") files Part III of that Annual Report relating to Registrant's definitive proxy statement for its 2009 annual meeting of shareholders, and makes that filing of such information within 120 days following the end of Registrant's fiscal year ended December 31, 2008.

Explanatory Note

General Communication, Inc. ("Company") is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was originally filed on March 23, 2009 ("Original Filling").

The purpose of this Amendment is to provide the information required by Part III of Form 10-K.  This Amendment amends and restates in their entirety only the cover page, Part III, the Exhibit Index, and Exhibit 31.  This Amendment does not affect any other parts of, or exhibits, to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment.

Except as expressly stated in this Amendment, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment must be read in conjunction with the Company's other filings, if any, made with the Securities and Exchange Commission ("SEC") subsequent to the filing of the Original Filing, including amendments to those filings, if any.

GENERAL COMMUNICATION, INC.
2008 ANNUAL REPORT ON FORM 10-K/A

SIGNATURES

This Amendment is for the year-ended December 31, 2008. This Amendment, along with our Annual Report, modifies and supersedes documents filed prior to the Annual Report, as amended. The SEC allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of our Annual Report.  However, we have chosen to file Part III of the Annual Report through Form 10-K/A.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

FORM 10-K/A
FOR GENERAL COMMUNICATION, INC.
FOR YEAR-ENDED DECEMBER 31, 2008

Part III

Item 10.                      Directors, Executive Officers and Corporate Governance.

Identification

As of December 31, 2008, the board of directors of the Company, i.e., General Communication, Inc., consisted of seven director positions, divided into three classes of directors serving staggered three-year terms.

A director on our board is elected at an annual meeting of shareholders and serves until the earlier of his or her resignation or removal, or his or her successor is elected and qualified.  Our executive officers generally are appointed at our board's first meeting after each annual meeting of shareholders and serve at the discretion of the board.

The following table sets forth certain information about our directors and executive officers as of December 31, 2008.

Name	Age	Position
Stephen M. Brett[1]	68	Chairman, Director
Ronald A. Duncan[1]	56	President, Chief Executive Officer and Director
John M. Lowber	59	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer
G. Wilson Hughes	63	Executive Vice President and General Manager
William C. Behnke	51	Senior Vice President – Strategic Initiatives
Gina R. Borland	45	Vice President, Product Management – Voice and Messaging
Martin E. Cary	44	Vice President – General Manager, Managed Broadband Services
Gregory F. Chapados	51	Senior Vice President – Federal Affairs and Business Development
Richard P. Dowling	65	Senior Vice President – Corporate Development
Paul E. Landes	50	Vice President and General Manager, Consumer Services
Terry J. Nidiffer	58	Vice President, Product Management – Data and Entertainment
Gregory W. Pearce	45	Vice President and General Manager, Commercial Services
Dana L. Tindall	47	Senior Vice President – Legal, Regulatory and Governmental Affairs

Richard D. Westlund	65	Senior Vice President and General Manager, Network Access Services
Jerry A. Edgerton[1]	66	Director
Scott M. Fisher[1]	42	Director
William P. Glasgow[1]	50	Director
Stephen R. Mooney[1]	49	Director
James M. Schneider[1]	56	Director

[1]
The present classification of our board is as follows: (1) Class I – Mr. Edgerton, whose present term expires at the time of our 2011 annual meeting (Mark W. Kroloff was appointed to the board on February 9, 2009 and stands for election at the Annual Meeting to complete the present term ending at the time of our 2011 annual meeting); (2) Class II – Messrs. Brett, Duncan and Mooney whose present terms expire at the time of our 2009 annual meeting; and (3) Class III – Messrs. Fisher, Glasgow, and Schneider, whose present terms expire at the time of our 2010 annual meeting.

Stephen M. Brett.  Mr. Brett has served as Chairman of our board since June 2005 and as a director on our board since January 2001.  He has been of counsel to Sherman and Howard, a law firm, since January 2001.  He served as Senior Executive Vice President for AT&T Broadband from March 1999 to April 2000.  His present term as a director on our board expires at the time of our 2009 annual meeting.

Ronald A. Duncan.  Mr. Duncan is a co-founder of the Company and has served as a director on our board since 1979.  Mr. Duncan has served as our President and Chief Executive Officer since January 1989.  His present term as director on the board expires at the time of our 2009 annual meeting.

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

Jerry A. Edgerton.  Mr. Edgerton has served as a director on our board since June 2004.  Since November 2007, he has served as Chief Executive Officer for Command Information, Inc., a Next Generation Internet Service Company.  From April 2007 to October 2007, Mr. Edgerton served as an advisor on matters affecting the telecommunications industry as well as the U.S. government.  Prior to that from

January 2006 to April 2007, he served as Group President of Verizon Federal.  Prior to that, he had since November 1996 served as Senior Vice President – Government Markets for MCI Communications Corporation, an affiliate of MCI, which was later acquired by Verizon Communications, Inc. (collectively with its subsidiaries, "Verizon").  His present term as a director on our board expires at the time of our 2011 annual meeting.

Scott M. Fisher.  Mr. Fisher was appointed to our board in December 2005.  He has since 1998 been a partner of Fisher Capital Partners, Ltd., a private equity and real estate investment company located in Denver, Colorado.  Prior to that from June 1990 to April 1998, he was Vice President at The Bank of New York and BNY Capital Resources Corporation, an affiliate of The Bank of New York, where he worked in the corporate lending and commercial leasing departments.  His present term as director on our board expires at the time of our 2010 annual meeting.

William P. Glasgow.  Mr. Glasgow has served as a director on our board since 1996.  From 2005 to the present, Mr. Glasgow has been Chief Executive Officer of AmericanWay Education.  From 1999 to December 2004, he was President/CEO of Security Broadband Corp.  From 2000 to the present Mr. Glasgow has been President of Diamond Ventures, L.L.C., a Texas limited liability company and sole general partner of Prime II Management, L.P., and Prime II Investments, L.P., both of which are Delaware limited partnerships.  Since 1996, he has been President of Prime II Management, Inc., a Delaware corporation, which was formerly the sole general partner of Prime II Management, L.P.  His present term as a director on our board expires at the time of our 2010 annual meeting.

Mark W. Kroloff.  Mr. Kroloff has served as a director on our board since his appointment to the expanded eight-member board in February 2009.  Since May 2005, he has served as Senior Executive Vice President and Chief Operating Officer of Arctic Slope Regional Corporation, one of several corporations formed under Alaska corporate law and pursuant to the federal Alaska Native Claims Settlement Act of 1971, as amended.  From 2001 to April 2005, Mr. Kroloff served as Chief Operating Officer of Cook Inlet Region, Inc., also one of those corporations formed pursuant to that federal act.  Prior to that, from 1989 to 2001, he served as Vice President and General Counsel of Cook Inlet Region, Inc.  Mr. Kroloff stands for election at the Annual Meeting to complete a present term as director on our board which expires at the time of our 2011 annual meeting.

Stephen R. Mooney.  Mr. Mooney has served as a director on our board since January 1999.  Since February 2008, Mr. Mooney has served as Vice President, Business Development for Affiliated Computer Services, Inc., a global information technology and business process outsourcing company.  From October 2007 to January 2008, he served as a consultant with Allied Capital Corp., a business development company specializing in private finance and development.  From January 2006 to September 2007, he served as Executive Director, Business Development of VerizonBusiness, a unit of Verizon.  Prior to that, he had served as Vice President, Corporate Development and Treasury Services at MCI beginning in 2002.  From 1999 to 2002, he was Vice President of WorldCom Ventures Fund, Inc.  His present term as a director on our board expires at the time of our 2009 annual meeting.

James M. Schneider.  Mr. Schneider has served as a director on our board since July 1994.  He has been Chairman of Frontier Bancshares, Inc. since February 2007.  Prior to that, Mr. Schneider had been Senior Vice President and Chief Financial Officer for Dell, Inc. from March 2000 to February 2007.  Prior to that, he was Senior Vice President – Finance for Dell Computer Corporation from September 1998 to March 2000.  He presently serves on the board of directors of, and is a member of the audit committee of, GAP, Inc.  He also serves on the board of, and is a member of, the audit and management development and compensation committees of, Lockheed Martin Corporation.   His present term as a director on our board expires at the time of our 2010 annual meeting.

Proxy Statement Solicitations Concerning Election of Directors

At our 2009 annual meeting, one of the items of business will be the election of four directors to our board (including ratification of board appointment of Mark Kroloff to complete the remaining two years in Class I of our board).  We plan to solicit proxies and to distribute a management proxy statement and other proxy materials for that meeting via the internet, mail as needed, in person or by telephone, electronic mail or other electronic transmission.  These solicitations may be carried out by our officers, directors or regular employees.  None of these individuals are to receive additional compensation for that effort.

Litigation and Regulatory Matters

We were, as of the December 31, 2008, involved in several administrative and civil action matters primarily related to our telecommunications markets in Alaska and the remaining 49 states and other regulatory matters.  These actions are discussed in our Annual Report.  See, "Annual Report."  However, as of that date, our board was unaware of any legal proceedings in which one or more of our directors, officers, affiliates or owners of record or beneficially of more than 5% of any class of our voting securities, or any associates of the previously listed persons were parties adverse to us or any of our subsidiaries.  Furthermore, as of that date, our board was unaware of any events occurring during the past five years materially adverse to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2008, one of our officers (Mr. Chapados) inadvertently failed to file with the SEC a Form 4 (Change in Beneficial Ownership Report) on a timely basis as required under Section 16(a) of the Securities Exchange Act of 1934.  That is, he failed to file two Forms 4 on due dates of March 19, 2008 and March 31, 2008, but in both cases filings were made by February 13, 2009.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics ("Ethics Code"), was adopted by our board in 2003.  It applies to all of our officers, directors and employees.  Our Ethics Code takes as its basis a set of business principles adopted by our board several years ago.  It also builds upon the basic requirements for a code of ethics as required by federal securities law and rules adopted by the SEC.

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

No Change in Nominating Procedures

There were no changes made during 2008 to the procedures by which our shareholders may recommend nominees to our board.

 Audit Committee, Audit Committee Financial Expert

Our Audit Committee is composed of Messrs. Glasgow, Mooney, and Schneider.   All of the members of the committee are considered by our board to be Independent Directors as defined elsewhere in this report.  See within item 13 of this report, "Director Independence."  In addition, they are all considered by our board to be audit committee financial experts ("Audit Committee Financial Experts").

Our Audit Committee is governed by, and carries out its responsibilities under, the Audit Committee Charter, as adopted and amended from time to time by our board ("Audit Committee Charter").  The charter sets forth the purpose of the Audit Committee and its membership prerequisites, operating principles, relationship with our principal accountant ("Registered Independent Public Accounting Firm") and primary responsibilities.  A copy of our Audit Committee Charter is available to our shareholders on our internet website: www.gci.com (click on "About GCI," then click on "Corporate Governance," and then click on "Audit Committee Charter").

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

Under the SEC's rules, an Audit Committee Financial Expert is defined as a person who has all of the following attributes:

·	Understanding of U.S. generally accepted accounting principles and financial statements.

·	Ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves.

·
Experience in preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities.

·	Understanding of internal control over financial reporting.

·	Understanding of audit committee functions.

The Audit Committee Charter specifies how one may determine whether a person has acquired the attributes of an Audit Committee Financial Expert.  They are one or more of the following:

·
Education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involved the performance of similar functions.

·	Experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions.

·	Experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements.

·	Other relevant experience.

Our Audit Committee acts on behalf of our board and generally carries out specific duties including the following, all of which are described in detail in our Audit Committee Charter:

·
Independent Auditor Selection, Qualification – Is directly responsible for appointment, compensation, retention, oversight, qualifications and independence of our Registered Independent Public Accounting Firm.

·	Financial Statements – Assists in our board's oversight of integrity of the Company financial statements.

·	Financial Reports, Internal Control – Is directly responsible for oversight of the audit by our Registered Independent Public Accounting Firm of our financial reports and reports on internal control.

·	Annual Reports – Prepares committee reports required to be included in our annual proxy statement.

·
Complaints – Receives and responds to certain complaints relating to internal accounting controls, and auditing matters, confidential, anonymous submissions by our employees regarding questionable accounting or auditing matters, and certain alleged illegal acts or behavior-related conduct in violation of our Ethics Code.  See within this item 10, "Code of Business Conduct and Ethics."

·	Principal Accountant Disagreements – Resolves disagreements, if any, between our Registered Independent Public Accounting Firm and us regarding financial reporting.

·	Non-Audit Services – Reviews and pre-approves any non-audit services offered to us by our Registered Independent Public Accounting Firm ("Non-Audit Services").

·	Attorney Reports – Addresses certain attorney reports, if any, relating to violation of securities law or fiduciary duty by one of our officers, directors, employees or agents.

·	Related Party Transactions – Reviews certain related party transactions as described elsewhere in this report. See within item 13 of this report, "Certain Transactions."

·	Other – Carries out other assignments as designated by our board.

Item 11.                      Executive Compensation.

Compensation Discussion and Analysis

Overview

Compensation of our executive officers and directors during 2008 was subject to processes and procedures carried out through our Compensation Committee ("Compensation Program").  This compensation discussion and analysis ("Compensation Discussion and Analysis") addresses the material elements of our Compensation Program as applied to our chief executive officer, our chief financial officer, and to each of our three other most highly compensated executive officers other than the chief executive officer and chief financial officer who were serving as executive officers as of December 31, 2008.  All five of these officers are identified in the Summary Compensation Table ("Named Executive Officers").  See within this item 11, "Executive Compensation:  Summary Compensation Table."

Both the Compensation Committee and the Company believe that the compensation paid to the Named Executive Officers under our Compensation Program is fair, reasonable, competitive and consistent with our Compensation Principles.

Compensation Committee

Our Compensation Committee is composed of Messrs. Brett, Edgerton, Fisher, Glasgow, Kroloff (appointed to committee in February 2009), Mooney, and Schneider.  All of the members of the committee are considered by our board to be Independent Directors.

Our board had not as of December 31, 2008 adopted a charter for the Compensation Committee.  However, consideration and determination of compensation of our executive officers and directors during 2008 was subject to our Compensation Program, the aspects of which are described elsewhere in this report.  See within this item 11, "Compensation Discussion and Analysis – Process."

Our Compensation Program sets forth the scope of authority of our Compensation Committee and requires the committee to carryout the following:

·	Review, on an annual basis, plans and targets for executive officer and board member compensation, if any —

o
Review is specifically to address expected performance and compensation of, and the criteria on which compensation is based for, the chief executive officer and such other of our executive officers as our board may designate for this purpose.

·	Monitor the effect of ongoing events on and the effectiveness of existing compensation policies, goals, and plans —

o	Events specifically include but are not limited to the status of the premise that all pay systems correlate with our compensation goals and policies.

o	Report from time to time, its findings to our board.

·	Administer our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan") and approve grants of options and awards pursuant to the plan.

·	Monitor compensation-related publicity and public and private sector developments on executive compensation.

·	Familiarize itself with, and monitor the tax, accounting, corporate, and securities law ramifications of, our compensation policies, including but not limited to –

o	Comprehending a senior executive officer's total compensation package.

o	Comprehending the package's total cost to us and its total value to the recipient.

o	Paying close attention to salary, bonuses, individual insurance and health benefits, perquisites, special benefits to specific executive officers, individual pensions, and other retirement benefits.

·	Establish the overall cap on executive compensation and the measure of performance for executive officers, either by predetermined measurement or by a subjective evaluation.

·	Strive to make our compensation plans simple, fair, and structured so as to maximize shareholder value.

In carrying out its duties, our Compensation Committee may accept for review and inclusion in its annual review with our board, recommendations from our chief executive officer as to expected performance and compensation of, and the criteria on which compensation is based for, executive officers other than the chief executive officer.  However, our Compensation Committee, in being established as a committee of the board under our Bylaws, was not specifically authorized to delegate any of its duties to another person.  Our Compensation Committee has in the past retained and made use of compensation consultants in determining or recommending the amount or form of executive compensation as further discussed elsewhere in this report.  See within this item 11, "Compensation Discussion and Analysis – Process."

Principles of the Compensation Program

Our Compensation Program is based upon the following principles ("Compensation Principles"):

·	Compensation is related to performance and must cause alignment of interests of executive officers with the long term interests of our shareholders.

·	Compensation targets must take into consideration competitive market conditions and provide incentives for superior performance by the Company.

·	Actual compensation must take into consideration the Company's and the executive officer's performance over the prior year and the long term, and the Company's resources.

·	Compensation is based upon both qualitative and quantitative factors.

·	Compensation must enable the Company to attract and retain management necessary to cause the Company to succeed.

Process

Compensation Committee and Compensation Consultant Interaction.  Our Compensation Committee reviews annually and recommends to our board for approval the base salary, incentive and other compensation of the chief executive officer.  These reviews are performed and recommendations are made in executive session that excludes all members of management.  Board action on the recommendations is done by vote of our Independent Directors, as defined elsewhere in this report.  See within item 13 of this report, "Director Independence."

Our Compensation Committee further reviews annually and recommends to our board for approval the base salary, incentive and other compensation of our senior executive officers, including the Named Executive Officers.  These reviews are performed and recommendations are made in executive session that excludes all members of management.  The analyses and recommendations of the chief executive officer on these matters as relating to senior executive officers other than the chief executive officer may be considered by our Compensation Committee in its deliberations and recommendations to our board.  Board action on the recommendations is done by vote of our Independent Directors.

Other elements of executive compensation and benefits as described in this section are also reviewed by our Compensation Committee on a regular basis.

In October 2005, our Compensation Committee selected, retained and commenced a process of working with Towers Perrin, an outside compensation consultant ("Compensation Consultant").  The Compensation Consultant reported directly to our Compensation Committee and assisted the committee in evaluating and analyzing the Compensation Program, its principles and objectives, and in evaluating and analyzing the specific compensation element recommendations presented by our chief executive officer.  The Compensation Consultant has, at the request of the Compensation Committee, subsequently reviewed and consulted with the committee in 2007 regarding that initial evaluation in light of changing market conditions and compensation of executive officers of businesses similar to that of the Company.

Discussions on executive compensation and benefits made by the Compensation Committee have been guided by our Compensation Principles.  The elements of compensation as described later in this section are believed by the Compensation Committee to be integral and necessary parts of the Compensation Program.

Our Compensation Committee has concluded that each individual segment of each element of executive compensation continues generally to be consistent with one or more of our Compensation Principles.  Our Compensation Committee has further concluded the amount of compensation provided by the segment is reasonable, primarily based upon a historical comparison of the compensation amounts and segments we provide when compared to those offered by other similar companies in our industry and in our market.

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

We chose to include as an alternative in each agreement to allow the Company to elect to pay a portion of the compensation in the form of non-cash items, e.g., options and awards, to limit the immediate cash outlay and at the same time allow us to provide an incentive to the officer to work hard toward the goal of making us successful in our marketplace.  That is, as we prove successful in the marketplace, the investing public should see our publicly traded stock as more valuable, which in turn makes the stock subject to the options or awards held by the officers more valuable when the options are exercised and the stock is issued or the awards vest.

The Compensation Committee will during 2009 perform a review of all elements of our Compensation Program.

In early 2007, base salary and incentive stock targets were compared to amounts offered by a group of similar companies.  The Company's relative financial performance was reviewed in order to determine what a reasonable amount of compensation might be in relation to its peer group.  The compensation peer group was principally made up of the following:

·	Publicly held companies in industries similar to our Company.

·	Companies with which our Company competes for executive talent.

·	Our Company's direct business competitors.

·	Companies that compete with our Company for investment dollars.

The compensation peer group list used in determining the reasonableness of our Compensation Program consisted of 19 companies as follows:

Alaska Communications Systems Group, Inc.	CT Communications, Inc.
FairPoint Communications, Inc.	Equinix, Inc.
Iowa Telecommunications Services, Inc.	Golden Telecom, Inc.
Mediacom Communications Corp.	North Pittsburgh Systems, Inc.
Northrim BanCorp, Inc.	RCN Corp
Cincinnati Bell, Inc.	SureWest Communications
Commonwealth Telephone Enterprises, Inc.	Talk America Holdings, Inc.
Consolidated Communications Holdings, Inc.	Time Warner Telecom, Inc.
Covad Communications Group	XO Holdings, Inc.
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

Based upon the information received from its Compensation Consultant, the Compensation Committee determined that, in general, compensation levels for the Company's senior officers were reasonable when compared to officers of companies in our peer group having comparable financial performance.  As a result, the Compensation Committee in early 2008 made de minimis adjustments to the compensation of the Company's senior executive officers, except for option grants to certain of them.

In establishing 2008 base salary and incentive compensation targets, the Compensation Committee, although it did review the information and, except for grants that vested over multiple years, concluded it was not appropriate to take into account payments or compensation earned by executive officers as a result of options or awards granted in prior years.

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

Elements of Compensation

Overview.  The elements of compensation in our Compensation Program were for 2008 as follows:

·	Base Salary.

·	Incentive Compensation Bonus Plan ("Incentive Compensation Plan").

·	Stock Option Plan.

·	Perquisites.

·	Retirement and Welfare Benefits.

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

Base Salary.  Effective January 1, 2008, based upon the process previously described in this section, the base salaries reported in the Summary Compensation Table (see within this item 11,

"Executive Compensation:  Summary Compensation Table") were approved by the Compensation Committee.

Mr. Duncan's base salary reflects cash compensation of $600,000 per year until adjusted by the Compensation Committee.  Mr. Duncan's duties remained unchanged during 2008.

Mr. Hughes' base salary reflects cash compensation of $200,000 per year, $225,000 credited to his Deferred Compensation Arrangement account with us, and amortization of the prepaid portion of a retention agreement with him in the amount of $37,500.  Mr. Hughes' compensation is subject to change by the Compensation Committee, and his duties remain unchanged during 2008.

Mr. Lowber's base salary reflects cash compensation of $260,000 and $65,000 credited to his Deferred Compensation Arrangement account with us.  Mr. Lowber's compensation is subject to change by the Compensation Committee, and his duties have remained unchanged during 2008.

Mr. Behnke's base salary reflects cash compensation of $250,000.  Mr. Behnke's compensation is subject to change by the Compensation Committee, and his duties have remained unchanged during 2008.

Mr. Chapados' base salary reflects cash compensation of $240,000.  He did not participate in a Deferred Compensation Arrangement with us in 2008.  Mr. Chapados' compensation is subject to change by the Compensation Committee, and his duties have remained unchanged during 2008.

Incentive Compensation Plan.  A portion of the Company's compensation to each Named Executive Officer relates to, and is contingent upon, the officer's performance and our financial performance and resources.  This portion of compensation took the form of incentive bonus agreements with each of the Named Executive Officers pursuant to our Incentive Compensation Plan.

In early 2008, our Compensation Committee, using as a guide the Compensation Principles, established compensation levels for 2008 for all senior corporate officers, including the Named Executive Officers.  The specific level for a given officer and related terms for the program and the Incentive Compensation Plan were set forth in agreements between the Company and each officer.  Targeted incentive compensation amounts were established at $350,000 for Mr. Duncan and $100,000 for each of Messrs. Behnke, Hughes and Lowber.  Mr. Chapados' incentive compensation was in the form of a stock option agreement with a targeted vesting of 20,000 shares per year.  During June 2008, the Incentive Compensation Plan for Mr. Chapados was adjusted to provide an additional cash target of $100,000.

            The specific form and targeted amount of incentive compensation for a Named Executive Officer once adopted by the Compensation Committee as a part of the Compensation Program, was submitted to the board for approval.  Thereafter, these matters were informally reviewed with the employee by our Chief Executive Officer.

The payout opportunities for our senior executive officers, including our Named Executive Officers, are for each officer based upon subjective levels of achievement by the individual officer and are heavily influenced by the financial performance of the Company against its current year business plan.  In general, if the plan is met and the individual performed as expected, the targeted amount of incentive compensation would be paid.  From time to time, a special award may be made to an individual following an effort resulting in a significant benefit to the Company.  Should the Company’s financial performance materially exceed its business plan, the Compensation Committee would take that into consideration in possibly increasing the amount of the bonus awarded for that year.  In the event an incentive goal is not met, the Compensation Committee may decrease the corresponding bonus.

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

During 2008, all of our Named Executive Officers participated in the Incentive Compensation Plan.  Our Compensation Committee determined that the performance requirements of the Incentive Compensation Plan had been exceeded during 2008 and authorized payments pursuant to the plan and determined that, but for Mr. Chapados, they would be made entirely in cash.  The committee authorized payments of $750,000 to Mr. Duncan and $200,000 to each of Messrs. Behnke, Chapados, Hughes and Lowber.  Mr. Chapados' incentive stock option agreement was vested in the amount of 40,000 shares of our Class A common stock.

Stock Option Plan.  Options and awards, if granted to the Named Executive Officers, were granted pursuant to terms of our Stock Option Plan.  In particular, the exercise price for options in each instance was identified as an amount within the trading range for our Class A common stock on Nasdaq on the day of the grant of the option.  Options, if granted, were granted contemporaneously with the approval of the Compensation Committee, typically early in the year in question or late the previous year.  See within this item 11, "Compensation Discussion and Analysis – Elements of Compensation – Incentive Compensation Plan."

We adopted our stock option plan in 1986.  It has been subsequently amended from time to time and presently is our Stock Option Plan, i.e., our Amended and Restated 1986 Stock Option Plan.  Under our Stock Option Plan, we are authorized to grant non-qualified options to purchase shares of Class A common stock to selected officers, directors and other employees of, and consultants or advisors to, the Company and its subsidiaries.  These options are more specifically referred to as nonstatutory stock options or incentive stock options within Section 422 of the Internal Revenue Code of 1986, as amended ("Internal Revenue Code").  In addition, our Compensation Committee may under the Stock Option Plan grant restricted stock awards as further described below.

The number of shares of Class A common stock allocated to the Stock Option Plan is 15.7 million shares.  The number of shares for which options may be granted is subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations and certain other changes in corporate structure or capitalization.  As of December 31, 2008, there were 6,812,736 shares subject to outstanding options under the Stock Option Plan, 616,867 share grants had been awarded, 7,833,510 shares had been issued upon the exercise of options under the plan, 480,968 options had been repurchased and 917,855 shares remained available for additional grants under the plan.

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

Under our Stock Option Plan, our board's authority to modify or amend the plan is subject to prior approval of our shareholders only in cases of increasing the number of shares of our stock allocated to, and available and reserved for, issuance under the plan, changing the class of persons eligible to receive incentive stock options or where shareholder approval is required under applicable law, regulation or rule.  One such law requiring shareholder approval before the Company may rely on it is Section 162(m) of the Internal Revenue Code.

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

Perquisites.  The Company provides certain perquisites to its Named Executive Officers.  The Compensation Committee believes these perquisites are reasonable and appropriate and consistent with our awareness of perquisites offered by similar publicly traded companies.  The perquisites assist in attracting and retaining the Named Executive Officers and, in the case of certain perquisites, promote health, safety and efficiency of our Named Executive Officers.  These perquisites are as follows:

·
Use of Company Leased Aircraft– The Company permits employees, including the Named Executive Officers, to use Company aircraft for personal travel for themselves and their guests.  Such travel is limited to a space available basis on flights that are otherwise business-related.  When employees, including the Named Executive Officers, use Company aircraft for such travel they are attributed with taxable income in accordance with IRS regulations.  The Company does not "gross up" or reimburse employees for taxes they owe on such attributed income.  Messrs. Behnke, Duncan and Hughes have made use of the aircraft for personal travel, the value of which is included in the Summary Compensation Table.  See within this item 11, "Executive Compensation – Summary Compensation Table."

·
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

·
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

·
Miscellaneous– Aside from benefits offered to its employees generally, the Company provided miscellaneous other benefits to its Named Executive Officers including the following (see within this item 11, "Executive Compensation – Summary Compensation Table – Components of 'All Other Compensation'").

o
Success Sharing – An incentive program offered to all of our employees that shares 15% of the excess earnings before interest, taxes, depreciation, amortization and share based compensation expense over the highest previous year ("Success Sharing").

o
Tax Reimbursement – Provided to Mr. Duncan, as one of our directors, on restricted stock awards granted to him under our Director Compensation Plan during 2006 and provided to other employees and senior executive officers, including the Named Executive Officers, from time to time, on $100 longevity stock awards.

o	Board Fees – Provided to Mr. Duncan as one of our directors.

Retirement and Welfare Benefits – Stock Purchase Plan.  Named Executive Officers may, along with our employees generally, participate in our Stock Purchase Plan, i.e., our Qualified Employee Stock Purchase Plan, in which we may provide matching contributions in accordance with the terms of the plan.

We initially adopted our qualified employee stock purchase plan effective in January 1987.  It has been subsequently amended from time to time and presently is our Stock Purchase Plan.  The plan is qualified under Section 401 of the Internal Revenue Code.  All of our employees (excluding employees subject to a collective bargaining agreement) who have completed at least one year of service are eligible to participate in the plan.  Eligible employees may elect to reduce their taxable compensation up to 12% of such compensation for employees (those highly compensated earning more than $100,000 within the prior year) and up to 50% of such compensation for all others, both up to a maximum per employee of $15,500 for 2008.  Employees may contribute up to an additional 10% of their compensation with after-tax dollars.  Participants over the age of 50 may make additional elective deferral contributions to their accounts in the plan of up to $5,000 for 2008.

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

As of December 31, 2008, there remained 1,198,861 shares of Class A and 463,989 shares of Class B common stock allocated to the plan and available for issuance by us or otherwise acquisition by the Stock Purchase Plan for the benefit of participants in the plan.

– Deferred Compensation Program.  The Company provides to certain of our employees, including our executive officers and Named Executive Officers, opportunities to defer certain compensation under our nonqualified, unfunded, deferred compensation plan ("Deferred Compensation Plan").  In addition, we offer to our executive officers and to certain of our Named Executive Officers nonqualified, deferred compensation arrangements more specifically fashioned to the needs of the officer and us ("Deferred Compensation Arrangements").  Together, the Deferred Compensation Plan and Deferred Compensation Arrangements constitute our Deferred Compensation Program and is part of our Compensation Program.  During 2008, three of our officers participated in the Deferred Compensation Plan.  Furthermore, during 2008, six of our officers (including four of the Named Executive Officers) participated in Deferred Compensation Arrangements.

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

– Welfare Benefits.  With the exception of the enhanced long term and short term disability benefits described previously, the Company provided to the Named Executive Officers the same health and welfare benefits provided generally to all other employees of the Company at the same general premium rates as charged to those employees.  The cost of the health and welfare programs is subsidized by the Company for all eligible employees including the Named Executive Officers.

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

In 2008, the Compensation Program was used in development of each Named Executive Officer's individual performance goals and established incentive compensation targets.  The Compensation Committee evaluated the performance of each of the executive officers and the financial performance of the Company and awarded incentive compensation as described above.

Timing of Equity Awards

Director Compensation Plan.  As a part of the Director Compensation Plan, we grant awards of our common stock to board members, including those persons who may be also serving as one or more of our executive officers.  Mr. Duncan, a board member and Named Executive Officer, has been granted such awards in the past.  These awards are made annually in June of each year in accordance with the terms of the Director Compensation Plan.  The awards are made through our Stock Option Plan.  See within this item 11, "Compensation Discussion and Analysis – Elements of Compensation – Stock Option Plan."

Incentive Compensation Plan.  As a part of our Compensation Program, from time to time, we grant stock options in our Class A common stock to our executive officers, including the Named Executive Officers.  In particular, stock options are granted in conjunction with the agreements that we enter into with Named Executive Officers pursuant to our Incentive Compensation Program.  The grants of such options are typically made early in the year at the time each agreement is entered into with the corresponding executive officer.  All such options are granted through the Stock Option Plan.  See within this item 11, "Compensation Discussion and Analysis – Elements of Compensation – Incentive Compensation Plan" and "Compensation Discussion and Analysis – Elements of Compensation – Stock Option Plan."

Stock Option Plan.  As a part of our Compensation Program, from time to time, we grant stock options in our Class A common stock to our executive officers, including the Named Executive Officers, and to certain of our advisors.  In the case of an executive officer, these options may be granted regardless of whether there is in place an agreement entered into with the officer under our Incentive Compensation Plan.  In the case of a new hire and where we choose to grant options or awards, the grant may be done at the time of hire.  Under the Stock Option Plan, the Compensation Committee may set the exercise price for our Class A common stock at not less than its fair market value.  That value is presently determined on Nasdaq.  In all cases, regardless of the identity of the grantee, the timing, amount and other terms of the grant of options under our Stock Option Plan are determined in the sole discretion of our Compensation Committee.  See within this item 11, "Compensation Discussion and Analysis – Elements of Compensation – Stock Option Plan."

In the event an executive level employee is hired or promoted during a year, that employee may be eligible to receive an equity option under the plans previously described in this section.  Grants of options in this context may be made at the recommendation of management and only with action of the Compensation Committee.

Grant Policy, Past Practice.  In 2007, the Compensation Committee implemented a new granting procedure with the anticipation of simplifying, streamlining and reducing uncertainty as to the timing and pricing of stock option grants on a prospective basis.  Under the policy, potential stock option grants were accumulated until the last day of each of the following months:  March, June, September and December.  During the first meeting following the end of the applicable month, the potential grants were reviewed and approved by the Compensation Committee.  All approved grants were granted effective the date they were approved by the committee and were priced at an amount not less than the market value at the close of trading on that date.  The terms of the award were then communicated immediately to the recipient.  During 2008, the policy was amended such that awards are accumulated and granted without regard to any particular calendar quarter.

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

Executive Compensation

Summary Compensation Table

As of December 31, 2008, the Company did not have employment agreements with any of the Named Executive Officers.  The following table summarizes total compensation paid or earned by each Named Executive Officer for fiscal years 2008, 2007 and 2006.  The process followed by the Compensation Committee in establishing total compensation for each Named Executive Officer as set forth in the table is described elsewhere in this report.  See within this item 11, "Compensation Discussion and Analysis."

Summary Compensation Table

Name and Principal Position	Year	Salary[1] ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) [2]	Total ($)
Ronald A. Duncan[3] President and Chief Executive Officer	2008 2007 2006	600,000 585,208 345,000	750,000 100,000 900,000	1,101,263 596,132 43,656	237,258 325,968 308,713	- - - - - - - - -	75,143 90,800 96,324	2,763,664 1,698,108 1,693,693
G. Wilson Hughes Executive Vice President and General Manager	2008 2007 2006	462,500[4] 462,500[4] 461,459[4]	203,000 77,000 65,500	- - - - - - 100	659,545 308,470 230,219	7,556 10,516 21,471	24,806 21,801 31,833	1,357,407 880,287 810,582
John M. Lowber Senior Vice President, Chief Financial Officer and Secretary/ Treasurer	2008 2007 2006	325,000 323,919 296,888	203,000 76,000 65,500	- - - - - - - - -	426,357 284,915 321,147	646 633 - - -	24,268 22,500 30,524	979,271 707,967 714,059
William C. Behnke Senior Vice President – Strategic Initiatives	2008 2007 2006	250,000 248,959 225,000	202,000 125,000 94,000	- - - - - - - - -	482,687 272,323 180,343	- - - - - - - - -	30,824 18,750 724	965,511 665,032 500,067
Gregory F. Chapados Senior Vice President – Federal Affairs & Business Development	2008 2007 2006	240,000 239,333 121,621	204,000 53,000 - - -	- - - - - - - - -	926,443 519,871 280,364	- - - - - - - - -	43,771 62,000 29,589	1,414,214 874,204 431,574

[1]	For 2006 through 2008, salary includes deferred compensation of $225,000 and $65,000 for Messrs. Hughes and Lowber, respectively.

2           See, "Components of 'All Other Compensation'" table displayed below for more detail.

[3]
In 2006, Mr. Duncan received $107,119 in compensation relating to his service on our board including $46,000 in board fees, $43,656 in stock awards, and $17,463 in tax reimbursements on those stock awards.  In 2007, Mr. Duncan received $84,422 in compensation relating to his service on our board including $40,000 in board fees and $44,422 in stock awards.  In 2008, Mr. Duncan received $64,509 in compensation relating to his service on our board including $40,000 in board fees and $24,509 in stock awards.

[4]	For 2006 through 2008, includes $37,500 for Mr. Hughes representing the amount vested during 2006 through 2008 pursuant to prepaid retention agreements.

The amounts reported under the "All Other Compensation" column are comprised of the following:

Components of "All Other Compensation"

Name and Principal Position	Year	Stock Purchase Plan[1] ($)	Board Fees ($)	Success Sharing[2] ($)	Tax Reimbursement on Stock Awards[3] ($)	Use of Company Leased Aircraft[4] ($)	Miscell-aneous[5] ($)	Total ($)
Ronald A. Duncan	2008 2007 2006	23,000 22,500 22,000	40,000 40,000 46,000	- - - - - - - - -	- - - - - - 17,463	12,143 28,300 10,861	- - - - - - - - -	75,143 90,800 96,324
G. Wilson Hughes	2008 2007 2006	23,000 21,801 22,000	- - - - - - - - -	1,268 - - - 579	- - - - - - 27	538 - - - - - -	- - - - - - 9,227	24,806 21,801 31,833
John M. Lowber	2008 2007 2006	23,000 22,500 22,000	- - - - - - - - -	1,268 - - - 579	- - - - - - - - -	- - - - - - - - -	- - - - - - 7,945	24,268 22,500 30,524
William C. Behnke	2008 2007 2006	21,646 18,750 - - -	- - - - - - - - -	1,268 - - - 724	- - - - - - - - -	7,910 - - - - - -	- - - - - - - - -	30,824 18,750 724
Gregory F. Chapados	2008 2007 2006	21,670 12,000 - - -	- - - - - - - - -	1,268 - - - 422	- - - - - - - - -	- - - - - - - - -	20,833 50,000 29,167	43,771 62,000 29,589

[1]
Amounts are contributions by us matching each employee's contribution.  Matching contributions by us under the Stock Purchase Plan are available to each of our full time employees with over one year of service.  During 2008, the match was based upon the lesser of $23,000 ($22,500 for 2007 and $22,000 for 2006), 10% of the employee's salary and the total of the employee's pre-tax and post-tax contributions to the plan.  See within this item 11, "Compensation Discussion and Analysis – Elements of Compensation – Retirement and Welfare Benefits – Stock Purchase Plan."

[2]	The highest year on which the Success Sharing was based was 2008. See within this item 11, "Compensation Discussion and Analysis – Elements of Compensation – Perquisites."

[3]
Mr. Duncan's reimbursement relates to stock awards received for services on our board.  Mr. Hughes' reimbursements relate to his receipt of awards of $100 in our stock for longevity of service under a program open to all of our employees.

[4]	Use of Company aircraft is based upon standard industrial fare levels.

[5]
Includes, for Mr. Hughes, an event (for 2006, valued at $9,227) hosted by him outside of Alaska for a gathering of a group of Company executives to celebrate the achievement of a specific corporate performance target.  Includes, for Mr. Lowber, forgiveness (for 2006, valued at $7,945) of interest on a loan.  Includes for Mr. Chapados vesting of a $100,000 signing bonus received in 2006.  See within item 13 of this report, "Certain Transactions – Transactions with Related Persons – Indebtedness of Management."  See within this item 11, "Compensation Discussion and Analysis – Elements of Compensation – Perquisites."

Grant of Plan-Based Awards Table

The following table displays specific information on grants of options and awards under our Compensation Program and, in addition, in the case of Mr. Duncan, our Director Compensation Plan,

made to Named Executive Officers during 2008.  We had no non-equity payouts during that year, and under our present Compensation Program we did not as of December 31, 2008 contemplate having any such payouts for any of the Named Executive Officers pertaining to that year.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards[1] ($)
		Threshold (#)	Target (#)	Maximum (#)	(#)	(#)
Ronald A. Duncan	6/01/08	- - -	- - -	- - -	3,330[2]	- - -	- - -	24,509
G. Wilson Hughes	1/09/08	- - -	- - -	- - -	- - -	100,000	7.95	438,680
John M. Lowber	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
William C. Behnke	1/09/08	- - -	- - -	- - -	- - -	100,000	7.95	438,680
Gregory F. Chapados	1/09/08	- - -	- - -	- - -	- - -	100,000	7.95	438,680

[1]
Determined as the closing price of the stock on Nasdaq on the date of grant and as required by Financial Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment ("FAS 123R").

[2]	Mr. Duncan's stock award was granted pursuant to the terms of our Director Compensation Plan. See within this item 11, "Director Compensation."

Outstanding Equity Awards at Fiscal Year-End Table

The following table displays specific information on unexercised options, stock that has not vested and equity incentive plan awards for each of the Named Executive Officers and outstanding as of December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End

Name	Option Awards[1]				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald A. Duncan	- - - 150,000 250,000[3] 150,000[4]	- - - - - - - - - - - -	- - - 6.50 8.40[3] 7.25[4]	- - - 3/14/10 6/24/14[3] 2/08/12[4]	225,000[2] - - - - - - - - -	1,820,250[2] - - - - - - - - -	- - - - - - - - - - - -	- - - - - - - - - - - -
G. Wilson Hughes	- - - 200,000[4] 200,000 50,000 - - -	- - - - - - - - - 100,000[6] 100,000[7]	- - - 7.25 6.50 12.99[6] 7.95[7]	- - - 2/08/12 3/14/10 6/25/17[6] 1/09/18[7]	- - - - - - - - - - - - - - -	- - - - - - - - - - - - - - -	50,000[5] - - - - - - - - - - - -	437,500[5] - - - - - - - - - - - -
John M. Lowber	100,000[3] 200,000 30,000[8] 150,000	- - - - - - 170,000[8] - - -	8.40[3] 7.25 12.99[8] 6.50	6/24/14[3] 2/08/12 6/25/17[8] 3/14/10	- - - - - - - - - - - -	- - - - - - - - - - - -	- - - - - - - - - - - -	- - - - - - - - - - - -
William C. Behnke	208,325[9] - - - - - -	41,675[9] 100,000[10] 100,000[11]	7.25[9] 12.99[10] 7.95[11]	2/08/12[8] 6/25/17[9] 1/09/18[11]	- - - - - - - - -	- - - - - - - - -	- - - - - - - - -	- - - - - - - - -
Gregory F. Chapados	- - - 80,000 82,000[12] 30,000 - - -	- - - 120,000 68,000[12] - - - 100,000[7]	- - - 13.11 13.11[12] 6.00 7.95	- - - 6/01/16 6/01/16[12] 2/01/13 1/09/18[7]	- - - - - - - - - - - - - - -	- - - - - - - - - - - - - - -	15,000[5] - - - - - - - - - - - -	131,250[5] - - - - - - - - - - - -

1	Stock option awards generally vest over five years and expire ten years from grant date, except as noted in the footnotes below.

2	Stock Award vests 75,000 shares each on February 19 of 2009, 2010 and 2011.

3	Options vest 20% per year, and the first vesting date occurred on December 4, 2004.

4	All options vested on February 8, 2007.

5	Stock awards fully vest on April 1, 2010 subject to our adjusted EBITDA reaching $210 million in 2009. Awards will vest at 20% for $202 million and ratably thereafter to 100% for $210 million.

6	Options vest 33.3% on each of February 19, 2008, 2009 and 2011.

7	Options vest 50% on each of December 31, 2010 and 2011, respectively.

8	Options vest 15%, 20%, 20%, 20% and 25% on February 19 of 2008, 2009, 2010, 2011 and 2012, respectively.

9	Options vest 16.7% each year from February 8, 2004 through February 8, 2009.

10	Options vest 33.3% on February 19 of 2009, 2010 and 2011.

11	Options vest 25% on December 31, 2010 and 75% on December 31, 2011.

12
Options vest 27,000 shares on January 1, 2007 and 15,000, 40,000, 20,000, 20,000, 20,000 and 8,000 shares on December 31, 2007, 2008, 2009, 2010, 2011 and 2012, respectively, subject to adjustments based on performance.

Option Exercises and Stock Vested Table

The following table displays specific information on each exercise of stock options, stock appreciation rights, and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments on an aggregate basis, for each of the Named Executive Officers during 2008.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
Ronald A. Duncan[1]	- - - - - -	- - - - - -	3,330[1] 75,000	24,309[1] 470,250
G. Wilson Hughes	- - -	- - -	- - -	- - -
John M. Lowber	- - -	- - -	- - -	- - -
William C. Behnke	5,425	20,941	- - -	- - -
Gregory F. Chapados	- - -	- - -	- - -	- - -

[1]	Mr. Duncan's stock awards relate to his service as one of our directors.

Potential Payments upon Termination or Change-in-Control

Except as described in this report, as of the end of 2008, there were no compensatory plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with any termination of employment or other working relationship of such an officer with us (including without limitation, resignation, severance, retirement or constructive termination of employment of the officer).  Furthermore, there were, as of that date, no such plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with a change of control of us or a change in such an officer's responsibilities to us.

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

None of our Named Executive Officers participated in our Deferred Compensation Plan during 2008.

Deferred Compensation Arrangements

We have, from time to time, entered into Deferred Compensation Arrangements with certain of our executive officers, including several of the Named Executive Officers.  The status of these arrangements during 2008 is summarized for each of our Named Executive Officers in the following table and further descriptions of them are provided following the table.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contribution in Last FY ($)	Aggregate Earnings (Loss) in Last FY1 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($)
Ronald A. Duncan	- - -	- - -	(128,918)	- - -	1,580,228
G. Wilson Hughes	125,000	100,000	(84,118)	- - -	2,712,253
John M. Lowber[2]	65,000	90,538	88,812	(400,000)	1,087,384
William C. Behnke	- - -	- - -	(8,097)	- - -	99,248
Gregory F. Chapados	- - -	- - -	- - -	- - -	- - -

[1]	Includes earnings of $7,556 for Mr. Hughes and $646 for Mr. Lowber that is reported in the Summary Compensation Table.

[2]	Includes $90,538 in Company contributions, $13,894 in aggregate earnings and a year end balance of $194,845 which vests 100% on December 31, 2010 pursuant to a retention agreement.

Mr. Duncan's Deferred Compensation Arrangement with us is comprised of 195,331 shares of our Class A common stock.  The earnings on his account for 2008 relate to the decrease in the price of the stock from $8.75 per share on December 31, 2007 to $8.09 per share on December 31, 2008.  In December 2008, Mr. Duncan's Deferred Compensation Arrangement was amended such that payment would be made in cash on February 6, 2009 rather than in shares.  The amount of the cash payment was fixed based upon the value of the stock on an election date specified by Mr. Duncan.  Mr. Duncan made that election, and his Deferred Compensation Arrangement was paid out in cash in February 2009.

Mr. Hughes' Deferred Compensation Arrangement with us consists of three components, i.e., consideration for agreeing to continue his employment by us in the past, a salary deferral plan, and consideration for agreeing to continue his employment by us in the future.  In consideration for agreeing to continue his employment during 2003 and 2004, he was granted deferred compensation in the amount of $275,000 which accrues interest at the rate of 3% per year.  This arrangement also allows Mr. Hughes' personal use of, and a first right of refusal to purchase, property which we own on Lake Nerka in western Alaska for two weeks per year until the earlier of December 31, 2034 or the election by him to receive payment of his deferred compensation.  As of December 31, 2008 and under this agreement, there was accrued $332,750, of which $8,250 had accrued during 2008.  In exchange for immediate payment of the amounts accrued, the agreement was amended in December 2008 to eliminate the first right of refusal to purchase the property and to terminate the agreement upon the earliest of December 31, 2034, Mr. Hughes' death or sale of the of the property by the Company.  The amounts accrued under the Deferred Compensation

Arrangement were paid out in January 2009.  During 2008, no unreimbursed personal use of the property was made by Mr. Hughes or by the other Named Executive Officers.

Mr. Hughes' salary Deferred Compensation Arrangement with us earns interest at the rate of 10% per year based upon the balance at the beginning of the year plus new salary deferrals during the year.  As of December 31, 2008 and under this plan, there were accrued $1,989,503, of which $125,000 in salary were deferred and $21,050 in interest were accrued during 2008.  In November 2007 at the request of Mr. Hughes, the Company used $1,998,467 of Mr. Hughes' deferred compensation account to acquire 217,300 shares of Company Class A common stock.  Accordingly, a portion of Mr. Hughes' deferred compensation account was denominated in 217,300 shares of Company Class A common stock at year-end.  In consideration for agreeing to continue his employment from January 1, 2006 through December 31, 2009 and under a separate Deferred Compensation Arrangement with us, Mr. Hughes received a payment of $150,000 and was granted deferred compensation of $400,000 with interest at 7.5% per year.  Under this Deferred Compensation Arrangement, the deferred portion of the compensation vests at the rate of $100,000 per year.  As of December 31, 2008 and under this plan, there were accrued $390,000, of which $100,000 were vested for 2008 service and $30,000 were accrued for 2008 interest.

Mr. Hughes' Deferred Compensation Arrangement provides that after five years employment, or at termination, he is entitled to receive the full amount owed in a lump sum, or in monthly installments paid over a ten-year period.

Mr. Lowber's Deferred Compensation Arrangement with us consists of deferred salary which earns interest on the amounts deferred at 9% per year.  As of December 31, 2008 and under this plan, there were accrued $892,539, of which $139,988 had accrued and $400,000 had been paid out during 2008.  Effective January 1, 2007 the Company agreed to enter into a retention agreement with Mr. Lowber.  In exchange for his commitment to remain in the employ of the Company through the end of 2010, the Company agreed to establish a deferred compensation account in the amount of $350,000 that is to vest on December 31, 2010.  The account was credited with $70,000 effective February 19, 2007 and $70,000 effective on each of December 31, 2007 and 2008.  Thereafter, it will be credited $70,000 annually on December 31 of 2009 and 2010.  The account is to accrue interest at the rate of 7.25% per annum, compounding annually.

Mr. Behnke's Deferred Compensation Arrangement with us consists of deferred compensation denominated in the form of 12,268 shares of Company Class A common stock in which he is fully vested.  In addition, Mr. Behnke may defer additional amounts of compensation that may be invested in up to an additional 11,518 shares of Company Class A common stock at a price of $7.78125 per share.  Mr. Behnke received all of his shares in January 2009.

Mr. Chapados did not participate in a Deferred Compensation Arrangement with us during 2008.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2008, our Compensation Committee was composed of six members of our board as identified elsewhere in this report.  On February 9, 2009, Mr. Kroloff was appointed to the board and to our Compensation Committee.  With the exception of Mr. Kroloff, all of these members served on the committee for all of 2008.  See within this item 11, "Compensation Discussion and Analysis – Compensation Committee."  The relationships of them to us are described elsewhere in this report.  See within item 12 and 13, "Ownership of Company" and "Certain Transactions," respectively.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis.  Based upon that review and discussion, the Compensation Committee recommended to our board that the Compensation Discussion and Analysis be included in our Annual Report and in our proxy statement for our 2009 annual shareholder meeting.

Compensation Committee
Stephen M. Brett, Chair
Jerry A. Edgerton
Scott M. Fisher
William P. Glasgow
Mark W. Kroloff1
Stephen R. Mooney
James M. Schneider

1           Became a member of the Compensation Committee in February 2009.

Director Compensation

The following table sets forth certain information concerning the cash and non-cash compensation earned by our directors ("Director Compensation Plan"), each for services as a director during our year ended December 31, 2008:

2008 Director Compensation1

Name	Fees Earned or Paid in Cash ($)	Stock Awards[2] ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen M. Brett	40,000	24,509	- - -	- - -	- - -	- - -	64,509
Jerry A. Edgerton[3]	130,623	88,844	- - -	- - -	- - -	25,734	245,201
Scott M. Fisher	40,000	24,509	- - -	- - -	- - -	507	65,016
William P. Glasgow	50,000	24,509	- - -	- - -	- - -	1,523	76,032
Mark W. Kroloff[4]	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Stephen R. Mooney[5]	189,623	88,844	- - -	- - -	- - -	25,734	304,201
James M. Schneider	50,000	24,509	- - -	- - -	- - -	- - -	74,509

[1]	Compensation to Mr. Duncan as a director is described elsewhere in this report. See within this item 11, "Executive Compensation" and "Compensation Discussion and Analysis."

[2]
Except as noted in the table and as further described below, each director received a grant of awards of 3,330 shares of Company Class A common stock on June 1, 2008.  The value of the shares on the date of grant was $7.36 per share, i.e., the closing price of the stock on Nasdaq on that date and as required in accordance with FAS 123R.

[3]
Includes $90,623 in board fees, $64,335 in Class A common stock and $25,734 in tax reimbursement for prior years' service on our board during which Mr. Edgerton's previous employer did not allow board compensation to accrue to the benefit of an individual serving on the board.

[4]	Mr. Kroloff was appointed to the board in February 2009 and did not receive director compensation for 2008.

[5]
Includes $139,623 in board fees, $64,335 in Class A common stock and $25,734 in tax reimbursement for prior years' service on our board during which Mr. Mooney's previous employer did not allow board compensation to accrue to the benefit of the individual serving on the board.

Our initial Director Compensation Plan was adopted in 2004 by our board to acknowledge and compensate, from time to time, directors on the board for ongoing dedicated service.  During 2008, the plan provided for $40,000 per year (prorated for days served and paid quarterly) plus $10,000 per year for each director serving on our Audit Committee.

During 2008, the stock compensation portion of our Director Compensation Plan consisted of a grant of 3,330 shares to a director for a year of service, or a portion of a year of service.  Grants are made and vest annually under the plan on June 1 of each year.  For 2008, grants of awards were made under our Director Compensation Plan as of June 1, 2008.  As of December 31, 2008, our board anticipated that grants of awards of 5,000 shares of Class A common stock to each director would be made under the plan as of June 1, 2009.  Because the shares vest upon award, they are subject to taxation based upon the then fair market value of the vested shares.

Under our Director Compensation Plan, compensation is to be paid only to those directors who are to receive the benefit individually, whether or not they are our employees.

Except for our Director Compensation Plan, during 2008 the directors on our board received no other direct compensation for serving on the board and its committees.  However, they were reimbursed for travel and out-of-pocket expenses incurred in connection with attendance at meetings of our board and its committees.  The director fee structure as described in this section continued otherwise unchanged through December 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Company

Principal Shareholders

The following table sets forth, as of December 31, 2008 (unless otherwise noted), certain information regarding the beneficial ownership of our Class A common stock and Class B common stock by each of the following:

·	Each person known by us to own beneficially 5% or more of the outstanding shares of Class A common stock or Class B common stock.

·	Each of our directors.

·	Each of the Named Executive Officers.

·	All of our executive officers and directors as a group.

All information with respect to beneficial ownership has been furnished to us by the respective shareholders.

Names of Beneficial Owner[1]	Title of Class[2]	Amount and Nature of Beneficial Ownership (#)	% of Class	% of Total Shares Outstanding (Class A & B)[2]	% Combined Voting Power (Class A & B)[2]
Stephen M. Brett	Class A Class B	41,650[3] - - -	* - - -	*	*
Ronald A. Duncan	Class A Class B	1,660,345[3,4] 459,970[4]	3.3 14.4	3.9	7.6
Jerry A. Edgerton	Class A Class B	16,650[3] - - -	* - - -	*	*
Scott M. Fisher	Class A Class B	104,262[3,5] 437,688[5]	* 13.7	*	5.5
William P. Glasgow	Class A Class B	66,594[3,6] - - -	* - - -	*	*
G. Wilson Hughes	Class A Class B	938,170[7] 2,695[7]	1.9 *	1.7	1.2
Mark W. Kroloff[8]	Class A Class B	10,000 - - -	* - - -	*	*
John M. Lowber	Class A Class B	627,644[9] 6,256[9]	1.3 *	1.2	*
Stephen R. Mooney	Class A Class B	16,650[3] - - -	* - - -	*	*
James M. Schneider	Class A Class B	38,050[3] - - -	* - - -	*	*
William C. Behnke	Class A Class B	296,895[10] - - -	* - - -	*	*
Gregory F. Chapados	Class A Class B	212,997[11] - - -	* - - -	*	*
Arctic Slope Regional Corp. 3900 C Street, Suite 801 Anchorage, Alaska 99503	Class A Class B	7,481,240 - - -	14.9 - - -	14.0	9.2
Barclays Global Investors 45 Fremont Street San Francisco, CA 94105	Class A Class B	3,540,879 - - -	7.1 - - -	6.6	4.3
GCI Qualified Employee Stock Purchase Plan 2550 Denali St., Ste. 1000 Anchorage, AK 99503	Class A Class B	4,883,911[12] 72,866[12]	9.8 2.3	9.3	6.9
Gary Magness c/o Raymond L. Sutton, Jr. 303 East 17th Ave., Ste 1100 Denver, CO 80203-1264	Class A Class B	1,347,961 433,924	2.7 13.5	3.3	7.0

John W. Stanton and Theresa E. Gillespie 155 108th Avenue., N.E., Suite 450 Bellevue, WA 98004	Class A Class B	2,503,305 1,275,791	5.0 39.8	7.1	18.7
Robert M. Walp 804 P Street, Apt. 4 Anchorage, AK 99501	Class A Class B	122,347[12] 202,350[12]	* 6.3	*	2.6
All Directors and Executive Officers As a Group (20 Persons)	Class A Class B	5,355,160[13] 991,338[13]	10.7 31.0	11.2	18.0

*           Represents beneficial ownership of less than 1% of the corresponding class or series stock.

[1]
Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act.  Shares of our stock that a person has the right to acquire within 60 days of December 31, 2008 are deemed to be beneficially owned by such person and are included in the computation of the ownership and voting percentages only of such person.  Each person has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the footnotes to the table.  Addresses are provided only for persons other than management who own beneficially more than 5% of the outstanding shares of Class A or B common stock.

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

[3]	Includes 3,330 shares of our Class A common stock granted to each of those persons pursuant to the Director Compensation Plan for services performed during 2008.

[4]
Includes 147,391 shares of Class A common stock and 6,219 shares of Class B common stock allocated to Mr. Duncan under the Stock Purchase Plan as of December 31, 2008.  Includes 400,000 shares of Class A common stock subject to stock options granted under the Stock Option Plan to Mr. Duncan which he has the right to acquire within 60 days of December 31, 2008 by exercise of the stock options.  Does not include 195,331 shares of Class A common stock held by us in treasury pursuant to deferred compensation agreements with us.  Does not include 35,560 shares of Class A common stock or 8,242 shares of Class B common stock held by the Amanda Miller Trust, with respect to which Mr. Duncan has no voting or investment power.  Ms. Miller is Mr. Duncan's daughter, and Mr. Duncan disclaims beneficial ownership of the shares.   Does not include 27,760 shares of Class A common stock or 27,020 shares of Class B common stock held by Dani Bowman, Mr. Duncan's wife, of which Mr. Duncan disclaims beneficial ownership.  Includes 150,000 shares of Class A common stock which a company owned by Mr. Duncan has the right to acquire within 60 days of December 31, 2008 by the exercise of stock options.  Includes 714,392 shares of Class A common stock and 453,751 shares of Class B common stock pledged as security.

[5]	Includes 87,512 shares of Class A and 437,688 shares of Class B common stock owned by Fisher Capital Partners, Ltd. of which Mr. Fisher is a partner.

[6]	Does not include 158 shares owned by a daughter of Mr. Glasgow. Mr. Glasgow disclaims any beneficial ownership of the shares held by his daughter.

[7]
Includes 500,000 shares of Class A common stock which Mr. Hughes has the right to acquire within 60 days of December 31, 2008  by the exercise of vested stock options.  Includes 81,422 shares of Class A common stock and 2,695 shares of Class B common stock allocated to Mr. Hughes under the Stock Purchase Plan, as of December 31, 2008.  Includes a grant of restricted stock the vesting of which is contingent on 2009 adjusted EBITDA exceeding $202 million and ratably thereafter as previously described.  See within item 11 of this report, "Outstanding Equity Awards at Fiscal Year-End Table."  Includes 325,890 shares of Class A common stock pledged as security.  Excludes 217,300 shares held by the Company pursuant to Mr. Hughes' Deferred Compensation Agreement.

[8]
Mr. Kroloff joined our board on February 9, 2009.  Includes 10,000 shares purchased by Mr. Kroloff.  Excludes shares held by Arctic Slope Regional Corporation where Mr. Kroloff is the Chief Operating Officer.

[9]
Includes 520,000 shares which Mr. Lowber has the right to acquire within 60 days of December 31, 2008 by the exercise of vested stock options.  Includes 28,321 shares of Class A common stock and 5,986 shares of Class B common stock allocated to Mr. Lowber under the Stock Purchase Plan, as of December 31, 2008.

[10]
Includes 283,333 shares which Mr. Behnke has the right to acquire within 60 days of December 31, 2008 by the exercise of vested stock options.  Includes 8,800 shares of Class A common stock allocated to Mr Benhke under the Stock Purchase Plan, as of December 31, 2008.

[11]
Includes 192,000 shares of Class A common stock which Mr. Chapados has the right to acquire within 60 days of December 31, 2008 by the exercise of vested stock options.  Includes a grant of restricted stock the vesting of which is contingent on 2009 adjusted EBITDA exceeding $202 million and ratably thereafter as previously described.  See within item 11 of this report, "Outstanding Equity Awards at Fiscal Year-End Table."  Includes 5,997 shares of Class A common stock allocated to Mr. Chapados under the Stock Purchase Plan as of December 31, 2008.

[12]
Includes 16,098 shares of Class A common stock and 457 shares of Class B common stock allocated to Mr. Walp under the Stock Purchase Plan.  Includes 25,000 shares of Class A common stock which Mr. Walp has the right to acquire within 60 days of December 31, 2008 by the exercise of vested stock options.

[13]
Includes 3,102,091 shares of Class A common stock which such persons have the right to acquire within 60 days of December 31, 2008 through the exercise of vested stock options.  Includes 486,039 shares of Class A common stock and 25,601 shares of Class B common stock allocated to such persons under the Stock Purchase Plan.  Does not include shares held by Arctic Slope Regional Corporation where Mr. Kroloff is the Chief Operating Officer.

Changes in Control

Pledged Assets and Securities.  Our obligations under our credit facilities are secured by substantially all of our assets.  Should there be a default by us under such agreements, our lenders could gain control of our assets.  We have been at all times since January 1, 2008 and up through December 31, 2008, in compliance with all material terms of these credit facilities.  These obligations and pledges are further described in our annual report for the year ended December 31, 2008 ("Annual Report").

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

For purposes of the indenture and the senior notes, the restricted subsidiaries consist of all of our direct or indirect subsidiaries, with the exception of the unrestricted subsidiaries, none of which existed as of December 31, 2008.  Under the terms of the Indenture an unrestricted subsidiary is a subsidiary of GCI, Inc. so designated from time to time in accordance with procedures as set forth in the Indenture.

We and GCI, Inc. have since the issuance of the senior notes and up through December 31, 2008, been in compliance with all material terms of the Indenture including making timely payments on the obligations of GCI, Inc.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of the end of 2008, information on equity compensation plans approved by our shareholders and separately such plans not approved by our shareholders.  The information is focused on outstanding options, warrants and rights, and so the only such plan is our Stock Option Plan as approved by our shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	7,205,186	9.08	917,855
Equity compensation plans not approved by security holders	150,000	6.50	-0-
Total:	7,355,186	9.03	917,855

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Transactions with Related Persons

Stanton Shareholdings, Registration Rights Agreement.  As of December 31, 2008 and as a result of the sale by Verizon of all its shareholdings in our Class B common stock to John W. Stanton and Theresa E. Gillespie, husband and wife (collectively, "Stantons"), the Stantons are significant shareholders of that class of our stock.  As of December 31, 2008, neither the Stantons nor the Stantons' affiliates were our directors, officers, nominees for election as directors, or members of the immediate family of such directors, officers, or nominees.

We are a party to a registration rights agreement ("Stanton Registration Rights Agreement") with the Stantons regarding all shares the Stantons hold in our Class B common stock and any shares of our Class A common stock resulting from conversion of that Class B common stock to Class A common stock.  The basic terms of the Stanton Registration Rights Agreement are as follows.  If we propose to register any of our securities under the Securities Act of 1933, as amended ("Securities Act") for our own account or for the account of one or more of our shareholders, we must notify the Stantons of that intent.  In addition, we must allow the Stantons an opportunity to include the holder's shares ("Stanton Registerable Shares") in that registration.

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

Duncan Leases.  In 1991, we entered into a long-term capital lease agreement with a partnership in which Mr. Duncan held a 50% ownership interest.  Mr. Duncan later sold that interest to an individual who later became his spouse.  However, Mr. Duncan remains a guarantor on the note which was used to finance the acquisition of the property subject to the lease.  The leased asset was capitalized in 1991 at the owner's cost of $900,000 and the related obligation was recorded in the accompanying financial statements.  The lease agreement was amended in 2008, and we have increased our existing capital lease asset and liability by $1.3 million to record the extension of the capital lease.  The amended lease terminates on September 30, 2026.  The property consists of a building presently occupied by us.  As of December 31, 2008, the payments on the lease were $21,532 per month.  They continue at that rate through September 2011.  In October 2011, the payments on the lease will increase to $22,332 per month.

On September 11, 1997, we purchased, for $150,000, a parcel of property adjoining the property subject to the Duncan Lease.  The parcel was purchased to provide space for additional parking facilities for our use of the adjoining property under the previously described lease involving Mr. Duncan.  A portion of the parcel, valued at $87,900, was simultaneously deeded to Mr. Duncan's spouse in order to accommodate the platting requirements of the Municipality of Anchorage necessary to allow use of the parcel for parking facilities.  In June 1999, we agreed, in exchange for a payment of $135,000, to extend the lease term for an additional five-year term expiring September 30, 2011 at a rental rate of $20,000 per month and to incorporate the adjoining property into the lease agreement.  The lease was further amended in 2002 to increase the rental rate in steps with the rate being $21,532 per month for the period October 1, 2006 through September 30, 2011, the end of the base term.

In January 2001, we entered into an aircraft operating lease agreement with a company owned by Mr. Duncan.  The lease term is presently month-to-month and may be terminated at any time upon 120 days' prior written notice.  The lease rate is $75,000 per month.  Upon signing the lease, the lessor was granted an option purchase 250,000 shares of Company Class A common stock at $6.50 per share, of which 150,000 shares of the option remained and were exercisable at December 31, 2008.  We paid a deposit of $1.5 million in connection with the lease.  The deposit will be repaid to us upon the earlier of six months after the agreement terminates, or nine months after the date of a termination notice.  The lessor may sell to us the stock arising from the exercise of the stock option or surrender the intrinsic value of the right to purchase all or a portion of the stock option to repay the deposit, if allowed by our debt instruments in effect at that time.

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

During 2008, there were no Related Transactions.  The leases described previously were entered into prior to the establishment of the Ethics Code.  See within this item 13, "Certain Transactions – Transactions with Related Persons – Duncan Leases."

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

Our board believes each of its members satisfies that definition of an Independent Director, with the exception of Mr. Duncan who is an officer and employee of the Company.  That is, in the case of all other board members, our board believes each of them is an individual having a relationship which does not interfere with the exercise of independent judgment in carrying out the member's director responsibilities to us.

Item 14.                      Principal Accountant Fees and Services.

Overview

Our Audit Committee has retained KPMG LLP as our Registered Independent Public Accounting Firm during 2008.  A representative of KPMG LLP is expected to be present at our 2009 annual shareholder meeting.  The representative will have the opportunity to make a statement, if so desired, and will be available to respond to appropriate questions.

Pre-Approval Policies and Procedures

We have established as policy, through the adoption of the Audit Committee Charter that, before our Registered Independent Public Accounting Firm is engaged by us to render audit services, the engagement must be approved by the Audit Committee.

Our Audit Committee Charter provides that our Audit Committee is directly responsible for appointment, compensation, retention, oversight, qualifications and independence of our Registered Independent Public Accounting Firm.  Also under our Audit Committee Charter, all audit services provided by our Registered Independent Public Accounting Firm must be preapproved by the Audit Committee.

Our pre-approval policies and procedures with respect to Non-Audit Services include as a part of the Audit Committee Charter that the Audit Committee may choose any of the following options for approving such services:

·	Full Audit Committee – The full Audit Committee can consider each Non-Audit Service.

·	Designee – The Audit Committee can designate one of its members to approve a Non-Audit Service, with that member reporting approvals to the full committee.

·
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

The Audit Committee's pre-approval of Non-Audit Services may be waived under specific provisions of the Audit Committee Charter.  The prerequisites for waiver are as follows: (1) the aggregate amount of all Non-Audit Services constitutes not more than 5% of the total amount of revenue paid by us to our Registered Independent Public Accounting Firm during the fiscal year in which those services are provided; (2) the service is originally thought to be a part of an audit by our Registered Independent Public Accounting Firm; (3) the service turns out to be a Non-Audit Service; and (4) the service is promptly brought to the attention of the Audit Committee and approved prior to completion of the audit by the committee or by one or more members of the committee who are members of our board to whom authority to grant such approvals has been delegated by the committee.

During 2008, there were no waivers of our Audit Committee pre-approval policy.

Fees and Services

KPMG LLP has, as our Registered Independent Public Accounting Firm, provided certain audit, audit-related, and tax services.  The aggregate fees billed to us by our Registered Independent Public Accounting Firm in each of these categories for each of 2008 and 2007 are set forth as follows:

Registered Independent Public Accounting Firm Fees

Type of Fees	2008	2007
Audit Fees[1]	$1,442,605	$646,500
Audit-Related Fees[2]	17,500	13,500
Tax Fees[3]	45,695	26,250
All Other Fees[4]	0	0
Total	$1,505,800	$686,250

1
Consists of fees for our annual financial statement audit, quarterly financial statement reviews, reviews of other filings by us with the SEC, audit of our internal control over financial reporting and for services that are normally provided by an auditor in connection with statutory and regulatory filings or engagements.

2	Consists of fees for audit of the Stock Purchase Plan and review of the related annual report on Form 11-K filed with the SEC.

3	Consists of fees for review of our state and federal income tax returns and consultation on various tax advice and tax planning matters.

4	Consists of fees for any services not included in the first three types of fees identified in the table.

All of the services described above were approved in conformity with the Audit Committee's pre-approved policy.

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company dated August 20, 2007 (37)
3.2	Amended and Restated Bylaws of the Company dated August 20, 2007 (36)
4.1	Certified copy of the General Communication, Inc. Amendment No. 1, dated as of June 25, 2007, to the Amended and Restated 1986 Stock Option Plan (33)
10.3	Westin Building Lease (3)
10.4	Duncan and Hughes Deferred Bonus Agreements (4)
10.5	Compensation Agreement between General Communication, Inc. and William C. Behnke dated January 1, 1997 (13)
10.6	Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska (2)
10.13	MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (5)
10.14	Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (5)
10.15	Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.16	Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.17	Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.20	The GCI Special Non-Qualified Deferred Compensation Plan (7)
10.21	Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI Communication Corp. (7)
10.25	Licenses: (3)
10.25.1	214 Authorization
10.25.2	International Resale Authorization
10.25.3	Digital Electronic Message Service Authorization
10.25.11	Certificate of Convenience and Public Necessity – Telecommunications Service (Local Exchange) dated July 7, 2000 (29)
10.26	ATU Interconnection Agreement between GCI Communication Corp. and Municipality of Anchorage, executed January 15, 1997 (12)
10.29	Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (8)
10.30	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and Alaska Cablevision, Inc. (8)
10.31	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and McCaw/Rock Homer Cable System, J.V. (8)
10.32	Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and McCaw/Rock Seward Cable System, J.V. (8)
10.33	Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among General Communication, Inc., and the Prime Sellers Agent (9)
10.34	First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (9)
10.36	Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order U-96-89(5) dated January 14, 1997 (12)
10.37	Amendment to the MCI Carrier Agreement executed April 20, 1994 (12)
10.38	Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (11)
10.39	MCI Carrier Addendum—MCI 800 DAL Service effective February 1, 1994 (11)
10.40	Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (11)
10.41	Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (11)

10.42	Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (12)
10.43	Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (11)
10.44	Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (14)
10.45	First Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated April 1, 1996 (14)
10.46	Service Mark License Agreement between MCI Communications Corporation and General Communication, Inc. dated April 13, 1994 (13)
10.47	Radio Station Authorization (Personal Communications Service License), Issue Date June 23, 1995 (13)
10.50	Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc. and GCI Network Systems dated April 1, 1992 (14)
10.51	Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August 1, 1996 (14)
10.52	Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc. (2)
10.54	Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings dated September 23, 1996 (13)
10.55	Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (13)
10.58	Employment and Deferred Compensation Agreement between General Communication, Inc. and John M. Lowber dated July 1992 (13)
10.59	Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated August 15, 1994 (13)
10.60	Transponder Lease Agreement between General Communication Incorporated and Hughes Communications Satellite Services, Inc., executed August 8, 1989 (6)
10.61	Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and Hughes Communications Galaxy, Inc. dated August 24, 1995 (13)
10.62	Order Approving Application, Subject to Conditions; Requiring Filing; and Approving Proposed Tariff on an Inception Basis, dated February 4, 1997 (13)
10.66	Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp. dated as of July 11, 1997. (15)
10.67	Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System Partnership Contract Variation No. 1 dated as of December 1, 1997. (15)
10.71	Third Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated February 27, 1998 (16)
10.80	Fourth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom. (17)
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

10.159	Amendment to Deferred Bonus Agreement dated December 31, 2008 by and among the Company, the Employer and Mr. Duncan (43)

10.160	Amendment to Deferred Compensation Agreement dated December 31, 2008 by and among the Company, the Employer and Mr. Duncan (43)
14	Code Of Business Conduct and Ethics (originally reported as exhibit 10.118) (25)
18.1	Letter regarding change in accounting principle (39)
21.1	Subsidiaries of the Registrant (44)
23.1	Consent of KPMG LLP (Independent Public Accountant for Company) (44)
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (44)
99	Additional Exhibits:
99.1	The Articles of Incorporation of GCI Communication Corp. (1)
99.2	The Bylaws of GCI Communication Corp. (1)
99.7	The Bylaws of GCI Cable, Inc. (10)
99.8	The Articles of Incorporation of GCI Cable, Inc. (10)
99.15	The Bylaws of GCI Holdings, Inc. (13)
99.16	The Articles of Incorporation of GCI Holdings, Inc. (13)
99.17	The Articles of Incorporation of GCI, Inc. (12)
99.18	The Bylaws of GCI, Inc. (12)
99.27	The Partnership Agreement of Alaska United Fiber System (15)
99.28	The Bylaws of Potter View Development Co., Inc. (19)
99.29	The Articles of Incorporation of Potter View Development Co., Inc. (19)
99.34	The Bylaws of GCI Fiber Communication, Co., Inc. (20)
99.35	The Articles of Incorporation of GCI Fiber Communication, Co., Inc. (20)

________________
#
CONFIDENTIAL PORTION has been omitted pursuant to a request for confidential treatment by us to, and the material has been separately filed with, the Securities and Exchange Commission.  Each omitted Confidential Portion is marked by three asterisks.

* Filed herewith.

________________

Exhibit Reference	Description
1	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1990
2	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1991
3	Incorporated by reference to The Company’s Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
4	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1989.
5	Incorporated by reference to The Company’s Current Report on Form 8-K dated June 4, 1993.
6	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
7	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

8	Incorporated by reference to The Company’s Form S-4 Registration Statement dated October 4, 1996.
9	Incorporated by reference to The Company’s Current Report on Form 8-K dated November 13, 1996.
10	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
11	Incorporated by reference to The Company’s Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.
12	Incorporated by reference to The Company’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
13	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
14	Incorporated by reference to The Company’s Amendment No. 2 to Form S-3/A Registration Statement (File No. 333-28001) dated July 21, 1997.
15	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
16	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
17	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
18	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
19	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
20	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
21	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
22	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
23	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
24	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
25	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
26	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
27	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
28	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
29	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006.
30	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
31	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
32	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 19, 2007.
33	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

34	Incorporated by reference to The Company’s Form S-8 filed with the SEC on July 27, 2007.
35	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
36	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
37	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 7, 2008.
38	Incorporated by reference to the Company's Report on Form 8-K for the period May 2, 2008 filed May 8, 2008.
39	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
40	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
41	Incorporated by reference to The Company's Report on Form 8-K for the period September 19, 2008 filed on September 22, 2008.
42	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
43	Incorporated by reference to The Company's Report on Form 8-K for the period December 31, 2008 filed January 6, 2009.
44	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed March 23, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL COMMUNICATION, INC.

By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President
(Chief Executive Officer)

Date:	April 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen M. Brett	Chairman of Board and Director	April 23, 2009
Stephen M. Brett

/s/ Ronald A. Duncan	President and Director	April 23, 2009
Ronald A. Duncan	(Principal Executive Officer)

/s/ Jerry A. Edgerton	Director	April 21, 2009
Jerry A. Edgerton

/s/ Scott M. Fisher	Director	April 23, 2009
Scott M. Fisher

/s/ William P. Glasgow	Director	April 16, 2009
William P. Glasgow

/s/ Mark W. Kroloff	Director	April 23, 2009
Mark W. Kroloff

Director
Stephen R. Mooney

/s/ James M. Schneider	Director	April 23, 2009
James M. Schneider

/s/ John M. Lowber	Senior Vice President, Chief Financial	April 23, 2009
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	ViVice President, Chief Accounting	April 23, 2009
Lynda L. Tarbath	Officer (PPrincipal Accounting Officer)