Form 10-Q
period 2009-03-31
GENERAL COMMUNICATION INC
filed 2009-05-11
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer", "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant's classes of common stock as of April 30, 2009 was:

49,818,000 shares of Class A common stock; and
3,203,000 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can  identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” or “continue” or the negative of these words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including those identified under “Risk Factors” in Item 1A of our December 31, 2008 annual report on Form 10-K.  Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these forward looking statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	(Unaudited)
	March 31,	December 31,
ASSETS	2009	2008

Current assets:
Cash and cash equivalents	$25,510	29,904

Receivables	105,706	113,136
Less allowance for doubtful receivables	2,946	2,582
Net receivables	102,760	110,554

Inventories	8,299	7,085
Deferred income taxes	7,034	7,843
Prepaid expenses	6,424	5,960
Investment securities	1,349	1,563
Other current assets	1,228	647
Total current assets	152,604	163,556

Property and equipment in service, net of depreciation	796,044	793,051
Construction in progress	45,204	54,098
Net property and equipment	841,248	847,149

Cable certificates	191,565	191,565
Goodwill	68,477	66,868
Wireless licenses	25,967	25,967
Other intangible assets, net of amortization	21,019	22,976
Deferred loan and senior notes costs, net of amortization	6,142	6,496
Other assets	10,772	10,724
Total other assets	323,942	324,596
Total assets	$1,317,794	1,335,301

See accompanying notes to interim consolidated financial statements.

                                                                                                                                                                                                                                                                                    (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

(Amounts in thousands)	(Unaudited)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2009	2008

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$12,951	12,857
Accounts payable	31,608	40,497
Deferred revenue	22,100	22,095
Accrued payroll and payroll related obligations	18,045	22,632
Accrued liabilities	13,396	11,043
Accrued interest	3,768	10,224
Subscriber deposits	1,386	1,262
Total current liabilities	103,254	120,610

Long-term debt	706,076	708,406
Obligations under capital leases, excluding current maturities	92,874	94,029
Obligation under capital lease due to related party, excluding current maturity	1,870	1,868
Deferred income taxes	85,897	86,187
Long-term deferred revenue	51,358	49,998
Other liabilities	15,078	15,288
Total liabilities	1,056,407	1,076,386

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 49,843 and 50,062 shares at March 31, 2009 and December 31, 2008, respectively; outstanding 49,568 and 49,593 shares at March 31, 2009 and December 31, 2008, respectively	150,078	151,262
Class B. Authorized 10,000 shares; issued 3,203 shares at March 31, 2009 and December 31, 2008; outstanding 3,201 shares at March 31, 2009 and December 31, 2008; convertible on a share-per-share basis into Class A common stock	2,706	2,706
Less cost of 277 and 283 Class A and Class B common shares held in treasury at March 31, 2009 and December 31, 2008, respectively	(2,377)	(2,462)
Paid-in capital	29,491	27,233
Retained earnings	81,489	80,176
Total stockholders’ equity	261,387	258,915
Total liabilities and stockholders’ equity	$1,317,794	1,335,301

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share amounts)	2009	2008
Revenues	$148,689	134,674

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	47,857	51,311
Selling, general and administrative expenses	56,586	46,406
Depreciation and amortization expense	30,734	27,243
Operating income	13,512	9,714

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(12,647)	(8,908)
Interest income	8	81
Other expense, net	(12,639)	(8,827)

Income before income tax expense	873	887

Income tax expense	519	1,427

Net income (loss)	354	(540)

Net loss attributable to the non-controlling interest	---	976

Net income attributable to General Communication, Inc.	$354	436

Basic net income attributable to General Communication, Inc. common stockholders per common share	$0.01	0.01

Diluted net income attributable to General Communication, Inc. common stockholders per common share	$0.00	0.00

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

(Amounts in thousands)	2009	2008
Cash flows from operating activities:
Net income attributable to General Communication, Inc.	$354	436
Adjustments to reconcile net income attributable to General Communication, Inc. to net cash provided by operating activities:
Net loss attributable to non-controlling interest	---	(976)
Depreciation and amortization expense	30,734	27,243
Share-based compensation expense	1,802	1,260
Deferred income tax expense	519	1,427
Other noncash income and expense items	2,108	1,448
Change in operating assets and liabilities	(3,515)	4,686
Net cash provided by operating activities	32,002	35,524

Cash flows from investing activities:
Purchases of property and equipment	(32,546)	(49,647)
Purchases of other assets and intangible assets	(448)	(1,183)
Net cash used in investing activities	(32,994)	(50,830)

Cash flows from financing activities:
Repayment of debt and capital lease obligations	(3,168)	(567)
Borrowing on Senior Credit Facility	---	20,000
Other	(234)	(36)
Net cash provided by (used in) financing activities	(3,402)	19,397
Net increase (decrease) in cash and cash equivalents	(4,394)	4,091
Cash and cash equivalents at beginning of period	29,904	13,074

Cash and cash equivalents at end of period	$25,510	17,165

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

The accompanying unaudited interim consolidated financial statements include the accounts of General Communication, Inc. (“GCI”) and its subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, filed with the SEC on March 23, 2009 as part of our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

(l)      Business and Summary of Significant Accounting Principles

In the following discussion, GCI and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

(a)	Business
GCI, an Alaska corporation, was incorporated in 1979. We offer the following services:
•	Origination and termination of traffic in Alaska for certain common carriers,
•	Cable television services throughout Alaska,
•	Competitive local access services in Anchorage, Fairbanks, Juneau, Wasilla, Eagle River, Kodiak, Palmer, Kenai, Soldotna, Seward, Chugiak, Sitka, Valdez, Ketchikan, Nome, and Homer, Alaska,
•	Incumbent local access services in rural Alaska,
•	Long-distance telephone service between Alaska and the remaining United States and foreign countries,
•	Sale of postpaid and prepaid wireless telephone services and sale of wireless telephone handsets and accessories,
•	Data network services,
•	Internet access services,
•	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to rural hospitals and health clinics, and managed video conferencing,
•	Managed services to certain commercial customers,
•	Sales and service of dedicated communications systems and related equipment,
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

The consolidated financial statements include the consolidated accounts of GCI and its wholly-owned subsidiaries, as well as a variable interest entity in which we were the primary beneficiary as defined by Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” through August 17, 2008.  All significant intercompany transactions between non-regulated affiliates of our company are eliminated.  Statement of Financial Accounting Standard ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" requires intercompany revenue and expenses generated between regulated and non-regulated affiliates of the company not be eliminated on consolidation.  Intercompany revenue and expenses with affiliates not subject to SFAS No. 71 have been eliminated.

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

(c)	Recently Issued Accounting Pronouncements
                 In March 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.“  FSP FAS 107-1 amends SFAS No. 107,
                 Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require entities to disclose the fair value of all financial instruments within the scope of
                 SFAS No. 107 in all interim financial statements. FSP FAS 107-1 also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments.
                 Previously, these disclosures were required only in annual financial statements. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. In periods after initial adoption, FSP
                 FAS 107-1 requires comparative disclosures only for periods ending subsequent to initial adoption. The adoption of FSP FAS 107-1 is not expected to have a material impact on our income statement, financial position or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 is not expected to have a material impact on our income statement, financial position or cash flows.

(d)	Recently Adopted Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. SFAS No. 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R became effective for all transactions entered into on or after January 1, 2009. The adoption of SFAS No. 141R effective January 1, 2009 did not have any effect on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 changed the accounting and reporting for minority interests, which were recharacterized as non-controlling interests and classified as a component of equity. In addition, SFAS No. 160 requires companies to report a net income (loss) measure that includes the amounts attributable to such non-controlling interests. We adopted SFAS No. 160 effective January 1, 2009, and it will be applied prospectively to any non-controlling interests that we may acquire in the future. However, the presentation and disclosure requirements of SFAS 160 were applied retrospectively for all periods presented; as a result our income statement for the three months ended March 31, 2008 was recast to reflect the adoption of SFAS No. 160.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No.161 applies to the disclosure requirements for all derivative instruments and hedged items accounted for under SFAS No. 133,“Accounting for Derivative Instruments and Hedging Activities and its related interpretations.” This statement amends and expands the disclosure requirements of SFAS No. 133, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about the credit risk related contingent features in derivative agreements. FSP 142-3 became effective on January 1, 2009.  We have adopted SFAS No. 161 effective January 1, 2009, and have expanded our disclosures as required by SFAS No. 161. See note 1(l) regarding adoption of this statement.

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

On January 1, 2009, we fully adopted SFAS No. 157 “Fair Value Measurements,” to include all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The full adoption of SFAS No. 157 did not have any effect on our consolidated financial statements.

In April 2008, FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 became effective on January 1, 2009.  The adoption of FSP 142-3 effective January 1, 2009, did not have any effect on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Investments Granted in Share-Based Payment Transactions are Participating Securities.”  FSP 03-6-1 requires companies to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” and include such securities in the computation of earnings per share pursuant to the two-class method as described in SFAS No. 128, “Earnings Per Share.” FSP 03-6-1 became effective on January 1, 2009, and required all prior period earnings per share data presented to be adjusted retroactively. The adoption of FSP 03-6-1 effective January 1, 2009, did not have a material effect on our computation of earnings per share.  See note 1(h) regarding adoption of this statement.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have any effect on our consolidated financial statements.

(e)	Acquisitions

We acquired 100% of the outstanding stock of United Utilities, Inc ("UUI") and Unicom, Inc. on June 1, 2008.  We acquired 100% of the ownership interests of Alaska Wireless, LLC ("Alaska Wireless") on July 1, 2008.  On August 18, 2008, we acquired the 18.1% of the equity interest and voting control of Alaska DigiTel, LLC ("Alaska DigiTel").

Assuming we had completed all of our acquisitions on January 1, 2008, our revenues, net income and basic and diluted earnings per common share ("EPS") for the three months ended March 31, 2008 would have been as follows (amounts in thousands, except per share amounts):

2008
Pro forma consolidated revenue	$142,589
Pro forma net income attributable to GCI	$(5)

EPS:
Basic – pro forma	$0.00
Diluted – pro forma	$0.00

(f)	Regulatory Accounting and Regulation

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

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

(g)	Revenue Recognition

As an Eligible Telecommunications Carrier ("ETC"), we receive subsidies from the Universal Service Fund ("USF") to support the provision of local access service in high-cost areas.  On May 1, 2008, the Federal Communications Commission ("FCC") issued an order adopting the recommendation of the Federal State Joint Board on Universal Service (“Joint Board”) to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions were provided some relief.  On March 5, 2009, the FCC issued an additional order waiving a previously adopted limitation to the exception, the result of which is to provide uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions during the time the interim cap is in effect.  The uncapped support for tribal lands or Alaska Native regions and the cap for all other regions will be in place until the FCC takes action on proposals for long term reform.  We recognized $1.9 million of voice and wireless revenue from the Universal Service Administrative Company (“USAC”) from August 2008 to December 2008 in 2009 due to the March 2009 FCC order that provides uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions retroactive to August 2008.

(h)	Earnings per Common Share

We compute net income per share of Class A and Class B common stock in accordance with SFAS No. 128, “Earnings per Share” using the two class method.  Under the provisions of SFAS 128, basic net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  The computation of the dilutive net income per share of Class A common stock assumes the conversion of Class B common stock to Class A common stock, while the dilutive net income per share of Class B common stock does not assume the conversion of those shares.

In accordance with EITF 03-06, “Participating Securities and the Two Class Method under FASB No. 128,” the undistributed earnings for each year are allocated based on the contractual participation rights of Class A and Class B common shares as if the earnings for the year had been distributed.  Considering the terms of our Articles of Incorporation which provide that, if and when dividends are declared on our common stock in accordance with Alaska corporate law, equivalent dividends shall be paid with respect to the shares of Class A common stock and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in our net assets in the event of liquidation, we have allocated undistributed earnings on a proportionate basis.

On January 1, 2009, we adopted FSP EITF 03-6-1.  Under the guidance of FSP EITF 03-6-1, EPS is calculated utilizing the “two-class” method by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding during the period. In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. Our restricted stock grants are entitled to dividends and meet the criteria of a participating security.  The adoption of FSP EITF 03-6-1 did not have a material impact on our calculation of earnings per share for the periods presented.
(Continued)

GENERAL COMMUNICATION, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

EPS and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2009		2008
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings attributable to GCI	$332	22	409	27

Denominator:
Weighted average common shares outstanding	49,233	3,201	49,004	3,255
Basic net income per share	$0.01	0.01	0.01	0.01

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$332	22	409	27
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	22	---	27	---
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares outstanding	---	17	---	20
Effect of share based compensation that may be settled in cash or shares	(269)	---	(548)	---
Net loss adjusted for allocation of undistributed earnings (losses) and effect of share based compensation that may be settled in cash or shares	$85	5	(112)	7

Denominator:
Number of shares used in basic computation	49,233	3,201	49,004	3,255
Conversion of Class B to Class A common shares outstanding	3,201	---	3,255	---
Effect of share based compensation that may be settled in cash or shares	376	---	---	---
Number of shares used in per share computations	52,810	3,201	52,259	3,255
Diluted net income per share	$0.00	0.00	0.00	0.00

(Continued)

GENERAL COMMUNICATION, INC.
 Notes to Interim Consolidated Financial Statements
(Unaudited)
Weighted average shares associated with outstanding share awards for the three months ended March 31, 2009 and 2008, which have been excluded from the computations of diluted EPS because the effect of including these share awards would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended
	March 31,
	2009	2008
Weighted average shares associated with outstanding share awards	5,863	5,651

Additionally, 222,000 and 376,000 weighted average shares associated with contingent awards for the three months ended March 31, 2009 and 2008, respectively, were excluded from the computation of diluted EPS.

(i)	Common Stock
Following are the changes in issued common stock for the three months ended March 31, 2009 and 2008 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2007	50,437	3,257
Class B shares converted to Class A	1	(1)
Shares issued under stock option plan	2	---
Shares issued under the Director Compensation Plan	20	---
Shares retired	(540)	---
Other	(5)	---
Balances at March 31, 2008	49,915	3,256

Balances at December 31, 2008	50,062	3,203
Shares retired	(219)	---
Balance at March 31, 2009	49,843	3,203

We retired 219,000 shares of our Class A common stock during the three months ended March 31, 2009, that were acquired to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting and the settlement of deferred compensation.

(j)	Investment Securities

We have investment securities of $1.3 million at March 31, 2009, that are classified as trading under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Our investments consist primarily of money market funds and U.S. government securities.  Trading securities are recorded at fair value with unrealized holding gains and losses included in net income.  In 2009, the change in net unrealized holding gains/losses in the trading portfolio included in earnings was a net loss of $5,000.

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
   (k)  Asset Retirement Obligations
Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at March 31, 2009 and 2008 (amounts in thousands):

Balance at December 31, 2007	$4,173
Accretion expense for the three months ended March 31, 2008	26
Balance at March 31, 2008	$4,199

Balance at December 31, 2008	$6,179
Accretion expense for the three months ended March 31, 2009	151
Liability settled	(1)
Balance at March 31, 2009	$6,329

Our asset retirement obligations are included in Other Liabilities.

(l)	Derivatives
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 requires entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. We adopted SFAS No. 161 effective January 1, 2009.

We enter into derivative contracts to manage exposure to variability in cash flows from floating-rate financial instruments, particularly on our long-term debt instruments and credit facilities.  We do not apply hedge accounting to our derivative instruments and therefore treat these instruments as “economic hedges.”   Consistent with the guidance in SFAS No. 133, derivative instruments are accounted for at fair value as either assets or liabilities on the balance sheet.  Changes in the fair value of derivatives are recognized in earnings each reporting period
Derivative financial instruments are subject to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  We minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

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

The following is a summary of the derivative contracts outstanding in the balance sheet at March 31, 2009 (dollar amounts in thousands):

	Number of Contracts	Notional Value	Balance Sheet Location	Fair Value
Interest rate caps	2	$180,000	Other Assets	$1

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Interim Consolidated Financial Statements
 (Unaudited)

During the three months ended March 31, 2009, a loss of $6,000 relating to the fair value change on derivative instruments was reported in interest expense.

        (m)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high-cost area program subsidy, share-based compensation, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, our effective tax rate, purchase price allocations, the accrual of cost of goods sold exclusive of depreciation and amortization ("Cost of Goods Sold"), and the accrual of contingencies and litigation. Actual results could differ from those estimates.

        (n)   Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our income statement.  We report a certain surcharge on a gross basis in our income statement of $916,000 and $950,000 for the three months ended March 31, 2009 and 2008, respectively.

        (o)   Reclassifications
Reclassifications have been made to the 2008 financial statements to make them comparable with the 2009 presentation.

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures

Changes in operating assets and liabilities consist of (amounts in thousands):

Three month period ended March 31,	2009	2008
Decrease in accounts receivable	$6,650	9,466
Increase in prepaid expenses	(309)	(1,008)
(Increase) decrease in inventories	286	(1,273)
(Increase) decrease in other current assets	(612)	23
Increase (decrease) in accounts payable	(633)	2,784
Increase (decrease) in deferred revenues	(91)	571
Decrease in accrued payroll and payroll related obligations	(4,650)	(1,170)
Increase in accrued liabilities	2,353	756
Decrease in accrued interest	(6,456)	(5,851)
Increase in subscriber deposits	124	79
Increase (decrease) in long-term deferred revenue	(221)	335
Increase (decrease) in components of other long-term liabilities	44	(26)
	$(3,515)	4,686

We paid interest, exclusive of capitalized interest, totaling $19.0 million and $14.9 million during the three months ended March 31, 2009 and 2008, respectively.

We paid no income taxes and received no income tax refunds during the three months ended March 31, 2009 and 2008.

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2009 and 2008, we capitalized interest expense of $223,000 and $870,000, respectively.

We had $3.9 million and $10.1 million in non-cash additions to property and equipment due to unpaid purchases as of March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009, we applied $465,000 of a warranty receivable to offset our cash obligation relating to a capital lease.

We retired Class A common stock in the amount of $1.2 million and $5.5 million during the three months ended March 31, 2009 and 2008, respectively.  The Class A common stock retired in the three months ended March 31, 2009, were acquired to settle the minimum statutory tax-withholding requirements pursuant to restricted stock awards vesting and the settlement of deferred compensation.

(3)	Intangible Assets
Goodwill increased $1.6 million at March 31, 2009 as compared to December 31, 2008, to record an adjustment for grant deferred revenue to the United Utilities, Inc. and Unicom, Inc. purchase price allocations.

Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008
Amortization expense	$1,881	915

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2009	$5,604
2010	5,589
2011	3,519
2012	2,569
2013	1,270

For the period from January 1, 2009 to March 31, 2009, the U.S. financial markets have been impacted by continued deterioration in economic conditions.  Should economic conditions in the State of Alaska and other indicators deteriorate such that they impact our ability to achieve levels of forecasted operating results and cash flows, should our stock price and market capitalization decline below our book value for a sustained period of time, or should other events occur indicating the carrying value of goodwill and intangible assets might be impaired, we would test our intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset's fair value.  Any future impairment charges could have a material adverse effect on our results of operations.

(4) Fair Value Measurements
SFAS No. 157, “Fair Value Measurements,” establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.  We have applied the provisions of SFAS No. 157

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

to our trading securities, the assets of our deferred compensation plan (primarily money market funds and mutual funds) and interest rate caps.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 were as follows (amounts in thousands):

	Observable Inputs Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total
Assets
Money market funds and U.S. government securities	$1,349	---	---	1,349
Deferred compensation plan assets	1,224	---	---	1,224
Derivative financial instruments	---	1	---	1
Total assets at fair value	$2,573	1	---	2,574

The valuation of our marketable securities, money market funds, and mutual funds are determined using quoted market prices utilizing market observable inputs. Derivative financial instruments are valued using mid-market quotations that are based on actual bid/ask quotations shown on reliable electronic information screens as of March 31, 2009.

(5)     Share-Based Compensation
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

The weighted average grant date fair value of options granted during the three months ended March 31, 2009 and 2008 was $3.43 per share and $4.33 per share, respectively. The total fair value of options vesting during the three months ended March 31, 2009 and 2008 was $1.6 million and $1.3 million, respectively.

We have recorded share-based compensation expense of $1.8 million for the three months ended March 31, 2009, which consists of $2.3 million for employee share-based compensation expense and a $457,000 decrease in the fair value of liability-classified share-based compensation.  We recorded share-based compensation expense of $1.3 million for the three months ended March 31, 2008, which

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

consists of $2.2 million for employee share-based compensation expense and a $931,000 decrease in the fair value of liability-classified share-based compensation. Share-based compensation expense is classified as selling, general and administrative expense in our consolidated income statement.  Unrecognized share-based compensation expense was $2.3 million relating to 336,000 restricted stock awards and $8.6 million relating to 2.3 million unvested stock options as of March 31, 2009.  We expect to recognize share-based compensation expense over a weighted average period of 2.7 years for stock options and 1.3 years for restricted stock awards.

The following is a summary of our Stock Option Plan activity for the three months ended March 31, 2009:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options and restricted stock awards at December 31, 2008	7,205	$9.08

Options granted	99	$6.35
Restricted stock awards granted	12	$7.36
Restricted stock awards vested	(88)	$12.99
Options forfeited and retired	(10)	$10.34
Outstanding options and restricted stock awards at March 31, 2009	7,218	$8.85

Available for grant at March 31, 2009	850

The following is a summary of activity for stock option grants that were not made pursuant to the Stock Option Plan for the three months ended March 31, 2009:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2008 and March 31, 2009	150	$6.50

Available for grant at March 31, 2009	---

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

The total intrinsic values, determined as of the date of exercise, of options exercised during the three months ended March 31, 2009 and 2008 were $0 and $5,000, respectively. We received $0 and $16,000 in cash from stock option exercises during the three months ended March 31, 2009 and 2008, respectively.

(6)	Industry Segments Data
Our reportable segments are business units that offer different products and are each managed separately.

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
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

Regulated Operations - We offer voice, data and wireless services to residential, business, governmental, and common carrier customers in areas of rural Alaska.

Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three months ended March 31, 2009 and 2008 are allocated to our segments using segment margin for the years ended December 31, 2008 and 2007, respectively.  Bad debt expense for the three months ended March 31, 2009 and 2008 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the three months ended March 31, 2009 and 2008, respectively.  Corporate related expenses and bad debt expense are specifically identified for our Regulated Operations segment and therefore, are not included in the allocations.

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, and non-cash contribution adjustment (“adjusted EBITDA”). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2008 annual report on Form 10-K. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the three months ended March 31, 2009 and 2008 follows (amounts in thousands):

Three months ended March 31,	Consumer		Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2009
Revenues:
Intersegment	$	---	227	1,456	---	52	1,735
External		70,719	33,199	27,992	10,610	6,169	148,689
Total revenues		$70,719	33,426	29,448	10,610	6,221	150,424
Adjusted EBITDA		$18,778	16,919	5,301	3,918	1,532	46,448

2008
Revenues:
Intersegment	$	---	301	1,349	---	---	1,650
External		61,383	39,174	26,591	7,526	---	134,674
Total revenues		$61,383	39,475	27,940	7,526	---	136,324
Adjusted EBITDA		$12,254	20,137	4,325	2,477	---	39,193

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Interim Consolidated Financial Statements
 (Unaudited)

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008
Reportable segment revenues	$150,424	136,324
Less intersegment revenues eliminated in consolidation	1,735	1,650
Consolidated revenues	$148,689	134,674

A reconciliation of reportable segment earnings from adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008
Reportable segment adjusted EBITDA	$46,448	39,193
Less depreciation and amortization expense	30,734	27,243
Less share-based compensation expense	1,802	1,260
Less non-cash contribution adjustment	400	---
Less net loss attributable to non-controlling interest	---	976
Consolidated operating income	13,512	9,714
Less other expense, net	12,639	8,827
Consolidated income before income tax expense	$873	887

(7)	Commitments and Contingencies

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

In the third quarter of 2008, Alaska DigiTel received a request for documents pursuant to a notification of investigation from the FCC’s Office of the Inspector General in connection with its review of Alaska DigiTel’s compliance with program rules and requirements under certain USF programs. The request covers the period beginning January 1, 2004 through August 31, 2008, and relates to amounts received by Alaska DigiTel, LLC (“Alaska DigiTel”) and its affiliates during that period.  Alaska DigiTel is an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008.  Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon their approval of our initial

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Interim Consolidated Financial Statements
 (Unaudited)

acquisition completed in January 2007.  We have been and intend to continue fully complying with this request on behalf of Alaska DigiTel and the GCI companies as affiliates.  This request has not had a material impact on our statement of operations, financial position or cash flows but given the preliminary nature of this request we are unable to assess the ultimate resolution of this matter.

Alaska Communications Systems (“ACS”) Access Service Pricing
On May 22, 2006, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from regulation of interstate broadband and access services. On August 20, 2007, the FCC granted in part and denied in part the requested relief, requiring that ACS comply with certain safeguards to ensure the relief granted would not result in harm to consumers or competition.  On October 22, 2008, ACS filed a petition to convert to price cap regulation the access services it provides in each of its operating areas.   The petition was granted on April 17, 2009, rescinding the forbearance relief previously granted.  We cannot predict at this time the effect of these matters on our cost of purchasing ACS access services.

Universal Service
The USF pays subsidies to ETCs to support the provision of local service in high-cost areas. Under FCC regulations, we have qualified as a competitive ETC in the Anchorage, Fairbanks, Juneau, MTA, Mukluk, Ketchikan, Fort Wainwright/Eielson, and Glacier State study areas. Without ETC status, we would not qualify for USF subsidies in these areas or other rural areas where we propose to offer wireline and wireless local services, and our revenue for providing local services in these areas would be materially adversely affected.

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
On April 8, 2009, the FCC issued a Notice of Inquiry to review aspects of its high cost support program.  Comments are due on May 8, 2009, and replies are due on June 8, 2009.  We cannot predict at this time the outcome of this proceeding or its affect on high cost support available to us.

Dobson Resale Agreement
AT&T Mobility, LLC (“AT&T Mobility”) acquired Dobson Communications Corporation (“Dobson”), including its Alaska properties, on November 15, 2007. In December 2007 we signed an agreement with AT&T Mobility that provides for an orderly transition of our wireless customers from the Dobson/AT&T network in Alaska to our wireless facilities that we began building in 2008 and are expected to be substantially completed in 2010 or 2011.  The agreement requires our customers to be on our wireless network by June 30, 2009, but allows our customers to use the AT&T Mobility network for roaming during the transition period.  The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the Dobson/AT&T network in Alaska with our own wireless facilities. Under the agreement, AT&T Mobility’s obligation to purchase network services from us terminated as of July 1, 2008. AT&T Mobility provided us with a large block of wireless network usage at no charge to facilitate the transition of our customers to our facilities.  We will pay for usage in excess of that base transitional amount.  Under the previous agreement with Dobson, our margin was fixed.  Under the new agreement with AT&T Mobility,

(Continued)

we will pay for usage in excess of the block of free minutes on a per minute basis.  The block of wireless network usage at no charge is expected to substantially reduce our wireless product Cost of Goods Sold during the approximate four year period beginning June 4, 2008 and ending June 30, 2012.

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

General Overview

Through our focus on long-term results, acquisitions, and strategic capital investments, we strive to consistently grow our revenues and expand our margins. We have historically met our cash needs for operations, regular capital expenditures and maintenance capital expenditures through our cash flows from operating activities. Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities.  The ongoing weakness in the national economy and credit market turmoil continue to negatively impact consumer confidence and spending. If these trends continue, they could lead to reductions in our customers’ spending which could impact our revenue growth.  We believe the Alaska economy continues to perform well compared to most other states at the current time. Mortgage foreclosure rates in Alaska are among the lowest in the nation and the commercial real estate market is steady. The majority of our revenue is driven by the strength of the Alaska economy which appears to be relatively well positioned to weather recessionary pressures despite the continued low price per barrel of Alaska oil. The State of Alaska has large cash reserves that should enable it to maintain its budget for at least the next two fiscal years. This is important for Alaska’s economy as the State is the largest employer and second largest source of gross state product. We cannot predict the impact the economic crisis may have on us.

Our five reportable segments are Consumer, Network Access, Commercial, Managed Broadband and Regulated Operations.  Our reportable segments are business units that offer different products, are each managed separately, and serve distinct types of customers.  The Network Access segment provides services to other common carrier customers and the Managed Broadband segment provides services to rural school districts, hospitals and health clinics.  Effective June 1, 2008, we purchased 100% of the outstanding stock of United Utilities, Inc. ("UUI") and Unicom, Inc. ("Unicom").  The financial results of the long-distance, local access and Internet services sold to consumer and commercial customers of certain of these acquired companies are reported in the Regulated Operations segment.  The financial results of the long-distance services sold to other common carrier customers and the managed broadband services components of certain of these acquired companies are included in the Network Access and Managed Broadband Services segments, respectively.  Effective July 1, 2008, we closed on our purchase of 100% of the ownership interests of Alaska Wireless whose results are included in the Consumer segment.
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

Common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to our common carrier customers by their customers. Pricing pressures, new program offerings, and market and business consolidations continue to evolve in the markets served by our other common carrier customers. If, as a result, their traffic is reduced, our traffic will also likely be reduced or, if their competitors’ costs to terminate or originate traffic in Alaska are reduced, our pricing may be reduced to respond to competitive pressures, consistent with federal law. Additionally, disruption in the economy resulting from terrorist attacks and other attacks or acts of war could affect our carrier customers. We are unable to predict the effect on us of such changes. However, given the materiality of other common carrier revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

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

Our long-distance service faces significant competition from AT&T Alascom ("Alascom"), ACS, Matanuska Telephone Association ("MTA"), long-distance resellers, and certain smaller rural local telephone companies that have entered the long-distance market. We believe our approach to developing, pricing, and providing long-distance services and bundling different services will continue to allow us to be competitive in providing those services.

Local Access
We generate local access services revenues from five primary sources: (1) basic dial tone services; (2) data network and special access services; (3) Universal Service Administrative Company ("USAC") support; (4) origination and termination of long-distance calls for other common carriers; and (5) features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges.

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

We estimate that our March 31, 2009 and 2008 total lines in service represent a statewide market share of 34% and 29%, respectively. At March 31, 2009 and 2008, 71% and 58%, respectively, of our lines, including the lines of UUI at March 31, 2009, are provided on our own facilities.

Our local access service faces significant competition in Anchorage, Fairbanks, and Juneau from ACS, which is the largest incumbent local exchange carrier ("ILEC") in Alaska. In the Matanuska-Susitna Valley our local access service faces competition from MTA, the ILEC in this area.  In the Kenai-Soldotna area our local access service faces competition from ACS, the ILEC in this area.  We compete against other smaller ILECs in certain smaller communities.  We believe our approach to developing, pricing, and providing local access services and bundling different services will allow us to be competitive in providing those services.

UUI and its subsidiary, United-KUC, Inc. ("United-KUC"), which were acquired by us effective June 1, 2008, are ILECs and therefore are subject to regulation by the Regulatory Commission of Alaska (“RCA”).  UUI and United-KUC do not face significant competition although we expect technological changes and wireless substitutions will affect their results.

We plan to continue to deploy digital local phone service ("DLPS") lines which utilize our coaxial cable facilities. This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.

On May 1, 2008, the Federal Communications Commission ("FCC") issued an order adopting the recommendation of the Joint Board to impose a state-by-state interim cap on high cost funds to be distributed to competitive Eligible Telecommunications Carriers ("ETC").  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions were provided some relief.  On March 5, 2009, the FCC issued an additional order waiving a previously adopted limitation to the exception, the result of which is to provide uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions during the time the interim cap is in effect.  The uncapped support for tribal lands or Alaska Native regions and the cap for all other regions will be in place until the FCC takes action on proposals for long term reform.

The Joint Board has recommended for FCC consideration long-term options for reforming Universal Service Fund ("USF") support, including establishing separate funds for mobility and broadband support.  Separately, the FCC has issued two reform proposals for changing the basis for support amounts.  On April 8, 2009, the FCC issued a Notice of Inquiry to review aspects of its high cost support program.  Comments are due on May 8, 2009, and replies are due on June 8, 2009.  We cannot predict at this time the outcome of the FCC proceedings to consider USF reform proposals or their respective impacts on us.  Both these and any future regulatory, legislative, or judicial actions could affect the operation of the USF and result in a change in our revenue for providing local access services in new and existing markets and facilities-based wireless services in new markets.

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

Our cable systems serve 40 communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau.  We transmit an entirely digital signal for all cable television channels in all markets we serve.

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

Data Services and Products
Internet
We generate Internet services revenues from four primary sources: (1) access product services, including cable modem, dial-up, and dedicated access; (2) network management services; (3) wholesale access for other common carriers; and (4) usage charges.

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

Data Networks
We generate data network services revenue from two primary sources: (1) leasing capacity on our facilities that utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location and (2) through the sale of Internet Protocol ("IP") based data services on a secured shared network to businesses linking multiple enterprise locations. The factor that has the greatest impact on year-to-year changes in data network services revenues is the number of data networks in use. We compete against Alascom, ACS and other local telecommunication service providers.

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

Wireless Services and Products
We generate wireless services and equipment revenues from five primary sources: (1) monthly plan fees; (2) usage and roaming charges; (3) USAC support; (4) wireless Internet access; and (5) handset and accessory sales.

We offer wireless services by selling services over our own facilities and, primarily in 2008, reselling AT&T Mobility's services under the GCI brand name and by selling services over our own facilities under the Alaska DigiTel and Alaska Wireless brand names. We compete against AT&T Mobility, ACS, MTA, and resellers of those services in Anchorage and other markets.  The GCI and Alaska DigiTel brands compete against each other.

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

For a discussion of the FCC's action on proposals for long term reform of USF support, please see Part I – Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Voice Services and Products – Local Access.

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage Change [1]
	Three Months Ended		2009
	March 31,		vs.
(Unaudited)	2009	2008	2008
Statements of Operations Data:
Revenues:
Consumer segment	47.6%	45.6%	15.2%
Network Access segment	22.3%	29.1%	(15.3%)
Commercial segment	18.8%	19.7%	5.3%
Managed Broadband segment	7.1%	5.6%	41.0%
Regulated Operations segment	4.2%	0.0%	NM
Total revenues	100.0%	100.0%	10.4%
Selling, general and administrative expenses	38.1%	34.5%	21.9%
Depreciation and amortization expense	20.7%	20.2%	12.8%
Operating income	9.1%	7.2%	39.1%
Other expense, net	8.5%	6.6%	43.2%
Income before income taxes	0.6%	0.7%	(1.6%)
Net income (loss)	0.2%	(0.4%)	165.6%
Net income attributable to GCI	0.2%	0.3%	(18.8%)
________________________________
1  Percentage change in underlying data.

NM – Not meaningful.
________________________________

Three Months Ended March 31, 2009 (“2009”) Compared to Three Months Ended March 31, 2008 (“2008”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 10.4% from $134.7 million in 2008 to $148.7 million in 2009.  Revenue increases in our Consumer, Commercial, Managed Broadband and Regulated Operations segments were partially off-set by decreased revenue in our Network Access segment.  See the discussion below for more information by segment.

Total Cost of Goods Sold decreased 6.7% from $51.3 million in 2008 to $47.9 million in 2009. Cost of Goods Sold decreases in our Consumer, Commercial and Network Access segments were partially off-set by increases in our Managed Broadband and Regulated Operations segments.  See the discussion below for more information by segment.

Consumer Segment Overview

Consumer segment revenue represented 47.6% of 2009 consolidated revenues. The components of Consumer segment revenue are as follow (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$13,915	11,844	17.5%
Video	27,370	25,647	6.7%
Data	11,762	10,096	16.5%
Wireless	17,672	13,796	28.1%
Total Consumer segment revenue	$70,719	61,383	15.2%

Consumer segment Cost of Goods Sold represented 48.9% of 2009 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	2009	2008	Percentage Change
Voice	$3,717	5,052	(26.4%)
Video	11,322	9,930	14.0%
Data	1,114	1,826	(39.0%)
Wireless	7,250	7,893	(8.2%)
Total Consumer segment Cost of Goods Sold	$23,403	24,701	(5.3%)

Consumer segment adjusted EBITDA, representing 40.4% of 2009 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Consumer segment adjusted EBITDA	$18,778	12,254	53.2%

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	March 31,		Percentage
	2009	2008	Change
Voice:
Long-distance subscribers[1]	88,700	90,400	(1.9%)
Long-distance minutes carried (in millions)	29.6	33.7	(12.2%)
Total local access lines in service[2]	81,400	76,800	6.0%
Local access lines in service on GCI facilities[2]	69,900	55,500	26.0%

Video:
Basic subscribers[3]	130,000	130,700	(0.5%)
Digital programming tier subscribers[4]	76,100	68,100	11.8%
HD/DVR converter boxes[5]	72,100	55,400	30.1%
Homes passed	229,700	225,700	1.8%
Average monthly gross revenue per subscriber[6]	$69.50	$66.09	5.2%

Data:
Cable modem subscribers[7]	94,300	90,900	3.7%

Wireless:
Wireless lines in service[8]	97,100	73,000	33.0%

Average monthly gross revenue per subscriber[9]	$58.63	$59.25	(1.1%)

1 A long-distance customer is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.
2 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.
3 A basic cable subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased. On January 1, 2009, our Consumer segment transferred 2,900 basic cable subscribers to our Commercial segment.
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
[6] Year-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and end of the period.
7 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Cable modem subscribers may also be video basic subscribers though basic cable service is not required to receive cable modem service. On January 1, 2009, our Consumer segment transferred 1,400 cable modem subscribers to our Commercial segment.
8 A wireless line in service is defined as a revenue generating wireless device.
[9] Year-to-date average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and end of the period.

Consumer Segment Revenues
The increase in voice revenue is primarily due to a $2.0 million or 165% increase in recognized support from the USAC primarily due to increased local subscribers and the FCC order issued in March 2009, the result of which provides uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions retroactive to August 2008.  The issuance of this order allowed us to recognize $674,000 in additional USAC support from August 2008 to December 2008 in 2009.  The increase was partially offset by decreased long-distance billable minutes carried and long-distance subscribers.

The increase in video revenue is primarily due to the following:

•	A 5.0% increase in programming services revenue to $21.7 million in 2009 primarily resulting from an increase in digital programming tier subscribers in 2009, and
•	A 16.0% increase in equipment rental revenue to $5.3 million in 2009 primarily resulting from our customers’ increased use of our HD/DVR converter boxes.

The increase in data revenue is primarily due to a 17.6% increase in cable modem revenue to $10.1 million due to increased subscribers and their selection of more value-added features.

The increase in wireless revenue is primarily due to an increase in the number of wireless subscribers and a $1.7 million or 37.5% increase in recognized support from the USAC primarily due to increased wireless subscribers and the FCC order issued in March 2009, the result of which provides uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions retroactive to August 2008.  The issuance of this order allowed us to recognize $810,000 in additional USAC support from August 2008 to December 2008 in 2009.

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

The decrease in data Cost of Goods Sold is primarily due to the transition of traffic to our own facilities from leased facilities.

The decrease in wireless Cost of Goods Sold is primarily due to decreased costs due to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility as described in "Part I – Item II – Management's Discussion and Analysis of Financial Condition and Results of Operations – Voice Services and Products – Long Distance."  The decrease was partially off-set by costs associated with the increased number of wireless subscribers.

Consumer Segment Adjusted EBITDA
The increase in adjusted EBITDA is primarily due to increased margin resulting from increased revenue and decreased Cost of Goods Sold as described above in "Consumer Segment Revenues" and “Consumer Segment Cost of Goods Sold,” respectively.  The increased margin was partially offset by an increase in the selling, general and administrative expense that was allocated to our Consumer segment primarily due to an increase in the 2008 segment margin upon which the allocation is based.

Network Access Segment Overview
Network access segment revenue represented 22.3% of 2009 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$14,334	21,942	(34.7%)
Data	17,954	16,839	6.6%
Wireless	911	393	131.8%
Total Network Access segment revenue	$33,199	39,174	(15.3%)

Network Access segment Cost of Goods Sold represented 14.0% of 2009 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$4,077	7,308	(44.2%)
Data	2,486	2,726	(8.8%)
Wireless	121	221	(45.3%)
Total Network Access segment Cost of Goods Sold	$6,684	10,255	(34.8%)

Network Access segment adjusted EBITDA, representing 36.4% of 2008 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Network Access segment adjusted EBITDA	$16,919	20,137	(16.0%)

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Network Access segment follow:

	March 31,		Percentage
	2009	2008	Change
Voice:
Long-distance minutes carried (in millions)	200.4	314.6	(36.3%)

Data:
Total Internet service provider access lines in service[1]	1,700	2,600	(34.6%)

1 An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues
The decrease in voice revenue is primarily due to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility as described in "Part I – Item II – Management's Discussion and Analysis of Financial Condition and Results of Operations – Voice Services and Products – Long Distance."  The voice revenue decrease also resulted from a decrease in our average rate per minute on billable minutes carried for our common carrier customers and the transition of voice traffic to dedicated networks.  The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% rate decrease mandated by federal law.

The increase in data revenue is primarily due to an increase in circuits sold and other common carriers moving switched voice services to data networks.

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to decreased long-distance minutes carried.

Network Access Segment Adjusted EBITDA
The adjusted EBITDA decrease is primarily due to decreased margin resulting from decreased revenue as described above in "Network Access Segment Revenues" and a decrease in the selling, general and administrative expense that was allocated to our Network Access segment primarily due to a decrease in the 2008 segment margin upon which the allocation is based.  The adjusted EBITDA decrease is partially off-set by decreased Cost of Goods Sold as described above in “Network Access Segment Cost of Goods Sold.”

Commercial Segment Overview
Commercial segment revenue represented 18.8% of 2009 consolidated revenues. Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.  The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$7,984	7,214	10.7%
Video	2,050	1,820	12.6%
Data	16,515	16,209	1.9%
Wireless	1,443	1,348	7.1%
Total Commercial segment revenue	$27,992	26,591	5.3%

Commercial segment Cost of Goods Sold represented 27.9% of 2009 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	2009	2008	Percentage Change
Voice	$4,569	4,929	(7.3%)
Video	497	388	28.1%
Data	7,565	7,580	(0.2%)
Wireless	724	1,174	(38.3%)
Total Commercial segment Cost of Goods Sold	$13,355	14,071	(5.1%)

Commercial segment adjusted EBITDA, representing 11.4% of 2009 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Commercial segment adjusted EBITDA	$5,301	4,325	22.6%

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Commercial segment follow:

	March 31,		Percentage
	2009	2008	Change
Voice:
Long-distance subscribers[1]	9,700	10,400	(6.7%)
Total local access lines in service[2]	46,900	43,500	7.8%
Local access lines in service on GCI facilities [2]	18,000	13,400	34.3%
Long-distance minutes carried (in millions)	32.2	32.8	(2.0%)

Data:
Cable modem subscribers[3]	10,200	8,800	15.9%

Wireless:
Wireless lines in service[4]	8,000	7,200	11.1%

1  A long-distance customer is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.
2  A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.
3  A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. On January 1, 2009, our Consumer segment transferred 1,400 cable modem subscribers to our Commercial segment.
 4  A wireless line in service is defined as a revenue generating wireless device.

Commercial Segment Revenues
The increase in voice revenue is primarily due to increased local access lines in service and a $614,000 or 228.3% increase in recognized support from the USAC primarily due to increased local subscribers and the FCC order issued in March 2009, the result of which provides uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions retroactive to August 2008.  The issuance of this order allowed us to recognize $386,000 in additional USAC support from August 2008 to December 2008 in 2009.  The increase in voice revenue was partially off-set by decreased long-distance subscribers and decreased voice minutes carried.

Commercial Segment Adjusted EBITDA
The adjusted EBITDA increase was primarily due to increased margin resulting from increased revenue as described above in "Commercial Segment Revenues" and decreased Cost of Goods Sold as described above in “Commercial Segment Cost of Goods Sold.” The increased margin was partially offset by an increase in the selling, general and administrative expense that was allocated to our Commercial segment primarily due to an increase in the 2008 segment margin upon which the allocation is based.

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and adjusted EBITDA represented 7.1%, 5.6% and 8.4% of 2009 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 41.0% to $10.6 million in 2009 as compared to 2008. The increase is primarily due to increased circuits purchased by our Rural Health and SchoolAccess® customers and revenue totaling $2.5 million from our acquisition of Unicom effective June 1, 2008.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased 17.7% to $2.7 million primarily due to costs associated with the increased revenue and $188,000 in additional costs from our acquisition of Unicom effective June 1, 2008.

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment adjusted EBITDA increased 58.2% to $3.9 million in 2009 primarily due to an increase in the margin resulting from increased revenue as described above in "Managed Broadband Segment Revenues."

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Regulated Operations Segment Overview
Regulated Operations segment revenue represented 4.2% of 2009 consolidated revenues, Cost of Goods Sold represented 3.6% of 2009 consolidated Cost of Goods Sold and adjusted EBITDA represented 3.3% of 2009 consolidated adjusted EBITDA. The Regulated Operations segment includes voice, data and wireless services.

Selected key performance indicators for our Regulated Operations segment follow:

	March 31,		Percentage
	2009	2008	Change
Voice:
Long-distance subscribers[1]	844	NA	NA
Long-distance minutes carried (in thousands)	332	NA	NA
Total local access lines in service (all on GCI facilities)[2]	11,900	NA	NA

1 A long-distance subscriber is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.
2 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.
NA – Not Applicable

Regulated Operations Segment Revenues
We completed our acquisition of UUI effective June 1, 2008.  In connection with this acquisition, we recognized revenues of $6.2 million from the acquired operations during 2009.

Regulated Operations Segment Cost of Goods Sold
In connection with our acquisition of UUI we recognized Cost of Goods Sold of $1.7 million during 2009.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment adjusted EBITDA was $1.5 million in 2009.

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 21.9% to $56.6 million in 2009 primarily due to the following:

•	A $3.6 million increase in labor costs,
•	$2.9 million in additional expense resulting from our June 1, 2008, acquisition of UUI and Unicom,
•	$748,000 in additional expense incurred in 2009 for the conversion of our customers' wireless phones to our facilities, and
•	A $508,000 increase in our company-wide success sharing bonus accrual in 2009.

As a percentage of total revenues, selling, general and administrative expenses increased to 38.1% in 2009 from 34.5% in 2008, primarily due to the increases described above without a proportional increase in revenues.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 12.8% to $30.7 million in 2009. The increase is primarily due to our $322.3 million investment in equipment and facilities placed into service during 2008 for which a full year of depreciation will be recorded in 2009 and the $33.5 million investment in equipment and facilities placed into service during the first quarter of 2009 for which a partial year of depreciation will be recorded in 2009.

Other Expense, Net
Other expense, net of other income, increased 43.2% to $12.6 million in 2009 primarily due to a $3.7 million increase in interest expense to $12.6 million in 2009 due to the following:

•
A $1.4 million increase in interest expense on our Senior Credit Facility to $4.0 million resulting from additional debt from the Additional Incremental Term Loan agreement beginning in May 2008 and the increased interest rate on our Senior Credit Facility beginning in May 2008,

•	$1.7 million in additional interest expense resulting from the Galaxy 18 capital lease commencing in May 2008, and
•	$366,000 of additional interest expense as a result of our acquisition of UUI in June 2008.

Income Tax Expense
Income tax expense totaled $519,000 and $1.4 million in 2009 and 2008, respectively. Our effective income tax rate decreased from 76.6% in 2008 to 59.5% in 2009 primarily due to a decrease in the permanent differences as compared to our net income before income tax expense in 2009 as compared to 2008.

At March 31, 2009, we have (1) tax net operating loss carryforwards of $171.3 million that will begin expiring in 2011 if not utilized, and (2) alternative minimum tax credit carryforwards of $3.1 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $70.2 million associated with income tax net operating losses that were generated from 1995 to 2009, and that expire from 2011 to 2029, and with charitable contributions that were converted to net operating losses in 2004 through 2007, and that expire in 2024 through 2027, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income. The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.

We estimate that our effective annual income tax rate for financial statement purposes will be 60% to 62% in the year ended December 31, 2009.

Multiple System Operator Operating Statistics
Our operating statistics include capital expenditures and customer information from our Consumer and Commercial segments which offer services utilizing our cable services’ facilities.

Our capital expenditures, including non-cash additions, by standard reporting category for the three months ended March 31, 2009 and 2008 follows (amounts in thousands):

	2009	2008
Line extensions	$1,166	10,320
Customer premise equipment	4,453	6,043
Scalable infrastructure	113	1,209
Upgrade/rebuild	274	356
Commercial	1,207	232
Support capital	133	30
Sub-total	7,346	18,190
Remaining reportable segments capital expenditures	17,007	34,862
	$24,353	53,052

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable service facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At March 31, 2009 and 2008 we had 132,400 and 129,400 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At March 31, 2009 and 2008 we had 330,400 and 306,900 revenue generating units, respectively.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2009 and 2008, are summarized as follows:

	2009	2008
Operating activities	$32,002	35,524
Investing activities	(32,994)	(50,830)
Financing activities	(3,402)	19,397
Net increase (decrease) in cash and cash equivalents	$(4,394)	4,091

Operating Activities
The decrease in cash flows provided by operating activities is due primarily to cash paid to reduce accounts payable and accrued payroll liabilities that was partially offset by an increase in depreciation and amortization expense for 2009 compared to 2008.

Investing Activities
The decrease in cash flows used for investing activities is due primarily to a decrease in spending for property and equipment, including construction in progress in 2009.

Capital Expenditures
Our expenditures for property and equipment, including construction in progress, totaled $24.4 million and $53.1 million during the three months ended March 31, 2009 and 2008, respectively. The 2009 expenditures do not include $8.2 million for additions of property and equipment that had been accrued in prior periods and paid for during the three months ended March 31, 2009.  The 2008 expenditures include non-cash additions of $3.4 million for property and equipment that are accrued in accounts payable as of March 31, 2008.  Our capital expenditures requirements in excess of approximately $25.0 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2009 expenditures for property and equipment for our core operations, including construction in progress to total $115.0 million to $120.0 million, depending on available opportunities and the amount of cash flow we generate during 2009.

Financing Activities
The decrease in cash flows provided by financing activities is due primarily to the absence of any borrowing in 2009 on our Senior Credit Facility.

Senior Notes and Senior Credit Facility
At March 31, 2009, we were in compliance with all our Senior Notes and Senior Credit Facility loan covenants.

Working Capital
Working capital totaled $49.4 million at March 31, 2009, a $6.4 million increase as compared to $42.9 million at December 31, 2008.

The long-distance, local access, cable, Internet and wireless services industries continue to experience substantial competition, regulatory uncertainty, and continuing technological changes.  Our future results of operations will be affected by our ability to react to changes in the competitive and regulatory environment and by our ability to fund and implement new or enhanced technologies.  We are unable to determine how competition, economic conditions, and regulatory and technological changes will affect our ability to obtain additional financing under acceptable terms and conditions.  A complete discussion of our liquidity and capital resources can be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our December 31, 2008 annual report on Form 10-K.

Critical Accounting Policies

Our accounting and reporting policies comply with US GAAP. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of our financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with our Audit Committee.

Those policies considered to be critical accounting policies for the three months ended March 31, 2009 are the allowance for doubtful accounts, impairment and useful lives of intangible assets, accruals for unbilled costs, and the valuation allowance for net operating loss deferred tax assets.  A complete discussion of our critical accounting policies can be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our December 31, 2008 annual report on Form 10-K.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, share-based expense, and financial instruments require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these and other matters are among topics currently under reexamination by accounting standards setters and regulators. No specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, although outcomes cannot be predicted with confidence. A complete discussion of our significant accounting policies can be found in note 1 included in Part II of our December 31, 2008 annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We do not hold derivatives for trading purposes.

Our Senior Credit Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at LIBOR plus 4.25% or less depending upon our Total Leverage Ratio (as defined). Should the LIBOR rate change, our interest expense will increase or decrease accordingly. In July 2008, we entered into an interest rate cap agreement with a two year term to limit the LIBOR rate on $180.0 million of variable interest rate debt to 4.5%.  The agreement is being accounted for as a derivative under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities."  As of March 31, 2009, we have borrowed $359.3 million subject to interest rate risk. On this amount, each 1% increase in the LIBOR interest rate would result in $3.6 million of additional gross interest cost on an annualized basis.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined below) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation and as described below under “Changes in Internal Control over Financial Reporting” (Item 4(b)), we identified material weaknesses in our "internal control over financial reporting" (as defined in Item 4(b) below).  Because of these material weaknesses, which are in the process of being remediated as described below under “Changes in Internal Control over Financial Reporting” (Item 4(b)), our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2009, which is the end of the period covered by this report.

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

(b) Changes in Internal Control over Financial Reporting

Our entity-level control related to the selection and application of accounting policies in accordance with GAAP was not designed to include policies and procedures to periodically review our accounting policies to ensure ongoing GAAP compliance. This led to ineffective procedures for recording depreciation expense which caused material errors in interim financial reporting which were corrected through the restatement of our 2007 interim financial information.  Although we began to remediate this material weakness in June 2008, by expanding our accounting policy documentation we have not had sufficient time to fully implement the control changes necessary to ensure that a misstatement of interim or annual financial reporting does not occur. We continued to work towards remediation of this deficiency during the first quarter of 2009 and will continue to remediate this deficiency during the remainder of 2009 by implementing policies and procedures to periodically review our accounting policies to ensure ongoing GAAP compliance.

The internal control over financial reporting at Alaska DigiTel did not include i) activities adequate to timely identify changes in financial reporting risks, ii) activities adequate to monitor the continued effectiveness of controls, and iii) staff with adequate technical expertise to ensure that policies and procedures necessary for reliable interim and annual financial statements were selected and applied. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon their approval of our initial acquisition completed in January 2007. These control deficiencies in our Alaska DigiTel business represented material weaknesses in our internal control over financial reporting and led to the failure to timely identify and respond to triggering events which necessitated a change in useful life of depreciable assets to ensure reporting in accordance with GAAP. These material weaknesses led to errors in our interim financial reporting which were corrected through the restatement of our interim financial information for the March 31 and June 30, 2008 quarterly periods. We made progress towards remediation with the acquisition of the Alaska DigiTel minority interest on August 18, 2008, which gave us 100% ownership and control over this subsidiary.  During the fourth quarter of 2008 we made progress towards integrating Alaska DigiTel into our financial reporting process by replacing the accounting management with GCI accounting management.  During the first quarter of 2009 we integrated Alaska DigiTel’s general ledger into our general ledger system.  We will continue to integrate Alaska DigiTel’s accounting processes into our internal control over financial reporting during the remainder of 2009.  Additionally, Alaska DigiTel will become subject to the improvements we anticipate due to the fourth quarter of 2008 expansion of our accounting policy documentation and the 2009 implementation of a procedure to periodically review our accounting policies to ensure ongoing GAAP compliance.  Although we have taken the steps noted above to remediate this material weakness, we have not had sufficient time to fully implement the control changes necessary to ensure that a misstatement of interim or annual financial reporting does not occur.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1. Legal Proceedings

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

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	May 11, 2009
Ronald A. Duncan	(Principal Executive Officer)

/s/ John M. Lowber	Senior Vice President, Chief Financial	May 11, 2009
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	May 11, 2009
Lynda L. Tarbath	Officer (Principal Accounting Officer)