Form 10-Q
period 2009-06-30
GENERAL COMMUNICATION INC
filed 2009-08-07
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Not Applicable
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

The number of shares outstanding of the registrant's classes of common stock as of July 31, 2009 was:

49,938,000 shares of Class A common stock; and
3,191,000 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)	June 30,	December 31,
ASSETS	2009	2008

Current assets:
Cash and cash equivalents	$27,431	29,904

Receivables	120,128	113,136
Less allowance for doubtful receivables	4,261	2,582
Net receivables	115,867	110,554

Inventories	8,688	7,085
Deferred income taxes	7,034	7,843
Prepaid expenses	6,228	5,960
Investment securities	883	1,563
Other current assets	4,756	647
Total current assets	170,887	163,556

Property and equipment in service, net of depreciation	806,020	793,051
Construction in progress	36,746	54,098
Net property and equipment	842,766	847,149

Cable certificates	191,565	191,565
Goodwill	68,586	66,868
Wireless licenses	25,967	25,967
Other intangible assets, net of amortization	20,568	22,976
Deferred loan and senior notes costs, net of amortization	5,903	6,496
Other assets	21,633	10,724
Total other assets	334,222	324,596
Total assets	$1,347,875	1,335,301

See accompanying notes to interim consolidated financial statements.

                                                                                                                                                                                                                                                                                        (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)

(Amounts in thousands)	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2009	2008

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$13,088	12,857
Accounts payable	32,371	40,497
Deferred revenue	21,866	22,095
Accrued payroll and payroll related obligations	19,911	22,632
Accrued liabilities	10,872	11,043
Accrued interest	9,616	10,224
Subscriber deposits	1,368	1,262
Total current liabilities	109,092	120,610

Long-term debt	724,200	708,406
Obligations under capital leases, excluding current maturities	91,698	94,029
Obligation under capital lease due to related party, excluding current maturity	1,872	1,868
Deferred income taxes	88,642	86,187
Long-term deferred revenue	50,785	49,998
Other liabilities	15,856	15,288
Total liabilities	1,082,145	1,076,386

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 49,976 and 50,062 shares at June 30, 2009 and December 31, 2008, respectively; outstanding 49,702 and 49,593 shares at June 30, 2009 and December 31, 2008, respectively	150,883	151,262
Class B. Authorized 10,000 shares; issued 3,192 and 3,203 shares at June 30, 2009 and December 31, 2008, respectively; outstanding 3,192 and 3,201 shares at June 30, 2009 and December 31, 2008, respectively; convertible on a share-per-share basis into Class A common stock	2,689	2,706
Less cost of 274 and 469 Class A and Class B common shares held in treasury at June 30, 2009 and December 31, 2008, respectively	(2,369)	(2,462)
Paid-in capital	30,474	27,233
Retained earnings	84,053	80,176
Total stockholders’ equity	265,730	258,915
Total liabilities and stockholders’ equity	$1,347,875	1,335,301

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2009	2008	2009	2008
Revenues	$148,796	142,461	297,485	277,135

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	47,348	52,448	95,205	103,759
Selling, general and administrative expenses	51,719	48,260	108,305	94,666
Depreciation and amortization expense	31,170	27,708	61,904	54,951
Operating income	18,559	14,045	32,071	23,759

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(13,273)	(11,778)	(25,920)	(20,686)
Interest income	11	402	19	483
Other expense, net	(13,262)	(11,376)	(25,901)	(20,203)
Income before income tax expense	5,297	2,669	6,170	3,556
Income tax expense	2,733	1,783	3,252	3,210

Net income	2,564	886	2,918	346

Net income attributable to the non-controlling interest	---	946	---	1,922

Net income attributable to General Communication, Inc.	$2,564	1,832	2,918	2,268

Basic net income per common share	$0.05	0.04	0.06	0.04

Diluted net income per common share	$0.05	0.03	0.05	0.04

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

(Amounts in thousands)	2009	2008
Cash flows from operating activities:
Net income	$2,918	346
Adjustments to reconcile net income to net cash provided by operating activities (net of effects of acquisition):
Depreciation and amortization expense	61,904	54,951
Deferred income tax expense	3,252	2,470
Share-based compensation expense	3,229	2,853
Other noncash income and expense items	3,862	4,064
Change in operating assets and liabilities, net of effect of acquisition	(32,418)	43,973
Net cash provided by operating activities	42,747	108,657

Cash flows from investing activities:
Purchases of property and equipment	(57,269)	(113,491)
Proceeds from sale of marketable securities	613	800
Purchase of marketable securities	(225)	---
Purchase of business, net of cash received	(108)	(40,161)
Purchases of other assets and intangible assets	(2,066)	(2,325)
Net cash used in investing activities	(59,055)	(155,177)

Cash flows from financing activities:
Borrowing on Senior Credit Facility	20,000	132,100
Repayment of debt and capital lease obligations	(6,330)	(1,999)
Proceeds from common stock issuance	399	106
Issuance of long-term debt	---	614
Payment of debt issuance costs	---	(1,626)
Other	(234)	(46)
Net cash provided by financing activities	13,835	129,149
Net increase (decrease) in cash and cash equivalents	(2,473)	82,629
Cash and cash equivalents at beginning of period	29,904	13,074

Cash and cash equivalents at end of period	$27,431	95,703

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

The accompanying unaudited interim consolidated financial statements include the accounts of General Communication, Inc. (“GCI”) and its subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2009 as part of our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

The consolidated financial statements include the consolidated accounts of GCI and its wholly-owned subsidiaries, as well as a variable interest entity in which we were the primary beneficiary as defined by Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46R, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51” through August 17, 2008.  All significant intercompany transactions between non-regulated affiliates of our company are eliminated.  Statement of Financial Accounting Standard ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" requires intercompany revenue and expenses generated between regulated and non-regulated affiliates of the company not be eliminated on consolidation.  Intercompany revenue and expenses with affiliates not subject to SFAS No. 71 have been eliminated.

(c)	Recently Issued Accounting Pronouncements
On June 29, 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 168

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

establishes the FASB Accounting Standards CodificationTM (“Codification”) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will impact our financial statement disclosures beginning with the quarter ending September 30, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

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

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 changed the accounting and reporting for minority interests, which were recharacterized as non-controlling interests and classified as a component of equity. In addition, SFAS No. 160 requires companies to report a net income (loss) measure that includes the amounts attributable to such non-controlling interests. We adopted SFAS No. 160 effective January 1, 2009, and it will be applied prospectively to any non-controlling interests that we may acquire in the future. However, the presentation and disclosure requirements of SFAS 160 were applied retrospectively for all periods presented; as a result, our income statement for the three and six months ended June 30, 2008 was recast to reflect the adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No.161 applies to the disclosure requirements for all derivative instruments and hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities and its related interpretations.” This statement amends and expands the disclosure requirements of SFAS No. 133, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about the credit risk related contingent features in derivative agreements.  We have adopted SFAS No. 161 effective January 1, 2009, and have expanded our disclosures as required by SFAS No. 161. See note 1(l) regarding adoption of this statement.

On January 1, 2009, we fully adopted SFAS No. 157 “Fair Value Measurements,” to include all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The full adoption of SFAS No. 157 did not have any effect on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP No. 142-3 applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 became effective on January 1, 2009.  The adoption of FSP No. 142-3 effective January 1, 2009, did not have any effect on our consolidated financial statements.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Investments Granted in Share-Based Payment Transactions are Participating Securities.”  FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” and include such securities in the computation of earnings per share pursuant to the two-class method as described in SFAS No. 128, “Earnings Per Share.” FSP EITF No. 03-6-1 became effective on January 1, 2009 and required all prior period earnings per share data presented to be adjusted retroactively. The adoption of FSP EITF No. 03-6-1 effective January 1, 2009, did not have a material effect on our computation of earnings per share.  See note 1(h) regarding adoption of this statement.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP No.157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP No. 157-3 did not have any effect on our consolidated financial statements.

In March 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require entities to disclose the fair value of all financial instruments within the scope of SFAS No. 107 in all interim financial statements. FSP FAS No. 107-1 also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments. Previously, these disclosures were required only in annual financial statements. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009. In periods after initial adoption, FSP FAS No. 107-1 requires comparative disclosures only for periods ending subsequent to initial adoption. The adoption of FSP FAS No. 107-1 did not have any effect on our consolidated financial statements.  See note 4 regarding adoption of this statement.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. We have adopted this guidance in making our fair value measurements as of June 30, 2009, and it did not have a significant impact on those measurements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No.165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Specifically, SFAS No. 165 provides that the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No.165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS No.165 did not have any effect on our consolidated financial statements.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

(e)	Acquisitions

Effective June 1, 2008, we acquired 100% of the outstanding stock of United Utilities, Inc. ("UUI") and Unicom, Inc. (“Unicom”).  Effective July 1, 2008, we acquired 100% of the ownership interests of Alaska Wireless, LLC ("Alaska Wireless").  On August 18, 2008, we acquired 18.1% of the equity interest and voting control of Alaska DigiTel, LLC ("Alaska DigiTel") giving us 100% ownership interest in this entity.

Assuming we had completed all of our acquisitions on January 1, 2008, our revenues, net income attributable to GCI and basic and diluted earnings per common share ("EPS") for the three and six months ended June  30, 2008 would have been as follows (amounts in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2008	2008
Pro forma consolidated revenue	$146,824	288,185
Pro forma net income attributable to GCI	$1,944	2,651

EPS:
Basic – pro forma	$0.04	0.05
Diluted – pro forma	$0.04	0.04

(f)	Regulatory Accounting and Regulation

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

(g)	Revenue Recognition

As an Eligible Telecommuncations Carrier ("ETC"), we receive subsidies from the Universal Service Fund ("USF") to support the provision of local access service in high-cost areas.  On May 1, 2008, the Federal Communications Commission ("FCC") issued an order adopting the recommendation of the Federal State Joint Board on Universal Service ("Joint Board") to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions were provided some relief.  On March 5, 2009, the FCC issued an additional order waiving a previously adopted limitation to the exception, the result of which is to provide uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions and the cap for all other regions will be in place until the FCC takes action on proposals for long time reform.  In the first quarter 2009, we recognized $1.9 million of voice and wireless revenue from the Universal Service Administrative Company ("USAC") related to services provided from August 2009 to December 2008 due to the March 2009 FCC order that provides uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions retroactive to August 2008.  On April 8, 2009, the FCC issued a Notice of Inquiry to review aspects of its high cost support program.  Comments were filed on May 8, 2009, and replies were filed on June 8, 2009.  We cannot predict at this time the outcome of this proceeding or its affect on high cost support available to us.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

In the second quarter 2009, we recognized $3.1 million of wireless revenue from the USAC for interstate common line support for a new local access area for which we received ETC status in May 2009 of which $690,000 and $1.7 million were related to first quarter 2009 and the year ended December 31, 2008, respectively.  Collectability was not reasonably assured until we were awarded ETC status, therefore, we deferred revenue recognition until such status was confirmed.

(h)	Earnings per Common Share

We compute net income per share of Class A and Class B common stock in accordance with SFAS No. 128, “Earnings per Share” using the two class method.  Under the provisions of SFAS No.128, basic net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  The computation of the dilutive net income per share of Class A common stock assumes the conversion of Class B common stock to Class A common stock, while the dilutive net income per share of Class B common stock does not assume the conversion of those shares.

In accordance with EITF No. 03-06, “Participating Securities and the Two Class Method under FASB No. 128,” the undistributed earnings for each year are allocated based on the contractual participation rights of Class A and Class B common shares as if the earnings for the year had been distributed.  Considering the terms of our Articles of Incorporation which provide that, if and when dividends are declared on our common stock in accordance with Alaska corporate law, equivalent dividends shall be paid with respect to the shares of Class A common stock and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in our net assets in the event of liquidation, we have allocated undistributed earnings on a proportionate basis.

On January 1, 2009, we adopted FSP EITF No. 03-6-1.  Under the guidance of FSP EITF No. 03-6-1, EPS is calculated utilizing the “two-class” method by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding during the period. In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. Our restricted stock grants are entitled to dividends and meet the criteria of a participating security.  The adoption of FSP EITF No. 03-6-1 did not have a material impact on our calculation of earnings per share for the periods presented.

EPS and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended June 30,
	2009		2008
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings attributable to GCI	2,408	156	1,718	114

Denominator:
Weighted average common shares outstanding	49,300	3,199	49,066	3,254
Basic net income per common share	0.05	0.05	0.04	0.04

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	2,408	156	1,718	114
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	156	---	114	---
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares outstanding	---	(1)	---	(1)
Net income adjusted for allocation of undistributed earnings	2,564	155	1,832	113

Denominator:
Number of shares used in basic computation	49,300	3,199	49,066	3,254
Conversion of Class B to Class A common shares outstanding	3,199	---	3,254	---
Unexercised stock options	372	---	397	---
Unvested restricted stock awards	35	---	28	---
Number of shares used in per share computations	52,906	3,199	52,745	3,254
Diluted net income per common share	0.05	0.05	0.03	0.03

	Six Months Ended June 30,
	2009		2008
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings attributable to GCI	2,740	178	2,127	141

Denominator:
Weighted average common shares outstanding	49,286	3,201	49,035	3,254
Basic net income per common share	0.06	0.06	0.04	0.04

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	2,740	178	2,127	141
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	178	---	141	---
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares outstanding	---	(17)	---	(26)
Effect of share based compensation that may be settled in cash or shares	(242)	---	(401)	---
Net income adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	2,676	161	1,867	115

Denominator:
Number of shares used in basic computation	49,286	3,201	49,035	3,254
Conversion of Class B to Class A common shares outstanding	3,201	---	3,254	---
Unexercised stock options	338	---	385	---

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial  Statements
(Unaudited)

Unvested restricted stock awards	39	---	25	---
Effect of share based compensation that may be settled in cash or shares	237	---	251	---
Number of shares used in per share computations	53,101	3,201	52,950	3,254
Diluted net income per common share	0.05	0.05	0.04	0.04

Weighted average shares associated with outstanding share awards for the three and six months ended June 30, 2009 and 2008, which have been excluded from the computations of diluted EPS, because the effect of including these share awards would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average shares associated with unexercised stock options	5,044	4,737	5,134	4,735
Weighted average shares associated with unvested restricted share awards	150	233	---	249
Effect of share-based compensation that may be settled in cash or shares	247	253	---	---

Additionally, 414,000 and 376,000 weighted average shares associated with contingent awards for the three and six months ended June 30, 2009 and 2008, respectively, were excluded from the computation of diluted EPS because the contingencies of these awards have not been met at June 30, 2009 and 2008, respectively.

(i)	Common Stock
Following are the changes in issued common stock for the six months ended June 30, 2009 and 2008 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2007	50,437	3,257
Class B shares converted to Class A	1	(1)
Shares issued under stock option plan	17	---
Shares issued under the Director Compensation Plan	20	---
Shares retired	(540)	---
Other	(5)	---
Balances at June 30, 2008	49,930	3,256

Balances at December 31, 2008	50,062	3,203
Class B shares converted to Class A	9	(9)
Shares issued under stock option plan	69	---
Share awards issued	55	---
Shares retired	(219)	(2)
Balances at June 30, 2009	49,976	3,192

We retired 219,000 and 2,000 shares of our Class A and Class B common stock, respectively, during the six months ended June 30, 2009, that were acquired to settle the minimum statutory tax-

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

withholding requirements pursuant to restricted stock award vesting and the settlement of deferred compensation.

(j)	Investment Securities

We have investment securities of $883,000 at June 30, 2009, that are classified as trading under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Our investments consist primarily of money market funds and U.S. government securities.  Trading securities are recorded at fair value with unrealized holding gains and losses included in net income.  During the six months ended June 30, 2009, the change in net unrealized holding gains/losses in the trading portfolio included in earnings was a net loss of $20,000.

(k)	Asset Retirement Obligations
Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at June 30, 2009 and 2008 (amounts in thousands):

Balance at December 31, 2007	$4,173
Liability incurred	18
Accretion expense for the six months ended June 30, 2008	124
Additions upon acquisition of UUI and Unicom	6,211
Liability settled	(40)
Balance at June 30, 2008	$10,486

Balance at December 31, 2008	$6,179
Liability incurred	377
Accretion expense for the six months ended June 30, 2009	202
Liability settled	(20)
Balance at June 30, 2009	$6,738

Our asset retirement obligations are included in Other Liabilities.

(l)	Derivatives
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. We adopted SFAS No. 161 effective January 1, 2009.

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

The following is a summary of the derivative contracts outstanding in the balance sheet at June 30, 2009 (dollar amounts in thousands):

	Number of Contracts	Notional Value	Balance Sheet Location	Fair Value
Interest rate caps	2	$180,000	Other Assets	$8

For the three and six months ended June 30, 2009, our derivative financial instruments had the following effect on our consolidated income statement:

		Amount of Gain (Loss) Recognized
Derivatives not designated as hedging instruments under SFAS No. 133:	Location of Gain (Loss) Recognized	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest rate caps	Interest expense	$7	$1

(m)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high-cost area program subsidy, share-based compensation, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, our effective tax rate, purchase price allocations, the accrual of cost of goods sold exclusive of depreciation and amortization ("Cost of Goods Sold"), and the accrual of contingencies and litigation. Actual results could differ from those estimates.

(n)	Classification of Taxes Collected from Customers

We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our income statement.  Following are certain surcharges on a gross basis in our income statement for the three and six months ended June 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Surcharges reported gross	1,067	1,062	1,983	2,012

(o)	Reclassifications
Reclassifications have been made to the 2008 financial statements to make them comparable with the 2009 presentation.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures

Change in operating assets and liabilities, net of effect of acquisition, consists of (amounts in thousands):

Six month period ended June 30,	2009	2008
(Increase) decrease in accounts receivable	$(6,948)	7,001
Decrease in prepaid expenses	64	114
Increase in inventories	(1,537)	(2,030)
(Increase) decrease in other current assets	(4,180)	89
Increase in other assets	(11,251)	---
Increase (decrease) in accounts payable	(4,341)	1,979
Increase (decrease) in deferred revenues	(325)	3,159
Decrease in accrued payroll and payroll related obligations	(2,890)	(41)
Increase (decrease) in accrued liabilities	(171)	1,314
Increase (decrease) in accrued interest	(608)	324
Increase in subscriber deposits	106	115
Increase (decrease) in long-term deferred revenue	(794)	36,893
Increase (decrease) in components of other long-term liabilities	457	(4,944)
	$(32,418)	43,973

We paid interest, exclusive of capitalized interest, totaling $25.7 million and $18.9 million during the six months ended June 30, 2009 and 2008, respectively.

We paid $0 and $478,000 for income taxes during the six months ended June 30, 2009 and 2008, respectively.  We received $911,000 and $0 in income tax refunds during the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009 and 2008, we capitalized interest of $368,000 and $2.1 million, respectively.

During the six months ended June 30, 2009 and 2008, we had $377,000 and $18,000, respectively, in non-cash additions to property and equipment for assets added when recording asset retirement obligations.

During the six months ended June 30, 2009, we applied $465,000 of a warranty receivable to offset our cash obligation relating to a capital lease.

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

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

We had $8.7 million and $13.0 million in non-cash additions to property and equipment due to unpaid purchases as of June 30, 2009 and 2008, respectively.

We retired Class A common stock in the amount of $1.2 million and $5.5 million during the six months ended June 30, 2009 and 2008, respectively.  The Class A common stock retired in the six months ended June 30, 2009, was acquired to settle the minimum statutory tax-withholding requirements pursuant to restricted stock awards vesting and the settlement of deferred compensation.

(3)	Intangible Assets
Goodwill increased $1.7 million at June 30, 2009 as compared to December 31, 2008, primarily to record an adjustment for grant deferred revenue to the UUI and Unicom purchase price allocations.

Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Amortization expense	$1,889	1,165	3,770	2,080

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2009	$7,607
2010	5,711
2011	3,640
2012	2,691
2013	1,391

For the period from January 1, 2009 to June 30, 2009, the U.S. economy has been experiencing the effects of a recession.  Should economic conditions in the State of Alaska and other indicators deteriorate such that they impact our ability to achieve levels of forecasted operating results and cash flows, should our stock price and market capitalization decline below our book value for a sustained period of time, or should other events occur indicating the carrying value of goodwill and intangible assets might be impaired , we would test our goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset's fair value.  Any future impairment charges could have a material adverse effect on our results of operations.

(4)	Financial Instruments

Fair Value of Financial Instruments

On June 30, 2009, we adopted FSP FAS No. 107-1 and APB 28-1.  Under the guidance of FSP FAS No. 107-1 and APB 28-1, FSP FAS No. 107-1 amends SFAS No. 107 and APB Opinion No. 28 to require entities to disclose the fair value of all financial instruments within the scope of SFAS No. 107 in all interim financial statements. FSP FAS No. 107-1 also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2009 the fair values of cash and cash equivalents, net receivables, current portion of notes receivable, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and estimated fair values of our financial instruments at June 30, 2009 follow (amounts in thousands):

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

	June 30, 2009
	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$830,858	776,198
Other liabilities	65,374	65,131

The following methods and assumptions were used to estimate fair values:

Current and long-term debt and capital lease obligations:  The fair value of our Senior Notes is estimated based on the quoted market price for the same issue. The fair value of our Senior Credit Facility is estimated to approximate the carrying value because these instruments are subject to variable interest rates. The fair value of the CoBank Mortgage Note Payable is valued at the discounted amount of future cash flows using our current incremental rate of borrowing on our Senior Credit Facility.  The fair value of the Rural Utilities Services Debt is valued at the discounted amount of future cash flows using a treasury rate that corresponds to the remaining term of the loan.  The fair value of our capital leases and capital lease due to related party are estimated based upon the discounted amount of future cash flows using our current incremental rate of borrowing on our Senior Credit Facility.

Other Liabilities:  Deferred compensation liabilities have no defined maturity dates therefore the fair value is the amount payable on demand as of the balance sheet date. Asset retirement obligations are recorded at their fair value and, over time, the liability is accreted to its present value each period. Lease escalation liabilities are valued at the discounted amount of future cash flows using the Senior Credit Facility interest rate at June 30, 2009. Our non-employee share-based compensation awards are reported at their fair value at each reporting period.

Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.  We have applied the provisions of SFAS No. 157 to our trading securities, the assets of our deferred compensation plan (primarily money market funds and mutual funds) and interest rate caps.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 were as follows (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Trading securities:
Money market funds	$79	$79	$	---	$	---
U.S. treasury notes	332	332		---		---

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

U.S. government securities	472	472	---		---
Deferred compensation plan assets (money market funds)	1,272	1,272	---		---
Derivative financial instruments	8	---	8		---
Total assets at fair value	$2,163	$2,155	$8	$	---

The valuation of our marketable securities, money market funds, and mutual funds are determined using quoted market prices in active markets utilizing market observable inputs. Derivative financial instruments are valued using mid-market quotations in active markets that are based on actual bid/ask quotations shown on reliable electronic information screens as of June 30, 2009.

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

The fair value of restricted stock awards is determined based on the quoted price of our common stock.  We use a Black-Scholes-Merton option pricing model to estimate the fair value of stock options issued. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option exercise activity existed among employee job categories. Therefore, for all stock options, we have categorized these awards into two groups for valuation purposes.

The weighted average grant date fair value of options granted during the six months ended June 30, 2009 and 2008 was $3.49 per share and $4.27 per share, respectively. The total fair value of options vesting during the six months ended June 30, 2009 and 2008 was $2.4 million and $2.3 million, respectively.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Financial Statements
(Unaudited)

We have recorded share-based compensation expense of $3.2 million for the six months ended June 30, 2009, which consists of $3.6 million for employee share-based compensation expense and a $411,000 decrease in the fair value of liability-classified share-based compensation.  We recorded share-based compensation expense of $2.9 million for the six months ended June 30, 2008, which consists of $3.5 million for employee share-based compensation expense and a $681,000 decrease in the fair value of liability-classified share-based compensation. Share-based compensation expense is classified as selling, general and administrative expense in our consolidated income statement.  Unrecognized share-based compensation expense was $2.0 million relating to 316,000 restricted stock awards and $7.7 million relating to 2.3 million unvested stock options as of June 30, 2009.  We expect to recognize share-based compensation expense over a weighted average period of 2.5 years for stock options and 1.3 years for restricted stock awards.

The following is a summary of our Stock Option Plan activity for the six months ended June 30, 2009:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options and restricted stock awards at December 31, 2008	7,205	$9.08

Options granted	153	$6.65
Restricted stock awards granted	32	$7.15
Options exercised	(69)	$5.76
Restricted stock awards vested	(128)	$11.23
Options forfeited and retired	(13)	$10.43
Outstanding options and restricted stock awards at June 30, 2009	7,180	$9.02

Available for grant at June 30, 2009	779

The following is a summary of activity for stock option grants that were not made pursuant to the Stock Option Plan for the six months ended June 30, 2009:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2008 and June 30, 2009	150	$6.50

Available for grant at June 30, 2009	---

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

The total intrinsic values, determined as of the date of exercise, of options exercised during the six months ended June 30, 2009 and 2008 were $96,000 and $38,000, respectively. We received $399,000 and $106,000 in cash from stock option exercises during the six months ended June 30, 2009 and 2008, respectively.

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

Managed Broadband - We offer data services to rural school districts and rural hospitals and health clinics through our SchoolAccess® and ConnectMD® initiatives and managed video conferencing.

Regulated Operations - We offer voice, data and wireless services to residential, business, governmental, and common carrier customers in areas of rural Alaska.

Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are allocated to our segments using segment margin for the years ended December 31, 2008 and 2007, respectively.  Bad debt expense for the three and six months ended June 30, 2009 and 2008 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the three and six months ended June 30, 2009 and 2008, respectively.

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

Summarized financial information for our reportable segments for the three and six months ended June 30, 2009 and 2008 follows (amounts in thousands):

Three months ended June 30,	Consumer		Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2009
Revenues:
Intersegment	$	---	156	1,482	---	52	1,690
External		73,399	31,120	26,911	10,998	6,368	148,796
Total revenues		$73,399	31,276	28,393	10,998	6,420	150,486
Adjusted EBITDA		$22,292	15,671	5,592	5,358	2,323	51,236

2008
Revenues:
Intersegment		$17	167	1,569	---	116	1,869
External		62,113	41,891	27,444	9,134	1,879	142,461
Total revenues		$62,130	42,058	29,013	9,134	1,995	144,330
Adjusted EBITDA		$13,423	21,676	5,696	3,138	359	44,292

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Six months ended June 30,	Consumer		Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2009
Revenues:
Intersegment	$	---	383	2,938	---	104	3,425
External		144,118	64,319	54,903	21,608	12,537	297,485
Total revenues		$144,118	64,702	57,841	21,608	12,641	300,910
Adjusted EBITDA		$41,070	32,590	10,893	9,276	3,855	97,684

2008
Revenues:
Intersegment		$17	468	2,918	---	116	3,519
External		123,496	81,065	54,035	16,660	1,879	277,135
Total revenues		$123,513	81,533	56,953	16,660	1,995	280,654
Adjusted EBITDA		$25,677	41,813	10,021	5,615	359	83,485

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Reportable segment revenues	$150,486	144,330	300,910	280,654
Less intersegment revenues eliminated in consolidation	1,690	1,869	3,425	3,519
Consolidated revenues	$148,796	142,461	297,485	277,135

A reconciliation of reportable segment earnings from adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Reportable segment adjusted EBITDA	$51,236	44,292	97,684	83,485
Less depreciation and amortization expense	31,170	27,708	61,904	54,951
Less share-based compensation expense	1,427	1,593	3,229	2,853
Less non-cash contribution adjustment	80	---	480	---
Less net loss attributable to non-controlling interest	---	946	---	1,922
Consolidated operating income	18,559	14,045	32,071	23,759
Less other expense, net	13,262	11,376	25,901	20,203
Consolidated income before income tax expense	$5,297	2,669	6,170	3,556

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

In the third quarter of 2008, Alaska DigiTel received a request for documents pursuant to a notification of investigation from the FCC’s Office of the Inspector General in connection with its review of Alaska DigiTel’s compliance with program rules and requirements under certain USF programs. The request covers the period beginning January 1, 2004 through August 31, 2008, and relates to amounts received by Alaska DigiTel and its affiliates during that period.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and subsequently dissolved in April 2009.  Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007.  We have been and intend to continue fully complying with this request on behalf of Alaska DigiTel and the GCI companies as affiliates.  This request has not had a material impact on our income statement, financial position or cash flows but given the preliminary nature of this request we are unable to assess the ultimate resolution of this matter.

Alaska Communications Systems (“ACS”) Access Service Pricing

On May 22, 2006, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from regulation of interstate broadband and access services. On August 20, 2007, the FCC granted in part and denied in part the requested relief, requiring that ACS comply with certain safeguards to ensure the relief granted would not result in harm to consumers or competition.  On October 22, 2008, ACS filed a petition to convert to price cap regulation the access services it provides in each of its operating areas.   The petition was granted on April 17, 2009, rescinding the forbearance relief previously granted.  While we currently cannot predict with certainty the effect of these matters on our cost of purchasing ACS services, we believe the new ACS rates will reduce the cost of switched access services provided by ACS.

Universal Service

The USF pays subsidies to ETCs to support the provision of local service in high-cost areas. Under FCC regulations, we have qualified as a competitive ETC in the Anchorage, Fairbanks, Juneau, Matanuska Telephone Association (“MTA”), Mukluk, Ketchikan, Fort Wainwright/Eielson, Interior Telephone Company, and Glacier State study areas. Without ETC status, we would not qualify for USF subsidies in these areas or other rural areas where we propose to offer wireline and wireless local services, and our revenue for providing local services in these areas would be materially adversely affected.

On May 1, 2008, the FCC issued an order adopting the recommendation of the Joint Board to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions were provided some relief.  On March 5, 2009, the FCC issued an additional order waiving a previously adopted limitation to the exception, the result of which is to provide uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions during the time the interim cap is in effect.  The uncapped support for tribal lands or Alaska Native regions and the cap for all other regions will be in place until the FCC takes action on proposals for long term reform.  On April 8, 2009, the FCC issued a Notice of Inquiry to review aspects of its high cost support program.  Comments were filed on May 8, 2009, and replies were filed on June 8, 2009.  We cannot predict at this time the outcome of this proceeding or its affect on high cost support available to us.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Dobson Resale Agreement

AT&T Mobility, LLC (“AT&T Mobility”) acquired Dobson Communications Corporation (“Dobson”), including its Alaska properties, on November 15, 2007. In December 2007 we signed an agreement with AT&T Mobility that provides for an orderly transition of our wireless customers from the Dobson/AT&T network in Alaska to our wireless facilities that we began building in 2008 and are expected to be substantially completed in 2010 or 2011.  The agreement required our customers to be on our wireless network by June 30, 2009, but allows our customers to use the AT&T Mobility network for roaming during the transition period.  We successfully migrated all but 200 customers from the AT&T Mobility network to our network as of June 30, 2009.  The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the Dobson/AT&T network in Alaska with our own wireless facilities. Under the agreement, AT&T Mobility’s obligation to purchase network services from us terminated as of July 1, 2008. AT&T Mobility provided us with a large block of wireless network usage at no charge to facilitate the transition of our customers to our facilities.  We will pay for usage in excess of that base transitional amount.  Under the previous agreement with Dobson, our margin was fixed.  Under the new agreement with AT&T Mobility, we will pay for usage in excess of the block of free minutes on a per minute basis.  The block of wireless network usage at no charge is expected to substantially reduce our wireless product Cost of Goods Sold during the approximate four year period beginning June 4, 2008 and ending June 30, 2012.

(8)	Subsequent Event
We have performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued.

On August 6, 2009, we filed a Tender Offer Statement on Schedule TO (the “Exchange Offer”) with the SEC.  The Exchange Offer was an offer by us to eligible officers, employees and stakeholders, other than officers of GCI who also serve on our Board of Directors (“participants”) the opportunity to exchange, on a grant-by-grant basis, their outstanding eligible stock options that were granted under our Stock Option Plan, whether vested or unvested, for shares of restricted stock of GCI Class A common stock that we will grant under the Stock Option Plan (“Restricted Stock”). Generally, eligible options include all options issued pursuant to the Stock Option Plan between January 1, 1999, and February 15, 2009, excluding any options that vest based on EBITDA performance (“eligible options”).

Participants have until September 4, 2009 to exchange their outstanding eligible stock options for shares of Restricted Stock.  Restricted Stock awards will be granted promptly following the expiration of the offer in exchange for properly tendered options and are subject to vesting.  One-half of the Restricted Stock received in exchange for eligible options will vest on December 20, 2011 with the remainder vesting on February 28, 2012. The number of shares of Restricted Stock that were offered in exchange for each eligible option was equal to the lesser of (i) a number of shares of Restricted Stock having a fair value equal to 100% of the fair value of the eligible options exchanged for shares of Restricted Stock, or (ii) a number of shares of Restricted Stock equal to 40% of the number of shares issuable pursuant to the eligible options surrendered.

The exchange of stock options for Restricted Stock will be treated as a modification of the stock options in accordance with SFAS No. 123(R) “Share-Based Payment.”  The remaining unamortized stock compensation expense related to the original options will continue to be amortized over the original vesting period related to those options.  The compensation expense for the incremental difference between the fair value of the new Restricted Stock and the fair value of the original options on the date of modification, reflecting the current facts and circumstances on the modification date, will be amortized over the vesting period of the new Restricted Stock.  We cannot reasonably estimate the incremental stock-based compensation expense related to the modification because we are uncertain as to the number of employees who will accept our offer to exchange their options and due to the highly subjective nature of the estimates used to calculate the incremental expense.

PART I.
ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In the following discussion, General Communication, Inc. and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the allowance for doubtful receivables, unbilled revenues, accrual of the USF high-cost area program subsidy, share-based compensation, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, our effective tax rate, purchase price allocations, the accrual of cost of goods sold exclusive of depreciation and amortization ("Cost of Goods Sold"), depreciation, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

General Overview

Through our focus on long-term results, acquisitions, and strategic capital investments, we strive to consistently grow our revenues and expand our margins. We have historically met our cash needs for operations and regular and maintenance capital expenditures through our cash flows from operating activities. Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities.  The ongoing weakness in the national economy and credit market turmoil continue to negatively impact consumer confidence and spending. If these trends continue, they could lead to reductions in our customers’ spending which could impact our revenue growth.  We believe the Alaska economy continues to perform well compared to most other states at the current time. Mortgage foreclosure rates in Alaska are among the lowest in the nation and the commercial real estate market is steady. The majority of our revenue is driven by the strength of the Alaska economy which appears to be relatively well positioned to weather recessionary pressures despite the continued low price per barrel of Alaska oil. The State of Alaska has large cash reserves that should enable it to maintain its budget for at least the next two fiscal years. This is important for Alaska’s economy as the State is the largest employer and second largest source of gross state product. We cannot predict the impact the economic crisis may have on us.

Our five reportable segments are Consumer, Network Access, Commercial, Managed Broadband and Regulated Operations.  Our reportable segments are business units that offer different products, are each managed separately, and serve distinct types of customers.  The Network Access segment provides services to other common carrier customers and the Managed Broadband segment provides services to rural school districts, hospitals and health clinics.  Effective June 1, 2008, we purchased 100% of the outstanding stock of United Utilities, Inc. ("UUI") and Unicom, Inc. ("Unicom").  The financial results of the long-distance, local access, wireless and Internet services sold to consumer and commercial customers of certain of these acquired companies are reported in the Regulated Operations segment.  The financial results of the long-distance services sold to other common carrier customers and the managed broadband services components of certain of these acquired companies are included in the Network Access and Managed Broadband Services segments, respectively.  Effective July 1, 2008, we closed on our purchase of 100% of the ownership interests of Alaska Wireless whose results are included in the Consumer segment.

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

AT&T Mobility, LLC (“AT&T Mobility”) acquired Dobson Communications Corporation (“Dobson”), including its Alaska properties, on November 15, 2007. In December 2007 we signed an agreement with AT&T Mobility that provides for an orderly transition of our wireless customers from the Dobson/AT&T network in Alaska to our wireless facilities that we began building in 2008 and are expected to be substantially completed in 2010 or 2011.  The agreement required our customers to be on our wireless network by June 30, 2009, but allows our customers to use the AT&T Mobility network for roaming during the transition period.  We successfully migrated all but 200 customers from the AT&T Mobility network to our network as of June 30, 2009.  The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the Dobson/AT&T network in Alaska with our own wireless facilities. Under the agreement, AT&T Mobility’s obligation to purchase network services from us terminated as of July 1, 2008. AT&T Mobility provided us with a large block of wireless network usage at no charge to facilitate the transition of our customers to our facilities.  We will pay for usage in excess of that base transitional amount.  Under the previous agreement with Dobson, our margin was fixed.  Under the new agreement with AT&T Mobility, we will pay for usage in excess of the block of free minutes on a per minute basis.  The block of wireless network usage at no charge is expected to substantially reduce our wireless product Cost of Goods Sold during the approximate four year period beginning June 4, 2008 and ending June 30, 2012.

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

The primary factors that contribute to year-to-year changes in local access services revenues include the average number of subscribers to our services during a given reporting period, the average monthly rates charged for non-traffic sensitive services, the number and type of additional premium features selected, the traffic sensitive access rates charged to carriers and support received from the USAC.

We estimate that our June 30, 2009 and 2008 total lines in service represent a statewide market share of 34% and 33%, respectively. At June 30, 2009 and 2008, 72% and 66%, respectively, of our lines are provided on our own facilities.

Our local access service faces significant competition in Anchorage, Fairbanks, Juneau, and the Kenai Soldotna area from ACS, which is the largest incumbent local exchange carrier ("ILEC") in Alaska. In the Matanuska-Susitna Valley our local access service faces competition from MTA, the ILEC in this area.  We compete against other smaller ILECs in certain smaller communities.  We believe our approach to developing, pricing, and providing local access services and bundling different services will continue to allow us to be competitive in providing those services.

UUI and its subsidiary, United-KUC, Inc. ("United-KUC"), which we acquired effective June 1, 2008, are ILECs and therefore are subject to regulation by the Regulatory Commission of Alaska (“RCA”).  UUI and United-KUC do not face significant competition although we expect technological changes and wireless substitution will affect their results.

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

The Joint Board has recommended for FCC consideration long-term options for reforming Universal Service Fund ("USF") support, including establishing separate funds for mobility and broadband support.  Separately, the FCC has issued two reform proposals for changing the basis for support amounts.  On April 8, 2009, the FCC issued a Notice of Inquiry to review aspects of its high cost support program.  Comments were filed on May 8, 2009, and replies were filed on June 8, 2009.  We cannot predict at this time the outcome of the FCC proceedings to consider USF reform proposals or their respective impacts on us.  Both these and any future regulatory, legislative, or judicial actions could affect the operation of the USF and result in a change in our revenue for providing local access services in new and existing markets and facilities-based wireless services in new markets.

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

The primary factors that contribute to period-to-period changes in cable services revenues include average monthly subscription rates and pay-per-view and video on demand buys, the mix among basic, premium and digital tier services, the average number of cable television subscribers during a given reporting period, set-top box utilization and related rates, revenues generated from new product offerings, and sales of cable advertising services.

Our cable service offerings are bundled with various combinations of our long-distance, local access, wireless, and Internet services. Value-added premium services are available for additional charges.

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

Marketing campaigns continue to be deployed featuring bundled products. Our Internet offerings are bundled with various combinations of our long-distance, cable, local access, and wireless services and provide free or discounted basic or premium Internet services. Value-added premium Internet features are available for additional charges.

We compete with a number of Internet service providers in our markets. We believe our approach to developing, pricing, and providing Internet services allows us to be competitive in providing those services.

Data Networks
We generate data network services revenue from two primary sources: (1) leasing capacity on our facilities that utilize voice and data transmission circuits dedicated to particular subscribers, which link a device in one location to another in a different location and (2) through the sale of Internet Protocol ("IP") based data services on a secured shared network to businesses linking multiple enterprise locations. The factor that has the greatest impact on year-to-year changes in data network services revenues is the number of data networks in use. We compete against Alascom, ACS and other local telecommunication service providers.

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

In December 2007 we signed an agreement with AT&T Mobility that provides for an orderly transition of our wireless customers from the AT&T Mobility network in Alaska to our wireless facilities. The agreement required our customers to be on our wireless network by June 30, 2009, but allows our customers to use the AT&T Mobility network for roaming during the transition period.  We successfully migrated all but 200 customers from the AT&T Mobility network to our network as of June 30, 2009.  The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the AT&T Mobility network in Alaska with our own wireless facilities. We started transitioning our customers to our wireless facilities in November 2008.

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

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage			Percentage
	Three Months Ended		Change 1	Six Months Ended		Change 1
	June 30,		2009	June 30,		2009
	2009	2008	vs. 2008	2009	2008	vs. 2008
(Unaudited)
Statements of Operations Data:
Revenues:
Consumer segment	49.3%	43.6%	18.2%	48.4%	44.5%	16.7%
Network Access segment	20.9%	29.4%	(25.7%)	21.6%	29.3%	(20.7%)
Commercial segment	18.1%	19.3%	(1.9%)	18.5%	19.5%	1.6%
Managed Broadband segment	7.4%	6.4%	20.4%	7.3%	6.0%	29.7%
Regulated Operations segment	4.3%	1.3%	238.9%	4.2%	0.7%	567.2%
Total revenues	100.0%	100.0%	4.5%	100.0%	100.0%	7.3%
Selling, general and administrative expenses	34.8%	33.9%	7.2%	36.4%	34.2%	14.4%
Depreciation and amortization expense	21.0%	19.5%	12.5%	20.8%	19.8%	12.7%
Operating income	12.5%	9.9%	32.1%	10.8%	8.6%	35.0%
Other expense, net	8.9%	8.0%	16.6%	8.7%	7.3%	28.2%
Income before income taxes	3.6%	1.9%	98.5%	2.1%	1.3%	73.5%
Net income	1.7%	0.6%	189.4%	1.0%	0.1%	743.4%
Net income attributable to GCI	1.7%	1.3%	40.0%	1.0%	0.8%	28.7%

1  Percentage change in underlying data.

Three Months Ended June 30, 2009 (“second quarter of 2009”) Compared to Three Months Ended June 30, 2008 (“second quarter of 2008”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 4.5% from $142.5 million in the second quarter of 2008 to $148.8 million in the second quarter of 2009.  Revenue increases in our Consumer, Managed Broadband and Regulated Operations segments were partially off-set by decreased revenue in our Network Access and Commercial segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold decreased 9.7% from $52.4 million in the second quarter of 2008 to $47.3 million in the second quarter of 2009. Cost of Goods Sold decreases in our Commercial, Network Access, and Managed Broadband segments were partially off-set by increases in our Consumer and Regulated Operations segments.  See the discussion below for more information by segment.

Consumer Segment Overview

Consumer segment revenue represented 49.3% of second quarter of 2009 consolidated revenues. The components of Consumer segment revenue are as follow (amounts in thousands):

	Second Quarter of		Percentage
	2009	2008	Change
Voice	$12,988	12,117	7.2%
Video	27,132	25,668	5.7%
Data	12,166	10,386	17.1%
Wireless	21,113	13,942	51.4%
Total Consumer segment revenue	$73,399	62,113	18.2%

Consumer segment Cost of Goods Sold represented 50.7% of second quarter of 2009 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2009	2008	Change
Voice	$3,775	4,682	(19.4%)
Video	11,037	9,936	11.1%
Data	1,014	1,877	(46.0%)
Wireless	8,185	7,194	13.8%
Total Consumer segment Cost of Goods Sold	$24,011	23,689	1.4%

Consumer segment adjusted EBITDA, representing 43.5% of second quarter of 2009 consolidated adjusted EBITDA, is as follows (amounts in thousands):

	Second Quarter of		Percentage
	2009	2008	Change
Consumer segment adjusted EBITDA	$22,292	13,423	66.1%

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	June 30,		Percentage
	2009	2008	Change
Voice:
Long-distance subscribers1	88,600	89,800	(1.3%)
Long-distance minutes carried (in millions)	28.3	32.0	(11.4%)
Total local access lines in service2	81,200	78,100	4.0%
Local access lines in service on GCI facilities2	70,300	60,500	16.2%

Video:
Basic subscribers3	129,700	130,300	(0.5%)
Digital programming tier subscribers4	76,200	68,200	11.7%
HD/DVR converter boxes5	74,400	56,900	30.8%
Homes passed	230,400	226,900	1.5%
Average monthly gross revenue per subscriber6	$69.59	$65.86	5.7%

Data:
Cable modem subscribers7	94,900	91,000	4.3%

Wireless:
Wireless lines in service8	103,600	77,000	34.6%

Average monthly gross revenue per subscriber9	$57.88	$57.39	0.9%

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
6 Quarter-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and end of the period.
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
9 Quarter-to-date average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and end of the period.

Consumer Segment Revenues
The increase in voice revenue is primarily due to a $761,000 or 66.9% increase in recognized support from the USAC primarily due to increased local subscribers.  The increase was partially offset by decreased long-distance billable minutes carried and long-distance subscribers.

The increase in video revenue is primarily due to the following:

•
A 4.7% increase in programming services revenue to $21.5 million in the second quarter of 2009 primarily resulting from an increase in digital programming tier subscribers in the second quarter of 2009, and

•	A 11.3% increase in equipment rental revenue to $5.3 million in the second quarter of 2009 primarily resulting from our customers’ increased use of our HD/DVR converter boxes.

The increase in data revenue is primarily due to a 18.2% increase in cable modem revenue to $10.6 million due to increased subscribers and their selection of more value-added features.

The increase in wireless revenue is primarily due to an increase in the number of wireless subscribers and recognition of $3.1 million to be received from the USAC for interstate common line support for a new local access area for which we received ETC status in May 2009 of which $690,000 and $1.7 million were related to first quarter 2009 and the year ended December 31, 2008, respectively.  Collectability was not reasonably assured until we were awarded ETC status, therefore, we deferred revenue recognition until such status was confirmed.

Consumer Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to cost savings resulting from the increased deployment of local access services DLPS lines on our own facilities during the last six months of 2008 and the first six months of 2009 and decreased voice minutes carried.

The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered over our HD/DVR converter boxes due to the increased number of boxes in service, and an increase in digital programming tier subscribers.

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

Consumer Segment Adjusted EBITDA
The increase in adjusted EBITDA is primarily due to increased margin resulting from increased revenue as described above in "Consumer Segment Revenues."  The increased margin was partially offset by an increase in the selling, general and administrative expense that was allocated to our Consumer segment primarily due to an increase in the 2008 segment margin upon which the allocation is based.

Network Access Segment Overview
Network access segment revenue represented 20.9% of second quarter of 2009 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2009	2008	Change
Voice	$13,444	23,213	(42.1%)
Data	16,073	17,988	(10.7%)
Wireless	1,603	690	132.3%
Total Network Access segment revenue	$31,120	41,891	(25.7%)

Network Access segment Cost of Goods Sold represented 13.9% of second quarter of 2009 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2009	2008	Change
Voice	$4,464	8,226	(45.7%)
Data	1,726	2,830	(39.0%)
Wireless	366	473	(22.6%)
Total Network Access segment Cost of Goods Sold	$6,556	11,529	(43.1%)

Network Access segment adjusted EBITDA, representing 30.6% of second quarter of 2009 consolidated adjusted EBITDA, is as follows (amounts in thousands):

	Second Quarter of		Percentage
	2009	2008	Change
Network Access segment adjusted EBITDA	$15,671	21,676	(27.7%)

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Network Access segment follow:

	June 30,		Percentage
	2009	2008	Change
Voice:
Long-distance minutes carried (in millions)	215.6	326.2	(33.9%)

Data:
Total Internet service provider access lines in service1	1,700	2,000	(15.0%)

1 An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues
The decrease in voice revenue is primarily due to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility as described in "Part I – Item II – Management's Discussion and Analysis of Financial Condition and Results of Operations – Voice Services and Products – Long Distance."  The voice revenue decrease also resulted from a decrease in our average rate per minute on billable minutes carried for our common carrier customers and the transition of voice traffic to dedicated networks.  The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% rate decrease mandated by federal law.  Voice revenue continues to decline as expected due to increased competition in the Network Access business.  The increased competition will continue to compress the rates we may charge our customers and, therefore, we expect a continued decline in Network Access segment voice revenue.

The decrease in data revenue is primarily due to a change in the composition of traffic resulting in IRU leases and service agreements replacing data network service agreements.  The nature of IRU leases and service agreements generally results in lower periodic revenue as compared to data network service agreements.

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to decreased long-distance minutes carried.

The decrease in data Cost of Goods Sold is primarily due to a change in the composition of traffic resulting in IRU leases and service agreements replacing data network service agreements and a $585,000 favorable adjustment resulting from a refund of fiber repair costs.  The fiber repair costs were originally recognized in the first quarter 2008.  Due to the uncertainty surrounding the refund of the fiber repair costs, we deferred recognition until collection of the refund was reasonably assured.

Network Access Segment Adjusted EBITDA
The adjusted EBITDA decrease is primarily due to decreased margin resulting from decreased revenue as described above in "Network Access Segment Revenues."  The adjusted EBITDA decrease is partially off-set by decreased Cost of Goods Sold as described above in “Network Access Segment Cost of Goods Sold” and a decrease in the selling, general and administrative expense that was allocated to our Network Access segment primarily due to a decrease in the 2008 segment margin upon which the allocation is based.

Commercial Segment Overview
Commercial segment revenue represented 18.1% of second quarter of 2009 consolidated revenues. Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.  The components of Commercial segment revenue are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2009	2008	Change
Voice	$7,701	7,280	5.8%
Video	2,221	2,149	3.4%
Data	15,409	16,584	(7.1%)
Wireless	1,580	1,431	10.4%
Total Commercial segment revenue	$26,911	27,444	(1.9%)

Commercial segment Cost of Goods Sold represented 27.4% of second quarter of 2009 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	Second Quarter of
	2009	2008	Percentage Change
Voice	$4,898	4,809	1.9%
Video	506	382	32.5%
Data	6,696	7,481	(10.5%)
Wireless	877	1,240	(29.3%)
Total Commercial segment Cost of Goods Sold	$12,977	13,912	(6.7%)

Commercial segment adjusted EBITDA, representing 10.9% of second quarter of 2009 consolidated adjusted EBITDA, is as follows (amounts in thousands):

	Second Quarter of		Percentage
	2009	2008	Change
Commercial segment adjusted EBITDA	$5,592	5,696	(1.8%)

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Commercial segment follow:

	June 30,		Percentage
	2009	2008	Change
Voice:
Long-distance subscribers1	9,600	10,400	(7.7%)
Total local access lines in service2	47,300	45,400	4.2%
Local access lines in service on GCI facilities 2	18,400	16,600	10.8%
Long-distance minutes carried (in millions)	31.8	32.9	(3.4%)

Data:
Cable modem subscribers3	10,400	9,000	15.6%

Wireless:
Wireless lines in service4	8,900	7,100	25.4%

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

Commercial Segment Revenues
The decrease in data revenue is primarily due to a $1.3 million or 15.5% decrease in managed services projects.

Commercial Segment Cost of Goods Sold
The decrease in data Cost of Goods Sold is primarily due to an $862,000 or 15.9% decrease in managed services projects Cost of Goods Sold.

Commercial Segment Adjusted EBITDA
The adjusted EBITDA decrease was primarily due to an increase in the selling, general and administrative expense that was allocated to our Commercial segment primarily due to an increase in the 2008 segment margin upon which the allocation is based partially offset by an increased margin resulting from decreased Cost of Goods Sold as described above in “Commercial Segment Cost of Goods Sold.”

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and adjusted EBITDA represented 7.4%, 5.0% and 10.5% of second quarter of 2009 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 20.4% to $11.0 million in second quarter of 2009 as compared to second quarter of 2008. The increase is primarily due to increased data network lines purchased by our Rural Health customers and revenue totaling $2.2 million from our acquisition of Unicom effective June 1, 2008 partially off-set by a $600,000 decrease in product sales.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold decreased 22.0% to $2.4 million primarily due to the decrease in costs associated with product sales as discussed above partially off-set by an increase in data network line costs.

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment adjusted EBITDA increased 70.8% to $5.4 million in 2009 primarily due to an increase in the margin resulting from increased revenue as described above in "Managed Broadband Segment Revenues" and decreased Cost of Goods Sold as described above in "Managed Broadband Segment Cost of Goods Sold."

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Regulated Operations Segment Overview
Regulated Operations segment revenue represented 4.3% of second quarter of 2009 consolidated revenues, Cost of Goods Sold represented 3.1% of second quarter of 2009 consolidated Cost of Goods Sold and adjusted EBITDA represented 4.5% of second quarter of 2009 consolidated adjusted EBITDA. The Regulated Operations segment includes voice, data and wireless services.

Selected key performance indicators for our Regulated Operations segment follow:

	June 30,		Percentage
	2009	2008	Change
Voice:
Long-distance subscribers1	830	900	(6.4%)
Long-distance minutes carried (in millions)	0.3	0.1	172.5%
Total local access lines in service (all on GCI facilities)2	11,600	12,200	(5.2%)

1 A long-distance subscriber is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.
2 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Regulated Operations Segment Revenues
We completed our acquisition of UUI effective June 1, 2008.  In connection with this acquisition, we recognized revenues of $6.4 million from the acquired operations during the second quarter of 2009 and $1.9 million during the second quarter of 2008.

Regulated Operations Segment Cost of Goods Sold
In connection with our acquisition of UUI we recognized Cost of Goods Sold of $1.4 million during the second quarter of 2009 and $300,000 during the second quarter of 2008.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment adjusted EBITDA was $2.3 million during the second quarter of 2009 and $359,000 during the second quarter of 2008.

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 7.2% to $51.7 million in the second quarter of 2009 primarily due to the following:

•	A $1.8 million increase in labor costs,
•	$1.3 million in additional expense resulting from our June 1, 2008, acquisition of UUI and Unicom, and
•	A $654,000 increase in our company-wide success sharing bonus accrual in 2009.

As a percentage of total revenues, selling, general and administrative expenses increased to 34.8% in the second quarter of 2009 from 33.9% in the second quarter of 2008, primarily due to the increases described above without a proportional increase in revenues.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 12.5% to $31.2 million in the second quarter of 2009. The increase is primarily due to our $322.3 million investment in equipment and facilities placed into service during 2008 for which a full year of depreciation will be recorded in 2009 and the $43.5 million investment in equipment and facilities placed into service during 2009 for which a partial year of depreciation will be recorded in 2009.

Other Expense, Net
Other expense, net of other income, increased 16.6% to $13.3 million in the second quarter of 2009 primarily due to a $1.5 million increase in interest expense to $13.3 million in the second quarter of 2009 due to the following:

•	$1.1 million in additional interest expense resulting from the Galaxy 18 capital lease commencing in May 2008, and
•
A $1.8 million increase in interest expense on our Senior Credit Facility to $4.6 million resulting from additional debt from the Additional Incremental Term Loan agreement beginning in May 2008, the increased interest rate on our Senior Credit Facility beginning in May 2008, and

•	A $1.2 million decrease in capitalized interest.

Income Tax Expense
Income tax expense totaled $2.7 and $1.8 million in the second quarters of 2009 and 2008, respectively. Our effective income tax rate decreased from 66.8% in 2008 to 51.6% in 2009 primarily due to a decrease in the permanent differences as compared to our net income before income tax expense in 2009 as compared to 2008.

At June 30, 2009, we have (1) tax net operating loss carryforwards of $177.7 million that will begin expiring primarily in 2019 if not utilized, and (2) alternative minimum tax credit carryforwards of $3.1 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $72.8 million associated with income tax net operating losses that were generated from 1995 to 2009, and that expire from 2011 to 2029, and with charitable contributions that were converted to net operating losses in 2004 through 2007, and that expire in 2024 through 2027, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income. The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 52% to 54% in the year ended December 31, 2009.

Six Months Ended June 30, 2009 (“2009”) Compared to Six Months Ended June 30, 2008 (“2008”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 7.3% from $277.1 million in 2008 to $297.5 million in 2009.  Revenue increases in our Consumer, Commercial, Managed Broadband and Regulated Operations segments were partially off-set by decreased revenue in our Network Access segment.  See the discussion below for more information by segment.

Total Cost of Goods Sold decreased 8.2% from $103.8 million in 2008 to $95.2 million in 2009. Cost of Goods Sold decreases in our Consumer, Commercial, Network Access and Managed Broadband segments were partially off-set by an increase in our Regulated Operations segment.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 48.4% of 2009 consolidated revenues. The components of Consumer segment revenue are as follow (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$26,903	23,978	12.2%
Video	54,502	51,315	6.2%
Data	23,928	20,482	16.8%
Wireless	38,785	27,721	39.9%
Total Consumer segment revenue	$144,118	123,496	16.7%

Consumer segment Cost of Goods Sold represented 49.8% of 2009 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	2009	2008	Percentage Change
Voice	$7,492	9,735	(23.0%)
Video	22,359	19,866	12.6%
Data	2,128	3,703	(42.5%)
Wireless	15,435	15,087	2.3%
Total Consumer segment Cost of Goods Sold	$47,414	48,391	(2.0%)

Consumer segment adjusted EBITDA, representing 42.0% of 2009 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Consumer segment adjusted EBITDA	$41,070	25,677	60.0%

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	June 30,		Percentage
	2009	2008	Change
Voice:
Long-distance minutes carried (in millions)	57.9	65.6	(11.8%)

Video:
Average monthly gross revenue per subscriber1	$69.28	$66.19	4.7%

Wireless:
Average monthly gross revenue per subscriber2	$58.59	$58.25	0.6%

1 Year-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and end of the period.
2 Year-to-date average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and end of the period.

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the second quarters of 2009 and 2008.

Consumer Segment Revenues
The increase in voice revenue is primarily due to a $2.7 million or 117.1% increase in recognized support from the USAC primarily due to increased local subscribers and the FCC order issued in March 2009, the result of which provides uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions retroactive to August 2008.  The issuance of this order allowed us to recognize in the first quarter 2009 $674,000 in additional USAC support for services provided from August 2008 to December 2008 that is included in the revenue increase discussed above.  The increase was partially offset by decreased long-distance billable minutes carried and long-distance subscribers.

The increase in video revenue is primarily due to the following:

•	A 4.8% increase in programming services revenue to $43.2 million in 2009 primarily resulting from an increase in digital programming tier subscribers in 2009, and
•	A 13.6% increase in equipment rental revenue to $10.6 million in 2009 primarily resulting from our customers’ increased use of our HD/DVR converter boxes.

The increase in data revenue is primarily due to a 17.9% increase in cable modem revenue to $20.6 million due to increased subscribers and their selection of more value-added features.

The increase in wireless revenue is primarily due to the following:

•
A $6.2 million or 212.8% increase in recognized support from the USAC primarily due to increased wireless subscribers and the FCC order issued in March 2009, the result of which provides uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions retroactive to August 2008.  The issuance of this order allowed us to recognize $810,000 in additional USAC support from August 2008 to December 2008 in 2009 that is included in the revenue increase discussed above

•
Recognition of $3.1 million to be received from the USAC for interstate common line support for a new local access area for which we received ETC status in May 2009 of which $1.7 million was related to services provided during the year ended December 31, 2008.  Collectability was not reasonably assured until we were awarded ETC status, therefore, we deferred revenue recognition until such status was confirmed, and

•	An increase in the number of wireless subscribers.

Consumer Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to cost savings resulting from the increased deployment of local access services DLPS lines on our own facilities during the last six months of 2008 and first six months of 2009 and decreased voice minutes carried.

The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered over our HD/DVR converter boxes due to the increased number of boxes in service, and an increase in digital programming tier subscribers.

The decrease in data Cost of Goods Sold is primarily due to the transition of traffic to our own facilities from leased facilities.

The increase in wireless Cost of Goods Sold is primarily due to the increased number of wireless subscribers.  The increase was partially off-set by decreased costs due to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility as described in "Part I – Item II – Management's Discussion and Analysis of Financial Condition and Results of Operations – Voice Services and Products – Long Distance."

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

Network Access Segment Overview
Network access segment revenue represented 21.6% of 2009 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$27,778	45,155	(38.5%)
Data	34,027	34,827	(2.3%)
Wireless	2,514	1,083	132.1%
Total Network Access segment revenue	$64,319	81,065	(20.7%)

Network Access segment Cost of Goods Sold represented 13.9% of 2009 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$8,541	15,533	(45.0%)
Data	4,212	5,556	(24.2%)
Wireless	487	694	(29.8%)
Total Network Access segment Cost of Goods Sold	$13,240	21,783	(39.2%)

Network Access segment adjusted EBITDA, representing 33.4% of 2009 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Network Access segment adjusted EBITDA	$32,590	41,813	(22.1%)

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Network Access segment follow:

	June 30,		Percentage
	2009	2008	Change
Voice:
Long-distance minutes carried (in millions)	416.1	640.8	(35.1%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the second quarters of 2009 and 2008.

Network Access Segment Revenues
The decrease in voice revenue is primarily due to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility as described in "Part I – Item II – Management's Discussion and Analysis of Financial Condition and Results of Operations – Voice Services and Products – Long Distance."  The voice revenue decrease also resulted from a decrease in our average rate per minute on billable minutes carried for our common carrier customers and the transition of voice traffic to dedicated networks.  The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% rate decrease mandated by federal law.  Voice revenue continues to decline as expected due to increased competition in the Network Access business.  The increased competition will continue to compress the rates we may charge our customers and, therefore, we expect a continued decline in Network Access segment voice revenue.

The decrease in data revenue is primarily due to a change in the composition of traffic resulting in IRU leases and service agreements replacing data network service agreements.

The increase in wireless revenue is primarily due to an increase in roaming revenue due to the addition of a certain roaming customer.

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to decreased long-distance minutes carried.

The decrease in data Cost of Goods Sold is primarily due to a change in the composition of traffic resulting in IRU leases and service agreements replacing data network service agreements and a $585,000 favorable adjustment resulting from a refund of fiber repair costs.  The fiber repair costs were originally recognized in the first quarter of 2008.

Network Access Segment Adjusted EBITDA
The adjusted EBITDA decrease is primarily due to decreased margin resulting from decreased revenue as described above in "Network Access Segment Revenues."  The adjusted EBITDA decrease is partially off-set by decreased Cost of Goods Sold as described above in “Network Access Segment Cost of Goods Sold” and a decrease in the selling, general and administrative expense that was allocated to our Network Access segment primarily due to a decrease in the 2008 segment margin upon which the allocation is based.

Commercial Segment Overview
Commercial segment revenue represented 18.5% of 2009 consolidated revenues. Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.  The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$15,685	14,494	8.2%
Video	4,271	3,969	7.6%
Data	31,924	32,793	(2.7%)
Wireless	3,023	2,779	8.8%
Total Commercial segment revenue	$54,903	54,035	1.6%

Commercial segment Cost of Goods Sold represented 27.7% of 2009 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	2009	2008	Percentage Change
Voice	$9,467	9,738	(2.8%)
Video	1,003	770	30.3%
Data	14,261	15,061	(5.3%)
Wireless	1,601	2,414	(33.7%)
Total Commercial segment Cost of Goods Sold	$26,332	27,983	(5.9%)

Commercial segment adjusted EBITDA, representing 11.2% of 2009 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Commercial segment adjusted EBITDA	$10,893	10,021	8.7%

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Commercial segment follow:

	June 30,		Percentage
	2009	2008	Change
Voice:
Long-distance minutes carried (in millions)	64.0	65.7	(2.7%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the second quarter of 2009 and for the second quarter of 2008.

Commercial Segment Revenues
The increase in voice revenue is primarily due to increased local access lines in service and a $766,000 or 142.4% increase in recognized support from the USAC primarily due to increased local subscribers and the FCC order issued in March 2009, the result of which provides uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions retroactive to August 2008.  The issuance of this order allowed us to recognize $386,000 in additional USAC support from August 2008 to December 2008 in 2009 that is included in the revenue increase discussed above.  The increase in voice revenue was partially off-set by decreased long-distance subscribers and decreased voice minutes carried.

The decrease in data revenue is primarily due to a $1.5 million or 8.8% decrease in managed services projects partially off-set by an $894,000 or 10.9% increase in Internet revenue primarily due to an increase in cable modem subscribers.

Commercial Segment Cost of Goods Sold
The decrease in data Cost of Goods Sold is primarily due to a $953,000 or 8.7% decrease in managed services projects Cost of Goods Sold.

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

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and adjusted EBITDA represented 7.3%, 5.3% and 9.5% of 2009 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 29.7% to $21.6 million in 2009 as compared to 2008. The increase is primarily due to increased circuits purchased by our Rural Health customers and a $4.6 million increase from our acquisition of Unicom effective June 1, 2008.  The increase is partially off-set by a $1.0 million or 15.0% decrease in School Access revenue primarily due to the decision to temporarily stop revenue recognition for services provided to a certain continuing customer pending resolution of certain issues.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold decreased 4.9% to $5.0 million primarily due to the decrease in costs associated with product sales partially off-set by an increase in costs associated with the increased revenue.

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment adjusted EBITDA increased 65.2% to $9.3 million in 2009 primarily due to an increase in the margin resulting from increased revenue as described above in "Managed Broadband Segment Revenues."

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Regulated Operations Segment Overview
Regulated Operations segment revenue represented 4.2% of 2009 consolidated revenues, Cost of Goods Sold represented 3.3% of 2009 consolidated Cost of Goods Sold and adjusted EBITDA represented 4.0% of 2009 consolidated adjusted EBITDA. The Regulated Operations segment includes voice, data and wireless services.

Selected key performance indicators for our Regulated Operations segment follow:

	June 30,		Percentage
	2009	2008	Change
Voice:
Long-distance minutes carried (in millions)	0.7	0.1	454.5%

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the second quarters of 2009 and 2008.

Regulated Operations Segment Revenues
We completed our acquisition of UUI effective June 1, 2008.  In connection with this acquisition, we recognized revenues of $12.5 million from the acquired operations during 2009 and $1.9 million during 2008.

Regulated Operations Segment Cost of Goods Sold
In connection with our acquisition of UUI we recognized Cost of Goods Sold of $3.2 million during 2009 and $300,000 during 2008.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment adjusted EBITDA was $3.9 million in 2009 and $359,000 during 2008.

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 14.4% to $108.3 million in 2009 primarily due to the following:

•	A $5.3 million increase in labor costs,
•	$4.3 million in additional expense resulting from our June 1, 2008, acquisition of UUI and Unicom,
•	$1.2 million in additional expense incurred in 2009 for the conversion of our customers' wireless phones to our facilities, and
•	A $1.2 million increase in our company-wide success sharing bonus accrual in 2009.

As a percentage of total revenues, selling, general and administrative expenses increased to 36.4% in 2009 from 34.2% in 2008, primarily due to the increases described above without a proportional increase in revenues.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 12.7% to $61.9 million in 2009. The increase is primarily due to our $322.3 million investment in equipment and facilities placed into service during 2008 for which a full year of depreciation will be recorded in 2009 and the $43.5 million investment in equipment and facilities placed into service during 2009 for which a partial year of depreciation will be recorded in 2009.

Other Expense, Net
Other expense, net of other income, increased 28.2% to $25.9 million in 2009 primarily due to a $5.2 million increase in interest expense to $25.9 million in 2009 due to the following:

•	$2.8 million in additional interest expense resulting from the Galaxy 18 capital lease commencing in May 2008,
•
A $3.8 million increase in interest expense on our Senior Credit Facility to $8.4 million resulting from additional debt from the Additional Incremental Term Loan agreement beginning in May 2008, the increased interest rate on our Senior Credit Facility beginning in May 2008, and

•	A $1.7 million decrease in capitalized interest.

Income Tax Expense
Income tax expense totaled $3.3 million and $3.2 million in 2009 and 2008, respectively. Our effective income tax rate decreased from 90.3% in 2008 to 52.7% in 2009 primarily due to a decrease in the permanent differences as compared to our net income before income tax expense in 2009 as compared to 2008.

Multiple System Operator Operating Statistics
Our operating statistics include customer information from our Consumer and Commercial segments which offer services utilizing our cable services’ facilities.

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable service facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At June 30, 2009 and 2008 we had 132,000 and 130,400 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary digital video, high-speed data, and telephony customers, not counting additional outlets. At June 30, 2009 and 2008 we had 334,023 and 314,400 revenue generating units, respectively.

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

Global capital and credit markets have recently experienced increased volatility and disruption. Despite this volatility and disruption, we continue to have full access to our Senior Credit Facility.  Although there can be no assurances in these difficult economic times that financial institutions will continue to provide financing, we believe that the lenders participating in our credit facilities will be willing and able to provide financing to us in accordance with their legal obligations under our credit facilities. While our short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund capital expenditures and acquisitions as opportunities arise, the decline in the global financial markets may negatively impact our ability to access the capital markets in a timely manner and on attractive terms, which may have a negative impact on our ability to grow our business.

We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008, are summarized as follows:

	2009	2008
Operating activities	$42,747	108,657
Investing activities	(59,055)	(155,177)
Financing activities	13,835	129,149
Net increase (decrease) in cash and cash equivalents	$(2,473)	82,629

Operating Activities
The decrease in cash flows provided by operating activities is due primarily to the absence of cash received up-front for IRU leases and service agreement in 2009 compared to 2008, a $15.0 million contractually required payment in 2009, and an increase in cash payments to reduce accounts payable and accrued payroll liabilities that was partially offset by an increase in depreciation and amortization expense for 2009 compared to 2008.

Investing Activities
The decrease in cash flows used for investing activities is due primarily to a decrease in spending for property and equipment, including construction in progress in 2009.

Capital Expenditures
Our expenditures for property and equipment, including construction in progress, totaled $54.0 million and $122.3 million during the six months ended June 30, 2009 and 2008, respectively. The 2009 expenditures do not include $12.1 million for additions of property and equipment that had been accrued at December 31, 2008 and paid for during the six months ended June 30, 2009 net of $8.3 million of additions of property and equipment that are accrued as of June 30, 2009.  The 2008 expenditures include additions of $12.5 million for property and equipment that are accrued at June 30, 2008 net of $6.1 million that had been accrued at December 31, 2007 and paid for during the six months ended June 30, 2008.  Our capital expenditure requirements in excess of approximately $25.0 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2009 expenditures for property and equipment for our core operations, including construction in progress to total $115.0 million to $120.0 million, depending on available opportunities and the amount of cash flow we generate during 2009.

Financing Activities
The decrease in cash flows provided by financing activities is due primarily to reduced borrowing in 2009 on our Senior Credit Facility.

Senior Notes and Senior Credit Facility
At June 30, 2009, we were in compliance with all our Senior Notes and Senior Credit Facility loan covenants.

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

Critical Accounting Policies

Our accounting and reporting policies comply with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of our financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under U.S. GAAP. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with our Audit Committee.

Those policies considered to be critical accounting policies for the six months ended June 30, 2009 are the allowance for doubtful accounts, impairment and useful lives of intangible assets, accruals for unbilled costs, and the valuation allowance for net operating loss deferred tax assets.  A complete discussion of our critical accounting policies can be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our December 31, 2008 annual report on Form 10-K.

We are considering changing the date of our annual goodwill impairment test to provide additional time to complete the required impairment test analysis.

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

Our Senior Credit Facility carries interest rate risk. Amounts borrowed under this agreement bear interest at LIBOR plus 4.25% or less depending upon our Total Leverage Ratio (as defined). Should the LIBOR rate change, our interest expense will increase or decrease accordingly. In July 2008, we entered into an interest rate cap agreement with a two year term to limit the LIBOR rate on $180.0 million of variable interest rate debt to 4.5%.  The agreement is being accounted for as a derivative under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities."  As of June 30, 2009, we have borrowed $378.6 million subject to interest rate risk. On this amount, each 1% increase in the LIBOR interest rate would result in $3.8 million of additional gross interest cost on an annualized basis.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined below) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation and as described below under “Changes in Internal Control over Financial Reporting” (Item 4(b)), we identified material weaknesses in our "internal control over financial reporting" (as defined in Item 4(b) below).  Because of these material weaknesses, which are in the process of being remediated as described below under “Changes in Internal Control over Financial Reporting” (Item 4(b)), our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2009, which is the end of the period covered by this report.

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

(b) Changes in Internal Control over Financial Reporting

Our entity-level control related to the selection and application of accounting policies in accordance with U.S. GAAP was not designed to include policies and procedures to periodically review our accounting policies to ensure ongoing U.S. GAAP compliance. This led to ineffective procedures for recording depreciation expense that was identified in second quarter 2008, which caused material errors in interim financial reporting which were corrected through the restatement of our 2007 interim financial information.  Although we began to remediate this material weakness in June 2008, by expanding our accounting policy documentation, we have not had sufficient time to fully implement the control changes necessary to ensure that a misstatement of interim or annual financial reporting does not occur. We continued to work towards remediation of this deficiency during the six months ended June 30, 2009, and will continue to remediate this deficiency during the remainder of 2009 by implementing policies and procedures to periodically review our accounting policies to ensure ongoing U.S. GAAP compliance.

The internal control over financial reporting at Alaska DigiTel did not include i) activities adequate to timely identify changes in financial reporting risks, ii) activities adequate to monitor the continued effectiveness of controls, and iii) staff with adequate technical expertise to ensure that policies and procedures necessary for reliable interim and annual financial statements were selected and applied. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. These control deficiencies in our Alaska DigiTel business represented material weaknesses in our internal control over financial reporting and led to the failure to timely identify and respond to triggering events which necessitated a change in useful life of depreciable assets to ensure reporting in accordance with U.S. GAAP. These material weaknesses led to errors in our interim financial reporting which were corrected through the restatement of our interim financial information for the March 31 and June 30, 2008 quarterly periods. We made progress towards remediation with the acquisition of the Alaska DigiTel minority interest on August 18, 2008, which gave us 100% ownership and control over this subsidiary.  During the fourth quarter of 2008 we made progress towards integrating Alaska DigiTel into our financial reporting process by replacing the accounting management with GCI accounting management.  During the first quarter of 2009 we integrated Alaska DigiTel’s general ledger into our general ledger system.  During the six months ended June 30, 3009, we have been integrating Alaska DigiTel’s accounting processes into our internal control over financial reporting and will continue this integration during the remainder of 2009.  Additionally, Alaska DigiTel will become subject to the improvements we anticipate due to the fourth quarter 2008 expansion of our accounting policy documentation and the 2009 implementation of a procedure to periodically review our accounting policies to ensure ongoing U.S. GAAP compliance.  Although we have taken the steps noted above to remediate this material weakness, we have not had sufficient time to fully implement the control changes necessary to ensure that a misstatement of interim or annual financial reporting does not occur.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

Except as set forth in this item, neither the Company, its property nor any of its subsidiaries or their property is a party to or subject to any material pending legal proceedings. We are parties to various claims and pending litigation as part of the normal course of business. We are also involved in several administrative proceedings and filings with the FCC and state regulatory authorities. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business. In addition, the FCC's Office of Inspector General has initiated an investigation of our compliance with program rules and requirements under certain USF programs.  The request covers the period beginning January 1, 2004 through August 31, 2008, and relates to amounts received by Alaska DigiTel and its affiliates during that period.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and subsequently dissolved in April 2009.  Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in

January 2007.  This request has not had a material impact on our statement of operations, financial position or cash flows but given the preliminary nature of this request we are unable to assess the ultimate resolution of this matter.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual shareholders meeting of GCI was held on June 29, 2009.

(b)	Not applicable.

(c)         The matters voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, are as follows:

Description of Matter	For	Against	Withheld	Abstentions	Broker Nonvotes
1. Election of Directors:
Stephen M. Brett	74,642,474	3,001,513	----	----	---
Ronald A. Duncan	76,581,216	1,062,771	----	----	---
Stephen R. Mooney	60,223,278	17,420,709	----	----	---
Mark W. Kroloff	76,733,827	910,160	----	----	---

2. Approving certain amendments to our Amended and Restated 1986 Stock Option Plan to approve a one-time offer of exchange of certain options.
	For	Against	Withheld	Abstentions	Broker Nonvotes
	45,832,525	25,590,579	---	993,160	5,227,723

The minutes of the June 23, 2008 shareholders meeting of GCI were unanimously approved.

(d)         Not applicable

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer, Secretary and Treasurer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer, Secretary and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	August 7, 2009
Ronald A. Duncan	(Principal Executive Officer)

/s/ John M. Lowber	Senior Vice President, Chief Financial	August 7, 2009
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	August 7, 2009
Lynda L. Tarbath	Officer (Principal Accounting Officer)